Form 10-Q
period 2009-09-30
MBIA INC
filed 2009-11-09
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

As of October 30, 2009, 207,954,051 shares of Common Stock, par value $1 per share, were outstanding.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except per share amounts)

	September 30, 2009	December 31, 2008
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $11,330,409 and $13,245,574) (includes hybrid financial instruments at fair value $30,710 and $25,498)	$9,955,464	$11,223,716
Fixed-maturity securities held as trading, at fair value (amortized cost $115,946)	123,467	-
Investments held-to-maturity, at amortized cost (fair value $2,405,860 and $3,109,248)	2,861,353	3,156,969
Investments pledged as collateral, at fair value (amortized cost $652,992 and $1,101,929)	617,249	845,887
Short-term investments held as available-for-sale, at fair value (amortized cost $2,895,514 and $4,728,090)	2,895,530	4,693,283
Short-term investments held-to-maturity, at amortized cost (fair value $605,650 and $485,857)	1,032,388	498,865
Other investments (includes investments at fair value $373,097 and $216,805)	376,150	220,412

Total investments	17,861,601	20,639,132

Cash and cash equivalents	1,645,453	2,279,783
Accrued investment income	111,558	201,688
Premiums receivable	2,059,389	7,744
Deferred acquisition costs	477,429	560,632
Prepaid reinsurance premiums	367,110	216,609
Insurance loss recoverable	2,207,625	458,512
Reinsurance recoverable on paid and unpaid losses	53,440	173,548
Goodwill	76,938	76,938
Property and equipment, at cost (less accumulated depreciation of $148,453 and $141,295)	84,349	105,364
Receivable for investments sold	203,093	77,464
Derivative assets	780,795	911,188
Current income taxes	75,035	240,871
Deferred income taxes, net	1,309,423	2,374,164
Other assets	539,822	706,812

Total assets	$27,853,060	$29,030,449

Liabilities and Equity
Liabilities:
Unearned premium revenue	$5,121,978	$3,424,402
Loss and loss adjustment expense reserves	1,322,873	1,557,884
Reinsurance premiums payable	208,422	8,672
Investment agreements	2,881,757	4,666,944
Medium-term notes (includes financial instruments at fair value $142,017 and $176,261)	3,932,747	6,339,527
Variable interest entity notes	2,668,798	1,791,597
Securities sold under agreements to repurchase	501,961	802,938
Long-term debt	2,718,076	2,396,059
Deferred fee revenue	88,000	44,989
Payable for investments purchased	303,949	239
Derivative liabilities	4,988,759	6,470,874
Other liabilities	362,171	504,306

Total liabilities	25,099,491	28,008,431

Commitments and contingencies (See Note 16)

Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares – 274,837,483 and 273,199,801	274,837	273,200
Additional paid-in capital	3,056,500	3,050,506
Retained earnings	2,633,690	1,629,187
Accumulated other comprehensive loss, net of deferred income tax of $500,600 and $946,759	(1,044,568)	(1,775,954)
Treasury stock, at cost — 66,892,054 and 65,278,904 shares	(2,183,668)	(2,182,519)

Total shareholders’ equity of MBIA Inc.	2,736,791	994,420
Preferred stock of subsidiary	16,778	27,598

Total equity	2,753,569	1,022,018

Total liabilities and equity	$27,853,060	$29,030,449

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Premiums earned:
Scheduled premiums earned	$144,414	$141,049	$492,515	$434,205
Refunding premiums earned	36,834	93,696	95,350	189,248

Premiums earned (net of ceded premiums of $21,540, $31,607, $70,159 and $93,840)	181,248	234,745	587,865	623,453
Net investment income	156,775	354,419	524,965	1,286,829
Fees and reimbursements	14,291	12,120	55,317	31,968
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(30,282)	34,263	33,536	102,325
Unrealized gains (losses) on insured derivatives	(810,189)	104,818	1,222,761	(147,972)

Net change in fair value of insured derivatives	(840,471)	139,081	1,256,297	(45,647)
Net gains (losses) on financial instruments at fair value and foreign exchange	(87,296)	(234,200)	74,462	(70,853)
Net realized gains (losses)	(78,121)	(292,241)	(13,710)	(618,932)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(199,094)	(134,058)	(786,501)	(793,837)
Other-than-temporary impairments recognized in accumulated other comprehensive loss	105,814	-	349,566	-

Net investment losses related to other-than-temporary impairments	(93,280)	(134,058)	(436,935)	(793,837)

Net gains on extinguishment of debt	126,696	239,898	253,097	319,115

Total revenues	(620,158)	319,764	2,301,358	732,096
Expenses:
Losses and loss adjustment	238,760	982,514	203,174	1,292,466
Amortization of deferred acquisition costs	19,896	24,618	66,663	63,147
Operating	77,113	95,011	249,603	224,790
Interest	110,136	264,211	359,889	962,767

Total expenses	445,905	1,366,354	879,329	2,543,170

Income (loss) before income taxes	(1,066,063)	(1,046,590)	1,422,029	(1,811,074)

Provision (benefit) for income taxes	(341,530)	(240,111)	547,900	(298,222)

Net income (loss)	(724,533)	(806,479)	874,129	(1,512,852)

Preferred stock dividends of subsidiary	3,271	-	10,484	-

Net income (loss) available to common shareholders	$(727,804)	$(806,479)	$863,645	$(1,512,852)

Net income (loss) per common share:
Basic	$(3.50)	$(3.42)	$4.15	$(6.87)
Diluted	$(3.50)	$(3.42)	$4.15	$(6.87)

Weighted-average number of common shares outstanding:
Basic	208,219,324	235,706,851	208,278,589	220,137,758
Diluted	208,219,324	235,706,851	208,278,589	220,137,758

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2009

(In thousands except per share amounts)

					Accumulated			Total
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury Stock		Shareholders’ Equity	Preferred Stock of Subsidiary
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	of MBIA Inc.	Shares	Amount
Balance, January 1, 2009	273,200	$273,200	$3,050,506	$1,629,187	$(1,775,954)	(65,279)	$(2,182,519)	$994,420	2,759	$27,598

ASC 944-20 transition adjustment net of deferred income taxes of $27,170	-	-	-	55,346	-	-	-	55,346	-	-

ASC 320-10 transition adjustment net of deferred income taxes of $29,930	-	-	-	85,512	(55,582)	-	-	29,930	-	-

Comprehensive income:
Net income	-	-	-	874,129	-	-	-	874,129	-	-
Other comprehensive loss:
Change in unrealized gains and losses on investments, net of deferred income taxes of $492,583	-	-	-	-	1,014,311	-	-	1,014,311	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive loss, net of deferred income taxes of $54,286	-	-	-	-	(271,189)	-	-	(271,189)	-	-
Change in fair value of derivative instruments, net of deferred income taxes of $33,411	-	-	-	-	62,048	-	-	62,048	-	-
Change in foreign currency translation, net of deferred income taxes of $4,381	-	-	-	-	(18,202)	-	-	(18,202)	-	-

Other comprehensive loss								786,968

Total comprehensive income								1,661,097

Treasury shares acquired under share repurchase program	-	-	-	-	-	(1,690)	(4,196)	(4,196)	-	-

Share-based compensation net of deferred income taxes of $2,858	1,637	1,637	5,994	-	-	77	3,047	10,678	-	-

Preferred stock of subsidiary acquired	-	-	-	-	-	-	-	-	(1,082)	(10,820)

Preferred stock dividends of subsidiary	-	-	-	(10,484)	-	-	-	(10,484)	-	-

Balance, September 30, 2009	274,837	$274,837	$3,056,500	$2,633,690	$(1,044,568)	(66,892)	$(2,183,668)	$2,736,791	1,677	$16,778

					2009
Disclosure of reclassification amount:
Change in unrealized gains and losses and other-than-temporary impairment losses on investments arising during the period, net of taxes					$275,579
Reclassification adjustment, net of taxes					467,543

Change in net unrealized gains and losses and other-than-temporary impairment losses, net of taxes					$743,122

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$874,129	$(1,512,852)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of bond discounts (premiums), net	(55,036)	(25,534)
Decrease in accrued investment income	89,797	247,120
Decrease (increase) in premiums receivable	317,423	(148,433)
Decrease (increase) in deferred acquisition costs	91,574	(82,507)
(Decrease) increase in unearned premium revenue	(736,393)	406,877
Decrease in prepaid reinsurance premiums	170,793	44,262
Decrease in reinsurance premiums payable	(197,851)	(22,873)
(Decrease) increase in loss and loss adjustment expense reserves	(60,791)	566,807
Decrease (increase) in reinsurance recoverable on paid and unpaid losses	124,671	(25,221)
Increase in insurance loss recoverable	(1,750,297)	(157,647)
Increase in payable to reinsurers on recoveries	100,592	2,417
Depreciation	7,059	7,217
Decrease in accrued interest payable	(55,577)	(185,705)
Decrease in accounts receivable	29,111	4,655
Decrease in accrued expenses	(148,572)	(11,654)
Increase in deferred fee revenue	43,011	391
Amortization of medium-term notes (premiums) discounts, net	(11,583)	(11,683)
Net realized losses	13,710	618,931
Investment losses on other-than-temporarily impaired investments	436,935	793,838
Unrealized (gains) losses on insured derivatives	(1,222,761)	147,972
Net (gains) losses on financial instruments at fair value and foreign exchange	(74,462)	70,853
Increase (decrease) in current income taxes	162,978	(209,061)
Deferred income tax provision	601,662	141,643
Gains on extinguishment of debt	(253,097)	(319,115)
Share-based compensation	4,822	(28,715)
Other, operating	29,911	87,867

Total adjustments to net income (loss)	(2,342,371)	1,912,702

Net cash provided (used) by operating activities	(1,468,242)	399,850

Cash flows from investing activities:
Purchase of fixed-maturity securities	(7,782,580)	(11,812,003)
Increase in payable for investments purchased	303,706	67,256
Sale and redemption of fixed-maturity securities	9,874,826	24,686,648
Increase in receivable for investments sold	(125,841)	(1,200,027)
Purchase of held-to-maturity investments	(236,817)	(1,108,649)
Redemptions of held-to-maturity investments	665,215	3,558,827
Sale (purchase) of short-term investments, net	1,888,549	(5,074,218)
Sale (purchase) of other investments, net	72,655	315,494
Capital expenditures	(5,025)	(4,509)
Disposals of capital assets	8	-

Net cash provided by investing activities	4,654,696	9,428,819

Cash flows from financing activities:
Proceeds from issuance of investment agreements	308,983	1,882,609
Payments for drawdowns of investment agreements	(2,066,377)	(7,294,253)
Decrease in commercial paper	-	(863,039)
Issuance of medium-term notes	185,904	2,106,756
Principal paydown of medium-term notes	(2,209,391)	(6,062,672)
Principal paydown of variable interest entity notes	(121,717)	(109,818)
Securities sold under agreements to repurchase	(285,642)	(77,939)
Dividends paid	(9,477)	(42,640)
Gross proceeds from issuance of common stock	-	1,628,405
Capital issuance costs	-	(78,510)
Net proceeds from issuance of warrants	-	21,467
Net proceeds from issuance of long-term debt	333,078	983,278
Repayment for retirement of long-term debt	-	(82,822)
Repayment for retirement of short-term debt	-	(6,225)
Proceeds from bank loans	-	338,820
Proceeds from derivative settlements	41,457	372,167
Purchase of treasury stock	(4,196)	(90,041)
Purchase of subsidiary preferred stock	(10,820)	-
Restricted stock awards settlements	1,561	2,207
Excess tax benefit on share-based payment	-	(15,441)
Collateral from reverse repurchase agreement counterparties	25,000	-
Collateral posted under investment agreements	-	(40,018)
Collateral to swap counterparty	(9,147)	(110,200)
Other, financing	-	1,356

Net cash used by financing activities	(3,820,784)	(7,536,553)

Net increase (decrease) in cash and cash equivalents	(634,330)	2,292,116
Cash and cash equivalents - beginning of period	2,279,783	263,732

Cash and cash equivalents - end of period	$1,645,453	$2,555,848

Supplemental cash flow disclosures:
Income taxes refunded	$(209,975)	$(221,037)
Interest paid:
Investment agreements	$104,633	$506,185
Commercial paper	-	15,445
Medium-term notes	95,899	321,689
Variable interest entity notes	54,939	40,678
Securities sold under agreements to repurchase	58,621	29,406
Liquidity loans	3,904	1,670
Other borrowings and deposits	-	2,319
Long-term debt	182,900	121,683
Non cash items:
Share-based compensation	$4,822	$(28,715)
Dividends declared but not paid	1,005	-

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business and Organization

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates the largest financial guarantee insurance business in the industry and is a provider of asset management advisory services. These activities are managed through three business segments: United States (“U.S.”) public finance insurance, structured finance and international insurance and investment advisory services. The Company also manages asset/liability products and conduit programs, which are in wind-down. Corporate operations include revenues and expenses that arise from general corporate activities.

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

MBIA’s insurance and certain investment management services programs have historically relied upon triple-A credit ratings. The loss of those ratings in the second quarter of 2008 resulted in a dramatic reduction in the Company’s business activities. As of September 30, 2009, National was rated A with a developing outlook by Standard & Poor’s Corporation (“S&P”) and Baa1 with a developing outlook by Moody’s Investors Service, Inc. (“Moody’s”). As of September 30, 2009, MBIA Insurance Corporation was rated BB+ with a negative outlook by S&P and B3 with a negative outlook by Moody’s.

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

Structured Finance and International Insurance Operations

MBIA’s structured finance and international insurance operations have been conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due, or in the event MBIA Corp. has the right at its discretion to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain investment agreement contracts written by MBIA Inc. are insured by MBIA Corp. and if MBIA Inc. were to have insufficient assets to pay amounts due, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including MBIA Global Funding LLC (“GFL”) and Meridian Funding Company LLC (“Meridian”), and provides reinsurance to its insurance subsidiaries. Additionally, insurance policies include payments due under credit and other derivatives, including termination payments that may become due upon certain events including the insolvency or payment default of MBIA Corp.

MBIA Corp.’s guarantees insure structured finance and asset-backed obligations, privately issued bonds used for the financing of public purpose projects, which are primarily located outside of the U.S. and that include toll roads, bridges, airports, public transportation facilities and other types of infrastructure projects serving a substantial public purpose, and obligations of sovereign and sub-sovereign issuers. Structured finance and asset-backed securities (“ABSs”) typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real property.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company is no longer insuring new credit derivative contracts except in transactions related to the reduction of existing derivative exposure. The structured finance market continues to recover from the global credit crisis with new issuance volume, though increasing, still well below historical averages. It is unclear how or when the Company may be able to re-engage this market.

Investment Management Services Operations

MBIA’s investment management services operations consist of an asset management advisory business, which provides cash management, discretionary asset management and structured products to the public, not-for-profit, corporate and financial sectors. The advisory services segment primarily consists of the operations of MBIA Municipal Investor Service Corporation (“MBIA-MISC”), MBIA Capital Management Corp. (“CMC”) and MBIA Asset Management UK (“AM-UK”). MBIA-MISC provides investment management programs, including pooled investments products and customized asset management services. In addition, MBIA-MISC provides portfolio accounting and reporting for state and local governments, including school districts. MBIA-MISC is a Securities and Exchange Commission (“SEC”)-registered investment adviser. CMC provides fee-based asset management services to the Company, its affiliates and third-party institutional clients. CMC is an SEC-registered investment advisor and Financial Industry Regulatory Authority member firm. AM-UK provides fee-based asset management services to the Company’s foreign insurance affiliates and Euro Asset Acquisition Limited (“EAAL”), and to third-party institutional clients and investment structures. AM-UK is registered with the Financial Services Authority in the United Kingdom (“U.K.”).

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In general, the Company’s structured finance and international business’s financial guarantee contracts and credit default swap (“CDS”) contracts cannot be accelerated, thereby mitigating liquidity risk. Under the terms of the Company’s insured CDS contracts, the insured counterparty may have a right to terminate the CDS contracts upon an insolvency or payment default of MBIA Corp. However, defaults, credit impairments and adverse capital markets conditions such as the Company is currently experiencing, can create payment requirements as the Company has made irrevocable pledges to pay principal and interest, or other amounts owing on insured obligations, when due. Additionally, the Company’s structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes and preferred stock issuance. MBIA Corp. also provides guarantees to the holders of our asset/liability products debt obligations. If the Company’s asset/liability products segment or MBIA Inc. were unable to service the principal and interest payments on its debt and investment agreements, the holders of the insured liabilities would make a claim under the MBIA Corp. insurance policies. MBIA Corp. has lent $2.0 billion to the asset/liability products segment on a secured basis for the purpose of minimizing the risk that such claim would be made. The loan matures in the fourth quarter of 2011. During October and November of 2009, a total of $100 million of the loan was repaid. The timing of the ultimate repayment may be affected by the performance of assets in the asset/liability product’s investment portfolio.

Since the fourth quarter of 2007, MBIA Corp. made $4.4 billion of cash payments, before reinsurance, associated with insured second-lien residential mortgage-backed securities (“RMBS”), as well as settlement payments relating to CDS contracts referencing collateralized debt obligation (“CDO”)-squared and multi-sector CDOs. Among MBIA Corp.’s outstanding insured portfolio, these types of insured exposures have exhibited the highest degree of payment volatility and continue to pose material liquidity risk to the Company’s structured finance and international insurance segment. As a result of the current economic stress, MBIA could incur additional payment obligations beyond these mortgage-related exposures, which may be substantial, increasing the stress on MBIA Corp.’s liquidity.

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

The Company manages the investment portfolios of its insurance segments to maintain cash and liquid securities in an amount in excess of all stress scenario payment requirements. To the extent the Company’s liquidity resources fall short of its target liquidity cushions under the stress-loss scenario testing, the Company will seek to increase its cash holdings position, primarily through the sale of high-quality bonds held in its investment portfolio.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In order to monitor liquidity risk and maintain appropriate liquidity resources for near-term cash and collateral requirements within MBIA’s asset/liability products segment, the Company calculates monthly forecasts of asset and liability maturities, as well as collateral posting requirements. Cash availability at the low point of the Company’s 12-month forecasted cash flows is measured against liquidity needs using stress-scenario testing of each of the potential liquidity needs described above. To the extent there is a shortfall in MBIA’s liquidity coverage, the Company proactively manages its cash position and liquidity resources to maintain an adequate cushion to the stress scenario. These resources include the sale of unpledged assets, the use of free cash at the holding company including the assets in the corporate segment, and potentially increased securities borrowings from National.

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

The results of operations for the three and nine months ended September 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009. The December 31, 2008 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. The consolidated financial statements include the accounts of MBIA Inc., its wholly owned subsidiaries and all other entities in which the Company has a controlling financial interest. All material intercompany revenues and expenses have been eliminated. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In addition, the Company evaluated all events subsequent to September 30, 2009 through November 9, 2009 for inclusion in the Company’s consolidated financial statements and/or accompanying notes.

Financial Guarantee Insurance Premiums

Unearned Premium Revenue and Receivable for Future Premiums

The Company recognizes and measures financial guarantee insurance premiums in accordance with the accounting guidance for financial guarantee insurance and reinsurance contracts. The accounting guidance requires the Company to recognize a liability for unearned premium revenue at the inception of financial guarantee insurance and reinsurance contracts on a contract-by-contract basis. Unearned premium revenue recognized at inception of a contract is measured at the present value of the premium due. For most financial guarantee insurance contracts, the Company receives the entire premium due at the inception of the contract, and recognizes unearned premium revenue liability at that time. For certain other financial guarantee contracts, the Company receives premiums in installments over the term of the contract. Unearned premium revenue and a receivable for future premiums is recognized at the inception of an installment contract, and measured at the present value of premiums expected to be collected over the contract period or expected period using a risk-free discount rate. The expected period is used in the present value determination of unearned premium revenue and receivable for future premiums for contracts where (a) the insured obligation is contractually prepayable, (b) prepayments are probable, (c) the amount and timing of prepayments are reasonably estimable, and (d) a homogenous pool of assets is the underlying collateral for the insured obligation. The Company has determined that substantially all of its installment contracts meet the conditions required to be treated as expected period contracts. The receivable for future premiums is reduced as installment premiums are collected. The Company reports the accretion of the discount on installment premiums receivable as premium revenue and discloses the amount recognized in “Note 4: Insurance Premiums.” The Company assesses the receivable for future premiums for collectability each reporting period, adjusts the receivable for uncollectible amounts and recognizes any write-off as operating expense and discloses the amount recognized in “Note 4: Insurance Premiums.” As premium revenue is recognized, the unearned premium revenue liability is reduced.

Premium Revenue Recognition

The Company recognizes and measures premium revenue over the period of the contract in proportion to the amount of insurance protection provided. Premium revenue is measured by applying a constant rate to the insured principal amount outstanding in a given period to recognize a proportionate share of the premium received or expected to be received on a financial guarantee insurance contract. A constant rate for each respective financial guarantee insurance contract is determined as the ratio of (a) the present value of premium received or expected to be received over the period of the contract to (b) the sum of all insured principal amounts outstanding during each period over the term of the contract.

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

Loss and Loss Adjustment Expenses

The accounting guidance for financial guarantee insurance and reinsurance contracts requires a claim liability (loss reserve) to be recognized on a contract-by-contract basis when the present value of expected net cash outflows to be paid under the contract using a risk-free rate as of the measurement date exceeds the unearned premium revenue. A claim liability is subsequently remeasured each reporting period for expected increases or decreases due to changes in the likelihood of default and potential recoveries. Subsequent changes to the measurement of the claim liability are recognized as claim expense in the period of change. Measurement and recognition of claim liability is reported gross of any reinsurance. The Company estimates the likelihood of possible claims payments and possible recoveries using probability-weighted expected cash flows based on information available as of the measurement date, including market information. Accretion of the discount on a claim liability is included in claim expense. The Company’s claim liability and accruals for loss adjustment expenses (“LAE”) incurred are disclosed in “Note 10: Loss and Loss Adjustment Expense Reserves.”

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Other-Than-Temporary Impairments on Investment Securities

The Company’s consolidated statement of operations reflects the full impairment (the difference between a security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it is more likely than not such securities will not be required to be sold prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of cash flows not expected to be received over the remaining term of the security as projected using the Company’s discounted cash flow projections.

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

The Company has entered into reverse repurchase agreements that require MBIA to post collateral at a predetermined multiple of the contract amount. Cash or securities may be posted by MBIA under these agreements. As of September 30, 2009, the Company had cash collateral of $6 million posted to counterparties under these term reverse repurchase agreements.

The Company reports cash received or posted in its Consolidated Statements of Cash Flows as either operating, investing or financing consistent with the classification of the asset or liability that created the posting requirement.

Offsetting of Fair Value Amounts Related to Derivative Instruments

In the second quarter of 2009, the Company re-evaluated its election regarding offsetting the fair value amounts recognized for derivative contracts executed with the same counterparty under a master netting agreement. As a result, the Company began presenting the fair value amounts recognized for eligible derivative contracts executed with the same counterparty on a net basis. The implementation of the counterparty netting resulted in a decrease in the Company’s derivative assets and derivative liabilities of $225 million and $509 million as of June 30, 2009 and December 31, 2008, respectively. Additionally, counterparty netting resulted in a decrease in accrued investment income and other liabilities of $33 million and $52 million as of June 30, 2009 and December 31, 2008, respectively.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on the Accounting Standards Codification (“Codification”) and the hierarchy of generally accepted accounting principles (Accounting Standards Codification (“ASC”) 105-10). The Codification is now the single source of authoritative GAAP applied by nongovernmental entities and supersedes all existing non-SEC accounting and reporting standards. The Codification is effective for the Company for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this guidance as of the third quarter of 2009. The Codification is not intended to change GAAP but rather reorganize divergent accounting literature into an accessible and user-friendly system which materially impacts cited references of GAAP in the Company’s Notes to Consolidated Financial Statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In May 2009, the FASB issued accounting guidance for subsequent events (ASC 855-10) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The accounting guidance is effective for the Company in the interim and annual periods ending after June 15, 2009 and should be applied prospectively. The Company adopted this standard as of the second quarter of 2009. The adoption of this standard did not have a material effect on the Company’s consolidated balance sheets, results of operations or cash flows.

In April 2009, the FASB issued accounting guidance that amends fair value measurements and disclosures (ASC 820-10) for determining the fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. This standard provides additional guidance to highlight and expand on the factors that should be considered when there has been a significant decrease in market activity for a financial asset or financial liability being measured. The accounting guidance also provides additional factors that entities should consider to determine whether events or circumstances indicate that a transaction is or is not orderly (i.e., distressed). The Company adopted this standard as of the second quarter of 2009. The adoption of this standard did not have a material effect on the Company’s consolidated balance sheets, results of operations or cash flows.

In April 2009 the FASB issued accounting guidance for debt and equity investment securities (ASC 320-10) which amends the recognition criteria for other-than-temporary impairment guidance to improve the presentation of other-than-temporary impairments in the financial statements. This accounting guidance replaced the requirement that the entity’s management assert it has both the ability and intent to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security and (b) it is more likely than not it would not have to sell the security before recovery of its cost basis. When these two criteria are met, the entity will recognize only the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company adopted this standard as of the second quarter of 2009. Upon adoption and implementation of the standard, the Company recorded a cumulative-effect adjustment to reclassify the non-credit component of previously recognized other-than-temporary impairments from retained earnings to accumulated other comprehensive income. The cumulative-effect adjustment resulted in an increase in retained earnings of $86 million and an increase in accumulated other comprehensive loss of $56 million, net of deferred taxes of $30 million. Refer to “Note 7: Investment Income and Gains and Losses” for further information on the Company’s investment securities and other-than-temporary impairments.

In April 2009, the FASB issued accounting guidance for interim disclosures about financial instruments (ASC 825-10) to require disclosures about the fair value of financial instruments in interim and annual financial statements, and the method(s) and significant assumptions used to estimate the fair value of those financial instruments. The accounting guidance also requires those disclosures in all interim financial statements (ASC 270-10). The Company adopted this standard in the second quarter of 2009. As the standard requires only additional disclosures, the adoption did not have an impact on the Company’s consolidated balance sheets, results of operations or cash flows. Refer to “Note 5: Fair Value of Financial Instruments” for further information.

In May 2008, the FASB issued accounting guidance for financial guarantee insurance and reinsurance contracts (ASC 944-20) effective prospectively as of January 1, 2009. This accounting guidance amends accounting and reporting by insurance enterprises to clarify how existing guidance applies to financial guarantee insurance and reinsurance contracts. The accounting guidance amends the recognition and measurement of premium revenue and claim liabilities, and expands disclosure requirements. Recognition and measurement of unearned premium revenue and receivable for future premiums are also amended. The accounting guidance does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of derivatives and hedging (ASC 815-10). Refer to “Note 4: Insurance Premiums” for disclosures related to premiums and “Note 10: Loss and Loss Adjustment Expense Reserves” for disclosures related to loss reserves.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Upon the adoption and implementation of the accounting guidance for financial guarantee insurance and reinsurance contracts, the Company recognized a cumulative transition adjustment of $55 million net of tax, $83 million pre-tax, as an increase to its beginning retained earnings balance as of January 1, 2009. The cumulative transition adjustment represents the recognized changes in assets and liabilities resulting from the adoption. The following table summarizes the adjustments made to the Company’s consolidated assets and liabilities as of January 1, 2009 on a pre-tax basis:

In thousands	Increase/ (Decrease)
Assets:
Deferred acquisition costs	$8,731
Prepaid reinsurance premiums	313,660
Reinsurance recoverable on paid and unpaid losses	4,563
Premiums receivable	2,287,451
Deferred income taxes, net	(27,170)
Liabilities:
Unearned premium revenue	$2,381,487
Loss and LAE reserves	(174,220)
Reinsurance premiums payable	324,262

In December 2008, the FASB issued accounting guidance for transfers of financial assets (ASC 860-10) and interests in variable interest entities (“VIEs”) (ASC 810-10) which requires enhanced disclosures about transfers of financial assets and involvement with VIEs. The Company adopted this guidance for financial statements prepared as of December 31, 2008 and is effective for interim reporting periods ending after January 1, 2009. Since the guidance only requires additional disclosures concerning transfers of financial assets and interests in VIEs, the adoption did not affect the Company’s consolidated balance sheets, results of operations or cash flows. Refer to “Note 9: Variable Interest Entities” for mandated disclosures.

In June 2008, the FASB issued accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities (ASC 260-10) effective January 1, 2009 with retrospective application. The guidance requires companies to consider unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents as participating securities, which shall be included in the calculation of basic and diluted earnings per share. The Company’s restricted and deferred share awards meet the definition of participating securities. The Company adopted the guidance on January 1, 2009, which resulted in a $0.10 reduction in its previously reported loss per common share for the nine months ended September 30, 2008. The previously reported amounts for diluted earnings per share for the three and nine months ended September 30, 2008 were income of $3.48 and a loss of $6.97, respectively.

In March 2008, the FASB issued accounting guidance that expands the disclosure requirements about an entity’s derivative instruments and hedging activities (ASC 815-10). The disclosure provisions apply to all entities with derivative instruments subject to the accounting guidance and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. The Company adopted the disclosure provisions on January 1, 2009. Since the guidance requires only additional disclosures concerning derivatives and hedging activities, adoption of the accounting guidance did not affect the Company’s consolidated balance sheets, results of operations or cash flows. Refer to “Note 8: Derivative Instruments” for mandated disclosures.

In February 2008, the FASB issued accounting guidance for fair value measurements and disclosures (ASC 820-10) that delayed the effective date to fiscal years beginning after November 15, 2008, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption on January 1, 2009 did not have a material impact on the Company’s consolidated balance sheets, results of operations or cash flows.

In December 2007, the FASB issued accounting guidance for consolidation (ASC 810-10) which requires reporting entities to present noncontrolling (minority) interest as equity (as opposed to liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The presentation and disclosure requirements are to be applied retrospectively. The Company adopted the prescribed guidance on January 1, 2009 which resulted in preferred stock issued by a subsidiary to be reclassified from minority interest to a separate component of equity. The adoption did not have a material impact on the Company’s consolidated results of operations or cash flows.

Recent Accounting Developments

In September 2009, the FASB issued Accounting Standards Update No. (“ASU”) 2009-12 for investments in certain entities that calculate net asset value per share which will require the Company to measure the fair value of an investment on the basis of the net asset value per share of the investment (or its equivalent) if its calculated in a manner that is consistent with the accounting principles for investment companies (ASC 946-10). The ASU will also require disclosures by major category of the investment about the attributes of investments and will be required to be determined on the basis of the nature and risks of the investment. The new guidance is effective for the Company as of December 31, 2009. The Company is currently evaluating the potential impact of adopting this guidance.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In August 2009, the FASB issued accounting guidance for measuring liabilities at fair value (ASU 2009-05) to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, the Company should not make an adjustment to fair value for restrictions that prevent the transfer of a liability. The new guidance is effective for the Company as of December 31, 2009. The Company is currently evaluating the potential impact of adopting this guidance.

In June 2009, the FASB issued FASB Statement No. 167, which has not yet been incorporated into the Codification, to include qualifying special purpose entities (“QSPEs”) in its scope and to require the holder of a variable interest(s) in a VIE to determine whether it holds a controlling financial interest in a VIE. A holder of a variable interest (or combination of variable interests) that provides a controlling financial interest in a VIE is considered the primary beneficiary and is required to consolidate the VIE. The accounting guidance deems controlling financial interest as both a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and b) the obligation to absorb losses or the rights to receive benefits of the VIE that could potentially be significant to the VIE. The accounting guidance eliminates the quantitative approach for determining the primary beneficiary of a VIE. The accounting guidance will require an ongoing reassessment of whether a holder of a variable interest is the primary beneficiary of a VIE and is effective for the Company as of January 1, 2010. Early application is prohibited. The Company is currently evaluating the potential impact of adopting this guidance.

In June 2009, the FASB issued Statement No. 166, which has not yet been incorporated into the Codification, to remove the concept of a QSPE. The accounting guidance also clarifies whether a transferor has surrendered control over transferred financial assets and meets the conditions to derecognize transferred financial assets or a portion of an entire financial asset that meets the definition of a participating interest. The accounting guidance requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The guidance is effective for the Company as of January 1, 2010 and earlier application is prohibited. The Company is currently evaluating the potential impact of adopting this guidance.

Note 4: Insurance Premiums

The Company recognizes and measures premiums related to financial guarantee (non-derivative) insurance and reinsurance contracts in accordance with the accounting principles for financial guarantee insurance contracts. Refer to “Note 2: Significant Accounting Policies” and “Note 3: Recent Accounting Pronouncements” for a description of the Company’s accounting policy for insurance premiums and the impact of its adoption on the Company’s financial statements.

As of September 30, 2009, the Company reported premiums receivable of $2.1 billion primarily related to installment policies for which premiums will be collected over the estimated term of the contracts. Premiums receivable for an installment policy is initially measured at the present value of premiums expected to be collected over the expected period or contract period of the policy using a risk-free discount rate. Premiums receivable for policies that use the expected period of risk due to expected prepayments are adjusted in subsequent measurement periods when prepayment assumptions change using the risk-free discount rate as of the remeasurement date. The weighted average risk-free rate used to discount future installment premiums was 3.02% and the weighted average expected collection term of the premiums receivable was 9.12 years. For the three and nine months ended September 30, 2009, the accretion of the premiums receivable was $14 million and $42 million, respectively, and is reported in “Scheduled premiums earned” on the Company’s Consolidated Statements of Operations.

As of September 30, 2009, the Company reported reinsurance premiums payable of $208 million, which represents the portion of the Company’s premiums receivable that is due to reinsurers. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.

The following table presents a roll forward of the Company’s premiums receivable for the nine months ended September 30, 2009:

In millions	Nine Months Ended September 30, 2009
				Adjustments
Premiums Receivable as of December 31, 2008	Accounting Transition Adjustment(1)	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other	Premiums Receivable as of September 30, 2009	Reinsurance Premiums Payable as of September 30, 2009
$8	$2,288	$(235)	$-	$(22)	$42	$ (22)	$2,059	$208

(1) - Reflects the adoption of the accounting principles for financial guarantee insurance contracts as described in “Note 3: Recent Accounting Pronouncements.”

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

In millions	Expected Collection of Premiums
Three months ended:
December 31, 2009	$88

Twelve months ended:
December 31, 2010	278
December 31, 2011	247
December 31, 2012	219
December 31, 2013	178

Five years ended:
December 31, 2018	640
December 31, 2023	402
December 31, 2028 and thereafter	610

Total	$2,662

For the three and nine months ended September 30, 2009, the Company reported premiums earned of $181 million and $588 million, respectively, which includes $144 million and $493 million of scheduled premiums earned and $37 million and $95 million of refunding premiums earned, respectively. Refunding premiums earned represent premiums earned on policies for which the underlying insured obligations have been refunded, called, or terminated and for which MBIA’s obligation has been extinguished.

The following table presents the unearned premium revenue balance and the future expected premiums earned revenue as of and for the periods presented:

		Expected Future Premium Earnings
In millions	Unearned Premium Revenue	Upfront	Installments	Accretion	Total Expected Future Premium Earnings
Three months ended:
September 30, 2009	$5,122
December 31, 2009	4,977	76	69	15	160

Twelve months ended:
December 31, 2010	4,433	288	256	55	599
December 31, 2011	3,944	265	224	51	540
December 31, 2012	3,511	244	189	46	479
December 31, 2013	3,136	226	149	42	417

Five years ended:
December 31, 2018	1,731	879	526	164	1,569
December 31, 2023	879	536	316	104	956
December 31, 2028 and thereafter	-	505	374	126	1,005

Total		$3,019	$2,103	$603	$5,725

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Fair Value of Financial Instruments

Financial Instruments

The following table presents the carrying value and fair value of financial instruments reported on the Company’s consolidated balance sheets as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
In millions	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Fixed-maturity securities held as available-for-sale and held as trading	$13,592	$13,592	$16,763	$16,763
Investments held-to-maturity	3,894	3,012	3,656	3,595
Other investments	376	376	220	220
Cash and cash equivalents	1,645	1,645	2,280	2,280
Receivable for investments sold	203	203	77	77
Derivative assets	781	781	911	911
Note receivable	473	473	423	423
Liabilities:
Investment agreements	2,882	2,972	4,667	5,182
Medium-term notes	3,933	2,189	6,340	4,773
Variable interest entity notes	2,669	2,127	1,792	1,792
Securities sold under agreements to repurchase	502	472	803	758
Long-term debt	2,718	1,581	2,396	1,367
Payable for investments purchased	304	304	0	0
Derivative liabilities	4,989	4,989	6,471	6,471
Warrants	74	74	22	22
Financial Guarantees:
Gross	6,445	5,900	4,982	6,078
Ceded	420	282	390	407

Valuation Techniques

The valuation techniques for fair valuing financial instruments included in the preceding table are described below. The Company’s assets and liabilities recorded at fair value have been categorized according to the fair value hierarchy prescribed by fair value measurements and disclosures.

Fixed-Maturity Securities Held As Available-for-Sale and Held for Trading

U.S. Treasury and government agency—U.S. Treasury securities are liquid and generally have quoted market prices. Fair value of U.S. Treasuries is based on live trading feeds. U.S. Treasury securities are categorized in Level 1 of the fair value hierarchy. Government agency securities include debentures and other agency mortgage pass-through certificates as well as to-be-announced (“TBA”) securities. TBA securities are liquid and have quoted market prices based on live data feeds. Fair value of mortgage pass-through certificates is obtained via a simulation model, which considers different rate scenarios and historical activity to calculate a spread to the comparable TBA security. Government agency securities generally use market-based and observable inputs. As such, these securities are classified as Level 2 of the fair value hierarchy.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company records under the fair value measurement provisions, certain structured investments, which are included in available-for-sale securities. Fair value is derived using quoted market prices or cash flow models. As these securities are not actively traded, certain significant inputs are unobservable. These investments are categorized as Level 3 of the fair value hierarchy.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company has elected to record at fair value four medium-term notes. Fair value of such notes is derived using quoted market prices or an internal cash flow model. Significant inputs into the valuation include yield curves and spreads to the swap curve. As these notes are not actively traded, certain significant inputs (e.g. spreads to the swap curve) are unobservable. These notes are categorized as Level 3 of the fair value hierarchy.

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

Long-term Debt

Long-term debt consists of long-term notes, debentures, surplus notes, Federal Reserve term asset-backed securities loan facility (“TALF”) and floating rate liquidity loans. The fair value of long-term notes, debentures, TALF and surplus notes are estimated based on quoted market prices for the same or similar securities. The fair value for floating rate liquidity loans in Triple-A One Funding Corporation (“Triple-A One”) are estimated using discounted cash flow calculations based upon the underlying collateral pledged to the specific loans, as these loans are non-recourse and fully backed by a pool of underlying assets.

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

In compliance with the requirements of fair value measurements and disclosures, the Company considers its own credit risk and that of counterparties when valuing derivative assets and liabilities. The Company has policies and procedures in place regarding counterparties, including review and approval of the counterparty and the Company’s exposure limit, collateral posting requirements, collateral monitoring and margin calls on collateral. The Company manages counterparty credit risk on an individual counterparty basis through master netting arrangements covering derivative transactions in the Investment Management Services and Corporate operations. These agreements allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either the Company or the counterparty is downgraded below a specified credit rating. The netting agreements minimize the potential for losses related to credit exposure and thus serve to mitigate the Company’s nonperformance risk under these derivatives.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Insured Derivatives

The majority of the Company’s derivative exposure is in the form of credit derivative instruments insured by MBIA Corp. Prior to 2008, MBIA Corp. insured CDSs entered into by LaCrosse Financial Products LLC (“LaCrosse”), an entity that is consolidated into MBIA’s financial statements under the criteria for variable interest entities. In February 2008, the Company ceased insuring such derivative instruments except in transactions reducing its existing insured derivative exposure.

In most cases, the Company’s insured credit derivatives are measured at fair value as they do not qualify for the financial guarantee scope exception. Because the Company’s insured derivatives are highly customized and there is generally no observable market for these derivatives, the Company estimates their value in a hypothetical market based on internal and third-party models simulating what a bond insurer would charge to guarantee the transaction at the measurement date. This pricing would be based on expected loss of the exposure calculated using the value of the underlying collateral within the transaction structure. The fair values of insured derivatives recorded on our balance sheet are principally related to our insured credit derivatives exposure

Description of MBIA’s Insured Derivatives

As of September 30, 2009, we had $124.8 billion of net par outstanding on insured derivatives. The majority of MBIA’s insured credit derivatives reference structured pools of cash securities and CDSs. The Company generally insured the most senior liabilities of such transactions, and at transaction closing the Company’s exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral backing the Company’s insured derivatives was cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, commercial real estate (“CRE”) loans, and CDO securities. As of September 30, 2009, the net par outstanding of such transactions totaled $110.3 billion. The remaining $14.5 billion of net par outstanding on insured credit derivatives as of September 30, 2009 primarily related to insured interest rate and inflation-linked swaps for which we have insured counterparty credit risk.

Most of MBIA’s insured CDS contracts require that MBIA make payments for losses of the principal outstanding under the contracts when losses on the underlying referenced collateral exceed a predetermined deductible. MBIA’s net par outstanding and maximum payment obligation under these contracts as of September 30, 2009 was $81.5 billion. The underlying referenced collateral for contracts executed in this manner largely consist of investment grade corporate debt, structured commercial mortgage-backed securities (“CMBS”) pools and, to a lesser extent, corporate and multi-sector CDOs (in CDO-squared transactions). As of September 30, 2009, MBIA also had $28.8 billion of net par outstanding on insured CDS contracts that require MBIA to make timely interest and ultimate principal payments.

The Company also has guarantees under principal protection fund programs, which are also accounted for as derivatives. Under these programs the Company guaranteed the return of principal to investors and is protected by a daily portfolio rebalancing obligation that is designed to minimize the risk of loss to MBIA. As of September 30, 2009, the maximum amount of future payments that the Company would be required to make under these guarantees was $25 million, but the Company has not made any payments to date relating to these guarantees. The unrealized gains (losses) on these derivatives for the years ended 2007 and 2008 and the nine months ended September 30, 2009 were zero, reflecting the extremely remote likelihood that MBIA will incur a loss.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

MBIA’s insured CDS contracts do not contain typical CDS market standard features as they have been designed to replicate the Company’s financial guarantee insurance policies. At inception of the transactions, the Company’s insured CDS instruments provided protection on pools of securities or CDSs with either a stated deductible or subordination beneath the MBIA-insured tranche. The Company is not required to post collateral in any circumstances. Payment by MBIA under an insured CDS is due after the aggregate amount of losses on the underlying reference obligations, based on actual losses as determined pursuant to the settlement procedure in each transaction, exceed the deductible or subordination in the transaction. Once such losses exceed the deductible or the subordination, MBIA is obligated to pay the losses, net of recoveries, if any, on any subsequent reference obligations that default. Some contracts also provide for further deferrals of payment at the Company’s option. In the event of MBIA Corp.’s failure to pay a claim under the insured CDS or the insolvency of MBIA, the insured CDS contract provides that the counterparty can terminate the CDS and make a claim for the amount due, which would be based on the fair value of the insured CDS at such time. An additional difference between the Company’s CDS and typical market standard contracts is that the Company’s contract, like its financial guarantee contracts, cannot be accelerated by the counterparty in the ordinary course of business. Similar to the Company’s financial guarantee insurance, all insured CDS policies are unconditional and irrevocable and the Company’s obligations thereunder cannot be transferred unless the transferees are also licensed to write financial guarantee insurance policies. Since insured CDS contracts are accounted for as derivatives under accounting guidance for derivative instruments and hedging activities, the Company did not defer the charges associated with underwriting the CDS policies and they were expensed at origination.

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

All of the contracts with settlement based on ultimate principal only at final maturity have been terminated under the terms of the agreements. MBIA had transferred some of the risk of loss on insured CDS transactions using reinsurance to other financial guarantee insurance and reinsurance companies. The fair value of the transfer under the reinsurance contract with the reinsurers is accounted for as a derivative asset. These derivative assets are valued consistently with the Company’s valuation policies.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Valuation Modeling of MBIA-Insured Derivatives

As a result of the significant differences between market standard CDS contracts and the CDS contracts insured by MBIA, the Company believes there are no relevant third-party exit value market observations for its insured structured credit derivative contracts and, therefore, no principal market as described in the guidance on fair value measurements and disclosures. In the absence of a principal market, the Company values these insured credit derivatives in a hypothetical market where market participants are assumed to be other comparably-rated primary financial guarantors. Since there are no observable transactions in the financial guarantee market that could be used to value the Company’s transactions, the Company generally uses internal and third-party models, depending on the type and structure of the contract, to estimate the fair value of its insured derivatives.

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

A. Valuation Models Used

Approximately 63% of the balance sheet fair value of insured credit derivatives as of September 30, 2009 is valued using the BET model, which is a probabilistic approach to calculating expected loss on the Company’s exposure based on market variables for underlying referenced collateral. During the third quarter of 2009 the Company changed the model it used to estimate the fair value of most of its insured multi-sector CDOs. Previous to the third quarter of 2009, these transactions were valued using the BET model. Beginning with the third quarter of 2009, we valued these transactions using an internally-developed valuation model, referred to as the Direct Price Model. Approximately 37% of the balance sheet fair value of insured credit derivatives as of September 30, 2009 was valued using the Direct Price Model. As a result of the change in model, the fair value of the Company’s liability for insured derivatives as of September 30, 2009 was $390 million lower compared to what it would have been using the BET model.

There were four factors that led to the development of the Direct Price Model. (1) Market spreads for RMBS and ABS CDO collateral were no longer available. RMBS and ABS CDO collateral comprised the majority of the collateral for the multi-sector CDOs that were transitioned to a new marking model. Although market prices were available for the collateral, the BET model requires a spread input and the conversion from price to spread can be subjective for securities that trade substantially below par, which was the case for most of the collateral in these transactions. (2) The BET model contemplates a multi-tranche structure and allocates potential losses to each tranche. Many of the multi-sector CDOs insured by MBIA have experienced collateral erosion to the extent that there is no market value to the subordinated tranches. As a result this key feature of the BET model is no longer relevant. (3) The BET model requires a recovery rate assumption. This is not readily observable on all the collateral. As the market-implied probability of default of collateral has increased the recovery rate assumption has become increasingly important, which has gradually increased the relative importance in the model of internal assumptions as opposed to observable market inputs. (4) For all insured transactions that have been transitioned to a new model MBIA has an option to defer losses on principal to the legal final maturity, which is typically decades in the future. As a result of increased actual and market-implied future potential losses, as well as the significant widening of CDS spreads for MBIA, the value of this deferral option has increased. It currently has a very significant effect on the estimated fair value of MBIA’s guaranty so it was appropriate to use a model that explicitly valued that deferral option.

B. Description of the BET Model

1. Valuation Model Overview

There are three steps within BET modeling to arrive at fair value for a structured transaction: pool loss estimation, loss allocation to separate tranches of the capital structure and calculation of the change in value.

•	The pool loss estimation is calculated by reference to the following (described in further detail under “Model Inputs” below):

•	credit spreads of the underlying collateral. This is based on actual spreads or spreads on similar collateral with similar ratings, or in some cases is benchmarked;

•	diversity score of the collateral pool as an indication of correlation of collateral defaults; and

•	recovery rate for all defaulted collateral.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

•	Losses are allocated to specific tranches of the transaction according to their subordination level within the capital structure.

•

For example, if the expected total collateral pool loss is 4% and the transaction has an equity tranche and three progressively more senior C, B, and A tranches with corresponding underlying subordination levels of 0%, 3%, 5% and 10%, then the 4% loss will have the greatest impact on the equity tranche. It will have a lower, but significant impact on the C tranche and a lesser impact on the B tranche. MBIA usually insures the most senior triple-A tranche with lowest exposure to collateral losses due to the underlying subordination provided by all junior tranches.

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

2. Model Strengths and Weaknesses

The primary strengths of this CDS valuation model are:

1)	The model takes account of transaction structure and key drivers of market value. The transaction structure includes par insured, weighted average life, level of deductible or subordination and composition of collateral.

2)	The model is a consistent approach to marking positions that minimizes the level of subjectivity. Model structure, inputs and operation are well documented both by Moody’s and by MBIA’s internal controls, creating a strong controls process in execution of the model. The Company has also developed a hierarchy for usage of various market-based spread inputs that reduces the level of subjectivity, especially during periods of high illiquidity.

3)	The model uses market inputs with the most relevant being credit spreads for underlying referenced collateral, assumed recovery rates specific to the type and rating of referenced collateral, and the diversity score of the entire collateral pool. These are key parameters affecting the fair value of the transaction and all inputs are market-based whenever available and reliable.

The primary weaknesses of this CDS valuation model are:

1)	There is no market in which to test and verify the fair values generated by the Company’s model, and at September 30, 2009, the model inputs were also either unobservable or highly illiquid, adversely impacting their reliability.

2)	There are diverse approaches to estimating fair value of such transactions among other financial guarantee insurance companies.

3)	The BET model requires an input for collateral spreads. However, some securities are quoted only in price terms. For securities that trade substantially below par, the conversion from price to spread can be subjective.

4)	Results may be affected by averaging of spreads and use of a single diversity factor, rather than using specific spreads for each piece of underlying collateral and collateral-specific correlation assumptions. While more specific data could improve the reliability of the results, it is not currently available and neither is a model that could produce more reliable results in the absence of that data.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. BET Model Inputs

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

•

When spreads are not available on either a collateral-specific basis or ratings-based generic basis, MBIA uses its hierarchy of spread sources (discussed below) to identify the most appropriate spread for that asset class to be used in the model.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2009, actual collateral credit spreads were used in one transaction. Sector-specific spreads were used in 12% of the transactions. Corporate spreads were used in 29% of the transactions and spreads benchmarked from the most relevant spread source (number 4 above) were used for 58% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy. For example, for some transactions MBIA used actual collateral-specific credit spreads (number 1 above) in combination with a calculated spread based on an assumed relationship (number 4 above). In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source (number 4 above) even though the majority of the average spread was from actual collateral-specific spreads. The spread source can also be identified by whether or not it is based on collateral WARF. No Level 1 spreads are based on WARF, all Level 2 and 3 spreads are based on WARF and some Level 4 spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spread was used for 72% of the transactions.

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

c. Recovery Rate

The recovery rate represents the percentage of par expected to be recovered after an asset defaults, indicating the severity of a potential loss. MBIA generally uses rating agency recovery assumptions which may be adjusted to account for differences between the characteristics and performance of the collateral used by the rating agencies and the actual collateral in MBIA-insured transactions. The Company may also adjust rating agency assumptions based on the performance of the collateral manager and on empirical market data. In the first nine months of 2009, the Company lowered recovery rates for CMBS collateral, certain RMBS collateral, and certain Collateralized loan obligation (“CLO”) collateral. The recovery rates for CLO collateral were lowered in the third quarter of 2009, which increased the Company’s liability by $51 million.

d. Input Adjustments for Insured CMBS Derivatives in the Current Market

History of Input Adjustments

Approximately $44.5 billion gross par of MBIA’s insured derivative transactions as of September 30, 2009 include substantial amounts of CMBS and commercial mortgage collateral. Prior to 2008, the Company had used spreads drawn from CMBX indices and CMBS spread tables as pricing input on the underlying referenced collateral in these transactions. In 2008, as the financial markets became illiquid, the Company saw a significant disconnect between cumulative loss expectations of market analysts on underlying commercial mortgages, which were based on the continuation of low default and loss rates, and loss expectations implied by the CMBX indices and CMBS spread tables. CMBS collateral in MBIA’s insured credit derivatives has performed in line with the market.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As a result, in the first quarter of 2008, the Company modified the spread used for these transactions to reflect a combination of market spread pricing and third-party fundamental analysis of CMBS credit. The Company’s revised spread input was a CMBX index analog that combines expectations for CMBS credit performance (as forecasted by the average of three investment banks’ research departments) together with the illiquidity premium implied by the CMBX indices. The illiquidity premium the Company used was the senior triple-A tranche spread of the CMBX index that matches the origination vintage of collateral in each transaction. For example, collateral originated in the second half of 2006 used the triple-A tranche spread of the CMBX series 1 as the illiquidity premium. The sum of the illiquidity premium plus the derived credit spread based on the average cumulative net loss estimates of three investment bank’s research department was used as a CMBX analog index.

In the third quarter of 2009, MBIA reassessed the reasonableness of CMBX inputs. CMBX levels are now quoted in price terms instead of spread. It was observed that trading activity in CMBX indices is more liquid than in recent quarters. Also there has been some convergence between the loss rates implied by the CMBX indices and that of fundamental analysts. During fundamental assessments, the loss rates for CMBS increased and MBIA concluded that it was again appropriate and reasonable to use CMBX as an input for the BET model.

Current CMBX Input Adjustment

Since CMBX is now quoted in price terms and the BET model requires a spread input, it is necessary to convert CMBX prices to spreads. To do this, the Company assumed that a portion of the CMBX price reflected market illiquidity. The company assumed this illiquidity component was the difference between par and the price of the highest priced CMBX triple-A series. At the end of the third quarter of 2009 the highest priced triple-A CMBX index was series 1 and its price was $91.66 corresponding to an illiquidity premium of 8.34%. The Company assumed that the price of each CMBX index has two components: an illiquidity component and a loss component. So the market implied losses were assumed to be the difference of par less the liquidity adjusted price. These loss estimates were converted to spreads using an internal estimate for duration. The illiquidity premium was also converted to spreads using the same approach and the CBMX spread was calculated as the sum of those two numbers.

As a result of this change in input spreads for CMBS, the fair value of the Company’s liability for insured derivatives as of September 30, 2009 increased by $591 million compared to what it would have been had the Company used the same CMBS input approach that was used in the second quarter of 2009.

During the third quarter of 2009, the Company modified its inputs for RMBS collateral in insured CDO squared transactions because an appropriate source was no longer available for RMBS collateral spreads. Previously, spread levels were provided by securities firms, however, these firms no longer provide this information. As a result, the Company assumed that all RMBS collateral defaulted and there was a recovery based on the current recovery rate assumption. This modification increased the derivative liability for insured derivatives by $103 million.

e. Nonperformance Risk

In compliance with the requirements of fair value measurement, the Company’s valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk and the nonperformance risk of its reinsurers. The Company calculates the fair value by discounting the market value loss estimated through the BET model at discount rates which include MBIA Corp.’s and the reinsurers’ CDS spreads (or an estimate if there is not a traded CDS contract referencing a reinsurer) at September 30, 2009. Prior to the second quarter of 2009, MBIA used the 5-year CDS spread on MBIA Corp. to calculate nonperformance risk. This assumption was compatible with the average life of the CDS portfolio, which was approximately 5 years. In the second quarter, the Company has refined this approach to include a full term structure for CDS spreads. Under the refined approach, the CDS spreads assigned to each deal is based on the weighted average life of the deal.

Beginning in the first quarter of 2009, the Company limited the effective spread on CDS on MBIA so that the derivative liability, after giving effect to nonperformance risk, could not be lower than MBIA’s recovery derivative price multiplied by the unadjusted derivative liability.

Prior to the third quarter of 2008, the Company did not apply nonperformance risk to the excess (if any) of insured par over the par value of remaining collateral (such excess referred to as “burn-through”) within CDS transactions. Most obligations insured by MBIA do not have burn-through, however, an increasing number of multi-sector CDOs insured by MBIA had developed burn-through. As a result, in the third quarter of 2008 the Company began applying its nonperformance calculation to burn-through, which resulted in a reduction of the fair value of its derivative liability by $683 million. Most of the insured transactions with burn-through are now valued using the Direct Price Model.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

C. Description of Direct Price Model

1. Valuation Model Overview

The Direct Price Model was developed internally to address weaknesses in our BET model specific to valuing insured multi-sector CDOs, as previously discussed. There are three steps in the model. First, market prices are obtained or estimated for all collateral within a transaction. Second, the present value of the market-implied potential losses is calculated for the transaction, assuming that MBIA defers all principal losses to the legal final maturity. This is determined by the contractual terms of each agreement and interest rates. Third, the impact of nonperformance risk is calculated.

2. Model Strengths and Weaknesses

The primary strengths of the Direct Price Model are:

1)	The model takes account of transaction structure and key drivers of market value. The transaction structure includes par insured, legal final maturity, level of deductible or subordination (if any) and composition of collateral.

2)	The model is a consistent approach to marking positions that minimizes the level of subjectivity. Model structure, inputs and operation are well documented by MBIA’s internal controls, creating a strong controls process in execution of the model.

3)	The model uses market inputs for each transaction with the most relevant being market prices for collateral, MBIA’s CDS and derivative recovery rate level and interest rates. Most of the market inputs are observable.

The primary weaknesses of the Direct Price Model are:

1)	There is no market in which to test and verify the fair values generated by our model.

2)	There are diverse approaches to estimating fair value of similar transactions among other financial guarantee insurance companies.

3)	The model does not take into account potential future volatility of collateral prices. When the market value of collateral is substantially lower than insured par and there is no or little subordination left in a transaction, which is the case for most of the transactions marked with this model, the Company believes this assumption still allows a reasonable estimate of fair value.

3. Model Inputs

a.	Collateral prices

MBIA was able to obtain broker quotes for the majority of the collateral. For any collateral not directly priced, a matrix pricing grid was used based on security type and rating. For each security that was not directly priced, an average was used based on securities with the same rating and security type categories.

b.	Interest rates

The present value of the market-implied potential losses was calculated, assuming that MBIA deferred all principal losses to the legal final maturity. This was done through a cash flow model that calculated potential interest payments in each period and the potential principal loss at the legal final. These cash flows were discounted using the libor flat swap curve.

c.	Nonperformance risk

The methodology for calculating MBIA’s nonperformance risk is the same as used for the BET model. Due to the current level of MBIA CDS rates and the long tenor of these transactions, the derivative recovery rate was used to estimate nonperformance risk for all transactions marked by this model.

D. Overall Model Results

In the current environment the most significant driver of fair value is nonperformance risk. In aggregate, the nonperformance calculation results in a pre-tax derivative liability which is $15.9 billion lower than the liability that would have been estimated if we did not include nonperformance risk in our valuation. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of our economic condition, that the Company will be able to pay all claims when due.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

However, this data has been scarce or non-existent in recent periods. As a result, our recent reviews have focused more on internal consistency and relativity, as well as the reasonableness of modeled results given current market conditions.

The Company believes that it is important to apply its valuation techniques consistently. However, we may consider making changes in the valuation technique if the change results in a measurement that is equally or more representative of fair value under current circumstances.

Warrants

Stock warrants issued by the Company are recorded at fair value based on a modified Black-Scholes model. Inputs into the warrant valuation include interest rates, stock volatilities and dividends data. As all significant inputs are market-based and observable, warrants are categorized in Level 2 of the fair value hierarchy.

Financial Guarantees

Gross Financial Guarantees—The Company estimates the fair value of its gross financial guarantee liability using a discounted cash flow model with significant inputs that include (i) an assumption of expected loss on financial guarantee policies for which case basis reserves have not been established, (ii) the amount of loss expected on financial guarantee policies for which case basis reserves have been established, (iii) the cost of capital reserves required to support the financial guarantee liability, and (iv) the discount rate. The MBIA Corp. CDS spread and recovery rate are used as the discount rate for MBIA Corp., while the Assured Guaranty Corp. CDS spread and recovery rate are used as the discount rate for National. The discount rates incorporate the nonperformance risk of the Company. As the Company’s gross financial guarantee liability represents its obligation to pay claims under its insurance policies, the Company’s calculation of fair value does not consider future installment premium receipts or returns on invested upfront premiums as inputs.

The carrying value of the Company’s gross financial guarantee liability consists of deferred premium revenue and loss and LAE reserves as reported on the Company’s consolidated balance sheets.

Ceded Financial Guarantees—The Company estimates the fair value of its ceded financial guarantee liability by calculating the portion of the gross financial guarantee liability that has been ceded to reinsurers. The carrying value of ceded financial guarantee liability consists of prepaid reinsurance premiums and reinsurance recoverable on paid and unpaid losses as reported on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fair Value Measurements

The following fair value hierarchy tables present information about the Company’s assets (including short-term investments) and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Balance as of September 30, 2009
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$720	$91	$6	$-	$817
Foreign governments	345	195	72	-	612
Corporate obligations	-	2,312	331	-	2,643
Mortgage-backed securities
Residential mortgage-backed agency	-	1,739	81	-	1,820
Residential mortgage-backed non-agency	-	620	252	-	872
Commercial mortgage-backed	-	12	32	-	44
Asset-backed securities
Collateralized debt obligations	-	185	240	-	425
Other asset-backed	-	631	627	-	1,258

Total	1,065	5,785	1,641	-	8,491
State and municipal bonds
Tax-exempt bonds	-	2,334	64	-	2,398
Taxable bonds	-	750	-	-	750

Total state and municipal bonds	-	3,084	64	-	3,148

Total fixed-maturity investments	1,065	8,869	1,705	-	11,639
Other investments
Perpetual preferred securities	-	343	62	-	405
Other investments	16	147	25	-	188
Money market securities	1,733	-	-	-	1,733

Total other investments	1,749	490	87	-	2,326
Derivative assets	-	288	779	(286)	781

Total assets	$2,814	$9,647	$2,571	$(286)	$14,746

Liabilities:
Medium-term notes	$-	$-	$142	$-	$142
Derivative liabilities	-	413	4,962	(386)	4,989
Other Liabilities:
Warrants	-	74	-	-	74

Total liabilities	$-	$487	$5,104	$(386)	$5,205

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
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,042	$194	$32	$-	$1,268
Foreign governments	369	336	130	-	835
Corporate obligations	-	2,776	587	-	3,363
Mortgage-backed securities
Residential mortgage-backed agency	-	1,218	156	-	1,374
Residential mortgage-backed non-agency	-	627	397	-	1,024
Commercial mortgage-backed	-	16	37	-	53
Asset-backed securities
Collateralized debt obligations	-	365	553	-	918
Other asset-backed	-	79	905	-	984

Total	1,411	5,611	2,797	-	9,819
State and municipal bonds
Tax-exempt bonds	-	3,011	49	-	3,060
Taxable bonds	-	379	46	-	425

Total state and municipal bonds	-	3,390	95	-	3,485

Total fixed-maturity investments	1,411	9,001	2,892	-	13,304
Other investments
Perpetual preferred securities	-	275	45	-	320
Other investments	23	40	58	-	121
Money market securities	3,235	-	-	-	3,235

Total other investments	3,258	315	103	-	3,676
Derivative assets	-	613	807	(509)	911

Total assets	$4,669	$9,929	$3,802	$(509)	$17,891

Liabilities:
Medium-term notes	$-	$-	$176	$-	$176
Derivative liabilities	-	741	6,305	(575)	6,471
Other Liabilities:
Warrants	-	22	-	-	22

Total liabilities	$-	$763	$6,481	$(575)	$6,669

(1) - The net effect of cash and counterparty collateral netting is included in the column entitled “Counterparty and Cash Collateral Netting.” As of December 30, 2008, $66 million of cash collateral, which was previously recorded in “Other Assets,” was included in the derivative liability balance.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Level 3 Analysis

Level 3 assets were $2.6 billion and $3.8 billion as of September 30, 2009 and December 31, 2008, respectively, and represented approximately 17% and 21% of total assets measured at fair value, respectively. Level 3 liabilities were $5.1 billion and $6.5 billion as of September 30, 2009 and December 31, 2008, respectively, and represented approximately 98% and 97% of total liabilities measured at fair value, respectively. The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2009 and 2008:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2009

In millions	Balance, Beginning of Interim Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held at September 30, 2009
Assets:

U.S. Treasury and government agency	$6	$-	$-	$-	$-	$-	$-	$6	$-
Foreign governments	70	-	-	-	2	-	-	72	-
Corporate obligations	371	(1)	-	55	1	(66)	(29)	331	-

Residential mortgage-backed agency	98	-	-	1	-	(8)	(10)	81	-
Residential mortgage-backed non-agency	252	(1)	-	31	-	(19)	(11)	252	-

Commercial mortgage-backed	37	-	-	5	1	(2)	(9)	32	-

Collateralized debt obligations	414	(23)	-	75	-	(41)	(185)	240	-
Other asset-backed	560	-	-	98	-	15	(46)	627	-
State and municipal tax-exempt bonds	74	-	-	-	-	(10)	-	64	-
State and municipal taxable bonds	44	(4)	-	6	-	(46)	-	-	-
Perpetual preferred securities	44	-	-	18	-	-	-	62	-
Other investments	25	-	-	-	-	-	-	25	-

Total assets	$1,995	$(29)	$-	$289	$4	$(177)	$(290)	$1,792	$-

In millions	Balance, Beginning of Interim Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held at September 30, 2009
Liabilities:
Medium-term notes	$122	$-	$-	$15	$5	$-	$-	$142	$-
Derivative contracts, net	3,391	(1)	861	-	(7)	(61)	-	4,183	862

Total liabilities	$3,513	$(1)	$861	$15	$(2)	$(61)	$-	$4,325	$862

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2008

In millions	Balance, Beginning of Interim Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held at September 30, 2008
Assets:
U.S. Treasury and government agency	$157	$-	$-	$(1)	$-	$(53)	$-	$103	$-
Foreign governments	100	-	-	(6)	(5)	17	-	106	-
Corporate obligations	956	(23)	-	(29)	(9)	(250)	(14)	631	-

Residential mortgage-backed agency	191	-	-	-	-	(15)	-	176	-
Residential mortgage-backed non-agency	301	(4)	-	(30)	-	(39)	44	272	-
Commercial mortgage-backed	92	(1)	-	-	(3)	(37)	-	51	-

Collateralized debt obligations	1,423	(490)	-	317	8	(635)	127	750	-
Other asset-backed	1,065	(7)	-	3	(4)	(304)	40	793	-
State and municipal tax exempt bonds	-	-	-	-	-	23	-	23	-

State and municipal taxable bonds	47	-	-	(1)	-	-	-	46	-
Perpetual preferred securities	83	-	-	(5)	-	-	-	78	-
Other investments	-	-	-	-	-	-	-	-	-

Total assets	$4,415	$(525)	$-	$248	$(13)	$(1,293)	$197	$3,029	$-

In millions	Balance, Beginning of Interim Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held at September 30, 2008
Liabilities:
Medium-term notes	$314	$-	$3	$-	$(33)	$-	$-	$284	$3
Derivative contracts, net	3,655	417	(270)	0	(11)	34	-	3,825	(108)

Total liabilities	$3,969	$417	$(267)	$0	$(44)	$34	$-	$4,109	$(105)

(1) - Transferred in and out at the end of the period.

Transfers into and out of Level 3 were $2 million and $292 million, respectively, for the three months ended September 30, 2009. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. CDOs, other asset-backed securities, and corporate obligations comprised the majority of the transferred instruments. For the three months ended September 30, 2009, the net unrealized gains related to the transfers into Level 3 was $0 million and the net unrealized gains related to the transfers out of Level 3 as of September 30, 2009 was $37 million.

Transfers into and out of Level 3 were $285 million and $88 million, respectively, for the three months ended September 30, 2008. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the year. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. CDOs, RMBSs and other asset-backed securities comprised the majority of the transferred instruments. For the three months ended September 30, 2008, the net unrealized losses related to the transfers into Level 3 was $35 million and the net unrealized gains related to the transfers out of Level 3 was $4 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2009 and 2008:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months ended September 30, 2009

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held at September 30, 2009
Assets:
U.S. Treasury and government agency	$32	$1	$-	$(1)	$-	$(26)	$-	$6	$-
Foreign governments	130	-	-	(3)	(1)	(17)	(37)	72	-
Corporate obligations	587	(1)	-	13	(2)	(114)	(152)	331	-
Residential mortgage-backed agency	156	-	-	12	-	(27)	(60)	81	-
Residential mortgage-backed non-agency	397	(28)	-	5	-	(41)	(81)	252	-
Commercial mortgage-backed	37	(1)	-	10	1	(6)	(9)	32	-
Collateralized debt obligations	553	(148)	-	127	-	(107)	(185)	240	-
Other asset-backed	908	(9)	-	(144)	-	(73)	(55)	627	-
State and municipal tax exempt bonds	49	-	-	(1)	-	16	-	64	-
State and municipal taxable bonds	46	(4)	-	4	-	(46)	-	-	-
Perpetual preferred securities	45	-	-	18	-	(1)	-	62	-
Other investments	58	-	-	-	-	(33)	-	25	-

Total assets	$2,996	$(190)	$-	$40	$(2)	$(473)	$(579)	$1,792	$-

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held at September 30, 2009
Liabilities:
Medium-term notes	$176	$-	$-	$(37)	$3	$-	$-	$142	$-
Derivative contracts, net	5,498	(91)	(1,157)	2	(14)	(35)	(20)	4,183	(924)

Total liabilities	$5,674	$(91)	$(1,157)	$(35)	$(11)	$(35)	$(20)	$4,325	$(924)

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months ended September 30, 2008

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held at September 30, 2008
Assets:
U.S. Treasury and government agency	$124	$3	$-	$(3)	$-	$(45)	$24	$103	$-
Foreign governments	64	-	-	(7)	(4)	35	18	106	-
Corporate obligations	1,400	(48)	-	(56)	7	(850)	178	631	-
Residential mortgage-backed agency	239	-	-	(5)	-	(58)	-	176	-
Residential mortgage-backed non-agency	726	(11)	-	(171)	1	(212)	(61)	272	-
Commercial mortgage-backed	273	(7)	-	(5)	5	(76)	(139)	51	-
Collateralized debt obligations	2,458	(957)	-	375	(37)	(1,078)	(11)	750	-
Other asset-backed	1,430	(23)	-	(105)	13	(622)	100	793	-
State and municipal tax exempt bonds	-	-	-	-	-	23	-	23	-
State and municipal taxable bonds	49	-	-	(3)	-	-	-	46	-
Perpetual preferred securities	104	-	-	(26)	-	-	-	78	-
Other investments	-	-	-	-	-	-	-	-	-

Total assets	$6,867	$(1,043)	$-	$(6)	$(15)	$(2,883)	$109	$3,029	$-

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held at September 30, 2008
Liabilities:
Medium-term notes	$399	$(6)	$(9)	$(20)	$(12)	$(68)	$-	$284	$(3)
Derivative contracts, net	3,406	231	109	-	(21)	100	-	3,825	109

Total liabilities	$3,805	$225	$100	$(20)	$(33)	$32	$-	$4,109	$106

(1) - Transferred in and out at the end of the period.

Transfers into and out of Level 3 were $59 million and $658 million, respectively, for the nine months ended September 30, 2009. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the period. These inputs included spreads, yield curves observable at commonly quoted intervals, and market corroborated inputs. CDOs, corporate obligations, RMBS and other asset backed securities comprised the majority of the transferred instruments. For the nine months ended September 30, 2009, the net unrealized gains related to the transfers into Level 3 was $15 million and the net unrealized gains related to the transfers out of Level 3 was $68 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Transfers into and out of Level 3 were $1.1 billion and $944 million, respectively, for the nine months ended September 30, 2008. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the year. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations, commercial mortgage-backed securities and CDOs comprised the majority of the transferred instruments. For the nine months ended September 30, 2008, the net unrealized losses related to the transfers into Level 3 was $70 million and the net unrealized losses related to the transfers out of Level 3 was $39 million.

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the three months ended September 30, 2009 and 2008 are reported on the consolidated statements of operations as follows:

In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(870)	$(28)	$16
Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held at September 30, 2009	$(877)	$-	$15

In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$104	$(432)	$193
Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held at September 30, 2008	$101	$-	$4

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the nine months ended September 30, 2009 and 2008 are reported on the consolidated statements of operations as follows:

In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$1,183	$(99)	$9
Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held at September 30, 2009	$915	$-	$9

In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(146)	$(1,268)	$88
Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held at September 30, 2008	$(143)	$-	$37

Fair Value Option

The Company elected, under the provision of fair value measurements and disclosures to record at fair value certain financial assets and liabilities that contain embedded derivatives. Changes in fair value of these hybrid financial instruments are reflected in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statement of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2009, the fair value of hybrid financial assets increased $1 million and $5 million on a pre-tax basis and $1 million and $3 million on an after-tax basis. For the three months ended September 30, 2009, the fair value of hybrid financial liabilities, which related to four medium-term notes, increased $20 million on a pre-tax basis and $13 million on an after-tax basis. For the nine months ended September 30, 2009, the fair value of hybrid financial liabilities, decreased $34 million on a pre-tax basis and $22 million on an after-tax basis.

For the three and nine months ended September 30, 2008, the fair value of hybrid financial assets decreased $1 million and $5 million on a pre-tax basis and $1 million and $3 million on an after-tax basis and the fair value of hybrid financial liabilities, which related to five medium-term notes, decreased $30 million and $41 million on a pre-tax basis and $19 million and $26 million on an after-tax basis, respectively. Contractual interest coupon payments related to these medium-term notes are recorded within “Interest expense” on the Company’s consolidated statements of operations.

Note 6: Investments

The Company’s fixed-maturity portfolio consists of high-quality (average rating double-A) taxable and tax-exempt investments of diversified maturities. Other investments primarily comprise equity investments, including those accounted for under the equity method in accordance with the equity method for investments in common stock and highly rated perpetual securities that bear interest and are callable by the issuer. The following tables present the amortized cost, fair value and other-than-temporary impairments of available-for-sale fixed-maturity and other investments included in the consolidated investment portfolio of the Company as of September 30, 2009 and December 31, 2008:

	September 30, 2009
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$800	$17	$-	$817	$-
Foreign governments	589	28	(5)	612	-
Corporate obligations	2,870	47	(274)	2,643	-
Mortgage-backed securities
Residential mortgage-backed agency	1,768	56	(4)	1,820	-
Residential mortgage-backed non-agency	1,372	27	(527)	872	(187)
Commercial mortgage-backed	56	-	(12)	44	(1)
Asset-backed securities
Collateralized debt obligations	894	-	(469)	425	(138)
Other asset-backed	1,559	16	(317)	1,258	(85)

Total	9,908	191	(1,608)	8,491	(411)
State and municipal bonds
Tax-exempt bonds	2,364	53	(19)	2,398	-
Taxable bonds	770	20	(40)	750	-

Total state and municipal bonds	3,134	73	(59)	3,148	-
Total fixed-maturity investments	13,042	264	(1,667)	11,639	(411)
Other investments:
Perpetual preferred securities	484	16	(95)	405	-
Other investments	65	-	-	65	-
Money market securities	1,733	-	-	1,733	-

Total other investments	2,282	16	(95)	2,203	-

Total available-for-sale investments	$15,324	$280	$(1,762)	$13,842	$(411)

(1) - Represents the amount of other-than-temporary losses recognized in accumulated other comprehensive income (loss).

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2008
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,194	$74	$-	$1,268
Foreign governments	818	39	(22)	835
Corporate obligations	3,861	43	(541)	3,363
Mortgage-backed securities
Residential mortgage-backed agency	1,359	27	(12)	1,374
Residential mortgage-backed non-agency	1,664	9	(649)	1,024
Commercial mortgage-backed	72	-	(19)	53
Asset-backed securities
Collateralized debt obligations	1,467	3	(552)	918
Other asset-backed	1,298	4	(318)	984

Total	11,733	199	(2,113)	9,819
State and municipal bonds
Tax-exempt bonds	3,273	20	(233)	3,060
Taxable bonds	473	13	(61)	425

Total state and municipal bonds	3,746	33	(294)	3,485
Total fixed-maturity investments	15,479	232	(2,407)	13,304
Other investments:
Perpetual preferred securities	635	-	(315)	320
Other investments	126	-	(5)	121
Money market securities	3,235	-	-	3,235

Total other investments	3,996	-	(320)	3,676

Total available-for-sale investments	$19,475	$232	$(2,727)	$16,980

Fixed-maturity investments carried at fair value of $13 million and $14 million as of September 30, 2009 and December 31, 2008, respectively, were on deposit with various regulatory authorities to comply with insurance laws.

MBIA Corp., through a consolidated VIE, held fixed-maturity securities for trading with a fair value of $123 million as of September 30, 2009. As of December 31, 2008, MBIA Corp. held no fixed-maturity securities for trading.

A portion of the obligations under investment agreements require the Company to pledge securities as collateral. As of September 30, 2009 and December 31, 2008, the fair value of securities pledged as collateral with respect to these obligations approximated $2.7 billion. Additionally, the Company has pledged cash in the amount of $485 million.

The following table presents the distribution by contractual maturity of available-for-sale fixed-maturity investments at amortized cost and fair value as of September 30, 2009. Contractual maturity may differ from expected maturity because borrowers may have the right to call or prepay obligations.

In millions	Amortized Cost	Fair Value
Due in one year or less	$981	$988
Due after one year through five years	1,767	1,766
Due after five years through ten years	1,004	951
Due after ten years through fifteen years	497	496
Due after fifteen years	3,144	3,019
Mortgage-backed	3,196	2,736
Asset-backed	2,453	1,683

Total fixed-maturity investments	$13,042	$11,639

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Investments that are held-to-maturity are reported on the Company’s balance sheet at amortized cost. These investments, which relate to the Company’s conduit segment and consolidated VIEs, primarily consist of ABS and loans issued by major national and international corporations and other structured finance clients. As of September 30, 2009, the amortized cost and fair value of held-to-maturity investments totaled $3.9 billion and $3.0 billion, respectively. Unrecognized gross gains were $9 million and unrecognized gross losses were $891 million. As of December 31, 2008, the amortized cost and fair value of held-to-maturity investments totaled $3.7 billion and $3.6 billion, respectively. Unrecognized gross gains were $1 million and unrecognized gross losses were $62 million. The following table presents the distribution of held-to-maturity investments by contractual maturity at amortized cost and fair value as of September 30, 2009:

In millions	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	1	1
Due after five years through ten years	1	1
Due after ten years through fifteen years	-	-
Due after fifteen years	1,100	1,009
Mortgage-backed	92	92
Asset-backed	2,702	1,911

Total held-to-maturity investments(1)	$3,896	$3,014

(1) - Includes $2 million related to tax credit investments reported in “Other investments” on the balance sheet.

Included in the preceding tables are investments that have been insured by MBIA Corp. and National (“MBIA-Insured Investments”). As of September 30, 2009, MBIA-Insured Investments at fair value represented $2.7 billion or 15% of the consolidated investment portfolio. Conduit segment investments represented $1.4 billion or 8% of the consolidated investment portfolio and were all insured by MBIA Corp. Without giving effect to the MBIA guarantee of the MBIA-Insured Investments, the underlying ratings (those given to an investment without the benefit of MBIA’s guarantee) of the MBIA-Insured Investments as of September 30, 2009 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of MBIA Corp.’s and National’s guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate rating sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s. When an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

In millions

Underlying Ratings Scale	U.S. Public Finance Insurance Available-for-Sale	Structured Finance and International Insurance Available- for-Sale	Investment Management Services Available- for-Sale	Investments Held- to-Maturity	Total
Aaa	$-	$16	$2	$115	$133
Aa	75	7	61	35	178
A	173	-	197	99	469
Baa	114	11	241	1,121	1,487
Below investment grade	1	218	94	73	386

Total	$363	$252	$595	$1,443	$2,653

It is MBIA’s policy to obtain an underlying rating from both Moody’s and S&P for each new transaction funded through the Company’s conduit segment prior to the execution of such transactions. All transactions currently funded in the conduit segment had an underlying rating of investment grade by Moody’s and S&P prior to funding. The weighted average underlying rating for transactions currently funded in the Company’s conduits was A- by S&P and A2 by Moody’s at the time such transactions were funded. MBIA estimates that the weighted average underlying rating of all outstanding conduit segment transactions was BBB by S&P and Baa1 by Moody’s as of September 30, 2009.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present the gross unrealized losses included in accumulated other comprehensive income (loss) as of September 30, 2009 and December 31, 2008 related to available-for-sale fixed-maturity and other investments. The tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	September 30, 2009
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$48	$-	$-	$-	$48	$-
Foreign governments	1	-	69	(5)	70	(5)
Corporate obligations	301	(39)	1,132	(235)	1,433	(274)
Mortgage-backed securities
Residential mortgage-backed agency	51	-	83	(4)	134	(4)
Residential mortgage-backed non-agency	260	(91)	506	(436)	766	(527)
Commercial mortgage-backed	3	(1)	38	(11)	41	(12)
Asset-backed securities
Collateralized debt obligations	161	(105)	263	(364)	424	(469)
Other asset-backed	242	(93)	578	(224)	820	(317)

Total	1,067	(329)	2,669	(1,279)	3,736	(1,608)
State and municipal bonds
Tax exempt bonds	101	(2)	330	(17)	431	(19)
Taxable bonds	52	(9)	173	(31)	225	(40)

Total state and municipal bonds	153	(11)	503	(48)	656	(59)
Total fixed-maturity investments	1,220	(340)	3,172	(1,327)	4,392	(1,667)
Other investments
Perpetual preferred securities	40	(6)	296	(89)	336	(95)
Other investments	-	-	5	-	5	-

Total other investments	40	(6)	301	(89)	341	(95)

Total	$1,260	$(346)	$3,473	$(1,416)	$4,733	$(1,762)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$5	$-	$24	$-	$29	$-
Foreign governments	107	(10)	24	(12)	131	(22)
Corporate obligations	1,144	(123)	1,243	(418)	2,387	(541)
Mortgage-backed securities
Residential mortgage-backed agency	98	(5)	206	(7)	304	(12)
Residential mortgage-backed non-agency	82	(45)	645	(604)	727	(649)
Commercial mortgage-backed	9	(1)	40	(18)	49	(19)
Asset-backed securities
Collateralized debt obligations	165	(190)	285	(351)	450	(541)
Other asset-backed	419	(96)	430	(222)	849	(318)

Total	2,029	(470)	2,897	(1,632)	4,926	(2,102)
State and municipal bonds
Tax-exempt bonds	2,034	(225)	171	(8)	2,205	(233)
Taxable bonds	188	(35)	107	(26)	295	(61)

Total state and municipal bonds	2,222	(260)	278	(34)	2,500	(294)
Total fixed-maturity investments	4,251	(730)	3,175	(1,666)	7,426	(2,396)
Other investments
Perpetual preferred securities	99	(78)	219	(237)	318	(315)
Other investments	94	(5)	-	-	94	(5)

Total other investments	193	(83)	219	(237)	412	(320)

Total	$4,444	$(813)	$3,394	$(1,903)	$7,838	$(2,716)

The following tables present the gross unrealized losses of held-to-maturity investments as of September 30, 2009 and December 31, 2008. Held-to-maturity investments are reported at amortized cost on the Company’s balance sheet. The tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	September 30, 2009
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate	$1,009	$(91)	$-	$-	$1,009	$(91)
Mortgage and other asset-backed securities	1,620	(776)	73	(24)	1,693	(800)

Total	$2,629	$(867)	$73	$(24)	$2,702	$(891)

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage and other asset-backed securities	$334	$(28)	$75	$(34)	$409	$(62)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2009 and December 31, 2008, the Company’s available-for-sale fixed-maturity, equity and held-to-maturity investment portfolios’ gross unrealized losses totaled $2.7 billion and $2.8 billion, respectively. The weighted average contractual maturity of securities in an unrealized loss position as of September 30, 2009 and December 31, 2008 was 17 years and 16 years, respectively. As of September 30, 2009, there were 626 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $1.4 billion. Within the 626 securities, the book value of 516 securities exceeded market value by more than 5% as presented in the following table:

Percentage Book Value Exceeded Market Value	Number of Securities	Fair Value (in millions)
5% to 15%	$189	$1,246
16% to 25%	103	618
26% to 50%	122	750
Greater than 50%	102	288

Total	$516	$2,902

As of December 31, 2008, there were 570 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $1.9 billion. Within the 570 securities, the book value of 486 securities exceeded market value by more than 5%.

MBIA has evaluated whether the unrealized losses in its investment portfolios were other-than-temporary considering the circumstances that gave rise to the unrealized losses, and whether MBIA has the intent to sell the securities or more likely than not will be required to sell the securities before their anticipated recovery. Based on its evaluation, the Company realized other-than-temporary impairments of $93 million primarily related to residential mortgage-backed and CDO securities for the three months ended September 30, 2009. For the nine months ended September 30, 2009, the Company realized other-than-temporary impairments of $333 million primarily related to residential mortgage-backed and other asset-backed securities and $104 million related to perpetual securities. MBIA determined that the unrealized losses on the remaining securities were temporary in nature because its impairment analysis, including projected future cash flows, indicated that the Company would be able to recover the amortized cost of impaired assets. The Company also concluded that it does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources availability to its business other than sales of securities. It also considered the existence of any risk management or other plans as of September 30, 2009 that would require the sale of impaired securities. On a quarterly basis, MBIA will reevaluate the unrealized losses in its investment portfolios and determine whether an impairment loss should be realized in current earnings. Refer to “Note 7: Investment Income and Gains and Losses” for information on realized losses due to other-than-temporary impairments. Additionally, refer to “Note 2: Significant Accounting Policies” for a description of the process used by the Company to determine other-than-temporary impairments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Investment Income and Gains and Losses

The following table includes total investment income from all operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2009	2008	2009	2008
Fixed-maturity	$129	$270	$416	$1,019
Held-to-maturity	19	27	70	118
Short-term investments	3	50	21	126
Other investments	8	15	25	44

Gross investment income	159	362	532	1,307
Investment expenses	2	8	7	20

Net investment income	157	354	525	1,287
Fixed-maturity
Gains	46	116	137	293
Losses	(161)	(489)	(490)	(1,599)

Net	(115)	(373)	(353)	(1,306)
Other investments
Gains	0	1	3	2
Losses	-	(23)	(6)	(24)

Net	0	(22)	(3)	(22)
Other
Gains	5	9	79	8
Losses	(61)	(40)	(174)	(93)

Net	(56)	(31)	(95)	(85)
Total net realized gains (losses)(1)	(171)	(426)	(451)	(1,413)

Total investment income (loss)	$(14)	$(72)	$74	$(126)

(1) - Includes losses from other-than-temporary impairments.

For the three months ended September 30, 2009, net realized losses from fixed-maturity investments of $115 million included other-than-temporary impairments of $93 million primarily related to residential mortgage-backed and CDO securities and realized losses on security sales. For the first nine months of 2009, net realized losses from fixed-maturity investments of $353 million included other-than-temporary impairments of $333 million primarily related to residential mortgage-backed and other asset-backed securities and losses on security sales. For the three and nine months ended September 30, 2009 gains from fixed-maturity investments included an increase in the fair value of trading securities of $8 million.

For the three months ended September 30, 2008, net realized losses from fixed-maturity investments of $373 million included other-than-temporary impairments of $135 million primarily related to ABS and corporate securities and realized losses on security sales. For the first nine months of 2008, net realized losses from fixed-maturity investments of $1.3 billion included other-than-temporary impairments of $794 million primarily related to ABS and corporate securities and realized losses on security sales.

For the three months ended September 30, 2009, other net realized losses of $56 million included impairments of $41 million related to a loan receivable within a consolidated VIE and $19 million related to real estate owned by MBIA Corp. For the first nine months of 2009, other net realized losses of $95 million included other-than-temporary impairments of $104 million related to perpetual equity securities, impairments of $41 million related to a loan receivable within a consolidated VIE, and $19 million related to real estate owned by MBIA Corp., partially offset by gains of $73 million related to swap terminations.

As discussed in “Note 2: Significant Accounting Policies,” a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed-maturity securities are recognized in accumulated other comprehensive income (loss). The following table presents the amount of credit loss impairments on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the other-than-temporary impairment losses were recognized in accumulated other comprehensive income (loss), and the corresponding changes in such amounts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Credit Losses Recognized in Earnings Related to OTTI	(in millions)
Balance, December 31, 2008	$-

Credit losses recognized in retained earnings related to the adoption of recently effective accounting principles(1)	226
Additions for credit loss impairments recognized in the current period on securities not previously impaired	177
Reductions for credit loss impairments previously recognized on securities sold during the period	(102)
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period(2)	-
Additions for credit loss impairments recognized in the current period on securities previously impaired	25
Reductions for increases in cash flows expected to be collected over the remaining life of the security	-

Balance, September 30, 2009	$326

(1) - Reflects the adoption of recently effective principles for recognition and presentation of other-than-temporary impairments, as described in “Note 3: Recent Accounting Pronouncements.”

(2) - Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

For ABS (e.g., RMBSs and CDOs), the Company estimated expected future cash flows of each security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for each significant class of asset-backed securities for the three months ended September 30, 2009.

Asset-backed Securities
Expected size of losses(1):
Range(2)	3.45% to 99.29%
Weighted average(3)	38.24%
Current subordination levels(4):
Range(2)	0.00% to 49.02%
Weighted average(3)	13.37%
Prepayment speed (annual constant prepayment rate (“CPR”))(5):
Range(2)	1.54 to 34.09
Weighted average(3)	10.02

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

(5) - Values represent high and low points of lifetime vectors of CPR.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Net unrealized gains (losses), including related deferred income taxes, reported in accumulated other comprehensive income (loss) within shareholders’ equity consisted of:

In millions	September 30, 2009	December 31, 2008
Fixed-maturity:
Gains	$264	$231
Losses	(1,667)	(2,406)
Foreign exchange	(19)	(102)

Net	(1,422)	(2,277)
Other investments:
Gains	16	0
Losses	(95)	(320)

Net	(79)	(320)

Total	(1,501)	(2,597)
Deferred income taxes provision (benefit)	(458)	(867)

Unrealized gains (losses), net	$(1,043)	$(1,730)

The change in net unrealized gains (losses), including the portion of OTTI included in accumulated other comprehensive loss, consisted of:

In millions	September 30, 2009	December 31, 2008
Fixed-maturity	$855	$(1,684)
Other investments	241	(302)

Total	1,096	(1,986)
Deferred income tax charged (credited)	409	(655)

Change in unrealized gains (losses), net	$687	$(1,331)

Note 8: Derivative Instruments

Overview

MBIA has entered into derivative transactions as an additional form of financial guarantee and for purposes of hedging risks associated with existing assets and liabilities and forecasted transactions. CDSs are also entered into in the investment management services operations to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business. The Company accounts for derivative transactions in accordance with the accounting principles for derivative and hedging activities, which requires that all such transactions be recorded on the Company’s balance sheet at fair value. Fair value of derivative instruments is defined as the price that would be received to sell a derivative asset or paid to transfer a derivative liability (an exit price) in an orderly transaction between market participants at the measurement date.

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

U.S. Public Finance Insurance

The Company’s derivative exposure within its U.S. public finance insurance operations primarily consists of insured interest rate and inflation-linked swaps related to insured U.S. public finance debt issues. These derivatives do not qualify for the financial guarantee scope exception and, therefore, must be recorded at fair value on the Company’s balance sheet with the changes in fair value recorded in unrealized gains (losses) on insured derivatives.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Structured Finance and International Insurance

The Company entered into derivative transactions that it viewed as an extension of its core financial guarantee business but which do not qualify for the financial guarantee scope exception and, therefore, must be recorded at fair value on the Company’s balance sheet. The Company’s structured finance and international insurance operations, which insured the majority of the Company’s notional derivative exposure, have insured derivatives primarily consisting of structured pools of CDSs that the Company intends to hold for the entire term of the contract absent a negotiated settlement with the counterparty. The Company’s structured finance and international insurance operations have also provided guarantees on the value of certain structured closed-end funds, which meet the definition of a derivative. The Company reduces risks embedded in its insured portfolio through the use of reinsurance and by entering into derivative transactions. This includes cessions of insured derivatives under reinsurance agreements and capital markets transactions in which the Company economically hedges a portion of the credit and market risk associated with its insured credit derivative portfolio. Such arrangements are also accounted for as derivatives and recorded in the Company’s financial statements at fair value.

Investment Management Services

The investment management services operations have entered into derivative transactions primarily consisting of interest rate, cross currency, principal protection guarantees and CDSs. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to hedge the variability in cash flows resulting from fluctuations in foreign currency rates. The Company has also provided loss protection on certain MBIA-MISC managed municipal pools that invest in highly rated short-term fixed-income securities. Such protection is accounted for as a derivative and is included as part of the Company’s principal protection guarantees. CDSs are entered into to hedge credit risk or to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business.

Certain interest rate and cross currency swaps qualify as cash flow hedges and fair value hedges. The cash flow hedges mitigate or offset fluctuations in cash flows arising from variable rate assets or liabilities. The unrealized gains and losses relating to the cash flow hedges are reported in accumulated other comprehensive income (loss) and will be reclassified into earnings as interest revenue and expense are recognized on the hedged assets and liabilities. The fair value hedges are used to protect against changes in the market value of the hedged assets or liabilities. The gains and losses relating to the fair value hedges are recorded directly in earnings. Cash flow and fair value hedges are hedging existing assets, liabilities or forecasted transactions.

Corporate

The corporate operations have entered into a cross currency swap to hedge foreign exchange risks related to the issuance of certain MBIA long-term debt in accordance with the Company’s risk management policies. The cross currency swap has been designated as a cash flow hedge and hedges the variability arising from currency exchange rate movements on the foreign denominated fixed rate debt. Changes in the fair value of the cross currency swap are recorded in accumulated other comprehensive income (loss). As the debt is revalued at the spot exchange rate in accordance with accounting principles for foreign currency matters, an amount that will offset the related transaction gain or loss arising from the revaluation will migrate each period from accumulated other comprehensive income (loss) into earnings. This cash flow hedge was 100% effective during the first nine months of 2009.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Credit Derivatives Sold

The following table presents information about credit derivatives sold (insured) by the Company’s insurance operations that were outstanding as of September 30, 2009. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

In millions

		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Credit default swaps	9.3 Years	$40,679	$27,889	$36,145	$7,333	$19,611	$131,657	$(4,938)
Insured swaps	16.9 Years	-	718	6,449	5,749	1,423	14,339	(14)
Credit linked notes	28.4 Years	1	-	-	-	-	1	-
All others	10.1 Years	-	-	192	36	159	387	(29)

Total notional		$40,680	$28,607	$42,786	$13,118	$21,193	$146,384

Total fair value		$(346)	$(549)	$(1,302)	$(580)	$(2,204)		$(4,981)

The following table presents information about credit derivatives sold (insured) by the Company’s insurance operations that were outstanding as of December 31, 2008. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

In millions

		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Credit default swaps	5.8 Years	$122,213	$5,176	$120	$1,447	$16,077	$145,033	$(6,175)
Insured swaps	16.1 Years	-	1,605	5,720	8,419	1,435	17,179	(5)
Total return swaps	1.7 Years	-	-	200	-	104	304	-
Credit linked notes	30.3 Years	-	-	1	-	-	1	-
All others	9.4 Years	195	-	288	-	-	483	(14)

Total notional		$122,408	$6,781	$6,329	$9,866	$17,616	$163,000

Total fair value		$(3,450)	$(481)	$-	$(37)	$(2,226)		$(6,194)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents information about credit derivatives sold by the Company’s investment management services operations that were outstanding as of September 30, 2009. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

In millions

		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Credit default swaps	3.3 Years	$-	$95	$80	$25	$5	$205	$(6)
Principal protection guarantees	0.1 Years	7,356	-	-	-	-	7,356	-
Credit linked notes	1.8 Years	15	-	-	20	106	141	(44)

Total notional		$7,371	$95	$80	$45	$111	$7,702

Total fair value		$(2)	$(4)	$-	$(21)	$(23)		$(50)

The following table presents information about credit derivatives sold by the Company’s investment management services operations that were outstanding as of December 31, 2008. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

In millions

		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Credit default swaps	3.2 Years	$180	$155	$397	$-	$-	$732	$(55)
Principal protection guarantees	0.1 Years	4,469	-	-	-	-	4,469	-
Total return swaps	6.8 Years	-	-	37	-	-	37	(3)
Credit linked notes	2.5 Years	15	100	-	25	6	146	(60)

Total notional		$4,664	$255	$434	$25	$6	$5,384

Total fair value		$(28)	$(44)	$(22)	$(19)	$(5)		$(118)

The maximum potential amount of future payments (undiscounted) on derivatives presented in the preceding table are estimated as the notional value of such contracts.

Financial Statement Impact

In the second quarter of 2009, the Company re-evaluated its election regarding offsetting the fair value amounts recognized for derivative contracts executed with the same counterparty under a master netting agreement under the accounting principles of right to offset. As a result, the Company has decided to begin netting the fair value amounts recognized for derivative contracts executed with the same counterparty.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2009 and December 31, 2008, the Company reported derivative assets of $781 million and $911 million, respectively, and derivative liabilities of $5.0 billion and $6.5 billion, respectively, after counterparty netting, which are shown separately on the Company’s consolidated balance sheets. The following table presents the amount of the derivative assets and liabilities by instrument:

In millions

Derivatives Designated as Hedging Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	$922	Derivative assets	$83	Derivative liabilities	$(53)
Currency swaps	91	Derivative assets	28	Derivative liabilities	(4)

Total hedges	$1,013		$111		$(57)

In millions

Derivatives Not Designated as Hedging Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Credit default swaps - insured derivatives	$153,281	Derivative assets	$724	Derivative liabilities	$(4,938)
Insured swaps	14,442	Derivative assets	1	Derivative liabilities	(14)
Credit default swaps - investment management	283	Derivative assets	12	Derivative liabilities	(8)
Interest rate swaps	5,314	Derivative assets	141	Derivative liabilities	(311)
Interest rate swaps - embedded	530	Medium term notes	18	Medium term notes	(18)
Interest rate swaps - embedded	660	Other liabilities	-	Other assets	(12)
Credit linked notes	1	Derivative assets	-	Derivative liabilities	-
Credit linked notes	155	Fixed-maturity securities held at fair value	-	Fixed-maturity securities held at fair value	(41)
Currency swaps	657	Derivative assets	78	Derivative liabilities	(17)
All other	7,265	Derivative assets	-	Derivative liabilities	(31)

Total non-hedges	$182,588		$974		$(5,390)

Total derivatives	$183,601		$1,085		$(5,447)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the three months ended September 30, 2009:

In millions

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$8	$(8)	$-
Interest rate swaps	Net realized gains (losses)	-	-	1

Total		$8	$(8)	$1

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In millions

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Credit default swaps - insured derivatives	Unrealized gains (losses) on insured derivatives	$(798)

Insured swaps	Realized gains (losses) and other settlements on insured derivatives	(30)

Credit default swaps - investment management	Net gains (losses) on financial instruments at fair value and foreign exchange	17

Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(36)

Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)

Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	3

All other	Unrealized gains (losses) on insured derivatives	(11)

Total		$(856)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2009:

In millions

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(106)	$98	$(8)

Interest rate swaps	Net realized gains (losses)	-	-	60

Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	4	(4)	-

Currency swaps	Net realized gains (losses)	-	-	13

Total		$(102)	$94	$65

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In millions

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Credit default swaps - insured derivatives	Unrealized gains (losses) on insured derivatives	$1,237
Insured swaps	Unrealized gains (losses) on insured derivatives	1
Insured swaps	Realized gains (losses) and other settlements on insured derivatives	34
Credit default swaps - investment management	Net gains (losses) on financial instruments at fair value and foreign exchange	19
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	22
Total return swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	6
Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	19
Currency Swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	3
All other	Unrealized gains (losses) on insured derivatives	(18)

Total		$1,323

The amount of losses recognized in other comprehensive income (loss) on derivatives designated as cash flow hedges was a $162 thousand on interest rate swaps and a $1.4 million on cross currency swaps. The amount of gains reclassified from other comprehensive income (loss) into net gains (losses) on financial instruments at fair value and foreign exchange was $92 thousand for the interest rate swaps and $407 thousand for the cross currency swaps.

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

In certain non-insurance derivative contracts, the Company also manages credit risk through collateral agreements that give the Company the right to hold or the obligation to provide collateral when the current market value of certain derivative contracts exceeds an exposure threshold. Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of September 30, 2009, the Company did not hold cash collateral from derivative counterparties but posted cash collateral to derivative counterparties of $101 million. This amount is in derivative liability. As of September 30, 2009, the Company had securities with a fair value of $107 million posted to derivative counterparties.

If the Company had not elected to net the fair value amounts recognized for derivative contracts executed with the same counterparty under the provisions of right to offset and were to settle all transactions covered under master netting agreements as of September 30, 2009, the amount required to be paid to counterparties would have increased by $286 million as a result of its inability to offset amounts due from such counterparties.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2009, the fair value was positive on two Credit Support Annexes (“CSAs”) which govern collateral posting requirements between MBIA and its derivative counterparties. The aggregate positive fair value for these two CSAs was $10 million for which the Company did not receive collateral because the Company’s credit rating was below the CSA minimum credit ratings level for holding counterparty collateral. The lowest rated of the two counterparties was A+ by S&P and A1 by Moody’s.

Note 9: Variable Interest Entities

Insurance

Through MBIA’s structured finance and international insurance operations, the Company provides credit enhancement services to issuers of obligations that may involve issuer-sponsored special purpose entities (“SPEs”). An SPE may be considered a VIE to the extent the SPE’s total equity at risk is not sufficient to permit the SPE to finance its activities without additional subordinated financial support or if its equity investors lack any one of the characteristics of a controlling financial interest including (i) the ability to make significant decisions through voting rights, (ii) the right to receive the expected residual returns of the entity, or (iii) the obligation to absorb the expected losses of the entity. The holder of a variable interest that will absorb the majority of the expected losses of the VIE, receive the majority of the expected returns of the VIE, or both, is required to consolidate the VIE. The variable interest holder required to consolidate a VIE is considered to be the primary beneficiary. A variable interest holder determines whether it is the primary beneficiary of the VIE at initial recognition of its variable interest in the VIE and reconsiders its determination if certain events occur in a subsequent reporting period.

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

Consolidated VIEs

As of September 30, 2009, consolidated VIE assets and liabilities were $3.1 billion and $7.6 billion, respectively, based on the consolidation of eight VIEs. As of December 31, 2008, consolidated VIE assets and liabilities were $2.3 billion and $8.0 billion, respectively, based on the consolidation of six VIEs. Included in consolidated VIEs as of September 30, 2009 and December 31, 2008 is an entity sponsored and formed by the Company, LaCrosse, designed to provide credit protection to counterparties in the form of credit derivative instruments. The Company provides credit support and issues financial guarantee insurance policies that insure all LaCrosse credit protection obligations. LaCrosse lacks sufficient equity to finance its activities and is deemed a VIE. As primary beneficiary, the Company consolidates LaCrosse. In the second quarter of 2009, the Company formed MBIA Capital Management Institutional Investor Trust to invest in fixed income securities and financial instruments for income and capital appreciation, and has invested in the equity of this entity. The entity’s equity at risk does not meet all the conditions of a controlling financial interest and is deemed a VIE. The Company holds the majority of the equity of the VIE and is considered the primary beneficiary. In the second quarter of 2009, the Company initially consolidated a VIE as primary beneficiary resulting from a financial guarantee insurance policy that provides credit protection on insured obligations issued by the entity. The maturity dates of the investments held and insured obligations issued by this VIE are in May 2010. In the nine months ended September 30, 2009, the Company acquired additional variable interests in one consolidated VIE which has outstanding obligations insured by MBIA.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a significant variable interest as of September 30, 2009 and December 31, 2008. The tables also present the Company’s maximum exposure to loss in comparison to the carrying value of liabilities resulting from financial guarantees and insured CDSs and loss and LAE reserves as of September 30, 2009 and December 31, 2008. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. Refer to “Note 8: Derivative Instruments” for information about the Company’s valuation of insured derivatives. Additionally, as the majority of the Company’s loss and LAE reserves relate to guarantees of VIEs, refer to “Note 10: Loss and Loss Adjustment Expense Reserves” for information about the Company’s loss and LAE activity.

	September 30, 2009
			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Unearned Premium Revenue	Derivative Liabilities	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Collateralized debt obligations	$59,446	$51,957	$111	$1,931	$55
Mortgage-backed residential	78,065	27,814	139	3	973
Mortgage-backed commercial	1,830	1,512	7	-	-
Consumer asset-backed	17,219	10,509	45	-	21
Corporate asset-backed	57,596	32,474	514	4	-

Total global structured finance	$214,156	$124,266	$816	$1,938	$1,049
Global public finance	31,270	11,145	153	-	-

Total insurance	$245,426	$135,411	$969	$1,938	$1,049

	December 31, 2008
			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Unearned Premium Revenue	Derivative Liabilities	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Collateralized debt obligations	$70,778	$51,198	$11	$2,567	$25
Mortgage-backed residential	94,574	29,677	4	1	1,068
Mortgage-backed commercial	2,196	1,660	-	-	-
Consumer asset-backed	21,449	12,832	1	-	22
Corporate asset-backed	68,101	38,498	43	4	-

Total global structured finance	$257,098	$133,865	$59	$2,572	$1,115
Global public finance	25,561	9,621	85	-	-

Total insurance	$282,659	$143,486	$144	$2,572	$1,115

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The maximum exposure to losses as a result of the Company’s variable interest in the VIE is represented by net insurance in force. Net insurance in force is the maximum future payments of principal and interest, net of cessions to reinsurers, which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs, assuming a full credit event occurs. The maximum exposure to losses presented in the preceding table is included in and not incremental to the net insurance in force presented in “Note 13: Net Insurance in Force.” The Company adopted the accounting principles for financial guarantee insurance contracts effective and applied prospectively beginning January 1, 2009, which requires unearned premium revenue to be recognized and measured based on the present value, using the risk-free discount rate, of premiums due or expected to be collected in installments. Therefore, “Unearned Premium Revenue” presented under “Carrying Value of Liabilities” in the preceding nonconsolidated VIEs tables as of September 30, 2009 and December 31, 2008, are based on different accounting estimates due to the change in accounting principle.

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

In the advisory segment of its investment management services operations, the Company provides collateral management services to ten VIEs. Additional variable interests are held in certain of these VIEs in the form of either credit protection provided on VIE obligations or investment in a VIE obligation. The Company evaluates each VIE to determine whether it’s combined variable interests in each respective VIE will absorb the majority of the expected losses of the VIE, receive the majority of the expected returns of the VIE, or both. The Company is not the primary beneficiary of the aforementioned VIEs. Significant variable interests resulting from credit protection provided on obligations issued by seven of the VIEs are presented in the table above. The Company does not hold a significant variable interest in any of the remaining three VIEs.

As of September 30, 2009 and December 31, 2008, a Company sponsored nonconsolidated funding conduit held no material assets and had no obligations outstanding. The Company has no liquidity obligation to fund nonconsolidated funding conduits.

Consolidated VIEs

In the conduit segment of its investment management services operations, the Company manages and administers two multi-seller conduit SPEs, Triple-A One and Meridian (collectively, the “Conduits”). The Conduits invest in various types of financial instruments, such as debt securities, loans, lease receivables, trade receivables, and obligations issued by SPEs, and fund the investments through the issuance of medium-term notes and long-term debt. The assets and liabilities of the Conduits are supported by credit enhancement provided through MBIA Corp. The Conduits are designed to provide issuers an efficient source of funding for issued obligations, and to provide an opportunity for MBIA Corp. to issue financial guarantee insurance policies.

The Conduits are VIEs and are consolidated by the Company as the primary beneficiary. MBIA has included on its balance sheet the assets and liabilities of each Conduit, which consist primarily of various types of investments funded by medium-term notes and liquidity loans, and has included in its statement of operations the operating revenues and expenses of the Conduits. Certain of MBIA’s consolidated subsidiaries have invested in Conduit debt obligations or have received compensation for services provided to the Conduits. As such, MBIA has eliminated intercompany transactions with the Conduits from its balance sheet and statement of operations. After the elimination of such intercompany assets and liabilities, total assets and liabilities of the Conduits were $2.1 billion and $2.0 billion, respectively, as of September 30, 2009 and $2.5 billion and $2.5 billion, respectively, as of December 31, 2008. Creditors of the Conduits do not have recourse to the general assets of MBIA outside of financial guarantee policies provided on obligations issued by the Conduits.

In the third quarter of 2009, the Company sponsored and formed an entity designed to issue beneficial interests that are held primarily by the Company and by third parties and to purchase mortgage-backed securities transferred by MBIA. The entity is a VIE. MBIA is exposed to the majority of the expected losses and expected residual returns and is, therefore, the primary beneficiary and is required to consolidate the entity. As of September 30, 2009, total assets and liabilities were $186 million and $19 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Balance Sheet Impact of Consolidated VIEs

The following table presents the carrying amounts and classification of assets and liabilities of consolidated VIEs as of September 30, 2009 and December 31, 2008:

In millions	September 30, 2009	December 31, 2008
Assets:
Investments:
Fixed-maturity securities held as available-for-sale	$536	$632
Fixed-maturity securities held as trading, at fair value	123	-
Investments held-to-maturity, at amortized cost	2,861	3,157
Short-term investments held-to-maturity, at amortized cost	1,032	499
Cash and cash equivalents(1)	249	91
Accrued investment income	5	12
Deferred income taxes, net	77	18
Other assets	473	423

Total assets	$5,356	$4,832

Liabilities:
Medium-term notes	$1,537	$2,133
Variable interest entity notes	2,669	1,792
Long-term debt	423	345
Derivative liabilities	4,955	6,202
Other liabilities	21	2

Total liabilities	$9,605	$10,474

(1) - Cash and cash equivalents held by certain consolidated VIEs and pledged as security for the benefit of each respective VIEs’ noteholders.

Note 10: Loss and Loss Adjustment Expense Reserves

During the first nine months of 2009, the Company incurred $203 million of losses and LAE primarily driven by additional losses of $2.0 billion largely related to the Company’s second-lien RMBS exposure. These additional losses were mostly offset by the impact of recording $1.8 billion of estimated recoveries, of which $1.7 billion was related to our RMBS exposure. Approximately $1.2 billion of the RMBS insurance loss recoveries relate to estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage securitizations that are subject to a contractual obligation by sellers/servicers to repurchase or replace such mortgages and approximately $550 million relates to recoveries of amounts expected to be paid from excess cash flows within the securitizations. Additionally, the Company incurred $92 million of losses in the first nine months of 2009 primarily related to a U.S. public finance affordable housing transaction and a student loan transaction.

Total paid activity, net of reinsurance, for the nine months ended September 30, 2009 of $2.0 billion primarily related to $1.9 billion in payments for insured obligations in the Company’s RMBS sector. For the nine months ended September 30, 2009, estimated recoveries on paid losses totaled $1.7 billion and were primarily related to the Company’s RMBS sector. The Company had an insurance loss recoverable of $2.2 billion on as of September 30, 2009 and $459 million as of December 31, 2008. Amounts due to reinsurers related to insurance loss recoverables totaled $42 million as of September 30, 2009 and $13 million as of December 31, 2008, and are included in “Other liabilities” on the Company’s consolidated balance sheet.

In the third quarter of 2009, the Company continued its review of mortgage loans in the Company’s insured transactions. As a result, the expected net cash flows were revised based on additional loan reviews and reflected in the estimated potential recoveries related to ineligible mortgage loans in certain insured first and second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace ineligible mortgage loans. The Company’s recovery outlook continues to be principally based on the following factors:

1.	The strength of MBIA’s existing contract claims related to ineligible loan substitution/repurchase obligations;

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2.	the favorable outcome for MBIA on Defendants’ motion to dismiss in the action captioned, MBIA v. Countrywide Home Loans, Inc., et al, Index No. 08-602825 (N.Y. Sup. Ct.) where the court allowed MBIA’s fraud claims against the Countrywide defendants to proceed;

3.	the improvement in the financial strength of issuers due to mergers and acquisitions and/or government assistance, which will facilitate their ability to comply with their loan repurchase/substitution obligations. The Company is not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. As a result, the Company did not make any significant adjustments to its estimated recoveries with respect to the credit risk of these sponsors (or their successors); and

4.	evidence of loan repurchase/substitution compliance by issuers for put-back requests made by other harmed parties consistent with MBIA’s assertions.

Beginning in the first quarter of 2008, MBIA engaged loan level forensic review consultants to re-underwrite/review a sample of the mortgage loan files underlying MBIA’s home equity lines of credit (“HELOCs”) and closed-end second mortgages (“CES”) insured transactions. Certain HELOC and CES transactions that exhibited exceptionally poor performance were chosen for a re-underwriting review. Factors MBIA believes to be indicative of this poor performance include (i) a material increase in early and late stage delinquencies; (ii) material increases in charged-off loans; (iii) significant decreases in credit enhancement; and/or (iv) policy payments. MBIA’s forensic loan review determined that there were significant breaches of mortgage loan representations and material deviations from underwriting guidelines. Accordingly, the Company has determined that thousands of loans were contractually ineligible for inclusion in the securitized trusts insured by MBIA. In turn, MBIA has submitted thousands of ineligible loans for repurchase/substitution to the sponsors or sellers/servicers. The unsatisfactory resolution of these contractual matters, in addition to fraudulent underwriting practices that we believe were prevalent within certain issuers, has led to MBIA pursuing litigation with these issuers seeking the sellers/servicers to repurchase or replace ineligible mortgage loans and specifically perform under its contractual obligation and damages for both breaches of contractual obligations and fraud. MBIA’s forensic examination of loan repurchase/substitution requirements for various issuers remains ongoing.

In the second and third quarters of 2009, MBIA recognized estimated recoveries of $1.2 billion related to reviewed transactions. The estimated recoveries are transaction-specific and based upon contractual breaches for loans which we believe were ineligible and either put back to the originators or sellers/servicers or where analysis has been completed and put-back notices are pending. These estimated recoveries rely upon identified breaches of representations and warranties in specific transactions that MBIA has already identified as a result of actual loan file examinations for loans across a broad spectrum of categories ranging from current to severely delinquent and charged-off mortgage loans. During 2009, in coordination with forensic review consultants, 26,805 mortgage loans were reviewed within 27 first and second-lien mortgage loan securitizations. The aggregate loan population includes current, delinquent and charged-off loans. Estimated recoveries for these 27 transactions of $1.2 billion is based on only those loans that were examined which had substantiated breaches, and does not include any extrapolation of results from the actual loan file examinations to the remaining mortgages in the loan pool. Expected cash inflows from recoveries for all transactions are discounted using the current risk-free rate associated with the underlying credit, which ranged from 2.02% to 3.38% depending upon the transaction’s expected life. The Company considered all relevant facts and circumstances, including the factors described above, in developing its assumptions on expected cash inflows, probability of potential recoveries and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented as facts and circumstances change and relevant information is available, including additional information on the mortgage loan pools. The Company has utilized the results of the above described loan file examinations to make demands for loan repurchases from originators and services or their successors and, in certain instances, as a part of the basis for litigation filings.

The Company will continue to assess the level of expected recoveries as it completes additional forensic reviews on additional loans and progresses through the litigation proceedings. As a result of additional loan reviews and the progression of litigation proceedings, the Company’s estimate of recoveries could change materially in the future.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Insured obligations are monitored periodically. The frequency and extent of such monitoring is based on the criteria and categories described below. Insured obligations that are judged to merit more frequent and extensive monitoring or remediation activities due to a deterioration in the underlying credit quality of the insured obligation or the occurrence of adverse events related to the underlying credit of the issuer are assigned to a surveillance category (“Caution List – Low,” “Caution List – Medium,” “Caution List – High,” or “Classified List”) depending on the extent of credit deterioration or the nature of the adverse events. IPM monitors insured obligations assigned to a surveillance category more frequently and, if needed, develops a remediation plan to address any credit deterioration.

The Company does not establish any case basis reserves for insured obligations that are assigned to “Caution List – Low,” “Caution List – Medium,” or “Caution List – High.” In the event MBIA expects to pay a claim in excess of the unearned premium revenue with respect to an insured transaction, it places the insured transaction on its “Classified List” and establishes a case basis reserve. The following provides a description of each surveillance category:

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of September 30, 2009:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	220	60	12	115	407
Number of issues(1)	39	25	11	84	159
Remaining weighted average contract period (in years)	9.1	11.2	8.6	5.6	7.4
Gross insured contractual payments outstanding:
Principal	$9,177	$2,188	$622	$14,832	$26,819
Interest	5,039	1,626	368	4,404	11,437

Total	$14,216	$3,814	$990	$19,236	$38,256

Gross claim liability	$-	$-	$-	$2,304	$2,304
Less:
Gross potential recoveries	-	-	-	3,227	3,227
Discount, net	-	-	-	(1)	(1)

Net claim liability (recoverable)	$-	$-	$-	$(922)	$(922)

Unearned premium revenue	$233	$36	$6	$93	$368

(1) - An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

The following table provides information about the components of our insurance loss reserves and recoverables included in each of MBIA’s surveillance categories as of September 30, 2009:

	Surveillance Categories
In millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Loss reserves (claim liability)	$-	$-	$-	$1,270	$1,270
LAE reserves	-	-	-	53	53

Loss and LAE reserves	$-	$-	$-	$1,323	$1,323

Insurance claim loss recoverable	$-	$-	$-	$2,170	$2,170
LAE insurance loss recoverable	-	-	-	38	38

Insurance loss recoverable	$-	$-	$-	$2,208	$2,208

Reinsurance recoverable on unpaid losses	$-	$-	$-	$33	$33
Reinsurance recoverable on LAE reserves	-	-	-	1	1
Reinsurance recoverable on paid losses	-	-	-	19	19

Reinsurance recoverable on paid and unpaid losses	$-	$-	$-	$53	$53

The gross claim liability reported in the preceding table primarily relates to probability weighted expected future claim payments on insured RMBS transactions. The gross potential recoveries reported in the preceding table primarily relate to probability weighted estimated recoveries resulting from ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans in addition to expected future recoveries on RMBS transactions resulting from expected excess spread generated by performing loans in such transactions.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents changes in the Company’s loss and LAE reserve for the nine months ended September 30, 2009. Changes in the loss and LAE reserve attributable to the accretion of the discount on the loss reserve, changes in discount rates, and changes in the timing and amounts of estimated payments and recoveries are recorded in “Losses and loss adjustment expenses” in the Company’s statement of operations. LAE reserves are expected to be settled within a one year period and are not discounted. As of September 30, 2009, the weighted average risk-free rate used to discount the claim liability was 2.313%.

In millions	Nine Months Ended September 30, 2009

Gross Loss and LAE Reserve as of December 31, 2008	Accounting Transition Adjustment(1)	Loss and LAE Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Timing of Payments	Changes in Amount of Net Payments	Changes in Assumptions	Changes in Unearned Premium Revenue	Change in LAE Reserves	Gross Loss and LAE Reserve as of September 30, 2009
$1,558	$(183)	$(1,769)	$8	$(51)	$18	$295	$1,426	$(24)	$45	$1,323

(1) - Reflects the adoption of the accounting principles for financial guarantee insurance contracts as described in “Note 3: Recent Accounting Pronouncements.”

The following table presents the Company’s insurance loss recoverable for the nine months ended September 30, 2009. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, and changes in the timing and amounts of estimated collections are recorded in “Loss and loss adjustment expenses” in the Company’s statement of operations.

In millions	Nine Months Ended September 30, 2009

Insurance Loss Recoverable as of December 31, 2008	Collections for Cases with Recoverables	Accretion of Insurance Loss Recoverable	Changes in Discount Rates	Changes in Timing of Collections	Changes in Amount of Collections	Changes in Assumptions	Change in LAE Recoverable	Insurance Loss Recoverable as of September 30, 2009
$459	$(36)	$5	$(39)	$1	$-	$1,781	$37	$2,208

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Costs associated with remediating insured obligations assigned to the Company’s “Caution List – Low,” “Caution-List – Medium,” “Caution List – High” and “Classified List” are recorded as LAE. LAE is recorded as part of the Company’s provision for its loss reserves and included in “Losses and loss adjustment” on the Company’s consolidated statement of operations. The following table presents the expenses (gross and net of reinsurance) related to remedial actions for insured obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2009	2008	2009	2008
Loss adjustment expense incurred, gross	$41,220	$610	$128,290	$6,719
Loss adjustment expense incurred, net	$40,158	$578	$123,776	$6,339

Note 11: Income Taxes

The Company’s income taxes and the related effective tax rates for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine Months Ended September 30,
In millions	2009		2008
Pre-tax income (loss)	$1,422		$(1,811)
Provision (benefit) for income taxes	$548	38.5%	$(298)	16.5%

Embedded in the effective tax rate for the nine months ended September 30, 2009 are the tax effects of the Company’s expected operating activities such as scheduled premium earnings, fees, net investment income, and operating expenses. The Company’s effective tax rate related to the pre-tax income for the nine months ended September 30, 2009 was primarily a result of a net unrealized gain on its derivative portfolio, the tax-exempt interest from investments, and an increase in the valuation allowance. The Company’s effective tax rate related to the pre-tax loss for the nine months ended September 30, 2008 was primarily driven by the establishment of a valuation allowance.

The Company has calculated its effective tax rate for the full year of 2009 by treating the net unrealized gain on its derivative portfolio as a discrete item. As such, this amount is not included when projecting the Company’s full year effective tax rate but rather is accounted for at 35% after applying the projected full year effective tax rate to actual nine-month results. Given the Company’s inability to estimate this item for the full year of 2009, the Company believes that it is appropriate to treat net unrealized gains and losses on its derivative portfolio as a discrete item for purposes of calculating the effective tax rate for the year.

Deferred Tax Asset, Net of Valuation Allowance

The Company establishes a valuation allowance against its deferred tax asset when it is more likely than not that all or a portion of the deferred tax asset will not be realized. All evidence, both positive and negative, needs to be identified and considered in making the determination. Future realization of the existing deferred tax asset ultimately depends on the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under the tax law.

As of September 30, 2009, the Company reported a net deferred tax asset of $1.3 billion primarily related to the cumulative unrealized losses on its derivative and investment portfolios. Included in the net deferred tax asset of $1.3 billion is the valuation allowance of $457 million. For the nine months ended September 30, 2009, the Company increased its valuation allowance by $106 million. The change in the valuation allowance for the nine months ended September 30, 2009 was primarily due to an increase in realized losses, resulting from asset impairments and sales, and a reduction in the valuation allowance of $30 million as part of the adoption of recently issued accounting guidance for the recognition and presentation of other-than-temporary impairments. Refer to “Note 3: Recent Accounting Pronouncements” for a further discussion about adopting this guidance. As of December 31, 2008, the Company had a valuation allowance of $351 million.

Unrealized Losses on Credit Derivative Contracts

Approximately $1.2 billion of the net deferred tax asset was a result of the cumulative net unrealized losses of $3.5 billion, which excludes credit impairments, primarily related to insured credit derivatives. The Company believes that such deferred tax asset will more likely than not be realized as the Company expects the unrealized losses and its related deferred tax asset to substantially reverse over time. As such, no valuation allowance with respect to this item was established. In its conclusion, the Company considered the following evidence (both positive and negative):

•

Due to the long-tail nature of the financial guarantee business, it is important to note that MBIA Inc.’s insurance subsidiaries, even without regard to any new business, will have a steady stream of scheduled premium earnings with respect to the existing insured portfolio. MBIA Corp.’s announcement in February 2008 of a temporary suspension in writing new structured finance transactions and a permanent cessation with respect to insuring new CDS contracts, except in transactions related to the reduction of existing derivative exposure, would not have an impact on the expected earnings related to the existing insured portfolio. Although MBIA Corp. expects the majority of the unrealized losses to reverse at maturity, MBIA Corp. performed a taxable income projection over a 15-year period to determine whether it will have sufficient income to offset its deferred tax assets that will generate future ordinary deductions. In this analysis, MBIA Corp. concluded that premium earnings, even without regard to any new business, combined with investment income, less deductible expenses, will be sufficient to recover the net deferred tax asset of $1.3 billion.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

•

The Company’s taxable income projections used to assess the recoverability of its deferred tax asset include an estimate of future loss and LAE equal to the present value discount of loss reserves already recognized on the Company’s balance sheet and an estimate of loss adjustment expense which is generally insignificant. The Company does not assume additional losses, with the exception of the accretion of its existing present value loss reserves, because the Company establishes case basis reserves on a present value basis based on an estimate of probable losses on specifically identified credits that have defaulted or are expected to default.

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

•

The Company treats the CDS contracts as insurance contracts for U.S. tax purposes. The Company provides an insurance policy guaranteeing CDS contracts written by LaCrosse. While LaCrosse’s financial information is consolidated into MBIA’s GAAP financial statements based on the criteria for consolidation of a VIE, MBIA does not hold any equity interest with respect to LaCrosse. MBIA’s income derived from CDS contracts is treated as premium income for statutory income purposes. In the event that there is a default in which MBIA is required to pay claims on such CDS contracts, the Company believes that the losses should be characterized as an ordinary loss for tax purposes and, as such, the event or impairment will be recorded as case reserves for statutory accounting purposes in recognition of the potential claim payment. For tax purposes, MBIA follows the statutory accounting principle as the basis for computing its taxable income. Because the federal income tax treatment of CDS contracts is an unsettled area of tax law, in the event that the Internal Revenue Service (“IRS”) has a different view in which the losses are considered capital losses, the Company would be required to establish a valuation allowance against substantially all of the deferred tax asset related to these losses, until such time as it had sufficient capital gains to offset the losses. The establishment of this valuation allowance would have a material adverse effect on MBIA’s financial condition at the time of its establishment.

Realized Gains and Losses

As of September 30, 2009, the Company had a full valuation allowance against the deferred tax asset related to realized losses from asset impairments and sales of investments.

Unrealized Losses on Debt and Equity Securities

As of September 30, 2009, the Company had approximately $485 million in deferred tax assets related to unrealized losses on investments. The Company intends to hold these investments until maturity or until such time as the value recovers. As such, the Company expects that its deferred tax assets will reverse over the life of the securities.

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of September 30, 2009. The Company continues to assess the adequacy of its valuation allowances as additional evidence becomes available.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Ownership Change under Section 382 of the Internal Revenue Code

Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses, as defined under that Section, upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a testing period, generally three years (“Section 382 Ownership Change”).

The Company has experienced a shift in ownership as a result of our February 2008 equity offering as well as Warburg Pincus investments and other transactions involving our shares. As of September 30, 2009, the Company, however, has not triggered a Section 382 Ownership Change. If the Company were to experience a Section 382 Ownership Change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carryforwards and certain other losses, credits, deductions or tax basis. The Company cannot give any assurance that it will not undergo an ownership change at a time when these limitations would have a significant effect.

Accounting for Uncertainty in Income Taxes

The change in the unrecognized tax benefit (“UTB”) as of September 30, 2009 is as follows:

In thousands
Unrecognized tax benefit as of December 31, 2008	$19,313
The gross amount of the increase/(decrease) in UTB as a result of tax positions taken:
During prior year	1,918
During current year	152
The amounts of decreases in the UTB related to settlements with taxing authorities	(11,826)
The reduction to UTB as a result of the applicable statute of limitation	-

Unrecognized tax benefit as of September 30, 2009	$9,557

For the nine months ended September 30, 2009, the change in the Company’s UTB was primarily a result of an increase of $2 million due to a position taken in a prior year tax return and a decrease of $12 million due to the French tax settlement discussed below. In addition, the related interest and penalties accrued were reduced $2 million primarily as a result of an abatement of $3 million as part of the same French tax settlement.

MBIA’s major tax jurisdictions include the U.S., the U.K. and France. MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. The IRS is currently examining tax years 2005 through 2008. During the first nine months of 2009, the IRS completed a partnership audit which impacted MBIA Inc.’s U.S. consolidated tax group’s return from 2004 through 2006. The adjustment did not have a material impact on the Company’s tax position.

The U.K. tax authorities are currently auditing tax years 2005 and 2006, which should be completed by the end of 2009. French tax matters have been concluded through 2006 including the settlement, in February 2009, of a UTB of $12 million that was established in prior years relating to the timing for recognizing earned premium.

It is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months due to the possibility of the conclusion of all or a portion of the tax examinations in process. The range of this possible change in the amount of uncertain tax benefits cannot be estimated at this time.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As defined by segment reporting, an operating segment is a component of a company (i) that engages in business activities from which it earns revenue and incurs expenses, (ii) whose operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”) to assess the performance of the segment and to make decisions about the allocation of resources to the segment and, (iii) for which discrete financial information is available. As a result of the aforementioned separation of the Company’s U.S. public finance insurance business from its structured finance and international insurance business, as well as other factors such as the availability of discrete financial information, the use of identifiable resources, and the use of separate performance assessments with respect to the Company’s U.S. public finance insurance business, the Company determined that its U.S. public finance insurance business represented a discrete operating segment.

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

The Company’s structured finance and international insurance operations have been principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, global structured finance and non-U.S. public finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. are insured by MBIA Corp., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA issues financial guarantees for municipal bonds, ABSs and MBSs, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, and bonds backed by other revenue sources such as corporate franchise revenues. Insured asset-backed securities include collateral consisting of a variety of consumer loans, corporate loans and bonds, trade and export receivables, aircraft, equipment and real property leases and insured MBS include collateral consisting of residential and commercial mortgages. In previous years, MBIA had insured CDSs on structured pools of corporate obligations, RMBS, and commercial real estate backed securities and loans.

The Company is no longer insuring new credit derivative contracts except for transactions related to the reduction of existing derivative exposure. The structured finance market continues to recover from the global credit crisis with new issuance volume, though increasing, still well below historical averages. It is unclear how or when the Company may be able to re-engage this market.

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

The asset/liability products segment principally consists of the activities of MBIA Investment Management Corp. (“IMC”), GFL and EAAL. IMC, along with MBIA Inc., provides customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provides customized products for funds that are invested as part of asset-backed or structured product transactions. GFL raises funds through the issuance of medium-term notes with varying maturities, which are, in turn, guaranteed by MBIA Corp. GFL lends the proceeds of these medium-term note issuances to MBIA Inc. (“GFL Loans”). MBIA Inc. invests the proceeds of investment agreements and GFL Loans in eligible investments, which consist of investment grade securities at the time of purchase with a minimum average double-A credit quality rating. MBIA Inc. primarily purchases domestic securities, which are pledged to MBIA Corp. as security for its guarantees on investment agreements and medium-term notes. Additionally, MBIA Inc. loans a portion of the proceeds from investment agreements and medium-term notes to EAAL. EAAL primarily purchases foreign assets as permitted under the Company’s investment guidelines.

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

The following tables summarize the Company’s operations for the three and nine months ended September 30, 2009 and 2008. As discussed above, the Company separated its insurance operations into U.S. public finance insurance and structured finance and international insurance, thereby creating two discrete segments. The Company has determined that it is impracticable to restate prior period results to conform to the current period presentation since, based on the way management has historically assessed the performance and resource requirements of its segments, prior period discrete financial information is not available. However, in order to provide comparable information to the prior period, the Company has combined its U.S. public finance insurance segment results and its structured finance and international insurance segment results for the current period under the heading “Combined Insurance Operations.”

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Three Months Ended September 30, 2009
In millions	U.S. Public Finance Insurance (National)	Structured Finance and International Insurance	Eliminations		Combined Insurance Operations	Investment Management Services	Corporate	Eliminations		Consolidated
Revenues(1)	$166	$130	$-		$296	$55	$2	$-		$353
Realized gains and other settlements on insured derivatives	0	(31)	-		(31)	-	-	-		(31)
Unrealized gains (losses) on insured derivatives	0	(810)	-		(810)	-	-	-		(810)
Net gains (losses) on financial instruments at fair value and foreign exchange	-	27	-		27	(70)	(45)	-		(88)
Net realized gains (losses)	0	(45)	-		(45)	(35)	2	-		(78)
Net investment losses related to other-than-temporary impairments	-	(50)	-		(50)	(43)	-	-		(93)
Net gains on extinguishment of debt	-	14	-		14	113	0	-		127
Inter-segment revenues(2)	39	50	(70)		19	5	3	(27)		-

Total revenues	205	(715)	(70)		(580)	25	(38)	(27)		(620)
Interest expense	-	55	-		55	39	16	-		110
Loss and LAE incurred	29	210	-		239	-	-	-		239
Operating expenses	7	63	-		70	21	6	-		97
Inter-segment expense(2)	37	33	(70)		-	27	-	(27)		-

Total expenses	73	361	(70)		364	87	22	(27)		446

Income (loss) before taxes	$132	$(1,076)	$-		$(944)	$(62)	$(60)	$-		$(1,066)

Identifiable assets	$8,293	$17,939	$(3,913	)(3)	$22,319	$8,768	$1,296	$(4,530	) (4)	$27,853

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

(3) - Consists of intercompany reinsurance balances.

(4) - Consists of intercompany repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Three Months Ended September 30, 2008
In millions	Insurance	Investment Management Services	Corporate	Eliminations	Consolidated
Revenues(1)	$389	$206	$6	$-	$601
Realized gains and other settlements on insured derivatives	34	-	-	-	34
Unrealized gains (losses) on insured derivatives	105	-	-	-	105
Net gains (losses) on financial instruments at fair value and foreign exchange	(7)	(107)	(119)	-	(233)
Net realized losses	26	(315)	(4)	-	(293)
Net investment losses related to other-than-temporary impairments	-	(134)	-	-	(134)
Net gains on extinguishment of debt	10	206	24	-	240
Inter-segment revenues(2)	4	4	1	(9)	-

Total revenues	561	(140)	(92)	(9)	320
Interest expense	49	201	15	-	265
Loss and LAE incurred	982	-	-	-	982
Operating expenses	88	18	14	-	120
Inter-segment expense(2)	-	9	-	(9)	-

Total expenses	1,119	228	29	(9)	1,367

Income (loss) before taxes	$(558)	$(368)	$(121)	$-	$(1,047)

Identifiable assets	$18,000	$19,179	$473	$-	$37,652

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2009
In millions	U.S. Public Finance Insurance (National)	Structured Finance and International Insurance	Eliminations		Combined Insurance Operations	Investment Management Services	Corporate	Eliminations		Consolidated
Revenues(1)	$460	$514	$-		$974	$192	$3	$-		$1,169
Realized gains and other settlements on insured derivatives	0	33	-		33	-	-	-		33
Unrealized gains (losses) on insured derivatives	(0)	1,223	-		1,223	-	-	-		1,223
Net gains (losses) on financial instruments at fair value and foreign exchange	-	39	-		39	91	(56)	-		74
Net realized gains (losses)	7	(36)	-		(29)	10	5	-		(14)
Net investment losses related to other-than-temporary impairments	-	(91)	-		(91)	(346)	-	-		(437)
Net gains on extinguishment of debt	-	14	-		14	232	2	5		253
Inter-segment revenues(2)	119	150	(207)		62	14	13	(89)		-

Total revenues	586	1,846	(207)		2,225	193	(33)	(84)		2,301
Interest expense	-	163	-		163	145	52	-		360
Loss and LAE incurred	92	111	-		203	-	-	-		203
Operating expenses	25	215	-		240	55	21	-		316
Inter-segment expense(2)	104	103	(207)		-	89	-	(89)		-

Total expenses	221	592	(207)		606	289	73	(89)		879

Income (loss) before taxes	$365	$1,254	$-		$1,619	$(96)	$(106)	$5		$1,422

Identifiable assets	$8,293	$17,939	$(3,913	) (3)	$22,319	$8,768	$1,296	$(4,530	) (4)	$27,853

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

(3) - Consists of intercompany reinsurance balances.

(4) - Consists of intercompany repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2008
In millions	Insurance	Investment Management Services	Corporate	Eliminations	Consolidated
Revenues(1)	$1,095	$825	$22	$-	$1,942
Realized gains and other settlements on insured derivatives	102	-	-	-	102
Unrealized gains (losses) on insured derivatives	(148)	-	-	-	(148)

Net gains (losses) on financial instruments at fair value and foreign exchange	155	(117)	(108)	-	(70)
Net realized losses	68	(684)	(3)	-	(619)
Net investment losses related to other-than-temporary impairments	-	(794)	-	-	(794)
Net gains on extinguishment of debt	10	285	24	-	319
Inter-segment revenues(2)	6	13	-	(19)	-

Total revenues	1,288	(472)	(65)	(19)	732
Interest expense	141	768	54	-	963
Loss and LAE incurred	1,292	-	-	-	1,292
Operating expenses	214	46	28	-	288
Inter-segment expense(2)	-	20	(1)	(19)	-

Total expenses	1,647	834	81	(19)	2,543

Income (loss) before taxes	$(359)	$(1,306)	$(146)	$-	$(1,811)

Identifiable assets	$18,000	$19,179	$473	$-	$37,652

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

While it is impractical for the Company to restate all revenues and expenses comprising its insurance results for prior periods, the Company is able to restate certain revenues and expenses included within the preceding tables for the three and nine months ended September 30, 2008. The following table presents those revenues and expenses that the Company is able to restate, along with comparable amounts for the three months ended September 30, 2009:

	U.S. Public Finance Insurance		Structured Finance and International Insurance
In millions	2009	2008	2009	2008
Net premiums earned(1)	$143	$145	$74	$97
Realized gains and other settlements on insured derivatives	$0	$-	$(30)	$34
Unrealized gains (losses) on insured derivatives	$(0)	$-	$(810)	$105
Net gains on extinguishment of debt	$-	$-	$14	$10
Interest expense	$-	$-	$55	$49

(1) - Included in insurance revenues in the preceding tables.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents those revenues and expenses that the Company is able to restate, along with comparable amounts for the nine months ended September 30, 2009:

	U.S. Public Finance Insurance		Structured Finance and International Insurance
In millions	2009	2008	2009	2008
Net premiums earned(1)	$426	$357	$276	$291
Realized gains and other settlements on insured derivatives	$0	$-	$33	$102
Unrealized gains (losses) on insured derivatives	$(0)	$-	$1,223	$(148)
Net gains on extinguishment of debt	$-	$-	$14	$10
Interest expense	$-	$-	$163	$141

(1) - Included in insurance revenues in the preceding tables.

The following tables summarize the segments within the investment management services operations for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009
In millions	Asset / Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(1)	$43	$9	$3	$-	$55
Net gains (losses) on financial instruments at fair value and foreign exchange	(66)	(0)	(4)	-	(70)
Net realized losses	(35)	0	-	-	(35)
Net investment losses related to other-than-temporary impairments	(43)	-	-	-	(43)
Net gains on extinguishment of debt	105	-	8	-	113
Inter-segment revenues(2)	1	5	1	(2)	5

Total revenues	5	14	8	(2)	25
Interest expense	37	-	2	-	39
Operating expenses	8	13	-	-	21
Inter-segment expense(2)	27	-	2	(2)	27

Total expenses	72	13	4	(2)	87

Income (loss) before taxes	$(67)	$1	$4	$-	$(62)

Identifiable assets	$6,457	$122	$2,089	$100	$8,768

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Three Months Ended September 30, 2008
In millions	Asset / Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(1)	$179	$8	$19	$-	$206
Net gains (losses) on financial instruments at fair value and foreign exchange	(102)	1	(6)	-	(107)
Net realized losses	(315)	0	-	-	(315)
Net investment losses related to other-than-temporary impairments	(134)	-	-	-	(134)
Net gains on extinguishment of debt	206	-	-	-	206
Inter-segment revenues(2)	1	7	1	(5)	4

Total revenues	(165)	16	14	(5)	(140)
Interest expense	183	-	18	-	201
Operating expenses	4	11	3	-	18
Inter-segment expense(2)	11	1	2	(5)	9

Total expenses	198	12	23	(5)	228

Income (loss) before taxes	$(363)	$4	$(9)	$-	$(368)

Identifiable assets	$16,222	$119	$2,810	$28	$19,179

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

The following tables summarize the segments within the investment management services operations for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30, 2009
In millions	Asset / Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(1)	$152	$26	$14	$-	$192
Net gains (losses) on financial instruments at fair value and foreign exchange	105	(1)	(13)	-	91
Net realized losses	10	0	-	-	10
Net investment losses related to other-than-temporary impairments	(346)	-	-	-	(346)
Net gains on extinguishment of debt	203	-	29	-	232
Inter-segment revenues(2)	2	15	3	(6)	14

Total revenues	126	40	33	(6)	193
Interest expense	134	-	11	-	145
Operating expenses	21	33	1	-	55
Inter-segment expense(2)	89	2	4	(6)	89

Total expenses	244	35	16	(6)	289

Income (loss) before taxes	$(118)	$5	$17	$-	$(96)

Identifiable assets	$6,457	$122	$2,089	$100	$8,768

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2008
In millions	Asset / Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(1)	$714	$24	$87	$-	$825
Net gains (losses) on financial instruments at fair value and foreign exchange	(111)	1	(7)	-	(117)
Net realized losses	(684)	0	-	-	(684)
Net investment losses related to other-than-temporary impairments	(794)	-	-	-	(794)
Net gains on extinguishment of debt	285	-	-	-	285
Inter-segment revenues(2)	1	26	5	(19)	13

Total revenues	(589)	51	85	(19)	(472)
Interest expense	689	-	79	-	768
Operating expenses	14	27	5	-	46
Inter-segment expense(2)	28	5	6	(19)	20

Total expenses	731	32	90	(19)	834

Income (loss) before taxes	$(1,320)	$19	$(5)	$-	$(1,306)

Identifiable assets	$16,222	$119	$2,810	$28	$19,179

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2009	2008	2009	2008
Total premiums earned:
United States	$169	$213	$504	$562
United Kingdom	7	11	25	33
Europe (excluding United Kingdom)	6	8	22	26
Internationally diversified	10	18	74	53
Central and South America	9	13	29	39
Asia	5	8	13	23
Other	4	5	13	13

Total	$210	$276	$680	$749

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

As of September 30, 2009, net insurance in force, which represents principal and interest or other amounts owing on insured obligations, net of cessions to reinsurers, had an expected maturity range of 1-48 years. The distribution of net insurance in force by geographic location, excluding $5.0 billion and $8.5 billion relating to transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies as of September 30, 2009 and December 31, 2008, respectively, is presented in the following table:

In billions	September 30, 2009		December 31, 2008
Geographic Location	Net Insurance in Force	% of Net Insurance in Force	Net Insurance in Force	% of Net Insurance in Force
California	$153.2	13.6%	$163.6	13.7%
New York	79.6	7.1%	86.3	7.2%
Florida	64.4	5.7%	68.0	5.7%
Texas	52.2	4.6%	56.4	4.7%
Illinois	49.6	4.4%	51.8	4.3%
New Jersey	38.2	3.4%	40.5	3.4%
Pennsylvania	30.2	2.7%	32.9	2.7%
Washington	29.2	2.6%	30.5	2.5%
Michigan	25.7	2.3%	27.0	2.3%
Massachusetts	21.9	1.9%	24.0	2.0%

Subtotal	544.2	48.3%	581.0	48.5%
Nationally diversified	172.1	15.3%	178.5	14.9%
Other states	293.9	26.1%	319.8	26.7%

Total United States	1,010.2	89.7%	1,079.3	90.1%

Internationally diversified	38.5	3.4%	43.9	3.6%
Country specific	76.9	6.9%	75.1	6.3%

Total non-United States	115.4	10.3%	119.0	9.9%

Total	$1,125.6	100.0%	$1,198.3	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The net insurance in force by type of bond, excluding transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies, is presented in the following table:

In billions	September 30, 2009		December 31, 2008
Bond Type	Net Insurance in Force	% of Net Insurance in Force	Net Insurance in Force	% of Net Insurance in Force
Global public finance - United States:
General obligation	$303.8	27.0%	$322.2	26.8%
General obligation - lease	64.3	5.7%	69.1	5.8%
Municipal utilities	151.5	13.5%	162.8	13.6%
Tax-backed	105.9	9.4%	111.9	9.3%
Transportation	85.8	7.6%	93.0	7.8%
Higher education	47.3	4.2%	50.5	4.2%
Health care	28.4	2.5%	34.6	2.9%
Military housing	21.5	1.9%	21.7	1.8%
Investor-owned utilities(1)	14.7	1.3%	15.8	1.3%
Municipal housing	12.3	1.1%	15.0	1.3%
Student loans	5.1	0.5%	7.0	0.6%
Other(2)	3.8	0.3%	4.4	0.4%

Total United States	844.4	75.0%	908.0	75.8%

Global public finance - non-United States:
International utilities	22.0	2.0%	18.6	1.6%
Sovereign and sub-sovereign (3)	19.5	1.7%	17.3	1.4%
Transportation	15.1	1.3%	14.1	1.2%
Local governments(4)	0.8	0.1%	0.9	0.1%
Municipal housing	0.2	0.0%	0.2	0.0%
Health care	0.2	0.0%	0.1	0.0%
Higher education	0.0	0.0%	0.1	0.0%

Total non-United States	57.8	5.1%	51.3	4.3%

Total global public finance	902.2	80.1%	959.3	80.1%

Global structured finance - United States:
Collateralized debt obligations(5)	101.0	9.0%	98.3	8.2%
Mortgage-backed residential	26.9	2.4%	28.6	2.4%
Mortgage-backed commercial	0.6	0.1%	0.7	0.1%
Consumer asset-backed:
Auto loans	4.9	0.4%	6.8	0.6%
Student loans	2.6	0.2%	2.8	0.2%
Manufactured housing	2.5	0.2%	2.7	0.2%
Other consumer asset-backed	0.6	0.1%	0.9	0.1%
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	3.0	0.3%	3.2	0.3%
Rental car fleets	2.6	0.2%	3.1	0.3%
Secured airline equipment securitization (EETC)	3.2	0.3%	3.1	0.3%
Other operating assets	1.1	0.1%	1.6	0.1%
Structured insurance securitizations	8.6	0.8%	10.0	0.8%
Franchise assets	1.2	0.1%	1.5	0.1%
Intellectual property	3.9	0.3%	4.1	0.3%
Other corporate asset-backed	3.1	0.3%	3.9	0.3%

Total United States	165.8	14.8%	171.3	14.3%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Global structured finance - non-United States:
Collateralized debt obligations(5)	37.3	3.3%	40.2	3.3%
Mortgage-backed residential	2.9	0.3%	8.5	0.7%
Mortgage-backed commercial	5.4	0.5%	6.2	0.5%
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	2.0	0.2%	2.1	0.2%
Secured airline equipment securitization (EETC)	0.4	0.0%	0.4	0.0%
Structured insurance securitizations	0.1	0.0%	0.1	0.0%
Franchise assets	1.4	0.1%	1.2	0.1%
Intellectual property	-	0.0%	0.8	0.1%
Future flow	2.0	0.2%	2.9	0.2%
Other corporate asset-backed	6.1	0.5%	5.3	0.5%

Total non-United States	57.6	5.1%	67.7	5.6%

Total global structured finance	223.4	19.9%	239.0	19.9%

Total	$1,125.6	100.0%	$1,198.3	100.0%

(1) - Includes investor owned utilities, industrial development and pollution control revenue bonds.

(2) - Includes certain non-profit enterprises and stadium related financing.

(3) - Includes regions, departments or their equivalent in each jurisdiction as well as sovereign owned entities that are supported by a sovereign sate, region or department.

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

The insurance operations have entered into certain guarantees of derivative contracts, included in the preceding tables, which do not qualify for the financial guarantee scope exception under the provisions of fair value measurements and disclosures. MBIA generally guarantees the timely payment of principal and interest related to these derivatives upon the occurrence of a credit event with respect to a referenced obligation. The maximum amount of future payments that MBIA may be required to make under these guarantees is $130.8 billion. This amount is net of $24.1 billion of insured derivatives ceded under reinsurance agreements and capital market transactions in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives. MBIA’s guarantees of derivative contracts have a legal maximum maturity range of 1-87 years. A small number of insured credit derivative contracts have long-dated maturities, which comprise the longest maturity dates of the underlying collateral. However, the expected maturities of such contracts are much shorter due to amortizations and prepayments in the underlying collateral pools. The fair values of these guarantees as of September 30, 2009 are recorded on the balance sheet as assets and liabilities, representing gross gains and losses, of $725 million and $5.0 billion, respectively. These derivative contracts are discussed further in “Note 8: Derivative Instruments.”

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

MBIA Corp. has also issued guarantees of certain obligations issued by its investment management affiliates that are not included in the previous tables. These guarantees take the form of insurance policies issued by MBIA Corp. on behalf of the investment management services affiliates. Should one of these affiliates default on its insured obligations, MBIA Corp. will be required to pay all scheduled principal and interest amounts outstanding. As of September 30, 2009, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees is $5.0 billion. These guarantees, which have a maximum maturity range of 1-38 years, were entered into on an arm’s length basis and are fully collateralized by marketable securities. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.

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

The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. In 2009, MBIA reassumed par outstanding of $5.8 billion from eight reinsurers. MBIA will continue to evaluate its use of reinsurance during 2009, which may result in future portfolio commutations from reinsurers.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of September 30, 2009, the total amount available under these letters of credit and trust arrangements was $796 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

The aggregate amount of insurance in force ceded by MBIA to reinsurers under reinsurance agreements was $62.7 billion and $76.2 billion as of September 30, 2009 and December 31, 2008, respectively. The distribution of ceded insurance in force by geographic location is presented in the following table:

In billions	September 30, 2009		December 31, 2008
Geographic Location	Ceded Insurance in Force	% of Ceded Insurance in Force	Ceded Insurance in Force	% of Ceded Insurance in Force
California	$4.8	7.7%	$5.9	7.7%
New York	2.6	4.1%	3.1	4.1%
Massachusetts	1.8	2.9%	2.1	2.8%
Puerto Rico	1.5	2.4%	1.7	2.2%
New Jersey	1.4	2.2%	1.6	2.1%
Texas	1.3	2.1%	1.7	2.2%
Illinois	1.3	2.1%	1.5	2.0%
Florida	1.3	2.1%	1.4	1.8%
Colorado	1.0	1.6%	1.8	2.4%
Washington	0.7	1.1%	0.8	1.0%

Subtotal	17.7	28.3%	21.6	28.3%
Nationally diversified	19.2	30.6%	20.4	26.8%
Other states	7.4	11.8%	9.3	12.2%

Total United States	44.3	70.7%	51.3	67.3%

Internationally diversified	7.6	12.1%	12.1	15.9%
Country specific	10.8	17.2%	12.8	16.8%

Total non-United States	18.4	29.3%	24.9	32.7%

Total	$62.7	100.0%	$76.2	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The distribution of ceded insurance in force by type of bond is presented in the following table:

In billions	September 30, 2009		December 31, 2008
Bond Type	Ceded Insurance in Force	% of Ceded Insurance in Force	Ceded Insurance in Force	% of Ceded Insurance in Force
Global public finance - United States:
General obligation	$5.6	8.9%	$6.7	8.8%
General obligation lease	1.8	2.9%	2.1	2.8%
Municipal utilities	4.2	6.7%	5.3	7.0%
Tax-backed	2.8	4.4%	3.5	4.6%
Transportation	4.9	7.8%	6.6	8.7%
Health care	2.7	4.3%	3.3	4.3%
Higher education	0.9	1.4%	1.1	1.4%
Municipal housing	0.3	0.5%	0.5	0.7%
Military housing	0.5	0.8%	0.5	0.7%
Investor-owned utilities(1)	0.8	1.3%	0.8	1.0%
Student loans	0.2	0.3%	0.3	0.4%
Other(2)	0.1	0.2%	0.2	0.2%

Total United States	24.8	39.5%	30.9	40.6%

Global public finance - non-United States:
Sovereign and sub-sovereign(3)	1.9	3.0%	3.2	4.2%
Transportation	1.9	3.0%	3.2	4.2%
International utilities	1.6	2.6%	2.9	3.8%
Local governments(4)	0.0	0.0%	0.6	0.8%
Municipal housing	0.0	0.0%	0.0	0.0%
Health care	0.0	0.0%	0.1	0.1%
Higher education	0.0	0.0%	0.0	0.0%

Total non-United States	5.4	8.6%	10.0	13.1%

Total global public finance	30.2	48.1%	40.9	53.7%

Global structured finance - United States:
Collateralized debt obligations(5)	15.2	24.2%	14.4	18.9%
Mortgage-backed residential	0.8	1.3%	1.2	1.6%
Mortgage-backed commercial	0.0	0.0%	0.0	0.0%
Consumer asset-backed:
Auto loans	0.2	0.3%	0.4	0.5%
Student loans	0.2	0.3%	0.2	0.3%
Manufactured housing	0.1	0.2%	0.1	0.1%
Other consumer asset-backed	0.1	0.2%	0.1	0.1%
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	0.4	0.6%	0.5	0.7%
Rental car fleets	0.4	0.6%	0.7	0.9%
Secured airline equipment securitization (EETC)	0.5	0.8%	0.9	1.2%
Other operating assets	0.0	0.0%	0.1	0.1%
Structured insurance securitizations	1.3	2.1%	1.5	2.0%
Franchise assets	0.1	0.2%	0.1	0.1%
Intellectual property	0.1	0.2%	0.1	0.1%
Other corporate asset-backed	0.1	0.2%	0.2	0.3%

Total United States	19.5	31.2%	20.5	26.9%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Global structured finance - non-United States:
Collateralized debt obligations(5)	9.6	15.3%	10.2	13.4%
Mortgage-backed residential	0.1	0.2%	0.4	0.5%
Mortgage-backed commercial	0.8	1.3%	0.9	1.2%
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	0.2	0.3%	0.4	0.6%
Secured airline equipment securitization (EETC)	0.0	0.0%	0.0	0.0%
Franchise assets	0.0	0.0%	0.1	0.1%
Intellectual property	0.0	0.0%	0.1	0.1%
Future flow	0.7	1.1%	1.0	1.3%
Other corporate asset-backed	1.6	2.5%	1.7	2.2%

Total non-United States	13.0	20.7%	14.8	19.4%

Total global structured finance	32.5	51.9%	35.3	46.3%

Total	$62.7	100.0%	$76.2	100.0%

(1) - Includes investor owned utilities, industrial development and pollution control revenue bonds.

(2) - Includes certain non-profit enterprises and stadium related financing.

(3) - Includes regions, departments or their equivalent in each jurisdiction as well as sovereign owned entities that are supported by a sovereign sate, region or department.

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

As of September 30, 2009, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $23.9 billion. The following table presents information about companies who have entered into reinsurance contracts with MBIA and amounts recoverable by MBIA under those contracts as of September 30, 2009 for the Company’s combined insurance operations. Estimated credit impairments represent the reinsurers’ portion of amounts the Company expects to pay on insured derivative contracts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Percentage of Total Par Ceded	Reinsurance Recoverable	Derivative Asset	Estimated Credit Impairments on Insured Derivatives
Channel Reinsurance Ltd.	N/R (1)	RWR (2)	59.68%	$27	$669	$354
Assured Guaranty Corp.	AAA (Negative Outlook)	Aa2 (Rating Under Review)	22.75%	8	-	-
Mitsui Sumitomo Insurance Company Ltd.	AA (Negative Outlook)	Aa3 (Stable)	12.50%	16	51	4
Assured Guaranty Re Ltd.	AA (Stable)	Aa3 (Rating Under Review)	2.31%	2	-	-
Overseas Private Investment Corporation	AAA (Stable)	Aaa (Stable)	1.21%	-	-	-
Export Development Corporation	AAA (Stable)	Aaa (Stable)	0.83%	-	-	-

Old Republic Insurance Company	A+ (Negative Outlook)	Aa3 (Stable)	0.43%	-	-	-
Partner Reinsurance Ltd.	AA- (Negative Outlook)	Aa3 (Stable)	0.19%	-	-	-

Assurances Generales de France	AA (Stable)	Aa3 (Stable)	0.01%	-	-	-
Not currently rated			0.09%	-	-	-

Total			100.00%	$53	$720	$358

(1) - Not rated.

(2) - Rating withdrawn.

MBIA owns a 17.4% equity interest in Channel Re. In March 2009, Moody’s downgraded Channel Re to B3 with a negative outlook and the rating was subsequently withdrawn. In March 2009, S&P downgraded Channel Re to BB+ and the rating was subsequently withdrawn. As of September 30, 2009, the Company expects Channel Re to continue to report negative shareholders’ equity on a GAAP basis primarily due to unrealized losses on its insured credit derivatives based on fair value accounting. As of September 30, 2009, the fair value of the derivative assets related to credit derivatives ceded to Channel Re was $669 million and the reinsurance recoverable from Channel Re was $27 million. After considering the credit risk of Channel Re in fair valuing its derivative assets, the Company believes Channel Re has sufficient liquidity supporting its business to fund amounts due to MBIA. In performing its assessment, MBIA determined that cash and investments, inclusive of approximately $609 million that Channel Re had on deposit in trust accounts for the benefit of MBIA as of September 30, 2009, were in excess of MBIA’s exposure to Channel Re. Although the trust accounts limit the potential for Channel Re to default on its obligations to MBIA, there can be no assurance that Channel Re will not default on its obligations to MBIA that exceed the amounts already held in the trust accounts.

Since December 2007, several of the Company’s other financial guarantee reinsurers, including Assured Guaranty Corp., Assured Guaranty Re Ltd., and Old Republic Insurance Co. have had their credit ratings either downgraded or put on negative watch by one or more of the major rating agencies. Although there was no material impact on the Company for any of these rating agency actions relating to these reinsurers, a further deterioration in the financial condition of one or more of these reinsurers could require the establishment of reserves against any receivables due from the reinsurers.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Premium Summary

The components of financial guarantee net premiums earned, including premiums assumed from and ceded to other companies, are presented in the following table:

	Three Months Ended September 30,
	2009	2008
In millions	Earned	Earned
Direct	$180	$271
Assumed	145	4

Gross	325	275
Ceded	(107)	(33)

Net before elimination	218	242
Elimination(1)	(37)	(7)

Net	$181	$235

(1) - Represents eliminations of intercompany premiums.

	Nine Months Ended September 30,
	2009	2008
In millions	Earned	Earned
Direct	$584	$735
Assumed	435	10

Gross	1,019	745
Ceded	(318)	(98)

Net before elimination	701	648
Elimination(1)	(113)	(24)

Net	$588	$623

(1) - Represents eliminations of intercompany premiums.

For the three months ended September 30, 2009 and 2008, recoveries received under reinsurance contracts totaled $15 million and $33 million, respectively. For the nine months ended September 30, 2009 and 2008, recoveries received under reinsurance contracts totaled $69 million and $79 million, respectively. Ceding commissions from reinsurance, before deferrals and net of returned ceding commissions, were an expense of $2 million and revenue of $6 million for the three months ended September 30, 2009 and 2008, respectively. Ceding commissions, before deferrals and net of return ceding commissions, were revenues of $2 million and $19 million for the nine months ended September 30, 2009 and 2008, respectively.

Note 15: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended September 30, 2009 and 2008, there were 7,650,932 and 6,462,247, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. For the nine months ended September 30, 2009 and 2008, there were 7,395,789 and 6,595,547, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions except per share amounts	2009	2008	2009	2008
Net income (loss)	$(725)	$(806)	$874	$(1,513)
Net income (loss) available to common shareholders	$(728)	$(806)	$864	$(1,513)
Basic weighted-average shares(1)	208,219,324	235,706,851	208,278,589	220,137,758
Effect of common stock equivalents:
Stock options	-	-	-	-
Restricted stock and units	-	-	-	-

Diluted weighted-average shares	208,219,324	235,706,851	208,278,589	220,137,758

Basic EPS:
Net income (loss)	$(3.50)	$(3.42)	$4.15	$(6.87)

Diluted EPS:
Net income (loss)	$(3.50)	$(3.42)	$4.15	$(6.87)

(1) - Includes 5,462,831 and 3,947,893 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the three months ended September 30, 2009 and 2008, respectively. Includes 5,196,368 and 3,048,654 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the nine months ended September 30, 2009 and 2008, respectively.

Note 16: Commitments and Contingencies

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

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that plaintiffs’ claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. On November 12, 2008, the United States Court of Appeals for the Second Circuit affirmed the Court’s dismissal on statute of limitations grounds, but remanded the case to allow the plaintiffs to file an amended complaint. The Second Consolidated Amended Class Action Complaint was filed on February 18, 2009. The defendants filed their renewed motion to dismiss on April 17, 2009, and on September 24, 2009, the Court granted that motion and dismissed plaintiffs’ complaint with prejudice. On November 2, 2009, the plaintiffs filed a Notice of Appeal signaling their intent to file an appeal of the dismissal order with the United States Court of Appeals for the Second Circuit.

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re MBIA Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff, the Teachers’ Retirement System of Oklahoma, seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. Defendants’ motion to dismiss is fully briefed. No oral argument has been scheduled to date.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant, entitled Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515, (the “Detroit Complaint”), was filed in the United States District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Consolidated Class Action, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The Detroit Complaint purports to relate to a so-called “Relevant Time Period” from February 9, 2006, through the time of filing of the complaint. A Special Litigation Committee of two independent directors of MBIA Inc. (the “SLC”) has determined after a good faith and thorough investigation that pursuit of the allegations set out in the Detroit Complaint is not in the best interests of MBIA and its shareholders. On January 23, 2009, the SLC served a motion to dismiss the Detroit Complaint.

On August 11, 2008, a shareholder derivative lawsuit entitled Crescente v. Brown et al., No. 08-17595 (the “Crescente Complaint”) was filed in the Supreme Court of the State of New York, County of Westchester against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant. The gravamen of this complaint is similar to the Detroit Complaint except that the time period assertedly covered is from January, 2007, through the time of filing of this complaint. The derivative plaintiff has agreed to stay the action pending the outcome of the SLC’s motion to dismiss the Detroit Complaint.

On July 23, 2008, the City of Los Angeles filed two complaints in the Superior Court of the State of California, County of Los Angeles, against the Company and others. The first complaint, against the Company, AMBAC Financial Group, Inc., XL Capital Assurance Inc., ACA Financial Guaranty Corp., Financial Guaranty Insurance Company, and CIFG Assurance North America, Inc., alleged (i) participation in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance and (ii) participation in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and a failure to adequately disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence and negligent misrepresentation. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, San Francisco County, by the City of Stockton, the City of Oakland, the City and County of San Francisco, the County of San Mateo, the County of Alameda, the City of Los Angeles Department of Water and Power, by the Sacramento Municipal Utility District, and the City of Sacramento between July 23, 2008 and January 6, 2009. On August 31, 2009, the aforementioned plaintiffs, excluding the City of Sacramento, filed amended complaints identifying specific variable rate bond transactions with respect to the existing contract, fraud and negligence claims, and adding claims for unjust enrichment with respect to insured bonds issued by the plaintiffs during an unspecified period of time. A similar complaint alleging the same causes of action was filed by the City of Riverside. On the same day, the County of Contra Costa and Los Angeles World Airports filed new complaints and the City of Sacramento filed an amended complaint alleging the antitrust violation and unjust enrichment causes of action only. MBIA’s demurrers and other responsive pleadings are due November 13, 2009. These cases are now coordinated as Ambac Bond Insurance Cases in San Francisco Superior Court. On April 8, 2009, The Olympic Club filed a complaint against the Company in the Superior Court of the State of California, County of San Francisco, making similar allegations of participation in risky financial transactions in other lines of business that allegedly damaged the Company’s financial condition, and of a failure to adequately disclose the impact of those transactions on the Company’s financial condition. These allegations form the predicate for the same initial five common law causes of action as those in the Ambac Bond Insurance Cases, as well as a California unfair competition cause of action. The Olympic Club does not include an antitrust or unjust enrichment cause of action. The Olympic Club case is being coordinated with the Ambac Bond Insurance Cases.

The City of Los Angeles’s second complaint named as defendants certain other financial institutions as well as bond insurers, including the Company, AMBAC Financial Group, Inc., Financial Security Assurance, Inc., Financial Guaranty Insurance Company and Security Capital Assurance Inc., and alleged fraud and violations of California’s antitrust laws through bid-rigging in the sale of municipal derivatives to municipal bond issuers. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, Los Angeles County, by the County of San Diego on August 28, 2008, and in Superior Court, San Francisco County, by the City of Stockton on July 23, 2008, by the County of San Mateo on October 7, 2008, and by the County of Contra Costa on October 8, 2008. The City of Los Angeles and City of Stockton actions were removed to federal court and transferred by order dated November 26, 2008, to the Southern District of New York for inclusion in the multidistrict litigation In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950; the San Diego County, San Mateo County, and Contra Costa County actions were removed to federal court and transferred to the Southern District of New York for inclusion in that proceeding by order dated February 4, 2009. All five plaintiffs filed amended complaints on September 15, 2009 alleging violations of both federal and California state antitrust laws.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company has received subpoenas or informal inquiries from a variety of regulators, including the SEC, the Securities Division of the Secretary of the Commonwealth of Massachusetts, the Attorney General of the State of California, and other states’ regulatory authorities, regarding a variety of subjects, including disclosures made by the Company to underwriters and issuers of certain bonds, disclosures regarding the Company’s structured finance exposure, trading and valuation of managed collateral, the Company’s communications with rating agencies, and the methodologies used by rating agencies for determining the credit rating of municipal debt. The Company is cooperating fully with each of these regulators and is in the process of satisfying all such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

On September 30, 2008, MBIA Corp. commenced an action in the New York State Supreme Court against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleged that Countrywide fraudulently induced MBIA to provide financial guaranty insurance on securitizations of home equity lines of credit and closed end second liens by misrepresenting the true risk profile of the underlying collateral and Countrywide’s adherence to its strict underwriting standards and guidelines. The complaint also alleged that Countrywide breached its representations and warranties and its contractual obligations, including its obligation to cure or repurchase ineligible loans as well as its obligation to service the loans in accordance with industry standards. In an order dated July 8, 2009, the New York State Supreme Court denied Countrywide’s motion to dismiss in part, allowing the fraud cause of action to proceed against all three Countrywide defendants and the contract causes of action to proceed against Countrywide Home Loans, Inc. All parties have filed Notices of Appeal and defendants filed their answer to the complaint on August 3, 2009. On August 24, 2009, MBIA Corp. filed an amended complaint, adding Bank of America as a defendant, identifying an additional five securitizations and supplementing the facts in support of our re-asserted negligent misrepresentation claim to address the points made by Justice Bransten in her decision granting the motion to dismiss that claim. On October 9, 2009, defendants filed a renewed motion to dismiss. Our response was filed on November 3, 2009, and defendants’ reply is due November 10, 2009. Oral argument is scheduled for December 9, 2009.

On July 10, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against Bank of America Corporation, Countrywide Financial Corporation, Countrywide Home Loans, Inc, Countrywide Securities Corporation, Angelo Mozilo, David Sambol, Eric Sieracki, Ranjit Kripalani, Jennifer Sandefur, Stanford Kurland, Greenwich Capital Markets, Inc., HSBC Securities (USA) Inc., UBS Securities, LLC, and various Countrywide-affiliated Trusts. The complaint alleges that Countrywide made numerous misrepresentations and omissions of material fact in connection with its sale of certain residential mortgage-backed securities, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA commenced this action as subrogee of the purchasers of the residential mortgage-backed securities, who incurred severe losses that have been passed on to MBIA as the insurer of the income streams on these securities. On November 3, 2009, MBIA Corp. filed an amended complaint.

On October 15, 2008, MBIA Corp. commenced an action in the United States District Court for the Southern District of New York against Residential Funding Company, LLC (“RFC”). On December 5, 2008, a notice of voluntary dismissal without prejudice was filed in the Southern District of New York and the complaint was re-filed in the Supreme Court of the State of New York, New York County. The complaint alleges that RFC fraudulently induced MBIA Corp. to provide financial guarantee policies with respect to five RFC closed-end home equity second-lien and HELOC securitizations, and that RFC breached its contractual representations and warranties, as well as its obligation to repurchase ineligible loans, among other things. RFC’s motion to dismiss has been fully briefed and argued.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On October 14, 2008, June 17, 2009 and August 25, 2009, MBIA Corp. submitted proofs of claim to the FDIC with respect to the resolution of IndyMac Bank, F.S.B. for both pre- and post-receivership amounts owed to MBIA as a result of IndyMac’s contractual breaches and fraud in connection with financial guaranty insurance issued by MBIA on securitizations of home equity lines of credit. The proofs of claim were subsequently denied by the FDIC. MBIA has appealed the FDIC’s denial of its proofs of claim via a complaint, filed on May 29, 2009, against IndyMac Bank, F.S.B. and the FDIC, as receiver, in the United States District Court for the District of Columbia and alleges that IndyMac fraudulently induced MBIA to provide financial guaranty insurance on securitizations of home equity lines of credit by breaching contractual representations and warranties as well as negligently and fraudulently misrepresenting the nature of the loans in the securitization pools and IndyMac’s adherence to its strict underwriting standards and guidelines. The FDIC moved to dismiss MBIA’s non-contract based claims on September 2, 2009. On October 9, 2009, MBIA filed its response brief. The FDIC’s response is due November 9, 2009.

On September 22, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against IndyMac ABS, Inc., Home Equity Mortgage Loan Asset-Backed Trust, Series 2006-H4, Home Equity Mortgage Loans Asset-Backed Trust, Series INDS 2007-I, Home Equity Mortgage Loan Asset-Backed Trust, Series INDS 2007-2, Credit Suisse Securities (USA), L.L.C., UBS Securities, LLC, JPMorgan Chase & Co., Michael Perry, Scott Keys, Jill Jacobson, and Kevin Callan. The Complaint alleges that IndyMac Bank made numerous misrepresentations and omissions of material fact in connection with its sale of certain residential mortgage-backed securities, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA commenced this action as subrogee of the purchasers of the residential mortgage-backed securities, who incurred severe losses that have been passed on to MBIA as the insurer of the income streams on these securities. On October 19, 2009, MBIA dismissed IndyMac ABS, Inc. from the action without prejudice. On October 23, 2009, defendants removed the case to the United States District Court for the Central District of California.

On April 30, 2009, MBIA Corp. and LaCrosse Financial Products commenced an action in the Supreme Court of the State of New York against Merrill Lynch, Pierce, Fenner and Smith, Inc. and Merrill Lynch International. The complaint (amended on May 15, 2009) seeks damages in an as yet indeterminate amount believed to be in excess of several hundred million dollars arising from alleged misrepresentations and breaches of contract in connection with eleven CDS contracts pursuant to which MBIA wrote protection in favor of Merrill and other parties on a total of $5.7 billion in collateralized debt obligations arranged and marketed by Merrill. The complaint also seeks rescission of the CDS contracts. Merrill’s motion to dismiss the amended complaint has been fully briefed, and oral argument is scheduled for November 17, 2009.

On March 11, 2009, a complaint was filed in the United States District Court of the Southern District of New York against the Company and its subsidiaries, MBIA Corp. and National, entitled Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (S.D.N.Y.). The lead plaintiffs, Aurelius Capital Master, Ltd., Aurelius Capital Partners, LP, Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P., and Fir Tree Mortgage Opportunity Master Fund, L.P., purport to be acting as representatives for a class consisting of all holders of securities, instruments, or other obligations for which MBIA Corp., before February 18, 2009, issued financial guarantee insurance other than United States municipal/governmental bond securities. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances under §§ 273, 274 and 276 of New York Debtor and Creditor Law and a breach of the implied covenant of good faith and fair dealing under New York common law. The Complaint seeks, inter alia, (a) a declaration that the alleged fraudulent conveyances are null and void and set aside, (b) a declaration that National is responsible for the insurance polices issued by MBIA Insurance Corporation up to February 17, 2009, and (c) an award of damages in an unspecified amount together with costs, expenses and attorneys’ fees in connection with the action. Defendants’ motion to dismiss the complaint is fully briefed. Oral argument is scheduled for November 17, 2009.

On April 6, 2009, a complaint was filed in the Court of Chancery for the State of Delaware entitled Third Avenue Trust and Third Avenue Variable Series Trust v. MBIA Insurance Corp. and MBIA Insurance Corp. of Illinois, CA 4486-UCL. Plaintiffs allege that they are holders of approximately $400 million of surplus notes issued by MBIA Corp. (for purposes of this section, the “Notes”) in January 2008. The complaint alleges (Count I) that certain of the Transactions breached the terms of the Notes and the Fiscal Agency Agreement dated January 16, 2008 pursuant to which the Notes were issued. The complaint also alleges that certain transfers under the Transactions were fraudulent in that they allegedly left MBIA Corp. with “unreasonably small capital” (Count II), “insolvent” (Count III), and were made with an “actual intent to defraud” (Count IV). The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions (b) declaring that the Transactions constituted a fraudulent conveyance, and (c) damages in an unspecified amount. Defendants’ motion to dismiss the complaint was fully briefed and oral argument was heard on October 5, 2009. On October 28, 2009, Vice Chancellor Strine entered an order dismissing the case without prejudice.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On May 13, 2009, a complaint was filed in the New York State Supreme Court against the Company and its subsidiaries, MBIA Corp. and National, entitled ABN AMRO Bank N.V. et al. v. MBIA Inc. et al. The plaintiffs, a group of 19 domestic and international financial institutions, purport to be acting as holders of insurance policies issued by MBIA Corp. directly or indirectly guaranteeing the repayment of structured finance products. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances and a breach of the implied covenant of good faith and fair dealing under New York law. The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions, (b) declaring that the Transactions constituted a fraudulent conveyance, (c) declaring that MBIA Inc. and National are jointly and severally liable for the insurance policies issued by MBIA Corp., and (d) ordering damages in an unspecified amount. At a conference on October 2, 2009, the judge hearing the matter indicated his intention to deny defendants’ motion to dismiss, however, no written decision has yet been issued. At a separate conference on November 6, 2009, the judge indicated he may refrain from issuing a decision until he has had an opportunity to review the submission of the New York State Department of Insurance in the Article 78 proceeding (see next paragraph) which is currently due November 24, 2009. If and to the extent that the judge issues a ruling consistent with his statements at the October 2, 2009 conference, MBIA intends to promptly appeal it to the Appellate Division of the New York State Supreme Court.

On June 15, 2009, the same group of 19 domestic and international financial institutions who filed the above described plenary action in New York State Supreme Court filed a proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled ABN AMRO Bank N.V. et al. v. Eric Dinallo, in his capacity as Superintendent of the New York Insurance Department, the New York State Insurance Department, MBIA Inc. et al. In its motions to dismiss the three above-referenced plenary actions, the Company argued that an Article 78 proceeding is the exclusive forum in which a plaintiff may raise any challenge to the Transformation approved by the Superintendent of the Department of Insurance. The petition seeks a judgment (a) declaring void and to annul the approval letter of the Superintendent of the Department of Insurance, (b) to recover dividends paid in connection with the Transactions, (c) declaring that the approval letter does not extinguish plaintiffs’ direct claims against MBIA Inc. and its subsidiaries in the plenary action described above. MBIA’s and the New York State Insurance Department’s answering papers to the Article 78 Petition are due November 24, 2009.

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

Note 17: Subsequent Events

Refer to “Note 16, Commitments and Contingencies” for information about legal proceedings that commenced after September 30, 2009.

In the fourth quarter of 2009, the Company entered into a settlement agreement with one of its counterparties related to two insured credit derivative transactions that resulted in the elimination of $1.2 billion in net par outstanding in exchange for a one-time payment of $94 million, net of reinsurance. In addition, the Company settled a financial guarantee insurance contract related to a consolidated VIE in exchange for a payment by MBIA Corp. of $65 million, net of reinsurance. This settlement payment eliminated potentially significant future performance volatility and relieved the Company from any further obligation under the insurance contract. The impact of these payments and reductions in exposure will be reflected in the Company’s results for the fourth quarter of 2009.

On November 6, 2009, as part of The Worker, Homeownership, and Business Assistance Act of 2009, the NOL carryback provision within the U.S. income tax law was amended to allow all businesses with NOLs in either 2008 or 2009 to claim refunds of taxes paid within the prior five years. There would be no limit on the NOL carrybacks for the first four years of the carryback period, but for year five, the NOL carryback would be limited to fifty percent of a company’s taxable income in that year. In applying the new five-year NOL carryback rule, the available tax recovery for MBIA is approximately $500 million. For tax year 2008, the Company was not in a NOL position. Therefore, the amount of the potential refund will ultimately depend on the NOLs generated for tax year 2009. The impact of the refund will be reflected in the Company’s results for the fourth quarter of 2009.

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

•	significant fluctuations in liquidity and asset values within the global credit markets;

•	our ability to fully implement our Strategic Plan, including our ability to achieve our ratings targets for our ratings-sensitive businesses;

•	the resolution of regulatory proceedings or litigation claims against the Company or legal actions initiated by the Company in connection with potential insurance loss recoveries;

•	further changes in the Company’s credit ratings;

•	further deterioration in the economic environment and financial markets in the United States or abroad, particularly with regard to credit spreads, interest rates and foreign currency levels;

•	competitive conditions for bond insurance, including potential entry into the public finance market of national insurers of municipal bonds;

•	legislative, regulatory or political developments;

•	technological developments;

•	changes in tax laws;

•	the effects of mergers, acquisitions and divestitures; and

•	uncertainties that have not been identified at this time.

The above factors and other factors that could affect our financial performance and business are discussed under “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

EXECUTIVE OVERVIEW

Business Description

MBIA operates the largest financial guarantee insurance business in the industry and is a provider of asset management advisory services. These activities are managed through three business segments: United States (“U.S.”) public finance insurance, structured finance and international insurance, and investment advisory services. We also manage an asset/liability products program and a conduit program, which are in wind-down. Corporate operations include revenues and expenses that arise from general corporate activities.

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

The establishment of National as a separate U.S. public finance-only financial guarantee insurance company was a key step in achieving our strategic plan announced in February 2008. National provides MBIA with greater resilience and financial flexibility because we expect it will enable MBIA to resume writing financial guarantee insurance in the domestic public finance sector. National’s separate capitalization and operations respond to the substantial issuer and investor demand that MBIA has observed for bond insurance to be provided by a monoline bond insurer devoted exclusively to public finance transactions in the U.S. At the same time, by participating in the public finance bond insurance market, MBIA expects to provide lower-cost funds to public issuers and to assist in “unfreezing” the public finance and infrastructure markets. The establishment of National is expected to generate the writing of new business in the active U.S. public finance market once high stable ratings are achieved for the operating subsidiary, leading to increased profitability and additional sources of liquidity for MBIA Inc. to support its own operations or those of its other subsidiaries, subject to the resolution of pending litigation challenging the establishment of National.

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

The transfer of capital to National did not have a material impact on our consolidated claims-paying resources, and was evaluated by us and the New York State Insurance Department (“NYSID”) prior to the NYSID’s approval of the transfer on February 17, 2009. The capitalization of National in February 2009 had the effect of reducing the claims-paying resources of MBIA Corp. from $15.0 billion to $8.8 billion, based on December 31, 2008 balances, and increasing the claims-paying resources of National. In connection with the capitalization of National, National reinsured from MBIA Corp. all of MBIA Corp.’s U.S. public finance exposure thereby reducing MBIA Corp.’s net insured debt service outstanding from $1,198.3 billion to $290.3 billion, based on December 31, 2008 balances, and the amount of claims-paying resources required to be maintained by MBIA Corp.

The Company believes that after the capitalization of National, MBIA Corp. continues to be able to meet its expected obligations. Additionally in its approval letter dated February 17, 2009, the NYSID found that MBIA Corp. retained sufficient surplus to support its obligations and writings following the payment of the dividend by MBIA Corp. and that the return of capital by MBIA Corp. was reasonable and equitable to MBIA Corp. The NYSID also found that the reinsurance transaction with National was fair and equitable. Claims-paying resources are calculated using statutory capital and reserves. As of March 31, 2009, the quarter end following the capitalization of National, MBIA Corp. had total claims-paying resources of $8.0 billion while statutory loss and loss adjustment expense (“LAE”) reserves for future claim payments were $1.7 billion. Similarly, as of March 31, 2009, National had total claims-paying resources of $5.5 billion while statutory LAE expense reserves for future claim payments were $0.2 billion.

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

Structured Finance and International Insurance Operations

MBIA’s structured finance and international insurance operations have been principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event MBIA Corp. has the right at its discretion to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain investment agreement contracts written by MBIA Inc. are insured by MBIA Corp. and if MBIA Inc. were to have insufficient assets to pay amounts due, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including MBIA Global Funding LLC (“GFL”) and Meridian Funding Company LLC (“Meridian”), and provides reinsurance to its insurance subsidiaries. Additionally, insurance policies include payments due under credit and other derivatives, including termination payments that may become due upon certain events including the insolvency or payment default of MBIA Corp.

MBIA Corp.’s guarantees insure structured finance and asset-backed obligations, privately issued bonds used for the financing of public purpose projects, which are primarily located outside of the U.S. and that include toll roads, bridges, airports, public transportation facilities and other types of infrastructure projects serving a substantial public purpose, and obligations of sovereign and sub-sovereign issuers. Structured finance and asset-backed securities (“ABSs”) typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real property.

In certain cases, the Company may be required to consolidate entities established as part of securitizations when it insures the assets or liabilities of those entities and in connection with remediations or renegotiations of policies. These entities typically meet the definition of a variable interest entity (“VIE”) under accounting principles for the consolidation of VIE’s. We do not believe there is any difference in the risks and profitability of financial guarantees provided to VIEs compared with other financial guarantees written by the Company. Additional information relating to VIEs is contained in the “Variable Interest Entities” section included herein.

Investment Management Services Operations

MBIA’s investment management services operations consist of an asset management advisory business, which provides cash management, discretionary asset management and structured products to the public, not-for-profit, corporate and financial sectors. We also operate an asset/liability products business in which we have issued debt and investment agreements, which are insured by MBIA Corp., to capital markets and municipal investors and then initially purchased assets that largely matched the duration of those liabilities, and a conduit business in which we have funded MBIA-insured transactions by issuing debt, which is insured by MBIA Corp. The ratings downgrades of MBIA Corp. have resulted in the termination and collateralization of certain investment agreements and, together with the rising cost and declining availability of funding and illiquidity of many asset classes, have caused the Company to begin winding down its asset/liability products and conduit businesses. Since the downgrades of MBIA Corp., we have not issued debt in connection with either business and we believe the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate, or are repurchased by the Company.

Credit Ratings

The current financial strength ratings of National, MBIA Insurance Corporation and MBIA Inc. are summarized below:

Agency	Rating/Outlook
	National	MBIA Insurance Corporation	MBIA Inc.
S&P	A / Developing outlook	BB+ / Negative outlook	BB-/ Negative outlook
Moody’s	Baa1 / Developing outlook	B3 / Negative outlook	Ba3 / Negative outlook
Fitch	Withdrawn	Withdrawn	Withdrawn

On September 28, 2009, S&P affirmed National’s insurance financial strength rating at A with a developing outlook. On the same date, S&P downgraded MBIA Insurance Corporation’s insurance financial strength rating to BB+ with a negative outlook from BBB with a negative outlook. S&P also downgraded MBIA Inc.’s senior debt obligations to BB- with a negative outlook from BB with a negative outlook.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 25, 2009, Moody’s affirmed National’s insurance financial strength rating at Baa1 but changed its outlook to developing from review for upgrade and Moody’s affirmed MBIA Insurance Corporation’s insurance financial strength rating at B3 but changed its outlook to negative from developing. Also on June 25, 2009, Moody’s downgraded MBIA Inc.’s financial strength rating to Ba3 with a negative outlook from Ba1 with a developing outlook.

Financial Highlights

For the three months ended September 30, 2009, we recorded a consolidated net loss of $728 million or $3.50 per share, after adjusting for preferred stock dividends of MBIA Insurance Corporation, compared with net loss of $806 million or $3.42 per share for the same period of 2008.

For the nine months ended September 30, 2009, we recorded consolidated net income of $864 million or $4.15 per share, after adjusting for preferred stock dividends of MBIA Insurance Corporation, compared with a net loss of $1.5 billion or $6.87 per share for the same period of 2008.

Our consolidated book value (total shareholders’ equity) was $2.7 billion as of September 30, 2009, increasing from $1.0 billion as of December 31, 2008. Our consolidated book value per share as of September 30, 2009 was $13.16 reflecting an increase from $4.78 as of December 31, 2008.

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

Loss and Loss Adjustment Expenses

Loss and LAE reserves are established by National’s and MBIA Corp.’s respective Loss Reserve Committees and reviewed by our executive Loss Reserve Committee, which consists of members of senior management. This estimate requires the use of judgment and estimates with respect to the occurrence, timing and amount of a loss on an insured obligation. Loss and LAE reserves relate only to MBIA’s non-derivative financial guarantees.

Effective January 1, 2009, the Company no longer recognizes an unallocated loss reserve for losses that occurred or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. Therefore, the Company’s loss and LAE reserves as of September 30, 2009 only represent case basis reserves and accruals for LAE incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under an insurance contract, net of potential recoveries and discounted using a current risk-free interest rate, on insured obligations that have defaulted or are expected to default when this amount exceeds unearned premium revenue. Refer to “Note 2: Significant Accounting Policies” and “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a description of the Company’s accounting for insurance losses and the impact of adopting new accounting guidance on the Company’s financial statements.

In the initial application of the newly effective accounting principles for financial guarantee insurance contracts, a cumulative-effect adjustment was recognized to beginning retained earnings as of January 1, 2009, which included reducing our unallocated loss reserve of $232 million as of December 31, 2008 to zero or $151 million on an after-tax basis. As of September 30, 2009, the Company reported total loss and LAE reserves, net of reinsurance, of $1.3 billion, representing 0.13% of its outstanding non-derivative net debt service insured of $1.0 trillion. We believe that these reserves are adequate to cover ultimate net losses. Given that the reserves are based on estimates and assumptions, there can be no assurance that ultimate losses will not exceed such estimates resulting in the Company recognizing additional loss and LAE in earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Case Basis Reserves

A number of variables are taken into account in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligation, the projected cash flow or market value of any assets that support the insured obligation, and the historical and projected loss rates on such assets. Factors that may affect the actual ultimate realized losses for any policy include economic conditions and trends, changes in interest rates, rates of inflation, changes in borrower behavior, the default rate and salvage values of specific collateral, and litigation that seeks to enforce contractual obligations of our counterparties.

In establishing case basis loss reserves, we calculate the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and expected term of such net payments. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of our loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. If the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of September 30, 2009. For example, a higher discount rate would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. However, we believe that the discount rates used represent the most appropriate risk-free rates for present valuing our case basis loss reserves, as these rates are commonly used throughout financial markets.

In the first nine months of 2009, the Company incurred loss and LAE of $203 million. Included in the $203 million of loss and LAE were additions to case basis reserves for expected future payments, net of reinsurance, totaling $2.0 billion, of which $1.8 billion related to our RMBS exposure. Offsetting the additions to case basis reserves were $1.8 billion of expected insurance loss recoveries, of which $1.7 billion was recognized on our RMBS exposure. Approximately $1.2 billion of the RMBS insurance loss recoveries relate to estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage securitization exposures that are subject to a contractual obligation by sellers/servicers to repurchase or replace such mortgages and approximately $550 million relates to recoveries of amounts expected to be paid from excess cash flows within the securitizations. Refer to “Loss and Loss Adjustment Expenses” included in the Results of Operations section herein for further information regarding case basis reserve activity.

RMBS Reserves

In determining the RMBS case basis reserves recorded as of September 30, 2009, which relate to RMBS backed by home equity lines of credit (“HELOCs”) and closed-end second mortgages (“CES”), the Company employed a multi-step process using a database of loan level information which allowed the Company to determine borrower payment status, including delinquencies and charge-offs. The Company relied upon this database to determine the likelihood of a delinquent loan being charged off. The information was then used in conjunction with a proprietary internal cash flow model and a commercially available model to estimate expected ultimate cumulative losses to our insured bonds. The “Current Roll to Loss” approach, described below, was used for estimating expected future defaults for loans that are current (not delinquent).

The following are the principal assumptions used with respect to the underlying loans to determine the expected losses on our insured RMBS transactions:

•

We assumed that loans reported as delinquent as of August 31, 2009 would default during the following six months at an assumed default rate based on the number of days that the loan was delinquent at such time (the “Roll Rate Default Methodology”).

•

The Roll Rate Default Methodology involves reviewing on a transaction-specific basis the percentage of 30-59 and 60-89 day delinquent loans that became 90 days delinquent (“Roll to Loss”). Generally, the rates of Roll to Loss are calculated for the previous three months and averaged. The Company made the assumption that 100% of the 90 or more days delinquent loans would result in a loss. The Roll to Loss was then applied to the amounts in the respective delinquency buckets based upon delinquencies as of August 31, 2009 to estimate all delinquencies as of the current reporting period.

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

After the elevated loss period, we assume that the Current Roll to Loss rate will reduce linearly to 25% of its original value over six months (i.e. 3% will linearly reduce to 0.75% over six months). Based upon performance trends and our view of market conditions over the next several years, we further reduced the Current Roll to Loss rate to 0% by early 2014 with the expectation that the performing seasoned loans and an economic recovery will eventually result in loan performance reverting to historically low levels of default. For loans that remain current (not delinquent) throughout the projection period, we assume that voluntary prepayments occur at the average rate experienced in the most recent three-month period.

•

We have run various elevated default period duration scenarios when determining loss reserves. Our increased loss expectations in 2009 resulted from the combination of higher delinquent loans in the pipeline and the anticipation that the elevated loss period will extend to at least early 2010.

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

We monitor portfolio performance on a monthly basis against projected performance, reviewing delinquencies, roll rates, prepayment rates (including voluntary and involuntary) and default rate trends. In the event of a material deviation in actual performance from projected performance, we would increase or decrease our case basis reserves quarterly accordingly. If defaults and losses remained at the peak levels we are modeling for six months longer than in our base case, the addition to our case basis loss and LAE reserve would be approximately $600 million. This scenario is highly sensitive to the proportion of losses that are projected from Current Roll to Loss rates versus those projected from delinquencies (Roll to Loss). As our estimate of additions to case basis loss reserves in the third quarter of 2009 was primarily driven by increased Current Roll to Loss rates on certain transactions, we consequently increased our estimate of additions to case basis loss and LAE reserves under this scenario from our estimate in the second quarter of 2009.

In the third quarter of 2009, we continued our review of mortgage loans in our insured transactions. As a result, we revised the expected net cash inflows based on an increasing likelihood of potential recoveries related to ineligible mortgage loans in certain insured first and second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace ineligible mortgage loans. Our recovery outlook continues to be principally based on the following factors:

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

Beginning in the first quarter of 2008, MBIA engaged loan level forensic review consultants to re-underwrite/review a sample of the mortgage loan files underlying MBIA’s HELOC and CES insured transactions. Certain HELOC and CES transactions that exhibited exceptionally poor performance were chosen for a re-underwriting review. Factors MBIA believes to be indicative of this poor performance include (i) a material increase in early and late stage delinquencies; (ii) material increases in charged-off loans; (iii) significant decreases in credit enhancement; and/or (iv) policy payments. Our forensic loan review determined that there were significant breaches of mortgage loan representations and material deviations from underwriting guidelines. Accordingly, we have determined that thousands of loans were in fact contractually ineligible for inclusion in the securitized trusts insured by MBIA. In turn, MBIA has submitted thousands of ineligible loans for repurchase/substitution to the sponsors or sellers/servicers. The unsatisfactory resolution of these contractual matters, in addition to fraudulent underwriting practices that we believe were prevalent within certain issuers, has led to MBIA pursuing litigation with these issuers seeking the sellers/servicers to repurchase or replace ineligible mortgage loans and specifically perform under its contractual obligation and damages for both breaches of contractual obligations and fraud. MBIA’s forensic examination of loan repurchase/substitution requirements for various issuers remains ongoing.

In the second and third quarters of 2009, MBIA recognized estimated recoveries of $1.2 billion related to reviewed transactions. The estimated recoveries are transaction specific and based upon contractual breaches for loans which we believe were ineligible and either put-back to the originators or sellers/servicers or where analysis has been completed and put-back notices are pending. These estimated recoveries rely upon identified breaches of representations and warranties in specific transactions that MBIA has already identified as a result of actual loan file examinations for loans across a broad spectrum of categories ranging from current to severely delinquent and charged-off mortgage loans. During 2009, in coordination with our forensic review consultants, we reviewed 26,805 mortgage loans within 27 first and second-lien mortgage loan securitizations. The aggregate loan population includes current, delinquent and charged-off loans. Estimated recoveries for these 27 transactions of $1.2 billion is based on only those loans that were examined which had substantiated breaches, and does not include any extrapolation of results from the actual loan file examinations to the remaining mortgages in the loan pool. Expected cash inflows from recoveries are discounted using the current risk-free rate associated with the underlying credit, which ranged from 2.02% to 3.38% depending upon the transaction’s expected average life. We considered all relevant facts and circumstances, including the factors described above, in developing our assumptions on expected cash inflows, probability of potential recoveries and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented as facts and circumstances change and relevant information is available, including additional information on the mortgage loan pools. We have utilized the results of the above described loan file examinations to make demands for loan repurchases from originators and services or their successors and, in certain instances, as a part of the basis for litigation filings.

We will continue to assess the level of expected recoveries as we complete additional forensic reviews on additional loans and progress through the litigation proceedings that are ongoing at this time. While the Company believes that these ineligible mortgage loans are subject to a repurchase or replacement obligation by the seller/servicers, successful challenges of such determinations by the seller/servicers could result in the Company recovering less than the amount of its estimated recoveries. As a result of additional loan reviews and the progression of litigation proceedings, our estimate of recoveries could change materially in the future. However, the outcome of such events on our recoveries cannot be estimated at this time.

Valuation of Financial Instruments

Fair value is defined as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on a measurement date. The degree of judgment used to determine the fair values of financial instruments generally correlates to the degree of pricing observability. Financial instruments in liquid markets with readily available and actively quoted prices, or with such prices for comparable instruments usually have the most pricing observability. Financial instruments rarely traded or not quoted have less observability and are usually measured by valuation models that require judgment. Pricing observability is affected by type of financial instrument, whether the instrument is well established in the market, by characteristics unique to individual transactions and by overall market conditions.

We have categorized our financial instruments measured at fair value into the three-level classification as prescribed by fair value measurements and disclosures, which considers this issue of pricing observability. Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, and fair value measurements of financial instruments where significant inputs are not observable are generally categorized as Level 3. We categorize our financial instruments conservatively using the lowest level category at which we can generate reliable fair values. The determination of reliability requires management to exercise judgment.

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

1. Financial Assets

The Company’s financial assets are primarily debt and equity investments. The majority of these are accounted for in accordance with the accounting principles for certain investments in debt and equity securities. The guidance requires all debt instruments and certain equity instruments to be classified in the Company’s consolidated balance sheet according to their purpose and, depending on that classification, to be carried at either amortized cost or fair value. Most valuations of the Company’s financial assets use observable market-based inputs, including dealer quotes when available. However, since mid 2007, illiquidity in the credit markets has significantly reduced the availability of observable market data. Other financial assets that require fair value reporting or disclosures within the Company’s Notes to Consolidated Financial Statements are valued based on the estimated value of the underlying collateral or the Company’s estimate of discounted cash flows.

Assets with fair values derived from broker quotes or pricing services can be classified within Level 1, 2 or 3 of the fair value hierarchy, depending on the observability of inputs. Typically we receive one broker quote or pricing service value for each instrument, which represents a non-binding indication of value. We review the assumptions, inputs and methodologies used by pricing services to obtain reasonable assurance that the prices used in our valuations reflect fair value and as a basis for classification within the three levels of the fair value hierarchy. For example, broker quoted prices are classified as Level 3 if we consider the inputs used not to be market-based and observable. Pricing service data is received monthly and quarterly, and we use a variety of methods to analyze the reasonableness of these third-party valuations, including comparisons to similar quality and maturity assets, internal modeling of implied credit spreads by sector and quality, comparison to published spread estimates, and assessment relative to comparable dealer offerings or any actual transactions from a recent time period. When we believe a third-party quotation differs significantly from our internal value, whether higher or lower, we review our data or assumptions with the provider. The price provider may subsequently provide an updated price. We do not make any internal adjustments to prices provided by a broker or pricing service.

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

Financial assets recorded on the Company’s consolidated balance sheet at fair value as of September 30, 2009 and December 31, 2008 totaled $14.7 billion and $17.9 billion, respectively, of which $12.6 billion and $16.3 billion, respectively, were valued using pricing services or broker quotes. The following tables present the type, amount and fair value hierarchy classification for financial assets for which pricing services or broker quotes were used by the Company in determining fair value as of September 30, 2009 and December 31, 2008:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)(2)	Balance as of September 30, 2009
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$720	$91	$6	$817
Foreign governments	345	195	72	612
Corporate obligations	-	2,311	253	2,564
Mortgage-backed securities
Residential mortgage-backed agency	-	1,739	81	1,820
Residential mortgage-backed non-agency	-	619	98	717
Commercial mortgage-backed	-	12	22	34
Asset-backed securities
Collateralized debt obligations	-	185	201	386
Other asset-backed	-	631	347	978

Total	1,065	5,783	1,080	7,928
State and municipal bonds
Tax-exempt bonds	-	2,334	-	2,334
Taxable bonds	-	750	-	750

Total state and municipal bonds	-	3,084	-	3,084
Total fixed-maturity investments	1,065	8,867	1,080	11,012
Other investments:
Perpetual preferred securities	-	343	62	405
Other investments	16	147	25	188
Money market securities	939	-	-	939

Total other investments	955	490	87	1,532
Derivative assets	-	-	59	59

Total assets	$2,020	$9,357	$1,226	$12,603

(1) - Assets measured using pricing services.

(2) - Assets measured using broker quotes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)(2)	Balance as of December 31, 2008
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,042	$194	$-	$1,236
Foreign governments	369	335	104	808
Corporate obligations	-	2,775	598	3,373
Mortgage-backed securities
Residential mortgage-backed agency	-	1,217	156	1,373
Residential mortgage-backed non-agency	-	630	397	1,027
Commercial mortgage-backed	-	14	37	51
Asset-backed securities
Collateralized debt obligations	-	-	553	553
Other asset-backed	-	444	273	717

Total	1,411	5,609	2,118	9,138
State and municipal bonds
Tax-exempt bonds	-	3,011	-	3,011
Taxable bonds	-	380	46	426

Total state and municipal bonds	-	3,391	46	3,437
Total fixed-maturity investments	1,411	9,000	2,164	12,575
Other investments
Perpetual preferred securities	-	273	45	318
Other investments	23	42	49	114
Money market securities	3,234	-	-	3,234

Total other investments	3,257	315	94	3,666
Derivative assets	-	-	60	60

Total assets	$4,668	$9,315	$2,318	$16,301

(1) - Assets measured using pricing services.

(2) - Assets measured using broker quotes.

2. Financial Liabilities

The Company’s financial instruments categorized as liabilities primarily consist of derivatives within our insurance and investment management services operations, investment agreements and medium-term notes (“MTNs”) issued by the asset/liability products and conduit segments within our investment management services operations, and debt issued for general corporate purposes. Investment agreements, MTNs, and corporate debt are typically recorded at face value adjusted for premiums or discounts. The fair values of these financial instruments are generally not reported within the Company’s financial statements but disclosed in the accompanying notes. However, financial liabilities which qualify as part of fair value hedging arrangements under the provisions of derivative and hedging are reported in the Company’s consolidated balance sheet at a value that reflects changes in the risks being hedged, which offsets changes in the value of the hedging instrument. MBIA uses cash flow modeling techniques to estimate the value of its liabilities that qualify as hedged obligations, incorporating current market data. Financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures within the Company’s notes to its financial statements are valued based on either estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flows or quoted market values for similar transactions. Refer to the following “3. Derivatives” and “4. Insured Derivatives” sections for information about these financial liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the type, amount and fair value hierarchy classification for financial liabilities for which pricing services or broker quotes were used by the Company in determining fair value as of September 30, 2009 and December 31, 2008:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Counterparty and Cash Collateral Netting	Balance as of September 30, 2009
Liabilities:
Derivative liabilities	$-	$-	$40	$-	$40

Total liabilities	$-	$-	$40	$-	$40

(1) - Liabilities measured using pricing services.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2008
Liabilities:
Derivative liabilities	$-	$-	$90	$-	$90

Total liabilities	$-	$-	$90	$-	$90

(1) - Liabilities measured using pricing services.

3. Derivatives

MBIA has entered into derivative transactions both within its financial guarantee insurance business and in hedging risks associated with its assets and liabilities. Credit default swap (“CDS”) contracts are also used in the investment management services operations to replicate investments in cash assets consistent with the risk tolerance and criteria for this business. We account for derivative transactions in accordance with the accounting principles for derivatives and hedging which requires that all such transactions be recorded on the Company’s consolidated balance sheet at fair value. The fair value of derivative instruments is determined as the amount that would be received to sell the derivative when in an asset position (when the Company would be owed money under the derivative in a termination) or transfer the derivative when in a liability position (when the Company would owe money under the derivative in a termination). Changes in the fair value of derivatives, exclusive of insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive income (loss)” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge.

4. Insured Derivatives

As of September 30, 2009, we had $124.8 billion of net par outstanding on insured derivatives. The majority of our derivative exposure is in the form of credit derivative instruments insured by MBIA Corp. Prior to 2008, MBIA Corp. insured CDSs entered into by LaCrosse Financial Products LLC (“LaCrosse”), an entity that is consolidated into MBIA’s financial statements under the criteria for consolidation of variable interest entities. In February 2008, we ceased insuring such derivative instruments except in transactions reducing our existing insured derivative exposure. As of September 30, 2009, the net par outstanding on our insured credit derivatives totaled $110.3 billion. The remaining $14.5 billion of net par outstanding on insured derivatives as of September 30, 2009 primarily related to insured interest rate and inflation-linked swaps for which we have insured counterparty credit risk.

In most cases, our insured derivatives are accounted for at fair value as they do not qualify for the financial guarantee scope exception under relevant accounting guidance. Because our insured derivatives are highly customized and there is generally no observable market for these derivatives, we estimate their fair values in a hypothetical market based on internal and third-party models simulating what a bond insurer would charge to guarantee the transaction at the measurement date. This pricing would be based on expected loss of the exposure calculated using the market-implied default risk of the underlying collateral within the transaction structure. The fair values of insured derivatives recorded on our balance sheet are principally related to our insured credit derivatives exposure.

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

Most of MBIA’s insured CDS contracts require that MBIA make payments for losses of the principal outstanding under the contracts when losses on the underlying referenced collateral exceed a predetermined deductible. MBIA’s net par outstanding and maximum payment obligation under these contracts as of September 30, 2009 was $81.5 billion. The underlying referenced collateral for contracts executed in this manner largely consists of investment grade corporate debt, structured commercial mortgage-backed securities (“CMBS”) pools and, to a lesser extent, corporate and multi-sector CDOs and so-called “CDO-squared” transactions. As of September 30, 2009, MBIA also had $28.8 billion of net par outstanding on insured CDS contracts that require MBIA to make timely interest and ultimate principal payments.

We also have guarantees under principal protection fund programs, which are also accounted for as derivatives. Under these programs we guaranteed the return of principal to investors and are protected by a daily portfolio rebalancing mechanism that is designed to minimize the risk of loss to MBIA. As of September 30, 2009, the maximum amount of future payments that the Company would be required to make under these guarantees was $25 million, but we have not made any payments to date relating to these guarantees. The unrealized gains (losses) on these derivatives for the years ended 2007 and 2008 and the nine months ended September 30, 2009 were zero, reflecting the extremely remote likelihood that MBIA will incur a loss.

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

Refer to the “Net Change in Fair Value of Insured Derivatives” discussion in the following Results of Operations section for information about the impact of changes in the fair value of insured derivatives on our financial statements and the attribution of such changes by insured sector.

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

MBIA’s insured CDS contracts do not contain typical CDS market standard features as they have been designed to replicate our financial guarantee insurance policies. At inception of the transactions, our insured CDS instruments provided protection on pools of securities or CDSs with either a stated deductible or subordination beneath the MBIA-insured tranche. We are not required to post collateral in any circumstance. Payment by MBIA under an insured CDS is due after the aggregate amount of losses on the underlying reference obligations, based on actual losses as determined pursuant to the settlement procedure in each transaction, exceed the deductible or subordination in the transaction. Once such losses exceed the deductible or the subordination, MBIA is obligated to pay the losses, net of recoveries, if any, on any subsequent reference obligations that default. Some contracts also provide for further deferrals of payment at our option. In the event of MBIA Corp.’s failure to pay a claim under the insured CDS or the insolvency of MBIA Corp., the insured CDS contract provides that the counterparty can terminate the CDS and make a claim for the amount due, which would be based on the fair value of the insured CDS at such time. An additional difference between our CDS and typical market standard contracts is that our contracts, like our financial guarantee contracts, cannot be accelerated by the counterparty in the ordinary course of business. Similar to our financial guarantee insurance, all insured CDS policies are unconditional and irrevocable and our obligations thereunder cannot be transferred unless the transferees are also licensed to write financial guarantee insurance policies. Since insured CDS contracts are accounted for as derivatives under relevant accounting guidance, the Company did not defer the charges associated with underwriting the CDS policies and they were expensed at origination.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The structure of our payment obligations in these contracts is intended to prevent large one-time claims upon an event of default of underlying reference obligations and to allow for payments over time (i.e. “pay-as-you-go” basis) or at final maturity. However, the size of payments will ultimately depend on the timing and magnitude of losses. There are three types of payment provisions:

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

All of the contracts with settlement based on ultimate principal only at final maturity have been terminated under the terms of the agreements. MBIA had transferred some of the risk of loss on insured CDS transactions using reinsurance to other financial guarantee insurance and reinsurance companies. The fair value of the transfer under the reinsurance contract with the reinsurers is accounted for as a derivative asset. These derivative assets are valued consistently with our valuation policies.

Valuation Modeling of MBIA-Insured Derivatives

As a result of the significant differences between market standard CDS contracts and the CDS contracts insured by MBIA, we believe there are no relevant third-party exit value market observations for our insured structured credit derivative contracts and, therefore, no principal market as described in fair value measurement and disclosures. In the absence of a principal market, we value these insured credit derivatives in a hypothetical market where market participants are assumed to be other comparably-rated primary financial guarantors. Since there are no observable transactions in the financial guarantee market that could be used to value our transactions, we generally use internal and third-party models, depending on the type and structure of the contract, to estimate the fair value of our insured derivatives.

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

A. Valuation Models Used

Approximately 63% of the balance sheet fair value of insured credit derivatives as of September 30, 2009 is valued using the BET model, which is a probabilistic approach to calculating expected loss on our exposure based on market variables for underlying referenced collateral. During the third quarter of 2009, the Company changed the model it used to estimate the fair value of most of its insured multi-sector CDOs. Previous to the third quarter of 2009, these transactions were valued using the BET model. Beginning with the third quarter of 2009, we valued these transactions using an internally-developed valuation model, referred to as the Direct Price Model. Approximately 37% of the balance sheet fair value of insured credit derivatives as of September 30, 2009 was valued using the Direct Price Model. As a result of the change in model, the fair value of our liability for insured derivatives as of September 30, 2009 was $390 million lower compared to what it would have been using the BET model.

There were four factors that led to the development of the Direct Price Model. (1) Market spreads for RMBS and ABS CDO collateral were no longer available. RMBS and ABS CDO collateral comprised the majority of the collateral for the multi-sector CDOs that were transitioned to a new marking model. Although market prices were available for the collateral, the BET model requires a spread input and the conversion from price to spread can be subjective for securities that trade substantially below par, which was the case for most of the collateral in these transactions. (2) The BET model contemplates a multi-tranche structure and allocates potential losses to each tranche. Many of the multi-sector CDOs insured by MBIA have experienced collateral erosion to the extent that there is no market value to the subordinated tranches. As a result this key feature of the BET model is no longer relevant. (3) The BET model requires a recovery rate assumption. This is not readily observable on all the collateral. As the market-implied probability of default of collateral has increased the recovery rate assumption has become increasingly important, which has gradually increased the relative importance in the model of internal assumptions as opposed to observable market inputs. (4) For all insured transactions that have been transitioned to a new model MBIA has an option to defer losses on principal to the legal final maturity, which is typically decades in the future. As a result of increased actual and market-implied future potential losses, as well as the significant widening of CDS spreads for MBIA, the value of this deferral option has increased. It currently has a very significant effect on the estimated fair value of MBIA’s guaranty so it was appropriate to use a model that explicitly valued that deferral option.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

B. Description of the BET Model

1. Valuation Model Overview

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

•

For example, if the expected total collateral pool loss is 4% and the transaction has an equity tranche and three progressively more senior C, B, and A tranches with corresponding underlying subordination levels of 0%, 3%, 5% and 10%, then the 4% loss will have the greatest impact on the equity tranche. It will have a lower, but significant impact on the C tranche and a lesser impact on the B tranche. MBIA usually insures the most senior tranche with lowest exposure to collateral losses due to the underlying subordination provided by all junior tranches.

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

2. Model Strengths and Weaknesses

The primary strengths of the BET model are:

1)	The model takes account of transaction structure and key drivers of market value. The transaction structure includes par insured, weighted average life, level of deductible or subordination (if any) and composition of collateral.

2)	The model is a consistent approach to marking positions that minimizes the level of subjectivity. Model structure, inputs and operation are well documented both by Moody’s and by MBIA’s internal controls, creating a strong controls process in execution of the model. We have also developed a hierarchy for usage of various market-based spread inputs that reduces the level of subjectivity, especially during periods of high illiquidity.

3)	The model uses market inputs with the most relevant being credit spreads for underlying referenced collateral, assumed recovery rates specific to the type and rating of referenced collateral, the diversity score of the entire collateral pool, and MBIA’s CDS and derivative recovery rate level. These are key parameters affecting the fair value of the transaction and all inputs are market-based whenever available and reliable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The primary weaknesses of the BET model are:

1)	There is no market in which to test and verify the fair values generated by our model, and at September 30, 2009, the model inputs were also either unobservable or highly illiquid, adversely impacting their reliability.

2)	There are diverse approaches to estimating fair value of such transactions among other financial guarantee insurance companies.

3)	The BET model requires an input for collateral spreads. However, some securities are quoted only in price terms. For securities that trade substantially below par, the conversion from price to spread can be subjective.

4)	Results may be affected by averaging of spreads and use of a single diversity factor, rather than using specific spreads for each piece of underlying collateral and collateral-specific correlation assumptions. While more specific data could improve the reliability of the results, it is not currently available and neither is a model that could produce more reliable results in the absence of that data.

3. BET Model Inputs

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

•

When spreads are not available on either a collateral-specific basis or ratings-based generic basis, MBIA uses its hierarchy of spread sources (discussed below) to identify the most appropriate spread for that asset class to be used in the model.

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

As of September 30, 2009, actual collateral credit spreads were used in one transaction. Sector-specific spreads were used in 12% of the transactions marked by the BET model. Corporate spreads were used in 29% of the transactions and spreads benchmarked from the most relevant spread source (number 4 above) were used for 58% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy. For example, for some transactions MBIA used actual collateral-specific credit spreads (number 1 above) in combination with a calculated spread based on an assumed relationship (number 4 above). In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source (number 4 above) even though the majority of the average spread was from actual collateral-specific spreads. The spread source can also be identified by whether or not it is based on collateral WARF. No Level 1 spreads are based on WARF, all Level 2 and 3 spreads are based on WARF and some Level 4 spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spread was used for 72% of the transactions.

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

c. Recovery Rate

The recovery rate represents the percentage of par expected to be recovered after an asset defaults, indicating the severity of a potential loss. MBIA generally uses rating agency recovery assumptions which may be adjusted to account for differences between the characteristics and performance of the collateral used by the rating agencies and the actual collateral in MBIA-insured transactions. We may also adjust rating agency assumptions based on the performance of the collateral manager and on empirical market data. In the first nine months of 2009, we lowered recovery rates for CMBS collateral, certain RMBS collateral, and certain CLO collateral. The recovery rates for CLO collateral were lowered in the third quarter of 2009, which increased our derivative liability by $51 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

d. Input Adjustments for Insured CMBS Derivatives in the Current Market

History of Input Adjustments

Approximately $44.5 billion gross par of MBIA’s insured derivative transactions as of September 30, 2009 include substantial amounts of CMBS and commercial mortgage collateral. Prior to 2008, we had used spreads drawn from CMBX indices and CMBS spread tables as pricing input on the underlying referenced collateral in these transactions. In 2008, as the financial markets became illiquid, we observed a significant disconnect between cumulative loss expectations of market analysts on underlying commercial mortgages and loss expectations implied by the CMBX indices and CMBS spread tables.

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

As a result, in the first quarter of 2008, we modified the spread used for these transactions to reflect a combination of market spread pricing and third-party fundamental analysis of CMBS credit. Our revised spread input was a CMBX index analog that combines expectations for CMBS credit performance (as forecasted by the average of three investment banks’ research departments) together with the illiquidity premium implied by the CMBX indices. The illiquidity premium we used was the senior triple-A tranche spread of the CMBX index that matched the origination vintage of collateral in each transaction. For example, collateral originated in the second half of 2006 used the triple-A tranche spread of the CMBX series 1 as the illiquidity premium. The sum of the illiquidity premium plus the derived credit spread based on the average cumulative net loss estimates of three investment banks’ research departments was used as a CMBX analog index.

In the third quarter of 2009, MBIA reassessed the reasonableness of CMBX inputs. CMBX levels are now quoted in price terms instead of spread. It was observed that trading activity in CMBX indices is more liquid than in recent quarters. There has also been some convergence between the loss rates implied by the CMBX index and that of fundamental analysts. During the third quarter of 2009 CMBX prices improved (implying a lower loss rate) while fundamental assessments of loss rates for CMBS increased. MBIA concluded that it was again appropriate and reasonable to use CMBX as an input for the BET model.

Current CMBX Input Adjustment

Since CMBX is now quoted in price terms and the BET model requires a spread input, it is necessary to convert CMBX prices to spreads. To do this we assumed that a portion of the CMBX price reflected market illiquidity. We assumed this illiquidity component was the difference between par and the price of the highest priced CMBX triple-A series. At the end of the third quarter of 2009 the highest priced triple-A CMBX index was series 1 and its price was $91.66, corresponding to an illiquidity premium of 8.34%. We assumed that the price of each CMBX index has two components: an illiquidity component and a loss component. So the market implied losses were assumed to be the difference of par less the liquidity adjusted price. These loss estimates were converted to spreads using an internal estimate of duration. The illiquidity premium was also converted to spread using the same approach and the CMBX spread was calculated as the sum of those two numbers.

As a result of this change in input spreads for CMBS, the fair value of our liability for insured derivatives as of September 30, 2009 increased by $591 million compared to what it would have been had we used the same CMBS input approach that was used in the second quarter of 2009.

During the third quarter of 2009, the Company modified its inputs for RMBS collateral in insured CDO-squared transactions because an appropriate source was no longer available for RMBS collateral spreads. Previously, spread levels were provided by securities firms, however these firms no longer provide this information. As a result, the Company assumed that all RMBS collateral defaulted and there was a recovery based on the current recovery rate assumption. This modification increased the derivative liability for insured derivatives by $103 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

e. Nonperformance Risk

In compliance with the requirements of fair value measurement, our valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk and the nonperformance risk of its reinsurers. We calculate the fair value by discounting the market value loss estimated through the BET model at discount rates which include MBIA Corp.’s and the reinsurers’ CDS spreads (or an estimate if there is not a traded CDS contract referencing a reinsurer) at September 30, 2009. Prior to the second quarter of 2009, MBIA used the 5-year CDS spread on MBIA Corp. to calculate nonperformance risk. This assumption was compatible with the average life of the CDS portfolio, which was approximately 5 years. In the second quarter of 2009, we refined this approach to include a full term structure for CDS spreads. Under the refined approach, the CDS spreads assigned to each deal are based on the weighted average life of the deal.

Beginning in the first quarter of 2009, we limited the effective spread on CDS on MBIA so that the derivative liability, after giving effect to nonperformance risk, could not be lower than MBIA’s recovery derivative price multiplied by the unadjusted derivative liability.

Prior to the third quarter of 2008, the Company did not apply nonperformance risk to the excess (if any) of insured par over the par value of remaining collateral (such excess referred to as “burn-through”) within CDS transactions. Most obligations insured by MBIA do not have burn-through, however, an increasing number of multi-sector CDOs insured by MBIA had developed burn-through. As a result, in the third quarter of 2008 the Company began applying its nonperformance calculation to burn-through, which resulted in a reduction of the fair value of its derivative liability by $683 million. Most of the insured transactions with burn-through are now valued using the Direct Price Model.

C. Description of Direct Price Model

1. Valuation Model Overview

The Direct Price Model was developed internally to address weaknesses in our BET model specific to valuing insured multi-sector CDOs, as previously discussed. There are three steps in the model. First, market prices are obtained or estimated for all collateral within a transaction. Second, the present value of the market-implied potential losses is calculated for the transaction, assuming that MBIA defers all principal losses to the legal final maturity. This is determined by the contractual terms of each agreement and interest rates. Third, the impact of nonperformance risk is calculated.

2. Model Strengths and Weaknesses

The primary strengths of the Direct Price Model are:

1)	The model takes account of transaction structure and key drivers of market value. The transaction structure includes par insured, legal final maturity, level of deductible or subordination (if any) and composition of collateral.

2)	The model is a consistent approach to marking positions that minimizes the level of subjectivity. Model structure, inputs and operation are well documented by MBIA’s internal controls, creating a strong controls process in execution of the model.

3)	The model uses market inputs for each transaction with the most relevant being market prices for collateral, MBIA’s CDS and derivative recovery rate level and interest rates. Most of the market inputs are observable.

The primary weaknesses of the Direct Price Model are:

1)	There is no market in which to test and verify the fair values generated by our model.

2)	There are diverse approaches to estimating fair value of similar transactions among other financial guarantee insurance companies.

3)	The model does not take into account potential future volatility of collateral prices. When the market value of collateral is substantially lower than insured par and there is no or little subordination left in a transaction, which is the case for most of the transactions marked with this model, the Company believes this assumption still allows a reasonable estimate of fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

3. Model Inputs

a.	Collateral prices

MBIA was able to obtain broker quotes for the majority of the collateral. For any collateral not directly priced, a matrix pricing grid was used based on security type and rating. For each security that was not directly priced, an average was used based on securities with the same rating and security type categories.

b.	Interest rates

The present value of the market-implied potential losses was calculated, assuming that MBIA deferred all principal losses to the legal final maturity. This was done through a cash flow model that calculated potential interest payments in each period and the potential principal loss at the legal final maturity. These cash flows were discounted using the libor flat swap curve.

c.	Nonperformance risk

The methodology for calculating MBIA’s nonperformance risk is the same as used for the BET model. Due to the current level of MBIA CDS rates and the long tenor of these transactions, the derivative recovery rate was used to estimate nonperformance risk for all transactions marked by this model.

D. Overall Model Results

In the current environment the most significant driver of fair value is nonperformance risk. In aggregate, the nonperformance calculation results in a pre-tax derivative liability which is $15.9 billion lower than the liability that would have been estimated if we did not include nonperformance risk in our valuation. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of our economic condition, that the Company will be able to pay all claims when due.

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

The Company believes that it is important to apply its valuation techniques consistently. However, we may consider making changes in the valuation technique if the change results in a measurement that is equally or more representative of fair value under current circumstances.

Fair Value Hierarchy – Level 3

Accounting for fair value measurement and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Instruments that trade infrequently and therefore have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value. The following table presents the fair values of assets and liabilities recorded on our consolidated balance sheet that are classified as Level 3 within the fair value hierarchy as of September 30, 2009 and December 31, 2008, along with a brief description of the valuation technique for each type of asset and liability:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In millions	September 30, 2009	Valuation Technique
Investments:
U.S. Treasury and government agency	$6	Quoted prices for which the inputs are unobservable
Foreign governments	72	Quoted prices for which the inputs are unobservable
Corporate obligations	331	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Mortgage-backed securities
Residential mortgage-backed agency	81	Quoted prices for which the inputs are unobservable
Residential mortgage-backed non-agency	252	Quoted prices for which the inputs are unobservable
Commercial mortgage-backed	32	Quoted prices for which the inputs are unobservable
Asset-backed securities
Collateralized debt obligations	240	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Other asset-backed	627	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
State and municipal bonds
Tax-exempt bonds	64	Quoted prices for which the inputs are unobservable
Taxable bonds	-	Quoted prices for which the inputs are unobservable
Perpetual preferred securities	62	Quoted prices for which the inputs are unobservable
Other investments	25	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative assets	779	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 assets at fair value	$2,571

Medium-term notes	142	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative liabilities	4,962	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 liabilities at fair value	$5,104

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In millions	December 31, 2008	Valuation Technique
Investments:
U.S. Treasury and government agency	$32	Quoted prices for which the inputs are unobservable
Foreign governments	130	Quoted prices for which the inputs are unobservable
Corporate obligations	587	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Mortgage-backed securities
Residential mortgage-backed agency	156	Quoted prices for which the inputs are unobservable
Residential mortgage-backed non-agency	397	Quoted prices for which the inputs are unobservable
Commercial mortgage-backed	37	Quoted prices for which the inputs are unobservable
Asset-backed securities
Collateralized debt obligations	553	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Other asset-backed	905	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
State and municipal bonds
Tax-exempt bonds	49	Quoted prices for which the inputs are unobservable
Taxable bonds	46	Quoted prices for which the inputs are unobservable
Perpetual preferred securities	45	Quoted prices for which the inputs are unobservable
Other investments	58	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative assets	807	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 assets at fair value	$3,802

Medium-term notes	176	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative liabilities	6,305	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 liabilities at fair value	$6,481

Level 3 assets were $2.6 billion and $3.8 billion as of September 30, 2009 and December 31, 2008, respectively, and represented approximately 17% and 21% of total assets measured at fair value, respectively. Level 3 liabilities were $5.1 billion and $6.5 billion as of September 30, 2009 and December 31, 2008, respectively, and represented approximately 98% and 97% of total liabilities measured at fair value, respectively.

Transfers into and out of Level 3 were $59 million and $658 million, respectively, for the nine months ended September 30, 2009. Transfers into and out of Level 3 were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the period. These inputs included spreads, yield curves observable at commonly quoted intervals, and market corroborated inputs. Foreign governments and corporate obligations comprised the majority of the transferred instruments. For the nine months ended September 30, 2009, the net unrealized gains related to the transfers into Level 3 was $15 million and the net unrealized gains related to the transfers out of Level 3 was $68 million.

Transfers into and out of Level 3 were $1.1 billion and $944 million, respectively, for the nine months ended September 30, 2008. Transfers into and out of Level 3 were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations, CMBS and CDOs comprised the majority of the transferred instruments. For the nine months ended September 30, 2008, the net unrealized losses related to the transfers into Level 3 was $70 million and the net unrealized losses related to the transfers out of Level 3 was $39 million.

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

With respect to insured credit derivatives, we use a fair value validation process. We review the model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads are observable for similar transactions, those spreads are an integral part of the analysis. For example, new insured transactions that resemble existing (previously insured) transactions would be considered, as would negotiated settlements of existing transactions. However, there have been no new insured transactions in recent periods. There were several insured CDS transactions that MBIA commuted or were terminated during the third quarter of 2009. In those cases, MBIA did not make any payment to the counterparties. As a result, the termination amounts were lower than our derivative liability. However, we did not use these transactions to adjust the valuation of other insured derivatives because we determined that there were unique characteristics to the terminated transactions that did not apply to the remaining portfolio. For example, these transactions were privately negotiated and did not reflect independent fair values. As a result of very limited observable activity, our recent reviews have focused more on internal consistency and relativity, as well as the reasonableness of modeled results given current market conditions.

Refer to the “Market Risk” section included herein for a further discussion of how the Company manages the risks inherent in its financial instruments.

Premium Revenue Recognition

The Company recognizes premium revenue in accordance with the guidance provided for financial guarantee insurance contracts. The guidance requires financial guarantee insurance and reinsurance contracts issued by insurance enterprises to recognize and measure premium revenue based on the amount of insurance protection provided to the period in which the insurance protection is provided. Premium revenue is measured by applying a constant rate to the insured principal amount outstanding in a given period to recognize a proportionate share of the premium received or expected to be received on a financial guarantee insurance contract. A constant rate for each respective financial guarantee insurance contract is determined as the ratio of (a) the present value of premium received or expected to be received over the period of the contract to (b) the sum of all insured principal amounts outstanding during each period over the term of the contract. As premium revenue is recognized, unearned premium revenue liability is reduced.

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

Deferred Income Taxes

As of September 30, 2009, we reported a net deferred tax asset of $1.3 billion primarily related to the cumulative unrealized losses recorded on our derivative and investment portfolios. Included in the net deferred tax asset of $1.3 billion is a valuation allowance of $457 million related to realized capital losses on the disposal and impairment of investments. The Company has not established a valuation allowance on the deferred benefit related to CDS contracts since it is more likely than not that such a benefit will be utilized in future periods as an offset to ordinary income. However, the federal income tax treatment for CDS contracts is an unsettled area of tax law. Thus, in the event that the Internal Revenue Service concludes that insured CDS losses should be treated as capital losses, the Company would be required to establish a valuation allowance against substantially the entire deferred tax asset related to these losses. Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for additional information about the Company’s deferred income taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion about accounting guidance recently adopted by the Company, as well as recent accounting developments relating to guidance not yet adopted by the Company.

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following tables present a summary of our consolidated financial results for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
In millions except for per share amounts	2009	2008
Total revenues (loss)	$(620)	$320
Total expenses	446	1,366

Pre-tax income (loss)	(1,066)	(1,046)
Provision (benefit) for income taxes	(341)	(240)

Net income (loss)	$(725)	$(806)

Net income (loss) available to common shareholders	$(728)	$(806)

Net income (loss) per common share	$(3.50)	$(3.42)

	Nine Months Ended September 30,
In millions except for per share amounts	2009	2008
Total revenues	$2,301	$732
Total expenses	879	2,543

Pre-tax income (loss)	1,422	(1,811)
Provision (benefit) for income taxes	548	(298)

Net income (loss)	$874	$(1,513)

Net income (loss) available to common shareholders	$864	$(1,513)

Net income (loss) per diluted common share	$4.15	$(6.87)

For the three months ended September 30, 2009, we recorded a consolidated net loss of $728 million or $3.50 per common share, after adjusting for preferred stock dividends of MBIA Insurance Corporation, compared with a net loss of $806 million or $3.42 per common share for the same period of 2008. Weighted average shares outstanding totaled 208 million in the third quarter of 2009, down 12% from the same period of 2008 as a result of repurchases of stock.

Consolidated revenues for the three months ended September 30, 2009 were a loss of $620 million compared with revenues of $320 million for the same period of 2008. The decrease in our consolidated revenues principally reflects unrealized losses on insured credit derivatives and a reduction in net investment income in the third quarter of 2009. The impact of these decreases was partially offset by lower net losses from financial instruments carried at fair value and net losses from the sale of securities. Consolidated expenses for the three months ended September 30, 2009 were $446 million compared with expenses of $1.4 billion for the same period of 2008. The decrease in expenses was primarily a result of a decline in losses and LAE incurred on financial guarantee insurance policies.

For the nine months ended September 30, 2009, we recorded consolidated net income of $864 million or $4.15 per diluted common share, after adjusting for preferred stock dividends of MBIA Insurance Corporation, compared with a net loss of $1.5 billion or $6.87 per common share for the same period of 2008. Weighted average diluted shares outstanding totaled 208 million for the nine months ended September 30, 2009, down 5% from the same period of 2008 as a result of repurchases of stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated revenues for the nine months ended September 30, 2009 were $2.3 billion compared with $732 million for the same period of 2008. The increase in our consolidated revenues reflects an unrealized gain on insured credit derivatives within our insurance operations in 2009 compared with an unrealized loss in 2008. We also had lower realized losses from the sale of securities and the write-down of impaired securities, which contributed to higher revenues, partially offset by a lower net investment income. Consolidated expenses for the nine months ended September 30, 2009 were $879 million compared with $2.5 billion for the same period of 2008. The decrease in our consolidated expenses resulted from a decrease in losses and LAE incurred on financial guarantee insurance contracts principally due to recoveries on our residential mortgage-backed insured exposures recorded in the second quarter of 2009. Additionally, consolidated expenses for the nine months ended September 30, 2009 reflects a decrease in interest expense due to the decline in outstanding debt within our investment management services operations over the last several quarters.

Our consolidated book value (total shareholders’ equity) was $2.7 billion as of September 30, 2009, increasing from $1.0 billion as of December 31, 2008. The increase in our consolidated book value was principally driven by net income available to common shareholders and a decrease in net unrealized losses on investment securities recorded in accumulated other comprehensive loss. Our consolidated book value per share as of September 30, 2009 was $13.16 reflecting an increase from $4.78 as of December 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Public Finance Insurance and Structured Finance and International Insurance Operations

As described in the previous “Business Description” section, in the first quarter of 2009 we separated our insurance operations into two segments; U.S. public finance insurance and structured finance and international insurance. However, in order to provide a basis of comparison for the three and nine months ended September 30, 2008, we have combined the results of our U.S. public finance insurance and structured finance and international insurance segments in the discussions that follow. Where practical, we have provided information about the three and nine months ended September 30, 2008 separately for our U.S. public finance insurance segment and our structured finance and international insurance segment. Additionally, the results presented in this section include revenues and expenses from transactions with our investment management services and corporate operations:

	Three Months Ended September 30,
	2009				2008
In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Net premiums written	$(16)	$81	$-	$65	$894	-92%

Net premiums earned	$143	$74	$(33)	$184	$242	-24%
Net investment income	61	63	-	124	147	-15%
Fees and reimbursements	1	43	(37)	7	4	73%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	0	(31)	-	(31)	34	n/m
Unrealized gains (losses) on insured derivatives	(0)	(810)	-	(810)	105	n/m

Net change in fair value of insured derivatives	0	(841)	-	(841)	139	n/m

Net gains (losses) on financial instruments at fair value and foreign exchange	-	27	-	27	(7)	n/m
Net realized gains (losses)	(0)	(45)	-	(45)	26	n/m
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(135)	-	(135)	-	-100%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	-	85	-	85	-	100%

Net investment losses related to other-than-temporary impairments	-	(50)	-	(50)	-	-100%
Net gains on extinguishment of debt	-	14	-	14	10	31%

Total revenues	205	(715)	(70)	(580)	561	n/m

Losses and loss adjustment	29	210	-	239	982	-76%
Amortization of deferred acquisition costs	33	53	(66)	20	25	-19%
Operating	11	43	(4)	50	63	-19%
Interest	-	55	-	55	49	15%

Total expenses	73	361	(70)	364	1,119	-67%

Pre-tax income (loss)	$132	$(1,076)	$-	$(944)	$(558)	-69%

n/m - Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended September 30,
	2009				2008
In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Net premiums written	$(19)	$59	$-	$40	$1,117	-96%

Net premiums earned	$426	$276	$(102)	$600	$648	-8%
Net investment income	152	255	-	407	447	-9%
Fees and reimbursements	2	133	(105)	30	6	n/m
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	0	33	-	33	102	-67%
Unrealized gains (losses) on insured derivatives	(0)	1,223	-	1,223	(148)	n/m

Net change in fair value of insured derivatives	0	1,256	-	1,256	(46)	n/m

Net gains (losses) on financial instruments at fair value and foreign exchange	-	39	-	39	155	-75%
Net realized gains (losses)	7	(36)	-	(29)	68	-143%
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(261)	-	(261)	-	-100%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	-	170	-	170	-	100%

Net investment losses related to other-than-temporary impairments	-	(91)	-	(91)	-	-100%
Net gains on extinguishment of debt	-	14		14	10	36%

Total revenues	586	1,846	(207)	2,225	1,288	73%

Losses and loss adjustment	92	111	-	203	1,292	-84%
Amortization of deferred acquisition costs	90	169	(192)	67	63	6%
Operating	39	149	(15)	173	151	15%
Interest	-	163	-	163	141	15%

Total expenses	221	592	(207)	606	1,647	-63%

Pre-tax income (loss)	$365	$1,254	$-	$1,619	$(359)	n/m

n/m - Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross premiums written (“GPW”) and net premiums written (“NPW”) on non-derivative financial guarantees for the three and nine months ended September 30, 2009 and 2008 are presented in the following tables. GPW represents premiums received or due in the current period on upfront policies and the present value of installment premiums expected to be collected in future periods on policies closed in the current period. GPW also reflects changes in actual or expected installment premium collections for policies written in prior periods. NPW represents gross premiums written net of premiums ceded to reinsurers.

	Three Months Ended September 30,		Percent Change
In millions	2009	2008	2009 vs. 2008
Gross premiums written:
U.S. public finance	$(17)	$817	-102%

Structured finance and international
U.S.	(3)	54	-106%
Non-U.S.	24	39	-37%

Total structured finance and international	$21	$93	-77%

Net premiums written:
U.S. public finance	$(16)	$817	-102%

Structured finance and international
U.S.	2	47	-96%
Non-U.S.	79	30	n/m

Total structured finance and international	$81	$77	5%

n/m - Percentage change not meaningful.

	Nine Months Ended September 30,		Percent Change
In millions	2009	2008	2009 vs. 2008
Gross premiums written:
U.S. public finance	$(19)	$876	-102%

Structured finance and international
U.S.	(1)	165	-101%
Non-U.S.	(30)	132	-123%

Total structured finance and international	$(31)	$297	-110%

Net premiums written:
U.S. public finance	$(19)	$873	-102%

Structured finance and international
U.S.	13	144	-91%
Non-U.S.	46	100	-54%

Total structured finance and international	$59	$244	-76%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the three and nine months ended September 30, 2009, the Company did not write any material U.S. public finance insurance or any structured finance and international insurance. The lack of insurance writings in 2009 in each segment reflects the significant decline in demand for insurance by issuers and investors as a result of the insurance financial strength credit ratings downgrades of MBIA Insurance Corporation by the major rating agencies that occurred in 2008 and 2009, and the ratings assigned to National in 2009. The Company does not expect National to write new business prior to an upgrade of its insurance financial strength ratings and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation of National, including the resolution of pending litigation. Similarly, the Company does not expect MBIA Corp. to write new business prior to an upgrade of its insurance financial strength credit ratings. The likelihood of an upgrade of MBIA Corp.’s insurance financial strength ratings to required levels in the near future is low given its significant exposure to mortgage-related risks, as well as a degradation in other qualitative factors such as its financial flexibility and business franchise value, which are considered by the rating agencies in their ratings evaluation process. The GPW amounts for 2009 presented in the preceding tables represent adjustments to premiums on installment policies closed in prior periods due to changes in the expected term of such policies. The NPW amounts for 2009 presented in the preceding tables represent GPW net of reinsurance activity, which includes the effects of terminating reinsurance agreements with our reinsurers.

Net premiums earned on non-derivative financial guarantees for the three and nine months ended September 30, 2009 and 2008 are presented in the following tables. Net premiums earned include scheduled premium earnings and premium earnings from refunded issues.

	Three Months Ended September 30,		Percent Change 2009 vs. 2008
In millions	2009	2008
Net premiums earned:
U.S. public finance	$143	$145	-2%

Structured finance and international
U.S.	42	48	-12%
Non-U.S.	32	49	-34%

Total structured finance and international	$74	$97	-23%

	Nine Months Ended September 30,		Percent Change 2009 vs. 2008
In millions	2009	2008
Net premiums earned:
U.S. public finance	$426	$357	19%

Structured finance and international
U.S.	129	145	-10%
Non-U.S.	147	146	1%

Total structured finance and international	$276	$291	-5%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. public finance net premiums earned of $143 million for the three months ended September 30, 2009 decreased 2% compared with the same period in 2008. The decrease was primarily due to a $41 million or 47% decline in refunded premiums earned in the third quarter of 2009 compared with the same period of 2008. The decrease is consistent with the overall decline in refundings experienced in the municipal market during 2009. However, the decrease was largely offset by an increase in scheduled premiums earned of $39 million or 69% primarily due to premium earnings on policies assumed from FGIC in the third quarter of 2008. U.S. public finance net premiums earned of $426 million for the nine months ended September 30, 2009, increased 19% compared with the same period of 2008. The increase was primarily due to premium earnings on policies assumed from FGIC partially offset by a decrease in refunding activity of $66 million compared with the same period in 2008. Structured finance and international net premiums earned of $74 million for the three months ended September 30, 2009 decreased 23% compared with the same period in 2008. The decrease was primarily due to a reduction in structured finance premium earnings related to applying the new earnings methodology prescribed for financial guarantee insurance contracts effective January 1, 2009. Additionally, the maturity of policies in prior periods has adversely affected premiums earned. For the nine months ended September 30, 2009 structured finance and international net premiums earned of $276 million decreased 5% compared with the same period in 2008 as a result of a reduction in structured finance premium earnings from applying the new earnings methodology prescribed for financial guarantee insurance contracts and the maturity of policies, partially offset by the recognition of $45 million of premiums related to the termination of MBIA’s remaining Eurotunnel exposure.

CREDIT QUALITY Financial guarantee insurance companies use a variety of approaches to assess the underlying credit risk profile of their insured portfolios. MBIA uses both an internally developed credit rating system as well as third-party rating sources in the analysis of credit quality measures of its insured portfolio. In evaluating credit risk, we obtain, when available, the underlying rating of the insured obligation before the benefit of its insurance policy from nationally recognized rating agencies, such as Moody’s and S&P. Other companies within the financial guarantee industry may report credit quality information based upon internal ratings that would not be comparable to our presentation.

The following table presents the credit quality distribution of MBIA’s outstanding net par insured as of September 30, 2009 and 2008. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

In millions	September 30, 2009		September 30, 2008
	Net Par Outstanding		Net Par Outstanding
Rating	Amount	%	Amount	%
U.S. public finance:
AAA	$19,664	3.8%	$17,551	3.3%
AA	240,444	46.1%	242,311	45.1%
A	210,160	40.4%	220,727	41.1%
BBB	47,952	9.2%	53,470	9.9%
Below investment grade	2,531	0.5%	3,372	0.6%

Total	$520,751	100.0%	$537,431	100.0%

Structured finance and international:
AAA	$92,689	43.0%	$124,982	52.0%
AA	15,702	7.3%	23,956	10.0%
A	41,033	19.0%	24,448	10.2%
BBB	39,993	18.6%	37,831	15.7%
Below investment grade	25,986	12.1%	29,001	12.1%

Total	$215,403	100.0%	$240,218	100.0%

As of September 30, 2009, total U.S. public finance net par outstanding rated A or above, before giving effect to MBIA’s guarantee, remained at 90% compared with September 30, 2008. As of September 30, 2009 and 2008, net par outstanding rated below investment grade was less than 1%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2009, total structured finance and international net par outstanding rated A or above, before giving effect to MBIA’s guarantee, was 69% compared with 72% as of September 30, 2008. Adverse changes in the ratings of our structured finance and international net par outstanding was principally a result of ratings downgrades on our mortgage-related exposure. As of September 30, 2009 and 2008, 12% of net par outstanding was rated below investment grade.

INVESTMENT INCOME Net investment income in our insurance operations for the three and nine months ended September 30, 2009 and 2008 and ending investment asset balances at amortized cost as of September 30, 2009 and December 31, 2008 are presented in the following tables:

	Three Months Ended September 30,					Percent Change 2009 vs. 2008
In millions	2009				2008
Net Investment Income	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations
Core net investment income	$61	$47	$-	$108	$134	-19%
VIE investment income	-	16	-	16	13	26%

Pre-tax investment income	$61	$63	$-	$124	$147	-15%
After-tax investment income	$47	$42	$-	$89	$114	-22%

	Nine Months Ended September 30,					Percent Change 2009 vs. 2008
In millions	2009				2008
Net Investment Income	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations
Core net investment income	$152	$192	$-	$344	$406	-15%
VIE investment income	-	63	-	63	41	54%

Pre-tax investment income	$152	$255	$-	$407	$447	-9%
After-tax investment income	$120	$173	$-	$293	$353	-17%

In millions	September 30, 2009				Pre-tax yield(1)	December 31, 2008	Pre-tax yield(1)
Investments at Amortized Cost	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations		Insurance Operations
Core fixed-income securities:
Tax-exempt	$2,124	$465	$-	$2,589	4.25%	$3,157	4.49%
Taxable	2,577	732	-	3,309	7.86%	3,454	5.69%
Short-term	537	1,251	-	1,788	1.37%	1,542	2.16%

Total fixed-income	5,238	2,448	-	7,686	5.13%	8,153	4.56%
Other	-	127	-	127		49

Core asset balances at amortized cost	$5,238	$2,575	$-	$7,813		$8,202

VIE assets at amortized cost	-	2,621	-	2,621		1,846

Ending asset balances at amortized cost	$5,238	$5,196	$-	$10,434		$10,048

(1) -	Estimated yield-to-maturity.

For the three and nine months ended September 30, 2009, our U.S. public finance insurance investment portfolio generated $61 million and $152 million, respectively, of pre-tax net investment income, excluding net realized gains and losses. Invested assets in this segment were principally funded by capital contributions to National and the assumption of U.S. public finance premiums from MBIA Corp., including those premiums assigned under the reinsurance agreement with FGIC on February 17, 2009. Additionally, National entered into simultaneous repurchase and reverse repurchase agreements with our asset/liability products segment, which provides yield enhancement to our U.S. public finance insurance investment portfolio as a result of increased net interest earnings from these collective agreements. As of September 30, 2009, the notional amount utilized under these agreements was $1.7 billion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the three and nine months ended September 30, 2009, our structured finance and international insurance investment portfolio generated $63 million and $255 million, respectively, of pre-tax net investment income, excluding net realized gains and losses. Invested assets in this segment were adversely impacted by dividends from MBIA Corp. to MBIA Inc. and the cession of MBIA Corp.’s U.S. public finance business to National on February 17, 2009. Additionally, MBIA Corp. entered into a repurchase agreement with our asset/liability products segment for which interest income on this secured lending arrangement is included in our structured finance and international insurance net investment income. As of September 30, 2009, the amount loaned to our asset/liability products segment under this agreement totaled $2.0 billion. During October and November of 2009, a total of $100 million of the repurchase agreement was repaid.

Our combined insurance pre-tax net investment income, excluding net realized gains and losses, decreased 15% to $124 million from $147 million for the three months ended September 30, 2009. For the first nine months of 2009, combined insurance pre-tax net investment income, excluding net realized gains and losses, decreased 9% to $407 million from $447 million for the same period of 2008. The decrease in pre-tax net investment income reflects a decline in average invested assets as a result of loss payments made over the past 12 months and a decline in investment yields as a result of investing in shorter term assets with lower yields. After-tax net investment income decreased 22% and 17% for the three and nine months ended September 30, 2009, respectively, compared with the same periods of 2008. The larger decrease in after-tax net investment income compared with 2008 resulted from a higher proportion of taxable investments held during 2009.

VIE investment income is generated from interest bearing assets held by such entities and supports the payment of interest expense on debt issued by these entities. The increase in VIE interest income primarily resulted from an increase in VIEs consolidated by MBIA Insurance Corporation during the fourth quarter of 2008 and second quarter of 2009. Excluding interest income related to VIEs, combined insurance net investment income decreased 19% and 15% on a pre-tax basis and 26% and 23% on an after-tax basis for the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008.

Combined insurance ending assets at amortized cost as of September 30, 2009 increased compared with December 31, 2008 due to a VIE consolidated in the second quarter of 2009. Combined insurance ending asset balances at amortized cost excluding VIE assets were $7.8 billion and $8.2 billion as of September 30, 2009 and December 31, 2008, respectively. Tax-exempt investments represented 30% and 40% of ending asset balances, excluding VIE assets, as of September 30, 2009 and December 31, 2008, respectively.

FEES AND REIMBURSEMENTS For the three months ended September 30, 2009, combined insurance fees and reimbursements were $7 million compared with $4 million for the same period of 2008. The increase was primarily due to waiver and consent fees related to the ongoing management of our structured finance and international insurance business. For the nine months ended September 30, 2009, combined insurance fees and reimbursements were $30 million compared with $6 million for the same period of 2008. The increase in fees and reimbursements in the nine months ended September 30, 2009 includes an advisory fee on a Latin American infrastructure transaction and an increase in waiver and consent fees related to the ongoing management of our structured finance and international insurance business. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES MBIA has sold credit protection by insuring derivative contracts with various financial institutions. As of September 30, 2009, we had $124.8 billion of net par outstanding on insured derivatives compared with $143.7 billion as of September 30, 2008. During the three months ended September 30, 2009, 4 insured credit derivative transactions, representing $2.1 billion in net par outstanding, either matured or were contractually terminated prior to maturity without payments by MBIA. During the nine months ended September 30, 2009, 17 insured credit derivative transactions, representing $11.7 billion in net par outstanding, either matured or were contractually terminated prior to maturity without payments by MBIA. In the fourth quarter of 2009, MBIA entered into a settlement agreement with one of its counterparties related to two additional insured credit derivative transactions that resulted in the elimination of $1.2 billion in net par outstanding in exchange for a one-time payment of $94 million, net of reinsurance. The impact of the payment and reduction in exposure will be reflected in the Company’s results for the fourth quarter of 2009.

In certain cases, the Company reinsured credit derivative transactions thereby purchasing credit protection on a portion of the risk written. Substantially all of the Company’s insured derivative exposure was written by its structured finance and international insurance segment. Insured derivatives within the Company’s U.S. public finance insurance segment primarily relate to interest rate swaps that were insured with municipal debt obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Changes in fair value of the insured derivatives are recorded in “Net change in fair value of insured derivatives” in the consolidated statements of operations. The “Realized gains (losses) and other settlements on insured derivatives” include (i) net premiums received and receivable on written derivative contracts, (ii) net premiums paid and payable to reinsurers in respect of derivative contracts, (iii) net amounts received or paid on reinsurance commutations, (iv) losses paid and payable to derivative contract counterparties due to the occurrence of a credit event or settlement agreement, (v) losses recovered and recoverable on purchased derivative contracts due to the occurrence of a credit event or settlement agreement, and (vi) fees relating to derivative contracts. The “Unrealized gains (losses) on insured derivatives” include all other changes in fair value of the derivative contracts. The following tables present the net premiums earned related to derivatives and the components of the net change in fair value of insured derivatives for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009				2008
In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Net premiums and fees earned on insured derivatives	$0	$30	$-	$30	$34	n/m
Realized gains (losses) on insured derivatives	-	(61)	-	(61)	-	0%

Realized gains (losses) and other settlements on insured derivatives	0	(31)	-	(31)	34	n/m
Unrealized gains (losses) on insured derivatives	(0)	(810)	-	(810)	105	n/m

Net change in fair value of insured derivatives	$0	$(841)	$-	$(841)	$139	0%

	Nine Months Ended September 30,
	2009				2008
In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Net premiums and fees earned on insured derivatives	$0	$93	$-	$93	$102	-9%
Realized gains (losses) on insured derivatives	-	(60)	-	(60)	-	0%

Realized gains (losses) and other settlements on insured derivatives	0	33	-	33	102	-9%
Unrealized gains (losses) on insured derivatives	(0)	1,223	-	1,223	(148)	n/m

Net change in fair value of insured derivatives	$0	$1,256	$-	$1,256	$(46)	n/m

n/m - Percentage change not meaningful.
The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. As a result, premiums earned related to insured credit derivatives will decrease over time as exposure to such transactions declines. Realized losses on insured derivatives for the three months and nine months ended September 30, 2009 resulted from payments on a multi-sector CDO transaction.

Unrealized losses on insured derivatives for the three months ended September 30, 2009 were $810 million compared with unrealized gains of $105 million in the same period of 2008. Unrealized mark-to-market losses on insured CDS contracts during the third quarter of 2009 comprised three primary factors. A significant positive effect (reducing mark-to-market losses) was the tightening of credit spreads on referenced obligations in these contracts. This trend reflects the market’s view of an improving credit and liquidity profile. More than offsetting this favorable impact were unrealized mark-to-market losses related to MBIA’s nonperformance risk and enhancements to internal inputs. Credit spreads and market recovery rate assumptions for MBIA Corp. followed the same improving trend as the spreads for reference obligations, but the impact on mark-to-market results is the opposite. As MBIA Corp.’s market credit perception improves, the market value of our obligations increases which also increases unrealized mark-to-market losses. Also, some enhancements were made to the model inputs used to estimate mark-to-market to better reflect the current environment and available market information. Those enhancements also increased unrealized mark-to-market losses. Enhancements to our valuation models and inputs are discussed in the “Critical Accounting Estimates” section included herein. Unrealized gains in the third quarter of 2008 were primarily due to the deterioration in MBIA’s CDS spreads partially offset by losses due to collateral erosion and wider spreads.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unrealized gains for the nine months ended September 30, 2009 were $1.2 billion compared with unrealized losses in 2008 of $148 million. Unrealized gains for the nine months ended September 30, 2009 were primarily due to narrower corporate spreads and transaction terminations, partially offset by changes to our valuation model and inputs. Unrealized losses for the nine months ended September 30, 2008 were primarily due to spread widening, credit migration, lower recovery rates, and collateral erosion. This was significantly offset by the deterioration in MBIA’s CDS spreads. As of September 30, 2009, MBIA Corp.’s one to ten year CDS spread ranged from an upfront spread of 25% plus 5% per annum to 60% upfront plus 5% per annum compared to a 5-year spread of 41.5% upfront plus 5% per annum as of September 30, 2008.

We estimate that additional credit impairments on insured derivatives for the three months ended September 30, 2009 were $250 million across 10 CDO transactions. Beginning with the fourth quarter of 2007 through September 30, 2009, total credit impairments on insured derivatives were estimated at $2.4 billion across 14 CDO transactions, inclusive of five CDO transactions for which we realized net losses of $594 million. Credit impairments on insured derivatives represent the present values of our estimates of expected future claim payments, which may differ from a transaction’s fair value. Insured derivative contracts have similar terms and conditions to the Company’s non-derivative insurance contracts and are evaluated for credit impairment under the same risk monitoring process. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may not result in a claim payment. In the absence of further credit impairment or the termination of derivatives at a loss, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse at the maturity of these contracts. Additionally, the Company is not required to post collateral to counterparties of these contracts, thereby avoiding liquidity risks typical of standard credit derivative contracts. Refer to “Note 16: Commitment and Contingencies” in the Notes to Consolidated Financial Statements for information about legal actions commenced by MBIA with respect to certain CDS contracts. The outcome of such legal actions may affect the amount of realized losses ultimately incurred by the Company. Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expenses” in our consolidated statements of operations. Such costs totaled $2 million and $5 million for the three months ended September 30, 2009 and 2008, and $18 million and $5 million for the nine months ended September 30, 2009 and 2008, respectively.

The following table estimates the attribution of the unrealized loss on insured credit derivatives for the three months ended September 30, 2009 by sector and does not represent actual losses paid due to each attribute:

In millions	Sector
Attribute (1)	Multi-Sector excluding CDO- Squared / Deductible (2)	CDO-Squared and Deductible (3)	CMBS Pools and CRE CDOs (3)	Corporate CDOs (3)	Other (4)	Total
Change in spread/price	$8	$5	$215	$97	$51	$376
Change in collateral erosion	(52)	(46)	(6)	(18)	4	(118)
Change in collateral rating	(3)	0	0	(8)	0	(11)
Change in recovery rates	0	(51)	0	0	0	(51)
Change in MBIA’s CDS spread	(313)	(91)	(119)	(119)	(17)	(659)
Model/Input enhancements	390	(84)	(595)	0	0	(289)
Other	(13)	27	(32)	(23)	(17)	(58)

Total	$17	$(240)	$(537)	$(71)	$21	$(810)

(1) - After MBIA’s and reinsurer’s nonperformance risk.

(2) - Valued using direct pricing model, binomial exponential technique.

(3) - Valued using binomial expansion technique.

(4) - Valued using binomial expansion technique, dual default probability model and Black-Scholes model.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table estimates the attribution of the unrealized loss on insured credit derivatives for the nine months ended September 30, 2009 by sector and does not represent actual losses paid due to each attribute:

In millions	Sector
Attribute (1)	Multi-Sector excluding CDO-Squared / Deductible (2)	CDO-Squared and Deductible (3)	CMBS Pools and CRE CDOs (3)	Corporate CDOs (3)	Other (4)	Total
Change in spread/price	$9	$7	$404	$563	$18	$1,001
Change in collateral erosion	(354)	(46)	(6)	(113)	12	(507)
Change in collateral rating	(64)	(28)	(5)	(36)	0	(133)
Change in recovery rates	(20)	(51)	(9)	(28)	0	(108)
Change in MBIA’s CDS spread	832	214	163	204	34	1,447
Model/Input enhancements	11	(247)	(930)	(253)	(33)	(1,452)
Terminations	134	0	0	(0)	114	248
Other	106	150	(57)	509	19	727

Total	$654	$(1)	$(440)	$846	$164	$1,223

(1) - After MBIA’s and reinsurers’ nonperformance risk.

(2) - Valued using binomial exponential technique, direct pricing model.

(3) - Valued using binomial expansion technique.

(4) - Valued using binomial expansion technique, dual default probability model and Black-Scholes model.

The presentation of the attribution included in the preceding tables has changed from prior quarters. One important difference is that we have isolated the impact of each attribute after nonperformance risk. So, for example, the “Change in Spread/Price” reflects the effect on our post non-performance risk mark from the change in spreads. In addition, we have identified the models used to mark each category and included a new attribute for model/input enhancements.

Refer to the preceding “Critical Accounting Estimates” section included herein for further information about the fair values of our insured derivative instruments.

NET REALIZED GAINS AND LOSSES Combined insurance net realized losses totaled $45 million for the three months ended September 30, 2009, compared to net realized gains of $26 million for the three months ended September 30, 2008. For the first nine months of 2009, combined insurance net realized losses were $29 million compared with net realized gains of $68 million for the same period in 2008. The net realized losses for the three and nine months ended September 30, 2009 were primarily related to impairment charges in our structured finance and international insurance segment, partially offset by net gains from the ongoing management of our U.S. public finance insurance and our structured finance and international insurance portfolios.

NET GAINS AND LOSSES ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Combined insurance net gains and losses on financial instruments at fair value and foreign exchange primarily represent foreign exchange gains and losses on the sale of investments and translation of non-functional currency activities. For the three months ended September 30, 2009, net gains on financial instruments at fair value and foreign exchange were $27 million compared with net losses of $7 million in the same period in 2008. For the nine months ended September 30, 2009, net gains on financial instruments at fair value and foreign exchange were $39 million compared with net gains of $155 million in the same period in 2008. Net gains for the three and nine months ended September 30, 2009 were generated by our structured finance and international insurance segment and were due to net gains from foreign exchange. Net losses for the three months ended September 30, 2008 were largely due to foreign exchange losses partially offset by gains resulting from changes in the fair value of a credit facility, which was terminated in the fourth quarter of 2008. Net gains for the nine months ended September 30, 2008 were primarily due to changes in the fair value of a credit facility. Gains on this facility for the three and nine months ended September 30, 2008 were due to an increase in the differential between the Company’s CDS spreads and the yield applicable to the facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Combined insurance investment losses related to other-than-temporary impairments totaled $50 million and $91 million for the three and nine months ended September 30, 2009, respectively. Refer to the “Liquidity” section included herein for additional information about impaired investments.

LOSSES AND LOSS ADJUSTMENT EXPENSES MBIA’s Insured Portfolio Management (“IPM”) Division is responsible for monitoring MBIA-insured issues. The level and frequency of MBIA’s monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If IPM identifies concerns with respect to the performance of an insured issue it may designate such insured issue as “Caution List-Low,” “Caution List-Medium,” “Caution List-High,” or “Classified.”

The amounts included within this “Loss and Loss Adjustment Expenses” section exclude realized and unrealized gains and losses and estimated credit impairments on insured credit derivatives. Refer to the “Net Change in Fair Value of Insured Derivatives” section included herein for information about payments we have made or expect to make under insured credit derivative transactions.

Effective January 1, 2009, the Company no longer records an unallocated loss reserve for losses that occurred or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. The Company’s loss and LAE reserves as of September 30, 2009 represent case basis reserves and accruals for LAE incurred. Case basis reserves represent the Company’s estimate of expected losses on credits that have defaulted or are expected to default.

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for information about the impact of newly effective guidance related to the accounting for financial guarantee insurance contracts. Additionally, a further description of the Company’s loss reserving policy is included in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

The following tables present information about our insurance reserves and recoverables as of September 30, 2009 and December 31, 2008, as well as our loss and LAE provision for the nine months ended September 30, 2009 and 2008:

	September 30,			December 31,
	2009			2008
In millions	U.S. Public Finance	Structured Finance and International	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Gross losses and LAE reserves	$230	$1,093	$1,323	$1,326	0%
Reinsurance recoverable on unpaid losses	11	23	34	57	-39%
Unallocated	-	-	-	232	-100%

Net losses and LAE reserves	$219	$1,070	$1,289	$1,501	-14%

Insurance loss recoverable	$38	$2,170	$2,208	$459	n/m

n/m - Percentage change not meaningful.

	September 30,
	2009			2008
In millions	U.S. Public Finance	Structured Finance and International	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Net Losses and LAE incurred	$92	$111	$203	$1,292	-84%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Losses and LAE incurred in our U.S. public finance insurance segment totaled $92 million for the nine months ended September 30, 2009 primarily related to an affordable housing transaction and a student loan transaction. Losses and LAE incurred in our structured finance and international insurance segment totaled $111 million in the first nine months of 2009 and were primarily related to the segment’s second-lien RMBS exposure. Total losses of $111 million comprised of $1.8 billion of losses net of $1.7 billion of loss recoveries. Approximately $1.2 billion of loss recoveries related to ineligible mortgages in certain insured second-lien RMBS securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans and approximately $550 million related to recoveries of amounts expected to be paid from excess cash flows within the securitizations. The Company’s combined insurance losses and LAE incurred was $203 million for the nine months ended September 30, 2009 compared with $1.3 billion for the same period of 2008, which were also largely attributable to our second-lien RMBS exposure. Losses on our second-lien RMBS exposure during 2009 continue to be primarily driven by high levels of loans that did not meet eligibility criteria for inclusion in MBIA-insured transactions, improperly serviced loans, and the impact of weakening economic conditions.

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. As of September 30, 2009, case basis reserves consisted of the following:

$ in millions	Number of Case Basis Issues	Loss Reserve	Net Par Outstanding
U.S. Public Finance
Gross of reinsurance:
Issues with defaults	8	$202	$342
Issues without defaults	2	28	340

Total gross U.S. public finance	10	$230	$682
Net of reinsurance:
Issues with defaults	8	$192	$326
Issues without defaults	2	27	332

Total net U.S. public finance	10	$219	$658
Structured finance and international
Gross of reinsurance:
Issues with defaults	70	$945	$13,286
Issues without defaults	7	148	1,147

Total gross structured finance and international	77	$1,093	$14,433
Net of reinsurance:
Issues with defaults	70	$928	$12,857
Issues without defaults	7	142	1,105

Total net structured finance and international	77	$1,070	$13,962

MBIA recognizes expected potential recoveries of paid claims based on the present value of expected net cash inflows to be received discounted at the risk-free rate as of the measurement date. Such amounts are reported as “Insurance loss recoverable” and the corresponding estimated recovery amounts due to reinsurers are included within “Other liabilities” in the Company’s consolidated balance sheets. As of September 30, 2009 and December 31, 2008, insurance loss recoverables were $2.2 billion and $459 million, respectively. The increase in our insurance loss recoverable principally resulted from $1.2 billion in expected recoveries resulting from the aforementioned obligations of the sellers/servicers of RMBS transactions to repurchase ineligible loans. We also recognized estimated recoveries of approximately $550 million based on expected excess interest in RMBS securitizations. As of September 30, 2009 and December 31, 2008, insurance loss recoverables due to reinsurers totaled $42 million and $13 million, respectively. Insurance loss recoverables are only paid to reinsurers upon receipt of such amounts by MBIA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Structured Finance and International Insurance Losses

Residential Mortgage Exposure

MBIA insures MBS backed by subprime mortgages directly through RMBS securitizations. MBIA also has indirect exposure to subprime mortgages that are included in CDOs in which MBIA guaranteed the senior most tranche of such transactions. There has been considerable stress and continued deterioration in the subprime mortgage market throughout 2008 and the first nine months of 2009 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of September 30, 2009, the Company had $3.9 billion of net par outstanding from direct exposure to subprime mortgages and $5.0 billion of indirect exposure to subprime mortgages in the form of performing collateral within CDOs compared with $4.0 billion and $11.5 billion, respectively, as of September 30, 2008. Of the $5.0 billion of indirect exposure, $4.3 billion was related to CDOs executed in derivative form. While subprime transactions directly guaranteed by MBIA include collateral consisting of mortgages originated during 2005, 2006, and 2007, given the amount of subordination below MBIA’s insured portion of such transactions available to absorb any losses from collateral defaults, we currently do not expect material ultimate losses on these transactions. As of September 30, 2009, there were no insured direct subprime mortgage transactions with 2005, 2006, or 2007 subprime mortgage collateral appearing on the Company’s Classified List or Caution Lists. However, as of September 30, 2009, we expected losses of $19 million (on a present value basis) on five secondary market multi-sector CDOs with net par outstanding of $167 million that include subprime mortgage exposure and that were reported on our Classified List. Additionally, there were six secondary market multi-sector CDOs with net par outstanding of $188 million that included subprime mortgage exposure and that were reported on our Caution List.

In the third quarter of 2009, we incurred loss and LAE of $83 million related to an insured first-lien Alt-A transaction. This transaction is unlike our other Alt-A exposures as the underlying mortgages in this transaction are primarily adjustable-rate mortgages, which generally perform worse than Alt-A exposures with underlying fixed-rate mortgages. Delinquencies in the underlying mortgages in this transaction began increasing in the second half of 2008 and peaked in January 2009. We believe that the delinquency pattern is closely tied to the economic environment, servicer performance-related issues, and relatively few successful loan modifications by the loan servicers.

MBIA also insures MBS backed by mortgages that when originally underwritten were deemed to be issued to prime and near prime borrowers, including second-lien residential mortgage securitizations (revolving HELOC loans and CES mortgages). Since the second half of 2007, the performance of our second-lien transactions has deteriorated significantly. As of September 30, 2009, we paid a total of $3.3 billion on these transactions and have a case basis reserve of $883 million. The case basis reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the cash receipts we expect from the performing mortgages in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance Loss Recoverable” as discussed above. The payments that we make largely go to reduce the principal balances of the securitizations.

We paid approximately $636 million and $1.9 billion on RMBS transactions in the three and nine months ended September 30, 2009, respectively. As of September 30, 2009, the net par outstanding of all insured RMBS transactions was $12.8 billion, compared with $13.7 billion as of December 31, 2008.

Since the second half of 2008, we have observed an increase in delinquencies, which peaked in January 2009, and a greater than expected level of losses being realized within the individual transactions of our insured second-lien residential mortgage securitizations. Due to a combination of the overall weakening in the economic environment, servicer performance related issues and relatively few successful loan modifications by the loan servicers, we recorded loss and LAE related to our second-lien residential mortgage exposures of $1.8 billion in the first nine months of 2009. This provision primarily reflects additions to previously established reserves on certain deals rather than a material increase in the number of transactions requiring loss reserves. Loss and LAE on these transactions were offset by the establishment of an insurance loss recoverable of $1.7 billion related to loan losses principally associated with ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the mortgages loans and amounts expected to be paid from excess cash flows within the securitizations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The majority of expected recoveries from second-lien RMBS transactions recorded in the first nine months of 2009 arise from a forensic review of defaulted mortgage loans in 27 insured first and second-lien mortgage loan securitizations. The representations and warranties in each insured RMBS securitization contractually obligate the seller to repurchase these ineligible loans at a price equal to their outstanding principal balance plus accrued interest or to replace them with eligible mortgage loans. While the Company believes that these mortgage loans are subject to a repurchase or replacement obligation by the sellers/servicers, successful challenges of such determinations by the sellers/servicers could result in the Company recovering less than the amount of its estimated recoveries. The Company is continuing to review and evaluate additional mortgage loans in its insured RMBS pools and expects that there will be additional mortgages in these or in other transactions that are subject to a repurchase or replacement obligation by the seller/servicer. In addition, recoveries and damages from legal actions that MBIA has filed against certain of the seller-servicers could result in recoveries that are substantially higher than the amount currently recognized as recoveries. In addition, we also recorded recoveries during 2009 based on expected receipts of excess interest in securitizations. Refer to the “Critical Accounting Estimates” section included herein for additional information about assumptions used to estimate recoveries on our RMBS exposure.

In October 2008, MBIA Corp. filed lawsuits against two mortgage loan seller/servicers alleging, among other things, misrepresentations concerning the quality of loans made by these seller/servicers, which were included in a number of MBIA-insured second-lien residential mortgage securitizations. In particular, MBIA believes that a very high proportion of the defaulted loans in these securitizations are in breach of the originators’ representations with respect to such loans and, therefore, should have been excluded from the securitizations. In addition, after extensive review, we believe that these parties have failed to honor their contractual obligations regarding loan repurchases and ongoing servicing practices. For more information on these and other lawsuits commenced by MBIA, refer to “Note 16: Commitments and Contingencies” in the Notes to Consolidated Financial Statements. The ineligibility of mortgages in the securitizations and the litigation in general will have no impact on the holders of the insured securities, as MBIA will continue to honor its payment obligations under its insurance policies.

The following table presents the net par outstanding of MBIA’s RMBS insured exposure as of September 30, 2009 by S&P credit rating category:

	Net Par Outstanding
In millions	Prime	Subprime	HELOC	CES	Total
AAA	$3,624	$2,709	$-	$20	$6,353
AA	25	28	-	-	53
A	525	251	90	40	906
BBB	705	116	1,349	1,479	3,649
Below investment grade	840	773	4,788	5,365	11,766

Total Net Par	$5,719	$3,877	$6,227	$6,904	$22,727

The following table presents the net par outstanding by vintage year of MBIA’s second-lien residential mortgage securitization insured exposure as of September 30, 2009:

	Net Par Outstanding
In millions	HELOC	% of Total HELOC	CES	% of Total CES
2007	$879	14%	$4,548	66%
2006	2,229	36%	2,187	32%
2005	1,777	29%	-	0%
2004	1,065	17%	109	1%
2003 and prior	277	4%	60	1%

Total net par	$6,227	100%	$6,904	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides a listing of second-lien residential mortgage securitization and Alt-A transactions included in MBIA’s insured portfolio that were performing below MBIA’s expectations as of September 30, 2009:

Obligor Name	Net Par Outstanding (in millions)
HELOC:
GMACM 2006-HE4	$801
Countrywide Home Equity Master Trust 2005-M	575
Countrywide Home Equity Master Trust 2005-I	531
Countrywide Home Equity 2006-E	524
Countrywide Home Equity Series 2007-E	488
Countrywide Home Equity Series 2005-E	443
Countrywide Home Equity 2006-G	355
IndyMac Home Equity Line Asset-Backed Series 2006-H4	326
GMAC Mortgage Corporation 2004-HE4	321
Countrywide Home Loans Inc 2005-A 1-A, 2-A	228
Residential Funding Home Equity Loan Trust 2006-HSA1	216
Countrywide Home Loans Inc 2004-1	214
Countrywide Home Loans Inc 2004P	143
Residential Funding Home Equity Loan Trust 2006-HSA4	121
Residential Funding Mortgage Securities 2007-HSA3	111
Residential Funding Home Equity Loan Trust 2006-HSA5	102
GSR 2007-HEL1	64

Total HELOC net par outstanding	5,563
CES:
Countrywide Home Loans CWHEQ 2007-S1	966
GMACM Home Equity Loan Trust 2007-HE1	632
Countrywide Home Loans CWHEQ 2007-S2	619
Countrywide Home Loans CWHEQ 2006-S8	557
Countrywide Home Equity 2006-S9	552
Residential Funding Corporation 2007-HSA2	544
Countrywide Home Loans CWHEQ 2007-S3	440
Flagstar Home Equity Loan Asset Backed Trust 2007-1	401
Credit Suisse Home Equity Mortgage Trust	319
Residential Funding Mortgage Securities 2007-HSA3	268
Flagstar 2006-1	195
IndyMac Home Equity Mortgage Loan 2007-1 Class A & Class A-IO	147
Morgan Stanley Mortgage Loan Trust 2007-9SL	134
IndyMac Home Equity Loan ABS Trust 2007-2	77

Total CES net par outstanding	5,851
Alt-A:
Deutsche Bank Alt-A Securities Trust 2007-AR3	532
Total Alt-A net par outstanding	532

Total net par outstanding	$11,946

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufactured Housing

MBIA continues to closely monitor the manufactured housing sector, which has experienced stress during the last several years. MBIA ceased writing business in this sector, other than through certain CDO transactions, in 2000. As of September 30, 2009, the Company had $21 million in case basis reserves, net of reinsurance, covering net insured par outstanding of $105 million on three credits within the manufactured housing sector. The Company had additional manufactured housing net insured par outstanding of $1.6 billion as of September 30, 2009, of which approximately 23% was reported as “Caution List-Medium” and “Caution List-High.”

Other

In the fourth quarter of 2008, the Company took remediation action on an international infrastructure financing transaction for which the performance trends had increased the risk of future losses. The project’s revenue was below original projections and the issuer’s debt was trading at a significant discount. In the fourth quarter of 2008, we purchased approximately 62% of the outstanding debt of the issuer at a discount to par. As a consequence, the Company consolidated the issuer as a VIE. In the first nine months of 2009, the Company purchased an additional 12% of the outstanding debt of the issuer at a discount to par. The asset of the consolidated VIE is the loan to the project’s operator. The Company has recognized a $41 million realized loss on this asset.

REINSURANCE Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. In 2009, MBIA reassumed par outstanding of $5.8 billion from eight reinsurers. MBIA will continue to evaluate its use of reinsurance, which may result in future portfolio commutations from reinsurers.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of September 30, 2009, the total amount available under these letters of credit and trust arrangements was $796 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of September 30, 2009, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $23.9 billion compared with $54.9 billion as of December 31, 2008. Of the $23.9 billion of ceded par outstanding as of September 30, 2009, $14.6 billion was ceded from our U.S. public finance insurance segment and $9.3 billion was ceded from our structured finance and international insurance segment.

The following table presents the credit ratings and ratings status, percentage of outstanding par ceded, the reinsurance recoverable, derivative asset, and estimated credit impairments by reinsurer as of September 30, 2009 for our combined insurance operations. Estimated credit impairments represent the reinsurers’ portion of amounts we expect to pay on insured derivative contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In millions
Reinsurers	Standard & Poor’s Rating (Status)		Moody’s Rating (Status)	Percentage of Total Par Ceded	Reinsurance Recoverable	Derivative Asset	Estimated Credit Impairments on Insured Derivatives
Channel Reinsurance Ltd.	N/R(1)		RWR(2)	59.68%	$27	$669	$354

Assured Guaranty Corp.	AAA (Negative Outlook	)	Aa2 (Rating Under Review)	22.75%	8	-	-
Mitsui Sumitomo Insurance Company Ltd.	AA (Negative Outlook	)	Aa3 (Stable)	12.50%	16	51	4

Assured Guaranty Re Ltd.	AA (Stable	)	Aa3 (Rating Under Review)	2.31%	2	-	-
Overseas Private Investment Corporation	AAA (Stable	)	Aaa (Stable)	1.21%	-	-	-
Export Development Corporation	AAA (Stable)		Aaa (Stable)	0.83%	-	-	-

Old Republic Insurance Company	A+ (Negative Outlook	)	Aa3 (Stable)	0.43%	-	-	-
Partner Reinsurance Ltd.	AA- (Negative Outlook	)	Aa3 (Stable)	0.19%	-	-	-

Assurances Generales de France	AA (Stable	)	Aa3 (Stable)	0.01%	-	-	-
Not currently rated				0.09%	-	-	-

Total				100.00%	$53	$720	$358

(1) -	Not rated.

(2) -	Rating withdrawn.

MBIA owns a 17.4% equity interest in Channel Re. In March 2009, Moody’s downgraded Channel Re to B3 with a negative outlook and the rating was subsequently withdrawn. In March 2009, S&P downgraded Channel Re to BB+ and the rating was subsequently withdrawn. As of September 30, 2009, the Company expects Channel Re to continue to report negative shareholders’ equity on a GAAP basis primarily due to unrealized losses on its insured credit derivatives based on fair value accounting. As of September 30, 2009, the fair value of the derivative assets related to credit derivatives ceded to Channel Re was $669 million and the reinsurance recoverable from Channel Re was $27 million. After considering the credit risk of Channel Re in fair valuing our derivative assets, we believe Channel Re has sufficient liquidity supporting its business to fund expected amounts due to MBIA. In performing our assessment, we determined that cash and investments, inclusive of approximately $609 million that Channel Re had on deposit in trust accounts for the benefit of MBIA as of September 30, 2009, were in excess of MBIA’s exposure to Channel Re. Although the trust accounts limit the potential for Channel Re to default on its obligations to MBIA, there can be no assurance that Channel Re will not default on its obligations to MBIA that exceed the amounts already held in the trust accounts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Since December 2007, several of the Company’s other financial guarantee reinsurers, including Assured Guaranty Corp., Assured Guaranty Re Ltd. and Old Republic Insurance Co., have had their credit ratings either downgraded or put on negative watch by one or more of the major rating agencies. Although there was no material impact on the Company for any of these rating agency actions relating to these reinsurers, a further deterioration in the financial condition of one or more of these reinsurers could require the establishment of reserves against any receivables due from the reinsurers.

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

The Company’s insurance expenses for the three and nine months ended September 30, 2009 and 2008 are presented in the following tables:

	Three Months Ended September 30,					Percent Change 2009 vs. 2008
	2009				2008
In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations
Gross expenses	$11	$43	$(4)	$50	$67	-24%

Amortization of deferred acquisition costs	$33	$53	$(66)	$20	$25	-19%
Operating	11	43	(4)	50	63	-19%

Total insurance operating expenses	$44	$96	$(70)	$70	$88	-19%

	Nine Months Ended September 30,					Percent Change 2009 vs. 2008
	2009				2008
In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations
Gross expenses	$39	$149	$(15)	$173	$142	22%

Amortization of deferred acquisition costs	$90	$169	$(192)	$67	$63	6%
Operating	39	149	(15)	173	151	15%

Total insurance operating expenses	$129	$318	$(207)	$240	$214	12%

For the three months ended September 30, 2009, gross expenses in our U.S. public finance insurance segment totaled $11 million and gross expenses in our structured finance and international insurance segment totaled $43 million. Combined gross expenses of $50 million decreased 24% for the three months ended September 30, 2009 from $67 million for the same period of 2008. The decrease was primarily due to lower compensation costs as a result of a reduction in headcount, a reduction in fees related to the termination of a credit facility, and a reduction in loss prevention expense related to insured credit derivatives, partially offset by higher legal costs associated with litigation. For the nine months ended September 30, 2009, gross expenses in our U.S. public finance insurance segment totaled $39 million and gross expenses in our structured finance and international insurance segment totaled $149 million. Combined gross expenses of $173 million increased 22% for the nine months ended September 30, 2009 from $142 million for the same period of 2008. The increase was primarily due to higher loss prevention expenses related to insured credit derivatives, higher legal costs associated with litigation, higher consulting costs related to changes in the legal entity structure of our subsidiaries, and the reversal of long-term incentive award accruals in 2008, partially offset by lower overall compensation as a result of a reduction in headcount, and a reduction in fees related to the termination of a credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended September 30, 2009, our combined insurance amortization of deferred acquisition costs decreased 19% to $20 million from $25 million for the same period of 2008. The decrease was due to the accelerated recognition of certain acquisition costs associated with insured issue refundings in 2008, partially offset by the effect of the changes in amortization methods resulting from the adoption of the recently effective accounting principles for financial guarantee insurance contracts in 2009. For the nine months ended September 30, 2009, our combined insurance amortization of deferred acquisition costs increased 6%, to $67 million from $63 million for the same period of 2008. The increase in the amortization of deferred acquisition costs was principally due to the effects of changes in amortization methods resulting from the adoption of the recently effective accounting principles for financial guarantee insurance contracts. During 2009, we did not defer any gross expenses as policy acquisition costs, which resulted from our inability to write new insurance business.

For the three months ended September 30, 2009, our U.S. public finance insurance segment operating expenses totaled $11 million and our structured finance and international insurance segment operating expenses totaled $43 million. Combined operating expenses of $50 million decreased 19% for the three months ended September 30, 2009 from $63 million for the same period of 2008 due to the decreases in gross expenses. For the nine months ended September 30, 2009, our U.S. public finance insurance segment operating expenses totaled $39 million and our structured finance and international insurance segment operating expenses totaled $149 million. Combined operating expenses of $173 million increased 15% for the nine months ended September 30, 2009 from $151 million for the same period of 2008 due to the increases in gross expenses.

INTEREST EXPENSE Interest expense in our insurance business is incurred by our structured finance and international insurance segment and primarily consists of interest related to MBIA Corp.’s surplus notes and debt issued by consolidated VIEs. For the three months ended September 30, 2009, interest expense increased to $55 million from $49 million for the same period of 2008. For the nine months ended September 30, 2009, interest expense increased to $163 million from $141 million for the same period of 2008. The increases are primarily due to interest expense associated with additional VIEs consolidated by MBIA Corp. in the fourth quarter of 2008 and the second quarter of 2009.

VARIABLE INTEREST ENTITIES MBIA consolidates certain third-party VIEs as a result of financial guarantees provided by our structured finance and international insurance segment and a VIE sponsored and formed by the Company to provide credit protection to counterparties in the form of credit derivative instruments. As of September 30, 2009, the assets of these VIEs primarily consisted of fixed rate and floating rate securities and loans, and the liabilities of these VIEs primarily consisted of fixed rate and floating rate notes and derivative liabilities. Any investments by MBIA in VIE notes issued by consolidated VIEs are eliminated upon consolidation into MBIA’s financial statements. The following table presents the carrying value of assets and liabilities as of September 30, 2009 and December 31, 2008 by balance sheet classification related to consolidated VIEs, after the aforementioned eliminations:

In millions	September 30, 2009	December 31, 2008
Assets:
Fixed-maturity securities held as available-for-sale	$390	$632
Investments held-to-maturity	1,175	1,215
Short-term investments held-to-maturity	917	31
Fixed maturity securities held as trading	123	-
Accrued investment income	2	2
Other assets (loans)	474	423
Liabilities:
Variable interest entity notes	$2,669	$1,792
Derivative liabilities	4,945	6,189

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

COLLATERALIZED DEBT OBLIGATIONS AND RELATED INSTRUMENTS As part of our structured finance and international insurance activities, we provide guarantees on the senior most tranches of CDOs, as well as protection on structured pools of CMBS and corporate securities, and CDS referencing such securities.

MBIA Corp.’s $117.2 billion CDO portfolio represented 55% of its total insured net par outstanding of $215.4 billion as of September 30, 2009. MBIA Corp.’s aggregate CDO portfolio is diversified by vintage and collateral type, and 89% of this exposure, or $104.0 billion, was insured through CDSs. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions Collateral Type	Net Par	Percent
Multi-sector CDOs(1)	$14.8	13%
Multi-sector CDO-Squared	7.8	7%
Investment grade CDOs and structured corporate credit pools	37.4	32%
High yield corporate CDOs	12.4	11%
Structured CMBS pools and CRE CDOs	44.8	37%

Total(2)	$117.2	100%

(1) - Does not include multi-sector CDO-Squared transactions totaling $7.834 billion net par.

Multi-Sector CDOs

Multi-sector CDOs are transactions that include a variety of structured finance asset classes in their collateral pools. As of September 30, 2009, $22.6 billion, or approximately 11%, of MBIA Corp.’s total insured net par outstanding of $215.4 billion comprised multi-sector CDOs. Additionally, as of September 30, 2009, 20% of MBIA Corp.’s $117.2 billion CDO and related instruments portfolio insured net par outstanding comprised multi-sector CDOs. The collateral in the multi-sector CDOs includes subprime RMBS and other RMBS, CDOs of ABS (multi-sector CDOs), Corporate CDOs, Collateralized Loan Obligations (“CLOs”), other ABS (e.g. securitizations of auto receivables, credit cards, etc.), CRE CDOs, CMBS, and Corporate credits.

The insured credit derivative contracts for three CDO transactions insured in 2007 were terminated during the second quarter of 2009 without any payment from MBIA. The three CDOs totaled $2.4 billion of net par outstanding as of March 31, 2009. During the third quarter of 2009, two additional CDO transactions insured in 2007 totaling $1.5 billion of net par outstanding as of June 30, 2009 were terminated.

Since mid-2007, the multi-sector CDO portfolio has experienced stress related to the U.S. subprime mortgage crisis. Impairment estimates were established for three CDOs during the fourth quarter of 2007. In addition, impairments were estimated for an additional six CDOs during the first quarter of 2008 due to the further degradation of underlying RMBS and CDO of ABS collateral. During the second quarter of 2008, impairments were further increased to reflect the effects of shortening the discount period by three months. During the third quarter of 2008, an impairment on one additional CDO was established. During the fourth quarter of 2008, MBIA increased the impairments further and added four transactions to the list of impaired deals. During the first quarter of 2009, impairments were established for two additional multi-sector deals, as well as increased impairments due to accretion. During the third quarter of 2009, impairments were increased to reflect further increases in the Average Serious Delinquency buckets (60+, REO, Bankruptcy, Foreclosure), increases in Average Accumulated Losses and further erosion of Current Support levels of the Subprime RMBS market and the RMBS supporting MBIA-insured deals. As of September 30, 2009, MBIA estimated credit impairment in connection with sixteen multi-sector CDO transactions, CDS and non-CDS contracts, aggregating to $1.8 billion for which MBIA expects to incur actual claims in the future. In the event of further deteriorating performance of the collateral referenced or held in the multi-sector CDO transactions, the amount of credit impairments could increase materially.

For the multi-sector CDOs, the next four tables provide breakdowns of the collateral composition and ratings of subprime RMBS collateral, non-subprime RMBS collateral, and CDOs of ABS collateral by vintage year and rating. CDOs of ABS may contain exposure to various types of collateral, including RMBS. The collateral level detail presented for each year insured was calculated using a weighted average of the total collateral as of September 30, 2009 for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over-collateralization and subordination) and reinsurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Multi-Sector CDO Portfolio: Collateral Composition, Subordination, and Net Derivative Asset/Liability

$ in millions		Collateral as a % of Performing Pool Balance as of September 30, 2009
Year Insured(1)	Net Par Outstanding	Other RMBS	Sub-prime RMBS	ABS	CMBS	Corp.	CLO	CDO of ABS	Other CDO	Total	Current Subordination Range Below MBIA(2)	Original Subordination Range Below MBIA(2)	Net Derivative / Asset (Liability)(3)
CDOs of High-Grade U.S. ABS
2004	1,375	32%	33%	9%	3%	0%	13%	6%	5%	100%	0.0-8.0%	12.5-13.0%	(193)
2005	635	48%	36%	2%	2%	0%	6%	0%	7%	100%	0.0%	20.0%	(76)
2006	3,265	54%	30%	1%	13%	0%	0%	0%	2%	100%	0.0%	12.0-14.0%	(471)
2007	5,164	28%	16%	0%	29%	0%	13%	1%	12%	100%	0.0-13.6%	13.0-14.0%	(825)

Subtotal	$10,438												$(1,566)

CDOs of Mezzanine U.S. ABS
2000	27	0%	0%	18%	74%	8%	0%	0%	0%	100%	39.9%	21.4%	-
2002	697	33%	6%	18%	23%	9%	6%	3%	2%	100%	0.0-56.0%	13.8-28.1%	(9)
2003	708	30%	15%	20%	24%	2%	5%	1%	4%	100%	0.0-75.8%	21.5-29.8%	-
2004	678	23%	34%	6%	30%	0%	2%	1%	4%	100%	0.0-17.7%	16.0-30.5%	(11)
2005	299	27%	33%	0%	33%	0%	0%	2%	5%	100%	0.0%	19.5%	(36)

Subtotal	$2,409												$(55)

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	191	0%	0%	0%	0%	0%	70%	0%	30%	100%	26.6%	5.0%	-
2003	282	0%	0%	0%	0%	0%	58%	0%	42%	100%	0.0%	0.0%	(61)
2004	1,135	1%	0%	2%	0%	0%	76%	17%	4%	100%	11.7-17.0%	10.0%	(75)
2005	1,372	0%	19%	0%	0%	0%	66%	13%	2%	100%	8.6%	10.0%	(75)
2006	1,722	5%	25%	3%	0%	0%	63%	3%	1%	100%	6.1-6.3%	10.0-13.0%	(102)
2007	3,132	4%	6%	0%	0%	0%	79%	7%	4%	100%	0.0-9.7%	13.0-15.0%	(150)

Subtotal	$7,834												$(463)

Total	20,681												(2,084)
	703	Multi-Sector CDO’s European Mezzanine and Other Collateral (3 CDOs)(4)											(53)
	1,183	Multi-Sector CDO’s insured in the Secondary Market prior to 2005 (37 CDOs)(4)											-

Grand Total	$22,568												$(2,137)

(1)	Years in which no exposure was insured were omitted.

(2)	The range represents the minimum and maximum subordination for deals written in that year.

(3)

This column represents the net derivative asset/ (liability) primarily for CDS deals written in that year. Note that not all insurance contracts are considered derivatives. Please refer to “Note 5: Fair Value of Financial Instruments” and “Note 8: Derivative Instruments” in the Notes to Consolidated Financial Statements for the Company’s accounting treatment of derivatives (including CDS on CDOs).

(4)

The table does not provide collateral level detail on 40 CDOs totaling $1.9 billion of net par. Three deals, with $0.7 billion of net par, contain European Mezzanine ABS assets including 56% RMBS, 22% CDO, 18% CMBS and 5% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.2 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

The multi-sector CDO portfolio is comprised of transactions that rely on underlying collateral originally rated single-A or above (CDOs of High Grade U.S. ABS) and transactions that rely on collateral primarily originally rated triple-B (CDOs of Mezzanine U.S. ABS). The multi-sector CDO portfolio is also comprised of CDOs of multi-sector high-grade collateral (also referred to as CDO-squared transactions), which are diversified CDOs primarily comprised of collateral originally rated single-A and above. The collateral in MBIA’s insured CDO-squared transactions comprises primarily tranches of CLOs, CDOs of ABS, and RMBS.

MBIA’s multi-sector CDOs benefit from two sources of credit enhancement. First, the subordination in the underlying securities collateralizing the MBIA wrapped tranche must be fully eroded and second, the subordination below MBIA’s insurance coverage in the CDO transaction must be fully eroded before MBIA’s insured interest is subject to a claim. The original subordination levels and those as of September 30, 2009 are detailed in the above table. MBIA’s payment obligations after a default vary by deal and by insurance type. There are three policy payment types: (i) where MBIA insures current interest and ultimate principal; (ii) where MBIA insures ultimate principal only; and (iii) where MBIA insures payments upon settlement of individual collateral losses as they occur after the complete erosion of deal deductibles, such payment profiles are referred to as Asset Coverage with a Deductible.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

$ in millions			Vintage of Subprime RMBS				Subprime RMBS - Ratings As of October 5, 2009
Year Insured(1)	Net Par Outstanding	% Collateral that is Subprime RMBS	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS
2004	1,375	33%	24%	1%	7%	33%	1%	11%	7%	3%	11%	33%
2005	635	36%	33%	3%	0%	36%	2%	5%	3%	3%	24%	36%
2006	3,265	30%	18%	11%	0%	30%	1%	7%	3%	2%	16%	30%
2007	5,164	16%	2%	7%	6%	16%	0%	0%	1%	2%	13%	16%

Subtotal	$10,438

CDOs of Mezzanine U.S. ABS
2000	27	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2002	697	6%	6%	0%	0%	6%	0%	1%	1%	1%	3%	6%
2003	708	15%	14%	1%	0%	15%	1%	1%	4%	5%	4%	15%
2004	678	34%	24%	0%	9%	34%	0%	1%	7%	9%	17%	34%
2005	299	33%	27%	0%	6%	33%	0%	3%	9%	6%	16%	33%
2007	-	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

Subtotal	$2,409

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	191	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	282	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	1,135	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2005	1,372	19%	16%	2%	1%	19%	1%	6%	3%	2%	7%	19%
2006	1,722	25%	6%	7%	11%	25%	1%	2%	2%	1%	19%	25%
2007	3,132	6%	1%	1%	3%	6%	0%	0%	1%	0%	5%	6%

Subtotal	$7,834

Total	20,681
	703	Multi-Sector CDO’s European Mezzanine and Other Collateral (3 CDOs)(3)
	1,183	Multi-Sector CDO’s insured in the Secondary Market prior to 2005 (37 CDOs)(3)

Grand Total	$22,568

All figures represent MBIA’s insured net par outstanding as of September 30, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of October 5, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

(3)

The table does not provide collateral level detail on 40 CDOs totaling $1.9 billion of net par. Three deals, with $0.7 billion of net par, contain European Mezzanine ABS assets including 56% RMBS, 22% CDO, 18% CMBS and 5% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.2 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

$ in millions			Vintage of Non Subprime RMBS					Non Subprime RMBS - Ratings As of October 5, 2009
Year Insured(1)	Net Par Outstanding	% Collateral that is Non Subprime RMBS	2005 and Prior	2006	2007	2008	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS
2004	1,375	32%	27%	1%	4%	0%	32%	3%	10%	2%	5%	10%	32%
2005	635	48%	47%	0%	1%	0%	48%	0%	6%	3%	14%	26%	48%
2006	3,265	54%	29%	23%	0%	1%	54%	3%	6%	6%	5%	34%	54%
2007	5,164	28%	3%	24%	1%	0%	28%	0%	0%	1%	2%	25%	28%

Subtotal	$10,438

CDOs of Mezzanine U.S. ABS
2000	27	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2002	697	33%	32%	1%	0%	0%	33%	3%	3%	6%	9%	13%	33%
2003	708	30%	29%	1%	0%	0%	30%	4%	4%	6%	7%	10%	30%
2004	678	23%	20%	1%	3%	0%	23%	0%	1%	3%	7%	12%	23%
2005	299	27%	21%	5%	1%	0%	27%	0%	8%	3%	1%	14%	27%
2007	-	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

Subtotal	$2,409

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	191	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	282	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	1,135	1%	1%	0%	0%	0%	1%	1%	0%	0%	0%	0%	1%
2005	1,372	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2006	1,722	5%	2%	1%	1%	0%	5%	0%	1%	0%	1%	3%	5%
2007	3,132	4%	1%	2%	1%	0%	4%	0%	0%	0%	0%	4%	4%

Subtotal	$7,834

Total	20,681
	703	Multi-Sector CDO’s European Mezzanine and Other Collateral (3 CDOs)(3)
	1,183	Multi-Sector CDO’s insured in the Secondary Market prior to 2005 (37 CDOs)(3)

Grand Total	$22,568

All figures represent MBIA’s insured net par outstanding as of September 30, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of October 5, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

(3)

The table does not provide collateral level detail on 40 CDOs totaling $1.9 billion of net par. Three deals, with $0.7 billion of net par, contain European Mezzanine ABS assets including 56% RMBS, 22% CDO, 18% CMBS and 5% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.2 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing CDOs of ABS

$ in millions			Vintage of CDO of ABS				CDO of ABS - Ratings as of October 5, 2009
Year Insured(1)	Net Par Outstanding	% Collateral that is CDO of ABS	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS
2004	1,375	6%	5%	0%	0%	6%	0%	1%	1%	0%	4%	6%
2005	635	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2006	3,265	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2007	5,164	1%	1%	0%	0%	1%	0%	0%	0%	0%	1%	1%

Subtotal	$10,438

CDOs of Mezzanine U.S. ABS
2000	27	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2002	697	3%	3%	1%	0%	3%	0%	0%	0%	0%	3%	3%
2003	708	1%	1%	0%	0%	1%	0%	0%	0%	0%	1%	1%
2004	678	1%	1%	0%	0%	1%	0%	0%	0%	0%	1%	1%
2005	299	2%	2%	0%	0%	2%	0%	0%	0%	0%	2%	2%
2007	-	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

Subtotal	$2,409

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	191	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	282	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	1,135	17%	17%	0%	0%	17%	2%	3%	2%	0%	11%	17%
2005	1,372	13%	6%	8%	0%	13%	0%	2%	0%	0%	11%	13%
2006	1,722	3%	2%	1%	0%	3%	0%	0%	0%	0%	3%	3%
2007	3,132	7%	0%	1%	6%	7%	0%	0%	0%	0%	7%	7%

Subtotal	$7,834

Total	20,681
	703	Multi-Sector CDO’s European Mezzanine and Other Collateral (3 CDOs)(3)
	1,183	Multi-Sector CDO’s insured in the Secondary Market prior to 2005 (37 CDOs)(3)

Grand Total	$22,568

All figures represent MBIA’s insured net par outstanding as of September 30, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of October 5, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

(3)

The table does not provide collateral level detail on 40 CDOs totaling $1.9 billion of net par. Three deals, with $0.7 billion of net par, contain European Mezzanine ABS assets including 56% RMBS, 22% CDO, 18% CMBS and 5% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.2 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

As of September 30, 2009, the majority of insurance protection provided by MBIA for its Investment Grade Corporate CDO exposure attached at a super senior level. Although several of the Company’s insured Investment Grade Corporate CDOs underlying referenced obligors have recently defaulted, none experienced any material credit deterioration. The Company’s net par exposure to Investment Grade Corporate CDOs represents 32% of MBIA Corp.’s CDO exposure and approximately 17% of MBIA Corp.’s total net par insured. MBIA Corp.’s Investment Grade Corporate CDO exposure references pools of predominantly investment grade corporate credits; some of these pools may also include limited exposure to other asset classes, including structured finance securities (including RMBS and CDO collateral). Most of MBIA Corp.’s Investment Grade Corporate CDO policies guarantee coverage of losses on collateral assets once subordination in the form of a deductible has been eroded, and are generally highly customized structures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, $14.4 billion net par of MBIA’s insured Investment Grade Corporate CDOs are typically structured to include buckets (30%-35% allocations) of references to specific tranches of other Investment Grade Corporate CDOs (monotranches). In such transactions, MBIA’s insured Investment Grade Corporate CDOs includes, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The reference monotranches in such CDOs are typically rated double-A and each reference monotranche will typically be sized to approximately 3% of the overall reference risk pool. Deals with buckets for monotranche exposure are managed transactions. The inner referenced monotranches are themselves managed exposures (managed by the same manager as the MBIA-insured Investment Grade Corporate CDO). The inner referenced monotranches are not subject to acceleration and do not give control rights to a senior investor.

Of MBIA Corp.’s $37.4 billion net par Investment Grade CDO portfolio at September 30, 2009, the collateral composition, underlying credit ratings of the collateral that support the Subprime RMBS, Non-subprime RMBS, and CDOs of ABS exposures along with their vintage are presented in the following tables. The collateral level detail for each year insured was calculated using a weighted average of the total collateral for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over-collateralization and subordination) and reinsurance.

Investment Grade Corporate CDO Portfolio: Collateral Composition, Subordination, and Net Derivative Asset/Liability

$ in millions		Collateral as a % of Performing Pool Balance as of September 30, 2009
Year Insured(1)	Net Par Outstanding	Corp.(5)	ABS	Sub- Prime RMBS	Other RMBS	CDO(2)	Other	Total	Current Subordination Range Below MBIA(3)	Original Subordination Range Below MBIA(3)	Net Derivative / Asset (Liability)(4)
2003 and Prior	3,226	100%	0%	0%	0%	0%	0%	100%	11.4-27.6%	11.0-22.0%	(2)
2004(5)	5,718	90%	0%	4%	2%	2%	1%	99%	8.1-19.8%	10.0-15.0%	(237)
2005(5)	7,876	95%	0%	1%	3%	0%	0%	99%	12.3-24.4%	12.5-25.0%	(122)
2006(5)	6,525	92%	0%	4%	3%	0%	0%	100%	13.8-24.8%	16.0-25.0%	(168)
2007(5)	13,817	96%	0%	1%	2%	0%	0%	100%	14.1-34.9%	15.0-35.0%	(152)

Subtotal	$37,162										$(680)

	264	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (12 CDOs)(6)									(2)

Grand Total	$37,426										$(682)

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

(3)

The range represents the minimum and maximum subordination for deals written in that year. The impact of all credit events delivered and settled as of September 30, 2009 have been reflected in the current subordination levels.

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

(6)

The table does not provide collateral level detail on 12 Investment Grade CDOs totaling $0.3 billion of net par. These deals were insured prior to 2003. In addition, all 12 deals were rated triple-A at the time MBIA wrote insurance on them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

$ in millions			Vintage of Subprime RMBS				Subprime RMBS - Ratings as of October 5, 2009
Year Insured(1)	Net Par Outstanding	% Collateral that is Subprime	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	3,226	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,718	4%	3%	1%	0%	4%	0%	0%	1%	0%	3%	4%
2005(3)	7,876	1%	0%	0%	0%	1%	0%	0%	0%	0%	1%	1%
2006(3)	6,525	4%	1%	3%	0%	4%	0%	0%	0%	0%	4%	4%
2007(3)	13,817	1%	0%	1%	0%	1%	0%	0%	0%	0%	1%	1%

Subtotal	$37,162

	264	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (12 CDOs)(4)

Grand Total	$37,426

All figures represent MBIA’s insured net par outstanding as of September 30, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of October 5, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

(3)

These years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. Collateral contained in referenced Monotranche obligations are classified as Corporate Exposure as they are 100% corporate references.

(4)

The table does not provide collateral level detail on 12 Investment Grade CDOs totaling $0.3 billion of net par. These deals were insured prior to 2003. In addition, all 12 deals were rated triple-A at the time MBIA wrote insurance on them.

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

$ in millions			Vintage of Non Subprime RMBS				Non Subprime RMBS - Ratings as of October 5, 2009
Year Insured(1)	Net Par Outstanding	% Collateral that is Non Subprime	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	3,226	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,718	2%	1%	1%	0%	2%	0%	0%	0%	0%	2%	2%
2005(3)	7,876	3%	1%	2%	0%	3%	0%	0%	0%	0%	3%	3%
2006(3)	6,525	3%	0%	2%	0%	3%	0%	0%	0%	0%	3%	3%
2007(3)	13,817	2%	0%	1%	1%	2%	0%	0%	0%	0%	2%	2%

Subtotal	$37,162

	264	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (12 CDOs)(4)

Grand Total	$37,426

All figures represent MBIA’s insured net par outstanding as of September 30, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of October 5, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

(3)

The years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. Collateral contained in referenced Monotranche obligations are classified as Corporate Exposure as they are 100% corporate references.

(4)

The table does not provide collateral level detail on 12 Investment Grade CDOs totaling $0.3 billion of net par. These deals were insured prior to 2003. In addition, all 12 deals were rated triple-A at the time MBIA wrote insurance on them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing CDOs of ABS

$ in millions			Vintage of CDO of ABS				CDO of ABS - Ratings as of October 5, 2009
Year Insured(1)	Net Par Outstanding	% Collateral that is CDO of ABS	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	3,226	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,718	2%	1%	0%	0%	2%	0%	0%	0%	0%	2%	2%
2005(3)	7,876	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2006(3)	6,525	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2007(3)	13,817	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

Subtotal	$37,162

	264	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (12 CDOs)(4)

Grand Total	$37,426

All figures represent MBIA’s insured net par outstanding as of September 30, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of October 5, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

(3)

These years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. Collateral contained in referenced Monotranche obligations are classified as Corporate Exposure as they are 100% corporate references.

(4)

The table does not provide collateral level detail on 12 Investment Grade CDOs totaling $0.3 billion of net par. These deals were insured prior to 2003. In addition, all 12 deals were rated triple-A at the time MBIA wrote insurance on them.

High Yield Corporate CDOs

The High Yield Corporate CDO portfolio totaling $12.4 billion is largely comprised of middle-market/special-opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). MBIA Corp.’s net par exposure to High Yield Corporate CDOs represents 11% of the MBIA Corp.’s CDO exposure and approximately 6% of MBIA Corp.’s total net par insured as of September 30, 2009. MBIA Corp. did not experience any material credit deterioration to this portfolio during the nine months ended September 30, 2009. The High Yield Corporate CDO portfolio did not contain any Subprime RMBS, Non-subprime RMBS, and CDOs of ABS exposures.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

High Yield Corporate CDOs: Collateral Composition, Subordination, and Net Derivative Asset/Liability

$ in millions		Collateral as a % of Performing Pool Balance as of September 30, 2009
Year Insured(1)	Net Par Outstanding	Corp.	Current Subordination Range Below MBIA(2)		Original Subordination Range Below MBIA(2)	Net Derivative Asset / (Liability)(3)
1997	54	100%	0.0%	(4)	12.1%	-
1998	-	100%	0.0%		0.0%	-
1999	32	100%	15.7%		29.4%	-
2002	220	100%	12.9%		19.4%	-
2003	823	100%	16.5-58.8%		24.2-30.0%	-
2004	3,067	100%	27.2-32.5%		22.0-33.3%	-
2005	1,118	100%	17.5-30.8%		21.8-34.0%	(0)
2006	4,358	100%	10.0-46.7%		10.0-49.0%	(0)
2007	2,244	100%	27.6-41.5%		31.0-42.0%	(1)

Subtotal	$11,917					$(1)

	509	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2004 (25 CDOs)(5)				(0)

Grand Total	$12,426					$(2)

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

(5)

The table does not provide collateral level detail on 25 High Yield CDOs totaling $0.5 billion of net par. These deals were insured prior to 2004. In addition, all 25 deals were rated triple-A at the time MBIA wrote insurance on them.

Structured CMBS Pools and CRE CDOs

The Structured CMBS Pools and CRE CDO portfolio is a diversified global portfolio of highly-rated structured transactions primarily supported by collateral from the CRE sector. This portfolio can be sub-divided into two distinct pools: Structured CMBS pools and CRE CDOs.

MBIA Corp.’s exposure to Structured CMBS Pools totaling $35.1 billion represents 30% of MBIA Corp.’s CDO exposure and approximately 16% of MBIA Corp.’s total net par insured as of September 30, 2009. These transactions are pools of CMBS, Real Estate Investment Trust (“REIT”) debt and CRE CDOs that were structured with a first loss deductible sized to a triple-A (or a multiple of triple-A) level of credit protection before consideration was given to the wrap provided by the Company. The credit protection sizing was a function of the underlying collateral ratings and the structural attributes. MBIA’s guarantee for most structured CMBS pool transactions covers losses on collateral assets once a deductible has been eroded. The securities in the pool are either cash assets or (more typically) securities referenced synthetically. Each pool consists primarily of CMBS securities drawn from a range of different CMBS securitizations, which in turn are backed by a diverse pool of loans secured by CRE properties. The Company’s Structured CMBS Pools are static, meaning that the collateral pool of securitizations cannot be changed.

MBIA Corp.’s CRE CDO exposure comprised approximately 8% or $9.7 billion of MBIA Corp.’s CDO exposure and 5% of the Company’s total insured net par as of September 30, 2009. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. The structures benefit from typical CDO structural protections such as cash diversion triggers, collateral quality tests and manager replacement provisions. MBIA guarantees timely interest and ultimate principal on these CDOs. As with the Company’s other CDOs, these transactions are generally structured with triple-A, or a multiple of triple-A credit support protection below the Company’s guarantee.

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

Structured CMBS Pools and CRE CDOs: Collateral Composition, Subordination, and Net Derivative Asset/Liability

$ in millions		Collateral as a % of Performing Pool Balance as of September 30, 2009
Year Insured(1)	Net Par Outstanding	Cusip CMBS	Whole Loans	REIT Debt	Sub- prime RMBS	Other RMBS	ABS	Other	Total	Current Subordination Range Below MBIA(2)	Original Subordination Range Below MBIA(2)	Net Derivative /Asset (Liability)(3)
CRE CDOs
2004	405	64%	1%	19%	14%	3%	0%	0%	100%	17.3-23.9%	22.0-22.4%	-
2005	1,424	59%	1%	9%	17%	4%	5%	6%	100%	18.0-34.9%	18.0-36.0%	(58)
2006	3,460	39%	50%	4%	1%	0%	0%	7%	100%	16.6-59.5%	24.0-60.0%	(37)
2007	4,448	61%	26%	4%	1%	1%	0%	6%	100%	18.6-53.4%	20.0-60.0%	(62)

Subtotal	$9,737											$(157)

Structured CMBS Pools
2003	157	62%	0%	37%	0%	0%	0%	1%	100%	32.7%	26.0%	-
2005	2,200	100%	0%	0%	0%	0%	0%	0%	100%	8.0%	8.0%	(1)
2006	7,185	89%	0%	0%	0%	0%	0%	11%	100%	10.0-70.0%	10.0-70.0%	(278)
2007	25,266	97%	0%	0%	0%	0%	0%	3%	100%	5.0-84.3%	5.0-82.3%	(793)

Subtotal	$34,808											$(1,073)

Total	$44,545											$(1,229)
	286	Structured CMBS Pools insured in the Secondary Market prior to 2003 (8 pools)(4)										-

Grand Total	$44,831											$(1,229)

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

The Company’s $44.8 billion net par Structured CMBS Pools and CRE CDO portfolio at September 30, 2009 did not contain any CDOs of ABS exposures, and the Structured CMBS Pools did not contain any Subprime and Non-subprime RMBS exposures. The underlying credit ratings of the collateral that support the Subprime RMBS, Non-subprime RMBS exposures along with their vintage are presented for the CRE CDO portfolio in the following tables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRE CDOs: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

$ in millions			Vintage of Subprime RMBS				Subprime RMBS - Ratings as of September 30, 2009
Year Insured(1)	Net Par Outstanding	% Collateral that is Subprime	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CRE CDOs
2004	405	14%	11%	0%	3%	14%	0%	1%	5%	2%	6%	14%
2005	1,424	17%	10%	3%	3%	17%	0%	1%	2%	6%	8%	17%
2006	3,460	1%	0%	0%	0%	1%	0%	0%	0%	0%	0%	1%
2007	4,448	1%	0%	0%	0%	1%	0%	0%	0%	0%	0%	1%

Subtotal	$9,737

	34,808	Structured CMBS Pools

Total	$44,545

	286	Structured CMBS Pools insured in the Secondary Market prior to 2005 (8 pools)(3)

Grand Total	$44,831

All figures represent MBIA’s insured net par outstanding as of September 30, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of October 5, 2009. The totals may not sum due to rounding.

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

CRE CDOs: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

$ in millions			Vintage of Non Subprime RMBS				Non Subprime RMBS - Ratings as of October 5, 2009
Year Insured(1)	Net Par Outstanding	% Collateral that is Non Subprime	2005 and Prior	2006	2007	2009	Total	AAA	AA	A	BBB	Below IG(2)	Total
CRE CDOs
2004	405	3%	1%	1%	1%	0%	3%	0%	1%	0%	2%	0%	3%
2005	1,424	4%	1%	2%	0%	1%	4%	1%	0%	0%	3%	1%	4%
2006	3,460	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2007	4,448	1%	1%	0%	0%	0%	1%	0%	1%	0%	1%	0%	1%

Subtotal	$9,737

	34,808	Structured CMBS Pools

Total	$44,545

	286	Structured CMBS Pools insured in the Secondary Market prior to 2005 (8 pools)(3)

Grand Total	$44,831

All figures represent MBIA’s insured net par outstanding as of September 30, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of October 5, 2009. The totals may not sum due to rounding.

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

While we have observed continued stress in the CMBS market, including a substantial rise in loan delinquencies by borrowers, we have not recognized impairments on these transactions. Our structured CMBS pool portfolio comprises over 54,000 loans and is well diversified geographically and by property type in keeping with the industry as a whole. The current weighted average debt service coverage ratio (“DSCR”) of underlying mortgages in the CMBS pools is 1.53 based on net operating income derived from the most recent property level financial statements. The weighted average loan-to-value ratio is 72%. Virtually all of the loans are long-term and fixed-rate in nature. Approximately 30% of the loans will mature within the next five years; however, the weighted average DSCR of these loans is significantly higher at 1.63. These factors, combined with MBIA deal attachment points ranging from 5% to 80% depending upon collateral composition provide substantial protection against losses. Additionally, underlying bond collateral loss coverage in our pools generally ranges from 2% to 30% providing further protection against losses.

Delinquencies of underlying commercial mortgages continue to rise, albeit from historically low levels. As of September 30, 2009, 30-day and over delinquencies continued to increase in the CMBS market to 4.1% and in MBIA’s insured portfolio 4.2%, primarily due to MBIA’s concentration in the 2006 vintage. MBIA believes delinquencies will continue to increase over the next 9 to 15 months.

Over the past year, all three major rating agencies announced and/or executed plans to review and downgrade recent vintage CMBS collateral. Moreover, they continue to change their fundamental rating methodologies for this sector. Many of our positions have been downgraded by one or more of the agencies. Given the recent increase in delinquencies we have also downgraded many of our positions internally. Given these additional stresses, some of the Company’s insured positions may be further downgraded. In addition, we believe there continues to be a risk of a severe and prolonged recession, which could result in increased losses on CMBS collateral. In such an event, the performance of the underlying commercial mortgages in the portfolio may be materially adversely affected. In the event that loan level losses exceed the credit enhancement in our pools, the Company could incur substantial losses.

Investment Management Services Operations

Summary

Our investment management services operations provide asset management advisory services, including cash management, discretionary asset management and structured products, to the public, not-for-profit, corporate and financial services sectors. We also have investment agreement and MTN programs related to funding assets for third-party clients and for investment purposes. Such products and services are provided primarily by MBIA Inc. and certain of its wholly owned subsidiaries. The investment management services operations consist of three operating segments: investment advisory services, which consist of third-party and related-party fee-based asset management; asset/liability products, which include investment agreements and MTNs not related to the conduit segment; and conduits. The ratings downgrades of MBIA Corp. have resulted in the termination and collateralization of certain investment agreements and, together with the rising cost and declining availability of funding and illiquidity of many asset classes, have caused the Company to begin winding down its asset/liability products and conduit businesses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables summarize the results and assets under management of our investment management services operations for the three and nine months ended September 30, 2009 and 2008. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Three Months Ended September 30,		Percent Change 2009 vs. 2008
In millions	2009	2008
Net investment income	$47	$199	-76%
Fees and reimbursements	13	11	6%
Net gains (losses) on financial instruments at fair value and foreign exchange	(70)	(107)	36%
Net realized gains (losses)	(35)	(315)	89%
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(64)	(134)	52%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	21	-	100%

Net investment losses related to other-than-temporary impairments	(43)	(134)	68%
Net gains on extinguishment of debt	113	206	-45%

Total revenues	25	(140)	118%

Operating	23	26	-13%
Interest	64	202	-68%

Total expenses	87	228	-62%

Pre-tax income (loss)	$(62)	$(368)	83%

Ending assets under management	$43,309	$52,140	-17%

	Nine Months Ended September 30,		Percent Change 2009 vs. 2008
In millions	2009	2008
Net investment income	$170	$802	-79%
Fees and reimbursements	36	36	-1%
Net gains (losses) on financial instruments at fair value and foreign exchange	91	(117)	n/m
Net realized gains (losses)	10	(684)	101%
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(525)	(794)	34%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	179	-	100%

Net investment losses related to other-than-temporary impairments	(346)	(794)	56%
Net gains on extinguishment of debt	232	285	-19%

Total revenues	193	(472)	141%

Operating	61	66	-8%
Interest	228	768	-70%

Total expenses	289	834	-65%

Pre-tax income (loss)	$(96)	$(1,306)	93%

Ending assets under management	$43,309	$52,140	-17%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended September 30, 2009, investment management services’ revenues were $25 million compared with a loss of $140 million for the same period of 2008. For the nine months ended September 30, 2009, investment management services’ revenues were $193 million compared with a loss of $472 million in 2008. During 2009 and 2008, investment management services revenues have been materially affected by impairments of investments and losses from the sale of investments. Additionally, net investment income in 2009 was materially adversely affected by the wind-down of the asset/liability products segment. For the three months ended September 30, 2009, investment management services’ expenses of $87 million decreased 62% compared with the same period of 2008. For the nine months ended September 30, 2009, investment management service’s expenses of $289 million decreased by 65% from the same period of 2008. These significant declines in expenses were primarily due to lower interest expenses and program costs in the asset/liability products segment due to reduced program size.

As of September 30, 2009, ending assets under management were $43.3 billion, $0.3 billion lower compared with assets under management of $43.6 billion as of December 31, 2008. Decreases in assets under management were predominantly due to asset sales to retire outstanding investment agreements and MTNs within the asset/liability products segment from scheduled amortization, termination of investment agreements due to ratings downgrades, and repurchases of MTNs by the Company. Conduit ending assets included in assets under management as of September 30, 2009 totaled $2.0 billion compared with $2.4 billion as of December 31, 2008. Conduit assets declined due to the maturity and scheduled amortizations of transactions. Advisory services segment balances, which include assets managed for external clients and our insurance and corporate investment portfolios, increased $0.5 billion for the three months ended September 30, 2009 due to an increase in third-party assets managed. Total average assets under management decreased 21% to $43.1 billion for the three months ended September 30, 2009 from $54.7 billion for the three months ended September 30, 2008, due to decline in the asset/liability products and conduit segments partially offset by an increase in assets managed for third-party clients.

The following provides a summary of each of the investment management services operations’ segments. Refer to “Note 12: Business Segments” in the Notes to Consolidated Financial Statements for additional information about the Company’s investment management services’ segments.

Advisory Services

	Three Months Ended September 30,		Percent Change 2009 vs. 2008	Nine Months Ended September 30,		Percent Change 2009 vs. 2008
In millions	2009	2008		2009	2008
Total revenues	$14	$16	–19%	$40	$51	–23%
Total expenses	13	12	–1%	35	32	5%

Pre-tax income (loss)	$1	$4	–95%	$5	$19	–73%

For the three months ended September 30, 2009, our advisory services segment reported pre-tax income of $1 million compared with $4 million for the same period of 2008. For the nine months ended September 30, 2009, pre-tax income was $5 million compared with $19 million for the same period of 2008. The decrease in pre-tax income for the three and nine months ended September 30, 2009 primarily resulted from a decrease in asset management fees earned on assets managed for our other segments, which declined substantially.

Average third-party assets under management for the three months ended September 30, 2009 were $24.8 billion, compared with $21.9 billion in the third quarter of 2008. As of September 30, 2009, third-party ending assets under management at market value were $25.0 billion, increasing 23% from $20.3 billion as of December 31, 2008. The increase in third-party ending assets under management resulted from increases in municipal pool balances and discretionary account balances related to existing and new accounts. As of September 30, 2009, ending assets under management at market value related to the Company’s other segments (affiliates) were $18.2 billion, decreasing 22% from $23.3 billion as of December 31, 2008. The decrease in assets managed for affiliates was principally the result of amortization and sales of investments to repurchase MTNs and repay maturing and terminated investment agreements in our asset/liability products segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has issued commitments to three pooled investment programs managed or administered by MBIA Municipal Investor Service Corporation (“MBIA-MISC”) and its subsidiary. These commitments cover losses in such programs should the net asset values per share decline below specified per share values. As of September 30, 2009, the maximum amount of future payments that the Company would be required to make under these commitments was $6.8 billion. These commitments will be in effect so long as MBIA-MISC and its subsidiary remain as manager or administrator and each program remains in compliance with its respective investment objectives and policies. Although the pools generally hold high-quality short-term investments, given the current credit and liquidity environment, there is an increased risk that the Company will be required to make payments or incur a loss under these guarantees in the event of material redemptions by shareholders of the pools and the need to liquidate investments held in the pools. These guarantees are accounted for as derivatives, and the net unrealized gains (losses) on these derivatives for the three and nine months ended September 30, 2009 were gains of $1 thousand and losses of $1 thousand, respectively. There were no gains (losses) for the three month period ending September 30, 2008 and there were gains of $11 thousand for the nine month period. The Company has, and may in the future, purchase investments at its discretion from the pooled investment programs it manages, whether or not such programs have been guaranteed by the Company.

Asset/Liability Products

	Three Months Ended September 30,		Percent Change 2009 vs. 2008	Nine Months Ended September 30,		Percent Change 2009 vs. 2008
In millions	2009	2008		2009	2008
Total revenues	$5	$(165)	103%	$126	$(589)	121%
Total expenses	72	198	–64%	244	731	–67%

Pre-tax income (loss)	$(67)	$(363)	82%	$(118)	$(1,320)	91%

For the three months ended September 30, 2009, our asset/liability products segment reported a pre-tax loss of $67 million compared with a pre-tax loss of $363 million for the same period of 2008. For the nine months ended September 30, 2009, the pre-tax loss was $118 million compared with $1.3 billion for the same period of 2008. The pre-tax loss for the three months ended September 30, 2009 primarily resulted from net losses on financial instruments recorded at fair value and foreign exchange, net realized losses from sales of securities, and realized losses related to other-than-temporary impairments of investments, partially offset by gains on MTN liability repurchases at discounts. The pre-tax loss for the nine months ended September 30, 2009 primarily resulted from realized losses of $346 million related to other-than-temporary impairments of investments, partially offset by net gains of $202 million principally from MTN liability repurchases at discounts and net gains of $105 million on financial instruments recorded at fair value and foreign exchange. The pre-tax loss for the nine months ended September 30, 2008 primarily resulted from realized losses of $794 million related to other-than-temporary impairments of investments, net realized losses of $684 related to sales of investments and net losses of $112 million on financial instruments recorded at fair value and foreign exchange, partially offset by net gains of $285 million principally from MTN liability repurchases at discounts.

As of September 30, 2009, principal and accrued interest outstanding on investment agreement and MTN obligations and securities sold under agreements to repurchase totaled $5.8 billion compared with $9.7 billion at December 31, 2008. The decrease in these liabilities principally resulted from scheduled amortizations, terminations of investment agreements due to ratings downgrades, and repurchases of MTNs by the Company. During the nine months ended September 30, 2009, we repurchased $627 million par value outstanding of MTNs at an average price of $49.76. In addition, as of September 30, 2009, the segment had a secured loan outstanding with MBIA Corp. for $2.0 billion and cash advanced from the Company’s corporate segment of $600 million, which was unchanged from December 31, 2008. However, during October and November of 2009, a total of $100 million of the secured loan was repaid. Cash and investments supporting the segment’s liabilities, including intercompany liabilities, had market values plus accrued interest of $5.8 billion and $9.1 billion as of September 30, 2009 and December 31, 2008, respectively. These assets comprise securities with an average credit quality rating of single-A. Additionally, receivables for securities sold net of payables for securities purchased were $14 million and $64 million as of September 30, 2009 and December 31, 2008, respectively. Refer to the “Liquidity” section included herein for a discussion about the liquidity position of the asset/liability products program.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Conduits

	Three Months Ended September 30,		Percent Change 2009 vs. 2008	Nine Months Ended September 30,		Percent Change 2009 vs. 2008
In millions	2009	2008		2009	2008
Total revenues	$8	$14	–39%	$33	$85	–60%
Total expenses	4	23	–84%	16	90	–82%

Pre-tax income (loss)	$4	$(9)	n/m	$17	$(5)	n/m

For the three months ended September 30, 2009, our conduits segment reported a pre-tax gain of $4 million compared with a pre-tax loss of $9 million for the same period of 2008. For the nine months ended September 30, 2009, pre-tax income was $17 million compared with a pre-tax loss of $5 million for the same period of 2008. The increase in pre-tax income for the three and nine months ended September 30, 2009 principally resulted from the net gains on debt extinguishment partially offset by net losses on financial instruments at fair value and foreign exchange, which primarily consisted of gains related to fair valuing an embedded derivative. Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits. As such, we have eliminated intercompany transactions with our conduits from our consolidated balance sheet and statement of operations. After the elimination of such intercompany assets and liabilities, conduit investments (including cash) and conduit debt obligations totaled $2.0 billion at September 30, 2009. The effect of the elimination on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments, representing investments in conduit MTNs by other MBIA subsidiaries, with a corresponding reduction of conduit MTNs.

Meridian is one of two MBIA-owned and administered conduit financing vehicles. Meridian has invested the proceeds of a 2008 prepayment in eligible assets including certain eligible assets purchased from MBIA Inc. The eligible assets are expected to provide adequate proceeds to meet Meridian’s obligations as they come due. Triple-A One, another MBIA-owned and administered conduit, historically issued commercial paper and maintained A-1/P-1 backstop liquidity facilities covering 100% of the face amount of commercial paper outstanding. During 2008, conditions in the asset-backed commercial paper market deteriorated making it increasingly difficult for Triple-A One to issue new commercial paper to repay maturing obligations. Accordingly, Triple-A One began borrowing under its liquidity facilities to repay maturing commercial paper. The financial guarantee policies issued by MBIA Corp. to insure the assets of Triple-A One cannot be accelerated to repay maturing commercial paper or borrowings under liquidity facilities and only guarantee ultimate payments over time relating to the assets. By September 2008, these facilities were drawn in full and Triple-A One ceased issuing commercial paper. In November 2008, Moody’s and S&P withdrew the ratings of Triple-A One at its request.

Corporate Operations

Our corporate operations primarily consist of holding company activities. The following tables summarize the consolidated results of our corporate operations for the three and the nine months ended September 30, 2009 and 2008. These results include revenues and expenses from transactions with the Company’s insurance and investment management services operations.

	Three Months Ended September 30,		Percent Change 2009 vs. 2008
In millions	2009	2008
Net investment income	$5	$7	-42%
Net gains (losses) on financial instruments at fair value and foreign exchange	(45)	(119)	62%
Net realized gains (losses)	2	(4)	n/m
Net gains on extinguishment of debt	0	24	-98%

Total revenues	(38)	(92)	59%

Operating	6	10	50%
Interest	16	19	10%

Total expenses	22	29	25%

Pre-tax income (loss)	$(60)	$(121)	50%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended September 30,		Percent Change 2009 vs. 2008
In millions	2009	2008
Net investment income	$16	$22	-30%
Net gains (losses) on financial instruments at fair value and foreign exchange	(56)	(108)	48%
Net realized gains (losses)	5	(3)	n/m
Net gains on extinguishment of debt	2	24	-90%

Total revenues	(33)	(65)	49%

Operating	21	22	8%
Interest	52	59	11%

Total expenses	73	81	10%

Pre-tax income (loss)	$(106)	$(146)	27%

For the three months ended September 30, 2009, revenues in our corporate operations were a loss of $38 million compared with a loss of $92 million for the same period in 2008. In 2009, we recorded a loss of $45 million related to fair valuing outstanding warrants which is included in net gains (losses) on financial instruments at fair value and foreign exchange, compared with a loss of $119 million in 2008. Additionally, net investment income decreased to $5 million in 2009 from $7 million in 2008 due to a decrease in yields on invested assets and a decrease in the average balance of invested assets. The average balance of invested assets declined due to payments of interest on corporate debt and operating expenses in the absence of dividends from subsidiaries. For the three months ended September 30, 2009, expenses in our corporate operations decreased to $22 million from $29 million for the same period in 2008. A decrease in operating expenses of $4 million was primarily due to a decrease in legal costs partially offset by an increase in the amount of directors’ and officers’ liability insurance expense allocated to this segment. Interest expense decreased $3 million as a result of repurchasing corporate debt during 2008 and 2009.

For the nine months ended September 30, 2009, revenues in our corporate operations were a loss of $33 million compared with a loss of $65 million for the same period in 2008. In 2009, we recorded a loss of $53 million related to fair valuing outstanding warrants compared with a loss of $106 million in 2008. Additionally, net investment income decreased to $16 million in 2009 from $22 million in 2008 due to a decrease in yields on invested assets and a decrease in the average balance of invested assets. Similar to the third quarter comparison, the average balance of invested assets declined due to payments of interest on corporate debt and operating expenses in the absence of dividends from subsidiaries. For the nine months ended September 30, 2009, expenses in our corporate operations decreased to $73 million compared with expenses of $81 million for the same period in 2008. Operating expenses decreased $1 million primarily due to a decline in legal costs partially offset by an increase in the amount of directors’ and officers’ liability insurance expense allocated to this segment. Interest expense decreased $7 million as a result of repurchasing corporate debt during 2008 and 2009.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine Months Ended September 30,
In millions	2009		2008
Pre-tax income (loss)	$1,422		$(1,811)
Provision (benefit) for income taxes	$548	38.5%	$(298)	16.5%

Embedded in the effective tax rate for the nine months ended September 30, 2009 are the tax effects of the Company’s expected operating activities such as scheduled premium earnings, fees, and net investment income and operating expenses. The Company’s effective tax rate related to pre-tax income for the nine months ended September 30, 2009 was primarily a result of a net unrealized gain on its derivative portfolio, the tax-exempt interest from investments, and an increase in the valuation allowance. The Company’s effective tax rate related to pre-tax loss for the nine months ended September 30, 2008 was primarily driven by the establishment of a valuation allowance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has calculated its effective tax rate for the year by treating the net unrealized gain on its derivative portfolio as a discrete item. As such, this amount is not included when projecting the Company’s full year effective tax rate but rather is accounted for at 35% after applying the projected full year effective tax rate to actual nine-month results. Given the inability to estimate this item for the full year of 2009, the Company believes that it is appropriate to treat net unrealized gains and losses on its derivative portfolio as a discrete item for purposes of calculating its effective tax rate for the year.

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

As of September 30, 2009, the Company reported a net deferred tax asset of $1.3 billion primarily related to net unrealized losses on its derivative and investment portfolios. Included in the net deferred tax asset of $1.3 billion is the valuation allowance of $457 million. For the nine months ended September 30, 2009, the Company increased its valuation allowance by $106 million. The change in the valuation allowance for the nine months ended September 30, 2009 was primarily due to an increase in realized losses, resulting from asset impairments and sales, and a reduction in the valuation allowance of $30 million as part of the adoption of recently issued accounting guidance for the recognition and presentation of other-than-temporary impairments. Refer to “Note 3: Recent Accounting Pronouncements” for a further discussion about adopting this guidance. As of December 31, 2008, the Company had a valuation allowance of $351 million.

Ownership Change under Section 382 of the Internal Revenue Code

Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a defined testing period, generally three years (“Section 382 Ownership Change”).

The Company has experienced a shift in ownership as a result of our February 2008 equity offering, as well as Warburg Pincus investments and other transactions involving our shares. As of September 30, 2009, the Company, however, has not triggered a Section 382 Ownership Change. If the Company were to experience a Section 382 Ownership Change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carryforwards and certain other losses, credits, deductions, or tax basis. The Company cannot give any assurance that it will not undergo an ownership change at a time when these limitations would have a significant effect.

CAPITAL RESOURCES

The Company manages its capital resources to maintain appropriate claims-paying resources for National and MBIA Corp. Capital resources are defined by the Company as total shareholders’ equity and long-term debt issued by MBIA Inc. for general business purposes and surplus notes issued by MBIA Corp. As of September 30, 2009, total shareholders’ equity was $2.8 billion and total long-term debt was $2.7 billion. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital (shareholders’ equity plus long-term debt).

Securities Repurchases

Equity securities

Repurchases of stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to support our liquidity and other business needs.

During the nine months ended September 30, 2009, we repurchased 1.7 million common shares of MBIA Inc. under our share repurchase program at a cost of $4.2 million and an average price of $2.48 per share. As of September 30, 2009, we had repurchased a total of 42.1 million shares under our share repurchase program at an average price of $21.01 per share and $115 million remained available under the program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MBIA Inc. also repurchased 1,082 shares of the outstanding preferred stock of MBIA Insurance Corporation at a purchase price of $10,000 per share or 10% of the face value, of which 1,012 shares were repurchased in connection with a tender offer for the shares. As of September 30, 2009, 1,677 preferred shares of MBIA Insurance Corporation remained outstanding with a carrying value of $16.8 million.

Debt securities

In addition to stock repurchases, MBIA Inc. or its subsidiaries may repurchase their outstanding debt securities at prices that we deem to be economically advantageous. During the nine months ended September 30, 2009, MBIA Inc. repurchased $20.7 million par value outstanding of its general corporate debt at an average price of $89.86 and our investment management services operations repurchased $626.6 million par value outstanding of MTNs issued by its asset/liability products segment at an average price of $49.76. Additionally, during the nine months ended September 30, 2009, MBIA Inc. repurchased $7.5 million par value of surplus notes issued by MBIA Insurance Corporation at an average price of $30.67. The gain on the repurchase of surplus notes by MBIA Inc. is only reflected in the consolidated accounts of the Company.

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

Shelf Registration

From time to time, MBIA accesses the capital markets to support the growth of its businesses. As such, we filed a registration statement on Form S-3ASR with the SEC in June 2007 for an indeterminate amount which replaced and canceled remaining balances on all prior shelf registration statements filed with the SEC. This shelf registration permits us to issue various debt and equity securities described in the prospectus filed as part of the registration statement. In February 2008, we filed amendments to our Form S-3ASR to allow the issuance of $1.2 billion of common stock as part of our capital strengthening.

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

Since inception, National, the entity from which we conduct our U.S. public finance insurance business, has exhibited robust cash flows from operations, and relatively stable and predictable cash outflows. National had a substantial cash and short-term investment position of $630 million as of September 30, 2009, and a highly liquid investment portfolio.

As of September 30, 2009, the Company determined that the liquidity position of its U.S. public finance insurance segment was sufficient to meet cash requirements in the ordinary course of business.

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

In general, our structured finance and international segment’s financial guarantee contracts and CDS contracts cannot be accelerated, thereby mitigating liquidity risk. Under the terms of our insured CDS contracts, the insured counterparty may have a right to terminate the CDS contracts upon an insolvency or payment default by MBIA Corp. However, defaults, credit impairments and adverse capital markets conditions such as we are currently experiencing, can create payment requirements as a result of our irrevocable pledges to pay principal and interest, or other amounts owing on insured obligations, when due. Additionally, our structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes and preferred stock issuance. MBIA Corp. also provides guarantees to the holders of our asset/liability products debt obligations. If our asset/liability products segment or MBIA Inc. were unable to service the principal and interest payments on its debt and investment agreements, the holders of the insured liabilities would make a claim under the MBIA Corp. insurance policies. MBIA Corp. has lent $2.0 billion to the asset/liability products segment on a secured basis for the purpose of minimizing the risk that such claim would be made. The loan matures in the fourth quarter of 2011. During October and November of 2009, a total of $100 million of the loan was repaid. The timing of the ultimate repayment may be affected by the performance of assets in the asset/liability product’s investment portfolio.

Since the fourth quarter of 2007, MBIA Corp. made $4.4 billion of cash payments, before reinsurance, associated with insured second-lien RMBS securitizations, as well as settlement payments relating to CDS contracts referencing CDO-squareds and multi-sector CDOs. Among MBIA Corp.’s outstanding insured portfolio, these types of insured exposures have exhibited the highest degree of payment volatility and continue to pose material liquidity risk to the Company’s structured finance and international insurance segment. As a result of the current economic stress, MBIA could incur additional payment obligations beyond these mortgage-related exposures, which may be substantial, increasing the stress on MBIA Corp.’s liquidity.
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

The Company manages the investment portfolios of its insurance segments to maintain cash and liquid securities in an amount in excess of all stress scenario payment requirements. To the extent our liquidity resources fall short of our target liquidity cushions under the stress-loss scenario testing, the Company will seek to increase its cash holdings position, primarily through the sale of high-quality bonds held in its investment portfolio. As of September 30, 2009, MBIA Corp. had unencumbered cash and available-for-sale investments of $3.6 billion, of which $1.6 billion comprised cash and highly liquid assets of MBIA Insurance Corporation. We believe that MBIA Corp. has sufficient cash on hand, liquid assets and future cash receipts to satisfy expected claims payments.

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

In order to monitor liquidity risk and maintain appropriate liquidity resources for near-term cash and collateral requirements within our asset/liability products segment, the Company calculates monthly forecasts of asset and liability maturities, as well as collateral posting requirements. Cash availability at the low point of our 12-month forecasted cash flows is measured against liquidity needs using stress-scenario testing of each of the potential liquidity needs described above. To the extent there is a shortfall in our liquidity coverage, the Company proactively manages its cash position and liquidity resources to maintain an adequate cushion to the stress scenario. These resources include the sale of unpledged assets, the use of free cash at the holding company including the assets in the corporate segment, and potentially increased securities borrowings from National.

The asset/liability products segment, through MBIA Inc., maintained simultaneous repurchase and reverse repurchase agreements with MBIA Insurance Corporation under which MBIA Inc. borrowed government securities in exchange for lending other investment grade fixed-income securities to MBIA Insurance Corporation. The government securities borrowed by the asset/liability products segment are pledged to counterparties under collateralized investment agreements and repurchase agreements. In connection with the Company’s separation of its insurance business into distinct legal entities in February 2009, the assets borrowed by MBIA Inc. were transferred from MBIA Insurance Corporation to National. As a result, the Company terminated the repurchase and reverse repurchase agreements between MBIA Inc. and MBIA Insurance Corporation and established new agreements between MBIA Inc. and National for up to $2.0 billion under substantially the same terms. As of September 30, 2009, the fair value of security borrowings under these agreements totaled $1.9 billion.

Other liquidity support outstanding as of September 30, 2009 included a $600 million advance from our corporate segment to our asset/liability products segment and an intercompany repurchase agreement between MBIA Inc. and MBIA Insurance Corporation for up to $2.0 billion, under which the full $2.0 billion was borrowed. As of September 30, 2009, including the $2.6 billion of intercompany resources, the asset/liability products segment had cash and investments of $5.8 billion and receivables for securities sold net of payables for securities purchased of $14 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Following the Moody’s downgrade of MBIA Corp. to Baa1 in November 2008, most outstanding investment agreements were terminated in accordance with their terms. As of September 30, 2009, we had $5.8 billion in remaining liabilities related to our asset/liability products business, of which $2.9 billion were investment agreements. All of the investment agreements were collateralized by cash or high-grade securities. This included $1.2 billion of investment agreements which were terminable at the holders’ option upon the downgrade of MBIA Corp. to Baa1 by Moody’s or to BBB+ by S&P, but for which the holders did not choose to terminate the investment agreements. The remaining $2.9 billion in liabilities consist of MTNs issued by MBIA Global Funding, LLC and term repurchase agreements. No additional collateral or termination provisions would be triggered in the event of a further downgrade of MBIA Corp.’s credit rating. Payments and additional collateral requirements on the liabilities in the asset/liability products segment are expected to be met without the need for additional asset sales in the current stressed credit environment but rather from cash flows from investments and the intercompany facilities described above.

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

Corporate Liquidity

Liquidity needs in our corporate segment are highly predictable and comprise principal and interest payments on corporate debt, operating expenses and dividends to MBIA Inc. shareholders. Liquidity risk is associated primarily with the dividend capacity of our insurance subsidiaries, National and MBIA Insurance Corporation, the distributable earnings of the investment management services operations conducted by MBIA Inc., dividends from asset management subsidiaries, investment income and our ability to issue equity and debt. Additionally, the corporate segment maintains excess cash and investments to ensure it is able to meet its ongoing cash requirements over a multi-year period in the event that cash becomes unavailable from one or more sources.

As of September 30, 2009, the corporate activities of MBIA Inc. had $422 million of cash and highly liquid assets available for general corporate liquidity purposes, of which $408 million comprised cash and short-term investments, compared with estimated debt service, including maturities, and operating expenses of $201 million through year-end 2010.

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

Consolidated Cash Flows

Operating Cash Flows

For the nine months ended September 30, 2009, net cash used by operating activities totaled $1.5 billion compared with net cash provided by operating activities of $400 million for the nine months ended September 30, 2008. Net cash used by operating activities in the first nine months of 2009 was largely related to loss payments on financial guarantee insurance policies insuring RMBS exposure. Cash from operating activities during 2009 was adversely impacted by a decrease in net investment income and premium collections. Net cash provided by operating activities for the nine months ended September 30, 2008 was driven by premium collections, investment income and $253 million in refunds of income taxes paid in prior years, partially offset by claim payments made on financial guarantee insurance policies.

During the remainder of 2009, we currently expect that we will be required to make loss and CDS settlement payments, before reinsurance, of between $700 million and $800 million primarily relating to insured RMBS and multi-sector CDO credits. In addition, our surplus notes will require interest payments totaling approximately $67 million in January 2010. We believe that we have sufficient cash on hand, liquid assets and future cash receipts to satisfy expected claims payments and other expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Cash Flows

For the nine months ended September 30, 2009, net cash provided by investing activities was $4.7 billion compared with $9.4 billion for the nine months ended September 30, 2008. Net cash provided by investing activities in the first nine months of 2009 resulted from sales of securities for purposes of funding investment agreement withdrawals and terminations, MTN maturities and repurchases, insurance-related loss payments, and improving liquidity in our business segments. Similarly, net cash provided by investing activities in the first nine months of 2008 resulted from sales of securities for purposes of funding investment agreement withdrawals and terminations, MTN maturities and repurchases, and improving liquidity primarily within our asset/liability products segment.

Financing Cash Flows

For the nine months ended September 30, 2009, net cash used by financing activities was $3.8 billion compared with $7.5 billion for the nine months ended September 30, 2008. Net cash used by financing activities in the first nine months of 2009 principally related to withdrawals and terminations of investment agreements and maturities and repurchases of MTNs within our asset/liability products segment. Net cash used by financing activities in the first nine months of 2008 also related to withdrawals and terminations of investment agreements and maturities and repurchases of MTNs within our asset/liability products segment, partially offset by proceeds received from our capital issuance and surplus notes transactions.

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

In connection with the separation of our insurance operations, National entered into the previously disclosed reinsurance agreement with MBIA Insurance Corporation, whereby National assumed all of MBIA Insurance Corporation’s outstanding U.S. public finance business. As a consequence of the reinsurance transaction, National recorded a $1.3 billion contingency reserve, which brought its earned surplus to a deficit of $2.0 billion. Under Illinois insurance law, dividends can only be paid from earned surplus. Therefore, National would be unable to pay dividends for an extended period. The Company has submitted applications to its regulators to redomesticate National to New York and has simultaneously requested approval from the NYSID to reset National’s unassigned surplus.

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

Triple-A One, an MBIA-administered multi-seller conduit consolidated in the Company’s conduit segment, historically issued commercial paper to fund assets, which were insured by MBIA Corp. Triple-A One also maintained backstop liquidity facilities covering 100% of the face amount of commercial paper outstanding. During 2008, conditions in the asset-backed commercial paper market deteriorated making it increasingly difficult for Triple-A One to issue new commercial paper at commercially acceptable rates to repay maturing obligations. Accordingly, Triple-A One borrowed under its liquidity facilities to repay maturing commercial paper. By September 2008, these facilities were drawn in full and Triple-A One ceased issuing commercial paper. As of September 30, 2009 borrowings under liquidity facilities totaled $423 million and will be repaid as the assets purchased by Triple-A One mature. The financial guarantee policies issued by MBIA Corp. to insure the assets of Triple-A One cannot be accelerated to repay borrowings under the liquidity facilities and only guarantee ultimate payments over time relating to the assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments

Our available-for-sale investment portfolios comprise high-quality fixed-income securities and short-term investments. As of September 30, 2009 and December 31, 2008, the fair value of our consolidated available-for-sale investment portfolio was $13.8 billion and $17.0 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of September 30, 2009 and December 31, 2008 were $1.6 billion and $2.3 billion, respectively.

In millions	September 30, 2009	December 31, 2008	Percent Change 2009 vs. 2008
Available-for-sale investments:
U.S. public finance insurance operations:
Amortized cost	$5,238	$-	-
Unrealized net gain (loss)	117	-	-

Fair value	$5,355	$-	-

Structured finance and international insurance operations
Amortized cost	$2,986	$-	-
Unrealized net gain (loss)	(104)	-	-

Fair value	$2,882	$-	-

Combined insurance operations:
Amortized cost	$8,224	$8,834	-7%
Unrealized net gain (loss)	13	(160)	-108%

Fair value	$8,237	$8,674	-5%

Investment management services operations
Amortized cost	$6,751	$10,279	-34%
Unrealized net gain (loss)	(1,493)	(2,328)	36%

Fair value	$5,258	$7,951	-34%

Corporate segment
Amortized cost	$349	$365	-4%
Unrealized net gain (loss)	(2)	(7)	-75%

Fair value	$347	$358	-3%

Total available-for-sale investments:
Amortized cost	$15,324	$19,478	-21%
Unrealized net gain (loss)	$(1,482)	$(2,495)	41%

Total available-for-sale investments at fair value	$13,842	$16,983	-18%

Held-to-maturity investments:
Structured finance and international insurance operations
Amortized cost	$2,094	$1,215	72%
Investment management services operations
Amortized cost	1,802	2,441	-26%

Total held-to-maturity investments at amortized cost(1)	$3,896	$3,656	7%

Investments held as trading:
Structured finance and international insurance operations
Amortized cost	$116	$-	-
Unrealized net gain (loss)	8	-	-

Fair value	$124	$-	-

Consolidated investments at carrying value	$17,862	$20,639	-13%

(1) - Includes $2 million related to tax credit investments reported in “Other investments” on the Company’s consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The carrying value of our consolidated investment portfolio decreased 13% to $17.9 billion as of September 30, 2009 from $20.6 billion as of December 31, 2008. The decrease in the amortized cost of available-for-sale investments in the Company’s investment management services operations principally resulted from the maturity and sale of investments to repay investment agreement and MTN obligations within our asset/liability products segment, as well as the other-than-temporary impairment of securities. Structured finance and international insurance held-to-maturity investments increased as a result of the consolidation of additional VIE’s during 2009 and investment management services held-to-maturity investments decreased as a result of maturities of transactions within our conduit segment. Investments held as trading represent the assets of a VIE consolidated by our structured finance and international insurance segment.

The fair value of the Company’s investments is based on prices which include quoted prices in active markets and prices based on market-based inputs that are either directly or indirectly observable, as well as prices from dealers in relevant markets. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates and general market credit spreads occurring after a fixed-income security is purchased, although other factors may also influence fair value, including specific credit-related changes, supply and demand forces and other market factors. When the Company holds an available-for-sale investment to maturity, any unrealized gain or loss currently recorded in accumulated other comprehensive income (loss) in the shareholders’ equity section of the balance sheet is reversed. As a result, the Company would realize a value substantially equal to amortized cost. However, when investments are sold prior to maturity, the Company will realize any difference between amortized cost and the sale price of an investment as a realized gain or loss within its statement of operations. The investment portfolios of the Conduits, as well as certain consolidated variable interest entities, are classified as held-to-maturity, as the Company has the ability and intent to hold these investments to their contractual maturity. Portfolios classified as held-to-maturity are reported on the Company’s consolidated balance sheet at amortized cost and are not adjusted to reflect unrealized changes in fair value. The Company established three new mutual funds. The assets of these funds are classified as trading in accordance with accounting guidelines for investment companies. Changes in fair value of investments designated as trading are recorded in net realized gains (losses) on our statement of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Quality

The credit quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of September 30, 2009 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance Available-for-Sale		Structured Finance and International Available-for-Sale		Investment Management Services Available-for-Sale		Corporate Available-for-Sale		Investments Held-to-Maturity		Total

In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Aaa	$2,240	46%	$1,028	64%	$1,007	24%	$-	0%	$109	5%	$4,384	34%
Aa	1,764	37%	77	5%	771	19%	-	0%	96	4%	2,708	21%
A	658	14%	48	3%	1,225	30%	-	0%	37	1%	1,968	15%
Baa	149	3%	52	3%	695	17%	-	0%	2,112	88%	3,008	23%
Below investment grade	2	0%	413	25%	426	10%	6	100%	52	2%	899	7%
Not rated	-	0%	-	0%	13	0%	-	0%	-	0%	13	0%

Total	$4,813	100%	$1,618	100%	$4,137	100%	$6	100%	$2,406	100%	$12,980	100%
Short-term investments	542		1,256		763		333		606		3,500
Unrealized loss not reflected in carrying value of held-to-maturity investments	-		-		-		-		882		882

Investments held as trading	-		124		-		-		-		124
Other investments	-		8		358		8		2		376

Consolidated investments at carrying value	$5,355		$3,006		$5,258		$347		$3,896		$17,862

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2009, the weighted average credit quality of the Company’s U.S. public finance insurance, structured finance and international insurance, and investment management services fixed-income available-for-sale investment portfolios, excluding short-term and other investments and investments categorized as held-to-maturity, was Aa, Aa, and A, respectively, as presented in the preceding table. Investments categorized as held-to-maturity had a weighted average credit quality of Baa.

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“MBIA-Insured Investments”). As of September 30, 2009, Insured Investments at fair value represented $4.1 billion or 23% of consolidated investments, of which $2.7 billion or 15% of consolidated investments were insured by MBIA Corp. and National. This includes conduit investments of $1.4 billion at fair value, or 8% of consolidated investments, which were all insured by MBIA Corp.

As of September 30, 2009, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range, and 4% of the total investment portfolio would be rated below investment grade.

The distribution of the Company’s Insured Investments by financial guarantee insurer as of September 30, 2009 is presented in the following table:

	U.S. Public Finance Available-for-Sale		Structured Finance and International Available-for-Sale		Investment Management Services Available-for-Sale		Corporate Available-for-Sale		Investments Held-to-Maturity		Total

In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
MBIA Corp.	$74	1%	$252	1%	$498	3%	$-	0%	$1,443	8%	$2,267	13%
FSA	278	1%	3	0%	361	2%	-	0%	-	0%	642	3%
Ambac	94	1%	1	0%	375	2%	5	0%	-	0%	475	3%
National	289	2%	-	0%	97	0%	-	0%	-	0%	386	2%
FGIC	24	0%	-	0%	154	1%	-	0%	-	0%	178	1%
Other	144	1%	2	0%	45	0%	-	0%	-	0%	191	1%

Total	$903	6%	$258	1%	$1,530	8%	$5	0%	$1,443	8%	$4,139	23%

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

The underlying ratings of the MBIA-Insured Investments as of September 30, 2009 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions Underlying Ratings Scale	U.S. Public Finance Insurance Available-for-Sale	Structured Finance and International Insurance Available-for-Sale	Investment Management Services Available-for-Sale	Conduit Held-to-Maturity	Total
MBIA Corp.:
Aaa	$-	$16	$2	$115	$133
Aa	-	7	33	35	75
A	16	-	152	99	267
Baa	57	11	217	1,121	1,406
Below investment grade	1	218	94	73	386

Total MBIA Corp.	$74	$252	$498	$1,443	$2,267

National:
Aaa	$-	$-	$-	$-	$-
Aa	75	-	28	-	103
A	157	-	45	-	202
Baa	57	-	24	-	81
Below investment grade	-	-	-	-	-

Total National	$289	$-	$97	$-	$386

Total MBIA Insured Investments	$363	$252	$595	$1,443	$2,653

Without giving effect to the MBIA guarantee of MBIA-Insured Investments in the consolidated investment portfolio, as of September 30, 2009, based on the actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the MBIA-Insured Investments would be in the Baa range, and 7% of the consolidated investment portfolio would be rated below investment grade.

Conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the conduits. All transactions currently funded in the conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted average underlying rating for transactions currently funded in the conduits was A- by S&P and A2 by Moody’s at the time such transactions were funded. MBIA estimates that the current weighted average underlying rating of all outstanding conduit transactions was BBB by S&P and Baa1 by Moody’s as of September 30, 2009.

Impaired Investments

Investments for which the Company has recorded unrealized losses are tested quarterly for other-than-temporary impairment. For each security that meets the threshold of either 20% impaired at the time of review or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period, a further analysis of the security is performed to assess if the impairment is other than temporary. As of September 30, 2009, the Company had a pre-tax unrealized net loss of $1.5 billion related to its investment management services operations’ available-for-sale investment portfolio. Included in the investment management services operations’ pre-tax unrealized net loss of $1.5 billion were unrealized gross losses totaling $688 million within the asset-backed sector, primarily consisting of CDO and credit card investments, which primarily resulted from changes in the fair value of these securities due to a significant widening of market credit spreads.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair values and gross unrealized losses by credit rating category of ABS included in our consolidated investment portfolio as of September 30, 2009 for which fair value was less than amortized cost. Of the total $1.2 billion of fair value and $786 million of unrealized losses, $968 million of fair value and $688 million of unrealized losses relates to ABS included in our asset/liability products investment portfolio. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of September 30, 2009 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For insured bonds, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Total

Asset-Backed Sector	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS CDO	$6	$(53)	$12	$(12)	$8	$(18)	$5	$(15)	$266	$(312)	$297	$(410)
Corporate CDO	180	(95)	47	(9)	189	(45)	5	(16)	1	(11)	422	(176)
Auto loans	-	-	52	(3)	-	-	-	-	21	(2)	73	(5)
Credit cards	86	(9)	18	(10)	4	-	-	-	26	(1)	134	(20)
Equipment Leases	-	-	-	-	-	-	40	(12)	-	-	40	(12)
Small business/student loans	18	(6)	-	-	-	-	23	(8)	-	-	41	(14)
Other ABS	33	(1)	41	(16)	73	(27)	80	(102)	10	(3)	237	(149)

Total	$323	$(164)	$170	$(50)	$274	$(90)	$153	$(153)	$324	$(329)	$1,244	$(786)

Seventy-four percent of our investments in ABS reported in the preceding table were rated investment grade with 26% rated Aaa. Of the $1.2 billion of ABS investments reported in the preceding table, $373 million include the benefit of guarantees provided by third-party financial guarantors and $274 million include the benefit of guarantees provided by MBIA Corp. The average credit rating of all guaranteed ABS investments using the higher of the guarantors’ ratings or the underlying bond ratings was A and the average underlying credit rating of guaranteed ABS investments, without giving effect to the guarantees, was BBB. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $378 million or 30% of the securities included in the preceding table were rated below investment grade.

The following table presents the fair values and gross unrealized losses by credit rating category of direct corporate obligations included in our consolidated investment portfolio as of September 30, 2009 for which fair value was less than amortized cost:

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Total

Corporate Obligations	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate Obligations	$92	$(19)	$223	$(20)	$646	$(111)	$373	$(91)	$99	$(33)	$1,433	$(274)

Total	$92	$(19)	$223	$(20)	$646	$(111)	$373	$(91)	$99	$(33)	$1,433	$(274)

Ninety-three percent of our investments in corporate obligations reported in the preceding table were rated investment grade with 6% rated Aaa. Of the $1.4 billion of corporate obligations reported in the preceding table, $77 million include the benefit of guarantees provided by third-party financial guarantors, $95 million include the benefit of guarantees provided by MBIA Corp., and $20 million include the benefit of guarantees provided by National. The average credit rating of all guaranteed corporate obligations included in the preceding table using the higher of the guarantors’ ratings or the underlying bond ratings was BBB+ and the average underlying credit rating of these guaranteed corporate obligations without giving effect to the guarantees was BBB-. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp. and National, $100 million or 7% of the securities included in the preceding table were rated below investment grade.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair values and gross unrealized losses by credit rating category of mortgage-backed securities included in our consolidated investment portfolio as of September 30, 2009 for which fair value was less than amortized cost:

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Total

Mortgage Backed Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
RMBS:
Collateralized	$116	$(11)	$49	$(40)	$13	$(14)	$7	$(11)	$140	$(163)	$325	$(239)
Home Equity	5	-	107	(71)	13	(3)	27	(7)	329	(181)	481	(262)
Pass-through securities	52	-	-	-	-	-	-	-	-	-	52	-
Other	10	(2)	19	(16)	-	-	-	-	22	(11)	51	(29)
CMBS	7	(2)	18	(6)	2	(1)	1	-	4	(4)	32	(13)

Total	$190	$(15)	$193	$(133)	$28	$(18)	$35	$(18)	$495	$(359)	$941	$(543)

Forty-seven percent of our investments in MBS reported in the preceding table were rated investment grade with 20% rated Aaa. Of the $941 million of MBS investments reported in the preceding table, $451 million include the benefit of guarantees provided by third-party financial guarantors and $86 million include the benefit of guarantees provided by MBIA Corp. The average credit rating of all guaranteed MBS investments using the higher of the guarantors’ ratings or the underlying bond ratings was BBB and the average underlying credit rating of guaranteed MBS investments, without giving effect to the guarantees, was B. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $613 million or 65% of the securities included in the preceding table were rated below investment grade.

We have reviewed the above securities as part of our assessment of other-than-temporary impairments of our entire investment portfolio. During our review, we assessed (i) the magnitude and duration of declines in fair value and (ii) the reasons for the declines, such as general credit spread movements in each asset-backed sector, transaction-specific changes in credit spreads, credit rating downgrades, modeled defaults, and principal and interest payment priorities within each investment structure. Based on our assessment of other-than-temporary impairments within our investment portfolios, we concluded that 38 ABS investments included in the preceding table were other-than-temporarily impaired and we recorded realized losses of $155 million in the first nine months of 2009 on those securities through current earnings. Other-than-temporary impairments of ABS investments resulted from our reassessment of the likelihood we will not receive an amount equal to our amortized cost over the remaining maturities of the securities.

For the three months ended March 31, 2009 and all preceding periods, whenever we believed that we would not recover an amount equal to the amortized cost of a security over its remaining expected holding period, including maturity, we recorded the difference between the amortized cost and the fair value in earnings as an other-than-temporary impairment loss. Under recently issued accounting principles for the recognition and presentation of other-than temporary impairments, which we adopted beginning with the three months ended June 30, 2009, we record the difference between the fair value and the amount we expect to ultimately recover based on our best estimate of cash flows discounted at the prescribed rate in earnings as a reduction to other-than-temporary impairment losses. The credit loss component recognized in earnings is identified as the amount of cash flows not expected to be received over the remaining term of the security as projected using the Company’s cash flow projections and base assumptions. Had this accounting guidance been in effect for prior periods, the total net investment losses related to other-than-temporary impairments would have been less by the amount of the non-credit related losses expected on those investments during the respective periods. We believe that, over time, the unrealized losses currently recorded on our impaired investments will recover to fair values at least equal to their current amortized costs through improvements in market conditions and the repayment of principal. As we do not intend to sell these securities and it is more likely than not that we would not be required to sell these securities prior to repayment or until such a recovery in value, we have not realized additional losses on the remainder of our investment portfolio through current earnings. However, if the creditworthiness of these investments or our intent to hold them were to change, we may take additional impairments on these securities through earnings in the future.

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

MBIA-insured securities, whether or not owned by the Company, are evaluated for impairment as part of our insurance surveillance process and, therefore, losses on MBIA-insured securities are recorded in accordance with our loss reserving policy. Refer to “Note 2: Significant Accounting Policies” and “Note 10: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements” for information about our loss reserving policy and loss reserves. The determination of an impairment under our loss reserving process and under our investment impairment process differ in several ways. The two primary differences are (i) the consideration of unearned premium revenue in establishing loss reserves and (ii) the use of a risk free discount rate in establishing loss reserves compared with the use of a discount rate reflecting the original purchase price yield on a security, which would typically be used in our analysis of other-than-temporary impairments of investments.

The following table presents the values of MBIA-Insured Investments for which fair value is less than amortized cost, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company, as of September 30, 2009. The amortized cost represents the par value owned adjusted for any purchase price premium or discount. The insurance loss reserves represent the present value of the total amount of debt service payments (principal and interest) the Company expects to make over the term of the securities. If the Company were to hold the MBIA-Insured Investments presented in the following table to maturity, the unrealized loss recorded in accumulated other comprehensive income would reverse to zero and any losses resulting from the issuers inability to pay principal or interest would be recorded as an insurance loss in the Company’s consolidated statement of operations. Additionally, the difference between amortized cost and the par value of a security will be recorded in earnings through the accretion of the discount or amortization of the premium over the term of the security.

In millions	As of September 30, 2009
Security Type	Amortized Cost	Fair Value	Unrealized Loss Recorded in Other Comprehensive Income	Insurance Loss Reserve(1)
Mortgage-backed securities	$117	$82	$(35)	$65
Asset-backed securities	578	290	(288)	3
Corporate obligations	121	115	(6)	-
State and municipal bonds	432	399	(33)	-
Other investments	103	62	(41)	-
Conduits (consolidated)	1,594	1,226	(368)	-

Total	$2,945	$2,174	$(771)	$68

(1) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Debt Obligations

Principal payments due under our debt obligations (liabilities) in the three months ending December 31, 2009 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars and liabilities issued at a discount reflect principal amounts due at maturity.

	September 30, 2009

In millions	Three Months ending December 31, 2009	2010	2011	2012	2013	Thereafter	Total
Structured finance and international insurance:
Surplus notes	$-	$-	$-	$-	$-	$946	$946
TALF loans	-	-	-	247	-	31	278
VIE notes	32	1,009	170	89	202	1,316	2,818
Investment Management Services:
Asset/liability products segment:
Investment agreements	173	600	101	476	185	1,538	3,073
Medium-term notes	-	403	56	127	57	2,481	3,124
Securities sold under agreements to repurchase	-	15	-	487	-	-	502
Conduits:
Medium-term notes	61	131	-	-	-	1,356	1,548
Long-term liquidity loans	4	15	17	18	19	350	423
Corporate:
Long-term debt	-	69	91	-	-	913	1,073

Total	$270	$2,242	$435	$1,444	$463	$8,931	$13,785

In the second quarter of 2009, we consolidated an additional VIE, which resulted in an increase to our consolidated investments and VIE notes of $900 million, respectively. The notes of this VIE are currently scheduled to be repaid in May 2010 and have been included in the preceding table. In the fourth quarter of 2009, we settled the financial guarantee contract related to this VIE in exchange for a payment by MBIA Corp. of $65 million, net of reinsurance. The settlement payment eliminated potentially significant future performance volatility and relieved us from any further obligation under our insurance contract to the VIE notes referenced above. The impact of the payment and reduction in insurance exposure will be reflected in the Company’s results for the fourth quarter of 2009.

Term Asset-Backed Securities Loan Facility

During the second and third quarters of 2009, the Company purchased ABS under the Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”). TALF provides secured financing for ABS backed by certain types of consumer and small business loans. The TALF financing agreements represent term loans with varying maturities ranging from 3 to 5 years. These loans are non-recourse to MBIA, less a haircut, and are collateralized by the ABS purchased with the loan proceeds. Collateral haircuts are established by the Federal Reserve for each class of eligible collateral and determined based on price volatility. Under the program, MBIA can deliver the collateralized ABS to a special purpose vehicle created by the Federal Reserve in full defeasance of the loans.

As of September 30, 2009, the Company held ABS with a fair value of $310 million purchased under TALF that are recorded as available-for-sale investments and had $278 million of secured financings from the Federal Reserve related to the purchase of these securities that are recorded in “Long-term debt” on the Company’s consolidated balance sheet.

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

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2009 from instantaneous shifts in interest rates.

	Change in Interest Rates

In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$523	$396	$220	$(240)	$(479)	$(706)

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments (including investment securities and investment agreement and MTN obligations) as of September 30, 2009 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. MBIA Corp.’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally change in opposite direction from the liability portfolio.

	Change in Credit Spreads

In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$201	$79	$(76)	$(285)

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. All these transactions were insured by the Company’s structured finance and international insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of September 30, 2009, approximately 31% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s investment management services operations enter into single-name CDSs as part of its asset management activities. In the first nine months of 2009, the value of the Company’s credit derivative contracts were affected predominantly by changes in credit spreads and prices of the underlying reference obligations’ collateral, changes in recovery rate assumptions, erosion of subordination, ratings downgrades of securities backing CDOs and the effect of the Company’s own credit risk on the portfolio. As those risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Since December 31, 2006, the Company’s portfolio of insured structured CDSs has become increasingly concentrated in transactions where the underlying reference obligations comprise CMBS and asset-backed collateral including RMBS, in addition to corporate securities. As a result, the portfolio is more sensitive to changes in credit spreads in those sectors. Beginning in the second half of 2007, credit spreads in those sectors increased significantly, resulting in a substantial decrease in the fair value of the Company’s portfolio of structured CDSs. Refer to the discussion of the attribution of the first nine months of 2009 unrealized loss included in the “Results of Operations” section.

In the first nine months of 2009, we have observed a tightening of corporate credit spreads and credit quality deterioration of certain tranches within our insured CDOs. In addition, the Company has observed an extensive widening of its own credit spreads. As changes in fair value can be caused by factors unrelated to the performance of MBIA’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting may cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

The following tables reflect sensitivities to changes in credit spreads, collateral prices, recovery rates, rating migrations and to changes in our own credit spreads and recovery rates. Each table stands on its own and should be read independently of each other.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of September 30, 2009. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (loss)	$1,598	$643	$182	$-	$(186)	$(746)	$(2,124)
Estimated net fair value	$(2,672)	$(3,627)	$(4,088)	$(4,270)	$(4,456)	$(5,016)	$(6,394)

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

Since the Company is now using collateral prices as an input into the new Direct Price Model for certain multi-sector insured CDO’s, a sensitivity analysis below shows the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in collateral prices as of September 30, 2009.

	Change in Collateral Prices (Structured Finance and International Insurance Operations)

In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (loss)	$152	$76	$-	$(76)	$(154)
Estimated net fair value	$(4,077)	$(4,153)	$(4,229)	$(4,305)	$(4,383)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a one and three notch rating change in the credit quality as of September 30, 2009. A notch represents a one step movement up or down in the credit rating. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein.

	Change in Credit Ratings (Structured Finance and International Insurance Operations)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (loss)	$1,223	$422	$-	$(485)	$(1,283)
Estimated net fair value	$(3,006)	$(3,807)	$(4,229)	$(4,714)	$(5,512)

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of September 30, 2009. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein

	Change in Recovery Rates (Structured Finance and International Insurance Operations)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (loss)	$528	$312	$-	$(311)	$(649)
Estimated net fair value	$(3,701)	$(3,917)	$(4,229)	$(4,540)	$(4,878)

Accounting principles for fair value measurements and disclosures require the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivative portfolio using upfront credit spreads of 0%, an increase of 15%, and a decrease of 30%. The actual upfront spread used in the valuation at September 30, 2009 ranged from 25% to 60% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Upfront Credit Spread (Structured Finance and International Insurance Operations)
In millions	Increase by 15 Percent	No Change	Decrease by 30 Percent	Decrease to 0 Percentage Points
Estimated pre-tax net gains (loss)	$117	$-	$(1,343)	$(9,256)
Estimated net fair value	$(4,112)	$(4,229)	$(5,572)	$(13,485)

Following the inclusion of the MBIA recovery rate in the calculation of nonperformance risk for insured CDS liabilities, this year we have added a sensitivity analysis that shows the change in fair value of insured CDS liabilities due to changes in that recovery rate. The values we are showing below reflect the approximate trading range of the MBIA recovery rate in the last few months.

	MBIA’s Recovery Rate (Structured Finance and International Insurance Operations)
In millions	Decrease to 15 Percentage Points	No Change	Increase to 25 Percentage Points
Estimated pre-tax net gains (loss)	$849	$-	$(1,182)
Estimated net fair value	$(3,380)	$(4,229)	$(5,411)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

An update of the Company’s market risk as of September 30, 2009 is included under “Market Risk” within Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that plaintiffs’ claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. On November 12, 2008, the United States Court of Appeals for the Second Circuit affirmed the Court’s dismissal on statute of limitations grounds, but remanded the case to allow the plaintiffs to file an amended complaint. The Second Consolidated Amended Class Action Complaint was filed on February 18, 2009. The defendants filed their renewed motion to dismiss on April 17, 2009, and on September 24, 2009, the Court granted that motion and dismissed plaintiffs’ complaint with prejudice. On November 2, 2009, the plaintiffs filed a Notice of Appeal signaling their intent to file an appeal of the dismissal order with the United States Court of Appeals for the Second Circuit.

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re MBIA Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff, the Teachers’ Retirement System of Oklahoma, seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. Defendants’ motion to dismiss is fully briefed. No oral argument has been scheduled to date.

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant, entitled Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515, (the “Detroit Complaint”), was filed in the United States District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Consolidated Class Action, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The Detroit Complaint purports to relate to a so-called “Relevant Time Period” from February 9, 2006, through the time of filing of the complaint. A Special Litigation Committee of two independent directors of MBIA Inc. (the “SLC”) has determined after a good faith and thorough investigation that pursuit of the allegations set out in the Detroit Complaint is not in the best interests of MBIA and its shareholders. On January 23, 2009, the SLC served a motion to dismiss the Detroit Complaint.

On August 11, 2008, a shareholder derivative lawsuit entitled Crescente v. Brown et al., No. 08-17595 (the “Crescente Complaint”) was filed in the Supreme Court of the State of New York, County of Westchester against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant. The gravamen of this complaint is similar to the Detroit Complaint except that the time period assertedly covered is from January, 2007, through the time of filing of this complaint. The derivative plaintiff has agreed to stay the action pending the outcome of the SLC’s motion to dismiss the Detroit Complaint.

On July 23, 2008, the City of Los Angeles filed two complaints in the Superior Court of the State of California, County of Los Angeles, against the Company and others. The first complaint, against the Company, AMBAC Financial Group, Inc., XL Capital Assurance Inc., ACA Financial Guaranty Corp., Financial Guaranty Insurance Company, and CIFG Assurance North America, Inc., alleged (i) participation in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance and (ii) participation in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and a failure to adequately disclose the impact of those transactions on their financial condition.

These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence and negligent misrepresentation. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, San Francisco County, by the City of Stockton, the City of Oakland, the City and County of San Francisco, the County of San Mateo, the County of Alameda, the City of Los Angeles Department of Water and Power, by the Sacramento Municipal Utility District, and the City of Sacramento between July 23, 2008 and January 6, 2009. On August 31, 2009, the aforementioned plaintiffs, excluding the City of Sacramento, filed amended complaints identifying specific variable rate bond transactions with respect to the existing contract, fraud and negligence claims, and adding claims for unjust enrichment with respect to insured bonds issued by the plaintiffs during an unspecified period of time. A similar complaint alleging the same causes of action was filed by the City of Riverside. On the same day, the County of Contra Costa and Los Angeles World Airports filed new complaints and the City of Sacramento filed an amended complaint alleging the antitrust violation and unjust enrichment causes of action only. MBIA’s demurrers and other responsive pleadings are due November 13, 2009. These cases are now coordinated as Ambac Bond Insurance Cases in San Francisco Superior Court. On April 8, 2009, The Olympic Club filed a complaint against the Company in the Superior Court of the State of California, County of San Francisco, making similar allegations of participation in risky financial transactions in other lines of business that allegedly damaged the Company’s financial condition, and of a failure to adequately disclose the impact of those transactions on the Company’s financial condition. These allegations form the predicate for the same initial five common law causes of action as those in the Ambac Bond Insurance Cases, as well as a California unfair competition cause of action. The Olympic Club does not include an antitrust or unjust enrichment cause of action. The Olympic Club case is being coordinated with the Ambac Bond Insurance Cases.

The City of Los Angeles’s second complaint named as defendants certain other financial institutions as well as bond insurers, including the Company, AMBAC Financial Group, Inc., Financial Security Assurance, Inc., Financial Guaranty Insurance Company and Security Capital Assurance Inc., and alleged fraud and violations of California’s antitrust laws through bid-rigging in the sale of municipal derivatives to municipal bond issuers. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, Los Angeles County, by the County of San Diego on August 28, 2008, and in Superior Court, San Francisco County, by the City of Stockton on July 23, 2008, by the County of San Mateo on October 7, 2008, and by the County of Contra Costa on October 8, 2008. The City of Los Angeles and City of Stockton actions were removed to federal court and transferred by order dated November 26, 2008, to the Southern District of New York for inclusion in the multidistrict litigation In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950; the San Diego County, San Mateo County, and Contra Costa County actions were removed to federal court and transferred to the Southern District of New York for inclusion in that proceeding by order dated February 4, 2009. All five plaintiffs filed amended complaints on September 15, 2009 alleging violations of both federal and California state antitrust laws.

The Company has received subpoenas or informal inquiries from a variety of regulators, including the SEC, the Securities Division of the Secretary of the Commonwealth of Massachusetts, the Attorney General of the State of California, and other states’ regulatory authorities, regarding a variety of subjects, including disclosures made by the Company to underwriters and issuers of certain bonds, disclosures regarding the Company’s structured finance exposure, trading and valuation of managed collateral, the Company’s communications with rating agencies, and the methodologies used by rating agencies for determining the credit rating of municipal debt. The Company is cooperating fully with each of these regulators and is in the process of satisfying all such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

On September 30, 2008, MBIA Corp. commenced an action in the New York State Supreme Court against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleged that Countrywide fraudulently induced MBIA to provide financial guaranty insurance on securitizations of home equity lines of credit and closed end second liens by misrepresenting the true risk profile of the underlying collateral and Countrywide’s adherence to its strict underwriting standards and guidelines. The complaint also alleged that Countrywide breached its representations and warranties and its contractual obligations, including its obligation to cure or repurchase ineligible loans as well as its obligation to service the loans in accordance with industry standards. In an order dated July 8, 2009, the New York State Supreme Court denied Countrywide’s motion to dismiss in part, allowing the fraud cause of action to proceed against all three Countrywide defendants and the contract causes of action to proceed against Countrywide Home Loans, Inc. All parties have filed Notices of Appeal and defendants filed their answer to the complaint on August 3, 2009. On August 24, 2009, MBIA Corp. filed an amended complaint, adding Bank of America as a defendant, identifying an additional five securitizations and supplementing the facts in support of our re-asserted negligent misrepresentation claim to address the points made by Justice Bransten in her decision granting the motion to dismiss that claim. On October 9, 2009, defendants filed a renewed motion to dismiss. Our response was filed on November 3, 2009, and defendants’ reply is due November 10, 2009. Oral argument is scheduled for December 9, 2009.

On July 10, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against Bank of America Corporation, Countrywide Financial Corporation, Countrywide Home Loans, Inc, Countrywide Securities Corporation, Angelo Mozilo, David Sambol, Eric Sieracki, Ranjit Kripalani, Jennifer Sandefur, Stanford Kurland, Greenwich Capital Markets, Inc., HSBC Securities

(USA) Inc., UBS Securities, LLC, and various Countrywide-affiliated Trusts. The complaint alleges that Countrywide made numerous misrepresentations and omissions of material fact in connection with its sale of certain residential mortgage-backed securities, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA commenced this action as subrogee of the purchasers of the residential mortgage-backed securities, who incurred severe losses that have been passed on to MBIA as the insurer of the income streams on these securities. On November 3, 2009, MBIA Corp. filed an amended complaint.

On October 15, 2008, MBIA Corp. commenced an action in the United States District Court for the Southern District of New York against Residential Funding Company, LLC (“RFC”). On December 5, 2008, a notice of voluntary dismissal without prejudice was filed in the Southern District of New York and the complaint was re-filed in the Supreme Court of the State of New York, New York County. The complaint alleges that RFC fraudulently induced MBIA Corp. to provide financial guarantee policies with respect to five RFC closed-end home equity second-lien and HELOC securitizations, and that RFC breached its contractual representations and warranties, as well as its obligation to repurchase ineligible loans, among other things. RFC’s motion to dismiss has been fully briefed and argued.

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

On October 14, 2008, June 17, 2009 and August 25, 2009, MBIA Corp. submitted proofs of claim to the FDIC with respect to the resolution of IndyMac Bank, F.S.B. for both pre- and post-receivership amounts owed to MBIA as a result of IndyMac’s contractual breaches and fraud in connection with financial guaranty insurance issued by MBIA on securitizations of home equity lines of credit. The proofs of claim were subsequently denied by the FDIC. MBIA has appealed the FDIC’s denial of its proofs of claim via a complaint, filed on May 29, 2009, against IndyMac Bank, F.S.B. and the FDIC, as receiver, in the United States District Court for the District of Columbia and alleges that IndyMac fraudulently induced MBIA to provide financial guaranty insurance on securitizations of home equity lines of credit by breaching contractual representations and warranties as well as negligently and fraudulently misrepresenting the nature of the loans in the securitization pools and IndyMac’s adherence to its strict underwriting standards and guidelines. The FDIC moved to dismiss MBIA’s non-contract based claims on September 2, 2009. On October 9, 2009, MBIA filed its response brief. The FDIC’s response is due November 9, 2009.

On September 22, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against IndyMac ABS, Inc., Home Equity Mortgage Loan Asset-Backed Trust, Series 2006-H4, Home Equity Mortgage Loans Asset-Backed Trust, Series INDS 2007-I, Home Equity Mortgage Loan Asset-Backed Trust, Series INDS 2007-2, Credit Suisse Securities (USA), L.L.C., UBS Securities, LLC, JPMorgan Chase & Co., Michael Perry, Scott Keys, Jill Jacobson, and Kevin Callan. The Complaint alleges that IndyMac Bank made numerous misrepresentations and omissions of material fact in connection with its sale of certain residential mortgage-backed securities, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA commenced this action as subrogee of the purchasers of the residential mortgage-backed securities, who incurred severe losses that have been passed on to MBIA as the insurer of the income streams on these securities. On October 19, 2009, MBIA dismissed IndyMac ABS, Inc. from the action without prejudice. On October 23, 2009, defendants removed the case to the United States District Court for the Central District of California.

On April 30, 2009, MBIA Corp. and LaCrosse Financial Products commenced an action in the Supreme Court of the State of New York against Merrill Lynch, Pierce, Fenner and Smith, Inc. and Merrill Lynch International. The complaint (amended on May 15, 2009) seeks damages in an as yet indeterminate amount believed to be in excess of several hundred million dollars arising from alleged misrepresentations and breaches of contract in connection with eleven CDS contracts pursuant to which MBIA wrote protection in favor of Merrill and other parties on a total of $5.7 billion in collateralized debt obligations arranged and marketed by Merrill. The complaint also seeks rescission of the CDS contracts. Merrill’s motion to dismiss the amended complaint has been fully briefed, and oral argument is scheduled for November 17, 2009.

On March 11, 2009, a complaint was filed in the United States District Court of the Southern District of New York against the Company and its subsidiaries, MBIA Corp. and National, entitled Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (S.D.N.Y.). The lead plaintiffs, Aurelius Capital Master, Ltd., Aurelius Capital Partners, LP, Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P., and Fir Tree Mortgage Opportunity Master Fund, L.P., purport to be acting as representatives for a class consisting of all holders of securities, instruments, or other obligations for which MBIA Corp., before February 18, 2009, issued financial guarantee insurance other than United States municipal/governmental bond securities. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances under §§ 273, 274 and 276 of New York Debtor and Creditor Law and a breach of the implied covenant of good faith and fair dealing under New York common law. The Complaint seeks, inter alia, (a) a declaration that the alleged fraudulent conveyances are null and void and set aside, (b) a declaration that National is responsible for the insurance polices issued by MBIA Insurance Corporation up to February 17, 2009, and (c) an award of damages in an unspecified amount together with costs, expenses and attorneys’ fees in connection with the action. Defendants’ motion to dismiss the complaint is fully briefed. Oral argument is scheduled for November 17, 2009.

On April 6, 2009, a complaint was filed in the Court of Chancery for the State of Delaware entitled Third Avenue Trust and Third Avenue Variable Series Trust v. MBIA Insurance Corp. and MBIA Insurance Corp. of Illinois, CA 4486-UCL. Plaintiffs allege that they are holders of approximately $400 million of surplus notes issued by MBIA Corp. (for purposes of this section, the “Notes”) in January 2008. The complaint alleges (Count I) that certain of the Transactions breached the terms of the Notes and the Fiscal Agency Agreement dated January 16, 2008 pursuant to which the Notes were issued. The complaint also alleges that certain transfers under the Transactions were fraudulent in that they allegedly left MBIA Corp. with “unreasonably small capital” (Count II), “insolvent” (Count III), and were made with an “actual intent to defraud” (Count IV). The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions (b) declaring that the Transactions constituted a fraudulent conveyance, and (c) damages in an unspecified amount. Defendants’ motion to dismiss the complaint was fully briefed and oral argument was heard on October 5, 2009. On October 28, 2009, Vice Chancellor Strine entered an order dismissing the case without prejudice.

On May 13, 2009, a complaint was filed in the New York State Supreme Court against the Company and its subsidiaries, MBIA Corp. and National, entitled ABN AMRO Bank N.V. et al. v. MBIA Inc. et al. The plaintiffs, a group of 19 domestic and international financial institutions, purport to be acting as holders of insurance policies issued by MBIA Corp. directly or indirectly guaranteeing the repayment of structured finance products. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances and a breach of the implied covenant of good faith and fair dealing under New York law. The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions, (b) declaring that the Transactions constituted a fraudulent conveyance, (c) declaring that MBIA Inc. and National are jointly and severally liable for the insurance policies issued by MBIA Corp., and (d) ordering damages in an unspecified amount. At a conference on October 2, 2009, the judge hearing the matter indicated his intention to deny defendants’ motion to dismiss, however, no written decision has yet been issued. At a separate conference on November 6, 2009, the judge indicated he may refrain from issuing a decision until he has had an opportunity to review the submission of the New York State Department of Insurance in the Article 78 proceeding (see next paragraph) which is currently due November 24, 2009. If and to the extent that the judge issues a ruling consistent with his statements at the October 2, 2009 conference, MBIA intends to promptly appeal it to the Appellate Division of the New York State Supreme Court.

On June 15, 2009, the same group of 19 domestic and international financial institutions who filed the above described plenary action in New York State Supreme Court filed a proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled ABN AMRO Bank N.V. et al. v. Eric Dinallo, in his capacity as Superintendent of the New York Insurance Department, the New York State Insurance Department, MBIA Inc. et al. In its motions to dismiss the three above-referenced plenary actions, the Company argued that an Article 78 proceeding is the exclusive forum in which a plaintiff may raise any challenge to the Transformation approved by the Superintendent of the Department of Insurance. The petition seeks a judgment (a) declaring void and to annul the approval letter of the Superintendent of the Department of Insurance, (b) to recover dividends paid in connection with the Transactions, (c) declaring that the approval letter does not extinguish plaintiffs’ direct claims against MBIA Inc. and its subsidiaries in the plenary action described above. MBIA’s and the New York State Insurance Department’s answering papers to the Article 78 Petition are due November 24, 2009.

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

There has been no material change in the Company’s risk factors during the nine months ended September 30, 2009. For additional information on risk factors, refer to Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents repurchases made by the Company in each month during the third quarter of 2009:

Month	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Amount Purchased as Part of Publicly Announced Plan(1)	Maximum Amount That May Be Purchased Under the Plan (in thousands)(1)
July	—	$—	—	$115,077
August	4,340	5.11	—	115,077
September	—	—	—	115,077
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

(2) -	4,340 shares were repurchased by the Company for settling awards under the Company’s long-term incentive plans.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Additional Exhibits - National Public Finance Guarantee Corporation Financial Statements

99.2	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC.
Registrant

Date: November 9, 2009	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: November 9, 2009	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)