Form 10-K
period 2009-12-31
MBIA INC
filed 2010-03-01
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2009 was $680,082,504.

As of February 25, 2010, 204,267,261 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference. Portions of the Definitive Proxy Statement of the Registrant, which will be filed on or before March 31, 2010, are incorporated by reference into Parts I and III.

Part I

Item 1. Business

OVERVIEW OF OUR SERVICES

MBIA Inc. (“MBIA,” the “Company,” “we” or “us”) provides financial guarantee insurance, as well as related reinsurance, advisory and portfolio services for the public and structured finance markets, and investment management services, including advisory services, on a global basis. The Company was incorporated as a business corporation under the laws of the state of Connecticut in 1986.

Financial Guarantee Business

Our financial guarantee insurance generally provides investors with an unconditional and irrevocable guarantee of the payment of the principal, interest or other amounts owing on insured obligations when due or, in the event that we have the right at our discretion to accelerate insured obligations upon default or otherwise, upon our election to accelerate. Because a financial guarantor’s ratings are generally assigned to insured obligations, the principal economic value of financial guarantee insurance for capital markets issuers has been the lower interest cost of an insured obligation relative to the same obligation on an uninsured basis. For investors, our insurance provides not only an additional level of credit protection but also the benefit of our portfolio monitoring and remediation skills throughout the life of the insurance policy. In addition, for complex financings and for obligations of issuers that are not well-known by investors, insured obligations have historically received greater market acceptance than uninsured obligations.

We conduct our financial guarantee business, as well as related reinsurance, advisory and portfolio services, through our wholly-owned subsidiaries National Public Finance Guarantee Corporation (“National”), our United States (“U.S.”) public finance only financial guarantee company, and MBIA Insurance Corporation (“MBIA Corp.”), which together with its subsidiaries, writes global structured finance and non-U.S. public finance financial guarantee insurance. MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association (the “Association”), which began writing financial guarantees for municipal bonds in 1974. MBIA Corp. is the parent of Capital Markets Assurance Corporation (“CapMAC”) and until February 2009 was the parent of National, both financial guarantee insurance companies that were acquired by MBIA Corp.

In February 2009, we restructured our business to re-launch National as a U.S. public finance-only financial guarantee company (the “Transformation”) through a series of transactions, including the transfer of National (then known as MBIA Insurance Corp. of Illinois) from MBIA Corp. to a newly established holding company, National Public Finance Guarantee Holdings, Inc., that is 100% owned by MBIA Inc., and the reinsurance by National of the U.S. public finance businesses of MBIA Corp. and a third-party financial guarantor, Financial Guaranty Insurance Corporation (“FGIC”). Pending litigation challenging the establishment of National constrained our new business writings in 2009. The Transformation is described more fully under the “Our Insurance Operations—National Portfolio” section below and the Transformation-related litigation is described more fully under “Legal Proceedings” in Part I, Item 3.

After giving effect to the Transformation, MBIA Corp.’s remaining portfolio consists of global structured finance and non-U.S. public finance business. MBIA Corp. also owns MBIA UK Insurance Limited (“MBIA UK”), a financial guarantee insurance company that is regulated and supervised by the Financial Services Authority in the United Kingdom and is authorized to carry out insurance business in the United Kingdom and in the European Economic Area on a cross border services basis. MBIA UK’s principal line of business is the guarantee of both structured finance and public finance debt obligations in selected international markets. MBIA UK also insures the policies previously insured by MBIA Assurance S.A. (“MBIA Assurance”), a French insurance company owned by MBIA Corp. which was dissolved in 2007 after the transfer of MBIA Assurance’s obligations to MBIA UK. MBIA Corp. writes financial guarantee insurance in Mexico through MBIA México, S.A. de C.V. (“MBIA Mexico”). Generally, throughout the text, references to MBIA Corp. include the activities of its subsidiaries, MBIA UK, MBIA Mexico and CapMAC.

Investment Management Business

We conduct our investment management business primarily through wholly-owned subsidiaries of Cutwater Holdings, LLC (together, “Cutwater”), formerly known as MBIA Asset Management, LLC. Cutwater offers advisory services, including cash management, discretionary asset management and structured products on a

Item 1. Business

fee-for-service basis. We offer these services to public, not-for-profit, corporate and financial services clients, including the Company and its subsidiaries. Cutwater also manages asset/liability products and conduit programs, which are being wound down.

OUR BUSINESS STRATEGY

Our ratings downgrades and mounting concerns about monoline insurers impaired our ability to write new business in late 2007 and 2008, and pending litigation challenging the establishment of National constrained our new insurance business writings in 2009. Furthermore, unprecedented levels of delinquency and loss in our structured finance business, primarily in our insured residential mortgage-backed (“RMBS”) and insured credit default swaps (“CDS”) portfolios, continue to place considerable stress on our economic results.

In response to these events, we are continuing efforts that we began in the fourth quarter of 2007 to strengthen our balance sheet and transform our business model.

Strategic Transformation

On February 25, 2008, we announced a strategic plan to restructure our business as soon as feasible, with a goal of within five years. A significant component of the plan is the creation of separate legal operating entities for our public finance, structured finance and international financial guarantee businesses as well as our investment management business. The objectives behind this initiative are to provide greater resilience and financial flexibility under extreme market stress, to obtain the highest possible ratings for each business, and to create more transparency to investors and policyholders. In February 2009 we completed the first key step in the strategic plan with the establishment of a U.S. public finance-only financial guarantee company through the Transformation.

The next step in the Transformation, which is unlikely to occur prior to resolution of certain of the Transformation-related litigation, will be to further position National to write new U.S. public finance financial guarantee insurance policies through the achievement of high stable ratings. It is our intent to capitalize National at a level consistent with the highest achievable credit ratings through internal capital growth at National and potentially by raising third-party capital. However, no assurance can be given that we will be able to achieve such ratings.

In February 2010, the Company took another step in its strategic plan by restructuring its investment management subsidiaries and renaming its investment advisory companies under the “Cutwater” name to reflect and communicate their organizational separation from the Company’s insurance operations and the wind-down of the Company’s asset/liability products and conduit businesses. In particular, the investment advisory business now operates under a wholly-owned “Cutwater” branded holding company of MBIA Inc. that no longer owns the wind-down businesses. Cutwater plans to continue to increase third-party assets under management by taking advantage of strong demand for advisory services resulting from recent fixed-income market volatility and secular growth in fixed-income asset classes due to demographics and product innovation. Currently, the majority of assets under management are from third-party clients and this percentage is anticipated to increase over time.

Capital Preservation, Liquidity Management and Deleveraging

We have taken several steps to preserve capital, enhance liquidity and deleverage the company, including raising $2.65 billion in new debt and equity capital and converting our $400 million soft capital facility into cash.

First, in 2008, we began aggressively pursuing our rights against sellers/servicers who we believe fraudulently induced us into writing insurance on their securitizations and breached their contractual obligations by placing ineligible collateral into the transactions and failing to cure such breaches or repurchase or replace the ineligible collateral upon demand. If we recover the expected damages for the losses resulting from ineligible loans in these transactions from these sellers/servicers, of which only a portion has been reflected in our loss reserves to date, and we receive other recoveries associated with defaulted RMBS transactions, we will substantially enhance our capital position. There can be no assurance, however, that we will recover these damages in full or in a time frame necessary to meet liquidity requirements.

Item 1. Business

Second, we have enhanced our liquidity risk management framework, the primary objective of which is to monitor potential liquidity constraints in our asset and liability portfolios and guide the proactive matching of liquidity resources to needs. Our liquidity risk management framework monitors the Company’s cash and liquid asset resources using stress-scenario testing to ensure that we maintain cash and liquid securities in an amount in excess of all stress scenario payment requirements. These measurements are performed on a legal entity and operating segment basis. When liquidity resources fall short of our target liquidity cushions at any level, we generally increase our cash holdings position by selling or financing assets and/or drawing upon one or more of contingent sources of liquidity.

Third, we have purchased and may, from time to time, directly or indirectly, seek to purchase instruments guaranteed by us or seek to commute policies where such actions are intended to reduce future expected economic losses. The amount of exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time and other considerations. In some cases, these activities may result in a reduction of expected impairments or loss reserves, but in all cases they are intended to limit our ultimate losses and to reduce the future volatility in loss development on the related policies.

Finally, we have repurchased debt obligations of the Company and its subsidiaries at substantial discounts, improving the Company’s book value and enhancing long term liquidity, and may continue to do so at prices that we deem to be economically advantageous.

New Business Activities and Legal Entity Changes

In addition to implementing these initiatives, we also began to expand the services offered by our businesses through reinsurance and financial advisory transactions.

Reinsurance

While the industry-wide reduction in credit ratings has led to reduced demand for bond insurance across all financial markets, National generated new business premiums in 2009 from reinsurance provided on a large portfolio of U.S. public finance exposure originally insured by FGIC with total net par assumed of $181 billion (the “FGIC Transaction”), which was completed in 2008.

Financial Advisory Services

•

In 2009, the Company expanded the provision of financial advisory services to Latin American clients in the infrastructure sectors. LatAm Capital Advisors, Inc. (“LatAm”), an indirect wholly-owned subsidiary of the Company, provides advice in the valuation and structuring of capital markets transactions and is seeking to expand into third-party fund management utilizing its regional expertise in infrastructure asset management. LatAm focuses on services that benefit existing clients of the Company and will also forge new relationships in selected countries throughout Latin America and the Caribbean. Transactions completed in 2009 include the financial re-leveraging of a major toll road and infrastructure asset valuations.

•

In 2009, the Company established MBIA International Advisory Limited in the United Kingdom, a new financial advisory subsidiary, and is seeking regulatory approval to begin providing financial advisory services to clients in the European Economic Area in 2010.

Legal Entity Changes

•	In February 2010, we restructured and renamed our investment management subsidiaries as described above under “Strategic Transformation.”

•

In addition, in 2009 the Company formed a new subsidiary, Optinuity Alliance Resources Corporation (“Optinuity”), that provides management and portfolio remediation services to MBIA Inc. subsidiaries and which is evaluating opportunities to provide portfolio remediation services to third-party financial guarantors, particularly those that are distressed.

•

In 2009, the Company acquired 100% of the ownership interests in LaCrosse Financial Products, LLC (“LaCrosse”) and its parent company LaCrosse Financial Products Member, LLC from a third party who administered these special purpose vehicles. LaCrosse historically issued credit default swaps (“CDSs”)

Item 1. Business

guaranteed by MBIA Corp. and MBIA UK and has historically been consolidated into the Company’s financial statements under the criteria for variable interest entities. The acquisitions permit the Company, among other things, to more easily administer the LaCrosse CDS contracts guaranteed by MBIA Corp. and MBIA UK by eliminating a third-party administrator.

The Company plans to continue to evaluate opportunities to participate in the structured finance and international markets in the future as such opportunities arise.

We continue to evaluate our business model and may pursue a different set of strategies in the future. There can be no assurance that the strategies that have been implemented or that will be pursued in the future in connection with this evaluation will result in high stable credit ratings for each of our insurance companies or for MBIA Inc., will enable us to write new financial guarantee business, will otherwise improve our financial condition, business condition or operations or will not result in a material adverse effect on the Company.

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

Important factors that could cause our actual results and financial condition to differ materially from estimates contained in or underlying the Company’s forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking and Cautionary Statements” in Part II, Item 7.

OUR INSURANCE OPERATIONS

Our U.S. public finance insurance business is conducted through National and our structured finance and international insurance operations are conducted through MBIA Corp. and its subsidiaries. Our ratings downgrades and mounting concerns about monoline insurers have impaired our ability to write new business since 2007. Pending litigation challenging the establishment of National has further constrained new business writing in 2009. However, we expect that once the pending litigation is favorably resolved, we will be able to obtain the highest possible credit ratings and achieve the market acceptance necessary to meet our stated objectives.

We are compensated for our insurance policies by insurance premiums paid upfront and/or on an installment basis. Historically, our financial guarantee insurance was offered in both the new issue and secondary markets on a global basis. Transactions in the new issue market were sold either through negotiated offerings or competitive bidding. In negotiated transactions, either the issuer or the underwriter purchases the insurance policy directly from an insurer. For municipal bond issues involving competitive bidding, the insurance is offered as an option to the underwriters bidding on the transaction. The successful bidder would then have the option to purchase the insurance, or at times the issuer can purchase the insurance. We also issue insurance policies to guarantee the payment of principal and interest on municipal obligations being traded in the secondary market upon the request of a broker or an existing holder of uninsured bonds. The premium is generally paid by the owner of the obligation. In addition, we have provided financial guarantees to debt service reserve funds. The primary risk in our insurance operations is that of adverse credit performance in the insured portfolio.

We seek to maintain a diversified insured portfolio and have designed each insured portfolio to manage and diversify risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic area. The insurance policies issued or reinsured by the Company’s licensed insurers generally provide an unconditional and irrevocable guarantee of the payment required to be made by, on or behalf of the obligor to a designated paying agent for the holders of the insured obligations of an amount equal to the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that the insurance company has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon the insurance company’s election to accelerate.

Item 1. Business

In the event of a default in payment of principal, interest or other insured amounts by an issuer, the insurance company promises to make funds available in the insured amount generally on the next business day following notification for U.S. transactions and within longer timeframes for international transactions, depending on the terms of the insurance policy. Our insurance companies provide for this payment, in some cases through a third-party bank, upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer. With respect to insurance policies issued by FGIC and reinsured by National under the FGIC Transaction, National has agreed to comply with the terms of the original FGIC policies.

Because we generally guarantee to the holder of the underlying obligation the timely payment of amounts due on such obligation in accordance with its original payment schedule, in the case of a default or other triggering event on an insured obligation, payments under the insurance policy cannot be accelerated against us, except in certain limited circumstances, unless we consent to the acceleration. In the event of a default, however, we may have the right, in our sole discretion, to accelerate the obligations and pay them in full. Otherwise, we are required to pay principal, interest or other amounts only as scheduled payments come due. Typically, even if the holders are permitted by the terms of the insured obligations to have the full amount of principal, accrued interest or other amounts due, declared due and payable immediately in the event of a default, we are required to pay only the amounts scheduled to be paid, but not in fact paid, on each scheduled payment date. Our payment obligations after a default vary by deal and by insurance type. There are three primary types of policy payment requirements: (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; and (iii) payments upon settlement of individual collateral losses as they occur after parties subordinated to us in a transaction have absorbed their share of losses. With respect to the insurance of CDS contracts, in certain events, including the insolvency or payment default of the insurer or the issuer of the CDS, the CDS contract is subject to termination and the counterparty can make a claim for the full amount due on termination.

National Portfolio

Through its reinsurance of U.S. public finance financial guarantees from MBIA Corp. and FGIC, National’s insurance portfolio consists of municipal bonds, including tax-exempt and taxable indebtedness of United States political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects generally are supported by taxes, assessments, user fees or tariffs related to the use of these projects, by lease payments or by other similar types of revenue streams.

FGIC Transaction

In the third quarter of 2008, MBIA Corp. closed the FGIC Transaction, in which MBIA Corp. assumed a significant portion of FGIC’s U.S. public finance insurance portfolio. As of the closing date, the reinsured portfolio consisted of investment grade credits, primarily in the general obligation, water and sewer, tax-backed and transportation sectors, and did not contain any CDS contracts, below investment grade credits or other credits that were inconsistent with our credit underwriting standards. The reinsurance was provided on a “cut-through” basis, which enables FGIC’s policyholders to receive the benefit of MBIA Corp.’s reinsurance by allowing them to present claims directly to MBIA Corp. The FGIC reinsurance agreement is incorporated by reference as an exhibit to this Form 10-K and any description of it in this Form 10-K is qualified in its entirety by the agreement.

Under the FGIC Transaction, MBIA Corp. assumed a total net par of approximately $181 billion and received upfront unearned premiums, net of a ceding commission paid to FGIC, of approximately $717 million. As required by the New York State Insurance Department in connection with its approval of the reinsurance transaction, the funds were placed in a trust and, in accordance with the terms of the trust, released on June 30, 2009. On December 1, 2008, MBIA Corp. entered into an Administrative Services Agreement with FGIC allowing MBIA Corp. to administer and remediate credits in the portfolio.

MBIA Corp. subsequently assigned its rights, interests, and obligations under the FGIC reinsurance agreement to National as part of the Transformation described below. In addition, MBIA Corp. assigned all of its rights and interests in the trust to National as payment to National of the amount of the net unearned premium reserve (net of ceding commission) associated with the FGIC insurance policies; as such, assets were released from the trust to National on June 30, 2009.

Item 1. Business

Transformation

Under the Transformation, the Company executed a series of transactions to establish National as a U.S. public finance-only financial guarantee company. The stock of National, formerly known as MBIA Insurance Corp. of Illinois, a financial guarantee insurance company which was acquired by the Company in 1989 and was a direct subsidiary of MBIA Corp., was transferred by MBIA Corp. to the Company, then contributed by the Company to a newly established intermediate holding company, National Public Finance Guarantee Holdings, Inc., which is itself a wholly-owned subsidiary of the Company. National was previously domiciled in Illinois until it was redomesticated to New York effective December 1, 2009.

In addition, on February 17, 2009, MBIA Corp. ceded all of its U.S. public finance business to National by entering into a Quota Share Reinsurance Agreement with National, effective January 1, 2009 (the “MBIA Corp. Reinsurance Agreement”), and by assigning to National pursuant to a separate assignment agreement its rights, interests and obligations with respect to the U.S. public finance business of FGIC that was reinsured by MBIA Corp. pursuant to a reinsurance agreement with FGIC (the “FGIC Reinsurance Agreement”). The MBIA Corp. Reinsurance Agreement is incorporated by reference as an exhibit to this Form 10-K and any description of it in this Form 10-K is qualified in its entirety by the agreement. The portfolio transferred to National by reinsurance or through the assignment of the FGIC Reinsurance Agreement consists entirely of U.S. public finance business with total net par outstanding of approximately $554 billion as of January 1, 2009. The reinsurance and assignment transactions between MBIA Corp. and National became effective as of January 1, 2009.

In connection with the reinsurance and assignment transactions, MBIA Corp. paid to National a premium to reinsure the policies covered by the MBIA Corp. Reinsurance Agreement and the assignment agreement, net of a ceding commission on the unearned premium reserve, and National was further capitalized through a dividend and return of capital paid by MBIA Corp. to MBIA Inc., which was contributed to National.

MBIA Corp. and National received the required regulatory approvals from the New York and Illinois insurance departments prior to executing the Transformation. National was previously domiciled in Illinois and redomesticated to New York effective December 1, 2009.

MBIA Corp. continues to insure its remaining book of structured finance and international business, as well as the Guaranteed Investment Contracts and medium-term notes (“MTNs”) managed by Cutwater. The Transformation has constrained the ability of National and MBIA Corp. to pay dividends to MBIA Inc. which affects the Company’s liquidity. The impact of the Transformation on the Company’s liquidity is described further in “Note 18: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

In general, references herein to National-insured or issued policies include those insurance policies reinsured from MBIA Corp. or under the FGIC Transaction, unless indicated otherwise.

Portfolio Profile

As of December 31, 2009, National had 29,765 insurance policies outstanding diversified among 11,629 “credits,” which we define as any group of issues supported by the same revenue source.

As of December 31, 2009, the net par amount outstanding on National’s insured U.S. public finance obligations was $508.0 billion. Net insurance in force, which includes all insured debt service, as of December 31, 2009 was $821.7 billion.

Item 1. Business

The table below sets forth information with respect to the original par amount insured per issue in the National portfolio as of December 31, 2009:

National U.S. Public Finance Original Par Amount Per Issue

as of December 31, 2009(1)

Original Par Amount Written Per Issue	Number of Issues Outstanding	% of Total Number of Issues Outstanding	Net Par Amount Outstanding (In billions)	% of Net Par Amount Outstanding
Less than $10 million	20,652	69.4%	$61.7	12.2%
$10-25 million	4,549	15.3%	72.6	14.3%
$25-50 million	2,268	7.6%	79.9	15.7%
$50-100 million	1,311	4.4%	90.9	17.9%
$100-200 million	648	2.2%	89.6	17.6%
$200-300 million	192	0.7%	46.4	9.1%
$300-400 million	72	0.2%	24.5	4.8%
$400-500 million	41	0.1%	18.2	3.6%
Greater than $500 million	32	0.1%	24.2	4.8%

Total	29,765	100.0%	$508.0	100.0%

(1)	Net of reinsurance.

All of the policies were underwritten on the assumption that the insurance will remain in force until maturity of the insured obligations. National estimates that the average life of its domestic public finance insurance policies in force as of December 31, 2009 was 10.8 years. The average life was determined by applying a weighted average calculation, using the remaining years to contractual maturity and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2009 was $44.6 billion.

The table below shows the diversification by type of U.S. public finance insurance that was outstanding as of December 31, 2009:

National U.S. Public Finance Net Par Amount Outstanding by Bond Type as of December 31, 2009(1)

In millions	Net Par Amount
Bond Type
Public Finance: United States
General Fund Obligation	$193,541
General Fund Obligation—Lease	41,389
Municipal Utilities	90,344
Taxed Backed	63,051
Transportation	49,123
Health Care	16,241
Higher Education	27,454
Student Loans—Public Finance	2,164
Municipal Housing	6,948
Military Housing	8,273
Investor-Owned Utilities	7,367
Other	2,095

Total United States—Public Finance	$507,990

(1)	Net of reinsurance.

Item 1. Business

National’s underwriting guidelines limit the net insurance in force for any one insured credit. In addition, National is subject to both rating agency and regulatory single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2009, National’s net par amount outstanding for its ten largest insured U.S. public finance credits totaled $29.8 billion, representing 5.9% of National’s total U.S. public finance net par amount outstanding.

MBIA Corp. Insured Portfolio

MBIA Corp. has insured and reinsured structured finance and international financial obligations which are sold in the new issue and secondary markets, including:

•

structured finance and asset-backed obligations, including obligations collateralized by diverse pools of corporate loans or secured by or payable from a specific pool of assets having an ascertainable future cash flow;

•	payments due under credit and other derivatives, including termination payments that may become due upon the occurrence of certain events, as further described below;

•

privately issued bonds used for the financing of public purpose projects or entities, which are located outside of the United States and that include toll roads, bridges, airports, public transportation facilities, utilities and other types of infrastructure projects serving a substantial public purpose; and

•

obligations of sovereign and sub-sovereign issuers, which includes regions, departments or their equivalent in each jurisdiction as well as sovereign owned entities that are supported by a sovereign state, region or department.

As of December 31, 2009, MBIA Corp. had 1,323 policies outstanding in its insured portfolio. In addition, MBIA Corp. had 311 insurance policies outstanding relating to asset/liability products liabilities issued by the Company and its subsidiaries. MBIA Corp.’s total policies are diversified among 865 “credits,” which we define as any group of issues supported by the same revenue source.

In addition, certain of our insurance policies guarantee payments due under CDSs and other derivatives, including termination payments that may become due upon the occurrence of certain events, such as the insolvency of or a payment default by the financial guarantor or the CDS issuer. In 2008 the Company announced that it had ceased insuring new credit derivative contracts within its insurance operations except for transactions related to the reduction of existing insured credit derivative exposure.

Structured Finance and Asset-Backed Obligations

Structured finance obligations insured by MBIA Corp. typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real property, private sector student loans, and infrastructure projects. Structured finance obligations are either secured by undivided interests or collateralized by the related assets. Additional policies have included payments due under CDSs and other derivatives, including termination payments that may become due upon the occurrence of certain events, such as the insolvency of or a payment default by the financial guarantor or the CDS issuer.

Structured finance transactions are often structured such that the insured obligations are intended to benefit from some form of credit enhancements such as over-collateralization, subordination, excess cash flow or first loss protection, to cover credit risks. Structured finance obligations contain risks including asset risk, which relates to the amount and quality of asset coverage, structural risk, which relates to the extent to which the transaction structure protects the interests of the investors from the bankruptcy of the originator of the underlying assets or the issuer of the securities, and servicer risk, which relates to problems with the transaction servicer (the entity which is responsible for collecting the cash flow from the asset pool) that could affect the servicing of the underlying assets. Additionally, the inclusion of a large number of ineligible mortgage loans in MBIA Corp.-insured transactions has resulted in unforeseen risks to many transactions which has caused, and may continue to cause, material losses beyond any stress analyses undertaken at origination.

Credit Derivatives

In 2008, the Company announced that it had ceased insuring new credit derivative contracts except in transactions related to the reduction of existing insured credit derivative exposure. In addition, the Company announced that it had suspended the writing of all new structured finance business for approximately six months.

Item 1. Business

Since that temporary suspension we adjusted target structured finance risk sectors and underwriting criteria in this business and are continuing to track developments in the structured finance industry. Currently, the structured finance industry is generating very few credit enhancement opportunities for the Company, and it is uncertain how or when the Company may re-engage this market.

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

Portfolio Profile

As of December 31, 2009, the net par amount outstanding on MBIA Corp.’s insured obligations, including insured obligations of MBIA UK, MBIA Mexico and CapMAC (excluding $6.0 billion of MBIA insured investment agreements and MTNs for our asset/liability products transactions) (the “Structured Finance and International Portfolio”) was $204.5 billion. Net insurance in force for the above portfolio, which includes all insured debt service, as of December 31, 2009 was $264.6 billion.

The table below sets forth information with respect to the original par amount insured per issue in MBIA Corp.’s Structured Finance and International Portfolio as of December 31, 2009:

MBIA Corp. Original Par Amount for the Structured Finance and International

Portfolio Per Issue as of December 31, 2009(1)(2)

Original Par Amount Written Per Issue	Number of Issues Outstanding	% of Total Number of Issues Outstanding	Net Par Amount Outstanding (In billions)	% of Net Par Amount Outstanding
Less than $10 million	355	26.8%	$1.2	0.6%
$10-25 million	229	17.3	3.9	1.9
$25-50 million	170	12.9	6.2	3.0
$50-100 million	159	12.0	11.8	5.8
$100-200 million	133	10.1	19.7	9.6
$200-300 million	77	5.8	18.6	9.1
$300-400 million	48	3.6	16.6	8.1
$400-500 million	28	2.1	12.5	6.1
Greater than $500 million	124	9.4	114.0	55.8

Total	1,323	100.0%	$204.5	100.0%

(1)	Net of reinsurance.
(2)	Excludes $6.0 billion relating to investment agreements and MTNs issued by affiliates of the Company through our asset/liabilities products segment and guaranteed by MBIA Corp.

MBIA Corp. underwrites its policies on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life of its structured finance and international insurance policies in force as of December 31, 2009 was 8.5 years. The average life was determined by applying a calculation using the remaining years to contractual maturity for international obligations and estimated maturity

Item 1. Business

for structured finance obligations and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2009 was $24.2 billion.

The table below shows the diversification by type of Structured Finance and International insurance that was outstanding as of December 31, 2009:

MBIA Corp. Net Par Outstanding for the Structured Finance and International

Portfolio by Bond Type as of December 31, 2009(1)

In millions	Net Par Amount
Bond Type
Public Finance: Non-United States
International Utilities	$11,214
Sovereign and Sub-Sovereign	10,821
Transportation	9,862
Local Governments (2)	433
Health Care	85

Total Public Finance—Non-United States	32,415

Structured Finance: United States
Collateralized Debt Obligations (3)	77,116
Mortgage-Backed Residential	19,320
Mortgage-Backed Commercial	420
Consumer Asset Backed:
Auto Loans	4,131
Student Loans—Structured Finance	1,234
Manufactured Housing	1,648
Other Consumer Asset Backed	482
Corporate Asset Backed:
Aircraft Portfolio Lease Securitizations	2,597
Rental Car Fleets	1,798
Secured Airline Equip Securitizations	2,319
Other Operating Assets	878
Structured Insurance Securitizations	4,878
Franchise Assets	894
Intellectual Property	3,293
Other Corporate Asset Backed	1,625

Total United States	122,633

Structured Finance: Non-United States
Collateralized Debt Obligations (3)	35,051
Mortgage-Backed Residential	2,221
Mortgage-Backed Commercial	4,211
Corporate Asset Backed:
Aircraft Portfolio Lease Securitizations	1,518
Secured Airline Equip Securitizations	332
Structured Insurance Securitizations	100
Franchise Assets	866
Future Flow	1,666
Other Corporate Asset Backed	3,516

Total Non-United States	49,481

Total Global Structured Finance	172,114

Total	$204,529

(1)	Par amount outstanding, net of reinsurance.
(2)	Includes municipal-owned entities backed by the sponsoring local government.
(3)

Includes transactions (represented by structured pools of primarily investment grade corporate credit risks or commercial real estate assets) that do not include typical CDO structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

Item 1. Business

MBIA Corp.’s underwriting guidelines limit the net insurance in force for any one insured credit. In addition, MBIA Corp. is subject to both rating agency and regulatory single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2009, MBIA Corp.’s net par amount outstanding for its ten largest non-U.S. public finance credits insured totaled $12.6 billion, representing 6.1% of MBIA Corp.’s total net structured finance and international par amount outstanding, and the net par outstanding for its ten largest structured finance credits (without aggregating issues of common issuers), was $22.9 billion, representing 11.2% of the total.

Risk Management

MBIA’s risk management is comprised of different units that oversee credit, market and operational risks at transaction origination and in ongoing portfolio monitoring and surveillance. Our Special Situations Group monitors certain transactions that require special expertise or that are subject to intensive remediation. MBIA Corp. and National each has a credit risk committee to review underwriting decisions and processes. On an enterprise-wide basis there are four central executive committees that provide risk oversight with the Risk Oversight Committee focused on firm-wide risk review, policies and decisions related to credit market, operational, legal, financial and business risks, the Loss Reserve Committee reviewing reserve activity and the Executive Credit and Market Risk/Investment Committees reviewing specific transactions and portfolios. Prior to the Transformation the risk management function was performed enterprise wide by a Risk Management Division, which managed origination and ongoing insured portfolio concentrations and exposure limits, and the Insured Portfolio Management Division, which managed monitoring and remediation.

The Board of Directors and its Committees oversee different risks faced by the Company and its subsidiaries. The Board regularly evaluates and discusses risks associated with strategic initiatives, and the CEO’s risk management performance is one of the criteria used by the Board in evaluating the CEO. On an annual basis, the Board also evaluates and approves the Company’s risk tolerance guidelines. The purpose of the Risk Tolerance Policy is to delineate the types of risk considered tolerable and justifiable within the Company, and provides the basis upon which risk criteria and procedures are developed and applied consistently across the Company. The Board’s Audit Committee and its Finance and Risk Committee also play an important role in overseeing different types of risks.

The Audit Committee’s oversees risks associated with financial and other reporting, auditing, legal and regulatory compliance, and risks that may otherwise result from the Company’s operations. The Audit Committee oversees these risks by monitoring (i) the integrity of the financial statements of the Company and of other material financial disclosures made by the Company, (ii) the qualifications and independence of the Company’s independent auditor, (iii) the performance of the Company’s internal audit function and independent auditor, (iv) the Company’s compliance policies and procedures and its compliance with legal and regulatory requirements and (v) the performance of the Company’s operational risk management function.

The Finance and Risk Committee oversees the Company’s credit risk governance framework, market risk, liquidity risk and other material financial risks. The Finance and Risk Committee oversees these risks by monitoring the Company’s (i) investment portfolio and policies, (ii) capital and liquidity policies and practices, (iii) market risk management and (iv) the governance of credit risk in the Company and its subsidiaries. The Finance and Risk Committee’s responsibilities help manage risks associated with the Company’s investment and insured portfolios, liquidity and lines of business.

At each regular meeting of the Board, the Chairs of each of these committees reports to the full Board regarding the meetings and activities of the committee.

Origination, Monitoring and Remediation

We monitor and remediate our existing insured portfolios on an ongoing basis. Although our monitoring and remediation activities vary somewhat by sector and bond type, in all cases we focus on assessing event risk and possible losses under stress.

•

U.S. Public Finance: For U.S. public finance, our underwriting at origination and ongoing monitoring focuses on economic, political trends, issuer or project debt and financial management, construction and start up risk, adequacy of historical and anticipated cash flows under stress, satisfactory legal structure

Item 1. Business

and bond security provisions, viable tax and economic bases, including consideration of tax limitations and unemployment trends, adequacy of stressed loss coverage and project feasibility, including satisfactory reports from consulting engineers, traffic advisors and others, if applicable. Depending on the transaction, specialized cash flow analyses may be conducted to understand loss sensitivity. In addition, specialized credit analysts consider the potential event risk of natural disasters or headline events on both single transactions and across a sector, as well as regulatory issues. U.S. public finance transactions are monitored periodically by reviewing trustee, issuer and project financial and operating reports as well as reports provided by technical advisors and counsel. Projects are periodically visited by MBIA personnel.

•

International Public Finance: International public finance transactions are underwritten, monitored and remediated in a manner consistent with U.S. public finance transactions. In addition, specialized credit analysts consider country risk, and projects are also periodically visited by MBIA personnel. Furthermore, counterparty exposures are reviewed periodically and when a counterparty is downgraded.

•

Structured Finance Transactions: For structured transactions, we focus on the historical and projected cash flows generated by the assets, credit and operational strength of the originator, servicer, manager and/or operator of the assets, and the nature of the transaction’s structure (including the degree of protection from bankruptcy of the originator or servicer). We use both probability modeling and cash flow sensitivity analysis (both at the transaction and asset specific levels) to test asset performance assumptions and performance covenants, triggers and remedies. Structured finance transactions are monitored periodically by reviewing periodic trustee, servicer and portfolio manager statements, compliance reviews with transaction documents and ongoing analyses of cash flows. Specialized credit analysts monitor servicer performance, including potentially through site visits, forensic audits, management meetings and financial statement reviews. In addition to servicer performance monitoring, these credit analysts also track counterparty exposures to individual financial institutions and corporate entities across all of MBIA’s insured portfolios. The credit portfolio manager and analysts use various quantitative tools and qualitative analyses to test for credit quality, correlation, liquidity and capital sensitivity within the insured portfolio. Such portfolio analyses are used in understanding risk concentrations and in periodic reporting to the Risk Oversight Committee and the Finance and Risk Committee of the Company’s Board of Directors.

Key to our ongoing monitoring is early detection of deterioration in either transaction credit quality or macroeconomic or market factors that could adversely impact an insured credit. If a problem is detected, analysts work with the issuer, trustee, legal counsel, servicer, other creditors and underwriters or other related parties to reduce chances of default and the potential severity of loss upon a default. We typically require the issuer, servicer and the trustee to furnish periodic financial and asset information, including audited financial statements for review. Potential problems uncovered through this review, such as poor financial or operating results, low fund balances, covenant or trigger violations, trustee or servicer problems, or excessive litigation, could result in an immediate surveillance alert and an evaluation of possible remedial actions. Ongoing analyses, as appropriate, of general economic and regulatory conditions, state and municipal finances and budget developments are also conducted to evaluate the impact on issuers and credits within our insured portfolio. For troubled credits, we develop loss mitigation strategies and in the event of significant stress may involve a dedicated workout unit, the Special Situations Group, to assess and monitor the credit and, if necessary, develop and implement a remediation strategy.

In an effort to mitigate losses, the Special Situations Group is regularly involved in the ongoing remediation of credits that may involve, among other things, waivers or renegotiations of financial covenants or triggers, waivers of contractual provisions, the granting of consents, and the taking of various other remedial actions. The nature of any remedial action is based on the type of insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, we are able to improve our security position and obtain concessions from the issuer of the insured bonds. From time to time, the issuer of our insured bond may, with our consent, restructure the insured obligation by extending the term, increasing or decreasing the par amount or decreasing the related interest rate, sometimes with our insuring the restructured obligation.

We use an internal credit rating system to monitor credits, with frequency of review based on risk type, internal rating, performance and credit quality. Credits with performance issues are designated as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” based on the nature and extent of our concerns, but these

Item 1. Business

categories do not require establishment of any case basis reserves. In the event we determine that a claim for payment is possible with respect to an insured issue using probability-weighted expected cash flows based on available information, including market data, we place the issue on the “Classified List” and establish a case basis reserve for that insured issue.

Credit Risk Models

We use credit risk models to test qualitative judgments, to design appropriate structures and to understand sensitivity within transactions and across broader portfolio exposure concentrations. Models are updated to reflect changes in both portfolio and transaction data and also in expectations of stressed future outcomes. For portfolio monitoring we use internal and third-party models based on individual deal attributes and customized structures and these models are also used to determine case basis loss reserves and, where applicable, to mark-to-market any insured obligations that are required for financial reporting. When using third-party models, we perform the same review and analyses of the collateral, deal structure, performance triggers and cash flow waterfalls as when using our internal models. See “Risk Factors—Insured Portfolio Loss Related Risk Factors—Financial modeling contains uncertainty over ultimate outcomes which makes it difficult to estimate liquidity, potential paid claims, loss reserves and mark-to-market” in Part I, Item 1A.

Market Risk Assessment

We measure and assess market risk on a consolidated basis and in the investment management business. Key market risks are changes in interest rates, credit spreads and foreign exchange. The market risk function measures and monitors such risks using various models and methodologies to test economic exposure under market stress, including parallel and non-parallel shifts in the yield curve, changes in credit spreads, stressed liquidity scenarios and stressed counterparty exposures. The analyses are used in testing investment portfolio guidelines and are reported to the Executive Market/Investment Committee and the Finance and Risk Committee of the Company’s Board of Directors.

Operational Risk Assessment

The Operational Risk function identifies and assesses potential economic loss or reputational impact arising from processes, systems, or staff actions, as well as identifying vulnerabilities to operational disruptions caused by external events. Operational risk is generally managed using a self-assessment process across our business units and Internal Audit reviews to monitor controls associated with the execution of key processes. The Operational Risk group reports periodically to management’s Risk Oversight Committee and the Audit Committee of the Company’s Board of Directors. The Audit Committee reviews the Company’s operational risk profile, risk event activity and ongoing risk mitigation efforts.

Losses and Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our major operating insurance companies (National, MBIA Corp. and MBIA UK) and reviewed by our executive Loss Reserve Committee, which consists of members of senior management. The Company’s loss and LAE reserves as of December 31, 2009 represent case basis reserves and accruals for LAE incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under an insurance contract, net of potential recoveries and discounted using a current risk-free interest rate, on insured obligations that have defaulted or are expected to default when this amount exceeds unearned premium revenue.

For a further discussion of the methodology used by the Company for determining when a case basis reserve is established, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates––Loss and Loss Adjustment Expense Reserves” in Part II, Item 7. Management believes that our reserves are adequate to cover the ultimate net cost of claims. However, because the reserves are based on management’s judgment and estimates, there can be no assurance that the ultimate liability will not exceed such estimates or that the timing of claims payments and the realization of recoveries will not create liquidity issues for the insurance companies.

Item 1. Business

Reinsurance

Outward Reinsurance

State insurance laws and regulations, as well as the rating agencies who rate our insurance companies impose minimum capital requirements on financial guarantee companies, limiting the aggregate amount of insurance and the maximum size of any single risk exposure which may be written. Historically, we have decreased the insured exposure in our portfolio and increased our capacity to write new business by reinsuring certain of our gross liabilities with third parties on an aggregate and single risk basis through treaty and facultative reinsurance. Additionally, we have entered into agreements under which we are entitled to reimbursement of losses on our insured portfolio but which do not qualify as reinsurance under accounting principles generally accepted in the United States of America (“GAAP”). In the future, we do not intend to utilize reinsurance to a material degree for these purposes.

As primary insurers, our insurance companies are required to honor their obligations to their policyholders whether or not our reinsurers and other reimbursement parties perform their agreement obligations to us. We monitor the financial position and financial strength rating of all of our reinsurers on a regular basis. Over the past several years, most of the Company’s reinsurers have been downgraded and all are now subject to more frequent rating agency review. Although there was no material impact on the Company for any of the rating agency actions through 2009 relating to its reinsurers, the overall benefit of the reinsurance to MBIA is reduced. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency capital adequacy assessment models. Additionally, any significant rating downgrade or financial deterioration of one or more of our reinsurers could require the establishment of reserves against any receivables due from the reinsurer. To offset the counterparty risk, MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2009, the amount of funds held for the benefit of MBIA totaled $830 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including rating downgrades of its reinsurers. In 2009, MBIA recaptured business from six reinsurers as a result of their ratings downgrades. Additionally, business from two reinsurers was recaptured during 2009 unrelated to reassumption rights based on ratings changes. The Company also maintained other reimbursement agreements with its reinsurers that were not accounted for as reinsurance, which were also commuted during 2009 and were not related to a rating downgrade. Under its commutation agreements, the Company is paid an amount based on estimates of present and future exposures and taking into account the time value of money, which amount includes, but is not limited to, the unearned premium reserves and loss reserves established for the insurance policies associated with the commuted reinsurance. In exchange for payment of the agreed amount, the reinsurer’s exposure to the ceded policies is commuted.

We may also look to reduce risks embedded in our insured portfolio on an individual and portfolio-wide basis by entering into derivative transactions or other types of hedging arrangements.

Channel Re Reinsurance Agreements

In February 2004, the Company, together with Renaissance Re Holdings, Ltd., Koch Financial Re, Ltd. and Partner Reinsurance Company Ltd., formed Channel Re, a Bermuda-based financial guarantee reinsurance company then rated Triple-A by S&P and Moody’s. Channel Re’s ratings have since been withdrawn at its request following a series of downgrades. The Company invested $63.7 million for a 17.4% ownership interest in Channel Re. In February 2004, MBIA Corp. and Channel Re entered into arrangements whereby Channel Re agreed to provide committed reinsurance capacity to MBIA Corp. at least through June 30, 2008, a date which was later extended to June 30, 2010. Under treaty and facultative reinsurance arrangements, MBIA Corp. agreed to cede to Channel Re and Channel Re agreed to assume from MBIA Corp. varying percentages of designated insurance policies issued by MBIA Corp. The amount of any policy subject to the committed reinsurance arrangements is based on the type of risk insured and on other factors. The reinsurance arrangements provide Channel Re with certain preferential terms, including those related to ceding commissions. In June 2009 Channel Re was put into run off by its Board of Directors and a run off plan was reviewed by the Bermuda Monetary Authority and approved by the Channel Re Board in September 2009. The run off plan stipulates that no additional business will be ceded to Channel Re and provides for the ongoing management of Channel Re during the run off period.

Item 1. Business

For the year ended December 31, 2009, the Company expects Channel Re to continue to report negative shareholders’ equity on a GAAP basis primarily due to unrealized losses on ceded insured derivatives based on fair value accounting. The Company believes Channel Re has sufficient liquidity supporting its business to fund existing obligations related to ceded insured credit derivatives contracts and financial guarantee policies. Although amounts on deposit in trust accounts for the benefit of MBIA limit the potential for Channel Re to default on its obligations to MBIA, there can be no assurance that Channel Re will not default on its obligations to MBIA that exceed the amounts already held in the trust accounts.

Intercompany Reinsurance Arrangements

Under the Transformation, MBIA Corp. and National entered into the MBIA Corp. Reinsurance Agreement as well as an assignment agreement under which MBIA Corp. assigned its rights and obligations under the FGIC Reinsurance Agreement. In addition, National entered into second-to-pay policies covering the policies covered by each of these agreements. Each of these transactions and the terms of those documents are further described under the “Our Insurance Operations—National Portfolio” section above.

MBIA Corp. has entered into a reinsurance agreement with MBIA UK providing for MBIA Corp.’s reimbursement of the losses incurred by MBIA UK in excess of a specified threshold and a net worth maintenance agreement in which MBIA Corp. agrees to maintain the net worth of MBIA UK, to remain its sole shareholder and not to pledge its shares. Under the reinsurance agreement, MBIA Corp. has agreed to reimburse MBIA UK on an excess-of-loss basis for losses incurred in each calendar year for net retained insurance liability, subject to certain contract limitations. Under the net worth maintenance agreement, MBIA Corp. agrees to maintain a minimum capital and surplus position at MBIA UK in accordance with United Kingdom and New York State regulatory requirements.

MBIA Corp. and CapMAC entered into a reinsurance agreement under which MBIA Corp. agreed to reinsure 100% of the net liability and other obligations of CapMAC in exchange for CapMAC’s payment of a premium equal to the ceded reserves and contingency reserves.

MBIA Corp. has also entered into a reinsurance agreement and net worth maintenance agreement with MBIA Mexico pursuant to which MBIA Corp. reinsures 100% of the business underwritten by MBIA Mexico and agrees to maintain the amount of capital in MBIA Mexico required by applicable law or regulation.

Insurance Regulation

The Company’s insurance subsidiaries are licensed to issue financial guarantee policies in multiple jurisdictions as needed to conduct their business activities, including the United Kingdom and Mexico for subsidiaries operating in those jurisdictions, and are subject to insurance regulations in those jurisdictions. National, MBIA Corp. and CapMAC are incorporated and licensed to do insurance business in, and are subject to primary insurance regulation and supervision by, the State of New York (their state of incorporation). On December 1, 2009 National became incorporated in the State of New York and the New York State Insurance Department became its primary regulator. Until December 1, 2009, National was subject to primary insurance regulation and supervision by the State of Illinois.

The extent of state insurance regulation and supervision varies by jurisdiction, but New York, the United Kingdom, Mexico and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies. These laws prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. and National each are required to file detailed annual financial statements with the New York State Insurance Department (“NYSID”) and similar supervisory agencies in each of the other jurisdictions in which it is licensed. The operations and accounts of the insurance companies are subject to examination by these regulatory agencies at regular intervals.

New York Insurance Regulation

Our domestic insurance companies are licensed to provide financial guarantee insurance under Article 69 of the New York Insurance Law. Article 69 defines financial guarantee insurance to include any guarantee under which loss is payable upon proof of occurrence of financial loss to an insured as a result of certain events. These events

Item 1. Business

include the failure of any obligor on or any issuer of any debt instrument or other monetary obligation to pay principal, interest, premium, dividend or purchase price of or on such instrument or obligation when due. Under Article 69, our domestic insurance companies are permitted to transact financial guarantee insurance, surety insurance and credit insurance and such other kinds of business to the extent necessarily or properly incidental to the kinds of insurance which they are authorized to transact. In addition, they are empowered to assume or reinsure the kinds of insurance described above.

In light of the substantial losses incurred by financial guarantee companies, the NYSID issued in Circular Letter No. 19 (2008) on September 22, 2008, new “Best Practices” guidelines (the “Guidelines”) for financial guarantors, which it plans to formalize as regulation or legislation. In general, the Guidelines impose restrictions on the issuance of financial guarantee insurance policies and increase required capitalization levels. Included among the recommendations are: (1) restrictions on the issuance of policies insuring asset-backed securities (“ABS”) that consist of other pools of ABS, as well as on policies insuring, and the underlying terms of, insured CDSs, a market in which the Company no longer participates; (2) limits on a guarantor’s exposure to not only the issuer of debt, but also the initial lender and servicer of each category of obligation, as well as increased reporting obligations regarding exposures to particular categories of debt or exposures over a calendar year period; (3) a requirement that all, rather than a subset, of insured bonds be at least 95% investment grade, based on aggregate net liability; (4) increases in the required amount of paid-in capital to at least $15,000,000, the required amount of paid-in surplus to at least $165,000,000 and the amount of minimum surplus to policyholders to a figure in excess of $150,000,000, as well as changes to capital and contingency reserve requirements in connection with certain ABS.

Furthermore, on June 11, 2009, a new bill (Bill No. AO8855) was introduced into the New York General Assembly at the request of New York’s governor to amend the New York Insurance Law to enhance the regulation of financial guarantee insurers. The proposed bill would, among other things, (i) eliminate the capacity of financial guarantee insurers to guarantee CDSs, (ii) increase minimum capital requirements, (iii) impose tighter underwriting standards that include liquidity adequacy and controls and remediation rights standards, (iv) specify a discount rate applicable to loss reserves, (v) revise single risk limits and impose sector limits and (vi) require reporting of certain decreases in policyholder surplus.

Dividend Limitations

The laws of New York regulate the payment of dividends by National, MBIA Corp. and CapMAC and provide that a New York domestic stock property/casualty insurance company may not declare or distribute dividends except out of statutory earned surplus. New York law provides that the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as shown by the most recent statutory financial statement on file with the NYSID, or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent of Insurance approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings. As a result of the Transformation, MBIA Corp. was not able to pay dividends without prior approval from the Superintendent until February 17, 2010. Neither MBIA Corp. nor National is expected to be able to pay dividends, including, in the case of MBIA Corp., dividends on its preferred stock, following its year end 2009 statutory financial statement filing due to a projected earned surplus deficit as of December 31, 2009. See “Note 18: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

The foregoing dividend limitations are determined in accordance with Statutory Accounting Practices (“SAP”), which generally produce statutory earnings in amounts less than earnings computed in accordance with GAAP. Similarly, policyholders’ surplus, computed on a SAP basis, will normally be less than net worth computed on a GAAP basis. See “Note 16: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of MBIA Corp. and Subsidiaries and “Note 13: Statutory Accounting Practices” in the Notes to Financial Statements of National filed as Exhibits to this Form 10-K for additional information.

Item 1. Business

Illinois Insurance Regulation

National was domiciled in Illinois and, in connection with the Transformation, it redomesticated to New York effective December 1, 2009.

Contingency Reserves

As financial guarantee insurers, our domestic insurance companies are required by the laws and regulations of New York, California, Connecticut, Florida, Illinois, Iowa, Maryland, New Jersey and Wisconsin to maintain, as applicable, contingency reserves on their municipal bond, ABS or other financial guarantee liabilities. Under New Jersey, Illinois and Wisconsin regulations, contributions by an insurance company to its contingency reserves are required to equal 50% of earned premiums on its municipal bond business. Under New York law, an insurance company is required to contribute to contingency reserves 50% of premiums as they are earned on policies written prior to July 1, 1989 (net of reinsurance), and, with respect to policies written on and after July 1, 1989, such an insurer must make contributions over a period of 15 or 20 years (based on issue type), or until the contingency reserve for such insured issues equals the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.5%, depending upon the type of obligation guaranteed (net of collateral reinsurance, refunding, refinancings and certain insured securities). California, Connecticut, Florida, Iowa and Maryland laws impose a generally similar requirement, and in California the insurance commissioner can require an insurer to maintain additional reserves if the commissioner determines that the insurer’s reserves are inadequate. The contribution to and maintenance of the contingency reserve limit the amount of earned surplus that might otherwise be available for the payment of dividends. In each of these states, our domestic insurance companies may apply for release of portions of their contingency reserves in certain circumstances.

Risk Limits

The laws and regulations of these states also limit both the aggregate and individual securities risks that our domestic insurance companies may insure on a net basis based on the type of obligations insured. The individual limits are generally on the amount of insured par and/or annual debt service for a given insured issue, entity or revenues source and stated as a percentage of the insurer’s policyholders’ surplus and contingency reserves. The aggregate risk limits limit the aggregate amount of insured par to a stated multiple of the insurer’s policyholders’ surplus and contingency reserves based on the types of obligations insured. The aggregate risk limits can range from 300:1 for certain municipal obligations to 50:1 for certain non-municipal obligations.

As a result of the Transformation and the reinsurance of the MBIA Corp. and FGIC portfolios by National, National exceeded as of the closing date certain single and aggregate risk limits under the New York laws and regulations, and MBIA Corp. exceeded as of the closing date certain single risk limits under New York laws and regulations. These insurers obtained waivers from the NYSID of those limits. In connection with the waivers, they submitted a plan to the applicable insurance departments to achieve compliance with the applicable regulatory limits. Under the plans, they agreed not to write new financial guarantee insurance for certain issuers until they were in compliance with their single risk limits and agreed to take commercially reasonable steps, including considering reinsurance, the addition of capital and other risk mitigation strategies, in order to comply with the regulatory single and aggregate risk limits. As a condition to granting the waiver, the NYSID required that, upon written notice from the NYSID, MBIA Corp. and National, as applicable, would cease writing new financial guarantee insurance if it were not in compliance with the risk limitation requirements by December 31, 2009. Neither National nor MBIA Corp. have come into compliance with the single or aggregate risk limits and consequently are writing virtually no new business at present. National’s statutory capital is continuing to grow as its insured portfolio amortizes. National believes that it will be able to obtain approval to write new business from the NYSID. Given the current statutory capital of MBIA Corp. and conditions in the structured finance market, MBIA Corp. does not expect to write new business in the near term.

Holding Company Regulation

MBIA Corp., National, and CapMAC also are subject to regulation under the insurance holding company statutes of New York. The requirements of holding company statutes vary from jurisdiction to jurisdiction but generally require insurance companies that are part of an insurance holding company system to register and file certain reports describing, among other information, their capital structure, ownership and financial condition. The holding

Item 1. Business

company statutes also generally require prior approval of changes in control, of certain dividends and other inter-corporate transfers of assets, and of certain transactions between insurance companies, their parents and affiliates. The holding company statutes impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and those transactions not in the ordinary course of business exceeding specified limits receive prior regulatory approval.

Change of Control

Prior approval by the NYSID is required for any entity seeking to acquire, directly or indirectly, “control” of National, MBIA Corp. or CapMAC. In many states, including New York, “control” is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled, directly or indirectly, by an entity, although the insurance regulator may find that “control” in fact does or does not exist when an entity owns or controls either a lesser or greater amount of securities. The United Kingdom Financial Services Authority also has a requirement for prior approval of any controlling person. MBIA Corp. would require the prior approval of the Mexican SHCP in order to transfer the shares it currently holds in MBIA Mexico.

Insurance Guarantee Funds

National, MBIA Corp. and CapMAC are exempt from assessments by the insurance guarantee funds in the majority of the states in which they do business. Guarantee fund laws in most states require insurers transacting business in the state to participate in guarantee associations, which pay claims of policyholders and third-party claimants against impaired or insolvent insurance companies doing business in the state. In most states, insurers licensed to write only municipal bond insurance, financial guarantee insurance and other forms of surety insurance are exempt from assessment by these funds and their policyholders are prohibited from making claims on these funds.

Item 1. Business

OUR INVESTMENT MANAGEMENT SERVICES

Our investment management services operations consist of our advisory services business and our wind-down asset/liability products and conduits businesses. In the advisory services segment our registered investment advisors provide fixed-income asset management services for third parties and the investment portfolios of the Company and its affiliates (including the wind-down businesses) on a fee-for-service basis.

The ratings downgrades of MBIA Corp. significantly adversely affected our funding activities in our asset/liability products and conduits businesses and resulted in the collateralization and/or termination of a substantial portion of our investment agreements. As a result of the winding down of these businesses, we are refocusing our investment management services’ new business operations solely on advisory services.

The Company has operated its advisory services segment since 1991 and had $42.1 billion in institutional assets under management as of December 31, 2009, including $16.7 billion from the Company and its subsidiaries. The segment has produced strong investment performance for its clients and has focused on providing high quality client support. The Company believes there is strong demand for its services given its track record and recent fixed-income market volatility and secular growth in fixed-income asset classes due to demographic changes and product innovation. In order to develop and grow our third-party advisory business, we have renamed our advisory services companies under the “Cutwater” name and re-branded them to reflect and communicate their organizational separation from the Company’s insurance operations and the wind-down businesses. In particular, the investment advisory business now operates under a wholly-owned “Cutwater” branded holding company of MBIA Inc. that no longer owns the wind-down businesses.

Our advisory services are offered in two major product lines, traditional and structured. Within the traditional product line, Cutwater offers cash management, customized asset management, discretionary asset management and fund accounting services to governments, insurance companies (including the Company’s insurance subsidiaries) corporations, pension funds, unions, endowments, foundations and investment companies in both pooled and separate account formats. These services are offered through registered investment advisers, and Cutwater receives asset management and administrative fees as compensation. Within the structured product line, Cutwater manages asset/liability programs, conduits, collateralized debt obligations (“CDOs”) and other funding vehicles (including the wind-down businesses) for banks, insurance companies, program trustees and investment companies, and it earns base and performance fees for its services.

Cutwater’s advisory services are offered through three principal operating subsidiaries: Cutwater Asset Management Corp. (“Cutwater-AMC” formerly MBIA Capital Management Corp.), a Securities and Exchange Commission (“SEC”)-registered investment adviser and Financial Industry Regulatory Authority (“FINRA”) member firm, Cutwater Investor Services Corp. (“Cutwater-ISC” formerly MBIA Municipal Investors Service Corp.), an SEC-registered investment adviser, and Cutwater Asset Management UK Limited (“Cutwater-UK,” formerly MBIA Asset Management UK Limited), a Financial Services Authority registered investment advisor based in London.

Investment Management Services Regulation

Cutwater is subject to various federal and state securities and investment regulations. As an SEC-registered investment adviser and a FINRA member firm, Cutwater-AMC is subject to the requirements of the Investment Advisers Act of 1940, a Federal statute which regulates registered investment advisers, and to FINRA rules and regulations. As an adviser to registered investment companies, Cutwater-AMC is also responsible for compliance with applicable provisions of the Investment Company Act of 1940. As sponsor/administrator of pooled investment programs, Cutwater-ISC and Cutwater Colorado Investor Services Corporation, each of which is an SEC-registered investment adviser, are subject to the requirements of the Investment Advisers Act of 1940, as well as certain state laws governing the operation of and permitted investments in local government investment pools. The activities of Cutwater-UK are subject to supervision by the United Kingdom’s Financial Services Authority.

Item 1. Business

OUR WIND-DOWN BUSINESSES

Since the downgrades of MBIA Corp., we have not issued debt in connection with either the asset/liability products or conduits businesses, and we believe the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate, or are repurchased by the Company.

Asset/Liability Products

The asset/liability products business historically raised funds for investment through several sources: (1) customized investment agreements issued by the Company and one of its subsidiaries for bond proceeds and other funds; and (2) issuance of MTNs with varying maturities issued by our subsidiary MBIA Global Funding, LLC (“GFL”). All of these products are guaranteed by MBIA Corp. In addition, GFL would lend the proceeds of its GFL MTN issuances to the Company (“GFL Loans”). Under agreements between the Company and MBIA Corp., the Company invested the proceeds of the investment agreements and GFL Loans in eligible investments, which consisted of investment grade securities with a minimum average double-A credit quality rating at purchase and which are pledged to MBIA Corp. as security for its guarantees on investment agreements and GFL MTNs. MBIA Inc. primarily purchased domestic securities and lent a portion of the proceeds from investment agreements and GFL MTNs to Euro Asset Acquisition Limited, which primarily purchased foreign assets as permitted under the Company’s investment guidelines. While MBIA Corp. enjoyed Triple-A insurer financial strength ratings, the Company generally earned a positive spread between the yields on assets and liabilities in this business, but since the third quarter of 2008 the lower yield earned on greater holdings of cash and cash equivalents coupled with the increased cost of funding liabilities has resulted in a negative spread. The primary risks in the business include the risk that assets default or fall in value and are not available to service liabilities, and liquidity risk associated with any mismatch of assets and liabilities and/or collateral posting requirements.

The Company has managed the asset/liability products segment within a number of risk and liquidity parameters monitored by the Executive Market/Investment Committee and maintains cash and liquidity resources that it believes will be sufficient to make all payments due on the investment agreement and GFL MTN obligations and to meet other financial requirements such as posting collateral and paying operating expenses. However, there can be no assurance that our liquidity resources may not decline, or be insufficient to meet our obligations, as described under “Risk Factors—Liquidity and Market Related Risk Factors” in Part I, Item 1A. In addition, the Company, National and MBIA Corp. have provided funds to the asset/liability products segment which are available to use for cash and/or collateral posting needs. In particular, as a result of the illiquidity of fixed-income markets during 2008, we implemented intercompany agreements to provide additional liquidity from MBIA Inc., National and MBIA Corp. to the asset/liability products business, which has reduced the liquidity resources available to MBIA Inc., National and MBIA Corp. for other purposes. In the event that the value of the assets in the asset/liability products business is insufficient to repay the investment agreement and GFL MTN obligations or other financial requirements when due, the Company, or MBIA Corp. as guarantor of the investment agreements and GFL MTNs, may be called upon to satisfy the obligations.

Conduits

The conduits were used by banks and other financial institutions to raise funds for their customers in the capital markets. The conduits provided funding for multiple customers through special purpose vehicles that issue commercial paper and MTNs. The proceeds from these issuances were used to either make loans to customers who are secured by certain assets or to purchase assets from customers. All transactions in the conduits were insured by MBIA Corp. and subject to MBIA Corp.’s standard underwriting process. The conduits received an administrative fee as compensation for these services. No new MTNs have been issued since 2007 and there have been no outstanding issues of commercial paper since 2008.

The conduits present immaterial liquidity risk to the Company because of liquidity agreements independently entered into by one of the two conduits with third-party providers and because the assets of the second conduit are structured to mature by or before the maturity date of the liabilities. All of the liquidity agreements have been drawn.

Item 1. Business

INVESTMENTS AND INVESTMENT POLICY

Investment objectives, policies and guidelines related to the Company’s insurance operations and the wind-down businesses are subject to review and approval by the Finance and Risk Committee of the Board of Directors and the Executive Market/Investment Committee of the Company. Cutwater manages the proprietary investment portfolios of the Company and its subsidiaries in accordance with the guidelines adopted for each such portfolio. Investment objectives, policies and guidelines related to investment activity on behalf of our insurance companies are also subject to review and approval by the respective Investment Committee of their Boards of Directors.

To continue to optimize capital resources and provide for claims-paying capabilities, the investment objectives and policies of our insurance operations are tailored to reflect their various strategies and operating conditions. The investment objectives of MBIA Corp. and its subsidiaries are primarily to maintain adequate liquidity to meet claims-paying and other corporate needs and secondarily to maximize after-tax yield within defined investment risk limits. The investment objectives of National set preservation of capital as the primary objective, subject to an appropriate degree of liquidity, and optimization of after-tax income and total return as secondary objectives. The investment portfolio of each insurance subsidiary is managed by Cutwater under separate investment services agreements.

The investment objectives and policies of the wind-down businesses reflect the characteristics of those programs. The primary investment objective is to provide sufficient liquidity to meet maturing liabilities (including intercompany liquidity agreements) and collateral posting obligations, while maximizing the net residual value of assets to liabilities in each program.

COMPETITION

Our insurance companies compete with other monoline insurance companies, as well as other forms of credit enhancement, in writing financial guarantee business.

Our ability to attract and compete for financial guarantee business is largely dependent on the financial strength ratings assigned to our insurance companies by the major rating agencies. During 2008 and 2009, every significant monoline financial guarantee insurer was downgraded by one or more of the major rating agencies. In addition, during 2009 the only two financial guarantee insurers that were underwriting significant new business merged, further reducing competition in the market. Currently, that company is the only financial guarantee company that is underwriting significant new business. Given the capital position of the other licensed financial guarantee companies, we do not expect them to underwrite any new business in the near term. In the future, recapitalized existing bond insurers and/or newly formed entities may begin underwriting new business.

In addition, commercial banks also provide letters of credit as a means of credit enhancement for municipal securities. The use of letters of credit as an alternative to financial guarantee insurance within the U.S. municipal market increased substantially in 2008 and remained a significant presence in the market in 2009. Furthermore, in 2008 and 2009 uninsured issuances increased as a percentage of all new U.S. municipal securities issuances.

The actions by the major rating agencies with respect to the Company’s and our insurance companies’ ratings have adversely affected our ability to attract new financial guarantee business. Furthermore, we are unlikely to achieve our desired credit ratings until we resolve the Transformation litigation. As a result, we wrote virtually no new business in 2009. The structured finance industry is generating very few new business opportunities, and it continues to be uncertain as to how or when the Company may re-engage this market.

As mentioned above, financial guarantee insurance also competes with other forms of credit enhancement, including senior-subordinated structures, credit derivatives, letters of credit and alternative guarantees (for example, mortgage guarantees where pools of mortgages secure debt service payments) provided by banks and other financial institutions, some of which are governmental agencies. Other highly rated institutions, including pension funds and government sponsored entities, also offer third-party credit enhancement on asset-backed and municipal obligations. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer’s alternative of foregoing credit enhancement and paying a higher interest rate.

Item 1. Business

If the interest savings from insurance or another form of credit enhancement are not greater than the cost of such credit enhancement, the issuer will generally choose to issue bonds without third-party enhancement. All of these alternative forms of credit enhancement or alternative executions could also affect our ability to reenter the financial guarantee business.

Certain characteristics of the financial guarantee insurance business act as barriers-to-entry to potential new competitors. For example, there are minimum capital requirements imposed on a financial guarantee insurance company by the rating agencies to obtain and maintain high financial strength ratings and these capital requirements may deter other companies from entering this market. However, there can be no assurance that these capital requirements will deter potential competitors from entering this market or that the market may not increasingly accept guarantees provided by lower rated insurers who have less stringent capital requirements. In addition, under New York law, multi-line insurers are prohibited from writing financial guarantee insurance in New York State. See the “Our Insurance Operations—Insurance Regulation” section above. However, there can be no assurance that major multi-line insurers or other financial institutions will not participate in financial guarantee insurance in the future, either directly or through monoline subsidiaries.

Our advisory services business, which now carries the “Cutwater” name, competes for business with a number of banks, insurance companies and independent companies which provide investment advisory services, as well as with companies who manage their investments in-house. Competition varies by product and typically can range from very large asset management firms to very small operations. Cutwater’s ability to compete for new advisory services business and to retain existing accounts is largely dependent on its investment performance for a specific client or in general (typically versus established benchmark indices), the consistency of its performance through market cycles, fee levels charged and the level of client service provided. Cutwater markets itself through its own field sales force as well as through various intermediaries such as broker dealers, investment consultants and financial advisors.

The Company also competes in the financial advisory market in Latin America through LatAm. LatAm’s ability to compete will depend on its ability to leverage its expertise in credit structuring and the surveillance, management and valuation of infrastructure assets to attract new financial advisory services clients in Latin America. Competition in these markets includes local and international investment banks and other diversified financial services providers.

RATING AGENCIES

Rating agencies perform periodic reviews of our insurance companies and other companies providing financial guarantee insurance. In rating financial guarantee companies, rating agencies focus on qualitative and quantitative characteristics in five key areas. Those are: (1) franchise value and business strategy; (2) insurance portfolio characteristics; (3) capital adequacy; (4) profitability; and (5) financial flexibility. Each agency has its own ratings criteria for financial guarantors and employs proprietary models to assess our risk adjusted leverage, risk concentrations and financial performance relative to the agency’s standards. The agencies also assess our corporate governance and factor this into their rating assessment. Currently, S&P and Moody’s rate the Company and its insurance companies.

Until June 2008, MBIA Corp. held Triple-A financial strength ratings from S&P, which the Association received in 1974; from Moody’s, which the Association received in 1984; from Fitch, Inc., which MBIA Corp. received in 1995; and from Rating and Investment Information, Inc. (“RII”), which MBIA Corp. received in 1998. Fitch, Inc. withdrew its insurer financial strength ratings for MBIA Corp. and its insurance affiliates as well as all other related ratings in June 2008. At the Company’s request, RII canceled its ratings on MBIA Corp. and CapMAC in June 2008. National’s, MBIA Corp.’s and MBIA Inc.’s current financial strength ratings from S&P and Moody’s are summarized below:

Agency		Rating/Outlook
	National	MBIA Insurance Corporation	MBIA Inc.
S&P	A / Developing outlook	BB+ / Negative outlook	BB-/ Negative outlook
Moody’s	Baa1 / Developing outlook	B3 / Negative outlook	Ba3 / Negative outlook

Item 1. Business

As of December 31, 2008, prior to the Transformation the corresponding ratings were:

Agency		Rating/Outlook
	National	MBIA Insurance Corporation	MBIA Inc.
S&P	AA / Negative	AA / Negative	A-/ Negative
Moody’s	Baa1 / Developing	Baa1 / Developing	Ba1 / Developing

CAPITAL FACILITIES

The Company does not currently maintain a capital facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Credit Facilities” in Part II, Item 7.

FINANCIAL INFORMATION

For information on the Company’s financial information by segment, see Note 15, “Business Segments,” in the Notes to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

EMPLOYEES

As of February 25, 2010, the Company had 416 employees, including 186 in Optinuity, 39 in National, 62 in MBIA Corp. and its subsidiaries, 124 in Cutwater and 5 in other subsidiaries. None of the Company’s domestic employees is covered by a collective bargaining agreement. Certain of the Company’s employees outside the United States are governed by national collective bargaining or similar agreements. The Company considers its employee relations to be satisfactory.

AVAILABLE INFORMATION

The Company maintains a website at www.mbia.com. The Company is not including the information on its website as a part of, nor is it incorporating such information by reference into, this Form 10-K. The Company makes available through its website, free of charge, all of its SEC filings, including its annual reports on Form 10-K, its quarterly filings on Form 10-Q and any current reports on Form 8-K, as soon as is reasonably practicable after these materials have been filed with the SEC. All such filings were timely posted to the website in 2009.

Item 1. Business

EXECUTIVE OFFICERS

The executive officers of the Company and their present ages and positions with the Company as of March 1, 2010 are set forth below:

Name	Age	Position and Term of Office
Joseph W. Brown	61	Chief Executive Officer and Director (officer since February, 2008)
C. Edward Chaplin	53	President, Chief Financial Officer and Chief Administrative Officer (officer since June, 2006)
William C. Fallon	50	President and Chief Operating Officer (officer since July, 2005)
Clifford D. Corso	48	Executive Vice President and Chief Investment Officer (officer since September, 2004)
Mitchell I. Sonkin	57	Executive Vice President and Chief Portfolio Officer (officer since April, 2004)
Ram D. Wertheim	55	Executive Vice President, Chief Legal Officer and Secretary (officer since January, 2000)

Joseph W. Brown (age 61) is Chief Executive Officer and director of the Company. Mr. Brown assumed the roles of Chairman, CEO and director in February 2008 after having retired as Executive Chairman of MBIA in May 2007. In May, 2009 the Company’s Board of Directors accepted Mr. Brown’s recommendation to split the roles of Chairman and CEO and elected Daniel P. Kearney as Non-Executive Chairman, with Mr. Brown continuing in the roles of CEO and director. Until May 2004, Mr. Brown had served as Chairman and CEO of MBIA and MBIA Corp. Mr. Brown originally joined the Company as Chairman and CEO in January 1999 after having been a director since 1986.

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

Prior to being named President, Chief Financial Officer and Chief Administrative Officer, C. Edward Chaplin (age 53) was Vice President and Chief Financial Officer of the Company. Prior to becoming an officer of the Company in June 2006, Mr. Chaplin had served as a director of the Company from December 2002 to May 2006 and as Senior Vice President and Treasurer of Prudential Financial Inc. since November 2000, responsible for Prudential’s capital and liquidity management, corporate finance, and banking and cash management. Mr. Chaplin had been with Prudential since 1983.

Prior to being named President and Chief Operating Officer, William C. Fallon (age 50) was Vice President of the Company and head of the Global Structured Finance Division. From July 2005 to March 1, 2007, Mr. Fallon was Vice President of the Company and head of Corporate and Strategic Planning. Prior to joining the Company in 2005, Mr. Fallon was a partner at McKinsey & Company and co-leader of that firm’s Corporate Finance and Strategy Practice.

Prior to being named Executive Vice President and Chief Investment Officer, Clifford D. Corso (age 48) was Vice President of the Company, the Company’s Chief Investment Officer and the president of Cutwater AMC. Mr. Corso retains the title of president of Cutwater AMC. He joined the Company in 1994 and has served as Chief Investment Officer since 2000.

Prior to being named Executive Vice President and Chief Portfolio Officer, Mitchell I. Sonkin (age 57) was Vice President of the Company and head of the IPM Division. Prior to joining the Company in April 2004, Mr. Sonkin was senior partner and co-chair of the Financial Restructuring Group of the international law firm of King & Spalding.

Item 1. Business

Prior to being named Executive Vice President, Chief Legal Officer and Secretary, Ram D. Wertheim (age 55) was Vice President, General Counsel and Secretary of the Company. From February of 1998 until January 2000, he served in various capacities in the Global Structured Finance Division. Mr. Wertheim was, until February of 1998, the General Counsel of CapMAC Holdings Inc.

Item 1A. Risk Factors

References in the risk factors to the “Company” are to MBIA Inc., together with its domestic and international subsidiaries. References to “we,” “our” and “us” are to MBIA Inc. or the Company, as the context requires.

Insured Portfolio Loss Related Risk Factors

Continued deteriorating performance of our structured finance insured portfolio due to adverse developments in certain segments of the credit markets and material misrepresentations made by sponsors of transactions that we insured may materially and adversely affect our financial condition, results of operations and future business

We are exposed to credit risks in our portfolio that have arisen from continued deterioration in certain segments in the credit markets, which has led to the deterioration in the quality of assets and the collection of cash flows from such assets within structured securities that we have guaranteed. In addition, we are exposed to risk of deterioration of those assets arising from material misrepresentations made by transaction sponsors and the refusal of the sellers/servicers to perform under the related contracts.

Based on our forensic reviews and analysis of residential mortgage-backed securities (“RMBS”) and collateralized debt obligations (“CDO”) we insured, we believe that multiple sellers/servicers and counterparties that originated or sponsored transactions that we insured misrepresented the nature and/or quality of the assets that back those transactions, which materially contributed to the losses we have incurred to date on those transactions and which represent a substantial portion of the total losses we have incurred since the fourth quarter of 2007. Losses in these transactions and in other transactions due to misrepresentations could continue. In sizing loss reserves relating to these transactions, we take into account expected recoveries from those sellers/servicers arising from our contractual rights of put-back of ineligible loans. As of December 31, 2009 we had recognized estimated recoveries of $1.5 billion related to reviewed transactions. While we believe that the originators are contractually obligated to cure, purchase or replace the ineligible loans, if we fail to realize these expected recoveries our loss reserve estimates may not be adequate to cover potential claims.

Beginning in the second half of 2007, deterioration of the global credit markets coupled with the re-pricing of credit risk created extremely difficult market conditions and volatility in the credit markets. Initially, the concerns on the part of market participants were focused on the subprime segment of the U.S. mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage and asset-backed and other fixed-income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. During the fourth quarter of 2008, disruptions and volatility in the credit markets reached unprecedented levels. During 2008, partly as a result of concerns about exposure to these assets, some of the largest companies in the financial sector received government support, were acquired by stronger firms or were allowed to fail.

As a consequence, while many segments of the global credit markets recovered in 2009, the performance of certain credits we insure, in particular RMBS and CDOs of asset-backed securities (“ABS”) has continued to deteriorate.

Although we have sought to underwrite direct RMBS, CDOs of ABS and other structured finance transactions with levels of subordination and other credit enhancements designed to protect us from loss in the event of poor performance of the underlying assets collateralizing the securities, we recorded case basis losses incurred of $770 million in 2009, which is calculated on a basis that is net of expected recoveries, due in part to projected inadequacies of such credit enhancements in securities we have guaranteed. Furthermore, since the third quarter of 2007 we have recorded case basis losses incurred of $2.7 billion (including $575 million of losses in 2009) related to insured RMBS exposures and impairments of $2.5 billion (including $777 million of impairments in 2009) related to insured credit derivatives. We believe that a substantial portion of those losses were the result of misrepresentations concerning the quality of the collateral backing those transactions, which we believe is the main cause of the high level of losses in those transactions and the primary reason why the original level of subordination and other credit enhancement has not been sufficient.

Item 1A. Risk Factors

No assurance can be given that any remaining credit enhancements will prove to be adequate to protect us from incurring additional material losses in view of the current significantly higher rates of delinquency, foreclosure and losses being observed among residential mortgages and home equity lines of credit. While further deterioration in some of the structured finance securities we insure is generally expected, the additional impact of misrepresentations made to us in transactions we insure and the impact of any future continued deterioration of the credit markets is unknown, as is the impact, if any, on potential claim payments and ultimate losses of the securities within our portfolio.

MBIA Corp. has insured a substantial amount of credit default swap (“CDS”) contracts that are backed by commercial mortgage-backed securities (“CMBS”) and commercial real estate (“CRE”) portfolios. In 2009 we also saw deteriorating trends in delinquencies in mortgages underlying CMBS and CREs. To the extent that these trends continue to worsen and result in substantial defaults and losses on the underlying mortgages, we could incur substantial losses on our CMBS and CRE portfolio.

There can be no assurance that we will be successful, or that we will not be delayed, in enforcing the agreements governing the transactions we insure, and the failure to enforce such contractual provisions could have a material adverse effect on our liquidity and financial condition

While we have sought to underwrite direct RMBS, CMBS and CDOs of ABS with levels of subordination and other credit enhancements designed to protect us from loss in the event of poor performance of the underlying assets collateralizing the securities in the insured portfolio, there can be no assurance that we will be successful, or that we will not be delayed, in enforcing the subordination provisions, credit enhancements or other contractual provisions of the RMBS, CMBS and CDOs of ABS that we insure in the event of litigation or the bankruptcy of other transaction parties. Though we are confident in our interpretation of these provisions, it is uncertain how such provisions will be interpreted by the courts in the event of an action for enforcement. Furthermore, we are required to pay losses on these securities until such time as we are able to enforce our contractual rights. Accordingly, the failure to timely enforce such subordination provisions, credit enhancements and other contractual provisions could have a material adverse effect on our liquidity and financial condition.

Moreover, although the RMBS obligations we insure typically include contractual provisions obligating the sellers/services to cure, repurchase or replace ineligible loans that were included in the transaction, in certain transactions the sellers/servicers have breached this obligation. The unsatisfactory resolution of the contractually stipulated process to deal with the ineligible loans, in addition to the pervasive misrepresentations made by the certain sellers/servicers in inducing MBIA Corp. to write insurance of the transactions, has led to MBIA pursuing litigation with these sellers/servicers seeking to enforce our contractual rights and damages for both breaches of contract and fraud. While the Company believes that the respective sellers/services are obligated to cure, repurchase or replace the ineligible mortgage loans identified within our RMBS, successful challenges of such determinations by the sellers/servicers could result in the Company recovering less than the amount of its estimated recoveries. Furthermore, each of our seller/servicer litigations is in its early phases and may take up to several years to resolve, during which time we will be required to pay losses on the subject transactions. Accordingly, the failure to successfully and timely resolve our seller/servicer litigation could have a material adverse effect on our liquidity and financial condition. See “Legal Proceedings” in Part I, Item 3.

Loss reserve estimates are subject to uncertainties and loss reserves may not be adequate to cover potential claims

The financial guarantees issued by our insurance companies insure the financial performance of the obligations guaranteed over an extended period of time, in some cases over 30 years, under policies that we have, in most circumstances, no right to cancel. As a result of the lack of statistical paid loss data due to the historically low level of paid claims in our financial guarantee business, we do not use traditional actuarial approaches to determine our loss reserves. The establishment of the appropriate level of loss reserves is an inherently uncertain process involving numerous estimates and subjective judgments by management, and therefore, there can be no assurance that actual paid claims in our insured portfolio will not exceed its loss reserves. Small changes in the assumptions underlying these estimates could significantly impact loss expectations. Additionally, we use both internal models as well as models generated by third-party consultants and customized by us to project future paid claims on our insured portfolio and establish loss reserves. There can be no assurance that the future loss

Item 1A. Risk Factors

projections based on these models are accurate. Losses on RMBS related to the large number of ineligible mortgage loans included in RMBS securitizations that we insured as well as unprecedented volatility in the credit markets that began in the fourth quarter of 2007 and continued into 2009 has caused us to increase our loss projections substantially several times especially for RMBS transactions, where expected losses are far worse than originally expected and in many cases far worse than the worst historical losses largely as a result of the high level of ineligible loans included in these transactions. As a result, historical loss data may have limited value in predicting future RMBS losses.

Moreover, in sizing loss reserves with respect to our insured transactions, we take into account expected recoveries from originators of the transactions arising from our contractual rights of put-back of ineligible loans. As of December 31, 2009 we had recognized estimated recoveries of $1.5 billion related to transactions where we reviewed the underlying mortgage loan files. While, based on that review, we believe that the originators are contractually obligated to cure, repurchase or replace the ineligible loans, if we fail to realize these estimated recoveries our losses will exceed our loss reserves, which reflect estimated recoveries. Furthermore, estimated recoveries may differ from realized recoveries due to the outcome of litigation, the cost of litigation, error in determining breach rates, counterparty credit risk, the potential for delay and other sources of uncertainty. See “—There can be no assurance that we will be successful, or that we will not be delayed, in enforcing the agreements governing the transactions we insure, and the failure to enforce such contractual provisions could have a material adverse effect on our liquidity and financial condition” in this section and “Legal Proceedings” in Part I, Item 3.

We recorded case basis losses incurred of $2.7 billion since the third quarter of 2007 (including $575 million of losses in 2009) related to such insured RMBS exposures and case basis losses incurred of $770 million in 2009 related to the entire structured finance portfolio. Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles to our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and loss adjustment expense for our financial guarantee policies. Since the third quarter of 2007 we have recorded impairments of $2.5 billion (including $777 million of impairments in 2009) related to insured credit derivatives. Further deterioration in the performance of RMBS, CMBS, CDOs of ABS or other obligations we insure or reinsure could lead to the establishment of additional loss reserves or impairments and further losses or reductions in income. There can be no assurance that the estimates of probable and estimable losses are accurate. Actual paid claims could exceed our estimate and could significantly exceed our loss reserves. If our loss reserves are not adequate to cover actual paid claims, our results of operations and financial condition could be materially adversely affected. Effective January 1, 2009, the Company adopted Accounting Standard Codification (“ASC”) 944-20, “Accounting for Financial Guarantee Insurance Contracts.” For additional information on the Company’s loss reserving methodology and ASC 944-20, see “Note 3—Recent Accounting Pronouncements” in Part II, Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II, Item 7.

Recent difficult economic conditions may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future

Our results of operations are materially affected by general economic conditions, both in the U.S. and elsewhere around the world.

Beginning in the second half of 2007 and continuing in 2008, global financial, equity and other markets experienced significant stress, which reached unprecedented levels in the fourth quarter of 2008. While many segments of the global capital markets recovered in 2009, continued concerns over the availability and cost of credit for certain borrowers, the U.S. mortgage market, a declining or flat real estate market in the United States and geopolitical issues have contributed to diminished expectations for the global economy and the markets going forward. These factors, combined with low business and consumer confidence and high unemployment, have precipitated an economic slowdown which continues to challenge the U.S. and other overall economies.

Recessions, increases in corporate, municipal, sovereign, sub-sovereign or consumer default rates and other general economic conditions may adversely impact, and the weak performance of RMBS, including due to the inclusion of ineligible loans in RMBS we insured, has adversely impacted, and continues to impact, the Company’s prospects for future business, as well as the performance of our insured portfolios and the Company’s

Item 1A. Risk Factors

investment portfolio. In particular, the deterioration of certain sectors of the credit markets has caused a significant decline in the number of structured finance securities that have been issued since the fourth quarter of 2007. There can be no assurance that the market for structured finance securities will recover or that we will achieve the credit ratings necessary to insure new structured finance issuances, which may adversely affect our business prospects. In addition, U.S. public finance obligations supported by specified revenue streams, such as revenue bonds issued by toll road authorities, municipal utilities or airport authorities, may be adversely affected by revenue declines resulting from economic recession, reduced demand, changing demographics or other factors.

There can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing underperforming segments of the financial markets and stimulating the economy will achieve the intended results

The U.S. federal government, Federal Reserve, Federal Deposit Insurance Corporation (“FDIC”) and other governmental and regulatory bodies have taken or are considering taking actions in response to the financial crisis affecting the banking system, financial markets, investment banks and other financial institutions. Such measures include enacting the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009 (the “ARRA”) in an effort to stabilize the economy through direct investments, spending and tax cuts.

There can be no assurance as to what long-term impact governmental actions will have on the underperforming segments of the financial markets, whether on the level of volatility, the level of lending by financial institutions, the prices buyers are willing to pay for financial assets or otherwise. Our business, financial condition and results of operations and the trading price of our common stock could be materially and adversely affected to the extent that the availability of credit in certain segments of the credit market and prices for real estate and structured finance assets remain at low levels. Furthermore, Congress has considered, and likely will continue to consider, legislative proposals that could impact the value of mortgage loans, such as legislation that would permit bankruptcy courts to reduce the principal balance of mortgage loans owed by bankrupt borrowers. If such legislation is enacted, it could cause loss of principal on certain transactions we insure which, in turn, would cause an increase in losses on such securities and increase the reserves that we must hold to support such securities. The choices made by the U.S. Treasury, the Federal Reserve and the FDIC could have the effect of supporting some aspects of the financial services industry more than others. We cannot predict whether the funds made available by the U.S. federal government and its agencies will be enough to further stabilize and revive the poorly performing segments of the credit markets and the overall economy or, if additional amounts are necessary, whether Congress will be willing to make the necessary appropriations, what the public’s sentiment would be towards any such appropriations, or what additional requirements or conditions might be imposed on the use of any such additional funds.

Some of the state and local governments and finance authorities that issue public finance obligations we insure are experiencing unprecedented budget shortfalls that could result in increased credit losses or impairments on those obligations

We have historically experienced low levels of defaults in our U.S. public finance insured portfolio, including during the financial crisis that began in mid-2007. However, recently many state and local governments that issue some of the obligations we insure have reported unprecedented budget shortfalls that will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While there has been some support provided by the U.S. federal government designed to provide aid to state and local governments, including through grants under the ARRA, certain state and local governments remain under extreme financial stress. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, cut spending, or receive federal assistance, we may experience losses or impairments on those obligations, which would materially and adversely affect our business, financial condition and results of operations.

Item 1A. Risk Factors

Financial modeling contains uncertainty over ultimate outcomes which makes it difficult to estimate liquidity, potential paid claims, loss reserves and mark-to-market

The Company uses third-party and internal financial models to estimate liquidity, potential paid claims, loss reserves and mark-to-market. We use internal financial models to conduct liquidity stress-scenario testing to ensure that we maintain cash and liquid securities in an amount in excess of all stress scenario payment requirements. These measurements are performed on a legal entity and operating segment basis. We also rely on financial models, generated internally and supplemented by models generated by third parties, to estimate factors relating to the highly complex securities we insure, including future credit performance of the underlying assets, and to evaluate structures, rights and our potential obligations over time. We also use internal models for ongoing portfolio monitoring and to estimate case basis loss reserves and, where applicable, to mark our obligations under our contracts to market and may supplement such models with third-party models or use third-party experts to consult with our internal modeling specialists. Both internal and external models are subject to model risk and there can be no assurance that these models are accurate or comprehensive in estimating our liquidity, potential future paid claims and related loss reserves or that they are similar to methodologies employed by our competitors, counterparties or other market participants. Estimates of our future paid claims, in particular, may materially impact our liquidity position. In addition, changes to our paid claims, loss reserve or mark-to-market models have been made recently and may be warranted in the future. These changes could materially impact our financial results.

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

Geopolitical conditions may adversely affect our insurance companies’ business prospects and insured portfolio

General global unrest, fraud, terrorism, catastrophic events, natural disasters, pandemics or similar events could further disrupt the economy in this country and around the world and could have a direct material adverse impact on certain industries and on general economic activity. The Company has exposure in certain sectors that could suffer increased delinquencies and defaults as a direct result of these types of events. Moreover, we are exposed to correlation risk as a result of the possibility that multiple credits will experience losses as a result of any such event or series of events, in particular exposures that are backed by revenues from business and personal travel, such as domestic enhanced equipment trust certificate aircraft securitizations and bonds backed by hotel taxes and car rental fleet securitizations. To the extent that certain corporate sectors may be vulnerable to credit deterioration and increased defaults in the event of future global unrest, CDOs backed by pools of corporate debt issuances in those stressed sectors could also be adversely impacted.

The Company’s insurance operations underwrite exposures to the Company’s reasonable expectation of future performance as well as at various stress levels estimating defaults and other conditions at levels higher than are reasonably expected to occur. There can be no assurance, however, that the Company will not incur material losses if the economic stress and increased defaults in certain sectors caused by global unrest, fraud, terrorism, catastrophic events, natural disasters, pandemics or similar events in the future is or will be more severe than the Company currently foresees and had assumed in underwriting its exposures.

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

Item 1A. Risk Factors

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

We encounter liquidity risk in our insurance operations, asset/liability products business and corporate operations. The effects of the credit crisis which began in the subprime segment of the mortgage-backed securities market and spread to a wide range of financial institutions and markets, asset losses and sectors, has caused the Company to experience material increased liquidity risk pressures in all of its operations and businesses. The insurance business experienced elevated loss payments, and with its ratings downgrades beginning in June 2008, a drop in cash from new direct insurance writings. The downgrades also had a material impact on the asset/liability segment as they triggered liability terminations and collateralization requirements, and asset sales to meet those terminations resulted in significant realized losses due to the need to sell devalued assets in the segment. In addition, the impact of this crisis on the Company’s operating businesses combined with the effect of the Transformation of our insurance business has eliminated those subsidiaries’ abilities to pay dividends to the holding company, if needed, to enable it to meet its debt service and other operating expense needs. Furthermore, it is unclear whether the Company or its subsidiaries will be able to access the capital markets, particularly before the Transformation litigation is resolved. See “Legal Proceedings” in Part I, Item 3. Finally, if certain of our corporate debt obligations were to become accelerated, which could occur due to MBIA Corp. entering rehabilitation proceedings, among other events, MBIA Inc. might have insufficient assets to repay the accelerated obligations.

If the current losses on the Company’s RMBS and CDO transactions continue to rise and market and adverse economic conditions persist for an extended period of time or worsen, the Company could face additional liquidity pressure in all of its operations and businesses. Further stress could increase liquidity demands on the Company or decrease its liquidity supply through additional defaulted insured exposures or devaluations and/or impairments of its invested assets. These pressures could arise from exposures beyond residential mortgage related stress, which to date has been the main cause of stress. For further discussion on the Company’s liquidity risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” in Part II, Item 7.

An inability to access capital could adversely affect our business, operating results and financial condition and ultimately adversely affect liquidity

The Company’s access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including (i) the long term debt ratings of the Company, (ii) the insurance financial strength ratings and long term business prospects of our insurance companies, (iii) the perceptions of the financial strength of our insurance companies and MBIA Inc., and (iv) the outcome of the Transformation litigation. Our debt ratings are influenced by numerous factors, either in absolute terms or relative to our peer group, such as financial leverage, balance sheet strength, capital structure and earnings trends. If we cannot obtain adequate capital on favorable terms or at all, our business, future growth, operating results and financial condition could be adversely affected.

Beginning in the second half of 2008, the volatility and disruption in the global credit markets exerted downward pressure on availability of liquidity and credit capacity for certain issuers, including MBIA, with credit spreads widening considerably.

As a result of the illiquidity of fixed-income markets during 2008, we implemented intercompany agreements to provide additional liquidity from MBIA Inc., MBIA Corp. and National to the asset/liability products business, and this has reduced the liquidity resources available to MBIA Inc., MBIA Corp. and National for other purposes. Furthermore, the Company drew its contingent capital facility and no longer maintains credit facilities with third-party providers. There can be no assurance that replacement facilities will be available in the future, in particular prior to the resolution of the Transformation-related litigation. The inability to obtain adequate replacement capital on favorable terms or at all could have an adverse impact on the Company’s business and financial condition.

Because we are a holding company, our sources of liquidity primarily consist of dividend payments from our insurance companies and Cutwater, investment income and the issuance of debt. Each of National and MBIA Corp. is currently unable to pay dividends because it has a negative earned surplus. To the extent that we are

Item 1A. Risk Factors

unable to access capital, our insurance companies may not have sufficient liquidity to meet their obligations, will have less capacity to write business and may not be able to pay dividends to us without experiencing adverse rating agency action. Accordingly, our inability to maintain access to capital on favorable terms could have an adverse impact on our ability to pay losses and debt obligations, to pay dividends on our capital stock, to pay principal and interest on our indebtedness, to pay our operating expenses and to make capital investments in our subsidiaries. See “—Our holding company structure and certain regulatory and other constraints could affect our ability to pay dividends and make other payments” in this section.

Our holding company structure and certain regulatory and other constraints could affect our ability to pay dividends and make other payments

We are a holding company and rely to a significant degree on the operations of our principal operating subsidiaries, National, MBIA Corp. and Cutwater, and certain other smaller subsidiaries. As such, we are largely dependent on dividends or advances in the form of intercompany loans from our insurance companies to pay dividends, to the extent payable, on our capital stock, to pay principal and interest on our indebtedness and to make capital investments in our subsidiaries, among other items. Our insurance companies are subject to various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us. Regulations relating to capital requirements affecting some of our other subsidiaries may also restrict their ability to pay dividends and other distributions and make loans to us.

Under New York law, National and MBIA Corp. may generally pay stockholder dividends only out of statutory earned surplus and subject to additional limits, as described in “Business—Insurance Regulation” in Part I, Item 1 and “Note 18: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8. MBIA Corp.’s payment of an extraordinary dividend in February 2009 in connection with the Transformation restricted its ability to pay dividends until February 17, 2010. In addition, each of National and MBIA Corp. has negative earned surplus and therefore is currently unable to pay dividends to the Company.

Additionally, under New York law, the Superintendent may apply for an order directing the rehabilitation or liquidation of a domestic insurance company under certain circumstances, including upon the insolvency of the company, if the company has willfully violated its charter or New York law or if the company is found, after examination, to be in such condition that further transaction of business would be hazardous to its policyholders, creditors or the public. The Superintendent may also suspend an insurer’s license, restrict its license authority, or limit the amount of premiums written in New York if, after a hearing, the Superintendent determines that the insurer’s surplus to policyholders is not adequate in relation to its outstanding liabilities or financial needs. If the Superintendent were to take any such action with respect to National or MBIA Corp., it would likely result in the reduction or elimination of the payment of dividends to us.

The inability of our insurance companies to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could affect our ability to repay our debt and have a material adverse effect on our operations.

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

While we are not currently writing any new financial guarantee insurance, we expect to do so in the future. Prevailing interest rate levels can affect demand for financial guarantee insurance. Lower interest rates are typically accompanied by narrower spreads between insured and uninsured obligations. The purchase of

Item 1A. Risk Factors

insurance during periods of relatively narrower interest rate spreads will generally provide lower cost savings to the issuer than during periods of relatively wider spreads. These lower cost savings could be accompanied by a corresponding decrease in demand for financial guarantee insurance. Increased interest rates may decrease attractiveness for issuers to enter into capital markets transactions, resulting in a corresponding decreasing demand for financial guarantee insurance in the future.

Revenues and liquidity would be adversely impacted due to a decline in realization of installment premiums

Due to the installment nature of a significant percentage of its premium income, MBIA Corp. has an embedded future revenue stream. The amount of installment premiums actually realized by MBIA Corp. could be reduced in the future due to factors such as not insuring new transactions, early termination of insurance contracts, accelerated prepayments of underlying obligations or commutation of existing financial guarantee insurance policies. Such a reduction would result in lower revenues and liquidity.

We are required to report credit derivatives at fair value, which subjects our results of operations to volatility and losses and could lead to negative shareholders’ equity for the Company or MBIA Corp. on a GAAP basis

Any event causing credit spreads on an underlying security referenced in a credit derivative we insure, or on a credit derivative referencing an MBIA Inc. security (an “MBIA credit derivative”), to either widen or tighten will affect the fair value of the credit derivative and may increase the volatility of our earnings.

As changes in fair value can be caused by factors unrelated to the performance of our business and structured finance credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposure, the application of fair value accounting may cause our earnings to be more volatile than would be suggested by the underlying performance of our business operations and structured finance credit portfolio. Furthermore, volatility in our asset values, loss reserves, impairments or fair value of insured credit derivatives could cause our shareholders’ equity, and/or that of MBIA Corp., to be negative on a GAAP basis in a future period, which may adversely impact investors’ perceptions of the value of the Company.

The global re-pricing of credit risk beginning in the fourth quarter of 2007 and continuing into 2009 caused unprecedented volatility and markdowns in the valuation of these credit derivatives. In addition, due to the complexity of fair value accounting and the application of the accounting guidance for derivative instruments and the accounting guidance for fair value measurement, future amendments or interpretations of derivative and fair value accounting may cause us to modify our accounting methodology in a manner which may have an adverse impact on our financial results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II, Item 7 for additional information on the valuation of derivatives.

Current accounting standards mandate that we measure the fair value of our insurance policies of CDSs. Market prices are generally available for traded securities and market standard CDSs but are less available or accurate for highly customized CDSs. Most of the derivative contracts the Company insures are the latter as they are non-traded structured credit derivative transactions. Moreover, at the present time, we do not have access to the fair value estimates of the insurance beneficiaries and there can be no assurance that those counterparties’ (or any other market participant’s) estimates would be the same as our fair values.

Since the fourth quarter of 2007, we have observed a widening of market spreads and credit ratings downgrades of collateral underlying certain CDO tranches we insure. The mark-to-market for the insured credit derivative portfolio has fluctuated significantly over the last eight quarters, resulting in volatility in MBIA’s earnings, moving from losses of $3.6 billion in the first quarter of 2008, to gains of $3.3 billion and $105 million in the second and third quarters of 2008, respectively, followed by a loss of $1.7 billion in the fourth quarter of 2008. In the first and second quarters of 2009, there were gains of $1.6 billion and $424 million, respectively, followed by a loss of $810 million in the third quarter and a gain of $428 in the fourth quarter. The volatility was primarily a result of changes in credit spreads, collateral erosion, rating migration, model and input enhancements and fluctuations in MBIA’s spreads and recovery rates.

Item 1A. Risk Factors

Strategic Plan Related Risk Factors

Transformation-related litigation has had an adverse effect on our business prospects, and an unfavorable resolution of the litigation could have a material adverse effect on our business, results of operations and financial condition

We are a defendant in several actions in which the plaintiffs seek to unwind Transformation or otherwise declare National responsible for the insured obligations of MBIA Corp. Our success in defending Transformation is an integral part of our strategic plan. In particular, we hope to achieve a high rating for National as quickly as possible in order to take advantage of immediate opportunities in the public finance market. Transformation-related litigation has created uncertainty around the legal separation of the liabilities of National and MBIA Corp., which has in turn hindered our ability to raise capital and achieve the desired ratings and adversely impacted the prospect of writing new business. The Company is vigorously defending Transformation in the subject litigations and expects ultimately to prevail on the merits. However, the Company cannot provide assurance that it will prevail in this litigation and the failure by the Company ultimately to prevail in this litigation could have a material adverse effect on its ability to implement its strategy and on its business, results of operations or financial condition.

An inability to achieve high stable insurer financial strength ratings for National or any of our other insurance companies from the major rating agencies may adversely affect our results of operations and business prospects

National’s and our other insurance companies’ ability to write new business and to compete with other financial guarantors is currently largely dependent on the financial strength ratings assigned to them by the major rating agencies and the financial enhancement rating also assigned by S&P. As a result of downgrades of our insurance companies’ financial strength ratings, we are currently unable to originate new financial guarantee business. Many requirements imposed by the rating agencies in order for our insurance companies to achieve and maintain their insurer financial strength ratings are outside of our control, and such requirements may necessitate that we raise additional capital or take other remedial actions in a relatively short timeframe in order to achieve or maintain the ratings necessary to attract new business and compete with other financial guarantee insurers and could make the conduct of the business uneconomical. We are unlikely to comply with the rating agencies requirements until we have resolved the Transformation litigation. Furthermore, no assurance can be given that at that time, we will successfully comply with these requirements, that these requirements or the related models and methodologies will not change or that, even if we comply with these requirements, one or more of such rating agencies will not lower or withdraw its financial strength ratings with respect to any of our insurance companies. Our insurance companies’ ability to attract new business and its results of operations may be materially adversely affected by the failure to achieve higher ratings.

An inability of our insurance companies to raise capital or comply with risk limits in the future may limit their ability to write business and adversely affect our financial condition, results of operations and business prospects

Our insurance companies’ ability to write new financial guarantee business will depend on their financial strength and investors’ perceptions for their financial strength. To capitalize our insurance companies to a level required to achieve high stable ratings in the future may require that we raise additional capital. Our inability to raise capital on favorable terms could therefore materially adversely affect the business prospects of our insurance companies. In addition, it would have an adverse impact on their ability to pay losses, dividends and debt obligations.

Our inability to come into compliance with regulatory, single and aggregate risk limits that National and MBIA Corp. exceeded as a result of Transformation may also prevent us from writing future new business in the categories of risks that were exceeded and may adversely affect our business prospects, and our failure to come into compliance with these rules increases the risk of experiencing a large single loss or series of losses.

Downgrades of the ratings of securities that we insure may materially adversely affect our business, results of operations and financial condition

Individual credits in our insured portfolio (including potential new credits) are assessed a rating agency “capital charge” based on a variety of factors, including the nature of the credits’ risk types, underlying ratings, tenor and

Item 1A. Risk Factors

expected and actual performance. In the event of an actual or perceived deterioration in creditworthiness, a reduction in the underlying rating or a change in the rating agency capital methodology, we may be required to hold more capital in reserve against credits in the insured portfolio, regardless of whether losses actually occur, or against potential new business. Significant reductions in underlying ratings of credits in an insured portfolio can produce significant increases in assessed “capital charges.” There can be no assurance that each of our insurance company’s capital position will be adequate to meet any increased rating agency reserve requirements or that each insurance company will be able to secure additional capital necessary to support increased reserve requirements, especially at a time of actual or perceived deterioration in creditworthiness of new or existing credits. Unless we were able to increase available capital, an increase in capital charges could reduce the amount of capital available to support our ratings and could have an adverse effect on our ability to write new business.

In 2008 and 2009 Moody’s and S&P announced the downgrade of, or other negative ratings actions with respect to, certain transactions that we insure, as well as a large number of structured finance transactions that serve as collateral in structured finance transactions that we insure. There can be no assurance that additional securities in our insured portfolio will not be reviewed and downgraded in the future. Moreover, we do not know if, and when, the rating agencies might review additional securities in our insured portfolio or review again securities that have already been reviewed and/or downgraded. Downgrades of credits that we insure will result in higher capital charges to that insurance company under the relevant rating agency model or models, which could adversely affect our results of operations and financial condition going forward.

Changes in rating scales applied to municipal bonds may reduce demand for financial guarantee insurance

Previously, both Fitch and Moody’s announced initiatives to establish “corporate equivalent ratings” for municipal issuers. Subsequently they each announced that they are postponing their plans to shift to a global ratings scale, but may elect to do so in the future. Implementation of corporate equivalent ratings would be expected to result in ratings being raised for many municipal issuers, which, in turn, might result in reduced demand for financial guarantee insurance.

Demand for financial guarantee insurance has declined as investors’ confidence in financial guarantors’ financial strength and marketability has declined

The perceived financial strength of all financial guarantee insurers also affects demand for financial guarantee insurance. In 2008 and 2009 all financial guarantee insurers’ insurer financial strength ratings were downgraded, placed on review for a possible downgrade or had their outlooks changed to “negative.” The demand for insurance from lower-rated carriers is lower than that for those with the highest ratings; and the industry-wide downgrades may have eroded investors’ confidence in the benefits of bond insurance. We do not expect the demand for financial guarantee insurance to regain its former levels in the near term, if ever.

Future competition may have an adverse effect on our businesses

The businesses in which we expect our insurance companies to participate may be highly competitive. They may face competition from other financial guarantee insurance companies and other forms of credit enhancement, including senior-subordinated structures, credit derivatives, letters of credit and guarantees (for example, mortgage guarantees where pools of mortgages secure debt service payments) provided by banks and other financial institutions. In addition, alternative financing structures may be developed that do not employ third-party credit enhancement. Furthermore, while one financial guarantee insurance company wrote the vast majority of U.S. public finance new business in 2009, additional industry participants may emerge. Increased competition, either in terms of price, alternative structures, or the emergence of new providers of credit enhancement, could have an adverse effect on our insurance companies’ business prospects. The uncertainty created by market conditions and the related unpredictable actions of the regulators in the U.S. and foreign markets we serve may create unforeseen competitive advantages for our competitors due to, among other things, explicit or implied support from the government.

Cutwater faces competition from banks, insurance companies and independent companies who provide investment advisory services, as well as with companies who manage their investments in-house. Competition varies by product and typically can range from very large asset management firms to very small operations.

Item 1A. Risk Factors

Cutwater’s ability to compete for new advisory services business and to retain existing accounts is largely dependent on its investment performance for a specific client or in general (typically versus established benchmark indices), the consistency of performance through market cycles, fee levels charged and the level of client service provided. A decline in our competitive position as to one or more of these factors could adversely affect our assets under management and profitability. In addition, the association of our advisory asset management business with the news and financial results of our financial guarantee business, though unrelated to the financial position of the advisory segment, could have an adverse impact on our ability to retain and attract advisory clients, which could have an adverse effect on our financial results.

Future demand for financial guarantee insurance depends on market and other factors that we do not control

The demand for financial guarantee insurance depends upon many factors, some of which are beyond the control of the Company. Our ability to attract and compete for financial guarantee business is largely dependent on the financial strength ratings assigned to our insurance companies by the major rating agencies. During 2009, most monoline financial guarantee insurers were downgraded by one or more of the major rating agencies, and the one remaining significant triple-A monoline financial guarantee insurer was downgraded to double A by Moody’s and Fitch.

We believe that issuers and investors will distinguish among financial guarantors on the basis of various factors, including rating agency assessment, capitalization, size, insured portfolio concentration and financial performance. These distinctions may result in differentials in trading levels for securities insured by particular financial guarantors which, in turn, may provide a competitive advantage to those financial guarantors with better trading characteristics. In addition, various investors may, due to regulatory or internal guidelines, lack additional capacity to purchase securities insured by certain financial guarantors, which may provide a competitive advantage to guarantors with fewer insured obligations outstanding. Differentials in trading values or investor capacity constraints that do not favor us would have an adverse effect on our ability to attract new business at appropriate pricing levels, and we have experienced a cessation in new financial guarantee business which is attributable to rating agency actions and their impact on investor perception.

Additionally, in the face of the disruption in the credit markets and the 2008 and 2009 ratings actions of Fitch, Moody’s and S&P concerning financial guarantee insurers generally and us in particular, the price of our common stock has experienced a significant decline and there has been a widening of spreads on our CDS. This widening of spreads on our CDS could impact the perception of our financial condition by our insured bondholders and counterparties and could affect their willingness to purchase our insured bonds and to enter into transactions with us.

Changes to accounting rules may adversely impact reported financial results irrespective of business operations

Accounting standards and regulatory changes may require modifications to our accounting methodology, both prospectively and for prior periods; and such changes could have an adverse impact on our reported financial results and/or make it more difficult for investors to understand the economics of our business; and may thus influence the types or volume of business that we may choose to pursue.

Regulatory change could adversely affect our businesses

The financial guarantee insurance industry has historically been and will continue to be subject to the direct and indirect effects of governmental regulation, including insurance laws, securities laws, tax laws and legal precedents affecting asset-backed and municipal obligations, as well as changes in those laws. Failure to comply with applicable laws and regulations could expose our insurance companies to fines, the loss of their insurance licenses, and the inability to engage in certain business activity.

In addition, future legislative, regulatory or judicial changes could adversely affect our insurance companies’ ability to pursue business, materially impacting our financial results. The NYSID has issued best practices regarding the laws and regulations that are applicable to our insurance companies and to other monoline financial guarantee

Item 1A. Risk Factors

insurance companies and has indicated that it expects to propose legislative and regulatory changes to codify these best practices. Furthermore on June 11, 2009, a new bill was introduced into the New York General Assembly at the request of New York’s governor to amend the New York Insurance Law to enhance the regulation of financial guarantee insurers which would impose limits on the manner and amount of business written by the Company. See “Business—Our Insurance Operations—Insurance Regulation—New York Insurance Regulation” In Part I, Item 1. In addition, members of the U.S. Congress and federal regulatory bodies have suggested federal oversight and regulation of insurance, including bond insurance. While it is not possible to predict if any new laws, regulations or interpretations will be enacted or the impact they would have, any changes to such laws and regulations or the Department’s interpretation thereof could subject MBIA to further restrictions on the type of business that it is authorized to insure, especially in the structured finance area. Any such restrictions could have a material effect on the amount of premiums that MBIA earns in the future. Additionally, any changes to such laws and regulations could subject our insurance companies to increase reserving and capital requirements or more stringent regulation generally, which could materially adversely affect our financial condition, results of operations and future business.

Moreover, the downturn in the financial markets and resulting market-wide losses have caused various federal and state legislative and regulatory bodies to consider various changes to existing securities laws and the legal framework governing the financial industry. Any regulatory changes may affect the securities we insure, and may have the affect of diminishing or eliminating the market for those securities. In addition new or proposed legislation could result in federal money being used to capitalize a competitor, federal money being provided to the states which could adversely impact the demand for insured bonds, and assistance to mortgage borrowers and/or so called “mortgage cram-down” provisions which could affect the Company’s ability to realize on the collateral underlying its mortgage-backed transactions. We cannot predict what form regulatory changes or governmental support will take or how they will affect the Company.

General Risk Factors

Regulatory proceedings or private litigation claims could materially adversely affect our business, results of operations and financial condition

The Company has received subpoenas or informal inquiries from a variety of regulators, including the Securities and Exchange Commission (“SEC”), the Securities Division of the Secretary of the Commonwealth of Massachusetts, and other states’ regulatory authorities, regarding a variety of subjects, including disclosures made by the Company to underwriters and issuers of certain bonds, disclosures regarding the Company’s structured finance exposure, the Company’s communications with rating agencies, and the methodologies used by rating agencies for determining the credit rating of municipal debt and communications regarding the Company’s soft capital facility. The Company is cooperating fully with each of these regulators and is in the process of satisfying all such requests. We may receive additional subpoenas and other information requests from the SEC or other regulatory agencies regarding similar issues. Although no regulatory action has been initiated against us in connection with the matters described above, it is possible that one or more regulatory agencies may pursue action against us with respect to these or other similar matters. If such an action is brought, it could materially adversely affect our business, results of operations and financial condition.

As further set forth in “Legal Proceedings” in Part I, Item 3, the Company is named as a defendant in a number of litigations. These include several private securities class actions where the Company is named along with certain of its current and former officers. These cases have been consolidated in the United States District Court for the Southern District of New York. A shareholder derivative lawsuit against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant was filed in the United States District Court for the Southern District of New York and a similar shareholder derivative lawsuit was filed in the Supreme Court of the State of New York, County of Westchester.

In addition, a number of California municipalities filed complaints against MBIA and other bond insurers in 2008 in two separate classes of proceedings which have subsequently been consolidated and amended. The first complaint alleged (i) participation in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participation in risky financial transactions in other lines of business that damaged

Item 1A. Risk Factors

each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and a failure adequately to disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against each of the defendant insurance companies: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence, and negligent misrepresentation. The second series of complaints alleged fraud and violations of California’s antitrust laws through bid-rigging in the sale of municipal derivatives to municipal bond issuers.

Although the Company intends to vigorously defend against the aforementioned actions and against other potential actions, an adverse ultimate outcome in these actions could result in a loss and have a material adverse effect on our reputation, business, results of operations or financial condition.

Adverse results from investment management services activities due to declining asset values, credit impairments and poor performance of assets managed could adversely affect our financial position and results of operation

Our Investment Management Services businesses (primarily the wind-down businesses) have grown in importance to our overall financial results. Events that negatively affect the performance of the Investment Management Services businesses could have a negative effect on the overall performance of the Company, separate and distinct from the performance of the Company’s financial guarantee business. In 2009 adverse results related to the wind-down businesses primarily included realized losses from credit impairments and negative spread between earnings on assets and the interest cost of liabilities. Investment Management Services’ results may also be adversely impacted by declining asset values, which could diminish the value of the assets owned in the wind-down businesses or decrease the fees that Cutwater collects for advisory services based on the market value of assets under management, and other circumstances that could decrease Cutwater’s advisory assets under management, such as the termination of its investment advisory contracts with its customers due to poor investment performance or otherwise.

Ownership Change under Section 382 of the Internal Revenue Code can have adverse tax consequences

In connection with our February, 2008 equity offering as well as purchases of the Company’s shares by Warburg Pincus and other transactions in our shares from time to time, we may experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. In general terms, an ownership change may result from transactions increasing the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years). As of January 1, 2010, the increase in the aggregate ownership of certain stockholders of MBIA over the relevant testing period was over 43%. If an ownership change were to occur, our ability to use certain tax attributes, including certain losses, credits, deductions or tax basis, may be limited. We cannot give any assurance that we will not undergo an ownership change at a time when these limitations would have a significant impact on the Company’s tax benefits.

Any impairment in the Company’s future taxable income can materially affect the recoverability of our deferred tax assets

The basis for evaluating the recoverability of a deferred tax asset is the existence of future taxable income of appropriate character. To the extent that the Company’s ability to recognize future taxable income from its existing insurance portfolio through scheduled premium earnings and net investment income becomes impaired, the recoverability of certain deferred tax assets may be materially affected by a corresponding increase to its valuation allowance.

A different view of the Internal Revenue Service from our current tax treatment of realized losses relating to insured CDS contracts can adversely affect our financial position

As part of the Company’s financial guarantee business, we have insured credit derivatives contracts that were entered into by LaCrosse Financial Products, LLC with various financial institutions. We treat these insured derivative contracts as insurance contracts for statutory accounting purposes, which is the basis for computing U.S. federal taxable income. As such, the realized losses in connection with an insured event are considered loss reserve activities for tax purposes. Because the federal income tax treatment of CDS contracts is an unsettled

Item 1A. Risk Factors

area of tax law, in the event that the Internal Revenue Service has a different view with respect to the tax treatment, our results of operations and financial condition could be materially adversely affected.

Servicer risk could adversely impact performance of Structured Finance transactions

Structured finance obligations contain certain risks including servicer risk, which relates to problems with the transaction servicer (the entity which is responsible for collecting the cash flow from the asset pool) that could affect the servicing and performance of the underlying assets. Structural risks primarily involve bankruptcy risks, such as whether the servicer of the assets may be required to delay the remittance of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings. Structured finance transactions are usually structured to reduce the risk to the investors from the bankruptcy or insolvency of the servicer. The ability of the servicer to properly service and collect on the underlying assets is a factor in determining future asset performance. Certain of the lawsuits we have filed allege that the servicer has failed to perform its duties as contractually required. While we assess future servicer performance through our servicer due diligence and underwriting guidelines, our formal credit review and approval process and our post-closing servicing review and monitoring, there is no assurance that the servicer will properly affect its duties.

The Company is dependent on key executives and the loss of any of these executives, or its inability to retain other key personnel, could adversely affect its business

The Company’s success substantially depends upon its ability to attract and retain qualified employees and upon the ability of its senior management and other key employees to implement its business strategy. The Company believes there are only a limited number of available qualified executives in the business lines in which the Company competes. Although the Company is not aware of any planned departures, the Company relies substantially upon the services of Joseph W. Brown, Chief Executive Officer, and other executives. There is no assurance that the Company will be able to retain the services of key executives. The loss of the services of any of these individuals or other key members of the Company’s management team could adversely affect the implementation of its business strategy.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

A wholly-owned subsidiary of National owns the 280,729 square foot office building on approximately 38 acres of property in Armonk, New York, in which the Company, National, MBIA Corp. and Cutwater Asset Management have their headquarters. The Company also has offices with approximately 38,246 square feet of rental space in New York, New York; San Francisco, California; Paris, France; Madrid, Spain; Sydney, Australia; London, England; and Mexico City, Mexico. Cutwater Asset Management has 7,607 square feet of office space in Denver, Colorado. The Company generally believes that these facilities are adequate and suitable for its current needs.

Item 3. Legal Proceedings

In the normal course of operating its businesses, MBIA Inc. (“MBIA” or the “Company”) may be involved in various legal proceedings.

Corporate Litigation

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

Item 3. Legal Proceedings (continued)

securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with the AHERF loss. The plaintiffs allege that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices throughout the Class Period.

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that plaintiffs’ claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. On November 12, 2008, the United States Court of Appeals for the Second Circuit affirmed the Court’s dismissal on statute of limitations grounds, but remanded the case to allow the plaintiffs to file an amended complaint. The Second Consolidated Amended Class Action Complaint was filed on February 18, 2009. The defendants filed their renewed motion to dismiss on April 17, 2009, and on September 24, 2009, the Court granted that motion and dismissed plaintiffs’ complaint with prejudice. On November 2, 2009, the plaintiffs filed a Notice of Appeal signaling their intent to file an appeal of the dismissal order with the United States Court of Appeals for the Second Circuit. Plaintiffs’ brief is due March 12, 2010.

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re MBIA Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff, the Teachers’ Retirement System of Oklahoma, seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. Defendants’ motion to dismiss is fully briefed. Oral argument has been scheduled for March 5, 2010.

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant, entitled Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515, (the “Detroit Complaint”), was filed in the United States District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Consolidated Class Action, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The Detroit Complaint purports to relate to a so-called “Relevant Time Period” from February 9, 2006, through the time of filing of the complaint. A Special Litigation Committee of two independent directors of MBIA Inc. (the “SLC”) has determined after a good faith and thorough investigation that pursuit of the allegations set out in the Detroit Complaint is not in the best interests of MBIA and its shareholders. On January 23, 2009, the SLC served a motion to dismiss the Detroit Complaint. In November 2009, District Court Judge Kenneth M. Karas referred the case to Magistrate Judge George A. Yanthis for pretrial purposes.

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

Item 3. Legal Proceedings (continued)

These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence and negligent misrepresentation. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, San Francisco County, by the City of Stockton, the City of Oakland, the City and County of San Francisco, the County of San Mateo, the County of Alameda, the City of Los Angeles Department of Water and Power, by the Sacramento Municipal Utility District, and the City of Sacramento between July 23, 2008 and January 6, 2009. These cases are now part of a coordinated proceeding referred to as Ambac Bond Insurance Cases. On April 8, 2009, The Olympic Club filed a complaint against the Company in the Superior Court of the State of California, County of San Francisco, making similar allegations of participation in risky financial transactions in other lines of business that allegedly damaged the Company’s financial condition, and of a failure to adequately disclose the impact of those transactions on the Company’s financial condition. These allegations form the predicate for the same initial five common law causes of action as those in the Ambac Bond Insurance Cases, as well as a California unfair competition cause of action. The Olympic Club does not include an antitrust or unjust enrichment cause of action. The Olympic Club case is being coordinated with the Ambac Bond Insurance Cases in San Francisco Superior Court. On August 31, 2009, the aforementioned plaintiffs, excluding the City of Sacramento and the Olympic Club, filed amended complaints identifying specific variable rate bond transactions with respect to the existing contract, fraud and negligence claims, and adding claims for unjust enrichment with respect to insured bonds issued by the plaintiffs during an unspecified period of time. A similar complaint alleging the same causes of action was filed by the City of Riverside. On the same day, the County of Contra Costa and Los Angeles World Airports filed new complaints and the City of Sacramento filed an amended complaint alleging the antitrust violation and unjust enrichment causes of action only. MBIA’s demurrers and other responsive pleadings were filed on November 13, 2009 and plaintiff’s opposition papers were filed on January 8, 2010. MBIA’s reply papers were filed on February 5, 2010. Oral argument is scheduled for March 1, 2010.

The City of Los Angeles’s second complaint named as defendants certain other financial institutions as well as bond insurers, including the Company, AMBAC Financial Group, Inc., Financial Security Assurance, Inc., Financial Guaranty Insurance Company and Security Capital Assurance Inc., and alleged fraud and violations of California’s antitrust laws through bid-rigging in the sale of municipal derivatives to municipal bond issuers. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, Los Angeles County, by the County of San Diego on August 28, 2008, and in Superior Court, San Francisco County, by the City of Stockton on July 23, 2008, by the County of San Mateo on October 7, 2008, and by the County of Contra Costa on October 8, 2008. The City of Los Angeles and City of Stockton actions were removed to federal court and transferred by order dated November 26, 2008, to the Southern District of New York for inclusion in the multidistrict litigation In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950; the San Diego County, San Mateo County, and Contra Costa County actions were removed to federal court and transferred to the Southern District of New York for inclusion in that proceeding by order dated February 4, 2009. All five plaintiffs filed amended complaints on September 15, 2009 alleging violations of both federal and California state antitrust laws. On December 10, 2009, four additional complaints were filed against MBIA and the other defendants by the Los Angeles World Airports, the Redevelopment Agency of the City of Stockton and the Public Financing Authority of the City of Stockton (filed jointly), the County of Tulare and the Sacramento Suburban Water District. On February 8, 2010, MBIA and the other defendants filed their motions to dismiss.

The Company has received subpoenas or informal inquiries from a variety of regulators, including the SEC, the Securities Division of the Secretary of the Commonwealth of Massachusetts, the Attorney General of the State of California, and other states’ regulatory authorities, regarding a variety of subjects, including soft capital instruments, disclosures made by the Company to underwriters and issuers of certain bonds, disclosures regarding the Company’s structured finance exposure, trading and valuation of managed collateral, the Company’s communications with rating agencies, and the methodologies used by rating agencies for determining the credit rating of municipal debt. The Company is cooperating fully with each of these regulators and is in the process of satisfying all such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

Item 3. Legal Proceedings (continued)

Recovery Litigation

On September 30, 2008, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleged that Countrywide fraudulently induced MBIA to provide financial guarantee insurance on securitizations of home equity lines of credit and closed end second liens by misrepresenting the true risk profile of the underlying collateral and Countrywide’s adherence to its strict underwriting standards and guidelines. The complaint also alleged that Countrywide breached its representations and warranties and its contractual obligations, including its obligation to cure or repurchase ineligible loans as well as its obligation to service the loans in accordance with industry standards. In an order dated July 8, 2009, the New York State Supreme Court denied Countrywide’s motion to dismiss in part, allowing the fraud cause of action to proceed against all three Countrywide defendants and the contract causes of action to proceed against Countrywide Home Loans, Inc. All parties have filed Notices of Appeal and defendants filed their answer to the complaint on August 3, 2009. On August 24, 2009, MBIA Corp. filed an amended complaint, adding Bank of America as a defendant, identifying an additional five securitizations and supplementing the facts in support of our re-asserted negligent misrepresentation claim to address the points made by Justice Ellen Bransten in her decision granting the motion to dismiss that claim. On October 9, 2009, defendants filed a renewed motion to dismiss, which was fully briefed and argued on December 9, 2009. The court has yet to issue a formal ruling. Justice Bransten granted MBIA’s motion to compel discovery from Bank of America.

On July 10, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against Bank of America Corporation, Countrywide Financial Corporation, Countrywide Home Loans, Inc, Countrywide Securities Corporation, Angelo Mozilo, David Sambol, Eric Sieracki, Ranjit Kripalani, Jennifer Sandefur, Stanford Kurland, Greenwich Capital Markets, Inc., HSBC Securities (USA) Inc., UBS Securities, LLC, and various Countrywide-affiliated Trusts. The complaint alleges that Countrywide made numerous misrepresentations and omissions of material fact in connection with its sale of certain residential mortgage-backed securities (“RMBS”), including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA as the insurer of the income streams on these securities. On November 3, 2009, MBIA Corp. filed an amended complaint. On December 4, 2009, the defendants filed demurrers, motions to stay the proceeding, and motions to strike MBIA’s jury trial demand. On January 29, MBIA filed its opposition papers to the defendants’ demurrer and related motions. On January 20, 2010, Judge Elias, who is presiding over the Luther v. Countrywide Home Loans Servicing, LP et al. case, issued a ruling that both MBIA’s state court action against Bank of America et al. and the New Mexico Investment Counsel v. Kurland case are related to Luther. Judge Elias designated Luther as the lead case and assigned all three cases to herself.

On October 15, 2008, MBIA Corp. commenced an action in the United States District Court for the Southern District of New York against Residential Funding Company, LLC (“RFC”). On December 5, 2008, a notice of voluntary dismissal without prejudice was filed in the Southern District of New York and the complaint was re-filed in the Supreme Court of the State of New York, New York County. The complaint alleges that RFC fraudulently induced MBIA Corp. to provide financial guarantee policies with respect to five RFC closed-end home equity second-lien and HELOC securitizations, and that RFC breached its contractual representations and warranties, as well as its obligation to repurchase ineligible loans, among other claims. On December 23, 2009, Justice Fried denied RFC’s motion to dismiss MBIA’s complaint with respect to MBIA’s fraud claims.

On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc (“Credit Suisse”). The complaint seeks damages for fraud and breach of contractual obligations in connection with the procurement of financial guarantee insurance on the Home Equity Mortgage Trust Series 2007-2 securitization. The complaint alleges, among other claims, that Credit Suisse falsely represented (i) the attributes of the securitized loans; (ii) that the loans complied with the governing underwriting guidelines; and (iii) that Credit Suisse had conducted extensive due diligence on the securitized loans to ensure compliance with the underwriting guidelines. The complaint further alleges that the defendants breached their contractual obligations to cure or repurchase loans found to be in breach of the representations and warranties applicable thereto and

Item 3. Legal Proceedings (continued)

denied MBIA the requisite access to all records and documents regarding the securitized loans. Defendants’ filed their motion to dismiss on February 5, 2010.

In its determination of expected ultimate insurance losses on financial guarantee contracts, the Company has considered the probability of potential recoveries arising out of the contractual obligation by the sellers/servicers to repurchase or replace ineligible mortgage loans in certain second-lien mortgage securitizations, which include potential recoveries that may be affected by the legal actions against Countrywide , RFC and Credit Suisse. However, there can be no assurance that the Company will prevail in either the Countrywide, RFC or Credit Suisse actions.

On April 30, 2009, MBIA Corp. and LaCrosse Financial Products commenced an action in the New York State Supreme Court, New York County, against Merrill Lynch, Pierce, Fenner and Smith, Inc. and Merrill Lynch International. The complaint (amended on May 15, 2009) seeks damages in an as yet indeterminate amount believed to be in excess of several hundred million dollars arising from alleged misrepresentations and breaches of contract in connection with eleven credit default swaps (“CDS”) contracts pursuant to which MBIA wrote protection in favor of Merrill and other parties on a total of $5.7 billion in collateralized debt obligations (“CDOs”) arranged and marketed by Merrill. The complaint also seeks rescission of the CDS contracts. Oral argument on Merrill’s motion to dismiss was held on November 17, 2009. Justice Fried has ordered that discovery move forward pending a ruling on the motion to dismiss.

On January 21, 2010, MBIA Corp. and LaCrosse Financial Products commenced an action in New York State Supreme Court, Westchester County, against Royal Bank of Canada and RBC Capital Markets Corporation (“RBC”) relating to three CDS and related insurance policies referencing Logan CDO I, Ltd., Logan CDO II, Ltd. and Logan CDO III, Ltd. (the “Logan CDOs”). The complaint alleges RBC fraudulently or negligently induced MBIA to insure the Logan CDOs, claims for breach of contract and promissory estoppel, and challenges RBC’s failure to issue credit event and related notifications in accordance with contractual obligations for the Logan CDOs.

On October 14, 2008, June 17, 2009 and August 25, 2009, MBIA Corp. submitted proofs of claim to the FDIC with respect to the resolution of IndyMac Bank, F.S.B. for both pre- and post-receivership amounts owed to MBIA as a result of IndyMac’s contractual breaches and fraud in connection with financial guarantee insurance issued by MBIA on securitizations of home equity lines of credit. The proofs of claim were subsequently denied by the FDIC. MBIA has appealed the FDIC’s denial of its proofs of claim via a complaint, filed on May 29, 2009, against IndyMac Bank, F.S.B. and the FDIC, as receiver, in the United States District Court for the District of Columbia and alleges that IndyMac fraudulently induced MBIA to provide financial guarantee insurance on securitizations of home equity lines of credit by breaching contractual representations and warranties as well as negligently and fraudulently misrepresenting the nature of the loans in the securitization pools and IndyMac’s adherence to its strict underwriting standards and guidelines. The FDIC moved to dismiss MBIA’s non-contract based claims on September 2, 2009. On October 9, 2009, MBIA filed its response brief. The FDIC’s response is due November 9, 2009. On January 5, 2010, the court signed a Stipulation between MBIA and the FDIC whereby the FDIC agreed to withdraw its pending motion to dismiss without prejudice and MBIA may file an amended complaint. On February 8, 2010, MBIA filed its amended complaint against the FDIC both in its corporate capacity and as conservator/receiver of IndyMac Federal Bank, F.S.B. for breach of its contractual obligations as servicer and seller for the IndyMac transactions at issue and for unlawful disposition of IndyMac Federal Bank, F.S.B.’s assets in connection with the FDIC’s resolution of IndyMac Bank, F.S.B.

On September 22, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against IndyMac ABS, Inc., Home Equity Mortgage Loan Asset-Backed Trust, Series 2006-H4, Home Equity Mortgage Loans Asset-Backed Trust, Series INDS 2007-I, Home Equity Mortgage Loan Asset-Backed Trust, Series INDS 2007-2, Credit Suisse Securities (USA), L.L.C., UBS Securities, LLC, JPMorgan Chase & Co., Michael Perry, Scott Keys, Jill Jacobson, and Kevin Callan. The Complaint alleges that IndyMac Bank made numerous misrepresentations and omissions of material fact in connection with its sale of certain RMBS, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA as the insurer of the income streams on these securities. On October 19, 2009, MBIA dismissed IndyMac ABS, Inc. from the action without prejudice. On October 23, 2009,

Item 3. Legal Proceedings (continued)

defendants removed the case to the United States District Court for the Central District of California. On November 30, 2009, the IndyMac trusts were consensually dismissed from the litigation. On December 23, 2009, federal District Court Judge S. James Otero of the Central District of California granted MBIA’s motion to remand the case to Los Angeles Superior Court. On February 18, 2010, the case was assigned to Judge Jane Johnson.

On February 2, 2010, MBIA Corp. and LaCrosse Financial Products, LLC brought an action in the High Court of Justice, Chancery Division, in London, relating to an MBIA Corp.-insured credit derivative transaction seeking an adjudication that the agreement was effectively and properly terminated by MBIA Corp. Royal Bank of Scotland is challenging the termination and its response to the claim is due on March 4, 2010.

On December 9, 2009, MBIA Corp. and LaCrosse Financial Products commenced an action in United States District Court for the Southern District of New York against Cooperatieve Centrale Raiffeisen Boerenleenbank B.A. (“Rabobank”), The Bank of New York Mellon Trust Company, N.A., as Trustee (“Bank of New York Mellon”), and Paragon CDO Ltd. MBIA, as controlling class under the relevant Indenture, commenced the action seeking declaratory relief and damages for breach of contract and negligence relating to the improper sale of certain reference obligations in the Paragon CDO portfolio pool. On January 15, 2010, Rabobank and The Bank of New York Mellon filed their answers. On February 16, 2010, Paragon CDO Ltd. was dismissed from the case with prejudice.

Transformation Litigation

On March 11, 2009, a complaint was filed in the United States District Court of the Southern District of New York against the Company and its subsidiaries, MBIA Corp. and National, entitled Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (S.D.N.Y.). The lead plaintiffs, Aurelius Capital Master, Ltd., Aurelius Capital Partners, LP, Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P., and Fir Tree Mortgage Opportunity Master Fund, L.P., purport to be acting as representatives for a class consisting of all holders of securities, instruments, or other obligations for which MBIA Corp., before February 18, 2009, issued financial guarantee insurance other than United States municipal/governmental bond securities. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances under §§ 273, 274 and 276 of New York Debtor and Creditor Law and a breach of the implied covenant of good faith and fair dealing under New York common law. The Complaint seeks, inter alia, (a) a declaration that the alleged fraudulent conveyances are null and void and set aside, (b) a declaration that National is responsible for the insurance polices issued by MBIA Insurance Corporation up to February 17, 2009, and (c) an award of damages in an unspecified amount together with costs, expenses and attorneys’ fees in connection with the action. Defendants’ motion to dismiss the complaint is fully briefed. Oral argument was scheduled for November 17, 2009. On February 11, 2010, Judge Sullivan entered an order denying MBIA’s motion to dismiss.

On April 6, 2009, a complaint was filed in the Court of Chancery for the State of Delaware entitled Third Avenue Trust and Third Avenue Variable Series Trust v. MBIA Insurance Corp. and MBIA Insurance Corp. of Illinois, CA 4486-UCL. Plaintiffs allege that they are holders of approximately $400 million of surplus notes issued by MBIA Corp. (for purposes of this section, the “Notes”) in January 2008. The complaint alleges (Count I) that certain of the Transactions breached the terms of the Notes and the Fiscal Agency Agreement dated January 16, 2008 pursuant to which the Notes were issued. The complaint also alleges that certain transfers under the Transactions were fraudulent in that they allegedly left MBIA Corp. with “unreasonably small capital” (Count II), “insolvent” (Count III), and were made with an “actual intent to defraud” (Count IV). The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions (b) declaring that the Transactions constituted a fraudulent conveyance, and (c) damages in an unspecified amount. On October 28, 2009, Vice Chancellor Strine entered an order dismissing the case without prejudice. On December 21, 2009, plaintiffs re-commenced the action in New York State Supreme Court, and it has been assigned to Justice James A. Yates.

On May 13, 2009, a complaint was filed in the New York State Supreme Court against the Company and its subsidiaries, MBIA Corp. and National, entitled ABN AMRO Bank N.V. et al. v. MBIA Inc. et al. The plaintiffs, a group of 19 domestic and international financial institutions, purport to be acting as holders of insurance policies issued by MBIA Corp. directly or indirectly guaranteeing the repayment of structured finance products. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries,

Item 3. Legal Proceedings (continued)

which were approved by the New York State Department of Insurance, constituted fraudulent conveyances and a breach of the implied covenant of good faith and fair dealing under New York law. The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions, (b) declaring that the Transactions constituted a fraudulent conveyance, (c) declaring that MBIA Inc. and National are jointly and severally liable for the insurance policies issued by MBIA Corp., and (d) ordering damages in an unspecified amount. On February 17, 2010, Justice Yates denied defendants’ motion to dismiss. On February 25, 2010, the Company filed its Notice of Appeal of the denial to the Appellate Division of the New York State Supreme Court.

On June 15, 2009, the same group of 19 domestic and international financial institutions who filed the above described plenary action in New York State Supreme Court filed a proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled ABN AMRO Bank N.V. et al. v. Eric Dinallo, in his capacity as Superintendent of the New York Insurance Department, the New York State Insurance Department, MBIA Inc. et al. In its motions to dismiss the three above-referenced plenary actions, the Company argued that an Article 78 proceeding is the exclusive forum in which a plaintiff may raise any challenge to the Transformation approved by the Superintendent of the Department of Insurance. The petition seeks a judgment (a) declaring void and to annul the approval letter of the Superintendent of the Department of Insurance, (b) to recover dividends paid in connection with the Transactions, (c) declaring that the approval letter does not extinguish plaintiffs’ direct claims against MBIA Inc. and its subsidiaries in the plenary action described above. MBIA and the New York State Insurance Department filed their answering papers to the Article 78 Petition on November 24, 2009 and argued that based on the record and facts, approval of Transformation and its constituent transactions was neither arbitrary nor capricious nor in violation of New York Insurance Law. Limited discovery is proceeding.

The Company is defending against the aforementioned actions in which it is a defendant and expects ultimately to prevail on the merits. There is no assurance, however, that the Company will prevail in these actions. Adverse rulings in these actions could have a material adverse effect on the Company’s ability to implement its strategy and on its business, results of operations and financial condition.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 4. Reserved

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 25, 2010 there were 956 shareholders of record of the Company’s common stock. The information concerning dividends on the Company’s common stock is under “Item 1. Business—Insurance Regulation” in this annual report.

The high and low stock prices with respect to the Company’s common stock for the last two years are presented below:

	2009		2008
	Stock Price		Stock Price
Quarter Ended	High	Low	High	Low
March 31	$5.61	$2.29	$18.98	$8.55
June 30	7.21	4.22	14.29	4.17
September 30	8.24	3.65	16.61	3.90
December 31	6.94	3.25	11.92	3.79

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

In August 2008, the Company’s Board of Directors approved the resumption of the share repurchase program. Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to support our liquidity and maintain the claims-paying ratings of MBIA Corp. and National as well as other business needs. As of December 31, 2009, the Company repurchased 45 million shares under the program at an average price of $19.75 per share and $104 million remained available under the $1 billion share buyback program.

The table below presents repurchases made by the Company in each month during the fourth quarter of 2009. See “Note 20: Long-term Incentive Plans” in the Notes to the Consolidated Financial Statements of MBIA, Inc. and Subsidiaries in Part II, Item 8 for a further discussion on long-term incentive plans.

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Amount Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in thousands)
October	167	$5.48	—	$115,077
November	—	—	—	115,077
December	3,275,706	3.51	3,275,300	103,578

(1)—573 shares were repurchased by the Company for settling awards under the Company’s long-term incentive plans.

As of December 31, 2009, 274,826,872 shares of Common Stock of the Company, par value $1 per share, were issued and 204,667,848 shares were outstanding.

Stock Performance Graph The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Stock Index (“S&P 500 Index”) and the S&P 500 Diversified Financials Index (“S&P Financials Index”) for the last five fiscal years. The graph assumes a $100 investment at the closing price on December 31, 2004 and reinvestment of dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of our common stock.

	2004	2005	2006	2007	2008	2009
MBIA Inc. Common Stock	100.00	97.75	120.04	31.49	6.88	6.86
S&P 500 Index	100.00	105.42	121.48	128.15	80.74	103.11
S&P 500 Financials Index	100.00	106.91	126.98	103.46	46.27	54.41

Item 6. Selected Financial Data

Dollars in millions except per share amounts	2009	2008	2007	2006	2005
Summary Statement of Operations Data:
Premiums earned	746	850	708	744	761
Net investment income	655	1,551	2,200	1,807	1,394
Net change in fair value of insured derivatives	1,484	(2,220)	(3,611)	76	67
Net gains (losses) on financial instruments at fair value and foreign exchange	167	261	301	(5)	17
Net realized gains (losses)	(46)	(793)	74	16	5
Net investment losses related to other-than-temporary impairments	(467)	(959)	(20)	—	(8)
Total revenues from continuing operations	2,954	(857)	(272)	2,705	2,296
Losses and LAE incurred	864	1,318	900	81	84
Interest expense	475	1,172	1,587	1,184	822
Total expenses from continuing operations	1,737	2,871	2,793	1,572	1,279
Income (loss) from continuing operations before income taxes	1,217	(3,727)	(3,066)	1,133	1,017
Income (loss) from continuing operations, net of tax	634	(2,673)	(1,922)	813	713
Net income (loss) available to common stockholders	623	(2,673)	(1,922)	819	711
Basic EPS:
Income (loss) from continuing operations	2.99	(12.11)	(14.93)	6.03	5.26
Net income (loss)	2.99	(12.11)	(14.93)	6.08	5.24
Diluted EPS:
Income (loss) from continuing operations	2.99	(12.11)	(14.93)	5.95	5.20
Net income (loss)	2.99	(12.11)	(14.93)	5.99	5.18
Summary Balance Sheet Data:
Fixed-maturity investments	10,532	12,070	30,816	27,932	23,606
Held-to-maturity investments	2,777	3,157	5,054	5,213	5,765
Short-term investments	3,043	5,192	5,465	2,961	1,650
Other investments	255	220	731	972	1,129
Derivative assets	866	911	1,225	267	162
Total assets	25,685	29,030	46,718	39,345	34,296
Unearned premium revenue	4,955	3,424	3,108	3,100	3,147
Loss and LAE reserves	1,580	1,558	1,346	537	722
Investment agreements	2,726	4,667	16,108	12,483	10,806
Commercial paper	—	—	850	746	860
Medium-term notes	3,686	6,340	12,831	10,951	7,542
Long-term debt	2,657	2,396	1,225	1,215	1,206
Derivative liabilities	4,603	6,471	4,649	169	250
Total equity	2,607	1,022	3,656	7,204	6,592
Book value per share	12.66	4.78	29.16	53.43	49.17
Dividends declared per common share	—	—	1.36	1.24	1.12
Insurance Statistical Data:
Net debt service outstanding (1)	1,086,250	1,198,348	1,021,925	939,969	889,019
Net par amount outstanding (1)	712,519	786,538	678,661	617,553	585,003

(1)—Net of reinsurance and other reimbursement arrangements not accounted for as reinsurance.

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

•	the possibility that loss reserve estimates are not adequate to cover potential claims;

•	our ability to fully implement our strategic plan, including our ability to achieve our ratings targets for our ratings-sensitive businesses;

•	the resolution of regulatory inquiries or litigation claims against the Company or legal actions initiated by the Company in connection with potential insurance loss recoveries;

•	the inability to collect on contractual claims against mortgage sellers/servicers;

•

the possibility of further deterioration in the economic environment and financial markets in the United States (“U.S.”) or abroad, particularly with regard to credit spreads, interest rates and foreign currency levels, and that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies will not stimulate the economy;

•	the possibility that unprecedented budget shortfalls will result in credit losses or impairments on obligations of state and local governments that we insure;

•	exposure to large single and correlated risks;

•	our ability to access capital and our exposure to significant fluctuations in liquidity and asset values within the global credit markets;

•	changes in the Company’s credit ratings;

•	competitive conditions for bond insurance, including potential entry into the public finance market of insurers of municipal bonds, and changes in the demand for financial guarantee insurance;

•	legislative, regulatory or political developments;

•	technological developments;

•	changes in tax laws;

•	the effects of mergers, acquisitions and divestitures; and

•	uncertainties that have not been identified at this time.

The above factors and other factors that could affect our financial performance and business are discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

MBIA operates the largest financial guarantee insurance business in the industry and is a provider of asset management advisory services. These activities are managed through three business operations: U.S. public finance insurance, structured finance and international insurance, and investment advisory services. We also manage asset/liability products and conduit programs, which are in wind-down. Corporate operations include revenues and expenses that arise from general corporate activities.

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

The establishment of National as a separate U.S. public finance-only financial guarantee insurance company was a key step in achieving our strategic plan announced in February 2008. National provides MBIA with greater resilience and financial flexibility because we expect it will enable MBIA to resume writing financial guarantee insurance in the domestic public finance sector. National’s separate capitalization and operations respond to the substantial issuer and investor demand that MBIA has observed for bond insurance to be provided by a monoline bond insurer devoted exclusively to public finance transactions in the U.S. Through National, we expect to provide lower-cost funds to public issuers and to facilitate issuance in the public finance and infrastructure markets. The establishment of National is expected to give us a platform from which to write new business in the active U.S. public finance market once pending litigation challenging National’s establishment is resolved and high stable credit ratings are achieved for the operating subsidiary. We expect that this will lead to increased profitability and additional sources of liquidity for MBIA Inc. to support its own operations or those of its other subsidiaries. As of December 31, 2009, National had $5.5 billion of claims-paying resources.

Along with our new operating structure, we created a new reporting segment for our U.S. public finance business, which enhances the transparency of our financial reporting. This transparency between our distinct business lines permits issuers, investors, and rating agencies to separately assess each of our businesses.

The transfer of capital to National did not have a material impact on our consolidated claims-paying resources, and was evaluated by us and the New York State Insurance Department (“NYSID”) prior to the NYSID’s approval of the transfer on February 17, 2009. The capitalization of National in February 2009 had the effect of reducing the claims-paying resources of MBIA Corp. from $15.0 billion to $8.8 billion, based on December 31, 2008 balances, and increasing the claims-paying resources of National to $5.5 billion. Claims-paying resources are calculated using statutory capital and reserves. In connection with the capitalization of National, National reinsured from MBIA Corp. all of MBIA Corp.’s U.S. public finance exposure thereby reducing MBIA Corp.’s net insured debt service outstanding from $1,198.3 billion to $290.3 billion (pro forma, as of December 31, 2008). As a result, National had 38% of the claims-paying resources of the combined company, and 76% of the insured debt service of the consolidated firm. The Company believes that after giving effect to the capitalization of National, MBIA Corp. continues to be able to meet its expected obligations. Additionally, in its approval letter dated February 17, 2009, the NYSID found that MBIA Corp. retained sufficient surplus to support its obligations and writings following the payment of the dividend by MBIA Corp. and that the return of capital by MBIA Corp. was reasonable and equitable to MBIA Corp. The NYSID also found that the reinsurance transaction with National was fair and equitable.

Several lawsuits have been filed against the Company relating to the above transactions, which are discussed in “Note 24: Commitments and Contingencies” in the Notes to Consolidated Financial Statements. These lawsuits have impeded our ability to achieve higher insurance financial strength ratings for our insurance companies and, therefore, our ability to write new insurance business. The Company is defending against these actions and expects to prevail on the merits. There is no assurance that the Company will prevail in this litigation, and the failure by the Company ultimately to prevail in this litigation, however, could have a material adverse effect on its business, results of operations or financial condition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

Business Description

U.S. Public Finance Insurance Operations

As described above, since February 2009, our U.S. public finance insurance business has been conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has the right at its discretion to accelerate insured obligations upon default or otherwise, upon National’s acceleration. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. In 2009, National began publishing periodic comprehensive studies on select public finance sectors, including sectors in which it has exposure.

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

Structured Finance and International Insurance Operations

MBIA’s structured finance and international insurance operations have been principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event MBIA Corp. has the right at its discretion to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain investment agreement contracts written by MBIA Inc. are insured by MBIA Corp. If MBIA Inc. were to have insufficient assets to pay amounts due, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including MBIA Global Funding LLC (“GFL”) and Meridian Funding Company LLC (“Meridian”), and provides reinsurance to its insurance subsidiaries. MBIA Corp. has also written insurance policies guaranteeing the obligations of an affiliate, LaCrosse Financial Products, LLC (“LaCrosse”) under credit default swaps (“CDS”), including termination payments that may become due upon certain events including the insolvency or payment default of the financial guarantor or the CDS issuer. MBIA Corp.’s guarantees insure structured finance and asset-backed obligations, privately issued bonds used for the financing of public purpose projects, which are primarily located outside of the U.S. and that include toll roads, bridges, airports, public transportation facilities, utilities and other types of infrastructure projects serving a substantial public purpose, and obligations of sovereign and sub-sovereign issuers. Structured finance and asset-backed securities (“ABSs”) typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real property.

In certain cases, the Company may be required to consolidate entities established as part of securitizations when it insures the assets or liabilities of those entities and in connection with remediations or renegotiations of insurance policies. These entities typically meet the definition of a variable interest entity (“VIE”) under accounting principles for the consolidation of VIE’s. We do not believe there is any difference in the risks and profitability of financial guarantees provided to VIEs compared with other financial guarantees written by the Company. Additional information relating to VIEs is contained in the “Variable Interest Entities” section included herein. Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for information about new accounting guidance that will affect the consolidation of VIEs in the first quarter of 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

Investment Management Services Operations

MBIA’s investment management services operations consist of an asset management advisory business, which provides discretionary asset management, cash management, and structured products to the public, not-for-profit, corporate and financial sectors. We also operate an asset/liability products business in which we have issued debt and investment agreements, which are insured by MBIA Corp., to capital markets and municipal investors and then initially purchased assets that largely matched the duration of those liabilities, and a conduit business in which we have funded transactions by issuing debt, which is insured by MBIA Corp. The ratings downgrades of MBIA Corp. have resulted in the termination and collateralization of certain investment agreements and, together with the rising cost and declining availability of funding and illiquidity of many asset classes, have caused the Company to begin winding down its asset/liability products and conduit businesses. At this point, the portfolio no longer has assets matching the duration of liabilities; but is expected to have positive cash flows for the next several years. Since the downgrades of MBIA Corp., we have not issued debt in connection with either business and we believe the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate, or are repurchased by the Company. The strategic focus now is on our third-party asset management business, re-branded Cutwater Asset Management Corporation (“Cutwater-AMC”) as of February 8, 2010. Cutwater-AMC added 25% to its third-party assets under management in 2009. Total assets under management declined 4% in 2009 as a result of assets managed for affiliates.

Credit Ratings

The current financial strength ratings of National, MBIA Insurance Corporation and MBIA Inc. as of December 31, 2009 are summarized below:

Agency	Rating/Outlook
	National	MBIA Insurance Corporation	MBIA Inc.
S&P	A / Developing outlook	BB+ / Negative outlook	BB-/ Negative outlook
Moody’s	Baa1 / Developing outlook	B3 / Negative outlook	Ba3 / Negative outlook

On September 28, 2009, S&P affirmed National’s insurance financial strength rating at A with a developing outlook and downgraded MBIA Insurance Corporation’s insurance financial strength rating to BB+ with a negative outlook from BBB with a negative outlook. Also on September 30, 2009, S&P downgraded MBIA Inc.’s senior debt obligations to BB- with a negative outlook from BB with a negative outlook.

On June 25, 2009, Moody’s affirmed National’s insurance financial strength rating at Baa1 but changed its outlook to developing from review for upgrade and affirmed MBIA Insurance Corporation’s insurance financial strength rating at B3 but changed its outlook to negative from developing. Also on June 25, 2009, Moody’s downgraded MBIA Inc.’s financial strength rating to Ba3 with a negative outlook from Ba1 with a developing outlook.

Adverse rating actions by S&P and Moody’s during 2009 have impeded our ability to attract new financial guarantee business. We do not expect to write significant new business prior to an upgrade of our insurance financial strength ratings and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and subject to both quantitative and qualitative factors which are considered by the rating agencies in their evaluation process, including the resolution of pending litigation.

Economic and Financial Market Trends

As a financial guarantee insurance and investment management services company, our business is materially affected by conditions in global financial markets. The losses arising from the inclusion of a substantial number of ineligible mortgage loans in our insured RMBS transactions and certain breaches of representations and warranties by sponsors of certain insured CDS transactions combined with deterioration in the economy, resulted in ratings downgrades and asset illiquidity that have had a material effect on our financial condition and substantially constrained our financial flexibility. Any further deterioration in the economic environment and financial markets in the United States and abroad may further constrain us.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

Our ratings downgrades and mounting concerns about monoline insurers impaired our ability to write new business in late 2007 and 2008. Pending litigation challenging the establishment of National has constrained our new business in 2009. However, we expect that once the pending litigation that challenges our Transformation is resolved we will be able to obtain the highest possible credit ratings and the market acceptance necessary to meet our stated objectives. Our ability to achieve these ratings is subject to rating agency criteria in effect at the time, and there is no assurance that we will be able to achieve such ratings.

Unprecedented levels of delinquencies and losses in our structured finance business continue to place considerable stress on our economic results. Our net income has been highly volatile as a result of unrealized gains and losses on insured credit derivatives, which we do not believe reflect the underlying economics of our business. Unrealized losses on these derivatives in 2007 and 2008 and unrealized gains in 2009 drove most of the volatility in our reported financial results. However, we expect that both economic performance and reported financial results performance may remain volatile in 2010 despite some evidence of a strengthening economy.

Financial Highlights

For the year ended December 31, 2009, we recorded consolidated net income of $623 million or $2.99 per share, after adjusting for preferred stock dividends of MBIA Insurance Corporation, compared with a net loss of $2.7 billion or $12.11 per share for the year ended December 31, 2008, and a net loss of $1.9 billion, or $14.93 per share for the year ended December 31, 2007.

Our consolidated book value (total shareholders’ equity) as of December 31, 2009 was $2.6 billion, increasing from $994 million as of December 31, 2008. Our consolidated book value per share as of December 31, 2009 was $12.66, increasing from $4.78 as of December 31, 2008.

A detailed discussion of our financial results is presented within the “Results of Operations” section included herein.

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires the use of estimates and assumptions. The following accounting estimates are viewed by management to be critical because they require significant judgment on the part of management. Management has discussed and reviewed the development, selection, and disclosure of the critical accounting estimates with the Company’s Audit Committee. Financial results could be materially different if other methodologies were used or if management modified its assumptions.

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our major operating insurance companies (National, MBIA Corp. and MBIA UK Insurance Ltd. (“MBIA UK”)) and reviewed by our executive Loss Reserve Committee, which consists of members of senior management. These reserves require the use of judgment and estimates with respect to the occurrence, timing and amount of paid losses and recoveries on insured obligations. Given that the reserves are based on such estimates and assumptions, there can be no assurance that ultimate losses will not exceed such estimates resulting in the Company recognizing additional loss and LAE in earnings. Loss and LAE reserves relate only to MBIA’s non-derivative financial guarantees.

Effective January 1, 2009, the Company no longer recognizes an unallocated loss reserve for losses that occurred or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. Therefore, the Company’s loss and LAE reserves as of December 31, 2009 only represent case basis reserves and accruals for LAE incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under an insurance contract, net of potential recoveries and discounted using a current risk-free interest rate, on insured obligations that have defaulted or are expected to default when this amount exceeds unearned premium revenue.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

As of December 31, 2009, the Company reported total loss and LAE reserves, net of reinsurance, of $1.5 billion, representing 0.16% of its outstanding non-derivative net debt service insured of $968 billion. We believe that these reserves are adequate to cover ultimate estimated net losses. However, there can be no assurance that ultimate losses will not exceed these estimates, resulting in the Company recognizing additional loss and LAE in earnings.

In the initial application of the accounting principles for financial guarantee insurance contracts, a cumulative-effect adjustment was recognized to beginning retained earnings as of January 1, 2009, which included reducing our unallocated loss reserve of $232 million as of December 31, 2008 to zero, or $151 million on an after-tax basis. Refer to “Note 2: Significant Accounting Policies” and “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a description of the Company’s accounting for financial guarantee insurance losses and the impact of adopting new accounting guidance on the Company’s financial statements with respect to such losses.

Case Basis Reserves

A number of variables are taken into account in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the issuers of the insured obligations, expected recovery rates on unsecured obligations, the projected cash flow or market value of any assets pledged as collateral on secured obligations, and the expected rates of recovery, cash flow or market values on such obligations or assets. Factors that may affect the actual ultimate realized losses for any policy include economic conditions and trends, levels of interest rates, rates of inflation, borrower behavior, the default rate and salvage values of specific collateral, and our ability to enforce contractual put back rights against our sellers/servicers with respect to ineligible loans through litigation or otherwise.

In establishing case basis loss reserves, we calculate the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and expected term of such net payments. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of our loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. If the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of December 31, 2009. For example, a higher discount rate applied to expected payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to expected potential recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company. However, we believe that the discount rates used represent the most appropriate risk-free rates for present valuing our case basis loss reserves, as these rates are commonly used metrics throughout financial markets.

For the year ended December 31, 2009, the Company incurred loss and LAE of $864 million. Included in the $864 million of loss and LAE were gross losses related to actual and expected future payments of $3.3 billion, of which $2.9 billion related to insured RMBS transactions. Offsetting these losses were actual and estimated potential recoveries of $2.4 billion, principally related to RMBS transactions, and reinsurance of $50 million. Refer to “Loss and Loss Adjustment Expenses” included in the Results of Operations section herein for further information regarding our reserve activity.

RMBS Reserves

In determining the RMBS case basis reserves recorded as of December 31, 2009, which relate to RMBS backed by home equity lines of credit (“HELOCs”) and closed-end second mortgages (“CES”), the Company employed a multi-step process using a database of loan level information which allowed the Company to determine borrower payment status, including delinquencies and charge-offs. The Company relied upon this database to determine the likelihood of a delinquent loan being charged off. The information was then used in conjunction with a proprietary internal cash flow model and a commercially available model to estimate expected ultimate cumulative

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

losses to our insured bonds. The “Current Roll to Loss” approach, described below, was used for estimating expected future defaults for loans that are current (not delinquent).

The following are the principal assumptions used with respect to the underlying loans to determine the expected losses on our insured RMBS transactions:

•

We assumed that loans reported as delinquent as of November 30, 2009 would default during the following six months at an assumed default rate based on the number of days that the loan was delinquent at such time (the “Roll Rate Default Methodology”).

•

The Roll Rate Default Methodology involves reviewing on a transaction-specific basis the percentage of 30-59 and 60-89 day delinquent loans that became 90 days delinquent (“Roll to Loss”). Generally, the rates of Roll to Loss are calculated for the previous three months and averaged. The Company made the assumption that 100% of the 90 or more days delinquent loans would result in a loss. The Roll to Loss was then applied to the amounts in the respective delinquency buckets based upon delinquencies as of November 30, 2009 to estimate all future losses as of the current reporting period.

For loans that are in delinquency buckets as of November 30, 2009, our model assumes that the proportion of them that will roll to loss in accordance with the roll rate methodology are charged off when they are 180 days delinquent. Thus, currently delinquent loans determine the charge-offs in our model for the six months following November 2009.

•

For loans that are current (not delinquent), we derived the “Current Roll to Loss” rates by multiplying the percentage of loans in the 30-59 days bucket and the Roll to Loss rates for the 30-59 days delinquency bucket. We applied this percentage to the remaining current pool balance to project future losses after a six-month period. For example, if 10% of the loans in the pool are in the 30-59 days delinquency bucket and the transaction’s performance suggests that 30% of those loans will be charged off, the Current Roll to Loss rate for the transaction is 3%. Our model assumes that 3% of the currently performing loans will be charged off after six months.

The period of elevated losses is the time from November 2009 until the time at which we estimate that the Current Roll to Loss rate will begin to decline. Our current transaction-specific assumptions are that the periods of elevated losses will end between June and December 2010. It is then assumed that the losses will reduce linearly to 25% of their original value over the next six months (i.e. 3% will linearly reduce to 0.75% over six months). After that six-month period, we further reduced the Current Roll to Loss rate to 0% by early 2014 with the expectation that the performing seasoned loans and an economic recovery will eventually result in loan performance reverting to historically low levels of default. For loans that remain current (not delinquent) throughout the projection period, we assume that voluntary prepayments occur at the average rate experienced in the most recent three-month period. In developing multiple loss scenarios, stress is applied by elongating the Current Roll to Loss rate for various periods, simulating a slower improvement in transaction performance.

•	We assumed servicer advances for delinquent loans to be zero.

•	We assumed that all defaulted loans will result in a total loss of principal upon charge-off.

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

The estimated net claims from the procedure above were discounted to a net present value reflecting MBIA’s obligation to pay claims over time and not on an accelerated basis. The above assumptions represent MBIA’s best estimates of how transactions will perform over time.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

We monitor portfolio performance on a monthly basis against projected performance, reviewing delinquencies, roll rates, prepayment rates (including voluntary and involuntary) and default rate trends. In the event of a material deviation in actual performance from projected performance, we would increase or decrease our case basis reserves quarterly accordingly. If defaults remained at the peak levels we are modeling for six months longer than in our probability-weighted outcome, the addition to our case basis reserves would be approximately $500 million.

In 2009, we continued our review of mortgage loans in our insured transactions. As a result, we revised the expected net cash inflows based on the increasing likelihood of potential recoveries related to ineligible mortgage loans in certain insured first and second-lien residential mortgage loan securitizations where the sellers/servicers have a contractual obligation to cure, repurchase or replace ineligible mortgage loans. Our recovery outlook is principally based on the following factors:

1.	the strength of our existing contract claims related to ineligible loan substitution/repurchase obligations;

2.	the improvement in the financial strength of issuers due to mergers and acquisitions and/or government assistance, which will facilitate their ability to comply with required loan repurchase/substitution obligations. We are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. Any credit risk associated with these sponsors (or their successors) is reflected in our probability-weighted potential recovery scenarios;

3.	evidence of loan repurchase/substitution compliance by sellers/servicers for put-back requests made by other harmed parties with respect to ineligible loans that are similar to the type of ineligible loans that have been identified in our insured HELOC and CES portfolios, including substantial amounts paid to Federal Home Loan Mortgage Corporation (“FHLMC”) for substantially similar claims;

4.	the favorable outcome for MBIA on Defendants’ motions to dismiss in the actions captioned MBIA Insurance Corp. v. Countrywide Home Loans, Inc., et al, Index No. 08-602825 (N.Y. Sup. Ct.) and MBIA Insurance Corp. v. Residential Funding Co., LLC, Index No. 603552/08 (N.Y. Sup. Ct.) where the respective courts each allowed MBIA’s fraud claims against the Countrywide and RFC defendants to proceed, and the fact that the defendants have not moved to dismiss our breach of contract claims; and

5.	reserves we believe have been established by certain sellers/servicers to cover such obligations.

Beginning in the first quarter of 2008, MBIA engaged loan level forensic review consultants to re-underwrite/review a sample of the mortgage loan files underlying MBIA’s HELOC, CES and alternative A-paper (“Alt-A”) insured transactions. Certain transactions that exhibited exceptionally poor performance were chosen for a re-underwriting review. Factors MBIA believes to be indicative of this poor performance include: (i) a material increase in early and late stage delinquencies; (ii) material increases in charged-off loans or liquidated loans; (iii) significant decreases in credit enhancement; and/or (iv) policy payments. During 2008 and 2009, in coordination with our forensic review consultants, we reviewed over 33,000 mortgage loans within 30 first and second-lien mortgage loan securitizations. Our forensic loan review determined that there were significant breaches of mortgage loan representations and material deviations from underwriting guidelines. Accordingly, we have determined that thousands of loans were in fact contractually ineligible for inclusion in the securitized trusts insured by MBIA. In turn, MBIA has submitted thousands of ineligible loans for repurchase/substitution to the sponsors or sellers/servicers. The unsatisfactory resolution of these contractual matters, in addition to the pervasive misrepresentations made by the certain sellers/servicers in inducing MBIA Corp. to write insurance of the transactions, has led MBIA to pursue litigation with these sellers/servicers seeking to enforce the sellers/servicers’ obligation to repurchase or replace ineligible mortgage loans, and seeking damages for both breaches of contractual obligations and fraud. MBIA’s forensic examination of loan repurchase/substitution requirements for various issuers remains ongoing.

During 2009, MBIA recognized estimated potential recoveries, net of reinsurance, of $1.5 billion related to reviewed transactions. These recoveries were based on the expected values of transaction-specific distributions of possible outcomes (factoring in all known uncertainties). The outcomes include: 1) recovery of amounts related to charged off loan files that we have already reviewed and found to breach representations; 2) recovery of amounts related to currently performing loans expected to be charged off in the future, assuming breach rates on

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

those loans are consistent with breach rates on the population of loans we have reviewed; and 3) recoveries assuming sellers/servicers repurchase all loans that were deemed to be in breach of the sellers/servicers’ estimated by applying the breach rates on loans we have reviewed to the entire population of loans, including those not expected to be charged off. Probabilities are then assigned to each scenario, based on the extent of actual file reviews supporting the estimated recoveries, the risk of litigation, risk of error in determining breach rates, counterparty credit risk, the cost of litigation and potential for delay, and other sources of uncertainty. The sum of the probabilities assigned to all scenarios is 100 percent. Expected cash inflows from recoveries are discounted using the current risk-free rate associated with the underlying credit, which ranged from 1.75% to 3.78% depending upon the transaction’s expected average life.

In the second and third quarters of 2009, we assumed that the probability that we recover more or less than the amount we are entitled to recover for those files already reviewed and found to be in breach of representations was the same. In the fourth quarter of 2009, we changed this assumption and assumed that the probability that we recover substantially more than the value of files already reviewed is higher than the probability that we recover less as a result of the success of other parties in pursuing sellers/servicers for loan repurchases/replacements, the acknowledgment by certain sellers/servicers that they have significant exposure to put backs and the substantial reserves taken by sellers/servicers related to loan repurchases/replacements, positive developments in litigation that we have initiated against seller/servicers that we believe increase the probability that will obtain substantial recoveries, and other factors.

We considered all relevant facts and circumstances, including the factors described above, in developing our assumptions on expected cash inflows, probability of potential recoveries (including the outcome of litigation) and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented as facts and circumstances change and relevant information is available, including additional information on the mortgage loan pools. We have utilized the results of the above described loan file examinations to make demands for loan repurchases from originators and servicers or their successors and, in certain instances, as a part of the basis for litigation filings.

We will continue to assess the level of expected recoveries based on additional forensic reviews on additional loans, developments in the pending litigation proceedings or in any new litigation that we file and other factors that could influence the amount of the recoveries. While the Company believes that these ineligible mortgage loans are subject to repurchase or replacement obligations by the sellers/servicers, successful challenges of such determinations by the sellers/servicers could result in the Company recovering less than the amount of its estimated potential recoveries and, therefore, recognizing higher incurred losses. As a result of the factors described above, our estimate of potential recoveries could change materially in the future.

Valuation of Financial Instruments

Fair value is defined as an “exit price”, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on a measurement date. The degree of judgment used to determine the fair values of financial instruments generally correlates to the degree to which pricing is not observable. Financial instruments in liquid markets with readily available and actively quoted prices, or with such prices for comparable instruments usually have the most pricing observability. Financial instruments rarely traded or not quoted have less observability and are usually measured by valuation models that require judgment. Pricing observability is affected by type of financial instrument, whether the instrument is well established in the market, by characteristics unique to individual transactions and by overall market conditions.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

The fair market values of financial instruments held or issued by the Company are determined through the use of observable market data when available. Market data is obtained from a variety of third-party sources, including dealer quotes. If dealer quotes are not available for an instrument that is infrequently traded, we use alternate valuation methods, including either dealer quotes for similar contracts or modeling using market data inputs. The use of alternate valuation methods generally requires considerable judgment in the application of estimates and assumptions and changes to these variables may produce materially different values.

The fair value pricing of assets and liabilities is a function of many components which includes interest rate risk, market risk, liquidity risk and credit risk. For financial instruments that are internally valued by the Company, as well as those for which the Company uses broker quotes or pricing services, credit risk is typically incorporated by using appropriate credit spreads or discount rates as inputs. Refer to “Note 2: Significant Accounting Policies” and “Note 5: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including disclosures required by GAAP.

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

CRITICAL ACCOUNTING ESTIMATES (continued)

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

4. Insured Derivatives

As of December 31, 2009, we had $119.2 billion of net par outstanding on insured derivatives. The majority of our derivative exposure is in the form of “credit derivative” instruments insured by MBIA Corp. In February 2008, we ceased insuring such derivative instruments except in transactions reducing our existing insured derivative exposure. As of December 31, 2009, the net par outstanding on our insured credit derivatives totaled $106.0 billion. The remaining $13.2 billion of net par outstanding on insured derivatives as of December 31, 2009 primarily related to insured “interest rate” and “inflation-linked” swaps for which we have insured counterparty credit risk.

Since insured derivatives are highly customized and there is generally no observable market for these derivatives, we estimate their fair values in a hypothetical market based on internal and third-party models simulating what a company similar to us would charge to assume our position in the transaction at the measurement date. This pricing would be based on expected loss of the exposure.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

Most of MBIA’s insured CDS contracts require that MBIA make payments for losses of the principal outstanding under the contracts when losses on the underlying referenced collateral exceed a predetermined deductible. MBIA’s net par outstanding and maximum payment obligation under these contracts as of December 31, 2009 was $78.8 billion. The underlying referenced collateral for contracts executed in this manner largely consists of investment grade corporate debt, structured commercial mortgage-backed securities (“CMBS”) pools and, to a lesser extent, corporate and multi-sector CDOs and so-called “CDO-squared” transactions. Our multi-sector and CDO-squared transactions contain substantial RMBS-related collateral. As of December 31, 2009, MBIA also had $27.2 billion of net par outstanding on insured CDS contracts that require MBIA to make timely interest and ultimate principal payments.

Included in the aforementioned $27.2 billion are guarantees under principal protection fund programs. As of December 31, 2009, the net par outstanding and maximum amount of future payments that the Company would be required to make under these guarantees was $8 million. To date, we have not made any payments relating to these guarantees.

Refer to the “Net Change in Fair Value of Insured Derivatives” discussion in the following Results of Operations section for information about the impact of changes in the fair value of insured derivatives on our financial statements and the attribution of such changes by insured sector.

Considerations Regarding an Observable Market for MBIA’s Insured Derivatives

The Company does not trade its insured derivatives, nor do similar contracts trade in derivative markets. In determining fair value, our valuation approach uses observable market prices if available and reliable. Market prices are generally available for traded securities and market standard CDSs but are less available or accurate for highly customized CDSs. Most of the derivative contracts we insure are the latter as they are non-traded structured credit derivative transactions. In contrast, typical market CDSs are standardized, liquid instruments that reference tradable securities such as corporate bonds that themselves have observable prices. These market standard CDSs also involve collateral posting, and upon a default of the underlying reference obligation, can be settled in cash.

MBIA’s insured CDS contracts do not contain typical CDS market standard features as they have been designed to replicate our financial guarantee insurance policies. At inception of the transactions, our insured CDS contracts provided protection on pools of securities or CDSs with either a stated deductible or subordination beneath the MBIA-insured tranche. We are not required to post collateral in any circumstance. Payment by MBIA under an insured CDS is due after the aggregate amount of losses on the underlying reference obligations, based on actual losses as determined pursuant to the settlement procedure in each transaction, exceed the deductible or subordination in the transaction. Once such losses exceed the deductible or the subordination, the transactions are structured with the intention that MBIA is generally obligated to pay the losses, net of recoveries, if any, on any subsequent reference obligations that default. Some contracts also provide for further deferrals of payment at our option. In the event of MBIA Corp.’s failure to pay a claim under the insured CDS or the insolvency of MBIA Corp., the insured CDS contract provides that the counterparty can terminate the CDS and make a claim for the amount due, which would be based on the fair value of the insured CDS at such time. An additional difference between our CDS and typical market standard contracts is that our contracts, like our financial guarantee contracts, cannot be accelerated by the counterparty in the ordinary course of business but only upon the occurrence of certain events including the failure of LaCrosse to make a payment due under the CDS or the bankruptcy of MBIA Corp. or MBIA UK, our UK subsidiary that also insured certain CDS contracts entered into by LaCrosse. Similar to our financial guarantee insurance, all insured CDS policies are unconditional and irrevocable and our obligations thereunder cannot be transferred unless the transferees are also licensed to write financial guarantee insurance policies. Since insured CDS contracts are accounted for as derivatives under relevant accounting guidance, the Company did not defer the charges associated with underwriting the CDS policies and they were expensed at origination.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

The structure of our payment obligations in these contracts is intended to prevent large one-time claims upon an event of default of underlying reference obligations and to allow for payments over time (i.e. “pay-as-you-go” basis) or at final maturity. However, the size of payments will ultimately depend on the timing and magnitude of losses. There are primarily three types of payment provisions:

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

Valuation Models Used

Approximately 69% of the balance sheet fair value of insured credit derivatives as of December 31, 2009 is valued using the Binomial Expansion Technique (“BET”) model, which is a probabilistic approach to calculating expected loss on our exposure based on market variables for underlying referenced collateral. During the third quarter of 2009, the Company changed the model it used to estimate the fair value of most of its insured multi-sector CDOs. Previous to the third quarter of 2009, these transactions were valued using the BET model. Beginning with the third quarter of 2009, we valued these transactions using an internally-developed valuation model, referred to as the Direct Price Model. Approximately 31% of the balance sheet fair value of insured credit derivatives as of December 31, 2009 was valued using the Direct Price Model.

There were four factors that led to the development of the Direct Price Model. (1) Market spreads for RMBS and ABS CDO collateral were no longer available. RMBS and ABS CDO collateral comprised the majority of the collateral for the multi-sector CDOs that were transitioned to a new marking model. Although market prices were available for the collateral, the BET model requires a spread input and the conversion from price to spread can be subjective for securities that trade substantially below par, which was the case for most of the collateral in these

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

transactions. (2) The BET model contemplates a multi-tranche structure and allocates potential losses to each tranche. Many of the multi-sector CDOs insured by MBIA have experienced collateral erosion to the extent that there is no market value to the subordinated tranches. As a result, this key feature of the BET model is no longer relevant. (3) The BET model requires a recovery rate assumption. This is not readily observable on all the collateral. As the market-implied probability of default of collateral has increased the recovery rate assumption has become increasingly important, which has gradually increased the relative importance in the model of internal assumptions as opposed to observable market inputs. (4) For all insured transactions that have been transitioned to a Direct Price Model. MBIA has an option to defer losses on principal to the legal final maturity, which is typically decades in the future. As a result of increased actual and market-implied future potential losses, as well as the significant widening of CDS spreads for MBIA, the value of this deferral option has increased. It currently has a very significant effect on the estimated fair value of MBIA’s guarantee so it was appropriate to use a model that explicitly valued that deferral option.

A. Description of the BET Model

1. Valuation Model Overview

The BET was originally developed by Moody’s to estimate a probability distribution of losses on a diverse pool of assets. We have made modifications to this technique in an effort to incorporate more market information and provide more flexibility in handling pools of dissimilar assets (a) we use market credit spreads to determine default probability instead of using historical loss experience and (b) for collateral pools where the spread distribution is characterized by extremes, we model each segment of the pool individually instead of using an overall pool average.

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

CRITICAL ACCOUNTING ESTIMATES (continued)

2. Model Strengths and Weaknesses

The primary strengths of the BET model are:

•

The model takes account of transaction structure and key drivers of market value. The transaction structure includes par insured, weighted average life, level of deductible or subordination (if any) and composition of collateral.

•

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

•

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

The primary weaknesses of the BET model are:

•

There is no market in which to test and verify the fair values generated by our model, and as of December 31, 2009, the model inputs were also either unobservable or highly illiquid, adversely impacting their reliability.

•	There are diverse approaches to estimating fair value of such transactions among other financial guarantee insurance companies.

•

The BET model requires an input for collateral spreads. However, some securities are quoted only in price terms. For securities that trade substantially below par, the conversion from price to spread can be subjective.

•

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

CRITICAL ACCOUNTING ESTIMATES (continued)

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

Spread Hierarchy:

•	Actual collateral-specific credit spreads. If up-to-date and reliable market-based spreads are available, they are used.

•	Sector-specific spreads (JP Morgan and Bank of America Securities-Merrill Lynch (“BAS-ML”) spread tables by asset class and rating).

•	Corporate spreads (Bloomberg and Risk Metrics spread tables based on rating).

•

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

As of December 31, 2009, actual collateral credit spreads were used in one transaction. Sector-specific spreads were used in 12% of the transactions valued using the BET model. Corporate spreads were used in 28% of the transactions and spreads benchmarked from the most relevant spread source (number 4 above) were used for 59% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy. For example, for some transactions MBIA used actual collateral-specific credit spreads (number 1 above) in combination with a calculated spread based on an assumed relationship (number 4 above). In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source (number 4 above) even though the

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

majority of the average spread was from actual collateral-specific spreads. The spread source can also be identified by whether or not it is based on collateral WARF. No Level 1 spreads are based on WARF, all Level 2 and 3 spreads are based on WARF and some Level 4 spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spread was used for 72% of the transactions.

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

c. Recovery Rate

The recovery rate represents the percentage of par expected to be recovered after an asset defaults, indicating the severity of a potential loss. MBIA generally uses rating agency recovery assumptions which may be adjusted to account for differences between the characteristics and performance of the collateral used by the rating agencies and the actual collateral in MBIA-insured transactions. We may also adjust rating agency assumptions based on the performance of the collateral manager and on empirical market data. In 2009, we lowered recovery rates for CMBS collateral, and certain RMBS, ABS and collateralized loan obligation (“CLO”) collateral. The recovery rates for certain RMBS and ABS collateral were lowered in the fourth quarter of 2009, which increased our derivative liability by $200 million.

d. Input Adjustments for Insured CMBS Derivatives in the Current Market

History of Input Adjustments

Approximately $45.3 billion gross par of MBIA’s insured derivative transactions as of December 31, 2009 include substantial amounts of CMBS and commercial mortgage collateral. Prior to 2008, we had used spreads drawn from CMBX indices and CMBS spread tables as pricing input on the underlying referenced collateral in these transactions. In 2008, as the financial markets became illiquid, we observed a significant disconnect between cumulative loss expectations of market analysts on underlying commercial mortgages and loss expectations implied by the CMBX indices and CMBS spread tables.

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

CRITICAL ACCOUNTING ESTIMATES (continued)

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

Current CMBX Input Adjustment

Since CMBX is now quoted in price terms and the BET model requires a spread input, it is necessary to convert CMBX prices to spreads. To do this we assumed that a portion of the CMBX price reflected market illiquidity. We assumed this illiquidity component was the difference between par and the price of the highest priced CMBX triple-A series. As of December 31, 2009 the highest priced triple-A CMBX index was series 1 and its price was $92.50, corresponding to an illiquidity premium of 7.5%. We assumed that the price of each CMBX index has two components: an illiquidity component and a loss component. So the market implied losses were assumed to be the difference of par less the liquidity adjusted price. These loss estimates were converted to spreads using an internal estimate of duration. The illiquidity premium was also converted to a spread using the same approach and the CMBX spread was calculated as the sum of those two numbers.

e. Other Input Adjustments

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

f. Nonperformance Risk

In compliance with the requirements of fair value measurement, our valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk and the nonperformance risk of its reinsurers. We calculate the fair value by discounting the market value loss estimated through the BET model at discount rates which include MBIA Corp.’s and the reinsurers’ CDS spreads (or an estimate if there is not a traded CDS contract referencing a reinsurer) as of December 31, 2009. Prior to the second quarter of 2009, MBIA used the 5-year CDS spread on MBIA Corp. to calculate nonperformance risk. This assumption was compatible with the average life of the CDS portfolio, which was approximately 5 years. In the second quarter of 2009, we refined this approach to include a full term structure for CDS spreads. Under the refined approach, the CDS spreads assigned to each deal are based on the weighted average life of the deal.

In the fourth quarter of 2009, we enhanced the calculation of nonperformance risk for certain multi-sector and corporate CDOs. MBIA previously used the weighted average life of the overall transaction to calculate nonperformance risk. For the transactions affected, the timing of potential modeled loss varies significantly by the type of collateral that generates the loss. Therefore, the nonperformance risk calculation was adjusted to reflect the potential timing of loss for each collateral type. This adjustment increased our derivative liability by $345 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

Beginning in the first quarter of 2009, we limited the impact of MBIA’s CDS speads so that the derivative liability, after giving effect to nonperformance risk, could not be lower than MBIA’s recovery derivative price multiplied by the unadjusted derivative liability.

Prior to the third quarter of 2008, the Company did not apply nonperformance risk to the excess (if any) of insured par over the par value of remaining collateral (such excess referred to as “burn-through”) within CDS transactions. Most obligations insured by MBIA do not have burn-through. However, an increasing number of multi-sector CDOs insured by MBIA had developed burn-through. As a result, in the third quarter of 2008 the Company began applying its nonperformance calculation to burn-through, which resulted in a reduction of the fair value of its derivative liability by $683 million. Most of the insured transactions with burn-through are now valued using the Direct Price Model.

B. Description of Direct Price Model

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

•

The model takes account of transaction structure and key drivers of market value. The transaction structure includes par insured, legal final maturity, level of deductible or subordination (if any) and composition of collateral.

•

The model is a consistent approach to marking positions that minimizes the level of subjectivity. Model structure, inputs and operation are well documented by MBIA’s internal controls, creating a strong controls process in execution of the model.

•

The model uses market inputs for each transaction with the most relevant being market prices for collateral, MBIA’s CDS and derivative recovery rate level and interest rates. Most of the market inputs are observable.

The primary weaknesses of the Direct Price Model are:

•	There is no market in which to test and verify the fair values generated by our model.

•	There are diverse approaches to estimating fair value of similar transactions among other financial guarantee insurance companies.

•

The model does not take into account potential future volatility of collateral prices. When the market value of collateral is substantially lower than insured par and there is no or little subordination left in a transaction, which is the case for most of the transactions marked with this model, the Company believes this assumption still allows a reasonable estimate of fair value.

3. Model Inputs

•	Collateral prices

MBIA was able to obtain broker quotes for the majority of the collateral. For any collateral not directly priced, a matrix pricing grid was used based on security type and rating. For each security that was not directly priced, an average was used based on securities with the same rating and security type categories.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

•	Interest rates

The present value of the market-implied potential losses was calculated, assuming that MBIA deferred all principal losses to the legal final maturity. This was done through a cash flow model that calculated potential interest payments in each period and the potential principal loss at the legal final maturity. These cash flows were discounted using the LIBOR flat swap curve.

•	Nonperformance risk

The methodology for calculating MBIA’s nonperformance risk is the same as used for the BET model. Due to the current level of MBIA CDS rates and the long tenor of these transactions, the derivative recovery rate was used to estimate nonperformance risk for all transactions marked by this model.

Overall Model Results

As of December 31, 2009, our net insured derivative liability of $3.8 billion comprised the fair values of insured derivatives included in “Derivative assets” and “Derivative liabilities” on our consolidated balance sheet of $756 million and $4.6 billion, respectively, based on the results of the aforementioned pricing models. In the current environment the most significant driver of changes in fair value is nonperformance risk. In aggregate, the nonperformance calculation results in a pre-tax net insured derivative liability which is $14.8 billion lower than the net liability that would have been estimated if we did not include nonperformance risk in our valuation. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of our economic condition, that the Company will be able to pay all claims when due.

The Company reviews the model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads are observable for similar transactions, those spreads are an integral part of the analysis. For example, new insured transactions that resemble existing (previously insured) transactions would be considered, as would negotiated settlements of existing transactions. This data has been scarce or non-existent in recent periods, but MBIA Corp. did negotiate settlements of two insured CDS transactions in the fourth quarter of 2009. In assessing the reasonableness of the fair value estimate for insured CDS we considered the executed prices for those transactions as well as a review of internal consistency and relativity.

The Company believes that it is important to apply its valuation techniques consistently. However, we may consider making changes in the valuation technique if the change results in a measurement that is equally or more representative of fair value under current circumstances.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

Fair Value Hierarchy – Level 3

Accounting principles for fair value measurement and disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Instruments that trade infrequently and, therefore, have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value. The following table presents the fair values of assets and liabilities recorded on our consolidated balance sheet that are classified as Level 3 within the fair value hierarchy as of December 31, 2009 and 2008, along with a brief description of the valuation technique for each type of asset and liability. Our derivative liabilities, principally relating to insured derivatives, constitute the majority of fair values of instruments classified as Level 3.

In millions	December 31, 2009	Valuation Technique
Investments:
U.S. Treasury and government agency	$6	Quoted prices for which the inputs are unobservable
Foreign governments	12	Quoted prices for which the inputs are unobservable
Corporate obligations	281	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Mortgage-backed securities
Residential mortgage-backed agency	48	Quoted prices for which the inputs are unobservable
Residential mortgage-backed non-agency	230	Quoted prices for which the inputs are unobservable
Commercial mortgage-backed	31	Quoted prices for which the inputs are unobservable
Asset-backed securities
Collateralized debt obligations	285	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Other asset-backed	586	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
State and municipal bonds
Tax-exempt bonds	50	Quoted prices for which the inputs are unobservable
Taxable bonds	—	Quoted prices for which the inputs are unobservable
Perpetual preferred securities	77	Quoted prices for which the inputs are unobservable
Other investments	19	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative assets	771	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 assets at fair value	$2,396

Medium-term notes	110	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative liabilities	4,561	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 liabilities at fair value	$4,671

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

In millions	December 31, 2008	Valuation Technique
Investments:
U.S. Treasury and government agency	$32	Quoted prices for which the inputs are unobservable
Foreign governments	130	Quoted prices for which the inputs are unobservable
Corporate obligations	587	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Mortgage-backed securities
Residential mortgage-backed agency	156	Quoted prices for which the inputs are unobservable
Residential mortgage-backed non-agency	397	Quoted prices for which the inputs are unobservable
Commercial mortgage-backed	37	Quoted prices for which the inputs are unobservable
Asset-backed securities
Collateralized debt obligations	553	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Other asset-backed	905	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
State and municipal bonds
Tax-exempt bonds	49	Quoted prices for which the inputs are unobservable
Taxable bonds	46	Quoted prices for which the inputs are unobservable
Perpetual preferred securities	45	Quoted prices for which the inputs are unobservable
Other investments	58	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative assets	807	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 assets at fair value	$3,802

Medium-term notes	176	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative liabilities	6,305	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 liabilities at fair value	$6,481

Level 3 assets were $2.4 billion and $3.8 billion as of December 31, 2009 and 2008, respectively, and represented approximately 17% and 21%, respectively, of total assets measured at fair value. Level 3 liabilities were $4.7 billion and $6.5 billion as of December 31, 2009 and 2008, respectively, and represented approximately 99% and 97%, respectively, of total liabilities measured at fair value.

Transfers into and out of Level 3 were $114 million and $871 million, respectively, for the year ended December 31, 2009. Transfers into and out of Level 3 were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the period. These inputs included spreads, yield curves observable at commonly quoted intervals, and market corroborated inputs. Foreign governments and corporate obligations comprised the majority of the transferred instruments. For the year ended December 31, 2009, the net unrealized gains related to the transfers into Level 3 was $15 million and the net unrealized gains related to the transfers out of Level 3 was $81 million.

Transfers into and out of Level 3 were $1.2 billion and $959 million, respectively, for the year ended December 31, 2008. Transfers into and out of Level 3 were principally for available-for-sale securities where

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

inputs, which are significant to their valuation, became observable or unobservable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations, CMBS and CDOs comprised the majority of the transferred instruments. For the year ended December 31, 2008, the net unrealized losses related to the transfers into Level 3 was $25 million and the net unrealized losses related to the transfers out of Level 3 was $82 million.

Fair Value Control Processes

The majority of pricing for investments is provided by third-party providers who use their own data sources and models to arrive at fair value pricing for each security. Refer to “Financial Assets” above for a discussion on the use of pricing services and brokers, as well as the validation procedures performed.

With respect to insured credit derivatives, we use a fair value validation process. We review the model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads are observable for similar transactions, those spreads are an integral part of the analysis. For example, new insured transactions that resemble existing (previously insured) transactions would be considered, as would negotiated settlements of existing transactions. However, there have been no new insured transactions in recent periods. There were several insured CDS transactions that MBIA commuted or were terminated during 2009. In some cases, MBIA did not make any payment to the counterparties and, in other cases, the amount of payment was lower than MBIA’s carrying value for the derivative. As a result, the termination amounts were lower than our related derivative liabilities. However, we did not use these transactions to adjust the valuation of other insured derivatives because we determined that there were unique characteristics to the terminated transactions that did not apply to the remaining portfolio. For example, these transactions were privately negotiated and did not reflect independent fair values. As a result of very limited observable activity, our recent reviews have focused more on internal consistency and relativity, as well as the reasonableness of modeled results given current market conditions.

Refer to the “Market Risk” section included herein for a further discussion of how the Company manages the risks inherent in its financial instruments.

Premium Revenue Recognition

The Company recognizes premium revenue in accordance with the guidance provided for financial guarantee insurance contracts. This guidance requires insurance enterprises that issue financial guarantee insurance and reinsurance contracts to recognize and measure premium revenue based on the amount of insurance protection provided during the measurement period. Periodic premium revenue is measured by applying a constant rate to the insured principal amount outstanding during the period. A constant rate for each financial guarantee insurance contract is calculated as the ratio of (a) the present value of premium received or expected to be received over the period of the contract to (b) the sum of all insured principal amounts outstanding during each period over the term of the contract. As premium revenue is recognized, unearned premium revenue liability is reduced.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

Goodwill

Goodwill represents the excess of the cost of acquiring a business enterprise over the fair value of the net assets acquired. Under the accounting guidance for goodwill and other intangible assets, goodwill is tested for impairment at least annually. An impairment loss is triggered if the estimated fair value of a reporting unit is less than its carrying value. As of December 31, 2009, goodwill totaled $31 million and was related to our U.S public finance insurance operations and, as of December 31, 2008, goodwill totaled $77 million and was related to our insurance operations.

In connection with the establishment of National in the first quarter of 2009, the Company changed the composition of its insurance reporting unit. As a result, the $77 million of goodwill recorded in our insurance operations was allocated between our U.S public finance insurance and our structured finance and international insurance reporting units based on the relative fair values of each reporting unit as of January 1, 2009. Of the $77 million, $46 million was allocated to our structured finance and international insurance business and $31 million was allocated to our U.S. public finance insurance business.

We performed our annual impairment test of goodwill as of January 1, 2009 and January 1, 2010. As of January 1, 2009, the fair value of insurance reporting unit exceeded its carrying value indicating that goodwill was not impaired. As of January 1, 2010, the fair value of our U.S. public finance reporting unit exceeded its carrying value indicating that goodwill is not impaired. However, the fair value of our structured finance and international insurance reporting unit did not exceed its carrying value, indicating that goodwill was impaired. Such impairment was primarily driven by continued deterioration in the performance of insured RMBS and CDO transactions. As a result, in the fourth quarter of 2009, the Company recorded an impairment loss of $46 million, representing the full amount of goodwill recorded in our structured finance and international insurance reporting unit.

In performing our impairment tests of goodwill as of January 1, 2010, we calculated the fair value of our structured finance and international insurance reporting unit and our U.S. public finance insurance reporting unit utilizing discounted cash flow modeling. The inputs to our valuation models included our estimates of market participant assumptions.

Alternative valuation methods used to assess goodwill would have likely produced different fair values. However, we believe that the valuation method described above provides the best estimates of fair value. Refer to “Note 13: Goodwill” in the Notes to Consolidated Financial Statements for further information about our accounting for goodwill.

Deferred Income Taxes

Deferred income taxes are recorded with respect to the temporary differences between the tax bases of assets and liabilities and the reported amounts in the Company’s financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled. Such temporary differences relate principally to premium revenue recognition, deferred acquisition costs, unrealized appreciation or depreciation of investments and derivatives, invested asset impairments, and deferred compensation.

Valuation allowances are established to reduce deferred tax assets to an amount that more likely than not will be realized. Changes in the amount of a valuation allowance are reflected within our provision for income taxes in the statement of operations. Determining whether to establish a valuation allowance and, if so, the amount of the valuation allowance requires management to exercise judgment and make assumptions regarding whether such tax benefits will be realized in future periods. All evidence, both positive and negative, needs to be identified and considered in making the determination. Future realization of the existing deferred tax asset ultimately depends on management’s estimate of the future profitability and existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carry-forward period available under the tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance would be established. As of December 31, 2009 and 2008, the Company’s valuation allowance included in its deferred tax asset was $490 million and $351 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

Refer to “Note 14: Income Taxes” in the Notes to Consolidated Financial Statements for additional information about the Company’s deferred income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Developments

Consolidation of Variable Interest Entities (ASU 2009-17)

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” to require the holder of a variable interest(s) in a VIE to determine whether it holds a controlling financial interest in a VIE. A holder of a variable interest (or combination of variable interests) that has a controlling financial interest in a VIE is considered the primary beneficiary and is required to consolidate the VIE. The accounting guidance deems controlling financial interest as both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or the rights to receive benefits of the VIE that could potentially be significant to the VIE. This accounting guidance eliminates the more quantitative approach for determining the primary beneficiary of a VIE. The accounting guidance will require an ongoing reassessment of whether a holder of a variable interest is the primary beneficiary of a VIE and is effective for the Company as of January 1, 2010. The Company is currently evaluating the potential impact of adopting this guidance and, at this time, expects that the adoption of this standard will have a material impact on its consolidated assets and liabilities. The Company believes that the adoption of this accounting standard will not have an impact on its liquidity.

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion about accounting guidance recently adopted by the Company, as well as other recent accounting developments relating to guidance not yet adopted by the Company.

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the years ended December 31, 2009, 2008 and 2007:

In millions except for per share amounts	2009	2008	2007
Total revenues (losses)	$2,954	$(857)	$(273)
Total expenses	1,737	2,871	2,793

Pre-tax income (loss)	$1,217	$(3,728)	$(3,066)
Provision (benefit) for income taxes	583	(1,055)	(1,144)

Net income (loss)	$634	$(2,673)	$(1,922)

Net income (loss) available to common shareholders	$623	$(2,673)	$(1,922)

Net income (loss) per share	$2.99	$(12.11)	$(14.93)

For the year ended December 31, 2009, we recorded consolidated net income of $623 million or $2.99 per share, after adjusting for preferred stock dividends of MBIA Insurance Corporation, compared with a net loss of $2.7 billion or $12.11 per share for 2008. Weighted average shares outstanding totaled 208 million for the year ended December 31, 2009, down 6% from 2008 as a result of repurchases of common stock by the Company.

Consolidated revenues for the year ended December 31, 2009 were $3.0 billion compared with a loss of $857 million for the same period of 2008. The increase in our consolidated revenues principally reflects unrealized gains on insured derivatives and an increase in insurance fees, partially offset by a reduction in net investment income and lower realized losses from the sale of securities and other-than-temporary impairments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Consolidated expenses for the year ended December 31, 2009 were $1.7 billion compared with expenses of $2.9 billion for 2008. The decrease in our consolidated expenses was primarily due to a decline in interest expense as a result of a reduction in outstanding debt within our investment management services operations. Additionally, losses and LAE incurred on financial guarantee insurance policies decreased due to a decline in losses incurred on our RMBS exposure.

For the year ended December 31, 2008, we recorded a consolidated net loss of $2.7 billion or $12.11 per share, compared with a net loss of $1.9 billion or $14.93 per share for 2007. Weighted average shares outstanding totaled 220 million for the year ended December 31, 2009, up 71% from 2007 as a result of issuing common stock in the fourth quarter of 2008.

Consolidated revenues for the year ended December 31, 2008 were a loss $857 million compared with a loss of $272 million for 2007. The decrease in our consolidated revenues principally resulted from a decline in net investment income and an increase in realized losses on insured derivatives, the sale of securities, and other-than-temporary impairments of securities, partially offset by a decrease in unrealized losses on insured derivatives.

Consolidated expenses for the year ended December 31, 2008 were $2.9 billion compared with $2.8 billion for 2007. The increase in our consolidated expenses was principally due to additional loss and LAE incurred on our insured RMBS exposure and an increase in insurance operating expenses.

Our consolidated book value (total shareholders’ equity) was $2.6 billion as of December 31, 2009, increasing from $994 million as of December 31, 2008. The increase in our consolidated book value was principally driven by net income available to common shareholders and a decrease in net unrealized losses on investment securities recorded in accumulated other comprehensive loss. Our consolidated book value per share as of December 31, 2009 was $12.66, increasing from $4.78 as of December 31, 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance and Structured Finance and International Insurance Operations

As described in the previous “Business Description” section, in the first quarter of 2009 we separated our insurance operations into two segments; U.S. public finance insurance and structured finance and international insurance. However, in order to provide a basis of comparison for the years ended December 31, 2009, 2008, and 2007, we have combined the results of our U.S. public finance insurance and structured finance and international insurance segments in the discussions that follow. Where practical, we have provided information about the years ended December 31, 2008 and 2007 separately for our U.S. public finance insurance segment and our structured finance and international insurance segment. Additionally, the results presented in this section include revenues and expenses from transactions with our investment management services and corporate operations:

	2009				2008	2007	Percent Change
In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations	Insurance Operations	2009 vs. 2008	2008 vs. 2007
Net premiums earned	$563	$333	$(135)	$761	$880	$740	-14%	19%
Net investment income	217	287	—	504	584	573	-14%	2%
Fees and reimbursements	15	234	(136)	113	9	20	n/m	-54%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	1	(167)	—	(166)	(397)	116	58%	n/m
Unrealized gains (losses) on insured derivatives	0	1,650	—	1,650	(1,822)	(3,727)	n/m	51%

Net change in fair value of insured derivatives	1	1,483	—	1,484	(2,219)	(3,611)	n/m	39%
Net gains (losses) on financial instruments at fair value and foreign exchange	—	37	—	37	209	121	-82%	72%
Net realized gains (losses)	23	(73)	—	(50)	(35)	56	-42%	n/m
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	—	(270)	—	(270)	—	—	-100%	0%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	—	168	—	168	—	—	100%	0%

Net investment losses related to other-than-temporary impairments	—	(102)	—	(102)	—	—	-100%	0%
Net gains on extinguishment of debt	—	14	—	14	39	—	-65%	100%

Total revenues	819	2,213	(271)	2,761	(533)	(2,101)	n/m	75%

Losses and loss adjustment	94	770	—	864	1,318	900	-34%	46%
Amortization of deferred acquisition costs	116	217	(251)	82	75	67	9%	12%
Operating	58	179	(20)	217	208	133	5%	56%
Interest	—	223	—	223	190	82	18%	133%

Total expenses	268	1,389	(271)	1,386	1,791	1,182	-23%	51%

Pre-tax income (loss)	$551	$824	$—	$1,375	$(2,324)	$(3,283)	n/m	29%

n/m—Percentage change not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

In 2009, the Company did not write any material U.S. public finance insurance or any structured finance and international insurance. The lack of insurance writings in each segment reflects the impact of the downgrades of the insurance financial strength of MBIA by the major rating agencies that occurred in 2008 and 2009, and the impact of litigation over the formation of National in 2009. The Company does not expect to write a material amount of new business prior to an upgrade of the insurance financial strength ratings of its insurance subsidiaries and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation. The Company believes that it will resume writing business in the U.S. public finance market before actively re-engaging in the structured finance and international markets.

Net premiums earned on non-derivative financial guarantees for the years ended December 31, 2009, 2008 and 2007 are presented in the following table. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues.

				Percent Change
In millions	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net premiums earned:
U.S. public finance	$563	$506	$359	11%	41%

Structured finance and international
U.S.	166	188	198	-13%	-4%
Non-U.S.	167	186	183	-10%	2%

Total structured finance and international	$333	$374	$381	-11%	-2%

In 2009, U.S. public finance net premiums earned of $563 million increased $57 million or 11% compared with 2008. The increase was attributable to an increase in scheduled premiums earned of $137 million related to premium earnings on policies assumed from FGIC in 2008. This increase was partially offset by a decrease in refunding activity of $80 million compared with 2008. The decrease is consistent with the overall decline in refundings experienced in the municipal market during 2009.

In 2008, U.S. public finance net premiums earned of $506 million increased $147 million or 41% compared with 2007. The increase was primarily due to an increase in refunding activity of $128 million compared with 2007. The increase in refunded premiums earned was consistent with an observed overall increase in the refunding of debt obligations by municipal issuers compared with 2007. Additionally, scheduled premiums earned increased $20 million mostly due to premium earnings on policies assumed from FGIC in the third quarter of 2008.

In 2009, structured finance and international net premiums earned of $333 million decreased $41 million or 11% compared with 2008. The decrease was primarily due to a reduction in structured finance premium earnings related to applying the new earnings methodology prescribed for financial guarantee insurance contracts effective January 1, 2009, partially offset by the recognition of $45 million of premiums related to the termination of MBIA’s remaining Eurotunnel exposure. Additionally, the maturity of policies in prior periods has adversely affected premiums earned in 2009.

In 2008, structured finance and international net premiums earned of $374 million decreased $7 million or 2% compared with 2007. The decrease is related to a decline in U.S. structured finance business of $10 million compared with 2007 and reflects the maturity and termination of policies in the absence of new business. Partially offsetting the decrease was an increase in non-U.S. premiums earned of $3 million or 2% primarily related to non-U.S. public finance business.

CREDIT QUALITY Financial guarantee insurance companies use a variety of approaches to assess the underlying credit risk profile of their insured portfolios. MBIA uses both an internally developed credit rating

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

system as well as third-party rating sources in the analysis of credit quality measures of its insured portfolio. In evaluating credit risk, we obtain, when available, the underlying rating of the insured obligation before the benefit of its insurance policy from nationally recognized rating agencies, Moody’s and S&P. Other companies within the financial guarantee industry may report credit quality information based upon internal ratings that would not be comparable to our presentation.

The following table presents the credit quality distribution of MBIA’s outstanding net par insured as of December 31, 2009 and 2008. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

	December 31, 2009		December 31, 2008
	Net Par Outstanding		Net Par Outstanding
In millions Rating	Amount	%	Amount	%
U.S. public finance:
AAA	$21,278	4.2%	$19,113	3.4%
AA	236,065	46.5%	255,958	45.9%
A	200,893	39.5%	225,021	40.4%
BBB	47,029	9.3%	53,822	9.7%
Below investment grade	2,725	0.5%	3,312	0.6%

Total	$507,990	100.0%	$557,226	100.0%

Structured finance and international:
AAA	$87,210	42.6%	$121,542	53.0%
AA	13,981	6.8%	20,555	9.0%
A	39,437	19.3%	21,039	9.2%
BBB	33,393	16.4%	39,601	17.3%
Below investment grade	30,508	14.9%	26,575	11.5%

Total	$204,529	100.0%	$229,312	100.0%

As of December 31, 2009, total U.S. public finance net par outstanding rated A or above, before giving effect to MBIA’s guarantee, remained flat at 90% compared with December 31, 2008. As of December 31, 2009 and 2008, net par outstanding rated below investment grade was less than 1%.

As of December 31, 2009, total structured finance and international net par outstanding rated A or above, before giving effect to MBIA’s guarantee, was 69% compared with 71% as of December 31, 2008. Adverse changes in the ratings of our structured finance and international net par outstanding was principally a result of ratings downgrades on our mortgage-related exposure. As of December 31, 2009 and 2008, 15% and 12%, respectively, of net par outstanding was rated below investment grade.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

INVESTMENT INCOME Net investment income in our insurance operations for the years ended December 31, 2009, 2008 and 2007, and ending investment asset balances at amortized cost as of December 31, 2009 and 2008 are presented in the following tables:

	2009				2008	2007	Percent Change
In millions Net Investment Income	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations	Insurance Operations	2009 vs. 2008	2008 vs. 2007
Core net investment income	$217	$221	$—	$438	$528	$493	-17%	7%
VIE investment income	—	66	—	66	56	80	18%	-30%

Pre-tax investment income	$217	$287	$—	$504	$584	$573	-14%	2%
After-tax investment income	$171	$194	$—	$365	$455	$449	-20%	1%

	December 31, 2009				December 31, 2008
In millions Investments at Amortized Cost	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Pre-tax yield (1)	Insurance Operations	Pre-tax yield (1)
Core fixed-income securities:
Tax-exempt	$2,624	$55	$—	$2,679	4.40%	$3,157	4.49%
Taxable	2,348	1,177	—	3,525	6.57%	3,454	5.69%
Short-term	285	966	—	1,251	1.39%	1,542	2.16%

Total fixed-income	$5,257	$2,198	$—	$7,455	4.92%	$8,153	4.56%
Other	—	10	—	10		49

Core asset balances at amortized cost	$5,257	$2,208	$—	$7,465		$8,202
VIE assets at amortized cost	—	1,821	—	1,821		1,846

Ending asset balances at amortized cost	$5,257	$4,029	$—	$9,286		$10,048

(1)—Estimated yield-to-maturity.

For the year ended December 31, 2009, our U.S. public finance insurance investment portfolio generated $217 million of pre-tax net investment income, excluding net realized gains and losses. Invested assets in this segment were principally funded by capital contributions to National and the assumption of U.S. public finance premiums from MBIA Corp., including those premiums assigned under the reinsurance agreement with FGIC on February 17, 2009. Additionally, National entered into simultaneous repurchase and reverse repurchase agreements with our asset/liability products segment, which provides yield enhancement to our U.S. public finance insurance investment portfolio as a result of increased net interest earnings from these collective agreements. As of December 31, 2009, the notional amount utilized under these agreements was $1.7 billion.

For the year ended December 31, 2009, our structured finance and international insurance investment portfolio generated $221 million of pre-tax net investment income, excluding net realized gains and losses. Invested assets in this segment declined due to dividends and returns of capital from MBIA Corp. to MBIA Inc. and the cession of MBIA Corp.’s U.S. public finance business to National on February 17, 2009.

In 2008, MBIA Corp. entered into a $2.0 billion secured lending agreement with our asset/liability products segment. Interest income on this arrangement, totaling approximately $60 million in 2009, is included in our structured finance and international insurance net investment income. As of December 31, 2009, the amount outstanding from our asset/liability products segment under this agreement was $1.6 billion. During the fourth quarter of 2009, a total of $400 million of the secured loan was repaid.

In 2009, our combined insurance pre-tax net investment income, excluding net realized gains and losses, decreased 14% to $504 million from $584 million in 2008. The decrease in pre-tax net investment income reflects a decline in average invested assets as a result of loss payments made over the past 12 months. After-tax net

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

investment income decreased 20% in 2009 compared with 2008. The larger decrease in after-tax net investment income compared with 2008 resulted from a higher proportion of taxable investments held during 2009.

VIE investment income is generated from interest bearing assets held by such entities and supports the payment of interest expense on debt issued by these entities. In 2009, the increase in VIE investment income primarily resulted from the consolidation of additional VIE’s by MBIA Corp. in the fourth quarter of 2008. Excluding interest income related to VIEs, combined insurance net investment income decreased 17% on a pre-tax basis and 23% on an after-tax basis in 2009 compared with 2008.

In 2008, our insurance operation’s pre-tax net investment income, excluding net realized gains and losses, increased 2% to $584 million from $573 million in 2007. The increase in pre-tax net investment income reflects growth in average invested assets from the proceeds of our surplus notes and the Warburg Pincus equity transactions and, to a lesser extent, proceeds from our reinsurance transaction with FGIC. The effect of the increase in average invested assets was partially offset by a decrease in yields on tax-exempt and short-term investments. After-tax net investment income increased 1% in 2008 as the proportion of taxable investments increased compared with 2007.

In 2008, the decrease in VIE investment income compared with 2007 primarily resulted from a decline in floating interest rates on VIE assets. Excluding interest income related to VIEs and interest income related to Northwest Airlines’ enhanced equipment trust certificates (“EETCs”) received as part of a remediation, which the Company sold in June 2007, insurance-related net investment income decreased 4% on a pre-tax basis and 10% on an after-tax basis in 2008 compared with 2007.

FEES AND REIMBURSEMENTS For the year ended December 31, 2009, combined insurance fees and reimbursements were $113 million compared with $9 million for the same period of 2008. The increase in fees and reimbursements was primarily due to the receipt of amounts in excess of those which were contractually due to MBIA upon the termination of certain reinsurance agreements, totaling $85 million, advisory fees of $7 million on a Latin American infrastructure transaction, and an increase in waiver and consent fees related to the ongoing management of our structured finance and international insurance business. For the year ended December 31, 2008, combined insurance fees and reimbursements decreased $11 million or 54% compared with 2007 as a result of a reduction in expense reimbursements associated with loss prevention efforts. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES MBIA has sold credit protection by insuring derivative contracts with various financial institutions. As of December 31, 2009, we had $119.2 billion of net par outstanding on insured derivatives compared with $140.3 billion as of December 31, 2008. During the year ended December 31, 2009, 23 insured credit derivative transactions, representing $15.2 billion in net par outstanding, either matured or were contractually terminated prior to maturity.

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

Changes in fair value of the insured derivatives are recorded in “Net change in fair value of insured derivatives” in the consolidated statements of operations. The “Realized gains (losses) and other settlements on insured derivatives” include (i) premiums received and receivable on written derivative contracts, (ii) premiums paid and payable to reinsurers in respect of derivative contracts, (iii) net amounts received or paid on reinsurance commutations, (iv) losses paid and payable to derivative contract counterparties due to the occurrence of a credit event or settlement agreement, (v) losses recovered and recoverable on purchased derivative contracts due to the occurrence of a credit event or settlement agreement, and (vi) fees relating to derivative contracts. The “Unrealized gains (losses) on insured derivatives” include all other changes in fair value of the insured derivative

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

contracts. The following table presents the net premiums earned related to derivatives and the components of the net change in fair value of insured derivatives for the years ended December 31, 2009, 2008 and 2007:

	2009				2008	2007	Percent Change
In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations	Insurance Operations	2009 vs. 2008	2008 vs. 2007
Net premiums and fees earned on insured derivatives	$1	$123	$—	$124	$137	$116	-10%	18%
Realized gains (losses) on insured derivatives	—	(290)	—	(290)	(534)	—	46%	n/m

Realized gains (losses) and other settlements on insured derivatives	1	(167)	—	(166)	(397)	116	58%	n/m
Unrealized gains (losses) on insured derivatives	(0)	1,650	—	1,650	(1,822)	(3,727)	190%	51%

Net change in fair value of insured derivatives	$1	$1,483	$—	$1,484	$(2,219)	$(3,611)	167%	39%

n/m—Percentagechange not meaningful.

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. As a result, premiums earned related to insured credit derivatives will decrease over time as exposure to such transactions declines. Realized losses on insured derivatives for the year ended December 31, 2009 resulted from the settlement of three CDO transactions and payments related to a multi-sector CDO transaction. Realized losses on insured derivatives for the year ended December 31, 2008 resulted from the settlement of all or a portion of four CDO transactions. Settlements in 2009 were $159 million for $1.3 billion of par outstanding compared with settlements in 2008 of $558 million for $2.7 billion of par outstanding.

Unrealized gains for the year ended December 31, 2009 were $1.7 billion compared with unrealized losses in 2008 of $1.8 billion. Unrealized gains in 2009 were primarily related to changes in MBIA’s CDS and recovery swaps pricing, narrower collateral spreads, and transaction terminations, partially offset by losses from enhancements to our valuation models and inputs, subordination erosion, lower estimated recovery rates on collateral and collateral rating migration. The main enhancements to our valuation models and inputs were the development of a direct pricing model for multi-sector CDOs, assumptions about ABS collateral defaults, the calculation of nonperformance risk for CDOs, and the refinement of a spread model for CMBS transactions. Enhancements to our valuation models and inputs are discussed further in the “Critical Accounting Estimates” section included herein. Unrealized losses for the year ended December 31, 2008 were primarily due to spread widening, and to a lesser extent, subordination erosion, collateral rating migration and lower recovery rates. This was significantly offset by the deterioration in MBIA’s CDS spreads. For example, MBIA’s five year CDS spread as of December 31, 2007 was 3.41% per annum. As of December 31, 2008, the cost of the CDS was 46.5% upfront plus 5% per annum; and as of December 31, 2009, MBIA Corp.’s five year CDS cost was 64.25% upfront plus 5% per annum. Our mark-to-market on insured credit derivatives at year end 2009 uses the most appropriate of the one to ten year CDS for each transaction, and those costs ranged from 17.5% upfront plus 5% per annum to 64.25% upfront plus 5% per annum.

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles to our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent the present values of our estimates of expected future claim payments for such transactions, using a discount rate of 6.51%. We estimate that additional credit impairments on insured derivatives for the year ended December 31, 2009 were $777 million across 13 CDO transactions. Beginning with the fourth quarter of 2007 through December 31,

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

2009, total credit impairments on insured derivatives were estimated at $2.5 billion across 16 CDO transactions, inclusive of eight CDO transactions for which we realized net losses of $838 million, net of reinsurance recoveries. The net realized losses were primarily associated with commutations, partial commutations, and restructurings or terminations of policies.

These credit impairments, a non-GAAP measure, may differ from the fair values recorded in our financial statements. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments. In the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse before or at the maturity of the contracts. Contracts also may be settled prior to maturity at amounts that may be more or less than their recorded fair values. Those settlements can result in realized gains or losses, and the reversal of unrealized losses.

The Company is not required to post collateral to counterparties of these contracts, thereby avoiding liquidity risks typical of standard credit derivative contracts. Refer to “Note 24: Commitment and Contingencies” in the Notes to Consolidated Financial Statements for information about legal actions commenced by MBIA with respect to certain CDS contracts. The outcome of such legal actions may affect the amount of realized losses ultimately incurred by the Company. Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expenses” in our consolidated statements of operations. Such costs totaled $22 million, and $6 million for the years ended December 31, 2009 and 2008. The Company did not incur such costs in 2007.

NET REALIZED GAINS AND LOSSES Combined insurance net realized losses totaled $50 million for the year ended December 31, 2009 compared with net realized losses of $35 million in 2008 and net realized gains of $56 million in 2007. The net realized losses for the year ended December 31, 2009 were primarily related to impairment charges in our structured finance and international insurance segment, partially offset by net gains from sales of investment securities within our U.S. public finance insurance and our structured finance and international insurance portfolios. Net realized losses for the year ended December 31, 2008 were largely due to sales of investment securities. Net realized gains in 2007 included $32 million of gains related to the disposition of Delta and Northwest Airlines’ EETCs the Company received from insurance remediations.

NET GAINS AND LOSSES ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Combined insurance net gains and losses on financial instruments at fair value and foreign exchange primarily represent foreign exchange gains and losses on the sale of investments and translation of non-functional currency activities. For the year ended December 31, 2009, net gains on financial instruments at fair value and foreign exchange were $37 million compared with $209 million in 2008 and $121 million in 2007. Net gains for the year ended December 31, 2009 were generated by our structured finance and international insurance segment and were primarily due to net gains from foreign exchange. Net gains for the year ended December 31, 2008 and 2007 were largely due to gains resulting from the change in value of a credit facility of $250 million and $110 million, respectively, which was terminated in the fourth quarter of 2008. Gains on this facility were due to an increase in the differential between the company’s CDS spreads and the yield applicable to the facility.

INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Combined insurance investment losses related to other-than-temporary impairments totaled $102 million for the year ended December 31, 2009 and primarily resulted from the impairment of assets within consolidated VIEs. Refer to the “Liquidity” section included herein for additional information about impaired investments.

LOSSES AND LOSS ADJUSTMENT EXPENSES MBIA’s insured portfolio management groups within its U.S. public finance and structured finance and international insurance businesses (collectively, “IPM”) are responsible for monitoring MBIA-insured issues. The level and frequency of MBIA’s monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If IPM identifies concerns with respect to the performance of an insured issue it may designate such insured issue as “Caution List-Low,” “Caution List-Medium,” “Caution List-High,” or “Classified.”

The amounts included within this “Loss and Loss Adjustment Expenses” section exclude realized and unrealized gains and losses and estimated credit impairments on insured credit derivatives. Refer to the “Net Change in Fair

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

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

The following tables present information about our insurance reserves and recoverables as of December 31, 2009 and 2008, as well as our loss and LAE provision for the years ended December 31, 2009, 2008 and 2007:

	December 31,
	2009			2008
In millions	U.S. Public Finance	Structured Finance and International	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Gross losses and LAE reserves	$184	$2,227	$2,411	$1,889	28%
Expected recoveries on unpaid losses	2	829	831	563	48%

Subtotal	182	1,398	1,580	1,326	19%
Unallocated	—	—	—	232	-100%

Loss and LAE reserves	182	1,398	1,580	1,558	1%

Insurance loss recoverable on paid losses	$32	$2,413	$2,445	$459	n/m
Insurance loss recoverable—ceded (1)	$1	$45	$46	$13	n/m
Reinsurance recoverable on paid and unpaid losses	$10	$52	$62	$174	-64%

(1)—Reported within “Other Liabilities” on our consolidated balance sheets.

n/m—Percentage change not meaningful.

	2009			2008	2007	Percent Change
In millions	U.S. Public Finance	Structured Finance and International	Combined Insurance Operations	Insurance Operations	Insurance Operations	2009 vs. 2008	2008 vs. 2007
Loss and LAE related to payments	$138	$3,143	3,281	$2,660	$803	23%	n/m
Recoveries of actual and expected payments	(40)	(2,327)	(2,367)	(1,000)	(79)	n/m	n/m
Change in unallocated reserve	—	—	—	(203)	220	-100%	n/m

Gross losses incurred	98	816	914	1,457	944	-37%	54%
Reinsurance	(4)	(46)	(50)	(139)	(44)	64%	n/m

Losses and loss adjustment expenses	$94	$770	$864	$1,318	$900	-34%	46%

Losses and LAE incurred in our U.S. public finance insurance segment totaled $94 million in 2009 and primarily related to an affordable housing transaction and a student loan transaction.

Losses and LAE incurred in our structured finance and international insurance segment totaled $770 million in 2009. Included in the $770 million were gross losses related to actual and expected future payments of $3.1 billion, of which $2.9 billion related to insured RMBS transactions. Offsetting these losses were actual and estimated potential recoveries of $2.3 billion and reinsurance of $46 million. Included in the $2.3 billion of estimated potential recoveries were $2.3 billion of recoveries related to our RMBS transactions. The $2.3 billion of RMBS insurance loss recoveries comprised approximately $1.6 billion related to estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

such mortgages, and approximately $684 million related to amounts expected to be paid to MBIA from excess interest cash flows within the securitizations.

The Company’s combined insurance losses and LAE incurred were $864 million for 2009 compared with $1.3 billion for 2008 and $900 million for 2007, of which all were largely attributable to our RMBS exposure. Losses on our RMBS exposure during 2009 continued to be primarily driven by high levels of loans that did not meet eligibility criteria for inclusion in MBIA-insured transactions, improperly serviced loans, and the impact of weakening economic conditions.

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. As of December 31, 2009, case basis reserves consisted of the following:

$ in millions	Number of Case Basis Issues	Loss Reserve	Net Par Outstanding
U.S. public finance
Gross of reinsurance:
Issues with defaults	10	$182	$332
Issues without defaults	1	—	—

Total gross U.S. public finance	11	$182	$332
Net of reinsurance:
Issues with defaults	10	$173	$318
Issues without defaults	1	—	—

Total net U.S. public finance	11	$173	$318
Structured finance and international
Gross of reinsurance:
Issues with defaults	74	$1,241	$13,076
Issues without defaults	10	157	1,502

Total gross structured finance and international	84	$1,398	$14,578
Net of reinsurance:
Issues with defaults	74	$1,214	$12,646
Issues without defaults	10	144	1,034

Total net structured finance and international	84	$1,358	$13,680

MBIA recognizes expected potential recoveries of paid claims based on probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. Such amounts are reported within “Insurance loss recoverable” and the corresponding estimated recovery amounts due to reinsurers are included within “Other liabilities” in the Company’s consolidated balance sheets. As of December 31, 2009 and 2008, our insurance loss recoverables were $2.4 billion and $459 million, respectively. The increase in our insurance loss recoverable principally resulted from $1.3 billion in expected potential recoveries resulting from the aforementioned obligations of the sellers/servicers of RMBS transactions to repurchase ineligible loans. As of December 31, 2009 and 2008, our insurance loss recoverable also included recoveries of approximately $887 million and $335 million, respectively, based on expected excess interest in RMBS securitizations. As of December 31, 2009 and 2008, insurance loss recoverables due to reinsurers totaled $46 million and $13 million, respectively. Insurance loss recoverables are only paid to reinsurers upon receipt of such amounts by MBIA.

Structured Finance and International Insurance Losses

Residential Mortgage Exposure

MBIA insures MBS backed by subprime mortgages directly through RMBS securitizations. MBIA also has indirect exposure to subprime mortgages that are included in CDOs in which MBIA guaranteed the senior most tranche of such transactions. There has been considerable stress and continued deterioration in the subprime mortgage

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

market throughout 2008 and 2009 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of December 31, 2009, the Company had $3.7 billion of net par outstanding from direct exposure to subprime mortgages and $4.9 billion of indirect exposure to subprime mortgages in the form of collateral within CDOs compared with $4.0 billion and $7.3 billion, respectively, as of December 31, 2008. Of the $4.9 billion of indirect exposure, $4.4 billion was related to CDOs executed in derivative form. While subprime transactions directly guaranteed by MBIA include collateral consisting of mortgages originated during 2005, 2006, and 2007, given the amount of subordination below MBIA’s insured portion of such transactions available to absorb any losses from collateral defaults, we currently do not expect material ultimate losses on these transactions. As of December 31, 2009, the Company had $116 million of net par outstanding in two insured direct subprime mortgage transactions with 2005, 2006, or 2007 subprime mortgage collateral appearing on the Company’s Classified List or Caution Lists. As of December 31, 2009, we expected losses of $17 million (on a present value basis) on five secondary market multi-sector CDOs with net par outstanding of $152 million that include subprime mortgage exposure and that were reported on our Classified List. Additionally, there were fifteen secondary market multi-sector CDOs with net par outstanding of $452 million that included subprime mortgage exposure and that were reported on our Caution List.

MBIA also insures MBS backed by mortgages that when originally underwritten were deemed to be issued to prime and near prime borrowers, including second-lien residential mortgage securitizations (revolving HELOC loans and CES mortgages) and Alt-A transactions. In 2009, we incurred losses of $575 million related to RMBS transactions. This provision primarily reflects additions to previously established reserves on certain deals rather than a material increase in the number of transactions requiring loss reserves. Included in the $575 million were gross losses related to actual and expected future payments of $2.8 billion, net of reinsurance. Offsetting these losses were actual and estimated potential recoveries of $2.2 billion, net of reinsurance. The $2.2 billion of estimated recoveries comprised approximately $1.5 billion related to expected recoveries for ineligible mortgage loans in certain securitizations that are subject to the sellers’/servicers’ contractual obligations to repurchase or replace those loans, and approximately $667 million related to amounts expected to be recovered from excess interest cash flows within the securitizations.

We paid approximately $2.3 billion, $1.4 billion and $44 million, net of reinsurance and collections, on insured RMBS transactions in the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009, the net par outstanding on insured RMBS transactions for which we have paid net claims was $12.0 billion compared with $13.7 billion as of December 31, 2008. As of December 31, 2009 we expect to pay an additional $2.0 billion (on a present value basis) on these exposures. We expect to receive a total of $1.5 billion (on a present value basis) in reimbursement of past and future expected claims through excess spread in the securitizations. Of this amount, $887 million is included in our insurance loss recoverable and $578 million is included in our loss and LAE reserves. In addition, we expect to receive $1.5 billion (on a present value basis) as sellers/servicers honor their commitments to repurchase ineligible loans in the securitizations. Of this amount, $1.3 billion is included in our insurance loss recoverable and $215 million is included in our loss and LAE reserves.

As of December 31, 2009, we had paid a cumulative total of $3.8 billion, net of reinsurance and collections, on RMBS transactions and have case basis reserves of $1.2 billion. The case basis reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the cash receipts we expect from the performing mortgages in the securitizations, reduced by potential recoveries from sellers/servicers. As payments are made, a portion of those expected future receipts is recorded within “Insurance Loss Recoverable” as discussed above. The payments that we make largely go to reduce the principal balances of the securitizations.

Since the second half of 2008, we have observed an increase in delinquencies in our insured RMBS transactions, which peaked in January 2009, and a greater than expected level of losses being realized. The largest single contributor to our losses appears to be the failure of most of the individual mortgage loans in many of our insured transactions to comply with the underwriting guidelines represented to us at origination. These breaches, combined with inadequate servicer performance and relatively few successful loan modifications, led to loss and LAE expense related to our residential mortgage exposures of $575 million in 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The majority of expected recoveries from RMBS transactions recorded in 2009 arise from a forensic review of defaulted mortgage loans in 30 insured first and second-lien mortgage loan securitizations. The representations and warranties in each insured RMBS securitization contractually obligate the seller to repurchase these ineligible loans at a price equal to their outstanding principal balance plus accrued interest or to replace them with eligible mortgage loans. While the Company believes that these mortgage loans are subject to repurchase or replacement obligations by the sellers/servicers, successful challenges of such determinations by the sellers/servicers could result in the Company recovering less than the amount of its estimated recoveries. The Company is continuing to review and evaluate additional mortgage loans in its insured RMBS pools and expects that there will be additional mortgages in these or in other transactions that are subject to a repurchase or replacement obligation by the seller/servicer. In addition, recoveries and damages from legal actions that MBIA has filed against certain of the seller-servicers could result in recoveries that are substantially higher than the amount currently recognized as recoveries. As previously discussed, we also recorded recoveries during 2009 based on expected receipts of excess interest in securitizations. Refer to the “Critical Accounting Estimates” section included herein for additional information about assumptions used to estimate recoveries on our RMBS exposure.

Since September 2008, MBIA Corp. initiated three separate litigations against two mortgage loan sellers/servicers alleging, among other things, that such sellers/servicers made material misrepresentations concerning the quality of loans made by these sellers/servicers, which were included in a number of MBIA-insured second-lien residential mortgage securitizations. In particular, complaints in these actions allege that a very high proportion of the defaulted loans in these securitizations were ineligible for inclusion and thus reflect breaches of the originators’ representations with respect to such loans. In addition, the complaints allege that the sellers/servicers have failed to honor their contractual obligations regarding loan repurchases and ongoing servicing practices. For more information on these and other lawsuits commenced by MBIA, refer to “Note 24: Commitments and Contingencies” in the Notes to Consolidated Financial Statements. The ineligibility of mortgages in the securitizations and the litigation in general will have no impact on the holders of the insured securities, as MBIA will continue to honor its payment obligations under its insurance policies.

The following table presents the net par outstanding of MBIA’s direct RMBS insured exposure as of December 31, 2009 by S&P credit rating category:

	Net Par Outstanding
In millions	Prime Alt-A	Prime non - Alt-A	Subprime	HELOC	CES	Total

AAA	$3,275	$220	$2,532	$—	$19	$6,046
AA	6	18	27	—	—	51
A	480	18	246	85	37	866
BBB	691	3	111	1,298	1,380	3,483
Below investment grade	802	1	764	4,509	5,019	11,095

Total net par	$5,254	$260	$3,680	$5,892	$6,455	$21,541

The following table presents the net par outstanding by vintage year of MBIA’s second-lien residential mortgage loan securitizations insured exposure as of December 31, 2009:

	Net Par Outstanding
In millions	HELOC	% of Total HELOC	CES	% of Total CES
2007	$815	14%	$4,256	66%
2006	2,102	36%	2,040	31%
2005	1,680	29%	—	0%
2004	1,022	16%	103	2%
2003 and prior	273	5%	56	1%

Total net par	$5,892	100%	$6,455	100%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table provides a listing of second-lien residential mortgage securitization and Alt-A transactions included in MBIA’s insured portfolio for which it has made claim payments as of December 31, 2009:

In millions
Obligor Name	Original Net Par Insured	Net Par Outstanding	Net Losses Paid Since Inception
HELOC:
Countrywide Home Equity Master Trust 2005-M	$2,000	$545	$151
Countrywide Home Equity Master Trust 2005-I	2,000	496	199
Countrywide Home Equity Series 2005-E	2,000	421	98
Countrywide Home Equity 2006-E	1,500	503	171
Countrywide Home Loans Inc 2005-A 1-A, 2-A	1,500	218	14
Countrywide Home Loans Inc 2004P	1,500	137	5
GMACM 2006-HE4	1,159	764	92
GMAC Mortgage Corporation 2004-HE4	1,018	309	8
Countrywide Home Equity 2006-G	1,000	325	262
Countrywide Home Equity Series 2007-E	900	456	194
IndyMac Home Equity Line Asset-Backed Series 2006-H4	650	303	150
Residential Funding Home Equity Loan Trust 2007-HSA1	547	197	130
Residential Funding Home Equity Loan Trust 2006-HSA4	402	113	62
GMACM 2000-HE4	332	15	—
Residential Funding Home Equity Loan Trust 2006-HSA5	296	94	66
Residential Funding Mortgage Securities 2007-HSA3	235	103	4
GSR 2007-HEL1	133	59	35

Total HELOC	$17,172	$5,058	$1,641
CES:
Countrywide Home Loans CWHEQ 2007-S1	$1,600	$902	$205
Countrywide Home Loans CWHEQ 2006-S10	1,600	830	99
Residential Funding Corporation 2007-HSA2	1,231	515	372
GMACM Home Equity Loan Trust 2007-HE1	1,186	602	24
Countrywide Home Loans CWHEQ 2006-S8	1,000	513	160
Countrywide Home Equity 2006-S9	1,000	513	115
Countrywide Home Loans CWHEQ 2007-S2	999	580	96
Credit Suisse Home Equity Mortgage Trust	767	290	303
Flagstar Home Equity Loan Asset Backed Trust 2007-1	715	379	48
Countrywide Home Loans CWHEQ 2007-S3	700	412	66
Residential Funding Mortgage Securities 2007-HSA3	561	255	187
IndyMac Home Equity Mortgage Loan 2007-1 Class A & Class A-IO	450	128	230
Flagstar 2006-1	384	184	6
IndyMac Home Equity Loan ABS Trust 2007-2	246	73	144
Morgan Stanley Mortgage Loan Trust 2007-9SL	223	120	47

Total CES	$12,662	$6,296	$2,102
Alt-A:
Deutsche Bank Alt-A Securities Trust 2007-AR3	$795	$498	$7
TBW 2006-6	94	94	1
TBW 2007-1	39	39	1

Total Alt-A	928	631	9

Total	$30,762	$11,985	$3,752

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Manufactured Housing

MBIA continues to closely monitor the manufactured housing sector, which has experienced stress during the last several years. MBIA ceased writing business in this sector, other than through certain CDO transactions, in 2000. As of December 31, 2009, the Company had $20 million in case basis reserves, net of reinsurance, covering net insured par outstanding of $104 million on three credits within the manufactured housing sector. The Company had additional manufactured housing net insured par outstanding of $1.5 billion as of December 31, 2009, of which approximately 21% was reported as “Caution List-Medium” and “Caution List-High.”

Other

In the fourth quarter of 2008, the Company took remediation action on an international infrastructure financing transaction for which the performance trends had increased the risk of future losses. The project’s revenue was below original projections and the issuer’s debt was trading at a significant discount. In the fourth quarter of 2008, we purchased approximately 62% of the outstanding debt of the issuer at a discount to par. As a consequence, the Company consolidated the issuer as a VIE. In 2009, the Company purchased an additional 13% of the outstanding debt of the issuer at a discount to par. The asset of the consolidated VIE is the loan to the project’s operator. The Company has recognized a $41 million realized loss on this asset.

We may seek to purchase, from time to time, directly or indirectly, obligations guaranteed by MBIA or seek to commute policies where such actions are intended to reduce future expected economic losses. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of expected loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies.

On February 27, 2010, the Republic of Chile was affected by an earthquake measuring 8.8 on the Richter scale. MBIA Corp. has $2.2 billion of net par exposure in the country, including to the major north/south highway and the Santiago airport, and it is apparent that there has been some damage to these infrastructure assets. Although we believe that the liquidity and other protections built into our insured transactions, including insurance, and the essentiality of the underlying assets provide adequate protection against loss, there can be no assurance that there will be no disruptions in cash flow or that we will not experience ultimate losses associated with this event.

REINSURANCE Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. In 2009, MBIA reassumed par outstanding of $5.8 billion from eight reinsurers. MBIA also maintained other reimbursement agreements with its reinsurers that were not accounted for as reinsurance, which were commuted during 2009. MBIA will continue to evaluate its use of reinsurance, which may result in future portfolio commutations from reinsurers.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2009, the total amount available under these letters of credit and trust arrangements was $830 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of December 31, 2009, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $43.6 billion compared with $54.9 billion as of December 31, 2008. Of the $43.6 billion of ceded par outstanding as of December 31, 2009, $14.1 billion was ceded from our U.S. public finance insurance segment and $29.5 billion was ceded from our structured finance and international insurance segment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the credit ratings and ratings status, percentage of outstanding par ceded, the reinsurance recoverable, derivative asset, and estimated credit impairments by reinsurer as of December 31, 2009 for our combined insurance operations. Estimated credit impairments represent the reinsurers’ portion of amounts we expect to pay on insured derivative contracts.

In millions Reinsurers	Standard & Poor’s Rating (Status)		Moody’s Rating (Status)		Ceded Par Outstanding	LOC / Trust Accounts	Reinsurance Recoverable (3)	Estimated Credit Impairments on Insured Derivatives	Derivative Asset
Channel Reinsurance Ltd.	N/R	(1)	RWR	(2)	$33,401	$646	$27	$368	$700
Assured Guaranty Corp.	AAA (Negative Outlook)		Aa3 (Negative Outlook)		5,378	—	14	(1)	—
Mitsui Sumitomo Insurance Company Ltd.	AA (Negative Outlook)		Aa3 (Stable)		3,503	176	18	3	52
Assured Guaranty Re Ltd.	AA (Stable)		A1 (Negative Outlook)		718	4	2	—	—
Overseas Private Investment Corporation	AAA (Stable)		Aaa (Stable)		312	—	—	—	—
Others	A+ or above		A1 or above		331	4	1	—	—

Total					$43,643	$830	$62	$370	$752

(1)—Not rated.

(2)—Rating withdrawn.

(3)—Total reinsurance recoverable of $62 million comprised recoverables on paid and unpaid losses of $13 million and $49 million, respectively.

MBIA owns a 17.4% equity interest in Channel Re. In March 2009, Moody’s downgraded Channel Re to B3 with a negative outlook and the rating was subsequently withdrawn. In March 2009, S&P downgraded Channel Re to BB+ and the rating was subsequently withdrawn. As of December 31, 2009, the Company expects Channel Re to continue to report negative shareholders’ equity on a GAAP basis primarily due to unrealized losses on its insured credit derivatives based on fair value accounting. As of December 31, 2009, the fair value of the derivative assets related to credit derivatives ceded to Channel Re was $700 million and the reinsurance recoverable from Channel Re was $27 million. After considering the credit risk of Channel Re in fair valuing our derivative assets, we believe Channel Re has sufficient liquidity supporting its business to fund expected amounts due to MBIA. In performing our assessment, we determined that cash and investments, inclusive of approximately $646 million that Channel Re had on deposit in trust accounts for the benefit of MBIA as of December 31, 2009, were in excess of MBIA’s exposure to Channel Re. Although the trust accounts limit the potential for Channel Re to default on its obligations to MBIA, there can be no assurance that Channel Re will not default on its obligations to MBIA that exceed the amounts already held in the trust accounts. MBIA Corp. can commute its reinsurance with Channel Re (including reinsurance of business ceded to National) at any time within 25 business days of notice. In June 2009, Channel Re was placed into run-off by its Board of Directors and, in September 2009, a run-off plan was reviewed by the Bermuda Monetary Authority and approved by Channel Re’s Board of Directors. The run-off plan stipulates that no additional business will be ceded to Channel Re and provides for the ongoing management of Channel Re during the run-off period.

In February of 2010, the Company reassumed business ceded to one of its remaining reinsurers.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Expenses that vary with and are primarily related to the production of the Company’s insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. The Company did not defer any policy acquisition costs during 2009, other than premium taxes on installment policies written in prior years. The Company does not defer costs associated with underwriting CDS policies and expenses such costs immediately. If an insured issue is refunded and the related premium is earned early, the associated acquisition costs previously deferred are also recognized immediately.

The Company’s insurance expenses for the years ended December 31, 2009, 2008 and 2007 are presented in the following tables:

	2009				2008	2007	Percent Change
In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations	Insurance Operations	2009 vs. 2008	2008 vs. 2007
Gross expenses	$59	$189	$(20)	$228	$198	$248	16%	-20%

Amortization of deferred acquisition costs	$116	$217	$(251)	$82	$75	$67	9%	12%
Operating	59	178	(20)	217	208	133	4%	56%

Total insurance operating expenses	$175	$395	$(271)	$299	$283	$200	6%	41%

Gross expenses in our U.S. public finance insurance segment for the year ended December 31, 2009 totaled $59 million and gross expenses in our structured finance and international insurance segment totaled $189 million. Combined gross expenses of $228 million increased 16% for the year ended December 31, 2009 from $198 million for the same period of 2008. The increase was primarily due to higher legal costs associated with litigation, loss prevention expenses related to insured credit derivatives, higher consulting costs related to changes in the legal entity structure of our subsidiaries, and the reversal of long-term incentive award accruals in 2008, partially offset by lower overall compensation as a result of a reduction in staffing, and a reduction in fees related to the termination of a credit facility. For the year ended December 31, 2008, combined gross expenses of $198 million decreased 20% from $248 million for 2007. The decrease was primarily due to a decrease in compensation costs related to the reversal of prior year bonus and long-term incentive award accruals.

The amortization of deferred acquisition costs in our combined insurance operations increased 9% to $82 million from $75 million for 2008. The increase in the amortization of deferred acquisition costs was principally due to the effects of changes in amortization methods resulting from the adoption of the recently effective accounting principles for financial guarantee insurance contracts. For the year ended December 31, 2008, our combined insurance amortization of deferred acquisition costs increased 12% to $75 million from $67 million for 2007. The increase in the amortization of deferred acquisition costs was due to an increase in premiums earned during 2008 for policies to which the costs related.

Operating expenses in our U.S. public finance insurance segment for the year ended December 31, 2009 totaled $59 million and operating expenses in our structured finance and international insurance segment totaled $178 million. Combined operating expenses of $217 million increased 4% for the year ended December 31, 2009 from $208 million for 2008 due to the increases in gross expenses. Combined operating expenses increased 56% to $208 million in 2008 from $133 million in 2007. The increase in operating expenses in 2008 was principally due to the decline in the rate at which acquisition costs were deferred. Additionally, insurance operating expenses were greater than insurance gross expenses for 2008 as a portion of the expense reversal of prior year bonus and long-term incentive award accruals reduced deferred acquisition costs not yet amortized as expense.

INTEREST EXPENSE Interest expense in our insurance business is incurred by our structured finance and international insurance segment and primarily consists of interest related to MBIA Corp.’s surplus notes and debt issued by consolidated VIEs. For the year ended December 31, 2009, interest expense increased 18% to $224 million from $190 million, in 2008. The increase is primarily due to interest expense associated with additional

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

VIEs consolidated by MBIA Corp. during the fourth quarter of 2008. For the year ended December 31, 2008, interest expense increased $108 million compared with 2007. The increase resulted from interest expense associated with our surplus notes issued in 2008, partially offset by a decline in interest expense associated with VIE debt resulting from a decline in interest rates. Interest expense related to MBIA Corp.’s surplus notes was $134 million and $133 million in 2009 and 2008, respectively. Interest expense related to consolidated VIEs was $87 million, $56 million and $74 million in 2009, 2008 and 2007, respectively.

COLLATERALIZED DEBT OBLIGATIONS AND RELATED INSTRUMENTS As part of our structured finance and international insurance activities, we typically provide guarantees on the senior most tranches of CDOs, as well as protection on structured pools of CMBS and corporate securities, and CDS referencing such securities.

MBIA Corp.’s $112.2 billion CDO portfolio represented 55% of its total insured net par outstanding of $204.5 billion as of December 31, 2009. MBIA Corp.’s aggregate CDO portfolio is diversified by vintage and collateral type, and 89% of this exposure, or $99.7 billion, was insured through CDSs. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions	As of December 31,
	2009		2008
Collateral Type	Net Par	Percent	Net Par	Percent
Multi-sector CDOs (1)	$13.1	12%	$19.4	15%
Multi-sector CDO-squared	6.6	6%	8.3	7%
Investment grade CDOs and structured corporate credit pools	36.0	32%	39.4	32%
High yield corporate CDOs	11.8	10%	12.7	10%
Structured CMBS pools and CRE CDOs	44.7	40%	44.9	36%
Emerging market CDOs	—	0%	0.2	0%

Total	$112.2	100%	$124.9	100%

(1)—Does not include multi-sector CDO-squared transactions totaling $6.6 billion and $8.3 billion net par as of December 31, 2009 and 2008, respectively.

Multi-Sector CDOs

Multi-sector CDOs are transactions that include a variety of structured finance asset classes in their collateral pools. The Company’s net par exposure to multi-sector CDOs, including CDO-squared transactions, represents 18% of MBIA Corp.’s CDO exposure and approximately 10% of MBIA Corp.’s total net par insured. The collateral in the multi-sector CDOs includes subprime RMBS and other RMBS, CDOs of ABS (multi-sector CDOs), Corporate CDOs, CLO, other ABS (e.g. securitizations of auto receivables, credit cards, etc.), CRE CDOs, CMBS, and Corporate credits.

During 2009, multi-sector CDO net par exposure reduced by approximately $8.1 billion. Of the $8.1 billion, approximately $5.3 billion of were terminated contractually without any payment from MBIA, approximately $1.2 billion was a result of negotiated commutations, and the remaining reduction was primarily due to amortization and maturity.

Since mid-2007, the multi-sector CDO portfolio has experienced stress related to the U.S. subprime mortgage crisis. As of the year ended December 31, 2009, impairment estimates are established for 19 multi-sector CDOs. Impairments have been estimated for CDOs due to the degradation of underlying RMBS and CDO of ABS collateral. As of December 31, 2009, MBIA estimated credit impairment in connection with 19 multi-sector CDO transactions, CDS and non-CDS contracts, aggregating to $1.9 billion for which MBIA expects to incur actual net claims in the future. In the event of further deteriorating performance of the collateral referenced or held in the multi-sector CDO transactions, the amount of credit impairments could increase materially.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

For the multi-sector CDOs, the next four tables provide breakdowns of the collateral composition and ratings of subprime RMBS collateral, non-subprime RMBS collateral, and CDOs of ABS collateral by vintage year and rating. Years in which no exposure was insured were omitted. CDOs of ABS may contain exposure to various types of collateral, including RMBS. The collateral level detail presented for each year insured was calculated using a weighted average of the total collateral as of December 31, 2009 for deals closed for the insured year. The range of subordination represents the minimum and maximum subordination for deals written in that year. MBIA calculates subordination as the amount of the current non-defaulted collateral face value and cash in excess of the amount of the senior insured tranche outstanding. In general, this calculation produces subordination ranges that are lower than methods used by other market participants. We also present the net derivative asset/ (liability) related to CDS deals written in that year. Not all insurance contracts included in the following tables are accounted for as derivatives. Refer to “Note 5: Fair Value of Financial Instruments” and “Note 8: Derivative Instruments” in the Notes to Consolidated Financial Statements for information about the Company’s derivatives (including CDS on CDOs). The tables do not provide collateral level detail on 42 CDOs totaling $1.7 billion of net par. Three deals, with $0.6 billion of net par, contain European Mezzanine ABS assets including 55% RMBS, 22% CDO, 17% CMBS and 6% other, and were closed in 2004, 2005 and 2006. In addition, 39 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). These deals total $1.1 billion of par and were all insured prior to 2005. Lastly, below investment grade (“BIG”) denotes collateral credit ratings of below BBB-.

Multi-Sector CDO Portfolio: Collateral Composition, Subordination, and Net Derivative Asset/Liability

$ in millions			Collateral as a % of Performing Pool Balance as of December 31, 2009
Year Insured	Number of CDOs	Net Par Outstanding	Non sub-prime RMBS	Sub-prime RMBS	ABS	CMBS	Corp.	CLO	CDO of ABS	Other CDO	Total	Current Subordination Range Below MBIA	Original Subordination Range Below MBIA	Net Derivative / Asset (Liability)
CDOs of High-Grade U.S. ABS
2004	2	1,342	32%	33%	9%	3%	0%	13%	6%	5%	100%	0.0-7.6%	12.5-13.0%	(274)
2005	1	628	49%	35%	2%	2%	0%	6%	0%	7%	100%	0.0%	20.0%	(63)
2006	4	3,241	54%	29%	1%	14%	0%	0%	0%	2%	100%	0.0%	12.0-14.0%	(426)
2007	5	3,961	28%	16%	0%	30%	0%	14%	1%	11%	100%	0.0-9.6%	13.0-14.0%	(583)

Subtotal	12	$9,171												$(1,345)

CDOs of Mezzanine U.S. ABS
2000	1	13	0%	0%	21%	70%	9%	0%	0%	0%	100%	43.3%	21.4%	—
2002	6	578	33%	6%	18%	24%	8%	6%	3%	2%	100%	0.0-56.3%	13.8-28.1%	(0)
2003	4	677	27%	16%	21%	25%	2%	5%	1%	5%	100%	0.0-70.9%	21.5-29.8%	—
2004	4	629	23%	33%	7%	32%	0%	2%	0%	3%	100%	0.0-10.2%	16.0-30.5%	(9)
2005	1	293	25%	31%	0%	36%	0%	0%	1%	7%	100%	0.0%	19.5%	(29)

Subtotal	16	$2,191												$(38)

CDOs of Multi-Sector High-Grade Collateral (CDO-Squared)
2001	1	153	0%	0%	0%	0%	0%	71%	0%	29%	100%	31.1%	5.0%	—
2003	1	270	0%	0%	0%	0%	0%	57%	32%	11%	100%	17.5%	0.0%	(27)
2005	1	1,348	0%	18%	0%	0%	0%	66%	13%	2%	100%	6.9%	10.0%	(124)
2006	2	1,627	4%	24%	3%	0%	0%	64%	3%	1%	100%	2.1-6.3%	10.0-13.0%	(172)
2007	2	3,195	5%	6%	0%	0%	0%	80%	5%	4%	100%	0.0-8.0%	13.0-15.0%	(168)

Subtotal	7	$6,592												$(491)

Total	35	17,954												(1,874)

		558	Multi-Sector CDO’s European Mezzanine and Other Collateral (3 CDOs)											(29)
		1,142	Multi-Sector CDO’s insured in the Secondary Market prior to 2005 (39 CDOs)											—

Grand Total		$19,653												$(1,903)

The multi-sector CDO portfolio is comprised of transactions that rely on underlying collateral originally rated single-A or above (CDOs of high-grade U.S. ABS) and transactions that rely on collateral primarily originally rated triple-B (CDOs of Mezzanine U.S. ABS). The multi-sector CDO portfolio is also comprised of CDOs of multi-sector high-grade collateral (also referred to as CDO-squared transactions), which are diversified CDOs primarily comprised of collateral

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

originally rated single-A and above. The collateral in MBIA’s insured CDO-squared transactions comprises primarily tranches of CLOs, CDOs of ABS, and RMBS.

MBIA’s multi-sector CDOs originally benefited from two sources of credit enhancement. First, the subordination in the underlying securities collateralizing the MBIA wrapped tranche must be fully eroded and second, the subordination below MBIA’s insurance coverage in the CDO transaction must be fully eroded before MBIA’s insured interest is subject to a claim. The original subordination levels and those as of December 31, 2009 are detailed in the above table. MBIA’s payment obligations after a default vary by deal and by insurance type. There are three policy payment types: (i) where MBIA insures current interest and ultimate principal; (ii) where MBIA insures ultimate principal only; and (iii) where MBIA insures payments upon settlement of individual collateral losses as they occur after the complete erosion of deal deductibles, such payment profiles are referred to as Asset Coverage with a Deductible. The totals may not sum due to rounding.

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

$ in millions	Number of CDOs	Net Par Outstanding	% Collateral that is Non Subprime RMBS	Vintage of Non Subprime RMBS					Non Subprime RMBS - Ratings As of January 5, 2010
Year Insured				2005 and Prior	2006	2007	2008	Total	AAA	AA	A	BBB	Below IG	Total
CDOs of High-Grade U.S. ABS
2004	2	1,342	32%	27%	1%	4%	0%	32%	2%	10%	3%	5%	11%	32%
2005	1	628	49%	48%	0%	1%	0%	49%	0%	5%	3%	15%	26%	49%
2006	4	3,241	54%	29%	24%	0%	1%	54%	3%	4%	4%	6%	37%	54%
2007	5	3,961	28%	3%	23%	1%	0%	28%	0%	0%	1%	2%	25%	28%

Subtotal	12	$9,171

CDOs of Mezzanine U.S. ABS
2000	1	13	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2002	6	578	33%	33%	0%	0%	0%	33%	3%	2%	5%	10%	13%	33%
2003	4	677	27%	26%	1%	0%	0%	27%	4%	4%	5%	4%	9%	27%
2004	4	629	23%	19%	1%	3%	0%	23%	0%	1%	2%	5%	14%	23%
2005	1	293	25%	20%	4%	1%	0%	25%	0%	8%	2%	1%	14%	25%
2007	0	—	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

Subtotal	16	$2,191

CDOs of Multi-Sector High-Grade Collateral (CDO-Squared)
2001	1	153	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	1	270	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2005	1	1,348	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2006	2	1,627	4%	2%	1%	1%	0%	4%	0%	1%	0%	1%	3%	4%
2007	2	3,195	5%	1%	3%	1%	0%	5%	0%	0%	0%	0%	4%	5%

Subtotal	7	$6,592

Total	35	17,954

		558	Multi-Sector CDO’s European Mezzanine and Other Collateral (3 CDOs)
		1,142	Multi-Sector CDO’s insured in the Secondary Market prior to 2005 (39 CDOs)

Grand Total		$19,653

All figures represent MBIA’s insured net par outstanding as of December 31, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of January 5, 2010. The totals may not sum due to rounding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

$ in millions	Number of CDOs	Net Par Outstanding	% Collateral that is Subprime RMBS	Vintage of Subprime RMBS				Subprime RMBS - Ratings As of January 5, 2010
Year Insured				2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG	Total
CDOs of High-Grade U.S. ABS
2004	2	1,342	33%	24%	1%	7%	33%	1%	10%	6%	3%	13%	33%
2005	1	628	35%	32%	3%	0%	35%	2%	5%	3%	3%	22%	35%
2006	4	3,241	29%	18%	11%	0%	29%	1%	4%	2%	2%	19%	29%
2007	5	3,961	16%	2%	7%	6%	16%	0%	0%	1%	2%	13%	16%

Subtotal	12	$9,171

CDOs of Mezzanine U.S. ABS
2000	1	13	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2002	6	578	6%	6%	0%	0%	6%	0%	1%	1%	1%	3%	6%
2003	4	677	16%	15%	1%	0%	16%	1%	1%	4%	4%	5%	16%
2004	4	629	33%	22%	0%	10%	33%	0%	1%	7%	4%	20%	33%
2005	1	293	31%	24%	0%	7%	31%	0%	0%	9%	6%	16%	31%
2007	0	—	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

Subtotal	16	$2,191

CDOs of Multi-Sector High-Grade Collateral (CDO-Squared)
2001	1	153	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	1	270	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2005	1	1,348	18%	15%	2%	1%	18%	1%	6%	3%	1%	8%	18%
2006	2	1,627	24%	6%	7%	11%	24%	1%	2%	2%	1%	19%	24%
2007	2	3,195	6%	1%	2%	3%	6%	0%	0%	1%	0%	5%	6%

Subtotal	7	$6,592

Total	35	17,954

		558	Multi-Sector CDO’s European Mezzanine and Other Collateral (3 CDOs)
		1,142	Multi-Sector CDO’s insured in the Secondary Market prior to 2005 (39 CDOs)

Grand Total		$19,653

All figures represent MBIA’s insured net par outstanding as of December 31, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of January 5, 2010. The totals may not sum due to rounding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing CDOs of ABS

$ in millions	Number of CDOs	Net Par Outstanding	% Collateral that is CDO of ABS	Vintage of CDO of ABS				CDO of ABS - Ratings As of January 5, 2010
Year Insured				2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG	Total
CDOs of High-Grade U.S. ABS
2004	2	1,342	6%	5%	0%	0%	6%	0%	1%	0%	0%	4%	6%
2005	1	628	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2006	4	3,241	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2007	5	3,961	1%	1%	0%	0%	1%	0%	0%	0%	0%	0%	1%

Subtotal	12	$9,171

CDOs of Mezzanine U.S. ABS
2000	1	13	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2002	6	578	3%	2%	1%	0%	3%	0%	0%	0%	0%	3%	3%
2003	4	677	1%	1%	0%	0%	1%	0%	0%	0%	0%	1%	1%
2004	4	629	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2005	1	293	1%	1%	0%	0%	1%	0%	0%	0%	0%	1%	1%
2007	0	—	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

Subtotal	16	$2,191

CDOs of Multi-Sector High-Grade Collateral (CDO-Squared)
2001	1	153	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	1	270	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2005	1	1,348	13%	6%	8%	0%	13%	0%	2%	0%	0%	11%	13%
2006	2	1,627	3%	2%	1%	0%	3%	0%	0%	0%	0%	3%	3%
2007	2	3,195	5%	0%	1%	5%	5%	0%	0%	0%	0%	5%	5%

Subtotal	7	$6,592

Total	35	17,954

		558	Multi-Sector CDO’s European Mezzanine and Other Collateral (3 CDOs)
		1,142	Multi-Sector CDO’s insured in the Secondary Market prior to 2005 (39 CDOs)

Grand Total		$19,653

All figures represent MBIA’s insured net par outstanding as of December 31, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of January 5, 2010. The totals may not sum due to rounding.

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

As of December 31, 2009, the majority of insurance protection provided by MBIA for its Investment Grade Corporate CDO exposure attached at a super senior level. The Company’s net par exposure to Investment Grade Corporate CDOs represents 32% of MBIA Corp.’s CDO exposure and approximately 18% of MBIA Corp.’s total net par insured. MBIA Corp.’s Investment Grade Corporate CDO exposure references pools of predominantly investment grade corporate credits; some of these pools may also include limited exposure to other asset classes, including structured finance securities (including RMBS and CDO collateral). Most of MBIA Corp.’s Investment Grade Corporate CDO policies guarantee coverage of losses on collateral assets once subordination in the form of a deductible has been eroded, and are generally highly customized structures. As presented in the following table, several of the Company’s insured Investment Grade Corporate CDOs have experienced subordination erosion due to the default of underlying referenced corporate obligors as well as certain structured finance securities.

In addition, $14.4 billion net par of MBIA’s insured Investment Grade Corporate CDOs are typically structured to include buckets (30%-35% allocations) of references to specific tranches of other Investment Grade Corporate CDOs (monotranches). In such transactions, MBIA’s insured Investment Grade Corporate CDOs includes, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

reference monotranches in such CDOs are typically rated double-A and each reference monotranche will typically be sized to approximately 3% of the overall reference risk pool. The inner referenced monotranches are not typically subject to acceleration and do not give control rights to a senior investor. The inner referenced monotranches have experienced subordination erosion due to the default of their referenced corporate assets as well.

Of MBIA Corp.’s $36.0 billion net par Investment Grade CDO portfolio as of December 31, 2009, the collateral composition, underlying credit ratings of the collateral that support the subprime RMBS, Non-subprime RMBS, and CDOs of ABS exposures along with their vintage are presented in the following tables. The collateral level detail for each year insured was calculated using a weighted average of the total collateral for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over-collateralization and subordination) and reinsurance.

For the Investment Grade CDOs, the next four tables provide breakdowns of the collateral composition and ratings of subprime RMBS collateral, non-subprime RMBS collateral, and CDOs of ABS collateral by vintage year and rating. Years in which no exposure was insured were omitted. CDOs of ABS may contain exposure to various types of collateral, including RMBS. The collateral level detail presented for each year insured was calculated using a weighted average of the total collateral as of December 31, 2009 for deals closed for the insured year. The range represents the minimum and maximum subordination for deals written in that year. The impact of all credit events delivered and settled as of December 31, 2009 have been reflected in the current subordination levels. We also present the net derivative asset/ (liability) related to CDS deals written in that year. Not all insurance contracts included in the following tables are accounted for as derivatives. Refer to “Note 5: Fair Value of Financial Instruments” and “Note 8: Derivative Instruments” in the Notes to Consolidated Financial Statements for information about the Company’s derivatives (including CDS on CDOs). The tables do not provide collateral level detail on 11 investment grade CDOs totaling $0.2 billion of net par. These deals were insured in the secondary market prior to 2003. The CDO collateral composition contains CDOs of ABS, CLOs, and Collateralized Bond Obligations (“CBOs”). Lastly, BIG denotes collateral credit ratings of below BBB-.

Investment Grade Corporate CDO Portfolio: Collateral Composition, Subordination, and Net Derivative Asset/Liability

$ in millions	Number of CDOs	Net Par Outstanding	Collateral as a % of Performing Pool Balance as of December 31, 2009
Year Insured			Corp. (1)	ABS	Sub-Prime RMBS	Non Sub-Prime RMBS	CDO	Other	Total	Current Subordination Range Below MBIA	Original Subordination Range Below MBIA	Net Derivative/ Asset (Liability)
2003 and Prior	6	3,180	100%	0%	0%	0%	0%	0%	100%	11.4-27.6%	11.0-22.0%	(0)
2004	4	4,617	86%	0%	6%	3%	2%	1%	98%	12.2-19.8%	10.0-15.0%	(296)
2005	8	7,810	95%	0%	1%	2%	0%	0%	99%	12.3-24.4%	12.5-25.0%	(103)
2006	4	6,439	91%	0%	4%	3%	0%	0%	100%	13.8-24.8%	16.0-25.0%	(141)
2007	14	13,711	96%	0%	1%	2%	0%	0%	100%	14.1-34.9%	15.0-35.0%	(106)

Subtotal	36	$35,757										$(646)

		218	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (11 CDOs)									(1)

Grand Total		$35,975										$(647)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

$ in millions	Number of CDOs	Net Par Outstanding	% Collateral that is Subprime	Vintage of Subprime RMBS				Subprime RMBS - Ratings As of January 5, 2010
Year Insured				2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG	Total
2003 and Prior	6	3,180	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	4	4,617	6%	4%	1%	1%	6%	0%	0%	1%	1%	4%	6%
2005	8	7,810	1%	1%	0%	0%	1%	0%	0%	0%	0%	1%	1%
2006	4	6,439	4%	1%	3%	0%	4%	0%	0%	0%	0%	4%	4%
2007	14	13,711	1%	0%	1%	0%	1%	0%	0%	0%	0%	1%	1%

Subtotal	36	$35,757

		218	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (11 CDOs)

Grand Total		$35,975

All figures represent MBIA’s insured net par outstanding as of December 31, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of January 5, 2010. The totals may not sum due to rounding.

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

$ in millions	Number of CDOs	Net Par Outstanding	% Collateral that is Non Subprime	Vintage of Non Subprime RMBS				Non Subprime RMBS - Ratings As of January 5, 2010
Year Insured (1)				2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG	Total
2003 and Prior	6	3,180	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	4	4,617	3%	2%	1%	0%	3%	0%	0%	0%	0%	3%	3%
2005	8	7,810	2%	1%	1%	0%	2%	0%	0%	0%	0%	2%	2%
2006	4	6,439	3%	0%	2%	0%	3%	0%	0%	0%	0%	3%	3%
2007	14	13,711	2%	0%	1%	1%	2%	0%	0%	0%	0%	2%	2%

Subtotal	36	$35,757

		218	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (11 CDOs)

Grand Total		$35,975

All figures represent MBIA’s insured net par outstanding as of December 31, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of January 5, 2010. The totals may not sum due to rounding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing CDOs of ABS

$ in millions	Number of CDOs	Net Par Outstanding	% Collateral that is CDO of ABS	Vintage of CDO of ABS				CDO of ABS - Ratings As of January 5, 2010
Year Insured				2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG	Total
2003 and Prior	6	3,180	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	4	4,617	2%	2%	1%	0%	3%	0%	0%	0%	0%	3%	3%
2005	8	7,810	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2006	4	6,439	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2007	14	13,711	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

Subtotal	36	$35,757

		218	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (11 CDOs)

Grand Total		$35,975

All figures represent MBIA’s insured net par outstanding as of December 31, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of January 5, 2010. The totals may not sum due to rounding.

High Yield Corporate CDOs

The High Yield Corporate CDO portfolio totaling $11.8 billion is largely comprised of middle-market/special-opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). MBIA Corp.’s net par exposure to High Yield Corporate CDOs represents 10% of the MBIA Corp.’s CDO exposure and approximately 6% of MBIA Corp.’s total net par insured as of December 31, 2009. The High Yield Corporate CDO portfolio does not contain any material Subprime RMBS, Non-subprime RMBS, and CDOs of ABS exposures. There are two policy payment types for High Yield Corporate CDOs: (i) where MBIA insures current interest and ultimate principal and (ii) where MBIA insures payments upon settlement of individual collateral losses as they occur after the complete erosion of deal deductibles, such payment profiles are referred to as Asset Coverage with a Deductible.

The following table presents the collateral composition, original and current subordination for the High Yield Corporate CDOs, as well as the net derivative asset/(liability) for each year insured. The collateral level detail for each year insured was calculated using a weighted average of the net par written for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over-collateralization and subordination) and reinsurance. The table does not provide collateral level detail on 23 High Yield Corporate CDOs totaling $0.5 billion of net par. These deals were insured in the secondary market prior to 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

High Yield Corporate CDOs: Collateral Composition, Subordination, and Net Derivative Asset/Liability

$ in millions	Number of CDOs	Net Par Outstanding	Collateral as a % of Performing Pool Balance as of December 31, 2009
Year Insured			Corp.	Current Subordination Range Below MBIA	Original Subordination Range Below MBIA	Net Derivative Asset / (Liability)
1999	1	4	100%	17.6%	29.4%	—
2002	1	220	100%	13.2%	19.4%	—
2003	2	622	100%	16.7-48.2%	24.2-30.0%	—
2004	4	2,992	100%	27.8-35.5%	22.0-33.3%	—
2005	3	1,009	100%	18.0-32.4%	21.8-34.0%	—
2006	3	4,199	100%	10.0-46.9%	10.0-49.0%	(0.0)
2007	5	2,225	100%	27.8-41.4%	31.0-42.0%	(0.1)

Subtotal	19	$11,271				$(0.1)

		490	High Yield Corporate CDOs insured in the Secondary Market prior to 2004 (23 CDOs)			(0.2)

Grand Total		$11,761				$(0.3)

Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. The totals may not sum due to rounding.

The decline in subordination from the original subordination ranges presented in the preceding table was the result of defaults in underlying collateral, as well as sales of underlying collateral at discounted prices. Subordination for CDOs insured in earlier years have experienced, on average, more deterioration than those insured in later years. Subordination within CDOs may decline over time as a result of collateral deterioration. The risk of lower subordination levels is typically offset by the amortization of outstanding insured debt and a decrease in the time to maturity. However, there can be no assurance that the Company will not incur losses as a result of deterioration in subordination.

Structured CMBS Pools and CRE CDOs

The Structured CMBS Pools and CRE CDO portfolio is a diversified global portfolio of highly-rated structured transactions primarily supported by collateral from the CRE sector. This portfolio can be sub-divided into two distinct pools: Structured CMBS Pools and CRE CDOs.

MBIA Corp.’s exposure to Structured CMBS Pools totaling $35.0 billion represents 31% of MBIA Corp.’s CDO exposure and approximately 17% of MBIA Corp.’s total net par insured as of December 31, 2009. These transactions are pools of CMBS, Real Estate Investment Trust (“REIT”) debt and CRE CDOs that were structured with a first loss deductible sized to a triple-A (or a multiple of triple-A) level of credit protection before consideration was given to the wrap provided by the Company. The credit protection sizing was a function of the underlying collateral ratings and the structural attributes. MBIA’s guarantee for most structured CMBS pool transactions covers losses on collateral assets once a deductible has been eroded. The securities in the pool are either cash assets or (more typically) securities referenced synthetically. Each pool consists primarily of CMBS securities drawn from a range of different CMBS securitizations, which in turn are backed by a diverse pool of loans secured by CRE properties. The Company’s Structured CMBS Pools are static, meaning that the collateral pool of securitizations cannot be changed.

MBIA Corp.’s CRE CDO exposure comprised approximately 9% or $9.6 billion of MBIA Corp.’s CDO exposure and 5% of the Company’s total insured net par as of December 31, 2009. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. The structures benefit from typical CDO structural protections such as cash diversion triggers, collateral quality tests and manager replacement provisions. MBIA guarantees timely interest and ultimate principal on these CDOs. As with the Company’s other CDOs, these transactions are generally structured with triple-A, or a multiple of triple-A credit support protection below the Company’s guarantee.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the collateral composition, original and current subordination for Structured CMBS Pools and CRE CDOs, as well as the net derivative asset/(liability) for each year insured. The collateral level detail for each year insured was calculated using a weighted average of the net par written for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over-collateralization and subordination) and reinsurance. The following table does not provide collateral level detail on eight Structured CMBS pools totaling $0.3 billion of net par executed in the secondary market. These deals were insured prior to 2005. In addition, all eight deals were rated triple-A at the time MBIA insured the deals.

Structured CMBS Pools and CRE CDOs: Collateral Composition, Subordination, and Net Derivative Asset/Liability

$ in millions	Number of CDOs	Net Par Outstanding	Collateral as a % of Performing Pool Balance as of December 31, 2009
Year Insured			Cusip CMBS	Whole Loans	REIT Debt	Sub-prime RMBS	Other RMBS	ABS	Other	Total	Current Subordination Range Below MBIA	Original Subordination Range Below MBIA	Net Derivative / Asset (Liability)
CRE CDOs
2004	2	381	66%	0%	19%	12%	3%	0%	0%	100%	16.4-19.7%	22.0-22.4%	—
2005	4	1,390	61%	0%	9%	16%	4%	3%	6%	100%	0.0-36.4%	18.0-36.0%	(36)
2006	11	3,422	39%	49%	3%	1%	0%	0%	7%	100%	12.5-59.9%	24.0-60.0%	(43)
2007	10	4,435	64%	25%	3%	1%	1%	0%	6%	100%	15.9-50.4%	20.0-60.0%	(84)

Subtotal	27	$9,628											$(163)

Structured CMBS Pools
2003	1	154	62%	0%	37%	0%	0%	0%	1%	100%	32.7%	26.0%	—
2005	1	2,200	100%	0%	0%	0%	0%	0%	0%	100%	8.0%	8.0%	(1)
2006	10	7,179	89%	0%	0%	0%	0%	0%	11%	100%	10.0-70.0%	10.0-70.0%	(271)
2007	30	25,242	97%	0%	0%	0%	0%	0%	3%	100%	5.0-84.9%	5.0-82.3%	(761)

Subtotal	42	$34,775											$(1,032)

Total	69	$44,402											$(1,195)

		254	Structured CMBS Pools insured in the Secondary Market prior to 2005(8 pools)										—

Grand Total		$44,656											$(1,195)

Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. The totals may not sum due to rounding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The Company’s $44.7 billion net par Structured CMBS Pools and CRE CDO portfolio as of December 31, 2009 did not contain any CDOs of ABS exposures, and the Structured CMBS Pools did not contain any Subprime and Non-subprime RMBS exposures. The underlying credit ratings of the collateral that support the Subprime RMBS, Non-subprime RMBS exposures along with their vintage are presented for the CRE CDO portfolio in the following tables:

CRE CDOs: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

$ in millions	Number of CDOs	Net Par Outstanding	% Collateral that is Subprime	Vintage of Subprime RMBS				Subprime RMBS - Ratings As of January 5, 2010
Year Insured				2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG	Total
CRE CDOs
2004	2	381	12%	9%	0%	2%	12%	0%	1%	4%	1%	6%	12%
2005	4	1,390	16%	10%	3%	3%	16%	0%	1%	2%	6%	8%	16%
2006	11	3,422	1%	0%	0%	0%	1%	0%	0%	0%	0%	0%	1%
2007	10	4,435	1%	0%	0%	0%	1%	0%	0%	0%	0%	0%	1%

Subtotal	27	$9,628

		34,775	Structured CMBS Pools

Total		$44,402

		254	Structured CMBS Pools insured in the Secondary Market prior to 2005 (8 pools)

Grand Total		$44,656

All figures represent MBIA’s insured net par outstanding as of December 31, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of January 5, 2010. The totals may not sum due to rounding.

CRE CDOs: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

$ in millions	Number of CDOs	Net Par Outstanding	% Collateral that is Non Subprime	Vintage of Non Subprime RMBS				Non Subprime RMBS - Ratings As of January 5, 2010
Year Insured				2005 and Prior	2006	2007	2009	Total	AAA	AA	A	BBB	Below IG	Total
CRE CDOs
2004	2	381	3%	1%	1%	1%	0%	3%	0%	1%	0%	0%	1%	3%
2005	4	1,390	4%	1%	1%	0%	2%	4%	2%	0%	0%	2%	1%	4%
2006	11	3,422	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2007	10	4,435	1%	1%	0%	0%	0%	1%	0%	0%	0%	1%	0%	1%

Subtotal	27	$9,628

		34,775	Structured CMBS Pools

Total		$44,402

		254	Structured CMBS Pools insured in the Secondary Market prior to 2005 (8 pools)

Grand Total		$44,656

All figures represent MBIA’s insured net par outstanding as of December 31, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of January 5, 2010. The totals may not sum due to rounding.

While we have observed continued stress in the CMBS market, including a substantial rise in loan delinquencies by borrowers, we have not recognized impairments on these transactions. Our structured CMBS pool portfolio comprises over 54,000 loans and is well diversified geographically and by property type in keeping with the industry as a whole. The current weighted average debt service coverage ratio (“DSCR”) of underlying mortgages

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

in the CMBS pools is 1.56 based on net operating income derived from the most recent property level financial statements. The weighted average loan-to-value ratio is 71%. Virtually all of the loans are long-term and fixed-rate in nature. Approximately 30% of the loans will mature within the next five years; however, the weighted average DSCR of these loans is significantly higher at 1.71. These factors, combined with MBIA deal attachment points ranging from 5% to 80% depending upon collateral composition provide substantial protection against losses. Additionally, underlying bond collateral loss coverage in our pools generally ranges from 2% to 30% providing further protection against losses.

Delinquencies of underlying commercial mortgages continue to rise, albeit from historically low levels. As of December 31, 2009, 30-day and over delinquencies continued to increase in the fixed rate, conduit CMBS market to 5.45% and in MBIA’s insured portfolio 5.62%, primarily due to MBIA’s concentration in the 2006 vintage. MBIA believes delinquencies will continue to increase throughout 2010 and perhaps longer depending on the economic recovery. However, initial delinquencies are not “rolling to loss” at a predictable rate. Since most CMBS-eligible loans are on income producing property, the proportion of seriously delinquent loans that restructured or extended may be much higher than that which we observe in the residential market. Very few of the 2006-2007 vintage loans that comprise most or our CMBS exposure have been foreclosed and liquidated at this time.

During 2009, all three major rating agencies announced and/or executed plans to review and downgrade recent vintage CMBS collateral. Moreover, they continue to change their fundamental rating methodologies for this sector. Many of our positions have been downgraded by one or more of the agencies. Given the recent increase in delinquencies we have also downgraded many of our positions internally. Given these additional stresses, some of the Company’s insured positions may be further downgraded. In addition, we believe there continues to be a risk of a severe and prolonged recession, which could result in increased losses on CMBS collateral. In such an event, the performance of the underlying commercial mortgages in the portfolio may be materially adversely affected. In the event that loan level losses exceed the credit enhancement in our pools, the Company could incur substantial losses.

Investment Management Services Operations

Summary

Our investment management services operations consist of three operating segments: advisory services, asset/liability products and conduits. In our advisory services segment, our registered investment advisors provide fixed-income asset management services to third parties and to our other segments on a fee-for-service basis. In our asset/liability products segment, MBIA Inc. and certain of its subsidiaries have issued debt and investment agreements, which are insured by MBIA Corp., and then initially purchased assets that largely matched the duration of those liabilities. Our conduit segment funded transactions by issuing debt, which is insured by MBIA Corp. The ratings downgrades of MBIA Corp. in 2008 and 2009 resulted in the cessation of debt and investment agreement issuance and the termination and collateralization of most investment agreements, causing the Company to begin winding down its asset/liability products and conduit businesses. Beginning in 2010 and in connection with the wind-down of our asset/liability products and conduit segments, we will no longer report our advisory services, asset/liability products, and conduit segments within a single operations group.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following tables summarize the results and assets under management of our investment management services operations for the years ended December 31, 2009, 2008 and 2007. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

				Percentage Change
In millions	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net investment income	$215	$932	$1,598	-77%	-42%
Fees and reimbursements	46	47	48	-2%	-2%
Net gains (losses) on financial instruments at fair value and foreign exchange	140	55	179	n/m	-69%
Net realized gains (losses)	(3)	(770)	23	-100%	n/m
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(536)	(950)	(20)	-44%	n/m
Other-than-temporary impairments recognized in accumulated other comprehensive loss	171	—	—	100%	0%

Net investment losses related to other-than-temporary impairments	(365)	(950)	(20)	62%	-100%
Net gains on extinguishment of debt	247	341	11	-28%	100%

Total revenues	280	(345)	1,839	n/m	-119%

Operating	82	84	105	-3%	-20%
Interest	288	929	1,424	-69%	-34%

Total expenses	370	1,013	1,529	-63%	-33%

Pre-tax income (loss)	$(90)	$(1,358)	$310	93%	n/m

Ending assets under management:
Third-party	$25,411	$20,317	$22,087	25%	-8%
Insurance and corporate	9,251	11,598	10,687	-20%	9%
Asset/liability products and conduit	7,426	11,708	30,506	-37%	-62%

Total ending assets under management	$42,088	$43,623	$63,280	-4%	-31%

n/m—Percentage change not meaningful.

For the year ended December 31, 2009, investment management services’ revenues were $280 million compared with negative revenues of $345 million in 2008 and revenues of $1.8 billion in 2007. During 2009 and 2008, investment management services’ revenues were materially adversely affected by impairments of investments and losses from the sale of investments. Additionally, net investment income in 2009 and 2008 was materially adversely affected by the wind-down of the asset/liability products segment. For the year ended December 31, 2009, investment management services’ expenses of $370 million decreased by 63% from 2008. For the year ended December 31, 2008, investment management services’ expenses of $1.0 billion decreased by 33% from 2007. The significant decline in expenses over the past two years was primarily due to lower interest expense and program costs in the asset/liability products segment due to a reduced program size from wind-down of this business.

As of December 31, 2009, ending assets under management of $42.1 billion were $1.5 billion lower than as of December 31, 2008. Ending assets under management as of December 31, 2008 decreased $19.7 billion compared with December 31, 2007. While assets managed for third parties have increased substantially during 2009, decreases in assets under management over the past two years were predominantly due to lower outstanding balances in our asset/liability products segment as asset maturities and sales were used to retire outstanding investment agreements and MTNs upon scheduled amortizations, terminations of investment agreements due to ratings downgrades, and repurchases of MTNs by the Company. Additionally, Conduit segment assets have declined due to the maturity and scheduled amortizations of transactions and insurance assets have declined primarily due to claim payments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Average assets under management in our investment management services operations decreased 25% to $42.6 billion for the year ended December 31, 2009 from $56.8 billion for the year ended December 31, 2008. Total average assets under management as of December 31, 2008 decreased 14% from $66.0 billion at December 31, 2007. These decreases were primarily due to declines in assets managed within our asset/liability products and conduit segments.

The following provides a summary of each of the investment management services operations’ segments. Refer to “Note 15: Business Segments” in the Notes to Consolidated Financial Statements for additional information about the Company’s investment management services’ segments.

Advisory Services

				Percentage Change
In millions	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Total revenues	$55	$60	$74	-6%	-20%
Total expenses	48	45	56	8%	20%

Pre-tax income (loss)	$7	$15	$18	-52%	-17%

For the year ended December 31, 2009, our advisory services segment reported pre-tax income of $7 million compared with $15 million for 2008. The decrease in pre-tax income for the year ended December 31, 2009 primarily resulted from a decrease in asset management fees earned on assets managed for our other segments (principally, for our asset/liability products segment), which declined substantially. In 2008, advisory services’ pre-tax income of $15 million decreased 17% from $18 million in 2007, which primarily resulted from realized losses related to a write-down of a receivable and a write-down of goodwill.

Average third-party assets under management for the year ended December 31, 2009 were $23.7 billion compared with $21.9 billion for the year ended December 31, 2008 and $26.9 billion for the year ended December 31, 2007. As of December 31, 2009, third-party ending assets under management at market value were $25.4 billion, increasing 25% from $20.3 billion as of December 31, 2008. The increase in 2009 resulted from increases in municipal pool balances and new separate account management and CDO management assignments. Third-party ending assets under management as of December 31, 2008 decreased 8% from $22.1 billion as of December 31, 2007 primarily due to a decrease in municipal pool balances. As of December 31, 2009, ending assets under management at market value related to the Company’s other segments were $16.7 billion, decreasing 28% from $23.3 billion as of December 31, 2008. Ending assets under management related to our other segments as of December 31, 2008 decreased 43% from $41.2 billion as of December 31, 2007. The decrease in assets managed for our other segments was principally the result of amortizations and sales of investments to repurchase MTNs and repay maturing and terminated investment agreements in our asset/liability products segment.

The Company has issued commitments to three pooled investment programs managed or administered by Cutwater Investor Services Corp. (“Cutwater-ISC”), formerly known as MBIA Municipal Investor Service Corporation and its subsidiary. These commitments, which are accounted for as derivatives and recorded on the Company’s balance sheet at fair value, cover losses in such programs should the net asset values per share decline below specified per share values. As of December 31, 2009, the maximum amount of future payments that the Company would be required to make under these commitments was $5.9 billion. These commitments will be in effect as long as Cutwater-ISC and its subsidiary remain as manager or administrator and each program remains in compliance with its respective investment objectives and policies. Although the pools hold high-quality short-term investments, there is risk that the Company will be required to make payments or incur a loss under these guarantees in the event of material redemptions by shareholders of the pools and the need to liquidate investments held in the pools. The net unrealized gains or losses on these derivatives were losses of $5 thousand for the year ended December 31, 2009, gains of $12 thousand for the year December 31, 2008 and gains of $2 thousand for the year ended December 31, 2007. The Company has, and may in the future, purchase

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

investments at its discretion from the pooled investment programs it manages, whether or not such programs have been guaranteed by the Company.

Asset/Liability Products

				Percentage Change
In millions	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Total revenues	$179	$(486)	$1,555	137%	-131%
Total expenses	307	881	1,261	-65%	-30%

Pre-tax income (loss)	$(128)	$(1,367)	$294	-91%	n/m

For the year ended December 31, 2009, our asset/liability products segment reported a pre-tax loss of $128 million compared with $1.4 billion for 2008. The pre-tax loss for the year ended December 31, 2009 primarily resulted from realized losses of $365 million related to other-than-temporary impairments of investments, partially offset by net gains of $203 million principally from MTN liability repurchases at discounts. The pre-tax loss in 2008 resulted from $1.7 billion of net realized losses from investment securities sales and impairments, partially offset by $341 million of net gains on MTN repurchases and investment agreement terminations and by $66 million of net gains on financial instruments recorded at fair value and foreign exchange.

As of December 31, 2009, principal and accrued interest outstanding on investment agreement and MTN obligations and securities sold under agreements to repurchase totaled $5.5 billion compared with $9.7 billion at December 31, 2008. The decrease in these liabilities principally resulted from scheduled amortizations, terminations of investment agreements due to ratings downgrades, and repurchases of MTNs by the Company. During 2009, we repurchased $544 million par value outstanding of MTNs at an average price of $47.40. In addition, as of December 31, 2009, the segment had a secured loan outstanding payable to MBIA Corp. of $1.6 billion and cash advanced from the Company’s corporate segment of $600 million. Cash and investments supporting the segment’s liabilities, including intercompany liabilities, had market values plus accrued interest of $5.3 billion and $9.1 billion as of December 31, 2009 and December 31, 2008, respectively. These assets comprised securities with an average credit quality rating of Aa3. Additionally, receivables for securities sold net of payables for securities purchased were $37 million and $64 million as of December 31, 2009 and 2008, respectively. Refer to the “Liquidity” section included herein for a discussion about the liquidity position of the asset/liability products program.

Through MBIA Inc., the asset/liability products segment also entered into matched repurchase and reverse repurchase agreements with National. These agreements, collectively, provide high-quality collateral to the asset/liability products segment for up to $2.0 billion, which is then pledged to investment agreement counterparties, and low-risk investment portfolio yield enhancement to the U.S. public finance insurance segment. As of December 31, 2009, the fair value of security borrowings under these agreements totaled $1.8 billion.

Conduits

				Percentage Change
In millions	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Total revenues	$53	$103	$242	-49%	-57%
Total expenses	22	109	243	-80%	-55%

Pre-tax income (loss)	$31	$(6)	$(1)	n/m	n/m

For the year ended December 31, 2009, pre-tax income in our conduit segment was $31 million compared with a pre-tax loss of $6 million and $1 million for 2008 and 2007, respectively. The increase in pre-tax income for 2009 principally resulted from net gains of $44 million related to the purchase of debt issued by our conduit segment at discounts, partially offset by net losses of $13 million related to fair valuing derivatives. Pre-tax losses for 2008

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

and 2007 principally resulted from the maturity and amortization of transactions financed through our conduits, resulting in lower administrative fees revenues. Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits. As such, we have eliminated intercompany transactions with our conduits from our consolidated balance sheet and statement of operations. After the elimination of such intercompany assets and liabilities, conduit investments (including cash) were $1.9 billion and $2.5 billion as of December 31, 2009 and December 31, 2008, respectively, and conduit debt obligations were $1.8 billion and $2.5 billion as of December 31, 2009 and December 31, 2008, respectively. The effect of these eliminations on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments, representing investments in conduit MTNs by other MBIA subsidiaries, with a corresponding reduction of conduit MTN liabilities.

Corporate Operations

Our corporate operations primarily consist of holding company activities. The following table summarizes the consolidated results of our corporate operations for the years ended December 31, 2009, 2008 and 2007. These results include revenues and expenses from transactions with the Company’s insurance and investment management services operations.

				Percentage Change
In millions	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net investment income	$23	$31	$14	26%	119%
Net gains (losses) on financial instruments at fair value and foreign exchange	(10)	(3)	1	n/m	n/m
Net realized gains (losses)	7	3	(4)	n/m	n/m
Net gains on extinguishment of debt	4	30	—	-88%	n/m
Insurance recoveries	—	—	6	n/m	n/m

Total revenues	24	61	17	61%	n/m

Operating	24	31	29	22%	9%
Interest	69	75	81	8%	-7%

Total expenses	93	106	110	12%	-3%

Pre-tax income (loss)	$(69)	$(45)	$(93)	-54%	-51%

n/m	—Percentage change not meaningful.

For the year ended December 31, 2009, net investment income in our corporate operations decreased 26% to $23 million compared with $31 million in 2008 due to a decrease in yields on invested assets and a decrease in the average balance of invested assets. The average balance of invested assets declined due to payments of interest on corporate debt and operating expenses in the absence of dividends from subsidiaries.

For the year ended December 31, 2008, net investment income in our corporate operations increased 119% to $31 million from $14 million in 2007. The increase was primarily due to growth in invested assets driven by $1.1 billion of proceeds from our public offering of MBIA Inc. common stock in February 2008. The impact of the growth in invested assets was partially offset by lower yields on our investments as we had primarily invested in short-term liquid securities.

For the year ended December 31, 2009, net losses on financial instruments at fair value and foreign exchange included a loss of $6 million related to fair valuing outstanding warrants issued on MBIA Inc. common stock. The loss was attributable to significant fluctuations in MBIA’s stock price and volatility, which are used in the valuation of the warrants.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

For the year ended December 31, 2009, net realized gains from investment securities in our corporate operations were $7 million compared with $3 million in 2008 and net realized losses of $4 million in 2007. Net realized gains and losses are typically generated from the ongoing management of our investment portfolio.

During 2009 and 2008, we repurchased $47 million and $127 million, respectively, par value outstanding corporate debt at a discount to carrying value and recognized net gains of $4 million and $30 million, respectively. We did not repurchase any corporate debt during 2007.

For the year ended December 31, 2007, corporate operations recorded insurance recoveries of $6 million, which represented recoveries received on the Company’s directors’ and officers’ insurance policy. These insurance recoveries reimbursed the Company for a portion of the expenses incurred by the Company in connection with regulatory investigations and related private securities and derivative litigations. No additional recoveries were received in 2008 and 2009. On December 30, 2009, MBIA received a favorable ruling on its motion for summary judgment in a litigation initiated to recover legal fees in connection with these proceedings and regulatory investigations. While one category of costs was excluded, the judgment entitles MBIA to approximately $14 million of additional insurance proceeds. Both parties to the litigation have filed notices of appeal.

For the year ended December 31, 2009, corporate operating expenses decreased compared with 2008 primarily due to a decrease in legal costs of $6 million partially offset by an increase in the amount of directors’ and officers’ liability insurance expense allocated to this segment. Interest expense decreased 8% to $69 million from $75 million in 2008 as a result of repurchasing corporate debt during 2008 and 2009.

Variable Interest Entities

We consolidate certain third-party VIEs as a result of financial guarantees provided by our structured finance and international insurance. Additionally, the Company may consolidate VIEs when it invests in debt obligations or equity of, and/or manages the collateral for, such entities. As of December 31, 2009, the assets of consolidated VIEs primarily consisted of fixed rate and floating rate securities and loans, and the liabilities of these VIEs primarily consisted of fixed rate and floating rate notes. Any investments by MBIA in VIE notes or equity issued by consolidated VIEs are eliminated upon consolidation into MBIA’s financial statements. Refer to “Note 9: Variable Interest Entities” in the Notes to Consolidated Financial Statements for additional information about the Company’s VIEs.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the twelve months ended December 31, 2009, 2008 and 2007 are as follows:

	Year-To-Date December 31,
In millions	2009		2008		2007
Pre-tax income (loss)	$1,217		$(3,727)		$(3,066)
Provision (benefit) for income taxes	$583	47.9%	$(1,055)	28.3%	$(1,144)	37.3%

For the year ended December 31, 2009, the Company’s effective tax rate applied to our pre-tax income was higher than the statutory tax rate of 35%. The difference in rates is principally a result of a $168 million increase in our valuation allowance related to asset impairments and other realized capital losses for which we do not expect to realize a tax benefit.

For the year ended December 31, 2008, the effective tax rate applied to our pre-tax loss was lower than the statutory tax rate of 35% primarily due to the establishment of a valuation allowance of $351 million against our deferred tax asset. The valuation allowance was attributable to asset impairment and capital loss carryforward, which offset the benefit of tax-exempt interest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

For the year ended December 31, 2007, the effective tax rate applied to our pre-tax loss was higher than the statutory tax rate of 35% primarily due to the benefit of tax-exempt interest income.

Refer to “Note 14: Income Taxes” in the Notes to Consolidated Financial Statements for a detailed analysis of the Company’s effective tax rate.

Deferred Tax Asset, Net of Valuation Allowance

The Company is required to establish a valuation allowance against its deferred tax asset when we believe that it is more likely that we will not realize the asset than that we will. All evidence, both positive and negative, needs to be identified and considered in making the determination. Future realization of the existing deferred tax asset ultimately depends on the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under the tax law.

As of December 31, 2009, the Company reported a net deferred tax asset of $768 million which includes a valuation allowance of $490 million. The change in the valuation allowance for the year ended December 31, 2009 was an increase of $138 million which was primarily due to realized losses resulting from asset impairments offset by a reduction in the valuation allowance of $30 million as part of the adoption of an accounting guidance for recognition and presentation of other-than-temporary Impairments. As of December 31, 2008, the Company had a valuation allowance of $351 million.

Refer to “Note 3: Recent Accounting Pronouncements” and “Note 14: Income Taxes” in the Notes to the Consolidated Financial Statements for further discussions about the adoption and our deferred tax asset and valuation allowance, respectively.

Ownership Change under Section 382 of the Internal Revenue Code

Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section., In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a defined testing period, generally three years (“Section 382 Ownership Change”).

The Company has experienced a shift in ownership as a result of our February 2008 equity offering, as well as Warburg Pincus investments and other transactions involving our shares. As of December 31, 2009, the Company, however, has not triggered a Section 382 Ownership Change. If the Company were to experience a Section 382 Ownership Change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carryforwards and certain other losses, credits, deductions or tax basis. The Company cannot give any assurance that it will not undergo an ownership change at a time when these limitations would have a significant effect. As of January 1, 2010, the increase in the aggregate ownership of certain stockholders of MBIA over the relevant testing period was 43%.

Five-Year NOL Carryback

On November 6, 2009, as part of The Worker, Homeownership, and Business Assistance Act of 2009, the NOL carryback provision within the U.S. income tax law was amended to allow, through an election, all businesses with NOLs in either 2008 or 2009 (but not both) to claim refunds of taxes paid within the prior five years. In the fifth preceding year of the carryback period, the recovery is limited to the 50% of taxable income for that carryback year. There is no such limitation to the first four preceding years of the carryback period.

Based on the Company’s NOL position for the year ended December 31, 2009, the Company expects to make the election under the new 5-year NOL carryback provision and fully recover the available amount of approximately $502 million in taxes paid in the carryback period. The amount of the expected refund will be allocated amongst the eligible members in accordance with the provision of the Company’s tax sharing

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

agreement. MBIA Inc.’s approximate share of the refund is $222 million, MBIA Insurance Corp.’s share is $277 million and National’s share is $3 million. The Company expects to receive the refund shortly after the Company files its 2009 tax returns with the IRS.

Refer to “Note 14: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources for National and MBIA Corp. Capital resources are defined by the Company as total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Corp. As of December 31, 2009, total shareholders’ equity and total debt was $4.6 billion. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital (shareholders’ equity plus total debt).

Capital Strengthening

Market deterioration in the RMBS and CDO sectors resulted in the major rating agencies reassessing the capital adequacy ratios of financial guarantors to reflect deterioration in the expected performance of transactions within the financial guarantors’ insured portfolios. During 2008 and 2009, MBIA Corp.’s financial strength ratings were downgraded by the major credit rating agencies. The rating agencies attributed their downgrades to factors that included a diminished outlook for new business generation, reduced financial flexibility, vulnerability to further stress in the residential mortgage sector, and declines in share price and CDS spreads. During 2008, we continued our comprehensive capital strengthening plan, which included the issuance of equity and debt securities, the net release of capital supporting amortizing, maturing, and terminating transactions, and the elimination of dividends to MBIA Inc. common shareholders. During 2009, we continued executing our capital strengthening plan with near-term objectives that included deleveraging our balance sheet and maximizing our liquidity position to maintain appropriate claims-paying resources.

Securities Repurchases

Equity securities

On February 1, 2007, our Board of Directors authorized the repurchase of common stock up to $1.0 billion under a new share repurchase program, which superseded the previously authorized program. However, we decided to suspend share repurchases under the program in light of concerns and uncertainties regarding the housing markets, the structured finance sector and the U.S. economy.

In August 2008, our Board of Directors approved the resumption of our share repurchase program. Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to support our liquidity and maintain the claims-paying ratings of MBIA Corp. and National as well as other business needs.

As of December 31, 2009, we have repurchased 45 million common shares of MBIA Inc. under our share repurchase program at a cost of $896 million and an average price of $19.75 per share, and $104 million remained available under the program. During 2009, we repurchased 5 million shares at an average price of $3.16 per share.

As of December 31, 2008, MBIA Insurance Corporation had 2,759 shares of preferred stock issued and outstanding with a carrying value of $28 million. During 2009, MBIA Inc. repurchased 1,082 shares of the outstanding preferred stock of MBIA Insurance Corporation at a purchase price of $10,000 per share or 10% of the face value, of which 1,012 shares were repurchased in connection with a tender offer for the shares. As of December 31, 2009, on a consolidated basis, 1,677 preferred shares of MBIA Insurance Corporation remained outstanding to unaffiliated investors with a carrying value of $17 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

Debt securities

In addition to stock repurchases, MBIA Inc. or its subsidiaries may repurchase their outstanding debt securities at prices that we deem to be economically advantageous. As of December 31, 2009, MBIA Inc. repurchased $74 million par value outstanding of its general corporate debt at approximately 58% of par value, and our investment management services operations repurchased $690 million par value outstanding of MTNs issued by its asset/liability products segment at approximately 52% of par value. Additionally, as of December 31, 2009, MBIA Inc. repurchased $7 million par value of surplus notes issued by MBIA Insurance Corporation at approximately 31% of par value. The gain on the repurchase of surplus notes by MBIA Inc. is only reflected in the consolidated accounts of the Company.

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

Shelf Registration

From time to time, MBIA accesses the capital markets to support the growth of its businesses. As such, we filed a registration statement on Form S-3ASR with the SEC in June 2007 for an indeterminate amount which replaced and canceled remaining balances on all prior shelf registration statements filed with the SEC. This shelf registration permits us to issue an indeterminate amount of various debt and equity securities described in the prospectus filed as part of the registration statement. In February 2008, we filed amendments to our Form S-3ASR to allow the issuance of $1.15 billion of common stock as part of our capital strengthening.

LIQUIDITY

Liquidity risk is the risk that an enterprise will not have sufficient resources to meet contractual payment obligations when due. Management of liquidity risk is of critical importance to financial services companies, and most failures of financial institutions have occurred in large part due to their inability to maintain sufficient liquidity resources under adverse circumstances. Generally, failure to maintain an appropriate liquidity position results from an enterprise’s inability to access the capital markets, a lack of adequate cash flow from operations or investing activities, inability to liquidate assets and/or an unexpected acceleration of payments to settle liabilities. We encounter significant liquidity risk in our insurance businesses, asset/liability products business and corporate operations.

The Company has instituted a liquidity risk management framework, the primary objective of which is to monitor potential liquidity constraints in our asset and liability portfolios and guide the proactive matching of liquidity resources to needs. Our liquidity risk management framework monitors the Company’s cash and liquid asset resources using stress-scenario testing. Members of MBIA’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity cushions on an enterprise-wide basis.

As part of our liquidity risk management framework, we also evaluate and manage liquidity on both a legal entity basis and a segment basis. Legal entity liquidity is an important consideration as there are legal, regulatory and other limitations on our ability to utilize the liquidity resources within the overall enterprise. We also seek to manage segment liquidity, particularly between our corporate and asset/liability products segments as they relate to MBIA Inc. Unexpected loss payments arising from ineligible mortgages in securitizations that we have insured, dislocation in the global financial markets, the overall economic downturn in the U.S., and the loss of our triple-A insurance financial strength ratings in 2008 significantly increased the liquidity needs and decreased the financial flexibility in our segments and legal entities. We continued to satisfy all of our payment obligations and we believe that we have adequate resources to meet our ongoing liquidity needs in both the short-term and the long-term.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

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

Since inception, National, the entity from which we conduct our U.S. public finance insurance business, has exhibited robust cash flows from operations, and relatively stable and predictable cash outflows. National held cash and short-term investments of $316 million as of December 31, 2009, and maintained a highly liquid investment portfolio consisting predominately of highly rated municipal bonds.

As of December 31, 2009, the Company believed that the liquidity position of its U.S. public finance insurance segment was sufficient to meet cash requirements in the ordinary course of business.

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

Since the fourth quarter of 2007, MBIA Corp. has made $5.1 billion of cash payments, before reinsurance, associated with insured second-lien RMBS securitizations, as well as settlement payments relating to CDS contracts referencing CDO-squareds and multi-sector CDOs. Among MBIA Corp.’s outstanding insured portfolio, these types of insured exposures have exhibited the highest degree of payment volatility and continue to pose material liquidity risk to the Company’s structured finance and international insurance segment. As a result of the current economic stress, MBIA Corp. could incur additional payment obligations beyond these mortgage-related exposures, which may be substantial, increasing the stress on MBIA Corp.’s liquidity.

Since the first quarter of 2008, MBIA Corp. has paid $3.9 billion of claims, before reinsurance, on policies insuring second-lien mortgage securitizations. We believe these payments were driven primarily by tens of thousands of ineligible mortgages being placed in the securitizations in violation of the representations and warranties of the sellers/servicers. As a result, payments have been far in excess of the level that might be expected in an economic downturn. We believe the current liquidity position of MBIA Corp. is adequate to make expected future payments on these exposures, but the degree of loss within these transactions has been unprecedented, and continued elevated levels of payments will cause additional stress on our liquidity position.

In general, our structured finance and international segment’s financial guarantee contracts and CDS contracts cannot be accelerated, thereby mitigating liquidity risk. However, under the terms of our insured CDS contracts, the insured counterparty may have a right to terminate the CDS contracts upon an insolvency or payment default by the guarantor (MBIA Corp. or MBIA UK) or LaCrosse, the entity that issued the CDS insured by MBIA Corp. or

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

MBIA UK. Obligor defaults, credit impairments, and adverse capital markets conditions such as we are currently experiencing, can create payment requirements as a result of our irrevocable pledges to pay principal and interest, or other amounts owing on insured obligations, when due. Additionally, our structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes and preferred stock issuance. MBIA Corp. also provides guarantees to the holders of our asset/liability products debt obligations. If our asset/liability products segment or MBIA Inc. were unable to service the principal and interest payments on its debt and investment agreements, the holders of the insured liabilities would make a claim under the MBIA Corp. insurance policies. MBIA Corp. has lent $2.0 billion to the asset/liability products segment on a secured basis for the purpose of minimizing the risk that such claim would be made. The loan matures in the fourth quarter of 2011. During the fourth quarter of 2009, a total of $400 million of the secured loan was repaid and an additional $75 million was repaid in January 2010. The Company expects that the loan will be fully repaid, however, the timing of the ultimate repayment may be affected by the performance of assets in the asset/liability products segment’s investment portfolio and by MBIA Inc.’s requirements to post collateral against guaranteed investment contracts, swap contracts, and internal and external borrowing facilities.

In order to monitor liquidity risk and maintain appropriate liquidity resources for payments associated with our residential mortgage-related exposures, MBIA employs a stress scenario-based liquidity model using the same “Roll Rate Default Methodology” as described under the “Loss and Loss Adjustment Expense” heading within the “Critical Accounting Estimates” section included herein. Using this methodology, the Company estimates the level of payments that would be required to be made under stress-level default assumptions of the underlying collateral taking into account MBIA’s obligation to cover such defaults under our insurance policies. These estimated payments, together with all other significant operating, financing and investing cash flows are forecasted over the next 24-month period on a monthly basis and then annually thereafter to the final maturity of the longest dated outstanding insured obligation. The stress-loss scenarios and cash flow forecasts are frequently updated to account for changes in risk factors and to reconcile differences between forecasted and actual payments.

In addition to our residential mortgage stress scenario, we also monitor liquidity risk using a Monte Carlo estimation of potential stress-level claims for all insured principal and interest payments due in the next 12-month period. These probabilistically determined payments are then compared to the Company’s invested assets. This theoretic liquidity model supplements the scenario-based liquidity model described.

The Company manages the liquidity of its structured finance and international segment with the goal of maintaining cash and liquid securities in an amount in excess of all projected stress scenario payment requirements. To the extent our liquidity resources fall short of our target liquidity cushions under the stress-loss scenario testing, the Company will seek to increase its cash holdings position, by selling or financing assets in its investment portfolio or drawing upon one or more of its contingent sources of liquidity. As of December 31, 2009, MBIA Corp. had unencumbered cash and available-for-sale investments of $3.3 billion, of which $1.1 billion comprised cash and highly liquid assets of MBIA Insurance Corporation (the NY-regulated entity). We believe that MBIA Corp. has sufficient cash on hand, liquid assets and future cash receipts to satisfy expected claims payments.

Investment Management Services Liquidity

Within our investment management services operations, the asset/liability products segment is subject to material liquidity risk. Cash needs in the asset/liability products segment are primarily for the payment of principal and interest on investment agreements and MTNs, and for posting collateral under repurchase agreements, derivatives and investment agreements, as well as for the payment of operating expenses. The primary sources of cash within the asset/liability products segment used to meet its liquidity needs include scheduled principal and interest on assets held in the segment’s investment portfolio and dedicated capital held within the investment management services operations. If needed, assets held within the segment can be sold or used in secured repurchase agreement borrowings to raise cash. However, our ability to sell assets or borrow against non-U.S. government securities in the fixed-income markets decreased dramatically and the cost of such transactions increased dramatically over the last two years due to the impact of the credit crisis on the willingness of investors

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

to purchase or lend against even very high-quality assets. In addition, negative net interest spread between asset and liability positions resulted from the need to hold cash as collateral against terminable investment agreement contracts and reduced the cash flow historically provided by net investment income.

In order to monitor liquidity risk and maintain appropriate liquidity resources for near-term cash and collateral requirements within our asset/liability products segment, the Company calculates monthly forecasts of asset and liability maturities, as well as collateral posting requirements. Cash availability at the low point of our 12-month forecasted cash flows is measured against liquidity needs using stress-scenario testing of each of the potential liquidity needs described above. To the extent there is a shortfall in our liquidity coverage, the Company proactively manages its cash position and liquidity resources with a goal of maintaining an adequate cushion to the stress scenario. These resources include the sale of unpledged assets, the use of free cash within the asset/liability products segment and at the corporate segment level, and potentially increased securities borrowings from National.

The asset/liability products segment, through MBIA Inc., maintained simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with National for up to $2.0 billion based on the fair value of securities borrowed. As of December 31, 2009, the fair value of security borrowings under these agreements totaled $1.8 billion. The asset/liability products segment has collateralized these security borrowings with assets rated A or better and having an aggregate fair value in excess of the securities borrowed. The NYSID approved the Asset Swap in connection with the re-domestication of National to New York. National has agreed to use good faith efforts to reduce the amount of the Asset Swap to no more than 10% of its admitted assets by no later than December 2011.

Other liquidity support outstanding as of December 31, 2009 included a $600 million advance from our corporate segment to our asset/liability products segment and a secured loan between MBIA Inc. and MBIA Insurance Corporation for up to $2.0 billion, under which $1.6 billion was borrowed. As of December 31, 2009, including the $2.2 billion of intercompany resources, the asset/liability products segment had cash and investments of $5.3 billion and receivables for securities sold net of payables for securities purchased of $37 million.

Following the Moody’s downgrade of MBIA Corp. to Baa1 in November 2008, most outstanding investment agreements were terminated in accordance with their terms. As of December 31, 2009, we had $5.5 billion in remaining liabilities related to our asset/liability products business, of which $2.7 billion were investment agreements. All of the investment agreements were collateralized by cash or high-grade securities. The asset/liability products program has adequate cash and highly liquid securities to retire all remaining investment agreements where holders have a right to terminate. The remaining $2.8 billion in liabilities consist of MTNs issued by MBIA Global Funding, LLC and term repurchase agreements. No additional collateral or termination provisions would be triggered in the event of a further downgrade of MBIA Corp.’s credit rating. Payments and additional collateral requirements on the liabilities in the asset/liability products segment are expected to be met without the need for additional asset sales in the current stressed credit environment but rather from cash flows from investments and the intercompany facilities described above.

We currently believe that the liquidity position of the asset/liability products segment, including the utilization of intercompany resources, is adequate to meet projected payments. Certain events, however, could place further stress on our ability to meet asset/liability segment obligations without additional asset sales or borrowing facilities, including any further asset impairments, asset or liability cash flow variability, or increased collateral margin requirements due to a reduction in the market value or rating eligibility of assets pledged as collateral. In such events, we may be forced to sell additional assets at potentially substantial losses to meet such obligations. Additionally, the asset/liability products segment may receive further liquidity support from our corporate segment however; there can be no assurance that such support would be adequate to meet all payment obligations.

Corporate Liquidity

Liquidity needs in our corporate segment are highly predictable and comprise principal and interest payments on corporate debt and operating expenses. Liquidity risk is associated primarily with the dividend capacity of our

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

insurance subsidiaries, National and MBIA Insurance Corporation, dividends from asset management subsidiaries, investment income and our ability to issue equity and debt. Neither MBIA Corp. nor National is expected to be able to pay dividends following its year end 2009 statutory financial statement filing due to a projected earned surplus deficit as of December 31, 2009. Additionally, the corporate segment maintains excess cash and investments to ensure it is able to meet its ongoing cash requirements over a multi-year period in the event that cash becomes unavailable from one or more sources.

As of December 31, 2009, the corporate activities of MBIA Inc. had $332 million of cash and highly liquid assets available for general corporate liquidity purposes, of which $306 million comprised cash and short-term investments, compared with estimated debt service, including maturities, and operating expenses of $138 million through year-end 2010. In addition MBIA Inc. expects to receive a $222 million tax refund in April 2010 associated with its 2009 tax return which will significantly increase its liquidity resources.

In addition to MBIA Inc.’s corporate liquidity needs described above, it issued investment agreements reported within the Company’s asset/liability products segment, all of which are currently collateralized by high-quality liquid investments. The Company’s corporate debt, investment agreements, MTNs, and derivatives may be accelerated by the holders of such instruments upon the occurrence of certain events, including a breach of covenant or representation, a bankruptcy of MBIA Inc. and the filing of an insolvency proceeding in respect to MBIA Corp. In the event of any such acceleration, the Company may not have sufficient liquid resources to pay amounts due with respect to its corporate debt and other obligations.

Consolidated Cash Flows

Operating Cash Flows

For the year ended December 31, 2009, net cash used by operating activities totaled $2.2 billion compared with $156 million for the year ended December 31, 2008. The Company’s net use of cash in 2009 was largely related to loss payments on financial guarantee insurance policies insuring RMBS exposure. Cash from operating activities were also adversely impacted by a decrease in net investment income and premium collections. Net cash used by operating activities in 2008 resulted from loss payments related to financial guarantee insurance policies and insured CDSs, as well as a decrease in net investment income, which more than offset an increase in premium collections. We believe that we have sufficient cash on hand, liquid assets and future cash receipts to satisfy expected claims payments and other expenses in the future.

Investing Cash Flows

For year ended December 31, 2009, net cash provided by investing activities was $5.0 billion compared with $18.1 billion for the year ended December 31, 2008. Net cash provided by investing activities in 2009 resulted from sales and redemptions of securities for purposes of funding investment agreement withdrawals and terminations, MTN maturities and repurchases, insurance-related loss payments, and improving liquidity in our business segments. Similarly, net cash provided by investing activities in 2008 resulted from sales of securities for purposes of funding investment agreement withdrawals and terminations, MTN maturities and repurchases, and improving liquidity primarily within our asset/liability products segment.

Financing Cash Flows

For the year ended December 31, 2009, net cash used by financing activities was $4.3 billion compared with $15.9 billion for the year ended December 31, 2008. Net cash used by financing activities in 2009 principally related to withdrawals and terminations of investment agreements and maturities and repurchases of MTNs within our asset/liability products segment. Net cash used by financing activities in 2008 also related to withdrawals and terminations of investment agreements and maturities and repurchases of MTNs within our asset/liability products segment, partially offset by proceeds received from our capital issuance and surplus notes transactions.

Subsidiary Dividends

Under New York State insurance law, without prior approval of the Superintendent of the NYSID, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

requirement. The payment of regular dividends in any 12-month period are limited to the lesser of (i) 10% of policyholders’ surplus as reported in the latest filed statutory financial statements and (ii) 100% of adjusted net investment income. Neither MBIA Corp. nor National is expected to be able to pay dividends, including, in the case of MBIA Corp., dividends on its preferred stock, following its year end 2009 statutory financial statement filing due to a projected earned surplus deficit as of December 31, 2009.

On February 17, 2009, MBIA Corp. declared and paid a dividend of $1.2 billion to MBIA Inc. after receiving prior approval from the Superintendent of the NYSID. The $1.2 billion dividend, together with a $945 million return of capital, was used to further capitalize National.

In connection with the separation of our insurance operations, National entered into the previously disclosed reinsurance agreement with MBIA Insurance Corporation, whereby National assumed all of MBIA Insurance Corporation’s outstanding U.S. public finance business. As a consequence of the reinsurance transaction, National recorded a $1.3 billion contingency reserve, which brought its earned surplus to a deficit of $2.0 billion. Effective December 1, 2009, National was redomesticated to the State of New York and is subject to insurance regulations and supervision of the State of New York (its state of incorporation) and all U.S. and non-U.S. jurisdictions in which it is licensed to conduct insurance business. As such, National is subject to New York State insurance law with respect to the payment of dividends as described above. Consistent with our plan to transform our insurance business, the Company has submitted an application to the NYSID requesting approval to reset National’s unassigned surplus, of which earned surplus is a component.

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

Triple-A One, an MBIA-administered multi-seller conduit consolidated in the Company’s conduit segment, historically issued commercial paper to fund assets, which were insured by MBIA Corp. Triple-A One also maintained backstop liquidity facilities covering 100% of the face amount of commercial paper outstanding. During 2008, conditions in the asset-backed commercial paper market deteriorated making it increasingly difficult for Triple-A One to issue new commercial paper at commercially acceptable rates to repay maturing obligations. Accordingly, Triple-A One borrowed under its liquidity facilities to repay maturing commercial paper. The financial guarantee policies issued by MBIA Corp. to insure the assets of Triple-A One cannot be accelerated to repay borrowings under the liquidity facilities and only guarantee ultimate payments over time relating to the assets. By September 2008, these facilities were drawn in full and Triple-A One ceased issuing commercial paper. As of December 31, 2009 borrowings under liquidity facilities totaled $433 million and will be repaid as the assets purchased by Triple-A One mature.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Investments

Our available-for-sale investment portfolios comprise high-quality fixed-income securities and short-term investments. As of December 31, 2009 and 2008, the fair value of our consolidated available-for-sale investment portfolio was $13.3 billion and $17.0 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of December 31, 2009 and 2008 were $803 million and $2.3 billion, respectively.

			Percent Change
In millions	2009	2008	2009 vs. 2008
Available-for-sale investments:
U.S. public finance insurance operations:
Amortized cost	$5,257	$—	—
Unrealized net gain (loss)	15	—	—

Fair value	$5,272	$—	—

Structured finance and international insurance operations
Amortized cost	$2,733	$—	—
Unrealized net gain (loss)	(136)	—	—

Fair value	$2,597	$—	—

Combined insurance operations:
Amortized cost	$7,990	$8,834	-10%
Unrealized net gain (loss)	(121)	(160)	-24%

Fair value	$7,869	$8,674	-9%

Investment management services operations
Amortized cost	$6,461	$10,279	-37%
Unrealized net gain (loss)	(1,241)	(2,328)	-47%

Fair value	$5,220	$7,951	-34%

Corporate segment
Amortized cost	$259	$365	-29%
Unrealized net gain (loss)	(2)	(7)	-77%

Fair value	$257	$358	-28%

Total available-for-sale investments:
Amortized cost	$14,710	$19,478	-24%
Unrealized net gain (loss)	(1,364)	(2,495)	-45%

Total available-for-sale investments at fair value	$13,346	$16,983	-21%

Held-to-maturity investments:
Structured finance and international insurance operations Amortized cost	$1,176	$1,215	-3%
Investment management services operations Amortized cost	1,958	2,441	-20%

Total held-to-maturity investments at amortized cost	$3,134	$3,656	-14%

Investments held as trading:
Structured finance and international insurance operations
Amortized cost	$120	$—	—
Unrealized net gain (loss)	8	—	—

Fair value	$128	$—	—

Consolidated investments at carrying value	$16,608	$20,639	-20%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

The carrying value of our consolidated investment portfolio decreased 20% to $16.6 billion as of December 31, 2009 from $20.6 billion as of December 31, 2008. The decrease in the amortized cost of available-for-sale investments in the Company’s investment management services operations principally resulted from the maturity and sale of investments to repay investment agreement and MTN obligations within our asset/liability products segment, as well as the other-than-temporary impairment of securities. Investment management services held-to-maturity investments decreased as a result of maturities of transactions within our conduit segment. Investments held as trading represent the assets of a VIE consolidated by our structured finance and international insurance segment.

The fair value of the Company’s investments is based on prices which include quoted prices in active markets and prices based on market-based inputs that are either directly or indirectly observable, as well as prices from dealers in relevant markets. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates and general market credit spreads occurring after a fixed-income security is purchased, although other factors may also influence fair value, including specific credit-related changes, supply and demand forces and other market factors. When the Company holds an available-for-sale investment to maturity, any unrealized gain or loss currently recorded in accumulated other comprehensive income (loss) in the shareholders’ equity section of the balance sheet is reversed. As a result, the Company would realize a value substantially equal to amortized cost. However, when investments are sold prior to maturity, the Company will realize any difference between amortized cost and the sale price of an investment as a realized gain or loss within its statement of operations. The investment portfolios of the conduit segment, as well as certain consolidated VIEs, are classified as held-to-maturity, as the Company has the ability and intent to hold these investments to their contractual maturity. Portfolios classified as held-to-maturity are reported on the Company’s consolidated balance sheet at amortized cost and are not adjusted to reflect unrealized changes in fair value. In 2009, the Company established three new mutual funds. The assets of these funds are classified as trading in accordance with accounting guidelines for investment companies. Changes in fair value of investments designated as trading are recorded in net realized gains (losses) on our statement of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of December 31, 2009 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance Available-for-Sale		Structured Finance and International Available-for-Sale		Investment Management Services Available-for-Sale		Corporate Available-for-Sale		Investments Held-to-Maturity		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Aaa	$2,114	42%	$1,011	63%	$1,100	29%	$—	0%	$100	4%	$4,325	34%
Aa	2,088	42%	70	4%	609	16%	—	0%	92	4%	2,859	22%
A	530	11%	28	2%	914	24%	—	0%	1,056	43%	2,528	20%
Baa	119	2%	46	3%	476	12%	—	0%	1,149	47%	1,790	14%
Below investment grade	1	0%	460	28%	370	10%	5	100%	45	2%	881	7%
Not rated	132	3%	3	0%	328	9%	—	0%	—	0%	463	3%

Total	$4,984	100%	$1,618	100%	$3,797	100%	$5	100%	$2,442	100%	$12,846	100%
Short-term investments	288		971		1,186		244		358		3,047
Unrealized loss not reflected in carrying value of held-to-maturity investments	—		—		—		—		332		332
Investments held as trading	—		128		—		—		—		128
Other investments	—		8		237		8		2		255

Consolidated investments at carrying value	$5,272		$2,725		$5,220		$257		$3,134		$16,608

As of December 31, 2009, the weighted average credit quality of the Company’s available-for-sale and held-to-maturity investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance Available-for-Sale	Structured Finance and International Available-for-Sale	Investment Management Services Available-for-Sale	Corporate Available-for-Sale	Investments Held-to-Maturity
Weighted average credit quality ratings	Aa	Aa	A	—	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of December 31, 2009, Insured Investments at fair value represented $4.3 billion or 26% of consolidated investments, of which $2.9 billion or 18% of consolidated investments were insured by MBIA Corp. and National. This includes conduit investments of $1.7 billion at fair value, or 10% of consolidated investments, which were all insured by MBIA Corp.

As of December 31, 2009, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the A range, and 4% of the total investment portfolio would be rated below investment grade.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

The distribution of the Company’s Insured Investments by financial guarantee insurer as of December 31, 2009 is presented in the following table:

	U.S. Public Finance Available-for-Sale		Structured Finance and International Available-for-Sale		Investment Management Services Available-for-Sale		Corporate Available-for-Sale		Investments Held-to-Maturity		Total Insured Investments
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
MBIA Corp.	$43	0%	$283	2%	$551	3%	$—	0%	$1,680	10%	$2,557	15%
FSA	285	2%	3	0%	342	2%	—	0%	—	0%	630	4%
Ambac	87	1%	—	0%	323	2%	5	0%	—	0%	415	3%
National	286	1%	—	0%	95	1%	—	0%	—	0%	381	2%
FGIC	12	0%	2	0%	147	1%	—	0%	—	0%	161	1%
Other	142	1%	2	0%	39	0%	—	0%	—	0%	183	1%

Total	$855	5%	$290	2%	$1,497	9%	$5	0%	$1,680	10%	$4,327	26%

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

The underlying ratings of the Company-Insured Investments as of December 31, 2009 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions Underlying Ratings Scale	U.S. Public Finance Insurance Available-for-Sale	Structured Finance and International Insurance Available-for-Sale	Investment Management Services Available-for-Sale	Conduit Held-to-Maturity	Total
National:
Aaa	$1	$—	$—	$—	$1
Aa	88	—	8	—	96
A	140	—	64	—	204
Baa	57	—	23	—	80
Below investment grade	—	—	—	—	—

Total National	$286	$—	$95	$—	$381

MBIA Corp.:
Aaa	$—	$27	$3	$318	$348
Aa	—	7	2	34	43
A	16	2	115	88	221
Baa	26	63	342	1,177	1,608
Below investment grade	1	184	89	63	337

Total MBIA Corp.	$43	$283	$551	$1,680	$2,557

Total MBIA Insured Investments	$329	$283	$646	$1,680	$2,938

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of December 31, 2009, based on actual or estimated underlying ratings, the weighted average rating

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

of the consolidated investment portfolio was in the A range, the weighted average rating of only the Company-Insured Investments was in the Baa range, and 7% of the consolidated investment portfolio was rated below investment grade.

Conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the conduits. All transactions currently funded in the conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. MBIA estimates that the current weighted average underlying rating of all outstanding conduit transactions was BBB+ by S&P and Baa1 by Moody’s as of December 31, 2009.

Impaired Investments

Investments for which the Company has recorded unrealized losses are tested quarterly for other-than-temporary impairment. For each security that meets the threshold of either 20% impaired at the time of review or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period, a further analysis of the security is performed to assess if the impairment is other than temporary. As of December 31, 2009, the Company had a gross unrealized loss of $1.6 billion related to its consolidated available-for-sale investment portfolio. The consolidated gross unrealized loss of $1.6 billion included $656 million related to the asset-backed sector, $497 million related to mortgage-backed securities, and $232 million related to corporate obligations.

The following table presents the fair values and gross unrealized losses by credit rating category of ABS included in our consolidated investment portfolio as of December 31, 2009 for which fair value was less than amortized cost. Of the total $6.5 billion of fair value and $1.6 billion of unrealized losses of consolidated available-for-sale investments, $1.0 billion of fair value and $520 million of unrealized losses relates to ABS included in our asset/liability products investment portfolio. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of December 31, 2009 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For insured bonds, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Asset-Backed Sector	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS CDO	$5	$(40)	$12	$(10)	$2	$(1)	$6	$(17)	$76	$(223)	$1	$(8)	$102	$(299)
Corporate CDO	269	(78)	48	(6)	90	(32)	5	(13)	1	(11)	—	—	413	(140)
Auto loans	36	—	34	(1)	—	—	—	—	21	(2)	—	—	91	(3)
Credit cards	88	(7)	27	(1)	4	—	—	—	17	(1)	—	—	136	(9)
Equipment Leases	—	—	—	—	—	—	37	(9)	—	—	—	—	37	(9)
Small business/ student loans	55	(5)	—	—	—	—	21	(10)	—	—	—	—	76	(15)
Other ABS	92	(27)	41	(14)	70	(29)	51	(10)	213	(92)	9	(9)	476	(181)

Total	$545	$(157)	$162	$(32)	$166	$(62)	$120	$(59)	$328	$(329)	$10	$(17)	$1,331	$(656)

Seventy-five percent of our investments in ABS reported in the preceding table were rated investment grade with 41% rated Aaa. Of the $1.3 billion of ABS investments reported in the preceding table, $351 million include the benefit of guarantees provided by third-party financial guarantors and $335 million include the benefit of guarantees provided by MBIA Corp. The average credit rating of all guaranteed ABS investments using the higher of the guarantors’ ratings or the underlying bond ratings was A1 and the average underlying credit rating of guaranteed ABS investments, without giving effect to the guarantees, was Baa1. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $363 million or 27% of the securities included in the preceding table were rated below investment grade.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of mortgage-backed securities included in our consolidated investment portfolio as of December 31, 2009 for which fair value was less than amortized cost:

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Mortgage - Backed Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
RMBS:
Collateralized	$98	$(6)	$50	$(36)	$13	$(13)	$16	$(11)	$130	$(158)	$—	$—	$307	$(224)
Home Equity	3	—	99	(66)	11	(1)	18	(4)	329	(162)	—	—	460	(233)
Pass-through securities	277	(3)	—	—	—	—	—	—	—	—	—	—	277	(3)
Other	7	(1)	18	(15)	—	—	—	—	29	(11)	—	—	54	(27)
CMBS	13	(2)	16	(4)	2	(1)	1	—	5	(3)	—	—	37	(10)

Total	$398	$(12)	$183	$(121)	$26	$(15)	$35	$(15)	$493	$(334)	$—	$—	$1,135	$(497)

Fifty-seven percent of our investments in MBS reported in the preceding table were rated investment grade with 35% rated Aaa. Of the $1.1 billion of MBS investments reported in the preceding table, $641 million include the benefit of guarantees provided by third-party financial guarantors and $101 million include the benefit of guarantees provided by MBIA Corp. The average credit rating of all guaranteed MBS investments using the higher of the guarantors’ ratings or the underlying bond ratings was A1 and the average underlying credit rating of guaranteed MBS investments, without giving effect to the guarantees, was Ba1. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $621 million or 55% of the securities included in the preceding table were rated below investment grade.

The following table presents the fair values and gross unrealized losses by credit rating category of direct corporate obligations included in our consolidated investment portfolio as of December 31, 2009 for which fair value was less than amortized cost:

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Corporate Obligations	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate Obligations	$109	$(11)	$177	$(14)	$490	$(81)	$291	$(75)	$173	$(47)	$9	$(4)	$1,249	$(232)

Total	$109	$(11)	$177	$(14)	$490	$(81)	$291	$(75)	$173	$(47)	$9	$(4)	$1,249	$(232)

Eighty-five percent of our investments in corporate obligations reported in the preceding table were rated investment grade with 9% rated Aaa. Of the $1.2 billion of corporate obligations reported in the preceding table, $41 million include the benefit of guarantees provided by third-party financial guarantors, $91 million include the benefit of guarantees provided by MBIA Corp., and $18 million include the benefit of guarantees provided by National. The average credit rating of all guaranteed corporate obligations included in the preceding table using the higher of the guarantors’ ratings or the underlying bond ratings was Baa1 and the average underlying credit rating of these guaranteed corporate obligations without giving effect to the guarantees was Baa3. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp. and National, $178 million or 14% of the securities included in the preceding table were rated below investment grade. We have reviewed the above securities as part of our assessment of other-than-temporary impairments of our entire investment portfolio. During our review, we assessed (i) the magnitude and duration of declines in fair value and (ii) the reasons for the declines, such as general credit spread movements in each asset-backed sector, transaction-specific changes in credit spreads, credit rating downgrades, modeled defaults, and principal and interest payment priorities within each investment structure. Based on our assessments of other-than-temporary impairments within our investment portfolios, we concluded that 50 ABS investments included in the preceding table were other-than-temporarily impaired and we recorded realized losses of $255 million during 2009 on those securities through current earnings. Other-than-temporary impairments of ABS investments resulted from our reassessment of the likelihood we will not receive an amount equal to our amortized cost over the remaining maturities of the securities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

For the three months ended March 31, 2009 and all preceding periods, whenever we believed that we would not recover an amount equal to the amortized cost of a security over its remaining expected holding period, including maturity, we recorded the difference between the amortized cost and the fair value in earnings as an other-than-temporary impairment loss. Under recently issued accounting principles for the recognition and presentation of other-than temporary impairments, which we adopted beginning with the three months ended June 30, 2009, we record the difference between the fair value and the amount we expect to ultimately recover, based on our best estimate of cash flows discounted at the prescribed rate, in earnings as a reduction to other-than-temporary impairment losses. The credit loss component recognized in earnings is identified as the amount of cash flows not expected to be received over the remaining term of the security as projected using the Company’s cash flow projections and base assumptions. Had this accounting guidance been in effect for prior periods, the total net investment losses related to other-than-temporary impairments would have been less by the amount of the non-credit related losses expected on those investments during the respective periods. We believe that, over time, our impaired investments will recover to fair values at least equal to their current amortized costs through improvements in market conditions and the repayment of principal. As we do not intend to sell these securities and it is more likely than not that we would not be required to sell these securities prior to repayment or until such a recovery in value, we have not realized additional losses on the remainder of our investment portfolio through current earnings. However, if the creditworthiness of these investments or our intent to hold them were to change, we may take additional impairments on these securities through earnings in the future.

We consider all sources of cash flows in evaluating if a security is other-than-temporarily impaired, including credit enhancements that support the payment of amounts owed by the issuer of a security. This includes the consideration of cash expected to be provided by financial guarantors, including MBIA Corp. and National, resulting from an actual or potential insurance policy claim. Therefore, we do not record other-than-temporary impairments related to credit concerns about issuers of securities insured by the Company since investors in these securities, including MBIA, are guaranteed payment of principal and interest.

Securities insured by the Company, whether or not owned by the Company, are evaluated for impairment as part of our insurance surveillance process and, therefore, losses on securities insured by the Company are recorded in accordance with our loss reserving policy. Refer to “Note 2: Significant Accounting Policies” and “Note 12: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements” for information about our loss reserving policy and loss reserves. The determination of an impairment under our loss reserving process and under our investment impairment process differ in several ways. The two primary differences are (i) the consideration of unearned premium revenue in establishing loss reserves and (ii) the use of a risk free discount rate in establishing loss reserves compared with the use of a discount rate reflecting the original purchase price yield on a security, which would typically be used in our analysis of other-than-temporary impairments of investments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

The following table presents the values of the Company-Insured Investments for which fair value is less than amortized cost, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company, as of December 31, 2009. The amortized cost represents the par value owned adjusted for any purchase price premium or discount. The insurance loss reserves represent the present value of the total amount of debt service payments (principal and interest) the Company expects to make over the term of the securities. If the Company were to hold the Company-Insured Investments presented in the following table to maturity, the unrealized loss recorded in accumulated other comprehensive income would reverse to zero and any losses resulting from the issuers inability to pay principal or interest would be recorded as an insurance loss in the Company’s consolidated statement of operations. Additionally, the difference between amortized cost and the par value of a security will be recorded in earnings through the accretion of the discount or amortization of the premium over the term of the security.

In millions	As of December 31, 2009
Security Type	Amortized Cost	Fair Value	Unrealized Loss Recorded in Other Comprehensive Loss	Insurance Loss Reserve (1)
Mortgage-backed securities	$120	$91	$(29)	$37
Asset-backed securities	617	382	(235)	4
Corporate obligations	126	110	(16)	—
State and municipal bonds	314	272	(42)	—
Other investments	103	77	(26)	—
Conduits (consolidated)	1,534	1,248	(286)	—

Total	$2,814	$2,180	$(634)	$41

(1)—Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Contractual Obligations

The following table summarizes the Company’s future estimated cash payments relating to contractual obligations as of December 31, 2009. Estimating these payments requires management to make estimates and assumptions regarding these obligations. The estimates and assumptions used by management are described below. Since these estimates and assumptions are subjective, actual payments in future periods may vary from those reported in the following table. Refer to “Note 16: Net Insurance In Force” in the Notes to Consolidated Financial Statements for information about the Company’s exposure under insurance contracts.

	As of December 31, 2009
In millions	2010	2011	2012	2013	2014	Thereafter	Total
U.S. public finance insurance segment:
Gross insurance claim obligations	$173	$20	$6	$2	$2	$10	$213
Structured finance and international insurance segment:
Surplus notes	133	133	133	959	—	—	1,358
TALF loans	6	137	132	4	14	—	293
VIE notes	155	188	130	239	111	1,514	2,337
Gross insurance claim obligations	2,000	551	375	392	57	15,948	19,323
Lease liability	2	2	2	1	—	—	7
Investment management services:
Asset/liability products segment:
Investment agreements	717	150	527	235	402	1,522	3,553
Medium-term notes	459	106	196	119	155	2,692	3,727
Securities sold under agreements to repurchase	19	10	495	—	—	—	524
Conduit segment:
Medium-term notes	146	32	47	321	56	1,370	1,972
Long-term liquidity loans	21	28	34	38	31	759	911
Corporate-segment:
Short-term debt	19	—	—	—	—	—	19
Long-term debt	65	149	57	57	57	1,688	2,073
Lease liability	1	1	1	1	1	5	10

Total	$3,916	$1,507	$2,135	$2,368	$886	$25,508	$36,320

Gross insurance claim obligations represent the future value of payments MBIA expects to make, before estimated recoveries and reinsurance, with respect to actual or probable claims under insurance policies accounted for as financial guarantee insurance contracts and insured derivatives. The discounted value of such actual or estimated claims, after estimated recoveries, on policies accounted for as financial guarantee insurance contracts is reported as case basis reserves within “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheet. With respect to insured derivatives, we have not adjusted the expected contractual payments included in the preceding table by the impact of possible early settlements of such contracts at lower amounts. Insured derivatives are recorded at fair value and reported within “Derivative liabilities” on the Company’s consolidated balance sheet. Surplus notes, VIE notes, investment agreements, MTNs, securities sold under agreements to repurchase, short-term debt and long-term debt include principal and interest and exclude premiums or discounts. Liabilities issued at discounts reflect principal due at maturity. Interest payments on floating rate obligations are estimated using applicable forward rates. Principal and interest on callable obligations or obligations that allow investors to withdraw funds prior to legal maturity are based on the expected call or withdrawal dates of such obligations. Liabilities denominated in foreign currencies are presented in U.S. dollars using applicable exchange rates as of December 31, 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Due to uncertainty with respect to the timing of future cash flows and the ultimate outcome associated with the Company’s unrecognized tax benefits as of December 31, 2009, the Company is unable to make reliable estimates of the periods in which cash settlements will occur with applicable taxing authorities. Therefore, the contractual obligations table presented above does not include any unrecognized tax benefits.

Term Asset-Backed Securities Loan Facility

During the second and third quarters of 2009, the Company purchased ABS under the Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”). TALF provides secured financing for ABS backed by certain types of consumer and small business loans. The TALF financing agreements represent term loans with varying maturities ranging from 3 to 5 years and with varying coupon rates from 1.3% to 3.2%. These loans are non-recourse to MBIA, less a haircut, and are collateralized by the ABS purchased with the loan proceeds. The loans will be repaid with the proceeds from the maturity of the ABS. Collateral haircuts are established by the Federal Reserve for each class of eligible collateral and determined based on price volatility. Under the program, MBIA can deliver the ABS to a special purpose vehicle created by the Federal Reserve in full defeasance of the loans.

As of December 31, 2009, the Company held ABS with a fair value of $307 million purchased under TALF that are recorded as available-for-sale investments and had $277 million of secured financings from the Federal Reserve related to the purchase of these securities that are recorded in “Long-term debt” on the Company’s consolidated balance sheet.

In the fourth quarter of 2009, we settled a financial guarantee contract related to a VIE in exchange for a payment by MBIA Corp. of $65 million, net of reinsurance, and deconsolidated the VIE as of December 31, 2009. The settlement payment eliminated potentially significant future performance volatility and relieved us from any further obligation under our insurance contract and is excluded from contractual obligations.

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

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2009 from instantaneous shifts in interest rates.

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$529	$402	$222	$(248)	$(487)	$(714)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MARKET RISK (continued)

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments (including investment securities and investment agreement and MTN obligations) as of December 31, 2009 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. MBIA Corp.’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally change in opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$257	$140	$(133)	$(504)

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. All these transactions were insured by the Company’s structured finance and international insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of December 31, 2009, approximately 30% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s investment management services operations enter into single-name CDSs as part of its asset management activities. In 2009, the value of the Company’s credit derivative contracts were affected predominantly by changes in credit spreads and prices of the underlying reference obligations’ collateral, changes in recovery rate assumptions, erosion of subordination, ratings downgrades of securities backing CDOs and the effect of the Company’s own credit risk on the portfolio. As those risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

Since December 31, 2006, the Company’s portfolio of insured structured CDSs has become increasingly concentrated in transactions where the underlying reference obligations comprise CMBS and asset-backed collateral including RMBS, in addition to corporate securities. As a result, the portfolio is more sensitive to changes in credit spreads in those sectors. Beginning in the second half of 2007, credit spreads in those sectors increased significantly, resulting in a substantial decrease in the fair value of the Company’s portfolio of structured CDSs. Refer to the discussion of the attribution of 2009 unrealized gains included in the “Results of Operations” section.

In 2009, we have observed a tightening of corporate credit spreads and credit quality deterioration of certain tranches within our insured CDOs. In addition, the Company has observed an extensive widening of its own credit spreads. As changes in fair value can be caused by factors unrelated to the performance of MBIA’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting will cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MARKET RISK (continued)

The following tables reflect sensitivities to changes in credit spreads, collateral prices, recovery rates, rating migrations and to changes in our own credit spreads and recovery rates. Each table stands on its own and should be read independently of each other.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of December 31, 2009. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$1,182	$420	$111	$—	$(116)	$(554)	$(1,705)
Estimated net fair value	$(2,652)	$(3,414)	$(3,723)	$(3,834)	$(3,950)	$(4,388)	$(5,539)

Actual shifts in credit spread curves will vary based on the credit quality of the underling reference obligations. In general, within any asset class, higher credit rated reference obligations will exhibit less credit spread movement than lower credit rated reference obligations. Additionally, the degree of credit spread movement can vary significantly for different asset classes. The basis point change presented in the preceding table, however, represents a fixed basis point change in referenced obligation credit spreads across all credit quality rating categories and asset classes and, therefore, the actual impact of spread changes would vary from this presentation depending on the credit rating and distribution across asset classes, both of which will adjust over time depending on new business written and runoff of the existing portfolio.

Since the Company is now using collateral prices as an input into the new Direct Price Model for certain multi-sector insured CDO’s, a sensitivity analysis below shows the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in collateral prices as of December 31, 2009.

	Change in Collateral Prices
	(Structured Finance and International Insurance Operations)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$112	$59	$—	$(52)	$(108)
Estimated net fair value	$(3,694)	$(3,747)	$(3,806)	$(3,858)	$(3,914)

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a one and three notch rating change in the credit quality as of December 31, 2009. A notch represents a one step movement up or down in the credit rating. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein.

	Change in Credit Ratings
	(Structured Finance and International Insurance Operations)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$967	$249	$—	$(346)	$(1,055)
Estimated net fair value	$(2,839)	$(3,557)	$(3,806)	$(4,152)	$(4,861)

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in the

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MARKET RISK (continued)

recovery rate assumptions as of December 31, 2009. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein.

	Change in Recovery Rates
	(Structured Finance and International Insurance Operations)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$326	$193	$—	$(207)	$(458)
Estimated net fair value	$(3,480)	$(3,613)	$(3,806)	$(4,013)	$(4,264)

Accounting principles for fair value measurements and disclosures require the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivative portfolio using upfront credit spreads of 0%, an increase of 15%, and a decrease of 30%. The actual upfront spread used in the valuation at December 31, 2009 ranged from 17.5% to 64.25% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Upfront Credit Spread
	(Structured Finance and International Insurance Operations)
In millions	Increase by 15 Percent	No Change	Decrease by 30 Percent	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$130	$—	$(1,199)	$(9,157)
Estimated net fair value	$(3,676)	$(3,806)	$(5,005)	$(12,963)

Following the inclusion of the MBIA recovery rate in the calculation of nonperformance risk for insured CDS liabilities, this year we have added a sensitivity analysis that shows the change in fair value of insured CDS liabilities due to changes in that recovery rate. The values we are showing below reflect the approximate trading range of the MBIA recovery rate in the last few months.

	MBIA’s Recovery Rate
	(Structured Finance and International Insurance Operations)
In millions	Decrease to 15 Percentage Points	No Change	Increase to 30 Percentage Points
Estimated pre-tax net gains (losses)	$400	$—	$(2,392)
Estimated net fair value	$(3,406)	$(3,806)	$(6,198)

MBIA’s insurance of structured credit derivatives typically remain in place until the maturity of the derivative. The Company has, however, periodically established positions which offset its insurance positions in the reinsurance market, in which contracts also typically remain in place until the maturity of the insurance contract. Any difference between the price of the initial transaction and the offsetting transaction will result in gains or losses. With respect to MBIA’s insured structured credit derivatives, in the absence of credit impairment, the cumulative gains and losses should reverse at maturity. Additionally, in the event of the termination and settlement of a contract prior to maturity, any resulting gain or loss upon settlement will be recorded in the Company’s financial statements. In February 2008, we decided not to insure credit derivatives in the future, except in transactions that are intended to reduce our overall exposure to insured derivatives. This may result in termination of certain existing contracts prior to maturity.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MBIA Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MBIA Inc. and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in the Notes to the consolidated financial statements, the Company adopted in 2009 new accounting standards for Financial Guarantee Insurance and Reinsurance Contracts (Note 3) and Recognition and Presentation of Other-Than-Temporary Impairments (Note 3) and, in 2008, adopted a new accounting standard for Fair Value Measurements and Disclosures (Note 2). As discussed in Note 1 to the consolidated financial statements, since the second quarter of 2008, the Company has experienced a dramatic reduction in its business activities.

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

/s/PricewaterhouseCoopers LLP

New York, NY

March 1, 2010

MBIA Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except per share amounts)

	December 31, 2009	December 31, 2008
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $11,120,833 and $13,245,574) (includes hybrid financial instruments at fair value $30,690 and $25,498)	$9,846,791	$11,223,716
Fixed-maturity securities held as trading, at fair value (amortized cost $120,457)	128,112	—
Investments held-to-maturity, at amortized cost (fair value $2,442,003 and $3,109,248)	2,777,025	3,156,969
Investments pledged as collateral, at fair value (amortized cost $587,648 and $1,101,929)	557,245	845,887
Short-term investments held as available for sale, at fair value (amortized cost $2,696,724 and $4,728,090)	2,688,208	4,693,283
Short-term investments held-to-maturity, at amortized cost (fair value $358,397 and $485,857)	354,740	498,865
Other investments (includes investments at fair value of $252,608 and $216,805)	255,491	220,412

Total investments	16,607,612	20,639,132
Cash and cash equivalents	803,243	2,279,783
Accrued investment income	99,261	201,688
Premiums receivable	2,020,619	7,744
Deferred acquisition costs	469,550	560,632
Prepaid reinsurance premiums	357,773	216,609
Insurance loss recoverable	2,444,754	458,512
Reinsurance recoverable on paid and unpaid losses	61,996	173,548
Goodwill	31,371	76,938
Property and equipment, at cost (less accumulated depreciation of $139,076 and $141,295)	76,834	105,364
Receivable for investments sold	18,088	77,464
Derivative assets	865,708	911,188
Current income taxes	532,351	240,871
Deferred income taxes, net	768,142	2,374,164
Other assets	527,397	706,812

Total assets	$25,684,699	$29,030,449

Liabilities and Equity
Liabilities:
Unearned premium revenue	$4,955,256	$3,424,402
Loss and loss adjustment expense reserves	1,580,021	1,557,884
Reinsurance premiums payable	239,154	8,672
Investment agreements	2,725,958	4,666,944
Medium-term notes (includes financial instruments carried at fair value $109,768 and $176,261)	3,686,233	6,339,527
Variable interest entity notes	1,770,098	1,791,597
Securities sold under agreements to repurchase	501,871	802,938
Short-term debt	18,112	—
Long-term debt	2,656,668	2,396,059
Deferred fee revenue	11,061	44,989
Payable for investments purchased	16,432	239
Derivative liabilities	4,602,864	6,470,874
Other liabilities	314,095	504,306

Total liabilities	23,077,823	28,008,431

Commitments and contingencies (See Note 24)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—274,826,872 and 273,199,801	274,827	273,200
Additional paid-in capital	3,057,733	3,050,506
Retained earnings	2,393,282	1,629,187
Accumulated other comprehensive loss, net of deferred income tax of $451,112 and $946,759	(940,871)	(1,775,954)
Treasury stock, at cost—70,159,024 and 65,278,904 shares	(2,194,873)	(2,182,519)

Total shareholders’ equity of MBIA Inc.	2,590,098	994,420
Preferred stock of subsidiary	16,778	27,598

Total equity	2,606,876	1,022,018

Total liabilities and equity	$25,684,699	$29,030,449

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. And Subsidiaries

Consolidated Statements of Operations

(In thousands except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Premiums earned:
Scheduled premiums earned	$609,211	$604,781	$596,054
Refunding premiums earned	137,125	245,663	112,212

Premiums earned (net of ceded premiums of $86,790, $117,451 and $112,574)	746,336	850,444	708,266
Net investment income	655,466	1,550,896	2,200,353
Fees and reimbursements	145,490	42,940	56,396

Change in fair value of insured derivatives:
Realized gains and other settlements on insured derivatives	(166,102)	(397,371)	116,196
Unrealized gains (losses) on insured derivatives	1,650,445	(1,822,679)	(3,726,782)

Net change in fair value of insured derivatives	1,484,343	(2,220,050)	(3,610,586)
Net gains (losses) on financial instruments at fair value and foreign exchange	166,582	260,867	301,200
Net realized gains (losses)	(46,414)	(793,350)	74,129

Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(805,682)	(958,695)	(20,020)
Other-than-temporary impairments recognized in accumulated other comprehensive loss	338,441	—	—

Net investment losses related to other-than-temporary impairments	(467,241)	(958,695)	(20,020)
Net gains on extinguishment of debt	269,459	410,345	11,403
Insurance recoveries	—	—	6,400

Total revenues	2,954,021	(856,603)	(272,459)
Expenses:
Losses and loss adjustment	864,137	1,318,001	900,345
Amortization of deferred acquisition costs	81,743	74,805	66,873
Operating	316,232	306,197	238,872
Interest	475,028	1,171,783	1,587,143

Total expenses	1,737,140	2,870,786	2,793,233

Income (loss) before income taxes	1,216,881	(3,727,389)	(3,065,692)

Provision (benefit) for income taxes	582,821	(1,054,696)	(1,143,744)

Net income (loss)	634,060	(2,672,693)	(1,921,948)
Preferred stock dividends of subsidiary	10,823	—	—

Net income (loss) available to common stockholders	$623,237	$(2,672,693)	$(1,921,948)

Net income (loss) per common share:
Basic	$2.99	$(12.11)	$(14.93)
Diluted	$2.99	$(12.11)	$(14.93)

Weighted-average number of common shares outstanding:
Basic	208,156,622	220,786,378	128,752,630
Diluted	208,156,622	220,786,378	128,752,630

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For The Years Ended December 31, 2009, 2008 and 2007

(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, January 1, 2007	158,330	$158,330	$1,533,102	$6,399,333	$321,293	(23,495)	$(1,207,804)	$7,204,254	—	$—

ASC 815-15 transition adjustment net of deferred income taxes of $1,093	—	—	—	(1,928)	—	—	—	(1,928)	—	—
Comprehensive loss:
Net loss	—	—	—	(1,921,948)	—	—	—	(1,921,948)	—	—
Other comprehensive loss:
Change in unrealized appreciation of investments net of deferred income taxes of $352,050	—	—	—	—	(653,231)	—	—	(653,231)	—	—
Change in fair value of derivative instruments net of deferred income taxes of $99,454	—	—	—	—	(184,700)	—	—	(184,700)	—	—
Change in foreign currency translation net of deferred income taxes of $3,415	—	—	—	—	25,809	—	—	25,809	—	—

Other comprehensive loss								(812,122)

Total comprehensive loss								(2,734,070)

Treasury shares acquired under share repurchase program	—	—	—	—	—	(9,954)	(659,944)	(659,944)	—	—
Share-based compensation net of deferred income taxes of $7,260	1,915	1,915	116,409	—	—	(1,424)	(97,254)	21,070	—	—
Dividends (declared per common share $1,360, paid per common share $1,330)	—	—	—	(173,577)	—	—	—	(173,577)	—	—

Balance, December 31, 2007	160,245	$160,245	$1,649,511	$4,301,880	$(490,829)	(34,873)	$(1,965,002)	$3,655,805	—	$—

Comprehensive loss:
Net income	—	—	—	(2,672,693)	—	—	—	(2,672,693)	—	—
Other comprehensive loss:
Change in unrealized appreciation of investments net of deferred income taxes of $655,688	—	—	—	—	(1,330,638)	—	—	(1,330,638)	—	—
Change in fair value of derivative instruments net of deferred income taxes of $125	—	—	—	—	231	—	—	231	—	—
Change in foreign currency translation net of deferred income taxes of $15,905	—	—	—	—	45,282	—	—	45,282	—	—

Other comprehensive loss								(1,285,125)

Total comprehensive loss								(3,957,818)

Issuance of common stock	110,779	110,779	1,448,908	—	—	—	—	1,559,687	—	—
Treasury shares acquired under share repurchase program	—	—	—	—	—	(30,468)	(220,784)	(220,784)	—	—
Share-based compensation net of deferred income taxes of $15,616	2,176	2,176	(47,913)	—	—	62	3,267	(42,470)	—	—
Issuance of preferred stock of subsidiary	—	—	—	—	—	—	—	—	2,759	27,598

Balance, December 31, 2008	273,200	$273,200	$3,050,506	$1,629,187	$(1,775,954)	(65,279)	$(2,182,519)	$994,420	2,759	$27,598

MBIA Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (continued)

For The Years Ended December 31, 2009, 2008 and 2007

(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary
	Shares	Amount				Shares	Amount		Shares	Amount
ASC 994-20 transition adjustment net of deferred income taxes of $27,170	—	—	—	55,346	—	—	—	55,346	—	—
ASC 320-10 transition adjustment net of deferred income taxes of $29,930	—	—	—	85,512	(55,582)	—	—	29,930	—	—
Comprehensive income:
Net income	—	—	—	634,060	—	—	—	634,060	—	—
Other comprehensive loss:
Change in unrealized appreciation of investments net of deferred income taxes of $526,102	—	—	—	—	1,074,689	—	—	1,074,689	—	—
Portion of other-than-temporary impairment losses recognized in other comprehensive loss, net of deferred income taxes of $50,268	—	—	—	—	(264,081)	—	—	(264,081)	—	—
Change in fair value of derivative instruments net of deferred income taxes of $45,848	—	—	—	—	85,147	—	—	85,147	—	—
Change in foreign currency translation net of deferred income taxes of $3,894	—	—	—	—	(5,090)	—	—	(5,090)	—	—

Other comprehensive loss								890,665

Total comprehensive income								1,524,725

Treasury shares acquired under share repurchase program	—	—	—	—	—	(4,965)	(15,695)	(15,695)	—	—
Share-based compensation net of deferred income taxes of $4,950	1,627	1,627	7,227	—	—	85	3,341	12,195	—	—
Preferred shares of subsidiary acquired	—	—	—	—	—	—	—	—	(1,082)	(10,820)
Preferred stock dividends of subsidiary	—	—	—	(10,823)	—	—	—	(10,823)	—	—

Balance, December 31, 2009	274,827	$274,827	$3,057,733	$2,393,282	$(940,871)	(70,159)	$(2,194,873)	$2,590,098	1,677	$16,778

Disclosure of reclassification amount:
	2009	2008	2007
Change in unrealized gains and losses and other-than-temporary impairments on investments arising during the period, net of taxes	$283,100	$(1,578,460)	$(603,429)
Reclassification adjustment, net of taxes	527,508	247,822	(49,802)

Change in net unrealized gains and losses and other-than-temporary impairment losses, net of taxes	$810,608	$(1,330,638)	$(653,231)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$634,060	$(2,672,693)	$(1,921,948)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of bond discounts (premiums), net	(59,208)	(21,878)	18,437
Decrease (increase) in accrued investment income	102,090	336,471	(63,592)
Decrease (increase) in premiums receivable	348,978	(667)	1,267
Decrease (increase) in deferred acquisition costs	99,453	(88,116)	(22,960)
(Decrease) increase in unearned premium revenue	(905,711)	316,569	7,448
Decrease in prepaid reinsurance premiums	180,419	102,131	37,078
(Decrease) increase in reinsurance premiums payable	(190,776)	1,417	1,682
Increase in loss and loss adjustment expense reserves	196,357	211,461	809,386
Decrease (increase) in reinsurance recoverable on paid and unpaid losses	114,997	(91,507)	(35,100)
(Increase) decrease in insurance loss recoverable	(1,987,426)	(350,781)	72,408
Increase in payable to reinsurers on recoveries	125,559	4,281	—
Depreciation	9,193	9,640	10,158
(Decrease) increase in accrued interest payable	(3,134)	(262,746)	125,870
Decrease (increase) in accounts receivable	41,020	(26,365)	1,787
(Decrease) increase in accrued expenses	(108,721)	103,215	380
Decrease in penalities and disgorgement accrual	—	—	(75,000)
(Decrease) increase in deferred fee revenue	(33,928)	29,930	197
Amortization of medium-term notes (premiums) discounts, net	(15,813)	(13,951)	(21,067)
Net realized (gains) losses	46,414	793,350	(74,129)
Investment losses on other than temporarily impaired investments	467,241	958,695	20,020
Unrealized (gains) losses on insured derivatives	(1,650,445)	1,822,679	3,726,782
Net gains on financial instruments at fair value and foreign exchange	(166,582)	(260,867)	(301,200)
Increase in current income taxes	(292,574)	(98,108)	(149,733)
Deferred income tax provision (benefit)	1,091,022	(532,630)	(1,197,358)
Gains on extinguishment of debt	(269,459)	(410,345)	(11,403)
Share-based compensation	6,431	(30,618)	14,947
Other operating	28,344	15,399	47,722

Total adjustments to net income (loss)	(2,826,259)	2,516,659	2,944,027

Net cash provided (used) by operating activities	(2,192,199)	(156,034)	1,022,079

Cash flows from investing activities:
Purchase of fixed-maturity securities	(10,437,767)	(13,547,164)	(30,015,490)
Increase (decrease) in payable for investments purchased	16,189	(41,120)	(278,281)
Sale and redemption of fixed-maturity securities	12,617,744	29,275,392	25,837,972
Decrease (increase) in receivable for investments sold	59,150	33,666	(33,537)
Purchase of held-to-maturity investments	(250,818)	(1,764,801)	(1,085,350)
Redemptions of held-to-maturity investments	750,084	3,803,709	1,065,798
Sale (purchase) of short-term investments, net	2,011,190	3,582	(1,733,651)
Sale (purchase) of other investments, net	216,568	338,945	(62,412)
Capital expenditures	(5,860)	(10,991)	(12,404)
Disposals of capital assets	37	1	4,188
Other investing	—	—	2,367

Net cash provided (used) by investing activities	4,976,517	18,091,219	(6,310,800)

MBIA Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from financing activities:
Proceeds from issuance of investment agreements	148,412	1,653,767	9,551,560
Payments for drawdowns of investment agreements	(2,047,166)	(13,122,460)	(6,135,540)
(Decrease) increase in commercial paper	—	(863,039)	61,214
Issuance of medium-term notes	176,124	2,131,561	6,561,077
Principal paydown of medium-term notes	(2,345,127)	(8,280,953)	(4,854,189)
Principal paydown of variable interest entity notes	(128,372)	(138,471)	(94,182)
Securities sold under agreements to repurchase, net	(316,493)	(360,961)	994,467
Dividends paid	(9,818)	(42,640)	(172,753)
Gross proceeds from issuance of common stock	—	1,628,405	—
Capital issuance costs	—	(82,236)	(6,874)
Net proceeds from issuance of warrants	—	21,467	—
Net proceeds from issuance of preferred stock of subsidiary	—	387,598	—
Net proceeds from issuance of debt	278,912	983,457	—
Repayments for retirement of debt	(54,847)	(145,966)	(27,515)
Proceeds from bank loans	87,709	338,820	—
Proceeds (payments) for derivative settlements	45,681	424,251	(9,313)
Purchase of treasury stock	(15,695)	(220,784)	(738,805)
Purchase of subsidiary preferred stock	(10,820)	—	—
Exercise of stock options	—	—	38,897
Restricted stock awards settlements	1,637	2,634	—
Excess tax benefit on share-based payment	—	(2,679)	7,260
Collateral from (to) reverse repurchase agreement counterparties	30,502	(30,502)	—
Collateral (to) from swap counterparty	(101,497)	(201,705)	110,586
Other financing	—	1,302	(2,714)

Net cash used by financing activities	(4,260,858)	(15,919,134)	5,283,176

Net increase (decrease) in cash and cash equivalents	(1,476,540)	2,016,051	(5,545)
Cash and cash equivalents—beginning of period	2,279,783	263,732	269,277

Cash and cash equivalents—end of period	$803,243	$2,279,783	$263,732

Supplemental cash flow disclosures:
Income taxes (refunded) paid	$(209,494)	$(433,740)	$198,896
Interest paid:
Investment agreements	$133,320	$615,651	$661,963
Commercial paper	—	15,445	42,817
Medium-term notes	120,466	385,354	654,093
Variable interest entity notes	80,551	55,634	74,251
Securities sold under agreements to repurchase	71,737	38,134	28,070
Other borrowings and deposits	8,013	8,485	5,025
Corporate debt	70,404	74,939	78,224
Surplus notes	133,372	69,611	—
Non cash items:
Share-based compensation	$6,431	$(30,618)	$14,947
Dividends declared but not paid	1,005	—	42,640

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business and Organization

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates the largest financial guarantee insurance business in the industry and is a provider of asset management advisory services. These activities are managed through three business operations: United States (“U.S.”) public finance insurance, structured finance and international insurance, and investment advisory services. The Company also manages asset/liability products and conduit programs, which are in wind-down. Corporate operations include revenues and expenses that arise from general corporate activities.

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

MBIA’s insurance and certain investment management services programs have historically relied upon triple-A credit ratings. The loss of those ratings in the second quarter of 2008 resulted in a dramatic reduction in the Company’s business activities. As of December 31, 2009, National was rated A with a developing outlook by Standard & Poor’s Corporation (“S&P”) and Baa1 with a developing outlook by Moody’s Investors Service, Inc. (“Moody’s”). As of December 31, 2009, MBIA Insurance Corporation was rated BB+ with a negative outlook by S&P and B3 with a negative outlook by Moody’s.

U.S. Public Finance Insurance Operations

As described above, since February 2009, MBIA’s U.S. public finance insurance business has been conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has the right at its discretion to accelerate insured obligations upon default or otherwise, upon National’s acceleration. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. In 2009, National began publishing periodic comprehensive studies on select public finance sectors, including sectors in which it has exposure.

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

Structured Finance and International Insurance Operations

MBIA’s structured finance and international insurance operations have been conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due, or in the event MBIA Corp. has the right at its discretion to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain investment agreement contracts written by MBIA Inc. are insured by MBIA Corp. If MBIA Inc. were to have insufficient assets to pay amounts due, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including MBIA Global Funding LLC (“GFL”) and Meridian Funding Company LLC (“Meridian”), and provides reinsurance to its insurance

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business and Organization (continued)

subsidiaries. MBIA Corp. has also written insurance policies guaranteeing the obligations of an affiliate, LaCrosse Financial Products, LLC (“LaCrosse”), under credit default swaps (“CDS”), including termination payments that may become due upon certain events including the insolvency or payment default of the financial guarantor or the CDS issuer.

MBIA Corp.’s guarantees insure structured finance and asset-backed obligations, privately issued bonds used for the financing of public purpose projects, which are primarily located outside of the U.S. and that include toll roads, bridges, airports, public transportation facilities, utilities and other types of infrastructure projects serving a substantial public purpose, and obligations of sovereign and sub-sovereign issuers. Structured finance and asset-backed securities (“ABSs”) typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real property.

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

Investment Management Services Operations

MBIA’s investment management services operations consist of an asset management advisory business which provides discretionary asset management, cash management and structured products to the public, not-for-profit, corporate and financial sectors. The advisory services segment primarily consists of the operations of Cutwater Investor Services Corp. (“Cutwater-ISC”, formerly known as MBIA Municipal Investor Service Corporation), Cutwater Asset Management Corp. (“Cutwater-AMC”, formerly known as MBIA Capital Management Corp.), and Cutwater Asset Management UK Limited (“Cutwater-UK”, formerly known as MBIA Asset Management UK). Cutwater-ISC and Cutwater-AMC provide fee-based asset management services, including pooled investments products and customized asset management services to third-party institutional clients and to MBIA Inc. and its subsidiaries, as well as portfolio accounting and reporting services. Cutwater-ISC and Cutwater-AMC are Securities and Exchange Commission (“SEC”)-registered investment advisers. Cutwater-AMC is also a Financial Industry Regulatory Authority member firm. Cutwater-UK provides fee-based asset management services to the Company’s foreign insurance affiliates and Euro Asset Acquisition Limited (“EAAL”), and to third-party institutional clients and investment structures. Cutwater-UK is registered with the Financial Services Authority in the United Kingdom (“U.K.”).

The Company also operates an asset/liability products business in which it has issued debt and investment agreements, which are insured by MBIA Corp., to capital markets and municipal investors and then initially purchased assets that largely matched the duration of those liabilities, and a conduit business in which the Company has funded transactions by issuing debt, which is insured by MBIA Corp. The ratings downgrades of MBIA Corp. have resulted in the termination and collateralization of certain investment agreements and, together with the rising cost and declining availability of funding and illiquidity of many asset classes, have caused the Company to begin winding down its asset/liability products and conduit businesses.

Liquidity

As a financial services company, MBIA is materially affected by conditions in global financial markets. Current conditions and events in these markets have created substantial liquidity risk for the Company.

The Company has instituted a liquidity risk management framework, the primary objective of which is to monitor potential liquidity constraints in the Company’s asset and liability portfolios and guide the proactive matching of liquidity resources to needs. MBIA’s liquidity risk management framework monitors the Company’s cash and liquid asset resources using stress-scenario testing. Members of MBIA’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity cushions on an enterprise-wide basis.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business and Organization (continued)

As part of MBIA’s liquidity risk management framework, the Company also evaluates and manages liquidity on both a legal entity basis and a segment basis. Legal entity liquidity is an important consideration as there are legal, regulatory and other limitations on the Company’s ability to utilize the liquidity resources within the overall enterprise. MBIA also seeks to manage segment liquidity, particularly between its corporate and asset/liability products segments as they relate to MBIA Inc. Unexpected loss payments arising from ineligible mortgages in securitizations that the Company has insured, dislocation in the global financial markets, the overall economic downturn in the U.S., and the loss of MBIA Corp.’s triple-A insurance financial strength ratings in 2008 have significantly increased the liquidity needs and decreased the financial flexibility in the Company’s segments and legal entities. MBIA continued to satisfy all of its payment obligations and the Company believes that it has adequate resources to meet its ongoing liquidity needs in both the short-term and the long-term. However, if the current market dislocation and economic conditions persist or worsen, the Company’s liquidity resources will experience further stress.

U.S. Public Finance Insurance Liquidity

Liquidity risk arises in the Company’s U.S. public finance insurance segment when claims on insured exposures result in payment obligations, when operating cash inflows fall due to depressed new business writings, lower investment income, unanticipated expenses, or when invested assets experience credit defaults or significant declines in fair value.

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

Since the fourth quarter of 2007, MBIA Corp. has made $5.1 billion of cash payments, before reinsurance, associated with insured second-lien residential mortgage-backed securities (“RMBS”), as well as settlement payments relating to CDS contracts referencing collateralized debt obligation (“CDO”)-squared and multi-sector CDOs. Among MBIA Corp.’s outstanding insured portfolio, these types of insured exposures have exhibited the highest degree of payment volatility and continue to pose material liquidity risk to the Company’s structured finance and international insurance segment. As a result of the current economic stress, MBIA Corp. could incur additional payment obligations within and beyond these mortgage-related and CDO exposures, which may be substantial, increasing the stress on MBIA Corp.’s liquidity.

In general, the Company’s structured finance and international business’s financial guarantee contracts and CDS contracts cannot be accelerated, thereby mitigating liquidity risk. However, under the terms of the Company’s insured CDS contracts, the insured counterparty may have a right to terminate the CDS contracts upon an insolvency or payment default of the guarantor (MBIA Corp. or MBIA UK Insurance Limited (“MBIA UK”)) or LaCrosse, the entity that issued the CDS insured by MBIA Corp. or MBIA UK. Obligors, defaults, credit impairments and adverse capital markets conditions such as the Company is currently experiencing, can create payment requirements as the Company has made irrevocable pledges to pay principal and interest, or other amounts owing on insured obligations, when due. Additionally, the Company’s structured finance and international

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business and Organization (continued)

insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes and preferred stock issuance. MBIA Corp. also provides guarantees to the holders of the Company’s asset/liability products debt obligations. If the Company’s asset/liability products segment or MBIA Inc. were unable to service the principal and interest payments on its debt and investment agreements, the holders of the insured liabilities would make a claim under the MBIA Corp. insurance policies. MBIA Corp. has lent $2.0 billion to the asset/liability products segment on a secured basis for the purpose of minimizing the risk that such claim would be made. The loan matures in the fourth quarter of 2011. During the fourth quarter of 2009, a total of $400 million of the secured loan was repaid and an additional $75 million was repaid in January 2010. The Company expects that the loan will be fully repaid, however, the timing of the ultimate repayment may be affected by the performance of assets in the asset/liability products segment’s investment portfolio and by MBIA Inc.’s requirements to post collateral against guaranteed investment contracts, swap contracts, and internal and external borrowing facilities.

In order to monitor liquidity risk and maintain appropriate liquidity resources for payments associated with the Company’s residential mortgage-related exposures, MBIA employs a stress scenario-based liquidity model using the same “Roll Rate Default Methodology” as it uses in its loss reserving. Using this methodology, the Company estimates the level of payments that would be required to be made under stress-level default assumptions of the underlying collateral taking into account MBIA’s obligation to cover such defaults under the Company’s insurance policies. These estimated payments, together with all other significant operating, financing and investing cash flows are forecasted over the next 24-month period on a monthly basis and then annually thereafter to the final maturity of the longest dated outstanding insured obligation. The stress-loss scenarios and cash flow forecasts are frequently updated to account for changes in risk factors and to reconcile differences between forecasted and actual payments.

In addition to MBIA’s residential mortgage stress scenario, it also monitors liquidity risk using a Monte Carlo estimation of potential stress-level claims for all insured principal and interest payments due in the next 12-month period. These probabilistically determined payments are then compared to the Company’s invested assets. This theoretic liquidity model supplements the scenario-based liquidity model described above.

The Company manages liquidity of its structured finance and international segment with the goal of maintaining cash and liquid securities in an amount in excess of all projected stress scenario payment requirements. To the extent the Company’s liquidity resources fall short of its target liquidity cushions under the stress-loss scenario testing, the Company will seek to increase its cash holdings position by selling or financing assets in its investment portfolio or drawing upon one or more of its contingent sources of liquidity.

Investment Management Services Liquidity

Within MBIA’s investment management services operations, the asset/liability products segment is subject to material liquidity risk. Cash needs in the asset/liability products segment are primarily for the payment of principal and interest on investment agreements and medium-term notes (“MTNs”), and for posting collateral under repurchase agreements, derivatives and investment agreements, as well as for the payment of operating expenses. The primary sources of cash within the asset/liability products segment used to meet its liquidity needs include scheduled principal and interest on assets held in the segment’s investment portfolio and dedicated capital held within the investment management services operations. If needed, assets held within the segment can be sold or used in secured repurchase agreement borrowings to raise cash. However, the Company’s ability to sell assets or borrow against non-U.S. government securities in the fixed-income markets decreased dramatically and the cost of such transactions increased dramatically over the last two years due to the impact of the credit crisis on the willingness of investors to purchase or lend against even very high-quality assets. In addition, negative net interest spread between asset and liability positions resulted from the need to hold cash as collateral against terminable investment agreement contracts and reduced the cash flow historically provided by net investment income.

The asset/liability products segment, through MBIA Inc., maintained simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with National for up to $2.0 billion for the purpose of borrowing

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business and Organization (continued)

government securities to pledge under collateralized investment agreements and repurchase agreements. As of December 31, 2009, $1.8 billion of securities were borrowed under the Asset Swap. As a result of increased liquidity needs within the asset/liability products segment, the asset/liability products segment, through MBIA Inc., maintained a secured lending agreement with MBIA Insurance Corporation under which MBIA Inc. may transfer securities in its portfolio in exchange for up to $2.0 billion in cash. As of December 31, 2009, the outstanding balance on this secured loan was $1.6 billion. Additionally, $600 million was transferred to the asset/liability products segment from the Company’s corporate segment in the fourth quarter of 2008. The New York State Insurance Department (“NYSID”) approved the Asset Swap in connection with the re-domestication of National to New York. National has agreed to use good faith efforts to reduce the amount of the Asset Swap to no more than 10% of its admitted assets by no later than December 2011.

In order to monitor liquidity risk and maintain appropriate liquidity resources for near-term cash and collateral requirements within MBIA’s asset/liability products segment, the Company calculates monthly forecasts of asset and liability maturities, as well as collateral posting requirements. Cash availability at the low point of the Company’s 12-month forecasted cash flows is measured against liquidity needs using stress-scenario testing of each of the potential liquidity needs described above. To the extent there is a shortfall in MBIA’s liquidity coverage, the Company proactively manages its cash position and liquidity resources with a goal of maintaining an adequate cushion to the stress scenario. These resources include the sale of unpledged assets, the use of free cash within the asset/liability products segment and at the corporate segment level, and potentially increased securities borrowings from National.

Corporate Liquidity

Liquidity needs in MBIA’s corporate segment are highly predictable and comprise principal and interest payments on corporate debt and operating expenses. Liquidity risk is associated primarily with the dividend capacity of National and MBIA Corp., dividends from asset management subsidiaries, investment income and the Company’s ability to issue equity and debt. Additionally, the corporate segment maintains excess cash and investments to ensure it is able to meet its ongoing cash requirements over a multi-year period in the event that cash becomes unavailable from one or more sources.

In addition to MBIA Inc.’s corporate liquidity needs described above, it issued investment agreements reported within the Company’s asset/liability products segment, all of which are currently collateralized by high-quality liquid investments. The Company’s corporate debt, investment agreements, MTNs, and derivatives may be accelerated by the holders of such instruments upon the occurrence of certain events, including a breach of covenant or representation, a bankruptcy of MBIA Inc. and the filing of an insolvency proceeding in respect of MBIA Corp. In the event of any such acceleration, the Company may not have sufficient liquid resources to pay amounts due with respect to its corporate debt and other obligations.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Consolidation

The consolidated financial statements include the accounts of MBIA Inc., its wholly owned subsidiaries and all other entities in which the Company has a controlling financial interest. All material intercompany balances and transactions have been eliminated. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether an entity is a voting interest entity, a variable interest entity (“VIE”), or a qualifying special-purpose entity (“QSPE”).

Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable an entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Voting interest entities are consolidated when the Company has a majority voting interest.

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

QSPEs are passive entities that are commonly used in mortgage and other securitization transactions. To be considered a QSPE, an entity must satisfy certain criteria. These criteria include the types of assets a QSPE may hold, limits on asset sales, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise in attempting to collect receivables. These criteria may require management to make judgments about complex matters, such as whether a derivative is considered passive and the level of discretion a servicer may exercise, including, for example, determining when default is reasonably foreseeable. The Company does not consolidate QSPEs. In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16, “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets,” to eliminate the concept of a QSPE. Refer to “Note 3: Recent Accounting Pronouncements” for additional information regarding amendments to accounting for QSPEs.

Investments

The Company classifies its fixed-maturity investments as either available-for-sale, held-to-maturity, or trading. Available-for-sale investments are reported in the consolidated balance sheets at fair value, with unrealized gains and losses, net of deferred taxes, reflected in accumulated other comprehensive income (loss) in shareholders’ equity. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities. For bonds purchased at a price above par value that also have call features, premiums are amortized to the call date that produces the lowest yield. For mortgage-backed securities (“MBS”) and ABS, discounts and premiums are adjusted quarterly for the effects of actual and expected prepayments on a retrospective basis. For pre-refunded bonds, the remaining term is determined based on the contractual refunding date. Investment income is recorded as earned. Realized gains or losses on the sale of investments are determined by utilizing the first-in, first-out method to identify the investments sold and are included as a separate component of revenues.

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

Investments designated as trading consist primarily of debt securities which are held in portfolios which are actively managed and are subject to frequent buying and selling. Trading securities are carried at fair value with changes in fair value recorded in earnings.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Other investments include the Company’s investment in equity securities. The Company records its share of the unrealized gains and losses on equity investments, net of applicable deferred income taxes, in accumulated other comprehensive income (loss) in shareholders’ equity when it does not have a controlling financial interest in or exert significant influence over an entity (generally a voting interest of less than 20%).

Short-term investments include all fixed-maturity securities with a remaining effective term to maturity of less than one year, commercial paper and money market securities.

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

The Company’s investment portfolios containing all of its securities are reviewed no less than quarterly in order to determine whether a credit loss exists. The majority of the Company’s investments are available-for-sale securities, for which an impairment evaluation is subject to, but not limited by, the following criteria:

1)	The security’s current fair value is less than current book value by a magnitude of 5% or greater, and the fair value has been less than book value for a period of greater than twelve months; or

2)	the security’s fair value is less than current book value by a magnitude of 20% or greater.

If any of the above criteria are met, further analysis is performed to determine whether a credit loss exists. In assessing whether a decline in value is related to a credit loss, the Company considers several factors, including but not limited to (a) the magnitude and duration of the decline, (b) credit indicators and the reasons for the decline, such as general interest rate or credit spread movements, credit rating downgrades, issuer-specific changes in credit spreads, and the financial condition of the issuer, and (c) any guarantees associated with a security such as those provided by investment-grade financial guarantee insurance companies. Credit loss expectations for ABS and CDO are assessed using discounted cash flow modeling and the recoverability of amortized cost for corporate obligations is generally assessed using issuer-specific credit analyses.

Cash, Cash Equivalents and Collateral

Cash and cash equivalents include cash on hand and demand deposits with banks with original maturities of less than 90 days.

Under certain non-insurance derivative contracts entered into by the Company, collateral postings are required by either MBIA or the counterparty. The Company reports cash received or posted in its consolidated statements of cash flows as either operating, investing or financing consistent with the classification of the asset or liability that created the posting requirement.

Deferred Acquisition Costs

Deferred acquisition costs include those expenses that relate primarily to, and vary with, the acquisition of new insurance business. The Company periodically conducts a study to determine which operating costs have been incurred to acquire new insurance business and qualify for deferral. For business produced directly by National or MBIA Corp., such costs include compensation of employees involved in underwriting and deferred issuance functions, certain rating agency fees, state premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. Deferred acquisition costs also include ceding

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

commissions paid by the Company in connection with assuming business from other financial guarantors. Deferred acquisition costs, net of ceding commissions received, related to non-derivative insured financial guarantee transactions are deferred and amortized over the period in which the related premiums are earned. Acquisition costs related to insured derivative transactions are expensed as incurred.

Goodwill

Goodwill represents the excess of the cost of acquiring a business enterprise over the fair value of the net assets acquired. Goodwill is tested for impairment at least annually. An impairment loss is triggered if the estimated fair value of a reporting unit is less than its carrying value. Any loss is calculated as the difference between the implied fair value and carrying value of goodwill. Refer to “Note 13: Goodwill” for an explanation of the Company’s annual impairment test.

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

Property, leasehold improvements and equipment are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the expected undiscounted cash flows relating to the asset or group of assets is less than the corresponding carrying value.

The useful lives of each class of assets are as follows:

Buildings and site improvements	2-31 years
Leasehold improvements	2-10 years
Furniture and fixtures	5-10 years
Computer equipment and software	3-10 years

Derivatives

MBIA Corp. has entered into derivative transactions as an additional form of financial guarantee and for purposes of hedging risks associated with existing assets and liabilities. All derivative instruments are recognized at fair value on the balance sheet as either assets or liabilities depending on the rights or obligations under the contract. The recognition of changes in the fair value of a derivative within the statement of operations will depend on the intended use of the derivative. If the derivative does not qualify as part of a hedging relationship or is not designated as such, the gain or loss on the derivative is recognized in the statement of operations as net gains (losses) on financial instruments at fair value and foreign exchange or change in fair value of insured derivatives, depending on the nature of the derivative.

The nature of the Company’s business activities requires the management of various financial and market risks, including those related to changes in interest rates and foreign currency exchange rates. The Company uses derivative instruments to mitigate or eliminate certain of those risks. The Company has designated derivatives as fair value hedges.

A fair value hedge represents the hedging of an exposure to changes in the fair value of an asset or a liability. For a derivative to be accounted for as a fair value hedge, it must be highly effective in achieving offsetting changes in

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

fair value attributable to the hedged risk during the period that the hedge is designated. The Company tests all fair value hedges to ensure that they are highly effective at least quarterly. The Company considers a hedge to be highly effective if the changes in the fair value of the derivative provide offset of at least 80% and not more than 125% of the changes in fair value of the hedged item. For derivatives that qualify as fair value hedges, the gain or loss on the hedging instrument is recognized in earnings and the gain or loss on the hedged item attributable to the hedged risk shall adjust the carrying amount of the hedged item and be recognized currently in earnings. Any portion of the total change in fair value of the hedging instrument that is ineffective in offsetting designated changes in the fair value of the hedged item are recognized in earnings as net gains (losses) on financial instruments at fair value and foreign exchange. The Company does not have a material amount of derivatives classified as cash flow hedges.

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

Certain of the Company’s financial guarantees that meet the definition of a derivative are subject to a financial guarantee scope exception, as defined by the accounting guidance for derivative instruments and hedging activities. This scope exception provides that these financial guarantee contracts are not subject to accounting guidance for derivative instruments and should be accounted for as financial guarantee contracts only if:

•

They provide for payments to be made solely to reimburse the guaranteed party for failure of the debtor to satisfy its required payment obligations under a non-derivative contract, either at pre-specified payment dates or accelerated payment dates, as a result of the occurrence of an event of default (as defined in the financial obligation covered by the guarantee contract) or notice of acceleration being made to the debtor by the creditor;

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

Approximately 85% of the Company’s financial guarantee contracts qualify for the scope exception defined above and, therefore, are accounted for as financial guarantee insurance contracts. The remaining contracts do not meet the scope exception, primarily because the guaranteed party is not exposed to the risk of nonpayment both at inception of the financial guarantee contract and throughout its term. These contracts are accounted for as derivatives and reported on the Company’s balance sheet as either assets or liabilities, depending on the rights or obligations under the contract, at fair value. The Company refers to these contracts as insured CDS contracts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Insured CDS contracts are not designated as hedges and changes in the fair value are reflected in the statement of operations as unrealized gains (losses) on insured derivatives.

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

Refer to “Note 8: Derivative Instruments” for a further discussion of the Company’s use of derivatives and their impact on the Company’s financial statements and “Note 5: Fair Value of Financial Instruments” for derivative valuation techniques and fair value disclosures.

Offsetting of Fair Value Amounts Related to Derivative Instruments

The Company has a policy of presenting the fair value amounts recognized for eligible derivative contracts executed with the same counterparty on a net basis in the consolidated balance sheets. Accrued receivables and accrued payables which meet the offsetting criteria are netted separately from the derivative marks in other assets/other liabilities. Cash collateral is offset against amounts recognized as the derivative liabilities for eligible derivative contracts. Refer to “Note 8: Derivative Instruments” for the impact of netting eligible derivative contracts executed with the same counterparty on the consolidated balance sheets.

Fair Value Measurements—Definition and Hierarchy

In September 2006, the FASB issued accounting guidance for fair value measurements and disclosures, which defined fair value, established a framework for measuring fair value consistently in GAAP, and expanded disclosures about fair value measurements. The Company adopted this guidance as of January 1, 2008.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including both market and income approaches. The accounting guidance for fair value measurement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available and reliable. Observable inputs are those the Company believes that market participants would use in pricing the asset or liability developed based on market data. Unobservable inputs are those that reflect the Company’s beliefs about the assumptions market participants would use in pricing the asset or liability developed based on the best information available. The hierarchy is broken down into three levels based on the observability and reliability of inputs as follows:

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

•

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Level 2 assets include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, securities which are priced using observable inputs and derivative contracts whose values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Assets and liabilities utilizing Level 2 inputs include: U.S. government and agency MBS; most over-the-counter (“OTC”) derivatives; corporate and municipal bonds; and certain other MBSs or ABSs.

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

The Company previously elected to record at fair value certain financial instruments that contained an embedded derivative requiring bifurcation in accordance with the accounting guidance for hybrid financial instruments. These instruments included certain medium-term notes and certain available-for-sale securities. Management elected to fair value hybrid instruments in those instances where the host contract and the embedded derivative were not separately subject to a hedging relationship.

Refer to “Note 5: Fair Value of Financial Instruments” for additional fair value disclosures.

Loss and Loss Adjustment Expenses

The company recognizes claim liabilities (loss reserves) on a contract-by-contract basis when the present value of expected net cash outflows to be paid under the contract discounted using a risk-free rate as of the measurement date exceeds the unearned premium revenue. A claim liability is subsequently remeasured each reporting period for expected increases or decreases due to changes in the likelihood of default and potential recoveries.

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

The Company recognizes potential recoveries on paid claims based on probability-weighted net cash inflows present valued at applicable risk free rates as of the measurement date. Such amounts are reported within “Insurance loss recoverable” on the Company’s consolidated balance sheet. To the extent the Company had recorded potential recoveries in its claim liability previous to a claim payment, such recoveries are reclassified to “Insurance loss recoverable” upon payment of the related claim and remeasured each reporting period.

The Company’s claim liability, insurance loss recoverable, and accruals for loss adjustment expenses (“LAE”) incurred are disclosed in “Note 12: Loss and Loss Adjustment Expense Reserves.”

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

Financial Guarantee Insurance Premiums

Unearned Premium Revenue and Receivable for Future Premiums

The Company recognizes a liability for unearned premium revenue at the inception of financial guarantee insurance and reinsurance contracts on a contract-by-contract basis. Unearned premium revenue recognized at inception of a contract is measured at the present value of the premium due. For most financial guarantee insurance contracts, the Company receives the entire premium due at the inception of the contract, and recognizes unearned premium revenue liability at that time. For certain other financial guarantee contracts, the Company receives premiums in installments over the term of the contract. Unearned premium revenue and a receivable for future premiums is recognized at the inception of an installment contract, and measured at the present value of premiums expected to be collected over the contract period or expected period using a risk-free discount rate. The expected period is used in the present value determination of unearned premium revenue and receivable for future premiums for contracts where (a) the insured obligation is contractually prepayable, (b) prepayments are probable, (c) the amount and timing of prepayments are reasonably estimable, and (d) a homogenous pool of assets is the underlying collateral for the insured obligation. The Company has determined that substantially all of its installment contracts meet the conditions required to be treated as expected period contracts. The receivable for future premiums is reduced as installment premiums are collected. The Company reports the accretion of the discount on installment premiums receivable as premium revenue and discloses the amount recognized in “Note 4: Insurance Premiums.” The Company assesses the receivable for future premiums for collectability each reporting period, adjusts the receivable for uncollectible amounts and recognizes any write-off as operating expense and discloses the amount recognized in “Note 4: Insurance Premiums.” As premium revenue is recognized, the unearned premium revenue liability is reduced.

Premium Revenue Recognition

The Company recognizes and measures premium revenue over the period of the contract in proportion to the amount of insurance protection provided. Premium revenue is measured by applying a constant rate to the

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

insured principal amount outstanding in a given period to recognize a proportionate share of the premium received or expected to be received on a financial guarantee insurance contract. A constant rate for each respective financial guarantee insurance contract is calculated as the ratio of (a) the present value of premium received or expected to be received over the period of the contract to (b) the sum of all insured principal amounts outstanding during each period over the term of the contract.

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

Fee and Reimbursement Revenue Recognition

The Company collects insurance related fees for services performed in connection with certain transactions. In addition, the Company may be entitled to reimbursement of third-party insurance expenses that it incurs in connection with certain transactions. Depending upon the type of fee received and whether it is related to an insurance policy, the fee is either earned when it is received or deferred and earned over the life of the related transaction. Work, waiver and consent, termination, administrative and management fees are earned when the related services are completed and the fee is received. Structuring fees are earned on a straight-line basis over the life of the related insurance policy. Amounts received from reinsurers in excess of those which are contractually due to MBIA upon the termination of reinsurance agreements are recorded as fees and earned when received.

Fees related to investment management services are recognized in earnings over the period that the related services are provided. Asset management fees are typically based on the net asset values of assets under management.

Stock-Based Compensation

The Company recognizes in earnings all stock-based payment transactions at the fair value of the stock-based compensation provided. Under the modified prospective transition method selected by the Company, all equity-based awards granted to employees and existing awards modified on or after January 1, 2003 are accounted for at fair value with compensation expense recorded in net income. Refer to “Note 20: Long-term Incentive Plans” for a further discussion regarding the methodology utilized in recognizing employee stock compensation expense.

Foreign Currency Translation

Financial statement assets and liabilities denominated in foreign currencies are translated into U.S. dollars generally using rates of exchange prevailing at the balance sheet date. Operating results are translated at average rates of exchange prevailing during the year. Unrealized gains or losses, net of deferred taxes, resulting from translation of the financial statements of a non-U.S. operation, when the functional currency is other than U.S. dollars, are included in accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency remeasurement gains and losses resulting from transactions in non-functional currencies are recorded in current earnings. Exchange gains and losses resulting from foreign currency transactions are recorded in current earnings.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Income Taxes

Deferred income taxes are recorded with respect to the temporary differences between the tax bases of assets and liabilities and the reported amounts in the Company’s financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled. Such temporary differences relate principally to premium revenue recognition, deferred acquisition costs, unrealized appreciation or depreciation of investments and derivatives, invested asset impairments and deferred compensation. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates in the period in which changes are approved by the relevant authority.

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

MBIA Inc. and its eligible U.S. subsidiaries file a consolidated Federal income tax return. The U.S. income taxes, which represent a majority of the taxes paid by the Company, are allocated based on the provisions of the Company’s tax sharing agreement which governs the intercompany settlement of tax obligations and benefits. The method of allocation between the members is generally based upon separate-company calculation as if each member filed a separate tax return on its own.

Refer to “Note 14: Income Taxes” for additional information about the Company’s income taxes.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Investments in Certain Entities that Calculate Net Asset Value per Share (ASU 2009-12)

In September 2009, FASB issued ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent),” which provides guidance about using net asset value to measure the fair value of interests in certain investments and requires new disclosures about the nature and risks of the investments by major category of alternative investments. The Company adopted this standard as of the fourth quarter of 2009. The adoption of this standard did not have a material effect on the Company’s consolidated balance sheets, results of operations or cash flows.

Measuring Liabilities at Fair Value (ASU 2009-05)

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value,” to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, the Company should not make an adjustment to fair value for restrictions that prevent the transfer of a liability. The Company adopted this standard as of the fourth quarter of 2009. The adoption of this standard did not have a material effect on the Company’s consolidated balance sheets, results of operations or cash flows.

FASB Accounting Standards Codification

In July 2009, the FASB launched the FASB Accounting Standards Codification (“ASC”) as the single source of GAAP. While the Codification did not change GAAP, it introduced a new structure to the accounting literature and changed references to accounting standards and other authoritative accounting guidance. The Company adopted this guidance as of the third quarter of 2009 and all references to authoritative GAAP literature in the Company’s consolidated financial statements have been updated to reflect new Codification references.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements (continued)

Subsequent Events (ASC 855)

In May 2009, the FASB issued accounting guidance for subsequent events (subsequently amended in February 2010) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The Company adopted this standard as of the second quarter of 2009. The adoption of this standard did not have a material effect on the Company’s consolidated balance sheets, results of operations or cash flows.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820)

In April 2009, the FASB issued accounting guidance that amends fair value measurements and disclosures for determining the fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. This standard provides additional guidance to highlight and expand on the factors that should be considered when there has been a significant decrease in market activity for a financial asset or financial liability being measured. The accounting guidance also provides additional factors that entities should consider to determine whether events or circumstances indicate that a transaction is or is not orderly (i.e., distressed). The Company adopted this standard as of the second quarter of 2009. The adoption of this standard did not have a material effect on the Company’s consolidated balance sheets, results of operations or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320)

In April 2009, the FASB issued amended accounting guidance related to the recognition and presentation of other-than-temporary impairments. These amended principles prescribe that only the portion of an other-than-temporary impairment on a debt security related to credit loss is recognized in current period earnings, with the remainder recognized in other comprehensive income, if the holder does not intend to sell the security and it is more likely than not that the holder will not be required to sell the security prior to recovery. Previously, the entire other-than-temporary impairment was recognized in current period earnings. The Company adopted this standard as of the second quarter of 2009. Upon adoption and implementation of the standard, the Company recorded a cumulative-effect adjustment to reclassify the non-credit component of previously recognized other-than-temporary impairments from retained earnings to accumulated other comprehensive income. The cumulative-effect adjustment resulted in an increase in retained earnings of $86 million and an increase in accumulated other comprehensive loss of $56 million, net of deferred taxes of $30 million. Refer to “Note 7: Investment Income and Gains and Losses” for further information on the Company’s investment securities and other-than-temporary impairments.

Interim Disclosures About Fair Value of Financial Instruments (ASC 825)

In April 2009, the FASB issued amended accounting guidance to require disclosures about the fair value of financial instruments in interim and annual financial statements, including the method(s) and significant assumptions used to estimate the fair value of those financial instruments. The Company adopted this standard in the second quarter of 2009. As the standard requires only additional disclosures, the adoption did not have an impact on the Company’s consolidated balance sheets, results of operations or cash flows. Refer to “Note 5: Fair Value of Financial Instruments” for further information.

Financial Guarantee Insurance and Reinsurance Contracts (ASC 944-20)

In May 2008, the FASB issued accounting guidance for financial guarantee insurance and reinsurance contracts effective prospectively as of January 1, 2009. This accounting guidance amends accounting and reporting by insurance enterprises to clarify how existing guidance applies to financial guarantee insurance and reinsurance contracts. The accounting guidance amends the recognition and measurement of premium revenue and claim liabilities, and expands disclosure requirements. Recognition and measurement of unearned premium revenue and receivable for future premiums are also amended. The accounting guidance does not apply to financial

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements (continued)

guarantee insurance contracts that are derivative instruments included within the scope of derivatives and hedging (ASC 815-15). Refer to “Note 4: Insurance Premiums” for disclosures related to premiums and “Note 12: Loss and Loss Adjustment Expense Reserves” for disclosures related to loss reserves.

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

Disclosures About Transfers of Financial Assets and Interests in Variable Interest Entities (ASC 860 and ASC 810)

In December 2008, the FASB issued accounting guidance that requires enhanced disclosures about transfers of financial assets and involvement with VIEs. The Company adopted this guidance for financial statements prepared as of December 31, 2008. Since the guidance only requires additional disclosures concerning transfers of financial assets and interests in VIEs, the adoption did not affect the Company’s consolidated balance sheets, results of operations or cash flows. Refer to “Note 9: Variable Interest Entities” for mandated disclosures.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260)

In June 2008, the FASB issued accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities. The guidance requires companies to consider unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents as participating securities, which shall be included in the calculation of basic and diluted earnings per share. The Company’s restricted and deferred share awards meet the definition of participating securities. The Company adopted the guidance on January 1, 2009, which resulted in a $0.18 and $0.24 reduction in its previously reported loss per common share for the year ended December 31, 2008 and 2007, respectively. The previously reported amounts for diluted earnings per share for the years ended December 31, 2008 and 2007 were losses of $12.29 and $15.17, respectively.

Disclosures About Derivative Instruments and Hedging Activities (ASC 815)

In March 2008, the FASB issued accounting guidance that expands the disclosure requirements about an entity’s derivative instruments and hedging activities. The Company adopted the disclosure provisions on January 1, 2009. Since these amended principles require only additional disclosures concerning derivatives and hedging activities, adoption of the accounting guidance did not affect the Company’s consolidated balance sheets, results of operations or cash flows. Refer to “Note 8: Derivative Instruments” for mandated disclosures.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements (continued)

Fair Value Measurements and Disclosures—Delayed Effective Date (ASC 820)

In February 2008, the FASB issued accounting guidance that delayed the effective date for fair value measurements and disclosures to fiscal years beginning after November 15, 2008, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption on January 1, 2009 did not have a material impact on the Company’s consolidated balance sheets, results of operations or cash flows.

Noncontrolling Interests in Consolidated Financial Statements (ASC 810)

In December 2007, the FASB issued accounting guidance for noncontrolling interests in consolidated financial statements which requires reporting entities to present noncontrolling (minority) interest as equity, rather than as a liability or mezzanine equity. The Company adopted the prescribed guidance on January 1, 2009 which resulted in preferred stock issued by a subsidiary to be reclassified from minority interest to a separate component of equity. The adoption did not have a material impact on the Company’s consolidated results of operations or cash flows.

Recent Accounting Developments

Improving Disclosures about Fair Value Measurements (ASU 2010-06)

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements,” to require additional disclosures about transfers into and out of Levels 1 and 2 and to clarify existing disclosures about the level of disaggregation, valuation techniques and inputs to fair value measurements. The new guidance is effective for the Company as of January 1, 2010. The Company is currently evaluating the potential impact of adopting this guidance.

Consolidation of Variable Interest Entities (ASU 2009-17)

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” to require the holder of a variable interest(s) in a VIE to determine whether it holds a controlling financial interest in a VIE. A holder of a variable interest (or combination of variable interests) that has a controlling financial interest in a VIE is considered the primary beneficiary and is required to consolidate the VIE. The accounting guidance deems controlling financial interest as both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or the rights to receive benefits of the VIE that could potentially be significant to the VIE. This accounting guidance eliminates the more quantitative approach for determining the primary beneficiary of a VIE. The accounting guidance will require an ongoing reassessment of whether a holder of a variable interest is the primary beneficiary of a VIE and is effective for the Company as of January 1, 2010. The Company is currently evaluating the potential impact of adopting this guidance and, at this time, expects that the adoption of this standard will have a material impact on its consolidated assets and liabilities. The Company believes that the adoption of this accounting standard will not have an impact on its liquidity.

Transfers of Financial Assets (ASU 2009-16)

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets,” to remove the concept of a QSPE. The accounting guidance also clarifies whether a transferor has surrendered control over transferred financial assets and meets the conditions to derecognize transferred financial assets or a portion of an entire financial asset that meets the definition of a participating interest. The accounting guidance requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The guidance is effective as of January 1, 2010 and will not be material to the Company.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

As of December 31, 2009, the Company reported premiums receivable of $2.0 billion primarily related to installment policies for which premiums will be collected over the estimated term of the contracts. Premiums receivable for an installment policy is initially measured at the present value of premiums expected to be collected over the expected period or contract period of the policy using a risk-free discount rate. Premiums receivable for policies that use the expected period of risk due to expected prepayments are adjusted in subsequent measurement periods when prepayment assumptions change using the risk-free discount rate as of the remeasurement date. The weighted average risk-free rate used to discount future installment premiums was 3.02% and the weighted average expected collection term of the premiums receivable was 9.13 years. For the year ended December 31, 2009, the accretion of the premiums receivable was $56 million and is reported in “Scheduled premiums earned” on the Company’s consolidated statements of operations.

As of December 31, 2009, the Company reported reinsurance premiums payable of $239 million, which represents the portion of the Company’s premiums receivable that is due to reinsurers. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.

The following table presents a roll forward of the Company’s premiums receivable for the year ended December 31, 2009:

In millions	Accounting Transition Adjustment (1)	Premium Payments Received	Premiums from New Business Written	Adjustments			Premiums Receivable as of December 31, 2009	Reinsurance Premiums Payable as of December 31, 2009
Premiums Receivable as of December 31, 2008				Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other
$8	$2,288	$(291)	$—	$(98)	$56	$58	$2,021	$239

(1)—Reflects the adoption of the accounting principles for financial guarantee insurance contracts as described in “Note 3: Recent Accounting Pronouncements.”

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

In millions	Expected Collection of Premiums
Three months ended:
March 31, 2010	$73
June 30, 2010	80
September 30, 2010	61
December 31, 2010	73

Twelve months ended:
December 31, 2011	245
December 31, 2012	218
December 31, 2013	180
December 31, 2014	157

Five years ended:
December 31, 2019	607
December 31, 2024	380
December 31, 2029 and thereafter	540

Total	$2,614

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Insurance Premiums (continued)

The following table presents the unearned premium revenue balance and the future expected premiums earned revenue as of and for the periods presented:

In millions	Unearned Premium Revenue	Expected Future Premium Earnings		Accretion	Total Expected Future Premium Earnings
		Upfront	Installments
December 31, 2009	$4,955

Three months ended:
March 31, 2010	4,818	$74	$63	$14	$151
June 30, 2010	4,684	73	61	14	148
September 30, 2010	4,554	70	60	14	144
December 31, 2010	4,427	69	58	14	141

Twelve months ended:
December 31, 2011	3,951	264	212	51	527
December 31, 2012	3,528	242	181	47	470
December 31, 2013	3,158	224	146	43	413
December 31, 2014	2,826	204	128	40	372

Five years ended:
December 31, 2019	1,555	785	486	152	1,423
December 31, 2024	785	473	297	94	864
December 31, 2029 and thereafter	—	435	350	111	896

Total		$2,913	$2,042	$594	$5,549

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Fair Value of Financial Instruments

Financial Instruments

The following table presents the carrying value and fair value of financial instruments reported on the Company’s consolidated balance sheets as of December 31, 2009 and 2008:

	As of December 31,
	2009		2008
In millions	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Fixed-maturity securities held as available-for-sale and held as trading	$13,219	$13,219	$16,763	$16,763
Investments held-to-maturity	3,132	2,801	3,656	3,595
Other investments	255	255	220	220
Cash and cash equivalents	803	803	2,280	2,280
Receivable for investments sold	18	18	77	77
Derivative assets:
Insured derivatives	756	756	747	747
Other derivatives	110	110	164	164
Note receivable	482	482	423	423
Liabilities:
Investment agreements	2,726	2,836	4,667	5,182
Medium-term notes	3,686	2,100	6,340	4,773
Variable interest entity notes	1,770	1,662	1,792	1,792
Securities sold under agreements to repurchase	502	475	803	758
Short-term debt	18	18	—	—
Long-term debt	2,657	1,533	2,396	1,367
Payable for investments purchased	16	16	—	—
Derivative liabilities:
Insured derivatives	4,583	4,583	6,219	6,219
Other derivatives	20	20	252	252
Warrants	28	28	22	22
Financial Guarantees:
Gross	6,535	4,777	4,982	6,078
Ceded	420	246	390	407

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

Foreign governments—The fair value of foreign government obligations is generally based on quoted prices in active markets and, as such, these bonds are classified in Level 1 of the fair value hierarchy. When quoted prices are not available, fair value is determined based on a valuation model that has as inputs interest rate yield curves, cross-currency basis index spreads, and country credit spreads for structures similar to the bond in terms of issuer, maturity and

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Fair Value of Financial Instruments (continued)

seniority. These bonds are generally categorized in Level 2 of the fair value hierarchy. Bonds that contain significant inputs that are not observable are categorized as Level 3.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Fair Value of Financial Instruments (continued)

Investment Agreements

The fair values of investment agreements are estimated using discounted cash flow calculations based upon interest rates currently being offered for similar agreements with maturities consistent with those remaining for the investment agreements being valued. These agreements contain collateralization and termination agreements that substantially mitigate the nonperformance risk of the Company.

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

The Company has elected to record at fair value for four medium-term notes. Fair value of such notes is derived using quoted market prices or an internal cash flow model. Significant inputs into the valuation include yield curves and spreads to the swap curve. As these notes are not actively traded, certain significant inputs (e.g. spreads to the swap curve) are unobservable. These notes are categorized as Level 3 of the fair value hierarchy.

Variable Interest Entity Notes

The fair value of VIE notes is obtained using recently executed transactions or market price quotations where observable. When position-specific external price data is not observable, the valuation is based on prices of comparable securities. When observable price quotations are not available, fair value is determined based on internal cash flow models of the underlying collateral with yield curves and bond spreads of comparable entities as key inputs.

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

Note 5: Fair Value of Financial Instruments (continued)

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

Insured Derivatives

The majority of the Company’s derivative exposure is in the form of credit derivative instruments insured by MBIA Corp. Prior to 2008, MBIA Corp. insured CDSs entered into by LaCrosse, an entity that is consolidated into MBIA’s financial statements. In February 2008, the Company ceased insuring such derivative instruments except in transactions reducing its existing insured derivative exposure.

In most cases, the Company’s insured credit derivatives are measured at fair value as they do not qualify for the financial guarantee scope exception. Because the Company’s insured derivatives are highly customized and there is generally no observable market for these derivatives, the Company estimates their fair value in a hypothetical market based on internal and third-party models simulating what a bond insurer would charge to guarantee the transaction at the measurement date. This pricing would be based on expected loss of the exposure calculated using the value of the underlying collateral within the transaction structure. The fair values of insured derivatives recorded on the Company’s balance sheet are principally related to the Company’s insured credit derivatives exposure.

Description of MBIA’s Insured Derivatives

As of December 31, 2009, the Company had $119.2 billion of net par outstanding on insured derivatives. The majority of MBIA’s insured derivatives are “credit derivatives” that reference structured pools of cash securities

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Fair Value of Financial Instruments (continued)

and CDSs. The Company generally insured the most senior liabilities of such transactions, and at transaction closing the Company’s exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral backing the Company’s insured derivatives was cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, commercial real estate (“CRE”) loans, and CDO securities. As of December 31, 2009, the net par outstanding of such transactions totaled $106.0 billion. The remaining $13.2 billion of net par outstanding on insured derivatives as of December 31, 2009 primarily related to insured “interest rate” and “inflation-linked” swaps for which the Company has insured counterparty credit risk.

Most of MBIA’s insured CDS contracts require that MBIA make payments for losses of the principal outstanding under the contracts when losses on the underlying referenced collateral exceed a predetermined deductible. MBIA’s net par outstanding and maximum payment obligation under these contracts as of December 31, 2009 was $78.8 billion. The underlying referenced collateral for contracts executed in this manner largely consist of investment grade corporate debt, structured commercial mortgage-backed securities (“CMBS”) pools and, to a lesser extent, corporate and multi-sector CDOs (in CDO-squared transactions). MBIA’s multi-sector and CDO-squared transactions contain substantial RMBS-related collateral. As of December 31, 2009, MBIA also had $27.2 billion of net par outstanding on insured CDS contracts that require MBIA to make timely interest and ultimate principal payments.

Included in the aforementioned $27.2 billion are guarantees under principal protection fund programs. As of December 31, 2009, the net par outstanding and maximum amount of future payments that the Company would be required to make under these guarantees was $8 million. To date, the Company has not made any payments relating to these guarantees.

Considerations Regarding an Observable Market for MBIA’s Insured Derivatives

The Company does not trade its insured derivatives, nor do similar contracts trade in derivative markets. In determining fair value, the Company’s valuation approach uses observable market prices if available and reliable. Market prices are generally available for traded securities and market standard CDSs but are less available or accurate for highly customized CDSs. Most of the derivative contracts the Company insures are the latter as they are non-traded structured credit derivative transactions. In contrast, typical market CDSs are standardized, liquid instruments that reference tradable securities such as corporate bonds that themselves have observable prices. These market standard CDSs also involve collateral posting, and upon a default of the underlying reference obligation, can be settled in cash.

MBIA’s insured CDS contracts do not contain typical CDS market standard features as they have been designed to replicate the Company’s financial guarantee insurance policies. At inception of the transactions, the Company’s insured CDS contracts provided protection on pools of securities or CDSs with either a stated deductible or subordination beneath the MBIA-insured tranche. The Company is not required to post collateral in any circumstance. Payment by MBIA under an insured CDS is due after the aggregate amount of losses on the underlying reference obligations, based on actual losses as determined pursuant to the settlement procedure in each transaction, exceed the deductible or subordination in the transaction. Once such losses exceed the deductible or the subordination, the transactions are structured with the intention that MBIA is generally obligated to pay the losses, net of recoveries, if any, on any subsequent reference obligations that default. Some contracts also provide for further deferrals of payment at the Company’s option. In the event of MBIA Corp.’s failure to pay a claim under the insured CDS or the insolvency of MBIA, the insured CDS contract provides that the counterparty can terminate the CDS and make a claim for the amount due, which would be based on the fair value of the insured CDS at such time. An additional difference between the Company’s CDS and typical market standard contracts is that the Company’s contract, like its financial guarantee contracts, cannot be accelerated by the counterparty in the ordinary course of business but only upon the occurrence of certain events including the failure of LaCrosse to make a payment due under the CDS or the bankruptcy of MBIA Corp. or MBIA UK, our UK subsidiary that also insured certain CDS contracts entered into by LaCrosse. Similar to the Company’s financial guarantee insurance, all insured CDS policies are unconditional and irrevocable and the Company’s obligations

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Fair Value of Financial Instruments (continued)

thereunder cannot be transferred unless the transferees are also licensed to write financial guarantee insurance policies. Since insured CDS contracts are accounted for as derivatives under relevant accounting guidance for derivative instruments and hedging activities, the Company did not defer the charges associated with underwriting the CDS policies and they were expensed at origination.

The structure of the Company’s payment obligations in these contracts is intended to prevent large one-time claims upon an event of default of underlying reference obligations and to allow for payments over time (i.e. “pay-as-you-go” basis) or at final maturity. However, the size of payments will ultimately depend on the timing and magnitude of losses. There are primarily three types of payment provisions:

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

Valuation Modeling of MBIA-Insured Derivatives

As a result of the significant differences between market standard CDS contracts and the CDS contracts insured by MBIA, the Company believes there are no relevant third-party exit value market observations for its insured structured credit derivative contracts and, therefore, no principal market as described in the guidance on fair value measurement and disclosures. In the absence of a principal market, the Company values these insured credit derivatives in a hypothetical market where market participants are assumed to be other comparably-rated primary financial guarantors. Since there are no observable transactions in the financial guarantee market that could be used to value the Company’s transactions, the Company generally uses internal and third-party models, depending on the type and structure of the contract, to estimate the fair value of its insured derivatives.

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

Valuation Models Used

Approximately 69% of the balance sheet fair value of insured credit derivatives as of December 31, 2009 is valued using the BET model, which is a probabilistic approach to calculating expected loss on the Company’s exposure based on market variables for underlying referenced collateral. During the third quarter of 2009 the Company changed the model it used to estimate the fair value of most of its insured multi-sector CDOs. Previous to the third quarter of 2009, these transactions were valued using the BET model. Beginning with the third quarter of 2009, the Company valued these transactions using an internally-developed valuation model, referred to as the Direct Price Model. Approximately 31% of the balance sheet fair value of insured credit derivatives as of December 31, 2009 was valued using the Direct Price Model.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Fair Value of Financial Instruments (continued)

There were four factors that led to the development of the Direct Price Model. (1) Market spreads for RMBS and ABS CDO collateral were no longer available. RMBS and ABS CDO collateral comprised the majority of the collateral for the multi-sector CDOs that were transitioned to a new marking model. Although market prices were available for the collateral, the BET model requires a spread input and the conversion from price to spread can be subjective for securities that trade substantially below par, which was the case for most of the collateral in these transactions. (2) The BET model contemplates a multi-tranche structure and allocates potential losses to each tranche. Many of the multi-sector CDOs insured by MBIA have experienced collateral erosion to the extent that there is no market value to the subordinated tranches. As a result this key feature of the BET model is no longer relevant. (3) The BET model requires a recovery rate assumption. This is not readily observable on all the collateral. As the market-implied probability of default of collateral has increased the recovery rate assumption has become increasingly important, which has gradually increased the relative importance in the model of internal assumptions as opposed to observable market inputs. (4) For all insured transactions that have been transitioned to a Direct Price Model, MBIA has an option to defer losses on principal to the legal final maturity, which is typically decades in the future. As a result of increased actual and market-implied future potential losses, as well as the significant widening of CDS spreads for MBIA, the value of this deferral option has increased. It currently has a very significant effect on the estimated fair value of MBIA’s guarantee so it was appropriate to use a model that explicitly valued that deferral option.

A. Description of the BET Model

1. Valuation Model Overview

The BET was originally developed by Moody’s to estimate a probability distribution of losses on a diverse pool of assets. We have made modifications to this technique in an effort to incorporate more market information and provide more flexibility in handling pools of dissimilar assets: (a) we use market credit spreads to determine default probability instead of using historical loss experience, and (b) for collateral pools where the spread distribution is characterized by extremes, we model each segment of the pool individually instead of using an overall pool average.

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

Note 5: Fair Value of Financial Instruments (continued)

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

•

The model takes account of transaction structure and key drivers of market value. The transaction structure includes par insured, weighted average life, level of deductible or subordination (if any) and composition of collateral.

•

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

•

The model uses market inputs with the most relevant being credit spreads for underlying referenced collateral, assumed recovery rates specific to the type and rating of referenced collateral, and the diversity score of the entire collateral pool and MBIA’s CDS and derivative recovery rate level. These are key parameters affecting the fair value of the transaction and all inputs are market-based whenever available and reliable.

The primary weaknesses of the BET model are:

•

There is no market in which to test and verify the fair values generated by the Company’s model, and as of December 31, 2009, the model inputs were also either unobservable or highly illiquid, adversely impacting their reliability.

•	There are diverse approaches to estimating fair value of such transactions among other financial guarantee insurance companies.

•

The BET model requires an input for collateral spreads. However, some securities are quoted only in price terms. For securities that trade substantially below par, the conversion from price to spread can be subjective.

•

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

Note 5: Fair Value of Financial Instruments (continued)

The actual calculation of pool average spread varies depending on whether the Company is able to use collateral-specific credit spreads or generic spreads as an input.

•

If collateral-specific spreads are available, the spread for each individual piece of collateral is identified and a weighted average is calculated by weighting each spread by the corresponding par exposure.

•

If collateral-specific credit spreads are not available, the Company uses generic spread tables based on asset class and average rating of the collateral pool. Average credit rating for the collateral is calculated from the weighted average rating factor (“WARF”) for the collateral portfolio and then mapped to an appropriate spread. WARF is based on a 10,000 point scale designed by Moody’s where lower numbers indicate better credit quality. Ratings are not spaced equally on this scale because the marginal difference in default probability at higher rating quality is much less than at lower rating levels. The Company obtains WARF from the most recent trustee’s report or the Company calculates it based on the collateral credit ratings. For a WARF calculation, the Company identifies the credit ratings of all collateral (using, in order of preference as available, Moody’s, S&P or Fitch ratings), then converts those credit ratings into a rating factor on the WARF scale, average those factors (weighted by par) to create a portfolio WARF, and then maps the portfolio WARF back into an average credit rating for the pool. The Company then applies this pool rating to a market spread table or index appropriate for the collateral type to determine the generic spread for the pool, which becomes the market-implied default input into the BET model.

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

Spread Hierarchy:

•	Actual collateral-specific credit spreads. If up-to-date and reliable market-based spreads are available, they are used.

•	Sector-specific spreads (JP Morgan and Bank of America Securities-Merrill Lynch (“BAS-ML”) spread tables by asset class and rating).

•	Corporate spreads (Bloomberg and Risk Metrics spread tables based on rating).

•

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Fair Value of Financial Instruments (continued)

As of December 31, 2009, actual collateral credit spreads were used in one transaction. Sector-specific spreads were used in 12% of the transactions valued using the BET model. Corporate spreads were used in 28% of the transactions and spreads benchmarked from the most relevant spread source were used for 59% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy. For example, for some transactions MBIA used actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. The spread source can also be identified by whether or not it is based on collateral WARF. No Level 1 spreads are based on WARF, all Level 2 and 3 spreads are based on WARF and some Level 4 spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spread was used for 72% of the transactions.

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

c. Recovery Rate

The recovery rate represents the percentage of par expected to be recovered after an asset defaults, indicating the severity of a potential loss. MBIA generally uses rating agency recovery assumptions which may be adjusted to account for differences between the characteristics and performance of the collateral used by the rating agencies and the actual collateral in MBIA-insured transactions. The Company may also adjust rating agency assumptions based on the performance of the collateral manager and on empirical market data. In 2009, the Company lowered recovery rates for CMBS collateral, and certain RMBS, ABS and collateralized loan obligation (“CLO”) collateral. The recovery rates for certain RMBS and ABS collateral were lowered in the fourth quarter of 2009, which increased our derivative liability by $200 million.

d. Input Adjustments for Insured CMBS Derivatives in the Current Market

History of Input Adjustments

Approximately $45.3 billion gross par of MBIA’s insured derivative transactions as of December 31, 2009 include substantial amounts of CMBS and commercial mortgage collateral. Prior to 2008, the Company had used spreads drawn from CMBX indices and CMBS spread tables as pricing input on the underlying referenced collateral in these transactions. In 2008, as the financial markets became illiquid, the Company observed a significant disconnect between cumulative loss expectations of market analysts on underlying

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Fair Value of Financial Instruments (continued)

commercial mortgages and loss expectations implied by the CMBX indices and CMBS spread tables. In addition, due to financial market uncertainty since last year, transaction volume in CMBS and trading activity in the CMBX were both dramatically lower than in prior periods. The Company also considered that the implied loss rates within the CMBX index were much higher than that forecast by fundamental researchers and MBIA’s internal analysis. As a result of these issues, the Company concluded that the CMBX indices and the CMBS spread tables were unreliable model inputs for the purpose of estimating fair value in the Company’s hypothetical market among monoline insurers.

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

In the third quarter of 2009, MBIA reassessed the reasonableness of CMBX inputs. CMBX levels are now quoted in price terms instead of spread. It was observed that trading activity in CMBX indices is more liquid than in recent quarters. There has also been some convergence between the loss rates implied by the CMBX index and that of fundamental analysts. During the third quarter of 2009 CMBX prices improved (implying a lower loss rate) while fundamental assessments of the loss rates for CMBS increased. MBIA concluded that it was again appropriate and reasonable to use CMBX as an input for the BET model.

Current CMBX Input Adjustment

Since CMBX is now quoted in price terms and the BET model requires a spread input, it is necessary to convert CMBX prices to spreads. To do this, the Company assumed that a portion of the CMBX price reflected market illiquidity. The company assumed this illiquidity component was the difference between par and the price of the highest priced CMBX triple-A series. As of December 31, 2009 the highest priced triple-A CMBX index was series 1 and its price was $92.50 corresponding to an illiquidity premium of 7.5%. The Company assumed that the price of each CMBX index has two components: an illiquidity component and a loss component. So the market implied losses were assumed to be the difference of par less the liquidity adjusted price. These loss estimates were converted to spreads using an internal estimate of duration. The illiquidity premium was also converted to a spread using the same approach and the CMBX spread was calculated as the sum of those two numbers.

e. Other Input Adjustments

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

f. Nonperformance Risk

In compliance with the requirements of fair value measurement, the Company’s valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk and the nonperformance risk of its reinsurers. The Company calculates the fair value by discounting the market value loss estimated through the BET model at discount rates which include MBIA Corp.’s and the reinsurers’ CDS spreads (or an estimate if there is not a traded CDS contract referencing a reinsurer) as of December 31, 2009. Prior to the second quarter of 2009, MBIA used the 5-year CDS spread on MBIA Corp. to calculate nonperformance risk. This assumption was compatible with the average life of the CDS portfolio, which was

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Fair Value of Financial Instruments (continued)

approximately 5 years. In the second quarter of 2009, the Company refined this approach to include a full term structure for CDS spreads. Under the refined approach, the CDS spreads assigned to each deal are based on the weighted average life of the deal.

In the fourth quarter of 2009, the Company enhanced the calculation of nonperformance risk for certain multi-sector and corporate CDOs. MBIA previously used the weighted average life of the overall transaction to calculate nonperformance risk. For the transactions affected, the timing of potential modeled loss varies significantly by the type of collateral that generates the loss. Therefore, the nonperformance risk calculation was adjusted to reflect the potential timing of loss for each collateral type. This adjustment increased our derivative liability by $345 million.

Beginning in the first quarter of 2009, the Company limited the impact of MBIA’s CDS spreads so that the derivative liability, after giving effect to nonperformance risk, could not be lower than MBIA’s recovery derivative price multiplied by the unadjusted derivative liability.

Prior to the third quarter of 2008, the Company did not apply nonperformance risk to the excess (if any) of insured par over the par value of remaining collateral (such excess referred to as “burn-through”) within CDS transactions. Most obligations insured by MBIA do not have burn-through. However, an increasing number of multi-sector CDOs insured by MBIA had developed burn-through. As a result, in the third quarter of 2008 the Company began applying its nonperformance calculation to burn-through, which resulted in a reduction of the fair value of its derivative liability by $683 million. Most of the insured transactions with burn-through are now valued using the Direct Price Model.

B. Description of Direct Price Model

1. Valuation Model Overview

The Direct Price Model was developed internally to address weaknesses in the Company’s BET model specific to valuing insured multi-sector CDOs, as previously discussed. There are three steps in the model. First, market prices are obtained or estimated for all collateral within a transaction. Second, the present value of the market-implied potential losses is calculated for the transaction, assuming that MBIA defers all principal losses to the legal final maturity. This is determined by the contractual terms of each agreement and interest rates. Third, the impact of nonperformance risk is calculated.

2. Model Strengths and Weaknesses

The primary strengths of the Direct Price Model are:

•

The model takes account of transaction structure and key drivers of market value. The transaction structure includes par insured, legal final maturity, level of deductible or subordination (if any) and composition of collateral.

•

The model is a consistent approach to marking positions that minimizes the level of subjectivity. Model structure, inputs and operation are well documented by MBIA’s internal controls, creating a strong controls process in execution of the model.

•

The model uses market inputs for each transaction with the most relevant being market prices for collateral, MBIA’s CDS and derivative recovery rate level and interest rates. Most of the market inputs are observable.

The primary weaknesses of the Direct Price Model are:

•	There is no market in which to test and verify the fair values generated by the Company’s model.

•	There are diverse approaches to estimating fair value of similar transactions among other financial guarantee insurance companies.

•

The model does not take into account potential future volatility of collateral prices. When the market value of collateral is substantially lower than insured par and there is no or little subordination left in a transaction, which is the case for most of the transactions marked with this model, the Company believes this assumption still allows a reasonable estimate of fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Fair Value of Financial Instruments (continued)

3. Model Inputs

•	Collateral prices

MBIA was able to obtain broker quotes for the majority of the collateral. For any collateral not directly priced, a matrix pricing grid was used based on security type and rating. For each security that was not directly priced, an average was used based on securities with the same rating and security type categories.

•	Interest rates

The present value of the market-implied potential losses was calculated, assuming that MBIA deferred all principal losses to the legal final maturity. This was done through a cash flow model that calculated potential interest payments in each period and the potential principal loss at the legal final maturity. These cash flows were discounted using the LIBOR flat swap curve.

•	Nonperformance risk

The methodology for calculating MBIA’s nonperformance risk is the same as used for the BET model. Due to the current level of MBIA CDS rates and the long tenure of these transactions, the derivative recovery rate was used to estimate nonperformance risk for all transactions marked by this model.

Overall Model Results

As of December 31, 2009, the Company’s net insured derivative liability of $3.8 billion comprised the fair values of insured derivatives included in “Derivative assets” and “Derivative liabilities” on its consolidated balance sheet of $756 million and $4.6 billion, respectively, based on the results of the aforementioned pricing models. In the current environment the most significant driver of changes in fair value is nonperformance risk. In aggregate, the nonperformance calculation results in a pre-tax net insured derivative liability which is $14.8 billion lower than the net liability that would have been estimated if the Company did not include nonperformance risk in its valuation. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of the Company’s economic condition, that the Company will be able to pay all claims when due.

The Company reviews the model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads are observable for similar transactions, those spreads are an integral part of the analysis. For example, new insured transactions that resemble existing (previously insured) transactions would be considered, as would negotiated settlements of existing transactions. This data has been scarce or non-existent in recent periods, but MBIA Corp. did negotiate settlements of two insured CDS transactions in the fourth quarter of 2009. In assessing the reasonableness of the fair value estimate for insured CDS, the Company considered the executed prices for those transactions as well as a review of internal consistency and relativity.

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

Note 5: Fair Value of Financial Instruments (continued)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following fair value hierarchy tables present information about the Company’s assets (including short-term investments) and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2009
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$601	$87	$6	$—	$694
Foreign governments	470	104	12	—	586
Corporate obligations	—	1,947	281	—	2,228
Mortgage-backed securities
Residential mortgage-backed agency	—	1,589	48	—	1,637
Residential mortgage-backed non-agency	—	618	230	—	848
Commercial mortgage-backed	—	55	31	—	86
Asset-backed securities
Collateralized debt obligations	—	166	285	—	451
Other asset-backed	—	691	586	—	1,277

Total	1,071	5,257	1,479	—	7,807
State and municipal bonds
Tax-exempt bonds	—	2,765	50	—	2,815
Taxable bonds	—	706	—	—	706

Total state and municipal bonds	—	3,471	50	—	3,521

Total fixed-maturity investments	1,071	8,728	1,529	—	11,328
Other investments:
Perpetual preferred securities	—	203	77	—	280
Other investments	25	141	19	—	185
Money market securities	1,682	—	—	—	1,682

Total other investments	1,707	344	96	—	2,147
Derivative assets	—	208	771	(113)	866

Total assets	$2,778	$9,280	$2,396	$(113)	$14,341

Liabilities:
Medium-term notes	$—	$—	$110	$—	$110
Derivative liabilities	—	318	4,561	(276)	4,603
Other Liabilities:
Warrants	—	28	—	—	28

Total liabilities	$—	$346	$4,671	$(276)	$4,741

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2008
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,042	$194	$32	$—	$1,268
Foreign governments	369	336	130	—	835
Corporate obligations	—	2,776	587	—	3,363
Mortgage-backed securities
Residential mortgage-backed agency	—	1,218	156	—	1,374
Residential mortgage-backed non-agency	—	627	397	—	1,024
Commercial mortgage-backed	—	16	37	—	53
Asset-backed securities
Collateralized debt obligations	—	365	553	—	918
Other asset-backed	—	79	905	—	984

Total	1,411	5,611	2,797	—	9,819
State and Municipal Bonds
Tax exempt bonds	—	3,011	49	—	3,060
Taxable bonds	—	379	46	—	425

Total state and municipal bonds	—	3,390	95	—	3,485

Total fixed-maturity investments	1,411	9,001	2,892	—	13,304
Other investments:
Perpetual preferred securities	—	275	45	—	320
Other investments	23	40	58	—	121
Money market securities	3,235	—	—	—	3,235

Total other investments	3,258	315	103	—	3,676
Derivative assets	—	613	807	(509)	911

Total assets	$4,669	$9,929	$3,802	$(509)	$17,891

Liabilities:
Medium-term notes	$—	$—	$176	$—	$176
Derivative liabilities	—	741	6,305	(575)	6,471
Other Liabilities:
Warrants	—	22	—	—	22

Total liabilities	$—	$763	$6,481	$(575)	$6,669

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Fair Value of Financial Instruments (continued)

Level 3 Analysis

Level 3 assets were $2.4 billion and $3.8 billion as of December 31, 2009 and 2008, respectively, and represented approximately 17% and 21% of total assets measured at fair value, respectively. Level 3 liabilities were $4.7 billion and $6.5 billion as of December 31, 2009 and 2008, respectively, and represented approximately 99% and 97% of total liabilities measured at fair value, respectively. The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the years ended December 31, 2009 and 2008:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2009

In millions	Balance, Beginning of Interim Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2009
Assets:
U.S. Treasury and government agency	$32	$1	$—	$(1)	$—	$(26)	$—	$6	$—
Foreign governments	130	—	—	(4)	(1)	(18)	(95)	12	—
Corporate obligations	587	—	—	3	(1)	(130)	(178)	281	—
Residential mortgage-backed agency	156	—	—	12	—	(33)	(87)	48	—
Residential mortgage-backed non-agency	397	(28)	(6)	32	—	(70)	(95)	230	—
Commercial mortgage-backed	37	(1)	—	11	1	(8)	(9)	31	—
Collateralized debt obligations	553	(154)	(2)	152	—	(114)	(150)	285	—
Other asset-backed	905	(9)	(85)	15	—	(117)	(123)	586	—
State and municipal tax-exempt bonds	49	—	—	(1)	—	2	—	50	—
State and municipal taxable bonds	46	(4)	—	4	—	(46)	—	—	—
Perpetual preferred securities	45	—	—	33	—	(1)	—	77	—
Other investments	58	—	—	—	—	(39)	—	19	—

Total assets	$2,995	$(195)	$(93)	$256	$(1)	$(600)	$(737)	$1,625	$—

In millions	Balance, Beginning of Interim Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2009
Liabilities:
Medium-term notes	$176	$—	$(67)	$—	$1	$—	$—	$110	$(67)
Derivative contracts, net	5,498	(341)	(1,343)	2	(6)	—	(20)	3,790	(1,129)

Total liabilities	$5,674	$(341)	$(1,410)	$2	$(5)	$—	$(20)	$3,900	$(1,196)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2008

In millions	Balance, Beginning of Interim Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2008
Assets:
U.S. Treasury and government agency	$124	$3	$—	$(5)	$—	$(115)	$25	$32	$—
Foreign governments	64	(4)	—	(2)	(6)	21	57	130	—
Corporate obligations	1,400	(68)	—	(56)	1	(967)	277	587	—
Residential mortgage-backed agency	239	—	—	(11)	—	(72)	—	156	—
Residential mortgage-backed non-agency	726	(68)	—	(217)	—	3	(47)	397	—
Commercial mortgage-backed	273	(6)	—	(14)	6	(81)	(141)	37	—
Collateralized debt obligations	2,458	(1,000)	—	271	(36)	(1,129)	(11)	553	—
Other asset-backed	1,430	(40)	—	(161)	14	(438)	100	905	—
State and municipal tax exempt bonds	—	—	—	—	—	49	—	49	—
State and municipal taxable bonds	49	—	—	(3)	—	—	—	46	—
Perpetual preferred securities	104	—	—	(58)	—	(1)	—	45	—
Other investments	—	—	(5)	—	—	63	—	58	—

Total assets	$6,867	$(1,183)	$(5)	$(256)	$(21)	$(2,667)	$260	$2,995	$—

In millions	Balance, Beginning of Interim Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2008
Liabilities:
Medium-term notes	$399	$(6)	$(104)	$(20)	$(25)	$(68)	$—	$176	$104
Derivative contracts, net	3,406	215	1,778	(17)	(17)	133	—	5,498	(1,778)

Total liabilities	$3,805	$209	$1,674	$(37)	$(42)	$65	$—	$5,674	$(1,674)

Transfers into and out of Level 3 were $114 million and $871 million, respectively, for the year ended December 31, 2009. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. CDOs, other ABSs, and corporate obligations comprised the majority of the transferred instruments. For the year ended December 31, 2009, the net unrealized gains related to the transfers into Level 3 was $15 million and the net unrealized gains related to the transfers out of Level 3 as of December 31, 2009 was $81 million.

Transfers into and out of Level 3 were $1.2 million and $959 million, respectively, for the year ended December 31, 2008. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the year. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. CDOs, RMBSs and other asset-backed securities comprised the majority of the transferred instruments. For the year ended December 31, 2008, the net unrealized losses related to the transfers into Level 3 was $25 million and the net unrealized gains related to the transfers out of Level 3 was $82 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the years ended December 31, 2009 and 2008 are reported on the consolidated statements of operations as follows:

	As of December 31, 2009
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$1,380	$146	$(11)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of December 31, 2009	$1,140	$—	$(11)

	As of December 31, 2008
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(1,818)	$(1,762)	$(69)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of December 31, 2008	$(1,726)	$—	$40

Fair Value Option

The Company elected, under the provision of fair value measurements and disclosures, to record at fair value certain financial assets and liabilities that contain embedded derivatives. These hybrid financial instruments are related to the Company’s asset/liability products segment. Changes in fair value of these hybrid financial instruments are reflected in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statement of operations.

For the year ended December 31, 2009, the fair value of hybrid financial assets increased $5 million on a pre-tax basis and $3 million on an after-tax basis. For the year ended December 31, 2009, the fair value of hybrid financial liabilities, which related to four medium-term notes, decreased $66 million on a pre-tax basis and $43 million on an after-tax basis. Contractual interest coupon payments related to these medium-term notes are recorded within “Interest expense” on the Company’s consolidated statements of operations.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Investments

The Company’s fixed-maturity portfolio consists of high-quality (average rating double-A) taxable and tax-exempt investments of diversified maturities. Other investments primarily comprise equity investments, including those accounted for under the equity method and highly rated perpetual securities that bear interest and are callable by the issuer. The following tables present the amortized cost, fair value and other-than-temporary impairments of available-for-sale fixed-maturity and other investments included in the consolidated investment portfolio of the Company as of December 31, 2009 and 2008:

	December 31, 2009
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments (1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$697	$7	$(10)	$694	$—
Foreign governments	564	22	—	586	—
Corporate obligations	2,429	31	(232)	2,228	—
Mortgage-backed securities:
Residential mortgage-backed agency	1,599	43	(5)	1,637	—
Residential mortgage-backed non-agency	1,293	37	(482)	848	(184)
Commercial mortgage-backed	95	1	(10)	86	(1)
Asset-backed securities:
Collateralized debt obligations	867	—	(416)	451	(129)
Other asset-backed	1,501	16	(240)	1,277	(86)

Total	9,045	157	(1,395)	7,807	(400)
State and municipal bonds:
Tax-exempt bonds	2,827	30	(42)	2,815	—
Taxable bonds	761	3	(58)	706	—

Total state and municipal bonds	3,588	33	(100)	3,521	—

Total fixed-maturity investments	12,633	190	(1,495)	11,328	(400)
Other investments:
Perpetual preferred securities	339	3	(62)	280	—
Other investments	56	—	—	56	—
Money market securities	1,682	—	—	1,682	—

Total other investments	2,077	3	(62)	2,018	—

Total available-for-sale investments	$14,710	$193	$(1,557)	$13,346	$(400)

(1)—Represents the amount of other-than-temporary losses recognized in accumulated other comprehensive income (loss).

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Investments (continued)

	December 31, 2008
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,194	$74	$—	$1,268
Foreign governments	818	39	(22)	835
Corporate obligations	3,861	43	(541)	3,363
Mortgage-backed securities:
Residential mortgage-backed agency	1,359	27	(12)	1,374
Residential mortgage-backed non-agency	1,664	9	(649)	1,024
Commercial mortgage-backed	72	—	(19)	53
Asset-backed securities:
Collateralized debt obligations	1,467	3	(552)	918
Other asset-backed	1,298	4	(318)	984

Total	11,733	199	(2,113)	9,819
State and municipal bonds:
Tax-exempt bonds	3,273	20	(233)	3,060
Taxable bonds	473	13	(61)	425

Total state and municipal bonds	3,746	33	(294)	3,485

Total fixed-maturity investments	15,479	232	(2,407)	13,304
Other investments:
Perpetual preferred securities	635	—	(315)	320
Other investments	126	—	(5)	121
Money market securities	3,235	—	—	3,235

Total other investments	3,996	—	(320)	3,676

Total available-for-sale investments	$19,475	$232	$(2,727)	$16,980

Fixed-maturity investments carried at fair value of $16 million and $14 million as of December 31, 2009 and 2008, respectively, were on deposit with various regulatory authorities to comply with insurance laws.

MBIA Corp., through a consolidated VIE, held fixed-maturity securities for trading with a fair value of $128 million as of December 31, 2009. As of December 31, 2008, MBIA Corp. held no fixed-maturity securities for trading.

A portion of the obligations under investment agreements require the Company to pledge securities as collateral. As of December 31, 2009 and 2008, the fair value of securities pledged as collateral with respect to these obligations approximated $2.6 billion and $2.7 billion, respectively. Additionally, the Company pledged cash in the amount of $315 million and $2.2 billion as of December 31, 2009 and 2008, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Investments (continued)

The following table presents the distribution by contractual maturity of available-for-sale fixed-maturity investments at amortized cost and fair value as of December 31, 2009. Contractual maturity may differ from expected maturity because borrowers may have the right to call or prepay obligations.

In millions	Amortized Cost	Fair Value
Due in one year or less	$889	$883
Due after one year through five years	1,506	1,509
Due after five years through ten years	850	806
Due after ten years through fifteen years	519	497
Due after fifteen years	3,514	3,334
Mortgage-backed	2,987	2,571
Asset-backed	2,368	1,728

Total fixed-maturity investments	$12,633	$11,328

Investments that are held-to-maturity are reported on the Company’s balance sheet at amortized cost. These investments, which relate to the Company’s conduit segment and consolidated VIEs, primarily consist of ABS and loans issued by major national and international corporations and other structured finance clients. As of December 31, 2009, the amortized cost and fair value of held-to-maturity investments totaled $3.1 billion and $2.8 billion, respectively. Unrecognized gross gains were $8 million and unrecognized gross losses were $339 million. As of December 31, 2008, the amortized cost and fair value of held-to-maturity investments totaled $3.7 billion and $3.6 billion, respectively. Unrecognized gross gains were $1 million and unrecognized gross losses were $62 million. The following table presents the distribution of held-to-maturity investments by contractual maturity at amortized cost and fair value as of December 31, 2009:

In millions	Amortized Cost	Fair Value
Due in one year or less	$215	$215
Due after one year through five years	1	1
Due after five years through ten years	1	1
Due after ten years through fifteen years	—	—
Due after fifteen years	1,100	1,046
Mortgage-backed	74	74
Asset-backed	1,743	1,465

Total held-to-maturity investments (1)	$3,134	$2,802

(1)—Includes $2 million related to tax credit investments reported in “Other investments” on the balance sheet.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Investments (continued)

Included in the preceding tables are investments that have been insured by MBIA Corp. and National (“Company-Insured Investments”). As of December 31, 2009, the Company-Insured Investments at fair value represented $2.9 billion or 18% of the consolidated investment portfolio. Conduit segment investments represented $1.7 billion or 10% of the consolidated investment portfolio and were all insured by MBIA Corp. Without giving effect to the MBIA guarantee of the Company-Insured Investments, the underlying ratings (those given to an investment without the benefit of MBIA’s guarantee) of the Company-Insured Investments as of December 31, 2009 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of MBIA Corp.’s and National’s guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate rating sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s. When an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

In millions
Underlying Ratings Scale	U.S. Public Finance Insurance Available-for-Sale	Structured Finance and International Insurance Available-for-Sale	Investment Management Services Available- for-Sale	Investments Held- to-Maturity	Total
Aaa	$1	$27	$3	$318	$349
Aa	88	7	10	34	139
A	156	2	179	88	425
Baa	83	63	365	1,177	1,688
Below investment grade	1	184	89	63	337

Total	$329	$283	$646	$1,680	$2,938

It is MBIA’s policy to obtain an underlying rating from both Moody’s and S&P for each new transaction funded through the Company’s conduit segment prior to the execution of such transactions. All transactions currently funded in the conduit segment had an underlying rating of investment grade by Moody’s and S&P prior to funding. MBIA estimates that the weighted average underlying rating of all outstanding conduit segment transactions was Baa1 by Moody’s and BBB+ by S&P as of December 31, 2009.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Investments (continued)

As of December 31, 2009 and 2008, the Company recorded net unrealized losses of $1.4 billion and $2.5 billion, respectively, on available-for-sale fixed-maturity and other investments, which included $1.6 billion and $2.7 billion, respectively, of gross unrealized losses. The following tables present the gross unrealized losses included in accumulated other comprehensive income (loss) as of December 31, 2009 and 2008 related to available-for-sale fixed-maturity and other investments. These tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$427	$(10)	$—	$—	$427	$(10)
Foreign governments	1	—	72	—	73	—
Corporate obligations	296	(41)	953	(191)	1,249	(232)
Mortgage-backed securities:
Residential mortgage-backed agency	275	(2)	77	(3)	352	(5)
Residential mortgage-backed non-agency	258	(76)	471	(406)	729	(482)
Commercial mortgage-backed	18	(2)	36	(8)	54	(10)
Asset-backed securities:
Collateralized debt obligations	96	(50)	340	(366)	436	(416)
Other asset-backed	275	(87)	620	(153)	895	(240)

Total	1,646	(268)	2,569	(1,127)	4,215	(1,395)
State and municipal bonds:
Tax-exempt bonds	1,092	(17)	354	(25)	1,446	(42)
Taxable bonds	362	(18)	194	(40)	556	(58)

Total state and municipal bonds	1,454	(35)	548	(65)	2,002	(100)
Total fixed-maturity investments	3,100	(303)	3,117	(1,192)	6,217	(1,495)
Other investments:
Perpetual preferred securities	—	—	267	(62)	267	(62)
Other investments	—	—	5	—	5	—

Total other investments	—	—	272	(62)	272	(62)

Total	$3,100	$(303)	$3,389	$(1,254)	$6,489	$(1,557)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Investments (continued)

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$5	$—	$24	$—	$29	$—
Foreign governments	107	(10)	24	(12)	131	(22)
Corporate obligations	1,144	(123)	1,243	(418)	2,387	(541)
Mortgage-backed securities:
Residential mortgage-backed agency	98	(5)	206	(7)	304	(12)
Residential mortgage-backed non-agency	82	(45)	645	(604)	727	(649)
Commercial mortgage-backed	9	(1)	40	(18)	49	(19)
Asset-backed securities:
Collateralized debt obligations	165	(190)	285	(351)	450	(541)
Other asset-backed	419	(96)	430	(222)	849	(318)

Total	2,029	(470)	2,897	(1,632)	4,926	(2,102)
State and municipal bonds:
Tax-exempt bonds	2,034	(225)	171	(8)	2,205	(233)
Taxable bonds	188	(35)	107	(26)	295	(61)

Total state and municipal bonds	2,222	(260)	278	(34)	2,500	(294)
Total fixed-maturity investments	4,251	(730)	3,175	(1,666)	7,426	(2,396)
Other investments:
Perpetual preferred securities	99	(78)	219	(237)	318	(315)
Other investments	94	(5)	—	—	94	(5)

Total other investments	193	(83)	219	(237)	412	(320)

Total	$4,444	$(813)	$3,394	$(1,903)	$7,838	$(2,716)

The following tables present the gross unrealized losses of held-to-maturity investments as of December 31, 2009 and 2008. Held-to-maturity investments are reported at amortized cost on the Company’s consolidated balance sheets. The tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate	$1,046	$(54)	$—	$—	$1,046	$(54)
Mortgage and other asset-backed securities	1,149	(261)	99	(24)	1,248	(285)

Total	$2,195	$(315)	$99	$(24)	$2,294	$(339)

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage and other asset-backed securities	$334	$(28)	$75	$(34)	$409	$(62)

As of December 31, 2009 and 2008, the Company’s available-for-sale fixed-maturity, equity and held-to-maturity investment portfolios’ gross unrealized losses totaled $1.9 billion and $2.8 billion, respectively. The weighted average contractual maturity of securities in an unrealized loss position as of December 31, 2009 and 2008 was

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Investments (continued)

19 years and 16 years, respectively. As of December 31, 2009, there were 619 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $1.3 billion. Within the 619 securities, the book value of 497 securities exceeded market value by more than 5% as presented in the following table:

Percentage Book Value Exceeded Market Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
5% to 15%	216	$1,188	$1,070
16% to 25%	79	818	647
26% to 50%	109	1,057	690
Greater than 50%	93	790	209

Total	497	$3,853	$2,616

As of December 31, 2008, there were 570 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $1.9 billion. Within the 570 securities, the book value of 486 securities exceeded market value by more than 5%.

MBIA has evaluated whether the unrealized losses in its investment portfolios were other-than-temporary considering the circumstances that gave rise to the unrealized losses, and whether MBIA has the intent to sell the securities or more likely than not will be required to sell the securities before their anticipated recovery. Based on its evaluation, the Company realized other-than-temporary impairments of $467 million primarily related to RMBS, CDOs, and perpetual securities for the year ended December 31, 2009. MBIA determined that the unrealized losses on the remaining securities were temporary in nature because its impairment analysis, including projected future cash flows, indicated that the Company would be able to recover the amortized cost of impaired assets. The Company also concluded that it does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources availability to its business other than sales of securities. It also considered the existence of any risk management or other plans as of December 31, 2009 that would require the sale of impaired securities. On a quarterly basis, MBIA will re-evaluate the unrealized losses in its investment portfolios and determine whether an impairment loss should be realized in current earnings. Refer to “Note 7: Investment Income and Gains and Losses” for information on realized losses due to other-than-temporary impairments. Additionally, refer to “Note 2: Significant Accounting Policies” for a description of the process used by the Company to determine other-than-temporary impairments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Investment Income and Gains and Losses

The following table includes total investment income from all operations:

	Years ended December 31,
In millions	2009	2008	2007
Fixed-maturity	$532	$1,207	$1,792
Held-to-maturity	72	152	275
Short-term investments	24	147	86
Other investments	35	76	72

Gross investment income	663	1,582	2,225
Investment expenses	8	31	25

Net investment income	655	1,551	2,200
Fixed-maturity
Gains	167	325	159
Losses	(556)	(1,959)	(106)

Net	(389)	(1,634)	53
Other investments
Gains	28	3	6
Losses	(124)	(26)	(12)

Net	(96)	(23)	(6)
Other
Gains	99	17	14
Losses	(127)	(112)	(7)

Net	(28)	(95)	7

Total net realized gains (losses) (1)	(513)	(1,752)	54

Total investment income	$142	$(201)	$2,254

(1)—Includes losses from other-than-temporary impairments.

Net realized gains (losses) from fixed-maturity investments are generated as a result of the ongoing management of the Company’s investment portfolios and other-than-temporary impairments. For 2009, net realized losses from fixed-maturity investments of $389 million included other-than-temporary impairments of $363 million primarily related to RMBS and other asset-backed securities. For 2008, the net realized losses of $1.6 billion included other-than-temporary impairments of $954 million primarily related to ABS and corporate securities and realized losses on security sales. For 2007, the net realized gain of $53 million included a realized gain of $36 million in connection with the disposition of the Delta and Northwest Airlines Enhanced Equipment Trust Certificates (“EETCs”) that were acquired through remediations.

Net realized losses from fixed-maturity investments for 2009 included net realized gains of $10 million from trading securities, of which $8 million was due to an increase in the fair value of the trading securities portfolio and $2 million was due to sales of securities. The Company did not own any trading securities in 2008 and 2007.

Net realized losses from other investments for 2009 of $96 million included other-than-temporary impairments of $104 million related to perpetual equity securities. For 2008, net realized losses in other investments of $23 million related to the sales of perpetual equity securities.

Other net realized losses for 2009 of $28 million were primarily due to impairment losses of $112 million on assets, partially offset by gains principally related to swap terminations and reinsurance activity. Total impairment losses of $112 million comprised a $46 million write-off of MBIA Corp.’s goodwill, a $41 impairment of a receivable held by one of our consolidated VIEs, and a $25 million impairment of real estate owned by MBIA Corp. For 2008, other net realized losses of $94 million resulted from interest rate swap terminations in a loss position.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Investment Income and Gains and Losses (continued)

As discussed in “Note 2: Significant Accounting Policies,” a portion of other-than-temporary impairment losses on fixed-maturity securities is recognized in accumulated other comprehensive income (loss). The following table presents the amount of credit loss impairments on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the other-than-temporary impairment losses was recognized in accumulated other comprehensive income (loss), and the corresponding changes in such amounts.

Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	In millions
Balance, December 31, 2008	$—
Credit losses recognized in retained earnings related to the adoption of recently effective accounting principles (1)	226
Additions for credit loss impairments recognized in the current period on securities not previously impaired	241
Additions for credit loss impairments recognized in prior periods for securities that were re-impaired with a non-credit component in the current period	13
Reductions for credit loss impairments previously recognized on securities sold during the period	(102)
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period (2)	—
Additions for credit loss impairments recognized in the current period on securities previously impaired	14
Reductions for increases in cash flows expected to be collected over the remaining life of the security	(3)

Balance, December 31, 2009	$389

(1)—Reflects the adoption of recently effective accounting principles for recognition and presentation of other-than-temporary impairments, as described in “Note 3: Recent Accounting Pronouncements.”

(2)—Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

For ABS (e.g., RMBSs and CDOs), the Company estimated expected future cash flows of each security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for each significant class of asset-backed securities for the 12 months ended December 31, 2009.

Asset-backed Securities
Expected size of losses (1):
Range (2)	0.00% to 100.00%
Weighted average (3)	38.44%
Current subordination levels (4):
Range (2)	0.00% to 48.68%
Weighted average (3)	9.75%
Prepayment speed (annual CPR) (5):
Range (2)	0.00 to 36.20
Weighted average (3)	6.98

(1)—Represents future expected credit losses on impaired assets expressed as a percentage of total current outstanding balance.

(2)—Represents the range of inputs/assumptions based upon the individual securities within each category.

(3)—Calculated by weighting the relevant input/assumption for each individual security by current outstanding amortized cost basis of the security.

(4)—Represents current level of credit protection (subordination) for the securities, expressed as a percentage of total current underlying loan balance.

(5)—Values represent high and low points of lifetime vectors of constant prepayment rates.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Investment Income and Gains and Losses (continued)

Net unrealized gains (losses), including the portion of other-than-temporary impairments included in other comprehensive loss, reported within shareholders’ equity consisted of:

	As of December 31,
In millions	2009	2008
Fixed-maturity:
Gains	$187	$231
Losses	(1,495)	(2,406)
Foreign exchange	(29)	(102)

Net	(1,337)	(2,277)
Other investments:
Gains	3	0
Losses	(62)	(320)

Net	(59)	(320)

Total	(1,396)	(2,597)
Deferred income tax	(421)	(867)

Unrealized gains (losses), net	$(975)	$(1,730)

The change in net unrealized gains (losses) presented in the table above consisted of:

	For the year ended December 31,
In millions	2009	2008
Fixed-maturity	$940	$(1,684)
Other investments	261	(302)

Total	1,201	(1,986)
Deferred income tax	446	(655)

Change in unrealized gains (losses), net	$755	$(1,331)

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

Changes in the fair value of derivatives, excluding insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive income (loss),” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge. Changes in the fair value of insured derivatives are recorded in “Net change in fair value of insured derivatives.” The net change in the fair value of the Company’s insured derivatives has two primary components; (i) realized gains (losses) and other settlements on

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Derivative Instruments (continued)

insured derivatives and (ii) unrealized gains (losses) on insured derivatives. “Realized gains (losses) and other settlements on insured derivatives” include (i) premiums received and receivable on written CDS contracts, (ii) premiums paid and payable to reinsurers in respect of CDS contracts, (iii) net amounts received or paid on reinsurance commutations, (iv) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event or settlement agreement, (v) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event or settlement agreement and (vi) fees relating to CDS contracts. The “Unrealized gains (losses) on insured derivatives” include all other changes in fair value of the insured derivative contracts.

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

Investment Management Services

The investment management services operations have entered into derivative transactions primarily consisting of interest rate, cross currency, principal protection guarantees and CDSs. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to hedge the variability in cash flows resulting from fluctuations in foreign currency rates. The Company has also provided loss protection on certain Cutwater-ISC managed municipal pools that invest in highly rated short-term fixed-income securities. Such protection is accounted for as a derivative and is included as part of the Company’s principal protection guarantees. CDSs are entered into to hedge credit risk or to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Derivative Instruments (continued)

Corporate

The corporate operations have entered into a cross currency swap to hedge foreign exchange risks related to the issuance of certain MBIA long-term debt in accordance with the Company’s risk management policies. The cross currency swap has been designated as a cash flow hedge and hedges the variability arising from currency exchange rate movements on the foreign denominated fixed rate debt. Changes in the fair value of the cross currency swap are recorded in accumulated other comprehensive income (loss). As the debt is revalued at the spot exchange rate in accordance with accounting principles for foreign currency matters, an amount that will offset the related transaction gain or loss arising from the revaluation will migrate each period from accumulated other comprehensive income (loss) into earnings. This cash flow hedge was 100% effective during 2009.

Credit Derivatives Sold

The following table presents information about credit derivatives sold (insured) by the Company’s insurance operations that were outstanding as of December 31, 2009. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	9.1 Years	$36,417	$27,279	$37,526	$5,155	$20,114	$126,491	$(4,545)
Insured swaps	16.2 Years	—	368	5,893	5,298	1,518	13,077	(12)
All others	10.6 Years	1	159	121	—	36	317	(25)

Total notional		$36,418	$27,806	$43,540	$10,453	$21,668	$139,885

Total fair value		$(186)	$(474)	$(1,182)	$(242)	$(2,498)		$(4,582)

The following table presents information about credit derivatives sold (insured) by the Company’s insurance operations that were outstanding as of December 31, 2008. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	5.8 Years	$122,213	$5,176	$120	$1,447	$16,077	$145,033	$(6,175)
Insured swaps	16.1 Years	—	1,605	5,720	8,419	1,435	17,179	(5)
Total return swaps	1.7 Years	—	—	200	—	104	304	—
All others	9.5 Years	195	—	289	—	—	484	(14)

Total notional		$122,408	$6,781	$6,329	$9,866	$17,616	$163,000

Total fair value		$(3,450)	$(481)	$—	$(37)	$(2,226)		$(6,194)

Referenced credit ratings assigned by MBIA to insured credit derivatives are derived by the Company’s surveillance group in conjunction with representatives from its new business and risk divisions. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDSs are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDSs. Refer to “Note 16: Net Insurance in Force” for further information about the Company’s sold credit derivatives, including the maximum potential undiscounted payments, recourse provisions and collateral arrangements. The maximum potential amount of future payments (undiscounted) on insured swaps, total return swaps and credit linked notes sold are estimated as the notional value of such contracts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Derivative Instruments (continued)

The following table presents information about credit derivatives sold by the Company’s investment management services operations that were outstanding as of December 31, 2009. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Principal protection guarantees	0.1 Years	$5,880	$—	$—	$—	$—	$5,880	$—
Credit linked notes	1.6 Years	15	—	—	20	106	141	(32)
Non-insured credit default swaps	2.1 Years	—	95	30	—	—	125	(3)

Total notional		$5,895	$95	$30	$20	$106	$6,146

Total fair value		$(2)	$(2)	$—	$(17)	$(14)		$(35)

The following table presents information about credit derivatives sold by the Company’s investment management services operations that were outstanding as of December 31, 2008. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Principal protection guarantees	0.1 Years	$4,469	$—	$—	$—	$—	$4,469	$—
Non-insured credit default swaps	3.2 Years	180	155	397	—	—	732	(55)
Credit linked notes	2.5 Years	15	100	—	25	6	146	(60)
Total return swaps	6.8 Years	—	—	37	—	—	37	(3)

Total notional		$4,664	$255	$434	$25	$6	$5,384

Total fair value		$(28)	$(44)	$(22)	$(19)	$(5)		$(118)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Derivative Instruments (continued)

As of December 31, 2009, the total fair value of the Company’s derivative assets, before counterparty netting, was $987 million and the total fair value of the Company’s derivative liabilities, before counterparty netting, was $4.9 billion. The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of December 31, 2009:

In millions
Derivative Instruments	Notional Amount Outstanding	Derivative Assets (1)		Derivative Liabilities (1)
		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$845	Derivative assets	$48	Derivative liabilities	$(31)
Currency swaps	40	Derivative assets	7	Derivative liabilities	(3)

Total designated	$885		$55		$(34)
Not designated as hedging instruments:
Insured credit default swaps	$147,153	Derivative assets	$756	Derivative liabilities	$(4,545)
Insured swaps	13,077	Derivative assets	—	Derivative liabilities	(12)
Non-insured credit default swaps	203	Derivative assets	10	Derivative liabilities	(5)
Interest rate swaps	4,711	Derivative assets	81	Derivative liabilities	(238)
Interest rate swaps—embedded	520	Medium term notes	8	Medium term notes	(4)
Interest rate swaps—embedded	560	Other liabilities	—	Other assets	(12)
Credit linked notes	1	Derivative assets	—	Derivative liabilities	—
Credit linked notes	155	Fixed-maturity securities held at fair value	—	Fixed-maturity securities held at fair value	(33)
Currency swaps	646	Derivative assets	66	Derivative liabilities	(17)
All other	6,521	Derivative assets	11	Derivative liabilities	(29)
All other—embedded	242	Other Assets	—	Other liabilities	(3)

Total non-designated	$173,789		$932		$(4,898)

Total derivatives	$174,674		$987		$(4,932)

(1)—In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

As of December 31, 2009, the total fair value of the Company’s derivative assets, after counterparty netting, was $874 million, of which $866 million was reported within “Derivative assets” on the Company’s consolidated balance sheets, and the total fair value of the Company’s derivative liabilities, after counterparty netting, was $4.7 billion, of which $4.6 billion was reported within “Derivative liabilities” on the Company’s consolidated balance sheet. As of December 31, 2008, the total fair value of the Company’s derivative assets, after counterparty netting, was $944 million, of which $911 million was reported within “Derivative assets” on the Company’s consolidated balance sheets, and the total fair value of the Company’s derivative liabilities, after counterparty netting, was $6.5 billion and was reported within “Derivative liabilities” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Derivative Instruments (continued)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the year ended December 31, 2009:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(118)	$109	$(9)
Interest rate swaps	Net realized gains (losses)	—	—	61
Interest rate swaps	Interest expense	—	—	2
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	5	(4)	1
Currency swaps	Net realized gains (losses)			12
Currency swaps	Interest Expense			1

Total		$(113)	$105	$68

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,660
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(290)
Insured swaps	Unrealized gains (losses) on insured derivatives	1
Insured swaps	Realized gains (losses) and other settlements on insured derivatives	123
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	17
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	30
Total Return Swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	6
Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	27
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
All other	Unrealized gains (losses) on insured derivatives	(19)

Total		$1,554

The amount of gains recognized in other comprehensive income (loss) on derivatives designated as cash flow hedges was $195 thousand for interest rate swaps and $2 million for cross currency swaps. The amount of losses reclassified from other comprehensive income (loss) into net gains (losses) on financial instruments at fair value and foreign exchange was $109 thousand for interest rate swaps and $498 thousand for the cross currency swaps. The Company expects that approximately $37 thousand of unrealized losses (including foreign exchange

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Derivative Instruments (continued)

and net of tax) will migrate from accumulated other comprehensive income (loss) into earnings during 2010. As of December 31, 2009, the maximum term of derivative instruments related to cash flow hedges is less than 1 year.

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

In certain non-insurance derivative contracts, the Company also manages credit risk through collateral agreements that give the Company the right to hold or the obligation to provide collateral when the current market value of certain derivative contracts exceeds an exposure threshold. Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2009 and 2008, the Company did not hold cash collateral from derivative counterparties but posted cash collateral to derivative counterparties of $163 million and $66 million, respectively. These amounts are included in “Derivative liabilities” on the Company’s consolidated balance sheets. As of December 31, 2009 and 2008, the Company had securities with a fair value of $20 million and $284 million, respectively, posted to derivative counterparties.

If the Company had not elected to net the fair value amounts recognized for derivative contracts executed with the same counterparty under the provisions of right to offset and were to settle all transactions covered under master netting agreements as of December 31, 2009 and 2008, the amounts required to be paid to counterparties would have increased by $113 million and $509 million, respectively, as a result of its inability to offset amounts due from such counterparties.

As of December 31, 2009, the fair value was positive on two Credit Support Annexes (“CSAs”) which govern collateral posting requirements between MBIA and its derivative counterparties. The aggregate positive fair value for these two CSAs was $6 million for which the Company did not receive collateral because the Company’s credit rating was below the CSA minimum credit ratings level for holding counterparty collateral. The lowest rated of the two counterparties was A1 by Moody’s and A+ by S&P.

As of December 31, 2008, the fair value was positive on four CSAs which govern collateral posting requirements between MBIA and its derivative counterparties. The aggregate positive fair value for these four CSAs was $128 million for which the Company did not receive collateral because the Company’s credit rating was below the CSA minimum credit ratings level for holding counterparty collateral. The lowest rated of the four counterparties was Aa3 by Moody’s and A+ by S&P.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Variable Interest Entities (continued)

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

Consolidated VIEs

As of December 31, 2009, consolidated VIE assets and liabilities were $2.2 billion and $1.8 billion, respectively, based on the consolidation of six VIEs. As of December 31, 2008, consolidated VIE assets and liabilities were $2.3 billion and $8.0 billion, respectively, based on the consolidation of six VIEs. As of December 31, 2008, consolidated VIEs included an entity sponsored and formed by the Company, LaCrosse, designed to provide credit protection to counterparties in the form of credit derivative instruments. The Company provides credit support and issues financial guarantee insurance policies that insure all LaCrosse credit protection obligations. In 2009, the Company acquired 100% of the ownership interest in LaCrosse and subsequently acquired additional equity investment in LaCrosse. LaCrosse is no longer considered a VIE as a result of the controlling financial interest held by MBIA.

In 2009, the Company formed MBIA Capital Management Institutional Investor Trust to invest in fixed-income securities and financial instruments for income and capital appreciation, and has invested in the equity of this entity. The entity’s equity at risk does not meet all the conditions of a controlling financial interest and is deemed a VIE. Since the Company holds the majority of the equity of the VIE and is considered the primary beneficiary, it has consolidated this entity. The Company also increased its interest in one consolidated VIE, which has outstanding obligations insured by MBIA.

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

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a significant variable interest as of December 31, 2009 and 2008. The tables also present the Company’s maximum exposure to loss in comparison to the carrying value of liabilities resulting from financial guarantees and insured CDSs and loss and LAE reserves as of December 31, 2009 and 2008. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. Refer to “Note 8: Derivative Instruments” for information about the Company’s valuation of insured derivatives. Additionally, as the majority of the Company’s loss and LAE reserves relate to guarantees of VIEs, refer to “Note 12: Loss and Loss Adjustment Expense Reserves” for information about the Company’s loss and LAE activity.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Variable Interest Entities (continued)

	December 31, 2009
In millions	VIE Assets	Maximum Exposure to Loss	Carrying Value of Liabilities
			Unearned Premium Revenue	Derivative Liabilities	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Collateralized debt obligations	$54,967	$47,419	$89	$1,548	$148
Mortgage-backed residential	74,520	26,518	137	3	1,141
Mortgage-backed commercial	953	599	3	—	—
Consumer asset-backed	16,186	9,568	44	—	20
Corporate asset-backed	55,012	30,760	543	3	—

Total global structured finance	$201,638	$114,864	$816	$1,554	$1,309
Global public finance	31,028	11,225	159	—	—

Total insurance	$232,666	$126,089	$975	$1,554	$1,309

	December 31, 2008
In millions	VIE Assets	Maximum Exposure to Loss	Carrying Value of Liabilities
			Unearned Premium Revenue	Derivative Liabilities	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Collateralized debt obligations	$70,778	$51,198	$11	$2,567	$25
Mortgage-backed residential	94,574	29,677	4	1	1,068
Mortgage-backed commercial	2,196	1,660	—	—	—
Consumer asset-backed	21,449	12,832	1	—	22
Corporate asset-backed	68,101	38,498	43	4	—

Total global structured finance	$257,098	$133,865	$59	$2,572	$1,115
Global public finance	25,561	9,621	85	—	—

Total insurance	$282,659	$143,486	$144	$2,572	$1,115

The maximum exposure to losses as a result of the Company’s variable interest in the VIE is represented by net insurance in force. Net insurance in force is the maximum future payments of principal and interest, net of cessions to reinsurers, which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs, assuming a full credit event occurs. The maximum exposure to losses presented in the preceding table is included in and not incremental to the net insurance in force presented in “Note 16: Net Insurance in Force.” The Company adopted the accounting principles for financial guarantee insurance contracts effective and applied prospectively beginning January 1, 2009, which requires unearned premium revenue to be recognized and measured based on the present value, using the risk-free discount rate, of premiums due or expected to be collected in installments. Therefore, “Unearned Premium Revenue” presented under “Carrying Value of Liabilities” in the preceding nonconsolidated VIEs tables as of December 31, 2009 and 2008, are based on different accounting estimates due to the change in accounting principle.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Variable Interest Entities (continued)

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

In the advisory segment of its investment management services operations, the Company provides collateral management services to 13 VIEs. Additional variable interests are held in certain of these VIEs in the form of either credit protection provided on VIE obligations or investment in a VIE obligation. The Company evaluates each VIE to determine whether it’s combined variable interests in each respective VIE will absorb the majority of the expected losses of the VIE, receive the majority of the expected returns of the VIE, or both. The Company is not the primary beneficiary of the aforementioned VIEs. Significant variable interests resulting from credit protection provided on obligations issued by ten of the VIEs are presented in the table above. The Company does not hold a significant variable interest in any of the remaining three VIEs.

As of December 31, 2009 and 2008, a Company sponsored nonconsolidated funding conduit held no material assets and had no obligations outstanding. The Company has no liquidity obligation to fund nonconsolidated funding conduits.

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

The Conduits are VIEs and are consolidated by the Company as the primary beneficiary. MBIA has included on its balance sheet the assets and liabilities of each Conduit, which consist primarily of various types of investments funded by medium-term notes and liquidity loans, and has included in its statement of operations the operating revenues and expenses of the Conduits. Certain of MBIA’s consolidated subsidiaries have invested in Conduit debt obligations or have received compensation for services provided to the Conduits. As such, MBIA has eliminated intercompany transactions with the Conduits from its balance sheet and statement of operations. After the elimination of such intercompany assets and liabilities, total assets and liabilities of the Conduits were $2.0 billion and $1.8 billion, respectively, as of December 31, 2009 and $2.5 billion and $2.5 billion, respectively, as of December 31, 2008. Creditors of the Conduits do not have recourse to the general assets of MBIA outside of financial guarantee policies provided on obligations issued by the Conduits.

In the third quarter of 2009, the Company sponsored and formed an entity designed to issue beneficial interests that are held primarily by the Company and by third parties and to purchase MBSs transferred by MBIA. The entity is a VIE. MBIA is exposed to the majority of the expected losses and expected residual returns and is, therefore, the primary beneficiary and is required to consolidate the entity. As of December 31, 2009, total assets and liabilities were $194 million and $8 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Variable Interest Entities (continued)

Balance Sheet Impact of Consolidated VIEs

The following table presents the carrying amounts and classification of assets and liabilities included in the Company’s consolidated balance sheets (after eliminations) of consolidated VIEs as of December 31, 2009 and 2008:

	As of December 31,
In millions	2009	2008
Assets:
Investments:
Fixed-maturity securities held as available-for-sale	$548	$632
Fixed-maturity securities held as trading, at fair-value	128	—
Investments held-to-maturity, at amortized cost	2,777	3,157
Short-term investments held-to-maturity, at amortized cost	140	499
Cash and cash equivalents (1)	215	91
Accrued investment income	4	12
Deferred income taxes, net	36	18
Other assets	477	423

Total assets	$4,325	$4,832

Liabilities:
Medium-term notes	$1,401	$2,133
Variable interest entity notes	1,770	1,792
Long-term debt	433	345
Derivative liabilities	9	6,202
Other liabilities	10	2

Total liabilities	$3,623	$10,474

(1)—Cash and cash equivalents held by certain consolidated VIEs and pledged as security for the benefit of each respective VIEs’ noteholders.

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

The Company routinely pledges securities it owns in accordance with the terms of its collateralized transactions. Securities pledged in connection with investment agreement activities may not be repledged by the investment agreement counterparty. Securities pledged as part of repurchase agreements may be repledged or rehypothecated by the counterparty of the contract or by MBIA. As of December 31, 2009 and 2008, the fair value of financial assets pledged as collateral under repurchase agreements in which the counterparties have the right to repledge or rehypothecate the securities were $557 million and $846 million, respectively. In addition to security collateral, MBIA also had $31 million of cash collateral pledged under these agreements as of December 31, 2008, which is included in “Other assets” on the Company’s consolidated balance sheet. There was no cash collateral pledged under these agreements as of December 31, 2009.

Under certain non-insurance derivative contracts entered into by the Company, collateral postings are required by either MBIA or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. Cash or securities may be posted as collateral at the option

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Collateralized Transactions (continued)

of the party posting the collateral. As of December 31, 2009 and 2008, the Company did not hold cash collateral from derivative counterparties but posted cash collateral to derivative counterparties of $193 million and $92 million, respectively. The 2009 amount reflects $30 million of cash collateral posted on a notional basis swap which is included in “Other liabilities” on the Company’s consolidated balance sheet. As of December 31, 2009 and 2008, the Company had securities with a fair value of $20 million and $284 million posted to derivative counterparties. Refer to “Note 8: Derivative Instruments” for a further discussion on collateralized derivative transactions.

Note 11: Short-Term Debt, Long-Term Debt and Other Borrowing Arrangements

Short-Term Debt

The Company’s short-term debt consists of $18 million par value of 4.5% Swiss franc notes due June 2010, which were issued in December 2000. In connection with the issuance of these notes, MBIA entered into a swap transaction that met the criteria for cash flow hedge accounting. The swap transaction converts the interest rate from a fixed Swiss franc debt rate of 4.5% to a fixed U.S. dollar rate of 7.56% and converts the Swiss franc principal amount due at maturity to a fixed U.S. dollar amount of $18 million. MBIA has repurchased a total of $143 million par value outstanding of its Swiss franc notes, of which $64 million and $79 million in par value were purchased during 2009 and 2008, respectively, at weighted average prices of $53.63 and $47.51, respectively.

Long-Term Debt

The Company’s long-term debt consists of notes, debentures and liquidity loans as follows:

	As of December 31,
In millions	2009	2008
4.500% Notes due 2010	$—	$80
9.375% Notes due 2011	91	100
6.400% Senior Notes due 2022 (1)	286	293
7.000% Debentures due 2025	56	56
7.150% Debentures due 2027	100	100
6.625% Debentures due 2028	141	141
5.700% Senior Notes due 2034 (2)	329	329

	1,003	1,099
Less unamortized discount	1	1
Plus unamortized premium	—	0

Corporate debt	$1,002	$1,098

14% Surplus Notes due 2033 (3)	945	953
TALF loans	277	—
Liquidity loans	433	345

Total	$2,657	$2,396

(1)—Callable on or after August 15, 2006 at 100.00.

(2)—Callable anytime at the greater of 100.00 or the present value of the remaining scheduled payments of principal and interest.

(3)—Callable on or after January 15, 2013 at 100.00.

The Company’s long-term debt presented in the preceding table is subject to certain restrictive covenants, none of which significantly restrict the Company’s operating activities or dividend-paying ability. At December 31, 2009 and 2008, the Company was in compliance with all debt covenants as there was no occurrence of any event of default with respect to the above securities. Key events of default include (i) default in the payment of any interest or principal when it becomes due and payable, (ii) default in the performance, or breach, of any covenant or warranty of MBIA, (iii) events of default with respect to the Company’s indebtedness, other than its debt securities

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Short-Term Debt, Long-Term Debt and Other Borrowing Arrangements (continued)

or non-recourse obligations, in an aggregate principal amount in excess of $10 million which consist of the failure to make any payment at maturity or result in the acceleration of the maturity of the Company’s indebtedness, (iv) entry by a court having jurisdiction in the premises of a decree or order for relief in respect of MBIA in an involuntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law, and (v) commencement by MBIA of a voluntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law.

On January 16, 2008, MBIA Corp. issued $1.0 billion of 14% fixed-to-floating rate surplus notes due January 15, 2033. As of December 31, 2009 and 2008, the par amount outstanding was $945 million and $953 million, respectively. The surplus notes have an initial interest rate of 14% until January 15, 2013 and thereafter at an interest rate of three-month LIBOR plus 11.26%. Interest and principal payments on the surplus notes are subject to prior approval by the Superintendent of the NYSID. The surplus notes are callable at par at MBIA Corp.’s option on the fifth anniversary of the date of issuance and every fifth anniversary thereafter, subject to prior approval by the Superintendent and other restrictions. The cash received from the issuance of surplus notes was used for general business purposes and the deferred debt issuance costs are being amortized over the term of the surplus notes. During the first quarter of 2009, MBIA Inc. repurchased $7 million par value of surplus notes issued by MBIA Corp. at a price of $31.02. Net gains from repurchasing the surplus notes in 2009 totaled $5 million, which is only reflected in the consolidated accounts of the Company. During the third quarter of 2008, MBIA Corp. repurchased $47 million par value outstanding of its surplus notes at a weighted average price of $77.08. Net gains from repurchasing the surplus notes in 2008 totaled $10 million.

During 2009, the Company purchased ABS under the TALF program, which provides secured financing for ABS backed by qualified types of consumer and small business loans. The TALF financing agreements represent term loans with varying maturities ranging from 3 to 5 years, and with varying coupon rates from 1.3% to 3.2%. These loans are non-recourse to MBIA, less a haircut, and are collateralized by the ABS purchased with the loan proceeds. The loans will be repaid with the proceeds from the maturity of the ABS. Collateral haircuts are established by the Federal Reserve for each class of eligible collateral and determined based on price volatility. Under the program, MBIA can deliver the ABS to a special purpose vehicle created by the Federal Reserve in full defeasance of the loans.

As of December 31, 2009, the Company held ABS with a fair value of $307 million purchased under TALF that are recorded as available-for-sale investments and had $277 million of secured financings from the Federal Reserve related to the purchase of these securities that are recorded in “Long-term debt” on the Company’s consolidated balance sheet.

Liquidity loans presented in the preceding table represent borrowings under liquidity facilities. Under private placement offerings, Triple-A One issued commercial paper to fund the purchase of assets from structured finance clients with maturities of up to 270 days. Assets purchased by Triple-A One are insured by MBIA Corp. Historically, Triple-A One maintained backstop liquidity facilities for each transaction, covering 100% of the face amount of commercial paper outstanding. These liquidity facilities were designed to allow Triple-A One to repay investors in the event of a market disruption in which Triple-A One would be unable to issue new commercial paper to replace maturing commercial paper. The financial guarantee policies issued by MBIA to insure the assets of Triple-A One cannot be accelerated to repay maturing commercial paper or borrowings under liquidity facilities and only guarantee ultimate payments over time relating to the assets. As a result of the deteriorating market environment, Triple-A One fully drew on its liquidity facilities in September 2008 and ceased issuing commercial paper. All commercial paper holders have been repaid in full and borrowings under liquidity facilities, which totaled $433 million as of December 31, 2009, will be repaid as the assets purchased by Triple-A One mature. The Company expects that the facilities will be fully repaid by 2037. The interest rate applicable to $352 million of borrowings is one-month LIBOR plus 0.75% and the interest rate applicable to $81 million of borrowings is one-month LIBOR plus 0.425%. Given the fully drawn position of its liquidity facilities and no expectation of issuing commercial paper in the foreseeable future, Triple-A One ratings were withdrawn by Moody’s and S&P at the request of Triple-A One.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Short-Term Debt, Long-Term Debt and Other Borrowing Arrangements (continued)

During 2009, the Company also repurchased $10 million par value of its 9.375% Senior Notes due 2011 at an average price of $86.52.

The aggregate maturity of debt obligations, excluding accrued interest and premiums or discounts, as of December 31, 2009 for each of the next five years and thereafter commencing in 2010 was:

In millions	2010	2011	2012	2013	2014	After 2014	Total
Corporate debt	$—	$91	$—	$—	$—	$912	$1,003
14% Surplus Notes due 2033 (1)	—	—	—	945	—	—	945
TALF loans	—	131	128	4	14	—	277
Liquidity loans	15	17	18	19	12	352	433

Total debt obligations due	$15	$239	$146	$968	$26	$1,264	$2,658

(1)—Callable on or after January 15, 2013 at 100.00.

Other Borrowing Arrangements

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

The Company has $20 million of outstanding letters of credit for Cutwater-ISC that are intended to support the net asset value of certain investment pools managed by Cutwater-ISC. These letters of credit can be drawn upon in the event that the liquidation of such assets is required and the proceeds are less than the cost. In addition, the Company has issued commitments to three pooled investment programs managed or administered by Cutwater-ISC and its subsidiary. These commitments cover losses in such programs should the net asset values per share decline below specified per share values. At December 31, 2009 and 2008, the maximum amount of future payments that the Company would be required to make under these commitments was $5.9 billion and $4.5 billion. These commitments shall be in effect so long as Cutwater-ISC and its subsidiary remain as manager or administrator and each program remains in compliance with its respective investment objectives and policies.

Investment Agreement and Medium-Term Note Obligations

Obligations under investment agreement contracts are recorded as liabilities on the Company’s consolidated balance sheet based upon proceeds received plus unpaid accrued interest at the balance sheet date. Upon the occurrence of certain contractually agreed-upon events, some of these funds may be withdrawn prior to their expected withdrawal dates by the investor. Additionally, certain investment agreements provide for early termination at the option of the investor upon the downgrade of MBIA Corp. to certain credit rating levels. Such terminations significantly reduced outstanding investment agreement balances during 2009 and 2008.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Short-Term Debt, Long-Term Debt and Other Borrowing Arrangements (continued)

Investment agreements have been issued with either fixed or floating interest rates in both U.S. dollars and foreign currencies. As of December 31, 2009, the annual interest rates on these agreements ranged from 0% to 7.38% and the weighted average interest rate was 3.62%. As of December 31, 2008, the annual interest rates on these agreements ranged from 0.17% to 7.93% and the weighted average interest rate was 4.41%. Principal payments due under these investment agreements in each of the next five years ending December 31 and thereafter, based upon expected withdrawal dates, are as follows:

In millions	Principal Amount (1)
Expected withdrawal date:
2010	$669
2011	101
2012	476
2013	184
2014	353
Thereafter	1,142

Total	$2,925

(1)—Foreign currency denominated investment agreements are presented in U.S. dollars. Amounts reflect principal due at maturity for investment agreements issued at a discount.

Medium-term note obligations are recorded as liabilities on the Company’s balance sheet based upon proceeds received, net of unamortized discounts and premiums, plus unpaid accrued interest at the balance sheet date. The medium-term notes are measured at fair value in accordance with the accounting guidance for certain hybrid financial instruments, which was adopted on January 1, 2007. Medium-term notes are issued by GFL as part of MBIA’s asset/liability products segment and by Meridian as part of MBIA’s conduit segment. Medium-term notes have been issued with either fixed or floating interest rates and GFL has issued medium-term notes in U.S. dollars and foreign currencies. As of December 31, 2009, the interest rates of the medium-term notes ranged from 0% to 7.32% and the weighted average interest rate was 2.19%. As of December 31, 2008, the interest rates of the medium-term notes ranged from 0.00% to 7.08% and the weighted average interest rate was 1.64%. Principal payments due under medium-term note obligations based on their contractual maturity dates are as follows:

In millions	Principal Amount (1)
Maturity date:
2010	$551
2011	57
2012	140
2013	319
2014	96
Thereafter	3,320

Total	$4,483

(1)—Foreign currency denominated medium-term notes are presented in U.S. dollars. Amounts reflect principal due at maturity for notes issued at a discount or premium.

The Company may buyback and extinguish debt originally issued by either MBIA Inc. or its subsidiaries. Purchase prices are generally negotiated through dealers, similar to buying or selling an asset in the open market. The Company repurchases its debt at discounted prices in an effort to improve its own economic position while also providing liquidity to investors of MBIA debt. In all cases, debt buybacks were executed in response to investor or dealer inquiries. During 2009, the Company recognized gains associated with medium-term note repurchases, net of losses associated with investment agreement terminations, of $247 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Loss and Loss Adjustment Expense Reserves

For the year ended December 31, 2009, the Company incurred loss and LAE of $864 million. Included in the $864 million of loss and LAE were gross losses related to actual and expected future payments of $3.3 billion, of which $2.9 billion related to insured RMBS transactions. Offsetting these losses were actual and estimated potential recoveries of $2.4 billion, principally related to RMBS transactions, and reinsurance of $50 million. Included in the $2.4 billion of estimated potential recoveries were $2.3 billion of potential recoveries related to the Company’s RMBS transactions. The $2.3 billion of RMBS insurance loss recoveries comprised approximately $1.6 billion related to estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and alternative A-paper (“Alt-A”) securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, and approximately $684 million related to an increase in recoveries of amounts expected to be paid from excess cash flows within the securitizations.

Total paid activity, net of reinsurance and collections, for the year ended December 31, 2009 was $2.6 billion and included $2.3 billion of payments for insured RMBS transactions. For the year ended December 31, 2009, estimated recoveries on paid losses totaled $2.0 billion and were primarily related to insured RMBS transactions.

RMBS Recoveries

In 2009, the Company continued its review of mortgage loans in the Company’s insured transactions. As a result, the expected net cash flows were revised based on increasing likelihood of potential recoveries related to ineligible mortgage loans in certain insured first and second-lien residential mortgage loan securitizations where the sellers/servicers have a contractual obligation to cure, repurchase or replace ineligible mortgage loans. The Company’s recovery outlook is principally based on the following factors:

1.	the strength of the Company’s existing contract claims related to ineligible loan substitution/repurchase obligations;

2.	the improvement in the financial strength of issuers due to mergers and acquisitions and/or government assistance, which will facilitate their ability to comply with required loan repurchase/substitution obligations. The Company is not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. Any credit risk associated with these sponsors (or their successors) is reflected in the Company’s probability-weighted potential recovery scenarios;

3.	evidence of loan repurchase/substitution compliance by sellers/servicers for put-back requests made by other harmed parties with respect to ineligible loans that are similar to the type of ineligible loans that have been identified in our insured home equity lines of credit (“HELOCs”) and closed-end second mortgages (“CES”) portfolio, including substantial amounts paid to Federal Home Loan Mortgage Corporation (“FHLMC”) for substantially similar claims;

4.	the favorable outcome for MBIA on Defendants’ motions to dismiss in the actions captioned MBIA Insurance Corp. v. Countrywide Home Loans, Inc., et al, Index No. 08-602825 (N.Y. Sup. Ct.) and MBIA Insurance Corp. v. Residential Funding Co., LLC, Index No. 603552/08 (N.Y. Sup. Ct.) where the respective courts each allowed MBIA’s fraud claims against the Countrywide and RFC defendants to proceed; and

5.	reserves the Company believes have been established by certain sellers/servicers to cover such obligations.

Beginning in the first quarter of 2008, MBIA engaged loan level forensic review consultants to re-underwrite/review a sample of the mortgage loan files underlying MBIA’s HELOCs, CES and Alt-A insured transactions. Certain transactions that exhibited exceptionally poor performance were chosen for a re-underwriting review. Factors MBIA believes to be indicative of this poor performance include (i) a material increase in early and late stage delinquencies; (ii) material increases in charged-off loans; (iii) significant decreases in credit enhancement; and/or (iv) policy payments. During 2008 and 2009, in coordination with our forensic review consultants, the Company reviewed over 33,000 mortgage loans within 30 first and second-lien mortgage loan securitizations. MBIA’s forensic loan review determined that there were significant breaches of mortgage loan representations and material deviations from underwriting guidelines. Accordingly, the Company has determined that thousands of loans were contractually ineligible for inclusion in the

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Loss and Loss Adjustment Expense Reserves (continued)

securitized trusts insured by MBIA. In turn, MBIA has submitted thousands of ineligible loans for repurchase/substitution to the sponsors or sellers/servicers. The unsatisfactory resolution of these contractual matters, in addition to the pervasive misrepresentations made by the certain sellers/servicers in inducing MBIA Corp. to write insurance of the transactions, has led MBIA to pursue litigation with these sellers/servicers seeking to enforce the sellers/servicers obligation to repurchase or replace ineligible mortgage loans, and seeking damages for both breaches of contractual obligations and fraud. MBIA’s forensic examination of loan repurchase/substitution requirements for various issuers remains ongoing.

During 2009, MBIA recognized estimated potential recoveries, net of reinsurance, of $1.5 billion related to reviewed transactions. These recoveries were based on the expected values of transaction-specific distributions of possible outcomes (factoring in all known uncertainties). The outcomes include: 1) recovery of amounts related to charged off loan files that the Company has already reviewed and found to breach representations; 2) recovery of amounts related to currently performing loans expected to be charged off in the future, assuming breach rates on those loans are consistent with breach rates on the population of loans the Company has reviewed; and 3) recoveries assuming sellers/servicers repurchase all loans that were deemed to be in breach of the sellers/servicers’ representations, estimated by applying the breach rates on loans the Company has reviewed to the entire population of loans, including those not expected to be charged off. Probabilities are then assigned to each scenario, based on the extent of actual file reviews supporting the estimated recoveries, the risk of litigation, risk of error in determining breach rates, counterparty credit risk, the cost of litigation and potential for delay, and other sources of uncertainty. The sum of the probabilities assigned to all scenarios is 100 percent. Expected cash inflows from recoveries are discounted using the current risk-free rate associated with the underlying credit, which ranged from 1.75% to 3.78% depending upon the transaction’s expected average life.

In the second and third quarters of 2009, the Company assumed that the probability that it will recover more or less than the amount it is entitled to recover for those files already reviewed and found to be in breach of representations was the same. In the fourth quarter of 2009, the Company changed this assumption and assumed that the probability that the Company recover substantially more than the value of files already reviewed is higher than the probability that the Company recover less as a result of the success of other parties in pursuing sellers/servicers for loan repurchases/replacements, the acknowledgment by certain sellers/servicers that they have significant exposure to put backs and the substantial reserves taken by sellers/servicers related to loan repurchases/replacements, positive developments in litigation that the Company has initiated against sellers/servicers that we believe increase the probability that will obtain substantial recoveries, and other factors.

The Company considered all relevant facts and circumstances, including the factors described above, in developing its assumptions on expected cash inflows, probability of potential recoveries (including the outcome of litigation) and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented as facts and circumstances change and relevant information is available, including additional information on the mortgage loan pools. The Company utilized the results of the above described loan file examinations to make demands for loan repurchases from originators and servicers or their successors and, in certain instances, as a part of the basis for litigation filings.

In accordance with the sellers’/servicers’ covenants, the sellers/servicers have the option to cure, repurchase, or substitute ineligible loans. An ineligible loan which qualifies for a repurchase would be removed from the trust by the seller/servicer and in exchange for the loan the seller/servicer would be required to remit to the trust the repurchase price. Generally, the repurchase price (or obligation) is defined as follows: (i) 100% of the loan balance thereof (without reduction for any amounts charged off) and (ii) unpaid accrued interest at the loan rate on the outstanding principal balance thereof from the due date to which interest was last paid by the borrower to the first day of the month following the month of purchase. The proceeds from the repurchase of an ineligible loan may differ from the amount of loss incurred by MBIA. For example, transactions are typically structured to provide a greater amount of inflows from the loan pool than outflows from the notes issued. To the extent that inflows, net of defaulted loans, were adequate to cover all or a portion of the payments due on the notes issued, MBIA would only be entitled to recover the amount of loss it incurred, if any.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Loss and Loss Adjustment Expense Reserves (continued)

To date, sellers/servicers have not substituted loans which MBIA has put back. However, if a loan were to be substituted, the original loan would be removed from the trust by the seller/servicer and all proceeds associated with the original loan would belong to the seller/servicer. The seller/servicer would then be required to place a new loan into the transaction and all future payments associated with the new loan would belong to the trust. Therefore, any defaults on the original loan would be recovered upon substitution.

The Company believes that, on a contractual basis, the sellers/servicers in MBIA-insured mortgage transactions are obligated to cure, replace, or repurchase all the deficient loans for which the Company has recorded potential recoveries. To date, only a nominal amount of the loans for which MBIA has incurred losses and put back have been repurchased. The unsatisfactory resolution of these put-backs has caused MBIA to initiate litigation with three of the sellers to enforce their obligations. The Company has alleged several causes of action in its complaints, including breach of contract, fraudulent inducement and indemnification. MBIA’s $1.5 billion of estimated potential recoveries do not include damages from causes of action other than breach of contract for failure to repurchase specific loans. While two of the sellers/servicers of MBIA’s transactions filed motions to dismiss MBIA’s fraudulent inducement, indemnification, and certain other claims, they have not moved to dismiss the Company’s breach of contract claims. Furthermore, the sellers’/servicers’ motions to dismiss the Company’s fraud claims have been denied.

The Company will continue to assess the level of expected recoveries based on additional forensic reviews on additional loans, developments in the pending litigation proceedings or in any new litigation that we file and other factors that could influence the amount of the recoveries. As a result the factors described above the Company’s estimate of recoveries could change materially in the future.

Loss and LAE Process and Reserves

The Company’s insured portfolio management groups within its U.S. public finance insurance and structured finance and international insurance businesses (collectively, “IPM”) monitor MBIA’s outstanding insured obligations with the objective of minimizing losses. IPM meets this objective by identifying issuers that, because of deterioration in credit quality or changes in the economic, regulatory or political environment, are at a heightened risk of defaulting on debt service of obligations insured by MBIA. In such cases, IPM works with the issuer, trustee, bond counsel, servicer, underwriter and other interested parties in an attempt to alleviate or remedy the problem and avoid defaults on debt service payments. Once an obligation is insured, MBIA typically requires the issuer, servicer (if applicable) and the trustee to furnish periodic financial and asset related information, including audited financial statements, to IPM for review. IPM also monitors publicly available information related to insured obligations. Potential problems uncovered through this review, such as poor financial results, low fund balances, covenant or trigger violations and trustee or servicer problems or other events that could have an adverse impact on the insured obligation, could result in an immediate surveillance review and an evaluation of possible remedial actions. IPM also monitors and evaluates the impact on issuers of general economic conditions, current and proposed legislation and regulations, as well as state and municipal finances and budget developments.

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

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2009:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	217	79	19	129	444
Number of issues (1)	51	30	15	95	191
Remaining weighted average contract period (in years)	10.4	11.5	5.5	8.0	8.8
Gross insured contractual payments outstanding (2):
Principal	$7,081	$2,581	$1,806	$14,639	$26,107
Interest	4,786	2,111	380	5,887	13,164

Total	$11,867	$4,692	$2,186	$20,526	$39,271

Gross claim liability	$—	$—	$—	$2,750	$2,750
Less:
Gross potential recoveries	—	—	—	3,380	3,380
Discount, net	—	—	—	42	42

Net claim liability (recoverable)	$—	$—	$—	$(672)	$(672)

Unearned premium revenue	$247	$43	$27	$113	$430

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2)—Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the components of the Company’s insurance loss reserves and recoverables included in each of MBIA’s surveillance categories as of December 31, 2009:

	Surveillance Categories
In millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Loss reserves (claim liability)	$—	$—	$—	$1,510	$1,510
LAE reserves	—	—	—	70	70

Loss and LAE reserves	$—	$—	$—	$1,580	$1,580

Insurance claim loss recoverable	$—	$—	$—	$2,413	$2,413
LAE insurance loss recoverable	—	—	—	32	32

Insurance loss recoverable	$—	$—	$—	$2,445	$2,445

Reinsurance recoverable on unpaid losses	$—	$—	$—	$47	$47
Reinsurance recoverable on LAE reserves	—	—	—	2	2
Reinsurance recoverable on paid losses	—	—	—	13	13

Reinsurance recoverable on paid and unpaid losses	$—	$—	$—	$62	$62

The loss and LAE reserves (claim liability) reported in the preceding table primarily relate to probability-weighted expected future claim payments on insured RMBS transactions. Loss and LAE reserves include $2.4 billion of reserves for expected future payments offset by expected recoveries of such future payments of $831 million. The insurance loss recoverable reported in the preceding table primarily relates to probability-weighted estimated recoveries of payments made by the Company resulting from ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans and expected future recoveries on RMBS transactions resulting from expected excess spread generated by performing loans in such transactions. We estimate that MBIA will be reimbursed for potential recoveries related to ineligible mortgage loans, which represent the majority of our insurance loss recoverable, by mid-year 2012.

The following table presents changes in the Company’s loss and LAE reserve for the year ended December 31, 2009. Changes in the loss and LAE reserve attributable to the accretion of the discount on the loss reserve, changes in discount rates, and changes in the timing and amounts of estimated payments and recoveries are recorded in “Losses and loss adjustment expenses” in the Company’s statement of operations. LAE reserves are expected to be settled within a one year period and are not discounted. As of December 31, 2009, the weighted average risk-free rate used to discount the claim liability was 3.14%.

In millions
Gross Loss and LAE Reserve as of December 31, 2008	Accounting Transition Adjustment (1)	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Timing of Payments	Changes in Amount of Net Payments	Changes in Assumptions	Changes in Unearned Premium Revenue	Change in LAE Reserves	Gross Loss and LAE Reserve as of December 31, 2009
$1,558	$(183)	$(2,274)	$5	$(19)	$285	$105	$2,084	$(43)	$62	$1,580

(1)—Reflects the adoption of the accounting principles for financial guarantee insurance contracts as described in “Note 3: Recent Accounting Pronouncements.”

Gross Loss and LAE reserves of approximately $1.6 billion were consistent with the prior year. The increase in case basis reserves was primarily due to significant changes in assumptions of $2.1 billion due to credit deterioration offset by loss payments of $2.3 billion which had been previously established related to our RMBS exposure.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Loss and Loss Adjustment Expense Reserves (continued)

The following table presents the Company’s insurance loss recoverable for the year ended December 31, 2009. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, and changes in the timing and amounts of estimated collections are recorded in “Loss and loss adjustment expenses” in the Company’s statement of operations. Insurance Loss Recoverable increased due to the Company’s recognition of estimated potential recoveries in the amount of $1.6 billion related to reviewed transactions of ineligible mortgage loans.

In millions
Insurance Loss Recoverable as of December 31, 2008	Collections for Cases with Recoverables	Accretion of Insurance Loss Recoverable	Changes in Discount Rates	Changes in Timing of Collections	Changes in Assumptions	Change in LAE Recoverable	Insurance Loss Recoverable as of December 31, 2009
$459	$(59)	$13	$(61)	$1	$2,060	$32	$2,445

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

	Years Ended December 31,
In millions	2009	2008	2007
Loss adjustment expense incurred, gross	$270	$20	$(5)
Loss adjustment expense incurred, net	$259	$(7)	$(4)

Note 13: Goodwill

Under the accounting guidance for goodwill and other intangible assets, goodwill and intangible assets with indefinite lives are tested for impairment at least annually or when events indicate that impairment may exist. The Company performed its annual impairment testing on goodwill as of January 1, 2009 and 2010.

As a result of the establishment of National in the first quarter of 2009, the Company changed the composition of the insurance reporting unit. Accordingly, the goodwill of the Company’s insurance operations was allocated between its U.S public finance insurance and structured finance and international insurance reporting units based on the relative fair value of each reporting unit as of January 1, 2009.

As of January 1, 2010, the fair value of MBIA’s structured finance and international insurance reporting unit, while substantial, did not exceed its carrying value, indicating that goodwill was impaired. Such impairment was primarily driven by continued deterioration in the performance of insured transactions within the Company’s structured finance and international insurance business. Further analysis indicated that there was no remaining implied value attributable to the Company’s structured finance and international insurance segment’s goodwill. Therefore, in the fourth quarter of 2009, the Company wrote off all of its $46 million of goodwill in its structured finance and international insurance segment. The fair value of the Company’s reporting unit was estimated using discounted cash flow modeling. The inputs to the Company’s valuation model included its estimates of market participant assumptions.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Goodwill (continued)

Goodwill within the Company’s investment management services segment was related to Cutwater-ISC. As of January 1, 2009, the fair value of this reporting unit was less than its carrying value indicating that goodwill was impaired. As a result, in the fourth quarter of 2008, the Company recorded an impairment loss for the full amount of goodwill in its investment management services operations. In performing the goodwill assessment, the Company used a market approach and other factors as the best evidence of the fair value of its reporting unit.

Note 14: Income Taxes

Income (loss) from operations before provision for income tax consisted of:

	Years ended December 31,
In millions	2009	2008	2007
United States	$1,100	$(3,778)	$(3,102)
Non-United States	117	51	36

Income (loss) before income taxes	$1,217	$(3,727)	$(3,066)

The Company files a consolidated tax return that includes all of its U.S. subsidiaries. Income tax expense (benefit) on income (loss) and shareholders’ equity consisted of:

	Years ended December 31,
In millions	2009	2008	2007
Current taxes:
Federal	$(488)	$(553)	$14
State	5	20	4
Foreign	(25)	11	35
Deferred taxes:
Federal	878	(889)	(1,182)
Foreign	45	5	(15)
Valuation allowance	168	351	—

Provision for income tax expense (benefit)	583	(1,055)	(1,144)

Income taxes charged (credited) to shareholders’ equity:
Unrealized gains (losses) on investment securities	446	(656)	(352)
Adjustment to retained earnings due to the adoption of accounting standards	27	—	(1)
Change in fair value of derivative instruments	46	0	(99)
Change in foreign currency translation	4	(16)	3
Exercise of stock options and vested restricted stock	5	16	(7)

Total income taxes charged (credited) to shareholders’ equity	528	(656)	(456)

Total effect of income taxes	$1,111	$(1,711)	$(1,600)

The provision for income tax expense (benefit) gives effect to permanent differences between financial and taxable income. Accordingly, the Company’s effective income tax rate differs from the statutory rate due to the tax effect of the following permanent differences:

	Years ended December 31,
	2009	2008	2007
Income tax expense (benefit) computed on pre-tax financial income (loss) at statutory rates	35.0%	-35.0%	-35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	-3.1%	-2.4%	-2.5%
Change in valuation allowance	13.8%	9.4%	0.0%
Other	2.2%	-0.3%	0.2%

Provision for income tax expense (benefit)	47.9%	-28.3%	-37.3%

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

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2009 and 2008 are presented in the following table:

	As of December 31,
In millions	2009	2008
Deferred tax liabilities:
Unearned premium reserves	$228	$169
Loss reserves and loss adjustment expenses	238	—
Deferred acquisition costs	186	196

Total gross deferred tax liabilities	652	365

Deferred tax assets:
Loss reserves and loss adjustment expenses	—	36
Compensation and employee benefits	29	31
NOL and alternative minimum tax credit carryforward	19	53
Capital loss carryforward and other-than-temporary impairments	513	354
Net unrealized losses on insured derivatives	823	1,545
Net (gains) losses on financial instruments at fair value and foreign exchange	49	191
Net unrealized losses on investments	421	867
Investments	51	22
Other	5	(9)

Total gross deferred tax assets:	1,910	3,090

Valuation allowance	490	351

Net deferred tax asset	$768	$2,374

Deferred Tax Asset, Net of Valuation Allowance

The Company establishes a valuation allowance against its deferred tax asset when it is more likely than not that all or a portion of the deferred tax asset will not be realized. All evidence, both positive and negative, needs to be identified and considered in making the determination. Future realization of the existing deferred tax asset ultimately depends, in part, on the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under the tax law.

As of December 31, 2009, the Company reported a net deferred tax asset of $768 million primarily related to the cumulative unrealized losses on its derivative and investment portfolios. Included in the net deferred tax asset of $768 million is the valuation allowance of $490 million. For the year ended December 31, 2009, the Company increased its valuation allowance by $139 million. The change in the valuation allowance for the year ended December 31, 2009 was primarily due to an increase in realized losses, resulting from asset impairments and sales, and a reduction in the valuation allowance of $30 million as part of the adoption of recently issued accounting guidance for the recognition and presentation of other-than-temporary impairments. Refer to “Note 3: Recent Accounting Pronouncements” for a further discussion about adopting this guidance. As of December 31, 2008, the Company had a valuation allowance of $351 million.

Unrealized Losses on Credit Derivative Contracts

Approximately $1.1 billion of the net deferred tax asset was a result of the cumulative net unrealized losses of $3.0 billion, which excludes credit impairments, primarily related to insured credit derivatives. The Company

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Income Taxes (continued)

believes that such deferred tax asset will more likely than not be realized as the Company expects the unrealized losses and its related deferred tax asset to substantially reverse over time. As such, no valuation allowance with respect to this item was established. In its conclusion, the Company considered the following evidence (both positive and negative):

•

Due to the long-tail nature of the financial guarantee business, it is important to note that MBIA Inc.’s insurance subsidiaries, even without regard to any new business, will have a steady stream of scheduled premium earnings with respect to the existing insured portfolio. MBIA Corp.’s announcement in February 2008 of a temporary suspension in writing new structured finance transactions and a permanent cessation with respect to insuring new CDS contracts, except in transactions related to the reduction of existing derivative exposure, would not have an impact on the expected earnings related to the existing insured portfolio. Although MBIA Corp. expects a significant portion of the unrealized losses to reverse over time, MBIA Corp. performed a taxable income projection over a 15-year period to determine whether it will have sufficient income to offset its deferred tax assets that will generate future ordinary deductions. In this analysis, MBIA Corp. concluded that premium earnings, even without regard to any new business, combined with investment income, less deductible expenses, will be sufficient to recover the net deferred tax asset of $768 million.

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

•

While the ratings downgrades by the rating agencies have currently precluded the Company’s ability to write new business, the downgrades did not have a material impact on earnings from the existing insured portfolio, which the Company believes will be sufficient to absorb losses in the event that the cumulative unrealized losses become fully impaired.

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

•

With respect to insured CDS contracts, in the event that there is a default in which MBIA is required to pay claims on such CDS contracts, the Company believes that the losses should be characterized as an ordinary loss for tax purposes and, as such, the event or impairment will be recorded as case reserves for statutory accounting purposes in recognition of the potential claim payment. For tax purposes, MBIA follows the statutory accounting principle as the basis for computing its taxable income. However, because the federal income tax treatment of CDS contracts is an unsettled area of tax law, in the event that the Internal Revenue Service (“IRS”) has a different view in which the losses are considered capital losses, the Company may be required to establish a valuation allowance against substantially all of the deferred tax asset related to these losses, until such time as it had sufficient capital gains to offset the losses. The establishment of this valuation allowance would have a material adverse effect on MBIA’s financial condition at the time of its establishment.

Realized Gains and Losses

As of December 31, 2009, the Company had a full valuation allowance against the deferred tax asset related to realized losses from asset write-downs due to credit impairments and sales of investments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Income Taxes (continued)

Unrealized Losses on Debt and Equity Securities

As of December 31, 2009, the Company had approximately $421 million in deferred tax assets related to unrealized losses on investments. The Company intends to hold these investments until maturity or until such time as the value recovers. As such, the Company expects that its deferred tax assets will reverse over the life of the securities.

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of December 31, 2009. The Company continues to assess the adequacy of its valuation allowances as additional evidence becomes available.

Ownership Change under Section 382 of the Internal Revenue Code

Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section., In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a defined testing period, generally three years (“Section 382 Ownership Change”).

The Company has experienced a shift in ownership as a result of our February 2008 equity offering, as well as Warburg Pincus investments and other transactions involving MBIA’s shares. As of December 31, 2009, the Company, however, has not triggered a Section 382 Ownership Change. If the Company were to experience a Section 382 Ownership Change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carryforwards and certain other losses, credits, deductions or tax basis. The Company cannot give any assurance that it will not undergo an ownership change at a time when this limitation would have a significant effect. As of January 1, 2010, the increase in the aggregate ownership of certain stockholders of MBIA over the relevant testing period was 43%.

Treatment of Undistributed Earnings of Certain Foreign Subsidiaries—“Accounting for Income Taxes—Special Areas”

No U.S. deferred income taxes have been provided on the undistributed earnings of MBIA UK Insurance Ltd., Euro Asset Acquisitions Ltd., and the remaining earnings of MBIA Assurance, which merged into MBIA UK Insurance Ltd. as of December 31, 2007, because of the Company’s practice and intent to permanently reinvest its earnings. The cumulative amounts of such untaxed earnings were $99 million, $9 million and $224 million as of December 31, 2009, 2008 and 2007, respectively.

Five-Year NOL Carryback

On November 6, 2009, as part of The Worker, Homeownership, and Business Assistance Act of 2009, the NOL carryback provision within the U.S. income tax law was amended to allow, through an election, all businesses with NOLs in either 2008 or 2009 (but not both) to claim refunds of taxes paid within the prior five years. In the fifth preceding year of the carryback period, the recovery is limited to the 50% of taxable income for that carryback year. There is no such limitation to the first four preceding years of the carryback period.

Based on the Company’s NOL position for the year ended December 31, 2009, the Company expects to make the election under the new 5-year NOL carryback provision and fully recover the available amount of approximately $502 million in taxes paid in the carryback period. The amount of the expected refund will be allocated amongst the eligible members in accordance with the provision of the Company’s tax sharing agreement. MBIA Inc.’s approximate share of the refund is $222 million, MBIA Insurance Corp.’s share is $277 million and National’s share is $3 million. The Company expects to receive the refund shortly after the Company files its 2009 tax returns with the IRS.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Income Taxes (continued)

Accounting for Uncertainty in Income Taxes

It is the Company’s policy to record and disclose interest and penalties related to income taxes as a component of income taxes in the statement of operations. For the year ended December 31, 2009 and 2008, the Company has recorded a benefit of $3 million and $0.2 million, respectively, as the total amount of interest and penalties related to income taxes. At December 31, 2009 and 2008, the amount related to interest and penalties included in the consolidated balance sheets were not material.

The change in the unrecognized tax benefit (“UTB”) as of December 31, 2009 and 2008 is as follows:

In thousands
Unrecognized tax positions as of January 1, 2008	$38,333
The gross amount of the increase (decrease) in UTB as a result of tax positions taken:
During a prior year	(7,854)
During the current year	1,408
The amounts of decreases in the UTB related to settlements with taxing authorities	(12,574)

Unrecognized tax positions as of December 31, 2008	$19,313
The gross amount of the increase/(decrease) in UTB as a result of tax positions taken:
During a prior year	1,918
During the current year	152
The amounts of decreases in the UTB related to settlements with taxing authorities	(11,826)
The reduction to UTB as a result of the applicable statute of limitation	—

Unrecognized tax positions as of December 31, 2009	$9,557

For the year ended December 31, 2009 and 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $9 million and $8 million, respectively.

MBIA’s major tax jurisdictions include the U.S., the U.K. and France.

MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. The IRS is currently examining tax years 2005 through 2008 for which Company expects this examination to be concluded before the year end of 2010. During 2009, the IRS completed the partnership audit in relation to an adjustment that had to be accounted for by MBIA Inc. through 2006, which did not result in a material adjustment.

The U.K. tax authorities are currently auditing tax years 2005, 2006 and 2007. The Company expects the examination to be concluded before the year end of 2010. The French tax matters have been concluded through 2006 including the settlement, in February 2009, of an unrecognized tax benefit that was established in prior years relating to the timing for recognizing earned premium.

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

The Company’s structured finance and international insurance operations have been principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, global structured finance and non-U.S. public finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. are insured by MBIA Corp., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA issues financial guarantees for municipal bonds, ABSs and MBSs, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, and bonds backed by other revenue sources such as corporate franchise revenues. Insured ABS include collateral consisting of a variety of consumer loans, corporate loans and bonds, trade and export receivables, aircraft, equipment and real property leases and insured MBS include collateral consisting of residential and commercial mortgages. In previous years, MBIA had insured CDSs on structured pools of corporate obligations, RMBS, and commercial real estate backed securities and loans.

The Company is no longer insuring new credit derivative contracts except for transactions related to the reduction of existing derivative exposure. The structured finance market continues to recover from the global credit crisis with new issuance volume, though increasing, still well below historical averages. It is unclear how or when the Company may be able to re-engage this market.

The Company’s investment management services operations consist of three reportable segments: advisory services, asset/liability products and conduits.

The advisory services segment primarily consists of the operations of Cutwater-ISC, Cutwater-AMC, and Cutwater -UK. Cutwater-ISC and Cutwater-AMC provide fee-based asset management services, including pooled investments products and customized asset management, to third-party institutional clients and to MBIA Inc. and its subsidiaries, as well as portfolio accounting and reporting services. Cutwater-ISC and Cutwater-AMC are SEC-registered investment advisers. Cutwater-AMC is also a Financial Industry Regulatory Authority member firm. Cutwater-UK provides fee-based asset management services to the Company’s foreign insurance affiliates and EAAL, and to third-party institutional clients and investment structures. Cutwater-UK is registered with the Financial Services Authority in the U.K.

The asset/liability products segment principally consists of the activities of MBIA Investment Management Corp. (“IMC”), GFL and EAAL. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It has also provided customized products for funds that are invested as part of asset-backed or structured product transactions. GFL raises funds through the issuance of medium-term notes with varying maturities, which are, in turn, guaranteed by MBIA Corp. GFL lends the proceeds of these medium-term note issuances to MBIA Inc. (“GFL Loans”). MBIA Inc. invests the proceeds of investment agreements and GFL Loans in eligible investments, which consisted of investment grade securities at the time of purchase with a minimum average double-A credit quality rating. MBIA Inc. primarily purchases domestic securities, which are pledged to MBIA Corp. as security for its guarantees on investment agreements and medium-term notes. Additionally, MBIA Inc. loans a portion of the proceeds from investment agreements and medium-term notes to EAAL. EAAL primarily purchases foreign assets as permitted under the Company’s investment guidelines.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

The following tables summarize the Company’s operations for the years ended December 31, 2009, 2008 and 2007. As discussed above, the Company separated its insurance operations into U.S. public finance insurance and structured finance and international insurance, thereby creating two discrete segments. The Company has determined that it is impracticable to restate prior period results to conform to the current period presentation since, based on the way management has historically assessed the performance and resource requirements of its segments, prior period discrete financial information is not available. However, in order to provide comparable information to the prior period, the Company has combined its U.S. public finance insurance segment results and its structured finance and international insurance segment results for the current period under the heading “Combined Insurance Operations.”

	Year Ended December 31, 2009
In millions	U.S. Public Finance Insurance (National)	Structured Finance and International Insurance	Eliminations		Combined Insurance Operations	Investment Management Services	Corporate	Eliminations		Consolidated
Revenues (1)	$638	$659	$—		$1,297	$246	$4	$—		$1,547
Realized gains and other settlements on insured derivatives	1	(167)	—		(166)	—	—	—		(166)
Unrealized gains (losses) on insured derivatives	(0)	1,650	—		1,650	—	—	—		1,650
Net gains (losses) on financial instruments at fair value and foreign exchange	—	37	—		37	140	(10)	—		167
Net realized gains (losses)	23	(73)	—		(50)	(3)	7	—		(46)
Net investment losses related to other-than-temporary impairments	—	(102)	—		(102)	(365)	—	—		(467)
Net gains on extinguishment of debt	—	14	—		14	247	3	5		269
Inter-segment revenues (2)	157	195	(271)		81	15	20	(116)		—

Total revenues	819	2,213	(271)		2,761	280	24	(111)		2,954
Interest expense	—	223	—		223	183	69	—		475
Loss and LAE incurred	94	770	—		864	—	—	—		864
Operating expenses	38	260	—		298	75	25	—		398
Inter-segment expense (2)	136	136	(271)		1	112	—	(113)		—

Total expenses	268	1,389	(271)		1,386	370	94	(113)		1,737

Income (loss) before taxes	$551	$824	$—		$1,375	$(90)	$(70)	$2		$1,217

Identifiable assets	$8,116	$16,447	$(3,710	)(3)	$20,853	$8,201	$1,276	$(4,645	)(4)	$25,685

(1)—Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees, and insurance recoveries.

(2)—Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivable and payables.

(3)—Consists of intercompany reinsurance balances.

(4)—Consists of intercompany repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

	Year Ended December 31, 2008
In millions	Insurance	Investment Management Services	Corporate	Eliminations	Consolidated
Revenues (1)	$1,450	$962	$32	$—	$2,444
Realized gains and other settlements on insured derivatives	(397)	—	—	—	(397)
Unrealized gains (losses) on insured derivatives	(1,822)	—	—	—	(1,822)
Net gains (losses) on financial instruments at fair value and foreign exchange	209	55	(3)	—	261
Net realized gains (losses)	(25)	(770)	2	—	(793)
Net investment losses related to other-than-temporary impairments	(9)	(950)	—	—	(959)
Net gains on extinguishment of debt	39	341	30	—	410
Inter-segment revenues (2)	22	17	0	(39)	—

Total revenues	(533)	(345)	61	(39)	(856)
Interest expense	190	907	75	—	1,172
Loss and LAE incurred	1,318	—	—	—	1,318
Operating expenses	283	65	33	—	381
Inter-segment expense (2)	0	41	(2)	(39)	—

Total expenses	1,791	1,013	106	(39)	2,871

Income (loss) before taxes	$(2,324)	$(1,358)	$(45)	$—	$(3,727)

Identifiable assets	$19,078	$13,578	$1,179	$(4,178)	$29,657

(1)—Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees, and insurance recoveries.

(2)—Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivable and payables.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

	Year Ended December 31, 2007
In millions	Insurance	Investment Management Services	Corporate	Eliminations	Consolidated
Revenues (1)	$1,329	$1,621	$22	$—	$2,972
Realized gains and other settlements on insured derivatives	116	—	—	—	116
Unrealized gains (losses) on insured derivatives	(3,727)	—	—	—	(3,727)
Net gains (losses) on financial instruments at fair value and foreign exchange	121	179	1	—	301
Net realized gains (losses)	56	23	(5)	—	74
Net investment losses related to other-than-temporary impairments	—	(20)	—	—	(20)
Net gains on extinguishment of debt	—	11	—	—	11
Inter-segment revenues (2)	5	25	(1)	(29)	—

Total revenues	(2,100)	1,839	17	(29)	(273)
Interest expense	82	1,424	81	—	1,587
Loss and LAE incurred	900	—	—	—	900
Operating expenses	201	79	26	—	306
Inter-segment expense (2)	—	26	3	(29)	—

Total expenses	1,183	1,529	110	(29)	2,793

Income (loss) before taxes	$(3,283)	$310	$(93)	$—	$(3,066)

Identifiable assets	$15,062	$31,908	$445	$—	$47,415

(1)—Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees, and insurance recoveries.

(2)—Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivable and payables.

While it is impractical for the Company to restate all revenues and expenses comprising its insurance results for prior periods, the Company is able to restate certain revenues and expenses included within the preceding tables for the years ended December 31, 2008 and 2007. The following table presents those revenues and expenses that the Company is able to restate, along with comparable amounts for the year ended December 31, 2009:

	U.S. Public Finance Insurance			Structured Finance and International Insurance
In millions	2009	2008	2007	2009	2008	2007
Net premiums earned (1)	$563	$506	$359	$333	$374	$381
Realized gains and other settlements on insured derivatives	$1	$—	$—	$(167)	$(397)	$116
Unrealized gains (losses) on insured derivatives	$—	$0	$—	$1,650	$(1,822)	$(3,727)
Net gains on extinguishment of debt	$—	$—	$—	$14	$39	$—
Interest expense	$—	$—	$—	$223	$190	$82

(1)—Included in insurance revenues in the preceding tables.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
In millions	2009	2008	2007
Total premiums earned:
United States	$661	$744	$580
United Kingdom	29	43	45
Europe (excluding United Kingdom)	21	33	29
Internationally diversified	83	75	83
Central and South America	41	49	38
Asia	17	25	33
Other	16	17	16

Total	$868	$986	$824

The following tables summarize the segments within the investment management services operations for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31, 2009
In millions	Advisory Services	Asset / Liability Products	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$31	$192	$23	$—	$246
Net gains (losses) on financial instruments at fair value and foreign exchange	(0)	153	(13)	—	140
Net realized gains (losses)	0	(3)	—	—	(3)
Net investment losses related to other-than-temporary impairments	—	(365)	—	—	(365)
Net gains on extinguishment of debt	—	203	44	—	247
Inter-segment revenues (2)	24	(1)	(1)	(7)	15

Total revenues	55	179	53	(7)	280
Interest expense	—	169	14	—	183
Operating expenses	46	26	3	—	75
Inter-segment expense (2)	2	112	5	(7)	112

Total expenses	48	307	22	(7)	370

Income (loss) before taxes	$7	$(128)	$31	$—	$(90)

Identifiable assets	$125	$6,191	$1,976	$(91)	$8,201

(1)—Represents the sum of third-party interest income, investment management services fees and other fees.

(2)—Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

	Year Ended December 31, 2008
In millions	Advisory Services	Asset / Liability Products	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$33	$813	$116	$—	$962
Net gains (losses) on financial instruments at fair value and foreign exchange	3	65	(13)	—	55
Net realized gains (losses)	(3)	(767)	—	—	(770)
Net investment losses related to other-than-temporary impairments	(5)	(945)	—	—	(950)
Net gains on extinguishment of debt	—	341	—	—	341
Inter-segment revenues (2)	32	7	—	(22)	17

Total revenues	60	(486)	103	(22)	(345)
Interest expense	—	808	99	—	907
Operating expenses	38	24	3	—	65
Inter-segment expense (2)	7	49	7	(22)	41

Total expenses	45	881	109	(22)	1,013

Income (loss) before taxes	$15	$(1,367)	$(6)	$—	$(1,358)

Identifiable assets	$50	$10,954	$2,513	$61	$13,578

(1)—Represents the sum of third-party interest income, investment management services fees and other fees.

(2)—Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Year Ended December 31, 2007
In millions	Advisory Services	Asset / Liability Products	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$38	$1,327	$256	$—	$1,621
Net gains (losses) on financial instruments at fair value and foreign exchange	0	194	(15)	—	179
Net realized gains (losses)	0	23	(0)	—	23
Net investment losses related to other-than-temporary impairments	—	(20)	—	—	(20)
Net gains on extinguishment of debt	—	11	—	—	11
Inter-segment revenues (2)	36	20	1	(32)	25

Total revenues	74	1,555	242	(32)	1,839
Interest expense	—	1,203	221	—	1,424
Operating expenses	48	23	8	—	79
Inter-segment expense (2)	8	35	14	(31)	26

Total expenses	56	1,261	243	(31)	1,529

Income (loss) before taxes	$18	$294	$(1)	$(1)	$310

Identifiable assets	$32	$27,551	$4,353	$(28)	$31,908

(1)—Represents the sum of third-party interest income, investment management services fees and other fees.

(2)—Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Net Insurance in Force

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

The financial guarantees issued by MBIA provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due. The obligations are generally not subject to acceleration, except that MBIA may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. Certain guaranteed investment contracts written by MBIA Inc. and guaranteed by MBIA Corp. are terminable based upon the credit ratings downgrades of MBIA Corp. and if MBIA Inc. were to have insufficient assets to pay the termination payments, MBIA Corp.’s insurance coverage would be drawn on to make such payments. These amounts have been excluded in the tables that follow.

The creditworthiness of each insured obligation is evaluated prior to the issuance of insurance, and each insured obligation must comply with National’s or MBIA Corp.’s underwriting guidelines. Further, the payments to be made by the issuer on the bonds or notes may be backed by a pledge of revenues, reserve funds, letters of credit, investment contracts or collateral in the form of mortgages or other assets. The right to such funds or collateral would typically become National’s or MBIA Corp.’s upon the payment of a claim by either National or MBIA Corp.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Net Insurance in Force (continued)

As of December 31, 2009, net insurance in force, which represents principal and interest or other amounts owing on insured obligations, net of cessions to reinsurers, had an expected maturity range of 1-47 years. The distribution of MBIA Corp.’s and National combined net insurance in force by geographic location, excluding $7.3 billion and $8.5 billion relating to transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies as of December 31, 2009 and 2008, respectively, is presented in the following table:

	As of December 31,
Geographic Location In billions	2009		2008
	Net Insurance in Force	% of Net Insurance in Force	Net Insurance in Force	% of Net Insurance in Force
California	$149.9	13.8%	$163.6	13.7%
New York	77.3	7.1%	86.3	7.2%
Florida	62.9	5.8%	68.0	5.7%
Texas	51.3	4.7%	56.4	4.7%
Illinois	48.2	4.5%	51.8	4.3%
New Jersey	37.3	3.4%	40.5	3.4%
Pennsylvania	28.7	2.6%	32.9	2.7%
Washington	28.5	2.6%	30.5	2.5%
Michigan	25.0	2.3%	27.0	2.3%
Massachusetts	21.2	2.0%	24.0	2.0%

Subtotal	530.3	48.8%	581.0	48.5%
Nationally diversified	162.6	15.0%	178.5	14.9%
Other states	284.9	26.2%	319.8	26.7%

Total United States	977.8	90.0%	1,079.3	90.1%

Internationally diversified	36.5	3.4%	43.9	3.6%
Country specific	72.0	6.6%	75.1	6.3%

Total non-United States	108.5	10.0%	119.0	9.9%

Total	$1,086.3	100.0%	$1,198.3	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Net Insurance in Force (continued)

The net insurance in force by type of bond, excluding transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies, is presented in the following table:

	As of December 31,
	2009		2008
Bond Type In billions	Net Insurance in Force	% of Net Insurance in Force	Net Insurance in Force	% of Net Insurance in Force
Global public finance—United States:
General obligation	$296.6	27.3%	$322.2	26.8%
General obligation—lease	62.8	5.8%	69.1	5.8%
Municipal utilities	147.5	13.6%	162.8	13.6%
Tax-backed	103.3	9.5%	111.9	9.3%
Transportation	84.2	7.8%	93.0	7.8%
Higher education	46.0	4.2%	50.5	4.2%
Health care	26.1	2.4%	34.6	2.9%
Military housing	21.3	2.0%	21.7	1.8%
Investor-owned utilities (1)	14.4	1.3%	15.8	1.3%
Municipal housing	11.9	1.1%	15.0	1.3%
Student loans	3.7	0.3%	7.0	0.6%
Other (2)	3.9	0.4%	4.4	0.4%

Total United States	821.7	75.7%	908.0	75.8%

Global public finance—non-United States:
International utilities	19.9	1.8%	18.6	1.6%
Sovereign and sub-sovereign (3)	18.4	1.7%	17.3	1.4%
Transportation	14.7	1.4%	14.1	1.2%
Local governments (4)	0.7	0.1%	0.9	0.1%
Municipal housing	—	0.0%	0.2	0.0%
Health care	0.2	0.0%	0.1	0.0%
Higher education	—	0.0%	0.1	0.0%

Total non-United States	53.9	5.0%	51.3	4.3%

Total global public finance	875.6	80.7%	959.3	80.1%

Global structured finance—United States:
Collateralized debt obligations (5)	96.0	8.8%	98.3	8.2%
Mortgage-backed residential	25.6	2.3%	28.6	2.4%
Mortgage-backed commercial	0.6	0.0%	0.7	0.1%
Consumer asset-backed:
Auto loans	4.4	0.4%	6.8	0.6%
Student loans	2.1	0.2%	2.8	0.2%
Manufactured housing	2.6	0.2%	2.7	0.2%
Other consumer asset-backed	0.6	0.0%	0.9	0.1%
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	2.9	0.3%	3.2	0.3%
Rental car fleets	1.9	0.2%	3.1	0.3%
Secured airline equipment securitization (EETC)	3.0	0.3%	3.1	0.3%
Other operating assets	1.0	0.1%	1.6	0.1%
Structured insurance securitizations	8.2	0.8%	10.0	0.8%
Franchise assets	1.2	0.1%	1.5	0.1%
Intellectual property	3.9	0.4%	4.1	0.3%
Other corporate asset-backed	2.1	0.2%	3.9	0.3%

Total United States	156.1	14.3%	171.3	14.3%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Net Insurance in Force (continued)

	As of December 31,
	2009		2008
Bond Type In billions	Net Insurance in Force	% of Net Insurance in Force	Net Insurance in Force	% of Net Insurance in Force
Global structured finance—non-United States:
Collateralized debt obligations (5)	35.6	3.3%	40.2	3.3%
Mortgage-backed residential	2.8	0.2%	8.5	0.7%
Mortgage-backed commercial	5.4	0.5%	6.2	0.5%
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	1.8	0.2%	2.1	0.2%
Secured airline equipment securitization (EETC)	0.4	0.0%	0.4	0.0%
Structured insurance securitizations	0.1	0.0%	0.1	0.0%
Franchise assets	1.2	0.1%	1.2	0.1%
Intellectual property	—	0.0%	0.8	0.1%
Future flow	1.8	0.2%	2.9	0.2%
Other corporate asset-backed	5.5	0.5%	5.3	0.5%

Total non-United States	54.6	5.0%	67.7	5.6%

Total global structured finance	210.7	19.3%	239.0	19.9%

Total	$1,086.3	100.0%	$1,198.3	100.0%

(1)—Includes investor owned utilities, industrial development and pollution control revenue bonds.

(2)—Includes certain non-profit enterprises and stadium related financing.

(3)—Includes regions, departments or their equivalent in each jurisdiction as well as sovereign owned entities that are supported by a sovereign sate, region or department.

(4)—Includes municipal owned entities backed by sponsoring local government.

(5)—Includes transactions (represented by structured pools of primarily investment grade corporate credit risks or commercial real estate assets) that do not include typical collateralized debt obligation structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

The insurance operations have entered into certain guarantees of derivative contracts, included in the preceding tables, which do not qualify for the financial guarantee scope exception under the provisions of fair value measurements and disclosures. MBIA generally guarantees the timely payment of principal and interest related to these derivatives upon the occurrence of a credit event with respect to a referenced obligation. The maximum amount of future payments that MBIA may be required to make under these guarantees is $124.6 billion. This amount is net of $23.0 billion of insured derivatives ceded under reinsurance agreements and capital market transactions in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives. MBIA’s guarantees of derivative contracts have a legal maximum maturity range of 1-86 years. A small number of insured credit derivative contracts have long-dated maturities, which comprise the longest maturity dates of the underlying collateral. However, the expected maturities of such contracts are much shorter due to amortizations and prepayments in the underlying collateral pools. The fair values of these guarantees as of December 31, 2009 and 2008 are recorded on the consolidated balance sheets as derivative assets and liabilities, representing gross gains and losses, of $756 million and $4.6 billion, and $747 million and $6.2 billion, respectively. These derivative contracts are discussed further in “Note 8: Derivative Instruments.”

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Net Insurance in Force (continued)

Investment agreement contracts and MTNs issued by the Company’s asset/liability products segment are insured by MBIA Corp. and are not included in the previous tables. If MBIA Inc. or these subsidiaries were to have insufficient assets to pay amounts due, MBIA Corp. would make such payments under its insurance policies. As of December 31, 2009, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees is $7.3 billion. These guarantees, which have a maximum maturity range of 1-38 years, were entered into on an arm’s length basis and are fully collateralized by marketable securities. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.

Note 17: Reinsurance

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

The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. In 2009, MBIA reassumed par outstanding of $5.8 billion from eight reinsurers. MBIA also maintained other reimbursement agreements with its reinsurers that were not accounted for as reinsurance, which were commuted during 2009. MBIA will continue to evaluate its use of reinsurance, which may result in future portfolio commutations from reinsurers.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2009, the total amount available under these letters of credit and trust arrangements was $830 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Reinsurance (continued)

The aggregate amount of insurance in force ceded by MBIA to reinsurers under reinsurance agreements was $60.2 billion and $76.2 billion as of December 31, 2009 and 2008, respectively. The distribution of ceded insurance in force by geographic location is presented in the following table:

	As of December 31,
	2009		2008
Geographic Location In billions	Ceded Insurance in Force	% of Ceded Insurance in Force	Ceded Insurance in Force	% of Ceded Insurance in Force
California	$4.7	7.8%	$5.9	7.7%
New York	2.4	4.0%	3.1	4.1%
Massachusetts	1.8	3.0%	2.1	2.8%
New Jersey	1.4	2.3%	1.6	2.1%
Texas	1.4	2.3%	1.7	2.2%
Puerto Rico	1.4	2.3%	1.7	2.2%
Illinois	1.3	2.1%	1.5	2.0%
Florida	1.2	2.0%	1.4	1.8%
Colorado	0.8	1.4%	1.8	2.4%
Washington	0.7	1.2%	0.8	1.0%

Subtotal	17.1	28.4%	21.6	28.3%
Nationally diversified	18.3	30.4%	20.4	26.8%
Other states	7.1	11.8%	9.3	12.2%

Total United States	42.5	70.6%	51.3	67.3%

Internationally diversified	10.3	17.1%	12.1	15.9%
Country specific	7.4	12.3%	12.8	16.8%

Total non-United States	17.7	29.4%	24.9	32.7%

Total	$60.2	100.0%	$76.2	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Reinsurance (continued)

The distribution of ceded insurance in force by type of bond is presented in the following table:

	As of December 31,
	2009		2008
Bond Type In billions	Ceded Insurance in Force	% of Ceded Insurance in Force	Ceded Insurance in Force	% of Ceded Insurance in Force
Global public finance—United States:
General obligation	$5.4	9.0%	$6.7	8.8%
General obligation lease	1.6	2.7%	2.1	2.8%
Municipal utilities	4.1	6.8%	5.3	7.0%
Tax-backed	2.9	4.8%	3.5	4.6%
Transportation	4.7	7.8%	6.6	8.7%
Health care	2.4	4.0%	3.3	4.3%
Higher education	0.9	1.5%	1.1	1.4%
Municipal housing	0.3	0.5%	0.5	0.7%
Military housing	0.5	0.8%	0.5	0.7%
Investor-owned utilities (1)	0.8	1.3%	0.8	1.0%
Student loans	0.1	0.2%	0.3	0.4%
Other (2)	0.2	0.3%	0.2	0.2%

Total United States	23.9	39.7%	30.9	40.6%

Global public finance—non-United States:
Sovereign and sub-sovereign (3)	1.8	3.0%	3.2	4.2%
Transportation	2.0	3.3%	3.2	4.2%
International utilities	1.5	2.5%	2.9	3.8%
Local governments (4)	0.0	0.0%	0.6	0.8%
Municipal housing	0.0	0.0%	0.0	0.0%
Health care	0.0	0.0%	0.1	0.1%
Higher education	0.0	0.0%	0.0	0.0%

Total non-United States	5.3	8.8%	10.0	13.1%

Total global public finance	29.2	48.5%	40.9	53.7%

Global structured finance—United States:
Collateralized debt obligations (5)	14.7	24.4%	14.4	18.9%
Mortgage-backed residential	0.8	1.2%	1.2	1.6%
Mortgage-backed commercial	0.0	0.0%	0.0	0.0%
Consumer asset-backed:
Auto loans	0.1	0.2%	0.4	0.5%
Student loans	0.2	0.3%	0.2	0.3%
Manufactured housing	0.1	0.2%	0.1	0.1%
Other consumer asset-backed	0.1	0.2%	0.1	0.1%
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	0.4	0.7%	0.5	0.7%
Rental car fleets	0.3	0.5%	0.7	0.9%
Secured airline equipment securitization (EETC)	0.5	0.8%	0.9	1.2%
Other operating assets	0.0	0.0%	0.1	0.1%
Structured insurance securitizations	1.2	2.0%	1.5	2.0%
Franchise assets	0.1	0.2%	0.1	0.1%
Intellectual property	0.1	0.2%	0.1	0.1%
Other corporate asset-backed	0.0	0.0%	0.2	0.3%

Total United States	18.6	30.9%	20.5	26.9%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Reinsurance (continued)

	As of December 31,
	2009		2008
Bond Type In billions	Ceded Insurance in Force	% of Ceded Insurance in Force	Ceded Insurance in Force	% of Ceded Insurance in Force
Global structured finance—non-United States:
Collateralized debt obligations (5)	9.2	15.3%	10.2	13.4%
Mortgage-backed residential	0.1	0.2%	0.4	0.5%
Mortgage-backed commercial	0.8	1.3%	0.9	1.2%
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	0.2	0.3%	0.4	0.6%
Secured airline equipment securitization (EETC)	0.0	0.0%	0.0	0.0%
Franchise assets	0.0	0.0%	0.1	0.1%
Intellectual property	0.0	0.0%	0.1	0.1%
Future flow	0.5	0.8%	1.0	1.3%
Other corporate asset-backed	1.6	2.7%	1.7	2.2%

Total non-United States	12.4	20.6%	14.8	19.4%

Total global structured finance	31.0	51.5%	35.3	46.3%

Total	$60.2	100.0%	$76.2	100.0%

(1)—Includes investor owned utilities, industrial development and pollution control revenue bonds.

(2)—Includes certain non-profit enterprises and stadium related financing.

(3)—Includes regions, departments or their equivalent in each jurisdiction as well as sovereign owned entities that are supported by a sovereign state, region or department.

(4)—Includes municipal owned entities backed by sponsoring local government.

(5)—Includes transactions (represented by structured pools of primarily investment grade corporate credit risks or commercial real estate assets) that do not include typical collateralized debt obligation structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Reinsurance (continued)

As of December 31, 2009, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $43.6 billion compared with $54.9 billion as of December 31, 2008. The following table presents information about companies who have entered into reinsurance contracts with MBIA and amounts recoverable by MBIA under those contracts as of December 31, 2009 for the Company’s combined insurance operations. Estimated credit impairments represent the reinsurers’ portion of amounts the Company expects to pay on insured derivative contracts.

Reinsurers In millions	Standard & Poor’s Rating (Status)		Moody’s Rating (Status)		Ceded Par Outstanding	LOC / Trust Accounts	Reinsurance Recoverable (3)	Estimated Credit Impairments on Insured Derivatives	Derivative Asset
Channel Reinsurance Ltd.	N/R	(1)	RWR	(2)	$33,401	$646	$27	$368	$700
Assured Guaranty Corp.	AAA (Negative Outlook)		Aa3 (Negative Outlook)		5,378	—	14	(1)	—
Mitsui Sumitomo Insurance Company Ltd.	AA (Negative Outlook)		Aa3 (Stable)		3,503	176	18	3	52
Assured Guaranty Re Ltd.	AA (Stable)		A1 (Negative Outlook)		718	4	2	—	—
Overseas Private Investment Corporation	AAA (Stable)		Aaa (Stable)		312	—	—	—	—
Others	A+ or above		A1 or above		331	4	1	—	—

Total					$43,643	$830	$62	$370	$752

(1)—Not rated.

(2)—Rating withdrawn.

(3)—Total reinsurance recoverable of $62 million comprised recoverables on paid and unpaid losses of $13 million and $49 million, respectively.

MBIA owns a 17.4% equity interest in Channel Re. In March 2009, Moody’s downgraded Channel Re to B3 with a negative outlook and the rating was subsequently withdrawn. In March 2009, S&P downgraded Channel Re to BB+ and the rating was subsequently withdrawn. As of December 31, 2009, the Company expects Channel Re to continue to report negative shareholders’ equity on a GAAP basis primarily due to unrealized losses on its insured credit derivatives based on fair value accounting. As of December 31, 2009, the fair value of the derivative assets related to credit derivatives ceded to Channel Re was $700 million and the reinsurance recoverable from Channel Re was $27 million. After considering the credit risk of Channel Re in fair valuing its derivative assets, the Company believes Channel Re has sufficient liquidity supporting its business to fund amounts due to MBIA. In performing its assessment, MBIA determined that cash and investments, inclusive of approximately $646 million that Channel Re had on deposit in trust accounts for the benefit of MBIA as of December 31, 2009, were in excess of MBIA’s exposure to Channel Re. Although the trust accounts limit the potential for Channel Re to default on its obligations to MBIA, there can be no assurance that Channel Re will not default on its obligations to MBIA that exceed the amounts already held in the trust accounts. MBIA Insurance Corp. can commute its reinsurance with Channel Re (including reinsurance of business ceded to National) at any time within 25 business days of notice. Commutation of reinsurance with Channel Re may result in negotiated payments to MBIA in excess of the amounts contractually due from Channel Re. In June 2009, Channel Re was placed into run-off by its Board of Directors and, in September 2009, a run-off plan was reviewed by the Bermuda Monetary Authority and approved by Channel Res Board of Directors. The run-off plan stipulates that no additional business will be ceded to Channel Re and provides for the ongoing management of Channel Re during the run-off period.

In February of 2010, the Company reassumed business ceded to one of its remaining reinsurers.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Reinsurance (continued)

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

The following table presents the effect of reinsurance on premiums earned:

	Years Ended December 31,
In millions	2009	2008	2007
Net premiums earned:
Direct	$726	$912	$807
Assumed	107	56	14

Gross	833	968	821
Ceded	(87)	(118)	(113)

Net	$746	$850	$708

For the years ended December 31, 2009, 2008 and 2007, recoveries received under reinsurance contracts totaled $41 million, $112 million and $9 million, respectively. Ceding commissions from reinsurance, before deferrals and net of returned ceding commissions, were revenue of $6 million, $25 million and $26 million for the years December 31, 2009, 2008, and 2007, respectively.

Note 18: Insurance Regulations and Dividends

Effective December 1, 2009, National was redomesticated to the State of New York, therefore, both MBIA Corp. and National are subject to insurance regulations and supervision of the State of New York (their state of incorporation) and all U.S. and non-U.S. jurisdictions in which they are licensed to conduct insurance business. The extent of insurance regulation and supervision varies by jurisdiction, but New York and most other jurisdictions have laws and regulations prescribing minimum standards of solvency and business conduct, which must be maintained by insurance companies. Among other things, these laws prescribe permitted classes and concentrations of investments and limit both the aggregate and individual securities risks that MBIA Corp. and National may insure on a net basis based on the type of obligations insured. In addition, some insurance laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. and National are required to file detailed annual financial statements with the NYSID and similar supervisory agencies in other jurisdictions in which it is licensed. The operations and accounts of MBIA Corp. and National are subject to examination by regulatory agencies at regular intervals.

New York State insurance law regulates the payment of dividends by financial guarantee insurance companies and provides that such companies may not declare or distribute dividends except out of statutory earned surplus. Under New York State insurance law, the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as reported in the latest statutory financial statements and (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the Superintendent of the NYSID approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations.

On February 17, 2009, MBIA Corp. declared and paid a dividend of $1.2 billion to MBIA Inc. related to the restructuring of MBIA Insurance Corporation, after receiving prior approval from the Superintendent of the NYSID. The $1.2 billion dividend together with a $945 million return of capital represents the $2.1 billion distributed to MBIA Inc. to further capitalize National. In 2008, MBIA Corp. did not declare or pay any dividends to MBIA Inc. MBIA Corp. is currently unable to pay dividends, including those related to its preferred stock, as a result of it having an earned surplus deficit as of December 31, 2009.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Insurance Regulations and Dividends (continued)

National did not declare or pay any dividends during 2009 and 2008. As a consequence of the reinsurance transaction with MBIA Corp., National recorded a $1.3 billion contingency reserve, which brought its earned surplus to a deficit of $2.0 billion. Consistent with the Company’s plan to transform its insurance business, it has submitted an application to the NYSID requesting approval to reset National’s unassigned surplus, of which earned surplus is a component. To the extent that it has an earned surplus deficit, National will not be able to pay dividends over the next several years without a reset of its earned surplus.

As a result of the establishment of National and the reinsurance of the MBIA Corp. and FGIC portfolios by National, National and MBIA Corp. exceeded as of the closing date certain single and aggregate risk limits under New York and Illinois insurance law. These insurers obtained waivers from the insurance departments of their domiciliary states of such limits. In connection with the waivers, they submitted a plan to the applicable insurance departments to achieve compliance with the applicable regulatory limits. Under the plans, they agreed not to write new financial guarantee insurance for certain issuers until they were in compliance with their single risk limits and agreed to take commercially reasonable steps, including considering reinsurance, the addition of capital and other risk mitigation strategies, in order to comply with the regulatory single and aggregate risk limits. As a condition to granting the waiver, the NYSID required that, upon written notice from the NYSID, MBIA Corp. and National, as applicable, would cease writing new financial guarantee insurance if it were not in compliance with the risk limitation requirements by December 31, 2009.

Consolidated results of operations for MBIA Corp. determined in accordance with statutory accounting practices for the years ended December 31, 2009 and 2008 were a net loss of $681 million and $1.4 billion, respectively, and net income of $171 million for the year ended December 31, 2007. As of December 31, 2009, MBIA Corp.’s consolidated statutory policyholders’ surplus, and contingency reserves (collectively, “Total Statutory Capital”) was $3.5 billion, consisting of policyholders’ surplus of $2.1 billion and contingency reserves of $1.4 billion. As of December 31, 2008, MBIA Corp.’s consolidated Total Statutory Capital was $6.1 billion, consisting of policyholders’ surplus of $3.5 billion and contingency reserves of $2.6 billion.

For the year ended December 31, 2009, National’s statutory net loss was $299 million. For 2008 and 2007, National’s statutory net income was $7 million and $8 million, respectively. As of December 31, 2009, National’s Total Statutory Capital was $2.0 billion, consisting of policyholders’ surplus of $653 million and contingency reserves of $1.4 billion. As of December 31, 2008, National had Total Statutory Capital of $185 million.

Note 19: Pension and Profit-sharing Plans

The Company maintains a qualified non-contributory defined contribution pension plan to which the Company contributes 10% of each eligible employee’s annual compensation. Annual compensation for determining such contributions consists of base salary, bonus and commissions, as applicable. Pension benefits vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. Pension expense related to the Company’s qualified pension plan for the years ended December 31, 2009, 2008 and 2007 was $6 million, $5 million, and $7 million, respectively.

The Company also maintains a qualified profit-sharing/401(k) plan. The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended. Effective January 1, 2008, employees may contribute, through payroll deductions, up to 25% of eligible compensation. Prior to 2008, employees were able to contribute up to 10% of eligible compensation. The Company matches employee contributions up to the first 5% of such compensation. During 2008 the 401(k) plan was amended to allow 401(k) matching contributions to be made in the form of cash, whereby participants may direct the Company match to an investment of their choice. Prior to the amendment, the Company matching contribution was made in the form of MBIA Inc. common stock. The benefit of the Company’s contributions vest over a five-year period with 20% vested after two years, 60% vested after three years and 80% vested after four years and 100% vested after five years. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. Participants who qualify for distribution may receive a single lump sum, transfer the assets to another

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19: Pension and Profit-sharing Plans (continued)

qualified plan or individual retirement account, or receive a series of specified installment payments. Profit-sharing/401(k) expense related to the Company’s qualified plan for the years ended December 31, 2009, 2008 and 2007 was $3 million, $2 million, and $4 million, respectively.

In addition to the above two plans, the Company maintains a non-qualified deferred compensation plan. Contributions to the above qualified plans that exceed limitations established by federal regulations are then contributed to the non-qualified deferred compensation plan. The non-qualified pension expense for the years ended December 31, 2009, 2008 and 2007 was $2 million, $3 million, and $3 million, respectively. The non-qualified profit-sharing/401(k) expense for each of the years ended December 31, 2009, 2008 and 2007 was $1 million. In addition, the interest credited to the non-qualified deferred compensation plan for the years ended December 31, 2009, 2008 and 2007 was $1 million, $3 million and $3 million, respectively.

The Company maintains voluntary retirement benefits, which provide certain benefits to eligible employees of the Company upon retirement. Effective January 1, 2008, the Company modified its retirement plan guidelines to reflect changes made to the Internal Revenue Code under Section 409A. A description of these benefits is included in the Company’s proxy statement.

Note 20: Long-term Incentive Plans

Plan Description

The Company maintains the MBIA Inc. 2005 Omnibus Incentive Plan (the “Omnibus Plan”). Under the Omnibus Plan, a maximum of 6,000,000 shares of the Company’s common stock can be used for any type of award including stock options, performance shares, performance units, restricted stock, restricted stock units and dividend equivalents. On May 7, 2009, the Company’s shareholders approved an increase in the total number of shares of common stock reserved and available for issuance under the Omnibus Plan from 6,000,000 shares to 10,000,000 shares. Any shares issued under the Omnibus Plan in connection with stock options shall be counted against this limit as one share covered by such option. For all awards other than stock options, any shares issued shall be counted against this limit as two shares for every share issued.

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

Under the restricted stock component of the Omnibus Plan, certain employees are granted restricted shares of the Company’s common stock. These awards have a restriction period lasting three, four or five years depending on the type of award, after which time the awards fully vest. During the vesting period these shares may not be sold. Restricted stock may be granted to all employees. The majority of restricted stock is granted to employees from the vice-president level up to and including the chief executive officer. Some of the awards granted in 2007 are linked to growth in the book value of the Company including certain adjustments (“modified book value”) over a three-year period following the grant date. Actual shares issued at the vesting date will be determined based on the growth in modified book value. If modified book value grows by 30% or more over the three year period, then 100% of the award will vest. If the growth in modified book value over the three year period is lower than 30%, then the amount of restricted shares issued will be adjusted downward in proportion to the amount by which actual growth in modified book value is below 30%.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Long-term Incentive Plans (continued)

Following the effective date of the Omnibus Plan, no new options or awards were granted under any of the prior plans authorized by the shareholders and all shares authorized but unissued were canceled. All stock awards granted under the prior plans and subsequently canceled or expired after the effective date of the Omnibus Plan become available for grant under the Omnibus Plan.

In 2009, 1,900,000 options were granted and 1,167,374 options were canceled or expired. In 2009, 902,696 restricted shares were granted, 11,437 restricted share units were granted and 567,615 restricted shares were canceled. This restricted share activity affects the available share balance for future grants under the Omnibus Plan at a two for one ratio. There were 5,992,140 shares available for future grants under the Omnibus Plan as of December 31, 2009.

In February 2009 and May 2008, the shareholders of the Company approved two restricted share grants for the CEO, respectively. These two grants did not reduce the shares available for grant under the Omnibus Plan, as the grants were a separate approval by the shareholders of the Company. In addition, the vesting schedules of these grants are linked to the Company’s market value performance. For further information regarding performance based awards, please refer to the “Performance Based Awards” section of this note.

In accordance with accounting guidance for share-based payments, the Company expenses the fair value of employee stock options and other forms of stock-based compensation. In addition, the guidance classifies share-based payment awards as either liability awards, which are remeasured at fair value at each balance sheet date, or equity awards, which are measured on the grant date and not subsequently remeasured. Generally, awards with cash-based settlement, repurchase features or that are settled at a fixed dollar amount are classified as liability awards, and changes in fair value will be reported in earnings. Awards with net-settlement features or that permit a cashless exercise with third-party brokers are classified as equity awards and changes in fair value are not reported in earnings. The Company’s long-term incentive plans include features which result in both liability and equity awards. For liability awards, the Company remeasures these awards at each balance sheet date. In addition, the guidance requires the use of a forfeiture estimate. The Company uses historical employee termination information to estimate the forfeiture rate applied to current stock-based awards.

The Company maintains voluntary retirement benefits as discussed in “Note 19: Pension and Profit Sharing Plans.” One of the components of the retirement program for those employees that are retirement eligible is to continue to vest all outstanding stock options and restricted share awards linked to growth in modified book value beyond the retirement date in accordance with the original vesting terms and to immediately vest all outstanding time-based restricted share grants. The accounting guidance for share-based payment requires compensation costs for those employees to be recognized from the date of grant through the retirement eligible date, unless there is a risk of forfeiture, in which case the compensation cost is recognized in accordance with the original vesting schedule. Accelerated expense relating to this retirement benefit for both stock option awards and restricted stock awards has been included in the compensation expense amounts.

Restricted Stock

The fair value of the restricted shares awarded, determined on the grant date, was $7 million and $29 million, and the fair value of the restricted shares cancelled was $31 million and $28 million for 2009 and 2008, respectively. Restricted shares have been recorded as unearned compensation, which is a component of paid-in capital within shareholders’ equity on the Company’s consolidated balance sheets and have been included in Stock-based compensation on the Company’s consolidated statements of changes in shareholders’ equity. As of December 31, 2009 the unearned compensation balance for all restricted shares outstanding was $53 million. The amount of unearned compensation, net of estimated forfeitures, was $25 million as of December 31, 2009, which is expected to be recognized as expense over a weighted average period of 2.17 years. Unearned compensation is amortized to expense over the appropriate three-to five-year vesting period (except for a minor portion granted to members of the MBIA Inc. Board of Directors which is amortized over a ten-year period).

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Long-term Incentive Plans (continued)

Compensation expense related to the restricted shares, net of estimated forfeitures, was $9 million for the year ended December 31, 2009. The tax benefit related to the restricted share awards during 2009 was $3 million. In addition, during 2009 there was a tax charge of $1 million in paid-in capital related to the restricted shares that vested at a lower market value in comparison to the market value on the date of grant.

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

Compensation expense related to the restricted shares, net of estimated forfeitures, was $42 million for the year ended December 31, 2007. The tax benefit related to the restricted share awards during 2007 was $15 million. The excess tax benefit related to the restricted share awards including the tax effects of the related dividends during 2007 was $2 million.

A summary of the Company’s restricted shares outstanding at December 31, 2009, 2008 and 2007, and changes during the years ended on those dates, is presented in the following table:

	Restricted Share Activity
	2009	2008	2007
Outstanding at beginning of year	3,619,969	1,629,627	1,796,048
Granted	2,194,686	2,759,388	575,562
Vested	77,847	185,607	649,997
Forfeited	567,615	583,439	91,986

Outstanding at end of year	5,169,193	3,619,969	1,629,627

The following table presents the total number of restricted share awards granted during the last three years. The proxy officers are disclosed in the Company’s proxy statement.

	Number of Restricted Shares Granted
	2009	2008	2007
Proxy officers	1,291,990	1,634,000	149,395
Other senior officers	—	—	93,864

Senior officers	1,291,990	1,634,000	243,259
Other	902,696	1,125,388	332,303

Total	2,194,686	2,759,388	575,562

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Long-term Incentive Plans (continued)

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

	March 2009	March 2008	February 2007
Number of options granted	1,900,000	2,500,000	20,000
Exercise price	$4.02	$12.50	$70.86
Dividend yield	0.705%	2.960%	2.482%
Expected volatility	0.8520	0.6414	0.2853
Risk-free interest rate	2.209%	2.840%	4.648%
Expected option term (in years)	5.00	3.98	6.44

Employee stock option compensation expense, net of estimated forfeitures, for the years ended December 31, 2009, 2008, and 2007 totaled $6 million, $8 million and $8 million, respectively. During 2009 and 2008 there were no stock option awards exercised. The tax benefit related to the stock option awards exercised during 2007 was $17 million. The excess tax benefit related to the stock option awards during 2007 was $5 million. During 2009 and 2008, the Company wrote off a deferred tax asset of $4 million and $13 million, respectively, related to the cancellation of fully vested stock option awards as a charge to paid-in capital. As of December 31, 2009, there was $11 million of total unrecognized compensation cost related to non-vested stock options. This amount is expected to be recognized as expense over a weighted average period of 2.13 years.

The following table presents the total number of options granted during the last three years. The proxy officers are disclosed in the Company’s proxy statement.

	Number of Options Granted
	2009	2008	2007
Proxy officers	1,750,000	1,600,000	—
Other senior officers	—	900,000	—

Senior officers	1,750,000	2,500,000	—
Other	150,000	—	37,800

Total	1,900,000	2,500,000	37,800

In addition to the 2008 stock options granted per the table above, 359,000 options were granted to the CEO on March 14, 2008. The grant was made solely to enable the purchase of common stock in connection with his employment contract. This option grant was canceled on June 30, 2008, as the required share purchase of common stock was made on the open market. In addition to the 2007 stock options granted per the table above, 64,525 options were granted to the members of the senior team on December 20, 2007 in connection with the Warburg Pincus Agreement. The grant was made solely to enable the purchase of common stock that each senior team member committed to purchase at a price in excess of the last reported trade of a share of common stock on December 10, 2007. The options were to become exercisable upon the closing of the investment agreement for a period of sixty days. On March 5, 2008, these options were canceled, as the required purchase of common stock was made on the open market.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Long-term Incentive Plans (continued)

A summary of the Company’s stock options outstanding at December 31, 2009, 2008 and 2007, and changes during the years ended on those dates, is presented in the following tables:

	2009
Options	Number of Shares	Weighted Avg. Price per Share
Outstanding at beginning of year	6,312,194	$34.9822
Granted	1,900,000	4.0200
Exercised	—	—
Expired or canceled	1,167,374	42.9522

Outstanding at end of year	7,044,820	$25.3110

Exercisable at end of year	2,006,620	$50.0301
Weighted average fair value per share of options granted during the year		$2.61

	2008
Options	Number of Shares	Weighted Avg. Price per Share
Outstanding at beginning of year	6,751,061	$47.1771
Granted	2,859,000	12.4561
Exercised	—	—
Expired or canceled	3,297,867	40.4160

Outstanding at end of year	6,312,194	$34.9822

Exercisable at end of year	2,858,720	$46.1504
Weighted average fair value per share of options granted during the year		$5.13

	2007
Options	Number of Shares	Weighted Avg. Price per Share
Outstanding at beginning of year	8,410,567	$46.9385
Granted	102,325	43.7677
Exercised	1,430,818	69.3281
Expired or canceled	331,013	48.5014

Outstanding at end of year	6,751,061	$47.1771

Exercisable at end of year	5,587,667	$44.6874
Weighted average fair value per share of options granted during the year		$18.54

The following table summarizes information about outstanding stock options at December 31, 2009:

Range of Average Exercise Price	Number Outstanding as of December 31, 2009	Weighted Average Remaining Contractual Life in Years	Outstanding Weighted Average Exercise Price	Number Exercisable as of December 31, 2009	Exercisable Weighted Average Exercise Price
$4.02-$12.50	4,400,000	5.62	$8.8382	—	$—
$32.92-$47.82	744,012	2.28	38.5377	744,012	38.5377
$48.58-$56.25	695,293	2.28	52.7047	695,293	52.7047
$57.10-$70.86	1,205,515	4.79	61.4721	567,315	61.8240

Total	7,044,820	4.79	$25.3110	2,006,620	$50.0301

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Long-term Incentive Plans (continued)

Performance Based Awards

During 2009, the Company granted 1,291,990 restricted shares to the CEO. During 2008, the Company granted 1,634,000 restricted shares to the CEO and 2,500,000 stock options to key members of management. All of these grants have a vesting schedule dependent on the achievement of certain stock price targets of the Company. The grants and corresponding compensation expenses have been included in the above restricted stock and stock option disclosures for 2009 and 2008, respectively. As permitted by the accounting guidance for share-based payment, the Company estimates the fair value of awards that contain only market performance conditions at the date of grant using a binomial lattice model with a Monte Carlo simulation. The binomial lattice model can better incorporate assumptions about a stock price path because the model can accommodate a large number of potential stock prices over the award’s term in comparison to the Black-Scholes model.

Note 21: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the years ended December 31, 2009, 2008 and 2007, there were 7,401,350, 6,547,709 and 1,448,761, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
$ in millions except per share amounts	2009	2008	2007
Net income (loss)	$634	$(2,673)	$(1,922)
Net income (loss) available to common shareholders	$623	$(2,673)	$(1,922)
Basic weighted average shares (1)	208,156,622	220,786,378	128,752,630
Effect of common stock equivalents:
Stock options	—	—	—
Restricted stock and units	—	—	—

Diluted weighted average shares	208,156,622	220,786,378	128,752,630

Basic EPS:
Net income (loss)	$2.99	$(12.11)	$(14.93)

Diluted EPS:
Net income (loss)	$2.99	$(12.11)	$(14.93)

(1)—Includes 5,259,561, 3,265,315, and 2,082,298 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 22: Common and Preferred Stock

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22: Common and Preferred Stock (continued)

On February 13, 2008, the Company completed a public offering of 94.65 million shares of MBIA common stock at $12.15 per share. Pursuant to the amended agreement with Warburg Pincus, Warburg Pincus was granted 4 million of “B2” warrants at a price of $16.20 per share. In addition, under anti-dilution provisions in the agreement with Warburg Pincus, the terms of the warrants issued to Warburg Pincus on January 30, 2008 were amended, which resulted in (a) the 8.7 million of warrants exercisable at $40 per share were revised to 11.5 million warrants exercisable at $30.25 per share and (b) the 7 million of “B” warrants exercisable at $40 per share were revised to 9.8 million “B” warrants exercisable at $30.25 per share.

Repurchase program

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. However, the Company decided to suspend share repurchases under the program in light of concerns and uncertainties regarding the housing markets, the structured finance sector and the U.S. economy.

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

As of December 31, 2009, the Company repurchased 45 million shares of MBIA Inc. under the share repurchase program at a cost of $896 million and an average price of $19.75 per share, and $104 million remained available under the program. During 2009, MBIA repurchased 5 million shares at an average price of $3.16 per share.

During 2009 and 2008, 16,400 and 45,330 shares, respectively, were purchased by the Company for settling awards under the Company’s long-term incentive plans.

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

As of December 31, 2009, MBIA Insurance Corporation had 2,759 shares of preferred stock issued and outstanding with a carrying value of $28 million. During 2009, MBIA Inc. repurchased 1,082 shares of the outstanding preferred stock of MBIA Insurance Corporation at a purchase price of $10,000 per share or 10% of the face value, of which 1,012 shares were repurchased in connection with a tender offer for the shares. As of December 31, 2009, on a consolidated basis, 1,677 preferred shares of MBIA Insurance Corporation remained outstanding to unaffiliated investors with a carrying value of $17 million.

In accordance with MBIA’s fixed-rate election, the dividend rate on the preferred stock was determined using a fixed-rate equivalent of LIBOR plus 200 basis points. Each share of preferred stock has a par value of $1,000 with a liquidation preference of $100,000. The holders of the preferred stock are not entitled to any voting rights as

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22: Common and Preferred Stock (continued)

shareholders of MBIA Corp. and their consent is not required for taking any corporate action. Subject to certain requirements, the preferred stock may be redeemed, in whole or in part, at the option of MBIA Corp. at any time or from time to time for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon at the date of redemption for the then current dividend period and any previously accumulated dividends payable without interest on such unpaid dividends. As of December 31, 2009, dividends in the amount of $11 million were declared on the preferred stock, of which $10 million had been paid. Payment of dividends on MBIA Corp.’s preferred stock is subject to the same restrictions that apply to dividends on common stock under New York State insurance law.

Note 23: Related Party Transactions

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

Since 1989, MBIA Corp. has executed five surety bonds to guarantee the payment obligations of the members of the Municipal Bond Insurance Association (the “Association”), a voluntary unincorporated association of insurers writing municipal bond and note insurance as agents for the member insurance companies that had their S&P claims-paying rating downgraded from AAA on their previously issued Association policies. In the event that the Association does not meet their policy payment obligations, MBIA Corp. will pay the required amounts directly to the paying agent. The aggregate outstanding exposure on these surety bonds as of December 31, 2009 was $340 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23: Related Party Transactions (continued)

MBIA Inc., through its subsidiaries, is responsible for providing investment advisory and certain related administrative services to the MBIA Capital/Claymore Managed Duration Investment Grade Municipal Fund (the “Fund”). MBIA earned investment management, accounting, administration and service fees related to the Fund totaling $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, and which are included in “Fees and Reimbursements” in the Company’s consolidated statements of operations.

Cutwater-AMC, an indirect wholly owned subsidiary of MBIA Inc., is responsible for providing investment advisory services to the MBIA Municipal Bond Inflation Protection Fund (“MIPS Fund”) of FundVantage Trust, an SEC-registered open-end, management investment company launched in November 2007. The investment objective of the MIPS Fund is to seek high after-tax inflation protected returns and it is intended to be marketed to institutional and retail investors. MBIA Corp. invested $25 million in the MIPS Fund as the initial shareholder and waived investment management fees related to the MIPS Fund in 2009, 2008 and 2007. However, MBIA Corp. earned $0.2 million, $0.8 million and $0.1 million from its investment in the MIPS Fund in 2009, 2008, and 2007, respectively, which is included in net investment income in the Company’s consolidated statements of operations. MBIA Corp. redeemed its investment in the MIPS Fund in April 2009.

The Company owns investments, included in other investments, which are recorded in the Company’s financial statements using the equity method of accounting. These investments comprise equity interests in limited partnerships and in Channel Re. All material transactions between MBIA and these entities have been eliminated in MBIA’s consolidated financial statements. During 2009 and 2008, premiums ceded to Channel Re totaled $42 million and $49 million, respectively, and ceding commissions received from Channel Re totaled $10 million and $11 million, respectively. As of December 31, 2009, cessions to Channel Re represented 77% of total par ceded or $33.4 billion. As of December 31, 2009, the reinsurance recoverable from Channel Re was $27 million and the derivative assets related to credit derivatives ceded to Channel Re was $700 million. In 2008, cessions to Channel Re represented 6.99% of total par ceded or $1.1 billion. As of December 31, 2008, the reinsurance recoverable from Channel Re was $16 million and the derivative assets related to credit derivatives ceded to Channel Re was $682 million. Refer to “Note 17: Reinsurance” for additional information regarding MBIA Corp.’s equity investment in Channel Re and reinsurance agreements between MBIA Corp. and Channel Re.

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

The Company had no loans outstanding to any executive officers or directors during 2009 and 2009.

Note 24: Commitments and Contingencies

Corporate Litigation

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24: Commitments and Contingencies (continued)

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

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that plaintiffs’ claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. On November 12, 2008, the United States Court of Appeals for the Second Circuit affirmed the Court’s dismissal on statute of limitations grounds, but remanded the case to allow the plaintiffs to file an amended complaint. The Second Consolidated Amended Class Action Complaint was filed on February 18, 2009. The defendants filed their renewed motion to dismiss on April 17, 2009, and on September 24, 2009, the Court granted that motion and dismissed plaintiffs’ complaint with prejudice. On November 2, 2009, the plaintiffs filed a Notice of Appeal signaling their intent to file an appeal of the dismissal order with the United States Court of Appeals for the Second Circuit. Plaintiffs’ brief is due March 12, 2010.

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re MBIA Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff, the Teachers’ Retirement System of Oklahoma, seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. Defendants’ motion to dismiss is fully briefed. Oral argument has been scheduled for March 5, 2010.

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant, entitled Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515, (the “Detroit Complaint”), was filed in the United States District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Consolidated Class Action, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The Detroit Complaint purports to relate to a so-called “Relevant Time Period” from February 9, 2006, through the time of filing of the complaint. A Special Litigation Committee of two independent directors of MBIA Inc. (the “SLC”) has determined after a good faith and thorough investigation that pursuit of the allegations set out in the Detroit Complaint is not in the best interests of MBIA and its shareholders. On January 23, 2009, the SLC served a motion to dismiss the Detroit Complaint. In November 2009, District Court Judge Kenneth M. Karas referred the case to Magistrate Judge George A. Yanthis for pretrial purposes.

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

On July 23, 2008, the City of Los Angeles filed two complaints in the Superior Court of the State of California, County of Los Angeles, against the Company and others. The first complaint, against the Company, AMBAC Financial Group, Inc., XL Capital Assurance Inc., ACA Financial Guaranty Corp., Financial Guaranty Insurance

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24: Commitments and Contingencies (continued)

Company, and CIFG Assurance North America, Inc., alleged (i) participation in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance and (ii) participation in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and a failure to adequately disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence and negligent misrepresentation. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, San Francisco County, by the City of Stockton, the City of Oakland, the City and County of San Francisco, the County of San Mateo, the County of Alameda, the City of Los Angeles Department of Water and Power, by the Sacramento Municipal Utility District, and the City of Sacramento between July 23, 2008 and January 6, 2009. These cases are now part of a coordinated proceeding referred to as Ambac Bond Insurance Cases. On April 8, 2009, The Olympic Club filed a complaint against the Company in the Superior Court of the State of California, County of San Francisco, making similar allegations of participation in risky financial transactions in other lines of business that allegedly damaged the Company’s financial condition, and of a failure to adequately disclose the impact of those transactions on the Company’s financial condition. These allegations form the predicate for the same initial five common law causes of action as those in the Ambac Bond Insurance Cases, as well as a California unfair competition cause of action. The Olympic Club does not include an antitrust or unjust enrichment cause of action. The Olympic Club case is being coordinated with the Ambac Bond Insurance Cases in San Francisco Superior Court . On August 31, 2009, the aforementioned plaintiffs, excluding the City of Sacramento and the Olympic Club, filed amended complaints identifying specific variable rate bond transactions with respect to the existing contract, fraud and negligence claims, and adding claims for unjust enrichment with respect to insured bonds issued by the plaintiffs during an unspecified period of time. A similar complaint alleging the same causes of action was filed by the City of Riverside. On the same day, the County of Contra Costa and Los Angeles World Airports filed new complaints and the City of Sacramento filed an amended complaint alleging the antitrust violation and unjust enrichment causes of action only. MBIA’s demurrers and other responsive pleadings were filed on November 13, 2009 and plaintiff’s opposition papers were filed on January 8, 2010. MBIA’s reply papers were filed on February 5, 2010. Oral argument is scheduled for March 1, 2010.

The City of Los Angeles’s second complaint named as defendants certain other financial institutions as well as bond insurers, including the Company, AMBAC Financial Group, Inc., Financial Security Assurance, Inc., Financial Guaranty Insurance Company and Security Capital Assurance Inc., and alleged fraud and violations of California’s antitrust laws through bid-rigging in the sale of municipal derivatives to municipal bond issuers. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, Los Angeles County, by the County of San Diego on August 28, 2008, and in Superior Court, San Francisco County, by the City of Stockton on July 23, 2008, by the County of San Mateo on October 7, 2008, and by the County of Contra Costa on October 8, 2008. The City of Los Angeles and City of Stockton actions were removed to federal court and transferred by order dated November 26, 2008, to the Southern District of New York for inclusion in the multidistrict litigation In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950; the San Diego County, San Mateo County, and Contra Costa County actions were removed to federal court and transferred to the Southern District of New York for inclusion in that proceeding by order dated February 4, 2009. All five plaintiffs filed amended complaints on September 15, 2009 alleging violations of both federal and California state antitrust laws. On December 10, 2009, four additional complaints were filed against MBIA and the other defendants by the Los Angeles World Airports, the Redevelopment Agency of the City of Stockton and the Public Financing Authority of the City of Stockton (filed jointly), the County of Tulare and the Sacramento Suburban Water District. On February 8, 2010, MBIA and the other defendants filed their motions to dismiss.

The Company has received subpoenas or informal inquiries from a variety of regulators, including the SEC, the Securities Division of the Secretary of the Commonwealth of Massachusetts, the Attorney General of the State of

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24: Commitments and Contingencies (continued)

California, and other states’ regulatory authorities, regarding a variety of subjects, including soft capital instruments, disclosures made by the Company to underwriters and issuers of certain bonds, disclosures regarding the Company’s structured finance exposure, trading and valuation of managed collateral, the Company’s communications with rating agencies, and the methodologies used by rating agencies for determining the credit rating of municipal debt. The Company is cooperating fully with each of these regulators and is in the process of satisfying all such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

Recovery Litigation

On September 30, 2008, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleged that Countrywide fraudulently induced MBIA to provide financial guarantee insurance on securitizations of home equity lines of credit and closed end second liens by misrepresenting the true risk profile of the underlying collateral and Countrywide’s adherence to its strict underwriting standards and guidelines. The complaint also alleged that Countrywide breached its representations and warranties and its contractual obligations, including its obligation to cure or repurchase ineligible loans as well as its obligation to service the loans in accordance with industry standards. In an order dated July 8, 2009, the New York State Supreme Court denied Countrywide’s motion to dismiss in part, allowing the fraud cause of action to proceed against all three Countrywide defendants and the contract causes of action to proceed against Countrywide Home Loans, Inc. All parties have filed Notices of Appeal and defendants filed their answer to the complaint on August 3, 2009. On August 24, 2009, MBIA Corp. filed an amended complaint, adding Bank of America as a defendant, identifying an additional five securitizations and supplementing the facts in support of our re-asserted negligent misrepresentation claim to address the points made by Justice Ellen Bransten in her decision granting the motion to dismiss that claim. On October 9, 2009, defendants filed a renewed motion to dismiss, which was fully briefed and argued on December 9, 2009. The court has yet to issue a formal ruling. Justice Bransten granted MBIA’s motion to compel discovery from Bank of America.

On July 10, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against Bank of America Corporation, Countrywide Financial Corporation, Countrywide Home Loans, Inc, Countrywide Securities Corporation, Angelo Mozilo, David Sambol, Eric Sieracki, Ranjit Kripalani, Jennifer Sandefur, Stanford Kurland, Greenwich Capital Markets, Inc., HSBC Securities (USA) Inc., UBS Securities, LLC, and various Countrywide-affiliated Trusts. The complaint alleges that Countrywide made numerous misrepresentations and omissions of material fact in connection with its sale of certain RMBS, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA as the insurer of the income streams on these securities. On November 3, 2009, MBIA Corp. filed an amended complaint. On December 4, 2009, the defendants filed demurrers, motions to stay the proceeding, and motions to strike MBIA’s jury trial demand. On January 29, 2010, MBIA filed its opposition papers to the defendants’ demurrer and related motions. On January 20, 2010, Judge Elias, who is presiding over the Luther v. Countrywide Home Loans Servicing, LP et al. case, issued a ruling that both MBIA’s state court action against Bank of America et al. and the New Mexico Investment Counsel v. Kurland case are related to Luther. Judge Elias designated Luther as the lead case and assigned all three cases to herself.

On October 15, 2008, MBIA Corp. commenced an action in the United States District Court for the Southern District of New York against Residential Funding Company, LLC (“RFC”). On December 5, 2008, a notice of voluntary dismissal without prejudice was filed in the Southern District of New York and the complaint was re-filed in the Supreme Court of the State of New York, New York County. The complaint alleges that RFC fraudulently induced MBIA Corp. to provide financial guarantee policies with respect to five RFC closed-end home equity second-lien and HELOC securitizations, and that RFC breached its contractual representations and warranties, as well as its obligation to repurchase ineligible loans, among other claims. On December 23, 2009, Justice Fried denied in part RFC’s motion to dismiss MBIA’s complaint with respect to MBIA’s fraud claims.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24: Commitments and Contingencies (continued)

On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc (“Credit Suisse”). The complaint seeks damages for fraud and breach of contractual obligations in connection with the procurement of financial guarantee insurance on the Home Equity Mortgage Trust Series 2007-2 securitization. The complaint alleges, among other claims, that Credit Suisse falsely represented (i) the attributes of the securitized loans; (ii) that the loans complied with the governing underwriting guidelines; and (iii) that Credit Suisse had conducted extensive due diligence on the securitized loans to ensure compliance with the underwriting guidelines. The complaint further alleges that the defendants breached their contractual obligations to cure or repurchase loans found to be in breach of the representations and warranties applicable thereto and denied MBIA the requisite access to all records and documents regarding the securitized loans. Defendants’ filed their motion to dismiss on February 5, 2010.

In its determination of expected ultimate insurance losses on financial guarantee contracts, the Company has considered the probability of potential recoveries arising out of the contractual obligation by the sellers/servicers to repurchase or replace ineligible mortgage loans in certain second-lien mortgage securitizations, which include potential recoveries that may be affected by the legal actions against Countrywide, RFC and Credit Suisse. However, there can be no assurance that the Company will prevail in either the Countrywide, RFC or Credit Suisse actions.

On April 30, 2009, MBIA Corp. and LaCrosse Financial Products commenced an action in the New York State Supreme Court, New York County, against Merrill Lynch, Pierce, Fenner and Smith, Inc. and Merrill Lynch International. The complaint (amended on May 15, 2009) seeks damages in an as yet indeterminate amount believed to be in excess of several hundred million dollars arising from alleged misrepresentations and breaches of contract in connection with eleven CDS contracts pursuant to which MBIA wrote protection in favor of Merrill and other parties on a total of $5.7 billion in CDOs arranged and marketed by Merrill. The complaint also seeks rescission of the CDS contracts. Oral argument on Merrill’s motion to dismiss was held on November 17, 2009. Justice Fried has ordered that discovery move forward pending a ruling on the motion to dismiss.

On January 21, 2010, MBIA Corp. and LaCrosse Financial Products commenced an action in New York State Supreme Court, Westchester County, against Royal Bank of Canada and RBC Capital Markets Corporation (“RBC”) relating to three CDSs and related insurance policies referencing Logan CDO I, Ltd., Logan CDO II, Ltd. and Logan CDO III, Ltd. (the “Logan CDOs”). The complaint alleges RBC fraudulently or negligently induced MBIA to insure the Logan CDOs, claims for breach of contract and promissory estoppel, and challenges RBC’s failure to issue credit event and related notifications in accordance with contractual obligations for the Logan CDOs.

On October 14, 2008, June 17, 2009 and August 25, 2009, MBIA Corp. submitted proofs of claim to the FDIC with respect to the resolution of IndyMac Bank, F.S.B. for both pre- and post-receivership amounts owed to MBIA as a result of IndyMac’s contractual breaches and fraud in connection with financial guarantee insurance issued by MBIA on securitizations of home equity lines of credit. The proofs of claim were subsequently denied by the FDIC. MBIA has appealed the FDIC’s denial of its proofs of claim via a complaint, filed on May 29, 2009, against IndyMac Bank, F.S.B. and the FDIC, as receiver, in the United States District Court for the District of Columbia and alleges that IndyMac fraudulently induced MBIA to provide financial guarantee insurance on securitizations of home equity lines of credit by breaching contractual representations and warranties as well as negligently and fraudulently misrepresenting the nature of the loans in the securitization pools and IndyMac’s adherence to its strict underwriting standards and guidelines. The FDIC moved to dismiss MBIA’s non-contract based claims on September 2, 2009. On October 9, 2009, MBIA filed its response brief. The FDIC’s response is due November 9, 2009. On January 5, 2010, the court signed a Stipulation between MBIA and the FDIC whereby the FDIC agreed to withdraw its pending motion to dismiss without prejudice and MBIA may file an amended complaint. On February 8, 2010, MBIA filed its amended complaint against the FDIC both in its corporate capacity and as

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24: Commitments and Contingencies (continued)

conservator/receiver of IndyMac Federal Bank, F.S.B. for breach of its contractual obligations as servicer and seller for the IndyMac transactions at issue and for unlawful disposition of IndyMac Federal Bank, F.S.B.’s assets in connection with the FDIC’s resolution of IndyMac Bank, F.S.B.

On September 22, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against IndyMac ABS, Inc., Home Equity Mortgage Loan Asset-Backed Trust, Series 2006-H4, Home Equity Mortgage Loans Asset-Backed Trust, Series INDS 2007-I, Home Equity Mortgage Loan Asset-Backed Trust, Series INDS 2007-2, Credit Suisse Securities (USA), L.L.C., UBS Securities, LLC, JPMorgan Chase & Co., Michael Perry, Scott Keys, Jill Jacobson, and Kevin Callan. The Complaint alleges that IndyMac Bank made numerous misrepresentations and omissions of material fact in connection with its sale of certain RMBS, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA as the insurer of the income streams on these securities. On October 19, 2009, MBIA dismissed IndyMac ABS, Inc. from the action without prejudice. On October 23, 2009, defendants removed the case to the United States District Court for the Central District of California. On November 30, 2009, the Indy Mac trusts were consensually dismissed from the litigation. On December 23, 2009, federal District Court Judge S. James Otero of the Central District of California granted MBIA’s motion to remand the case to Los Angeles Superior Court. On February 18, 2010, the case was assigned to Judge Jane Johnson.

On February 2, 2010, MBIA Corp. and LaCrosse Financial Products, LLC brought an action in the High Court of Justice, Chancery Division, in London, relating to an MBIA Corp.-insured credit derivative transaction seeking an adjudication that the agreement was effectively and properly terminated by MBIA Corp. Royal Bank of Scotland is challenging the termination and its response to the claim is due on March 4, 2010.

On December 9, 2009, MBIA Corp. and LaCrosse Financial Products commenced an action in United States District Court for the Southern District of New York against Cooperative Centrale Raiffeisen Boerenleenbank B.A. (“Rabobank”), The Bank of New York Mellon Trust Company, N.A., as Trustee (“Bank of New York Mellon”), and Paragon CDO Ltd. MBIA, as controlling class under the relevant Indenture, commenced the action seeking declaratory relief and damages for breach of contract and negligence relating to the improper sale of certain reference obligations in the Paragon CDO portfolio pool. On January 15, 2010, Rabobank and The Bank of New York Mellon filed their answers. On February 16, 2010, Paragon CDO Ltd. was dismissed from the case with prejudice.

Transformation Litigation

On March 11, 2009, a complaint was filed in the United States District Court of the Southern District of New York against the Company and its subsidiaries, MBIA Corp. and National, entitled Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (S.D.N.Y.). The lead plaintiffs, Aurelius Capital Master, Ltd., Aurelius Capital Partners, LP, Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P., and Fir Tree Mortgage Opportunity Master Fund, L.P., purport to be acting as representatives for a class consisting of all holders of securities, instruments, or other obligations for which MBIA Corp., before February 18, 2009, issued financial guarantee insurance other than United States municipal/governmental bond securities. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances under §§ 273, 274 and 276 of New York Debtor and Creditor Law and a breach of the implied covenant of good faith and fair dealing under New York common law. The Complaint seeks, inter alia, (a) a declaration that the alleged fraudulent conveyances are null and void and set aside, (b) a declaration that National is responsible for the insurance polices issued by MBIA Insurance Corporation up to February 17, 2009, and (c) an award of damages in an unspecified amount together with costs, expenses and attorneys’ fees in connection with the action. Defendants’ motion to dismiss the complaint is fully briefed. Oral argument was scheduled for November 17, 2009. On February 11, 2010, Judge Sullivan entered an order denying MBIA’s motion to dismiss.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24: Commitments and Contingencies (continued)

On April 6, 2009, a complaint was filed in the Court of Chancery for the State of Delaware entitled Third Avenue Trust and Third Avenue Variable Series Trust v. MBIA Insurance Corp. and MBIA Insurance Corp. of Illinois, CA 4486-UCL. Plaintiffs allege that they are holders of approximately $400 million of surplus notes issued by MBIA Corp. (for purposes of this section, the “Notes”) in January 2008. The complaint alleges (Count I) that certain of the Transactions breached the terms of the Notes and the Fiscal Agency Agreement dated January 16, 2008 pursuant to which the Notes were issued. The complaint also alleges that certain transfers under the Transactions were fraudulent in that they allegedly left MBIA Corp. with “unreasonably small capital” (Count II), “insolvent” (Count III), and were made with an “actual intent to defraud” (Count IV). The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions (b) declaring that the Transactions constituted a fraudulent conveyance, and (c) damages in an unspecified amount. On October 28, 2009, Vice Chancellor Strine entered an order dismissing the case without prejudice. On December 21, 2009, plaintiffs re-commenced the action in New York State Supreme Court, and it has been assigned to Justice James A. Yates.

On May 13, 2009, a complaint was filed in the New York State Supreme Court against the Company and its subsidiaries, MBIA Corp. and National, entitled ABN AMRO Bank N.V. et al. v. MBIA Inc. et al. The plaintiffs, a group of 19 domestic and international financial institutions, purport to be acting as holders of insurance policies issued by MBIA Corp. directly or indirectly guaranteeing the repayment of structured finance products. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances and a breach of the implied covenant of good faith and fair dealing under New York law. The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions, (b) declaring that the Transactions constituted a fraudulent conveyance, (c) declaring that MBIA Inc. and National are jointly and severally liable for the insurance policies issued by MBIA Corp., and (d) ordering damages in an unspecified amount. On February 17, 2010, Justice Yates denied defendants’ motion to dismiss. On February 25, 2010, the Company filed its Notice of Appeal of the denial to the Appellate Division of the New York State Supreme Court.

On June 15, 2009, the same group of 19 domestic and international financial institutions who filed the above described plenary action in New York State Supreme Court filed a proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled ABN AMRO Bank N.V. et al. v. Eric Dinallo, in his capacity as Superintendent of the New York Insurance Department, the New York State Insurance Department, MBIA Inc. et al. In its motions to dismiss the three above-referenced plenary actions, the Company argued that an Article 78 proceeding is the exclusive forum in which a plaintiff may raise any challenge to the Transformation approved by the Superintendent of the Department of Insurance. The petition seeks a judgment (a) declaring void and to annul the approval letter of the Superintendent of the Department of Insurance, (b) to recover dividends paid in connection with the Transactions, (c) declaring that the approval letter does not extinguish plaintiffs’ direct claims against MBIA Inc. and its subsidiaries in the plenary action described above. MBIA and the New York State Insurance Department filed their answering papers to the Article 78 Petition on November 24, 2009 and argued that based on the record and facts, approval of Transformation and its constituent transactions was neither arbitrary nor capricious nor in violation of New York Insurance Law. Limited discovery is proceeding.

The Company is defending against the aforementioned actions in which it is a defendant and expects ultimately to prevail on the merits. There is no assurance, however, that the Company will prevail in these actions. Adverse rulings in these actions could have a material adverse effect on the Company’s ability to implement its strategy and on its business, results of operations and financial condition.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 25: Quarterly Financial Information (unaudited)

A summary of selected quarterly statement of operations information follows. Certain amounts have been reclassified to conform to the current presentation.

	2009
In millions except per share amounts	First	Second	Third	Fourth	Full Year (1)
Premiums earned	$229	$178	$181	$158	$746
Net investment income	189	179	157	131	655
Realized gain (losses) and other settlements on insured derivatives	32	32	(30)	(200)	(166)
Unrealized gains (losses) on insured derivatives	1,609	424	(810)	428	1,650

Net change in fair value of insured derivatives	1,641	456	(840)	228	1,484
Net gain (losses) on financial instruments at fair value and foreign exchange	37	124	(87)	92	167
Net realized gains (losses)	34	30	(78)	(33)	(46)
Investment losses related to other-than-temporary impairments	(231)	(357)	(199)	(19)	(805)
Other-than-temporary impairments recognized in accumulated other comprehensive loss	—	244	106	(11)	338

Net investment losses related to other-than-temporary impairments	(231)	(113)	(93)	(30)	(467)
Net gains on extinguishment of debt	10	116	127	16	269
Total Revenues	1,929	992	(620)	653	2,954
Losses and LAE incurred	694	(729)	239	661	864
Interest Expense	137	112	110	115	475
Total Expenses	944	(511)	446	858	1,737
Income (loss) before income taxes	985	1,503	(1,066)	(205)	1,217
Net income (loss)	701	898	(725)	(240)	634
Net income (loss) available to common shareholders	$697	$895	$(728)	$(242)	$623
Net income (loss) per common share:
Basic	$3.34	$4.30	$(3.50)	$(1.16)	$2.99
Diluted	$3.34	$4.30	$(3.50)	$(1.16)	$2.99

(1)—May not cross-foot due to rounding.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 25: Quarterly Financial Information (unaudited) (continued)

	2008
In millions except per share amounts	First	Second	Third	Fourth	Full Year (1)
Premiums earned	$155	$233	$235	$227	$850
Net investment income	515	417	354	264	1,551
Realized gain (losses) and other settlements on insured derivatives	34	34	34	(500)	(397)
Unrealized gains (losses) on insured derivatives	(3,577)	3,325	105	(1,675)	(1,823)

Net change in fair value of insured derivatives	(3,543)	3,359	139	(2,175)	(2,220)
Net gain (losses) on financial instruments at fair value and foreign exchange	77	87	(234)	332	261
Net realized gains (losses)	57	(383)	(292)	(174)	(793)
Investment losses related to other-than-temporary impairments	(224)	(436)	(134)	(165)	(959)
Other-than-temporary impairments recognized in accumulated other comprehensive loss	—	—	—	—	—

Net investment losses related to other-than-temporary impairments	(224)	(436)	(134)	(165)	(959)
Net gains on extinguishment of debt	14	66	240	91	410
Total Revenues	(2,943)	3,355	320	(1,589)	(857)
Losses and LAE incurred	288	22	983	26	1,318
Interest Expense	391	308	264	209	1,172
Total Expenses	757	420	1,366	328	2,871
Income (loss) before income taxes	(3,700)	2,935	(1,047)	(1,916)	(3,728)
Net income (loss)	(2,407)	1,700	(806)	(1,160)	(2,673)
Net income (loss) per common share:
Basic	$(12.92)	$7.14	$(3.42)	$(5.21)	$(12.11)
Diluted	$(12.92)	$7.14	$(3.42)	$(5.21)	$(12.11)

(1)—May not cross-foot due to rounding.

Note 26: Subsequent Events

Refer to “Note 24, Commitments and Contingencies” for information about legal proceedings that commenced after December 31, 2009.

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

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2009.

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

As of December 31, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 was effective.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors will be set forth under “Election of Directors” and “The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed on or before March 31, 2010, which is incorporated by reference.

Information regarding executive officers is set forth under Part I, Item 1, “Business—Executive Officers,” included in this annual report.

Information regarding Section 16(a) beneficial ownership reporting compliance will be set forth in the section “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed on or before March 31, 2010, which is incorporated by reference.

Information regarding the Company’s Audit Committee will be set forth under “The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed on or before March 31, 2010, which is incorporated by reference.

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

Item 11. Executive Compensation

Information regarding compensation of the Company’s executive officers will be set forth in the “Board of Directors and its Committees,” the “Report of the Compensation and Organization Committee on Executive Compensation,” the “Compensation Discussion and Analysis” and the five compensation tables in the Company’s Proxy Statement to be filed on or before March 31, 2010, which is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” and “Outstanding Equity Awards” in the Company’s Proxy Statement to be filed on or before March 31, 2010, which is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be set forth under the sections “Certain Relationships and Related Transactions” and “The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed on or before March  31, 2010, which is incorporated by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be set forth under “Report of the Audit Committee—Principal Accounting Fees and Services” in the Company’s Proxy Statement to be filed on or before March 31, 2010, which is incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules and Exhibits.

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2009 and 2008

Consolidated statements of operations for the years ended December 31, 2009; 2008; and 2007.

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2009; 2008; and 2007.

Consolidated statements of cash flows for the years ended December 31, 2009; 2008; and 2007.

Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this report.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2009.
II.	Condensed financial information of Registrant for December 31, 2009; 2008; and 2007.
IV.	Reinsurance for the years ended December 31, 2009; 2008; and 2007.

The report of the Registrant’s Independent Registered Public Accounting Firm with respect to the above listed financial statement schedules is included within the report listed under Item 15.1 above.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

An exhibit index immediately preceding the Exhibits indicates the page number where each exhibit filed as part of this report can be found.

3. Articles of Incorporation and By-Laws.

3.1. Amended and Restated Certificate of Incorporation, dated May 5, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005 (Comm. File 1-9583).

3.2. By-Laws as Amended as of July 14, 2009, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 16, 2009.

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

10.02. Amended and Restated Investment Agreement, dated February 6, 2008, between MBIA Inc. and Warburg Pincus Private Equity X, L.P., incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2008.

10.03. Reinsurance Agreement, dated as of September 30, 2008, between Financial Guaranty Insurance Company and MBIA Insurance Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.

Executive Compensation Plans and Arrangements

The following Exhibits identify all existing executive compensation plans and arrangements:

10.04. MBIA Inc. 2000 Stock Option Plan, effective May 11, 2000, incorporated by reference to Exhibit 10.20 to the 2000 10-K.

10.05. Amended and Restated Deferred Compensation and Stock Ownership Plan for Non-Employee Directors, effective as of March 21, 2002, incorporated by reference to the MBIA Inc. Form S-8 filed on March 14, 2002 (Reg. No. 333-84300).

10.06. Form of Restricted Stock Agreement for Directors, incorporated by reference to Exhibit 10.62 to the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 10-K”).

10.07. Form of Restricted Stock Agreement for Executive Officers, incorporated by reference to Exhibit 10.63 to the 2003 10-K.

10.08. Form of Stock Option Agreement for Chief Executive Officer and President, incorporated by reference to Exhibit 10.64 to the 2003 10-K.

10.09. Form of Stock Option Agreement for Executive Officers, incorporated by reference to Exhibit 10.65 to the 2003 10-K.

10.10. MBIA Inc. Annual Incentive Plan, effective January 1, 2006, incorporated by reference to Appendix C to the Company’s Proxy Statement filed on March 30, 2005.

10.11. MBIA Inc. 2005 Omnibus Incentive Plan, effective May 5, 2005, incorporated by reference to Appendix D to the Company’s Proxy Statement filed on March 30, 2005, as amended by Amendment No. 1, effective as of November 8, 2006, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

10.12. Letter Agreement by and between C. Edward Chaplin and MBIA Inc., dated May 19, 2006, incorporated by reference to Exhibit 10.0 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006.

+10.13. Key Employee Employment Protection Plan, amended as of February 27, 2007, incorporated by reference to Exhibit 10.80 to the 2007 10-K, as further amended by Amendment No. 2, effective February 22, 2010.

10.14. Form of Key Employee Employment Protection Agreement, amended as of February 27, 2007, incorporated by reference to Exhibit 10.81 to the 2007 10-K.

10.15. Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.86 to the 2007 10-K.

10.16. MBIA Inc. 2005 Non-Employee Director Deferred Compensation Plan, effective as of November 8, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on August 8, 2008 (Reg. No. 333-152894).

10.17. Restricted Stock Award Agreement dated as of February 18, 2008 by and between MBIA Inc. and Joseph W. Brown, incorporated by reference to Appendix E to the Company’s Proxy Statement filed on March 28, 2008.

10.18. Form of MBIA Inc. 2005 Omnibus Incentive Plan Nonqualified Stock Option Agreement, effective as of May 5, 2005, incorporated by reference to Exhibit 10.30 to the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 10-K”).

10.19. Amended and Restated MBIA Inc. Deferred Compensation and Excess Benefit Plan, effective as of September 9, 2008, incorporated by reference to Exhibit 10.30 to the 2008 10-K.

10.20. Employment Agreement between MBIA Inc. and Mitchell Sonkin dated August 4, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2009.

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

+99.2. Additional Exhibits—National Public Finance Guarantee Corporation GAAP Financial Statements.

+99.3. Additional Exhibits—MBIA Insurance Corporation and Subsidiaries GAAP Financial Statements.

+	Filed Herewith
*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBIA Inc. (Registrant)

Dated: March 1, 2010	By	/s/ Joseph W. Brown
	Name:	Joseph W. Brown
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Brown Joseph W. Brown	Director and Chief Executive Officer	March 1, 2010

/s/ C. Edward Chaplin C. Edward Chaplin	President, Chief Financial Officer and Chief Administrative Officer	March 1, 2010

/s/ Douglas C. Hamilton Douglas C. Hamilton	Assistant Vice President and Controller (chief accounting officer)	March 1, 2010

/s/ Daniel P. Kearney Daniel P. Kearney	Non-Executive Chairman and Director	March 1, 2010

/s/ David A. Coulter David A. Coulter	Director	March 1, 2010

/s/ Claire L. Gaudiani Claire L. Gaudiani	Director	March 1, 2010

/s/ Kewsong Lee Kewsong Lee	Director	March 1, 2010

/s/ Laurence H. Meyer Laurence H. Meyer	Director	March 1, 2010

/s/ Charles R. Rinehart Charles R. Rinehart	Director	March 1, 2010

/s/ Theodore Shasta Theodore Shasta	Director	March 1, 2010

/s/ Richard C. Vaughan Richard C. Vaughan	Director	March 1, 2010

SCHEDULE I

MBIA INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2009

(In thousands)

Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet
Fixed-maturity:

Available-for-sale

U.S. Treasury and government agency	$376,255	$372,304	$372,304
Foreign governments	438,218	459,145	459,145
Corporate obligations	2,240,274	2,028,770	2,028,770
Mortgage-backed securities:
Residential mortgage-backed agency	1,585,746	1,622,962	1,622,962
Residential mortgage-backed non-agency	1,252,980	811,265	811,265
Commercial mortgage-backed	92,921	83,958	83,958
Asset-backed securities:
Collateralized debt obligations	820,850	409,902	409,902
Other asset-backed	1,437,755	1,220,278	1,220,278
State and municipal bonds
Tax-exempt bonds	2,727,150	2,713,934	2,713,934
Taxable bonds	736,332	681,518	681,518

Sub-total available-for-sale	11,708,481	10,404,036	10,404,036
Short term available-for-sale	2,696,724	2,688,208	2,688,208

Total available-for-sale	14,405,205	13,092,244	13,092,244
Trading	120,457	128,112	128,112

Held-to-maturity

Corporate obligations	1,100,000	1,046,167	1,100,000
Mortgage-backed securities:
Residential mortgage-backed non-agency	66,984	66,984	66,984
Asset-backed securities:
Collateralized debt obligations	11,795	11,687	11,795
Other asset-backed	1,598,246	1,317,165	1,598,246

Sub-total held-to-maturity	2,777,025	2,442,003	2,777,025
Short term held-to-maturity	354,740	358,397	354,740

Total held-to-maturity	3,131,765	2,800,400	3,131,765

Total fixed maturity	17,657,427	16,020,756	16,352,121

Other Investments	307,092	255,491	255,491

Total investments	$17,964,519	$16,276,247	$16,607,612

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2009	December 31, 2008
ASSETS
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $3,979,276 and $5,656,969)	$2,993,552	$3,864,862
Investments pledged as collateral, at fair value (amortized cost $587,648 and $1,101,929)	557,245	845,887
Short-term investments held as available-for-sale, at fair value
(amortized cost $1,355,085 and $3,084,987)	1,339,487	3,058,012
Other investments	255,158	174,177

Total investments	5,145,442	7,942,938
Cash and cash equivalents	148,644	1,122,884
Investment in wholly-owned subsidiaries	4,440,858	3,444,159
Intercompany loan receivable	291,095	399,877
Current income tax	211,493	—
Deferred income taxes, net	222,496	1,000,237
Accrued investment income	25,308	70,948
Receivable for investments sold	37,961	66,421
Derivative assets	98,263	159,268
Other assets	798,467	719,986

Total assets	$11,420,027	$14,926,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Investment agreements	$2,681,666	$4,659,688
Securities sold under agreements to repurchase	2,117,289	2,813,442
Short-term debt	18,112	—
Long-term debt	1,001,783	1,097,981
Intercompany loan payable	2,211,378	4,036,952
Current income tax	—	141,937
Payable for investments purchased	—	202
Dividends payable	—	—
Derivative liabilities	11,205	226,917
Other liabilities	793,642	955,179

Total liabilities	8,835,075	13,932,298

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding shares—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—274,826,872 and 273,199,801	274,827	273,200
Additional paid-in capital	3,057,733	3,050,506
Retained earnings	2,388,136	1,629,187
Accumulated other comprehensive income, net of deferred income tax of $451,112 and $946,759	(940,871)	(1,775,954)
Treasury stock, at cost—70,159,024 and 65,278,904 shares	(2,194,873)	(2,182,519)

Total shareholders’ equity	2,584,952	994,420

Total liabilities and shareholders’ equity	$11,420,027	$14,926,718

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Operating income	$216,231	$340,792	$108,021
Net investment income	11,444	28,411	16,962
Net gains (losses) on financial instruments at fair value and foreign exchange	117,160	72,452	275,255
Net realized gains (losses)	(10,634)	(754,772)	(1,949)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(524,477)	(949,973)	(20,020)
Other-than-temparary impairments recognized in accumulated other comprehensive income	172,827	—	—

Net investment losses related to other-than-temporary impairments	(351,650)	(949,973)	(20,020)
Net gains (losses) on extinguishment of debt	(66,136)	30,353	—
Insurance Recoveries	—	—	6,400

Total revenues	(83,585)	(1,232,737)	384,669

Expenses:
Interest expense	68,508	78,560	82,494
Operating expenses	30,473	39,167	34,705

Total expenses	98,981	117,727	117,199

Gain (loss) before income taxes and equity in earnings of subsidiaries	(182,566)	(1,350,464)	267,470
Income tax provision (benefit)	91,795	(72,966)	90,922

Gain (loss) before equity in earnings of subsidiaries	(274,361)	(1,277,498)	176,548
Equity in net income (loss) of subsidiaries	892,450	(1,395,195)	(2,098,496)

Net income (loss)	$618,089	$(2,672,693)	$(1,921,948)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$618,089	$(2,672,693)	$(1,921,948)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in earnings of subsidiaries	(892,450)	1,395,195	2,098,496
Dividends from subsidiaries	1,173,909	—	510,000
(Increase) decrease in intercompany accounts receivable	(137,929)	(48,367)	157,212
Amortization of bond discount (premium), net	(52,124)	(29,087)	(8,545)
Decrease (increase) in accrued investment income	45,303	268,767	(61,425)
(Decrease) increase in accrued interest payable	(40,858)	(250,086)	68,245
Decrease in penalties and disgorgement accrual	—	—	(75,000)
Net realized losses on sale of investments	10,634	754,952	1,949
Realized losses on other than temporarily impaired investments	351,650	949,793	20,020
Net gains on financial instruments at fair value and foreign exchange	(117,160)	(72,452)	(275,255)
Losses (gains) on extinguishment of debt	66,136	(30,353)	—
(Increase) decrease in current income taxes	(353,430)	141,937	(7,431)
Deferred income tax provision (benefit)	321,076	(239,019)	97,050
Share-based compensation	6,431	(30,618)	14,947
Other operating	(36,427)	49,114	179,770

Total adjustments to net income (loss)	344,761	2,859,776	2,720,033

Net cash provided (used) by operating activities	962,850	187,083	798,085

Cash flows from investing activities:
Purchase of fixed-maturity securities	(6,909,798)	(9,002,363)	(26,935,272)
Sale of fixed-maturity securities	8,658,320	21,842,053	22,783,219
Sale (purchase) of short-term investments, net	1,735,496	623,853	(1,493,795)
Sale (purchase) of other investments, net	181,530	211,747	(25)
Decrease (increase) in receivable for investments sold	28,234	45,869	(45,893)
Decrease in payable for investments purchased	(206)	(5,246)	(47,985)
Contributions to subsidiaries	(1,243,037)	(487,697)	(36,344)
Advances to subsidiaries, net	—	—	(39,841)
Other investing	—	—	2,367

Net cash provided (used) by investing activities	2,450,539	13,228,216	(5,813,569)

Cash flows from financing activities:
Proceeds from issuance of investment agreements and medium-term notes	140,553	1,802,617	4,931,605
Payments for withdrawals of investment agreements and medium-term notes	(1,967,730)	(13,030,408)	(1,488,479)
Securities sold under agreements to repurchase, net	(696,153)	1,645,166	995,152
Dividends paid	—	(42,640)	(172,753)
Gross proceeds from issuance of common stock	—	1,628,405	—
Capital issuance costs	—	(82,236)	(6,874)
Net retirement of debt	(50,179)	(96,931)	—
(Payments) proceeds for affiliate loans	(1,781,933)	(4,190,002)	1,391,065
Proceeds (payments) for derivative settlements	52,866	447,908	(9,313)
Purchase of treasury stock	(15,695)	(220,784)	(738,805)
Exercise of stock options	—	—	38,897
Restricted stock awards settlements	1,637	2,634	—
Excess tax (provision) benefit on share-based payment	—	(2,679)	7,260
Collateral posted under repurchase agreements	30,502	(30,502)	—
Collateral (to) from swap counterparty	(101,497)	(201,705)	110,586

Net cash (used) provided by financing activities	(4,387,629)	(12,371,157)	5,058,341

Net increase (decrease) in cash and cash equivalents	(974,240)	1,044,142	42,857
Cash and cash equivalents—beginning of year	1,122,884	78,742	35,885

Cash and cash equivalents—end of year	$148,644	$1,122,884	$78,742

Supplemental cash flow disclosures:
Income taxes (refunded) paid, net	$(24,686)	$22,702	$3,284
Interest paid:
Corporate debt	$70,404	$75,985	$78,224
Other borrowings	$352	$1,045	$1,695

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

3. Dividends from Subsidiaries

In 2009, MBIA Insurance Corporation declared and paid dividends of $1.2 billion to MBIA Inc., CapMAC Holdings Inc. declared and paid dividends of $5 million to MBIA Inc. and MBIA International Marketing Services, Pty. Limited declared and paid dividends of $1 million to MBIA Inc. During 2008 there were no dividends declared or paid to MBIA Inc. from its subsidiaries.

4. Obligations under Investment Agreement, Commercial Paper and Medium-Term Notes

The investment agreement business, as described in footnotes 2 and 11 to the consolidated financial statements of MBIA Inc. and subsidiaries is conducted by both the Registrant and its wholly owned subsidiary, MBIA Investment Management Corp.

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

Insurance Premiums Written	Direct Amount	Ceded to Other Value	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2009	$ (3,031)	$ (92,970)	$ (62,266)	$ 27,673	-225.0%

2008	$411,349	$ 21,570	$ 925,823	$1,315,602	70.4%

2007	$809,178	$ 75,012	$ 10,029	$ 744,195	1.3%

Securities and Exchange Commission

Washington, D.C. 20549

Exhibits

to

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

Commission File No. 1-9583

MBIA Inc.

Exhibit Index

10.13.	Key Employee Employment Protection Plan, amended as of February 27, 2007, incorporated by reference to Exhibit 10.80 to the 2007 10-K, as further amended by Amendment No. 2, effective February 22, 2010.

21.	List of Subsidiaries.

23.	Consent of PricewaterhouseCoopers LLP.

31.1.	Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 302.

31.2.	Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 302.

*32.1.	Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 906.

*32.2.	Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 906.

99.2.	Additional Exhibits—National Public Finance Guarantee Corporation GAAP Financial Statements.

99.3.	Additional Exhibits—MBIA Insurance Corporation and Subsidiaries GAAP Financial Statements.

*	Furnished Herewith