Form 10-Q
period 2010-03-31
MBIA INC
filed 2010-05-10
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

As of May 5, 2010, 205,022,199 shares of Common Stock, par value $1 per share, were outstanding.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except per share amounts)

	March 31, 2010	December 31, 2009
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $9,481,480 and $10,366,737) (includes hybrid financial instruments at fair value $31,155 and $30,690)	$ 8,750,412	$ 9,330,413
Investments pledged as collateral, at fair value (amortized cost $599,328 and $587,648)	582,055	557,245
Short-term investments held as available for sale, at fair value (amortized cost $2,614,979 and $2,696,724)	2,615,673	2,688,208
Other investments (includes investments at fair value of $266,765 and $252,608)	269,409	255,491

Total investments	12,217,549	12,831,357

Cash and cash equivalents	766,576	803,243
Accrued investment income	100,211	94,821
Premiums receivable	1,744,040	2,020,619
Deferred acquisition costs	431,887	469,550
Prepaid reinsurance premiums	292,146	357,773
Insurance loss recoverable	1,905,349	2,444,754
Reinsurance recoverable on paid and unpaid losses	60,332	61,996
Goodwill	31,371	31,371
Property and equipment, at cost (less accumulated depreciation of $138,159 and $139,076)	75,315	76,834
Receivable for investments sold	79,708	18,088
Derivative assets	775,866	865,708
Current income taxes	406,100	545,883
Deferred income taxes, net	1,611,554	716,615
Other assets	50,062	50,448
Assets of consolidated variable interest entities:
Cash	461,966	-
Investments held-to-maturity, at amortized cost (fair value $4,453,636 and $2,800,400)	4,755,101	3,131,765
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $754,096)	-	516,369
Fixed-maturity securities at fair value	5,545,816	128,112
Loans receivable at fair value	2,434,232	481,622
Loan repurchase commitments	714,686	-
Derivative assets	18,137	-
Other assets	54,869	53,844

Total assets	$ 34,532,873	$ 25,700,772

Liabilities and Equity
Liabilities:
Unearned premium revenue	$ 4,576,418	$ 4,955,256
Loss and loss adjustment expense reserves	1,243,580	1,580,021
Reinsurance premiums payable	194,319	239,154
Investment agreements	2,535,543	2,725,958
Medium-term notes (includes financial instruments carried at fair value $117,079 and $109,768)	2,171,885	2,285,047
Securities sold under agreements to repurchase	502,001	501,871
Short-term debt	114,884	18,112
Long-term debt	1,939,189	2,223,536
Deferred fee revenue	10,643	11,061
Payable for investments purchased	90,075	15,780
Derivative liabilities	6,636,269	4,593,760
Other liabilities	258,158	304,066
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value $7,275,765 and $0)	11,447,235	3,179,712
Long-term debt	431,403	433,132
Derivative liabilities	985,679	9,104
Other liabilities	26,709	18,326

Total liabilities	33,163,990	23,093,896

Commitments and contingencies (See Note 14)

Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding--none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares -- 275,079,354 and 274,826,872	275,079	274,827
Additional paid-in capital	3,059,231	3,057,733
Retained earnings	590,801	2,393,282
Accumulated other comprehensive loss, net of deferred tax of $283,262 and $451,112	(376,077)	(940,871)
Treasury stock, at cost -- 70,153,452 and 70,159,024 shares	(2,194,470)	(2,194,873)

Total shareholders’ equity of MBIA Inc.	1,354,564	2,590,098
Preferred stock of subsidiary	14,319	16,778

Total equity	1,368,883	2,606,876

Total liabilities and equity	$ 34,532,873	$ 25,700,772

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Premiums earned:
Scheduled premiums earned	$132,302	$194,975
Refunding premiums earned	24,515	33,694

Premiums earned (net of ceded premiums of $8,967 and $35,901)	156,817	228,669
Net investment income	121,924	158,594
Fees and reimbursements	121,979	19,221
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(34,130)	31,782
Unrealized gains (losses) on insured derivatives	(2,211,425)	1,609,164

Net change in fair value of insured derivatives	(2,245,555)	1,640,946
Net gains (losses) on financial instruments at fair value and foreign exchange	(45,200)	45,915
Net realized gains (losses)	(461)	34,189
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(165,410)	(195,845)
Other-than-temporary impairments recognized in accumulated other comprehensive loss	135,678	-

Net investment losses related to other-than-temporary impairments	(29,732)	(195,845)
Net gains (losses) on extinguishment of debt	(2)	10,098
Revenues of consolidated variable interest entities:
Net investment income	15,170	30,308
Net gains (losses) on financial instruments at fair value and foreign exchange	122,935	(8,536)
Net realized gains (losses)	(74,244)	-
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(34,144)
Other-than-temporary impairments recognized in accumulated other comprehensive loss	-	-

Net investment losses related to other-than-temporary impairments	-	(34,144)

Total revenues	(1,856,369)	1,929,415

Expenses:
Losses and loss adjustment	214,399	693,725
Amortization of deferred acquisition costs	22,748	20,700
Operating	62,019	91,228
Interest	84,326	109,895
Expenses of consolidated variable interest entities:
Operating	5,902	1,312
Interest	13,663	27,384

Total expenses	403,057	944,244

Income (loss) before income taxes	(2,259,426)	985,171

Provision (benefit) for income taxes	(779,190)	284,523

Net income (loss)	(1,480,236)	700,648

Preferred stock dividends of subsidiary	-	3,942

Net income (loss) available to common stockholders	$(1,480,236)	$696,706

Net income (loss) per common share:
Basic	$(7.22)	$3.34
Diluted	$(7.22)	$3.34

Weighted-average number of common shares outstanding:
Basic	204,938,455	208,504,957
Diluted	204,938,455	208,504,957

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Three Months Ended March 31, 2010

(In thousands)

			Additional		Accumulated Other			Total Shareholders’	Preferred Stock
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Equity	of Subsidiary
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	of MBIA Inc.	Shares	Amount

Balance, December 31, 2009	274,827	$274,827	$3,057,733	$2,393,282	$(940,871)	(70,159)	$(2,194,873)	$2,590,098	1,677	$16,778

ASU 2009-17 transition adjustment:
Consolidated variable interest entities, net of deferred tax of $22,736				(319,083)	263,647			(55,436)
Deconsolidated variable interest entities, net of deferred tax of $1,756				(3,162)	85,341			82,179

Total ASU 2009-17 transition adjustment	-	-	-	(322,245)	348,988	-	-	26,743	-	-

Comprehensive income (loss):
Net loss	-	-	-	(1,480,236)	-	-	-	(1,480,236)	-	-
Other comprehensive income (loss):
Change in unrealized appreciation of investments net of deferred tax of $132,112	-	-	-	-	223,226	-	-	223,226	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive loss, net of deferred tax of $9,568	-	-	-	-	(15,701)	-	-	(15,701)	-	-
Change in fair value of derivative instruments net of deferred tax of $8,535	-	-	-	-	15,852	-	-	15,852	-	-
Change in foreign currency translation net of deferred tax of $932	-	-	-	-	(7,571)	-	-	(7,571)	-	-

Other comprehensive income								215,806

Total comprehensive loss								(1,264,430)

Share-based compensation net of deferred tax of $686	252	252	1,498	-	-	6	403	2,153	-	-

Preferred shares of subsidiary acquired	-	-	-	-	-	-	-	-	(231)	(2,459)

Balance, March 31, 2010	275,079	$275,079	$3,059,231	$590,801	$(376,077)	(70,153)	$(2,194,470)	$1,354,564	1,446	$14,319

					2010
Disclosure of reclassification amount:
Change in unrealized gains and losses and other-than-temporary impairments on investments arising during the period, net of taxes					$38,717
Reclassification adjustment, net of taxes					168,808

Change in net unrealized gains and losses and other-than-temporary impairment losses, net of taxes					$207,525

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(1,480,236)	$700,648

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization of bond discounts (premiums), net	(16,318)	(16,179)
Decrease (increase) in accrued investment income	(7,363)	43,487
Decrease in premiums receivable	94,598	106,768
Decrease in deferred acquisition costs	29,738	20,701
Decrease in unearned premium revenue	(201,240)	(312,927)
Decrease in prepaid reinsurance premiums	62,874	35,674
Decrease in reinsurance premiums payable	(42,274)	(4,986)
Increase in loss and loss adjustment expense reserves	33,510	242,437
Decrease in reinsurance recoverable on paid and unpaid losses	1,664	31,387
Increase in insurance loss recoverable	(103,710)	(160,974)
Decrease in payable to reinsurers on recoveries	(30,240)	(31,542)
Depreciation	1,928	2,365
Increase (decrease) in accrued interest payable	14,759	(19,959)
Decrease (increase) in accounts receivable	-	41,510
Decrease in accrued expenses	(60,399)	(139,678)
Decrease in deferred fee revenue	(418)	-
Amortization of medium-term notes (premiums) discounts, net	8,597	(2,224)
Net realized (gains) losses	74,705	(34,328)
Investment losses on other than temporarily impaired investments	29,732	230,128
Unrealized (gains) losses on insured derivatives	2,211,425	(1,609,164)
Net gains on financial instruments at fair value and foreign exchange	(77,735)	(37,379)
Increase in current income taxes	139,097	108,458
Deferred income tax provision (benefit)	(884,940)	325,075
(Gains) losses on extinguishment of debt	2	(10,098)
Share-based compensation	1,013	1,608
Other, operating	(95,863)	15,179

Total adjustments to net income (loss)	1,183,142	(1,174,661)

Net cash used by operating activities	(297,094)	(474,013)

Cash flows from investing activities:
Purchase of fixed-maturity securities	(2,350,894)	(7,557,389)
Increase in payable for investments purchased	74,295	3,992
Sale and redemption of fixed-maturity securities	2,982,901	8,415,009
(Increase) decrease in receivable for investments sold	(61,620)	59,475
Decrease in loans receivable	77,319	-
Purchase of held-to-maturity investments	(46,106)	(64,028)
Redemptions of held-to-maturity investments	92,114	259,726
Sale of short-term investments, net	358,110	859,089
Sale (purchase) of other investments, net	12,436	(19,105)
Consolidation of variable interest entities	479,490	-
Capital expenditures	(407)	(1,601)

Net cash provided by investing activities	1,617,638	1,955,168

Cash flows from financing activities:
Proceeds from issuance of investment agreements	22,865	23,708
Payments for drawdowns of investment agreements	(184,121)	(1,149,705)
Issuance of medium-term notes	4,681	152,728
Principal paydown of medium-term notes	(70,018)	(1,391,726)
Principal paydown of variable interest entity notes	(396,295)	(87,162)
Securities sold under agreements to repurchase, net	260	(151,804)
Dividends paid	(1,005)	(3,942)
Net proceeds from issuance of debt	-	5,892
Repayments for retirement of debt	(189,000)	-
Proceeds for derivative settlements	48,521	72,856
Purchase of treasury stock	-	(4,196)
Purchase of subsidiary preferred stock	(2,459)	-
Restricted stock awards settlements	(24)	28
Excess tax benefit on share-based payment	-	(651)
Collateral to swap counterparty	(128,650)	(149,397)

Net cash used by financing activities	(895,245)	(2,683,371)

Net increase (decrease) in cash and cash equivalents	425,299	(1,202,216)
Cash and cash equivalents - beginning of period	803,243	2,279,783

Cash and cash equivalents - end of period	$1,228,542	$1,077,567

Supplemental cash flow disclosures:
Income taxes refunded	$(31,159)	$(144,594)
Interest paid:
Investment agreements	$21,529	$46,260
Medium-term notes	15,891	34,133
Variable interest entity notes	83,015	22,018
Securities sold under agreements to repurchase	382	3,661
Liquidity loans	1,055	1,488
Corporate debt	12,396	12,949
Surplus notes	66,686	66,686
Non cash items:
Share-based compensation	$1,013	$1,608
Dividends declared but not paid	-	1,005

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1: Business and Organization

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates the largest financial guarantee insurance business in the industry and is a provider of asset management advisory services. These activities are principally managed through three business segments: United States (“U.S.”) public finance insurance, structured finance and international insurance, and advisory services. The Company’s financial guarantee insurance business is operated through two subsidiaries, National Public Finance Guarantee Corporation (“National”) and MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and our advisory services business is operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). The Company’s corporate segment includes revenues and expenses that arise from general corporate activity. The Company also manages asset/liability products and conduit programs, which are in wind-down.

U.S. Public Finance Insurance

MBIA’s U.S. public finance insurance business is conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has the right at its discretion to accelerate insured obligations upon default or otherwise, upon National’s acceleration. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. In 2009, National began publishing periodic comprehensive studies on select public finance sectors, including sectors in which it has exposure.

Structured Finance and International Insurance

MBIA’s structured finance and international insurance operations is conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due, or in the event MBIA Corp. has the right at its discretion to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain investment agreement contracts written by MBIA Inc. are insured by MBIA Corp. If MBIA Inc. were to have insufficient assets to pay amounts due, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including MBIA Global Funding LLC (“GFL”) and Meridian Funding Company LLC (“Meridian”), and provides reinsurance to its insurance subsidiaries. MBIA Corp. has also written insurance policies guaranteeing the obligations of an affiliate, LaCrosse Financial Products, LLC (“LaCrosse”), under credit default swaps (“CDS”), including termination payments that may become due upon certain events including the insolvency or payment default by MBIA Corp. or the CDS issuer. MBIA Corp.’s guarantees insure structured finance and asset-backed obligations, privately issued bonds used for the financing of public purpose projects, which are primarily located outside of the U.S. and that include toll roads, bridges, airports, public transportation facilities, utilities and other types of infrastructure projects serving a substantial public purpose, and obligations of sovereign and sub-sovereign issuers. Structured finance and asset-backed securities (“ABSs”) typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real property.

In certain cases, the Company may be required to consolidate entities established as part of securitizations when MBIA insures the assets or liabilities of those entities and in connection with remediations or renegotiations of insurance policies. These entities typically meet the definition of a variable interest entity (“VIE”) under accounting principles for the consolidation of VIEs. The Company does not believe there is any difference in the risks and profitability of financial guarantees provided to VIEs compared with other financial guarantees written by MBIA. Refer to “Note 3: Recent Accounting Pronouncements” for information about new accounting guidance that affected the consolidation of VIEs in the first quarter of 2010 and the impact on the Company’s financial position and results of operations.

Advisory Services

MBIA’s asset management advisory business is conducted through Cutwater. Cutwater offers advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. MBIA offers these services to public, not-for-profit, corporate and financial services clients, including the Company and its subsidiaries. In February 2010, the Company announced a re-branding of the asset management advisory business under Cutwater as part of a strategic focus on third-party asset management.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1: Business and Organization (continued)

Corporate

General corporate activities are conducted through the Company’s corporate segment. In the first quarter of 2010, MBIA established a service company, Optinuity Alliance Resource Corporation (“Optinuity”), which provides general support services to the corporate segment and other operating businesses. Employees of the service company were principally transferred from MBIA Insurance Corporation and provide various support services including management, legal, accounting, treasury, information technology, among others, on a fee-for-service basis. The service company’s revenues and expenses are included in the results of the corporate segment.

Businesses in Wind-down

The Company also operates an asset/liability products business in which it issued debt and investment agreements, which are insured by MBIA Corp., to capital markets and municipal investors. The proceeds of the debt and investment agreements were used initially to purchase assets that largely matched the duration of those liabilities. MBIA also operates a conduit business in which the Company has funded transactions by issuing debt, which is insured by MBIA Corp. The ratings downgrades of MBIA Corp. have resulted in the termination and collateralization of certain investment agreements and, together with the rising cost and declining availability of funding and illiquidity of many asset classes, caused the Company to begin winding down its asset/liability products and conduit businesses in 2008 as a result of the rebalancing of the portfolio. Currently, the portfolio no longer has assets matching the duration of liabilities; but is expected to have positive cash flows for the next several years. Since the downgrades of MBIA Corp., MBIA has not issued debt in connection with either business and the Company believes the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate, or are repurchased by the Company. While our asset/liability products and conduit businesses represent separate business segments, we may refer to them collectively as “Wind-down Operations”.

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

As part of MBIA’s liquidity risk management framework, the Company also evaluates and manages liquidity on both a legal entity basis and a segment basis. Legal entity liquidity is an important consideration as there are legal, regulatory and other limitations on the Company’s ability to utilize the liquidity resources within the overall enterprise. MBIA also seeks to manage segment liquidity, particularly between its corporate and asset/liability products segments as they relate to MBIA Inc. Unexpected loss payments arising from ineligible mortgages in securitizations that the Company has insured, dislocation in the global financial markets, the overall economic downturn in the U.S., and the loss of MBIA Corp.’s triple-A insurance financial strength ratings in 2008 have significantly increased the liquidity needs and decreased the financial flexibility in the Company’s segments and legal entities. MBIA continued to satisfy all of its payment obligations and the Company believes that it has adequate resources to meet its ongoing liquidity needs in both the short-term and the long-term. However, the current market dislocation and economic conditions could persist or worsen, and result in incremental stress on the Company’s liquidity position.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1: Business and Organization (continued)

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

Since the fourth quarter of 2007, MBIA Corp. has made $5.7 billion of cash payments, before reinsurance, associated with insured second-lien residential mortgage-backed securities (“RMBS”), as well as policy termination and claim payments relating to CDS contracts referencing collateralized debt obligation (“CDO”)-squared and multi-sector CDOs. These cash payments also include loss payments of $145 million made in the first quarter of 2010 on behalf of our consolidated VIEs. Among MBIA Corp.’s outstanding insured portfolio, these types of insured exposures have exhibited the highest degree of payment volatility and continue to pose material liquidity risk to the Company’s structured finance and international insurance segment. As a result of the current economic stress, MBIA Corp. could incur additional payment obligations within and beyond these mortgage-related and CDO exposures, which may be substantial, increasing the stress on MBIA Corp.’s liquidity.

Of the $5.7 billion, MBIA Corp. has paid $4.5 billion of claims, before reinsurance, on policies insuring second-lien mortgage RMBS securitizations. The Company believes these payments were driven primarily by tens of thousands of ineligible mortgages being placed in the securitizations in violation of the representations and warranties of the sellers/servicers. As a result, payments have been far in excess of the level that might be expected even in a severe economic downturn. We believe the current liquidity position of MBIA Corp. is adequate to make expected future payments on these exposures, but the degree of loss within these transactions has been unprecedented, and continued elevated levels of payments will cause additional stress on our liquidity position.

In general, the Company’s structured finance and international business’s financial guarantee contracts and CDS contracts cannot be accelerated, thereby mitigating liquidity risk. However, under the terms of the Company’s insured CDS contracts, the insured counterparty may have a right to terminate the CDS contracts upon an insolvency or payment default of the guarantor (MBIA Corp. or MBIA UK Insurance Limited (“MBIA UK”)) or LaCrosse, the entity that issued the CDS insured by MBIA Corp. or MBIA UK. Obligors, defaults, credit impairments and adverse capital markets conditions such as the Company is currently experiencing, can result in claims on our policies. Additionally, the Company’s structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes and preferred stock issuance. MBIA Corp. also provides guarantees to the holders of the Company’s asset/liability products debt obligations. If the Company’s asset/liability products segment or MBIA Inc. were unable to service the principal and interest payments on the asset/liability debt obligations, the holders of the insured liabilities would make a claim under the MBIA Corp. insurance policies. MBIA Corp. has lent $2.0 billion to the asset/liability products segment on a secured basis for the purpose of minimizing the risk that such claim would be made. During the first quarter of 2010, a total of $145 million was repaid and the amount outstanding was $1.5 billion as of March 31, 2010. The Company expects that the loan will be fully repaid, however, the timing of the ultimate repayment may be affected by the performance of assets in the asset/liability products segment’s investment portfolio and by MBIA Inc.’s requirements to post collateral against guaranteed investment contracts, swap contracts, and internal and external borrowing facilities.

In order to monitor liquidity risk and maintain appropriate liquidity resources for payments associated with the Company’s residential mortgage-related exposures, MBIA employs a stress scenario-based liquidity model using the same “Roll Rate Default Methodology” as it uses in its loss reserving. Using this methodology, the Company estimates the level of claims on its policies that would be made under stress-level default assumptions of the underlying collateral. These estimated payments, together with all other significant operating, financing and investing cash flows are forecasted over the next 24-month period on a monthly basis and then annually thereafter to the final maturity of the longest dated outstanding insured obligation. The stress-loss scenarios and cash flow forecasts are frequently updated to account for changes in risk factors and to reconcile differences between forecasted and actual payments.

In addition to MBIA’s residential mortgage stress scenario, it also monitors liquidity risk using a Monte Carlo estimation of potential stress-level claims for all insured principal and interest payments due in the next twelve-month period. These probabilistically determined payments are then compared to the Company’s invested assets. This theoretic liquidity model supplements the scenario-based liquidity model described.

The Company manages liquidity of its structured finance and international segment with the goal of maintaining cash and liquid securities in an amount in excess of all projected stress scenario payment requirements. To the extent the Company’s liquidity resources fall short of its target liquidity cushions under the stress-loss scenario testing, the Company will seek to increase its cash holdings position by selling or financing assets in its investment portfolio or drawing upon one or more of its contingent sources of liquidity. There is no assurance that the Company will be able to sell or finance a sufficient amount of its investments to satisfy all of its cash needs, or it may realize a substantial loss on any such sale.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1: Business and Organization (continued)

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

In addition to MBIA Inc.’s corporate liquidity needs described above, it issued investment agreements reported within the Company’s asset/liability products segment, all of which are currently collateralized by high-quality liquid investments. The Company’s corporate debt, investment agreements, medium-term notes (“MTNs”), and derivatives may be accelerated by the holders of such instruments upon the occurrence of certain events, including a breach of covenant or representation, a bankruptcy of MBIA Inc. and the filing of an insolvency proceeding in respect of MBIA Corp. In the event of any such acceleration, the Company may not have sufficient liquid resources to pay amounts due with respect to its corporate debt and other obligations.

Asset/Liability Products Liquidity

The asset/liability products segment is subject to material liquidity risk. Cash needs in the asset/liability products segment are primarily for the payment of principal and interest on investment agreements and MTNs, and for posting collateral under repurchase agreements, derivatives and investment agreements, as well as for the payment of operating expenses. The primary sources of cash within the asset/liability products segment used to meet its liquidity needs include scheduled principal and interest on assets held in the segment’s investment portfolio and dedicated capital. If needed, assets held within the segment can be sold or used in secured repurchase agreement borrowings to raise cash. However, the Company’s ability to sell assets or borrow against non-U.S. government securities in the fixed-income markets decreased dramatically and the cost of such transactions increased dramatically over the last two years due to the impact of the credit crisis on the willingness of investors to purchase or lend against even very high-quality assets. In addition, negative net interest spread between asset and liability positions resulted from the need to hold cash as collateral against terminable investment agreement contracts and reduced the cash flow historically provided by net investment income.

The asset/liability products segment, through MBIA Inc., maintained simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with National for up to $2.0 billion for the purpose of borrowing government securities to pledge under collateralized investment agreements and repurchase agreements. As of March 31, 2010, $1.9 billion of securities were borrowed under the Asset Swap. As a result of increased liquidity needs within the asset/liability products segment, the asset/liability products segment, through MBIA Inc., maintained a secured lending agreement with MBIA Insurance Corporation under which MBIA Inc. has transferred securities in its portfolio in exchange for $2.0 billion in cash. As of March 31, 2010, the outstanding balance on this secured loan was $1.5 billion. Additionally, $600 million was transferred to the asset/liability products segment from the Company’s corporate segment in the fourth quarter of 2008.

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

Note 2: Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The following significant accounting policies provide an update to those included under the same captions in the Company’s Annual Report on Form 10-K.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position and results of operations.

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

The results of operations for the three months ended March 31, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010. The December 31, 2009 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation.

Consolidation

The consolidated financial statements include the accounts of MBIA Inc., its wholly owned subsidiaries and all other entities in which the Company has a controlling financial interest. All material intercompany balances and transactions are eliminated. The consolidation of a VIE is required if an entity has a variable interest (such as an equity or debt investment, a beneficial interest, a guarantee, a written put option or a similar obligation) and that variable interest or interests give it a controlling financial interest in the VIE. A controlling financial interest is present when an enterprise has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company consolidates all VIEs in which it is the primary beneficiary. Refer to “Note 3: Recent Accounting Pronouncements” for additional information regarding amendments to accounting for VIEs.

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16, “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets,” to eliminate the concept of a qualified special purpose entity (“QSPE”). Refer to “Note 3: Recent Accounting Pronouncements” for additional information regarding amendments to accounting for QSPEs.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Improving Disclosures about Fair Value Measurements (Accounting Standards Update 2010-06)

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements,” to require additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The standard also clarifies existing disclosures about the level of disaggregation, valuation techniques and inputs to fair value measurements. The Company adopted this standard as of the first quarter of 2010 except for the requirement to provide the Level 3 activity of purchases, sales issuances and settlements on a gross basis, which will be effective for the Company as of the first quarter of 2011. As this standard only affects disclosures related to fair value, the adoption of this standard did not have a material effect on the Company’s consolidated balance sheets, results of operations, or cash flows. Refer to “Note 6: Fair Value of Financial Instruments” for mandated disclosures.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements (continued)

Consolidation of Variable Interest Entities (ASU 2009-17)

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” to require the holder of a variable interest(s) in a VIE to determine whether it holds a controlling financial interest in a VIE. A holder of a variable interest (or combination of variable interests) that has a controlling financial interest in a VIE is considered the primary beneficiary and is required to consolidate the VIE. The accounting guidance deems controlling financial interest as both (a) the power to direct the activities of a VIE that most significantly impact the VIEs economic performance and (b) the obligation to absorb losses or the rights to receive benefits of the VIE that could potentially be significant to the VIE. This accounting guidance eliminates the more quantitative approach for determining the primary beneficiary of a VIE. The accounting guidance requires an ongoing reassessment of whether a holder of a variable interest is the primary beneficiary of a VIE. The Company adopted this standard in the first quarter of 2010. Refer to “Note 4: Variable Interest Entities” for additional information.

Upon the adoption of the accounting guidance, the Company recognized a cumulative transition adjustment of $319 million, net of tax, as a decrease to its beginning retained earnings balance as of January 1, 2010 as a result of consolidated VIEs. The cumulative transition adjustment represents the recognized changes in assets and liabilities resulting from the adoption, including the impact of the fair value option election for certain of the financial assets and liabilities, offset in part by the elimination of intercompany balances with the consolidated VIEs. The Company also recognized a cumulative transition adjustment of $3 million, net of tax, as a decrease to retained earnings related to the deconsolidation of VIEs as a result of the implementation of this accounting guidance. This adjustment was the result of the deconsolidation of the assets and liabilities of previously consolidated VIEs, offset in part by the recognition of financial interests in these deconsolidated VIEs which were previously eliminated in consolidation.

The adjustments to retained earnings were offset by a reduction of accumulated other comprehensive loss, net of deferred taxes of $349 million. This reduction was a result of reclassifying assets of VIEs, which the Company had consolidated prior to ASU 2009-17, for which the fair value election was made for the assets of these VIEs. Prior to the adoption of ASU 2009-17, the assets of these VIEs were carried as available-for-sale with unrealized gains and losses reflected in accumulated other comprehensive loss.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements (continued)

The following table summarizes the adjustments made to the Company’s consolidated assets, liabilities and equity by transition method of consolidation as of January 1, 2010:

	Increase/(Decrease)
In millions	Fair Value Option	Unpaid Principal Balance	Deconsolidated VIEs	Total
Assets:
Total Investments	(593)	(3,058)	(172)	(3,823)
Accrued investment income	(3)	(3)	-	(6)
Premiums receivable	(23)	(127)	-	(150)
Deferred acquisition costs	(7)	-	-	(7)
Insurance loss recoverable	(594)	-	-	(594)
Current income taxes	-	14	-	14
Deferred income taxes, net	10	(3)	2	9
Other assets	(484)	5	-	(479)

Assets of consolidated VIEs:
Cash	320	-	-	320
Investments held-to-maturity	-	4,798	-	4,798
Fixed-maturity securities at fair value	5,507	-	-	5,507
Loans receivable at fair value	2,002	-	-	2,002
Loan repurchase commitments	436	-	-	436
Derivative assets	30	-	-	30
Other assets	37	16	-	53

Total assets	6,638	1,642	(170)	8,110

Liabilities:
Unearned premium revenue	(46)	(92)	-	(138)
Loss and loss adjustment expense reserves	(364)	-	-	(364)
Medium-term notes	-	(1,429)	-	(1,429)
Long-term debt	-	(433)	-	(433)
Payable for investments purchased	(1)	-	-	(1)
Derivative liabilities	(33)	(9)	-	(42)
Other liabilities	(8)	(2)	-	(10)

Liabilities of consolidated VIEs:
Variable interest entity notes	6,358	3,170	(252)	9,276
Long-term debt	-	433	-	433
Derivative liabilities	764	9	-	773
Other liabilities	-	18	-	18

Total liabilities	6,670	1,665	(252)	8,083

Equity:
Retained earnings	(296)	(23)	(3)	(322)
Accumulated other comprehensive income (loss)	264	-	85	349

Total Equity	(32)	(23)	82	27

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements (continued)

In connection with the adoption of the new accounting guidance, the Company has elected the fair value option for most, but not all of the VIEs consolidated. The Company elected the fair value option for all the assets and liabilities of VIEs which are collateralized by loans and those VIEs that are collateralized by asset-backed securities. Those assets and liabilities of VIEs which are related to life insurance policy securitizations and are collateralized by insurance company surplus notes are measured at the unpaid principal balance as of January 1, 2010. The financial assets of such VIEs are classified as held-to-maturity on the Company’s consolidated statement of position. Management believes that the fair value election for those financial assets of the VIEs which are collateralized by loans and those that are collateralized by asset-backed securities more closely represents the true economics of the performance of the underlying obligations of our insurance interests in these VIEs, whereas the held-to-maturity designation for the assets related to life insurance securitization VIEs, which are currently performing as expected, is more representative of the economics of the performance of the underlying insurance obligations of the Company.

Two of the VIEs which were consolidated as part of the the Company’s conduit segment prior to the adoption of this standard and continue to be consolidated under this accounting guidance, continue to be classified as held-to-maturity, consistent with their designations previous to the adoption of this accounting guidance. Refer to “Note 6: Fair Value of Financial Instruments” for additional disclosures related to the fair value option election for the financial assets and liabilities of the consolidated VIEs.

Transfers of Financial Assets (ASU 2009-16)

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets,” to remove the concept of a QSPE. The accounting guidance also clarifies whether a transferor has surrendered control over transferred financial assets and meets the conditions to derecognize transferred financial assets or a portion of an entire financial asset that meets the definition of a participating interest. The accounting guidance requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The Company adopted this standard in the first quarter of 2010. The effects of adoption of this standard are included in the transition adjustment for the adoption of ASU 2009-17.

Recent Accounting Developments

Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives,” to clarify that embedded credit derivatives created by the subordination of one financial instrument to another qualifies for the scope exception and should not be subject to potential bifurcation and separate accounting. Other embedded credit derivative features are considered embedded derivatives and subject to potential bifurcation, provided that the overall contract is not a derivative in its entirety. The new guidance is effective for the Company as of the third quarter of 2010. The Company is currently evaluating the potential impact of adopting this guidance.

Note 4: Variable Interest Entities

Structured Finance and International Insurance

Through MBIA’s structured finance and international insurance segment, the Company provides credit enhancement services to issuers of obligations that may involve issuer-sponsored special purpose entities (“SPEs”). An SPE may be considered a VIE to the extent the SPE’s total equity at risk is not sufficient to permit the SPE to finance its activities without additional subordinated financial support or if its equity investors lack any one of the following characteristics (i) the power to direct activities of the SPE that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or the right to receive the expected residual returns of the entity. A holder of a variable interest or interests in a VIE is required to assess whether it has a controlling financial interest, and thus is required to consolidate the entity as primary beneficiary. An assessment of a controlling financial interest identifies the primary beneficiary as the variable interest holder that has both of the following characteristics (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. An ongoing reassessment of controlling financial interest is required to be performed based on any substantive changes in facts and circumstances involving the VIE and its variable interests.

The Company evaluates issuer-sponsored SPEs initially to determine if an entity is a VIE, and is required to reconsider its initial determination if certain events occur. For all entities determined to be VIEs, MBIA performs an ongoing reassessment to determine whether its guarantee to provide credit protection on obligations issued by VIEs provides the Company with a controlling financial interest. Based on its ongoing reassessment of controlling financial interest, the Company determines whether a VIE is required to be consolidated or deconsolidated.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

The Company makes its determination based on a qualitative assessment of the purpose and design of a VIE, the terms and characteristics of variable interests of an entity, and the risks a VIE is designed to create and pass through to holders of variable interests. The Company generally provides credit protection on obligations issued by VIEs, and holds certain contractual rights according to the purpose and design of a VIE. The Company may have the ability to direct certain activities of a VIE depending on facts and circumstances, including the occurrence of certain contingent events, and these activities may be considered the activities of a VIE that most significantly impact the entity’s economic performance. The Company generally considers its guarantee of principal and interest payments of insured obligations, given nonperformance by a VIE, to be an obligation to absorb losses of the entity that could potentially be significant to the VIE. At the time the Company determines it has the ability to direct the activities of a VIE that most significantly impact the economic performance of the entity based on facts and circumstances, MBIA is deemed to have a controlling financial interest in the VIE and is required to consolidate the entity as primary beneficiary. The Company performs an ongoing reassessment of controlling financial interest that may result in consolidation or deconsolidation of any VIE. Refer to “Note 3: Recent Accounting Pronouncements” for information on the FASB amendment to consolidation of VIEs.

Businesses in Wind-down

In its asset/liability products segment, the Company invests in obligations issued by issuer-sponsored SPEs which are included in fixed-maturity securities held as available-for-sale. The Company evaluates issuer-sponsored SPEs to determine if the entity is a VIE. For all entities determined to be VIEs, the Company evaluates whether its investment is determined to have both of the characteristics of a controlling financial interest in the VIE. The Company performs an ongoing reassessment of controlling financial interests in issuer-sponsored VIEs based on investments held. MBIA does not have a controlling financial interest in any issuer-sponsored VIEs and is not the primary beneficiary of any VIEs. The Company’s exposure to the aforementioned VIEs is limited to its investments in these entities. Our asset/liability products segment includes the consolidation of one VIE which includes highly rated collateral from a selected group of Alt-A non-agency RMBS securities. Since no third party note holders exist at this time, the Company is the primary beneficiary and has elected the fair value option for consolidation purposes.

In the conduit segment, the Company manages and administers two multi-seller conduit SPEs, Triple-A One Funding Corporation (“Triple-A One”) and Meridian (collectively, the “Conduits”). The Conduits invest primarily in debt securities and fund the investments through the issuance of variable interest entity notes and long-term debt. The assets and liabilities of the Conduits are supported by credit enhancement provided through MBIA Corp. The Conduits are designed to provide issuers an efficient source of funding for issued obligations, and to provide an opportunity for MBIA Corp. to issue financial guarantee insurance policies. The Conduits are VIEs and are consolidated by the Company as primary beneficiary.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of March 31, 2010 and December 31, 2009. The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs as well as the value of the assets and liabilities the Company has recorded for its interest in these VIEs as of March 31, 2010 and December 31, 2009. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and insured CDSs, and any investments in obligations issued by nonconsolidated VIEs.

The following table presents information related to nonconsolidated VIEs as of March 31, 2010:

	March 31, 2010
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Derivative Liabilities(5)	Loss and Loss Adjustment Expense Reserves (6)
Structured finance and international insurance:
Global structured finance:
Collateralized debt obligations	$38,514	$24,965	$134	$81	$-	$79	$282	$-
Mortgage-backed residential	67,315	20,778	90	110	1,747	109	4	959
Mortgage-backed commercial	5,925	3,237	-	3	-	3	1	-
Consumer asset-backed	14,467	8,837	13	41	-	40	-	21
Corporate asset-backed	50,608	25,611	258	381	5	434	-	-

Total global structured finance	$176,829	$83,428	$495	$616	$1,752	$665	$287	$980
Global public finance – non-United States	39,313	19,567	-	200	-	273	-	-

Total structured finance and international insurance	$216,142	$102,995	$495	$816	$1,752	$938	$287	$980

(1)	- Reported within “Total investments” on MBIA Inc.’s consolidated balance sheets.

(2)	- Reported within “Premiums receivable” on MBIA Inc.’s consolidated balance sheets.

(3)	- Reported within “Insurance loss recoverable” on MBIA Inc.’s consolidated balance sheets.

(4)	- Reported within “Unearned premium revenue” on MBIA Inc.’s consolidated balance sheets.

(5)	- Reported within “Derivative liabilities” on MBIA Inc.’s consolidated balance sheets.

(6)	- Reported within “Loss and loss adjustment expense reserves” on MBIA Inc.’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

The following table presents information related to nonconsolidated VIEs as of December 31, 2009:

	December 31, 2009
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments (1)	Premiums Receivable (2)	Insurance Loss Recoverable (3)	Unearned Premium Revenue (4)	Derivative Liabilities (5)	Loss and Loss Adjustment Expense Reserves (6)
Structured finance and international insurance:
Global structured finance:
Collateralized debt obligations	$56,175	$48,399	$141	$100	$-	$90	$1,581	$148
Mortgage-backed residential	74,520	26,518	190	137	2,258	137	3	1,141
Mortgage-backed commercial	6,244	3,403	-	3	-	3	1	-
Consumer asset-backed	16,186	9,568	15	47	-	44	-	20
Corporate asset-backed	55,012	30,760	275	538	5	543	3	-

Total global structured finance	$208,137	$118,648	$621	$825	$2,263	$817	$1,588	$1,309
Global public finance – non-United States	41,387	19,263	-	190	-	264	-	-

Total structured finance and international insurance	$249,524	$137,911	$621	$1,015	$2,263	$1,081	$1,588	$1,309

(1)	- Reported within “Total investments” on MBIA Inc.’s consolidated balance sheets.

(2)	- Reported within “Premiums receivable” on MBIA Inc.’s consolidated balance sheets.

(3)	- Reported within “Insurance loss recoverable” on MBIA Inc.’s consolidated balance sheets.

(4)	- Reported within “Unearned premium revenue” on MBIA Inc.’s consolidated balance sheets.

(5)	- Reported within “Derivative liabilities” on MBIA Inc.’s consolidated balance sheets.

(6)	- Reported within “Loss and loss adjustment expense reserves” on MBIA Inc.’s consolidated balance sheets.

The maximum exposure to losses as a result of the Company’s variable interest in the VIE is represented by net insurance in force. Net insurance in force is the maximum future payments of principal and interest, net of cessions to reinsurers, which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs, assuming a full credit event occurs.

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $14.0 billion and $12.9 billion, respectively, as of March 31, 2010, and $4.3 billion and $3.6 billion, respectively, as of December 31, 2009. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated VIEs” and “Liabilities of consolidated VIEs.” During the three months ended March 31, 2010, additional VIEs were consolidated based on an ongoing reassessment of controlling financial interest where events occurred resulting in the Company obtaining the ability to exercise rights deemed to have power to direct activities of certain VIEs according to the design and characteristics of these entities. The Company recognized a $74 million pre-tax loss on initial consolidation of the additional VIEs.

Holders of insured obligations of issuer-sponsored VIEs related to the Company’s structured finance and international insurance do not have recourse to the general assets of MBIA. In the event of nonpayment of an insured obligation issued by a consolidated VIE, the Company is obligated to pay principal and interest, when due, on the respective insured obligation only. The Company’s exposure to consolidated VIEs is limited to the credit protection provided on insured obligations and any additional variable interests held by MBIA. Creditors of the Conduits do not have recourse to the general assets of the Company apart from the financial guarantee policies provided by MBIA on insured obligations issued by the Conduits.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 5: Insurance Premiums

The Company recognizes and measures premiums related to financial guarantee (non-derivative) insurance and reinsurance contracts in accordance with the accounting principles for financial guarantee insurance contracts.

As of March 31, 2010, the Company reported premiums receivable of $1.7 billion primarily related to installment policies for which premiums will be collected over the estimated term of the contracts. Premiums receivable for an installment policy is initially measured at the present value of premiums expected to be collected over the expected period or contract period of the policy using a risk-free discount rate. Premiums receivable for policies that use the expected period of risk due to expected prepayments are adjusted in subsequent measurement periods when prepayment assumptions change using the risk-free discount rate as of the remeasurement date. The weighted average risk-free rate used to discount future installment premiums was 3.16% and the weighted average expected collection term of the premiums receivable was 9.09 years. For the three months ended March 31, 2010, the accretion of the premiums receivable was $14 million and is reported in “Scheduled premiums earned” on the Company’s consolidated statements of operations.

As of March 31, 2010, the Company reported reinsurance premiums payable of $194 million, which represents the portion of the Company’s premiums receivable that is due to reinsurers. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.

The following table presents a roll forward of the Company’s premiums receivable for the three months ended March 31, 2010:

In millions				Adjustments
Premiums Receivable as of December 31, 2009	Accounting Transition Adjustment(1)	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other	Premiums Receivable as of March 31, 2010	Reinsurance Premiums Payable as of March 31, 2010
$2,021	$(151)	$(63)	$-	$(28)	$14	$(49)	$1,744	$194

(1) - Reflects the adoption of the amended accounting principles for the consolidation of variable interest entities.

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

In millions	Expected Collection of Premiums
Three months ended:
June 30, 2010	$84
September 30, 2010	56
December 31, 2010	67

Twelve months ended:
December 31, 2011	225
December 31, 2012	198
December 31, 2013	161
December 31, 2014	138

Five years ended:
December 31, 2019	530
December 31, 2024	333
December 31, 2029 and thereafter	452

Total	$2,244

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 5: Insurance Premiums (continued)

The following table presents the unearned premium revenue balance and the future expected premiums earned revenue as of and for the periods presented:

		Expected Future Premium Earnings
In millions	Unearned Premium Revenue	Upfront	Installments	Accretion	Total Expected Future Premium Earnings
March 31, 2010	$4,576

Three months ended:
June 30, 2010	4,448	$70	$58	$13	$141
September 30, 2010	4,324	68	56	12	136
December 31, 2010	4,203	67	54	12	133

Twelve months ended:
December 31, 2011	3,751	256	196	46	498
December 31, 2012	3,349	236	166	42	444
December 31, 2013	2,997	219	133	38	390
December 31, 2014	2,680	202	115	35	352

Five years ended:
December 31, 2019	1,471	775	434	134	1,343
December 31, 2024	739	467	265	82	814
December 31, 2029 and thereafter	-	430	309	86	825

Total		$2,790	$1,786	$500	$5,076

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments

Financial Instruments

The following table presents the carrying value and fair value of financial instruments reported on the Company’s consolidated balance sheets as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010		As of December 31, 2009
In millions	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Fixed-maturity securities held as available-for-sale and held as trading	$11,948	$11,948	$12,575	$12,575
Other investments	269	269	255	255
Cash and cash equivalents	767	767	803	803
Receivable for investments sold	80	80	18	18
Derivative assets:
Insured derivatives	658	658	756	756
Non-insured derivatives	118	118	110	110
Assets of consolidated VIEs:
Cash	462	462	-	-
Investments held-to-maturity	4,755	4,454	3,132	2,801
Fixed-maturity securities held at fair value	5,546	5,546	644	644
Loans receivable	2,434	2,434	482	482
Loan repurchase commitments	715	715	-	-
Derivative assets	18	18	-	-
Liabilities:
Investment agreements	2,536	2,653	2,726	2,836
Medium-term notes	2,172	1,029	2,285	1,008
Securities sold under agreements to repurchase	502	477	502	475
Short-term debt	115	115	18	18
Long-term debt	1,939	1,398	2,224	1,206
Payable for investments purchased	90	90	16	16
Derivative liabilities:
Insured derivatives	6,636	6,636	4,573	4,573
Non-insured derivatives	-	-	20	20
Warrants	55	55	28	28
Liabilities of consolidated VIEs:
Variable interest entity notes	11,447	11,061	3,180	2,754
Long-term debt	431	410	433	327
Derivative liabilities	986	986	9	9
Financial Guarantees:
Gross	5,820	4,714	6,535	4,777
Ceded	352	212	420	246

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

Valuation Techniques

The valuation techniques for fair valuing financial instruments included in the preceding table are described below. The Company’s assets and liabilities recorded at fair value have been categorized according to the fair value hierarchy prescribed by fair value measurements and disclosures.

Fixed-Maturity Securities Held As Available-for-Sale and Held at Fair Value

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

Cash and Cash Equivalents, Receivable for Investments Sold and Payable for Investments Purchased

The carrying amounts of cash and cash equivalents, receivable for investments sold and payable for investments purchased approximate their fair values as they are short-term in nature.

Loans Receivable

Loans receivable comprise loans held by consolidated VIEs and consist of residential mortgage loans, commercial mortgage loans and other whole business loans. Residential mortgage loan fair values are based on comparisons to MBIA Corp. mortgage-backed securities with similar characteristics. Specifically, the Company uses the observable market value of our MBIA Corp. mortgage-backed securities as a base value, from which the Company adjusts for the fair value of the associated financial guarantee obligation. Commercial mortgage loans are based primarily on pricing received from pricing services or are compared to prices received for similarly rated collateralized mortgage-backed securities priced by various pricing services. The whole business loans fair value is based on the most recent appraised value of the underlying collateral pledged as security against the note receivable. The appraisal was performed within the previous twelve month period by an independent third party.

Loan Repurchase Commitments

Loan repurchase commitments represent obligations from the sellers/servicers of mortgages to our residential mortgage-backed trusts consolidated under the amended accounting principles for the consolidation of variable interest entities. This asset represents the rights of the trusts consolidated by MBIA Corp. against the sellers/servicers representations that the residential mortgages contained within the trust comply with stated underwriting guidelines and warrant that the sellers/servicers will cure, replace, or repurchase mortgages that do not comply. This fair value represents the amount owed to the trust from the sellers/servicers. The loan repurchase commitment asset is not a traded security and there are no similar assets in the market to compare this asset. Therefore alternative methods must be used to value this asset. MBIA Corp. has elected to use a discounted cash flow methodology using:

•	estimates of future cash flows for the asset;

•	expectations about possible variations in the amount and/or timing of the cash flows representing the uncertainty inherent in the cash flows;

•	time value of money, represented by the rate on a risk-free monetary asset;

•	the price for bearing the uncertainty inherent in the cash flows (risk premium); and

•	other case-specific factors that would be considered by market participants.

Refer to the discussion of “RMBS Recoveries” within “Note 10: Loss and Loss Adjustment Expense Reserves” for a further description of how these estimates of future cash flows for the assets are determined as well as the additional risk margins and discounts applied.

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

The Company has elected to record at fair value four medium-term notes. Fair value of such notes is derived using quoted market prices or an internal cash flow model. Significant inputs into the valuation include yield curves and spreads to the swap curve. As these notes are not actively traded, certain significant inputs (e.g., spreads to the swap curve) are unobservable. These notes are categorized as Level 3 of the fair value hierarchy.

Variable Interest Entity Notes

The fair value of VIE notes is obtained using recently executed transactions or market price quotations where observable. When position-specific external price data is not observable, the valuation is based on prices of comparable securities. When the valuation is based on prices of comparable securities, the fair value of the comparable security is adjusted for factors unique to the security, including any credit support provided on the security. When observable price quotations are not available, fair value is determined based on internal cash flow models of the underlying collateral with yield curves and bond spreads of comparable entities as key inputs.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

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

Short-term and Long-term Debt

Short-term and long-term debt consists of notes, debentures, surplus notes, Federal Reserve term asset-backed securities loan facility (“TALF”) and floating rate liquidity loans. The fair value of long-term notes, debentures, TALF and surplus notes are estimated based on quoted market prices for the same or similar securities. The fair value for floating rate liquidity loans in Triple-A One are estimated using discounted cash flow calculations based upon the underlying collateral pledged to the specific loans, as these loans are non-recourse and fully backed by a pool of underlying assets.

Derivatives—Asset/Liability Products

The asset/liability products business has entered into derivative transactions primarily consisting of interest rate, cross currency, credit default and principal protection guarantees. These over-the-counter derivatives are valued using industry standard models developed by vendors. Observable and market-based inputs include interest rate yields, credit spreads and volatilities. These derivatives are categorized as Level 2 within the fair value hierarchy except with respect to certain complex derivatives where observable pricing inputs were not able to be obtained, which have been categorized as Level 3.

In compliance with the requirements of fair value measurements and disclosures, the Company considers its own credit risk and that of counterparties when valuing derivative assets and liabilities. The Company has policies and procedures in place regarding counterparties, including review and approval of the counterparty and the Company’s exposure limit, collateral posting requirements, collateral monitoring and margin calls on collateral. The Company manages counterparty credit risk on an individual counterparty basis through master netting arrangements covering derivative transactions in the asset/liability products and corporate segments. These agreements allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either the Company or the counterparty is downgraded below a specified credit rating. The netting agreements minimize the potential for losses related to credit exposure and thus serve to mitigate the Company’s nonperformance risk under these derivatives.

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

Derivatives—Insurance

The derivative contracts that the Company insures cannot be legally traded and generally do not have observable market prices. In the cases with no active price quote, the Company uses a combination of internal and third-party models to estimate the fair value of these contracts. Most insured CDSs are valued using an enhanced Binomial Expansion Technique (“BET”) model (originally developed by Moody’s Investor Service, Inc. (“Moody’s”)). Significant inputs include collateral spreads, diversity scores and recovery rates. For a limited number of other insured derivatives, the Company uses industry standard models as well as proprietary models such as Black-Scholes option models and dual-default models, depending on the type and structure of the contract. The valuation of these derivatives includes the impact of its own credit standing and the credit standing of its reinsurers. All of these derivatives are categorized as Level 3 of the fair value hierarchy as a significant percentage of their value is derived from unobservable inputs. For insured swaps (other than CDSs), the Company uses internally and vendor developed models with market-based inputs (e.g. interest rate, foreign exchange rate and spreads), and are classified as Level 2 within the fair value hierarchy.

Insured Derivatives

The majority of the Company’s derivative exposure is in the form of credit derivative instruments insured by MBIA Corp. Prior to 2008, MBIA Corp.-insured CDSs entered into by LaCrosse, an entity that is consolidated into MBIA’s financial statements. In February 2008, the Company ceased insuring such derivative instruments except in transactions reducing its existing insured derivative exposure.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

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

Description of MBIA’s Insured Derivatives

As of March 31, 2010, the Company had $114.4 billion of net par outstanding on insured derivatives. The majority of MBIA’s insured derivatives are “credit derivatives” that reference structured pools of cash securities and CDSs. The Company generally insured the most senior liabilities of such transactions, and at transaction closing the Company’s exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral backing the Company’s insured derivatives was cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, commercial real estate (“CRE”) loans, and CDO securities. As of March 31, 2010, the net par outstanding of such transactions totaled $101.2 billion. The remaining $13.2 billion of net par outstanding on insured derivatives as of March 31, 2010 primarily related to insured “interest rate” and “inflation-linked” swaps for which the Company has insured counterparty credit risk.

Most of MBIA’s insured CDS contracts require that MBIA make payments for losses of the principal outstanding under the contracts when losses on the underlying referenced collateral exceed a predetermined deductible. MBIA’s net par outstanding and maximum payment obligation under these contracts as of March 31, 2010 was $76.6 billion. The underlying referenced collateral for contracts executed in this manner largely consist of investment grade corporate debt, structured commercial mortgage-backed securities (“CMBS”) pools and, to a lesser extent, corporate and multi-sector CDOs (in CDO-squared transactions). MBIA’s multi-sector and CDO-squared transactions contain substantial RMBS-related collateral. As of March 31, 2010, MBIA also had $24.6 billion of net par outstanding on insured CDS contracts that require MBIA to make timely interest and ultimate principal payments.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

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

Valuation Models Used

Approximately 65% of the balance sheet fair value of insured credit derivatives as of March 31, 2010 is valued using the BET model, which is a probabilistic approach to calculating expected loss on the Company’s exposure based on market variables for underlying referenced collateral. During the third quarter of 2009 the Company changed the model it used to estimate the fair value of most of its insured multi-sector CDOs. Previous to the third quarter of 2009, these transactions were valued using the BET model. Beginning with the third quarter of 2009, the Company valued these transactions using an internally-developed valuation model, referred to as the “Direct Price Model.” Approximately 35% of the balance sheet fair value of insured credit derivatives as of March 31, 2010 was valued using the Direct Price Model.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

A. Description of the BET Model

1. Valuation Model Overview

The BET was originally developed by Moody’s to estimate a probability distribution of losses on a diverse pool of assets. The Company has made modifications to this technique in an effort to incorporate more market information and provide more flexibility in handling pools of dissimilar assets: (a) the Company uses market credit spreads to determine default probability instead of using historical loss experience, and (b) for collateral pools where the spread distribution is characterized by extremes, the Company models each segment of the pool individually instead of using an overall pool average.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

The primary weaknesses of the BET model are:

•

There is no market in which to test and verify the fair values generated by the Company’s model, and as of March 31, 2010, the model inputs were also either unobservable or highly illiquid, adversely impacting their reliability.

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

•

If collateral-specific credit spreads are not available, the Company uses generic spread tables based on asset class and average rating of the collateral pool. Average credit rating for the collateral is calculated from the weighted average rating factor (“WARF”) for the collateral portfolio and then mapped to an appropriate spread. WARF is based on a 10,000 point scale designed by Moody’s where lower numbers indicate better credit quality. Ratings are not spaced equally on this scale because the marginal difference in default probability at higher rating quality is much less than at lower rating levels. The Company obtains WARF from the most recent trustee’s report or the Company calculates it based on the collateral credit ratings. For a WARF calculation, the Company identifies the credit ratings of all collateral (using, in order of preference as available, Moody’s, Standard & Poor’s (“S&P”) or Fitch ratings), then converts those credit ratings into a rating factor on the WARF scale, average those factors (weighted by par) to create a portfolio WARF, and then maps the portfolio WARF back into an average credit rating for the pool. The Company then applies this pool rating to a market spread table or index appropriate for the collateral type to determine the generic spread for the pool, which becomes the market-implied default input into the BET model.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

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

As of March 31, 2010, sector-specific spreads were used in 11% of the transactions valued using the BET model. Corporate spreads were used in 33% of the transactions and spreads benchmarked from the most relevant spread source were used for 56% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy. For example, for some transactions MBIA used actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. The spread source can also be identified by whether or not it is based on collateral WARF. No Level 1 spreads are based on WARF, all Level 2 and 3 spreads are based on WARF and some Level 4 spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spread was used for 85% of the transactions.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

d. Input Adjustments for Insured CMBS Derivatives in the Current Market

History of Input Adjustments

Approximately $44.6 billion gross par of MBIA’s insured derivative transactions as of March 31, 2010 include substantial amounts of CMBS and commercial mortgage collateral. Prior to 2008, the Company had used spreads drawn from CMBX indices and CMBS spread tables as pricing input on the underlying referenced collateral in these transactions. In 2008, as the financial markets became illiquid, the Company observed a significant disconnect between cumulative loss expectations of market analysts on underlying commercial mortgages and loss expectations implied by the CMBX indices and CMBS spread tables. In addition, due to financial market uncertainty since last year, transaction volume in CMBS and trading activity in the CMBX were both dramatically lower than in prior periods. The Company also considered that the implied loss rates within the CMBX index were much higher than that forecast by fundamental researchers and MBIA’s internal analysis. As a result of these issues, the Company concluded that the CMBX indices and the CMBS spread tables were unreliable model inputs for the purpose of estimating fair value in the Company’s hypothetical market among monoline insurers.

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

In the third quarter of 2009, MBIA reassessed the reasonableness of CMBX inputs. CMBX levels are now quoted in price terms instead of spread. It was observed that trading activity in CMBX indices is more liquid than in prior quarters. There has also been some convergence between the loss rates implied by the CMBX index and that of fundamental analysts. During the third quarter of 2009 CMBX prices improved (implying a lower loss rate) while fundamental assessments of the loss rates for CMBS increased. MBIA concluded that it was again appropriate and reasonable to use CMBX as an input for the BET model.

Current CMBX Input Adjustment

Since CMBX is now quoted in price terms and the BET model requires a spread input, it is necessary to convert CMBX prices to spreads. To do this, the Company assumed that a portion of the CMBX price reflected market illiquidity. The company assumed this illiquidity component was the difference between par and the price of the highest priced CMBX triple-A series. As of March 31, 2010 the highest priced triple-A CMBX index was series 1 and its price was $93.73 corresponding to an illiquidity premium of 6.27%. The Company assumed that the price of each CMBX index has two components: an illiquidity component and a loss component. So the market implied losses were assumed to be the difference of par less the liquidity adjusted price. These loss estimates were converted to spreads using an internal estimate of duration. The illiquidity premium was also converted to a spread using the same approach and the CMBX spread was calculated as the sum of those two numbers.

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

f. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk and the nonperformance risk of its reinsurers. The Company calculates the fair value by discounting the market value loss estimated through the BET model at discount rates which include MBIA Corp.’s and the reinsurers’ CDS spreads (or an estimate if there is not a traded CDS contract referencing a reinsurer) as of March 31, 2010. Prior to the second quarter of 2009, MBIA used the 5-year CDS spread on MBIA Corp. to calculate nonperformance risk. This assumption was compatible with the average life of the CDS portfolio, which was approximately 5 years. In the second quarter of 2009, the Company refined this approach to include a full term structure for CDS spreads. Under the refined approach, the CDS spreads assigned to each deal are based on the weighted average life of the deal.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

•	Nonperformance risk

The methodology for calculating MBIA’s nonperformance risk is the same as used for the BET model. Due to the current level of MBIA CDS rates and the long tenure of these transactions, the derivative recovery rate was used to estimate nonperformance risk for all transactions marked by this model.

Overall Model Results

As of March 31, 2010, the Company’s net insured derivative liability of $6.0 billion comprised the fair values of insured derivatives included in “Derivative assets” and “Derivative liabilities” on its consolidated balance sheet of $663 million and $6.7 billion, respectively, based on the results of the aforementioned pricing models. In the current environment the most significant driver of changes in fair value is nonperformance risk. In aggregate, the nonperformance calculation results in a pre-tax net insured derivative liability which is $12.8 billion lower than the net liability that would have been estimated if the Company did not include nonperformance risk in its valuation. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of the Company’s economic condition, that the Company will be able to pay all claims when due.

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

The carrying value of the Company’s gross financial guarantee liability consists of deferred premium revenue and loss and Loss Adjustment Expense (“LAE”) reserves as reported on the Company’s consolidated balance sheets.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following fair value hierarchy tables present information about the Company’s assets (including short-term investments) and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Balance as of March 31, 2010
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$500	$93	$-	$-	$593
Foreign governments	441	98	13	-	552
Corporate obligations	-	1,923	320	-	2,243
Mortgage-backed securities
Residential mortgage-backed agency	-	1,495	46	-	1,541
Residential mortgage-backed non-agency	-	389	66	-	455
Commercial mortgage-backed	-	61	25	-	86
Asset-backed securities
Collateralized debt obligations	-	168	201	-	369
Other asset-backed	-	400	434	-	834

Total	941	4,627	1,105	-	6,673
State and municipal bonds
Tax-exempt bonds	-	2,888	44	-	2,932
Taxable bonds	-	720	-	-	720

Total state and municipal bonds	-	3,608	44	-	3,652

Total fixed-maturity investments	941	8,235	1,149	-	10,325
Other investments:
Perpetual preferred securities	-	213	83	-	296
Other investments	15	23	-	-	38
Money market securities	1,557	-	-	-	1,557

Total other investments	1,572	236	83	-	1,891
Derivative assets
Credit derivatives	-	7	654	-	661
Interest rate derivatives	-	38	6	-	44
Currency derivatives	-	54	11	-	65
Other	-	-	-	6	6

Total derivative assets	-	99	671	6	776
Assets of consolidated VIEs:
Corporate obligations	9	305	81	-	395
Mortgage-backed securities
Residential mortgage-backed agency	-	13	-	-	13
Residential mortgage-backed non-agency	-	2,871	83	-	2,954
Commercial mortgage-backed	-	767	97	-	864
Asset-backed securities
Collateralized debt obligations	-	577	326	-	903
Other asset-backed	-	271	146	-	417

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

Loans receivable	-	-	2,434	-	2,434
Loan repurchase commitments	-	-	715	-	715
Derivative assets
Interest rate derivatives	-	18	-	-	18

Total assets	$2,522	$13,392	$5,785	$6	$21,705

Liabilities:
Medium-term notes	$-	$-	$117	$-	$117
Derivative liabilities
Credit derivatives	-	35	6,605	-	6,640
Interest rate derivatives	-	263	-	-	263
Currency derivatives	-	20	-	-	20
Other	-	-	-	(287)	(287)
Other liabilities:
Warrants	-	55	-	-	55
Liabilities of consolidated VIEs:
VIE notes	-	1,936	5,340	-	7,276
Derivative liabilities
Credit derivatives	-	-	349	-	349
Interest rate derivatives	-	637	-	-	637

Total liabilities	$-	$2,946	$12,411	$(287)	$15,070

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Balance as of December 31, 2009
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$602	$87	$6	$-	$695
Foreign governments	470	104	12	-	586
Corporate obligations	-	1,946	280	-	2,226
Mortgage-backed securities
Residential mortgage-backed agency	-	1,588	48	-	1,636
Residential mortgage-backed non-agency	-	507	64	-	571
Commercial mortgage-backed	-	56	27	-	83
Asset-backed securities
Collateralized debt obligations	-	164	245	-	409
Other asset-backed	-	691	394	-	1,085

Total	1,072	5,143	1,076	-	7,291
State and municipal bonds
Tax-exempt bonds	-	2,765	50	-	2,815
Taxable bonds	-	707	-	-	707

Total state and municipal bonds	-	3,472	50	-	3,522

Total fixed-maturity investments	1,072	8,615	1,126	-	10,813
Other investments:
Perpetual preferred securities	-	202	77	-	279
Other investments	15	21	19	-	55
Money market securities	1,682	-	-	-	1,682

Total other investments	1,697	223	96	-	2,016
Derivative assets	-	208	771	(113)	866
Assets of consolidated VIEs:
Corporate obligations	8	120	-	-	128
Mortgage-backed securities
Residential mortgage-backed non-agency	-	112	166	-	278
Commercial mortgage-backed	-	-	3	-	3
Asset-backed securities
Collateralized debt obligations	-	-	43	-	43
Other asset-backed	-	-	193	-	193

Total assets	$2,777	$9,278	$2,398	$(113)	$14,340

Liabilities:
Medium-term notes	$-	$-	$110	$-	$110
Derivative liabilities	-	309	4,561	(277)	4,593
Other liabilities:
Warrants	-	28	-	-	28
Liabilities of consolidated VIEs:					-
Derivative liabilities	-	9	-	-	9

Total liabilities	$-	$346	$4,671	$(277)	$4,740

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

Level 3 Analysis

Level 3 assets were $5.8 billion and $2.4 billion as of March 31, 2010 and December 31, 2009, respectively, and represented approximately 27% and 17% of total assets measured at fair value, respectively. Level 3 liabilities were $12.4 billion and $4.7 billion as of March 31, 2010 and December 31, 2009, respectively, and represented approximately 82% and 99% of total liabilities measured at fair value, respectively. The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2010 and 2009:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2010

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held at March 31, 2010
Assets:

U.S. Treasury & government agency	$6	$-	$-	$-	$-	$(6)	$-	$-	$-	$-
Foreign governments	12	-	-	-	1	-	-	-	13	-
Corporate obligations	281	-	-	23	(2)	(2)	30	(10)	320	-
Residential mortgage-backed agency	48	-	-	1	-	(3)	-	-	46	-
Residential mortgage-backed non-agency	65	(3)	-	27	-	(18)	-	(5)	66	-

Commercial mortgage-backed	27	-	-	1	(1)	(2)	-	-	25	-

Collateralized debt obligations	231	(7)	-	40	-	(54)	16	(24)	202	-
Other asset-backed	489	-	-	(19)	-	(34)	8	(10)	434	-
State and municipal tax-exempt bonds	49	-	-	-	-	(5)	-	-	44	-
State and municipal taxable bonds	-	-	-	-	-	-	-	-	-	-
Perpetual preferred securities	77	-	-	6	-	-	-	-	83	-
Other investments	19	-	-	-	-	(19)	-	-	-	-
Assets of consolidated VIEs:
Corporate obligations	-	-	-	-	-	81	-	-	81	-
Residential mortgage-backed non-agency	166	(1)	-	-	-	(87)	7	(3)	82	-

Commercial mortgage-backed	2	-	-	1	-	94	-	-	97	-

Collateralized debt obligations	56	-	-	-	-	270	-	-	326	-
Other asset-backed	98	-	-	-	-	48	-	-	146	-
Loans receivable	-	-	-	-	19	2,415	-	-	2,434	-
Loan repurchase commitments	-	-	-	-	-	715	-	-	715	-

Total assets	$1,626	$(11)	$-	$80	$17	$3,393	$61	$(52)	$5,114	$-

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held at March 31, 2010
Liabilities:
Medium-term notes	$110	$-	$14	$-	$(6)	$-	$-	$-	$118	$14
Credit derivative, net	3,790	(71)	2,269	-	4	(58)	-	-	5,934	2,218
Liabilities of consolidated VIEs:										-
VIE notes	-	-	16	-	5	5,318	-	-	5,339	16
Derivative contracts, net	-	-	(18)	-	-	367	-	-	349	(18)

Total liabilities	$3,900	$(71)	$2,281	$-	$3	$5,627	$-	$-	$11,740	$2,230

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2009

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held at March 31, 2009
Assets:
U.S. Treasury & government agency	$32	$1	$-	$(1)	$-	$(26)	$-	$6	$-
Foreign governments	129	-	-	-	(4)	(18)	(56)	51	-
Corporate obligations	585	-	-	(41)	(4)	(27)	(81)	432	-
Residential mortgage-backed agency	156	-	-	8	-	(10)	-	154	-
Residential mortgage-backed non-agency	184	(27)	-	31	(1)	(13)	(14)	160	-

Commercial mortgage-backed	37	(1)	-	(1)	-	-	-	35	-

Collateralized debt obligations	502	(61)	-	(1)	(1)	(44)	-	395	-
Other asset-backed	540	(9)	-	(84)	-	(63)	5	389	-
State and municipal tax-exempt bonds	49	-	-	-	-	29	-	78	-
State and municipal taxable bonds	46	-	-	-	-	-	-	46	-
Perpetual preferred securities	45	-	-	(10)	-	-	-	35	-
Other investments	58	-	-	-	-	(20)	-	36	-
Assets of consolidated VIEs:
Residential mortgage-backed agency	213	-	-	-	-	-	-	213	-

Collateralized debt obligations	51	-	-	(2)	-	-	-	49	-
Other asset-backed	370	-	-	(38)	-	-	-	332	-

Total assets	$2,997	$(97)	$-	$(139)	$(10)	$(192)	$(146)	$2,411	$-

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers out (in) of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held at March 31, 2009
Liabilities:
Medium-term notes	$176	$-	$-	$(61)	$(9)	$-	$-	$106	$-
Derivative contracts, net	5,498	(29)	(1,618)	2	(16)	30	(19)	3,848	(1,638)
Liabilities of consolidated VIEs:
Derivative contracts, net	-	-	-	-	-	-	-	-	-

Total liabilities	$5,674	$(29)	$(1,618)	$(59)	$(25)	$30	$(19)	$3,954	$(1,638)

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $61 million and $52 million, respectively, for the three months ended March 31, 2010. Transfers into and out of Level 2 were $52 million and $61 million, respectively, for the three months ended March 31, 2010. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. CDOs, other ABSs, and corporate obligations comprised the majority of the transferred instruments. There were no transfers in or out of Level 1. For the three months ended March 31, 2010, the net unrealized gains related to the transfers into Level 3 was $1 million and the net unrealized gains related to the transfers out of Level 3 was $11 million.

Transfers into and out of Level 3 were $14 million and $179 million, respectively, for the three months ended March 31, 2009. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. CDOs, RMBSs and other asset-backed securities comprised the majority of the transferred instruments. For the three months ended March 31, 2009, the net unrealized losses related to the transfers into Level 3 was $15 million and the net unrealized gains related to the transfers out of Level 3 was $19 million.

All level 1, 2 and 3 designations are made at the end of each accounting period.

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the three months ended March 31, 2010 and 2009 are reported on the consolidated statements of operations as follows:

	As of March 31, 2010
				Consolidated VIEs

In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(2,273)	$71	$(10)	$-	$2

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of March 31, 2010	$(2,230)	$-	$(3)	$-	$(2)

	As of March 31, 2009
				Consolidated VIEs

In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$1,629	$(67)	$25	$-	$-

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of March 31, 2009	$1,629	$-	$9	$-	$-

Fair Value Option

The Company elected, under the provision of fair value measurements and disclosures, to record at fair value certain financial instruments of the VIEs that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs. Refer to “Note 3: Recent Accounting Pronouncements” for a description of the adoption and election of the aforementioned accounting guidance.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

The following table presents the changes in fair value included in the Company’s consolidated income statement for the three months ended March 31, 2010 for all financial instruments for which the fair value option was elected.

	Three Months Ended March 31, 2010

In millions	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Total Changes in Fair Value
Fixed-maturity securities held at fair value	$16	$21	$37
Loans receivable at fair value:
Residential mortgage loans	238	220	458
Other loans	(26)	-	(26)
Loan repurchase commitments	216	63	279
Other assets	-	159	159
Long-term debt	(301)	(333)	(634)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2010 for loans and long-term debt for which the fair value option has been elected.

	As of March 31, 2010

In millions	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$3,576	$1,725	$1,851
Residential mortgage loans (90 days or more past due)	238	-	238
Other loans	480	171	309
Other loans (90 days or more past due)	1,215	538	677

Total loans receivable at fair value	$5,509	$2,434	$3,075

Long-term debt	$24,640	$7,276	$17,364

Substantially all gains and losses on the loans receivable and the long-term debt included in earnings during the period are attributable to changes in credit risk. This is primarily due to the high rate of defaults on loans in the investment portfolio and on the collateral backing the long-term debt, resulting in depressed pricing of the financial instruments.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 7: Investments

The Company’s fixed-maturity portfolio consists of high-quality (average rating double-A) taxable and tax-exempt investments of diversified maturities. Other investments primarily comprise equity investments, including those accounted for under the equity method and highly rated perpetual securities that bear interest and are callable by the issuer. The following tables present the amortized cost, fair value and other-than-temporary impairments of available-for-sale fixed-maturity and other investments included in the consolidated investment portfolio of the Company as of March 31, 2010 and December 31, 2009:

	March 31, 2010

In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$596	$7	$(10)	$593	$-
Foreign governments	529	23	-	552	-
Corporate obligations	2,370	40	(167)	2,243	-
Mortgage-backed securities:
Residential mortgage-backed agency	1,496	48	(3)	1,541	-
Residential mortgage-backed non-agency	698	25	(268)	455	(152)
Commercial mortgage-backed	87	5	(6)	86	-
Asset-backed securities:
Collateralized debt obligations	604	-	(235)	369	(104)
Other asset-backed	994	6	(166)	834	-

Total	7,374	154	(855)	6,673	(256)
State and municipal bonds:
Tax-exempt bonds	2,936	31	(35)	2,932	-
Taxable bonds	758	6	(44)	720	-

Total state and municipal bonds	3,694	37	(79)	3,652	-

Total fixed-maturity investments	11,068	191	(934)	10,325	(256)
Other investments:
Perpetual preferred securities	325	6	(35)	296	-
Other investments	37	1	-	38	-
Money market securities	1,557	-	-	1,557	-

Total other investments	1,919	7	(35)	1,891	-

Total available-for-sale investments	$12,987	$198	$(969)	$12,216	$(256)

(1) - Represents the accumulated amount of other-than-temporary losses recognized in accumulated other comprehensive income (loss) since the adoption of the accounting guidance for other-than temporary impairments.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 7: Investments (continued)

	December 31, 2009

In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$697	$7	$(10)	$694	$-
Foreign governments	564	22	-	586	-
Corporate obligations	2,429	31	(232)	2,228	-
Mortgage-backed securities:
Residential mortgage-backed agency	1,599	43	(5)	1,637	-
Residential mortgage-backed non-agency	875	37	(342)	570	(116)
Commercial mortgage-backed	91	1	(9)	83	-
Asset-backed securities:
Collateralized debt obligations	814	-	(405)	409	(114)
Other asset-backed	1,223	16	(155)	1,084	-

Total	8,292	157	(1,158)	7,291	(230)
State and municipal bonds:
Tax-exempt bonds	2,827	30	(42)	2,815	-
Taxable bonds	761	3	(58)	706	-

Total state and municipal bonds	3,588	33	(100)	3,521	-

Total fixed-maturity investments	11,880	190	(1,258)	10,812	(230)
Other investments:
Perpetual preferred securities	339	3	(62)	280	-
Other investments	56	-	-	56	-
Money market securities	1,682	-	-	1,682	-

Total other investments	2,077	3	(62)	2,018	-
Assets of consolidated VIEs:
Mortgage-backed securities:
Residential mortgage-backed non-agency	418	-	(140)	278	(68)
Commercial mortgage-backed	4	-	(1)	3	(1)
Asset-backed securities:
Collateralized debt obligations	53	-	(11)	42	(15)
Other asset-backed	278	-	(85)	193	(86)

Total available-for-sale investments	$14,710	$193	$(1,557)	$13,346	$(400)

(1) - Represents the amount of other-than-temporary losses recognized in accumulated other comprehensive income (loss) since the adoption of the accounting guidance for other-than-temporary impairments.

Fixed-maturity investments carried at fair value of $16 million as of March 31, 2010 and December 31, 2009 were on deposit with various regulatory authorities to comply with insurance laws.

The Company, through consolidated VIEs, held fixed-maturity securities at fair value of $5.5 billion as of March 31, 2010. As of December 31, 2009, MBIA Corp. held fixed-maturity trading securities with a fair value of $128 million through a consolidated VIE.

A portion of the obligations under investment agreements require the Company to pledge securities as collateral. As of March 31, 2010 and December 31, 2009, the fair value of securities pledged as collateral with respect to these obligations approximated $2.4 billion and $2.6 billion, respectively. Additionally, the Company pledged cash in the amount of $289 million and $315 million as of March 31, 2010 and December 31, 2009, respectively.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 7: Investments (continued)

The following table presents the distribution by contractual maturity of available-for-sale fixed-maturity investments at amortized cost and fair value as of March 31, 2010. Contractual maturity may differ from expected maturity because borrowers may have the right to call or prepay obligations.

In millions	Amortized Cost	Fair Value
Due in one year or less	$975	$984
Due after one year through five years	1,223	1,237
Due after five years through ten years	868	848
Due after ten years through fifteen years	601	592
Due after fifteen years	3,522	3,379
Mortgage-backed	2,281	2,082
Asset-backed	1,598	1,203

Total fixed-maturity investments	$11,068	$10,325

Investments that are held-to-maturity are reported on the Company’s balance sheet at amortized cost. These investments, which relate to the Company’s conduit segment and consolidated VIEs, primarily consist of ABS and loans issued by major national and international corporations and other structured finance clients. As of March 31, 2010, the amortized cost and fair value of held-to-maturity investments totaled $4.8 billion and $4.5 billion, respectively. Unrecognized gross gains were $5 million and unrecognized gross losses were $306 million. As of December 31, 2009, the amortized cost and fair value of held-to-maturity investments totaled $3.1 billion and $2.8 billion, respectively. Unrecognized gross gains were $8 million and unrecognized gross losses were $339 million. The following table presents the distribution of held-to-maturity investments by contractual maturity at amortized cost and fair value as of March 31, 2010:

			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$259	$259
Due after one year through five years	1	1	-	-
Due after five years through ten years	1	1	-	-
Due after ten years through fifteen years	-	-	-	-
Due after fifteen years	-	-	2,840	2,643
Mortgage-backed	-	-	-	-
Asset-backed	-	-	1,656	1,552

Total held-to-maturity investments(1)	$2	$2	$4,755	$4,454

(1) - Includes $2 million related to tax credit investments reported in “Other investments” on the balance sheet.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 7: Investments (continued)

As of March 31, 2010 and December 31, 2009, the Company recorded net unrealized losses of $771 million and $1.4 billion, respectively, on available-for-sale fixed-maturity and other investments, which included $969 million and $1.6 billion, respectively, of gross unrealized losses. The following tables present the gross unrealized losses included in accumulated other comprehensive income (loss) as of March 31, 2010 and December 31, 2009 related to available-for-sale fixed-maturity and other investments. These tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	March 31, 2010
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$195	$(10)	$-	$-	$195	$(10)
Foreign governments	3	-	3	-	6	-
Corporate obligations	322	(28)	885	(139)	1,207	(167)
Mortgage-backed securities:
Residential mortgage-backed agency	139	(1)	72	(2)	211	(3)
Residential mortgage-backed non-agency	39	(19)	335	(249)	374	(268)
Commercial mortgage-backed	1	-	34	(6)	35	(6)
Asset-backed securities:
Collateralized debt obligations	3	(25)	365	(210)	368	(235)
Other asset-backed	24	-	637	(166)	661	(166)

Total	726	(83)	2,331	(772)	3,057	(855)
State and municipal bonds:
Tax-exempt bonds	990	(15)	371	(20)	1,361	(35)
Taxable bonds	264	(9)	229	(35)	493	(44)

Total state and municipal bonds	1,254	(24)	600	(55)	1,854	(79)
Total fixed-maturity investments	1,980	(107)	2,931	(827)	4,911	(934)
Other investments:
Perpetual preferred securities	-	-	266	(35)	266	(35)
Other investments	-	-	6	-	6	-

Total other investments	-	-	272	(35)	272	(35)

Total	$1,980	$(107)	$3,203	$(862)	$5,183	$(969)

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 7: Investments (continued)

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$427	$(10)	$-	$-	$427	$(10)
Foreign governments	1	-	72	-	73	-
Corporate obligations	296	(41)	953	(191)	1,249	(232)
Mortgage-backed securities:
Residential mortgage-backed agency	275	(2)	77	(3)	352	(5)
Residential mortgage-backed non-agency	99	(33)	352	(309)	451	(342)
Commercial mortgage-backed	15	(1)	36	(8)	51	(9)
Asset-backed securities:
Collateralized debt obligations	54	(39)	340	(366)	394	(405)
Other asset-backed	82	(2)	620	(153)	702	(155)

Total	1,249	(128)	2,450	(1,030)	3,699	(1,158)
State and municipal bonds:
Tax-exempt bonds	1,092	(17)	354	(25)	1,446	(42)
Taxable bonds	362	(18)	194	(40)	556	(58)

Total state and municipal bonds	1,454	(35)	548	(65)	2,002	(100)
Total fixed-maturity investments	2,703	(163)	2,998	(1,095)	5,701	(1,258)
Other investments:
Perpetual preferred securities	-	-	267	(62)	267	(62)
Other investments	-	-	5	-	5	-

Total other investments	-	-	272	(62)	272	(62)
Assets of consolidated VIEs:
Mortgage-backed securities:
Residential mortgage-backed non-agency	159	(43)	119	(97)	278	(140)
Commercial mortgage-backed	3	(1)	-	-	3	(1)
Asset-backed securities:
Collateralized debt obligations	42	(11)	-	-	42	(11)
Other asset-backed	193	(85)	-	-	193	(85)

Total	$3,100	$(303)	$3,389	$(1,254)	$6,489	$(1,557)

The following tables present the gross unrealized losses of held-to-maturity investments as of March 31, 2010 and December 31, 2009. Held-to-maturity investments are reported at amortized cost on the Company’s consolidated balance sheets. The tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	March 31, 2010
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Corporate	$2,643	$(197)	$-	$-	$2,643	$(197)
Mortgage and other asset-backed securities	1,273	(91)	93	(18)	1,366	(109)

Total	$3,916	$(288)	$93	$(18)	$4,009	$(306)

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 7: Investments (continued)

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Corporate	$1,046	$(54)	$—	$—	$1,046	$(54)
Mortgage and other asset-backed securities	1,149	(261)	99	(24)	1,248	(285)

Total	$2,195	$(315)	$99	$(24)	$2,294	$(339)

As of March 31, 2010 and December 31, 2009, the Company’s available-for-sale fixed-maturity, equity and held-to-maturity investment portfolios’ gross unrealized losses totaled $1.3 billion and $1.9 billion, respectively. The weighted average contractual maturity of securities in an unrealized loss position as of March 31, 2010 and December 31, 2009 was 15 years and 19 years, respectively. As of March 31, 2010, there were 564 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $880 million. Within the 564 securities, the book value of 372 securities exceeded market value by more than 5% as presented in the following table:

Percentage Book Value Exceeded Market Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
5% to 15%	159	$1,088	$979
16% to 25%	64	699	565
26% to 50%	88	888	584
Greater than 50%	61	413	107

Total	372	$3,088	$2,235

As of December 31, 2009, there were 619 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $1.3 billion. Within the 619 securities, the book value of 497 securities exceeded market value by more than 5%.

MBIA has evaluated whether the unrealized losses in its investment portfolios were other-than-temporary considering the circumstances that gave rise to the unrealized losses, and whether MBIA has the intent to sell the securities or more likely than not will be required to sell the securities before their anticipated recovery. Based on its evaluation, the Company realized other-than-temporary impairments of $30 million primarily related to RMBS and CDOs for the three months ended March 31, 2010. MBIA determined that the unrealized losses on the remaining securities were temporary in nature because its impairment analysis, including projected future cash flows, indicated that the Company would be able to recover the amortized cost of impaired assets. The Company also concluded that it does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources availability to its business other than sales of securities. It also considered the existence of any risk management or other plans as of March 31, 2010 that would require the sale of impaired securities. On a quarterly basis, MBIA will re-evaluate the unrealized losses in its investment portfolios and determine whether an impairment loss should be realized in current earnings. Refer to “Note 8: Investment Income and Gains and Losses” for information on realized losses due to other-than-temporary impairments.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 8: Investment Income and Gains and Losses

The following table includes total investment income from all operations:

	Three Months Ended March 31,
In millions	2010	2009
Gross investment income
Fixed-maturity	$111	$140
Held-to-maturity	2	2
Short-term investments	3	10
Other investments	6	8
Consolidated VIEs	15	30

Gross investment income	137	190
Investment expenses	(0)	1

Net investment income	137	189
Realized gains and losses
Fixed-maturity
Gains	30	61
Losses	(59)	(173)

Net	(29)	(112)
Other investments
Gains	0	2
Losses	(1)	(108)

Net	(1)	(106)
Consolidated VIEs
Gains	57	-
Losses	(131)	(34)

Net	(74)	(34)
Other
Gains	0	62
Losses	(0)	(6)

Net	0	56
Total net realized gains (losses)(1)	(104)	(196)

Total investment income	$33	$(7)

(1) - Includes losses from other-than-temporary impairments.

Total investment income is generated as a result of the ongoing management of the Company’s investment portfolios. For the three months ended March 31, 2010, total investment income increased to $33 million from a loss of $7 million for the same period in 2009 primarily due to a reduction in total net realized losses.

Net realized losses from fixed-maturity investments of $29 million included other-than-temporary impairments of $30 million primarily related to RMBS and collateralized debt obligations. For the three months ended March 31, 2009, the net realized losses of $112 million included other-than-temporary impairments of $92 million primarily related to RMBS and other asset-backed securities.

Net realized losses from other investments for the three months ended March 31, 2009 of $106 million included other-than-temporary impairments of $104 million related to perpetual equity securities.

Net realized losses from consolidated VIEs for the three months ended March 31, 2010 of $74 million was primarily related to the elimination of two financial guarantee contracts under the accounting guidance for the consolidation of VIEs. Refer to “Note 3: Recent Accounting Pronouncements” for further discussion. Net realized losses from consolidated VIEs for the three months ended March 31, 2009 of $34 million resulted from an other-than-temporary impairment of asset-backed securities.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 8: Investment Income and Gains and Losses (continued)

Other net realized losses for the three months ended March 31, 2009 of $56 million were primarily due to gains from swap terminations.

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

Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	(in millions)
Balance, December 31, 2009	$389
Accounting transition adjustment(1)	(149)
Additions for credit loss impairments recognized in the current period on securities not previously impaired	19
Additions for credit loss impairments recognized in the current period on securities previously impaired	11
Additions for credit loss impairments recognized in prior periods for securities that were re-impaired with a non-credit component in the current period	-
Reductions for credit loss impairments previously recognized on securities sold during the period	-
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period(2)	-
Reductions for increases in cash flows expected to be collected over the remaining life of the security	(1)

Balance, March 31, 2010	$269

(1) - Reflects the adoption of the accounting principles for the consolidation of VIEs.

(2) - Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

For ABS (e.g., RMBSs and CDOs), the Company estimated expected future cash flows of each security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for each significant class of asset-backed securities for the three months ended March 31, 2010.

Asset-backed Securities
Expected size of losses(1):
Range(2)	0.00% to 98.83%
Weighted average(3)	42.87%
Current subordination levels(4):
Range(2)	0.00% to 22.13%
Weighted average(3)	3.37%
Prepayment speed (annual CPR)(5):
Range(2)	0.00 to 33.34
Weighted average(3)	6.90

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 8: Investment Income and Gains and Losses (continued)

Net unrealized gains (losses), including the portion of other-than-temporary impairments included in other comprehensive loss, reported within shareholders’ equity consisted of:

In millions	As of March 31, 2010	As of December 31, 2009
Fixed-maturity:
Gains	$188	$187
Losses	(934)	(1,495)
Foreign exchange	10	(29)

Net(1)	(736)	(1,337)
Other investments:
Gains	7	3
Losses	(35)	(62)

Net	(28)	(59)

Total	(764)	(1,396)
Deferred income taxes provision (benefit)	(263)	(421)

Unrealized gains (losses), net	$(501)	$(975)

(1) - The balance at December 31, 2009 includes $209 million of net unrealized losses from consolidated VIEs.

The change in net unrealized gains (losses) presented in the table above consisted of:

In millions	As of March 31, 2010	As of December 31, 2009
Fixed-maturity(1)	$601	$940
Other investments	31	261

Total	632	1,201
Deferred income tax charged (credited)	158	446

Change in unrealized gains (losses), net	$474	$755

(1) - The three month change at March 31, 2010 included $266 million of net unrealized gains due to the transition adjustment for the adoption of the accounting principles for consolidation of VIEs.

Note 9: Derivative Instruments

Overview

MBIA has entered into derivative transactions as an additional form of financial guarantee and for purposes of hedging risks associated with existing assets and liabilities and forecasted transactions. CDSs are also entered into in the asset/liability products business to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its asset management business. The Company accounts for derivative transactions in accordance with the accounting principles for derivative and hedging activities, which requires that all such transactions be recorded on the Company’s balance sheet at fair value. Fair value of derivative instruments is defined as the price that would be received to sell a derivative asset or paid to transfer a derivative liability (an exit price) in an orderly transaction between market participants at the measurement date.

Changes in the fair value of derivatives, excluding insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive income (loss),” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge. Changes in the fair value of insured derivatives are recorded in “Net change in fair value of insured derivatives.” The net change in the fair value of the Company’s insured derivatives has two primary components; (i) realized gains (losses) and other settlements on insured derivatives and (ii) unrealized gains (losses) on insured derivatives. “Realized gains (losses) and other settlements on insured derivatives” include (i) premiums received and receivable on written CDS contracts, (ii) premiums paid and payable to reinsurers in respect to CDS contracts, (iii) net amounts received or paid on reinsurance commutations, (iv) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event or settlement agreement, (v) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event or settlement agreement and (vi) fees relating to CDS contracts. The “Unrealized gains (losses) on insured derivatives” include all other changes in fair value of the insured derivative contracts.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

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

Corporate

The corporate operations have entered into a cross currency swap to hedge foreign exchange risks related to the issuance of certain MBIA long-term debt in accordance with the Company’s risk management policies. The cross currency swap has been designated as a cash flow hedge and hedges the variability arising from currency exchange rate movements on the foreign denominated fixed rate debt. Changes in the fair value of the cross currency swap are recorded in accumulated other comprehensive income (loss). As the debt is revalued at the spot exchange rate in accordance with accounting principles for foreign currency matters, an amount that will offset the related transaction gain or loss arising from the revaluation will migrate each period from accumulated other comprehensive income (loss) into earnings. This cash flow hedge was 100% effective during the first quarter of 2010.

Asset/Liability Products

The Company’s asset/liability products business has entered into derivative transactions primarily consisting of interest rate, cross currency, principal protection guarantees and CDSs. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to hedge the variability in cash flows resulting from fluctuations in foreign currency rates. The Company has also provided loss protection on certain Cutwater Investors Service Corp. (“Cutwater-ISC”) managed municipal pools that invest in highly rated short-term fixed-income securities. Such protection is accounted for as a derivative and is included as part of the Company’s principal protection guarantees. CDSs are entered into to hedge credit risk or to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its asset management business.

Certain interest rate and cross currency swaps qualify as fair value hedges. The fair value hedges are used to protect against changes in the market value of the hedged assets or liabilities. The gains and losses relating to the fair value hedges are recorded directly in earnings. Fair value hedges are hedging existing assets, liabilities or forecasted transactions.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

Credit Derivatives Sold

The following table presents information about credit derivatives sold (insured) by the Company’s insurance operations that were outstanding as of March 31, 2010. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

In millions		Notional Value

Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	9.1 Years	$27,371	$20,860	$17,880	$20,193	$33,803	$120,107	$(6,581)
Non-insured credit default swaps-VIE	5.9 Years	-	-	-	-	1,251	1,251	(349)
Insured swaps	16.4 Years	-	654	5,864	5,072	1,489	13,079	(13)
All others	10.5 Years	-	-	113	-	195	308	(43)

Total notional		$27,371	$21,514	$23,857	$25,265	$36,738	$134,745

Total fair value		$(97)	$(339)	$(746)	$(1,135)	$(4,669)		$(6,986)

The following table presents information about credit derivatives sold (insured) by the Company’s insurance operations that were outstanding as of December 31, 2009. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

In millions		Notional Value

Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	9.1 Years	$36,417	$27,279	$37,526	$5,155	$20,114	$126,491	$(4,545)
Insured swaps	16.2 Years	-	368	5,893	5,298	1,518	13,077	(12)
All others	10.6 Years	1	159	121	-	36	317	(25)

Total notional		$36,418	$27,806	$43,540	$10,453	$21,668	$139,885

Total fair value		$(186)	$(474)	$(1,182)	$(242)	$(2,498)		$(4,582)

Referenced credit ratings assigned by MBIA to insured credit derivatives are derived by the Company’s surveillance group in conjunction with representatives from its new business and risk divisions. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDSs are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDSs. The maximum amount of future payments that MBIA may be required to make under these guarantees is $118.0 billion. This amount is net of $21.1 billion of insured derivatives ceded under reinsurance agreements and capital market transactions in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives. The maximum potential amount of future payments (undiscounted) on insured swaps, total return swaps and credit linked notes sold are estimated as the notional value of such contracts.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The following table presents information about credit derivatives sold by the Company’s asset/liability products business that were outstanding as of March 31, 2010. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Principal protection guarantees	0.1 Years	$6,132	$-	$-	$-	$-	$6,132	$-
Credit linked notes	1.3 Years	15	-	-	20	106	141	(25)
Non-insured credit default swaps	1.9 Years	-	95	30	-	-	125	(2)

Total notional		$6,147	$95	$30	$20	$106	$6,398

Total fair value		$(1)	$(1)	$(1)	$(15)	$(9)		$(27)

The following table presents information about credit derivatives sold by the Company’s asset/liability products business that were outstanding as of December 31, 2009. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Principal protection guarantees	0.1 Years	$5,880	$-	$-	$-	$-	$5,880	$-
Credit linked notes	1.6 Years	15	-	-	20	106	141	(32)
Non-insured credit default swaps	2.1 Years	-	95	30	-	-	125	(3)

Total notional		$5,895	$95	$30	$20	$106	$6,146

Total fair value		$(2)	$(2)	$-	$(17)	$(14)		$(35)

The maximum potential amount of future payments (undiscounted) on derivatives presented in the preceding table are estimated as the notional value of such contracts.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

Financial Statement Impact

The Company offsets the fair value amounts recognized for derivative contracts executed with the same counterparty under a master netting agreement under the accounting principles of right to offset.

As of March 31, 2010, the total fair value of the Company’s derivative assets, before counterparty netting, was $795 million and the total fair value of the Company’s derivative liabilities, before counterparty netting, was $8.0 billion. The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of March 31, 2010:

In millions
		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$419	Derivative assets	$8	Derivative liabilities	$(33)
Currency swaps	38	Derivative assets	7	Derivative liabilities	(2)

Total designated	$457		$15		$(35)

Not designated as hedging instruments:
Insured credit default swaps	$139,418	Derivative assets	$659	Derivative liabilities	$(6,581)
Insured swaps	13,079	Derivative assets	-	Derivative liabilities	(13)
Non-insured credit default swaps	193	Derivative assets	3	Derivative liabilities	(4)
Non-insured credit default swaps-VIE	1,251	Derivative assets-VIE	-	Derivative liabilities-VIE	(349)
Interest rate swaps	4,137	Derivative assets	37	Derivative liabilities	(227)
Interest rate swaps -VIE	15,895	Derivative assets-VIE	4	Derivative liabilities-VIE	(637)
Interest rate swaps - embedded	492	Medium-term notes	3	Medium-term notes	(6)
Interest rate swaps - embedded - VIE	527	Other assets	-	Other liabilities	(13)
Credit linked notes	-	Derivative assets	-	Derivative liabilities	-
Credit linked notes	141	Fixed-maturity securities held at fair value	-	Fixed-maturity securities held at fair value	(25)
Currency swaps	523	Derivative assets	54	Derivative liabilities	(18)
All other	6,820	Derivative assets	4	Derivative liabilities	(46)
All other-VIE	442	Derivative assets-VIE	14	Derivative liabilities-VIE	-
All other - embedded	241	Other Assets	2	Other liabilities	(9)

Total non-designated	$183,159		$780		$(7,928)

Total derivatives	$183,616		$795		$(7,963)

(1) - In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

As of March 31, 2010, the total fair value of the Company’s derivative assets, after counterparty netting, was $799 million, of which $794 million was reported within “Derivative assets” and “Derivative assets-VIEs” on the Company’s consolidated balance sheets, and the total fair value of the Company’s derivative liabilities, after counterparty netting, was $7.7 billion, of which $7.6 billion was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheet.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

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

In millions
	Notional Amount Outstanding	Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$845	Derivative assets	$48	Derivative liabilities	$(31)
Currency swaps	40	Derivative assets	7	Derivative liabilities	(3)

Total designated	$885		$55		$(34)

Not designated as hedging instruments:
Insured credit default swaps	$147,153	Derivative assets	$756	Derivative liabilities	$(4,545)
Insured swaps	13,077	Derivative assets	-	Derivative liabilities	(12)
Non-insured credit default swaps	203	Derivative assets	10	Derivative liabilities	(5)
Interest rate swaps	4,630	Derivative assets	81	Derivative liabilities	(229)
Interest rate swaps -VIE	81	Derivative assets-VIE	-	Derivative liabilities-VIE	(9)
Interest rate swaps - embedded	520	Medium-term notes	8	Medium-term notes	(4)
Interest rate swaps - embedded-VIE	560	Other liabilities	-	Other assets	(12)
Credit linked notes	1	Derivative assets	-	Derivative liabilities	-
Credit linked notes	155	Fixed-maturity securities held at fair value	-	Fixed-maturity securities held at fair value	(33)
Currency swaps	646	Derivative assets	66	Derivative liabilities	(17)
All other	6,521	Derivative assets	11	Derivative liabilities	(29)
All other - embedded	242	Other Assets	-	Other liabilities	(3)

Total non-designated	$173,789		$932		$(4,898)

Total derivatives	$174,674		$987		$(4,932)

(1) - In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

As of December 31, 2009, the total fair value of the Company’s derivative assets, after counterparty netting, was $874 million, of which $866 million was reported within “Derivative assets” and “Derivative assets-VIEs” on the Company’s consolidated balance sheets, and the total fair value of the Company’s derivative liabilities, after counterparty netting, was $4.7 billion, of which $4.6 billion was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheet.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the three months ended March 31, 2010:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(42)	$42	$-

Interest rate swaps	Net realized gains (losses)	-	-	30

Interest rate swaps	Interest Expense	-	-	1

Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	-	-	-
Currency swaps	Interest Expense	-	-	(1)

Total		$(42)	$42	$30

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(2,193)

Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(34)

Insured swaps	Unrealized gains (losses) on insured derivatives	(1)

Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)

Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	18

Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(36)

Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(32)

Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	7

Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	10

All other	Unrealized gains (losses) on insured derivatives	(17)

All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(12)

All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange	(7)

Total		$(2,298)

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the three months ended March 31, 2009:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$113	$(103)	$10
Interest rate swaps	Net realized gains (losses)	-	-	56
Interest rate swaps	Interest Expense	-	-	1
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(5)	5	-
Currency swaps	Net realized gains (losses)	-	-	-
Currency swaps	Interest Expense	-	-	1

Total		$108	$(98)	$68

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,616
	Realized gains (losses) and other settlements on insured derivatives	-

Insured swaps	Unrealized gains (losses) on insured derivatives	-
	Realized gains (losses) and other settlements on insured derivatives	32

Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(21)

Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(15)

Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange	(6)

Total Return Swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)

Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	8

Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	6
All other	Unrealized gains (losses) on insured derivatives	(7)

Total		$1,612

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The amount of gains recognized in other comprehensive income (loss) on derivatives designated as cash flow hedges was $68 thousand for cross currency swaps. The amount of losses reclassified from other comprehensive income (loss) into net gains (losses) on financial instruments at fair value and foreign exchange was $34 thousand for the cross currency swaps. The Company expects that approximately $270 thousand of unrealized gains (including foreign exchange and net of tax) will migrate from accumulated other comprehensive income (loss) into earnings in the next twelve months. As of March 31, 2010, the maximum term of derivative instruments related to cash flow hedges is less than 1 year.

Counterparty Credit Risk

The Company manages counterparty credit risk on an individual counterparty basis through master netting agreements covering derivative transactions in the corporate and asset/liability products segments. These agreements allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either MBIA or the counterparty is downgraded below a specified credit rating.

In certain non-insurance derivative contracts, the Company also manages credit risk through collateral agreements that give the Company the right to hold or the obligation to provide collateral when the current market value of certain derivative contracts exceeds an exposure threshold. Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of March 31, 2010 and December 31, 2009, the Company did not hold cash collateral from derivative counterparties but posted cash collateral to derivative counterparties of $292 million and $163 million, respectively. These amounts are included in “Derivative liabilities” on the Company’s consolidated balance sheets. As of March 31, 2010 and December 31, 2009, the Company had securities with a fair value of $20 million posted to derivative counterparties.

As of March 31, 2010 and December 31, 2009, the fair value was positive on two Credit Support Annexes (“CSAs”) which govern collateral posting requirements between MBIA and its derivative counterparties. The aggregate positive fair value for these two CSAs was $15 million and $6 million, respectively, for which the Company did not receive collateral because the Company’s credit rating was below the CSA minimum credit ratings level for holding counterparty collateral. The lowest rated of the two counterparties was A1 by Moody’s and A+ by S&P.

Note 10: Loss and Loss Adjustment Expense Reserves

For the three months ended March 31, 2010, the Company incurred loss and LAE of $214 million. Included in the $214 million of loss and LAE were gross losses related to actual and expected future payments of $381 million, of which $140 million related to insured RMBS transactions. Offsetting these losses were actual and estimated potential recoveries of $143 million and reinsurance of $24 million. Included in the $143 million of estimated potential recoveries were $42 million of potential recoveries related to the Company’s RMBS transactions and approximately $101 million related to an increase in expected recoveries on unpaid losses. The $42 million of RMBS insurance loss recoveries comprised approximately $151 million related to recoveries of amounts expected to be paid from excess cash flows within the securitizations offset by a $109 million decrease in estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and alternative A-paper (“Alt-A”) securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages.

Total paid activity, net of reinsurance and collections, for the three months ended March 31, 2010 was $347 million and included $339 million of payments for insured RMBS transactions. For the three months ended March 31, 2010, estimated recoveries on paid losses totaled $172 million and were primarily related to insured RMBS transactions.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

RMBS Recoveries

In 2010, the Company continued its review of mortgage loans in the Company’s insured transactions. As a result, the expected net cash flows were revised based on increasing likelihood of potential recoveries related to ineligible mortgage loans in certain insured first and second-lien residential mortgage loan securitizations where the sellers/servicers have a contractual obligation to cure, repurchase or replace ineligible mortgage loans. The Company’s recovery outlook is principally based on the following factors:

1.	the strength of the Company’s existing contract claims related to ineligible loan substitution/repurchase obligations;

2.	the improvement in the financial strength of issuers due to mergers and acquisitions and/or government assistance, which will facilitate their ability to comply with required loan repurchase/substitution obligations. The Company is not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. Any credit risk associated with these sponsors (or their successors) is reflected in the Company’s probability-weighted potential recovery scenarios;

3.	evidence of loan repurchase/substitution compliance by sellers/servicers for put-back requests made by other harmed parties with respect to ineligible loans that are similar to the type of ineligible loans that have been identified in the Company’s insured home equity lines of credit (“HELOCs”) and closed-end second mortgages (“CES”) portfolio, including substantial amounts paid to Federal Home Loan Mortgage Corporation (“FHLMC”) for substantially similar claims;

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

Forensic Review

Since 2008, the Company engaged loan level forensic review consultants to re-underwrite/review a sample of the mortgage loan files underlying MBIA’s HELOC, CES and Alt-A transactions insured by MBIA. As of March 31, 2010, MBIA’s insured transactions contained well over 400,000 individual mortgages, of which over 41,000 mortgage loans were reviewed within 32 insured issues containing first and second-lien mortgage loan securitizations. During their review, the consultants utilized the same underwriting guidelines that the originators were to have used to qualify borrowers when originally underwriting the loans and determined that there were a high proportion of ineligible mortgages within the sample. The forensic review consultants graded the individual mortgages that were sampled into an industry standard three level grading scale, defined as i) Level 1- loans complied with specific underwriting guidelines, ii) Level 2—loans contained some deviation from underwriting guidelines but also contained sufficient mitigating factors, iii) Level 3—loans contained material deviation from the underwriting guidelines.

The consultants further stratify the Level 3 exceptions into the following five categories: Appraisal Breaches, Credit Breaches, Compliance Breaches, Credit and Compliance Breaches and Missing Documentation Breaches. Examples of breaches within these strata include:

•	Appraisal Breaches: missing appraisals, defects in the title, missing title, and related errors/omissions with regards to the appraisal process.

•

Credit Breaches: unreasonably stated income, missing income verification, debt to income ratio in excess of stated guidelines, FICO score outside of stated guidelines, and related deficiencies in the loan file or application.

•	Compliance Breaches: for examples, missing Regulation B and or Regulation Z forms and or, missing good faith estimates.

•	Credit and Compliance Breaches: loans which reflect both credit and compliance issues.

•	Missing Documentation Breaches: missing documentation in the loan file.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

As of March 31, 2010, MBIA recognized estimated potential recoveries, net of insurance, of $1.2 billion. This amount excludes $715 million that was reclassified to “Loan repurchase commitments” on the Company’s consolidated balance sheets as a result of consolidating VIEs. These recoveries were based on the expected values of transaction-specific distributions of possible outcomes (factoring in all known uncertainties). The outcomes include: 1) recovery of amounts related to charged off loan files that the Company has already reviewed and found to breach representations; 2) recovery of amounts related to currently performing loans expected to be charged off in the future, assuming breach rates on those loans are consistent with breach rates on the population of loans the Company has reviewed; and 3) recoveries assuming sellers/servicers repurchase all loans that were deemed to be in breach of the sellers/servicers’ representations, estimated by applying the breach rates on loans the Company has reviewed to the entire population of loans, including those not expected to be charged off. Probabilities are then assigned to each scenario, based on the extent of actual file reviews supporting the estimated recoveries, the risk of litigation, risk of error in determining breach rates, counterparty credit risk, the cost of litigation and potential for delay, and other sources of uncertainty. The sum of the probabilities assigned to all scenarios is 100 percent. Expected cash inflows from recoveries are discounted using the current risk-free rate associated with the underlying credit, which ranged from 1.72% to 3.90% depending upon the transaction’s expected average life.

The Company also performed a credit assessment of sellers/servicers against whom MBIA has asserted breaches of contract and has determined that the sellers/servicers of loans for which MBIA has recognized potential recoveries have sufficient capital and resources to honor their obligations. The Company has not recognized potential recoveries related to sellers/servicers that MBIA has determined did not have sufficient capital and resources to honor their obligations.

In turn, the Company has submitted thousands of ineligible loans for repurchase/substitution to the sponsors or sellers/servicers. The unsatisfactory resolution of these contractual matters, in addition to the pervasive misrepresentations made by the certain sellers/servicers in inducing MBIA Corp. to write insurance of the transactions, has led the Company to pursue litigation against three of these sellers/servicers seeking to enforce the sellers/servicers’ obligation to repurchase or replace ineligible mortgage loans, and seeking damages for both breaches of contractual obligations and fraud. MBIA’s forensic examination of loan repurchase/substitution requirements for various issuers remains ongoing.

The Company considered and will continue to consider all relevant facts and circumstances, including the factors described above, in developing its assumptions on expected cash inflows, probability of potential recoveries (including the outcome of litigation) and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented as additional forensic reviews are performed as developments in the pending litigation proceedings occur or new litigation is initiated. These and other factors could influence the amount of the recoveries. The Company utilized the results of the above described loan file examinations to make demands for loan repurchases from originators and servicers or their successors and, in certain instances, as a part of the basis for litigation filings. While the Company believes that these ineligible mortgage loans are subject to repurchase or replacement obligations by the sellers/servicers, successful challenges of such determinations by the sellers/servicers could result in the Company recovering less than the amount of its estimated potential recoveries and, therefore, recognizing higher incurred losses. As a result of the factors described above, the Company’s estimate of potential recoveries could change materially in the future.

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

The Company believes that, on a contractual basis, the sellers/servicers in MBIA-insured mortgage transactions are obligated to cure, replace, or repurchase all the deficient loans for which the Company has recorded potential recoveries. To date, only a nominal amount of the loans for which MBIA has incurred losses and put-backs have been repurchased. The unsatisfactory resolution of these put-backs has caused MBIA to initiate litigation with three of the sellers to enforce their obligations. The Company has alleged several causes of action in its complaints, including breach of contract, fraudulent inducement and indemnification. MBIA’s $1.9 billion of estimated potential recoveries do not include damages from causes of action other than breach of contract for failure to repurchase specific loans. While two of the sellers/servicers of MBIA’s transactions filed motions to dismiss MBIA’s fraudulent inducement, indemnification, and certain other claims, they have not moved to dismiss the Company’s breach of contract claims. Furthermore, the sellers/servicers’ motions to dismiss the Company’s fraud claims have been denied.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

The Company will continue to assess the level of expected recoveries based on additional forensic reviews on additional loans, developments in the pending litigation proceedings or in any new litigation that the Company files and other factors that could influence the amount of the recoveries. As a result the factors described above the Company’s estimate of recoveries could change materially in the future.

Loss and LAE Process and Reserves

The Company’s insured portfolio management groups within its U.S. public finance insurance and structured finance and international insurance businesses (collectively, “IPM”) monitor MBIA’s outstanding insured obligations with the objective of minimizing losses. IPM meets this objective by identifying issuers that, because of deterioration in credit quality or changes in the economic, regulatory or political environment, are at a heightened risk of defaulting on debt service of obligations insured by MBIA. In such cases, IPM works with the issuer, trustee, bond counsel, servicer, underwriter and other interested parties in an attempt to alleviate or remedy the problem and avoid defaults on debt service payments. Once an obligation is insured, MBIA typically requires the issuer, servicer (if applicable) and the trustee to furnish periodic financial and asset-related information, including audited financial statements, to IPM for review. IPM also monitors publicly available information related to insured obligations. Potential problems uncovered through this review, such as poor financial results, low fund balances, covenant or trigger violations and trustee or servicer problems or other events that could have an adverse impact on the insured obligation, could result in an immediate surveillance review and an evaluation of possible remedial actions. IPM also monitors and evaluates the impact on issuers of general economic conditions, current and proposed legislation and regulations, as well as state and municipal finances and budget developments.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of March 31, 2010:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	192	69	10	146	417
Number of issues(1)	38	32	10	91	171
Remaining weighted average contract period (in years)	10.6	12.7	8.2	8.6	9.7
Gross insured contractual payments outstanding(2):
Principal	$5,516	$2,528	$524	$11,140	$19,708
Interest	3,965	2,208	301	4,533	11,007

Total	$9,481	$4,736	$825	$15,673	$30,715

Gross claim liability	$-	$-	$-	$1,985	$1,985
Less:
Gross potential recoveries	-	-	-	2,830	2,830
Discount, net	-	-	-	(172)	(172)

Net claim liability (recoverable)	$-	$-	$-	$(673)	$(673)

Unearned premium revenue	$228	$42	$5	$107	$382

(1) - An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) - Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

The gross claim liability of $2.0 billion reported in the preceding table represents the Company’s estimate of undiscounted probability-weighted future claim payments, which primarily relate to insured RMBS transactions. The gross potential recoveries of $2.8 billion reported in the preceding table represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments, and primarily relate to insured RMBS transactions.

The following table provides information about the components of the Company’s insurance loss reserves and recoverables included for insured obligations within MBIA’s classified list as of March 31, 2010. The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries discussed above and reflect the classification of such amounts reported on the Company’s consolidated balance sheet.

In millions	Classified List
Loss reserves (claim liability)	$1,167
LAE reserves	77

Loss and LAE reserves	$1,244

Insurance claim loss recoverable	$(1,905)
LAE insurance loss recoverable	-

Insurance loss recoverable	$(1,905)

Reinsurance recoverable on unpaid losses	$39
Reinsurance recoverable on LAE reserves	1
Reinsurance recoverable on paid losses	20

Reinsurance recoverable on paid and unpaid losses	$60

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

The loss and LAE reserves (claim liability) reported in the preceding table primarily relate to probability-weighted expected future claim payments on insured RMBS transactions. Loss and LAE reserves include $1.9 billion of reserves for expected future payments offset by expected recoveries of such future payments of $610 million. The insurance loss recoverable reported in the preceding table primarily relates to probability-weighted estimated recoveries of payments made by the Company resulting from ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans and expected future recoveries on RMBS transactions resulting from expected excess spread generated by performing loans in such transactions. The Company estimates that MBIA will be reimbursed for potential recoveries related to ineligible mortgage loans, which represent the majority of the Company’s insurance loss recoverable, by mid-year 2012.

The following table presents changes in the Company’s loss and LAE reserve for the three months ended March 31, 2010. Changes in the loss and LAE reserve attributable to the accretion of the discount on the loss reserve, changes in discount rates, and changes in the timing and amounts of estimated payments and recoveries are recorded in “Losses and loss adjustment expenses” in the Company’s statement of operations. LAE reserves are expected to be settled within a one year period and are not discounted. As of March 31, 2010, the weighted average risk-free rate used to discount the claim liability was 3.04%.

In millions
Gross Loss and LAE Reserve as of December 31, 2009	Accounting Transition Adjustment(1)	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Timing of Payments	Changes in Amount of Net Payments	Changes in Assumptions	Changes in Unearned Premium Revenue	Change in LAE Reserves	Gross Loss and LAE Reserve as of March 31, 2010
$1,580	$(364)	$(336)	$1	$(9)	$229	$(186)	$322	$-	$7	$1,244

(1) - Reflects the adoption of the amended accounting principles for the consolidation of variable interest entities.

Gross loss and LAE reserves as of March 31, 2010 of approximately $1.2 billion decreased from approximately $1.6 billion as of December 31, 2009. The decrease in case basis reserves was primarily due to an adjustment of $364 million for the adoption of the amended accounting principles for the consolidation of variable interest entities and a decrease in reserves related to payment activity. Offsetting this were changes in assumptions of $322 million due to credit deterioration and changes in the timing on payments of $229 million.

The following table presents the Company’s insurance loss recoverable as of March 31, 2010. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, and changes in the timing and amounts of estimated collections are recorded in “Loss and loss adjustment expenses” in the Company’s statement of operations. The Company’s insurance loss recoverable decreased $540 million primarily due to the adoption of the amended accounting principles for the consolidation of variable interest entities.

In millions
Insurance Loss Recoverable as of December 31, 2009	Accounting Transition Adjustment(1)	Collections for Cases with Recoverables	Accretion of Insurance Loss Recoverable	Changes in Discount Rates	Changes in Timing of Collections	Changes in Assumptions	Change in LAE Recoverable	Insurance Loss Recoverable as of March 31, 2010
$2,445	$(594)	$(3)	$9	$-	$33	$47	$(32)	$1,905

(1) - Reflects the adoption of the amended accounting principles for the consolidation of variable interest entities.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

Costs associated with remediating insured obligations assigned to the Company’s “Caution List—Low,” “Caution List—Medium,” “Caution List—High” and “Classified List” are recorded as LAE. LAE is recorded as part of the Company’s provision for its loss reserves and included in “Losses and loss adjustment” on the Company’s consolidated statement of operations. The following table presents the expenses (gross and net of reinsurance) related to remedial actions for insured obligations:

	Three Months Ended March 31,
In millions	2010	2009
Loss adjustment expense incurred, gross	$14	$25
Loss adjustment expense incurred, net	$12	$25

Note 11: Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
In millions	2010		2009
Pre-tax income (loss)	$(2,259)		$985
Provision (benefit) for income taxes	$(779)	34.5%	$285	28.9%

Embedded in the effective tax rate for the three months ended March 31, 2010 are the tax effects of the Company’s expected operating activities such as scheduled premium earnings, fees, net investment income, and operating expenses. The Company’s effective tax rate related to the pre-tax income for the three months ended March 31, 2010 was primarily a result of a net unrealized loss on its derivative portfolio, the tax-exempt interest from investments, and a decrease in the valuation allowance. The Company’s effective tax rate related to the pre-tax income for the three months ended March 31, 2009 was primarily a result of an unrealized net gain recorded on the Company’s derivatives portfolio, tax-exempt interest from investment, and the establishment of a valuation allowance.

The Company has calculated its effective tax rate for the full year of 2010 by treating the net unrealized gain on its derivative portfolio as a discrete item. As such, this amount is not included when projecting the Company’s full year effective tax rate but rather is accounted for at 35% after applying the projected full year effective tax rate to actual three-month results. Given the Company’s inability to estimate this item for the full year of 2010, the Company believes that it is appropriate to treat net unrealized gains and losses on its derivative portfolio as a discrete item for purposes of calculating the effective tax rate for the year.

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

As of March 31, 2010, the Company reported a net deferred tax asset of $1.6 billion primarily related to the cumulative unrealized losses on its derivative and investment portfolios. Included in the net deferred tax asset of $1.6 billion is the valuation allowance of $483 million. For the three months ended March 31, 2010, the Company decreased its valuation allowance by $7 million. The change in the valuation allowance for the three months ended March 31, 2010 was primarily due to capital gains in excess of realized losses from asset impairments. As of March 31, 2009, the Company had a valuation allowance of $419 million.

Unrealized Losses on Credit Derivative Contracts

Approximately $1.9 billion of the net deferred tax asset was a result of the cumulative net unrealized losses of $5.3 billion, which excludes credit impairments, primarily related to insured credit derivatives. The Company believes that such deferred tax asset will more likely than not be realized as the Company expects the unrealized losses and its related deferred tax asset to substantially reverse over time. As such, no valuation allowance with respect to this item was established. In its conclusion, the Company considered the following evidence (both positive and negative):

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 11: Income Taxes (continued)

•

Due to the long-tail nature of the financial guarantee business, it is important to note that MBIA Inc.’s insurance subsidiaries, even without regard to any new business, will have a steady stream of scheduled premium earnings with respect to the existing insured portfolio. MBIA Corp.’s announcement in February 2008 of a temporary suspension in writing new structured finance transactions and a permanent cessation with respect to insuring new CDS contracts, except in transactions related to the reduction of existing derivative exposure, would not have an impact on the expected earnings related to the existing insured portfolio. Although MBIA Corp. expects a significant portion of the unrealized losses to reverse over time, MBIA Corp. performed a taxable income projection over a 20-year period to determine whether it will have sufficient income to offset its deferred tax assets that will generate future ordinary deductions. In this analysis, MBIA Corp. concluded that premium earnings, even without regard to any new business, combined with investment income, less deductible expenses, will be sufficient to recover the net deferred tax asset of $1.6 billion.

•

The Company’s taxable income projections used to assess the recoverability of its deferred tax asset include an estimate of future loss and LAE equal to the present value discount of loss reserves already recognized on the Company’s balance sheet and an estimate of LAE which is generally insignificant. The Company does not assume additional losses, with the exception of the accretion of its existing present value loss reserves, because the Company establishes case basis reserves on a present value basis based on an estimate of probable losses on specifically identified credits that have defaulted or are expected to default.

•

While the ratings downgrades by the rating agencies have currently precluded the Company’s ability to write new business, the downgrades did not have a material impact on earnings from the existing insured portfolio, which the Company believes will be sufficient to absorb losses in the event that the cumulative unrealized losses become fully impaired.

•

With respect to installment policies, the Company generally does not have an automatic cancellation provision solely in connection with ratings downgrades. For purposes of projecting future taxable income, the Company has applied a haircut to adjust for the possible cancellation of future installment premiums based on recent data. With regards to upfront policies, to the extent that the issuer chooses to terminate a policy, any unearned premium reserve with respect to that policy will be accelerated and earned (i.e., refundings).

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

Realized Gains and Losses

As of March 31, 2010, the Company had a full valuation allowance against the deferred tax asset related to realized losses from asset write-downs due to credit impairments and sales of investments.

Unrealized Losses on Debt and Equity Securities

As of March 31, 2010, the Company had approximately $263 million in deferred tax assets related to unrealized losses on investments. The Company intends to hold these investments until maturity or until such time as the value recovers. As such, the Company expects that its deferred tax assets will reverse over the life of the securities.

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of March 31, 2010. The Company continues to assess the adequacy of its valuation allowances as additional evidence becomes available.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 11: Income Taxes (continued)

The Company has experienced a shift in ownership as a result of our February 2008 equity offering, as well as Warburg Pincus investments and other transactions involving MBIA’s shares. As of March 31, 2010, the Company, however, has not triggered a Section 382 Ownership Change. If the Company were to experience a Section 382 Ownership Change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carryforwards and certain other losses, credits, deductions or tax basis. The Company cannot give any assurance that it will not undergo an ownership change at a time when this limitation would have a significant effect. As of March 31, 2010, the increase in the aggregate ownership of certain stockholders of MBIA over the relevant testing period was 44%.

Treatment of Undistributed Earnings of Certain Foreign Subsidiaries—“Accounting for Income Taxes—Special Areas”

No U.S. deferred income taxes have been provided on the undistributed earnings of MBIA UK, Euro Asset Acquisitions Ltd. (“EAAL”), and the remaining earnings of MBIA Assurance, which merged into MBIA UK as of December 31, 2007, because of the Company’s practice and intent to permanently reinvest its earnings. The cumulative amounts of such untaxed earnings were $102 million and $54 million for the three months ended March 31, 2010 and 2009, respectively.

Five-Year NOL Carryback

On November 6, 2009, as part of The Worker, Homeownership, and Business Assistance Act of 2009, the NOL carryback provision within the U.S. income tax law was amended to allow, through an election, all businesses with NOLs in either 2008 or 2009 (but not both) to claim refunds of taxes paid within the prior five years. In the fifth preceding year of the carryback period, the recovery is limited to 50% of taxable income for that carryback year. There is no such limitation to the first four preceding years of the carryback period.

Based on the Company’s NOL position for the tax year ended December 31, 2009, the Company made the election under the new 5-year NOL carryback provision and expects to recover approximately $391 million in taxes paid during the carryback period. The amount of the expected refund will be allocated amongst the eligible members in accordance with the provision of the Company’s tax sharing agreement. MBIA Inc.’s approximate share of the refund is $137 million, MBIA Insurance Corp.’s share is $251 million and National’s share is $3 million. The Company expects to receive the refund in the second quarter of 2010.

Accounting for Uncertainty in Income Taxes

It is the Company’s policy to record and disclose interest and penalties related to income taxes as a component of income taxes in the statement of operations. For the three months ended March 31, 2010 and 2009, the Company has recorded an expense of $1 million and a benefit of $2.8 million, respectively, as the total amount of interest and penalties related to income taxes.

The change in the unrecognized tax benefit (“UTB”) as of March 31, 2010 and December 31, 2009 is as follows:

In thousands
Unrecognized tax positions as of December 31, 2009	$9,557
The gross amount of the increase/(decrease) in UTB as a result of tax positions taken:
During prior year	-
During current year	-
The amounts of decreases in the UTB related to settlements with taxing authorities	-
The reduction to UTB as a result of the applicable statute of limitation	-

Unrecognized tax positions as of March 31, 2010	$9,557

For the three months ended March 31, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $10 million.

MBIA’s major tax jurisdictions include the U.S., the U.K. and France.

MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. The IRS is currently examining tax years 2005 through 2008, which is expected to be concluded before the end of year 2010. The U.K. tax authorities are currently auditing tax years 2005 through 2007, which is expected to be concluded before end of year 2010.

It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months due to the possibility of the conclusion of all the tax examinations. The range of this possible change in the amount of uncertain tax benefits cannot be estimated at this time.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 12: Business Segments

MBIA manages its activities primarily through three principal business operations: U.S. public finance insurance, structured finance and international insurance, and advisory services. The Company’s financial guarantee insurance business is operated through two subsidiaries, National and MBIA Corp., and our advisory services business is operated through Cutwater. The Company’s corporate segment includes revenues and expenses that arise from general corporate activity. The Company also manages asset/liability products and conduit programs, which are in wind-down.

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

Following is a description of each of the Company’s reportable operating segments:

The Company’s U.S. public finance insurance segment has been conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, U.S. public finance insured obligations when due. The obligations are generally not subject to acceleration, except that National may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. National issues financial guarantees for municipal bonds and bonds backed by publicly or privately funded public-purpose projects.

The Company’s structured finance and international insurance segment has been principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, global structured finance and non-U.S. public finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. are insured by MBIA Corp., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA issues financial guarantees for municipal bonds, ABSs and MBSs, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, and bonds backed by other revenue sources such as corporate franchise revenues. Insured ABS include collateral consisting of a variety of consumer loans, corporate loans and bonds, trade and export receivables, aircraft, equipment and real property leases and insured MBS include collateral consisting of residential and commercial mortgages. In previous years, MBIA had insured CDSs on structured pools of corporate obligations, RMBS, and commercial real estate-backed securities and loans.

The Company is no longer insuring new credit derivative contracts except for transactions related to the reduction of existing derivative exposure. The structured finance market continues to recover from the global credit crisis with new issuance volume, though increasing, still well below historical averages. It is unclear how or when the Company may be able to re-engage this market.

The advisory services segment primarily consists of the operations of Cutwater-ISC, Cutwater Asset Management Corp (“Cutwater-AMC), and Cutwater Asset Management UK Limited (“Cutwater –UK”). Cutwater-ISC and Cutwater-AMC provide fee-based asset management services, including pooled investments products and customized asset management, to third-party institutional clients and to MBIA Inc. and its subsidiaries, as well as portfolio accounting and reporting services. Cutwater-ISC and Cutwater-AMC are SEC-registered investment advisers. Cutwater-AMC is also a Financial Industry Regulatory Authority member firm. Cutwater-UK provides fee-based asset management services to the Company’s foreign insurance affiliates and EAAL, and to third-party institutional clients and investment structures. Cutwater-UK is registered with the Financial Services Authority in the U.K.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 12: Business Segments (continued)

The Company’s wind-down operations consists of the asset/liability products and conduits segments.

The asset/liability products segment, principally consisting of the activities of MBIA Investment Management Corp. (“IMC”), GFL and EAAL. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It has also provided customized products for funds that are invested as part of asset-backed or structured product transactions. GFL raises funds through the issuance of medium-term notes with varying maturities, which are, in turn, guaranteed by MBIA Corp. GFL lends the proceeds of these medium-term note issuances to MBIA Inc. (“GFL Loans”). MBIA Inc. invests the proceeds of investment agreements and GFL Loans in eligible investments, which consisted of investment grade securities at the time of purchase with a minimum average double-A credit quality rating. MBIA Inc. primarily purchases domestic securities, which are pledged to MBIA Corp. as security for its guarantees on investment agreements and medium-term notes. Additionally, MBIA Inc. loans a portion of the proceeds from investment agreements and medium-term notes to EAAL. EAAL primarily purchases foreign assets as permitted under the Company’s investment guidelines.

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

The Company’s corporate segment is a reportable segment and includes revenues and expenses that arise from general corporate activities, such as net investment income, net gains and losses, interest expense on MBIA Inc. debt and general corporate expenses.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 12: Business Segments (continued)

The following tables summarize the Company’s operations for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31, 2010
In millions	U.S. Public Finance Insurance (National)	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$164	$198	$6	$1	$32	$-		$401
Realized gains and other settlements on insured derivatives	0	(34)	-	-	-	-		(34)
Unrealized gains (losses) on insured derivatives	0	(2,211)	-	-	-	-		(2,211)
Net gains (losses) on financial instruments at fair value and foreign exchange	-	(3)	0	(28)	(14)	-		(45)
Net realized gains (losses)	2	5	1	2	(11)	-		(1)
Net investment losses related to other-than-temporary impairments	-	(3)	-	-	(27)	-		(30)
Net gains on extinguishment of debt	-	-	-	-	0	-		0
Revenues of consolidated VIEs	-	49	-	-	15	-		64
Inter-segment revenues(2)	27	25	10	27	(5)	(84)		-

Total revenues	193	(1,974)	17	2	(10)	(84)		(1,856)
Loss and LAE incurred	25	189	-	-	-	-		214
Operating expenses	8	39	12	25	1	-		85
Interest expense	-	34	-	17	33	-		84
Expenses of consolidated VIEs	-	16	-	-	4	-		20
Inter-segment expense(2)	28	36	2	2	18	(86)		-

Total expenses	61	314	14	44	56	(86)		403

Income (loss) before taxes	$132	$(2,288)	$3	$(42)	$(66)	$2		$(2,259)

Identifiable assets	$8,195	$25,358	$85	$1,326	$7,795	$(8,226	)(3)	$34,533

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees, and insurance recoveries.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivable and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 12: Business Segments (continued)

	Three Months Ended March 31, 2009

In millions	U.S. Public Finance Insurance (National)	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$139	$197	$9	$1	$60	$-		$406
Realized gains and other settlements on insured derivatives	0	32	-	-	-	-		32
Unrealized gains (losses) on insured derivatives	0	1,609	-	-	-	-		1,609
Net gains (losses) on financial instruments at fair value and foreign exchange	-	0	0	(9)	55	-		46
Net realized gains (losses)	-	8	0	(1)	27	-		34
Net investment losses related to other-than-temporary impairments	-	-	-	-	(196)	-		(196)
Net gains on extinguishment of debt	-	0	-	1	4	5		10
Revenues of consolidated VIEs	-	(13)	-	-	1	-		(12)
Inter-segment revenues(2)	42	50	5	6	1	(104)		-

Total revenues	181	1,883	14	(2)	(48)	(99)		1,929
Loss and LAE incurred	58	636	-	-	-	-		694
Operating expenses	4	86	10	7	5	-		112
Interest expense	-	33	-	18	59	-		110
Expenses of consolidated VIEs	-	21	-	-	7	-		28
Inter-segment expense(2)	32	37	-	1	34	(104)		-

Total expenses	94	813	10	26	105	(104)		944

Income (loss) before taxes	$87	$1,070	$4	$(28)	$(153)	$5		$985

Identifiable assets	$7,950	$16,567	$106	$1,161	$10,433	$(8,310	)(3)	$27,907

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees, and insurance recoveries.
(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivable and payables.
(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
In millions	2010	2009
Total net premiums earned:
United States	$142	$173
United Kingdom	12	9
Europe (excluding United Kingdom)	5	4
Internationally diversified	10	57
Central and South America	10	9
Asia	4	4
Other	3	4

Total	$186	$260

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 12: Business Segments (continued)

The following tables summarize the segments within the wind-down operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$31	$1	$-	$32
Net gains (losses) on financial instruments at fair value and foreign exchange	(14)	-	-	(14)
Net realized gains (losses)	(11)	-	-	(11)
Net investment losses related to other-than-temporary impairments	(27)	-	-	(27)
Net gains on extinguishment of debt	0	-	-	0
Revenues of consolidated VIEs	12	3	-	15
Inter-segment revenues(2)	(3)	(1)	(1)	(5)

Total revenues	(12)	3	(1)	(10)
Operating expenses	1	0	-	1
Interest expense	33	-	-	33
Expenses of consolidated VIEs	-	4	-	4
Inter-segment expense(2)	18	1	(1)	18

Total expenses	52	5	(1)	56

Income (loss) before taxes	$(64)	$(2)	$-	$(66)

Identifiable assets	$6,113	$1,931	$(249)	$7,795

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 12: Business Segments (continued)

	Three Months Ended March 31, 2009
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$60	$0	$-	$60
Net gains (losses) on financial instruments at fair value and foreign exchange	55	-	-	55
Net realized gains (losses)	27	-	-	27
Net investment losses related to other-than-temporary impairments	(196)	-	-	(196)
Net gains on extinguishment of debt	4	-	-	4
Revenues of consolidated VIEs	-	1		1
Inter-segment revenues(2)	1	(1)	1	1

Total revenues	(49)	-	1	(48)
Operating expenses	5	-	-	5
Interest expense	59	-	-	59
Expenses of consolidated VIEs	-	7	-	7
Inter-segment expense(2)	33	1	-	34

Total expenses	97	8	-	105

Income (loss) before taxes	$(146)	$(8)	$1	$(153)

Identifiable assets	$8,158	$2,275	$-	$10,433

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 13: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended March 31, 2010 and 2009, there were 6,738,060 and 6,847,654, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
$ in millions except per share amounts	2010	2009
Net income (loss)	$(1,480)	$701
Net income (loss) available to common shareholders	$(1,480)	$697
Basic weighted-average shares(1)	204,938,455	208,504,957
Effect of common stock equivalents:
Stock options	-	-
Restricted stock and units	-	-

Diluted weighted-average shares	204,938,455	208,504,957

Basic EPS:
Net income (loss)	$(7.22)	$3.34

Diluted EPS:
Net income (loss)	$(7.22)	$3.34

(1) -	Includes 5,418,849 and 4,670,253 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the three months ended March 31, 2010 and 2009, respectively.

Note 14: Commitments and Contingencies

Corporate Litigation

The Company was named as a defendant, along with certain of its current and former officers, in private securities actions that were consolidated in the United States District Court for the Southern District of New York as In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). The plaintiffs asserted claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs purport to be acting as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”). The lawsuit asserts, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with a health care transaction loss. The plaintiffs allege that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices throughout the Class Period.

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that plaintiffs’ claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. On November 12, 2008, the United States Court of Appeals for the Second Circuit affirmed the Court’s dismissal on statute of limitations grounds, but remanded the case to allow the plaintiffs to file an amended complaint. The Second Consolidated Amended Class Action Complaint was filed on February 18, 2009. The defendants filed their renewed motion to dismiss on April 17, 2009, and on September 24, 2009, the Court granted that motion and dismissed plaintiffs’ complaint with prejudice. On November 2, 2009, the plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit, plaintiffs filed their opening brief on April 27, 2010.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 14: Commitments and Contingencies (continued)

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re MBIA Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff, the Teachers’ Retirement System of Oklahoma, seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. On March, 31, 2010, the Court denied in part and granted in part MBIA’s motion to dismiss. The motion to dismiss was granted in full as to Messrs. Chaplin and Dunton.

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant, entitled Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515, (the “Detroit Complaint”), was filed in the United States District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Consolidated Class Action, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The Detroit Complaint purports to relate to a so-called “Relevant Time Period” from February 9, 2006, through the time of filing of the complaint. A Special Litigation Committee of two independent directors of MBIA Inc. (the “SLC”) has determined after a good faith and thorough investigation that pursuit of the allegations set out in the Detroit Complaint is not in the best interests of MBIA and its shareholders. On January 23, 2009, the SLC served a motion to dismiss the Detroit Complaint. In November 2009, District Court Judge Kenneth M. Karas referred the case to Magistrate Judge George A. Yanthis for pretrial purposes. Magistrate Judge Yanthis has ordered discovery to proceed pending the SLC’s motion to dismiss. Discovery has been stayed, however, while MBIA’s objection to that order is pending before District Court Judge Karas.

On August 11, 2008, a shareholder derivative lawsuit entitled Crescente v. Brown et al., No. 08-17595 (the “Crescente Complaint”) was filed in the Supreme Court of the State of New York, County of Westchester against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant. The gravamen of this complaint is similar to the Detroit Complaint except that the time period assuredly covered is from January, 2007, through the time of filing of this complaint. The derivative plaintiff has agreed to stay the action pending the outcome of the SLC’s motion to dismiss the Detroit Complaint.

On July 23, 2008, the City of Los Angeles filed two complaints in the Superior Court of the State of California, County of Los Angeles, against the Company and others. The first complaint, against the Company, AMBAC Financial Group, Inc., XL Capital Assurance Inc., ACA Financial Guaranty Corp., Financial Guaranty Insurance Company, and CIFG Assurance North America, Inc., alleged (i) participation in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance and (ii) participation in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and a failure to adequately disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence and negligent misrepresentation. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, San Francisco County, by the City of Stockton, the City of Oakland, the City and County of San Francisco, the County of San Mateo, the County of Alameda, the City of Los Angeles Department of Water and Power, by the Sacramento Municipal Utility District, and the City of Sacramento between July 23, 2008 and January 6, 2009. These cases are now part of a coordinated proceeding referred to as Ambac Bond Insurance Cases. On April 8, 2009, The Olympic Club filed a complaint against the Company in the Superior Court of the State of California, County of San Francisco, making similar allegations of participation in risky financial transactions in other lines of business that allegedly damaged the Company’s financial condition, and of a failure to adequately disclose the impact of those transactions on the Company’s financial condition. These allegations form the predicate for the same initial five common law causes of action as those in the Ambac Bond Insurance Cases, as well as a California unfair competition cause of action. The Olympic Club does not include an antitrust or unjust enrichment cause of action. The Olympic Club case is being coordinated with the Ambac Bond Insurance Cases in San Francisco Superior Court . On August 31, 2009, the aforementioned plaintiffs, excluding the City of Sacramento and the Olympic Club, filed amended complaints identifying specific variable rate bond transactions with respect to the existing contract, fraud and negligence claims, and adding claims for unjust enrichment with respect to insured bonds issued by the plaintiffs during an unspecified period of time. A similar complaint alleging the same causes of action was filed by the City of Riverside. On the same day, the County of Contra Costa and Los Angeles World Airports filed new complaints and the City of Sacramento filed an amended complaint alleging the antitrust violation and unjust enrichment causes of action only. On March 1, Judge Richard A. Kramer struck the various complaints in their entirety, determining that they had not been pled with requisite specificity. Plaintiffs were given leave to re-plead.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 14: Commitments and Contingencies (continued)

The City of Los Angeles’s second complaint named as defendants certain other financial institutions as well as bond insurers, including the Company, AMBAC Financial Group, Inc., Financial Security Assurance, Inc., Financial Guaranty Insurance Company and Security Capital Assurance Inc., and alleged fraud and violations of California’s antitrust laws through bid-rigging in the sale of municipal derivatives to municipal bond issuers. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, Los Angeles County, by the County of San Diego on August 28, 2008, and in Superior Court, San Francisco County, by the City of Stockton on July 23, 2008, by the County of San Mateo on October 7, 2008, and by the County of Contra Costa on October 8, 2008. The City of Los Angeles and City of Stockton actions were removed to federal court and transferred by order dated November 26, 2008, to the Southern District of New York for inclusion in the multidistrict litigation In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950; the San Diego County, San Mateo County, and Contra Costa County actions were removed to federal court and transferred to the Southern District of New York for inclusion in that proceeding by order dated February 4, 2009. All five plaintiffs filed amended complaints on September 15, 2009 alleging violations of both federal and California state antitrust laws. On December 10, 2009, four additional complaints were filed against MBIA and the other defendants by the Los Angeles World Airports, the Redevelopment Agency of the City of Stockton and the Public Financing Authority of the City of Stockton (filed jointly), the County of Tulare and the Sacramento Suburban Water District. On April 28, 2010, Judge Victor Marreo denied MBIA’s motion to dismiss. MBIA’s motion for reconsideration of that decision was denied on May 3, 2010.

On March 12, 2010, the City of Phoenix, Arizona filed a complaint in the United States District Court for the District of Arizona against MBIA Inc, Ambac Financial Group, Inc. and Financial Guaranty Insurance Company relating to insurance premiums charged on municipal bonds issued by the City of Phoenix between 2004 and 2007. Plaintiff’s complaint alleges pricing discrimination under Arizona insurance law and unjust enrichment. MBIA’s response is due May 28, 2010.

On April 5, 2010, Tri-City Healthcare District, a California public healthcare legislative district, filed a complaint in the Superior Court of California, County of San Francisco, against MBIA Inc., MBIA Corp., National, and certain MBIA employees, among other parties (various financial institutions and law firms). The complaint purports to state 19 causes of action (12 against MBIA) for fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, economic duress and statutory claims for unfair business practices and violation of the California False Claims Act arising from Tri-City Healthcare District’s investment in auction rate securities. MBIA’s response is due May 21, 2010.

The Company has received subpoenas or informal inquiries from a variety of regulators, including the Securities and Exchange Commission (“SEC”), the Securities Division of the Secretary of the Commonwealth of Massachusetts, the Attorney General of the State of California, and other states’ regulatory authorities, regarding a variety of subjects, including soft capital instruments, disclosures made by the Company to underwriters and issuers of certain bonds, disclosures regarding the Company’s structured finance exposure, trading and valuation of managed collateral, the Company’s communications with rating agencies, and the methodologies used by rating agencies for determining the credit rating of municipal debt. The Company is cooperating fully with each of these regulators and is in the process of satisfying all such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

Recovery Litigation

On September 30, 2008, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleged that Countrywide fraudulently induced MBIA to provide financial guarantee insurance on securitizations of home equity lines of credit and closed end second liens by misrepresenting the true risk profile of the underlying collateral and Countrywide’s adherence to its strict underwriting standards and guidelines. The complaint also alleged that Countrywide breached its representations and warranties and its contractual obligations, including its obligation to cure or repurchase ineligible loans as well as its obligation to service the loans in accordance with industry standards. In an order dated July 8, 2009, the New York State Supreme Court denied Countrywide’s motion to dismiss in part, allowing the fraud cause of action to proceed against all three Countrywide defendants and the contract causes of action to proceed against Countrywide Home Loans, Inc. All parties have filed Notices of Appeal and defendants filed their answer to the complaint on August 3, 2009. On August 24, 2009, MBIA Corp. filed an amended complaint, adding Bank of America as a defendant and identifying an additional five securitizations. On April 29, 2010, Judge Eileen Bransten denied defendants’ motion to dismiss Bank of America and allowed MBIA Corp.’s claims for successor and vicarious liability to proceed against Bank of America, as well as upholding MBIA Corp.’s amended fraud claim and its claim for breach of the implied covenant of good faith and fair dealing.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 14: Commitments and Contingencies (continued)

On July 10, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against Bank of America Corporation, Countrywide Financial Corporation, Countrywide Home Loans, Inc, Countrywide Securities Corporation, Angelo Mozilo, David Sambol, Eric Sieracki, Ranjit Kripalani, Jennifer Sandefur, Stanford Kurland, Greenwich Capital Markets, Inc., HSBC Securities (USA) Inc., UBS Securities, LLC, and various Countrywide-affiliated Trusts. The complaint alleges that Countrywide made numerous misrepresentations and omissions of material fact in connection with its sale of certain RMBS, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA as the insurer of the income streams on these securities. On November 3, 2009, MBIA Corp. filed an amended complaint. On December 4, 2009, the defendants filed demurrers, motions to stay the proceeding, and motions to strike MBIA’s jury trial demand. On January 29, MBIA filed its opposition papers to the defendants’ demurrer and related motions. On April 14, 2010, the court heard oral argument on defendants’ demurrers.

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

On April 1, 2010, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against GMAC Mortgage, LLC. The complaint alleges fraud and negligent misrepresentation on the part of GMAC Mortgage, LLC in connection with the procurement of financial guarantee insurance on three RMBS transactions, breach of GMAC Mortgage, LLC’s representations and warranties and its contractual obligation to cure or repurchase ineligible loans and breach of the implied duty of good faith and fair dealing. GMAC Mortgage LLC’s answer is currently due on May 14, 2010.

On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc (“Credit Suisse”). The complaint seeks damages for fraud and breach of contractual obligations in connection with the procurement of financial guarantee insurance on the Home Equity Mortgage Trust Series 2007-2 securitization. The complaint alleges, among other claims, that Credit Suisse falsely represented (i) the attributes of the securitized loans; (ii) that the loans complied with the governing underwriting guidelines; and (iii) that Credit Suisse had conducted extensive due diligence on the securitized loans to ensure compliance with the underwriting guidelines. The complaint further alleges that the defendants breached their contractual obligations to cure or repurchase loans found to be in breach of the representations and warranties applicable thereto and denied MBIA the requisite access to all records and documents regarding the securitized loans. Oral argument on defendants’ motion to dismiss was heard on May 4, 2010.

In its determination of expected ultimate insurance losses on financial guarantee contracts, the Company has considered the probability of potential recoveries arising out of the contractual obligation by the sellers/servicers to repurchase or replace ineligible mortgage loans in certain second-lien mortgage securitizations, which include potential recoveries that may be affected by the legal actions against Countrywide , RFC, Credit Suisse and GMAC Mortgage. However, there can be no assurance that the Company will prevail in these actions.

On April 30, 2009, MBIA Corp. and LaCrosse commenced an action in the New York State Supreme Court, New York County, against Merrill Lynch, Pierce, Fenner and Smith, Inc. and Merrill Lynch International. The complaint (amended on May 15, 2009) seeks damages in an as yet indeterminate amount believed to be in excess of several hundred million dollars arising from alleged misrepresentations and breaches of contract in connection with eleven CDS contracts pursuant to which MBIA wrote protection in favor of Merrill and other parties on a total of $5.7 billion in CDOs arranged and marketed by Merrill. The complaint also seeks rescission of the CDS contracts. On April 9, 2010, Justice Bernard Fried denied in part and granted in part Merrill Lynch’s motion to dismiss. On April 13, 2010, MBIA Corp. filed a notice of appeal with respect to the dismissal of its claims for fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 14: Commitments and Contingencies (continued)

On January 21, 2010, MBIA Corp. and LaCrosse commenced an action in New York State Supreme Court, Westchester County, against Royal Bank of Canada and RBC Capital Markets Corporation (“RBC”) relating to three CDSs and related insurance policies referencing Logan CDO I, Ltd., Logan CDO II, Ltd. and Logan CDO III, Ltd. (the “Logan CDOs”). The complaint alleges RBC fraudulently or negligently induced MBIA to insure the Logan CDOs, claims for breach of contract and promissory estoppel, and challenges RBC’s failure to issue credit event and related notifications in accordance with contractual obligations for the Logan CDOs. RBC’s motion to dismiss has been fully briefed.

On October 14, 2008, June 17, 2009 and August 25, 2009, MBIA Corp. submitted proofs of claim to the FDIC with respect to the resolution of IndyMac Bank, F.S.B. for both pre- and post-receivership amounts owed to MBIA Corp. as a result of IndyMac’s contractual breaches and fraud in connection with financial guarantee insurance issued by MBIA Corp. on securitizations of home equity lines of credit. The proofs of claim were subsequently denied by the FDIC. MBIA Corp. has appealed the FDIC’s denial of its proofs of claim via a complaint, filed on May 29, 2009, against IndyMac Bank, F.S.B. and the FDIC, as receiver, in the United States District Court for the District of Columbia and alleges that IndyMac fraudulently induced MBIA Corp. to provide financial guarantee insurance on securitizations of home equity lines of credit by breaching contractual representations and warranties as well as negligently and fraudulently misrepresenting the nature of the loans in the securitization pools and IndyMac’s adherence to its strict underwriting standards and guidelines. On February 8, 2010, MBIA Corp. filed its amended complaint against the FDIC both in its corporate capacity and as conservator/receiver of IndyMac Federal Bank, F.S.B. for breach of its contractual obligations as servicer and seller for the IndyMac transactions at issue and for unlawful disposition of IndyMac Federal Bank, F.S.B.’s assets in connection with the FDIC’s resolution of IndyMac Bank, F.S.B. The FDIC’s motion to dismiss is due May 21, 2010.

On September 22, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against IndyMac ABS, Inc., Home Equity Mortgage Loan Asset-Backed Trust, Series 2006-H4, Home Equity Mortgage Loans Asset-Backed Trust, Series INDS 2007-I, Home Equity Mortgage Loan Asset-Backed Trust, Series INDS 2007-2, Credit Suisse Securities (USA), L.L.C., UBS Securities, LLC, JPMorgan Chase & Co., Michael Perry, Scott Keys, Jill Jacobson, and Kevin Callan. The Complaint alleges that IndyMac Bank made numerous misrepresentations and omissions of material fact in connection with its sale of certain RMBS, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA as the insurer of the income streams on these securities. On October 19, 2009, MBIA dismissed IndyMac ABS, Inc. from the action without prejudice. On October 23, 2009, defendants removed the case to the United States District Court for the Central District of California. On November 30, 2009, the Indy Mac trusts were consensually dismissed from the litigation. On December 23, 2009, federal District Court Judge S. James Otero of the Central District of California granted MBIA’s motion to remand the case to Los Angeles Superior Court. On March 25, 2010, the case was reassigned to Judge Carl West. An initial status conference is scheduled for May 10, 2010.

On February 2, 2010, MBIA Corp. and LaCrosse brought an action in the High Court of Justice, Chancery Division, in London, relating to an MBIA Corp.-insured credit derivative transaction seeking an adjudication that the agreement was effectively and properly terminated by MBIA Corp. Royal Bank of Scotland is challenging the termination and its response to the claim was filed on March 4, 2010. A scheduling conference with the court is set for May 12, 2010.

On December 9, 2009, MBIA Corp. and LaCrosse commenced an action in United States District Court for the Southern District of New York against Cooperative Centrale Raiffeisen Boerenleenbank B.A. (“Rabobank”), The Bank of New York Mellon Trust Company, N.A., as Trustee (“Bank of New York Mellon”), and Paragon CDO Ltd. MBIA, as controlling class under the relevant Indenture, commenced the action seeking declaratory relief and damages for breach of contract and negligence relating to the improper sale of certain reference obligations in the Paragon CDO portfolio pool. On January 15, 2010, Rabobank and The Bank of New York Mellon filed their answers. On February 16, 2010, Paragon CDO Ltd. was dismissed from the case with prejudice. On April 16, 2010, Rabobank and Bank of New York Mellon filed respective pleadings opposing MBIA Corp.'s motion for summary judgment and in support of their own cross-motions for summary judgment. MBIA Corp.'s responding papers are due May 14.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 14: Commitments and Contingencies (continued)

Transformation Litigation

On March 11, 2009, a complaint was filed in the United States District Court of the Southern District of New York against the Company and its subsidiaries, MBIA Corp. and National, entitled Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (S.D.N.Y.). The lead plaintiffs, Aurelius Capital Master, Ltd., Aurelius Capital Partners, LP, Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P., and Fir Tree Mortgage Opportunity Master Fund, L.P. (the “Aurelius Plaintiffs”),, purport to be acting as representatives for a class consisting of all holders of securities, instruments, or other obligations for which MBIA Corp., before February 18, 2009, issued financial guarantee insurance other than United States municipal/governmental bond securities. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances under §§ 273, 274 and 276 of New York Debtor and Creditor Law and a breach of the implied covenant of good faith and fair dealing under New York common law. The Complaint seeks, inter alia, (a) a declaration that the alleged fraudulent conveyances are null and void and set aside, (b) a declaration that National is responsible for the insurance polices issued by MBIA Corp. up to February 17, 2009, and (c) an award of damages in an unspecified amount together with costs, expenses and attorneys’ fees in connection with the action. On February 11, 2010, Judge Sullivan entered an order denying MBIA’s motion to dismiss. On April 7, 2010, Judge Sullivan denied the application for certification for an interlocutory appeal of his denial of MBIA’s motion to dismiss. Discovery is proceeding.

On April 6, 2009, a complaint was filed in the Court of Chancery for the State of Delaware entitled Third Avenue Trust and Third Avenue Variable Series Trust v. MBIA Insurance Corp. and MBIA Insurance Corp. of Illinois, CA 4486-UCL. Plaintiffs allege that they are holders of approximately $400 million of surplus notes issued by MBIA Corp. (for purposes of this section, the “Notes”) in January 2008. The complaint alleges (Count I) that certain of the Transactions breached the terms of the Notes and the Fiscal Agency Agreement dated January 16, 2008 pursuant to which the Notes were issued. The complaint also alleges that certain transfers under the Transactions were fraudulent in that they allegedly left MBIA Corp. with “unreasonably small capital” (Count II), “insolvent” (Count III), and were made with an “actual intent to defraud” (Count IV). The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions (b) declaring that the Transactions constituted a fraudulent conveyance, and (c) damages in an unspecified amount. On October 28, 2009, Vice Chancellor Strine entered an order dismissing the case without prejudice. On December 21, 2009, plaintiffs re-commenced the action in New York State Supreme Court, and it has been assigned to Justice James A. Yates. A preliminary conference was held on March 26, 2010 and discovery is proceeding.

On May 13, 2009, a complaint was filed in the New York State Supreme Court against the Company and its subsidiaries, MBIA Corp. and National, entitled ABN AMRO Bank N.V. et al. v. MBIA Inc. et al. The plaintiffs, a group of 19 domestic and international financial institutions, purport to be acting as holders of insurance policies issued by MBIA Corp. directly or indirectly guaranteeing the repayment of structured finance products. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances and a breach of the implied covenant of good faith and fair dealing under New York law. The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions, (b) declaring that the Transactions constituted a fraudulent conveyance, (c) declaring that MBIA Inc. and National are jointly and severally liable for the insurance policies issued by MBIA Corp., and (d) ordering damages in an unspecified amount. On February 17, 2010, Justice Yates denied defendants’ motion to dismiss. On February 25, 2010, the Company filed its Notice of Appeal of the denial to the Appellate Division of the New York State Supreme Court. On April 1, 2010, MBIA’s motion to stay the case pending appeal was denied. On April 7 and April 22, 2010, respectively, the New York State Insurance Department and the Aurelius Plaintiffs each filed a motion for leave to file an amicus brief in MBIA’s appeal. On March 22, 2010, MBIA filed its opening brief with the Appellate Division and on April 21, 2010, plaintiffs filed their opposition brief. Discovery is proceeding.

On June 15, 2009, the same group of 19 domestic and international financial institutions who filed the above described plenary action in New York State Supreme Court filed a proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled ABN AMRO Bank N.V. et al. v. Eric Dinallo, in his capacity as Superintendent of the New York Insurance Department, the New York State Insurance Department, MBIA Inc. et al. In its motions to dismiss the three above-referenced plenary actions, the Company argued that an Article 78 proceeding is the exclusive forum in which a plaintiff may raise any challenge to the Transformation approved by the Superintendent of the Department of Insurance. The petition seeks a judgment (a) declaring void and to annul the approval letter of the Superintendent of the Department of Insurance, (b) to recover dividends paid in connection with the Transactions, (c) declaring that the approval letter does not extinguish plaintiffs’ direct claims against MBIA Inc. and its subsidiaries in the plenary action described above. MBIA and the New York State Insurance Department filed their answering papers to the Article 78 Petition on November 24, 2009 and argued that based on the record and facts, approval of Transformation and its constituent transactions was neither arbitrary nor capricious nor in violation of New York Insurance Law. Limited discovery is proceeding. On April 7, 2010, Justice Yates ordered that the Article 78 proceeding continue on a separate, expedited schedule from the other three Transformation-related litigations.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 14: Commitments and Contingencies (continued)

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

Note 15: Subsequent Events

Refer to “Note 14, Commitments and Contingencies” for information about legal proceedings that commenced after March 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This quarterly report of MBIA Inc. (“MBIA”, the “Company” or “we”) includes statements that are not historical or current facts and are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “intend,” “will likely result,” “looking forward” or “will continue,” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. MBIA cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. We undertake no obligation to publicly correct or update any forward-looking statement if it later becomes aware that such result is not likely to be achieved.

The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•

the possibility that the Company will experience severe losses or liquidity needs due to increased deterioration in its insurance portfolios and in particular, due to the performance of residential mortgage-backed securities (“RMBS”) and collateralized debt obligations (“CDOs”) including multi-sector and commercial mortgage-backed securities (“CMBS”) CDOs;

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

•

accounting standards adopted voluntarily or as required by generally accepted accounting principles or regulators, including but not limited to the recently issued guidance for variable interest entities (“VIEs”); and

•	uncertainties that have not been identified at this time.

The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A of this Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

MBIA operates the largest financial guarantee insurance business in the industry and is a provider of asset management advisory services. These activities are principally managed through three business segments: U.S. public finance insurance, structured finance and international insurance, and advisory services. Our financial guarantee insurance business is operated through two subsidiaries, National Public Finance Guarantee Corporation (“National”) and MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and our advisory services business is operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). Our corporate segment includes revenues and expenses that arise from general corporate activities. We also manage asset/liability products and conduit programs, which are in wind-down.

Business Description

U.S. Public Finance Insurance

Our U.S. public finance insurance business is conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has the right at its discretion to accelerate insured obligations upon default or otherwise, upon National’s acceleration. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. In 2009, National began publishing periodic comprehensive studies on select public finance sectors, including sectors in which it has exposure.

Structured Finance and International Insurance

Our structured finance and international insurance business has been principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event MBIA Corp. has the right at its discretion to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain investment agreement contracts written by MBIA Inc. are insured by MBIA Corp. If MBIA Inc. were to have insufficient assets to pay amounts due, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including MBIA Global Funding LLC (“GFL”) and Meridian Funding Company LLC (“Meridian”), and provides reinsurance to its insurance subsidiaries. MBIA Corp. has also written insurance policies guaranteeing the obligations of an affiliate, LaCrosse Financial Products, LLC (“LaCrosse”) under credit default swaps (“CDS”), including termination payments that may become due upon certain events including the insolvency or payment default by MBIA Corp. or the CDS issuer.

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

In certain cases, we may be required to consolidate entities established as part of securitizations when we insure the assets or liabilities of those entities and in connection with remediations or renegotiations of insurance policies. These entities typically meet the definition of a VIE under accounting principles for the consolidation of VIEs. We do not believe there is any difference in the risks and profitability of financial guarantees provided to VIEs compared with other financial guarantees written by us. Refer to the “Recent Accounting Pronouncements” section included herein and “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for information about new accounting guidance that affected the consolidation of VIEs in the first quarter of 2010 and its impact on our financial position and the results of operations.

Advisory Services

Our asset management advisory business is conducted through Cutwater. Cutwater offers advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. We offer these services to public, not-for-profit, corporate and financial services clients, including the Company and its subsidiaries. In February 2010, we announced a re-branding of our asset management advisory business under Cutwater as part of our strategic focus on third-party asset management.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

Corporate

We engage in certain general corporate activities through our corporate segment. In the first quarter of 2010, we established a service company, Optinuity Alliance Resources Corporation (“Optinuity”), which provides general support services to our corporate segment and other operating businesses. Employees of the service company were principally transferred from MBIA Corp. and provide various support services including management, legal, accounting, treasury, information technology, among others, on a fee basis. The service company’s revenues and expenses are included in the results of our corporate segment.

Businesses in Wind-Down

We operate an asset/liability products business in which we issued debt and investment agreements, which are insured by MBIA Corp., to capital markets and municipal investors. The proceeds of the debt and investment agreements were used initially to purchase assets that largely matched the duration of those liabilities. We also operate a conduit business in which we have funded transactions by issuing debt, which is insured by MBIA Corp. The rating downgrades of MBIA Corp. resulted in the termination and collateralization of certain investment agreements and, together with the rising cost and declining availability of funding and illiquidity of many asset classes, caused the Company to begin winding down its asset/liability products and conduit businesses in 2008. Currently, the portfolio no longer has assets matching the duration of liabilities but is expected to have positive cash flows for the next several years. Since the downgrades of MBIA Corp., we have not issued debt in connection with either business and we believe the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate, or are repurchased by us. While our asset/liability products and conduit businesses represent separate business segments, we may refer to them collectively as “Wind-down Operations”.

Economic and Financial Market Trends and MBIA’s Business Outlook

We believe the first three months of 2010 suggest restrained economic recovery and sluggish growth in all sectors despite evidence of improvements within the employment, housing and financial sectors. Although the latest employment indices were lackluster and heavily reliant on government support, we believe there are signs of improvement as the decennial census is expected to add a substantial number of temporary jobs in the coming months. With household spending expanding at a slow to moderate rate, the housing sector appears to be finally showing signs of relief that could persist provided financial markets remain supportive of economic growth against inflation.

MBIA’s business outlook should be viewed against this backdrop since these are some of the key economic conditions which, together with the ineligibility of loans supporting our insured RMBS transactions, significantly impact our financial results. In the first quarter of 2010, losses in our structured finance financial guarantee business, particularly in the RMBS sector, continued to place considerable stress on our economic results and our capacity to generate new business. These losses were primarily driven by high levels of loans that did not meet eligibility criteria for inclusion in MBIA-insured transactions, improperly serviced loans, and the impact of weakening economic conditions.

We also continued to review mortgage loans in our insured transactions in this sector to further identify ineligible loans which the sellers/servicers have a contractual obligation to cure, repurchase or replace, and we have recorded recoveries in connection with these contractual “putback” rights based on our assessment of a distribution of possible outcomes (factoring in all known uncertainties). The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented based on additional forensic reviews of mortgage files, developments in pending litigation proceedings in which we are seeking to enforce these putback rights and other factors, described further in the Critical Accounting Estimates section below, that could influence the amount and likelihood of the recoveries.

In addition, we recorded impairments related to CMBS exposure in the first quarter of 2010. Although we have observed very few loan liquidations or property sales within the underlying CMBS securities and we believe that the probability of substantial losses from these exposures is small, observed underlying loan delinquencies in this sector continue to rise. Our financial results have also been extremely volatile since the fourth quarter of 2007 as a result of unrealized gains and losses on our insured credit derivatives, which we do not believe reflect the underlying economics of our business. We therefore fully expect that both economic performance and reported financial results may remain volatile and uncertain for the remainder of 2010.

Our ability to overcome these economic stresses will depend, in part, on the strength of our balance sheet. Our business model has been significantly impacted by adverse rating actions by S&P and Moody’s and will be tested against mounting concerns regarding the future of monoline insurers. Additionally, the pending litigation challenging the establishment of National has constrained our ability to generate new insurance business. We expect that once the pending litigation is resolved we will be able to obtain the highest possible credit ratings and the market acceptance necessary to meet our objectives. Our ability to achieve these ratings is subject to rating agency criteria in effect at that time, and there is no assurance that we will be able to achieve such ratings.

We do not expect to write significant new financial guarantee business prior to an upgrade of our insurance financial strength ratings and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and subject to both quantitative and qualitative factors which are considered by the rating agencies in their evaluation process, including the resolution of pending litigation. There is no assurance that the Company will prevail in this litigation and the failure by the Company ultimately to favorably resolve this litigation could have a material adverse effect on its business, results of operations or financial condition.

Refer to “Note 14: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a detailed discussion on the lawsuits filed against the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

Financial Highlights

For the three months ended March 31, 2010, we recorded a consolidated net loss of $1.5 billion or $7.22 per share compared with net income of $697 million or $3.34 per share, after adjusting for preferred stock dividends of MBIA Corp., for the same period of 2009.

Our consolidated book value (total shareholders’ equity) as of March 31, 2010 was $1.4 billion, decreasing from $2.6 billion as of December 31, 2009. Our consolidated book value per share as of March 31, 2010 was $6.61, decreasing from $12.66 as of December 31, 2009.

In addition to book value per share, we also analyze adjusted book value (“ABV”) per share when evaluating the financial performance and value of the Company. ABV is a non-GAAP measure which includes the net present value of expected future cash inflows and outflows and eliminates certain GAAP timing differences. We have presented ABV to allow investors and analysts to evaluate the Company using the same measure that MBIA’s management regularly uses to measure financial performance and value. ABV is not a substitute for and should not be viewed in isolation from GAAP book value.

As of March 31, 2010, ABV per share was $36.01, down 1% from $36.35 as of December 31, 2009. The decrease in ABV was primarily driven by an increase in losses on financial guarantees and impairments on CDS. The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

	March 31, 2010	December 31, 2009
Book value	$6.61	$12.66
Additions to book value (after-tax):
Net unearned premium revenue(1)(2)	14.10	14.68
Deferred acquisition costs	(1.39)	(1.49)
Present value of insured derivative installment revenue (2)	1.76	1.83
Wind-down operations future spread adjustment (2)	(0.16)	(0.61)
Loss provision(3)	(1.90)	(1.98)
Cumulative impairments on insured credit derivatives	(6.63)	(5.89)
Subtractions from book value (after-tax):
Impact of consolidating certain VIEs (4)	1.58	-
Cumulative unrealized loss on insured credit derivatives	19.15	12.09
Unrealized (gains) losses included in other comprehensive income	2.89	5.06

Total adjustments	29.40	23.69

Adjusted book value	$36.01	$36.35

(1)	Consists of financial guarantee premiums and insured derivative revenue.

(2)	The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts. The discount rate on insured derivative installment revenue and impairments and the wind-down operations future spread adjustment was 5.0%.

(3)	Calculated by applying 12% to net unearned premium revenue on an after-tax basis.

(4)	Represents the impact on consolidated total equity of VIEs that are not considered a business enterprise of the Company.

A detailed discussion of our financial results is presented within the “Results of Operations” section included herein.

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires the use of estimates and assumptions. The following accounting estimates are viewed by management to be critical because they require significant judgment on the part of management. Management has discussed and reviewed the development, selection, and disclosure of the critical accounting estimates with the Company’s Audit Committee. Financial results could be materially different if other methodologies were used or if management modified its assumptions. Refer to Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2009 for critical accounting estimates not included below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our major operating insurance companies (National, MBIA Corp. and MBIA UK Insurance Ltd. (“MBIA UK”)) and reviewed by our executive Loss Reserve Committee, which consists of members of senior management. Loss and LAE reserves include case basis reserves and accruals for LAE incurred with respect to MBIA’s non-derivative financial guarantees. Case basis reserves represent our estimate of expected losses to be paid under an insurance contract, net of potential recoveries and discounted using a current risk-free interest rate, on insured obligations that have defaulted or are expected to default. These reserves require the use of judgment and estimates with respect to the occurrence, timing and amount of paid losses and recoveries on insured obligations. Given that the reserves are based on such estimates and assumptions, there can be no assurance that the actual ultimate losses will not exceed such estimates resulting in the Company recognizing additional loss and LAE in earnings.

Case Basis Reserves

We take into account a number of variables in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the issuers of the insured obligations, expected recovery rates on unsecured obligations and the projected cash flow or market value of any assets pledged as collateral on secured obligations, and the expected rates of recovery, cash flow or market values on such obligations or assets. Factors that may affect the actual ultimate realized losses for any policy include economic conditions and trends, levels of interest rates, rates of inflation, borrower behavior, the default rate and salvage values of specific collateral, and our ability to enforce contractual rights through litigation and otherwise.

In establishing case basis loss reserves, we calculate the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and expected term of such net payments. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of our loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. If the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of March 31, 2010. For example, a higher discount rate applied to expected payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to expected potential recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company. However, we believe that the discount rates used as of March 31, 2010 represent the most appropriate risk-free rates for present valuing our case basis loss reserves, as these rates are commonly used metrics throughout financial markets.

As of March 31, 2010, the majority of our case basis reserves and insurance loss recoveries related to insured RMBS transactions and details about our RMBS reserves are provided below. Refer to Note “10: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about our loss reserves for our entire insured portfolio.

RMBS Case Basis Reserves and Recoveries

In determining our RMBS case basis reserves recorded as of March 31, 2010, which relate to RMBS backed by home equity lines of credit (“HELOCs”) and closed-end second mortgages (“CES”), we employed a multi-step process using a database of loan level information which allowed us to determine borrower payment status, including delinquencies and charge-offs. We relied upon this database to determine the likelihood of a delinquent loan being charged off. This information was then used in conjunction with a proprietary internal cash flow model and a commercially available model to estimate expected ultimate cumulative losses to our insured bonds. The “Current Roll to Loss” approach, described below, was used for estimating expected future defaults for loans that are current (not delinquent). We tested three scenarios of net cash payments on RMBS—a base case, a case in which the period of elevated rolls to loss was extended approximately six months, and a case in which cash inflows from excess spread were attenuated, and assigned probabilities to these cases to arrive at our estimate of net payments. In addition, we used six scenarios of recoveries from enforcing our right to have ineligible loans repurchased, as described below.

The following are the principal assumptions used with respect to the underlying loans to determine the expected losses on our insured RMBS transactions:

•

We assumed that loans reported as delinquent as of February 28, 2010 would default during the following six months at an assumed default rate based on the number of days that the loan was delinquent at such time (the “Roll Rate Default Methodology”).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

•

The Roll Rate Default Methodology involves reviewing on a transaction-specific basis the percentage of 30-59 and 60-89 day delinquent loans that became 90 days delinquent (“Roll to Loss”). Generally, the rates of Roll to Loss are calculated for the previous three months and averaged. The Company made the assumption that 100% of the 90 or more days delinquent loans would result in a loss. The Roll to Loss was then applied to the amounts in the respective delinquency buckets based upon delinquencies as of February 28, 2010 to estimate all future losses as of the current reporting period.

For loans that are in delinquency buckets as of February 28, 2010, our model assumes that the proportion of them that will roll to loss in accordance with the roll rate methodology are charged off when they are 180 days delinquent. Thus, currently delinquent loans determine the charge-offs in our model for the six months following February 2010.

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

•

The period of elevated losses is the time from February 2010 until the time at which we estimate that the Current Roll to Loss rate will begin to decline. Our current transaction-specific assumptions are that the periods of elevated losses will end between June and December 2010. It is then assumed that the losses will reduce linearly to 25% of their original value over the next six months (e.g. 3% will linearly reduce to 0.75% over the six months from June 2010 to December 2010). After that six-month period, we further reduced the Current Roll to Loss rate to 0% by early 2014 with the expectation that the performing seasoned loans and an economic recovery will eventually result in loan performance reverting to historically low levels of default. For loans that remain current (not delinquent) throughout the projection period, we assume that voluntary prepayments occur at the average rate experienced in the most recent three-month period. In developing multiple loss scenarios, stress is applied by elongating the Current Roll to Loss rate for various periods, simulating a slower improvement in transaction performance.

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

We monitor portfolio performance on a monthly basis against projected performance, reviewing delinquencies, roll rates, prepayment rates (including voluntary and involuntary) and default rate trends. Since the third quarter of 2009, paid claims in each month have been somewhat below that projected in our model. We have not modified our expectations to reflect the lower claims. In the event of a material deviation in actual performance from projected performance, we would increase or decrease our case basis reserves quarterly accordingly. If defaults remained at the peak levels we are modeling for six months longer than in our probability-weighted outcome, the addition to our case basis reserves would be approximately $450 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

During the first quarter of 2010, we continued our review of mortgage loans in our insured transactions to further identify ineligible loans which the sellers/servicers have a contractual obligation to cure, repurchase or replace. As of March 31, 2010, MBIA recognized estimated potential recoveries related to these transactions, net of reinsurance, of $1.2 billion. This amount excludes $715 million that was reclassified to “Loan repurchase commitments” on our consolidated balance sheet as a result of consolidating VIEs and represents a decrease from $1.5 billion of estimated potential recoveries as of December 31, 2009 as a result of the reclassification, partially offset by increased estimated recoveries related to additional file reviews. Our estimated recoveries were based on the expected values of transaction-specific distributions of possible outcomes (factoring in all known uncertainties). The outcomes include: 1) recovery of amounts related to charged off loan files that we have already reviewed and found to breach representations; 2) recovery of amounts related to currently performing loans expected to be charged off in the future, assuming breach rates on those loans are consistent with breach rates on the population of loans we have reviewed; and 3) recoveries assuming sellers/servicers repurchase all loans that were deemed to be in breach of the sellers/servicers’ estimated by applying the breach rates on loans we have reviewed to the entire population of loans, including those not expected to be charged off. Probabilities are then assigned to each scenario, based on the extent of actual file reviews supporting the estimated recoveries, the risk of litigation, risk of error in determining breach rates, counterparty credit risk, the cost of litigation and potential for delay, and other sources of uncertainty. The sum of the probabilities assigned to all scenarios is 100 percent. Expected cash inflows from recoveries are discounted using the current risk-free rate associated with the underlying credit, which ranged from 1.72% to 3.90% depending upon the transaction’s expected average life.

We also performed a credit assessment of the sellers/servicers against whom MBIA has asserted breaches of contract and has determined that the sellers/servicers of loans for which MBIA has recognized potential recoveries have sufficient capital and resources to honor their obligations. We have not recognized potential recoveries related to sellers/servicers that MBIA has determined did not have sufficient capital and resources to honor their obligations.

We considered all relevant facts and circumstances, including the factors described above, in developing our assumptions on expected cash inflows, probability of potential recoveries (including the outcome of litigation) and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented based on additional forensic reviews, developments in the pending litigation proceedings or new litigation, changes in circumstances or availability of new relevant information, and other factors that could influence the amount and likelihood of the recoveries. As a result, our estimate of potential recoveries could change materially in the future.

Refer to “Note 10: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about our loss reserves and process for recognizing RMBS recoveries.

Valuation of Financial Instruments

We have categorized our financial instruments measured at fair value into the three-level classification as prescribed by GAAP fair value measurements and disclosures, which considers pricing observability. Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, and fair value measurements of financial instruments where significant inputs are not observable are generally categorized as Level 3. We categorize our financial instruments conservatively using the lowest level category at which we can generate reliable fair values. The determination of reliability requires management to exercise judgment. The degree of judgment used to determine the fair values of financial instruments generally correlates to the degree to which pricing is not observable.

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

The fair value pricing of assets and liabilities is a function of many components which includes interest rate risk, market risk, liquidity risk and credit risk. For financial instruments that are internally valued by the Company, as well as those for which the Company uses broker quotes or pricing services, credit risk is typically incorporated by using appropriate credit spreads or discount rates as inputs. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

1. Financial Assets

The Company’s financial assets are primarily debt and equity investments. The majority of these are accounted for in accordance with the accounting principles for certain investments in debt and equity securities. The guidance requires all debt instruments and certain equity instruments to be classified in the Company’s consolidated balance sheet according to their purpose and, depending on that classification, to be carried at either amortized cost or fair value. Most valuations of the Company’s financial assets use observable market-based inputs, including dealer quotes when available. However, since mid-2007, illiquidity in the credit markets has significantly reduced the availability of observable market data. Other financial assets that require fair value reporting or disclosures within the Company’s Notes to Consolidated Financial Statements are valued based on the estimated value of the underlying collateral or the Company’s estimate of discounted cash flows.

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

2. Financial Liabilities

The Company’s financial instruments categorized as liabilities primarily consist of derivatives within our insurance and wind-down operations, investment agreements and medium-term notes (“MTNs”) within our wind-down operations, and debt issued for general corporate purposes. Investment agreements, MTNs, and corporate debt are typically recorded at face value adjusted for premiums or discounts. The fair values of these financial instruments are generally not reported within the Company’s financial statements but disclosed in the accompanying notes. However, financial liabilities which qualify as part of fair value hedging arrangements under the provisions of derivative and hedging are reported in the Company’s consolidated balance sheet at a value that reflects changes in the risks being hedged, which offsets changes in the value of the hedging instrument. MBIA uses cash flow modeling techniques to estimate the value of its liabilities that qualify as hedged obligations, incorporating current market data. Financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures within the Company’s notes to its financial statements are valued based on either estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flows or quoted market values for similar transactions. Refer to the following “3. Derivatives” and “4. Insured Derivatives” sections for information about these financial liabilities.

3. Derivatives

MBIA has entered into derivative transactions both within its financial guarantee insurance business and in hedging risks associated with its assets and liabilities. CDS contracts are also used in our wind-down operations to replicate investments in cash assets consistent with the risk tolerance and criteria for this business. We account for derivative transactions in accordance with the accounting principles for derivatives and hedging which require that all such transactions be recorded on the Company’s consolidated balance sheet at fair value. The fair value of derivative instruments is determined as the amount that would be received to sell the derivative when in an asset position (when the Company would be owed money under the derivative in a termination) or transfer the derivative when in a liability position (when the Company would owe money under the derivative in a termination). Changes in the fair value of derivatives, exclusive of insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive income (loss)” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

4. Insured Derivatives

The majority of MBIA’s insured derivatives are credit derivatives that reference structured pools of cash securities and CDSs. We generally insured the most senior liabilities of such transactions, and at transaction closing our exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies at inception (referred to as “Super Triple-A” exposure). The collateral backing our insured derivatives was cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, commercial real estate (“CRE”) loans, and CDO securities.

We do not trade insured derivatives, nor do similar contracts trade in derivative markets. In determining fair value, our valuation approach uses observable market prices if available and reliable. Market prices are generally available for traded securities and market standard CDSs but are less available or accurate for highly customized CDSs. Most of the derivative contracts we insure are the latter as they are non-traded structured credit derivative transactions. Since insured derivatives are highly customized and there is generally no observable market for these derivatives, we estimate their fair values in a hypothetical market based on internal and third-party models simulating what a company similar to us would charge to assume our position in the transaction at the measurement date. This pricing would be based on expected loss of the exposure. In contrast, typical market CDSs are standardized, liquid instruments that reference tradable securities such as corporate bonds that themselves have observable prices. These market standard CDSs also involve collateral posting, and upon a default of the underlying reference obligation, can be settled in cash.

We review our valuation model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads are observable for similar transactions, those spreads are an integral part of the analysis. For example, new insured transactions that resemble existing (previously insured) transactions would be considered, as would negotiated settlements of existing transactions. This data has been scarce or non-existent in recent periods.

We believe that it is important to apply our valuation techniques consistently. However, we may consider making changes in our valuation techniques if the change results in a measurement that is equally or more representative of fair value under current circumstances.

Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for a comprehensive discussion about our valuation process for insured derivatives, including critical accounting estimates.

Fair Value Hierarchy – Level 3

Accounting principles for fair value measurement and disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Instruments that trade infrequently and, therefore, have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value. The following table presents the fair values of assets and liabilities recorded on our consolidated balance sheet that are classified as Level 3 within the fair value hierarchy as of March 31, 2010 and December 31, 2009, along with a brief description of the valuation technique for each type of asset and liability. Our derivative liabilities, principally relating to insured derivatives, constitute the majority of fair values of instruments classified as Level 3.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

In millions	March 31, 2010	Valuation Technique
Investments
U.S. Treasury and government agency	$ -	Quoted prices for which the inputs are unobservable
Foreign governments	13	Quoted prices for which the inputs are unobservable
Corporate obligations	320	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Mortgage-backed securities
Residential mortgage-backed agency	46	Quoted prices for which the inputs are unobservable
Residential mortgage-backed non-agency	66	Quoted prices for which the inputs are unobservable
Commercial mortgage-backed	25	Quoted prices for which the inputs are unobservable
Asset-backed securities
Collateralized debt obligations	201	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Other asset-backed	434	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
State and municipal bonds
Tax-exempt bonds	44	Quoted prices for which the inputs are unobservable
Perpetual preferred securities	-	Quoted prices for which the inputs are unobservable
Other investments	83	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative assets
Credit derivatives	654	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Interest rate derivatives	6	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Currency derivatives	11	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Assets of consolidated VIEs
Corporate obligations	81	Quoted prices for which the inputs are unobservable
Mortgage-backed securities
Residential mortgage-backed non-agency	83	Quoted prices for which the inputs are unobservable
Commercial mortgage-backed	97	Quoted prices for which the inputs are unobservable
Asset-backed securities
Collateralized debt obligations	326	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Other asset-backed	146	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Loans receivable	2,434	Quoted prices for which the inputs are unobservable
Loan repurchase commitments	715

Total Level 3 assets at fair value	$ 5,785

Medium-term notes	$ 117	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Derivative liabilities
Credit derivatives	6,605	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Liabilities of consolidated VIEs:
VIE notes	5,340	Quoted prices for which the inputs are unobservable
Credit derivatives	349	Quoted prices for which the inputs are unobservable

Total Level 3 liabilities at fair value	$ 12,411

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

In millions	December 31, 2009	Valuation Technique
Investments
U.S. Treasury and government agency	$ 6	Quoted prices for which the inputs are unobservable
Foreign governments	12	Quoted prices for which the inputs are unobservable

Corporate obligations	281	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Mortgage-backed securities
Residential mortgage-backed agency	48	Quoted prices for which the inputs are unobservable
Residential mortgage-backed non-agency	64	Quoted prices for which the inputs are unobservable
Commercial mortgage-backed	27	Quoted prices for which the inputs are unobservable
Asset-backed securities
Collateralized debt obligations	245	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Other asset-backed	394	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
State and municipal bonds
Tax-exempt bonds	50	Quoted prices for which the inputs are unobservable
Taxable bonds	-	Quoted prices for which the inputs are unobservable
Perpetual preferred securities	77	Quoted prices for which the inputs are unobservable

Other investments	19	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Derivative assets	771	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Assets of consolidated VIEs
Mortgage-backed securities
Residential mortgage-backed non-agency	166	Quoted prices for which the inputs are unobservable
Commercial mortgage-backed	3	Quoted prices for which the inputs are unobservable
Asset-backed securities
Collateralized debt obligations	43	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Other asset-backed	193	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 assets at fair value	$ 2,399

Medium-term notes	$ 110	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Derivative liabilities	4,561	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 liabilities at fair value	$ 4,671

Level 3 assets were $5.8 billion and $2.4 billion as of March 31, 2010 and December 31, 2009, respectively, and represented approximately 27% and 17%, respectively, of total assets measured at fair value. Level 3 liabilities were $12.4 billion and $4.7 billion as of March 31, 2010 and December 31, 2009, respectively, and represented approximately 82% and 99%, respectively, of total liabilities measured at fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

Transfers into and out of Level 3 were $61 million and $52 million, respectively, for the three months ended March 31, 2010. Transfers into and out of Level 3 were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the period. These inputs included spreads, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations, CDOs and other ABS comprised the majority of the transferred instruments. For the three months ended March 31, 2010, the net unrealized gains related to the transfers into Level 3 was $1 million and the net unrealized gains related to the transfers out of Level 3 was $11 million.

Transfers into and out of Level 3 were $114 million and $871 million, respectively, for the year ended December 31, 2009. Transfers into and out of Level 3 were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Foreign governments and corporate obligations comprised the majority of the transferred instruments. For the year ended December 31, 2009, the net unrealized losses related to the transfers into Level 3 was $15 million and the net unrealized losses related to the transfers out of Level 3 was $81 million.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Developments

Consolidation of Variable Interest Entities (ASU 2009-17)

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” to require the holder of a variable interest(s) in a VIE to determine whether it holds a controlling financial interest in a VIE. A holder of a variable interest (or combination of variable interests) that has a controlling financial interest in a VIE is considered the primary beneficiary and is required to consolidate the VIE. The accounting guidance was effective as of January 1, 2010.

Upon the adoption of this accounting guidance, we consolidated 46 VIEs and deconsolidated two VIEs, resulting in a net increase to both consolidated total assets and consolidated total liabilities of $8.1 billion, and a net increase to consolidated equity of $27 million as of January 1, 2010. The net impact of implementing ASU 2009-17 was primarily driven by the Company’s election of the fair value option for the assets and liabilities of the VIEs. As the liabilities’ value is affected by the market’s perception of the Company’s nonperformance risk, as of January 1, 2010, the transition effect on consolidated equity was positive. In accordance with the required and permitted presentation of VIE balances in consolidated financial statements, we have reported balances of consolidated VIEs under separate captions in our balance sheets and statements of operations.

In the future, we may consolidate or deconsolidate a VIE if facts or circumstances arise that allow or remove the right to direct an entity’s activities as dictated by the structure, terms and characteristics of the VIE and the Company’s financial guarantee on the entity’s insured obligations. The consolidation of VIEs does not impact our liquidity and our exposure is generally limited to our variable interest, such as the credit protection provided on insured obligations.

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for additional information about the impact of adopting the above accounting guidance, as well as other accounting guidance recently adopted by the Company and recent accounting developments relating to guidance not yet adopted by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
In millions except for per share amounts	2010	2009
Total revenues (losses)	$(1,856)	$1,929
Total expenses	403	944

Pre-tax income (loss)	$(2,259)	$985
Provision (benefit) for income taxes	(779)	284

Net income (loss)	$(1,480)	$701

Net income (loss) available to common shareholders	$(1,480)	$697

Net income (loss) per share	$(7.22)	$3.34

For the three months ended March 31, 2010, we recorded a consolidated net loss of $1.5 billion or $7.22 per share compared with consolidated net income of $697 million or $3.34 per share, after adjusting for preferred stock dividends of MBIA Insurance Corporation, for the same period of 2009. Weighted-average shares outstanding totaled 205 million for the three months ended March 31, 2010, down 2% from the same period of 2009 as a result of repurchases of common stock by the Company.

Consolidated revenues for the three months ended March 31, 2010 were a loss of $1.9 billion compared with revenues of $1.9 billion for the same period of 2009. The decrease in our consolidated revenues principally reflects unrealized losses on insured derivatives resulting from an improved market perception of MBIA Corp.’s credit risk.

Consolidated expenses for the three months ended March 31, 2010 were $403 million compared with $944 million for the same period of 2009. The decrease in our consolidated expenses was primarily related to lower quarterly losses and LAE incurred on our financial guarantee RMBS exposure and to lower interest expense as a result of a reduction in outstanding debt within our asset liability product services.

Included in our consolidated net loss for the three months ended March 31, 2010 was $44 million of income before income taxes related to consolidated VIEs and included in our consolidated net income for the three months ended March 31, 2009 was $41 million of losses before income taxes related to consolidated VIEs. For the three months ended March 31, 2010, revenues and expenses of consolidated VIEs, after the elimination of intercompany revenues and expenses, were $64 million and $20 million, respectively. For the three months ended March 31, 2009, revenues and expenses of consolidated VIEs, after the elimination of intercompany revenues and expenses, were negative $12 million and $29 million, respectively.

Our consolidated book value (total shareholders’ equity) was $1.4 billion as of March 31, 2010, decreasing from $2.6 billion as of December 31, 2009. The decrease in our consolidated book value was principally driven by $2.2 billion of pre-tax unrealized losses on insured credit derivatives; partially offset by a decrease in net unrealized losses on investment securities recorded in accumulated other comprehensive loss. Our consolidated book value per share as of March 31, 2010 was $6.61, decreasing from $12.66 as of December 31, 2009. As of March 31, 2010, ABV per share was $36.01, down 1% from $36.35 as of December 31, 2009. The decrease in ABV was primary driven by an increase in losses on financial guarantees and impairments on insured credit derivatives.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance

	Three Months Ended March 31,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net premiums earned	$114	$150	-24%
Net investment income	62	31	99%
Fees and reimbursements	15	0	100%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	0	0	n/m
Unrealized gains (losses) on insured derivatives	0	0	n/m

Net change in fair value of insured derivatives	0	0	n/m
Net realized gains (losses)	2	-	100%

Total revenues	193	181	7%

Losses and loss adjustment	26	58	-55%
Amortization of deferred acquisition costs	22	28	-21%
Operating	13	8	66%

Total expenses	61	94	-35%

Pre-tax income (loss)	$132	$87	51%

n/m - Percentage change not meaningful.

For the three months ended March 31, 2010 and 2009, we did not write any U.S. public finance insurance. The lack of insurance writings in the U.S. public finance segment reflects the insurance financial strength credit ratings assigned to National, and the impact of litigation over the formation of National in 2009. We do not expect to write a material amount of new business prior to an upgrade of our insurance financial strength ratings and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation. Our ability to write business will also depend on demand for and market acceptance of financial guarantee insurance, which has declined since the rating actions taken on financial guarantor financial strength ratings beginning in 2008. We believe that we will resume writing business in the U.S. public finance market before actively re-engaging in the structured finance and international markets.

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

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding net par insured as of March 31, 2010 and 2009. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

In millions	March 31, 2010		March 31, 2009
	Net Par Outstanding		Net Par Outstanding
Rating	Amount	%	Amount	%
AAA	$26,742	5.4%	$18,286	3.3%
AA	228,383	45.7%	241,541	44.4%
A	193,812	38.8%	231,775	42.6%
BBB	47,461	9.5%	50,098	9.2%
Below investment grade	2,814	0.6%	2,892	0.5%

Total	$499,212	100.0%	$544,592	100.0%

As of March 31, 2010, total U.S. public finance net par outstanding rated A or above, before giving effect to MBIA’s guarantee, remained flat at 90% compared with March 31, 2009. As of March 31, 2010 and 2009, net par outstanding rated below investment grade was less than 1%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. U.S. public finance net premiums earned decreased due to a decline in refunding activity and scheduled premiums of $9 million and $26 million, respectively. The par amount and frequency of refunding transactions have been consistent over the past quarters, however, the premiums associated with the transactions continue to decline primarily due to lower premium rates. Additionally, scheduled premiums continue to decline due to the run-off of the U.S. public finance portfolio with no material new business written.

INVESTMENT INCOME For the three months ended March 31, 2010 our U.S. public finance insurance investment portfolio generated $62 million of pre-tax net investment income, excluding net realized gains and losses, as compared with $31 million for the same period of 2009. The increase in the investment income was primarily due to a partial quarter of activity in 2009 resulting from the timing of our insurance business transformation compared with a full quarter of activity in 2010.

National maintains simultaneous repurchase and reverse repurchase agreements with our asset/liability products segment, which provides yield enhancement to our U.S. public finance insurance investment portfolio as a result of increased net interest earnings from these collective agreements. As of March 31, 2010, the notional amount utilized under these agreements was $1.7 billion.

Investment asset balances at amortized cost as of March 31, 2010 and December 31, 2009 are presented in the following table:

	March 31, 2010		December 31, 2009
In millions	Investments at Amortized Cost	Pre-tax yield(1)	Investments at Amortized Cost	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$2,723	4.30%	$2,624	4.40%
Taxable	2,159	5.04%	2,348	4.96%
Short-term	418	2.34%	285	2.89%

Total fixed-income	$5,300	4.45%	$5,257	4.57%

Ending asset balances at amortized cost	$5,300		$5,257

(1) - Estimated yield-to-maturity.

FEES AND REIMBURSEMENTS For the three months ended March 31, 2010 fees and reimbursements in the U.S. public finance segment were $15 million. The increase in fees and reimbursements was primarily due to the receipt of amounts in excess of those which were contractually due to National upon the termination of a reinsurance agreement as compensation for potential future performance volatility related to reassumed exposures. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly period to period.

LOSSES AND LOSS ADJUSTMENT EXPENSES National’s insured portfolio management group, Portfolio Surveillance Division (“PSD”), is responsible for monitoring National insured issues. The level and frequency of monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If PSD identifies concerns with respect to the performance of an insured issue it may designate such insured issue as “Caution List-Low,” “Caution List-Medium,” “Caution List-High,” or “Classified List.”

The amounts included within this “Loss and Loss Adjustment Expenses” section exclude realized and unrealized gains and losses and estimated credit impairments on insured credit derivatives.

Refer to “Note 2: Significant Accounting Policies” and “Note 10: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its loss reserves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following tables present information about National’s insurance reserves and recoverables as of March 31, 2010 and December 31, 2009, as well as our loss and LAE provision for the three months ended March 31, 2010 and 2009:

			Percent Change
In millions	March 31, 2010	December 31, 2009	2010 vs. 2009
Gross losses and LAE reserves	$392	$184	112%
Expected recoveries on unpaid losses	173	2	n/m

Loss and LAE reserves	$219	$182	20%

Insurance loss recoverable on paid losses	$17	$32	-46%
Insurance loss recoverable ceded (1)	$1	$1	-32%
Reinsurance recoverable on paid and unpaid losses	$13	$10	14%

(1) Reported within “Other Liabilities” on our consolidated balance sheets.
n/m - Percentage change not meaningful.

	Three Months Ended March 31,		Percent Change
In millions	2010	2009	2010 vs. 2009
Loss and LAE related to payments	$216	$107	101%
Recoveries of actual and expected payments	(189)	(47)	n/m

Gross losses incurred	27	60	-55%
Reinsurance	(1)	(2)	-58%

Losses and loss adjustment expenses	$26	$58	-55%

n/m - Percentage change not meaningful.

Losses and LAE incurred in our U.S. public finance insurance segment totaled $26 million for the three months ended March 31, 2010 compared with $58 million for the same period of 2009. The losses and LAE incurred in the three months ended March 31, 2010 primarily related to a student loan transaction and a health care transaction. The losses and LAE incurred in the three months ended March 31, 2009 primarily related to an affordable housing transaction.

Included in the U.S public finance’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. As of March 31, 2010, case basis reserves consisted of the following:

$ in millions	Number of Issues(1)	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	11	$214	$735
Issues without defaults	2	5	95

Total gross of reinsurance	13	$219	$830

Net of reinsurance:
Issues with defaults	11	$204	$705
Issues without defaults	2	4	89

Total net of reinsurance	13	$208	$794

(1) An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES National’s insurance expenses for the three months ended March 31, 2010 and 2009 are presented in the following table:

	Three Months Ended March 31,		Percent Change
In millions	2010	2009	2010 vs. 2009
Gross expenses	$13	$8	66%

Amortization of deferred acquisition costs	22	28	-21%
Operating	13	8	66%

Total insurance operating expenses	$35	$36	-2%

Gross expenses, which represent expenses before any deferral of policy acquisition costs, increased as a result of a full quarter of activity compared with a partial quarter in 2009 as a result of the timing of our insurance business transformation and, to a lesser extent, increases in legal costs associated with litigation and building-related expenses resulting from the ownership of the Armonk facility.

The amortization of deferred acquisition costs in our U.S. public finance insurance segment will vary with the decrease in the related unearned premium revenue.

Operating expenses in our U.S. public finance insurance segment increased as a result of the increase in gross expenses as our U.S. public finance insurance segment did not defer a material amount of policy acquisition costs during the first quarter of 2010 or 2009. Policy acquisition costs in these periods relate to premium taxes and assessments on policies written in prior periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Structured Finance and International Insurance

	Three Months Ended March 31,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net premiums earned	$71	$120	-41%
Net investment income	34	87	-60%
Fees and reimbursements	124	42	n/m
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(34)	32	n/m
Unrealized gains (losses) on insured derivatives	(2,211)	1,609	n/m

Net change in fair value of insured derivatives	(2,245)	1,641	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	0	n/m
Net realized gains (losses)	5	8	-37%
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(0)	-	n/m
Other-than-temporary impairments recognized in accumulated other comprehensive loss	(2)	-	n/m

Net investment losses related to other-than-temporary impairments	(2)	-	n/m
Net gains on extinguishment of debt	-	0	-100%
Revenues of consolidated VIEs	42	(13)	n/m

Total revenues	(1,974)	1,885	n/m

Losses and loss adjustment	189	636	-70%
Amortization of deferred acquisition costs	48	58	-16%
Operating	26	65	-60%
Interest	35	34	4%
Expenses of consolidated VIEs	16	21	31%

Total expenses	314	814	-61%

Pre-tax income (loss)	$(2,288)	$1,071	n/m

n/m - Percentage change not meaningful.

For the three months ended March 31, 2010 and 2009, we did not write any structured finance and international insurance. The lack of insurance writings in the structured finance and international segment reflects the impact of the downgrades of the insurance financial strength of MBIA Corp. by the major rating agencies that occurred in 2008 and 2009. The Company does not expect to write a material amount of new business prior to an upgrade of the insurance financial strength ratings of MBIA Corp. and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

CREDIT QUALITY The credit quality of our structured finance and international insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. The following table presents the credit quality distribution of our structured finance and international net par outstanding as of March 31, 2010 and 2009. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

	March 31, 2010 (1)		March 31, 2009
In millions Rating	Net Par Outstanding		Net Par Outstanding
	Amount	%	Amount	%
AAA	$72,767	37.0%	$115,904	51.6%
AA	18,563	9.4%	20,746	9.2%
A	30,497	15.5%	23,458	10.4%
BBB	38,901	19.8%	37,999	16.9%
Below investment grade	35,907	18.3%	26,701	11.9%

Total	$196,635	100.0%	$224,808	100.0%

(1) - Includes VIE gross par outstanding of $22.0 billion.

As of March 31, 2010, total structured finance and international net par outstanding rated A or above, before giving effect to MBIA’s guarantee, was 62% compared with 71% as of March 31, 2009. Adverse changes in the ratings of our structured finance and international net par outstanding were principally a result of ratings downgrades on our mortgage-related exposure. As of March 31, 2010 and 2009, 18% and 12%, respectively, of net par outstanding was rated below investment grade. The increase in below investment grade net par outstanding was primarily due to the downgrade of credits in the commercial mortgage-backed sector.

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees for the three months ended March 31, 2010 and 2009 are presented in the following table. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues.

	Three Months Ended March 31,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net premiums earned:
U.S.	$36	$42	-14%
Non-U.S.	35	78	-55%

Total net premiums earned	$71	$120	-41%

Structured finance and international net premiums earned of $71 million decreased $49 million or 41% compared with the same period of 2009. The largest decrease related to non-U.S. premiums, which declined 55% from $78 million in 2009 to $35 million in 2010. The decrease was primarily due to $45 million of premiums earned in 2009 related to the termination of MBIA’s remaining Eurotunnel exposure and no new business being written.

INVESTMENT INCOME For the quarter ended March 31, 2010, our structured finance and international insurance investment portfolio generated $34 million of pre-tax net investment income, excluding net realized gains and losses, compared with $87 million for the same period of 2009. The decrease in net investment income was primarily due to the transfer of assets in mid-first quarter 2009 as part of our insurance transformation. The consolidation of additional VIEs during the first quarter of 2010 resulted in the elimination of $21 million of pre-tax net investment income. Net investment income was also adversely impacted by lower asset yields and declining asset balances since the first quarter of 2009 as a result of claim payments.

MBIA Corp. maintained a $2.0 billion secured lending agreement with our asset/liability products segment. Interest income on this arrangement, totaling approximately $9 million in 2010, is included in our structured finance and international insurance net investment income. As of March 31, 2010, the amount outstanding from our asset/liability products segment under this agreement was $1.5 billion. During the first quarter of 2010, a total of $145 million of the secured loan was repaid.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Investment asset balances at amortized cost as of March 31, 2010 and December 31, 2009 are presented in the following table:

	March 31, 2010		December 31, 2009
In millions	Investments at Amortized Cost	Pre-tax yield(1)	Investments at Amortized Cost	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$50	4.12%	$55	4.27%
Taxable	920	13.07%	1,177	9.78%
Short-term	850	1.30%	966	9.50%

Total fixed-income	$1,820	7.32%	$2,198	5.76%
Other	10		10

Ending asset balances at amortized cost	$1,830		$2,208

(1) - Estimated yield-to-maturity.

Ending asset balances at amortized cost as of March 31, 2010 decreased compared with December 31, 2009 resulting from the sale of certain investment securities for purposes of making claim payments during the first quarter of 2010.

FEES AND REIMBURSEMENTS For the three months ended March 31, 2010, fees and reimbursements in the structured finance and international insurance segment were $124 million compared with $42 million for the same period of 2009. The increase in fees and reimbursements was primarily due to the receipt of amounts in excess of those which were contractually due to MBIA upon the termination of a reinsurance agreement totaling $96 million as compensation for potential future performance volatility related to reassumed exposures. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES MBIA has sold credit protection by insuring derivative contracts with various financial institutions. As of March 31, 2010, we had $114.4 billion of net par outstanding on insured derivatives compared with $135.8 billion as of March 31, 2009. During the three months ended March 31, 2010, nine insured credit derivative transactions, representing $2.5 billion in net par outstanding, either matured or were contractually terminated prior to maturity.

The following table presents the net premiums earned related to derivatives and the components of the net change in fair value of insured derivatives for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net premiums and fees earned on insured derivatives	$29	$32	-9%
Realized gains (losses) on insured derivatives	(63)	(0)	100%

Realized gains (losses) and other settlements on insured derivatives	(34)	32	n/m
Unrealized gains (losses) on insured derivatives	(2,211)	1,609	n/m

Net change in fair value of insured derivatives	$(2,245)	$1,641	n/m

n/m - Percentage change not meaningful.

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. As a result, premiums earned related to insured credit derivatives will decrease over time as exposure to such transactions declines. Realized losses on insured derivatives for the three months ended March 31, 2010 resulted from payments related to multi-sector CDO transactions.

For the three months ended March 31, 2010 and 2009, unrealized losses and unrealized gains on insured derivatives, respectively, were principally the result of the effects of MBIA’s nonperformance risk on its derivative liability. In 2010, MBIA observed a tightening of its own credit spreads and the Company’s recovery rate improved which resulted in an unfavorable change in the fair value of our credit derivatives. The unrealized losses on the insured derivatives in the first quarter of 2010 included the elimination of $24 million of unrealized losses related to the consolidation of VIEs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles to our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent the present values of our estimates of expected future claim payments for such transactions using a discount rate of 6.51%, the same rate used to calculate our statutory loss reserves. We estimate that additional credit impairments on insured derivatives for the three months ended March 31, 2010 were $206 million across 11 CDO insured issues. Beginning with the fourth quarter of 2007 through March 31, 2010, total credit impairments on insured derivatives were estimated at $2.7 billion across 23 CDO insured issues, inclusive of 12 CDO insured issues for which we realized net losses of $902 million, net of reinsurance recoveries. The net realized losses were primarily associated with commutations, partial commutations, and restructurings or terminations of policies.

These credit impairments, a non-GAAP measure, may differ from the fair values recorded in our financial statements. Although the Company’s income statement includes the fair values, it regards the changes in credit impairment estimates as critical information for investors since the credit impairment estimates reflect the present values of amounts it expects to pay in claims net of recoveries with respect to insured credit derivatives. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments. In the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse before or at the maturity of the contracts. Contracts also may be settled prior to maturity at amounts that may be more or less than their recorded fair values. Those settlements can result in realized gains or losses, and the reversal of unrealized gains or losses.

The Company is not required to post collateral to counterparties of these contracts, thereby avoiding liquidity risks typical of standard credit derivative contracts. Refer to “Note 14: Commitment and Contingencies” in the Notes to Consolidated Financial Statements for information about legal actions commenced by MBIA with respect to certain CDS contracts. The outcome of such legal actions may affect the amount of realized losses ultimately incurred by the Company, although the damages potentially awarded to the Company upon prevailing in the litigation are not considered in determining the impairment of the insured credit derivative contracts. Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expenses” in our consolidated statements of operations. Such costs totaled $207 thousand and $14 million for the three months ended March 31, 2010 and 2009.

REVENUES OF CONSOLIDATED VIEs For the three months ended March 31, 2010, total revenues of consolidated VIEs were $42 million compared with a loss of $13 million in the same period of 2009. The increase was primarily due to net gains on financial instruments at fair value and foreign exchange of $106 million related to gains from sellers’/servicers’ contractual obligations to repurchase loans from the VIEs, partially offset by net realized losses of $74 million primarily due to the fair valuing of VIE assets and liabilities in the first quarter of 2010.

LOSSES AND LOSS ADJUSTMENT EXPENSES MBIA’s insured portfolio management group within its structured finance and international insurance business (“Structured Finance IPM”) is responsible for monitoring MBIA Corp.-insured issues. The level and frequency of monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If our Structured Finance IPM identifies concerns with respect to the performance of an insured issue it may designate such insured issue as “Caution List-Low,” “Caution List-Medium,” “Caution List-High,” or “Classified.”

The amounts included within this “Loss and Loss Adjustment Expenses” section exclude realized and unrealized gains and losses and estimated credit impairments on insured credit derivatives. Refer to the “Net Change in Fair Value of Insured Derivatives” section included herein for information about payments we have made or expect to make under insured credit derivative transactions.

Refer to “Note 2: Significant Accounting Policies” and “Note 10: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its loss reserves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following tables present information about our insurance reserves and recoverables as of March 31, 2010 and December 31, 2009, as well as our loss and LAE provision for the three months ended March 31, 2010 and 2009:

	March 31,	December 31,	Percent Change
In millions	2010	2009	2010 vs. 2009
Gross losses and LAE reserves	$1,462	$2,227	-34%
Expected recoveries on unpaid losses	437	829	-47%

Loss and LAE reserves	$1,025	$1,398	-27%

Insurance loss recoverable	$1,888	$2,413	-22%
Insurance loss recoverable - ceded(1)	$26	$45	-43%
Reinsurance recoverable on paid and unpaid losses	$47	$52	-6%

(1) - Reported within “Other Liabilities” on our consolidated balance sheets.

	Three Months Ended March 31,		Percent Change
In millions	2010	2009	2010 vs. 2009
Loss and LAE related to payments	$165	$707	-77%
Recoveries of actual and expected payments	46	(48)	n/m

Gross losses incurred	211	659	-68%
Reinsurance	(22)	(23)	-4%

Losses and loss adjustment expenses	$189	$636	-70%

n/m - Percentage change not meaningful.

Losses and LAE incurred in our structured finance and international insurance segment totaled $189 million for the three months ended March 31, 2010 compared with $636 million for the same period of 2009. Included in the $189 million were gross losses related to actual and expected future payments of $165 million, of which $140 million related to insured RMBS transactions, and decreases in actual and estimated potential recoveries of $46 million. Offsetting these losses was reinsurance of $22 million. Included in the $46 million of estimated potential recoveries were $42 million of recoveries related to our RMBS transactions. The $42 million of RMBS insurance loss recoveries comprised approximately $151 million related to amounts expected to be paid to MBIA from excess interest cash flows within the securitizations offset by $109 million decrease in estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and alternative A-paper (“Alt-A”) securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages. Losses on our RMBS exposure during 2010 continued to be primarily driven by high levels of loans that did not meet eligibility criteria for inclusion in MBIA-insured transactions, improperly serviced loans, and the impact of weakening economic conditions.

For the three months ended March 31, 2010, losses and LAE incurred include the elimination of a $106 million net benefit of recoveries of actual and expected payments as a result of consolidating VIEs from which MBIA Corp. expects such recoveries. The $106 million elimination includes gross recoveries of actual and expected payments of $264 million offset by loss and LAE related to payments of $158 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. As of March 31, 2010, case basis reserves consisted of the following:

$ in millions	Number of Issues(1)	Loss Reserve	Net Par Outstanding
Gross of reinsurance:
Issues with defaults	63	$987	$8,318
Issues without defaults	15	38	1,992

Total gross of reinsurance	78	$1,025	$10,310

Net of reinsurance:
Issues with defaults	63	$968	$8,206
Issues without defaults	15	27	1,536

Total net of reinsurance	78	$995	$9,742

(1) - An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

MBIA recognizes expected potential recoveries of paid claims based on probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. Such amounts are reported within “Insurance loss recoverable” and the corresponding estimated recovery amounts due to reinsurers are included within “Other liabilities” in the Company’s consolidated balance sheets. As of March 31, 2010 and December 31, 2009, our insurance loss recoverables were $1.9 billion and $2.4 billion, respectively. The decrease in our insurance loss recoverable principally resulted from the reclassification of recoveries of $356 million from “Insurance loss recoverable” to “Loan repurchase commitments” and the elimination of $238 million of recoveries, both resulting from the consolidation of VIEs, partially offset by an increase in expected potential recoveries resulting from the aforementioned obligations of the sellers/servicers of RMBS transactions to repurchase ineligible loans. As of March 31, 2010 and December 31, 2009, our insurance loss recoverable also included recoveries of approximately $636 million and $887 million, respectively, based on expected excess interest in RMBS securitizations. As of March 31, 2010 and December 31, 2009, insurance loss recoverables due to reinsurers totaled $26 million and $45 million, respectively. Insurance loss recoverables are only paid to reinsurers upon receipt of such amounts by MBIA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Structured Finance and International Insurance Losses

Residential Mortgage Exposure

MBIA insures mortgage-backed securities (“MBS”) backed by subprime mortgages directly through RMBS securitizations. MBIA also has indirect exposure to subprime mortgages that are included in CDOs in which MBIA guaranteed the senior most tranche of such transactions. There has been considerable stress and continued deterioration in the subprime mortgage market throughout 2008 and 2009 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of March 31, 2010, the Company had $3.6 billion of net par outstanding from direct exposure to subprime mortgages and $1.1 billion of indirect exposure to subprime mortgages in the form of collateral within CDOs compared with $3.9 billion and $7.1 billion, respectively, as of March 31, 2009. Of the $1.1 billion of indirect exposure, $989 million was related to CDOs executed in derivative form. While subprime transactions directly guaranteed by MBIA include collateral consisting of mortgages originated during 2005, 2006, and 2007, given the amount of subordination below MBIA’s insured portion of such transactions available to absorb any losses from collateral defaults, we currently do not expect material ultimate losses on these transactions. As of March 31, 2010, the Company had $92 million of net par outstanding in one insured direct subprime mortgage transactions with 2005, 2006, or 2007 subprime mortgage collateral appearing on the Company’s Classified List or Caution Lists. As of March 31, 2010, we expected losses of $20 million (on a present value basis) on eight secondary market multi-sector CDOs with net par outstanding of $285 million that include subprime mortgage exposure and that were reported on our Classified List. Additionally, there were eleven secondary market multi-sector CDOs with net par outstanding of $310 million that included subprime mortgage exposure and that were reported on our Caution Lists.

MBIA also insures MBS backed by mortgages that when originally underwritten were deemed to be issued to prime and near prime borrowers, including second-lien residential mortgage securitizations (revolving HELOC loans and CES mortgages) and Alt-A transactions. For the three months ended March 31, 2010, we incurred losses of $177 million related to RMBS transactions, after the elimination of $108 million of estimated recoveries from consolidating VIEs. This provision primarily reflects additions to previously established reserves on certain deals rather than a material increase in the number of transactions requiring loss reserves. Included in the $177 million were gross losses related to actual and expected future payments of $140 million and a decrease in actual and estimated potential recoveries of $42 million. Offsetting these losses was reinsurance of $5 million. The $42 million of RMBS insurance loss recoveries comprised approximately $151 million related to recoveries of amounts expected to be paid from excess cash flows within the securitizations offset by a $109 million decrease in estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages.

We paid approximately $339 million, net of reinsurance and collections, on insured RMBS transactions in the three months ended March 31, 2010, after eliminating $133 million of net payments made to consolidated VIEs. As of March 31, 2010, the net par outstanding on insured RMBS transactions for which we have paid net claims was $7.7 billion compared with $12.8 billion as of March 31, 2009. As of March 31, 2010 we expect to pay an additional $1.4 billion (on a present value basis) on these exposures. We expect to receive a total of $963 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in the securitizations. Of this amount, $636 million is included in our insurance loss recoverable and $327 million is included in our loss and LAE reserves. In addition, we expect to receive $1.2 billion (on a present value basis) as sellers/servicers honor their commitments to repurchase ineligible loans in the securitizations. Of this amount, $1.1 billion is included in our insurance loss recoverable and $86 million is included in our loss and LAE reserves.

As of March 31, 2010, we had paid a cumulative total of $2.8 billion, net of reinsurance and collections, on RMBS transactions and have case basis reserves of $935 million. The case basis reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the cash receipts we expect from the performing mortgages in the securitizations, reduced by potential recoveries from sellers/servicers. As payments are made, a portion of those expected future receipts is recorded within “Insurance Loss Recoverable” as discussed above. The payments that we make largely go to reduce the principal balances of the securitizations.

Since the second half of 2008, we have observed an increase in delinquencies in our insured RMBS transactions, which peaked in January 2009, and a greater than expected level of losses being realized. The largest single contributor to our losses appears to be the failure of most of the individual mortgage loans in many of our insured transactions to comply with the underwriting guidelines represented to us at origination. These breaches, combined with inadequate servicer performance and relatively few successful loan modifications, led to loss and LAE expense related to our residential mortgage exposures of $177 million for the three months ended March 31, 2010.

The majority of expected recoveries from RMBS transactions recorded since 2009 arose from a forensic review of defaulted mortgage loans in 32 insured issues containing first and second-lien mortgage loan securitizations. The representations and warranties in each insured RMBS securitization contractually obligate the seller to cure the breach, replace the loans or repurchase the ineligible loans at a price equal to their outstanding principal balance plus accrued interest or to replace them with eligible mortgage loans. While the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Company believes that these mortgage loans are subject to repurchase or replacement obligations by the sellers/servicers, successful challenges of such determinations by the sellers/servicers could result in the Company recovering less than the amount of its estimated recoveries. The Company is continuing to review and evaluate additional mortgage loans in its insured RMBS pools and expects that there will be additional mortgages in these or in other transactions that are subject to a repurchase or replacement obligation by the sellers/servicers. In addition, recoveries and damages from legal actions that MBIA has filed against certain of the sellers/servicers could result in recoveries that are substantially higher than the amount currently recognized as recoveries. As previously discussed, we also recorded recoveries based on expected receipts of excess interest in securitizations. Refer to the “Critical Accounting Estimates” section included herein for additional information about assumptions used to estimate recoveries on our RMBS exposure.

Since September 2008, MBIA Corp. initiated multiple litigations against mortgage loan sellers/servicers alleging, among other things, that such sellers/servicers made material misrepresentations concerning the quality of loans made by these sellers/servicers, which were included in a number of MBIA-insured second-lien residential mortgage securitizations. In particular, complaints in these actions allege that a very high proportion of the defaulted loans in these securitizations were ineligible for inclusion and thus reflect breaches of the originators’ representations with respect to such loans. In addition, the complaints allege that the sellers/servicers have failed to honor their contractual obligations regarding loan repurchases and ongoing servicing practices. For more information on these and other lawsuits commenced by MBIA, refer to “Note 14: Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

The following table presents the net par outstanding of MBIA’s direct RMBS insured exposure as of March 31, 2010 by S&P credit rating category:

	Net Par Outstanding
In millions	Prime Alt-A	Prime non-Alt-A	Subprime	HELOC	CES	Total
AAA	$2,381	$218	$2,485	$-	$17	$5,101
AA	6	18	25	-	-	49
A	465	18	242	79	37	841
BBB	700	3	105	513	1,128	2,449
Below investment grade	776	1	751	3,541	2,777	7,846

Total net par outstanding	$4,328	$258	$3,608	$4,133	$3,959	$16,286

The following table presents the net par outstanding by vintage year of MBIA’s second-lien residential mortgage loan securitizations insured exposure as of March 31, 2010:

	Net Par Outstanding
In millions	HELOC	% of Total HELOC	CES	% of Total CES
2007	$484	12%	$2,049	52%
2006	1,082	26%	1,753	44%
2005	1,612	39%	-	0%
2004	699	17%	102	3%
2003 and prior	256	6%	55	1%

Total net par outstanding	$4,133	100%	$3,959	100%

The following table provides a listing of second-lien residential mortgage securitization and Alt-A transactions included in MBIA’s insured portfolio for which it has made claim payments as of March 31, 2010:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

In millions
Obligor Name	Original Par Insured	Net Par Outstanding	Net Losses Paid Since Inception
HELOC:
Countrywide Home Equity Master Trust 2005-M	$2,000	$524	$166
Countrywide Home Equity Master Trust 2005-I	2,000	472	219
Countrywide Home Equity Series 2005-E	2,000	401	112
Countrywide Home Equity 2006-E	1,500	490	188
Countrywide Home Loans Inc 2005-A 1-A, 2-A	1,500	215	18
Countrywide Home Loans Inc 2004P	1,500	137	6
Countrywide Home Equity 2006-G	1,000	304	283
Countrywide Home Equity Series 2007-E	900	428	218
IndyMac Home Equity Line Asset-Backed Series 2006-H4	650	288	163
GMACM 2000-HE4	332	15	-
GSR 2007-HEL1	133	55	37

Total HELOC	$13,515	$3,329	$1,410
CES:
Countrywide Home Loans CWHEQ 2007-S1	$1,600	$828	$270
Countrywide Home Loans CWHEQ 2006-S10	1,600	788	123
Countrywide Home Loans CWHEQ 2006-S8	1,000	482	187
Countrywide Home Equity 2006-S9	1,000	483	138
Countrywide Home Loans CWHEQ 2007-S2	999	544	124
Countrywide Home Loans CWHEQ 2007-S3	700	387	84
IndyMac Home Equity Mortgage Loan 2007-1 Class A & Class A-IO	449	116	230
IndyMac Home Equity Loan ABS Trust 2007-2	246	59	152
Morgan Stanley Mortgage Loan Trust 2007-9SL	223	113	49

Total CES	$7,817	$3,800	$1,357
Alt-A:
Deutsche Bank Alt-A Securities Trust 2007-AR3	$795	$475	$13
TBW 2006-6	94	94	1
TBW 2007-1	39	39	-

Total Alt-A	$928	$608	$14

	$22,260	$7,737	$2,781

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The above table excludes HELOC original par insured of $3.7 billion, net par outstanding of $1.5 billion and net losses paid since inception of $412 million related to consolidated VIEs. Additionally, the above table excludes CES original par insured of $4.8 billion, net par outstanding of $2.1 billion and net losses paid since inception of $1.0 billion related to consolidated VIEs.

Manufactured Housing

MBIA continues to closely monitor the manufactured housing sector which has experienced stress during the last several years. MBIA ceased writing business in this sector, other than through certain CDO transactions, in 2000. As of March 31, 2010, the Company had $20 million in case basis reserves, net of reinsurance, covering net insured par outstanding of $101 million on three credits within the manufactured housing sector. The Company had additional manufactured housing net insured par outstanding of $1.5 billion as of March 31, 2010, of which approximately 21% was reported as Caution List-Medium and Caution List-High.

Other

Prior to 2010, we took remediation action on an international infrastructure financing transaction and purchased a significant amount of the outstanding debt of the issuer at a discount to par. As a consequence, we consolidated the issuer as a VIE. During the first quarter of 2010, we appointed receivers who will be conducting the sale of the project. Additionally, we entered into contracts to purchase an additional 5% of the outstanding debt of the issuer at a discount to par. These contracts will settle upon the closing of the sale of the project.

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

On February 27, 2010, the Republic of Chile was affected by an earthquake measuring 8.8 on the Richter scale. MBIA Corp. has $2.2 billion of net par exposure in the country, including exposure to the major north/south highway and the Santiago airport, and it is apparent that there has been some damage to these infrastructure assets. Although we believe that the liquidity and other protections built into our insured transactions, including insurance, and the essentiality of the underlying assets provide adequate protection against loss, there can be no assurance that there will be no disruptions in cash flow or that we will not experience ultimate losses associated with this event.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES The Company’s structured finance and international insurance expenses for the three months ended March 31, 2010 and 2009 are presented in the following table:

	Three Months Ended March 31,		Percent Change
In millions	2010	2009	2010 vs. 2009
Gross expenses	$27	$69	-60%

Amortization of deferred acquisition costs	48	58	-16%
Operating	26	65	-60%

Total insurance operating expenses	$74	$123	-40%

Gross expenses in our structured finance and international insurance segment decreased as a result of the separation of our insurance business into two segments in mid-first quarter 2009. Additionally, gross expenses decreased due to a reduction in loss prevention expenses related to insured credit derivatives and consulting expenses related to changes in our legal entity structure.

The amortization of deferred acquisition costs in our structured finance and international insurance segment decreased consistent with the decrease in the related deferred premium revenue.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Operating expenses in our structured finance and international insurance segment decreased principally as a result of the decrease in gross expenses as our structured finance and international insurance segment did not defer a material amount of policy acquisition costs during the first quarter of 2010 or 2009. Policy acquisition costs in these periods relate to premium taxes and assessments on policies written in prior periods.

INTEREST EXPENSE Interest expense in our structured finance and international insurance segment primarily consists of interest related to MBIA Corp.’s surplus notes and TALF loans. Interest expense related to MBIA Corp.’s surplus notes was $34 million for the three months ended March 31, 2010 and 2009.

EXPENSES OF CONSOLIDATED VIEs For the three months ended March 31, 2010, total expenses of consolidated VIEs were $16 million compared with $21 million in the same period of 2009. The decrease was primarily due to a reduction in interest expense as interest expense for certain VIEs is now included in the change in the fair value of the related liabilities. The decrease was partially offset by an increase of $6 million in operating expenses for such items as trustee fees, banking fees and legal expenses.

COLLATERALIZED DEBT OBLIGATIONS AND RELATED INSTRUMENTS As part of our structured finance and international insurance activities, we typically provided guarantees on the senior most tranches of CDOs, as well as protection on structured pools of CMBS and corporate securities, and CDS referencing such securities. The following discussion, including reported amounts and percentages, includes insured CDO transactions consolidated by the Company as VIEs.

MBIA Corp.’s $109.0 billion CDO portfolio represented 55% of its total insured net par outstanding of $196.6 billion as of March 31, 2010. MBIA Corp.’s aggregate CDO portfolio is diversified by vintage and collateral type, and 89% of this exposure, or $97 billion, was insured through CDSs. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions Collateral Type	As of March 31, 2010
Net Par
Multi-sector CDOs(1)	$12.9
Multi-sector CDO-Squared	6.4
Investment grade CDOs and structured corporate credit pools	33.4
High yield corporate CDOs	11.5
Structured CMBS pools and CRE CDOs	44.8

Total	$109.0

(1) - Does not include multi-sector CDO-Squared transactions totaling $6.4 billion as of March 31, 2010.

Multi-Sector CDOs

Multi-sector CDOs are transactions that include a variety of structured finance asset classes in their collateral pools. The collateral in MBIA’s insured multi-sector CDO transactions, including CDO-squared transactions, comprises prime and subprime RMBS, CDOs of ABS (multi-sector CDOs), corporate CDOs, collateralized loan obligation (“CLO”), ABS (e.g. securitizations of auto receivables, credit cards, etc.), CRE CDOs, CMBS, and corporate credits. Our insured multi-sector CDO transactions rely on underlying collateral originally rated single-A or above (CDOs of high-grade U.S. ABS) and collateral primarily originally rated triple-B (CDOs of Mezzanine U.S. ABS).

MBIA’s multi-sector CDOs originally benefited from two sources of credit enhancement. First, the subordination in the underlying securities collateralizing the MBIA wrapped tranche must be fully eroded and second, the subordination below MBIA’s insured tranche in the CDO transaction must be fully eroded before MBIA’s insured interest is subject to a claim. MBIA’s payment obligations after a default vary by deal and by insurance type. There are currently two policy payment types: (i) where MBIA insures current interest and ultimate principal; and (ii) where MBIA insures payments upon settlement of individual collateral losses as they occur after the complete erosion of deal deductibles, such payment profiles are referred to as “Asset Coverage with a Deductible.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Total net par exposure in our multi-sector CDO portfolio at the onset of the credit crisis was $30.1 billion as of December 31, 2007. As of March 31, 2010, multi-sector CDO net par exposure was reduced by approximately $10.8 billion. Of the $10.8 billion, approximately $5.2 billion was terminated contractually without any payment from MBIA, approximately $4.1 billion was a result of negotiated commutations, and the remaining reduction was primarily due to amortization and maturity. Our net par exposure to multi-sector CDOs, including CDO-squared transactions, represents 18% of MBIA Corp.’s CDO exposure and approximately 10% of MBIA Corp.’s total net par insured.

The following table presents the collateral as a percent of the performing pool balances:

$ in millions		As of March 31, 2010
Year Insured	Net Par Outstanding	Other Collateral	Sub- prime RMBS Collateral	Total	Current Subordination Range Below MBIA	Original Subordination Range Below MBIA	Net Derivative Asset / (Liability)
CDOs of High-Grade U.S. ABS
2004	1,284	67%	33%	100%	0.0-7.4%	12.5-13.0%	(316)
2005	607	65%	35%	100%	0.0%	20.0%	(100)
2006	3,222	72%	28%	100%	0.0%	12.0-14.0%	(722)
2007	3,954	85%	15%	100%	0.0%	13.0-14.0%	(991)

Subtotal	$9,067						$(2,129)

CDOs of Mezzanine U.S. ABS
2000	11	100%	0%	100%	55.5%	21.4%	-
2002	548	94%	6%	100%	0.0-56.1%	13.8-28.1%	(0)
2003	644	84%	16%	100%	0.0-73.6%	21.5-29.8%	-
2004	621	68%	32%	100%	0.0-7.2%	16.0-30.5%	(15)
2005	290	68%	32%	100%	0.0%	19.5%	(48)

Subtotal	$2,114						$(63)

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	153	100%	0%	100%	36.3%	5.0%	-
2003	256	100%	0%	100%	18.5%	10.0%	(29)
2005	1,328	82%	18%	100%	6.2%	10.0%	(162)
2006	1,612	76%	24%	100%	1.5-6.4%	10.0-13.0%	(221)
2007	3,032	94%	6%	100%	0.0-8.0%	13.0-15.0%	(225)

Subtotal	$6,381						$(637)

Total	17,562						(2,829)
	615	Multi-Sector CDO European Mezzanine and Other Collateral (3 CDOs)					(41)
	1,136	Multi-Sector CDO insured in the Secondary Market prior to 2005 (39 CDOs)					-

Grand Total	$19,313						$(2,870)

Our multi-sector CDOs are classified into CDOs of high-grade U.S. ABS, CDOs of mezzanine U.S. ABS, and CDOs of multi-sector high-grade collateral (CDO-squared). As of March 31, 2010, net par outstanding on MBIA-insured CDOs of high-grade U.S. ABS totaled $9.1 billion and the majority of collateral consisted of non-sub-prime and sub-prime RMBS. Original subordination levels in these transactions ranged from 12% to 20% compared with current subordination levels that range from 0% to 7.4%. As of March 31, 2010, net par outstanding on MBIA-insured CDOs of mezzanine U.S. ABS totaled $2.1 billion and the majority of collateral consisted of non-sub-prime RMBS, CMBS and sub-prime RMBS. Original subordination levels in these transactions ranged from 13.8% to 30.5% compared with current subordination levels that range from 0% to 73.6%. As of March 31, 2010, net par outstanding on MBIA-insured CDO-squared transactions totaled $6.4 billion and the majority of collateral consisted of CLOs. Original subordination levels in these transactions ranged from 5% to 15% compared with current subordination levels that range from 0% to 36.3%.

The significant erosion of subordination in our multi-sector CDO transactions has principally resulted from the underperformance of sub-prime and CDO collateral. As discussed above, the erosion of subordination in these transactions increases the likelihood that MBIA will pay a claim. As of March 31, 2010, our credit impairment estimates and case loss reserves for 21 multi-sector CDO transactions, representing 73% of all MBIA-insured multi-sector CDO transactions (including both CDS and non-CDS contracts), aggregated to $1.9 billion for which MBIA expects to incur actual net claims in the future. Of the remaining transactions, 15% is on our Caution List and 13% continues to perform at or close to our original expectations. In the event of further performance deterioration of the collateral referenced or held in our multi-sector CDO transactions, the amount of credit impairments could increase materially.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As of March 31, 2010, the rating distribution of our insured transactions is presented in the following table. These ratings reflect the past and expected future performance of the underlying collateral within each transaction.

Insured Exposure Rating(1)	Original	Current
AAA	99%	2%
AA	1%	1%
A	-	5%
BBB	-	2%
Below investment grade	-	90%

Total	100%	100%

(1) - All ratings are current. Ratings are derived using the most conservative rating from Moody’s, S&P or MBIA.

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

Our investment grade corporate CDO exposure references pools of predominantly investment grade corporate credits. Additionally, some of these pools may include limited exposure to other asset classes, including structured finance securities (such as RMBS and CDOs). Most of our investment grade corporate CDO policies guarantee coverage of losses on collateral assets once subordination in the form of a deductible has been eroded, and are generally highly customized structures. As of March 31, 2010, the majority of insurance protection provided by MBIA Corp. on investment grade corporate CDO exposure attached at a super senior level. Our net par exposure to investment grade corporate CDOs represents 31% of MBIA Corp.’s CDO exposure and approximately 17% of MBIA Corp.’s total net par insured. Several of the Company’s insured investment grade corporate CDOs have experienced subordination erosion due to default of underlying referenced corporate obligors, as well as certain structured finance securities, but we currently do not expect losses on the MBIA’s insured tranches. We believe the tenor of the remaining subordination is sufficient and provides adequate protection. As of March 31, 2010, the collateral amount of the portfolio exceeds the net par outstanding as a result of credit enhancement (such as over-collateralization and subordination).

Our net par of insured investment grade corporate CDOs includes $14.8 billion that was typically structured to include buckets (30%-35% allocations) of references to specific tranches of other investment grade corporate CDOs (monotranches). In such transactions, MBIA’s insured investment grade corporate CDOs include, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The referenced monotranches in such CDOs are typically rated double-A and each referenced monotranche was typically sized to approximately 3% of the overall reference risk pool. The inner referenced monotranches are not typically subject to acceleration and do not give control rights to a senior investor. The inner referenced monotranches have experienced subordination erosion due to the default of their referenced corporate assets.

Information about the composition of our investment grade corporate CDO and structured corporate credit pool transactions is presented in the following table. Collateral level detail for each year insured was calculated using a weighted average of the total collateral as of March 31, 2010 for deals closed in the insured year. The impact of all credit events delivered and settled as of March 31, 2010 have been reflected in the current subordination levels.

The following table presents the collateral as a percent of the performing pool balances:

$ in millions			As of March 31, 2010
Year Insured	# of CDOs	Net Par Outstanding	Corporate Collateral	Other Collateral	Total	Current Subordination Range Below MBIA	Original Subordination Range Below MBIA	Net Derivative Asset / (Liability)
2003 and Prior	5	$1,633	100%	0%	100%	11.0-42.3%	11.0-22.0%	$-
2004	4	4,425	89%	11%	100%	6.0-15.0%	10.0-15.0%	(259)
2005	7	7,545	96%	4%	100%	11.9-25.1%	12.5-27.5%	(151)
2006	4	6,176	93%	7%	100%	12.9-23.0%	16.0-25.0%	(214)
2007	14	13,464	97%	3%	100%	13.5-34.5%	15.0-35.0%	(165)

Subtotal	34	$33,243						$(789)

		126	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (9 CDOs)					-

Grand Total		$33,369						$(789)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

High Yield Corporate CDOs

Our high yield corporate CDO portfolio, totaling $11.5 billion, is largely comprised of middle-market/special-opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). Our net par exposure to high yield corporate CDOs represents 11% of the MBIA Corp.’s CDO exposure and approximately 6% of MBIA Corp.’s total net par insured as of March 31, 2010. Our high yield corporate CDO portfolio does not contain any material sub-prime RMBS, non-sub-prime RMBS, or CDOs of ABS exposures.

There has been a marked decline in subordination levels as a result of defaults in underlying collateral, as well as sales of underlying collateral at discounted prices. Subordination for CDOs insured in earlier years have experienced, on average, more deterioration than those insured in later years. Subordination within CDOs may decline over time as a result of collateral deterioration. The risk of lower subordination levels is typically offset by the amortization of outstanding insured debt and a decrease in the time to maturity. There are currently no loss expectations on MBIA’s insured High Yield Corporate CDOs tranches at this time. However, there can be no assurance that the Company will not incur losses as a result of deterioration in subordination.

The following table presents the collateral as a percent of the performing pool balances:

$ in millions			As of March 31, 2010
Year Insured	# of CDOs	Net Par Outstanding	Corporate Collateral	Current Subordination Range Below MBIA	Original Subordination Range Below MBIA	Net Derivative Asset/ (Liability)
1999	1	$10	100%	38.2%	29.4%	$-
2002	1	215	100%	15.1%	19.4%	-
2003	2	576	100%	16.7-52.5%	24.2-30.0%	-
2004	4	2,974	100%	29.3-37.2%	22.0-33.3%	-
2005	3	968	100%	17.8-38.0%	21.8-34.0%	-
2006	3	4,069	100%	10.0-46.8%	10.0-49.0%	-
2007	5	2,210	100%	27.7-42.2%	31.0-42.0%	(1)

Subtotal	19	$11,022				$(1)

		457	High Yield Corporate CDO insured in the Secondary Market prior to 2004 (23 CDOs)			(2)

Grand Total		$11,479				$(3)

Structured CMBS Pools and CRE CDOs

We have $45 billion of net par exposure to the CRE sector, a diversified global portfolio of structured transactions primarily comprising CRE collateral. This portfolio can be sub-divided primarily into two distinct pools: structured CMBS pools and CRE CDOs. MBIA Corp. also insured an additional approximately $3.9 billion of CRE loan pools, primarily located in Europe, which is excluded from the detail provided below.

As of March 31, 2010, our exposure to structured CMBS pools totaled $35.3 billion and represented approximately 18% of MBIA Corp.’s total net par insured. These transactions are pools of CMBS, Real Estate Investment Trust (“REIT”) debt and CRE CDOs that were structured with first loss deductibles such that MBIA Corp.’s obligation would be sized to at least a triple-A level at inception before giving effect to the guarantee provided by MBIA Corp. The deductible sizing was a function of the underlying collateral ratings and the structural attributes. MBIA Corp.’s guarantee for most structured CMBS pool transactions covers losses on collateral assets once a deductible has been eroded.

The securities in the pools are generally CMBS bonds or CDSs referencing CMBS bonds. MBIA Corp.’s guarantee generally is in the form of a CDS referencing the CMBS bonds. MBIA Corp. would have payment obligations if the volume of CMBS bond defaults exceeded the deductible level. Each pool is comprised of a pool of CMBS bonds, which in turn are backed by pools of commercial mortgage loans. The same CMBS bonds may be referenced in multiple pools. The Company’s structured CMBS pools are static, meaning that the collateral pool of securitizations cannot be changed. Most transactions are comprised of similarly rated underlying tranches. The deductible for each transaction varies according to the ratings of the underlying collateral. For example a deal comprised of originally BBB rated underlying CMBS bonds would typically include a 30-35% deductible to MBIA’s position whereas a transaction comprised of all originally AAA rated underlying CMBS bonds would typically require a 5-10% deductible. Approximately 39% of our par insured in this portfolio is comprised of collateral originally rated in the BBB band. The higher risk of BBB collateral is intended to be offset by the diversification in the collateral pool and the level of deductible. In all cases, MBIA Corp.’s insured position was rated AAA at origination by at least one of Moody’s, S&P and/or Fitch.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the original and current credit ratings by band (i.e. BBB band is BBB+/BBB/BBB-) of underlying reference obligations in our insured structured CMBS pools portfolio based on the lower of Moody’s or S&P ratings. The attachment range provided is indicative and reflects rating of the majority of the reference collateral.

Original Collateral Vintage and Rating Concentration

Original ratings reflect the rating the day the collateral security was issued

	Year Collateral					Deductible Range
$ in billions	Pre-2005	2005	2006	2007	Total
AAA	8%	2%	14%	10%	34%	5%-10%
AA	0%	0%	1%	1%	2%	14%-16%
A	1%	3%	10%	2%	17%	17%-20%
BBB	2%	9%	23%	5%	39%	30%-35%
<BB+	2%	2%	2%	1%	7%	70%-80%

Total	13%	16%	50%	19%	98%

Net Par Outstanding (as of September 30, 2008)	$0.40	$2.10	$7.00	$23.50	$33.00

Current Collateral Vintage and Rating Concentration

Current as of April 6, 2010

	Year Collateral
$ in billions	Pre-2005	2005	2006	2007	Total
AAA	8%	1%	5%	1%	14%
AA	0%	1%	1%	0%	3%
A	1%	1%	4%	1%	7%
BBB	1%	2%	4%	4%	11%
<BB+	3%	13%	36%	13%	65%

Total	14%	18%	50%	19%	100%

Net Par Outstanding (as of March 31, 2010)	$0.40	$2.20	$7.20	$25.60	$35.30

Due to the deterioration in the mortgage markets and changes to rating agency models, many CMBS bonds have experienced multi-notch ratings downgrades over the last 12 months. The downgrades have been most pronounced in transactions with more recent vintages. Ninety-two percent of the underlying reference obligations in our insured transactions were rated investment grade at origination compared with 35% as of March 31, 2010. Essentially, most of the collateral originally rated triple-A remains investment grade but virtually all other collateral has been downgraded below investment grade. The increase in net par outstanding from September 30, 2008 to March 31, 2010 is attributable to the reassumption of exposures ceded to reinsurers.

As of March 31, 2010, our exposure to CRE CDOs totaled $9.5 billion and represented approximately 9% of MBIA Corp.’s CDO exposure and 5% of MBIA Corp.’s total net par insured. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. These structures benefit from typical CDO structural protections such as cash diversion triggers, collateral quality tests and manager replacement provisions. In most instances, MBIA Corp. guarantees timely interest and ultimate principal of these CDOs. As with our other insured CDOs, these transactions were generally structured with triple-A or a multiple of triple-A credit support protection below our guarantee.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Information about the composition of our structured CMBS pools and CRE CDO transactions is presented in the following table. The collateral level detail for each year insured is shown as a percentage of the total collateral for all transactions insured in that year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over-collateralization and subordination) and reinsurance. The following table does not provide collateral level detail on eight structured CMBS pools totaling $245 million of net par executed in the secondary market. These deals were insured prior to 2005, and all eight deals were rated triple-A when insured.

$ in millions		Collateral as a % of Performing Pool Balance as of March 31, 2010
Year Insured	Net Par Outstanding	Cusip CMBS	Whole Loans	REIT Debt	Sub- prime RMBS	Other RMBS	Other	Total	Net Derivative Asset/ (Liability)
CRE CDOs
2004	374	65%	1%	19%	12%	3%	0%	100%	-
2005	1,319	60%	1%	8%	17%	5%	10%	100%	(44)
2006	3,385	39%	48%	3%	1%	0%	9%	100%	(64)
2007	4,458	62%	26%	3%	1%	1%	7%	100%	(123)

Subtotal	$9,536								$(231)

Structured CMBS Pools
2003	154	63%	0%	36%	0%	0%	1%	100%	-
2005	2,200	100%	0%	0%	0%	0%	0%	100%	(1)
2006	7,175	89%	0%	0%	0%	0%	11%	100%	(446)
2007	25,560	97%	0%	0%	0%	0%	3%	100%	(1,322)

Subtotal	$35,089								$(1,769)

Total	$44,625								$(2,000)

	245	Structured CMBS Pools insured in the Secondary Market prior to 2005 (8 pools)							-

Grand Total	$44,870								$(2,000)

As of March 31, 2010, our structured CMBS pools and CRE CDO insured portfolio did not contain any CDOs of ABS exposures, and the structured CMBS pools did not contain any subprime and non-subprime RMBS exposures. Several of the CRE CDO transactions do contain some RMBS collateral, but overall this comprises less than 5% of the CRE CDO portfolio.

Our structured CMBS pool portfolio comprises over 58,000 loans and is well diversified geographically and by property type in keeping with the industry as a whole. The current weighted average debt service coverage ratio (“DSCR”) of underlying mortgages in the CMBS pools is 1.59 based on net operating income (“NOI”) derived from the most recent property level financial statements (one-third of the properties have provided 2009 financial statements; the remaining two-thirds have supplied either partial 2009 or 2008 financial statements) compared to an average DSCR of 1.55 as of March 31, 2009. The weighted average loan-to-value ratio is 72%, compared to 69% as of March 31, 2009. The majority of the loans are long-term and fixed-rate in nature. Approximately 16% of the loans will mature within the next three years; however, the weighted average DSCR of these loans is significantly higher at 1.77 based upon the latest available financial statements. These factors, combined with MBIA Corp. deal attachment points ranging from 5% to 80% depending upon collateral composition, provide protection against losses. Additionally, underlying bond collateral loss coverage in our pools generally ranges from 2% to 30%, providing further protection against losses.

Delinquencies have increased in the commercial real estate market over the past year given the economic downturn and the shortage of financing. As of March 31, 2010, 30-day and over delinquencies continued to increase in the fixed rate, conduit CMBS market to 7.06% and in MBIA Corp.’s insured portfolio to 7.67%, primarily due to MBIA Corp.’s concentration in the 2006 and early 2007 vintages. In light of these increases in the delinquency levels in the market, we increased the probability of loss that we use to project the probability-weighted estimate of loss in the portfolio. As a result of our revised assumptions, as of March 31, 2010, we estimated our aggregate credit impairment on a portion of our portfolio to be $123 million. The impairment is estimated using our loss reserve methodology, which sums the probability–weighted losses across multiple scenarios as described below.

Our ultimate losses will be a function of the proportion of the loans that are liquidated and loss severity on underlying properties. Since there have been very few foreclosures and liquidations of the underlying properties, the ultimate loss rates are highly uncertain. We believe, however, that given the maturity of the underlying loans and since most CMBS-eligible loans are on income producing property, ultimate loss rates on loans will continue to be mitigated as a result of extensions, refinancings and restructurings. Moreover, there are some signs that property values may have reached their lows and that further declines in property values may be less likely. Further prolonged macroeconomic stress, however, may precipitate higher levels of liquidations and higher loan level loss severities and could result in MBIA incurring substantial losses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

We would pay actual losses if both of two conditions apply: 1) if at the CMBS bond level, there are loan level defaults and liquidations of individual properties which in aggregate impair the tranche that is referenced in our pool, and 2) if the aggregate amount of impairments of CMBS bonds exceeds the deductible in our insured transaction. To date, we have paid no claims.

There is substantial uncertainty regarding the future performance of these transactions. In light of this uncertainty and in order to arrive at a probability-weighted estimate of potential future losses on these transactions, consistent with our loss reserving methodology, we developed seven scenarios of projected deal performance using three general approaches. The approaches require substantial judgments about the future performance of the underlying loans behind the CMBS bonds in our wrapped transactions. The first approach uses projected NOI and cap rates to project losses under two scenarios: one in which NOI and cap rates remain flat at current levels, and one in which these measures improve slowly from 2010. The second approach stratifies loans into debt service coverage buckets and uses default probabilities for each strata implied by a JPMorgan default study to project defaults. This approach is applied to three scenarios where projected deal level losses vary based on the loss severity assumptions applied to individual mortgages. The third approach stratifies loans into different buckets based on delinquency (including a “current to delinquent” roll rate assumption) and generates two scenarios of projected losses based on applying different roll to loss rates from the 90 days or more delinquency bucket to loss.

We assign a very wide range of potential loss outcomes among the seven scenarios, from no loss to the potential for a substantial loss to MBIA based on the expected values of transaction-specific distributions of possible outcomes (factoring in all known uncertainties). The probability-weighted credit impairment of $123 million as of March 31, 2010, reflects our belief that the most probable scenarios result in no loss, with lower probabilities assigned to scenarios that show moderate to substantial losses. The sum of the probabilities assigned to all scenarios is 100%. We will continue to update our analysis each quarter, and while we believe that market conditions will begin to improve in 2010, if market conditions deteriorate and liquidation and loss severity rates increase substantially from their current levels, the probability of substantial further losses on these transactions, and the number of our insured transactions subject to loss will increase.

U.S. Public Finance and Structured Finance and International Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. During the first three months of 2010, MBIA reassumed par outstanding of $3.5 billion from one reinsurer. MBIA will continue to evaluate its use of reinsurance, which may result in future portfolio commutations from reinsurers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents information about our reinsurance agreements as of March 31, 2010 for our U.S. public finance and structured finance and international insurance operations. Estimated credit impairments represent the reinsurers’ portion of amounts we expect to pay on insured derivative contracts.

In millions
Reinsurers	S&P Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	LOC / Trust Accounts	Reinsurance Recoverable (3)	Estimated Credit Impairments on Insured Derivatives	Derivative Asset

Channel Reinsurance Ltd.	N/R(1)	N/R(1)	$32,270	$649	$43	$404	$654

Assured Guaranty Corp.	AAA (Negative Outlook)	Aa3 (Negative Outlook)	5,073	-	17	(1)	-

Assured Guaranty Re Ltd.	AA (Stable)	A1 (Negative Outlook)	704	4	-	-	-

Overseas Private Investment Corporation	AAA (Stable)	Aaa (Stable)	301	-	-	-	-

Export Development Canada	AAA (Stable)	Aaa (Stable)	174	2	-	-	-

Others	R(2) or above	Caa2 or above	248	1	-	-	-

Total			$38,770	$656	$60	$403	$654

(1) - Not rated.

(2) - Regulatory intervention.

(3) - Total reinsurance recoverable of $60 million comprised recoverables on paid and unpaid losses of $20 million and $40 million, respectively.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of March 31, 2010, the total amount available under these letters of credit and trust arrangements was $656 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of March 31, 2010, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $38.8 billion compared with $53.3 billion as of March 31, 2009. Of the $38.8 billion of ceded par outstanding as of March 31, 2010, $12.6 billion was ceded from our U.S. public finance insurance segment and $26.2 billion was ceded from our structured finance and international insurance segment. Under National’s reinsurance agreement with MBIA Insurance Corporation, if a reinsurer of MBIA Insurance Corporation is unable to pay claims ceded by MBIA Insurance Corporation, National will assume liability for such ceded claim payments. As of March 31, 2010, the total amount for which National would be liable in the event that the reinsurers of MBIA Insurance Corporation were unable to meet their obligations is $12.6 billion. For FGIC policies assigned to National from MBIA Insurance Corporation, National maintains the right to receive third-party reinsurance totaling $11.0 billion.

MBIA owns a 17.4% equity interest in Channel Reinsurance Ltd. (“Channel Re”). As of March 31, 2010, the Company expects Channel Re to continue to report negative shareholders’ equity on a GAAP basis primarily due to unrealized losses on its insured credit derivatives based on fair value accounting. As of March 31, 2010, the fair value of the derivative assets related to credit derivatives ceded to Channel Re was $654 million and the reinsurance recoverable from Channel Re was $43 million. Based on our assessment, we determined that cash and investments, inclusive of approximately $649 million that Channel Re had on deposit in trust accounts for the benefit of MBIA as of March 31, 2010, were in excess of MBIA’s current insured exposure to Channel Re. Although the trust accounts limit the potential for Channel Re to default on its obligations to MBIA, there can be no assurance that Channel Re will not default on its obligations to MBIA that exceed the amounts already held in the trust accounts. MBIA Corp. can commute its reinsurance with Channel Re (including reinsurance of business ceded to National) at any time within 25 business days of notice. In June 2009, Channel Re was placed into run-off by its Board of Directors and, in September 2009, a run-off plan was reviewed by the Bermuda Monetary Authority and approved by Channel Re’s Board of Directors. The run-off plan stipulates that no additional business will be ceded to Channel Re and provides for the ongoing management of Channel Re during the run-off period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Advisory Services

The following tables summarize the results and assets under management of our advisory services segment for the three months ended March 31, 2010 and 2009. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Three Months Ended March 31,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net investment income	$(0)	$(0)	0%
Fees and reimbursements	16	14	22%
Net gains (losses) on financial instruments at fair value and foreign exchange	0	0	0%
Net realized gains (losses)	1	0	100%

Total revenues	17	14	28%
Operating expenses	14	10	42%

Pre-tax income (loss)	$3	$4	-13%

Ending assets under management:
Third-party	$26,160	$22,032	19%
Insurance and corporate	9,549	11,057	-14%
Asset/liability products and conduits	7,253	8,588	-16%

Total ending assets under management	$42,962	$41,677	3%

For the three months ended March 31, 2010, fees increased primarily due to fees earned on assets managed for other MBIA segments and from the customized asset management and CDO management business. Operating expenses for the three months ended March 31, 2010 increased due to expenses associated with the Cutwater re-branding, transfers of employees and other direct and allocated expenses from other MBIA areas as part of Cutwater’s reorganization.

Average third-party assets under management for the three months ended March 31, 2010 were $26.0 billion compared with $25.0 billion as of December 31, 2009. As of March 31, 2010, third-party ending assets under management at market value were $26.2 billion, increasing 3% from $25.4 billion as of December 31, 2009. The increase resulted from increases in municipal pool balances, new separate account management and CDO management assignments. As of March 31, 2010, ending assets under management at market value related to the Company’s other segments were $16.8 billion, increasing slightly from $16.7 billion as of December 31, 2009.

The Company has issued commitments to three pooled investment programs managed or administered by Cutwater Investor Services Corp. (“Cutwater-ISC”), formerly known as MBIA Municipal Investor Service Corporation and its subsidiary. These commitments, which are accounted for as derivatives and recorded on the Company’s balance sheet at fair value, cover losses in such programs should the net asset values per share decline below specified per share values. As of March 31, 2010, the maximum amount of future payments that the Company would be required to make under these commitments was $6.1 billion. These commitments will be in effect as long as Cutwater-ISC and its subsidiary remain as manager or administrator and each program remains in compliance with its respective investment objectives and policies. Although the pools hold high-quality short-term investments, there is risk that the Company will be required to make payments or incur a loss under these guarantees in the event of material redemptions by shareholders of the pools and the need to liquidate investments held in the pools. The net unrealized gains or losses on these derivatives were losses of $19 thousand for the three months ended March 31, 2010. The Company has, and may in the future, purchase investments at its discretion from the pooled investment programs it manages, whether or not such programs have been guaranteed by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Corporate

The following table summarizes the consolidated results of our corporate segment for the three months ended March 31, 2010 and 2009. These results include revenues and expenses that arise from general corporate activities and from providing support to the other segments.

	Three Months Ended March 31,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net investment income	$5	$7	-27%
Fees and reimbursements	23	-	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(28)	(9)	n/m
Net realized gains (losses)	2	(1)	n/m
Net gains on extinguishment of debt	-	1	-100%

Total revenues	2	(2)	n/m

Operating	27	8	n/m
Interest	17	18	-5%

Total expenses	44	26	68%

Pre-tax income (loss)	$(42)	$(28)	-50%

n/m - Percentage change not meaningful.

For the three months ended March 31, 2010, fees of $23 million related to general support services provided to business units within the company on a fee basis.

For the three months ended March 31, 2010, net losses on financial instruments at fair value and foreign exchange included a loss of $27 million related to fair valuing outstanding warrants issued on MBIA Inc. common stock. The loss was attributable to significant fluctuations in MBIA’s stock price and volatility, which are used in the valuation of the warrants.

For the three months ended March 31, 2010, corporate operating expenses increased primarily due to general and administrative expenses related to our newly established service company, Optinuity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Asset/Liability Products

The following table summarizes the results of our asset/liability products segment for the three months ended March 31, 2010 and 2009. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Three Months Ended March 31,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net investment income	$28	$61	-55%
Fees and reimbursements	-	0	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	(14)	55	-125%
Net realized gains (losses)	(11)	27	-141%
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(165)	(196)	16%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	138	-	100%

Net investment losses related to other-than-temporary impairments	(27)	(196)	86%
Net gains on extinguishment of debt	0	4	-100%

Revenues of consolidated VIEs:
Net investment income	0	-	100%
Net gains (losses) on financial instruments at fair value and foreign exchange	12	-	100%

Total revenues	(12)	(49)	74%

Operating	4	8	-57%
Interest	48	89	-46%

Total expenses	52	97	-47%

Pre-tax loss	$(64)	$(147)	56%

For the three months ended March 31, 2010, the pre-tax loss primarily resulted from realized losses of $27 million related to other-than-temporary impairments of investments, $14 million on net losses on fair value and foreign exchange and $11 million in net realized losses, partially offset by $12 million of net gains related to the consolidation of VIEs during the quarter. The pre-tax loss for the same period of 2009 resulted in $196 million of net realized losses from investment securities sales and impairments, partially offset by $61 million of net investment income.

As of March 31, 2010, principal and accrued interest outstanding on investment agreement and MTN obligations and securities sold under agreements to repurchase totaled $5.2 billion compared with $5.5 billion as of December 31, 2009. The decrease in these liabilities principally resulted from scheduled amortizations. In addition, as of March 31, 2010, the segment had a secured loan outstanding payable to MBIA Corp. of $1.5 billion and cash advanced from the Company’s corporate segment of $600 million. Cash and investments supporting the segment’s liabilities, including intercompany liabilities, had market values plus accrued interest of $5.0 billion and $5.3 billion as of March 31, 2010 and December 31, 2009, respectively. These assets comprised securities with an average credit quality rating of Aa3. Additionally, receivables for securities sold net of payables for securities purchased were $2 million and $37 million as of March 31, 2010 and December 31, 2009, respectively. Refer to the “Liquidity” section included herein for a discussion about the liquidity position of the asset/liability products program.

Through MBIA Inc., the asset/liability products segment also entered into matched repurchase and reverse repurchase agreements with National. These agreements, collectively, provide high-quality collateral to the asset/liability products segment for up to $2.0 billion, which is then pledged to investment agreement counterparties, and low-risk investment portfolio yield enhancement to the U.S. public finance insurance segment. As of March 31, 2010, the fair value of security borrowings under these agreements totaled $1.9 billion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Conduits

The following tables summarize the results of our conduits segment for the three months ended March 31, 2010 and 2009. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Three Months Ended March 31,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net investment income	$0	$-	0%
Fees and reimbursements	-	0	0%
Revenues of consolidated VIEs:
Net investment income	4	9	-51%
Net gains (losses) on financial instruments at fair value and foreign exchange	(1)	(9)	81%

Total revenues	3	0	n/m

Operating	0	0	0%
Expenses of consolidated VIEs:
Operating	4	7	-36%
Interest	1	1	-56%

Total expenses	5	8	-39%

Pre-tax income (loss)	$(2)	$(8)	73%

n/m - Percentage change not meaningful.

For the three months ended March 31, 2010, the pre-tax loss for 2010 and 2009 primarily resulted from $1 million and $9 million, respectively, in net losses from fair valuing embedded derivatives which capture the difference between initial expectations of cash receipts in three Meridian prepaid swaps and updated expectations based on revised cash flow and discount factors. To a lesser extent, the loss is also attributable to the maturity and amortization of transactions financed through our conduits, resulting in lower administrative fees revenues.

Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits. As such, we have eliminated intercompany transactions with our conduits from our consolidated balance sheet and statement of operations. After the elimination of such intercompany assets and liabilities, conduit investments (including cash) and conduit debt obligations were $1.9 billion and $1.8 billion as of March 31, 2010 and December 31, 2009, respectively. The effect of these eliminations on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments, representing investments in conduit MTNs by other MBIA subsidiaries, with a corresponding reduction of conduit MTN liabilities.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
In millions	2010		2009
Pre-tax income (loss)	$(2,259)		$985
Provision (benefit) for income taxes	(779)	34.5%	285	28.9%

For the three months ended March 31, 2010, the Company’s effective tax rate applied to our pre-tax income was slightly lower than the statutory tax rate of 35%. The difference in rates is principally a result of mark-to-market losses on the Warburg Pincus warrants for which no tax benefit is available.

For the three months ended March 31, 2009, the effective tax rate applied to our pre-tax loss was lower than the statutory tax rate of 35% primarily due to tax-exempt interest income from investments and the change in the valuation allowance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Five-Year NOL Carryback

On November 6, 2009, as part of The Worker, Homeownership, and Business Assistance Act of 2009, the net operating loss (“NOL”) carryback provision within the U.S. income tax law was amended to allow, through an election, all businesses with NOLs in either 2008 or 2009 (but not both) to claim refunds of taxes paid within the prior five years. In the fifth preceding year of the carryback period, the recovery is limited to the 50% of taxable income for that carryback year. There is no such limitation to the first four preceding years of the carryback period.

Based on the Company’s NOL position for the year ended December 31, 2009, the Company made the election under the new 5-year NOL carryback provision and expects to recover approximately $391 million in taxes paid during the carryback period. The amount of the expected refund will be allocated amongst MBIA Inc. and its eligible subsidiaries in accordance with the provision of the Company’s tax sharing agreement. MBIA Inc.’s approximate share of the refund is $137 million, MBIA Corp.’s share is $251 million and National’s share is $3 million. The Company expects to receive the refund in the second quarter of 2010.

Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources for National and MBIA Corp. Capital resources are defined by the Company as total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Corp. As of March 31, 2010, total shareholders’ equity and total debt was $3.4 billion. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital (shareholders’ equity plus total debt). MBIA Inc.’s investments in subsidiaries total $4.7 billion, and its asset/liability management business had negative shareholder’s equity of $1.5 billion.

Securities Repurchases

In the first quarter of 2010, MBIA Inc. repurchased 231 shares of the outstanding preferred stock of MBIA Insurance Corporation at a purchase price of approximately $11,000 per share or 11% of the face value. As of March 31, 2010, on a consolidated basis, 1,446 preferred shares of MBIA Insurance Corporation remained outstanding to unaffiliated investors with a carrying value of $14 million.

Insurance Statutory Capital

National and MBIA Corp. are incorporated and licensed in, and are subject to primary insurance regulation and supervision by, the State of New York. National and MBIA Corp. each are required to file detailed annual financial statements, as well as interim financial statements, with the New York State Insurance Department (“NYSID”) and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of statutory accounting principles (“U.S. STAT”) and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct. U.S. STAT differs from U.S. GAAP in a number of ways. Refer to the statutory accounting practices note to the financial statements of National and MBIA Corp. within exhibits 99.2 and 99.3, respectively, to MBIA Inc.’s Form 10-K for the year ended December 31, 2009 for an explanation of the differences between U.S. STAT and U.S. GAAP.

National

National reported total statutory capital of $2.1 billion as of March 31, 2010 compared with $2.0 billion as of December 31, 2009. As of March 31, 2010, statutory capital comprised $1.4 billion in contingency reserves and $740 million in policyholders’ surplus. The increase in National’s statutory capital is primarily due to statutory net income of $95 million in the first quarter of 2010. National’s total statutory capital as of March 31, 2010 includes a negative unassigned surplus of $1.5 billion. Consistent with our plan to transform our insurance business, we have submitted an application to the NYSID requesting approval to reset National’s unassigned surplus to zero. In the event that NYSID approves the reset of earned surplus, the total statutory capital of National would remain unchanged as of such date approval is granted.

As a New York State licensed financial guarantee insurance company, National is required to maintain a minimum of $65 million of policyholders’ surplus. National’s policyholders’ surplus was $740 million as of March 31, 2010, which provides a substantial cushion to the minimum required. National’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, incurred losses will reduce policyholders’ surplus.

National’s statutory policyholders’ surplus was lower than its GAAP shareholder’s equity by $2.1 billion as of March 31, 2010. Statutory accounting principles differ from GAAP in certain respects. For National, the significant differences include the following: upfront and installment premium revenue are earned under different schedules between U.S. STAT and GAAP; acquisition costs are charged as incurred under U.S. STAT rather than deferred and amortized under GAAP; contingency reserves are recorded on a statutory basis and not on a GAAP basis; changes in deferred income tax balances are recognized in surplus under U.S. STAT rather than recognized either in net income or other comprehensive income under GAAP; and “non-admitted assets” are charged directly against surplus under U.S. STAT but are reflected as assets under GAAP.

MBIA Corp.

MBIA Corp. reported total statutory capital of $3.5 billion as of March 31, 2010 and December 31, 2009. As of March 31, 2010, statutory capital comprised $1.5 billion in contingency reserves and $2.0 billion in policyholders’ surplus. MBIA Corp’s statutory capital position remained consistent with the level reported as of December 31, 2009 as incurred losses during the first quarter of 2010 were offset by premiums earned, net investment income and gains on reinsurance commutations. MBIA Corp.’s policyholders’ surplus as of March 31, 2010 includes a negative unassigned surplus of $192 million.

As a New York State licensed financial guarantee insurance company, MBIA Corp. is required to maintain a minimum of $65 million policyholders’ surplus. MBIA Corp’s policyholders’ surplus was $2.0 billion as of March 31, 2010, which provides a substantial cushion to the minimum required. MBIA Corp.’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, incurred losses will reduce policyholders’ surplus.

MBIA Corp.’s statutory policyholders’ surplus is higher than its GAAP shareholder’s equity by $1.8 billion as of March 31, 2010. Statutory accounting principles differ from GAAP in certain respects. For MBIA Corp., the significant differences include the following: the fair values of insured credit derivatives recorded under GAAP are significantly higher than the loss reserves recorded for those same contingent liabilities in our statutory accounts; the shareholder’s equity impact of our consolidated VIEs is more negative than the loss reserves we carry on our statutory books for those policies; surplus notes are recorded as a component of policyholders’ surplus under U.S. STAT rather than treated as long-term debt under GAAP; upfront and installment premium revenue are earned under different schedules for U.S. STAT and GAAP; acquisition costs are charged as incurred under U.S. STAT rather than deferred and amortized under GAAP; fixed-maturity investments are generally reported at amortized cost under U.S. STAT rather than at fair value under GAAP; the discount rate used in calculating loss reserves is equal to MBIA Corp.’s book yield under U.S. STAT rather than applicable risk-free rates under GAAP; contingency reserves are recorded on a statutory basis and not on a GAAP basis; changes in deferred income tax balances are recognized in surplus under U.S. STAT rather than recognized either in net income or other comprehensive income under GAAP; and “non-admitted assets” are charged directly against surplus under U.S. STAT but are reflected as assets under GAAP.

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

Since inception, National, the entity from which we conduct our U.S. public finance insurance business, has exhibited robust cash flows from operations, and relatively stable and predictable cash outflows. National held cash and short-term investments of $425 million as of March 31, 2010, and maintained a highly liquid investment portfolio consisting predominately of highly rated municipal bonds.

As of March 31, 2010, the Company believed that the liquidity position of its U.S. public finance insurance segment was sufficient to meet cash requirements in the ordinary course of business.

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

Since the fourth quarter of 2007, MBIA Corp. has made $5.7 billion of cash payments, before reinsurance, associated with RMBS securitizations and policy termination and claim payments relating to CDS contracts referencing CDO-squared and multi-sector CDOs. These cash payments also include loss payments of $145 million made on behalf of our consolidated VIEs. In MBIA Corp.’s outstanding insured portfolio, these types of insured exposures have exhibited the highest degree of payment volatility and continue to pose material liquidity risk to the Company’s structured finance and international insurance segment. As a result of the placement of ineligible loans in RMBS securitizations and current economic stress, MBIA Corp. could incur additional payment obligations beyond these mortgage-related exposures, which may be substantial, increasing the stress on MBIA Corp.’s liquidity.

Of the $5.7 million, MBIA Corp. has paid $4.5 billion of claims, before reinsurance, on policies insuring second-lien mortgage RMBS securitizations. We believe these payments were driven primarily by tens of thousands of ineligible mortgages being placed in the securitizations in violation of the representations and warranties of the sellers/servicers. As a result, payments have been far in excess of the level that might be expected in an economic downturn. We believe the current liquidity position of MBIA Corp. is adequate to make expected future payments on these exposures, but the degree of loss within these transactions has been unprecedented, and continued elevated levels of payments will cause additional stress on our liquidity position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

In general, our structured finance and international segment’s financial guarantee contracts and CDS contracts cannot be accelerated, thereby mitigating liquidity risk. However, under the terms of our insured CDS contracts, the insured counterparty may have a right to terminate the CDS contracts upon an insolvency or payment default by the guarantor (MBIA Corp. or MBIA UK) or LaCrosse, the entity that issued the CDS insured by MBIA Corp. or MBIA UK. Obligor defaults, credit impairments, and adverse capital markets conditions such as we are currently experiencing, can create payment requirements as a result of our irrevocable pledges to pay principal and interest, or other amounts owing on insured obligations, when due. Additionally, our structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes and preferred stock issuance. MBIA Corp. also provides guarantees to the holders of our asset/liability products debt obligations. If our asset/liability products segment or MBIA Inc. were unable to service the principal and interest payments on its debt and investment agreements, the holders of the insured liabilities would make a claim under the MBIA Corp. insurance policies. MBIA Corp. has lent $2.0 billion to the asset/liability products segment on a secured basis for the purpose of minimizing the risk that such a claim would be made. The loan matures in the fourth quarter of 2011. During the first quarter of 2010, a total of $145 million was repaid and the amount outstanding was $1.5 billion as of March 31, 2010. The Company expects that the loan will be fully repaid; however, the timing of the ultimate repayment may be affected by the performance of assets in the asset/liability products segment’s investment portfolio and by MBIA Inc.’s requirements to post collateral against guaranteed investment contracts, swap contracts, and internal and external borrowing facilities.

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

The Company manages the liquidity of its structured finance and international segment with the goal of maintaining cash and liquid securities in an amount in excess of all projected stress scenario payment requirements. To the extent our liquidity resources fall short of our target liquidity cushions under the stress-loss scenario testing, the Company will seek to increase its cash holdings position, by selling or financing assets in its investment portfolio or drawing upon one or more of its contingent sources of liquidity. As of March 31, 2010, MBIA Corp. had unencumbered cash and available-for-sale investments of $2.4 billion, of which $962 million comprised cash and highly liquid assets of MBIA Insurance Corporation (the NY-regulated entity). We believe that MBIA Corp. has sufficient cash on hand, liquid assets and future cash receipts to satisfy expected claims payments.

Corporate Liquidity

Liquidity needs in our corporate segment are highly predictable and comprise principal and interest payments on corporate debt and operating expenses. Liquidity risk is associated primarily with the dividend capacity of our insurance subsidiaries, National and MBIA Insurance Corporation, dividends from asset management subsidiaries, investment income and our ability to issue equity and debt. Neither MBIA Corp. nor National is currently able to pay dividends following its year end 2009 statutory financial statement filing due to earned surplus deficits as of March 31, 2010. Additionally, the corporate segment maintains excess cash and investments to support its ongoing cash requirements over a multi-year period in the event that cash becomes unavailable from one or more sources.

As of March 31, 2010, the corporate activities of MBIA Inc. had $321 million of cash and highly liquid assets available for general corporate liquidity purposes, of which $263 million comprised cash and short-term investments, compared with estimated debt service, including maturities, and operating expenses of $155 million through year-end 2010. In addition MBIA Inc. expects to receive a $137 million tax refund in the second quarter of 2010 associated with its 2009 tax return which will increase its liquidity resources.

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

Asset/Liability Products Liquidity

Our asset/liability products segment is subject to material liquidity risk. Cash needs in the asset/liability products segment are primarily for the payment of principal and interest on investment agreements and MTNs, and for posting collateral under repurchase agreements, derivatives and investment agreements, as well as for the payment of operating expenses. The primary sources of cash within the asset/liability products segment used to meet its liquidity needs include scheduled principal and interest on assets held in the segment’s investment portfolio and dedicated capital held within the wind-down operations. If needed, assets held within the segment can be sold or used in secured repurchase agreement borrowings to raise cash. However, our ability to sell assets or borrow against non-U.S. government securities in the fixed-income markets decreased dramatically and the cost of such transactions increased dramatically over the last two years due to the impact of the credit crisis on the willingness of investors to purchase or lend against even very high-quality assets. In addition, negative net interest spread between asset and liability positions resulted from the need to hold cash as collateral against terminable investment agreement contracts and reduced the cash flow historically provided by net investment income.

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

The asset/liability products segment, through MBIA Inc., maintained simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with National for up to $2.0 billion based on the fair value of securities borrowed. As of March 31, 2010, the fair value of security borrowings under these agreements totaled $1.9 billion. The asset/liability products segment has collateralized these security borrowings with assets rated A or better and having an aggregate fair value in excess of the securities borrowed. The NYSID approved the Asset Swap in connection with the re-domestication of National to New York. National has agreed to use good faith efforts to reduce the amount of the Asset Swap to no more than 10% of its admitted assets by no later than December 2011.

Other liquidity support outstanding as of March 31, 2010 included a $600 million advance from our corporate segment to our asset/liability products segment and a secured loan between MBIA Inc. and MBIA Insurance Corporation for up to $2.0 billion, under which $1.5 billion was outstanding as of March 31, 2010. As of March 31, 2010, including the $2.0 billion of intercompany resources, the asset/liability products segment had cash and investments of $5.0 billion and receivables for securities sold net of payables for securities purchased of $2 million.

Following the Moody’s downgrade of MBIA Corp. to Baa1 in November 2008, most outstanding investment agreements were terminated in accordance with their terms. As of March 31, 2010, we had $5.2 billion in remaining liabilities related to our asset/liability products business, of which $2.5 billion were investment agreements. All of the investment agreements were collateralized by cash or high-grade securities. The asset/liability products program has adequate cash and highly liquid securities to retire all remaining investment agreements where holders have a right to terminate. The remaining $2.7 billion in liabilities consist of MTNs issued by MBIA Global Funding, LLC and term repurchase agreements. No additional collateral or termination provisions would be triggered in the event of a further downgrade of MBIA Corp.’s credit rating. Payments and additional collateral requirements on the liabilities in the asset/liability products segment are expected to be met without the need for additional asset sales in the current stressed credit environment but rather from cash flows from investments and the intercompany facilities described above.

We currently believe that the liquidity position of the asset/liability products segment, including the utilization of intercompany resources, is adequate to meet projected payments. Certain events, however, could place further stress on our ability to meet asset/liability products segment obligations without additional asset sales or borrowing facilities, including any further asset impairments, asset or liability cash flow variability, or increased collateral margin requirements due to a reduction in the market value or rating eligibility of assets pledged as collateral. In such events, we may be forced to sell additional assets at potentially substantial losses to meet such obligations. Additionally, the asset/liability products segment may receive further liquidity support from our corporate segment however, there can be no assurance that such support would be adequate to meet all payment obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Consolidated Cash Flows

Operating Cash Flows

For the three months ended March 31, 2010, net cash used by operating activities totaled $297 million compared with $474 million for the same period of 2009. The Company’s net use of cash in the first three months of 2010 was largely related to loss payments on financial guarantee insurance policies insuring RMBS exposure. Cash from operating activities was also adversely impacted by a decrease in net investment income and premium collections. In the first quarter of 2009, net cash used by operating activities resulted from loss payments related to financial guarantee insurance policies and insured CDSs, as well as a decrease in net investment income, which more than offset an increase in premium collections. We believe that we have sufficient cash on hand, liquid assets and future cash receipts to satisfy expected claims payments and other expenses in the future.

Investing Cash Flows

For the three months ended March 31, 2010, net cash provided by investing activities was $1.6 billion compared with $2.0 billion for the same period of 2009. Net cash provided by investing activities in 2010 resulted from sales and redemptions of securities for purposes of funding insurance-related loss payments, investment agreement withdrawals, and repayments of other debt, as well as cash recognized in the consolidation of variable interest entities. In the first quarter of 2009, net cash provided by investing activities resulted from sales of securities for purposes of funding investment agreement withdrawals and terminations, MTN maturities and repurchases, and improving liquidity primarily within our asset/liability products segment.

Financing Cash Flows

For the three months ended March 31, 2010, net cash used by financing activities was $895 million compared with $2.7 billion for the same period of 2009. Net cash used by financing activities in 2010 principally related to withdrawals of investment agreements, principal payments on VIE notes and payments for the retirement of debt. In the first quarter of 2009, net cash used by financing activities principally related to withdrawals and terminations of investment agreements and maturities and repurchases of MTNs within our asset/liability products segment.

Subsidiary Dividends

National and MBIA Corp.

Under New York State insurance law, without prior approval of the Superintendent of the NYSID, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. The payment of regular dividends in any 12-month period is limited to the lesser of (i) 10% of policyholders’ surplus as reported in the latest filed statutory financial statements and (ii) 100% of adjusted net investment income. Neither MBIA Corp. nor National is able to pay dividends, including, in the case of MBIA Corp., dividends on its preferred stock, following its year end 2009 statutory financial statement filing due to an earned surplus deficit.

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

Cutwater

On March 30, 2010, as a result of a review of its ongoing capitalization needs, Cutwater Holdings, LLC declared and paid a cash dividend of $9 million to MBIA Inc. We expect that Cutwater will be able to pay ongoing dividends to the holding company out of its retained earnings, although there can be no assurance that it will have adequate profitability or that dividends will be paid.

Credit Facilities

Triple-A One, an MBIA-administered multi-seller conduit consolidated in the Company’s conduit segment, historically issued commercial paper to fund assets, which were insured by MBIA Corp. Triple-A One also maintained backstop liquidity facilities covering 100% of the face amount of commercial paper outstanding. During 2008, conditions in the asset-backed commercial paper market deteriorated making it increasingly difficult for Triple-A One to issue new commercial paper at commercially acceptable rates to repay maturing obligations. Accordingly, Triple-A One borrowed under its liquidity facilities to repay maturing commercial paper. The financial guarantee policies issued by MBIA Corp. to insure the assets of Triple-A One cannot be accelerated to repay borrowings under the liquidity facilities and only guarantee ultimate payments over time relating to the assets. By September 2008, these facilities were drawn in full and Triple-A One ceased issuing commercial paper. As of March 31, 2010 borrowings under liquidity facilities totaled $431 million and will be repaid as the assets purchased by Triple-A One mature.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Investments

The following discussion of investments, including references to consolidated investments, excludes cash and investments reported under “Assets of consolidated variable interest entities” on our consolidated balance sheets. Cash and investments of VIEs support the repayment of VIE obligations and are not available to settle obligations of MBIA Inc. or its subsidiaries.

Our available-for-sale investment portfolios comprise high-quality fixed-income securities and short-term investments. As of March 31, 2010 and December 31, 2009 the fair value of our consolidated available-for-sale investment portfolio was $12.2 billion and $12.8 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of March 31, 2010 and December 31, 2009 were $767 million and $803 million, respectively.

			Percent Change
In millions	March 31, 2010	December 31, 2009	2010 vs. 2009
Available-for-sale investments:
U.S. public finance insurance
Amortized cost	$5,300	$5,257	1%
Unrealized net gain (loss)	43	15	n/m

Fair value	$5,343	$5,272	1%

Structured finance and international insurance
Amortized cost	$1,828	$2,206	-17%
Unrealized net gain (loss)	(17)	1	n/m

Fair value	$1,811	$2,207	-18%

Advisory services
Amortized cost	$22	$40	-46%
Unrealized net gain (loss)	-	-	n/m

Fair value	$22	$40	-46%

Corporate
Amortized cost	$235	$259	-10%
Unrealized net gain (loss)	(1)	(2)	-60%

Fair value	$234	$257	-9%

Wind-down operations
Amortized cost	$5,602	$6,194	-10%
Unrealized net gain (loss)	(796)	(1,141)	-30%

Fair value	$4,806	$5,053	-5%

Total available-for-sale investments:
Amortized cost	$12,987	$13,956	-7%
Unrealized net gain (loss)	(771)	(1,127)	-32%

Total available-for-sale investments at fair value	$12,216	$12,829	-5%

Held-to-maturity investments:
Structured finance and international insurance
Amortized cost	$2	$2	-12%

Total held-to-maturity investments at amortized cost	$2	$2	-12%

Consolidated investments at carrying value	$12,218	$12,831	-5%

n/m - Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

The carrying value of our Consolidated Investment Portfolio decreased 5% to $12.2 billion as of March 31, 2010 from $12.8 billion as of December 31, 2009. The decrease in the amortized cost of available-for-sale investments in our structured finance and international insurance business was due to the sale of asset-backed securities, and the decrease in the amortized cost of available-for-sale investments in our wind-down operations principally resulted from the maturity and sale of investments to repay investment agreement and MTN obligations within our asset/liability products segment, as well as the other-than-temporary impairment of securities.

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

Credit Quality

The credit quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of March 31, 2010 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance		Structured Finance and International		Advisory Services		Corporate		Wind-down Operations		Total

In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments

Available-for-sale:

Aaa	$2,109	43%	$568	60%	$-	0%	$-	0%	$781	23%	$3,458	37%

Aa	2,132	43%	71	8%	-	0%	-	0%	564	16%	2,767	29%

A	514	11%	86	9%	-	0%	-	0%	1,241	36%	1,841	20%

Baa	164	3%	64	7%	-	0%	-	0%	589	17%	817	9%

Below investment grade	1	0%	156	16%	-	0%	6	100%	285	8%	448	5%

Not rated	2	0%	0	0%	-	0%	-	0%	-	0%	2	0%

Total	$4,922	100%	$945	100%	$-	0%	$6	100%	$3,460	100%	$9,333	100%

Short-term investments	421		858		22		219		1,096		2,616

Other investments	-		10		-		9		250		269

Consolidated investments at carrying value	$5,343		$1,813		$22		$234		$4,806		$12,218

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

As of March 31, 2010, the weighted average credit quality of the Company’s available-for-sale investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance	Structured Finance and International	Advisory Services	Corporate	Wind-down Operations
Weighted average credit quality ratings	Aa	Aa	-	Below Investment Grade	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of March 31, 2010, Insured Investments at fair value represented $2.5 billion or 21% of consolidated investments, of which $1.2 billion or 10% of consolidated investments were Company-Insured Investments.

As of March 31, 2010, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the A range, and 4% of the total investment portfolio would be rated below investment grade.

The distribution of the Company’s Insured Investments by financial guarantee insurer as of March 31, 2010 is presented in the following table:

	U.S. Public Finance		Structured Finance and International		Advisory Services		Corporate		Wind-down Operations		Total

In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments

MBIA Corp.	$42	0%	$181	2%	$-	0%	$-	0%	$560	5%	$783	7%

Assured Guaranty Municipal Corp.	287	2%	-	0%	-	0%	-	0%	355	3%	642	5%

Ambac	88	1%	-	0%	-	0%	6	0%	267	2%	361	3%

National	286	2%	-	0%	-	0%	-	0%	96	1%	382	3%

FGIC	12	0%	2	0%	-	0%	-	0%	152	1%	166	1%

Other	142	2%	1	0%	-	0%	-	0%	36	0%	179	2%

Total	$857	7%	$184	2%	$-	0%	$6	0%	$1,466	12%	$2,513	21%

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

LIQUIDITY (continued)

The underlying ratings of the Company-Insured Investments as of March 31, 2010 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions Underlying Ratings Scale	U.S. Public Finance Insurance	Structured Finance and International	Advisory Services	Wind-down Operations	Total
National:
Aaa	$-	$-	$-	$-	$-
Aa	95	-	-	8	103
A	128	-	-	41	169
Baa	63	-	-	47	110
Below investment grade	-	-	-	-	-

Total National	$286	$-	$-	$96	$382

MBIA Corp.:
Aaa	$-	$25	$-	$12	$37
Aa	-	10	-	29	39
A	16	-	-	83	99
Baa	25	64	-	340	429
Below investment grade	1	82	-	96	179

Total MBIA Corp.	$42	$181	$-	$560	$783

Total Company-insured investments	$328	$181	$-	$656	$1,165

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of March 31, 2010, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range, the weighted average rating of only the Company-Insured Investments was in the Baa range, and 1% of the company-insured investment portfolio was rated below investment grade.

Impaired Investments

Investments for which the Company has recorded unrealized losses are tested quarterly for other-than-temporary impairment. For each security that meets the threshold of either 20% impaired at the time of review or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period, a further analysis of the security is performed to assess if the impairment is other than temporary. As of March 31, 2010, the Company had a gross unrealized loss of $969 million related to its consolidated available-for-sale investment portfolio. The consolidated gross unrealized loss of $969 million included $402 million related to the asset-backed sector, $276 million related to mortgage-backed securities, and $167 million related to corporate obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of ABS included in our consolidated investment portfolio as of March 31, 2010 for which fair value was less than amortized cost. Of the total $5.2 billion of fair value and $969 million of unrealized losses of consolidated available-for-sale investments, $930 million of fair value and $338 million of unrealized losses relates to ABS included in our asset/liability products investment portfolio. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of March 31, 2010 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For Insured Investments, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

									Below
In millions	Aaa		Aa		A		Baa		Investment Grade		Not Rated		Total
Asset-Backed Sector	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS CDO	$11	$(30)	$10	$(7)	$1	$-	$3	$(1)	$37	$(126)	$-	$-	$62	$(164)

Corporate CDO	134	(47)	44	(4)	173	(44)	3	(1)	2	(8)	-	-	356	(104)

Auto loans	-	-	34	(1)	-	-	-	-	17	(1)	-	-	51	(2)

Credit cards	90	(5)	27	(1)	4	-	-	-	12	-	-	-	133	(6)

Equipment leases	-	-		-	-	-	38	(5)	-	-	-	-	38	(5)

Small business/ student loans	44	(4)	-	-	-	-	21	(9)	-	-	-	-	65	(13)

Other ABS	-	-	39	(13)	210	(82)	37	(7)	37	(6)	-	-	323	(108)

Total	$279	$(86)	$154	$(26)	$388	$(126)	$102	$(23)	$105	$(141)	$-	$-	$1,028	$(402)

Ninety percent of our investments in ABS reported in the preceding table were rated investment grade with 27% rated Aaa. Of the $1.0 billion of ABS investments reported in the preceding table, $308 million include the benefit of guarantees provided by third-party financial guarantors and $333 million include the benefit of guarantees provided by MBIA Corp. The average credit rating of all guaranteed ABS investments using the higher of the guarantors’ ratings or the underlying bond ratings was A2 and the average underlying credit rating of guaranteed ABS investments, without giving effect to the guarantees, was Baa1. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $153 million or 15% of the securities included in the preceding table were rated below investment grade.

The following table presents the fair values and gross unrealized losses by credit rating category of mortgage-backed securities included in our consolidated investment portfolio as of March 31, 2010 for which fair value was less than amortized cost:

									Below
In millions	Aaa		Aa		A		Baa		Investment Grade		Not Rated		Total
Mortgage-Backed Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
RMBS:
Collateralized	$95	$(5)	$47	$(28)	$-	$-	$-	$-	$25	$(73)	$-	$-	$167	$(106)

Home Equity	2	-	112	(42)	9	(1)	14	(3)	116	(100)	-	-	253	(146)

Pass-through
securities	140	(1)	-	-	-	-	-	-	-	-	-	-	140	(1)

Other	3	-	17	(14)	-	-	-	-	16	(4)	-	-	36	(18)

CMBS	8	(1)	14	(4)	1	-	-	-	-	-	-	-	23	(5)

Total	$248	$(7)	$190	$(88)	$10	$(1)	$14	$(3)	$157	$(177)	$-	$-	$619	$(276)

Seventy-five percent of our investments in MBS reported in the preceding table were rated investment grade with 40% rated Aaa. Of the $619 million of MBS investments reported in the preceding table, $315 million include the benefit of guarantees provided by third-party financial guarantors and $34 million include the benefit of guarantees provided by MBIA Corp. The average credit rating of all guaranteed MBS investments using the higher of the guarantors’ ratings or the underlying bond ratings was A and the average underlying credit rating of guaranteed MBS investments, without giving effect to the guarantees, was B3. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $274 million or 44% of the securities included in the preceding table were rated below investment grade.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of direct corporate obligations included in our consolidated investment portfolio as of March 31, 2010 for which fair value was less than amortized cost:

									Below
In millions	Aaa		Aa		A		Baa		Investment Grade		Not Rated		Total
Corporate Obligations	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate obligations	$121	$(1)	$135	$(11)	$489	$(60)	$284	$(63)	$178	$(32)	$-	$-	$1,207	$(167)

Total	$121	$(1)	$135	$(11)	$489	$(60)	$284	$(63)	$178	$(32)	$-	$-	$1,207	$(167)

Eighty-five percent of our investments in corporate obligations reported in the preceding table were rated investment grade with 10% rated Aaa. Of the $1.2 billion of corporate obligations reported in the preceding table, $70 million include the benefit of guarantees provided by third-party financial guarantors, $87 million include the benefit of guarantees provided by MBIA Corp., and $18 million include the benefit of guarantees provided by National. The average credit rating of all guaranteed corporate obligations included in the preceding table using the higher of the guarantors’ ratings or the underlying bond ratings was A3 and the average underlying credit rating of these guaranteed corporate obligations without giving effect to the guarantees was Baa1. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp. and National, $127 million or 10% of the securities included in the preceding table were rated below investment grade.

We have reviewed the above securities as part of our assessment of other-than-temporary impairments of our entire investment portfolio. During our review, we assessed (i) the magnitude and duration of declines in fair value and (ii) the reasons for the declines, such as general credit spread movements in each asset-backed sector, transaction-specific changes in credit spreads, credit rating downgrades, modeled defaults, and principal and interest payment priorities within each investment structure. Based on our assessments of other-than-temporary impairments within our investment portfolios, we concluded that 10 ABS investments included in the preceding table were other-than-temporarily impaired and we recorded realized losses of $12 million during 2010 on those securities through current earnings. Other-than-temporary impairments of ABS investments resulted from our reassessment of the likelihood we will not receive an amount equal to our amortized cost over the remaining maturities of the securities.

We consider all sources of cash flows in evaluating if a security is other-than-temporarily impaired, and therefore, we do not record other-than-temporary impairments related to credit concerns about issuers of securities insured by the Company since investors in these securities, including MBIA, are guaranteed payment of principal and interest.

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

LIQUIDITY (continued)

The following table presents the values of the Company-Insured Investments for which fair value is less than amortized cost, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company, as of March 31, 2010. The amortized cost represents the par value owned adjusted for any purchase price premium or discount. The insurance loss reserves represent the present value of the total amount of debt service payments (principal and interest) the Company expects to make over the term of the securities. If the Company were to hold the Company-Insured Investments presented in the following table to maturity, the unrealized loss recorded in accumulated other comprehensive income would reverse to zero and any losses resulting from the issuers inability to pay principal or interest would be recorded as an insurance loss in the Company’s consolidated statement of operations. Additionally, the difference between amortized cost and the par value of a security will be recorded in earnings through the accretion of the discount or amortization of the premium over the term of the security.

In millions	As of March 31, 2010
Security Type	Amortized Cost	Fair Value	Unrealized Loss Recorded in Other Comprehensive Loss	Insurance Loss Reserve(1)
Mortgage-backed securities	$34	$24	$(10)	$3
Asset-backed securities	513	378	(135)	-
Corporate obligations	118	105	(13)	-
State and municipal bonds	322	288	(34)	-
Other investments	102	82	(20)	-

Total	$1,089	$877	$(212)	$3

(1) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Debt Obligations

Principal payments due under our debt obligations (liabilities) in the nine months ending December 31, 2010 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. Principal payments under investment agreements are based on expected withdrawal dates. The repayment of principal on our Surplus Notes is reflected in 2013, the first call date. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of March 31, 2010, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of March 31, 2010
In millions	Nine Months Ended December 31, 2010	2011	2012	2013	2014	Thereafter	Total
Structured finance and international insurance segment:
Variable interest entity notes	$452	$897	$502	$879	$426	$5,238	$8,394
Surplus notes	-	-	-	945	-	-	945
TALF loans	7	8	59	4	13	-	91
Corporate-segment:
Short-term debt	18	90	-	-	-	-	108
Long-term debt	-	-	-	-	-	911	911
Asset/liability products segment:
Investment agreements	483	101	475	183	348	1,127	2,717
Medium-term notes	340	57	140	56	96	2,356	3,045
Securities sold under agreements to repurchase	15	-	487	-	-	-	502
Conduit segment:
Medium-term notes	87	-	-	-	261	1,033	1,381
Long-term liquidity loans	13	17	18	19	10	354	431

Total	$1,415	$1,170	$1,681	$2,086	$1,154	$11,019	$18,525

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MARKET RISK

In general, MBIA’s market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates, foreign exchange rates and credit spreads. MBIA is exposed to changes in interest rates, foreign exchange rates and credit spreads that affect the fair value of its financial instruments, namely investment securities, investment agreement liabilities, MTNs, debentures and certain derivative transactions. The Company’s investment portfolio holdings are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and ABS. In periods of rising and/or volatile interest rates, foreign exchange rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities.

MBIA minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. In addition, the Company enters into various swap agreements that hedge the risk of loss due to interest rate and foreign currency volatility.

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2010 from instantaneous shifts in interest rates.

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$193	$210	$143	$(198)	$(401)	$(597)

Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2010 from instantaneous shifts in foreign exchange rates.

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$232	$115	$(107)	$(207)

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments (including investment securities and investment agreement and MTN obligations) as of March 31, 2010 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. MBIA Corp.’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally change in opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$220	$139	$(133)	$(507)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MARKET RISK (continued)

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. All these transactions were insured by the Company’s structured finance and international insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of March 31, 2010, approximately 22% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s wind-down operations enter into single-name CDSs as part of its asset management activities. In 2010, the value of the Company’s credit derivative contracts were affected predominantly by the effect of the Company’s own credit risk on the portfolio. As risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

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

In 2010, the Company has observed a tightening of its own credit spreads. As changes in fair value can be caused by factors unrelated to the performance of MBIA’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting will cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

The following tables reflect sensitivities to changes in credit spreads, collateral prices, recovery rates, rating migrations and to changes in our own credit spreads and recovery rates. Each table stands on its own and should be read independently of each other.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of March 31, 2010. In scenarios where credit spreads decreased, a floor of zero was used. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Credit Spreads
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$2,064	$716	$186	$-	$(196)	$(841)	$(2,531)
Estimated net fair value	$(3,927)	$(5,275)	$(5,805)	$(5,991)	$(6,187)	$(6,832)	$(8,521)

Actual shifts in credit spread curves will vary based on the credit quality of the underlying reference obligations. In general, within any asset class, higher credit rated reference obligations will exhibit less credit spread movement than lower credit rated reference obligations. Additionally, the degree of credit spread movement can vary significantly for different asset classes. The basis point change presented in the preceding table, however, represents a fixed basis point change in referenced obligation credit spreads across all credit quality rating categories and asset classes and, therefore, the actual impact of spread changes would vary from this presentation depending on the credit rating and distribution across asset classes, both of which will adjust over time depending on new business written and runoff of the existing portfolio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MARKET RISK (continued)

Since the Company is now using collateral prices as an input into the new Direct Price Model for certain multi-sector insured CDO’s, a sensitivity analysis below shows the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in collateral prices as of March 31, 2010.

	Change in Collateral Prices
	(Structured Finance and International Insurance Operations)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$191	$98	$-	$(98)	$(196)
Estimated net fair value	$(5,775)	$(5,868)	$(5,965)	$(6,063)	$(6,161)

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a one and three notch rating change in the credit quality as of March 31, 2010. A notch represents a one step movement up or down in the credit rating. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Credit Ratings
	(Structured Finance and International Insurance Operations)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$1,602	$415	$-	$(625)	$(1,183)
Estimated net fair value	$(4,364)	$(5,551)	$(5,965)	$(6,591)	$(7,148)

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of March 31, 2010. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Recovery Rates
	(Structured Finance and International Insurance Operations)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$569	$336	$-	$(335)	$(701)
Estimated net fair value	$(5,396)	$(5,629)	$(5,965)	$(6,300)	$(6,666)

Accounting principles for fair value measurements and disclosures require the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivative portfolio using upfront credit spreads of 0%, an increase of 15%, and a decrease of 30%. The actual upfront spread used in the valuation as of March 31, 2010 ranged from 23.25% to 56.25% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Upfront Credit Spread
	(Structured Finance and International Insurance Operations)
In millions	Increase by 15 Percent	No Change	Decrease by 30 Percent	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$103	$-	$(645)	$(6,793)
Estimated net fair value	$(5,862)	$(5,965)	$(6,610)	$(12,758)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MARKET RISK (continued)

With the inclusion of the MBIA recovery rate in the calculation of nonperformance risk for insured CDS liabilities, the following sensitivity analysis shows the change in fair value of insured CDS liabilities due to changes in that recovery rate. The values we are showing below reflect the approximate trading range of the MBIA recovery rate in the last few months.

	MBIA’s Recovery Rate
	(Structured Finance and International Insurance Operations)
In millions	Decrease to 15 Percentage Points	No Change	Increase to 40 Percentage Points
Estimated pre-tax net gains (losses)	$2,408	$-	$(2,223)
Estimated net fair value	$(3,558)	$(5,965)	$(8,189)

MBIA’s insurance of structured credit derivatives typically remain in place until the maturity of the derivative. We have, however, periodically established positions which offset its insurance positions in the reinsurance market, in which contracts also typically remain in place until the maturity of the insurance contract. Any difference between the price of the initial transaction and the offsetting transaction will result in gains or losses. With respect to MBIA’s insured structured credit derivatives, in the absence of credit impairment, the cumulative gains and losses should reverse at maturity. Additionally, in the event of the termination and settlement of a contract prior to maturity, any resulting gain or loss upon settlement will be recorded in our financial statements. In February 2008, we announced our intention not to insure credit derivatives in the future, except in transactions that are intended to reduce our overall exposure to insured derivatives. This may result in termination of certain existing contracts prior to maturity.

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

Corporate Litigation

The Company was named as a defendant, along with certain of its current and former officers, in private securities actions that were consolidated in the United States District Court for the Southern District of New York as In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). The plaintiffs asserted claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs purport to be acting as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”). The lawsuit asserts, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with the a health care transaction loss. The plaintiffs allege that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices throughout the Class Period.

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that plaintiffs’ claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. On November 12, 2008, the United States Court of Appeals for the Second Circuit affirmed the Court’s dismissal on statute of limitations grounds, but remanded the case to allow the plaintiffs to file an amended complaint. The Second Consolidated Amended Class Action Complaint was filed on February 18, 2009. The defendants filed their renewed motion to dismiss on April 17, 2009, and on September 24, 2009, the Court granted that motion and dismissed plaintiffs’ complaint with prejudice. On November 2, 2009, the plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit. Plaintiffs filed their opening brief on April 27, 2010.

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re MBIA Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff, the Teachers’ Retirement System of Oklahoma, seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. On March, 31, 2010, the Court denied in part and granted in part MBIA’s motion to dismiss. The motion to dismiss was granted in full as to Messrs. Chaplin and Dunton.

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant, entitled Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515, (the “Detroit Complaint”), was filed in the United States District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Consolidated Class Action, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The Detroit Complaint purports to relate to a so-called “Relevant Time Period” from February 9, 2006, through the time of filing of the complaint. A Special Litigation Committee of two independent directors of MBIA Inc. (the “SLC”) has determined after a good faith and thorough investigation that pursuit of the allegations set out in the Detroit Complaint is not in the best interests of MBIA and its shareholders. On January 23, 2009, the SLC served a motion to dismiss the Detroit Complaint. In November 2009, District Court Judge Kenneth M. Karas referred the case to Magistrate Judge George A. Yanthis for pretrial purposes. Magistrate Judge Yanthios has ordered discovery to proceed pending the SLC’s motion to dismiss. Discovery has been stayed, however, while MBIA’s objection to that order is pending before District Court Judge Karas.

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

These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence and negligent misrepresentation. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, San Francisco County, by the City of Stockton, the City of Oakland, the City and County of San Francisco, the County of San Mateo, the County of Alameda, the City of Los Angeles Department of Water and Power, by the Sacramento Municipal Utility District, and the City of Sacramento between July 23, 2008 and January 6, 2009. These cases are now part of a coordinated proceeding referred to as Ambac Bond Insurance Cases. On April 8, 2009, The Olympic Club filed a complaint against the Company in the Superior Court of the State of California, County of San Francisco, making similar allegations of participation in risky financial transactions in other lines of business that allegedly damaged the Company’s financial condition, and of a failure to adequately disclose the impact of those transactions on the Company’s financial condition. These allegations form the predicate for the same initial five common law causes of action as those in the Ambac Bond Insurance Cases, as well as a California unfair competition cause of action. The Olympic Club does not include an antitrust or unjust enrichment cause of action. The Olympic Club case is being coordinated with the Ambac Bond Insurance Cases in San Francisco Superior Court. On August 31, 2009, the aforementioned plaintiffs, excluding the City of Sacramento and the Olympic Club, filed amended complaints identifying specific variable rate bond transactions with respect to the existing contract, fraud and negligence claims, and adding claims for unjust enrichment with respect to insured bonds issued by the plaintiffs during an unspecified period of time. A similar complaint alleging the same causes of action was filed by the City of Riverside. On the same day, the County of Contra Costa and Los Angeles World Airports filed new complaints and the City of Sacramento filed an amended complaint alleging the antitrust violation and unjust enrichment causes of action only. On March 1, Judge Richard A. Kramer struck the various complaints in their entirety, determining that they had not been pled with requisite specificity. Plaintiffs were given leave to re-plead.

The City of Los Angeles’s second complaint named as defendants certain other financial institutions as well as bond insurers, including the Company, AMBAC Financial Group, Inc., Financial Security Assurance, Inc., Financial Guaranty Insurance Company and Security Capital Assurance Inc., and alleged fraud and violations of California’s antitrust laws through bid-rigging in the sale of municipal derivatives to municipal bond issuers. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, Los Angeles County, by the County of San Diego on August 28, 2008, and in Superior Court, San Francisco County, by the City of Stockton on July 23, 2008, by the County of San Mateo on October 7, 2008, and by the County of Contra Costa on October 8, 2008. The City of Los Angeles and City of Stockton actions were removed to federal court and transferred by order dated November 26, 2008, to the Southern District of New York for inclusion in the multidistrict litigation In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950; the San Diego County, San Mateo County, and Contra Costa County actions were removed to federal court and transferred to the Southern District of New York for inclusion in that proceeding by order dated February 4, 2009. All five plaintiffs filed amended complaints on September 15, 2009 alleging violations of both federal and California state antitrust laws. On December 10, 2009, four additional complaints were filed against MBIA and the other defendants by the Los Angeles World Airports, the Redevelopment Agency of the City of Stockton and the Public Financing Authority of the City of Stockton (filed jointly), the County of Tulare and the Sacramento Suburban Water District. On April 28, 2010, Judge Victor Marreo denied MBIA’s motion to dismiss. MBIA’s motion for reconsideration of that decision was denied on May 3, 2010.

On March 12, 2010, the City of Phoenix, Arizona filed a complaint in the United States District Court for the District of Arizona against MBIA Inc., Ambac Financial Group, Inc. and Financial Guaranty Insurance Company relating to insurance premiums charged on municipal bonds issued by the City of Phoenix between 2004 and 2007. Plaintiff’s complaint alleges pricing discrimination under Arizona insurance law and unjust enrichment. MBIA’s response is due May 28, 2010.

On April 5, 2010, Tri-City Healthcare District, a California public healthcare legislative district, filed a complaint in the Superior Court of California, County of San Francisco, against MBIA Inc., MBIA Corp., National Public Finance Guarantee Corp., and certain MBIA employees, among other parties (various financial institutions and law firms). The complaint purports to state 19 causes of action (12 against MBIA) for fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, economic duress and statutory claims for unfair business practices and violation of the California False Claims Act arising from Tri-City Healthcare District’s investment in auction rate securities. MBIA’s response is due May 21, 2010.

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

Recovery Litigation

On September 30, 2008, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleged that Countrywide fraudulently induced MBIA to provide financial guarantee insurance on securitizations of home equity lines of credit and closed end second liens by misrepresenting the true risk profile of the underlying collateral and Countrywide’s adherence to its strict underwriting standards and guidelines. The complaint also alleged that Countrywide breached its representations and warranties and its contractual obligations, including its obligation to cure or repurchase ineligible loans as well as its obligation to service the loans in accordance with industry standards. In an order dated July 8, 2009, the New York State Supreme Court denied Countrywide’s motion to dismiss in part, allowing the fraud cause of action to proceed against all three Countrywide defendants and the contract causes of action to proceed against Countrywide Home Loans, Inc. All parties have filed Notices of Appeal and defendants filed their answer to the complaint on August 3, 2009. On August 24, 2009, MBIA Corp. filed an amended complaint, adding Bank of America as a defendant and identifying an additional five securitizations. On April 29, 2010, Judge Eileen Bransten denied defendants’ motion to dismiss Bank of America and allowed MBIA Corp.’s claims for successor and vicarious liability to proceed against Bank of America, as well as upholding MBIA Corp.’s amended fraud claim and its claim for breach of the implied covenant of good faith and fair dealing.

On July 10, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against Bank of America Corporation, Countrywide Financial Corporation, Countrywide Home Loans, Inc, Countrywide Securities Corporation, Angelo Mozilo, David Sambol, Eric Sieracki, Ranjit Kripalani, Jennifer Sandefur, Stanford Kurland, Greenwich Capital Markets, Inc., HSBC Securities (USA) Inc., UBS Securities, LLC, and various Countrywide-affiliated Trusts. The complaint alleges that Countrywide made numerous misrepresentations and omissions of material fact in connection with its sale of certain residential mortgage-backed securities (“RMBS”), including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA as the insurer of the income streams on these securities. On November 3, 2009, MBIA Corp. filed an amended complaint. On December 4, 2009, the defendants filed demurrers, motions to stay the proceeding, and motions to strike MBIA’s jury trial demand. On January 29, MBIA filed its opposition papers to the defendants’ demurrer and related motions. On April 14, 2010, the court heard oral argument on defendants’ demurrers.

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

On April 1, 2010, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against GMAC Mortgage, LLC. The complaint alleges fraud and negligent misrepresentation on the part of GMAC Mortgage, LLC in connection with the procurement of financial guarantee insurance on three RMBS transactions, breach of GMAC Mortgage, LLC’s representations and warranties and its contractual obligation to cure or repurchase ineligible loans and breach of the implied duty of good faith and fair dealing. GMAC Mortgage LLC’s answer is currently due on May 14, 2010.

On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc (“Credit Suisse”). The complaint seeks damages for fraud and breach of contractual obligations in connection with the procurement of financial guarantee insurance on the Home Equity Mortgage Trust Series 2007-2 securitization. The complaint alleges, among other claims, that Credit Suisse falsely represented (i) the attributes of the securitized loans; (ii) that the loans complied with the governing underwriting guidelines; and (iii) that Credit Suisse had conducted extensive due diligence on the securitized loans to ensure compliance with the underwriting guidelines. The complaint further alleges that the defendants breached their contractual obligations to cure or repurchase loans found to be in breach of the representations and warranties applicable thereto and denied MBIA the requisite access to all records and documents regarding the securitized loans. Oral argument on defendants’ motion to dismiss was heard on May 4, 2010.

In its determination of expected ultimate insurance losses on financial guarantee contracts, the Company has considered the probability of potential recoveries arising out of the contractual obligation by the sellers/servicers to repurchase or replace ineligible mortgage loans in certain second-lien mortgage securitizations, which include potential recoveries that may be affected by the legal actions against Countrywide, RFC, Credit Suisse and GMAC Mortgage. However, there can be no assurance that the Company will prevail in these actions.

On April 30, 2009, MBIA Corp. and LaCrosse Financial Products commenced an action in the New York State Supreme Court, New York County, against Merrill Lynch, Pierce, Fenner and Smith, Inc. and Merrill Lynch International. The complaint (amended on May 15, 2009) seeks damages in an as yet indeterminate amount believed to be in excess of several hundred million dollars arising from alleged misrepresentations and breaches of contract in connection with eleven credit default swaps (“CDS”) contracts pursuant to which MBIA wrote protection in favor of Merrill and other parties on a total of $5.7 billion in collateralized debt obligations (“CDOs”) arranged and marketed by Merrill. The complaint also seeks rescission of the CDS contracts. On April 9, 2010, Justice Bernard Fried denied in part and granted in part Merrill Lynch’s motion to dismiss. On April 13, 2010, MBIA Corp. filed a notice of appeal with respect to the dismissal of its claims for fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing.

On January 21, 2010, MBIA Corp. and LaCrosse Financial Products commenced an action in New York State Supreme Court, Westchester County, against Royal Bank of Canada and RBC Capital Markets Corporation (“RBC”) relating to three CDS and related insurance policies referencing Logan CDO I, Ltd., Logan CDO II, Ltd. and Logan CDO III, Ltd. (the “Logan CDOs”). The complaint alleges RBC fraudulently or negligently induced MBIA to insure the Logan CDOs, claims for breach of contract and promissory estoppel, and challenges RBC’s failure to issue credit event and related notifications in accordance with contractual obligations for the Logan CDOs. RBC’s motion to dismiss has been fully briefed.

On October 14, 2008, June 17, 2009 and August 25, 2009, MBIA Corp. submitted proofs of claim to the FDIC with respect to the resolution of IndyMac Bank, F.S.B. for both pre- and post-receivership amounts owed to MBIA Corp. as a result of IndyMac’s contractual breaches and fraud in connection with financial guarantee insurance issued by MBIA Corp. on securitizations of home equity lines of credit. The proofs of claim were subsequently denied by the FDIC. MBIA Corp. has appealed the FDIC’s denial of its proofs of claim via a complaint, filed on May 29, 2009, against IndyMac Bank, F.S.B. and the FDIC, as receiver, in the United States District Court for the District of Columbia and alleges that IndyMac fraudulently induced MBIA Corp. to provide financial guarantee insurance on securitizations of home equity lines of credit by breaching contractual representations and warranties as well as negligently and fraudulently misrepresenting the nature of the loans in the securitization pools and IndyMac’s adherence to its strict underwriting standards and guidelines. On February 8, 2010, MBIA Corp. filed its amended complaint against the FDIC both in its corporate capacity and as conservator/receiver of IndyMac Federal Bank, F.S.B. for breach of its contractual obligations as servicer and seller for the IndyMac transactions at issue and for unlawful disposition of IndyMac Federal Bank, F.S.B.’s assets in connection with the FDIC’s resolution of IndyMac Bank, F.S.B. The FDIC’s motion to dismiss is due May 21, 2010.

On September 22, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against IndyMac ABS, Inc., Home Equity Mortgage Loan Asset-Backed Trust, Series 2006-H4, Home Equity Mortgage Loans Asset-Backed Trust, Series INDS 2007-I, Home Equity Mortgage Loan Asset-Backed Trust, Series INDS 2007-2, Credit Suisse Securities (USA), L.L.C., UBS Securities, LLC, JPMorgan Chase & Co., Michael Perry, Scott Keys, Jill Jacobson, and Kevin Callan. The Complaint alleges that IndyMac Bank made numerous misrepresentations and omissions of material fact in connection with its sale of certain RMBS, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA as the insurer of the income streams on these securities. On October 19, 2009, MBIA dismissed IndyMac ABS, Inc. from the action without prejudice. On October 23, 2009, defendants removed the case to the United States District Court for the Central District of California. On November 30, 2009, the IndyMac trusts were consensually dismissed from the litigation. On December 23, 2009, federal District Court Judge S. James Otero of the Central District of California granted MBIA’s motion to remand the case to Los Angeles Superior Court. On March 25, 2010, the case was reassigned to Judge Carl West. An initial status conference is scheduled for May 10, 2010.

On February 2, 2010, MBIA Corp. and LaCrosse Financial Products, LLC brought an action in the High Court of Justice, Chancery Division, in London, relating to an MBIA Corp.-insured credit derivative transaction seeking an adjudication that the agreement was effectively and properly terminated by MBIA Corp. Royal Bank of Scotland is challenging the termination and its response to the claim was filed on March 4, 2010. A scheduling conference with the court is set for May 12, 2010.

On December 9, 2009, MBIA Corp. and LaCrosse Financial Products commenced an action in United States District Court for the Southern District of New York against Cooperatieve Centrale Raiffeisen Boerenleenbank B.A. (“Rabobank”), The Bank of New York Mellon Trust Company, N.A., as Trustee (“Bank of New York Mellon”), and Paragon CDO Ltd. MBIA, as controlling class under the relevant Indenture, commenced the action seeking declaratory relief and damages for breach of contract and negligence relating to the improper sale of certain reference obligations in the Paragon CDO portfolio pool. On January 15, 2010, Rabobank and The Bank of New York Mellon filed their answers. On February 16, 2010, Paragon CDO Ltd. was dismissed from the case with prejudice. On April 16, 2010, Rabobank and Bank of New York Mellon filed respective pleadings opposing MBIA Corp.’s motion for summary judgment and in support of their own cross-motions for summary judgment. MBIA Corp.’s responding papers are due May 14, 2010.

Transformation Litigation

On March 11, 2009, a complaint was filed in the United States District Court of the Southern District of New York against the Company and its subsidiaries, MBIA Corp. and National, entitled Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (S.D.N.Y.). The lead plaintiffs, Aurelius Capital Master, Ltd., Aurelius Capital Partners, LP, Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P., and Fir Tree Mortgage Opportunity Master Fund, L.P. (the “Aurelius Plaintiffs”), purport to be acting as representatives for a class consisting of all holders of securities, instruments, or other obligations for which MBIA Corp., before February 18, 2009, issued financial guarantee insurance other than United States municipal/governmental bond securities. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances under §§ 273, 274 and 276 of New York Debtor and Creditor Law and a breach of the implied covenant of good faith and fair dealing under New York common law. The Complaint seeks, inter alia, (a) a declaration that the alleged fraudulent conveyances are null and void and set aside, (b) a declaration that National is responsible for the insurance polices issued by MBIA Insurance Corporation up to February 17, 2009, and (c) an award of damages in an unspecified amount together with costs, expenses and attorneys’ fees in connection with the action. On February 11, 2010, Judge Sullivan entered an order denying MBIA’s motion to dismiss.

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

On May 13, 2009, a complaint was filed in the New York State Supreme Court against the Company and its subsidiaries, MBIA Corp. and National, entitled ABN AMRO Bank N.V. et al. v. MBIA Inc. et al. The plaintiffs, a group of 19 domestic and international financial institutions, purport to be acting as holders of insurance policies issued by MBIA Corp. directly or indirectly guaranteeing the repayment of structured finance products. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances and a breach of the implied covenant of good faith and fair dealing under New York law. The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions, (b) declaring that the Transactions constituted a fraudulent conveyance, (c) declaring that MBIA Inc. and National are jointly and severally liable for the insurance policies issued by MBIA Corp., and (d) ordering damages in an unspecified amount. On February 17, 2010, Justice Yates denied defendants’ motion to dismiss. On February 25, 2010, the Company filed its Notice of Appeal of the denial to the Appellate Division of the New York State Supreme Court. On April 1, 2010, MBIA’s motion to stay the case pending appeal was denied. On April 7, 2010 and April 22, 2010, respectively, the New York State Insurance Department and the Aurelius Plaintiffs each filed a motion for leave to file an amicus brief in MBIA’s appeal. On March 22, 2010, MBIA filed its opening brief with the Appellate Division. On April 21, 2010, plaintiffs filed their opposition brief. MBIA filed its reply brief on April 30, 2010. On May 6, 2010, the Appellate Division granted the New York State Insurance Department’s motion to file an amicus brief. Argument has been scheduled for June 2, 2010.

On June 15, 2009, the same group of 19 domestic and international financial institutions who filed the above described plenary action in New York State Supreme Court filed a proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled ABN AMRO Bank N.V. et al. v. Eric Dinallo, in his capacity as Superintendent of the New York State Insurance Department, the New York State Insurance Department, MBIA Inc. et al. In its motions to dismiss the three above-referenced plenary actions, the Company argued that an Article 78 proceeding is the exclusive forum in which a plaintiff may raise any challenge to the Transformation approved by the Superintendent of the Department of Insurance. The petition seeks a judgment (a) declaring void and to annul the approval letter of the Superintendent of the Department of Insurance, (b) to recover dividends paid in connection with the Transactions, (c) declaring that the approval letter does not extinguish plaintiffs’ direct claims against MBIA Inc. and its subsidiaries in the plenary action described above. MBIA and the New York State Insurance Department filed their answering papers to the Article 78 Petition on November 24, 2009 and argued that based on the record and facts, approval of Transformation and its constituent transactions was neither arbitrary nor capricious nor in violation of New York Insurance Law. On April 7, 2010, Justice Yates ordered that the Article 78 proceeding continue on a separate, expedited schedule from the other three Transformation-related litigations.

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

The following should be read in conjunction with and supplements the risk factors described under Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Our insured credit derivatives could be subject to collateral posting requirements as a result of proposed financial regulatory reforms, resulting in potentially significant adverse financial implications for MBIA Corp.

In March 2010, Bill S.3217 – Restoring American Financial Stability Act was introduced to the U.S. Senate for the purpose of enacting broad financial industry regulation reform, including by enhancing regulation of over-the-counter derivatives through, among other things, imposing margin and capital requirements on certain market participants. Although MBIA Corp. is not required contractually to post collateral on its insured credit derivatives, the proposed legislation, if applied on a retroactive basis to MBIA Corp., could result in significant regulatory collateral requirements on MBIA Corp. in connection with its outstanding insured credit derivatives. As a result, if the legislation were passed in its current form, it could, depending on the ultimate interpretation and implementation of these provisions by regulators, have significant adverse financial implications for MBIA Corp. MBIA, along with other financial institutions, has raised objections to this provision of the Bill, including on constitutional and other grounds.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents repurchases made by the Company in each month during the first quarter of 2010:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Amount Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in thousands)
January	2,081	$3.98	-	$103,578
February	5,541	5.05	-	$103,578
March	-	-	-	$103,578

(1)	- 7,622 shares were repurchased by the Company for settling awards under the Company’s long-term incentive plans.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Submission	of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 4, 2010 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the nine nominees of the Board of Directors of the Company listed in the Company’s Proxy Statement, dated March 19, 2010, for the Annual Meeting (the “Proxy Statement”), filed with the Securities and Exchange Commission, and said nine nominees were elected.

The following matters were acted upon by Company shareholders at the Annual Meeting, at which 172,235,906 shares of the Common Stock, $1.00 par value, of the Company (the “Common Stock”), or approximately 84.01 percent of the 205,010,911 shares of Common Stock entitled to vote at the Annual Meeting, were present in person or by proxies:

1. Election of Directors. The proposal to elect the Company’s Board of Directors was adopted with the following number of votes per director:

Nominees	In Favor	Against	Abstain	Broker Non-Votes
Joseph W. Brown	137,324,172	753,489	485,834	33,672,411
David A. Coulter	120,073,692	18,000,935	488,868	33,672,411
Claire L. Gaudiani	118,430,856	19,196,073	936,566	33,672,411
Daniel P. Kearney	120,075,409	17,998,132	489,954	33,672,411
Kewsong Lee	137,233,083	838,786	491,626	33,672,411
Laurence H. Meyer	135,268,479	2,774,690	520,326	33,672,411
Charles R. Rinehart	137,316,215	752,346	494,934	33,672,411
Theodore Shasta	137,317,652	757,739	488,104	33,672,411
Richard C. Vaughan	120,714,278	17,359,472	489,745	33,672,411

2. Approval of the Company’s Annual Incentive Plan for Purposes of Section 162(m) of the Internal Revenue Code. A resolution proposed by the Board of Directors of the Company that the shareholders approve the MBIA Inc. Annual Incentive Plan (the “Annual Incentive Plan”) was submitted to, and voted upon by, the shareholders of the Company at the Annual Meeting. There were 167,842,591 votes cast in favor of, and 3,119,130 votes cast against, said resolution. The holders of 1,274,185 shares of Common Stock abstained and there were no “broker non-votes.” Accordingly, the resolution, having received the required votes, was adopted and the Annual Incentive Plan was approved by the shareholders. The resolution and information relating to the Annual Incentive Plan are set forth on pages 45 through 47, inclusive, of the Proxy Statement. The Annual Incentive Plan is set forth in its entirety as Exhibit A to the Proxy Statement.

3. Say on Pay Proposal for Shareholders to Express their Opinion on the Performance Bonus Paid to the Company’s CEO for 2009 and his 2010 Salary Set Forth in the Table on Page 48 of the Proxy Statement. A resolution proposed by the Board of Directors of the Company that the shareholders support the performance bonus paid to the Company’s CEO for 2009 and his 2010 salary set forth in the table on page 48 of the Proxy Statement was submitted to, and voted upon by, the shareholders of the Company at the Annual Meeting. There were 149,124,577 votes cast in favor of, and 21,678,723 votes cast against, said resolution. The holders of 1,432,606 shares of Common Stock abstained and there were no “broker non-votes.” Accordingly, the resolution, having received the required votes, was adopted. The resolution and information relating to the say on pay proposal are set forth on page 48 of the Proxy Statement.

4. Say on Pay Proposal for Shareholders to Express their Opinion on the Compensation Paid to the Company’s Senior Executive Officers as a Whole for 2009 and their 2010 Salaries Set Forth in the Table on Page 49 of the Proxy Statement. A resolution proposed by the Board of Directors of the Company that the shareholders support the compensation paid to the Company’s Senior Executive Officers for 2009 and their 2010 salaries set forth in the table on page 49 of the Proxy Statement was submitted to, and voted upon by, the shareholders of the Company at the Annual Meeting. There were 148,992,194 votes cast in favor of, and 21,756,813 votes cast against, said resolution. The holders of 1,486,899 shares of Common Stock abstained and there were no “broker non-votes.” Accordingly, the resolution, having received the required votes, was adopted. The resolution and information relating to the say on pay proposal are set forth on page 49 of the Proxy Statement.

5. Ratification of Appointment of Independent Registered Public Accounting Firm. A resolution that the shareholders ratify the action of the Audit Committee in selecting and appointing PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2010 was submitted to, and voted upon by, the shareholders of the Company at the Annual Meeting. There were 170,652,343 shares of Common Stock voted in favor of, and 1,019,371 shares of Common Stock voted against, said resolution. The holders of 564,192 shares of Common Stock abstained and there were no “broker non-votes.” The resolution, having received the required votes, was adopted and the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for 2010 was ratified by the shareholders.

Cutwater Asset Management Equity Participation Plan

In February 2010, the Company announced a re-branding of its asset management advisory business under the name Cutwater Asset Management Corp. as part of its strategic focus on third-party asset management. Cutwater Asset Management Corp. is wholly owned by Cutwater Holdings, LLC (“Cutwater”), which is wholly owned by the Company. Cutwater will operate under the MBIA corporate umbrella as a separate operating company focused on third party fixed-income asset management.

In connection with this new strategic focus and operational separation, the Compensation and Organization Committee of the Company’s board recommended and the Company’s board of directors approved, and on May 7, 2010 the board of managers (the “Board”) of Cutwater established, the Cutwater Asset Management Equity Participation Plan (the “Cutwater Plan”). Consistent with the Company’s compensation philosophy and principles as described in its proxy statement, the Cutwater Plan is designed to align the long term compensation and interests of the employees of Cutwater with Cutwater’s financial results as well as to attract, retain and motivate key employees and enable them to participate in the long-term growth and financial success of Cutwater. The awards under Cutwater Plan are intended to replace the awards that Cutwater employees would have received under the Company’s long term incentive plans. Under the Cutwater Plan, employees receive equity participation units representing the right to receive deferred cash payments whose value is tied to the value of Cutwater. The value of the units will be based on a formula that takes into account the adjusted consolidated net income of Cutwater and its subsidiaries during the measurement period, as described below.

There are three different classes of units awarded under the Cutwater Plan, designated as Base Units, Class A Supplemental Units and Class B Supplemental Units. The Board administers the Cutwater Plan and selects the employees who are to be granted units and the number and class of units to be granted to each participant, as well as the other terms and conditions applicable to the units that are not inconsistent with the Cutwater Plan. The Base Units and Class A Supplemental Units are granted in lieu of certain current long-term incentive awards held by the participants that are being cancelled by the Company, including cash-based and equity-based awards. The Class B Units represent additional long-term incentive awards to certain designated employees. No additional long-term incentive awards are expected to be made for five years to the current employees of Cutwater who received awards under the Cutwater Plan, except in connection with promotions. The Board may make awards to new employees of Cutwater from time to time.

In general, units will become vested if the employee is continuously employed with Cutwater through December 31, 2014. However, if, prior to December 31, 2014, the participant dies, becomes disabled, or retires, all of the participant’s Base Units, and a prorated portion of the participant’s Class A Supplemental Units and Class B Supplemental Units, vest. Similarly, if the participant’s employment is involuntarily terminated after Cutwater or the Company experiences a change in control, all of the participant’s Base Units, and a prorated portion of the participant’s Class A Supplemental Units and Class B Supplemental Units, vest.

Vested units will be converted into a notional dollar amount equal to the per unit value as determined by the Board in accordance with the methodology established under the Plan as of the vesting date multiplied by the number of vested units then held by the participant. The formula that applies varies depending on the time at which the valuation is determined. For periods from and after December 31, 2014, such per unit value is generally determined by dividing the sum of (1), (2) and (3) by the aggregate number of units outstanding as of the valuation date, where (1), (2) and (3) are:

(1)    the product of eight times a weighted average of Cutwater’s consolidated operating earnings for the period commencing on January 1, 2013 and ending on the valuation date,

(2)    The value of any distributions by reason of any extraordinary transaction (increased by a stated interest factor) to Cutwater’s equity holders from January 1, 2010 through the valuation date, and

(3)     $14.1 million times a fraction, the numerator of which is equal to the aggregate outstanding par amount of guaranteed investment contracts and GFL medium term notes as of December 31, 2014 and the denominator of which is equal to $6.95 billion.

The number of units initially deemed to be outstanding for purposes of determining the per unit value is 1,222,821 units. However, the number of units deemed to be outstanding for purposes of determining the per unit value will be increased by the number of units granted under the Cutwater Plan after the date on which the Board established the Cutwater Plan (which will result in a decrease in the value of each unit held by participants) and decreased by the number of units forfeited without any payment (which will result in an increase in the value of each unit held by participants).

In general, the portion of the vested unit value that is attributable to Base Units and Class A Supplemental Units is payable shortly after such units vest. The amount attributable to Class B Supplemental Units will generally be payable in three installments during the first calendar quarter of 2015, 2016 and 2017. (However, if, prior to 2015, a participant’s employment terminates prior to 2015 due to death, disability or retirement or if the participant’s employment is involuntarily terminated without cause after a change of control of Cutwater or the Company, any vested units are payable shortly after the termination of employment. In addition, if the participant dies or becomes disabled after 2015 but before full payment, the remaining balance will be paid to the participant or the participant’s beneficiary in a lump sum within 90 days of the participant’s death or disability). The amount payable during 2015, 2016 and 2017 in respect of the Class B Supplemental Units is determined by the pre-established formula based on the unit value as of the end of the applicable prior year, but in no event will the aggregate amount payable in respect of such units exceed the notional dollar amount that is determined to be attributable to such units as of December 31, 2014, adjusted for a hypothetical investment experience based upon the average of the long-term component of the Barclay’s US Government/Credit Index (or such other market-based investment vehicle). All payments under the Cutwater Plan will be in the form of cash.

The Board authorized a total of 222,821 units to be issued under the Cutwater Plan to current employees of Cutwater based on an estimated per unit value of $100.00. Clifford Corso, who is MBIA Inc.’s Executive Vice President and Chief Investment Officer and the President of Cutwater Asset Management Corp., participates in the Cutwater Plan. Mr. Corso received 24,505 Base Units with an estimated value of $2,450,500 (reflecting the estimated value of Mr. Corso’s stock options that are being cancelled and a long-term equity incentive award for the 2009 performance year) as well as 98,352 Class B Supplemental Units, with an estimated value of $9,835,200. The following awards of Mr. Corso, having an estimated aggregate value of $1,711,900, were cancelled in connection with the award of the Base Units:

Grant Date	Option Granted	Exercise Price	Outstanding
—	—	—	—
12/12/00	6,345	$48.58	6,345
2/7/02	7,000	$52.81	7,000
2/12/03	7,000	$36.69	7,000
2/10/04	7,000	$64.84	7,000
6/9/04	60,000	$55.60	60,000
2/16/05	30,000	$58.84	30,000
3/28/08	400,000	$12.50	400,000
2/12/09	350,000	$4.02	350,000

Total	867,345		867,345

Compensatory Arrangements of Certain Officers

On May 5, 2010 MBIA and Mitchell Sonkin, MBIA’s Executive Vice President and Chief Portfolio Officer, entered into an Employment Agreement Extension Letter Agreement to extend through June 30, 2011 the term of Mr. Sonkin’s Employment Agreement dated August 4, 2009. The Employment Agreement was scheduled to expire on June 30, 2010. The Employment Agreement is described under Part II, Item 5 “Compensatory Arrangements of Certain Officers” of MBIA’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, and is filed as Exhibit 10.1 thereto.

Item 6.	Exhibits

10.1	Amended and Restated MBIA Inc. Deferred Compensation and Excess Benefit Plan, effective March 22, 2010.

10.2	Cutwater Holdings, LLC Equity Participation Plan effective as of May 7, 2010

10.3	Employment Agreement Extension between MBIA Inc. and Mitchell Sonkin dated May 5, 2010

31.1	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Additional Exhibits - National Public Finance Guarantee Corporation Financial Statements

99.2	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC. Registrant

Date: May 10, 2010	/s/C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: May 10, 2010	/s/Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)