Form 10-Q
period 2010-06-30
MBIA INC
filed 2010-08-09
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

As of August 2, 2010, 200,412,018 shares of Common Stock, par value $1 per share, were outstanding.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except per share amounts)

	June 30, 2010	December 31, 2009
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $9,095,649 and $10,366,737) (includes hybrid financial instruments at fair value $31,233 and $30,690)	$8,579,894	$9,330,413
Fixed-maturity securities held as trading, at fair value (amortized cost $15,521)	15,765	-
Investments pledged as collateral, at fair value (amortized cost $584,520 and $587,648)	580,407	557,245
Short-term investments held as available for sale, at fair value (amortized cost $2,648,228 and $2,696,724)	2,648,405	2,688,208
Other investments (includes investments at fair value of $257,825 and $252,608)	260,354	255,491

Total investments	12,084,825	12,831,357

Cash and cash equivalents	1,051,657	803,243
Accrued investment income	90,632	94,821
Premiums receivable	1,660,248	2,020,619
Deferred acquisition costs	420,397	469,550
Prepaid reinsurance premiums	285,638	357,773
Insurance loss recoverable	2,050,849	2,444,754
Reinsurance recoverable on paid and unpaid losses	73,928	61,996
Goodwill	31,371	31,371
Property and equipment, at cost (less accumulated depreciation of $135,349 and $139,076)	74,646	76,834
Receivable for investments sold	48,677	18,088
Derivative assets	704,078	865,708
Current income taxes	13,431	545,883
Deferred income taxes, net	841,314	716,615
Other assets	40,498	50,448
Assets of consolidated variable interest entities:
Cash	443,589	-
Investments held-to-maturity, at amortized cost (fair value $4,281,605 and $2,800,400)	4,695,714	3,131,765
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $754,096)	-	516,369
Fixed-maturity securities at fair value	5,390,769	128,112
Loans receivable at fair value	2,608,151	481,622
Loan repurchase commitments	792,169	-
Derivative assets	12,273	-
Other assets	49,376	53,844

Total assets	$33,464,230	$25,700,772

Liabilities and Equity
Liabilities:
Unearned premium revenue	$4,412,017	$4,955,256
Loss and loss adjustment expense reserves	1,046,094	1,580,021
Reinsurance premiums payable	194,252	239,154
Investment agreements	2,382,045	2,725,958
Medium-term notes (includes financial instruments carried at fair value $108,878 and $109,768)	1,969,591	2,285,047
Securities sold under agreements to repurchase	486,915	501,871
Short-term debt	82,070	18,112
Long-term debt	1,933,522	2,223,536
Deferred fee revenue	10,307	11,061
Payable for investments purchased	34,630	15,780
Derivative liabilities	5,405,003	4,593,760
Other liabilities	285,683	304,066
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value $6,938,576 and $0)	11,046,391	3,179,712
Long-term debt	431,637	433,132
Derivative liabilities	1,056,075	9,104
Other liabilities	22,590	18,326

Total liabilities	30,798,822	23,093,896

Commitments and contingencies (See Note 14)

Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding--none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares -- 274,820,871 and 274,826,872	274,821	274,827
Additional paid-in capital	3,059,376	3,057,733
Retained earnings	1,886,117	2,393,282
Accumulated other comprehensive loss, net of tax of $182,903 and $451,112	(356,266)	(940,871)
Treasury stock, at cost -- 73,308,799 and 70,159,024 shares	(2,212,799)	(2,194,873)

Total shareholders’ equity of MBIA Inc.	2,651,249	2,590,098
Preferred stock of subsidiary	14,159	16,778

Total equity	2,665,408	2,606,876

Total liabilities and equity	$33,464,230	$25,700,772

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Premiums earned:
Scheduled premiums earned	$130,819	$153,126	$263,121	$348,101
Refunding premiums earned	25,506	24,822	50,021	58,516

Premiums earned (net of ceded premiums of $11,115, $12,718, $20,082 and $48,619)	156,325	177,948	313,142	406,617
Net investment income	107,428	149,606	229,352	308,200
Fees and reimbursements	11,105	21,805	133,084	41,026
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(64,148)	32,036	(98,278)	63,818
Unrealized gains (losses) on insured derivatives	1,537,926	423,786	(673,499)	2,032,950

Net change in fair value of insured derivatives	1,473,778	455,822	(771,777)	2,096,768
Net gains (losses) on financial instruments at fair value and foreign exchange	(1,087)	125,303	(46,287)	171,218
Net realized gains (losses)	18,537	30,222	18,076	64,411
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(21,762)	(265,832)	(187,172)	(461,677)
Other-than-temporary impairments recognized in accumulated other comprehensive loss	8,640	158,383	144,318	158,383

Net investment losses related to other-than-temporary impairments	(13,122)	(107,449)	(42,854)	(303,294)
Net gains on extinguishment of debt	17,543	95,761	17,541	105,859
Revenues of consolidated variable interest entities:
Net investment income	12,659	29,682	27,829	59,990
Net gains (losses) on financial instruments at fair value and foreign exchange	290,866	(924)	413,801	(9,460)
Net realized gains (losses)	-	-	(74,244)	-
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(91,586)	-	(125,730)
Other-than-temporary impairments recognized in accumulated other comprehensive loss	-	85,369	-	85,369

Net investment losses related to other-than-temporary impairments	-	(6,217)	-	(40,361)
Net gains on extinguishment of debt	3,530	20,542	3,530	20,542

Total revenues	2,077,562	992,101	221,193	2,921,516

Expenses:
Losses and loss adjustment	(72,540)	(729,311)	141,859	(35,586)
Amortization of deferred acquisition costs	14,030	26,067	36,778	46,767
Operating	68,505	79,662	131,003	172,001
Interest	80,895	89,752	165,221	199,647
Expenses of consolidated variable interest entities:
Operating	4,228	288	9,651	489
Interest	13,961	22,722	27,624	50,106

Total expenses	109,079	(510,820)	512,136	433,424

Income (loss) before income taxes	1,968,483	1,502,921	(290,943)	2,488,092

Provision (benefit) for income taxes	673,167	604,907	(106,023)	889,430

Net income (loss)	1,295,316	898,014	(184,920)	1,598,662

Preferred stock dividends of subsidiary	-	3,271	-	7,213

Net income (loss) available to common stockholders	$1,295,316	$894,743	$(184,920)	$1,591,449

Net income (loss) per common share:
Basic	$6.34	$4.30	$(0.90)	$7.64
Diluted	$6.32	$4.30	$(0.90)	$7.64

Weighted-average number of common shares outstanding:
Basic	204,377,833	208,097,729	204,639,226	208,287,929
Diluted	204,921,673	208,097,729	204,639,226	208,287,929

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

For The Six Months Ended June 30, 2010

(In thousands)

			Additional		Accumulated Other			Total Shareholders’	Preferred Stock
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Equity	of Subsidiary
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	of MBIA Inc.	Shares	Amount

Balance, December 31, 2009	274,827	$274,827	$3,057,733	$2,393,282	$(940,871)	(70,159)	$(2,194,873)	$2,590,098	1,677	$16,778

ASU 2009-17 transition adjustment:
Consolidated variable interest entities, net of tax of $22,736				(319,083)	263,648			(55,435)
Deconsolidated variable interest entities, net of tax of $1,756				(3,162)	85,341			82,179

Total ASU 2009-17 transition adjustment	-	-	-	(322,245)	348,989	-	-	26,744	-	-

Comprehensive income (loss):
Net loss	-	-	-	(184,920)	-	-	-	(184,920)	-	-
Other comprehensive income (loss):
Change in unrealized appreciation of investments net of tax of $171,718	-	-	-	-	321,289	-	-	321,289	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive loss, net of tax of $10,017	-	-	-	-	(16,534)	-	-	(16,534)	-	-
Change in fair value of derivative instruments net of tax of $1,382	-	-	-	-	2,563	-	-	2,563	-	-
Change in foreign currency translation net of tax of $3,303	-	-	-	-	(71,702)	-	-	(71,702)	-	-

Other comprehensive income								235,616

Total comprehensive loss								50,696

Treasury shares acquired under share repurchase program	-	-	-	-	-	(3,150)	(19,427)	(19,427)	-	-

Share-based compensation net of tax of $2,683	(6)	(6)	1,643	-	-	-	1,501	3,138	-	-

Preferred shares of subsidiary acquired	-	-	-	-	-	-	-	-	(251)	(2,619)

Balance, June 30, 2010	274,821	$274,821	$3,059,376	$1,886,117	$(356,266)	(73,309)	$(2,212,799)	$2,651,249	1,426	$14,159

					2010
Disclosure of reclassification amount:
Change in unrealized gains and losses and other-than-temporary impairments on investments arising during the period, net of taxes					$106,493
Reclassification adjustment, net of taxes					198,262

Change in net unrealized gains and losses and other-than-temporary impairment losses, net of taxes					$304,755

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(184,920)	$1,598,662

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization of bond discounts (premiums), net	(11,073)	(43,102)
Decrease in accrued investment income	4,113	81,177
Decrease in premiums receivable	165,176	244,927
Decrease in deferred acquisition costs	41,228	54,809
Decrease in unearned premium revenue	(353,868)	(413,251)
Decrease in prepaid reinsurance premiums	68,770	79,602
Decrease in reinsurance premiums payable	(40,563)	(35,781)
Increase in loss and loss adjustment expense reserves	(163,976)	(123,012)
(Increase) decrease in reinsurance recoverable on paid and unpaid losses	(11,932)	126,011
Increase in insurance loss recoverable	(249,210)	(1,286,632)
(Decrease) increase in payable to reinsurers on recoveries	(29,388)	15,608
Depreciation	3,860	4,242
Increase (decrease) in accrued interest payable	4,714	(99,419)
Decrease in accounts receivable	9,370	22,399
Decrease in accrued expenses	(10,886)	(99,631)
(Decrease) increase in deferred fee revenue	(754)	41,534
Amortization of medium-term notes (premiums) discounts, net	4,503	(6,988)
Net realized (gains) losses	56,168	(64,411)
Investment losses on other than temporarily impaired investments	42,854	343,655
Unrealized (gains) losses on insured derivatives	673,499	(2,032,950)
Net gains on financial instruments at fair value and foreign exchange	(367,514)	(161,758)
Decrease in current income taxes	529,769	176,677
Deferred income tax provision (benefit)	(208,312)	931,657
Gains on extinguishment of debt	(21,071)	(126,401)
Share-based compensation	935	3,215
Other operating	(119,405)	(36,111)

Total adjustments to net income (loss)	17,007	(2,403,934)

Net cash used by operating activities	(167,913)	(805,272)

Cash flows from investing activities:
Purchase of fixed-maturity securities	(3,939,194)	(4,585,015)
Increase in payable for investments purchased	17,595	36,428
Sale and redemption of fixed-maturity securities	5,107,141	6,185,517
Increase in receivable for investments sold	(29,341)	(226,878)
Decrease in loans receivable	159,399	-
Purchase of held-to-maturity investments	(255,760)	(200,027)
Redemptions of held-to-maturity investments	364,795	557,716
Sale of short-term investments, net	351,285	1,398,037
Sale (purchase) of other investments, net	12,973	(248,421)
Consolidation of variable interest entities	479,490	-
Capital expenditures	(1,841)	(3,320)
Disposals of capital assets	19	508

Net cash provided by investing activities	2,266,561	2,914,545

Cash flows from financing activities:
Proceeds from issuance of investment agreements	36,343	296,157
Payments for drawdowns of investment agreements	(335,979)	(1,899,933)
Issuance of medium-term notes	15,147	169,211
Principal paydown of medium-term notes	(189,163)	(2,031,992)
Principal paydown of variable interest entity notes	(890,058)	(50,972)
Securities sold under agreements to repurchase, net	(14,826)	(112,277)
Dividends paid	(1,005)	(6,511)
Net proceeds from issuance of debt	-	131,612
Repayments for retirement of debt	(220,114)	-
Proceeds from derivative settlements	48,695	48,873
Purchase of treasury stock	(19,427)	(4,196)
Purchase of subsidiary preferred stock	(2,619)	(10,820)
Restricted stock awards settlements	2,511	1,521
Excess tax benefit on share-based payment	-	(1,733)
Collateral from (to) reverse repurchase agreement counterparties	-	25,000
Collateral from (to) swap counterparty	163,850	(43,397)

Net cash used by financing activities	(1,406,645)	(3,489,457)

Net increase (decrease) in cash and cash equivalents	692,003	(1,380,184)
Cash and cash equivalents - beginning of period	803,243	2,279,783

Cash and cash equivalents - end of period	$1,495,246	$899,599

Supplemental cash flow disclosures:
Income taxes (refunded) paid	$(425,788)	$(210,617)
Interest paid:
Investment agreements	$47,693	$78,382
Medium-term notes	34,650	58,788
Variable interest entity notes	188,064	58,436
Securities sold under agreements to repurchase	764	5,019
Liquidity loans	2,168	2,754
Corporate debt	33,603	12,949
Surplus notes	66,686	66,686
Non cash items:
Share-based compensation	$935	$3,215
Dividends declared but not paid	-	702

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 1: Business and Organization

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates the largest financial guarantee insurance business in the industry and is a provider of asset management advisory services. These activities are principally managed through three business segments: United States (“U.S.”) public finance insurance, structured finance and international insurance, and advisory services. The Company’s U.S. public finance insurance business is operated through National Public Finance Guarantee Corporation (“National”), the structured finance and international insurance business is operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and MBIA’s advisory services business is operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). The corporate segment includes revenues and expenses that arise from general corporate activities. The Company also manages asset/liability products and conduit programs, which are in wind-down.

MBIA’s insurance and certain investment management services programs have historically relied upon triple-A credit ratings. The loss of those ratings in the second quarter of 2008 resulted in a dramatic reduction in the Company’s business activities.

During July 2010, MBIA Insurance Corporation executed a series of transactions to acquire all of the common stock of Channel Reinsurance Ltd. (“Channel Re”) and its parent ChannelRe Holdings, Ltd. not already owned by MBIA Insurance Corporation for $40 million in cash and to commute all reinsurance arrangements between MBIA Corp. with Channel Re. MBIA Corp. expects to recognize a pre-tax net loss of approximately $75 million in the third quarter of 2010 as a result of these transactions. The net loss is primarily generated from settling a reinsurance receivable on CDS contracts at an amount less than the carrying value. As of June 30, 2010, the carrying value of the reinsurance receivable from Channel Re was $754 million. Channel Re is a financial guarantee reinsurance company formed in 2004 to provide committed reinsurance capacity to MBIA Corp.

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

Structured Finance and International Insurance

MBIA’s structured finance and international insurance business is conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due, or in the event MBIA Corp. has the right at its discretion to accelerate insured obligations upon default or otherwise. Certain investment agreement contracts written by MBIA Inc. are insured by MBIA Corp. If MBIA Inc. were to have insufficient assets to pay amounts due, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including MBIA Global Funding LLC (“GFL”) and Meridian Funding Company LLC (“Meridian”), and provides reinsurance to its insurance subsidiaries. MBIA Corp. has also written insurance policies guaranteeing the obligations of an affiliate, LaCrosse Financial Products, LLC (“LaCrosse”), under credit default swaps (“CDS”), including termination payments that may become due upon certain events including the insolvency or payment default by MBIA Corp. or the CDS issuer. MBIA Corp.’s guarantees insure structured finance and asset-backed obligations, privately issued bonds used for the financing of public purpose projects, which are primarily located outside of the U.S. and that include toll roads, bridges, airports, public transportation facilities, utilities and other types of infrastructure projects serving a substantial public purpose, and obligations of sovereign and sub-sovereign issuers. Structured finance and asset-backed securities (“ABSs”) typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real property.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 1: Business and Organization (continued)

In certain cases, the Company may be required to consolidate entities established as part of securitizations when MBIA insures the assets or liabilities of those entities and in connection with remediations or renegotiations of insurance policies. These entities typically meet the definition of a variable interest entity (“VIE”) under accounting principles for the consolidation of VIEs. The Company does not believe there is any difference in the risks and profitability of financial guarantees provided to VIEs compared with other financial guarantees written by MBIA. Refer to “Note 3: Recent Accounting Pronouncements” for information about new accounting guidance that affected the consolidation of VIEs.

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

Businesses in Wind-down

The Company also operates an asset/liability products business in which it issued debt and investment agreements, which are insured by MBIA Corp., to capital markets and municipal investors. The proceeds of the debt and investment agreements were used initially to purchase assets that largely matched the duration of those liabilities. MBIA also operates a conduit business in which the Company has funded transactions by issuing debt, which is insured by MBIA Corp. The ratings downgrades of MBIA Corp. have resulted in the termination and collateralization of certain investment agreements and, together with the rising cost and declining availability of funding and illiquidity of many asset classes, caused the Company to begin winding down its asset/liability products and conduit businesses in 2008 as a result of the rebalancing of the portfolio. Currently, the portfolio no longer has assets matching the duration of liabilities; but is expected to have positive cash flows for the next several years. Since the downgrades of MBIA Corp., MBIA has not issued debt in connection with either business and the Company believes the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate, or are repurchased by the Company. While the asset/liability products and conduit businesses represent separate business segments, they may be referred to collectively as “Wind-down Operations.”

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

As part of MBIA’s liquidity risk management framework, the Company also evaluates and manages liquidity on both a legal entity basis and a segment basis. Legal entity liquidity is an important consideration as there are legal, regulatory and other limitations on the Company’s ability to utilize the liquidity resources within the overall enterprise. MBIA also seeks to manage segment liquidity, particularly between its corporate and asset/liability products segments as they relate to MBIA Inc. Unexpected loss payments arising from ineligible mortgages in securitizations that the Company has insured, dislocation in the global financial markets, the overall economic downturn in the U.S., and the loss of MBIA Corp.’s triple-A insurance financial strength ratings in 2008 have significantly increased the liquidity needs and decreased the financial flexibility in the Company’s segments and legal entities. MBIA continued to satisfy all of its payment obligations and the Company believes that it has adequate resources to meet its ongoing liquidity needs in both the short-term and the long-term. However, if losses on the Company’s insured transactions continue to rise, including due to ineligible mortgages in securitizations that it has insured, or market or adverse economic conditions persist for an extended period of

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 1: Business and Organization (continued)

time or worsen, or the Company is unable to sell assets at values necessary to satisfy payment obligations, is unable to access new capital through the issuance of equity or debt, and/or experiences an unexpected acceleration of payments required to settle liabilities, the Company could face additional liquidity pressure in all of its operations and businesses through increased liquidity demands on the Company or a decrease in its liquidity supply. These pressures could arise from exposures beyond residential mortgage related stress, which to date has been the main cause of stress.

U.S. Public Finance Insurance Liquidity

Liquidity risk arises in the Company’s U.S. public finance insurance segment when claims on insured exposures result in payment obligations, when operating cash inflows fall due to depressed new business writings, lower investment income, unanticipated expenses, or when invested assets experience credit defaults or significant declines in fair value.

The insurance policies issued or reinsured by the Company’s licensed insurers generally provide an unconditional and irrevocable guarantee of the payment required to be made by, on or behalf of the obligor to a designated paying agent for the holders of the insured obligations of an amount equal to the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that the insurance company has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon the insurance company’s election to accelerate. Because the U.S. public finance insurance segment’s financial guarantee contracts generally cannot be accelerated by a party other than the insurer, liquidity risk is mitigated in this segment.

In the event of a default in payment of principal, interest or other insured amounts by an issuer, however, National generally promises to make funds available in the insured amount generally on the next business day following notification. National provides for this payment, in some cases through a third-party bank, upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer.

However, defaults, credit impairments and adverse capital markets conditions such as those currently being experienced can create payment requirements as a result of irrevocable pledges to pay principal and interest, or other amounts owed on insured obligations, when due. Additionally, the Company’s U.S. public finance insurance segment requires cash for the payment of operating expenses. Finally, National also provides liquid assets to the Company’s asset/liability products segment through matched repurchase and reverse repurchase agreements to support its business operations and liquidity position.

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

As a result of the transaction executed with Channel Re and its previous shareholders in the third quarter of 2010, MBIA acquired a substantial portion of the assets previously held by Channel Re. These assets consist primarily of U.S. Treasury and high quality corporate bonds which can readily be sold to raise liquidity at MBIA Corp. The transaction will also result in an increase in MBIA Corp.’s statutory capital position.

Since the fourth quarter of 2007, MBIA Corp. has made $6.2 billion of cash payments, before reinsurance, associated with insured second-lien residential mortgage-backed securities (“RMBS”), as well as policy termination and claim payments relating to CDS contracts referencing collateralized debt obligation (“CDO”)-squared and multi-sector CDOs. These cash payments also include loss payments of $278 million made in the first six months of 2010 on behalf of MBIA Corp.’s consolidated VIEs. Among MBIA Corp.’s outstanding insured portfolio, these types of insured exposures have exhibited the highest degree of payment volatility and continue to pose material liquidity risk to the Company’s structured finance and international insurance segment. As a result of the current economic stress, MBIA Corp. could incur additional payment obligations within and beyond these mortgage-related and CDO exposures, which may be substantial, increasing the stress on MBIA Corp.’s liquidity.

Of the $6.2 billion, MBIA Corp. has paid $4.9 billion of claims, before reinsurance, on policies insuring second-lien mortgage RMBS securitizations. The Company believes these payments were driven primarily by a substantial number of ineligible mortgages being placed in the securitizations in violation of the representations and warranties of the sellers/servicers. As a result, payments have been far in excess of the level that might be expected even in a severe economic downturn. The Company believes the current liquidity position of MBIA Corp. is adequate to make expected future payments on these exposures, but the degree of loss within these transactions has been unprecedented, and continued elevated levels of payments will cause additional stress on MBIA’s liquidity position.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 1: Business and Organization (continued)

There are three primary types of policy payment requirements in MBIA’s structured finance and international financial guarantee contracts: (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; and (iii) payments upon settlement of individual collateral losses as they occur after parties subordinated to MBIA in a transaction have absorbed their share of losses. The structured finance and international segment’s financial guarantee contracts and CDS contracts generally cannot be accelerated, thereby mitigating liquidity risk. However, with respect to the insurance of CDS contracts, in certain events, including the insolvency or payment default of the insurer or the issuer of the CDS, the CDS contract is subject to termination and the counterparty can make a claim for the full amount due on termination. Further, in the event of a default in payment of principal, interest or other insured amounts by an issuer, MBIA’s insurers generally promise to make funds available in the insured amount generally on the next business day following notification for U.S. transactions and within longer timeframes for international transactions, depending on the terms of the insurance policy. MBIA insurance companies provide for this payment, in some cases through a third-party bank, upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer. In the event a claim is made on a basis not authorized by the transaction agreements, the insurers may be required to honor the payment requirement before they can investigate and dispute whether the claim was authorized.

Additionally, the Company’s structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes and preferred stock issuance. MBIA Corp. also provides guarantees to the holders of the Company’s asset/liability products debt obligations. If the Company’s asset/liability products segment or MBIA Inc. were unable to service the principal and interest payments on the asset/liability debt obligations, the holders of the insured liabilities would make a claim under the MBIA Corp. insurance policies. MBIA Corp. has lent $2.0 billion to the asset/liability products segment on a secured basis for the purpose of minimizing the risk that such claim would be made. During the first six months of 2010, a total of $500 million was repaid and the amount outstanding was $1.1 billion as of June 30, 2010. The Company expects that the loan will be fully repaid, however, the timing of the ultimate repayment may be affected by the performance of assets in the asset/liability products segment’s investment portfolio and by MBIA Inc.’s requirements to post collateral against guaranteed investment contracts, swap contracts, and internal and external borrowing facilities.

In order to monitor liquidity risk and maintain appropriate liquidity resources for payments associated with the Company’s residential mortgage-related exposures, MBIA employs a stress scenario-based liquidity model using the same “Roll Rate Methodology” as it uses in its loss reserving. Using this methodology, the Company estimates the level of claims on its policies that would be made under stress-level default assumptions of the underlying collateral. These estimated payments, together with all other significant operating, financing and investing cash flows are forecasted on a monthly basis for a period covering (i) the next 24-months and (ii) then annually thereafter to the final maturity of the longest dated outstanding insured obligation. The stress-loss scenarios and cash flow forecasts are periodically updated to account for changes in risk factors and to reconcile differences between forecasted and actual payments.

In addition to MBIA’s residential mortgage stress scenario, it also monitors liquidity risk using a Monte Carlo estimation of potential stress-level claims for insured principal and interest payments due in the next twelve-month period. These probabilistically determined payments are then compared to the Company’s invested assets. This theoretic liquidity model supplements the scenario-based liquidity model described above.

The Company manages liquidity of its structured finance and international segment with the goal of maintaining cash and liquid securities in an amount in excess of all projected stress scenario payment requirements. To the extent the Company’s liquidity resources fall short of its target liquidity cushions under the stress-loss scenario testing, the Company will seek to increase its cash holdings position by selling or financing assets in its investment portfolio or drawing upon one or more of its contingent sources of liquidity. The Company’s contingent liquidity sources involve the sale of assets that are generally illiquid as a result of the need for regulatory or third-party approvals prior to their sale and are therefore contingent on the receipt of such approvals, among other things. In aggregate, the Company’s contingent liquidity sources equal approximately $576 million. There is no assurance that the Company will be able to sell or finance a sufficient amount of its investments to satisfy all of its cash needs, or it may realize a substantial loss on any such sale.

Corporate Liquidity

Liquidity needs in MBIA’s corporate segment are generally predictable and comprise principal and interest payments on corporate debt and operating expenses. Liquidity risk is associated primarily with the dividend capacity of National and MBIA Corp., dividends from asset management subsidiaries, investment income and the Company’s ability to issue equity and debt. Additionally, the corporate segment maintains excess cash and investments to ensure it is able to meet its ongoing cash requirements over a multi-year period in the event that cash becomes unavailable from one or more sources.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 1: Business and Organization (continued)

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

The asset/liability products segment, through MBIA Inc., maintained simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with National for up to $2.0 billion for the purpose of borrowing government securities to pledge under collateralized investment agreements and repurchase agreements. As of June 30, 2010, $2.0 billion of securities were borrowed under the Asset Swap. As a result of increased liquidity needs within the asset/liability products segment, the asset/liability products segment, through MBIA Inc., maintained a secured lending agreement with MBIA Insurance Corporation under which MBIA Inc. has transferred securities in its portfolio in exchange for $2.0 billion in cash. As of June 30, 2010, the outstanding balance on this secured loan was $1.1 billion. Additionally, $600 million was transferred to the asset/liability products segment from the Company’s corporate segment in the fourth quarter of 2008.

In order to monitor liquidity risk and maintain appropriate liquidity resources for near-term cash and collateral requirements within MBIA’s asset/liability products segment, the Company seeks to calculate monthly forecasts of asset and liability maturities, as well as collateral posting requirements. Cash availability at the low point of the Company’s 12-month forecasted cash flows is measured against liquidity needs using stress-scenario testing of each of the potential liquidity needs described above. To the extent there is a shortfall in MBIA’s liquidity coverage, the Company seeks to manage its cash position and liquidity resources with a goal of maintaining an adequate cushion to the stress scenario. These resources include the sale of unpledged assets, the use of free cash within the asset/liability products segment and at the corporate segment level, and potentially increased securities borrowings from National.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 2: Significant Accounting Policies (continued)

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

The results of operations for the three and six months ended June 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010. The December 31, 2009 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation.

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

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Improving Disclosures about Fair Value Measurements (Accounting Standards Update 2010-06)

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements,” to require additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The standard also clarifies existing disclosures about the level of disaggregation, valuation techniques and inputs to fair value measurements. The Company adopted this standard as of the first quarter of 2010 except for the requirement to provide the Level 3 activity of purchases, sales issuances and settlements on a gross basis, which will be effective for the Company as of the first quarter of 2011. As this standard only affects disclosures related to fair value, the adoption of this standard did not effect the Company’s consolidated balance sheets, results of operations, or cash flows. Refer to “Note 6: Fair Value of Financial Instruments” for these disclosures.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 3: Recent Accounting Pronouncements (continued)

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 3: Recent Accounting Pronouncements (continued)

The following table summarizes the adjustments made to the Company’s consolidated assets, liabilities and equity by transition method of consolidation as of January 1, 2010:

	Increase/(Decrease)
In millions	Fair Value Option	Unpaid Principal Balance	Deconsolidated VIEs	Total
Assets:
Total investments	$(593)	$(3,058)	$(172)	$(3,823)
Accrued investment income	(3)	(3)	-	(6)
Premiums receivable	(23)	(127)	-	(150)
Deferred acquisition costs	(7)	-	-	(7)
Insurance loss recoverable	(594)	-	-	(594)
Current income taxes	-	14	-	14
Deferred income taxes, net	10	(3)	2	9
Other assets	(484)	5	-	(479)

Assets of consolidated VIEs:
Cash	320	-	-	320
Investments held-to-maturity	-	4,798	-	4,798
Fixed-maturity securities at fair value	5,507	-	-	5,507
Loans receivable at fair value	2,002	-	-	2,002
Loan repurchase commitments	436	-	-	436
Derivative assets	30	-	-	30
Other assets	37	16	-	53

Total assets	6,638	1,642	(170)	8,110

Liabilities:
Unearned premium revenue	(46)	(92)	-	(138)
Loss and loss adjustment expense reserves	(364)	-	-	(364)
Medium-term notes	-	(1,429)	-	(1,429)
Long-term debt	-	(433)	-	(433)
Payable for investments purchased	(1)	-	-	(1)
Derivative liabilities	(33)	(9)	-	(42)
Other liabilities	(8)	(2)	-	(10)

Liabilities of consolidated VIEs:
Variable interest entity notes	6,358	3,170	(252)	9,276
Long-term debt	-	433	-	433
Derivative liabilities	764	9	-	773
Other liabilities	-	18	-	18

Total liabilities	6,670	1,665	(252)	8,083

Equity:
Retained earnings	(296)	(23)	(3)	(322)
Accumulated other comprehensive income (loss)	264	-	85	349

Total Equity	$(32)	$(23)	$82	$27

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 3: Recent Accounting Pronouncements (continued)

In connection with the adoption of the new accounting guidance, the Company has elected the fair value option for most, but not all of the VIEs consolidated. The Company elected the fair value option for all the assets and liabilities of VIEs which are collateralized by loans and those VIEs that are collateralized by ABS. Those assets and liabilities of VIEs which are related to life insurance policy securitizations and are collateralized by insurance company surplus notes are measured at the unpaid principal balance as of January 1, 2010. The financial assets of such VIEs are classified as held-to-maturity on the Company’s consolidated balance sheets. Management believes that the fair value election for those financial assets of the VIEs which are collateralized by loans and those that are collateralized by ABS more closely represents the true economics of the performance of the underlying obligations of the Company’s insurance interests in these VIEs, whereas the held-to-maturity designation for the assets related to life insurance securitization VIEs, which are currently performing as expected, is more representative of the economics of the performance of the underlying insurance obligations of the Company.

Two of the VIEs which were consolidated as part of the Company’s conduit segment prior to the adoption of this standard and continue to be consolidated under this accounting guidance, continue to be classified as held-to-maturity, consistent with their designations previous to the adoption of this accounting guidance. Refer to “Note 6: Fair Value of Financial Instruments” for additional disclosures related to the fair value option election for the financial assets and liabilities of the consolidated VIEs.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

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

Businesses in Wind-down

In its asset/liability products segment, the Company invests in obligations issued by issuer-sponsored SPEs which are included in fixed-maturity securities held as available-for-sale. The Company evaluates issuer-sponsored SPEs to determine if the entity is a VIE. For all entities determined to be VIEs, the Company evaluates whether its investment is determined to have both of the characteristics of a controlling financial interest in the VIE. The Company performs an ongoing reassessment of controlling financial interests in issuer-sponsored VIEs based on investments held. MBIA does not have a controlling financial interest in any issuer-sponsored VIEs and is not the primary beneficiary of any VIEs. The Company’s exposure to the aforementioned VIEs is limited to its investments in these entities. The asset/liability products segment includes the consolidation of one VIE which includes highly rated collateral from a selected group of Alt-A non-agency RMBS securities. Since no third-party note holders exist at this time, the Company is the primary beneficiary and has elected the fair value option for consolidation purposes.

In the conduit segment, the Company manages and administers two multi-seller conduit SPEs, Triple-A One Funding Corporation (“Triple-A One”) and Meridian (collectively, the “Conduits”). The Conduits invest primarily in debt securities and fund the investments through the issuance of VIE notes and long-term debt. The assets and liabilities of the Conduits are supported by credit enhancement provided through MBIA Corp. The Conduits are designed to provide issuers an efficient source of funding for issued obligations, and to provide an opportunity for MBIA Corp. to issue financial guarantee insurance policies. The Conduits are VIEs and are consolidated by the Company as primary beneficiary.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of June 30, 2010 and December 31, 2009. The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs as well as the value of the assets and liabilities the Company has recorded for its interest in these VIEs as of June 30, 2010 and December 31, 2009. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and insured CDSs, and any investments in obligations issued by nonconsolidated VIEs.

	June 30, 2010
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities (6)
Insurance:
Global structured finance:
Collateralized debt obligations	$38,090	$24,880	$133	$85	$-	$86	$-	$412
Mortgage-backed residential	62,829	19,831	94	104	1,832	104	657	3
Mortgage-backed commercial	5,337	2,849	-	3	-	3	-	-
Consumer asset-backed	13,393	7,989	10	38	-	38	-	-
Corporate asset-backed	50,213	24,004	281	352	5	401	-	-

Total global structured finance	$169,862	$79,553	$518	$582	$1,837	$632	$657	$415
Global public finance	38,182	18,705	-	188	-	261	-	-

Total insurance	$208,044	$98,258	$518	$770	$1,837	$893	$657	$415

(1)	- Reported within “Total investments” on MBIA Inc.’s consolidated balance sheets.

(2)	- Reported within “Premiums receivable” on MBIA Inc.’s consolidated balance sheets.

(3)	- Reported within “Insurance loss recoverable” on MBIA Inc.’s consolidated balance sheets.

(4)	- Reported within “Unearned premium revenue” on MBIA Inc.’s consolidated balance sheets.

(5)	- Reported within “Loss and loss adjustment expense reserves” on MBIA Inc.’s consolidated balance sheets.

(6)	- Reported within “Derivative liabilities” on MBIA Inc.’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

	December 31, 2009
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments (1)	Premiums Receivable (2)	Insurance Loss Recoverable (3)	Unearned Premium Revenue (4)	Loss and Loss Adjustment Expense Reserves (5)	Derivative Liabilities (6)
Insurance:
Global structured finance:
Collateralized debt obligations	$56,175	$48,399	$141	$100	$-	$90	$148	$1,581
Mortgage-backed residential	74,520	26,518	190	137	2,258	137	1,141	3
Mortgage-backed commercial	6,244	3,403	-	3	-	3	-	1
Consumer asset-backed	16,186	9,568	15	47	-	44	20	-
Corporate asset-backed	55,012	30,760	275	538	5	543	-	3

Total global structured finance	$208,137	$118,648	$621	$825	$2,263	$817	$1,309	$1,588
Global public finance	41,387	19,263	-	190	-	264	-	-

Total insurance	$249,524	$137,911	$621	$1,015	$2,263	$1,081	$1,309	$1,588

(1) - Reported within “Total investments” on MBIA Inc.’s consolidated balance sheets.

(2) - Reported within “Premiums receivable” on MBIA Inc.’s consolidated balance sheets.

(3) - Reported within “Insurance loss recoverable” on MBIA Inc.’s consolidated balance sheets.

(4) - Reported within “Unearned premium revenue” on MBIA Inc.’s consolidated balance sheets.

(5) - Reported within “Loss and loss adjustment expense reserves” on MBIA Inc.’s consolidated balance sheets.

(6) - Reported within “Derivative liabilities” on MBIA Inc.’s consolidated balance sheets.

The maximum exposure to losses as a result of the Company’s variable interest in the VIE is represented by net insurance in force. Net insurance in force is the maximum future payments of principal and interest, net of cessions to reinsurers, which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs, assuming a full credit event occurs.

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs are $14.0 billion and $12.6 billion, respectively, as of June 30, 2010, and $4.3 billion and $3.6 billion, respectively, as of December 31, 2009. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated VIE’s” and “Liabilities of consolidated VIE’s.” During the six months ended June 30, 2010, additional VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. During the six months ended June 30, 2010, the Company recognized a $74 million pre-tax loss on initial consolidation of the additional VIEs, and recognized an immaterial amount on deconsolidation of one VIE.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 5: Insurance Premiums

The Company recognizes and measures premiums related to financial guarantee (non-derivative) insurance and reinsurance contracts in accordance with the accounting principles for financial guarantee insurance contracts.

As of June 30, 2010, the Company reported premiums receivable of $1.7 billion primarily related to installment policies for which premiums will be collected over the estimated term of the contracts. Premiums receivable for an installment policy is initially measured at the present value of premiums expected to be collected over the expected period or contract period of the policy using a risk-free discount rate. Premiums receivable for policies that use the expected period of risk due to expected prepayments are adjusted in subsequent measurement periods when prepayment assumptions change using the risk-free discount rate as of the remeasurement date. The weighted average risk-free rate used to discount future installment premiums was 3.11% and the weighted average expected collection term of the premiums receivable was 9.16 years. For the three and six months ended June 30, 2010, the accretion of the premiums receivable was $14 million and $28 million, respectively, and is reported in “Scheduled premiums earned” on the Company’s consolidated statements of operations.

As of June 30, 2010, the Company reported reinsurance premiums payable of $194 million, which represents the portion of the Company’s premiums receivable that is due to reinsurers. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.

The following table presents a roll forward of the Company’s premiums receivable for the six months ended June 30, 2010:

In millions				Adjustments
Premiums Receivable as of December 31, 2009	Accounting Transition Adjustment(1)	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other	Premiums Receivable as of June 30, 2010	Reinsurance Premiums Payable as of June 30, 2010
$2,021	$(152)	$(141)	$-	$(19)	$28	$(77)	$1,660	$194

(1) - Reflects the adoption of the amended accounting principles for the consolidation of variable interest entities.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 5: Insurance Premiums (continued)

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

In millions	Expected Collection of Premiums
Three months ended:
September 30, 2010	$54
December 31, 2010	66

Twelve months ended:
December 31, 2011	219
December 31, 2012	193
December 31, 2013	160
December 31, 2014	140

Five years ended:
December 31, 2019	531
December 31, 2024	327
December 31, 2029 and thereafter	446

Total	$2,136

The following table presents the unearned premium revenue balance and the future expected premiums earned revenue as of and for the periods presented:

		Expected Future Premium Earnings
In millions	Unearned Premium Revenue	Upfront	Installments	Accretion	Total Expected Future Premium Earnings
June 30, 2010	$4,412

Three months ended:
September 30, 2010	4,290	$67	$55	$12	$134
December 31, 2010	4,171	66	53	12	131

Twelve months ended:
December 31, 2011	3,726	252	193	44	489
December 31, 2012	3,329	233	164	41	438
December 31, 2013	2,980	215	134	37	386
December 31, 2014	2,664	199	117	34	350

Five years ended:
December 31, 2019	1,460	765	439	130	1,334
December 31, 2024	734	463	263	80	806
December 31, 2029 and thereafter	-	429	305	85	819

Total		$2,689	$1,723	$475	$4,887

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments

Financial Instruments

The following table presents the carrying value and fair value of financial instruments reported on the Company’s consolidated balance sheets as of June 30, 2010 and December 31, 2009:

	As of June 30, 2010		As of December 31, 2009
In millions	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Fixed-maturity securities held as available-for-sale and held as trading	$11,824	$11,824	$12,576	$12,576
Other investments	260	260	255	255

Total Investments	12,084	12,084	12,831	12,831
Cash and cash equivalents	1,052	1,052	803	803
Receivable for investments sold	49	49	18	18
Derivative assets:
Insured derivatives	672	672	756	756
Non-insured derivatives	32	32	110	110

Total derivative assets	704	704	866	866
Assets of consolidated VIEs
Cash	444	444	-	-
Investments held-to-maturity	4,696	4,282	3,132	2,801
Fixed-maturity securities held as available-for-sale and held as trading	5,391	5,391	644	644
Loans receivable	2,608	2,608	482	482
Loan repurchase commitments	792	792	-	-
Derivative assets	12	12	-	-
Liabilities:
Investment agreements	2,382	2,602	2,726	2,836
Medium-term notes	1,970	831	2,285	1,008
Securities sold under agreements to repurchase	487	465	502	475
Short-term debt	82	82	18	18
Long-term debt	1,934	1,063	2,224	1,206
Payable for investments purchased	35	35	16	16
Derivative liabilities:
Insured derivatives	5,111	5,111	4,574	4,574
Non-insured derivatives	294	294	20	20

Total derivative liabilities	5,405	5,405	4,594	4,594
Warrants	46	46	28	28
Liabilities of consolidated VIEs:
Variable interest entity notes	11,046	10,569	3,180	2,754
Long-term debt	432	419	433	327
Derivative liabilities	1,056	1,056	9	9
Financial Guarantees:
Gross	5,458	3,295	6,535	4,777
Ceded	360	126	420	246

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Valuation Techniques

The valuation techniques for fair valuing financial instruments included in the preceding table are described below. The Company’s assets and liabilities recorded at fair value have been categorized according to the fair value hierarchy prescribed by fair value measurements and disclosures.

Fixed-Maturity Securities (including short-term investments) Held as Available-For-Sale, and Investments Pledged as Collateral and Fixed-Maturity Securities at Fair Value

U.S. Treasury and government agency—U.S. Treasury securities are liquid and generally have quoted market prices. The fair value of U.S. Treasuries is based on live trading feeds. U.S. Treasury securities are categorized in Level 1 of the fair value hierarchy. Government agency securities include debentures and other agency mortgage pass-through certificates as well as to-be-announced (“TBA”) securities. TBA securities are liquid and have quoted market prices based on live data feeds. Fair value of mortgage pass-through certificates is obtained via a simulation model, which considers different rate scenarios and historical activity to calculate a spread to the comparable TBA security. Government agency securities generally use market-based and observable inputs. As such, these securities are classified as Level 2 of the fair value hierarchy.

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

Mortgage-backed securities and asset-backed securities—Mortgage-backed securities (“MBSs”) and ABSs are valued based on recently executed prices. When position-specific external price data is not observable, the valuation is based on prices of comparable securities. In the absence of market prices, MBSs and ABSs are valued as a function of cash flow models with observable market-based inputs (e.g., yield curves, spreads, prepayments and volatilities). MBSs and ABSs are categorized in Level 3 if significant inputs are unobservable, otherwise they are categorized in Level 2 of the fair value hierarchy.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Cash and Cash Equivalents, Receivable for Investments Sold and Payable for Investments Purchased

The carrying amounts of cash and cash equivalents, receivable for investments sold and payable for investments purchased approximate their fair values as they are short-term in nature.

Loans Receivable

Loans receivable comprise loans held by consolidated VIEs and consist of residential mortgage loans, commercial mortgage loans and other whole business loans. Residential mortgage loan fair values are based on comparisons to MBIA Corp. mortgage-backed securities with similar characteristics. Specifically, the Company uses the observable market value of MBIA Corp.’s mortgage-backed securities as a base value, from which the Company adjusts for the fair value of the associated financial guarantee obligation. Commercial mortgage loans are based primarily on pricing received from pricing services or are compared to prices received for similarly rated collateralized mortgage-backed securities priced by various pricing services. The whole business loans fair value is based primarily on the prescribed values of collateral underlying the loans. The value of the collateral was obtained using quotes received from third parties familiar with the collateral assets.

Loan Repurchase Commitments

Loan repurchase commitments represent obligations from the sellers/servicers of mortgages to residential mortgage-backed trusts consolidated under the amended accounting principles for the consolidation of variable interest entities. This asset represents the rights of the trusts consolidated by MBIA Corp. against the sellers/servicers representations that the residential mortgages contained within the trust comply with stated underwriting guidelines and warrant that the sellers/servicers will cure, replace, or repurchase mortgages that do not comply. This fair value represents the amount owed to the trust from the sellers/servicers. The loan repurchase commitment asset is not a traded security and there are no similar assets in the market to compare this asset. Therefore alternative methods must be used to value this asset. MBIA Corp. has elected to use a discounted cash flow methodology using:

•	estimates of future cash flows for the asset;

•	expectations about possible variations in the amount and/or timing of the cash flows representing the uncertainty inherent in the cash flows;

•	time value of money, represented by the rate on risk-free monetary asset;

•	the price for bearing the uncertainty inherent in the cash flows (risk premium); and

•	other case-specific factors that would be considered by market participants.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

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

Derivatives—Insurance

The majority of the Company’s derivative exposure is in the form of credit derivative instruments insured by MBIA Corp. In most cases, the Company’s insured credit derivatives are measured at fair value as they do not qualify for the financial guarantee scope exception. The derivative contracts that the Company insures cannot be legally traded and generally do not have observable market prices. In the cases with no active price quote, the Company uses a combination of internal and third-party models to estimate the fair value of these contracts. Most insured CDSs are valued using an enhanced Binomial Expansion Technique (“BET”). In 2009, the Company changed from the BET model to an internally developed model referred to as the Direct Price model to estimate the fair value of most of its insured multi-sector CDOs. Significant inputs to this model include collateral prices and interest rates. For a limited number of other insured derivatives, the Company uses industry standard models as well as proprietary models such as Black-Scholes option models and dual-default models, depending on the type and structure of the contract. The valuation of these derivatives includes the impact of its own credit standing and the credit standing of its reinsurers. All of these derivatives are categorized as Level 3 of the fair value hierarchy as a significant percentage of their value is derived from unobservable inputs. For insured swaps (other

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

than CDSs), the Company uses internally and vendor developed models with market-based inputs (e.g., interest rate, foreign exchange rate and spreads), and are classified as Level 2 within the fair value hierarchy. The fair values of insured derivatives recorded on the Company’s balance sheet are principally related to the Company’s insured credit derivatives exposure.

Description of MBIA’s Insured Derivatives

As of June 30, 2010, the Company had $110.6 billion of net par outstanding on insured derivatives. The majority of MBIA’s insured derivatives are “credit derivatives” that reference structured pools of cash securities and CDSs. The Company generally insured the most senior liabilities of such transactions, and at transaction closing the Company’s exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral backing the Company’s insured derivatives was cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, commercial real estate (“CRE”) loans, and CDO securities. As of June 30, 2010, the net par outstanding of such transactions totaled $98.5 billion. The remaining $12.1 billion of net par outstanding on insured derivatives as of June 30, 2010 primarily related to insured “interest rate” and “inflation-linked” swaps for which the Company has insured counterparty credit risk.

Most of MBIA’s insured CDS contracts require that MBIA make payments for losses of the principal outstanding under the contracts when losses on the underlying referenced collateral exceed a predetermined deductible. MBIA’s net par outstanding and maximum payment obligation under these contracts as of June 30, 2010 was $74.6 billion. The underlying referenced collateral for contracts executed in this manner largely consist of investment grade corporate debt, structured commercial mortgage-backed securities (“CMBS”) pools and, to a lesser extent, corporate and multi-sector CDOs (in CDO-squared transactions). MBIA’s multi-sector and CDO-squared transactions contain substantial RMBS-related collateral. As of June 30, 2010, MBIA also had $23.8 billion of net par outstanding on insured CDS contracts that require MBIA to make timely interest and ultimate principal payments.

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

MBIA’s insured CDS contracts do not contain typical CDS market standard features as they have been designed to replicate the Company’s financial guarantee insurance policies. At inception of the transactions, the Company’s insured CDS contracts provided protection on pools of securities or CDSs with either a stated deductible or subordination beneath the MBIA-insured tranche. The Company is not required to post collateral in any circumstance. Payment by MBIA under an insured CDS is due after the aggregate amount of losses on the underlying reference obligations, based on actual losses as determined pursuant to the settlement procedure in each transaction, exceed the deductible or subordination in the transaction. Once such losses exceed the deductible or the subordination, the transactions are structured with the intention that MBIA is generally obligated to pay the losses, net of recoveries, if any, on any subsequent reference obligations that default. Some contracts also provide for further deferrals of payment at the Company’s option. In the event of MBIA Corp.’s failure to pay a claim under the insured CDS or the insolvency of MBIA, the insured CDS contract provides that the counterparty can terminate the CDS and make a claim for the amount due, which would be based on the fair value of the insured CDS at such time. An additional difference between the Company’s CDS and typical market standard contracts is that the Company’s contract, like its financial guarantee contracts, generally cannot be accelerated by the counterparty in the ordinary course of business but only upon the occurrence of certain events including the failure of LaCrosse to make a payment due under the CDS or the bankruptcy of MBIA Corp. or MBIA UK Insurance Ltd. (“MBIA UK”), our UK subsidiary that also insured certain CDS contracts entered into by LaCrosse. Similar to the Company’s financial guarantee insurance, all insured CDS policies are unconditional and irrevocable and the Company’s obligations thereunder cannot be transferred unless the transferees are also licensed to write financial guarantee insurance policies. Since insured CDS contracts are accounted for as derivatives under relevant accounting guidance for derivative instruments and hedging activities, the Company did not defer the charges associated with underwriting the CDS policies and they were expensed at origination.

MBIA had transferred some of the risk of loss on insured CDS transactions using reinsurance to other financial guarantee insurance and reinsurance companies. The fair value of the transfer under the reinsurance contract with the reinsurers is accounted for as a derivative asset. These derivative assets are valued consistently with the Company’s valuation policies.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Valuation Models Used

Approximately 65% of the balance sheet fair value of insured credit derivatives as of June 30, 2010 is valued using the BET model, which is a probabilistic approach to calculating expected loss on the Company’s exposure based on market variables for underlying referenced collateral. During the third quarter of 2009 the Company changed the model it used to estimate the fair value of most of its insured multi-sector CDOs. Beginning with the third quarter of 2009, the Company valued these transactions using an internally-developed valuation model, referred to as the “Direct Price Model.” Approximately 34% of the balance sheet fair value of insured credit derivatives as of June 30, 2010 was valued using the Direct Price Model.

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

The BET model simulates what a bond insurer would charge to guarantee a transaction at the measurement date, based on the market-implied default risk of the underlying collateral and the remaining structural protection in a deductible or subordination. This approach assumes that bond insurers would be willing to accept these contracts from the Company at a price equal to what they could issue them for in the current market. While the premium charged by financial guarantors is not a direct input into the Company’s model, the model estimates such premium and this premium increases as the probability of loss increases, driven by various factors including rising credit spreads, negative credit migration, lower recovery rates, lower diversity score and erosion of deductible or subordination.

There are three steps within BET modeling to arrive at fair value for a structured transaction: pool loss estimation, loss allocation to separate tranches of the capital structure and calculation of the change in value.

•	The aggregated collateral loss estimation is calculated by reference to the following (described in further detail under “BET Model Inputs” below):

•	credit spreads of the underlying collateral. This is based on actual spreads or spreads on similar collateral with similar ratings, or in some cases is benchmarked;

•	diversity score of the collateral pool as an indication of correlation of collateral defaults; and

•	recovery rate for all defaulted collateral.

•	Losses are allocated to specific tranches of the transaction according to their subordination level within the capital structure.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

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

2. Model Strengths and Weaknesses

The primary strengths of the BET model are:

•

The model takes account of transaction structure and key drivers of market value. The transaction structure includes par insured, weighted-average life, level of deductible or subordination (if any) and composition of collateral.

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

The primary weaknesses of the BET model are:

•

There is no market in which to test and verify the fair values generated by this model, and as of June 30, 2010, some of the model inputs were also either unobservable or derived from illiquid markets, adversely impacting their reliability.

•

The BET model requires an input for collateral spreads. However, some securities are quoted only in price terms. For securities that trade substantially below par, the calculation of spreads from price to spread can be subjective.

•

Results may be affected by averaging of spreads and use of a single diversity factor, rather than using specific spreads for each piece of underlying collateral and collateral-specific correlation assumptions.

3. BET Model Inputs

Specific detail regarding these model inputs are listed below:

a. Credit spreads

The average spread of collateral is a key input as the Company assumes credit spreads reflect the market’s assessment of default probability for each piece of collateral. Spreads are obtained from market data sources published by third parties (e.g., dealer spread tables for assets most closely resembling collateral within the Company’s transactions) as well as collateral-specific spreads on the underlying reference obligations provided by trustees or market sources. Also, when these sources are not available, the Company benchmarks spreads for collateral against market spreads, including in some cases, assumed relationships between the two spreads. This data is reviewed on an ongoing basis for reasonableness and applicability to the Company’s derivative portfolio. The Company also calculates spreads based on quoted prices and on internal assumptions about expected life, when pricing information is available and spread information is not.

The actual calculation of pool average spread varies depending on whether the Company is able to use collateral-specific credit spreads or generic spreads as an input.

•

If collateral-specific spreads are available, the spread for each individual piece of collateral is identified and a weighted average is calculated by weighting each spread by the corresponding par exposure.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

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

As of June 30, 2010, sector-specific spreads were used in 11% of the transactions valued using the BET model. Corporate spreads were used in 32% of the transactions and spreads benchmarked from the most relevant spread source were used for 57% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy. For example, for some transactions MBIA used actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. The spread source can also be identified by whether or not it is based on collateral WARF. No Level 1 spreads are based on WARF, all Level 2 and 3 spreads are based on WARF and some Level 4 spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spread was used for 85% of the transactions.

Over time the data inputs change as new sources become available, existing sources are discontinued or are no longer considered to be reliable or the most appropriate. It is always the Company’s objective to move to higher levels on the hierarchy, but the Company sometimes moves to lower priority inputs because of discontinued data sources or because the Company considers higher priority inputs no longer representative of market spreads

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

b. Diversity Scores

The diversity score is a measure to estimate the diversification in a portfolio. The diversity score estimates the number of uncorrelated assets that are assumed to have the same loss distribution as the actual portfolio of correlated assets. For example, if a portfolio of 100 assets had a diversity score of 50, this means that the 100 correlated assets are assumed to have the same loss distribution as 50 uncorrelated assets. A lower diversity score represents higher assumed correlation, increasing the chances of a large number of defaults, and thereby increasing the risk of loss in the senior tranche. A lower diversity score will generally have a negative impact on the valuation for the Company’s senior tranche. The calculation methodology for a diversity score includes the extent to which a portfolio is diversified by industry or asset class, which is either calculated internally or reported by the trustee on a regular basis. Diversity scores are calculated at transaction origination, and adjusted as the collateral pool changes over time. MBIA’s internal modeling of the diversity score is based on Moody’s methodology.

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

d. Input Adjustments for Insured CMBS Derivatives in the Current Market

Current Commercial Mortgage-Backed Index Input Adjustment

Approximately $44.5 billion gross par of MBIA’s insured derivative transactions as of June 30, 2010 include substantial amounts of CMBS and commercial mortgage collateral. Since commercial mortgage backed index (“CMBX”) is now quoted in price terms and the BET model requires a spread input, it is necessary to convert CMBX prices to spreads. To do this, the Company assumed that a portion of the CMBX price reflected market illiquidity. The company assumed this illiquidity component was the difference between par and the price of the highest priced CMBX triple-A series. As of June 30, 2010 the highest priced triple-A CMBX index was series 1 and its price was $92.98 corresponding to an illiquidity premium of 7.02%. The Company assumed that the price of each CMBX index has two components: an illiquidity component and a loss component. So the market implied losses were assumed to be the difference of par less the liquidity adjusted price. These loss estimates were converted to spreads using an internal estimate of duration. The illiquidity premium was also converted to a spread using the same approach and the CMBX spread was calculated as the sum of those two numbers.

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

f. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk and the nonperformance risk of its reinsurers. The Company calculates the fair value by discounting the market value loss estimated through the BET model at discount rates which include MBIA Corp.’s and the reinsurers’ CDS spreads (or an estimate if there is not a traded CDS contract referencing a reinsurer) as of June 30, 2010. Prior to the second quarter of 2009, MBIA used the 5-year CDS spread on MBIA Corp. to calculate nonperformance risk. This assumption was compatible with the average life of the CDS portfolio, which was approximately 5 years. In the second quarter of 2009, the Company refined this approach to include a full term structure for CDS spreads. Under the refined approach, the CDS spreads assigned to each deal are based on the weighted average life of the deal.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Overall Model Results

As of June 30, 2010, the Company’s net insured derivative liability of $4.4 billion comprised the fair values of insured derivatives included in “Derivative assets” and “Derivative liabilities” on its consolidated balance sheet of $681 million and $5.1 billion, respectively, based on the results of the aforementioned pricing models. In the current environment the most significant driver of changes in fair value is nonperformance risk. In aggregate, the nonperformance calculation results in a pre-tax net insured derivative liability which is $14.1 billion lower than the net liability that would have been estimated if the Company did not include nonperformance risk in its valuation. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of the Company’s economic condition, that the Company will be able to pay all claims when due.

The Company reviews the model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads are observable for similar transactions, those spreads are an integral part of the analysis. For example, new insured transactions that resemble existing (previously insured) transactions would be considered, as would negotiated settlements of existing transactions. This data has been scarce or non-existent in recent periods, but MBIA Corp. did negotiate settlements of three insured CDS transactions in July 2010. In assessing the reasonableness of the fair value estimate for insured CDS, the Company considered the executed prices for those transactions as well as a review of internal consistency with MBIA’s methodology.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following fair value hierarchy tables present information about the Company’s assets (including short-term investments) and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of June 30, 2010
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$616	$95	$-	$-	$711
Foreign governments	397	89	12	-	498
Corporate obligations	-	2,089	311	-	2,400
Mortgage-backed securities
Residential mortgage-backed agency	-	1,516	-	-	1,516
Residential mortgage-backed non-agency	-	453	30	-	483
Commercial mortgage-backed	-	98	22	-	120
Asset-backed securities
Collateralized debt obligations	-	288	111	-	399
Other asset-backed	-	450	382	-	832

Total	1,013	5,078	868	-	6,959
State and municipal bonds
Tax-exempt bonds	-	2,840	38	-	2,878
Taxable bonds	-	712	-	-	712

Total state and municipal bonds	-	3,552	38	-	3,590
Other fixed-maturity investments
Perpetual preferred securities	-	44	-	-	44
Other investments	11	19	-	-	30
Money market securities	1,201	-	-	-	1,201

Total other investments	1,212	63	-	-	1,275

Total fixed-maturity securities held as available-for-sale and held as trading:	2,225	8,693	906	-	11,824
Other investments:
Perpetual preferred securities	-	157	85	-	242
Other investments	15	1	-	-	16

Total other investments	15	158	85	-	258
Derivative assets
Credit derivatives	-	8	668	-	676
Interest rate derivatives	-	87	7	-	94
Currency derivatives	-	35	12	-	47
Other	-	-	-	(113)	(113)

Total derivative assets	-	130	687	(113)	704

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Assets of consolidated VIEs:
U.S. Treasury and government agency	3	1	-	-	4
Corporate obligations	4	190	129	-	323
Mortgage-backed securities
Residential mortgage-backed agency	-	32	-	-	32
Residential mortgage-backed non-agency	-	2,725	53	-	2,778
Commercial mortgage-backed	-	786	257	-	1,043
Asset-backed securities
Collateralized debt obligations	-	496	327	-	823
Other asset backed	-	232	153	-	385
State and municipal taxable bonds	-	3	-	-	3

Total fixed maturity securities at fair value	7	4,465	919	-	5,391
Loans receivable	-	-	2,608	-	2,608
Loan repurchase commitments	-	-	792	-	792
Derivative assets
Interest rate derivatives	-	12	-	-	12

Total assets	$2,247	$13,458	$5,997	$(113)	$21,589

Liabilities:
Medium-term notes	$-	$-	$109	$-	$109
Derivative liabilities
Credit derivatives	-	30	5,081	-	5,111
Interest rate derivatives	-	372	-	-	372
Currency derivatives	-	31	5	-	36
Other	-	-	-	(114)	(114)
Other Liabilities:
Warrants	-	46	-	-	46
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,894	5,045	-	6,939
Derivative liabilities
Credit derivatives	-	-	370	-	370
Interest rate derivatives	-	686	-	-	686
Currency derivatives	-	-	-	-	-
Other	-	-	-	-	-

Total liabilities	$-	$3,059	$10,610	$(114)	$13,555

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2009
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$602	$87	$6	$-	$695
Foreign governments	470	104	12	-	586
Corporate obligations	-	1,945	281	-	2,226
Mortgage-backed securities
Residential mortgage-backed agency	-	1,588	48	-	1,636
Residential mortgage-backed non-agency	-	507	64	-	571
Commercial mortgage-backed	-	56	27	-	83
Asset-backed securities
Collateralized debt obligations	-	164	245	-	409
Other asset-backed	-	691	394	-	1,085

Total	1,072	5,142	1,077	-	7,291
State and municipal bonds
Tax-exempt bonds	-	2,765	50	-	2,815
Taxable bonds	-	707	-	-	707

Total state and municipal bonds	-	3,472	50	-	3,522

Total fixed-maturity investments	1,072	8,614	1,127	-	10,813
Other fixed-maturity investments:
Perpetual preferred securities	-	40		-	40
Other investments		21	19	-	40
Money market securities	1,682	-	-	-	1,682

Total other fixed-maturity investments	1,682	61	19	-	1,762

Total fixed-maturity investments held as available-for-sale and held as trading	2,754	8,675	1,146	-	12,575
Other investments:
Perpetual preferred securities	-	160	77	-	237
Other investments	15	-	-	-	15
Total other investments	15	160	77	-	252
Derivative assets	-	208	771	(113)	866

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Assets of consolidated VIEs:
Corporate obligations	8	120	-	-	128
Mortgage-backed securities
Residential mortgage-backed non-agency	-	111	166	-	277
Commercial mortgage-backed	-	-	3	-	3
Asset-backed securities
Collateralized debt obligations	-	-	43	-	43
Other asset backed	-	-	193	-	193

Total assets	$2,777	$9,274	$2,399	$(113)	$14,337

Liabilities:
Medium-term notes	$-	$-	$110	$-	$110
Derivative liabilities	-	310	4,561	(277)	4,594
Other Liabilities:
Warrants	-	28	-	-	28
Liabilities of consolidated VIEs:
Derivative liabilities	-	9	-	-	9

Total liabilities	$-	$347	$4,671	$(277)	$4,741

Level 3 Analysis

Level 3 assets were $6.0 billion and $2.4 billion as of June 30, 2010 and December 31, 2009, respectively, and represented approximately 28% and 17% of total assets measured at fair value, respectively. Level 3 liabilities were $10.6 billion and $4.7 billion as of June 30, 2010 and December 31, 2009, respectively, and represented approximately 78% and 99% of total liabilities measured at fair value, respectively. The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2010 and 2009:

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2010

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held at June 30, 2010
Assets:

Foreign governments	$13	$-	$-	$-	$(1)	$-	$-	$-	$12	$-
Corporate obligations	320	(1)	-	10	(3)	(14)	11	(12)	311	-
Residential mortgage-backed agency	46	-	-	1	-	(2)	-	(45)	-	-
Residential mortgage-backed non-agency	66	-	-	5	-	(4)	3	(40)	30	-

Commercial mortgage-backed	25	-	-	1	(1)	(3)	-	-	22	-

Collateralized debt obligations	202	(5)	-	21	-	(9)	-	(98)	111	-
Other asset-backed	434	-	-	(8)	-	(43)	5	(6)	382	-
State and municipal tax-exempt bonds	44	-	-	1	-	(7)	-	-	38	-
Perpetual preferred securities	83	-	-	2	-	-	-	-	85	-
Assets of consolidated VIEs:						-
Corporate obligations	81	-	76	-	-	(20)	-	(8)	129	-
Residential mortgage-backed non-agency	82	-	(252)	2	-	(4)	274	(49)	53	-

Commercial mortgage-backed	97	-	218	-	-	-	1	(59)	257	-

Collateralized debt obligations	326	-	(26)	-	-	-	40	(13)	327	-
Other asset-backed	146	-	7	-	-	-	2	(2)	153	-
Loans receivable	2,434	-	214	-	(40)		-	-	2,608	-
Loan repurchase commitments	715	-	-	-	-	77	-	-	792	-

Total assets	$5,114	$(6)	$237	$35	$(45)	$(29)	$336	$(332)	$5,310	$-

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Period	Realized (Gains)/ Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held at June 30, 2010
Liabilities:
Medium-term notes	$118	$-	$2	$-	$(11)	$-	$-	$-	$109	$2
Credit derivative, net	5,950	90	(1,536)	-	-	(91)	-	-	4,413	(1,546)
Interest derivative, net	(5)	-	(2)	-	-	-	-	-	(7)	2
Currency derivative, net	(11)	-	6	-	(2)	-	-	-	(7)	(3)
Liabilities of consolidated VIEs:										-
VIE notes	5,339	-	119	-	(12)	(401)	-	-	5,045	-
Derivative contracts, net	349	-	21	-	-	-	-	-	370	21

Total liabilities	$11,740	$90	$(1,390)	$-	$(25)	$(492)	$-	$-	$9,923	$(1,524)

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2009

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held at June 30, 2009
Assets:
U.S. Treasury and government agency	$6	$-	$-	$-	$-	$-	$-	$6	$-
Foreign governments	51	-	-	(3)	2	1	19	70	-
Corporate obligations	432	-	-	(2)	1	(19)	(41)	371	-
Residential mortgage-backed agency	154	-	-	2	-	(8)	(50)	98	-
Residential mortgage-backed non-agency	161	-	-	20	1	(12)	(53)	117	-

Commercial mortgage-backed	33	-	-	3	1	(3)	-	34	-

Collateralized debt obligations	396	(64)	-	75	1	(24)	-	384	-
Other asset-backed	389	-	-	38	-	(25)	(13)	389	-
State and municipal tax-exempt bonds	78	-	-	-	-	(4)	-	74	-
State and municipal taxable bonds	46	-	-	(2)	-	-	-	44	-
Perpetual preferred securities	35	-	-	9	-	-	-	44	-
Other investments	39	-	-	-	-	(14)	-	25	-
Residential mortgage-backed non-agency	213			(78)				135
Commercial mortgage-backed	-	-	-	3	-	-	-	3	-

Collateralized debt obligations	49	-	-	(20)	-	-	-	29	-
Other asset-backed	330	-	-	(158)	-	-	-	172	-

Total assets	$2,412	$(64)	$-	$(113)	$6	$(108)	$(138)	$1,995	$-

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held at June 30, 2009
Liabilities:
Medium-term notes	$106	$-	$-	$9	$7	$-	$-	$122	$-
Credit Derivatives, net	3,848	(61)	(400)	-	8	(2)	(2)	3,391	(140)

Total liabilities	$3,954	$(61)	$(400)	$9	$15	$(2)	$(2)	$3,513	$(140)

(1)	- Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $336 million and $332 million, respectively, for the three months ended June 30, 2010. Transfers into and out of Level 2 were $332 million and $336 million, respectively, for the three months ended June 30, 2010. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. RMBS non-agency, CDOs, RMBS agency and CMBS comprised the majority of the transferred instruments. There were no transfers in or out of Level 1. For the three months ended June 30, 2010, the net unrealized gains related to the transfers into Level 3 was $647 thousand and the net unrealized gains related to the transfers out of Level 3 was $32 million.

Transfers into and out of Level 3 were $43 million and $179 million, respectively, for the three months ended June 30, 2009. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. RMBSs and corporate obligations comprised the majority of the transferred instruments. For the three months ended June 30, 2009, the net unrealized gains related to the transfers into Level 3 was $100 thousand and the net unrealized gains related to the transfers out of Level 3 was $17 million.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2010 and 2009:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2010

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held at June 30, 2010
Assets:
U.S. Treasury and government agency	$6	$-	$-	$-	$-	$(6)	$-	$-	$-	$-
Foreign governments	12	-	-	-	-	-	-	-	12	-
Corporate obligations	281	(1)	-	32	(5)	(15)	41	(22)	311	-
Residential mortgage-backed agency	48	-	-	2	-	(5)	-	(45)	-	-
Residential mortgage-backed non-agency	64	(3)	-	32	-	(21)	3	(45)	30	-

Commercial mortgage-backed	28	-	-	1	(2)	(5)	-	-	22	-

Collateralized debt obligations	230	(12)	-	62	-	(63)	16	(122)	111	-
Other asset-backed	487	-	-	(25)	-	(77)	13	(16)	382	-
State and municipal tax-exempt bonds	50	-	-	1	-	(13)	-	-	38	-
Perpetual preferred securities	77	-	-	9	-	(1)	-	-	85	-
Other investments	19	-	-	-	-	(19)	-	-	-	-
Assets of consolidated VIEs:
Corporate obligations	-	-	76	-	-	61	-	(8)	129	-
Residential mortgage-backed non-agency	166	(1)	(253)	3	-	(91)	281	(52)	53	-

Commercial mortgage-backed	3	-	218	-	-	94	1	(59)	257	-

Collateralized debt obligations	55	-	(27)	-	-	272	40	(13)	327	-
Other asset-backed	99	-	7	-	-	47	2	(2)	153	-
Loans receivable	-	-	195	-	(21)	2,434	-	-	2,608	-
Loan repurchase commitments	-	-	-	-	-	792	-	-	792	-

Total assets	$1,625	$(17)	$216	$117	$(28)	$3,384	$397	$(384)	$5,310	$-

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held at June 30, 2010
Liabilities:
Medium-term notes	$110	$-	$16	$-	$(17)	$-	$-	$-	$109	$16
Credit derivative, net	3,799	153	674	-	-	(213)	-	-	4,413	677
Interest derivative, net	(6)	(8)	3	-	4	-	-	-	(7)	6
Currency derivative, net	(3)	-	(4)	-	(2)	-	-	-	(7)	(12)
Liabilities of consolidated VIEs:
VIE notes	-	-	134	-	(6)	4,917	-	-	5,045	-
Derivative contracts, net	-	-	2	-	-	368	-	-	370	3

Total liabilities	$3,900	$145	$827	$-	$(19)	$5,073	$-	$-	$9,923	$690

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months

Ended June 30, 2009

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held at June 30, 2009
Assets:

U.S. Treasury and government agency	$32	$1	$-	$(1)	$-	$(26)	$-	$6	$-
Foreign governments	129	-	-	(4)	(2)	(16)	(37)	70	-
Corporate obligations	586	-	-	(42)	(3)	(47)	(123)	371	-
Residential mortgage-backed agency	156	-	-	11	-	(19)	(50)	98	-
Residential mortgage-backed non-agency	184	(27)	-	52		(24)	(68)	117	-

Commercial mortgage-backed	37	(1)	-	2		(4)	-	34	-

Collateralized debt obligations	502	(125)	-	74	-	(67)	-	384	-
Other asset-backed	540	(9)	-	(46)	-	(88)	(8)	389	-
State and municipal tax-exempt bonds	49	-	-	(1)	-	26	-	74	-
State and municipal taxable bonds	46	-	-	(2)	-	-	-	44	-
Perpetual preferred securities	45	-	-	-	-	(1)	-	44	-
Other investments	58	-	-	-	-	(33)	-	25	-
Assets of consolidated VIEs:
Residential mortgage-backed non-agency	213	-	-	(78)	-	-	-	135	-

Commercial mortgage-backed	-	-	-	3	-	-	-	3	-

Collateralized debt obligations	51	-	-	(22)	-	-	-	29	-
Other asset-backed	368	-	-	(196)	-	-	-	172	-

Total assets	$2,996	$(161)	$-	$(250)	$(5)	$(299)	$(286)	$1,995	$-

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held at June 30, 2009
Liabilities:
Medium-term notes	$176	$-	$-	$(52)	$(2)	$-	$-	$122	$-
Credit Derivatives, net	5,498	(90)	(2,018)	2	(8)	27	(20)	3,391	(1,786)

Total liabilities	$5,674	$(90)	$(2,018)	$(50)	$(10)	$27	$(20)	$3,513	$(1,786)

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $397 million and $384 million, respectively, for the six months ended June 30, 2010. Transfers into and out of Level 2 were $384 million and $397 million, respectively, for the six months ended June 30, 2010. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. RMBS non agency, CDOs, RMBS agency and CMBS comprised the majority of the transferred instruments. There were no transfers in or out of Level 1. For the six months ended June 30, 2010, the net unrealized gains related to the transfers into Level 3 was $2 million and the net unrealized gains related to the transfers out of Level 3 was $44 million.

Transfers into and out of Level 3 were $57 million and $323 million, respectively, for the six months ended June 30, 2009. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations, RMBS and foreign governments comprised the majority of the transferred instruments. For the six months ended June 30, 2009, the net unrealized gains related to the transfers into Level 3 was $15 million and the net unrealized gains related to the transfers out of Level 3 was $31 million.

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the three months ended June 30, 2010 and 2009 are reported on the consolidated statements of operations as follows:

	June 30, 2010
				Consolidated VIEs

In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$1,536	$(90)	$(5)	$(1)	$(21)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held at June 30, 2010	$1,539	$-	$8	$-	$(21)

	June 30, 2009
				Consolidated VIEs

In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$424	$(3)	$(11)	$-	$-

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held at June 30, 2009	$164	$-	$(32)	$-	$-

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the six months ended June 30, 2010 and 2009 are reported on the consolidated statements of operations as follows:

	June 30, 2010
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(674)	$(145)	$(1)	$(1)	$(3)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held at June 30, 2010	$(691)	$-	$20	$-	$(3)

	June 30, 2009
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$2,052	$(251)	$(21)	$-	$-

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held at June 30, 2009	$1,793	$-	$(6)	$-	$-

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the changes in fair value included in the Company’s consolidated income statement for the three and six months ended June 30, 2010 for all financial instruments for which the fair value option was elected.

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
In millions	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Total Changes in Fair Value	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Total Changes in Fair Value
Fixed-maturity securities held at fair value	$231	$-	$231	$247	$21	$269
Loans receivable at fair value:
Residential mortgage loans	130	-	130	368	220	588
Other loans	44	-	44	18	-	18
Loan repurchase commitments	77	-	77	293	63	356
Other assets	(2)	-	(2)	(2)	159	158
Long-term debt	(123)	-	(123)	(424)	(333)	(757)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2010 for loans and long-term debt for which the fair value option has been elected.

	As of June 30, 2010

In millions	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$3,568	$1,855	$1,713
Residential mortgage loans (90 days or more past due)	152	-	152
Other loans	1,686	217	1,469
Other loans (90 days or more past due)	1,108	536	572

Total loans receivable at fair value	$6,514	$2,608	$3,906

Long-term debt	$24,296	$6,939	$17,357

Substantially all gains and losses on the loans receivable and the long-term debt included in earnings during the period are attributable to changes in credit risk. This is primarily due to the high rate of defaults on loans in the investment portfolio and on the collateral backing the long-term debt, resulting in depressed pricing of the financial instruments.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 7: Investments

The Company’s fixed-maturity portfolio consists of high-quality (average rating double-A) taxable and tax-exempt investments of diversified maturities. Other investments primarily comprise equity investments, including those accounted for under the equity method and highly rated perpetual securities that bear interest and are callable by the issuer. The following tables present the amortized cost, fair value and other-than-temporary impairments of available-for-sale fixed-maturity and other investments included in the consolidated investment portfolio of the Company as of June 30, 2010 and December 31, 2009:

	June 30, 2010

In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$736	$19	$-	$755	$-
Foreign governments	476	22	-	498	-
Corporate obligations	2,467	51	(156)	2,362	-
Mortgage-backed securities:
Residential mortgage-backed agency	1,446	71	(1)	1,516	-
Residential mortgage-backed non-agency	656	35	(208)	483	(163)
Commercial mortgage-backed	115	10	(5)	120	-
Asset-backed securities:
Collateralized debt obligations	599	2	(202)	399	(94)
Other asset-backed	998	2	(168)	832	-

Total	7,493	212	(740)	6,965	(257)
State and municipal bonds:
Tax-exempt bonds	2,859	41	(22)	2,878	-
Taxable bonds	707	18	(23)	702	-

Total state and municipal bonds	3,566	59	(45)	3,580	-

Total fixed-maturity investments	11,059	271	(785)	10,545	(257)
Other investments:
Perpetual preferred securities	324	3	(41)	286	-
Other investments	34	1	-	35	-
Money market securities	1,201	-	-	1,201	-

Total other investments	1,559	4	(41)	1,522	-

Total available-for-sale investments	$12,618	$275	$(826)	$12,067	$(257)

(1) - Represents the amount of other-than-temporary losses recognized in accumulated other comprehensive income (loss) since the adoption of the accounting guidance for other-than-temporary impairments.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

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

Fixed-maturity investments carried at fair value of $16 million as of June 30, 2010 and December 31, 2009 were on deposit with various regulatory authorities to comply with insurance laws.

The Company held fixed-maturity securities at fair value of $5.4 billion as of June 30, 2010, primarily through consolidated VIEs. As of December 31, 2009, MBIA Corp. held fixed-maturity trading securities with a fair value of $128 million through a consolidated VIE.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

A portion of the obligations under investment agreements require the Company to pledge securities as collateral. As of June 30, 2010 and December 31, 2009, the fair value of securities pledged as collateral with respect to these obligations approximated $2.7 billion and $2.6 billion, respectively. Additionally, the Company pledged cash in the amount of $182 million and $315 million as of June 30, 2010 and December 31, 2009, respectively.

The following table presents the distribution by contractual maturity of available-for-sale fixed-maturity investments at amortized cost and fair value as of June 30, 2010. Contractual maturity may differ from expected maturity because borrowers may have the right to call or prepay obligations.

In millions	Amortized Cost	Fair Value
Due in one year or less	$1,120	$1,125
Due after one year through five years	1,384	1,405
Due after five years through ten years	851	841
Due after ten years through fifteen years	607	613
Due after fifteen years	3,283	3,211
Mortgage-backed	2,217	2,119
Asset-backed	1,597	1,231

Total fixed-maturity investments	$11,059	$10,545

Investments that are held-to-maturity are reported on the Company’s consolidated balance sheets at amortized cost. These investments, which relate to the Company’s conduit segment and consolidated VIEs, primarily consist of ABS and loans issued by major national and international corporations and other structured finance clients. As of June 30, 2010, the amortized cost and fair value of held-to-maturity investments totaled $4.7 billion and $4.3 billion, respectively. Unrecognized gross gains were $2 million and unrecognized gross losses were $416 million. As of December 31, 2009, the amortized cost and fair value of held-to-maturity investments totaled $3.1 billion and $2.8 billion, respectively. Unrecognized gross gains were $8 million and unrecognized gross losses were $339 million. The following table presents the distribution of held-to-maturity investments by contractual maturity at amortized cost and fair value as of June 30, 2010:

			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$124	$124
Due after one year through five years	1	1	-	-
Due after five years through ten years	1	1	-	-
Due after ten years through fifteen years	-	-	-	-
Due after fifteen years	-	-	2,840	2,520
Mortgage-backed	-	-	-	-
Asset-backed	-	-	1,732	1,638

Total held-to-maturity investments(1)	$2	$2	$4,696	$4,282

(1) - Includes $2 million related to tax credit investments reported in “Other investments” on the balance sheet.

As of June 30, 2010 and December 31, 2009, the Company recorded net unrealized losses of $551 million and $1.4 billion, respectively, on available-for-sale fixed-maturity and other investments, which included $826 million and $1.6 billion, respectively, of gross unrealized losses. The following tables present the gross unrealized losses included in accumulated other comprehensive income (loss) as of June 30, 2010 and December 31, 2009 related to available-for-sale fixed-maturity and other investments. These tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	June 30, 2010
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$58	$-	$-	$-	$58	$-
Foreign governments	69	-	3	-	72	-
Corporate obligations	102	(15)	950	(141)	1,052	(156)
Mortgage-backed securities:
Residential mortgage-backed agency	46	-	69	(1)	115	(1)
Residential mortgage-backed non-agency	33	(13)	356	(195)	389	(208)
Commercial mortgage-backed	1	-	30	(5)	31	(5)
Asset-backed securities:
Collateralized debt obligations	15	(2)	370	(200)	385	(202)
Other asset-backed	88	(1)	580	(167)	668	(168)

Total	412	(31)	2,358	(709)	2,770	(740)
State and municipal bonds:
Tax-exempt bonds	612	(7)	323	(15)	935	(22)
Taxable bonds	44	(2)	215	(21)	259	(23)

Total state and municipal bonds	656	(9)	538	(36)	1,194	(45)
Total fixed-maturity investments	1,068	(40)	2,896	(745)	3,964	(785)
Other investments:
Perpetual preferred securities	15	-	258	(41)	273	(41)
Other investments	-	-	4	-	4	-

Total other investments	15	-	262	(41)	277	(41)

Total	$1,083	$(40)	$3,158	$(786)	$4,241	$(826)

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following tables present the gross unrealized losses of held-to-maturity investments as of June 30, 2010 and December 31, 2009. Held-to-maturity investments are reported at amortized cost on the Company’s consolidated balance sheets. The tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	June 30, 2010
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Corporate	$1,511	$(229)	$1,009	$(91)	$2,520	$(320)
Mortgage and other asset-backed securities	183	(1)	1,303	(95)	1,486	(96)

Total	$1,694	$(230)	$2,312	$(186)	$4,006	$(416)

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Corporate	$1,046	$(54)	$—	$—	$1,046	$(54)
Mortgage and other asset-backed securities	1,149	(261)	99	(24)	1,248	(285)

Total	$2,195	$(315)	$99	$(24)	$2,294	$(339)

As of June 30, 2010 and December 31, 2009, the Company’s available-for-sale fixed-maturity, equity and held-to-maturity investment portfolios’ gross unrealized losses totaled $1.2 billion and $1.9 billion, respectively. The weighted average contractual maturity of securities in an unrealized loss position as of June 30, 2010 and December 31, 2009 was 20 years and 19 years, respectively. As of June 30, 2010, there were 536 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $972 million. Within the 536 securities, the book value of 353 securities exceeded market value by more than 5% as presented in the following table:

Percentage Book Value Exceeded Market Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
5% to 15%	142	$2,556	$2,506
16% to 25%	64	805	649
26% to 50%	84	670	510
Greater than 50%	63	422	141

Total	353	$4,453	$3,806

As of December 31, 2009, there were 619 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $1.3 billion. Within the 619 securities, the book value of 497 securities exceeded market value by more than 5%.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

MBIA has evaluated whether the unrealized losses in its investment portfolios were other-than-temporary considering the circumstances that gave rise to the unrealized losses, and whether MBIA has the intent to sell the securities or more likely than not will be required to sell the securities before their anticipated recovery. Based on its evaluation, the Company realized other-than-temporary impairments of $13 million and $43 million primarily related to RMBS and CDOs for the three and six months ended June 30, 2010. MBIA determined that the unrealized losses on the remaining securities were temporary in nature because its impairment analysis, including projected future cash flows, indicated that the Company would be able to recover the amortized cost of impaired assets. The Company also concluded that it does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of June 30, 2010 that would require the sale of impaired securities. On a quarterly basis, MBIA will re-evaluate the unrealized losses in its investment portfolios and determine whether an impairment loss should be realized in current earnings. Refer to “Note 8: Investment Income and Gains and Losses” for information on realized losses due to other-than-temporary impairments.

Note 8: Investment Income and Gains and Losses

The following table includes total investment income from all operations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Gross investment income
Fixed-maturity	$98	$136	$210	$276
Held-to-maturity	2	2	4	5
Short-term investments	1	6	5	16
Other investments	6	8	11	15
Consolidated VIEs	13	29	29	59

Gross investment income	120	181	259	371
Investment expenses	-	2	2	3

Net investment income	120	179	257	368
Realized gains and losses
Fixed-maturity
Gains	6	32	35	93
Losses	(20)	(115)	(78)	(288)

Net	(14)	(83)	(43)	(195)
Other investments
Gains	-	-	-	2
Losses	-	(2)	(1)	(110)

Net	-	(2)	(1)	(108)
Consolidated VIEs
Gains	-	-	-	-
Losses	-	(6)	(74)	(40)

Net	-	(6)	(74)	(40)
Other
Gains	20	17	20	79
Losses	(1)	(9)	(1)	(15)

Net	19	8	19	64

Total net realized gains (losses)(1)	5	(83)	(99)	(279)

Total investment income	$125	$96	$158	$89

(1) - Includes losses from other-than-temporary impairments.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 8: Investment Income and Gains and Losses (continued)

Total investment income is generated as a result of the ongoing management of the Company’s investment portfolios. For the three and six months ended June 30, 2010, total investment income increased from the same period in 2009 primarily due to a reduction in total net realized losses.

For the three months ended June 30, 2010, net realized losses from fixed-maturity investments of $14 million included other-than-temporary impairments of $13 million primarily related to RMBS and collateralized debt obligations. For the six months ended June 30, 2010, net realized losses from fixed-maturity investments of $43 million included other-than-temporary impairments of $43 million primarily related to RMBS and collateralized debt obligations. For the three months ended June 30, 2009, net realized losses from fixed-maturity investments of $83 million included other-than-temporary impairments of $107 million primarily related to RMBS and CDOs. For the six months ended June 30, 2009, net realized losses from fixed-maturity investments of $195 million included other-than-temporary impairments of $199 million primarily related to RMBS and CDOs.

Net realized losses from other investments for the six months ended June 30, 2009 of $108 million included other-than-temporary impairments of $104 million related to perpetual equity securities.

Net realized losses from consolidated VIEs for the six months ended June 30, 2010 of $74 million was primarily related to the elimination of two financial guarantee contracts under the accounting guidance for the consolidation of VIEs. Refer to “Note 3: Recent Accounting Pronouncements” for further discussion. Net realized losses from consolidated VIEs for the three and six months ended June 30, 2009 of $6 million and $40 million, respectively, resulted from other-than-temporary impairments of RMBS and ABS.

Other realized gains for the three and six months ended June 30, 2010 of $19 million are primarily due to MBIA Corp. settlement gains resulting from a like-kind financial instrument exchange. Other net realized gains for the three and six months ended June 30, 2009 of $8 million and $64 million were primarily due to gains from swap terminations.

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

In millions	Three Months Ended June 30,		Six Months Ended June 30,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2010	2009	2010	2009
Beginning Balance	$269	$-	$389	$-
Credit losses recognized in retained earnings related to the adoption of accounting principles effective April 1, 2009(1)	-	226	-	226
Accounting Transition Adjustment(2)	-	-	(148)	-
Additions for credit loss impairments recognized in the current period on securities not previously impaired	4	114	23	114
Additions for credit loss impairments recognized in the current period on securities previously impaired	6	-	17	-
Reductions for credit loss impairments previously recognized on securities sold during the period	(10)	-	(10)	-
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period(3)	(4)	-	(4)	-
Reductions for increases in cash flows expected to be collected over the remaining life of the security	-	-	(1)	-

Ending Balance	$265	$340	$265	$340

(1) - Reflects the adoption of the principles for recognition and presentation of other-than-temporary impairments as described in “Note 3: Recent Accounting Pronouncements.”

(2) - Reflects the adoption of the accounting principles for the consolidation of VIEs.

(3) - Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 8: Investment Income and Gains and Losses (continued)

For ABS (e.g., RMBSs and CDOs), the Company estimated expected future cash flows of each security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for each significant class of ABS for the six months ended June 30, 2010.

Asset-backed Securities
Expected size of losses(1):
Range(2)	0.31% to 100.00%
Weighted average(3)	64.68%
Current subordination levels(4):
Range(2)	0.00% to 42.16%
Weighted average(3)	5.91%
Prepayment speed (annual CPR)(5):
Range(2)	0.00 to 51.77
Weighted average(3)	9.83

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

Net unrealized gains (losses), including the portion of other-than-temporary impairments included in other comprehensive loss, reported within shareholders’ equity consisted of:

In millions	As of June 30, 2010	As of December 31, 2009
Fixed-maturity:
Gains	$271	$187
Losses	(785)	(1,495)
Foreign exchange	(41)	(29)

Net(1)	(555)	(1,337)
Other investments:
Gains	4	3
Losses	(41)	(62)

Net	(37)	(59)

Total	(592)	(1,396)
Deferred income taxes provision (benefit)	(188)	(421)

Unrealized gains (losses), net	$(404)	$(975)

(1) - The balance at December 31, 2009 includes $237 million of net unrealized losses from consolidated VIEs.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 8: Investment Income and Gains and Losses (continued)

The change in net unrealized gains (losses) presented in the table above consisted of:

In millions	As of June 30, 2010	As of December 31, 2009
Fixed-maturity	$782	$940
Other investments	22	261

Total	804	1,201
Deferred income tax charged (credited)	233	446

Change in unrealized gains (losses), net	$571	$755

(1) - The six month change at June 30, 2010 included $266 million of net unrealized gains due to the transition adjustment for the adoption of the accounting principles for consolidation of VIEs.

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

U.S. Public Finance Insurance

The Company’s derivative exposure within its U.S. public finance insurance operations primarily consists of insured interest rate and inflation-linked swaps related to insured U.S. public finance debt issues. These derivatives do not qualify for the financial guarantee scope exception and, therefore, must be recorded at fair value on the Company’s balance sheet with the changes in fair value recorded in “Unrealized gains (losses) on insured derivatives”.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

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

Credit Derivatives Sold

The following table presents information about credit derivatives sold (insured) by the Company’s insurance operations that were outstanding as of June 30, 2010. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

In millions		Notional Value

Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	8.6 Years	$25,496	$19,075	$15,936	$16,533	$39,749	$116,789	$(5,065)
Non Insured credit default swaps-VIE	5.6 Years	-	-	-	-	1,251	1,251	(370)
Insured swaps	16.6 Years	-	495	5,416	4,713	1,390	12,014	(13)
All others	10.3 Years	-	-	272	-	37	309	(33)

Total notional		$25,496	$19,570	$21,624	$21,246	$42,427	$130,363

Total fair value		$(75)	$(165)	$(580)	$(590)	$(4,071)		$(5,481)

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

Referenced credit ratings assigned by MBIA to insured credit derivatives are derived by the Company’s surveillance group in conjunction with representatives from its new business and risk divisions. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDSs are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDSs. The maximum amount of future payments that MBIA may be required to make under these guarantees is $117.2 billion. This amount is net of $21.0 billion of insured derivatives ceded under reinsurance agreements and capital market transactions in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives. The maximum potential amount of future payments (undiscounted) on insured swaps, total return swaps and credit linked notes sold are estimated as the notional value of such contracts.

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

The following table presents information about credit derivatives sold by the Company’s asset/liability products business that were outstanding as of June 30, 2010. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Principal protection guarantees	0.1 Years	$6,757	$-	$-	$-	$-	$6,757	$-
Credit linked notes	9.2 Years	2	-	-	20	6	28	(15)
Non Insured credit default swaps	0.2 Years	-	-	30	-	-	30	-

Total notional		$6,759	$-	$30	$20	$6	$6,815

Total fair value		$-	$-	$(1)	$(12)	$(2)		$(15)

The following table presents information about credit derivatives sold by the Company’s asset/liability products business that were outstanding as of December 31, 2009. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Principal protection guarantees	0.1 Years	$5,880	$-	$-	$-	$-	$5,880	$-
Credit linked notes	1.6 Years	15	-	-	20	106	141	(32)
Non Insured credit default swaps	2.1 Years	-	95	30	-	-	125	(3)

Total notional		$5,895	$95	$30	$20	$106	$6,146

Total fair value		$(2)	$(2)	$-	$(17)	$(14)		$(35)

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The maximum potential amount of future payments (undiscounted) on derivatives presented in the preceding table are estimated as the notional value of such contracts.

Financial Statement Impact

The Company offsets the fair value amounts recognized for derivative contracts executed with the same counterparty under a master netting agreement under the accounting principles of right to offset.

As of June 30, 2010, the total fair value of the Company’s derivative assets, before counterparty netting, was $833 million and the total fair value of the Company’s derivative liabilities, before counterparty netting, was $6.6 billion. The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of June 30, 2010:

In millions
		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$412	Derivative assets	$26	Derivative liabilities	$(51)
Currency swaps	18	Derivative assets	-	Derivative liabilities	-

Total designated	$430		$26		$(51)
Not designated as hedging instruments:
Insured credit default swaps	$135,569	Derivative assets	$671	Derivative liabilities	$(5,065)
Insured swaps	12,014	Derivative assets	-	Derivative liabilities	(13)
Non-insured credit default swaps	65	Derivative assets	4	Derivative liabilities	-
Non-insured credit default swaps-VIE	1,251	Derivative assets-VIE	-	Derivative liabilities-VIE	(370)
Interest rate swaps	3,944	Derivative assets	68	Derivative liabilities	(319)
Interest rate swaps -VIE	13,483	Derivative assets-VIE	2	Derivative liabilities-VIE	(686)
Interest rate swaps - embedded	451	Medium term notes	3	Medium term notes	(5)
Interest rate swaps - embedded - VIE	493	Other assets	-	Other liabilities	(2)
Credit linked notes	41	Fixed-maturity securities held at fair value	-	Fixed-maturity securities held at fair value	(15)
Currency swaps	460	Derivative assets	37	Derivative liabilities	(31)
All other	7,460	Derivative assets	10	Derivative liabilities	(40)
All other-VIE	632	Derivative assets-VIE	10	Derivative liabilities-VIE	-
All other - embedded	241	Other Assets	2	Other liabilities	(7)

Total non-designated	$176,104		$807		$(6,553)

Total derivatives	$176,534		$833		$(6,604)

(1) - In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

As of June 30, 2010, the total fair value of the Company’s derivative assets, after counterparty netting, was $721 million, of which $716 million was reported within “Derivative assets” and “Derivative assets-VIEs” on the Company’s consolidated balance sheets, and the total fair value of the Company’s derivative liabilities, after counterparty netting, was $6.5 billion which was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheet.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

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

In millions
		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$845	Derivative assets	$48	Derivative liabilities	$(31)
Currency swaps	40	Derivative assets	7	Derivative liabilities	(3)

Total designated	$885		$55		$(34)
Not designated as hedging instruments:
Insured credit default swaps	$147,153	Derivative assets	$756	Derivative liabilities	$(4,545)
Insured swaps	13,077	Derivative assets	-	Derivative liabilities	(12)
Non-insured credit default swaps	203	Derivative assets	10	Derivative liabilities	(5)
Interest rate swaps	4,630	Derivative assets	81	Derivative liabilities	(229)
Interest rate swaps -VIE	81	Derivative assets-VIE	-	Derivative liabilities-VIE	(9)
Interest rate swaps - embedded	520	Medium term notes	8	Medium term notes	(4)
Interest rate swaps - embedded-VIE	560	Other liabilities	-	Other assets	(12)
Credit linked notes	156	Fixed-maturity securities held at fair value	-	Fixed-maturity securities held at fair value	(33)
Currency swaps	646	Derivative assets	66	Derivative liabilities	(17)
All other	6,521	Derivative assets	11	Derivative liabilities	(29)
All other - embedded	242	Other Assets	-	Other liabilities	(3)

Total non-designated	$173,789		$932		$(4,898)

Total derivatives	$174,674		$987		$(4,932)

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the three months ended June 30, 2010:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$1	$(1)	$-

Interest rate swaps	Net realized gains (losses)	-	-	-

Interest rate swaps	Interest Expense	-	-	(2)

Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	-	-	-
Currency swaps	Interest Expense	-	-	1

Total		$1	$(1)	$(1)

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,528

Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(64)

Insured swaps	Unrealized gains (losses) on insured derivatives	1

Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	2

Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(21)

Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(84)

Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(53)

Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	11

Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	3

All other	Unrealized gains (losses) on insured derivatives	9

All other	Net gains (losses) on financial instruments at fair value and foreign exchange	4

All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)

Total		$1,334

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the three months ended June 30, 2009:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$1	$(3)	$(2)

Interest rate swaps	Net realized gains (losses)	-	-	5

Interest rate swaps	Interest Expense	-	-	(3)

Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	1	(1)	-

Currency swaps	Net realized gains (losses)	-	-	11

Currency swaps	Interest Expense	-	-	1

Total		$2	$(4)	$12

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$419

Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	32

Insured swaps	Unrealized gains (losses) on insured derivatives	1

Insured swaps	Realized gains (losses) and other settlements on insured derivatives	-

Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	23

Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	80

Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)

Total Return Swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	7

Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	12

Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(6)

All other	Unrealized gains (losses) on insured derivatives	-

Total		$567

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the six months ended June 30, 2010:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(41)	$41	$-

Interest rate swaps	Net realized gains (losses)	-	-	-

Interest rate swaps	Interest Expense	-	-	(1)

Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	-	-	-

Currency swaps	Interest Expense	-	-	-

Total		$(41)	$41	$(1)

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(665)

Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(98)

Insured swaps	Unrealized gains (losses) on insured derivatives	-

Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	1

Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(3)

Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(120)

Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(85)

Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	18

Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	13

All other	Unrealized gains (losses) on insured derivatives	(8)

All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(8)

All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(9)

Total		$(964)

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the six months ended June 30, 2009:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$114	$(106)	$8

Interest rate swaps	Net realized gains (losses)	-	-	61

Interest rate swaps	Interest Expense	-	-	(2)

Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(4)	4	-

Currency swaps	Net realized gains (losses)	-	-	11

Currency swaps	Interest Expense	-	-	2

Total		$110	$(102)	$80

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$2,035

Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	64

Insured swaps	Unrealized gains (losses) on insured derivatives	1

Insured swaps	Realized gains (losses) and other settlements on insured derivatives	-

Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	2

Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	65

Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(7)

Total Return Swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	6

Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	20

Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	-

All other	Unrealized gains (losses) on insured derivatives	(7)

Total		$2,179

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

In certain non-insurance derivative contracts, the Company also manages credit risk through collateral agreements that give the Company the right to hold or the obligation to provide collateral when the current market value of certain derivative contracts exceeds an exposure threshold. Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of June 30, 2010 and December 31, 2009, the Company did not hold cash collateral from derivative counterparties but posted cash collateral to derivative counterparties of $2 million and $163 million, respectively. These amounts are included in “Derivative liabilities” on the Company’s consolidated balance sheets. As of June 30, 2010 and December 31, 2009, the Company had securities with a fair value of $375 million and $20 million, respectively, posted to derivative counterparties.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

As of June 30, 2010 and December 31, 2009, the fair value was positive on two Credit Support Annexes (“CSAs”) which govern collateral posting requirements between MBIA and its derivative counterparties. The aggregate positive fair value for these two CSAs was $18 million and $6 million, respectively, for which the Company did not receive collateral because the Company’s credit rating was below the CSA minimum credit ratings level for holding counterparty collateral. The lowest rated of the two counterparties was A1 by Moody’s and A+ by S&P.

Note 10: Loss and Loss Adjustment Expense Reserves

For the six months ended June 30, 2010, the Company incurred loss and LAE of $142 million. Included in the $142 million of loss and LAE were gross losses related to actual and expected future payments of $518 million, partially offset by actual and estimated potential recoveries of $370 million and reinsurance of $6 million. With respect to insured RMBS transactions, the Company incurred loss and LAE of $37 million. Included in the $37 million of RMBS loss and LAE were $186 million of gross losses related to actual and expected future payments, mostly offset by an increase in actual and estimated potential recoveries of $145 million and reinsurance of $4 million. The $145 million of RMBS insurance loss recoveries comprised a $198 million increase in estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and alternative A-paper (“Alt-A”) securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, offset by a $53 million decrease in recoveries of amounts expected to be paid from excess cash flows within the securitizations. Current period changes in the Company’s estimate of potential recoveries may impact the amount recorded as an asset for insurance loss recoverable, the amount of expected recoveries on unpaid losses netted against our gross loss and LAE reserves, or both. Of the $145 million of RMBS estimated potential recoveries, $311 million increased the Company’s asset for insurance loss recoverable and collections received were $7 million, offset by a decrease of $173 million in recoveries netted against the Company’s liability for gross loss and LAE reserves.

As of June 30, 2010, the Company recognized estimated recoveries of $1.4 billion, net of reinsurance and income taxes, related to ineligible mortgage loans in its insured RMBS transactions, which is in excess of 50% of the consolidated total shareholders’ equity of MBIA Inc., excluding preferred stock of subsidiaries. A substantial majority of these estimated recoveries relate to the Company’s put-back claims of ineligible loans, which have been disputed by the loan sellers/services and are currently subject to litigation. In addition, there is a risk that the sellers/servicers or other responsible parties might not be able to satisfy any judgment MBIA secures in a litigation. While the Company believes that it will prevail in litigation, there is uncertainty with respect to the ultimate outcome. There can be no assurance that the Company will be successful or that it will not be delayed in realizing its estimated recoveries. Although government sponsored market participants have been successful in putting back ineligible mortgages to sellers/servicers and other guarantee insurers situated similarly to MBIA have recorded similar expected recoveries for RMBS transaction losses, recoveries of the nature, scope and magnitude that MBIA has recorded have not yet been realized by another financial guarantee insurer. Refer to the following “RMBS Recoveries” section for additional information about the Company’s recoveries related to ineligible mortgage loans within insured transactions.

Loss and LAE Process

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

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

RMBS Recoveries

Since 2008, the Company engaged loan level forensic review consultants to re-underwrite/review a sample of the mortgage loan files underlying RMBS transactions insured by MBIA. The securitizations on which the Company has recorded losses contain well over 400,000 individual mortgages, of which over 43,000 mortgage loans were reviewed within 32 insured issues containing first and second-lien mortgage loan securitizations. As of June 30, 2010, the Company recorded estimated recoveries from 27 of the 32 insured issues reviewed. It is possible that the Company will review loan files within additional insured issues in the future if factors indicate that material recovery rights exist. During their review, the consultants utilized the same underwriting guidelines that the originators were to have used to qualify borrowers when originally underwriting the loans and determined that there were a high proportion of ineligible mortgages within the sample. The forensic review consultants graded the individual mortgages that were sampled into an industry standard three level grading scale, defined as i) Level 1—loans complied with specific underwriting guidelines, ii) Level 2—loans contained some deviation from underwriting guidelines but also contained sufficient mitigating factors, and iii) Level 3—loans contained material deviation from the underwriting guidelines.

The consultants further stratified the Level 3 exceptions into the following five categories based on the nature of the deviations, defined as i) Appraisal Breaches—missing appraisals, defects in the title, missing title, and related errors/omissions with regards to the appraisal process, ii) Credit Breaches—unreasonably stated income, missing income verification, debt to income ratio in excess of stated guidelines, FICO score outside of stated guidelines, and related deficiencies in the loan file or application, iii) Compliance Breaches – missing HUD-1 forms and or, missing good faith estimates, iv) Credit and Compliance Breaches—loans which reflect both credit and compliance issues, and v) Missing Documentation Breaches—loans with missing documentation in the loan files. During the second quarter of 2010, MBIA identified additional breaches as a result of an independent re-examination by the forensic review consultants of previously analyzed loan files. As a result of the review, certain loans were reclassified from non-credit and/or compliance breaches to credit and/or compliance breaches.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

In establishing recoveries related to ineligible loans, the Company focused on loans with credit breaches and credit and compliance breaches. The Company believes that the sellers/servicers are contractually obligated to either cure, repurchase, or replace all loans with these file deficiencies. The results of the loan file reviews across all insured issues have indicated breach rates in these categories in excess of 80%. Breach rates were determined by dividing the number of loans that contained credit and/or credit and compliance breaches by the total number of loans reviewed for a particular transaction. In order to determine the amount of recoveries to record, the Company estimates a distribution of possible recovery outcomes (factoring in all known uncertainties) with respect to all loans with credit or credit and compliance breaches. The Company has a high degree of confidence about the ineligibility of files actually reviewed that show deficiencies. Prior to the fourth quarter of 2009, the Company believed that the distribution of possible outcomes was evenly distributed around the par amount of loans reviewed that were eligible for put-back. Thus, the probability-weighted expected recovery value was equivalent to the par amount of the losses from files that were reviewed and found to have credit or credit and compliance breaches. In the fourth quarter of 2009 and subsequent, based on new information that became available, the Company estimated that it would more likely recover substantially more than the value of files already reviewed than not. This revised assumption resulted in a total estimated recovery that was approximately $300 million higher as of December 31, 2009 than what would have been recorded had the change not been made.

In developing some of the probability-weighted recovery scenarios, the Company extrapolated recoveries in each of the 27 insured issues for which recoveries have been recorded. Scenarios were based on the expected values of transaction-specific distributions of possible outcomes (factoring in all known uncertainties). The outcomes include: 1) recovery of amounts related to charged off loan files that the Company has already reviewed and found to breach representations; 2) recovery of amounts related to currently performing loans expected to be charged off in the future, assuming breach rates on those loans are consistent with breach rates on the population of loans the Company has reviewed; and 3) recoveries assuming sellers/servicers repurchase all loans that were deemed to be in breach of the sellers’/servicers’ representations, estimated by applying the breach rates on loans the Company has reviewed to the entire population of loans, including those not expected to be charged off. Probabilities are then assigned to each scenario, based on the extent of actual file reviews supporting the estimated recoveries, the risk of litigation, risk of error in determining breach rates, counterparty credit risk, the cost of litigation and potential for delay, and other sources of uncertainty. The probabilities assigned to scenarios using potential recoveries on loans that have been reviewed are higher than the probabilities assigned to scenarios using extrapolation to loans that have not been reviewed. The sum of the probabilities assigned to all scenarios is 100%. Expected cash inflows from recoveries are discounted using the current risk-free rate associated with the underlying transaction, which ranged from 1.11% to 3.05% depending upon the transaction’s expected average life.

As described above, some probability-weighted scenarios used to estimate potential recoveries included extrapolation of breach rates to the population of loans expected to be charged off in the future and other scenarios included extrapolation to the entire population of loans not reviewed, whether or not they were expected to be charged off in the future. Since MBIA’s put-back rights are not limited to only charged-off loans and our forensic analysis has shown loan breaches for loans that have not been charged off, the Company believes the inclusion of these scenarios is appropriate. In aggregate, the probability-weighted value of recoveries estimated through extrapolation comprises slightly more than 30% of MBIA’s total recoveries related to the obligations of sellers/servicers to repurchase or replace ineligible loans. As a result of lower probability weightings assigned to the scenarios that included extrapolation, a substantial majority of the aggregate recovery estimate is driven by the results of actual loan files reviewed.

MBIA expects that as the Company continues to review loan files, the probability-weighted value of the recoveries resulting from extrapolation will increase as the Company assigns higher probability weightings to these scenarios, and such recoveries could exceed the amount of recoveries related to actual loan files reviewed. The probability-weighted values of the scenarios employing extrapolation reflect discounts to account for the instances in which the Company was not able to review a complete random sample of loan files. While the Company was denied access to certain loan files during the loan file review process, the Company believes that the number of loan files reviewed within each insured issue for which estimated recoveries have been recorded is adequate to determine representative breach rates.

The Company performed a credit assessment of sellers/servicers against whom MBIA has asserted breaches of contract and determined that the sellers/servicers of loans for which MBIA has recognized potential recoveries have sufficient capital and resources to honor their obligations, although expected recoveries reflect a discount based on their risk of having insufficient resources in the future. The Company has not recognized potential recoveries related to sellers/servicers that MBIA has determined did not have sufficient capital and resources to honor their obligations.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

The Company’s potential recoveries are typically realized either through salvage, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. The RMBS transactions with respect to which MBIA has estimated put-back recoveries provide the Company with such rights. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments; but is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of claim liability for a given policy. As of June 30, 2010, the expected value of recoveries related to RMBS paid claims was $1.2 billion.

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

To date, sellers/servicers have not substituted loans which MBIA has put back. However, if a loan were to be substituted, the original loan would be removed from the trust by the seller/servicer and all proceeds associated with the original loan would belong to the seller/servicer. The seller/servicer would then be required to place a new loan into the transaction and all future payments associated with the new loan would belong to the trust. Therefore, any defaults on the original loan would be recovered upon substitution. The substitution would be expected to stabilize the performance of loans in the trust and reduce MBIA’s future claim payments. To the extent that the new loan generates cash in excess of amounts due by the trust in the current period, the excess cash will be used to reimburse MBIA for claim payments made in prior periods.

To date, only a nominal amount of the loans for which MBIA has incurred losses and put-backs have been repurchased. The unsatisfactory resolution of these put-backs has caused MBIA to initiate litigation against four of the sellers/servicers to enforce their obligations. The Company has alleged several causes of action in its complaints, including breach of contract, fraudulent inducement and indemnification. MBIA’s aggregate $2.1 billion of estimated potential recoveries do not include damages from causes of action other than breach of contract for failure to repurchase specific loans. While all four of the sellers/servicers of MBIA’s transactions filed motions to dismiss MBIA’s fraudulent inducement, indemnification, and certain other claims, only one seller/servicer moved to dismiss the Company’s breach of contract claims. Currently, MBIA has received two decisions with regard to the motions to dismiss the Company’s claims. The decisions received thus far have denied the defendants’ motions to dismiss in part, allowing the cases to proceed on the surviving claims. The Company is currently awaiting decisions with regard to the two remaining cases. Additional information on the status of these litigations can be found in the “Recovery Litigation” discussion within Note 14: Commitments and Contingencies.

The Company’s recovery outlook for insured RMBS issues is principally based on the following factors:

1.	the strength of the Company’s existing contract claims related to ineligible loan substitution/repurchase obligations;

2.	the improvement in the financial strength of issuers due to mergers and acquisitions and/or government assistance, which will facilitate their ability to comply with required loan repurchase/substitution obligations. The Company is not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. Any credit risk associated with these sponsors (or their successors) is reflected in the Company’s probability-weighted potential recovery scenarios;

3.	evidence of loan repurchase/substitution compliance by sellers/servicers for put-back requests made by other harmed parties with respect to ineligible loans that are similar to the type of ineligible loans that have been identified in the Company’s insured home equity lines of credit (“HELOCs”) and closed-end second mortgages (“CES”) portfolio, including substantial amounts paid to Federal Home Loan Mortgage Corporation (“FHLMC”) for substantially similar claims as well as a settlement agreement entered into on July 16, 2010 between MBIA Corp. and the sponsor of several MBIA-insured mortgage loan securitizations in which MBIA Corp. received a payment in exchange for a release relating to its representation and warranty claims against the sponsor, and which resolves all of MBIA’s representation and warranty claims against the sponsor on mutually beneficial terms and is substantially consistent with the recoveries previously recorded by the Company related to these exposures;

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

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

The Company will continue to consider all relevant facts and circumstances, including the factors described above, in developing its assumptions on expected cash inflows, probability of potential recoveries (including the outcome of litigation) and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented as additional forensic reviews are performed as developments in the pending litigation proceedings occur or new litigation is initiated. These and other factors could materially influence the amount of the recoveries.

All of our policies insuring RMBS for which we have initiated litigation against sellers/servicers are in the form of financial guarantee insurance contracts. Policies insuring credit derivative contracts for which the Company initiated litigation against sellers/arrangers are accounted for as derivatives and carried at fair value. Fair value is calculated using a price that would be paid to transfer the contract in an orderly transaction between market participants at the measurement date. As such, the fair value of the Company’s insured credit derivatives considers the price a hypothetical third-party market participant would require to assume the contract and, in general, not the price at which MBIA may settle the contract, either through litigation or other negotiations with counterparties of its contracts. Additionally, the Company has not recorded a gain contingency with respect to pending litigation.

Loss and LAE Reserves and Activity

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of June 30, 2010:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	191	77	17	150	435
Number of issues(1)	37	40	12	93	182
Remaining weighted average contract period (in years)	9.3	11.1	8.0	7.3	8.5
Gross insured contractual payments outstanding (2):
Principal	$4,733	$3,840	$963	$10,702	$20,238
Interest	3,210	2,766	437	4,373	10,786

Total	$7,943	$6,606	$1,400	$15,075	$31,024

Gross claim liability	$—	$—	$—	$1,789	$1,789
Less:
Gross potential recoveries	—	—	—	2,871	2,871
Discount, net	—	—	—	(67)	(67)

Net claim liability (recoverable)	$—	$—	$—	$(1,015)	$(1,015)

Unearned premium revenue	$148	$116	$11	$103	$378

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) - Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

The gross claim liability of $1.8 billion reported in the preceding table represents the Company’s estimate of undiscounted probability-weighted future claim payments, which primarily relate to insured RMBS transactions. The gross potential recoveries of $2.9 billion reported in the preceding table represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments, and also primarily relate to insured RMBS transactions. Both amounts reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

With respect to the Company’s RMBS exposure, before the elimination of amounts related to consolidated VIEs, the Company had 36 insured issues designated as “Classified List” with gross principal and interest payments outstanding of $10.9 billion and $3.5 billion, respectively. The gross claim liability and gross potential recoveries related to these 36 issues were $1.4 billion and $3.8 billion, respectively. The Company has performed loan file reviews on 32 of the 36 issues and recorded potential recoveries on 27 of those 32 issues that included loan file reviews. As of June 30, 2010, the 27 insured issues, those for which the Company performed loan file reviews and recorded potential recoveries, had gross principal and interest payments outstanding of $10.0 billion and $3.2 billion, respectively. The gross claim liability and gross potential recoveries related to the 27 issues were $1.3 billion and $3.7 billion, respectively. The gross potential recoveries of $3.7 billion include estimated recoveries based on the Company’s review of loan files and extrapolation of recoveries to loan files not reviewed, as discussed above.

The following table provides information about the components of the Company’s insurance loss reserves and recoverables for insured obligations within MBIA’s classified list as of June 30, 2010. The loss reserves (claim liability) and insurance loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries discussed above and reflect the classification of such amounts reported on the Company’s consolidated balance sheet.

In millions	Classified List
Loss reserves (claim liability)	$973
LAE reserves	73

Loss and LAE reserves	$1,046

Insurance claim loss recoverable	$(2,051)
LAE insurance loss recoverable	—

Insurance loss recoverable	$(2,051)

Reinsurance recoverable on unpaid losses	$35
Reinsurance recoverable on LAE reserves	1
Reinsurance recoverable on paid losses	38

Reinsurance recoverable on paid and unpaid losses	$74

The loss and LAE reserves (claim liability) reported in the preceding table primarily relate to probability-weighted expected future claim payments on insured RMBS transactions. Loss and LAE reserves include $1.7 billion of reserves for expected future payments offset by expected recoveries of such future payments of $637 million. The insurance loss recoverable reported in the preceding table primarily relates to probability-weighted estimated recoveries of payments made by the Company resulting from ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans and expected future recoveries on RMBS transactions resulting from expected excess spread generated by performing loans in such transactions. The Company estimates that MBIA will be reimbursed for potential recoveries related to ineligible mortgage loans, which represent the majority of the Company’s insurance loss recoverable, by mid-year 2012.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

The following table presents changes in the Company’s loss and LAE reserve for the six months ended June 30, 2010. Changes in the loss and LAE reserve attributable to the accretion of the discount on the loss reserve, changes in discount rates and assumptions changes in the timing and amounts of estimated payments and recoveries and changes in LAE are recorded in “Loss and loss adjustment expenses” in the Company’s statement of operations. LAE reserves are expected to be settled within a one year period and are not discounted. As of June 30, 2010, the weighted average risk-free rate used to discount the claim liability was 2.22%.

In millions	Accounting Transition Adjustment(1)	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Timing of Payments	Changes in Amount of Net Payments	Changes in Assumptions	Changes in Unearned Premium Revenue	Change in LAE Reserves	Gross Loss and LAE Reserve as of June 30, 2010
Gross Loss and LAE Reserve as of December 31, 2009
$1,580	$(364)	$(622)	$5	$(7)	$458	$(423)	$413	$3	$3	$1,046

(1)	- Reflects the adoption of the accounting principles for the consolidation of variable interest entities.

Gross loss and LAE reserves as of June 30, 2010 of approximately $1.0 billion decreased from approximately $1.6 billion as of December 31, 2009. The decrease in case basis reserves was primarily due to an adjustment of $364 million for the adoption of the amended accounting principles for the consolidation of variable interest entities and a decrease in reserves related to payment activity. Offsetting this were changes in assumptions of $413 million due to credit deterioration related to issues outstanding as of December 31, 2009 and changes in the timing of payments of $458 million.

Total paid losses, net of reinsurance and collections, for the six months ended June 30, 2010 was $638 million, after eliminating $257 million of net payments made to consolidated VIEs. Of the $638 million of paid losses, $624 million related to insured RMBS transactions, after eliminating $255 million of net payments made to consolidated VIEs. For the six months ended June 30, 2010, estimated recoveries on paid losses totaled $298 million, after eliminating $358 million of recoveries related to VIEs and were primarily related to insured RMBS transactions.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the six months ended June 30, 2010. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in the timing and amounts of estimated collections and changes in LAE are recorded in “Loss and loss adjustment expenses” in the Company’s statement of operations. The Company’s insurance loss recoverable decreased $394 million primarily due to the adoption of the amended accounting principles for the consolidation of variable interest entities, offset by an increase in estimates of potential recoveries primarily on issues outstanding as of December 31, 2009 resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages. Recoveries on unpaid losses decreased by $194 million primarily due to the adoption of the amended accounting principles for the consolidation of variable interest entities.

In millions	Gross Reserves as of December 31, 2009	Accounting Transition Adjustment(1)	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Timing of Collections	Changes in Amounts of Collections	Changes in Assumptions	Change in LAE Recoveries	Gross Reserve as of June 30, 2010
Insurance Loss Recoverable	$2,445	$(594)	$(7)	$19	$18	$33	$3	$166	$(32)	$2,051
Recoveries on Unpaid Losses	831	(215)	—	10	25	—	(12)	(2)	—	637

Total	$3,276	$(809)	$(7)	$29	$43	$33	$(9)	$164	$(32)	$2,688

(1) - Reflects the adoption of the accounting principles for the consolidation of variable interest entities.

The following table presents the Company’s total estimated recoveries from ineligible mortgage loans included in certain insured first and second-lien mortgage loan securitizations. The total estimated recoveries from ineligible loans of $2.1 billion as of June 30, 2010 include $1.2 billion reported in “Insurance loss recoverable” and $792 million reported in “Loan repurchase commitments” related to paid claims and $91 million reported in “Loss and LAE reserves” related to unpaid claims on the Company’s consolidated balance sheet.

In millions	Accretion of Future Collections	Changes in Discount Rates	Changes in Assumptions	Total Estimated Recoveries on Ineligible Loans as of June 30, 2010
Total Estimated Recoveries on Ineligible Loans as of December 31, 2009
$1,575	$28	$32	$494	$2,129

The $494 million changes in assumptions in the preceding table primarily resulted an increase in loan file reviews and extrapolation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Loss adjustment expense incurred, gross	$2	$62	$16	$87
Loss adjustment expense incurred, net	$3	$59	$15	$84

Note 11: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
In millions	2010		2009		2010		2009
Pre-tax income (loss)	$1,968		$1,503		$(291)		$2,488
Provision (benefit) for income taxes	$673	34.2%	$605	40.3%	$(106)	36.4%	$889	35.8%

Embedded in the effective tax rate for the six months ended June 30, 2010 are the tax effects of the Company’s expected operating activities such as scheduled premium earnings, fees, net investment income, and operating expenses. The Company’s effective tax rate related to the pre-tax loss for the six months ended June 30, 2010 was primarily a result of a net unrealized loss on its derivative portfolio, the tax-exempt interest from investments, and a decrease in the valuation allowance. The Company’s effective tax rate related to the pre-tax income for the six months ended June 30, 2009 was primarily a result of an unrealized net gain recorded on the Company’s derivatives portfolio, tax-exempt interest from investment, and an increase in the valuation allowance.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 11: Income Taxes (continued)

The Company has calculated its effective tax rate for the full year of 2010 by treating the net unrealized gain on its derivative portfolio as a discrete item. As such, this amount is not included when projecting the Company’s full year effective tax rate but rather is accounted for at 35% after applying the projected full year effective tax rate to actual six-month results. Given the Company’s inability to estimate this item for the full year of 2010, the Company believes that it is appropriate to treat net unrealized gains and losses on its derivative portfolio as a discrete item for purposes of calculating the effective tax rate for the year.

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

As of June 30, 2010, the Company reported a net deferred tax asset of $841 million primarily related to the cumulative unrealized losses on its derivative and investment portfolios. Included in the net deferred tax asset of $841 million is the valuation allowance of $484 million. For the six months ended June 30, 2010, the Company decreased its valuation allowance by $6 million, which was primarily due to capital gains in excess of realized losses from asset impairments. As of June 30, 2009, the Company had a valuation allowance of $412 million.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 11: Income Taxes (continued)

Unrealized Losses on Credit Derivative Contracts

Approximately $1.2 billion of the net deferred tax asset was a result of the cumulative net unrealized losses of $3.4 billion, which excludes credit impairments, primarily related to insured credit derivatives. The Company believes that such deferred tax asset will more likely than not be realized as the Company expects the unrealized losses and its related deferred tax asset to substantially reverse over time. As such, no valuation allowance with respect to this item was established. In its conclusion, the Company considered the following evidence (both positive and negative):

•

Due to the long-tail nature of the financial guarantee business, it is important to note that MBIA Inc.’s insurance subsidiaries, even without regard to any new business, will have a steady stream of scheduled premium earnings with respect to the existing insured portfolio. MBIA Corp.’s announcement in February 2008 of a temporary suspension in writing new structured finance transactions and a permanent cessation with respect to insuring new CDS contracts, except in transactions related to the reduction of existing derivative exposure, would not have an impact on the expected earnings related to the existing insured portfolio. Although MBIA Corp. expects a significant portion of the unrealized losses to reverse over time, MBIA Corp. performed a taxable income projection over a 15-year period to determine whether it will have sufficient income to offset its deferred tax assets that will generate future ordinary deductions. In this analysis, MBIA Corp. concluded that premium earnings, even without regard to any new business, combined with investment income, less deductible expenses, will be sufficient to recover the net deferred tax asset of $841 million.

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

•

With respect to insured CDS contracts, in the event that there is a default in which MBIA is required to pay claims on such CDS contracts, the Company believes that the losses should be characterized as an ordinary loss for tax purposes and, as such, the event or impairment will be recorded as case reserves for statutory accounting purposes in recognition of the potential claim payment. For tax purposes, MBIA follows statutory accounting principles as the basis for computing its taxable income. However, because the federal income tax treatment of CDS contracts is an unsettled area of tax law, in the event that the Internal Revenue Service (“IRS”) has a different view in which the losses are considered capital losses, the Company may be required to establish a valuation allowance against substantially all of the deferred tax asset related to these losses, until such time as it had sufficient capital gains to offset the losses. The establishment of this valuation allowance would have a material adverse effect on MBIA’s financial condition at the time of its establishment.

Realized Gains and Losses

As of June 30, 2010, the Company had a full valuation allowance against the deferred tax asset related to realized losses from asset write-downs due to credit impairments and sales of investments.

Unrealized Losses on Debt and Equity Securities

As of June 30, 2010, the Company had approximately $189 million in deferred tax assets related to unrealized losses on investments. The Company intends to hold these investments until maturity or until such time as the value recovers. As such, the Company expects that its deferred tax assets will reverse over the life of the securities.

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of June 30, 2010. The Company continues to assess the adequacy of its valuation allowances as additional evidence becomes available.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 11: Income Taxes (continued)

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

The Company has determined that a Section 382 Ownership Change in the quarter ended June 30, 2010 would cause an adverse but immaterial impact to the financial statements. The financial statements do not include any tax benefit for deferred taxes related to capital losses due to their relatively short carryforward period and therefore valuation allowances have been provided. Furthermore, a Section 382 Ownership Change may limit the Company’s ability to utilize a portion of such losses even if sufficient capital gains were to be recognized within the carryforward period. However, the Company still expects to fully recover any NOL and AMT credit carryovers over a longer recovery period.

If, in the future, the Company triggers a Section 382 Ownership Change under the current method that subjects the Company to greater limitations or otherwise reduces potential tax benefits available to the Company under Section 382, the Company may retroactively use an available alternative method to cause a Section 382 Ownership Change in the quarter ended June 30, 2010. The Company may reassess the methodology to be used for the ownership change computation at least through the September 15, 2011, the due date of the Company’s 2010 Federal Income Tax Return.

Calculating whether a Section 382 Ownership Change has occurred is subject to uncertainties, including the complexity and ambiguity of Section 382 and limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. While the Company believes that a Section 382 Ownership Change has not occurred based on its selected method of calculation, the IRS or some other taxing authority may disagree with the Company’s position.

Treatment of Undistributed Earnings of Certain Foreign Subsidiaries—“Accounting for Income Taxes—Special Areas”

No U.S. deferred income taxes have been provided on the undistributed earnings of MBIA UK, Euro Asset Acquisitions Ltd. (“EAAL”), MBIA Mexico S.A. de C.V., and the remaining earnings of MBIA Assurance, which merged into MBIA UK as of December 31, 2007, because of the Company’s practice and intent to permanently reinvest its earnings. The cumulative amounts of such untaxed earnings were $99 million and $71 million for the six months ended June 30, 2010 and 2009, respectively.

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

Based on the Company’s NOL position for the year ended December 31, 2009, the Company made the election under the new 5-year NOL carryback provision and recovered approximately $391 million in taxes paid during the carryback period. The refund was allocated, in accordance with the Company’s tax sharing agreement, in the following manner: $137 million to MBIA Inc., $251 million to MBIA Corp., and $3 million to National. The tax refund was received during the second quarter of 2010.

Accounting for Uncertainty in Income Taxes

It is the Company’s policy to record any change in unrecognized tax benefits (“UTBs”) and related interest and penalties to income taxes in the statement of operations. Absent a material change, the Company shall not disclose such items in interim financial statements. As of June 30, 2010, there were no material changes in UTBs, interest, or penalties.

MBIA’s major tax jurisdictions include the U.S., the United Kingdom (“U.K.”) and France.

MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. The IRS is currently examining tax years 2005 through 2009, which is expected to be concluded before the end of year 2010. The U.K. tax authorities are currently auditing tax years 2005 through 2007, which is expected to be concluded before end of year 2010.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 11: Income Taxes (continued)

It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months due to the possibility of the conclusion of all the tax examinations. The range of this possible change in the amount of uncertain tax benefits cannot be estimated at this time.

Note 12: Business Segments

MBIA manages its activities primarily through three principal business operations: U.S. public finance insurance, structured finance and international insurance, and advisory services. The Company’s U.S. public finance insurance business is operated through National, and the structured finance and international insurance business is operated through MBIA Corp., and the advisory services business is operated through Cutwater. The corporate segment includes revenues and expenses that arise from general corporate activities. The Company also manages asset/liability products and conduit programs, which are in wind-down.

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

The advisory services segment primarily consists of the operations of Cutwater-ISC, Cutwater Asset Management Corp. (“Cutwater-AMC), and Cutwater Asset Management UK Limited (“Cutwater –UK”). Cutwater-ISC and Cutwater-AMC provide fee-based asset management services, including pooled investments products and customized asset management, to third-party institutional clients and to MBIA Inc. and its subsidiaries, as well as portfolio accounting and reporting services. Cutwater-ISC and Cutwater-AMC are SEC-registered investment advisers. Cutwater-AMC is also a Financial Industry Regulatory Authority member firm. Cutwater-UK provides fee-based asset management services to the Company’s foreign insurance affiliates and EAAL, and to third-party institutional clients and investment structures. Cutwater-UK is registered with the Financial Services Authority in the U.K.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

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

The Company’s conduit segment administers two multi-seller conduit financing vehicles through MBIA Asset Finance, LLC. Assets financed by these conduits are currently funded by MTNs and liquidity loans.

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

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 12: Business Segments (continued)

The following tables summarize the Company’s operations for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30, 2010
In millions	U.S. Public Finance Insurance (National)	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$153	$82	$8	$1	$30	$-		$274
Realized gains and other settlements on insured derivatives	0	(64)	-	-	-	-		(64)
Unrealized gains (losses) on insured derivatives	0	1,538	-	-	-	-		1,538
Net gains (losses) on financial instruments at fair value and foreign exchange	-	(16)	-	10	5	-		(1)
Net realized gains (losses)	1	19	-	(2)	-	-		18
Net investment losses related to other-than-temporary impairments	-	(1)	-	-	(12)	-		(13)
Net gains on extinguishment of debt	-	-	-	-	18	-		18
Revenues of consolidated VIEs	-	280	-	-	27	-		307
Inter-segment revenues(2)	25	26	9	23	(5)	(78)		-

Total revenues	179	1,864	17	32	63	(78)		2,077
Loss and LAE incurred	11	(83)	-	-	-	-		(72)
Operating expenses	11	33	16	21	2	-		83
Interest expense	-	34	-	16	31	-		81
Expenses of consolidated VIEs	-	14	-	-	3	-		17
Inter-segment expense(2)	29	38	1	4	16	(88)		-

Total expenses	51	36	17	41	52	(88)		109

Income (loss) before taxes	$128	$1,828	$-	$(9)	$11	$10		$1,968

Identifiable assets	$8,374	$24,342	$51	$1,317	$7,389	$(8,009	)(3)	$33,464

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees, and insurance recoveries.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivable and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 12: Business Segments (continued)

	Three Months Ended June 30, 2009
In millions	U.S. Public Finance Insurance (National)	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$155	$139	$8	$0	$48	$-		$350
Realized gains and other settlements on insured derivatives	0	32	-	-	-	-		32
Unrealized gains (losses) on insured derivatives	0	424	-	-	-	-		424
Net gains (losses) on financial instruments at fair value and foreign exchange	-	12	(1)	(2)	116	-		125
Net realized gains (losses)	7	1	0	4	18	-		30
Net investment losses related to other-than-temporary impairments	-	-	-	-	(107)	-		(107)
Net gains on extinguishment of debt	-	1	-	1	94	0		96
Revenues of consolidated VIEs	-	19	-	-	24	-		43
Inter-segment revenues(2)	38	50	4	4	1	(97)		-

Total revenues	200	678	11	7	194	(97)		993
Loss and LAE incurred	5	(735)	-	-	-	-		(730)
Operating expenses	14	65	10	9	9	-		107
Interest expense	-	34	-	18	38	-		90
Expenses of consolidated VIEs	-	20	-	-	3	-		23
Inter-segment expense(2)	35	33	1	(1)	30	(98)		-

Total expenses	54	(583)	11	26	80	(98)		(510)

Income (loss) before taxes	$146	$1,261	$-	$(19)	$114	$1		$1,503

Identifiable assets	$8,198	$16,828	$46	$1,138	$9,048	$(8,862	)(3)	$26,396

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees, and insurance recoveries.
(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivable and payables.
(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 12: Business Segments (continued)

	Six Months Ended June 30, 2010
In millions	U.S. Public Finance Insurance (National)	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$317	$280	$14	$2	$62	$-		$675
Realized gains and other settlements on insured derivatives	0	(98)	-	-	-	-		(98)
Unrealized gains (losses) on insured derivatives	0	(673)	-	-	-	-		(673)
Net gains (losses) on financial instruments at fair value and foreign exchange	-	(19)	0	(18)	(9)	-		(46)
Net realized gains (losses)	3	24	1	0	(11)	-		17
Net investment losses related to other-than-temporary impairments	-	(4)	-	-	(39)	-		(43)
Net gains on extinguishment of debt	-	-	-	-	18	-		18
Revenues of consolidated VIEs	-	329	-	-	42	-		371
Inter-segment revenues(2)	52	51	19	50	(10)	(162)		-

Total revenues	372	(110)	34	34	53	(162)		221
Loss and LAE incurred	36	106	-	-	-	-		142
Operating expenses	19	72	28	46	3	-		168
Interest expense	-	68	-	33	64	-		165
Expenses of consolidated VIEs	-	30	-	-	7	-		37
Inter-segment expense(2)	57	74	3	6	34	(174)		-

Total expenses	112	350	31	85	108	(174)		512

Income (loss) before taxes	$260	$(460)	$3	$(51)	$(55)	$12		$(291)

Identifiable assets	$8,374	$24,342	$51	$1,317	$7,389	$(8,009	)(3)	$33,464

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees, and insurance recoveries.
(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivable and payables.
(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 12: Business Segments (continued)

	Six Months Ended June 30, 2009
In millions	U.S. Public Finance Insurance (National)	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$294	$336	$17	$1	$108	$-		$756
Realized gains and other settlements on insured derivatives	0	64	-	-	-	-		64
Unrealized gains (losses) on insured derivatives	0	2,033	-	-	-	-		2,033
Net gains (losses) on financial instruments at fair value and foreign exchange	-	12	(1)	(11)	171	-		171
Net realized gains (losses)	7	9	0	3	45	-		64
Net investment losses related to other-than-temporary impairments	-	-	-	-	(303)	-		(303)
Net gains on extinguishment of debt	-	1	-	2	98	5		106
Revenues of consolidated VIEs	-	6	-	-	25	-		31
Inter-segment revenues(2)	80	100	9	10	2	(201)		-

Total revenues	381	2,561	25	5	146	(196)		2,922
Loss and LAE incurred	63	(99)	-	-	-	-		(36)
Operating expenses	18	151	20	16	14	-		219
Interest expense	-	67	-	36	97	-		200
Expenses of consolidated VIEs	-	41	-	-	10	-		51
Inter-segment expense(2)	67	70	1	-	64	(202)		-

Total expenses	148	230	21	52	185	(202)		434

Income (loss) before taxes	$233	$2,331	$4	$(47)	$(39)	$6		$2,488

Identifiable assets	$8,198	$16,828	$46	$1,138	$9,048	$(8,862	)(3)	$26,396

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees, and insurance recoveries.
(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivable and payables.
(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 12: Business Segments (continued)

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Total premiums earned:
United States	$141	$154	$283	$331
United Kingdom	8	1	21	10
Europe (excluding United Kingdom)	7	10	12	14
Internationally diversified	9	19	18	76
Central and South America	11	11	21	20
Asia	3	5	7	9
Other	3	5	6	9

Total	$182	$205	$368	$469

The following tables summarize the segments within the wind-down operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$29	$1	$-	$30
Net gains (losses) on financial instruments at fair value and foreign exchange	5	-	-	5
Net realized gains (losses)	0	-	-	-
Net investment losses related to other-than-temporary impairments	(12)	-	-	(12)
Net gains on extinguishment of debt	18	-	-	18
Revenues of consolidated VIEs	9	18	-	27
Inter-segment revenues(2)	(4)	(1)	0	(5)

Total revenues	45	18	-	63
Operating expenses	2	-	-	2
Interest expense	31	-	-	31
Expenses of consolidated VIEs	-	3	-	3
Inter-segment expense(2)	14	2	0	16

Total expenses	47	5	-	52

Income (loss) before taxes	$(2)	$13	$-	$11

Identifiable assets	$5,740	$1,880	$(231)	$7,389

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 12: Business Segments (continued)

	Three Months Ended June 30, 2009
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$48	$0	$-	$48
Net gains (losses) on financial instruments at fair value and foreign exchange	116	-	-	116
Net realized gains (losses)	18	-	-	18
Net investment losses related to other-than-temporary impairments	(107)	-	-	(107)
Net gains on extinguishment of debt	94	-	-	94
Revenues of consolidated VIEs	-	24		24
Inter-segment revenues(2)	1	1	(1)	1

Total revenues	170	25	(1)	194
Operating expenses	8	1	-	9
Interest expense	38	-	-	38
Expenses of consolidated VIEs	-	3	-	3
Inter-segment expense(2)	29	1	0	30

Total expenses	75	5	-	80

Income (loss) before taxes	$95	$20	$(1)	$114

Identifiable assets	$6,919	$2,086	$43	$9,048

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 12: Business Segments (continued)

	Six Months Ended June 30, 2010
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$60	$2	$-	$62
Net gains (losses) on financial instruments at fair value and foreign exchange	(9)	-	-	(9)
Net realized gains (losses)	(11)	-	-	(11)
Net investment losses related to other-than-temporary impairments	(39)	-	-	(39)
Net gains on extinguishment of debt	18	-	-	18
Revenues of consolidated VIEs	21	21	-	42
Inter-segment revenues(2)	(7)	(2)	(1)	(10)

Total revenues	33	21	(1)	53
Operating expenses	3	0	-	3
Interest expense	64	-	-	64
Expenses of consolidated VIEs	-	7	-	7
Inter-segment expense(2)	32	3	(1)	34

Total expenses	99	10	(1)	108

Income (loss) before taxes	$(66)	$11	$-	$(55)

Identifiable assets	$5,740	$1,880	$(231)	$7,389

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 12: Business Segments (continued)

	Six Months Ended June 30, 2009
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$108	$0	$-	$108
Net gains (losses) on financial instruments at fair value and foreign exchange	171	-	-	171
Net realized gains (losses)	45	-	-	45
Net investment losses related to other-than-temporary impairments	(303)	-	-	(303)
Net gains on extinguishment of debt	98	-	-	98
Revenues of consolidated VIEs	-	25		25
Inter-segment revenues(2)	2	-	0	2

Total revenues	121	25	-	146
Operating expenses	13	1	-	14
Interest expense	97	-	-	97
Expenses of consolidated VIEs	-	10	-	10
Inter-segment expense(2)	62	2	0	64

Total expenses	172	13	-	185

Income (loss) before taxes	$(51)	$12	$-	$(39)

Identifiable assets	$6,919	$2,086	$43	$9,048

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 13: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended June 30, 2010 and 2009, there were 5,589,498 and 7,689,693, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. For the six months ended June 30, 2010 and 2009, there were 5,483,258 and 7,270,999, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions except per share amounts	2010	2009	2010	2009
Net income (loss)	$1,295	$898	$(185)	$1,599
Net income (loss) available to common shareholders	$1,295	$895	$(185)	$1,591
Basic weighted-average shares(1)	204,377,833	208,097,729	204,639,226	208,287,929
Effect of common stock equivalents:
Stock options	543,840	-	-	-

Diluted weighted-average shares	204,921,673	208,097,729	204,639,226	208,287,929

Basic EPS:
Net income (loss)	$6.34	$4.30	$(0.90)	$7.64

Diluted EPS:
Net income (loss)	$6.32	$4.30	$(0.90)	$7.64

(1) -	Includes 5,463,932 and 5,430,414 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the three months ended June 30, 2010 and 2009, respectively. Includes 5,424,146 and 5,040,144 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the six months ended June 30, 2010 and 2009, respectively.

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

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that plaintiffs’ claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. On November 12, 2008, the United States Court of Appeals for the Second Circuit affirmed the Court’s dismissal on statute of limitations grounds, but remanded the case to allow the plaintiffs to file an amended complaint. The Second Consolidated Amended Class Action Complaint was filed on February 18, 2009. The defendants filed their renewed motion to dismiss on April 17, 2009, and on September 24, 2009, the Court granted that motion and dismissed plaintiffs’ complaint with prejudice. On November 2, 2009, the plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit. On April 27, 2010, plaintiffs filed their opening brief. On June 11, 2010, the Company and the individual defendants filed their response brief. On June 25, 2010, the plaintiffs filed their reply brief. On June 22 and 24, 2010, individual defendants Juliette Tehrani and David Elliot, respectively, were voluntarily dismissed from the litigation.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 14: Commitments and Contingencies (continued)

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re MBIA Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff, the Teachers’ Retirement System of Oklahoma, seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. On March, 31, 2010, the Court denied in part and granted in part MBIA’s motion to dismiss. The motion to dismiss was granted in full as to Messrs. Chaplin and Dunton. On April 30, 2010, plaintiffs filed their Second Consolidated Amended Class Action Complaint.

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant, entitled Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515, (the “Detroit Complaint”), was filed in the United States District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Consolidated Class Action, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The Detroit Complaint purports to relate to a so-called “Relevant Time Period” from February 9, 2006, through the time of filing of the complaint. A Special Litigation Committee of two independent directors of MBIA Inc. (the “SLC”) has determined after a good faith and thorough investigation that pursuit of the allegations set out in the Detroit Complaint is not in the best interests of the Company and its shareholders. On January 23, 2009, the SLC served a motion to dismiss the Detroit Complaint. In November 2009, District Court Judge Kenneth M. Karas referred the case to Magistrate Judge George A. Yanthis for pretrial purposes. Magistrate Judge Yanthis has ordered discovery to proceed pending the SLC’s motion to dismiss. Discovery has been stayed, however, while MBIA’s objection to that order is pending before District Court Judge Karas.

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

On July 23, 2008, the City of Los Angeles filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Company and AMBAC Financial Group, Inc., XL Capital Assurance Inc., ACA Financial Guaranty Corp., Financial Guaranty Insurance Company, and CIFG Assurance North America, Inc. At the same time and subsequently, additional Complaints against the Company and nearly all of the same co-defendants were filed by the City of Stockton, the City of Oakland, the City and County of San Francisco, the County of San Mateo, the County of Alameda, the City of Los Angeles Department of Water and Power, the Sacramento Municipal Utility District, the City of Sacramento, the City of Riverside, the Los Angeles World Airports, the City of Richmond, Redwood City, the East Bay Municipal Utility District, the Sacramento Suburban Water District, the City of San Jose, the County of Tulare, the Regents of the University of California , Contra Costa County, the Redevelopment Agency of the City of Riverside, and the Public Financing Authority of the City of Riverside. These cases are now part of a coordination proceeding in Superior Court, San Francisco County, before Judge Richard A. Kramer, referred to as the Ambac Bond Insurance Cases. On April 8, 2009, The Olympic Club filed a complaint against the Company in the Superior Court of the State of California, County of San Francisco. The Olympic Club case is being coordinated with the Ambac Bond Insurance Cases. In addition, a complaint was filed by the Jewish Community Center of San Francisco and the Redevelopment Agency of San Jose on July 7, 2010. That complaint is expected to be added to the Ambac Bond Insurance Cases. Fitch Inc., Fitch Ratings, Ltd., Fitch Group, Inc., Moody’s Corporation, Moody’s Investors Service, Inc., The McGraw-Hill Companies, Inc., and Standard & Poor’s Corporation have been added as defendants in seven of these actions.

The claims as they now stand allege participation by all defendants in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and not-for-profit issuers and thus created market demand for bond insurance. Plaintiffs also allege that the individual bond insurers participated in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and each failed adequately to disclose the impact of those transactions on their financial condition. In addition to the statutory antitrust claim, plaintiffs asserts common law theories in breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, negligence, and unjust enrichment. The non-municipal plaintiffs also allege a California unfair competition cause of action. The Company expects to demur to all the claims against it on September 17, 2010.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 14: Commitments and Contingencies (continued)

On July 23, 2008, the City of Los Angeles filed a separate complaint in the Superior Court, County of Los Angeles, naming as defendants the Company and other financial institutions, and alleging fraud and violations of California’s antitrust laws through bid-rigging in the sale of guaranteed investment contracts and what plaintiff calls “municipal derivatives” to municipal bond issuers. The case was removed to federal court and transferred by order dated November 26, 2008, to the Southern District of New York for inclusion in the multidistrict litigation In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950. Complaints making the same allegations against the Company and nearly all of the same co-defendants were then or subsequently filed by the County of San Diego, the City of Stockton, the County of San Mateo, the County of Contra Costa, Los Angeles World Airports, the Redevelopment Agency of the City of Stockton, the Public Financing Authority of the City of Stockton, the County of Tulare, the Sacramento Suburban Water District, Sacramento Municipal Utility District , the City of Riverside, the Redevelopment Agency of the City of Riverside, the Public Financing Authority of the City of Riverside, Redwood City, the East Bay Municipal Utility District, the Redevelopment Agency of the City and County of San Francisco, the City of Richmond, the City of San Jose, and the San Jose Redevelopment Agency. These cases have all been added to the multidistrict litigation. Plaintiffs in all of the cases assert federal as well as California state antitrust claims. In February, 2010, the Company moved to dismiss the then-existing complaints and, on April 28, 2010, Judge Victor Marrero denied the motion. The Company’s motion for reconsideration was denied on May 3, 2010. The State of West Virginia, previously a plaintiff in the multidistrict proceeding making federal antitrust claims, amended its complaint to add the Company as a defendant on June 21, 2010. The Company has answered some of the complaints, denying the material allegations, and is preparing to answer the others.

On March 12, 2010, the City of Phoenix, Arizona filed a complaint in the United States District Court for the District of Arizona against MBIA Inc, Ambac Financial Group, Inc. and Financial Guaranty Insurance Company relating to insurance premiums charged on municipal bonds issued by the City of Phoenix between 2004 and 2007. Plaintiff’s complaint alleges pricing discrimination under Arizona insurance law and unjust enrichment. MBIA Inc. filed its answer on May 28, 2010.

On April 5, 2010, Tri-City Healthcare District, a California public healthcare legislative district, filed a complaint in the Superior Court of California, County of San Francisco, against MBIA Inc., MBIA Corp., National, and certain MBIA employees (collectively for this paragraph, “MBIA”), among other parties (various financial institutions and law firms). The complaint purports to state 19 causes of action (12 against MBIA) for fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, economic duress and statutory claims for unfair business practices and violation of the California False Claims Act arising from Tri-City Healthcare District’s investment in auction rate securities. MBIA’s demurrer was filed on July 15, 2010.

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

Recovery Litigation

On September 30, 2008, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleged that Countrywide fraudulently induced MBIA to provide financial guarantee insurance on securitizations of home equity lines of credit and closed end second liens by misrepresenting the true risk profile of the underlying collateral and Countrywide’s adherence to its strict underwriting standards and guidelines. The complaint also alleged that Countrywide breached its representations and warranties and its contractual obligations, including its obligation to cure or repurchase ineligible loans as well as its obligation to service the loans in accordance with industry standards. In an order dated July 8, 2009, the New York State Supreme Court denied Countrywide’s motion to dismiss in part, allowing the fraud cause of action to proceed against all three Countrywide defendants and the contract causes of action to proceed against Countrywide Home Loans, Inc. All parties have filed notices of appeal and defendants filed their answer to the complaint on August 3, 2009. On August 24, 2009, MBIA Corp. filed an amended complaint, adding Bank of America and Countrywide Home Loans Servicing LP as defendants and identifying an additional five securitizations. On April 29, 2010, Judge Eileen Bransten denied defendants’ motion to dismiss Bank of America and allowed MBIA Corp.’s claims for successor and vicarious liability to proceed against Bank of America, as well as upholding MBIA Corp.’s fraud claim. On June 11, 2010, MBIA Corp. filed its cross notice of appeal with respect to the dismissal of its claims of negligent misrepresentation and the limitation of its claim for breach of implied covenant of good faith and fair dealing.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 14: Commitments and Contingencies (continued)

On July 10, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against Bank of America Corporation, Countrywide Financial Corporation, Countrywide Home Loans, Inc, Countrywide Securities Corporation, Angelo Mozilo, David Sambol, Eric Sieracki, Ranjit Kripalani, Jennifer Sandefur, Stanford Kurland, Greenwich Capital Markets, Inc., HSBC Securities (USA) Inc., UBS Securities, LLC, and various Countrywide-affiliated Trusts. The complaint alleges that Countrywide made numerous misrepresentations and omissions of material fact in connection with its sale of certain residential mortgage-backed securities (“RMBS”), including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA as the insurer of the income streams on these securities. On June 21, 2010, MBIA Corp. filed its second amended complaint. Defendants’ demurrers, to which MBIA Corp. has not yet responded, were filed on July 21, 2010.

On October 15, 2008, MBIA Corp. commenced an action in the United States District Court for the Southern District of New York against Residential Funding Company, LLC (“RFC”). On December 5, 2008, a notice of voluntary dismissal without prejudice was filed in the Southern District of New York and the complaint was re-filed in the Supreme Court of the State of New York, New York County. The complaint alleges that RFC fraudulently induced MBIA Corp. to provide financial guarantee policies with respect to five RFC closed-end home equity second-lien and HELOC securitizations, and that RFC breached its contractual representations and warranties, as well as its obligation to repurchase ineligible loans, among other claims. On December 23, 2009, Justice Fried denied in part RFC’s motion to dismiss MBIA’s complaint with respect to MBIA’s fraud claims. On March 19, 2010, MBIA Corp. filed its amended complaint. On May 14, 2010, RFC filed a motion to dismiss only the renewed negligent misrepresentation claim, which is now fully briefed and before the court.

On April 1, 2010, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against GMAC Mortgage, LLC. The complaint alleges fraud and negligent misrepresentation on the part of GMAC Mortgage, LLC in connection with the procurement of financial guarantee insurance on three RMBS transactions, breach of GMAC Mortgage, LLC’s representations and warranties and its contractual obligation to cure or repurchase ineligible loans and breach of the implied duty of good faith and fair dealing. On June 4, 2010, GMAC Mortgage LLC’s filed its motion to dismiss, which is now fully briefed and before the court.

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

On April 30, 2009, MBIA Corp. and LaCrosse commenced an action in the New York State Supreme Court, New York County, against Merrill Lynch, Pierce, Fenner and Smith, Inc. and Merrill Lynch International. The complaint (amended on May 15, 2009) seeks damages in an as yet indeterminate amount believed to be in excess of several hundred million dollars arising from alleged misrepresentations and breaches of contract in connection with eleven CDS contracts pursuant to which MBIA wrote protection in favor of Merrill and other parties on a total of $5.7 billion in CDOs arranged and marketed by Merrill Lynch. The complaint also seeks rescission of the CDS contracts. On April 9, 2010, Justice Bernard Fried denied in part and granted in part Merrill Lynch’s motion to dismiss. On April 13, 2010, MBIA Corp. filed a notice of appeal with respect to the dismissal of its claims for fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing. Merrill Lynch filed its cross notice of appeal regarding the breach of contract claim that survived the motion to dismiss.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 14: Commitments and Contingencies (continued)

On January 21, 2010, MBIA Corp. and LaCrosse commenced an action in New York State Supreme Court, Westchester County, against Royal Bank of Canada and RBC Capital Markets Corporation (“RBC”) relating to three CDS transactions and related insurance policies referencing Logan CDO I, Ltd., Logan CDO II, Ltd. and Logan CDO III, Ltd. (the “Logan CDOs”). The complaint alleges RBC fraudulently or negligently induced MBIA to insure the Logan CDOs, claims for breach of contract and promissory estoppel, and challenges RBC’s failure to issue credit event and related notifications in accordance with contractual obligations for the Logan CDOs. RBC’s motion to dismiss has been fully briefed.

On October 14, 2008, June 17, 2009 and August 25, 2009, MBIA Corp. submitted proofs of claim to the FDIC with respect to the resolution of IndyMac Bank, F.S.B. for both pre- and post-receivership amounts owed to MBIA Corp. as a result of IndyMac’s contractual breaches and fraud in connection with financial guarantee insurance issued by MBIA Corp. on securitizations of home equity lines of credit. The proofs of claim were subsequently denied by the FDIC. MBIA Corp. has appealed the FDIC’s denial of its proofs of claim via a complaint, filed on May 29, 2009, against IndyMac Bank, F.S.B. and the FDIC, as receiver, in the United States District Court for the District of Columbia and alleges that IndyMac fraudulently induced MBIA Corp. to provide financial guarantee insurance on securitizations of home equity lines of credit by breaching contractual representations and warranties as well as negligently and fraudulently misrepresenting the nature of the loans in the securitization pools and IndyMac’s adherence to its strict underwriting standards and guidelines. On February 8, 2010, MBIA Corp. filed its amended complaint against the FDIC both in its corporate capacity and as conservator/receiver of IndyMac Federal Bank, F.S.B. for breach of its contractual obligations as servicer and seller for the IndyMac transactions at issue and for unlawful disposition of IndyMac Federal Bank, F.S.B.’s assets in connection with the FDIC’s resolution of IndyMac Bank, F.S.B. On May 21, 2010, the FDIC filed separate motions to dismiss both in its capacity as a corporate entity and as receiver/conservator. MBIA Corp. filed its opposition to the FDIC’s motions to dismiss on July 1, 2010. The FDIC’s replies were filed on July 30, 2010.

On September 22, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against IndyMac ABS, Inc., Home Equity Mortgage Loan Asset-Backed Trust, Series 2006-H4, Home Equity Mortgage Loans Asset-Backed Trust, Series INDS 2007-I, Home Equity Mortgage Loan Asset-Backed Trust, Series INDS 2007-2, Credit Suisse Securities (USA), L.L.C., UBS Securities, LLC, JPMorgan Chase & Co., Michael Perry, Scott Keys, Jill Jacobson, and Kevin Callan. The Complaint alleges that IndyMac Bank made numerous misrepresentations and omissions of material fact in connection with its sale of certain RMBS, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA Corp. commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA Corp. as the insurer of the income streams on these securities. On October 19, 2009, MBIA Corp. dismissed IndyMac ABS, Inc. from the action without prejudice. On October 23, 2009, defendants removed the case to the United States District Court for the Central District of California. On November 30, 2009, the IndyMac trusts were consensually dismissed from the litigation. On December 23, 2009, federal District Court Judge S. James Otero of the Central District of California granted MBIA Corp.’s motion to remand the case to Los Angeles Superior Court. On March 25, 2010, the case was reassigned to Judge Carl West. On June 4, 2010, defendants filed their Answers and Motion for Judgment on the Pleadings. MBIA Corp.’s opposition was filed on June 23, 2010. On August 3, 2010, the court denied defendants Motion for Judgement on the Pleadings in its entirety and discovery will proceed.

On May 17, 2010, MBIA Corp. and LaCrosse brought an action in the High Court of Justice, Chancery Division, in London, against UBS AG’s London Branch relating to an MBIA Corp.-insured credit derivative transaction seeking an adjudication that delivery of certain collateral was required after LaCrosse served UBS with certain credit event notices on April 27, 2010.

On December 9, 2009, MBIA Corp. and LaCrosse commenced an action in United States District Court for the Southern District of New York against Cooperatieve Centrale Raiffeisen Boerenleenbank B.A. (“Rabobank”), The Bank of New York Mellon Trust Company, N.A., as Trustee (“Bank of New York Mellon”), and Paragon CDO Ltd. MBIA, as controlling class under the relevant Indenture, commenced the action seeking declaratory relief and damages for breach of contract and negligence relating to the improper sale of certain reference obligations in the Paragon CDO portfolio pool. On January 15, 2010, Rabobank and The Bank of New York Mellon filed their answers. On February 16, 2010, Paragon CDO Ltd. was dismissed from the case with prejudice. On April 16, 2010, Rabobank and Bank of New York Mellon filed respective pleadings opposing MBIA Corp.’s motion for summary judgment and in support of their own cross-motions for summary judgment and briefing is now completed.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 14: Commitments and Contingencies (continued)

Transformation Litigation

On March 11, 2009, a complaint was filed in the United States District Court of the Southern District of New York against the Company and its subsidiaries, MBIA Corp. and National, entitled Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (S.D.N.Y.). The lead plaintiffs, Aurelius Capital Master, Ltd., Aurelius Capital Partners, LP, Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P., and Fir Tree Mortgage Opportunity Master Fund, L.P. (the “Aurelius Plaintiffs”), purport to be acting as representatives for a class consisting of all holders of securities, instruments, or other obligations for which MBIA Corp., before February 18, 2009, issued financial guarantee insurance other than United States municipal/governmental bond securities. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances under §§ 273, 274 and 276 of New York Debtor and Creditor Law and a breach of the implied covenant of good faith and fair dealing under New York common law. The Complaint seeks, inter alia, (a) a declaration that the alleged fraudulent conveyances are null and void and set aside, (b) a declaration that National is responsible for the insurance policies issued by MBIA Corp. up to February 17, 2009, and (c) an award of damages in an unspecified amount together with costs, expenses and attorneys’ fees in connection with the action. On February 11, 2010, Judge Sullivan entered an order denying MBIA’s motion to dismiss. On April 7, 2010, Judge Sullivan denied the application for certification for an interlocutory appeal of his denial of MBIA’s motion to dismiss. Discovery is proceeding.

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

On May 13, 2009, a complaint was filed in the New York State Supreme Court against the Company and its subsidiaries, MBIA Corp. and National, entitled ABN AMRO Bank N.V. et al. v. MBIA Inc. et al. The plaintiffs, a group of 19 domestic and international financial institutions, purport to be acting as holders of insurance policies issued by MBIA Corp. directly or indirectly guaranteeing the repayment of structured finance products. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances and a breach of the implied covenant of good faith and fair dealing under New York law. The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions, (b) declaring that the Transactions constituted a fraudulent conveyance, (c) declaring that MBIA Inc. and National are jointly and severally liable for the insurance policies issued by MBIA Corp., and (d) ordering damages in an unspecified amount. On February 17, 2010, Justice Yates denied defendants’ motion to dismiss. On February 25, 2010, the Company filed its Notice of Appeal of the denial to the Appellate Division of the New York State Supreme Court. On April 1, 2010, MBIA’s motion to stay the case pending appeal was denied. On April 7 and April 22, 2010, respectively, the New York State Insurance Department and the Aurelius Plaintiffs each filed a motion for leave to file an amicus brief in MBIA’s appeal. On March 22, 2010, MBIA filed its opening brief with the Appellate Division and on April 21, 2010, plaintiffs filed their opposition brief. MBIA filed its reply brief on April 30, 2010. On May 6, 2010, the Appellate Division granted the New York State Insurance Department’s motion to file an amicus brief. Argument was heard on June 2, 2010. Discovery is proceeding while a decision from the Appellate Division is pending.

MBIA Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 14: Commitments and Contingencies (continued)

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

Note 15: Subsequent Events

Refer to “Note 14, Commitments and Contingencies” for information about legal proceedings that commenced after June 30, 2010.

Subsequent to June 30, MBIA Corp. acquired 82.6% of Channel Re that it didn’t previously own. Refer to “Note 1, Business and Organization” for information about this acquisition.

On July 16, 2010, MBIA Corp. entered into an agreement with one of its counterparties to commute its exposure under three insured credit derivative transactions. The agreement resulted in the commutation of $4.4 billion in gross par outstanding in exchange for a payment of $72 million by MBIA Corp. Of the $4.4 billion commuted, $2.9 billion was commuted effective July 16, 2010. The remaining exposure of $1.5 billion will be commuted by no later than November 1, 2010. The Company does not expect to pay claims in connection with that exposure. The impact of the $72 million payment, which is $34 million after reinsurance, will be reflected in the Company’s results for the third quarter of 2010. In assessing the reasonableness of the fair value estimate for insured CDS, the Company considered the executed prices for those transactions as well as a review of internal consistency and relativity.

On July 16, 2010, MBIA Corp. and the sponsor of several MBIA-insured mortgage loan securitizations entered into a settlement agreement. The agreement resolves all of MBIA’s representation and warranty claims against the sponsor on mutually beneficial terms, and is substantially consistent with the recoveries previously recorded by the Company related to these exposures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This quarterly report of MBIA Inc. (“MBIA”, the “Company” or “we”) includes statements that are not historical or current facts and are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “intend,” “will likely result,” “looking forward” or “will continue,” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. MBIA cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. We undertake no obligation to publicly correct or update any forward-looking statement if the Company later becomes aware that such result is not likely to be achieved.

The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•	the possibility that the Company will not realize insurance loss recoveries expected in disputes with sellers/services of residential mortgage-backed securities (“RMBS”) transactions;

•

the possibility that the Company will experience severe losses or liquidity needs due to increased deterioration in its insurance portfolios and in particular, due to the performance of RMBS and collateralized debt obligations (“CDOs”) including multi-sector and commercial mortgage-backed securities (“CMBS”) CDOs;

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

•

accounting standards adopted voluntarily or as required by generally accepted accounting principles (“GAAP”) or regulators, including but not limited to the recently issued guidance for variable interest entities (“VIEs”); and

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

EXECUTIVE OVERVIEW

MBIA operates the largest financial guarantee insurance business in the industry and is a provider of asset management advisory services. These activities are principally managed through three business segments: U.S. public finance insurance, structured finance and international insurance, and advisory services. Our U.S. public finance insurance business is operated through National Public Finance Guarantee Corporation (“National”), our structured finance and international insurance business is operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and our advisory services business is operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). Our corporate segment includes revenues and expenses that arise from general corporate activities. We also manage asset/liability products and conduit programs, which are in wind-down.

Economic and Financial Market Trends and MBIA’s Business Outlook

We believe the second quarter of 2010 continued to suggest restrained economic recovery and sluggish growth in all sectors within the employment, housing and financial sectors. MBIA’s business outlook should be viewed against this backdrop since these are some of the key economic conditions which, together with the ineligibility of loans supporting our insured RMBS transactions, significantly impact our financial results. In the second quarter of 2010, losses in our structured finance insurance business, particularly in the RMBS sector, continued to place considerable stress on our economic results and our capacity to generate new business. These losses were primarily driven by high levels of mortgage loans that did not meet eligibility criteria and improperly serviced loans included in MBIA Corp.-insured RMBS transactions.

We also continued to review mortgage loans in our insured transactions in this sector to further identify ineligible loans which the sellers/servicers have a contractual obligation to cure, repurchase or replace, and we have recorded recoveries in connection with these contractual “put-back” rights based on our assessment of a distribution of possible outcomes (factoring in all known uncertainties). The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented based on additional forensic reviews of mortgage files, developments in pending litigation proceedings in which we are seeking to enforce these put-back rights and other factors that could influence the amount and likelihood of the recoveries. A more detailed discussion is presented within the “Critical Accounting Estimates” included herein.

In addition, we recorded additional impairments related to CMBS exposure in the second quarter of 2010. Although we have observed very few loan liquidations or property sales within the underlying MBIA Corp.-insured CMBS transactions and although we believe that the probability of substantial losses from these exposures is small, observed underlying loan delinquencies have accelerated and certain debt coverage ratios have deteriorated in this sector. Our financial results have also been extremely volatile since the fourth quarter of 2007 as a result of unrealized gains and losses on our insured credit derivatives, which we do not believe reflect the underlying economics of our business. We therefore fully expect that both economic performance and reported financial results may remain volatile and uncertain for the remainder of 2010.

Our ability to overcome these economic stresses will depend, in part, on the strength of our balance sheet. Our business model has been significantly impacted by adverse rating actions by Standard & Poor’s (“S&P”) and Moody’s. Additionally, the pending litigation challenging the establishment of National has constrained our ability to generate new insurance business. We expect that once the pending litigation is resolved we will be able to obtain the highest possible credit ratings and the market acceptance necessary to meet our objectives. Our ability to achieve these ratings is subject to rating agency criteria in effect at that time, and there is no assurance that we will be able to achieve such ratings.

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

Financial Highlights

For the three months ended June 30, 2010, we recorded consolidated net income of $1.3 billion or $6.32 per share compared with consolidated net income of $895 million or $4.30 per share, after adjusting for preferred stock dividends of MBIA Insurance Corp., for the same period of 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

For the six months ended June 30, 2010, we recorded a consolidated net loss of $185 million or $0.90 per share compared with consolidated net income of $1.6 billion or $7.64 per share, after adjusting for preferred stock dividends of MBIA Insurance Corp., for the same period of 2009.

National and MBIA Corp. had cash and short-term investments of $594 million and $1.6 billion as of June 30, 2010, respectively. The corporate segment and the wind-down segment had cash and short-term investments of $365 million and $1.1 billion as of June 30, 2010, respectively.

Our consolidated book value (total shareholders’ equity) was $2.7 billion as of June 30, 2010, increasing from $2.6 billion as of December 31, 2009. Our consolidated book value per share as of June 30, 2010 was $13.16 increasing from $12.66 as of December 31, 2009.

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

As of June 30, 2010, ABV per share was $35.76, down 2% from $36.35 as of December 31, 2009. The decrease in ABV was primarily driven by an increase in impairments on credit default swaps (“CDS”). The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In thousands, except per share data	June 30, 2010	December 31, 2009
Total shareholders’ equity of MBIA, Inc.	$2,651,249	$2,590,098
Basic common shares outstanding	201,512	204,668

Book value per share	$13.16	$12.66
Additions to book value (after-tax):
Net unearned premium revenue(1)(2)	13.77	14.59
Deferred acquisition costs	(1.38)	(1.49)
Present value of insured derivative installment revenue(2)	1.82	1.92
Wind-down operations future spread adjustment	0.55	(0.61)
Loss provision(3)	(1.87)	(1.98)
Cumulative impairments on insured credit derivatives(2)	(8.25)	(5.89)
Subtractions from book value (after-tax):
Impact of consolidating certain VIEs(4)	1.00	-
Cumulative unrealized loss on insured credit derivatives	14.45	12.09
Unrealized losses included in other comprehensive income	2.51	5.06

Total adjustments	22.60	23.69

Adjusted book value	$35.76	$36.35

(1)-	Consists of financial guarantee premiums and fees.

(2)-	The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts. The discount rate on insured derivative installment revenue and impairments and the wind-down operations future spread adjustment was 5.0%.

(3)-	Calculated by applying 12% to net unearned premium revenue on an after-tax basis.

(4)-	Represents the impact on consolidated total equity of VIEs that are not considered a business enterprise of the Company.

A detailed discussion of our financial results is presented within the “Results of Operations” section included herein. See the “Capital Resources—Insurance Statutory Capital” section included herein for a discussion of National’s and MBIA Corp.’s capital position under statutory accounting principles.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

During the second quarter of 2010, National received approval from the New York State Insurance Department (the “NYSID”) to reset its unassigned surplus to zero as of January 1, 2010. Previously, National had an unassigned surplus deficit principally as a result of the 2009 reinsurance transaction between National and MBIA Corp. whereby National reinsured MBIA Corp.’s U.S. public finance business. Under New York State insurance law, without prior approval of the Superintendent of the NYSID, financial guarantee insurance companies can pay dividends from earned surplus, which is a component of unassigned surplus, subject to meeting minimum capital requirements. The reset provides National with dividend capacity of $76 million as of June 30, 2010. However, we do not intend to declare dividends in 2010.

Recent Developments

On July 16, 2010, MBIA Corp. entered into an agreement with one of its counterparties to commute its exposure under three insured credit derivative transactions. The agreement resulted in the commutation of $4.4 billion in gross par outstanding in exchange for a payment of $72 million by MBIA Corp. Of the $4.4 billion commuted, $2.9 billion was commuted effective July 16, 2010. The remaining exposure of $1.5 billion will be commuted by no later than November 1, 2010. The Company does not expect to pay claims in connection with that exposure. The impact of the $72 million payment, which is $34 million after reinsurance, will be reflected in the Company’s results for the third quarter of 2010. In assessing the reasonableness of the fair value estimate for insured CDS, the Company considered the executed prices for those transactions as well as a review of internal consistency and relativity.

On July 16, 2010, MBIA Corp. and the sponsor of several MBIA-insured mortgage loan securitizations entered into a settlement agreement in which MBIA Corp. received a payment in exchange for a release relating to its representation and warranty claims against the sponsor. The agreement resolves all of MBIA’s representation and warranty claims against the sponsor on mutually beneficial terms, and is substantially consistent with the recoveries previously recorded by the Company related to these exposures.

On July 19, 2010, MBIA Insurance Corp. acquired the 82.6% of Channel Reinsurance Ltd. (“Channel Re”) and its parent company, ChannelRe Holdings Ltd. that it did not previously own for $40 million in cash. Channel Re is a financial guarantee reinsurer founded in 2004, which assumed business only from MBIA Insurance Corp. and MBIA UK Insurance Ltd. (“MBIA UK”). MBIA Insurance Corporation and MBIA UK have since commuted all reinsurance with Channel Re and plan to liquidate the company in the third quarter of 2010. Upon the commutation MBIA Insurance Corp., National and MBIA UK will reassume approximately $21.6 billion, $7.8 billion, and $2.1 billion in par outstanding, respectively. The transaction, including the liquidation, will result in an increase in statutory capital for MBIA Corp., and is considered accretive to its liquidity position. See the “Results of Operations—U.S. Public Finance and Structured Finance and International Reinsurance” section included herein for a further discussion of Channel Re.

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with GAAP, which requires the use of estimates and assumptions. The following accounting estimates are viewed by management to be critical because they require significant judgment on the part of management. Management has discussed and reviewed the development, selection, and disclosure of the critical accounting estimates with the Company’s Audit Committee. Financial results could be materially different if other methodologies were used or if management modified its assumptions. Refer to Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2009 for critical accounting estimates not included below.

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our major operating insurance companies (National, MBIA Insurance Corporation and MBIA UK) and reviewed by our executive Loss Reserve Committee, which consists of members of senior management. Loss and LAE reserves include case basis reserves and accruals for LAE incurred with respect to MBIA Corp.’s non-derivative financial guarantees. Case basis reserves represent our estimate of expected losses to be paid under an insurance contract, net of potential recoveries on insured obligations that have defaulted or are expected to default. These reserves require the use of judgment and estimates with respect to the occurrence, timing and amount of paid losses and recoveries on insured obligations. Given that the reserves are based on such estimates and assumptions, there can be no assurance that the actual ultimate losses will not exceed such estimates resulting in the Company recognizing additional loss and LAE in earnings.

Case Basis Reserves

We take into account a number of variables in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the issuers of the insured obligations, expected recovery rates on unsecured obligations and the projected cash flow or market value of any assets pledged as collateral on secured obligations, and the expected rates of recovery, cash flow or market values on such obligations or assets. Factors that may affect the actual ultimate realized losses for any policy include economic conditions and trends, levels of interest rates, rates of inflation, borrower behavior, the default rate and salvage values of specific collateral, and our ability to enforce contractual rights through litigation and otherwise. Our remediation strategy may also have an impact on our loss reserves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

In establishing case basis loss reserves, we calculate the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and expected term of such net payments. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of our loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. If the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of June 30, 2010. For example, a higher discount rate applied to expected payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to expected potential recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company. However, we believe that the discount rates used as of June 30, 2010 represent the most appropriate risk-free rates for present valuing our case basis loss reserves, as these rates are commonly used metrics throughout financial markets.

The majority of our case basis reserves and insurance loss recoveries related to insured RMBS transactions as of June 30, 2010, and are described below. Refer to Note “10: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about our loss reserves.

RMBS Case Basis Reserves and Recoveries

Reserves

To determine our RMBS case basis reserves as of June 30, 2010, which relate to RMBS backed by home equity lines of credit (“HELOCs”) and closed-end second mortgages (“CES”), we use a process we call the “Roll Rate Methodology.” It is a multi-step process using a database of loan level information, a proprietary internal cash flow model and a commercially available model to estimate expected ultimate cumulative losses to our insured bonds. Our loss reserve estimates are based on a probability-weighted average of the three scenarios of loan loss (base, stress and additional stress case). In calculating the ultimate cumulative losses, we estimate the amount of loans that will be “charged-off” in the future. A loan is “charged-off” when the servicers in the transaction have deemed the loan to be uncollectible. We assume that such a charged-off loan has a zero recovery value.

“Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off. Generally, the Roll Rates are calculated for the previous three months and averaged. The Company assumes that the Roll Rate for 90+ day delinquent loans is 100%. Roll Rates for 30-59 days delinquent loans and 60-89 days delinquent loans are calculated on a transaction specific basis. The Roll Rate is applied to the amounts in the respective delinquency buckets based upon delinquencies as of May 31, 2010 to estimate future losses from loans that are delinquent as of the current reporting period.

Roll Rates for loans that are current as of May 31, 2010 (“Current Roll to Loss”) are calculated on a transaction specific basis. A proportion of loans reported current as of May 31, 2010, is assumed to become delinquent every month, at a Current Roll to Loss rate that persists at a high level for a time and subsequently starts to decline. A key assumption in our model is the period of time in which we project high levels of Current Roll to Loss to persist. In our base case, we assume that the Current Rolls to Loss begin to decline immediately and decline over six months to 25% of their levels as of May 2010. In our stress case, we extend the period of elevated delinquency and loss by six months. An additional stress case uses the base assumption for delinquencies but reduces the amount of excess spread projected to be captured from performing loans in the securitizations. For example, as of May 31, 2010, if 10% of the loans are in the 30-59 day delinquent bucket, and recent performance suggests that 30% of those loans will be charged-off, the Current Roll to Loss for the transaction is 3%. In our base case it is then assumed that the Current Roll to Loss will reduce linearly to 25% of its original value over the next six months (e.g., 3% will linearly reduce to 0.75% over the six months from June 2010 to December 2011). After that six-month period, we further reduced the Current Roll to Loss to 0% by early 2014 with the expectation that the performing seasoned loans and an economic recovery will eventually result in loan performance reverting to historically low levels of default. In our model, we assume that all current loans that become delinquent are “charged-off” after six months of delinquency.

In addition, in our loss reserve models for transactions secured by HELOCs, we considered borrower draws and repayment rates. For HELOCs, the current three-month average draw rate was used to project future draws on the line. For HELOCs and transactions secured by fixed-rate CES, the three-month average conditional repayment rate (“CRR”) was used to project voluntary principal repayments. The current loans generate excess spread which offsets the losses and reduces our payments. Cash flows also assumed a constant basis spread between floating rate assets and floating rate insured debt obligations (the difference between Prime and LIBOR interest rates, minus any applicable fees). For all transactions, cash flow models considered allocations and other structural aspects of a transaction, including managed amortization periods, rapid amortization periods and claims against MBIA Corp.’s insurance policy consistent with such policy’s terms and conditions. For loans that remain current (not delinquent) throughout the projection period, we assume that voluntary prepayments occur at the average rate experienced in the most recent three-month period. In developing multiple loss scenarios, stress is applied by elongating the Current Roll to Loss rate for various periods, simulating a slower improvement in the transaction performance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

The estimated net claims from the procedure above were discounted using a risk-free rate to a net present value reflecting MBIA Corp.’s general obligation to pay claims over time and not on an accelerated basis. The above assumptions represent MBIA Corp.’s best estimates of how transactions will perform over time.

We monitor portfolio performance on a monthly basis against projected performance, reviewing delinquencies, roll rates, prepayment rates (including voluntary and involuntary) and default rate trends. Since the third quarter of 2009, paid claims in each month have been somewhat below that projected in our model. We have not modified our expectations to reflect the lower claims. In the event of a material deviation in actual performance from projected performance, we would increase or decrease our case basis reserves quarterly accordingly. If defaults were to remain at the peak levels we are modeling for six months longer than in our probability-weighted outcome, the addition to our case basis reserves would be approximately $450 million.

We employ a similar approach to alternative A-paper (“Alt-A”) transactions with limited exceptions. The two major exceptions are: 1) the timelines to charge-off depend on the delinquency bucket of a loan (e.g., a loan in the real estate owned (“REO”) bucket is on an average liquidated more quickly than a loan in the foreclosure bucket) and 2) we do not assume a 100% loss severity for charged-off Alt-A loans. The loss severity used for projections is the three-month average of the current loss severities for loans in an Alt-A transaction.

Recoveries

During 2010, we have continued our review of mortgage loans in our insured transactions to further identify ineligible loans which the sellers/servicers have a contractual obligation to cure, repurchase or replace. As of June 30, 2010, MBIA recognized total estimated recoveries of $2.1 billion related to these transactions, of which $1.2 billion is recorded as “Insurance loss recoverable,” $792 million is recorded as “Loan repurchase commitments,” and $91 million is recorded in “Loss and Loss adjustment expense reserves” as a reduction to our case basis reserves on our consolidated balance sheet.

Our total estimated recoveries were based on the expected values of transaction-specific distributions of possible outcomes (factoring in all known uncertainties). The outcomes include: 1) recovery of amounts related to charged-off loan files that we have already reviewed and found to breach representations; 2) recovery of amounts related to currently performing loans expected to be charged-off in the future, assuming breach rates on those loans are consistent with breach rates on the population of loans we have reviewed; and 3) recoveries assuming sellers/servicers repurchase all loans that were deemed to be in breach of the sellers/servicers’ representations and warranties which is estimated by applying the breach rates on loans we have reviewed to the entire population of loans, including those not expected to be charged-off. Probabilities are then assigned to each scenario, based on the extent of actual file reviews supporting the estimated recoveries, the risk of litigation, risk of error in determining breach rates, counterparty credit risk, the cost of litigation and potential for delay, and other sources of uncertainty. The sum of the probabilities assigned to all scenarios is 100%. Expected cash inflows from recoveries are discounted using the current risk-free rate associated with the underlying credit, which ranged from 1.11% to 3.05% depending upon the transaction’s expected average life.

We also performed a credit assessment of the sellers/servicers against whom MBIA has asserted breaches of contract and have determined that the sellers/servicers of loans for which MBIA has recognized potential recoveries have sufficient capital and resources to honor their obligations, although expected recoveries reflect a discount based on their risk of having insufficient resources in the future. We have not recognized potential recoveries related to sellers/servicers that MBIA has determined did not have sufficient capital and resources to honor their obligations.

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

CRITICAL ACCOUNTING ESTIMATES (continued)

Valuation of Financial Instruments

We have categorized our financial instruments measured at fair value into the three-level classification prescribed by GAAP fair value measurements and disclosures, which considers pricing observability. Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, and fair value measurements of financial instruments where significant inputs are not observable are generally categorized as Level 3. We categorize our financial instruments conservatively using the lowest level category at which we can generate reliable fair values. The determination of reliability requires management to exercise judgment. The degree of judgment used to determine the fair values of financial instruments generally correlates to the degree to which pricing is not observable.

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

CRITICAL ACCOUNTING ESTIMATES (continued)

2. Financial Liabilities

The Company’s financial instruments categorized as liabilities primarily consist of derivatives within our insurance and wind-down operations, investment agreements and medium-term notes (“MTNs”) within our wind-down operations, and debt issued for general corporate purposes. Investment agreements, MTNs, and corporate debt are typically recorded at face value adjusted for premiums or discounts. The fair values of these financial instruments are generally not reported within the Company’s financial statements but are disclosed in the accompanying notes. However, financial liabilities which qualify as part of fair value hedging arrangements under the provisions of derivative and hedging are reported in the Company’s consolidated balance sheet at a value that reflects changes in the risks being hedged, which offsets changes in the value of the hedging instrument. MBIA uses cash flow modeling techniques to estimate the value of its liabilities that qualify as hedged obligations, incorporating current market data. Financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures within the Company’s notes to its financial statements are valued based on either estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flows or quoted market values for similar transactions. Refer to the following “3. Derivatives” section for information about these financial liabilities.

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

The majority of MBIA’s derivatives are insured credit derivatives that reference structured pools of cash securities and CDSs. We generally insured the most senior liabilities of such transactions, and at transaction closing our exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies at inception (referred to as “Super Triple-A” exposure). The collateral backing on our insured derivatives was cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, commercial real estate (“CRE”) loans, and CDO securities.

Most of the derivative contracts we insure are non-traded structured credit derivative transactions. Since insured derivatives are highly customized and there is generally no observable market for these derivatives, we estimate their fair values in a hypothetical market based on internal and third-party models simulating what a company similar to us would charge to assume our position in the transaction at the measurement date. This pricing would be based on expected loss of the exposure. We review our valuation model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads are observable for similar transactions, those spreads are an integral part of the analysis. For example, new insured transactions that resemble existing (previously insured) transactions would be considered, as would negotiated settlements of existing transactions. This data has been scarce or non-existent in recent periods.

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

CRITICAL ACCOUNTING ESTIMATES (continued)

Fair Value Hierarchy – Level 3

Accounting principles for fair value measurement and disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Instruments that trade infrequently and, therefore, have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value. The following tables present the fair values of assets and liabilities recorded on our consolidated balance sheet that are classified as Level 3 within the fair value hierarchy as of June 30, 2010 and December 31, 2009, along with a brief description of the valuation technique for each type of asset and liability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

In millions	June 30, 2010	Valuation Technique
Investments
Foreign governments	12	Quoted prices for which the inputs are unobservable
Corporate obligations	311	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Mortgage-backed securities
Residential mortgage-backed non-agency	30	Quoted prices for which the inputs are unobservable
Commercial mortgage-backed	22	Quoted prices for which the inputs are unobservable
Asset-backed securities
Collateralized debt obligations	111	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Other asset-backed	382	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
State and municipal bonds
Tax-exempt bonds	38	Quoted prices for which the inputs are unobservable
Other investments
Perpetual preferred securities	85	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative assets
Credit derivatives	668	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Interest rate derivatives	7	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Currency derivatives	12	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Assets of consolidated VIEs
Corporate obligations	129	Quoted prices for which the inputs are unobservable
Mortgage-backed securities
Residential mortgage-backed non-agency	53	Quoted prices for which the inputs are unobservable
Commercial mortgage-backed	257	Quoted prices for which the inputs are unobservable
Asset-backed securities
Collateralized debt obligations	327	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Other asset-backed	153	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Loans receivable	2,608	Quoted prices for which the inputs are unobservable
Loan repurchase commitments	792	Quoted prices for which the inputs are unobservable

Total Level 3 assets at fair value	$ 5,997

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

Medium-term notes	109	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative liabilities
Credit derivatives	5,081	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Currency derivatives	5	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Liabilities of consolidated VIEs:
VIE notes	5,045	Quoted prices for which the inputs are unobservable
Credit derivatives	370	Quoted prices for which the inputs are unobservable

Total Level 3 liabilities at fair value	$ 10,610

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

In millions	December 31, 2009	Valuation Technique
Investments
U.S. Treasury and government agency	6	Quoted prices for which the inputs are unobservable
Foreign governments	12	Quoted prices for which the inputs are unobservable
Corporate obligations	281	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Mortgage-backed securities
Residential mortgage-backed agency	48	Quoted prices for which the inputs are unobservable
Residential mortgage-backed non-agency	64	Quoted prices for which the inputs are unobservable
Commercial mortgage-backed	27	Quoted prices for which the inputs are unobservable
Asset-backed securities
Collateralized debt obligations	245	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Other asset-backed	394	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
State and municipal bonds
Tax-exempt bonds	50	Quoted prices for which the inputs are unobservable
Other investments
Perpetual preferred securities	77	Quoted prices for which the inputs are unobservable
Other investments	19	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative assets	771	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Assets of consolidated VIEs
Mortgage-backed securities
Residential mortgage-backed non-agency	166	Quoted prices for which the inputs are unobservable
Commercial mortgage-backed	3	Quoted prices for which the inputs are unobservable
Asset-backed securities
Collateralized debt obligations	43	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Other asset-backed	193	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 assets at fair value	$2,399

Medium-term notes	110	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative liabilities	4,561	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 liabilities at fair value	$4,671

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

Level 3 assets were $6.0 billion and $2.4 billion as of June 30, 2010 and December 31, 2009, respectively, and represented approximately 28% and 17%, respectively, of total assets measured at fair value on a recurring basis. Level 3 liabilities were $10.6 billion and $4.7 billion as of June 30, 2010 and December 31, 2009, respectively, and represented approximately 78% and 99%, respectively, of total liabilities measured at fair value on a recurring basis.

Transfers into and out of Level 3 were $336 million and $332 million, respectively, for the three months ended June 30, 2010. Transfers into and out of Level 3 were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the period. These inputs included spreads, yield curves observable at commonly quoted intervals, and market corroborated inputs. RMBS non-agency, CDOs, RMBS agency and CMBS comprised the majority of the transferred instruments. For the three months ended June 30, 2010, the net unrealized gains related to the transfers into Level 3 was $647 thousand and the net unrealized gains related to the transfers out of Level 3 was $32 million.

Transfers into and out of Level 3 were $397 million and $384 million, respectively, for the six months ended June 30, 2010. Transfers into and out of Level 3 were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the period. These inputs included spreads, yield curves observable at commonly quoted intervals, and market corroborated inputs. RMBS non-agency, CDOs, RMBS agency and CMBS comprised the majority of the transferred instruments. For the six months ended June 30, 2010, the net unrealized gains related to the transfers into Level 3 was $2 million and the net unrealized gains related to the transfers out of Level 3 was $44 million.

Transfers into and out of Level 3 were $43 million and $179 million, respectively, for the three months ended June 30, 2009. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. RMBSs and corporate obligations comprised the majority of the transferred instruments. For the three months ended June 30, 2009, the net unrealized gains related to the transfers into Level 3 was $100 thousand and the net unrealized gains related to the transfers out of Level 3 was $17 million.

Transfers into and out of Level 3 were $57 million and $323 million, respectively, for the six months ended June 30, 2009. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations, RMBS and foreign governments comprised the majority of the transferred instruments. For the six months ended June 30, 2009, the net unrealized gains related to the transfers into Level 3 was $15 million and the net unrealized gains related to the transfers out of Level 3 was $31 million

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion on accounting guidance recently adopted by the Company as well as recent accounting developments relating to guidance not yet adopted by the Company.

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except for per share amounts	2010	2009	2010	2009
Total revenues	$2,077	$992	$221	$2,921
Total expenses	109	(511)	512	433

Pre-tax income (loss)	$1,968	$1,503	$(291)	$2,488
Provision (benefit) for income taxes	673	605	(106)	889

Net income (loss)	$1,295	$898	$(185)	$1,599

Net income (loss) available to common shareholders	$1,295	$895	$(185)	$1,591

Net income (loss) per share	$6.32	$4.30	$(0.90)	$7.64

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

For the three months ended June 30, 2010, we recorded consolidated net income of $1.3 billion or $6.32 per share compared with consolidated net income of $895 million or $4.30 per share, after adjusting for preferred stock dividends of MBIA Insurance Corporation, for the same period of 2009. Weighted-average shares outstanding totaled 205 million for the three months ended June 30, 2010, down 2% from the same period of 2009 as a result of repurchases of common stock by the Company.

Consolidated revenues for the three months ended June 30, 2010 increased compared with revenues for the same period of 2009 principally due to unrealized gains on insured derivatives resulting from an unfavorable market perception of MBIA Corp.’s credit risk. Consolidated expenses for the three months ended June 30, 2010 increased compared to a benefit for the same period of 2009 principally due to negative losses and LAE recorded in 2009 as a result of put-back recoveries on our financial guarantee RMBS exposure, partially offset by a decrease in interest expense of $18 million as a result of a reduction in outstanding debt within our asset liability product services.

Included in our consolidated net income for the three months ended June 30, 2010 was $289 million of net income before income taxes related to consolidated VIEs and included in our consolidated net income for the three months ended June 30, 2009 was $20 million of income before income taxes related to consolidated VIEs. For the three months ended June 30, 2010, revenues and expenses of consolidated VIEs, after the elimination of intercompany revenues and expenses, were $307 million and $18 million, respectively.

For the six months ended June 30, 2010, we recorded a consolidated net loss of $185 million or $0.90 per share compared with consolidated net income of $1.6 billion or $7.64 per share, after adjusting for preferred stock dividends of MBIA Insurance Corporation, for the same period of 2009. Weighted-average shares outstanding totaled 205 million for the six months ended June 30, 2010, down 2% from the same period of 2009 as a result of repurchases of common stock by the Company.

Consolidated revenues for the six months ended June 30, 2010 decreased compared with revenues for the same period of 2009 principally due to unrealized losses on insured derivatives resulting from an improved market perception of MBIA Corp.’s credit risk. Consolidated expenses for the six months ended June 30, 2010 increased compared with expenses for the same period of 2009 principally due to negative losses and LAE recorded in 2009 as a result of put-back recoveries on our financial guarantee RMBS exposure, partially offset by a decrease in interest expense of $57 million as a result of a reduction in outstanding debt within our asset liability product services.

Included in our consolidated net loss for the six months ended June 30, 2010 was $334 million of income before income taxes related to consolidated VIEs and included in our consolidated net income for the six months ended June 30, 2009 was $20 million of losses before income taxes related to consolidated VIEs. For the six months ended June 30, 2010, revenues and expenses of consolidated VIEs, after the elimination of intercompany revenues and expenses, were $371 million and $37 million, respectively. For the six months ended June 30, 2009, revenues and expenses of consolidated VIEs, after the elimination of intercompany revenues and expenses, were $31 million and $51 million, respectively.

Our consolidated book value (total shareholders’ equity) was $2.7 billion as of June 30, 2010, increasing from $2.6 billion as of December 31, 2009. Our consolidated book value per share as of June 30, 2010 was 13.16, increasing from $12.66 as of December 31, 2009. As of June 30, 2010, ABV per share was $35.76, down 2% from $36.35 as of December 31, 2009. The decrease in ABV was primary driven by an increase in impairments on CDS.

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

RESULTS OF OPERATIONS (continued)

The following table presents a summary of our U.S. public finance insurance segment financial results for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net premiums earned	$119	$133	-10%
Net investment income	56	60	-7%
Fees and reimbursements	3	0	n/m
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	0	0	n/m
Unrealized gains (losses) on insured derivatives	0	0	n/m

Net change in fair value of insured derivatives	0	0	n/m
Net realized gains (losses)	1	7	-81%

Total revenues	179	200	-11%

Losses and loss adjustment	10	5	95%
Amortization of deferred acquisition costs	24	28	-15%
Operating	17	21	-18%

Total expenses	51	54	-5%

Pre-tax income (loss)	$128	$146	-13%

n/m - Percentage change not meaningful.

	Six Months Ended June 30,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net premiums earned	$234	$283	-17%
Net investment income	117	91	29%
Fees and reimbursements	17	1	n/m
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	0	0	n/m
Unrealized gains (losses) on insured derivatives	0	0	n/m

Net change in fair value of insured derivatives	0	0	n/m
Net realized gains (losses)	4	7	-46%

Total revenues	372	382	-2%

Losses and loss adjustment	36	63	-43%
Amortization of deferred acquisition costs	47	57	-18%
Operating	30	28	5%

Total expenses	113	148	-24%

Pre-tax income (loss)	$259	$234	11%

n/m - Percentage change not meaningful.

For the three and six months ended June 30, 2010 and 2009, we did not write any U.S. public finance insurance. The lack of insurance writings in the U.S. public finance segment reflects the insurance financial strength credit ratings assigned to National, and the impact of litigation over the formation of National in 2009. We do not expect to write a material amount of new business prior to an upgrade of our insurance financial strength ratings and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation. We believe that we will resume writing business in the U.S. public finance market before actively re-engaging in the structured finance and international markets.

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

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding net par insured as of June 30, 2010 and 2009. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

In millions	June 30, 2010		June 30, 2009
	Net Par Outstanding		Net Par Outstanding
Rating	Amount	%	Amount	%
AAA	$28,938	6.0%	$19,295	3.6%
AA	226,377	46.7%	245,718	45.7%
A	182,440	37.5%	219,290	40.8%
BBB	44,653	9.2%	50,471	9.4%
Below investment grade	2,786	0.6%	2,684	0.5%

Total	$485,194	100.0%	$537,458	100.0%

As of June 30, 2010, total U.S. public finance net par outstanding rated A or above, before giving effect to MBIA’s guarantee, remained flat at 90% compared with June 30, 2009. As of June 30, 2010 and 2009, net par outstanding rated below investment grade was less than 1%.

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. U.S. public finance net premiums earned for the three months ended June 30, 2010 decreased due to a decline in scheduled premiums of $18 million partially offset by an increase in refunded premiums earned of $4 million. The increase in refunded premiums is due to an increase in the amount of refunded policies and refunded par.

U.S. public finance net premiums earned for the six months ended June 30, 2010, decreased due to a decline in scheduled premiums and refunding activity of $44 million and $5 million, respectively. Scheduled premiums continue to decline due to the amortization of the U.S. public finance portfolio with no material new business written. Additionally, the declines in scheduled premiums earned in both periods have been impacted by high refunding volume over the past year. On a year-to-date basis, the par amount and frequency of refunding transactions have been consistent over the past quarters, however, the premiums associated with the transactions continue to decline primarily due to lower premium rates.

INVESTMENT INCOME For the three months ended June 30, 2010, our U.S. public finance insurance investment portfolio generated $56 million of net investment income compared with $60 million for the same period of 2009. For the six months ended June 30, 2010, our U.S. public finance insurance investment portfolio generated $117 million of net investment income compared with $91 million for the same period of 2009. The increase in the investment income for the first six months was primarily due to a partial quarter of activity in the first quarter of 2009 resulting from the timing of our insurance business transformation compared with a full first quarter of activity in 2010.

National maintains simultaneous repurchase and reverse repurchase agreements with our asset/liability products segment, which provides yield enhancement to our U.S. public finance insurance investment portfolio as a result of increased net interest earnings from these collective agreements. As of June 30, 2010, the notional amount utilized under these agreements was $1.8 billion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Investment asset balances at amortized cost as of June 30, 2010 and December 31, 2009 are presented in the following table:

	June 30, 2010		December 31, 2009
In millions	Investments at Amortized Cost	Pre-tax yield(1)	Investments at Amortized Cost	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$2,616	4.44%	$2,624	4.40%
Taxable	2,166	4.60%	2,348	4.96%
Short-term	333	3.75%	285	2.89%

Total fixed-income	$5,115	4.46%	$5,257	4.57%

(1) - Estimated yield-to-maturity.

FEES AND REIMBURSEMENTS For the three and six months ended June 30, 2010 fees and reimbursements in the U.S. public finance segment were $3 million and $17 million, respectively. The increase in fees and reimbursements was primarily due to the receipt of amounts in excess of those which were contractually due to National upon the termination of a reinsurance agreement as compensation for potential future performance volatility related to reassumed exposures. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly period to period.

LOSSES AND LOSS ADJUSTMENT EXPENSES National’s insured portfolio management group, Portfolio Surveillance Division (“PSD”), is responsible for monitoring the public finance segment’s insured issues. The level and frequency of monitoring of any insured issue depends on the type, size, rating and performance of the insured issue.

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

The following tables present information about the U.S public finance insurance reserves and recoverables as of June 30, 2010 and December 31, 2009, as well as its loss and LAE provision for the three and six months ended June 30, 2010 and 2009:

			Percent Change
In millions	June 30, 2010	December 31, 2009	2010 vs. 2009
Gross losses and LAE reserves	$403	$184	118%
Expected recoveries on unpaid losses	174	2	n/m

Loss and LAE reserves	$229	$182	25%

Insurance loss recoverable on paid losses	$18	$32	-46%
Insurance loss recoverable ceded (1)	$1	$1	-33%
Reinsurance recoverable on paid and unpaid losses	$16	$10	50%

(1) Reported within “Other Liabilities” on our consolidated balance sheets.
n/m - Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

					Percentage Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
In millions	2010	2009	2010	2009	2010 vs. 2009	2010 vs. 2009
Loss and LAE related to payments	$16	$(4)	$231	$104	n/m	123%
Recoveries of actual and expected payments	(5)	9	(194)	(38)	n/m	n/m

Gross losses incurred	11	5	37	66	98%	-43%
Reinsurance	(1)	-	(1)	(3)	65%	-46%

Losses and loss adjustment expenses	$10	$5	$36	$63	95%	-43%

The losses and LAE incurred in the three and six months ended June 30, 2010 primarily related to a student loan transaction and two health care transactions. The losses and LAE incurred in the three and six months ended June 30, 2009 primarily related to an affordable housing transaction.

Included in the U.S public finance’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and National has already paid a claim and for which a payment default has not yet occurred but a claim is expected in the future. As of June 30, 2010, case basis reserves consisted of the following:

$ in millions	Number of Issues(1)	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	10	$220	$711
Issues without defaults	2	9	95

Total gross of reinsurance	12	$229	$806
Net of reinsurance:
Issues with defaults	10	$209	$682
Issues without defaults	2	8	89

Total net of reinsurance	12	$217	$771

(1) - An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S public finance insurance segment expenses for the three and six months ended June 30, 2010 and 2009 are presented in the following table:

					Percentage Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
In millions	2010	2009	2010	2009	2010 vs. 2009	2010 vs. 2009
Gross expenses	$17	$21	$30	$28	-18%	5%

Amortization of deferred acquisition costs	24	28	47	57	-15%	-18%
Operating	17	21	30	28	-18%	5%

Total insurance operating expenses	$41	$49	$77	$85	-16%	-10%

Gross expenses for the three months ended June 30, 2010 decreased compared with the same period in 2009 due to consulting costs incurred in 2009 related to our insurance business transformation, partially offset by increases associated with litigation and building related expenses resulting from the acquisition of the Armonk facility in the first quarter of 2010. Gross expenses for the six months ended June 30, 2010 increased compared to the same period in 2009 as a result of the timing of our insurance business transformation, which occurred mid-first quarter 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Amortization of deferred acquisition costs decreased consistent with the decrease in the related unearned premium revenue. Overall, operating expenses in our U.S. public finance insurance segment decreased principally as a result of the decrease in gross expenses in light of the fact that the insurance segment did not defer a material amount of policy acquisition costs during the second quarter of 2010 or 2009. Policy acquisition costs in these periods were related to ceding commissions as well as premium taxes and assessments on installment policies written in prior periods.

Structured Finance and International Insurance

Our structured finance and international insurance business is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event MBIA Corp. has the right at its discretion to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain investment agreement contracts written by MBIA Inc. or its subsidiaries are insured by MBIA Corp. If MBIA Inc. or such subsidiary were to have insufficient assets to pay amounts due, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including MBIA Global Funding LLC and Meridian Funding Company LLC, and provides reinsurance to its insurance subsidiaries. MBIA Corp. has also written insurance policies guaranteeing the obligations of an affiliate, LaCrosse Financial Products, LLC (“LaCrosse”) under CDS, including termination payments that may become due upon certain events including the insolvency or payment default of the financial guarantor or the CDS issuer.

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

In certain cases, we may be required to consolidate entities established as part of securitizations when we insure the assets or liabilities of those entities and in connection with remediations or renegotiations of insurance policies. These entities typically meet the definition of a VIE under accounting principles for the consolidation of VIEs. We do not believe there is any difference in the risks and profitability of financial guarantees provided to VIEs compared with other financial guarantees written by us. Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for information about new accounting guidance that affected the consolidation of VIEs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following tables present a summary of our structured finance and international insurance segment financial results for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net premiums earned	$64	$81	-20%
Net investment income	24	58	-60%
Fees and reimbursements	26	48	-45%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(64)	32	n/m
Unrealized gains (losses) on insured derivatives	1,538	424	n/m

Net change in fair value of insured derivatives	1,474	456	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(16)	12	n/m
Net realized gains (losses)	19	1	n/m
Net investment losses related to other-than-temporary impairments:
Net investment losses related to other-than-temporary impairments	0	-	-100%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	(1)	-	-100%

Net investment losses related to other-than-temporary impairments	(1)	-	-100%
Revenues of consolidated VIEs:
Net investment income	10	26	-60%
Net gains (losses) on financial instruments at fair value and foreign exchange	264	-	100%
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(91)	100%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	-	85	-100%

Net investment losses related to other-than-temporary impairments	-	(6)	100%

Total revenues	1,864	676	n/m

Losses and loss adjustment	(83)	(735)	89%
Amortization of deferred acquisition costs	39	59	-34%
Operating	32	39	-18%
Interest	34	34	0%
Expenses of consolidated VIEs:
Interest	10	19	-47%
Operating	4	0	n/m

Total expenses	36	(584)	106%

Pre-tax income (loss)	$1,828	$1,260	45%

n/m - Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

	Six Months Ended June 30,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net premiums earned	$136	$201	-32%
Net investment income	58	145	-60%
Fees and reimbursements	150	90	67%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(98)	64	n/m
Unrealized gains (losses) on insured derivatives	(673)	2,033	-133%

Net change in fair value of insured derivatives	(771)	2,097	-137%
Net gains (losses) on financial instruments at fair value and foreign exchange	(19)	12	n/m
Net realized gains (losses)	24	9	n/m
Net investment losses related to other-than-temporary impairments:
Net investment losses related to other-than-temporary impairments	0	-	-100%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	(4)	-	-100%

Net investment losses related to other-than-temporary impairments	(4)	-	-100%
Net gains on extinguishment of debt	-	0	-100%
Revenues of consolidated VIEs:
Net investment income	20	47	-55%
Net gains (losses) on financial instruments at fair value and foreign exchange	370	-	100%
Net realized gains (losses)	(74)	-	-100%
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(126)	100%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	-	85	-100%

Net investment losses related to other-than-temporary impairments	-	(41)	100%

Total revenues	(110)	2,560	-104%

Losses and loss adjustment	106	(99)	n/m
Amortization of deferred acquisition costs	87	116	-25%
Operating	58	105	-44%
Interest	69	67	2%
Expenses of consolidated VIEs:
Interest	21	41	-49%
Operating	9	0	n/m

Total expenses	350	230	52%

Pre-tax income (loss)	$(460)	$2,330	-120%

n/m - Percentage change not meaningful.

For the three and six months ended June 30, 2010 and 2009, we did not write any structured finance or international insurance. The lack of insurance writings in the structured finance and international segment reflects the impact of the downgrades of the insurance financial strength of MBIA Corp. by the major rating agencies that occurred in 2008 and 2009. The Company does not expect to write a material amount of new business prior to an upgrade of the insurance financial strength ratings of MBIA Corp. and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

CREDIT QUALITY The credit quality of our structured finance and international insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. The following table presents the credit quality distribution of our structured finance and international net par outstanding as of June 30, 2010 and 2009. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

In millions	June 30, 2010 (1)		June 30, 2009
	Net Par Outstanding		Net Par Outstanding
Rating	Amount	%	Amount	%
AAA	$67,857	35.9%	$109,461	50.5%
AA	18,484	9.8%	16,359	7.6%
A	28,991	15.3%	25,777	11.9%
BBB	36,339	19.2%	38,808	17.9%
Below investment grade	37,511	19.8%	26,210	12.1%

Total	$189,182	100.0%	$216,615	100.0%

(1) - Includes VIE gross par outstanding of $21.9 billion.

As of June 30, 2010, total structured finance and international net par outstanding rated A or above, before giving effect to MBIA’s guarantee, was 61% compared with 70% as of June 30, 2009. Additionally, as of June 30, 2010 and 2009, 20% and 12%, respectively, of net par outstanding was rated below investment grade. Adverse changes in the ratings of our structured finance and international net par outstanding were principally a result of ratings downgrades on CDO and commercial mortgage securitizations.

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees for the three and six months ended June 30, 2010 and 2009 are presented in the following tables. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues.

					Percentage Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
In millions	2010	2009	2010	2009	2010 vs. 2009	2010 vs. 2009
Net premiums earned:
U.S.	$31	$45	$68	$87	-31%	-23%
Non-U.S.	33	36	68	114	-7%	-40%

Total net premiums earned	$64	$81	$136	$201	-20%	-32%

Structured finance and international net premiums earned decreased compared with the same period of 2009. The decline is largely due to the amortization of the portfolio as well as terminations of policies with no new business written. Additionally, 2009 benefited from $45 million of premiums earned related to the termination of MBIA’s remaining Eurotunnel exposure.

INVESTMENT INCOME For the three months ended June 30, 2010, our structured finance and international insurance investment portfolio generated $24 million of net investment income compared with $58 million for the same period of 2009. For the six months ended June 30, 2010, our structured finance and international insurance investment portfolio generated $58 million of net investment income compared with $145 million for the same period of 2009. The decrease in net investment income was primarily due to the transfer of assets to National in mid-first quarter 2009 as part of our insurance transformation. The consolidation of additional VIEs during the first quarter of 2010 resulted in the elimination of $4 million and $26 million, of net investment income for the three and six months ended June 30, 2010, respectively. Net investment income was also adversely impacted by declining asset balances since the first quarter of 2009 as a result of claim payments and lower asset yields.

MBIA Corp. maintained a $2.0 billion secured lending agreement with our asset/liability products segment. Interest income on this arrangement, totaling approximately $7 million and $16 million for the three and six months ended June 30, 2010, respectively, is included in our structured finance and international insurance net investment income. As of June 30, 2010, the amount outstanding from our asset/liability products segment under this agreement was $1.1 billion. During the three and six months ended June 30, 2010, a total of $355 million and $500 million, respectively, of the secured loan was repaid.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Investment asset balances at amortized cost as of June 30, 2010 and December 31, 2009 are presented in the following table:

	June 30, 2010		December 31, 2009
In millions	Investments at Amortized Cost	Pre-tax yield(1)	Investments at Amortized Cost	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$50	4.15%	$55	4.27%
Taxable	971	12.13%	1,177	9.78%
Short-term	881	1.09%	966	9.50%

Total fixed-income	$1,902	6.80%	$2,198	5.76%
Other	8		10

Total	$1,910		$2,208

(1) - Estimated yield-to-maturity.

Ending asset balances at amortized cost as of June 30, 2010 decreased compared with December 31, 2009 resulting from the sale of certain investment securities for purposes of making claim payments since the first quarter of 2010.

FEES AND REIMBURSEMENTS For the three months ended June 30, 2010, fees and reimbursements in the structured finance and international insurance segment were $26 million compared with $48 million for the same period of 2009. The decrease in fees and reimbursements was primarily due to the termination of a management service agreement between National and MBIA Corp. and receipt of amounts in excess of those which were contractually due to MBIA upon the termination of a reinsurance agreement as compensation for potential future performance volatility related to reassumed exposures in 2009. For the six months ended June 30, 2010, fees and reimbursements in the structured finance and international insurance segment were $150 million compared with $90 million for the same period of 2009. The increase in fees and reimbursements was primarily due to the receipt of amounts in excess of those which were contractually due to MBIA upon the termination of a reinsurance agreement as compensation for potential future performance volatility related to reassumed exposures. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums earned related to derivatives and the components of the net change in fair value of insured derivatives for the three and six months ended June 30, 2010 and 2009:

					Percentage Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
In millions	2010	2009	2010	2009	2010 vs. 2009	2010 vs. 2009
Net premiums and fees earned on insured derivatives	$26	$32	$55	$64	-19%	-14%
Realized gains (losses) on insured derivatives	(90)	-	(153)	-	n/m	n/m

Realized gains (losses) and other settlements on insured derivatives	(64)	32	(98)	64	n/m	n/m
Unrealized gains (losses) on insured derivatives	1,538	424	(673)	2,033	n/m	-133%

Net change in fair value of insured derivatives	$1,474	$456	$(771)	$2,097	n/m	-137%

n/m - Percentage change not meaningful.

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. As a result, premiums earned related to insured credit derivatives will decrease over time as exposure to such transactions declines. Realized losses on insured derivatives for the three and six months ended June 30, 2010 resulted from payments related to multi-sector CDO transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

For the three and six months ended June 30, 2010 and 2009, unrealized gains and losses on insured derivatives were principally the result of the effects of MBIA’s nonperformance risk on its derivative liability. In 2010, MBIA observed a tightening of its own credit spreads and the Company’s recovery rate improved which resulted in an unfavorable change in the fair value of our credit derivatives. The unrealized gain on the insured derivatives for the three months and the unrealized loss for the six months ended June 30, 2010 included the elimination of $12 million unrealized gains and $12 million of unrealized losses, respectively, related to the consolidation of VIEs.

MBIA has sold credit protection by insuring derivative contracts with various financial institutions. As of June 30, 2010, we had $98.5 billion of net par outstanding on insured derivatives compared with $112.1 billion as of June 30, 2009. During the three months ended June 30, 2010, four insured credit derivative transactions, representing $124 million in net par outstanding, have either matured or were contractually terminated prior to maturity without payments by MBIA. During the six months ended June 30, 2010, thirteen insured credit derivative transactions, representing $2.6 billion in net par outstanding, have either matured or were contractually terminated prior to maturity.

On July 16, 2010, MBIA Corp. entered into an agreement with one of its counterparties to commute its exposure under three insured credit derivative transactions. The agreement resulted in the commutation of $4.4 billion in gross par outstanding in exchange for a payment of $72 million by MBIA Corp. Of the $4.4 billion commuted, $2.9 billion was commuted effective July 16, 2010. The remaining exposure of $1.5 billion will be commuted by no later than November 1, 2010. The Company does not expect to pay claims in connection with that exposure. The impact of the $72 million payment, which is $34 million after reinsurance, will be reflected in the Company’s results for the third quarter of 2010. In assessing the reasonableness of the fair value estimate for insured CDS, the Company considered the executed prices for those transactions as well as a review of internal consistency and relativity. In assessing the reasonableness of the fair value estimate for insured CDS, the Company considered the executed prices for those transactions as well as a review of internal consistency.

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles to our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent the present values of our estimates of expected future claim payments for such transactions using a discount rate of 6.51%, the same rate used to calculate our statutory loss reserves. We estimate that additional credit impairments on insured derivatives for the three months ended June 30, 2010 were $357 million across 25 CDO insured issues, and $563 million across 26 CDO insured issues for the six months ended June 30, 2010. Beginning with the fourth quarter of 2007 through June 30, 2010, total credit impairments on insured derivatives were estimated at $3.1 billion across 30 CDO insured issues, inclusive of 13 CDO insured issues for which we realized net losses of $992 million, net of reinsurance recoveries. Accordingly, we expect to realize additional net losses of $2.1 billion. The net realized losses were primarily associated with claim payments, commutations and restructurings or terminations of policies.

These credit impairments, a non-GAAP measure, may differ from the fair values recorded in our financial statements. Although the Company’s income statement includes the fair values, the Company regards the changes in credit impairment estimates as critical information for investors since the credit impairment estimates reflect the present values of amounts it expects to pay in claims net of recoveries with respect to insured credit derivatives. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments. In the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse before or at the maturity of the contracts. Contracts also may be settled prior to maturity at amounts that may be more or less than their recorded fair values. Those settlements can result in realized gains or losses, and the reversal of unrealized gains or losses.

The Company is not required to post collateral to counterparties of these contracts. Refer to “Note 14: Commitment and Contingencies” in the Notes to Consolidated Financial Statements for information about legal actions commenced by MBIA with respect to certain CDS contracts and “Risk Factors” in Part II, Item 1A of this Form 10-Q for information on legislative changes that could require collateral posting by MBIA Corp. notwithstanding the contract terms. The outcome of such legal actions may affect the amount of realized losses ultimately incurred by the Company, although the damages potentially awarded to the Company upon prevailing in the litigation are not considered in determining the impairment of the insured credit derivative contracts. Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expenses” in our consolidated statements of operations. Such costs totaled $2 million for the three months ended June 30, 2010 and 2009 and $3 million and $16 million for the six months ended June 30, 2010 and 2009, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

REVENUES OF CONSOLIDATED VIEs For the three months ended June 30, 2010, total revenues of consolidated VIEs were $274 million compared with $20 million in the same period of 2009. For the six months ended June 30, 2010, total revenues of consolidated VIEs were $316 million compared with $6 million in the same period of 2009. The increase was primarily due to gains from sellers’/servicers’ contractual obligations to repurchase loans from the VIEs. The increase was partially offset by decrease in net investment income of $27 million and net realized losses of $74 million primarily due to the fair valuing of VIE assets and liabilities in the first quarter of 2010.

LOSSES AND LOSS ADJUSTMENT EXPENSES MBIA’s insured portfolio management group within its structured finance and international insurance business (“Structured Finance IPM”) is responsible for monitoring structured finance and international insured issues. The level and frequency of monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If our Structured Finance IPM identifies concerns with respect to the performance of an insured issue it may designate such insured issue as “Caution List-Low,” “Caution List-Medium,” “Caution List-High,” or “Classified” depending on likelihood of a loss.

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

The following tables present information about our insurance reserves and recoverables as of June 30, 2010 and December 31, 2009, as well as our loss and LAE provision for the three and six months ended June 30, 2010 and 2009:

	June 30,	December 31,	Percent Change
In millions	2010	2009	2010 vs. 2009
Gross losses and LAE reserves	$1,280	$2,227	-43%
Expected recoveries on unpaid losses	463	829	-44%

Loss and LAE reserves	$817	$1,398	-42%

Insurance loss recoverable	$2,033	$2,413	-16%
Insurance loss recoverable - ceded(1)	$45	$45	0%
Reinsurance recoverable on paid and unpaid losses	$58	$52	13%

(1) - Reported within “Other Liabilities” on our consolidated balance sheets.
n/m - Percentage change not meaningful.

					Percentage Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
In millions	2010	2009	2010	2009	2010 vs. 2009	2010 vs. 2009
Loss and LAE related to payments	$122	$1,154	$287	$1,861	-89%	-85%
Recoveries of actual and expected payments	(222)	(1,901)	(176)	(1,949)	88%	91%

Gross losses incurred	(100)	(747)	111	(88)	-87%	n/m
Reinsurance	17	12	(5)	(11)	37%	-52%

Losses and loss adjustment expenses	$(83)	$(735)	$106	$(99)	89%	n/m

n/m - Percentage change not meaningful.

Losses and LAE incurred in our structured finance and international insurance segment totaled an $83 million benefit and $106 million expense for the three and six months ended June 30, 2010, respectively, compared with a benefit of $735 million and $99 million for the same periods of 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

For the three months ended June 30, 2010, losses and LAE incurred was a benefit of $83 million and consisted of $122 million of gross losses related to actual and expected future payments, of which $47 million related to insured RMBS transactions, and reinsurance of $17 million. Offsetting these losses were increases in actual and estimated potential recoveries of $222 million, of which $187 million related to insured RMBS transactions. The $187 million of RMBS insurance loss recoveries were comprised of approximately $143 million in increases in estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages. Additionally, there was a $44 million benefit related to amounts expected to be paid to MBIA Corp. from excess interest cash flows within the securitizations.

For the three months ended June 30, 2009, losses and LAE incurred was a benefit of $735 million and consisted of gross losses related to actual and expected future payments of $1.2 billion, related to insured RMBS transactions, and reinsurance of $12 million. Offsetting these losses were increases in actual and estimated potential RMBS recoveries of $1.9 billion. The $1.9 billion of RMBS insurance loss recoveries is comprised of approximately $1.1 billion in estimated potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages. Additionally, there was an $825 million benefit related to amounts expected to be paid to MBIA Corp. from excess interest cash flows within the securitizations.

For the six months ended June 30, 2010, losses and LAE incurred of $106 million consisted of $287 million of gross losses related to actual and expected future payments, of which $186 million related to insured RMBS transactions. Offsetting these losses were increases in actual and estimated potential recoveries of $176 million, of which $145 million related to insured RMBS transactions, and reinsurance of $5 million. The $145 million of RMBS insurance loss recoveries was comprised of approximately $198 million in increases in estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, offset by $53 million related to a decrease in amounts expected to be paid to MBIA Corp. from excess interest cash flows within the securitizations.

For the six months ended June 30, 2009, losses and LAE incurred was a benefit of $99 million and consisted of $1.9 billion of gross losses related to actual and expected future payments, of which $1.9 billion related to insured RMBS transactions. Offsetting these losses were increases in actual and estimated potential RMBS recoveries of $1.9 billion, and reinsurance of $11 million. The $1.9 billion of RMBS insurance loss recoveries were comprised of approximately $1.1 billion in estimated of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages. Additionally, there was an $829 million benefit related to amounts expected to be paid to MBIA Corp. from excess interest cash flows within the securitizations.

For the three and six months ended June 30, 2010, losses and LAE incurred include the elimination of a $120 million and a $227 million net benefit, respectively, as a result of consolidating VIEs. The $120 million and $227 million elimination includes actual and estimated potential recoveries of $127 million and $392 million, respectively, offset by gross losses related to actual and expected future payments of $7 million and $165 million, respectively.

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. As of June 30, 2010, case basis reserves consisted of the following:

$ in millions	Number of Issues(1)	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	66	$714	$8,572
Issues without defaults	15	103	1,324

Total gross of reinsurance	81	$817	$9,896
Net of reinsurance:
Issues with defaults	66	$704	$8,398
Issues without defaults	15	89	936

Total net of reinsurance	81	$793	$9,334
(1) - An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

MBIA recognizes expected potential recoveries of paid claims based on probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. Such amounts are reported within “Insurance loss recoverable” and the corresponding estimated recovery amounts due to reinsurers are included within “Other liabilities” in the Company’s consolidated balance sheets. As of June 30, 2010 and December 31, 2009, our insurance loss recoverables were $2.1 billion and $2.4 billion, respectively. The decrease in our insurance loss recoverable principally resulted from the reclassification of recoveries of $356 million from “Insurance loss recoverable” to “Loan repurchase commitments” and the elimination of excess spread of $238 million, both resulting from the adoption of the amended accounting guidance on the consolidation of VIEs, partially offset by an increase in expected potential recoveries resulting from the aforementioned obligations of the sellers/servicers of RMBS transactions to repurchase ineligible loans. As of June 30, 2010 and December 31, 2009, our insurance loss recoverable also included recoveries of approximately $675 million and $906 million, respectively, based on expected excess interest in RMBS securitizations. Insurance loss recoverables due to reinsurers totaled $45 million as of June 30, 2010 and December 31, 2009, respectively. Insurance loss recoverables are only paid to reinsurers upon receipt of such amounts by MBIA.

Structured Finance and International Insurance Losses

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities (“MBS”) backed by subprime mortgages directly through RMBS securitizations. MBIA Corp. also has indirect exposure to subprime mortgages that are included in CDOs in which MBIA Corp. guaranteed the senior most tranche of such transactions. There has been considerable stress and continued deterioration in the subprime mortgage market since 2008 and 2009 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of June 30, 2010, the Company had $3.5 billion of net par outstanding from direct exposure to subprime mortgages and $2.8 billion of indirect exposure to subprime mortgages in the form of collateral within CDOs compared with $3.9 billion and $5.6 billion, respectively, as of June 30, 2009. Of the $2.8 billion of indirect exposure, $2.1 billion was related to CDOs executed in derivative form. While subprime transactions directly guaranteed by MBIA Corp. include collateral consisting of mortgages originated during 2005, 2006, and 2007, given the amount of subordination below MBIA Corp.’s insured portion of such transactions available to absorb any losses from collateral defaults, we currently do not expect material ultimate losses on these transactions. As of June 30, 2010, the Company had $316 million of net par outstanding in four insured direct subprime mortgage transactions with 2005, 2006, or 2007 subprime mortgage collateral appearing on the Company’s Classified List or Caution Lists. As of June 30, 2010, we expected losses of $41 million (on a present value basis) on nine secondary market multi-sector CDOs with net par outstanding of $258 million that include subprime mortgage exposure and that were reported on our Classified List. Additionally, there were twelve secondary market multi-sector CDOs with net par outstanding of $331 million that included subprime mortgage exposure and that were reported on our Caution Lists.

MBIA Corp. also insures MBS backed by mortgages that when originally underwritten were deemed to be issued to prime and near prime borrowers, including second-lien residential mortgage securitizations (revolving HELOC loans and CES mortgages) and Alt-A transactions. For the six months ended June 30, 2010, we incurred losses of $37 million related to RMBS transactions, after the elimination of $197 million of losses incurred from consolidating VIEs. This provision primarily reflects additions to previously established reserves on certain deals rather than a material increase in the number of transactions requiring loss reserves. Included in the $37 million were gross losses related to actual and expected future payments of $186 million, offset by an increase in actual and estimated potential recoveries of $145 million and reinsurance of $4 million. The $145 million of RMBS insurance loss recoveries comprised of approximately $198 million increase in estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, offset by $53 million related to amounts expected to be paid to MBIA Corp. from excess interest cash flows within the securitizations.

We paid approximately $624 million, net of reinsurance and collections, on insured RMBS transactions in the six months ended June 30, 2010, after eliminating $255 million of net payments made to consolidated VIEs. As of June 30, 2010, the net par outstanding on insured RMBS transactions for which we have paid net claims was $7.3 billion compared with $13.2 billion as of June 30, 2009. As of June 30, 2010 we expect to pay an additional $1.2 billion (on a present value basis) on these transactions. We expect to receive a total of $1.0 billion (on a present value basis) in reimbursement of past and future expected claims through excess spread in the transactions. Of this amount, $675 million is included in our insurance loss recoverable and $341 million is included in our loss and LAE reserves. In addition, we expect to receive $1.3 billion (on a present value basis) in respect of the sellers’/servicers’ obligation to repurchase ineligible loans in the transactions. Of this amount, $1.2 billion is included in our insurance loss recoverable and $91 million is included in our loss and LAE reserves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As of June 30, 2010, we had paid a cumulative total of $3.1 billion, net of reinsurance and collections, on RMBS transactions and have case basis reserves of $681 million. The case basis reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the cash receipts we expect from the performing mortgages in the securitizations, reduced by potential recoveries from sellers/servicers. As payments are made, a portion of those expected future receipts is recorded within “Insurance Loss Recoverable” as discussed above. The payments that we make largely go to reduce the principal balances of the securitizations.

Since the second half of 2008, we have observed an increase in delinquencies in our insured RMBS transactions, which peaked in January 2009, and a greater than expected level of losses being realized. The largest single contributor to our losses appears to be the failure of most of the individual mortgage loans in many of our insured transactions to comply with the underwriting guidelines represented to us at origination. These breaches, combined with inadequate servicer performance and relatively few successful loan modifications, led to loss and LAE expense related to our residential mortgage exposures of $37 million for the six months ended June 30, 2010.

The majority of expected recoveries from RMBS transactions recorded since 2009 arose from a forensic review of defaulted mortgage loans in 32 insured issues containing first and second-lien mortgage loan securitizations. The representations and warranties in each insured RMBS securitization contractually obligate the seller to cure the breach, replace the loans or repurchase the ineligible loans at a price equal to their outstanding principal balance plus accrued interest or to replace them with eligible mortgage loans. While the Company believes that these mortgage loans are subject to repurchase or replacement obligations by the sellers/servicers, successful challenges of such determinations by the sellers/servicers could result in the Company recovering less than the amount of its estimated recoveries. The Company is continuing to review and evaluate additional mortgage loans in its insured RMBS pools and expects that there will be additional mortgages in these or in other transactions that are subject to a repurchase or replacement obligation by the sellers/servicers. In addition, recoveries and damages from legal actions that MBIA Corp. has filed against certain of the sellers/servicers could result in recoveries that are substantially higher than the amount currently recognized as recoveries. As previously discussed, we also recorded recoveries based on expected receipts of excess interest in securitizations. Refer to the “Critical Accounting Estimates” section included herein for additional information about assumptions used to estimate recoveries on our RMBS exposure.

Since September 2008, MBIA Corp. initiated multiple litigations against mortgage loan sellers/servicers alleging, among other things, that such sellers/servicers made material misrepresentations concerning the quality of loans made by these sellers/servicers, which were included in a number of MBIA Corp.-insured second-lien residential mortgage securitizations. In particular, complaints in these actions allege that a very high proportion of the defaulted loans in these securitizations were ineligible for inclusion and thus reflect breaches of the originators’ representations with respect to such loans. In addition, the complaints allege that the sellers/servicers have failed to honor their contractual obligations regarding loan repurchases and ongoing servicing practices. For more information on these and other lawsuits commenced by MBIA Corp., refer to “Note 14: Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

The following table presents the net par outstanding of MBIA Corp.’s total direct RMBS insured exposure, including those issues that have been placed in a surveillance category, as of June 30, 2010 by S&P credit rating category. Amounts include the net par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Net Par Outstanding
In millions	Prime Alt-A	Prime non-Alt-A	Subprime	HELOC	CES	Total
AAA	$1,807	$217	$2,271	$-	$16	$4,311
AA	20	18	69	-	-	107
A	391	6	238	71	35	741
BBB	526	3	157	1,185	96	1,967
Below investment grade	1,382	-	801	4,067	5,516	11,766

Total Net Par	$4,126	$244	$3,536	$5,323	$5,663	$18,892

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the net par outstanding by vintage year of MBIA Corp.’s total second-lien residential mortgage loan securitizations insured exposure as of June 30, 2010. Amounts include the net par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Net Par Outstanding
In millions	HELOC	% of Total HELOC	CES	% of Total CES
2007	$712	13%	$3,704	65%
2006	1,879	35%	1,813	32%
2005	1,533	29%	-	0%
2004	961	18%	95	2%
2003 and prior	238	5%	51	1%

Total net par	$5,323	100%	$5,663	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table provides a listing of second-lien residential mortgage securitization and Alt-A transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments as of June 30, 2010. These securitizations are not consolidated by the Company under accounting guidance for VIEs.

In millions
Obligor Name	Original Par Insured	Net Par Outstanding	Net Losses Paid Since Inception
HELOC:
Countrywide Home Equity Master Trust 2005-M	$2,000	$498	$181
Countrywide Home Equity Master Trust 2005-I	2,000	448	234
Countrywide Home Equity Series 2005-E	2,000	382	121
Countrywide Home Equity 2006-E	1,500	446	225
Countrywide Home Loans Inc 2005-A 1-A, 2-A	1,500	206	21
Countrywide Home Loans Inc 2004P	1,500	133	7
Countrywide Home Equity 2006-G	1,000	279	303
Countrywide Home Equity Series 2007-E	900	400	235
IndyMac Home Equity Line Asset-Backed Series 2006-H4 (1)(2)	650	273	173
GMACM 2000-HE4(1)(2)	332	15	0
GSR 2007-HEL1	133	50	41

Total HELOC net par outstanding	$13,515	$3,130	$1,541
CES:
Countrywide Home Loans CWHEQ 2007-S1	$1,600	$766	$312
Countrywide Home Loans CWHEQ 2006-S10	1,600	742	142
Countrywide Home Loans CWHEQ 2006-S8	1,000	449	208
Countrywide Home Equity 2006-S9	1,000	452	152
Countrywide Home Loans CWHEQ 2007-S2	999	509	146
Countrywide Home Loans CWHEQ 2007-S3	700	362	97
IndyMac Home Equity Mortgage Loan 2007-1 Class A & Class A-IO (2)	449	111	232
IndyMac Home Equity Loan ABS Trust 2007-2(2)	246	54	155
Morgan Stanley Mortgage Loan Trust 2007-9SL	223	110	60

Total CES net par outstanding	$7,817	$3,555	$1,504
Alt-A:
Deutsche Bank Alt-A Securities Trust 2007-AR3	$795	$445	$24
TBW 2006-6(1)(2)	94	94	1
TBW 2007-1(1)(2)	39	39	0

Total Alt-A net par outstanding	$928	$578	$25

Total net par outstanding	$22,260	$7,263	$3,070

(1) - The Company has not reviewed loan files associated with these issues.

(2) - The Company has not recorded put-back recoveries on these issues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table provides a listing of second-lien residential mortgage securitization and Alt-A transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments as of June 30, 2010. These securitizations are consolidated by the Company under accounting guidance for VIEs and as such, these payments are not reflected in our insurance losses in our financial statements.

In millions
Obligor Name	Original Par Insured	Net Par Outstanding	Net Losses Paid Since Inception
HELOC:
GMACM 2006-HE4	$1,159	$700	$120
GMAC Mortgage Corporation 2004-HE4	1,018	292	16
Residential Funding Home Equity Loan Trust 2006-HSA1	547	172	148
Residential Funding Home Equity Loan Trust 2006-HSA4	402	99	71
Residential Funding Home Equity Loan Trust 2006-HSA5	296	82	74
Residential Funding Mortgage Securities 2007-HSA3	235	89	21

Total HELOC net par outstanding	$3,657	$1,434	$450
CES:
Residential Funding Corporation 2007-HSA2	$1,231	$435	$440
GMACM Home Equity Loan Trust 2007-HE1	1,186	540	49
Credit Suisse Home Equity Mortgage Trust	767	252	334
Flagstar Home Equity Loan Asset Backed Trust 2007-1	715	346	65
Residential Funding Mortgage Securities 2007-HSA3	561	219	213
Flagstar 2006-1 (1)	384	169	10

Total CES net par outstanding	$4,844	$1,961	$1,111

Total net par outstanding	$8,501	$3,395	$1,561

(1) -The Company has not recorded put-back recoveries on these issues.

Manufactured Housing

MBIA continues to closely monitor the manufactured housing sector which has experienced stress during the last several years. MBIA ceased writing business in this sector, other than through certain CDO transactions, in 2000. As of June 30, 2010, the Company had $24 million in case basis reserves, net of reinsurance, covering net insured par outstanding of $123 million on four credits within the manufactured housing sector. The Company had additional manufactured housing net insured par outstanding of $1.4 billion as of June 30, 2010, of which approximately 20% was reported as Caution List-Medium and Caution List-High.

Other

Prior to 2010, we took remediation action on an international infrastructure financing transaction and purchased a significant amount of the outstanding debt of the issuer at a discount to par. As a consequence, we consolidated the issuer as a VIE. During the second quarter of 2010, receivers appointed by us entered into a commitment to purchase the infrastructure asset. The transaction is expected to close during the third quarter of 2010 following receipt of regulatory approval. Additionally, we entered into contracts to purchase an additional 2.5% of the outstanding debt of the issuer at a discount to par. These contracts will settle upon the closing of the sale of the asset.

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

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Structured finance and international’s insurance expenses for the three and six months ended June 30, 2010 and 2009 are presented in the following tables:

					Percentage Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
In millions	2010	2009	2010	2009	2010 vs. 2009	2010 vs. 2009
Gross expenses	$35	$36	$62	$105	-2%	-40%

Amortization of deferred acquisition costs	39	59	87	116	-34%	-25%
Operating	32	39	58	105	-18%	-44%

Total insurance operating expenses	$71	$98	$145	$221	-28%	-34%

Gross expenses in our structured finance and international insurance segment decreased compared to the same period in 2009 due to decreases in compensation and other administrative expenses related to the transfer of employees to Optinuity Alliance Resources Corp. (“Optinuity”), the service company that we established in the first quarter of 2010.

Amortization of deferred acquisition costs decreased consistent with the decrease in the related unearned premium revenue. Overall, operating expenses in our structured finance and international insurance segment decreased principally as a result of the decrease in gross expenses in light of the fact that the insurance segment did not defer a material amount of policy acquisition costs during the second quarter of 2010 or 2009. Policy acquisition costs in these periods were related to premium taxes and assessments on installment policies written in prior periods.

INTEREST EXPENSE Interest expense in our structured finance and international insurance segment primarily consists of interest related to MBIA Corp.’s surplus notes and the Federal Reserve’s Term Asset-Backed Securities Facility (“TALF”) loans. Interest expense related to MBIA Corp.’s surplus notes was $34 million for the three months ended June 30, 2010 and 2009, respectively. Interest expense related to MBIA Corp.’s surplus notes was $68 million and $67 million for the six months ended June 30, 2010 and 2009, respectively.

EXPENSES OF CONSOLIDATED VIEs For the three months ended June 30, 2010, total expenses of consolidated VIEs were $14 million compared with $19 million in the same period of 2009. For the six months ended June 30, 2010, total expenses of consolidated VIEs were $30 million compared with $41 million in the same period of 2009. The decrease was primarily due to a reduction in interest expense as interest expense for certain VIEs is now included in the change in the fair value of the related liabilities resulting from the election of the fair value option. The decrease was partially offset by an increase of $9 million in operating expenses for such items as trustee fees, banking fees and legal expenses due to the consolidation of additional VIEs.

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

MBIA Corp.’s $107.0 billion CDO portfolio represented 57% of its total insured net par outstanding of $189.2 billion as of June 30, 2010. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions Collateral Type	Net Par as of June 30, 2010
Multi-sector CDOs	$12.7
Multi-sector CDO-Squared	7.4
Investment grade CDOs and structured corporate credit pools	31.5
High yield corporate CDOs	10.7
Structured CMBS pools and CRE CDOs	44.7

Total	$107.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Multi-Sector CDOs and Multi-sector CDO-Squared

Multi-sector CDOs are transactions that include a variety of structured finance asset classes in their collateral pools. The collateral in MBIA Corp.’s insured multi-sector CDO transactions, including CDO-squared transactions, comprises prime and subprime RMBS, CDOs of ABS (multi-sector CDOs), corporate CDOs, collateralized loan obligation (“CLO”), ABS (e.g., securitizations of auto receivables, credit cards, etc.), CRE CDOs, CMBS, and corporate credits. Our insured multi-sector CDO transactions rely on underlying collateral originally rated single-A or above (CDOs of high-grade U.S. ABS) and collateral primarily originally rated triple-B (CDOs of Mezzanine U.S. ABS).

MBIA Corp.’s multi-sector CDOs originally benefited from two sources of credit enhancement. First, the subordination in the underlying securities collateralizing the MBIA Corp. wrapped tranche must be fully eroded and second, the subordination below MBIA Corp.’s insured tranche in the CDO transaction must be fully eroded before MBIA Corp.’s insured interest is subject to a claim. MBIA’s payment obligations after a default vary by deal and by insurance type. There are currently two policy payment types: (i) where MBIA Corp. insures current interest and ultimate principal; and (ii) where MBIA insures payments upon settlement of individual collateral losses as they occur after the complete erosion of deal deductibles, such payment profiles are referred to as “Asset Coverage with a Deductible.”

Total net par exposure in our multi-sector CDO portfolio at the onset of the credit crisis was $30.1 billion as of December 31, 2007. As of June 30, 2010, multi-sector CDO net par exposure was reduced by approximately $10.0 billion. Of the $10.0 billion, approximately $5.2 billion was terminated contractually without any payment from MBIA Corp., approximately $6.8 billion was a result of negotiated commutations, and the remaining reduction was primarily due to amortization and maturity. Our net par exposure to multi-sector CDOs, including CDO-squared transactions, represents 19% of MBIA Corp.’s CDO exposure and approximately 11% of MBIA Corp.’s total net par insured.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the collateral as a percent of the performing pool balances:

$ in millions			Collateral as a % of Performing Pool Balance as of June 30, 2010
Year Insured	# of CDOs	Net Par Outstanding	Other Collateral	Sub- Prime RMBS	Total	Current Subordination Range Below MBIA	Original Subordination Range Below MBIA	Net Derivative / Asset (Liability)
CDOs of High-Grade U.S. ABS
2004	2	$1,243	68%	32%	100%	0.0-4.5%	12.5-13.0%	$(239)
2005	1	616	68%	32%	100%	0.0%	20.0%	(77)
2006	4	3,210	74%	26%	100%	0.0%	12.0-14.0%	(549)
2007	5	3,946	91%	9%	100%	0.0%	13.0-14.0%	(760)

Subtotal	12	$9,015						$(1,626)

CDOs of Mezzanine U.S. ABS
2000	1	$10	100%	0%	100%	61.0%	21.4%	$-
2002	6	555	95%	5%	100%	0.0-57.6%	13.8-28.1%	-
2003	4	635	84%	16%	100%	0.0-75.8%	21.5-29.8%	-
2004	4	607	71%	29%	100%	0.0%	16.0-30.5%	(11)
2005	1	284	72%	28%	100%	0.0%	19.5%	(34)

Subtotal	16	$2,091						$(45)

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	1	$119	100%	0%	100%	41.8%	5.0%	$-
2003	1	242	100%	0%	100%	19.1%	10.0%	(23)
2004	1	1,125	100%	0%	100%	12.4%	10.0%	-
2005	1	1,328	82%	18%	100%	4.9%	10.0%	(148)
2006	2	1,583	76%	24%	100%	0.0-6.5%	10.0-13.0%	(187)
2007	2	2,990	95%	5%	100%	0-8%	13.0-15.0%	(192)

Subtotal	8	$7,387						$(550)

Total	36	$18,494						$(2,221)
		536	Multi-Sector CDO European Mezzanine and Other Collateral (3 CDOs)					(19)
		1,035	Multi-Sector CDO insured in the Secondary Market prior to 2005 (39 CDOs)					-

Grand Total		$20,065						$(2,240)

Our multi-sector CDOs are classified into CDOs of high-grade U.S. ABS, CDOs of mezzanine U.S. ABS, and CDOs of multi-sector high-grade collateral (CDO-squared). As of June 30, 2010, net par outstanding on MBIA Corp.-insured CDOs of high-grade U.S. ABS totaled $9.0 billion and the majority of collateral consisted of non-sub-prime and sub-prime RMBS. Original subordination levels in these transactions ranged from 12% to 20% compared with current subordination levels that range from 0% to 4.5%. As of June 30, 2010, net par outstanding on MBIA Corp.-insured CDOs of mezzanine U.S. ABS totaled $2.1 billion and the majority of collateral consisted of non-sub-prime RMBS, CMBS and sub-prime RMBS. Original subordination levels in these transactions ranged from 13.8% to 30.5% compared with current subordination levels that range from 0% to 75.8%. As of June 30, 2010, net par outstanding on MBIA Corp-insured CDO-squared transactions totaled $7.4 billion and the majority of collateral consisted of CLOs. Original subordination levels in these transactions ranged from 5% to 15% compared with current subordination levels that range from 0% to 41.8%.

The significant erosion of subordination in our multi-sector CDO transactions has principally resulted from the underperformance of sub-prime and CDO collateral. As discussed above, the erosion of subordination in these transactions increases the likelihood that MBIA Corp. will pay a claim. As of June 30, 2010, our credit impairment estimates and case loss reserves for 24 multi-sector CDO transactions, representing 59% of all MBIA Corp.-insured multi-sector CDO transactions (including both CDS and non-CDS contracts), aggregated to $1.9 billion for which MBIA Corp. expects to incur actual net claims in the future. Of the remaining transactions, 15% is on our Caution List and 13% continues to perform at or close to our original expectations. In the event of further performance deterioration of the collateral referenced or held in our multi-sector CDO transactions, the amount of credit impairments could increase materially.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As of June 30, 2010, the rating distribution of our insured transactions is presented in the following table. These ratings reflect the past and expected future performance of the underlying collateral within each transaction.

Insured Exposure Rating(1)	Original	Current
AAA	95%	18%
AA	5%	17%
A	0	15%
BBB	0	13%
Below investment grade	-	37%

Total	100%	100%
(1) - All ratings are current. Ratings are derived using the most conservative rating from Moody’s, S&P or internal.

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

Our investment grade corporate CDO exposure references pools of predominantly investment grade corporate credits. Additionally, some of these pools may include limited exposure to other asset classes, including structured finance securities (such as RMBS and CDOs). Most of our investment grade corporate CDO policies guarantee coverage of losses on collateral assets once subordination in the form of a deductible has been eroded, and are generally highly customized structures. As of June 30, 2010, the majority of insurance protection provided by MBIA Corp. on investment grade corporate CDO exposure attached at a super senior level. Our net par exposure to investment grade corporate CDOs represents 29% of MBIA Corp.’s CDO exposure and approximately 17% of MBIA Corp.’s total net par insured. Several of the Company’s insured investment grade corporate CDOs have experienced subordination erosion due to default of underlying referenced corporate obligors, as well as certain structured finance securities, but we currently do not expect losses on MBIA Corp.’s insured tranches. We believe the tenor of the remaining subordination is sufficient and provides adequate protection. As of June 30, 2010, the collateral amount of the portfolio exceeds the net par outstanding as a result of credit enhancement (such as over-collateralization and subordination).

Our net par of insured investment grade corporate CDOs includes $13.4 billion that was typically structured to include buckets (30%-35% allocations) of references to specific tranches of other investment grade corporate CDOs (monotranches). In such transactions, MBIA Corp.’s insured investment grade corporate CDOs include, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The referenced monotranches in such CDOs are typically rated double-A and each referenced monotranche was typically sized to approximately 3% of the overall reference risk pool. The inner referenced monotranches are not typically subject to acceleration and do not give control rights to a senior investor. The inner referenced monotranches have experienced subordination erosion due to the default of their referenced corporate assets.

Information about the composition of our investment grade corporate CDO and structured corporate credit pool transactions is presented in the following table. Collateral level detail for each year insured was calculated using a weighted average of the total collateral as of June 30, 2010 for deals closed in the insured year. The impact of all credit events delivered and settled as of June 30, 2010 have been reflected in the current subordination levels.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the collateral as a percent of the performing pool balances:

$ in millions			As of June 30, 2010
Year Insured	# of CDOs	Net Par Outstanding	Corporate Collateral	Other Collateral	Current Subordination Range Below MBIA	Original Subordination Range Below MBIA	Net Derivative Asset / (Liability)
2003 and Prior	5	$1,167	100%	0%	10.3-29.6%	11.0-22.0%	$(0)
2004	4	4,148	88%	11%	6.0-15.5%	10.0-15.0%	(205)
2005	8	7,231	95%	4%	11.9-25.4%	12.5-27.5%	(114)
2006	4	5,764	91%	8%	18.0-21.9%	16.0-25.0%	(167)
2007	14	13,060	96%	3%	13.5-34.9%	15.0-35.0%	(141)

Subtotal	35	$31,371					$(627)

		125	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (8 CDOs)				-

Grand Total		$31,495					$(627)

High Yield Corporate CDOs

Our high yield corporate CDO portfolio, totaling $10.7 billion, is largely comprised of middle-market/special-opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). Our net par exposure to high yield corporate CDOs represents 10% of the MBIA Corp.’s CDO exposure and approximately 6% of MBIA Corp.’s total net par insured as of June 30, 2010. Our high yield corporate CDO portfolio does not contain any material sub-prime RMBS, non-sub-prime RMBS, or CDOs of ABS exposures.

There has been a marked decline in subordination levels as a result of defaults in underlying collateral, as well as sales of underlying collateral at discounted prices. Subordination for CDOs insured in earlier years have experienced, on average, more deterioration than those insured in later years. Subordination within CDOs may decline over time as a result of collateral deterioration. The risk of lower subordination levels is typically offset by the amortization of outstanding insured debt and a decrease in the time to maturity. There are currently no loss expectations on MBIA Corp.’s insured High Yield Corporate CDOs tranches at this time. However, there can be no assurance that the Company will not incur losses as a result of deterioration in subordination.

The following table presents the collateral as a percent of the performing pool balances:

$ in millions			As of June 30, 2010
Year Insured	# of CDOs	Net Par Outstanding	Corporate Collateral	Current Subordination Range Below MBIA	Original Subordination Range Below MBIA	Net Derivative Asset / (Liability)
1999	1	$10	100%	39.1%	29.4%	$-
2002	1	177	100%	16.9%	19.4%	-
2003	2	550	100%	16.8-66.9%	24.2-30.0%	-
2004	4	2,957	100%	27.9-40.2%	22.0-33.3%	-
2005	3	787	100%	16.9-39.8%	21.8-34.0%	-
2006	3	3,866	100%	10.0-46.9%	10.0-49.0%	-
2007	5	2,106	100%	27.9-40.7%	31.0-42.0%	(0.4)

Subtotal	19	$10,454				$(0.4)

		282	High Yield Corporate CDO insured in the Secondary Market prior to 2004 (17 CDOs)			-

Grand Total		$10,735				$(0.4)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Structured CMBS Pools and CRE CDOs

We have $44.7 billion of net par exposure to the CRE sector, a global portfolio of structured transactions primarily comprising CRE collateral. This portfolio can be sub-divided primarily into two distinct pools: structured CMBS pools and CRE CDOs. While not classified as either CRE CDO’s or Structured CMBS pools, MBIA Corp. also insures approximately $3.9 billion in CRE loan pools, primarily comprised of European assets, which is not included in the detail provided below.

As of June 30, 2010, our exposure to structured CMBS pools totaled $35.3 billion and represented approximately 19% of MBIA Corp.’s total net par insured. These transactions are pools of CMBS, Real Estate Investment Trust (“REIT”) debt and CRE CDOs that were structured with first loss deductibles such that MBIA Corp.’s obligation attached at least a triple-A level. The deductible sizing was a function of the underlying collateral ratings and certain structural attributes. MBIA Corp.’s guarantee for most structured CMBS pool transactions covers losses on collateral assets once the deductible has been eroded.

The securities in the pools are generally CMBS bonds or CDSs referencing CMBS bonds (“CMBS bonds”). MBIA Corp.’s guarantee generally is in the form of a CDS referencing the CMBS bonds. MBIA Corp. would have payment obligations if the volume of CMBS bond defaults exceeded the deductible level. Each pool is comprised of CMBS bonds, which in turn are backed by commercial mortgage loans. The same CMBS bonds may be referenced in multiple pools. The Company’s structured CMBS pools are static, meaning that the collateral pool of securitizations cannot be changed. Most transactions are comprised of similarly rated underlying tranches. The deductible for each transaction varies according to the ratings of the underlying collateral. For example, a deal comprised of originally BBB rated underlying CMBS bonds would typically include a 30-35% deductible to MBIA Corp.’s position whereas a transaction comprised of all originally AAA rated underlying CMBS bonds would typically require a 5-10% deductible.

Approximately 39% of our par insured in this portfolio is comprised of collateral originally rated in the BBB band. The higher risk of BBB collateral was intended to be offset by the diversification in the collateral pool and the level of deductible. In all cases, MBIA Corp.’s insured position was rated AAA at origination by at least one of Moody’s, S&P and/or Fitch.

The following table presents the original and current credit ratings of the underlying reference obligations in our insured structured CMBS pools based on the lower of Moody’s or S&P ratings (with S&P symbols). Most of the securitizations we wrapped are comprised of collateral with a single rating category. For example, 39% of our collateral was originally rated BBB and is in pools that consisted almost exclusively of BBB collateral at the date of issuance. The vintages and ratings indicated reflect the time of issuance of the underlying securities, not the time that MBIA Corp. insured the pools. The percentages in the collateral/ratings presented below are percentages of the 2010 collateral balance (which is higher than original as a result of re-assumption of reinsurance).

Collateral Vintage as of MBIA Origination and Rating Concentration as of Underlying Security Issue

	Year Collateral					Indicative Attachment Range
$ in billions	Pre 2005	2005	2006	2007	Total
AAA	8%	2%	14%	10%	34%	5%-10%
AA	0%	0%	1%	1%	2%	14%-16%
A	1%	3%	10%	2%	16%	17%-20%
BBB	2%	9%	23%	5%	39%	30%-35%
<BB+	2%	2%	2%	1%	7%	70%-80%

Total	13%	16%	50%	19%	98%

Net Par Outstanding	$ 0.4	$ 2.1	$ 7.0	$ 23.5	$ 33.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table reflects the current ratings of our collateral, in the same vintage buckets. So for example, 2007 deals still constitute 20% of the collateral we wrapped, but the percentage of AAA collateral has fallen from 10% to 1%. This table demonstrates the magnitudes of downgrades of the collateral over time. Ninety two percent of the underlying reference obligations were rated investment grade at origination compared to 35% as of June 30, 2010. Most of the collateral originally rated AAA remains investment grade, but virtually all of the other collateral has been downgraded to below investment grade.

Current Collateral Vintage and Rating Concentration

	Year Collateral
$ in billions	Pre 2005	2005	2006	2007	Total
AAA	8%	1%	5%	1%	14%
AA	0%	1%	1%	0%	3%
A	1%	1%	4%	1%	6%
BBB	1%	1%	4%	4%	10%
<BB+	3%	13%	36%	14%	66%
Total	13%	17%	50%	20%	99%

Net Par Outstanding	$0.4	$2.2	$7.2	$25.5	$35.3

There has been virtually no erosion of the original deductibles to date, as few CMBS loans have been foreclosed and liquidated.

As of June 30, 2010, our exposure to CRE CDOs totaled $9.4 billion and represented approximately 9% of MBIA Corp.’s CDO exposure and 5% of MBIA Corp.’s total net par insured. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. Most of these structures benefit from typical CDO structural features such as cash diversion triggers, collateral quality tests and manager replacement provisions. In most instances, MBIA Corp. guarantees timely interest and ultimate principal of these CDOs. As with our other insured CDOs, these transactions were generally structured with triple-A or a multiple of triple-A credit support protection below our guarantee. Information about the composition of our structured CMBS pools and CRE CDO transactions is presented in the following table. The collateral level detail for each year insured is shown as a percentage of the total collateral for all transactions insured in that year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over-collateralization and subordination) and reinsurance. The following table does not provide collateral level detail on eight structured CMBS pools totaling $219 million of net par executed in the secondary market. These deals were insured prior to 2005, and all eight deals were rated triple-A when insured.

$ in millions			Collateral as a % of Performing Pool Balance as of June 30, 2010
Year Insured	# of CDOs	Net Par Outstanding	Cusip CMBS	Whole Loans	REIT Debt	Sub- prime RMBS	Other RMBS	Other	Total	Net Derivative / Asset (Liability)
CRE CDOs
2004	-	$368	65%	0%	20%	12%	0%	3%	100%	$-
2005	-	1,271	58%	0%	8%	23%	0%	11%	100%	(30)
2006	-	3,349	42%	47%	2%	0%	0%	10%	100%	(49)
2007	-	4,457	66%	20%	3%	0%	0%	11%	100%	(97)

Subtotal		$9,445								$(176)

Structured CMBS Pools
2003	-	149	62%	0%	34%	0%	0%	4%	100%	-
2005	-	2,200	100%	0%	0%	0%	0%	0%	100%	(1)
2006	-	7,174	89%	0%	0%	0%	0%	11%	100%	(334)
2007	-	25,515	97%	0%	0%	0%	0%	3%	100%	(990)

Subtotal		$35,038								$(1,325)

		$44,483

Total		219	Structured CMBS Pools insured in the Secondary Market prior to 2005 (8 pools)							0

Grand Total		$44,702								$(1,501)

As of June 30, 2010, our structured CMBS pools and CRE CDO insured portfolio did not contain any CDOs of ABS exposures, and the structured CMBS pools did not contain any subprime or non-subprime RMBS exposures. Several of the CRE CDO transactions do contain some RMBS collateral, but overall this comprises less than 5% of the CRE CDO portfolio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Our structured CMBS pool portfolio comprises over 57,000 loans. The current weighted average debt service coverage ratio (“DSCR”) of underlying mortgages in the CMBS pools is 1.65x based on net operating income (“NOI”) derived from the most recent property level financial statements (three-fourths of the properties have provided 2009 financial statements) compared to an average DSCR of 1.55x as of June 2009. Although the average DSCR increased, many properties saw declining financial performance over the past year and thus the percentage of properties with a DSCR less than 1.0x increased from under 10% as of June 30, 2009 to nearly 15% as of June 30, 2010. The weighted average loan-to-value ratio is 73%, compared to 70% as of June 30, 2009. The majority of the loans are long-term and fixed-rate in nature. Approximately 16% of the loans will mature within the next three years; however, the weighted average DSCR of these loans is significantly higher at 2.06 based upon the latest available financial statements. Six percent of the loans mature in the next 12 months and these have a weighted average DSCR of 3.08. Deal attachment points range from 5% to 80% and underlying bond collateral loss coverages generally range from 2% to 30%, which are structural factors that were intended to minimize potential losses. Delinquencies have increased markedly in the commercial real estate market over the past year given the economic downturn and the shortage of financing. As of June 30, 2010, 30-day and over delinquencies continued to increase in the fixed rate, conduit CMBS market to 7.99% and in MBIA Corp.’s insured static pooled CMBS portfolio to 8.31%, primarily due to MBIA Corp.’s concentration in the 2006 and early 2007 vintages. In light of these increases in the delinquency levels in the market, we increased the probability of loss that we use to project the probability-weighted estimate of loss in the portfolio in the first quarter of 2010. As of June 30, 2010, we estimated our aggregate credit impairment on a portion of our portfolio to be $353 million. The impairment is estimated using our loss reserve methodology, which sums the probability–weighted potential future losses across multiple scenarios as described below.

We developed seven scenarios of projected deal performance using 3 general approaches. The approaches require substantial judgments about the future performance of the underlying loans. The first approach uses projected net operating income (NOI) and capitalization rates (cap rates) to project losses under 2 scenarios: one in which NOI and cap rates remain flat at current levels, and one in which these measures improve slowly beginning in 2010. The second approach stratifies loans into debt service coverage buckets and uses default probabilities implied by a JPMorgan default study for each bucket to project defaults. This approach is applied to 3 scenarios where projected deal level losses vary based on the loss severity assumptions applied to individual mortgages. Both of these approaches (and the 5 related scenarios) rely heavily on year-end financial statements at the property level. In developing these scenarios, we had received 2009 financial statements on approximately 63% of the properties in our pools. The third approach stratifies loans into buckets based on delinquency status (including using a “current to delinquent roll rate” assumption to predict future delinquencies) and generates two scenarios of projected losses by varying the assumption of liquidation rates from the most delinquent bucket.

The loss severities projected by these scenarios vary widely, from no loss to substantial losses. We assign a wide range of probabilities to these scenarios, with lower severity scenarios being weighted more heavily than higher severity scenarios. This reflects our view that liquidations will continue to be mitigated by loan extensions and modifications, and that property values and NOIs are near their low points. The probability weighted average loss estimate is $353 million. If macroeconomic stress continues or there is a “double dip” recession, higher delinquencies, higher levels of liquidations of delinquent loans and higher severities of loss upon liquidation could result in MBIA Corp. incurring substantial additional losses.

Our actual losses will be a function of the proportion of loans in our pools that are foreclosed and liquidated and the severities of loss upon liquidations. If the deductibles in our insured transactions and underlying referenced CMBS transactions are fully eroded, additional property level losses upon foreclosures and liquidations could result in substantial losses for MBIA. Since very few foreclosures and liquidations have taken place to date, ultimate loss rates are highly uncertain.

U.S. Public Finance and Structured Finance and International Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. During the first six months of 2010, MBIA reassumed par outstanding of $3.5 billion from one reinsurer. MBIA will continue to evaluate its use of reinsurance, which may result in future portfolio commutations from reinsurers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents information about our reinsurance agreements as of June 30, 2010 for our U.S. public finance and structured finance and international insurance operations. Estimated credit impairments represent the reinsurers’ portion of amounts we expect to pay on insured derivative contracts.

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	LOC / Trust Accounts	Reinsurance Recoverable (3)	Estimated Credit Impairments on Insured Derivatives	Derivative Asset

Channel Reinsurance Ltd.	N/R(1)	N/R(1)	$31,479	$677	$58	$442	$668

Assured Guaranty Corp.	AAA (Negative Outlook)	Aa3 (Negative Outlook)	4,733	-	16	(1)	-

Assured Guaranty Re Ltd.	AA (Stable)	A1 (Negative Outlook)	690	4	-	-	-

Overseas Private Investment Corporation	AAA (Stable)	Aaa (Stable)	294	-	-	-	-

Export Development Canada	AAA (Stable)	Aaa (Stable)	158	2	-	-	-

Others	R(2) or above	Caa2 or above	174	1	-	-	-

Total			$37,528	$684	$74	$441	$668

(1) - Not rated.

(2) - Regulatory intervention.

(3) - Total reinsurance recoverable of $74 million comprised recoverables on paid and unpaid losses of $38 million and $36 million, respectively.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of June 30, 2010, the total amount available under these letters of credit and trust arrangements was $684 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of June 30, 2010, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $37.5 billion compared with $50.3 billion as of June 30, 2009. Of the $37.5 billion of ceded par outstanding as of June 30, 2010, $11.8 billion was ceded from our U.S. public finance insurance segment and $25.7 billion was ceded from our structured finance and international insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp., National will assume liability for such ceded claim payments. As of June 30, 2010, the total amount for which National would be liable in the event that the reinsurers of MBIA Corp. were unable to meet their obligations is $11.8 billion. For FGIC policies assigned to National from MBIA Insurance Corporation, National maintains the right to receive third-party reinsurance totaling $10.7 billion.

As of June 30, 2010, MBIA Insurance Corporation owned a 17.4% equity interest in Channel Re. On July 19, 2010, MBIA Insurance Corporation acquired the remaining 82.6% equity interest of Channel Re and its parent company ChannelRe Holdings, Ltd. for $40 million in cash. Channel Re is a financial guarantee reinsurer founded in 2004, which assumed business only from MBIA Insurance Corporation and MBIA UK. As of June 30, 2010, the Company expects Channel Re to continue to report negative shareholders’ equity on a GAAP basis primarily due to unrealized losses on its insured credit derivatives based on fair value accounting. As of June 30, 2010, the fair value of the derivative assets related to credit derivatives ceded to Channel Re was $668 million and the reinsurance recoverable from Channel Re was $58 million. Based on our assessment, we determined that cash and investments, inclusive of approximately $677 million that Channel Re had on deposit in trust accounts for the benefit of MBIA Corp. as of June 30, 2010, were in excess of MBIA Corp.’s ceded liabilities to Channel Re. MBIA Insurance Corporation and MBIA UK have, since the acquisition, commuted all reinsurance with Channel Re and plan to liquidate the company in the third quarter of 2010. Upon the commutation, MBIA Insurance Corporation, National and MBIA UK reassumed $21.6 billion, $7.8 billion, and $2.1 billion in exposure, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Advisory Services

Our asset management advisory business is conducted through Cutwater. Cutwater offers advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. We offer these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its other subsidiaries.

The following tables summarize the results and assets under management of our advisory services segment for the three and six months ended June 30, 2010 and 2009. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

					Percentage Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
In millions	2010	2009	2010	2009	2010 vs. 2009	2010 vs. 2009
Net investment income	$(0)	$0	$(0)	$(0)	n/m	n/m
Fees and reimbursements	17	12	33	26	35%	29%
Net gains (losses) on financial instruments at fair value and foreign exchange	0	(1)	(0)	(1)	-109%	-97%
Net realized gains (losses)	(0)	-	1	0	n/m	n/m

Total revenues	17	11	34	25	40%	33%
Operating	17	11	31	21	57%	50%

Pre-tax income (loss)	$(0)	$0	$3	$4	-124%	-41%

Ending assets under management:
Third-party	$25,741	$24,070	$25,741	$24,070	7%	7%
Insurance and corporate	9,546	10,825	9,546	10,825	-12%	-12%
Asset/Liability Products and Conduits	6,658	7,870	6,658	7,870	-15%	-15%

Total ending assets under management	$41,945	$42,765	$41,945	$42,765	-2%	-2%

n/m - Percentage change not meaningful.

For the three and six months ended June 30, 2010, fees and reimbursements increased primarily due to those earned on assets managed for other MBIA segments and from the segment’s CDO management business. Operating expenses for the three and six months ended June 30, 2010 increased due to expenses associated with Cutwater’s re-branding and reorganization, transfers of employees and greater allocated expenses from other MBIA units.

Average third-party assets under management for the six months ended June 30, 2010 were $26.1 billion compared with $23.7 billion as of December 31, 2009. As of June 30, 2010, third-party ending assets under management at market value were $25.7 billion, increasing $330 million from $25.4 billion as of December 31, 2009. The increase resulted from higher municipal pool balances and new separate account management assignments. As of June 30, 2010, ending assets under management at market value related to the Company’s other segments were $16.2 billion, decreasing slightly from $16.7 billion as of December 31, 2009.

The Company has issued commitments to three pooled investment programs managed or administered by Cutwater Investor Services Corp. (“Cutwater-ISC”), formerly known as MBIA Municipal Investor Service Corporation and its subsidiary. These commitments, which are accounted for as derivatives and recorded on the Company’s balance sheet at fair value, cover losses in such programs should the net asset values per share decline below specified per share values. As of June 30, 2010, the maximum amount of future payments that the Company would be required to make under these commitments was $6.8 billion. These commitments would be terminated if Cutwater-ISC or its subsidiary was no longer manager or administrator or a program was no longer in compliance with its respective investment objectives and policies. Although the pools hold high-quality short-term investments, there is risk that the Company will be required to make payments or incur a loss under these guarantees in the event of material redemptions by shareholders of the pools and the need to liquidate investments held in the pools. The net unrealized gains on these derivatives were $0 and $5 thousand for the three and six months ended June 30, 2010, respectively. The Company has, and may in the future, purchase investments at its discretion from the pooled investment programs it manages, whether or not such programs have been guaranteed by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Corporate

General corporate activities are conducted through our corporate segment. Our corporate operations primarily consist of holding company activities. Our service company’s revenues and expenses are included in the results of our corporate segment. The service company provides support services such as management, legal, accounting, treasury and information technology, among others, to our corporate segment and other operating businesses on a fee basis.

The following tables summarize the consolidated results of our corporate segment for the three and six months ended June 30, 2010 and 2009. These results include revenues and expenses that arise from general corporate activities and from providing support to the other segments.

					Percentage Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
In millions	2010	2009	2010	2009	2010 vs. 2009	2010 vs. 2009
Net investment income	$2	$4	$7	$11	-43%	-33%
Fees and reimbursements	22	-	45	-	n/m	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	10	(2)	(18)	(11)	n/m	-59%
Net realized gains (losses)	(2)	4	-	3	n/m	-91%
Net gains on extinguishment of debt	-	1	-	2	n/m	n/m

Total revenues	32	7	34	5	n/m	n/m

Operating	25	9	52	16	n/m	n/m
Interest	16	17	33	36	-9%	7%

Total expenses	41	26	85	52	0%	-66%

Pre-tax income (loss)	$(9)	$(19)	$(51)	$(47)	50%	-9%

n/m - Percentage change not meaningful.

For the three and six months ended June 30, 2010, fees of $22 million and $45 million, respectively, related to general support services provided to business units within the company on a fee-for-service basis.

For the three months ended June 30, 2010, net gains on financial instruments at fair value and foreign exchange included a gain of $8 million related to fair valuing outstanding warrants issued on MBIA Inc. common stock. For the six months ended June 30, 2010, net loss on financial instruments at fair value and foreign exchange included a loss of $11 million related to the fair valuing outstanding warrants. The changes were attributable to significant fluctuations in MBIA’s stock price and volatility, which are used in the valuation of the warrants.

For the three and six months ended June 30, 2010, corporate operating expenses increased primarily due to general and administrative expenses related to our newly established service company, Optinuity.

Wind-down Operations

We operate an asset/liability products business in which we historically issued debt and investment agreements, which were insured by MBIA Corp., to capital markets and municipal investors. The proceeds of the debt and investment agreements were used initially to purchase assets that largely matched the duration of those liabilities. We also operate a conduit business in which we have funded transactions by issuing debt, which is insured by MBIA Corp. The rating downgrades of MBIA Corp. resulted in the termination and collateralization of certain investment agreements and, together with the rising cost and declining availability of funding and illiquidity of many asset classes, caused the Company to begin winding down its asset/liability products and conduit businesses in 2008. Currently, the portfolio no longer has assets matching the duration of liabilities but is expected to have positive cash flows for the next several years. Since the downgrades of MBIA Corp., we have not issued debt in connection with either business and we believe the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate, or are repurchased by us.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Asset/Liability Products

The following tables summarize the results of our asset/liability products segment for the three and six months ended June 30, 2010 and 2009. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Three Months Ended June 30,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net investment income	$25	$49	-47%
Fees and reimbursements	-	0	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	5	116	-96%
Net realized gains (losses)	(0)	18	-100%
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(22)	(265)	92%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	10	158	-94%

Net investment losses related to other-than-temporary impairments	(12)	(107)	89%
Net gains on extinguishment of debt	18	94	-81%
Revenues of consolidated VIEs:
Net investment income	(2)	-	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	11	-	100%
Net gains on extinguishment of debt	-	-	0%

Total revenues	45	170	0%

Operating	4	8	-56%
Interest expense	43	67	-35%

Total expenses	47	75	-37%

Pre-tax income (loss)	$(2)	$95	-103%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

	Six Months Ended June 30,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net investment income	$53	$109	-52%
Fees and reimbursements	-	1	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	(9)	171	-105%
Net realized gains (losses)	(11)	45	-125%
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(187)	(461)	60%
Other-than-temporary impairments recognized in accumulated
other comprehensive loss	148	158	-7%

Net investment losses related to other-than-temporary impairments	(39)	(303)	87%
Net gains on extinguishment of debt	18	98	-82%
Revenues of consolidated VIEs:
Net investment income	(2)	-	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	23	-	100%
Net gains on extinguishment of debt	-	-	0%

Total revenues	33	121	-74%

Operating	8	17	-56%
Interest expense	91	155	-41%

Total expenses	99	172	-43%

Pre-tax income (loss)	$(66)	$(51)	-31%

For the three and six months ended June 30, 2010, net investment income and interest expense reflected the continued amortization of the assets and liabilities of the segment and the impact of lower interest rates as compared to the same periods in 2009. We have observed stabilization in the performance of the assets held by the segment which has resulted in a decline in the level of net investment losses related to other-than-temporary impairments.

As of June 30, 2010, principal and accrued interest outstanding on investment agreement and MTN obligations and securities sold under agreements to repurchase totaled $4.8 billion compared with $5.5 billion as of December 31, 2009. The decrease in these liabilities principally resulted from scheduled amortizations.

In addition, as of June 30, 2010, the segment had a secured loan payable outstanding to MBIA Corp. of $1.1 billion and cash advanced from the Company’s corporate segment of $600 million. Cash and investments supporting the segment’s liabilities, including intercompany liabilities, had market values plus accrued interest of $4.8 billion and $5.3 billion as of June 30, 2010 and December 31, 2009, respectively. These assets comprised securities with an average credit quality rating of A1. Additionally, receivables for securities sold net of payables for securities purchased were $6 million and $37 million as of June 30, 2010 and December 31, 2009, respectively. Refer to the “Liquidity” section included herein for a discussion about the liquidity position of the asset/liability products program.

Through MBIA Inc., the asset/liability products segment also entered into matched repurchase and reverse repurchase agreements with National. These agreements, collectively, provide high-quality collateral to the asset/liability products segment for up to $2.0 billion, which is then pledged to investment agreement counterparties, and low-risk investment portfolio yield enhancement to the U.S. public finance insurance segment. As of June 30, 2010, the fair value of security borrowings under these agreements totaled $2.0 billion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Conduits

The following tables summarize the results of our conduits segment for the three and six months ended June 30, 2010 and 2009. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

					Percentage Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
In millions	2010	2009	2010	2009	2010 vs. 2009	2010 vs. 2009
Net investment income	$-	$-	0	$-	0%	0%
Fees and reimbursements	-	0	-	-	-100%	0%
Revenues of consolidated VIEs:
Net investment income	4	4	9	13	15%	-29%
Net gains (losses) on financial instruments at fair value and foreign exchange	10	(1)	8	(9)	n/m	n/m
Net gains on extinguishment of debt	4	21	4	22	-83%	-83%

Total revenues	18	25	21	26	-27%	-17%

Operating	0	1	1	1	-61%	-51%
Expenses of consolidated VIEs:
Operating	1	1	1	2	-35%	-47%
Interest	4	3	8	10	58%	-17%

Total expenses	5	5	10	13	-4%	-25%

Pre-tax income (loss)	$13	$20	$11	$13	-32%	-8%

n/m— Percentage change not meaningful.

Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits. As such, we have eliminated intercompany transactions with our conduits from our consolidated balance sheet and statement of operations. After the elimination of such intercompany assets and liabilities, conduit investments (including cash) were $1.9 billion and conduit debt obligations $1.8 billion at June 30, 2010. As of December 31, 2009, Conduit investments and conduit obligations after eliminations were $1.8 billion. The effect of these eliminations on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments, representing investments in conduit MTNs by other MBIA subsidiaries, with a corresponding reduction of conduit MTN liabilities.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Pre-tax income (loss)	$1,968		$1,503		$(291)		$2,488
Provision (benefit) for income taxes	673	34.2%	605	40.3%	(106)	36.4%	890	35.8%

For the six months ended June 30, 2010, the Company’s effective tax rate applied to our pre-tax loss was higher than the statutory tax rate of 35%. The difference in rates is principally a result of tax-exempt interest income from investments and a decrease in the valuation allowance.

For the six months ended June 30, 2009, the Company’s effective tax rate applied to our pre-tax income was greater than the statutory tax rate of 35% primarily due to an increase in our valuation allowance.

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

Based on the Company’s NOL position for the year ended December 31, 2009, the Company made the election under the new 5-year NOL carryback provision and recovered approximately $391 million in taxes paid during the carryback period. The refund was allocated, in accordance with the Company’s tax sharing agreement, in the following manner: $137 million to MBIA Inc., $251 million to MBIA Insurance Corporation and $3 million to National. The tax refund was received during the second quarter of 2010.

Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes including the Company’s Section 382 position.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources for National and MBIA Corp. Capital resources are defined by the Company as total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Insurance Corporation. As of June 30, 2010, total shareholders’ equity and total debt was $4.6 billion. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital (shareholders’ equity plus total debt). MBIA Inc.’s investments in subsidiaries totaled $5.9 billion and its asset/liability management business had negative shareholder’s equity of $1.5 billion.

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

For the three and six months ended June 30, 2010, we repurchased 3.2 million common shares of MBIA Inc. under our share repurchase program at a cost of $19 million and an average price of $6.10 per share. Since inception, we have repurchased 49 million common shares of MBIA Inc. under our share repurchase program at a cost of $916 million and an average price of $18.86 per share, and $84 million remained available under the program.

During the second quarter of 2010, MBIA Inc. repurchased 20 shares of the outstanding preferred stock of MBIA Insurance Corporation at a purchase price of approximately $8,000 per share or 8% of the face value. As of June 30, 2010, on a consolidated basis, 1,426 preferred shares of MBIA Insurance Corporation remained outstanding to unaffiliated investors with a carrying value of $14 million.

Insurance Statutory Capital

National and MBIA Corp. are incorporated and licensed in, and are subject to primary insurance regulation and supervision by, the State of New York. National and MBIA Corp. each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSID and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of statutory accounting principles (“U.S. STAT”) and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct. U.S. STAT differs from U.S. GAAP in a number of ways. Refer to the statutory accounting practices note to the financial statements of National and MBIA Corp. within exhibits 99.2 and 99.3, respectively, to MBIA Inc.’s Form 10-K for the year ended December 31, 2009 for an explanation of the differences between U.S. STAT and U.S. GAAP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

National

National reported total statutory capital of $2.2 billion as of June 30, 2010 compared with $2.0 billion as of December 31, 2009. As of June 30, 2010, statutory capital comprised $1.4 billion of contingency reserves and $762 million of policyholders’ surplus. The increase in National’s statutory capital is primarily due to statutory net income of $195 million in the first half of 2010. Consistent with our plan to transform our insurance business, the Company has received approval from the NYSID to reset National’s unassigned surplus to zero, which was effective January 1, 2010. National’s total statutory capital as of March 31, 2010 and December 31, 2009 was reported as $2.1 billion and $2.0 billion, respectively, in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, but was revised to $2.1 billion and $2.0 billion, respectively, as a result of certain updates described in the Company’s Current Report on Form 8-K filed on June 4, 2010.

As a New York State licensed financial guarantee insurance company, National is required to maintain a minimum of $65 million of policyholders’ surplus. National’s policyholders’ surplus was $762 million as of June 30, 2010. National’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, incurred losses will reduce policyholders’ surplus.

National’s statutory policyholders’ surplus was lower than its GAAP shareholder’s equity by $2.3 billion as of June 30, 2010. Statutory accounting principles differ from GAAP in certain respects. For National, the significant differences include the following: upfront and installment premium revenue are earned under different schedules between U.S. STAT and GAAP; acquisition costs are charged as incurred under U.S. STAT rather than deferred and amortized under GAAP; contingency reserves are recorded on a statutory basis and not on a GAAP basis; changes in deferred income tax balances are recognized in surplus under U.S. STAT rather than recognized either in net income or other comprehensive income under GAAP; and “non-admitted assets” are charged directly against surplus under U.S. STAT but are reflected as assets under GAAP.

MBIA Corp.

MBIA Corp. reported total statutory capital of $3.3 billion as of June 30, 2010 and December 31, 2009. As of June 30, 2010, statutory capital comprised $1.5 billion of contingency reserves and $1.8 billion of policyholders’ surplus. MBIA Corp.’s statutory capital position remained consistent with the level reported as of December 31, 2009 as incurred losses during the first half of 2010 were offset by increases to the contract claim recoveries related to ineligible mortgages in securitizations that we have insured, premiums earned, net investment income and gains on reinsurance commutations. MBIA Corp.’s policyholders’ surplus as of June 30, 2010 includes a negative unassigned surplus of $274 million. MBIA Corp.’s total statutory capital as of March 31, 2010 and December 31, 2009 was reported as $3.5 billion in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, but was revised to $3.3 billion for both periods as a result of certain updates described in the Company’s Current Report on Form 8-K filed on June 4, 2010.

As of June 30, 2010, MBIA Corp. recognized estimated recoveries of $1.3 billion, net of reinsurance and income tax, on a statutory basis related to put-backs of ineligible loans in our insured transactions. These expected recoveries represented 39% of MBIA Corp.’s statutory capital (defined as policyholders’ surplus plus contingency reserve) as of June 30, 2010. A substantial majority of our put-back claims have been disputed by the loan sellers/servicers and are currently subject to litigation. In addition, there is some risk that the sellers/servicers or other responsible parties might not be able to satisfy any judgment we secure in a litigation. While we believe that we will prevail in litigation, there is uncertainty with respect to the ultimate outcome. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. If we are unsuccessful in litigation or if there is a substantial delay in realizing recoveries, there could be an adverse effect on the statutory capital position of MBIA Corp., as well as regulatory implications.

As a New York State licensed financial guarantee insurance company, MBIA Corp. is required to maintain a minimum of $65 million policyholders’ surplus. MBIA Corp.’s policyholders’ surplus was $1.8 billion as of June 30, 2010. MBIA Corp.’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, incurred losses will reduce policyholders’ surplus.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

MBIA Corp.’s statutory policyholders’ surplus is higher than its GAAP shareholder’s equity by $486 million as of June 30, 2010. Statutory accounting principles differ from GAAP in certain respects. For MBIA Corp., the significant differences include the following: the fair values of insured credit derivatives recorded under GAAP are significantly higher than the loss reserves recorded for those same contingent liabilities in our statutory accounts; the shareholder’s equity impact of our consolidated VIEs is more negative than the loss reserves we carry on our statutory books for those policies; surplus notes are recorded as a component of policyholders’ surplus under U.S. STAT rather than treated as long-term debt under GAAP; upfront and installment premium revenue are earned under different schedules for U.S. STAT and GAAP; acquisition costs are charged as incurred under U.S. STAT rather than deferred and amortized under GAAP; fixed-maturity investments are generally reported at amortized cost under U.S. STAT rather than at fair value under GAAP; the discount rate used in calculating loss reserves is equal to MBIA Corp.’s book yield under U.S. STAT rather than applicable risk-free rates under GAAP; contingency reserves are recorded on a statutory basis and not on a GAAP basis; changes in deferred income tax balances are recognized in surplus under U.S. STAT rather than recognized either in net income or other comprehensive income under GAAP; and “non-admitted assets” are charged directly against surplus under U.S. STAT but are reflected as assets under GAAP.

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

The Company has instituted a liquidity risk management framework, the primary objective of which is to monitor potential liquidity constraints in our asset and liability portfolios and guide the proactive matching of liquidity resources to needs. Our liquidity risk management framework seeks to monitor the Company’s cash and liquid asset resources using stress-scenario testing. Members of MBIA’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity cushions on an enterprise-wide basis.

As part of our liquidity risk management framework, we also seek to evaluate and manage liquidity on both a legal entity basis and a segment basis. Legal entity liquidity is an important consideration as there are legal, regulatory and other limitations on our ability to utilize the liquidity resources within the overall enterprise. We also seek to manage segment liquidity, particularly between our corporate and asset/liability products segments as they relate to MBIA. Unexpected loss payments arising from ineligible mortgages in securitizations that we have insured, dislocation in the global financial markets, the overall economic downturn in the U.S., and the loss of our triple-A insurance financial strength ratings in 2008 significantly increased the liquidity needs and decreased the financial flexibility in our segments and legal entities. We continued to satisfy all of our payment obligations and we believe that we have adequate resources to meet our ongoing liquidity needs in both the short-term and the long-term. However, if losses on the Company’s insured transactions continue to rise, including due to ineligible mortgages in securitizations that we have insured, or market or adverse economic conditions persist for an extended period of time or worsen, or the Company is unable to sell assets at values necessary to satisfy payment obligations, or is unable to access new capital through the issuance of equity or debt, or experiences an unexpected acceleration of payments required to settle liabilities, the Company could face additional liquidity pressure in all of its operations and businesses through increased liquidity demands on the Company or a decrease in its liquidity supply. These pressures could arise from exposures beyond residential mortgage related stress, which to date has been the main cause of stress.

A substantial majority of our put-back claims have been disputed by the loan sellers/servicers and are currently subject to litigation. In addition, there is some risk that the sellers/servicers or other responsible parties might not be able to satisfy any judgment we secure in a litigation. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries.

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

LIQUIDITY (continued)

The insurance policies issued or reinsured by the Company’s licensed insurers generally provide an unconditional and irrevocable guarantee of the payment required to be made by, on or behalf of the obligor to a designated paying agent for the holders of the insured obligations of an amount equal to the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that the insurance company has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon the insurance company’s election to accelerate. Because our U.S. public finance insurance segment’s financial guarantee contracts generally cannot be accelerated by a party other than the insurer, liquidity risk is mitigated in this segment.

In the event of a default in payment of principal, interest or other insured amounts by an issuer, however, National generally promises to make funds available in the insured amount generally on the next business day following notification. National provides for this payment, in some cases through a third-party bank, upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer.

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

Since inception, National, the entity from which we conduct our U.S. public finance insurance business, has exhibited positive cash flows from operations, and relatively stable and predictable cash outflows. National held cash and short-term investments of $593 million as of June 30, 2010, and maintained a highly liquid investment portfolio consisting predominately of highly rated municipal U.S. agency and corporate bonds.

As of June 30, 2010, National had cash and short term investments of $455 million (without regard to current maturities on long-term assets). The Company believed that the liquidity position of its U.S. public finance insurance segment was sufficient to meet cash requirements in the ordinary course of business.

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

As a result of the transaction executed with Channel Re and its previous shareholders in the third quarter of 2010, MBIA Corp. acquired a substantial portion of the assets previously held by Channel Re. These assets consist primarily of U.S. Treasury and high quality corporate bonds which can readily be sold to raise liquidity at MBIA Corp. The transaction will also result in an increase in MBIA Corp.’s statutory capital position.

Since the fourth quarter of 2007, MBIA Corp. has made $6.2 billion of cash payments, before reinsurance, associated with RMBS securitizations and policy termination and claim payments relating to CDS contracts referencing CDO-squared and multi-sector CDOs. These cash payments also include loss payments of $278 million made in the first six months of 2010 on behalf of our consolidated VIEs. In MBIA Corp.’s outstanding insured portfolio, these types of insured exposures have exhibited the highest degree of payment volatility and continue to pose material liquidity risk to MBIA Corp. As a result of the placement of ineligible loans in RMBS securitizations and current economic stress, MBIA Corp. could incur additional payment obligations beyond these mortgage-related exposures, which may be substantial, increasing the stress on its liquidity position.

Of the $6.2 billion, MBIA Corp. has paid $4.9 billion of claims, before reinsurance, on policies insuring second-lien mortgage RMBS securitizations. We believe these payments were driven primarily by a substantial number of ineligible mortgages being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. As a result, payments have been far in excess of the level that might be expected in an economic downturn. We believe the current liquidity position of MBIA Corp. is adequate to make expected future payments on these exposures, but the degree of loss within these transactions has been unprecedented, and continued elevated levels of payments will cause additional stress on our liquidity position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

There are three primary types of policy payment requirements in our structured finance and international financial guarantee contracts: (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; and (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has exhausted their share of losses. As in our U.S. public finance business, our structured finance and international segment’s financial guarantee contracts and CDS contracts generally cannot be accelerated, thereby mitigating liquidity risk. However, with respect to the insurance of CDS contracts, in certain events, including the insolvency or payment default of the insurer or the issuer of the CDS, the CDS contract is subject to termination and the counterparty can make a claim for the full amount due on termination. Further, in the event of a default in payment of principal, interest or other insured amounts by an insured issuer, our structured finance and international insurance companies generally promise to make funds available in the insured amount generally on the next business day following notification for U.S. transactions and within longer timeframes for international transactions, depending on the terms of the insurance policy. Our structured finance and international insurance companies provide for this payment, in some cases through a third-party bank, upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer.

Additionally, our structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes. MBIA Corp. also provides guarantees to the holders of our asset/liability products debt obligations. If our asset/liability products segment or MBIA Inc. were unable to service the principal and interest payments on its debt and investment agreements, the holders of the insured liabilities would make a claim under the MBIA Corp. insurance policies. MBIA Corp. has lent $2.0 billion to the asset/liability products segment on a secured basis for the purpose of minimizing the risk that such a claim would be made. The loan matures in the fourth quarter of 2011. During the first six months of 2010, a total of $500 million was repaid and the amount outstanding was $1.1 billion as of June 30, 2010. The Company expects that the loan will be fully repaid; however, the timing of the ultimate repayment may be affected by the performance of assets in the asset/liability products segment’s investment portfolio and by MBIA Inc.’s requirements to post collateral against guaranteed investment contracts, swap contracts, and internal and external borrowing facilities.

In order to monitor liquidity risk and maintain appropriate liquidity resources for payments associated with our residential mortgage-related exposures, MBIA employs a stress scenario-based liquidity model using the same “Roll Rate Methodology” as described under the “Loss and Loss Adjustment Expense Reserves” heading within the “Critical Accounting Estimates” section included herein. Using this methodology, the Company estimates the level of payments that would be required to be made under stress-level default assumptions of the underlying collateral taking into account MBIA’s obligation to cover such defaults under our insurance policies. These estimated payments, together with all other significant operating, financing and investing cash flows are forecasted on a monthly basis for a period covering (i) the next 24-months and (ii) then annually thereafter to the final maturity of the longest dated outstanding insured obligation. The stress-loss scenarios and cash flow forecasts are periodically updated to account for changes in risk factors and to reconcile differences between forecasted and actual payments.

In addition to our residential mortgage stress scenario, we also monitor liquidity risk using a Monte Carlo estimation of potential stress-level claims for insured principal and interest payments due in the next 12-month period. These probabilistically determined payments are then compared to the Company’s invested assets. This theoretic liquidity model supplements the scenario-based liquidity model previously described.

The Company manages the liquidity of its structured finance and international segment with the goal of maintaining cash and liquid securities in an amount in excess of all projected stress scenario payment requirements. To the extent our liquidity resources fall short of our target liquidity cushions under the stress-loss scenario testing, the Company will seek to increase its cash holdings position, by selling or financing assets in its investment portfolio or drawing upon one or more of its contingent sources of liquidity. The Company’s contingent liquidity sources generally involve the transfer and/or sale of assets that are unavailable to the legal entity in need of the liquidity resources as a result of the need for regulatory or third party approvals prior to their transfer and/or sale and are therefore contingent on the receipt of such approvals, among other things. In aggregate, the Company’s contingent liquidity sources equal approximately $576 million. As of June 30, 2010, MBIA Corp. had unencumbered cash and available-for-sale investments of $2.6 billion, of which $1.1 billion comprised cash and highly liquid assets of MBIA Insurance Corporation (without regard to its investments in its subsidiaries). We believe that MBIA Corp. has sufficient cash on hand, liquid assets and future cash receipts to satisfy expected claims payments.

Corporate Liquidity

Liquidity needs in our corporate segment are generally predictable and comprise principal and interest payments on corporate debt and operating expenses. Liquidity risk is associated primarily with the dividend capacity of our insurance subsidiaries, National and MBIA Insurance Corporation, dividends from asset management subsidiaries, investment income and our ability to issue equity and debt. To mitigate this risk, the corporate segment maintains excess cash and investments to support its ongoing cash requirements over a multi-year period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

As of June 30, 2010, the corporate activities of MBIA Inc. had $390 million of cash and highly liquid assets available for general corporate liquidity purposes. Existing cash and expected cash flows to the corporate segment are anticipated to be sufficient to cover cash needs through 2015 even if no further dividends are received from asset management or advisory subsidiaries. In addition MBIA Inc. received a $137 million tax refund in the second quarter of 2010 associated with its 2009 tax return, which increased its liquidity resources.

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

National and MBIA Corp. Dividends

Under New York State insurance law, without prior approval of the Superintendent of the NYSID, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. The payment of regular dividends in any 12-month period is limited to the lesser of (i) 10% of policyholders’ surplus as reported in the latest filed statutory financial statements and (ii) 100% of adjusted net investment income. MBIA Corp. is currently unable to pay dividends, including dividends on its preferred stock, due to earned surplus deficits per its statutory financial statement filing as of June 30, 2010.

Effective December 1, 2009, National was redomesticated to the State of New York and is subject to insurance regulations and supervision of the State of New York (its state of incorporation) and all U.S. and non-U.S. jurisdictions in which it is licensed to conduct insurance business. As such, National is subject to New York State insurance law with respect to the payment of dividends as described above. During the second quarter of 2010, National received approval from the New York State Insurance Department (the “NYSID”) to reset its unassigned surplus to zero as of January 1, 2010. Previously, National had an unassigned surplus deficit principally as a result of the 2009 reinsurance transaction between National and MBIA Corp. whereby National reinsured MBIA Corp.’s U.S. public finance business. Under New York State insurance law, without prior approval of the Superintendent of the NYSID, financial guarantee insurance companies can pay dividends from earned surplus, which is a component of unassigned surplus, subject to meeting minimum capital requirements. The reset provides National with dividend capacity of $76 million as of June 30, 2010. However, we do not intend to declare dividends in 2010.

Cutwater Dividends

On May 27, 2010, as a result of a review of its ongoing capitalization needs, Cutwater Holdings, LLC declared and paid a cash dividend of $10 million to MBIA Inc. In the future, we expect that Cutwater will be able to pay dividends to the holding company out of its retained earnings, although there can be no assurance that it will have adequate profitability or that dividends will be paid.

Asset/Liability Products Liquidity

Our asset/liability products segment is subject to material liquidity risk. Cash needs in the asset/liability products segment are primarily for the payment of principal and interest on investment agreements and MTNs, and for posting collateral under repurchase agreements, derivatives and investment agreements, as well as for the payment of operating expenses. The primary sources of cash within the asset/liability products segment used to meet its liquidity needs include scheduled principal and interest on assets held in the segment’s investment portfolio and unencumbered assets, including cash held within the wind-down operations that is not required for posting against any of its liabilities. If needed, assets held within the segment can be sold or used in secured repurchase agreement borrowings to raise cash. However, our ability to sell assets or borrow against non-U.S. government securities in the fixed-income markets decreased dramatically and the cost of such transactions increased dramatically over the last two years due to the impact of the credit crisis on the willingness of investors to purchase or lend against even very high-quality assets. In addition, negative net interest spread between asset and liability positions resulted from the need to hold cash as collateral against terminable investment agreement contracts and reduced the cash flow historically provided by net investment income.

In order to monitor liquidity risk and maintain appropriate liquidity resources for near-term cash and collateral requirements within our asset/liability products segment, the Company seeks to calculate monthly forecasts of asset and liability maturities, as well as collateral posting requirements. Cash availability at the low point of our 12-month forecasted cash flows is measured against liquidity needs using stress-scenario testing of each of the potential liquidity needs described above. To the extent there is a shortfall in our liquidity coverage, the Company seeks to manage its cash position and liquidity resources with a goal of maintaining an adequate cushion to the stress scenario. These resources include the sale of unencumbered assets, the use of free cash within the asset/liability products segment and at the corporate segment level, and potentially increased securities borrowings from National.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

The asset/liability products segment, through MBIA Inc., maintained simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with National for up to $2.0 billion based on the fair value of securities borrowed. As of June 30, 2010, the fair value of security borrowings under these agreements totaled $2.0 billion under which $1.8 billion was outstanding on the facility as of June 30, 2010. The asset/liability products segment has collateralized these security borrowings with assets rated BBB or better and having an aggregate fair value in excess of the securities borrowed. The NYSID approved the Asset Swap in connection with the re-domestication of National to New York. National has agreed to use good faith efforts to reduce the amount of the Asset Swap to no more than 10% of its admitted assets by no later than December 2011.

Other liquidity support outstanding as of June 30, 2010 included a $600 million advance from our corporate segment to our asset/liability products segment and a secured loan between MBIA Inc. and MBIA Corp. for up to $2.0 billion, under which $1.1 billion was outstanding as of June 30, 2010. As of June 30, 2010, including the $2.0 billion of intercompany resources, the asset/liability products segment had cash and investments of $4.8 billion and receivables for securities sold net of payables for securities purchased of $6 million.

Following the Moody’s downgrade of MBIA Corp. to Baa1 in November 2008, most outstanding investment agreements were terminated in accordance with their terms. As of June 30, 2010, we had $4.8 billion in remaining liabilities related to our asset/liability products business, of which $2.4 billion were investment agreements. All of the investment agreements were collateralized by cash or high-grade securities. We believe the asset/liability products program has adequate cash and highly liquid securities to retire all remaining investment agreements where holders have a right to terminate. The remaining $2.4 billion in liabilities consist of MTNs issued by MBIA Global Funding, LLC and term repurchase agreements. We believe no additional collateral or termination provisions would be triggered in the event of a further downgrade of MBIA Corp.’s credit rating. Payments and additional collateral requirements on the liabilities in the asset/liability products segment are expected to be met without the need for additional asset sales in the current stressed credit environment but rather from cash flows from investments and the intercompany facilities described above.

As of June 30, 2010, the asset/liability products segment held $1.1 billion in cash and short term investments of which $397 million was free cash not pledged and collateral against its liabilities.

We believe that the liquidity position of the asset/liability products segment, including the utilization of intercompany resources and available unencumbered assets, is adequate to meet projected expected payments. Certain events, however, could place further stress on our ability to meet asset/liability products segment obligations without additional asset sales or borrowing facilities, including any further asset impairments, asset or liability cash flow variability, or increased collateral margin requirements due to a reduction in the market value or rating eligibility of assets pledged as collateral. In such events, we may be forced to sell additional assets at potentially substantial losses to meet such obligations. Additionally, the asset/liability products segment may receive further liquidity support from our corporate segment; however, there can be no assurance that such support would be adequate to meet all payment obligations.

Consolidated Cash Flows

Operating Cash Flows

For the six months ended June 30, 2010, net cash used by operating activities totaled $168 million compared with $805 million for the same period of 2009. The Company’s net use of cash in the first six months of 2010 and 2009 were largely related to loss payments on financial guarantee insurance policies insuring RMBS exposure, partially offset by the tax refund related to the NOL carry back recovery. Cash from operating activities was also adversely impacted by a decrease in net investment income and premium collections. We believe that we have sufficient cash on hand, liquid assets and future cash receipts to satisfy expected claims payments and other expenses in the future.

Investing Cash Flows

For the six months ended June 30, 2010, net cash provided by investing activities was $2.3 billion compared with $2.9 billion for the same period of 2009. Net cash provided by investing activities in the first six months of 2010 resulted from sales and redemptions of securities for purposes of funding insurance-related loss payments, investment agreement withdrawals, and repayments of other debt, as well as cash recognized in the consolidation of variable interest entities. In the first six months of 2009, net cash provided by investing activities resulted from sales of securities for purposes of funding investment agreement withdrawals and terminations, MTN maturities and repurchases, and improving liquidity in our business segments.

Financing Cash Flows

For the six months ended June 30, 2010, net cash used by financing activities was $1.4 billion compared with $3.5 billion for the same period of 2009. Net cash used by financing activities in the first six months of 2010 principally related to withdrawals of investment agreements, principal payments on VIE notes and payments for the retirement of debt. In the first six months of 2009, net cash used by financing activities principally related to withdrawals and terminations of investment agreements and maturities and repurchases of MTNs within our asset/liability products segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Credit Facilities

Triple-A One, an MBIA-administered multi-seller conduit consolidated in the Company’s conduit segment, historically issued commercial paper to fund assets, which were insured by MBIA Corp. Triple-A One also maintained backstop liquidity facilities covering 100% of the face amount of commercial paper outstanding. During 2008, conditions in the asset-backed commercial paper market deteriorated making it increasingly difficult for Triple-A One to issue new commercial paper at commercially acceptable rates to repay maturing obligations. Accordingly, Triple-A One borrowed under its liquidity facilities to repay maturing commercial paper. The financial guarantee policies issued by MBIA Corp. to insure the assets of Triple-A One cannot be accelerated to repay borrowings under the liquidity facilities and only guarantee ultimate payments over time relating to the assets. By September 2008, these facilities were drawn in full and Triple-A One ceased issuing commercial paper. As of June 30, 2010 borrowings under liquidity facilities totaled $432 million and will be repaid as the assets purchased by Triple-A One mature.

Investments

The following discussion of investments, including references to consolidated investments, excludes cash and investments reported under “Assets of consolidated variable interest entities” on our consolidated balance sheets. Cash and investments of VIEs support the repayment of VIE obligations and are not available to settle obligations of MBIA.

Our available-for-sale investment portfolios comprise high-quality fixed-income securities and short-term investments. As of June 30, 2010 and December 31, 2009 the fair value of our consolidated available-for-sale investment portfolio was $12.1 billion and $12.8 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of June 30, 2010 and December 31, 2009 were $1.1 billion and $803 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

			Percent Change
In millions	June 30, 2010	December 31, 2009	2010 vs. 2009
Available-for-sale investments:
U.S. public finance insurance operations segment
Amortized cost	$5,115	$5,257	-3%
Unrealized net gain (loss)	110	15	n/m

Fair value	$5,225	$5,272	-1%

Structured finance and international insurance operations
Amortized cost	$1,908	$2,206	-13%
Unrealized net gain (loss)	(2)	1	n/m

Fair value	$1,906	$2,207	-14%

Corporate segment
Amortized cost	$328	$259	27%
Unrealized net gain (loss)	-	(2)	-116%

Fair value	$328	$257	28%

Advisory services
Amortized cost	$21	$40	-49%
Unrealized net gain (loss)	-	-	n/m

Fair value	$21	$40	-49%

Wind-down operations
Amortized cost	$5,246	$6,194	-15%
Unrealized net gain (loss)	(659)	(1,141)	-43%

Fair value	$4,587	$5,053	-9%

Total available-for-sale investments:
Amortized cost	$12,618	$13,956	-10%
Unrealized net gain (loss)	(551)	(1,127)	-52%

Total available-for-sale investments at fair value	$12,067	$12,829	-6%

Investments Held as Trading:
Corporate segment
Amortized cost	$15	$-	n/m
Unrealized net gain (loss)	-	-	n/m

Fair value	$15	$-	n/m

Advisory services
Amortized cost	$1	$-	n/m
Unrealized net gain (loss)	-	-	n/m

Fair value	$1	$-	n/m

Total Investments Held as Trading:
Amortized cost	$16	$-	n/m
Unrealized net gain (loss)	$-	-	n/m

Total Investments Held as Trading at Fair Value:	$16	$-	n/m

Held-to-maturity investments:
Structured finance and international insurance operations
Amortized cost	$2	$2	-21%

Total held-to-maturity investments at amortized cost	$2	$2	-21%

Consolidated investments at carrying value	$12,085	$12,831	-6%

n/m - Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

The carrying value of our consolidated investment portfolio decreased 6% to $12.1 billion as of June 30, 2010 from $12.8 billion as of December 31, 2009. The decrease in the amortized cost of available-for-sale investments in our structured finance and international insurance business was due to the sale of asset-backed securities, and the decrease in the amortized cost of available-for-sale investments in our wind-down operations principally resulted from the maturity and sale of investments to repay investment agreement and MTN obligations within our asset/liability products segment, as well as the other-than-temporary impairment of securities.

The fair value of the Company’s investments is based on prices which include quoted prices in active markets and prices based on market-based inputs that are either directly or indirectly observable, as well as prices from dealers in relevant markets. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates and general market credit spreads occurring after a fixed-income security is purchased, although other factors may also influence fair value, including specific credit-related changes, supply and demand forces and other market factors. When the Company holds an available-for-sale investment to maturity, any unrealized gain or loss currently recorded in accumulated other comprehensive income (loss) in the shareholders’ equity section of the balance sheet is reversed. As a result, the Company would realize a value substantially equal to amortized cost. However, when investments are sold prior to maturity, the Company will realize any difference between amortized cost and the sale price of an investment as a realized gain or loss within its consolidated statements of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of June 30, 2010 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance		Structured Finance and International		Advisory Services		Corporate		Wind-down Operations		Total

In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Available-for-sale:
Aaa	$2,336	48%	$639	63%	$1	100%	$-	0%	$594	18%	$3,570	39%
Aa	1,998	41%	59	6%	-	0%	-	0%	597	18%	2,654	29%
A	473	10%	77	8%	-	0%	-	0%	897	28%	1,447	16%
Baa	78	1%	69	7%	-	0%	-	0%	563	17%	710	8%
Below investment grade	2	0%	167	16%	-	0%	-	0%	293	9%	462	5%
Not rated	-	0%	3	0%	-	0%	-	0%	314	10%	317	3%

Total	$4,887	100%	$1,014	100%	$1	100%	$-	0%	$3,258	100%	$9,160	100%
Short-term investments	338		884		20		319		1,087		2,648
Investments held-to-maturity	-		2		-		-		-		2
Unrealized loss not reflected in carrying value of held-to-maturity investments	-		-		-		-		-		-
Investments held as trading	-		-		1		15		-		16
Other investments	-		8		-		9		242		259

Consolidated investments at carrying value	$5,225		$1,908		$22		$343		$4,587		$12,085

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

As of June 30, 2010, the weighted average credit quality of the Company’s available-for-sale investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations
Weighted average credit quality ratings	Aa	Aa	-	-	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of June 30, 2010, Insured Investments at fair value represented $2.5 billion or 21% of consolidated investments, of which $1.2 billion or 10% of consolidated investments were Company-Insured Investments.

As of June 30, 2010, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the A range, and 4% of the total investment portfolio would be rated below investment grade.

The distribution of the Company’s Insured Investments by financial guarantee insurer as of June 30, 2010 is presented in the following table:

	U.S. Public Finance		Structured Finance and International		Advisory Services		Corporate		Wind-down Operations		Total

In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments

MBIA Corp.	$17	0%	$169	2%	$-	0%	$-	0%	$612	5%	$798	7%

FSA	289	2%	2	0%	-	0%	-	0%	374	3%	665	5%

Ambac	88	1%	4	0%	-	0%	-	0%	264	2%	356	3%

National	318	3%	-	0%	-	0%	-	0%	102	1%	420	4%

FGIC	13	0%	4	0%	-	0%	-	0%	131	1%	148	1%

Other	142	1%	1	0%	-	0%	-	0%	12	0%	155	1%

Total	$867	7%	$180	2%	$-	0%	$-	0%	$1,495	12%	$2,542	21%

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

LIQUIDITY (continued)

The underlying ratings of the Company-Insured Investments as of June 30, 2010 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions Underlying Ratings Scale	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Wind-down Operations	Total
National:
Aaa	$-	$-	$-	$-	$-
Aa	99	-	-	40	139
A	156	-	-	17	173
Baa	63	-	-	45	108
Below investment grade	-	-	-	-	-

Total National	$318	$-	$-	$102	$420

MBIA Corp.:
Aaa	$-	$12	$-	$11	$23
Aa	-	9	-	29	38
A	16	-	-	83	99
Baa	-	1	-	408	409
Below investment grade	1	147	-	81	229

Total MBIA Corp.	$17	$169	$-	$612	$798

Total MBIA Insured Investments	$335	$169	$-	$714	$1,218

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of June 30, 2010, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range, the weighted average rating of only the Company-Insured Investments was in the Baa range, and 2% of the company-insured investment portfolio was rated below investment grade.

Impaired Investments

Investments for which the Company has recorded unrealized losses are tested quarterly for other-than-temporary impairment. For each security that meets the threshold of either 20% impaired at the time of review or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period, a further analysis of the security is performed to assess if the impairment is other than temporary. The analysis considers whether MBIA has the intent to sell the securities or more likely than not will be required to sell the securities before their anticipated recovery. As of June 30, 2010, the Company had a gross unrealized loss of $826 million related to its consolidated available-for-sale investment portfolio. The consolidated gross unrealized loss of $826 million primarily included $370 million related to the asset-backed sector, $214 million related to mortgage-backed securities, and $156 million related to corporate obligations.

The following table presents the fair values and gross unrealized losses by credit rating category of ABS included in our consolidated investment portfolio as of June 30, 2010 for which fair value was less than amortized cost. Of the total $12.1 billion of fair value and $826 million of unrealized losses of consolidated available-for-sale investments, $926 million of fair value and $304 million of unrealized losses relates to ABS included in our asset/liability products investment portfolio. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of June 30, 2010 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For Insured Investments, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

									Below
In millions	Aaa		Aa		A		Baa		Investment Grade		Not Rated		Total
Asset-Backed Sector	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS CDO	$-	$-	$3	$(6)	$6	$(3)	$3	$(1)	$53	$(137)	$1	$-	$66	$(147)

Corporate CDO	112	(26)	44	(2)	2	-	5	(4)	3	(4)	167	(52)	333	(88)

Auto loans	23	-	35	-	-	-	30	-	12	(1)	-	-	100	(1)

Credit cards	91	(4)	31	(1)	-	-	-	-	7	-	-	-	129	(5)

Equipment Leases	-	-		-	-	-	35	(7)	-	-	-	-	35	(7)

Small business/ student loans	55	(4)	-	-	-	-	21	(9)	-	-	-	-	76	(13)

Other ABS	15	(1)	37	(12)	130	(58)	37	(7)	20	(5)	74	(26)	313	(109)

Total	$296	$(35)	$150	$(21)	$138	$(61)	$131	$(28)	$95	$(147)	$242	$(78)	$1,052	$(370)

Sixty-eight percent of our investments in ABS reported in the preceding table were rated investment grade with 28% rated Aaa. Of the $1.1 billion of ABS investments reported in the preceding table, $355 million include the benefit of guarantees provided by MBIA Corp. and $263 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed ABS investments using the higher of the guarantors’ ratings or the underlying bond ratings was Aa1 and the average underlying credit rating of guaranteed ABS investments, without giving effect to the guarantees, was A1. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $163 million or 15% of the securities included in the preceding table were rated below investment grade.

The following table presents the fair values and gross unrealized losses by credit rating category of mortgage-backed securities included in our consolidated investment portfolio as of June 30, 2010 for which fair value was less than amortized cost:

									Below
In millions	Aaa		Aa		A		Baa		Investment Grade		Not Rated		Total
Mortgage Backed Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
RMBS:
Collateralized	$87	$(2)	$53	$(19)	$-	$-	$-	$-	$42	$(47)	$-	$-	$182	$(68)
Home Equity	2	-	104	(35)	14	(1)	10	(3)	99	(76)	19	(12)	248	(127)
Pass-through securities	48	-	-	-	-	-	-	-	-	-	-	-	48	-
Other	2	-	18	(11)	1	-	-	-	15	(4)	-	-	36	(15)
CMBS	8	(1)	13	(3)	-	-	-	-	-	-	-	-	21	(4)

Total	$147	$(3)	$188	$(68)	$15	$(1)	$10	$(3)	$156	$(127)	$19	$(12)	$535	$(214)

Sixty-seven percent of our investments in MBS reported in the preceding table were rated investment grade with 27% rated Aaa. Of the $535 million of MBS investments reported in the preceding table, $331 million include the benefit of guarantees provided by third-party financial guarantors and $31 million include the benefit of guarantees provided by MBIA Corp. The average credit rating of all guaranteed MBS investments using the higher of the guarantors’ ratings or the underlying bond ratings was A1 and the average underlying credit rating of guaranteed MBS investments, without giving effect to the guarantees, was Ba1. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $275 million or 51% of the securities included in the preceding table were rated below investment grade.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of direct corporate obligations included in our consolidated investment portfolio as of June 30, 2010 for which fair value was less than amortized cost:

									Below
In millions	Aaa		Aa		A		Baa		Investment Grade		Not Rated		Total
Corporate Obligations	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate Obligations	$20	$-	$117	$(12)	$382	$(53)	$268	$(53)	$143	$(30)	$122	$(8)	$1,052	$(156)

Total	$20	$-	$117	$(12)	$382	$(53)	$268	$(53)	$143	$(30)	$122	$(8)	$1,052	$(156)

Seventy-five percent of our investments in corporate obligations reported in the preceding table were rated investment grade with 2% rated Aaa. Of the $1.1 billion of corporate obligations reported in the preceding table, $88 million include the benefit of guarantees provided by MBIA Corp, $65 million include the benefit of guarantees provided by third-party financial guarantors, and $19 million include the benefit of guarantees provided by National. The average credit rating of all guaranteed corporate obligations included in the preceding table using the higher of the guarantors’ ratings or the underlying bond ratings was Aaa and the average underlying credit rating of these guaranteed corporate obligations without giving effect to the guarantees was Aaa. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp. and National, $90 million or 9% of the securities included in the preceding table were rated below investment grade.

We have reviewed the above securities as part of our assessment of other-than-temporary impairments of our entire investment portfolio. During our review, we assessed (i) the magnitude and duration of declines in fair value and (ii) the reasons for the declines, such as general credit spread movements in each asset-backed sector, transaction-specific changes in credit spreads, credit rating downgrades, modeled defaults, and principal and interest payment priorities within each investment structure and (iii) whether MBIA has the intent to sell the securities or more likely than not will be required to sell the securities before their anticipated recovery. Based on our assessments of other-than-temporary impairments within our investment portfolios, we concluded that 10 ABS investments included in the preceding table were other-than-temporarily impaired and we recorded realized losses of $15 million during 2010 on those securities through current earnings. Other-than-temporary impairments of ABS investments resulted from our reassessment of the likelihood we will not receive an amount equal to our amortized cost over the remaining maturities of the securities.

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

The following table presents the values of the Company-Insured Investments for which fair value is less than amortized cost, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company, as of June 30, 2010. The amortized cost represents the par value owned adjusted for any purchase price premium or discount. The insurance loss reserves represent the present value of the total amount of debt service payments (principal and interest) the Company expects to make over the term of the securities. If the Company were to hold the Company-Insured Investments presented in the following table to maturity, the unrealized loss recorded in accumulated other comprehensive income would reverse to zero and any losses resulting from the issuers inability to pay principal or interest would be recorded as an insurance loss in the Company’s consolidated statement of operations. Additionally, the difference between amortized cost and the par value of a security will be recorded in earnings through the accretion of the discount or amortization of the premium over the term of the security.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

In millions	As of June 30, 2010
Security Type	Amortized Cost	Fair Value	Unrealized Loss Recorded in Other Comprehensive Loss	Insurance Loss Reserve(1)
Mortgage-backed securities	$31	$23	$(8)	$2
Asset-backed securities	543	423	(120)	-
Corporate obligations	51	47	(4)	-
State and municipal bonds	283	259	(24)	-
Other investments	102	85	(17)	-

Total	$1,010	$837	$(173)	$2

(1) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Debt Obligations

Principal payments due under our debt obligations in the six months ending December 31, 2010 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. The repayment of principal on our Surplus Notes is reflected in 2013, the first call date. All other principal payments are based on contractual maturity dates. Principal payments under investment agreements are based on expected withdrawal dates. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of June 30, 2010, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of June 30, 2010
In millions	Six Months Ended December 31, 2010	2011	2012	2013	2014	Thereafter	Total
Structured finance and international insurance segment:
Variable interest entity notes	$307	$881	$519	$859	$438	$5,325	$8,329
Surplus notes	-	-	-	945	-	-	945
TALF Loans	9	4	59	4	13	-	89
Corporate segment:
Short-term debt	-	73	-	-	-	-	73
Long-term debt	-	-	-	-	-	908	908
Asset/liability products segment:
Investment agreements	362	118	561	184	344	952	2,521
Medium-term notes	280	16	140	53	96	2,269	2,854
Securities sold under agreements to repurchase	-	-	487	-	-	-	487
Conduit segment:
Medium-term notes	44	-	-	-	242	1,024	1,310
Long-term liquidity loans	9	17	18	19	10	358	431

Total	$1,011	$1,109	$1,784	$2,064	$1,143	$10,836	$17,947

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2010 from instantaneous shifts in interest rates.

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$104	$165	$125	$(174)	$(366)	$(557)

Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2010 from instantaneous shifts in foreign exchange rates.

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$118	$57	$(40)	$(82)

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments (including investment securities and investment agreement and MTN obligations) as of June 30, 2010 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. MBIA Corp.’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally change in opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$152	$117	$(102)	$(426)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MARKET RISK (continued)

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. All these transactions were insured by the Company’s structured finance and international insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of June 30, 2010, approximately 21% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s wind-down operations enter into single-name CDSs as part of its asset management activities. In 2010, the value of the Company’s credit derivative contracts was affected predominantly by the effect of the Company’s own credit risk on the portfolio. As risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of June 30, 2010. In scenarios where credit spreads decreased, a floor of zero was used. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Credit Spreads
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$1,520	$578	$155	$-	$(162)	$(672)	$(1,953)
Estimated net fair value	$(2,917)	$(3,859)	$(4,282)	$(4,437)	$(4,599)	$(5,109)	$(6,390)

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

MARKET RISK (continued)

Since the Company is now using collateral prices as an input into the new Direct Price Model for certain multi-sector insured CDO’s, a sensitivity analysis below shows the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in collateral prices as of June 30, 2010.

	Change in Collateral Prices
	(Structured Finance and International Insurance Operations)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$140	$75	$-	$(75)	$(150)
Estimated net fair value	$(4,286)	$(4,351)	$(4,426)	$(4,501)	$(4,576)

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a one and three notch rating change in the credit quality as of June 30, 2010. A notch represents a one step movement up or down in the credit rating. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Credit Ratings
	(Structured Finance and International Insurance Operations)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$1,216	$391	$-	$(337)	$(794)
Estimated net fair value	$(3,210)	$(4,035)	$(4,426)	$(4,763)	$(5,220)

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of June 30, 2010. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Recovery Rates
	(Structured Finance and International Insurance Operations)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$460	$268	$-	$(260)	$(540)
Estimated net fair value	$(3,966)	$(4,158)	$(4,426)	$(4,686)	$(4,966)

Accounting principles for fair value measurements and disclosures require the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivative portfolio using upfront credit spreads of 0%, an increase of 15%, and a decrease of 30%. The actual upfront spread used in the valuation as of June 30, 2010 ranged from 32.25% to 63% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Upfront Credit Spread
	(Structured Finance and International Insurance Operations)
In millions	Increase by 15 Percent	No Change	Decrease by 30 Percent	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$127	$-	$(1,009)	$(8,310)
Estimated net fair value	$(4,299)	$(4,426)	$(5,435)	$(12,736)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MARKET RISK (continued)

With the inclusion of the MBIA recovery rate in the calculation of nonperformance risk for insured CDS liabilities, the following sensitivity analysis shows the change in fair value of insured CDS liabilities due to changes in that recovery rate. The values we are showing below reflect the approximate trading range of the MBIA recovery rate in the last few months.

	MBIA’s Recovery Rate
	(Structured Finance and International Insurance Operations)
In millions	Decrease to 15 Percentage Points	No Change	Increase to 40 Percentage Points
Estimated pre-tax net gains (losses)	$1,213	$-	$(3,621)
Estimated net fair value	$(3,213)	$(4,426)	$(8,047)

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

Information concerning quantitative and qualitative disclosures about market risk appears in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risk.”

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

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that plaintiffs’ claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. On November 12, 2008, the United States Court of Appeals for the Second Circuit affirmed the Court’s dismissal on statute of limitations grounds, but remanded the case to allow the plaintiffs to file an amended complaint. The Second Consolidated Amended Class Action Complaint was filed on February 18, 2009. The defendants filed their renewed motion to dismiss on April 17, 2009, and on September 24, 2009, the Court granted that motion and dismissed plaintiffs’ complaint with prejudice. On November 2, 2009, the plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit. On April 27, 2010, plaintiffs filed their opening brief. On June 11, 2010, the Company and the individual defendants filed their response brief. On June 25, 2010, the plaintiffs filed their reply brief. On June 22 and 24, 2010, individual defendants Juliette Tehrani and David Elliot, respectively, were voluntarily dismissed from the litigation.

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re MBIA Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff, the Teachers’ Retirement System of Oklahoma, seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. On March, 31, 2010, the Court denied in part and granted in part MBIA’s motion to dismiss. The motion to dismiss was granted in full as to Messrs. Chaplin and Dunton. On April 30, 2010, plaintiffs filed their Second Consolidated Amended Class Action Complaint.

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant, entitled Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515, (the “Detroit Complaint”), was filed in the United States District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Consolidated Class Action, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The Detroit Complaint purports to relate to a so-called “Relevant Time Period” from February 9, 2006, through the time of filing of the complaint. A Special Litigation Committee of two independent directors of MBIA Inc. (the “SLC”) has determined after a good faith and thorough investigation that pursuit of the allegations set out in the Detroit Complaint is not in the best interests of the Company and its shareholders. On January 23, 2009, the SLC served a motion to dismiss the Detroit Complaint. In November 2009, District Court Judge Kenneth M. Karas referred the case to Magistrate Judge George A. Yanthis for pretrial purposes. Magistrate Judge Yanthis has ordered discovery to proceed pending the SLC’s motion to dismiss. Discovery has been stayed, however, while MBIA’s objection to that order is pending before District Court Judge Karas.

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

On July 23, 2008, the City of Los Angeles filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Company and AMBAC Financial Group, Inc., XL Capital Assurance Inc., ACA Financial Guaranty Corp., Financial Guaranty Insurance Company, and CIFG Assurance North America, Inc. At the same time and subsequently, additional Complaints against the Company and nearly all of the same co-defendants were filed by the City of Stockton, the City of Oakland, the City and County of San Francisco, the County of San Mateo, the County of Alameda, the City of Los Angeles Department of Water and Power, the Sacramento Municipal Utility District, the City of Sacramento, the City of Riverside, the Los Angeles World Airports, the City of Richmond, Redwood City, the East Bay Municipal Utility District, the Sacramento Suburban Water District, the City of San Jose, the County of Tulare, the Regents of the University of California, Contra Costa County, the Redevelopment Agency of the City of Riverside, and the Public Financing Authority of the City of Riverside. These cases are now part of a coordination proceeding in Superior Court, San Francisco County, before Judge Richard A. Kramer, referred to as the Ambac Bond Insurance Cases. On April 8, 2009, The Olympic Club filed a complaint against the Company in the Superior Court of the State of California, County of San Francisco. The Olympic Club case is being coordinated with the Ambac Bond Insurance Cases. In addition, a complaint was filed by the Jewish Community Center of San Francisco and the Redevelopment Agency of San Jose on July 7, 2010. That complaint is expected to be added to the Ambac Bond Insurance Cases. Fitch Inc., Fitch Ratings, Ltd., Fitch Group, Inc., Moody’s Corporation, Moody’s Investors Service, Inc., The McGraw-Hill Companies, Inc., and Standard & Poor’s Corporation have been added as defendants in seven of these actions.

The claims as they now stand allege participation by all defendants in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and not-for-profit issuers and thus created market demand for bond insurance. Plaintiffs also allege that the individual bond insurers participated in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and each failed adequately to disclose the impact of those transactions on their financial condition. In addition to the statutory antitrust claim, plaintiffs asserts common law theories in breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, negligence, and unjust enrichment. The non-municipal plaintiffs also allege a California unfair competition cause of action. The Company expects to demur to all the claims against it on September 17, 2010.

On July 23, 2008, the City of Los Angeles filed a separate complaint in the Superior Court, County of Los Angeles, naming as defendants the Company and other financial institutions, and alleging fraud and violations of California’s antitrust laws through bid-rigging in the sale of guaranteed investment contracts and what plaintiff calls “municipal derivatives” to municipal bond issuers. The case was removed to federal court and transferred by order dated November 26, 2008, to the Southern District of New York for inclusion in the multidistrict litigation In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950. Complaints making the same allegations against the Company and nearly all of the same co-defendants were then or subsequently filed by the County of San Diego, the City of Stockton, the County of San Mateo, the County of Contra Costa, Los Angeles World Airports, the Redevelopment Agency of the City of Stockton, the Public Financing Authority of the City of Stockton, the County of Tulare, the Sacramento Suburban Water District, Sacramento Municipal Utility District, the City of Riverside, the Redevelopment Agency of the City of Riverside, the Public Financing Authority of the City of Riverside, Redwood City, the East Bay Municipal Utility District, the Redevelopment Agency of the City and County of San Francisco, the City of Richmond, the City of San Jose, and the San Jose Redevelopment Agency. These cases have all been added to the multidistrict litigation. Plaintiffs in all of the cases assert federal as well as California state antitrust claims. In February, 2010, the Company moved to dismiss the then-existing complaints and, on April 28, 2010, Judge Victor Marrero denied the motion. The Company’s motion for reconsideration was denied on May 3, 2010. The State of West Virginia, previously a plaintiff in the multidistrict proceeding making federal antitrust claims, amended its complaint to add the Company as a defendant on June 21, 2010. The Company has answered some of the complaints, denying the material allegations, and is preparing to answer the others.

On March 12, 2010, the City of Phoenix, Arizona filed a complaint in the United States District Court for the District of Arizona against MBIA Inc., Ambac Financial Group, Inc. and Financial Guaranty Insurance Company relating to insurance premiums charged on municipal bonds issued by the City of Phoenix between 2004 and 2007. Plaintiff’s complaint alleges pricing discrimination under Arizona insurance law and unjust enrichment. MBIA Inc. filed its answer on May 28, 2010.

On April 5, 2010, Tri-City Healthcare District, a California public healthcare legislative district, filed a complaint in the Superior Court of California, County of San Francisco, against MBIA Inc., MBIA Corp., National, and certain MBIA employees (collectively for this paragraph, “MBIA”), among other parties (various financial institutions and law firms). The complaint purports to state 19 causes of action (12 against MBIA) for fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, economic duress and statutory claims for unfair business practices and violation of the California False Claims Act arising from Tri-City Healthcare District’s investment in auction rate securities. MBIA’s demurrer was filed on July 15, 2010.

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

Recovery Litigation

On September 30, 2008, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleged that Countrywide fraudulently induced MBIA to provide financial guarantee insurance on securitizations of home equity lines of credit and closed end second liens by misrepresenting the true risk profile of the underlying collateral and Countrywide’s adherence to its strict underwriting standards and guidelines. The complaint also alleged that Countrywide breached its representations and warranties and its contractual obligations, including its obligation to cure or repurchase ineligible loans as well as its obligation to service the loans in accordance with industry standards. In an order dated July 8, 2009, the New York State Supreme Court denied Countrywide’s motion to dismiss in part, allowing the fraud cause of action to proceed against all three Countrywide defendants and the contract causes of action to proceed against Countrywide Home Loans, Inc. All parties have filed notices of appeal and defendants filed their answer to the complaint on August 3, 2009. On August 24, 2009, MBIA Corp. filed an amended complaint, adding Bank of America as a defendant and identifying an additional five securitizations. On April 29, 2010, Judge Eileen Bransten denied defendants’ motion to dismiss Bank of America and allowed MBIA Corp.’s claims for successor and vicarious liability to proceed against Bank of America, as well as upholding MBIA Corp.’s amended fraud claim and its claim for breach of the implied covenant of good faith and fair dealing. On June 11, 2010, MBIA Corp. filed its cross notice of appeal with respect to the dismissal of its claims of negligent misrepresentation and breach of the implied covenant of good faith and fair dealing.

On July 10, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against Bank of America Corporation, Countrywide Financial Corporation, Countrywide Home Loans, Inc, Countrywide Securities Corporation, Angelo Mozilo, David Sambol, Eric Sieracki, Ranjit Kripalani, Jennifer Sandefur, Stanford Kurland, Greenwich Capital Markets, Inc., HSBC Securities (USA) Inc., UBS Securities, LLC, and various Countrywide-affiliated Trusts. The complaint alleges that Countrywide made numerous misrepresentations and omissions of material fact in connection with its sale of certain residential mortgage-backed securities (“RMBS”), including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA as the insurer of the income streams on these securities. On June 21, 2010, MBIA Corp. filed its second amended complaint. Defendants’ demurrers, to which MBIA Corp. has not yet responded, were filed on July 21, 2010.

On October 15, 2008, MBIA Corp. commenced an action in the United States District Court for the Southern District of New York against Residential Funding Company, LLC (“RFC”). On December 5, 2008, a notice of voluntary dismissal without prejudice was filed in the Southern District of New York and the complaint was re-filed in the Supreme Court of the State of New York, New York County. The complaint alleges that RFC fraudulently induced MBIA Corp. to provide financial guarantee policies with respect to five RFC closed-end home equity second-lien and HELOC securitizations, and that RFC breached its contractual representations and warranties, as well as its obligation to repurchase ineligible loans, among other claims. On December 23, 2009, Justice Fried denied RFC’s motion to dismiss MBIA’s complaint with respect to MBIA’s fraud claims. On March 19, 2010, MBIA Corp. filed its amended complaint. On May 14, 2010, RFC filed a motion to dismiss only the renewed negligent misrepresentation claim, which is now fully briefed and before the court.

On April 1, 2010, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against GMAC Mortgage, LLC. The complaint alleges fraud and negligent misrepresentation on the part of GMAC Mortgage, LLC in connection with the procurement of financial guarantee insurance on three RMBS transactions, breach of GMAC Mortgage, LLC’s representations and warranties and its contractual obligation to cure or repurchase ineligible loans and breach of the implied duty of good faith and fair dealing. On June 4, 2010, GMAC Mortgage LLC’s filed its motion to dismiss, which is now fully briefed and before the court.

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

On April 30, 2009, MBIA Corp. and LaCrosse commenced an action in the New York State Supreme Court, New York County, against Merrill Lynch, Pierce, Fenner and Smith, Inc. and Merrill Lynch International. The complaint (amended on May 15, 2009) seeks damages in an as yet indeterminate amount believed to be in excess of several hundred million dollars arising from alleged misrepresentations and breaches of contract in connection with eleven credit default swaps (“CDS”) contracts pursuant to which MBIA wrote protection in favor of Merrill Lynch and other parties on a total of $5.7 billion in collateralized debt obligations (“CDOs”) arranged and marketed by Merrill Lynch. The complaint also seeks rescission of the CDS contracts. On April 9, 2010, Justice Bernard Fried denied in part and granted in part Merrill Lynch’s motion to dismiss. On April 13, 2010, MBIA Corp. filed a notice of appeal with respect to the dismissal of its claims for fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing. Merrill Lynch filed its cross notice of appeal regarding the breach of contract claim that survived the motion to dismiss.

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

On October 14, 2008, June 17, 2009 and August 25, 2009, MBIA Corp. submitted proofs of claim to the FDIC with respect to the resolution of IndyMac Bank, F.S.B. for both pre- and post-receivership amounts owed to MBIA Corp. as a result of IndyMac’s contractual breaches and fraud in connection with financial guarantee insurance issued by MBIA Corp. on securitizations of home equity lines of credit. The proofs of claim were subsequently denied by the FDIC. MBIA Corp. has appealed the FDIC’s denial of its proofs of claim via a complaint, filed on May 29, 2009, against IndyMac Bank, F.S.B. and the FDIC, as receiver, in the United States District Court for the District of Columbia and alleges that IndyMac fraudulently induced MBIA Corp. to provide financial guarantee insurance on securitizations of home equity lines of credit by breaching contractual representations and warranties as well as negligently and fraudulently misrepresenting the nature of the loans in the securitization pools and IndyMac’s adherence to its strict underwriting standards and guidelines. On February 8, 2010, MBIA Corp. filed its amended complaint against the FDIC both in its corporate capacity and as conservator/receiver of IndyMac Federal Bank, F.S.B. for breach of its contractual obligations as servicer and seller for the IndyMac transactions at issue and for unlawful disposition of IndyMac Federal Bank, F.S.B.’s assets in connection with the FDIC’s resolution of IndyMac Bank, F.S.B. On May 21, 2010, the FDIC filed separate motions to dismiss both in its capacity as a corporate entity and as receiver/conservator. MBIA Corp. filed its opposition to the FDIC’s motions to dismiss on July 1, 2010. The FDIC’s replies were filed July 30, 2010.

On September 22, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against IndyMac ABS, Inc., Home Equity Mortgage Loan Asset-Backed Trust, Series 2006-H4, Home Equity Mortgage Loans Asset-Backed Trust, Series INDS 2007-I, Home Equity Mortgage Loan Asset-Backed Trust, Series INDS 2007-2, Credit Suisse Securities (USA), L.L.C., UBS Securities, LLC, JPMorgan Chase & Co., Michael Perry, Scott Keys, Jill Jacobson, and Kevin Callan. The Complaint alleges that IndyMac Bank made numerous misrepresentations and omissions of material fact in connection with its sale of certain RMBS, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA Corp. commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA Corp. as the insurer of the income streams on these securities. On October 19, 2009, MBIA Corp. dismissed IndyMac ABS, Inc. from the action without prejudice. On October 23, 2009, defendants removed the case to the United States District Court for the Central District of California. On November 30, 2009, the IndyMac trusts were consensually dismissed from the litigation. On December 23, 2009, federal District Court Judge S. James Otero of the Central District of California granted MBIACorp.’s motion to remand the case to Los Angeles Superior Court. On March 25, 2010, the case was reassigned to Judge Carl West. On June 4, 2010, defendants filed their Answers and Motion for Judgment on the Pleadings. Oral argument was heard on July 30, 2010. On August 3, 2010, the court denied defendents Motion for Judgement on the pleadings in its entirely and discovery will proceed.

On May 17, 2010, MBIA Corp. and LaCrosse brought an action in the High Court of Justice, Chancery Division, in London, against UBS AG’s London Branch relating to an MBIA Corp.-insured credit derivative transaction seeking an adjudication that delivery of certain collateral was required after LaCrosse served UBS with certain credit event notices on April 27, 2010.

On December 9, 2009, MBIA Corp. and LaCrosse commenced an action in United States District Court for the Southern District of New York against Cooperatieve Centrale Raiffeisen Boerenleenbank B.A. (“Rabobank”), The Bank of New York Mellon Trust Company, N.A., as Trustee (“Bank of New York Mellon”), and Paragon CDO Ltd. MBIA, as controlling class under the relevant Indenture, commenced the action seeking declaratory relief and damages for breach of contract and negligence relating to the improper sale of certain reference obligations in the Paragon CDO portfolio pool. On January 15, 2010, Rabobank and The Bank of New York Mellon filed their answers. On February 16, 2010, Paragon CDO Ltd. was dismissed from the case with prejudice. On April 16, 2010, Rabobank and Bank of New York Mellon filed respective pleadings opposing MBIA Corp.’s motion for summary judgment and in support of their own cross-motions for summary judgment and briefing is now completed.

Transformation Litigation

On March 11, 2009, a complaint was filed in the United States District Court of the Southern District of New York against the Company and its subsidiaries, MBIA Corp. and National, entitled Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (S.D.N.Y.). The lead plaintiffs, Aurelius Capital Master, Ltd., Aurelius Capital Partners, LP, Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P., and Fir Tree Mortgage Opportunity Master Fund, L.P. (the “Aurelius Plaintiffs”), purport to be acting as representatives for a class consisting of all holders of securities, instruments, or other obligations for which MBIA Corp., before February 18, 2009, issued financial guarantee insurance other than United States municipal/governmental bond securities. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances under §§ 273, 274 and 276 of New York Debtor and Creditor Law and a breach of the implied covenant of good faith and fair dealing under New York common law. The Complaint seeks, inter alia, (a) a declaration that the alleged fraudulent conveyances are null and void and set aside, (b) a declaration that National is responsible for the insurance policies issued by MBIA Corp. up to February 17, 2009, and (c) an award of damages in an unspecified amount together with costs, expenses and attorneys’ fees in connection with the action. On February 11, 2010, Judge Sullivan entered an order denying MBIA’s motion to dismiss. On April 7, 2010, Judge Sullivan denied the application for certification for an interlocutory appeal of his denial of MBIA’s motion to dismiss. Discovery is proceeding.

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

On May 13, 2009, a complaint was filed in the New York State Supreme Court against the Company and its subsidiaries, MBIA Corp. and National, entitled ABN AMRO Bank N.V. et al. v. MBIA Inc. et al. The plaintiffs, a group of 19 domestic and international financial institutions, purport to be acting as holders of insurance policies issued by MBIA Corp. directly or indirectly guaranteeing the repayment of structured finance products. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances and a breach of the implied covenant of good faith and fair dealing under New York law. The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions, (b) declaring that the Transactions constituted a fraudulent conveyance, (c) declaring that MBIA Inc. and National are jointly and severally liable for the insurance policies issued by MBIA Corp., and (d) ordering damages in an unspecified amount. On February 17, 2010, Justice Yates denied defendants’ motion to dismiss. On February 25, 2010, the Company filed its Notice of Appeal of the denial to the Appellate Division of the New York State Supreme Court. On April 1, 2010, MBIA’s motion to stay the case pending appeal was denied. On April 7, 2010 and April 22, 2010, respectively, the New York State Insurance Department and the Aurelius Plaintiffs each filed a motion for leave to file an amicus brief in MBIA’s appeal. On March 22, 2010, MBIA filed its opening brief with the Appellate Division and on April 21, 2010, plaintiffs filed their opposition brief. MBIA filed its reply brief on April 30, 2010. On May 6, 2010, the Appellate Division granted the New York State Insurance Department’s motion to file an amicus brief. Argument was heard on June 2, 2010. Discovery is proceeding while a decision from the Appellate Division is pending.

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

As of June 30, 2010, our loss reserve estimates include $1.4 billion, net of reinsurance and income tax, of expected recoveries for put-backs of ineligible loans in our insured transactions which is in excess of 50% of the consolidated total shareholders’ equity of MBIA Inc., excluding preferred stock of subsidiaries. A substantial majority of our put-back claims have been disputed by the loan sellers/servicers and are currently subject to litigation. In addition, there is some risk that a seller/servicer or other responsible party might not be able to satisfy any judgment we secure in litigation. While we believe that we will prevail in the litigation, there is some uncertainty with the outcome. There can be no assurance that we will be completely successful, or that we will not be delayed, in realizing these recoveries.

Based on our forensic reviews and the analysis of RMBS transactions insured by MBIA Corp., we believe that multiple sellers/servicers and counterparties that originated or sponsored such transactions misrepresented the nature and/or quality of the underlying collateral in those transactions, which materially contributed to the losses we have incurred to date on those transactions and which represent a substantial portion of the total losses we have incurred since the fourth quarter of 2007. We believe that, on a contractual basis, the sellers/servicers in MBIA Corp.-insured mortgage transactions are obligated to cure, replace, or repurchase all the deficient assets for which we have recorded potential recoveries. As such, we take into account these expected recoveries from those sellers/servicers arising from our contractual right of put-back of ineligible assets in our assessment and calculation of loss reserve.

Although government sponsored market participants have been successful in putting back ineligible mortgages to seller/servicers, and other guarantee insurers situated similarly to MBIA have recorded similar expected recoveries for RMBS transaction losses, recoveries of the nature, scope and magnitude that we have recorded have not yet been realized by another financial guarantee insurer.

If we fail to ultimately realize the expected recoveries, our current loss reserve estimates may not be adequate to cover potential claims. Furthermore, estimated recoveries may differ from realized recoveries due to the uncertainty of litigation, the cost of litigation, error in determining breach rates, counterparty credit risk, the potential for delay and other sources of uncertainty. In addition, our seller/servicer litigation may take up to several years to resolve, during which time we will be required to pay losses on the subject transactions.

There can be no assurance that we will be successful, or that we will not be delayed, in enforcing the agreements governing the transactions we insure, and the failure to enforce such contractual provisions could have a material adverse effect on our liquidity and financial condition

While we have sought to underwrite direct RMBS, CMBS and CDOs of ABS with levels of subordination and other credit enhancements designed to protect us from loss in the event of poor performance of the underlying assets collateralizing the securities in the insured portfolio, there can be no assurance that we will be successful, or that we will not be delayed, in enforcing the subordination provisions, credit enhancements or other contractual provisions of the RMBS, CMBS and CDOs of ABS that we insure in the event of litigation or the bankruptcy of other transaction parties. In addition, although we are confident in our interpretation of the subordination provisions of the CDO transactions we have insured, our insured CDO transactions have not previously been subject to judicial consideration and it is uncertain how the subject documents in those transactions will be interpreted by the courts in the event of an action for enforcement. Furthermore, we are required to pay losses on these securities until such time as we are able to enforce our contractual rights. Accordingly, the failure to timely enforce such subordination provisions, credit enhancements and other contractual provisions could have a material adverse effect on our liquidity and financial condition.

Moreover, although the RMBS obligations we insure typically include contractual provisions obligating the sellers/services to cure, repurchase or replace ineligible loans that were included in the transaction, in certain transactions the sellers/servicers have breached this obligation. The unsatisfactory resolution of the contractually stipulated process to deal with the ineligible loans, in addition to the pervasive misrepresentations made by the certain sellers/servicers in inducing MBIA Corp. to write insurance of the transactions, has led to MBIA pursuing litigation with these sellers/servicers seeking to enforce our contractual rights and damages for both breaches of contract and fraud. While the Company believes that the respective sellers/services are obligated to cure, repurchase or replace the ineligible mortgage loans identified within our RMBS, successful challenges of such determinations by the sellers/servicers could result in the Company recovering less than the amount of its estimated recoveries. Furthermore, each of our seller/servicer litigations is in its early phases and may take up to several years to resolve, during which time we will be required to pay losses on the subject transactions. Accordingly, the failure to successfully and timely resolve our seller/servicer litigation could have a material adverse effect on our liquidity and financial condition. See “Legal Proceedings” in Part II, Item 1.

Our insured credit derivatives could be subject to collateral posting requirements as a result of financial regulatory reforms, resulting in potentially significant adverse financial implications for MBIA Corp.

In July 2010, the Dodd-Frank Reform and Consumer Protection Act was signed into law for the purpose of enacting broad financial industry regulation reform, including by enhancing regulation of over-the-counter derivatives through, among other things, imposing margin and capital requirements on certain market participants. Although MBIA Corp. is not required contractually to post collateral on its insured credit derivatives, the legislation, if applied on a retroactive basis to MBIA Corp., could result in significant regulatory collateral requirements on MBIA Corp. in connection with its outstanding insured credit derivatives. As a result, the legislation could, depending on the ultimate interpretation and implementation of these provisions by regulators, have significant adverse financial implications for MBIA Corp. MBIA, along with other financial institutions, has raised objections to the margin and capital requirements of the Act, including on constitutional and other grounds.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents repurchases made by the Company in each month during the second quarter of 2010:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Amount Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in thousands)
April	-	$-	-	$103,578
May	455,300	6.82	455,300	100,472
June	2,734,168	5.98	2,728,500	84,151

(1)	- 5,668 shares were repurchased by the Company for settling awards under the Company’s long-term incentive plans.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None.

Item	6. Exhibits

31.1	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Additional Exhibits - National Public Finance Guarantee Corporation Financial Statements

99.2	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

101	Additional Exhibits - MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC. Registrant

Date: August 9, 2010	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: August 9, 2010	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)