Form 10-Q
period 2010-09-30
MBIA INC
filed 2010-11-09
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of November 4, 2010, 199,857,780 shares of Common Stock, par value $1 per share, were outstanding.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share and per share amounts)

	September 30, 2010	December 31, 2009
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $9,593,126 and $10,366,737) (includes hybrid financial instruments at fair value $0 and $30,690)	$9,218,812	$9,330,413
Fixed-maturity securities at fair value	56,932	-
Investments pledged as collateral, at fair value (amortized cost $569,228 and $587,648)	589,791	557,245
Short-term investments held as available-for-sale, at fair value (amortized cost $2,657,009 and $2,696,724)	2,657,622	2,688,208
Other investments (includes investments at fair value of $280,895 and $252,608)	283,267	255,491

Total investments	12,806,424	12,831,357

Cash and cash equivalents	902,624	803,243
Accrued investment income	103,397	94,821
Premiums receivable	1,678,174	2,020,619
Deferred acquisition costs	429,408	469,550
Prepaid reinsurance premiums	100,788	357,773
Insurance loss recoverable	2,200,872	2,444,754
Reinsurance recoverable on paid and unpaid losses	18,689	61,996
Goodwill	31,371	31,371
Property and equipment, at cost (less accumulated depreciation of $134,626 and $139,076)	71,986	76,834
Receivable for investments sold	172,252	18,088
Derivative assets	23,041	865,708
Current income taxes	30,625	545,883
Deferred income taxes, net	944,438	716,615
Other assets	46,356	50,448
Assets of consolidated variable interest entities:
Cash	513,655	-
Investments held-to-maturity, at amortized cost (fair value $3,820,762 and $2,800,400)	4,235,544	3,131,765
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $259,110 and $754,096)	259,368	516,369
Fixed-maturity securities at fair value	5,459,127	128,112
Loans receivable at fair value	1,942,676	481,622
Loan repurchase commitments	794,381	-
Derivative assets	441,527	-
Other assets	65,493	53,844

Total assets	$33,272,216	$25,700,772

Liabilities and Equity
Liabilities:
Unearned premium revenue	$4,329,827	$4,955,256
Loss and loss adjustment expense reserves	935,722	1,580,021
Reinsurance premiums payable	71,387	239,154
Investment agreements	2,280,004	2,725,958
Medium-term notes (includes financial instruments carried at fair value $110,076 and $109,768)	1,851,661	2,285,047
Securities sold under agreements to repurchase	470,715	501,871
Short-term debt	72,426	18,112
Long-term debt	1,851,983	2,223,536
Deferred fee revenue	10,209	11,061
Payable for investments purchased	158,603	15,780
Derivative liabilities	5,812,256	4,593,760
Other liabilities	296,119	304,066
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value $6,468,103 and $0)	10,403,123	3,179,712
Long-term debt	427,794	433,132
Derivative liabilities	1,763,680	9,104
Other liabilities	12,380	18,326

Total liabilities	30,747,889	23,093,896

Commitments and contingencies (See Note 14)

Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares – 274,729,769 and 274,826,872	274,730	274,827
Additional paid-in capital	3,061,479	3,057,733
Retained earnings	1,672,719	2,393,282
Accumulated other comprehensive loss, net of deferred tax of $152,630 and $451,112	(274,998)	(940,871)
Treasury stock, at cost — 74,877,784 and 70,159,024 shares	(2,223,762)	(2,194,873)

Total shareholders’ equity of MBIA Inc.	2,510,168	2,590,098
Preferred stock of subsidiary	14,159	16,778

Total equity	2,524,327	2,606,876

Total liabilities and equity	$33,272,216	$25,700,772

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Premiums earned:
Scheduled premiums earned	$122,984	$144,414	$386,105	$492,515
Refunding premiums earned	13,548	36,834	63,569	95,350

Premiums earned (net of ceded premiums of $3,577, $21,540, $23,659 and $70,159)	136,532	181,248	449,674	587,865
Net investment income	112,559	136,629	341,911	444,829
Fees and reimbursements	15,249	14,291	148,333	55,317
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	552,241	(30,282)	453,963	33,536
Unrealized gains (losses) on insured derivatives	(1,043,839)	(810,189)	(1,717,338)	1,222,761

Net change in fair value of insured derivatives	(491,598)	(840,471)	(1,263,375)	1,256,297
Net gains (losses) on financial instruments at fair value and foreign exchange	11,843	(116,934)	(35,679)	127,118
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(73)	(52,386)	(187,245)	(514,063)
Other-than-temporary impairments recognized in accumulated other comprehensive loss	(177)	20,814	144,141	179,197

Net investment losses related to other-than-temporary impairments	(250)	(31,572)	(43,104)	(334,866)
Net gains on extinguishment of debt	10,057	117,843	27,598	223,702
Other net realized gains (losses)	(1,047)	(14,976)	18,264	(23,399)
Revenues of consolidated variable interest entities:
Net investment income	20,498	20,146	48,327	80,136
Net gains (losses) on financial instruments at fair value and foreign exchange	(19,299)	7,233	394,502	(2,227)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(146,708)	-	(272,438)
Other-than-temporary impairments recognized in accumulated other comprehensive loss	-	85,000	-	170,369

Net investment losses related to other-than-temporary impairments	-	(61,708)	-	(102,069)
Net gains on extinguishment of debt	14,155	8,853	17,685	29,395
Other net realized gains (losses)	-	(40,740)	(74,244)	(40,740)

Total revenues	(191,301)	(620,158)	29,892	2,301,358

Expenses:
Losses and loss adjustment	(19,511)	238,760	122,348	203,174
Amortization of deferred acquisition costs	5,684	19,896	42,462	66,663
Operating	77,874	77,025	208,877	249,026
Interest	80,975	88,158	246,196	287,805
Expenses of consolidated variable interest entities:
Operating	4,253	88	13,904	577
Interest	16,058	21,978	43,682	72,084

Total expenses	165,333	445,905	677,469	879,329

Income (loss) before income taxes	(356,634)	(1,066,063)	(647,577)	1,422,029

Provision (benefit) for income taxes	(143,236)	(341,530)	(249,259)	547,900

Net income (loss)	(213,398)	(724,533)	(398,318)	874,129

Preferred stock dividends of subsidiary	-	3,271	-	10,484

Net income (loss) available to common stockholders	$(213,398)	$(727,804)	$(398,318)	$863,645

Net income (loss) per common share:
Basic	$(1.06)	$(3.50)	$(1.96)	$4.15
Diluted	$(1.06)	$(3.50)	$(1.96)	$4.15

Weighted-average number of common shares outstanding:
Basic	200,529,483	208,219,324	203,239,935	208,278,589
Diluted	200,529,483	208,219,324	203,239,935	208,278,589

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Nine Months Ended September 30, 2010

(In thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Treasury Stock		Total Share- holders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary
	Shares	Amount				Shares	Amount		Shares	Amount

Balance, December 31, 2009	274,826,872	$274,827	$3,057,733	$2,393,282	$(940,871)	(70,159,024)	$(2,194,873)	$2,590,098	1,677	$16,778

ASU 2009-17 transition adjustment:
Consolidated variable interest entities, net of tax of $22,736				(319,083)	263,648			(55,435)
Deconsolidated variable interest entities, net of tax of $1,756				(3,162)	85,341			82,179

Total ASU 2009-17 transition adjustment	-	-	-	(322,245)	348,989	-	-	26,744	-	-

Comprehensive income (loss):
Net loss	-	-	-	(398,318)	-	-	-	(398,318)	-	-
Other comprehensive income (loss):
Change in unrealized appreciation of investments net of tax of $198,669	-	-	-	-	471,021	-	-	471,021	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive loss, net of tax of $8,022	-	-	-	-	(13,554)	-	-	(13,554)	-	-
Change in fair value of derivative instruments net of tax of $2,091	-	-	-	-	3,883	-	-	3,883	-	-
Change in foreign currency translation net of tax of $273	-	-	-	-	(144,466)	-	-	(144,466)	-	-

Other comprehensive income								316,884

Total comprehensive loss								(81,434)

Treasury shares acquired under share repurchase program	-	-	-	-	-	(4,736,300)	(30,521)	(30,521)	-	-

Share-based compensation net of tax of $3,137	(97,103)	(97)	3,746	-	-	17,540	1,632	5,281	-	-

Preferred shares of subsidiary acquired	-	-	-	-	-	-		-	(251)	(2,619)

Balance, September 30, 2010	274,729,769	$274,730	$3,061,479	$1,672,719	$(274,998)	(74,877,784)	$(2,223,762)	$2,510,168	1,426	$14,159

					2010
Disclosure of reclassification amount:
Change in unrealized gains and losses and other-than-temporary impairments on investments arising during the period, net of taxes					$267,502
Reclassification adjustment, net of taxes					189,965

Change in net unrealized gains and losses and other-than-temporary impairment losses, net of taxes					$457,467

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(398,318)	$874,129

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization of bond discounts (premiums), net	(27,691)	(55,036)
(Increase) decrease in accrued investment income	(9,490)	89,797
Decrease in premiums receivable	180,238	317,423
Decrease in deferred acquisition costs	45,217	91,574
Decrease in unearned premium revenue	(466,560)	(736,393)
Decrease in prepaid reinsurance premiums	71,762	170,793
Decrease in reinsurance premiums payable	(39,065)	(197,851)
Decrease in loss and loss adjustment expense reserves	(272,948)	(60,791)
(Increase) decrease in reinsurance recoverable on paid and unpaid losses	(14,779)	124,671
Increase in insurance loss recoverable	(438,696)	(1,750,297)
(Decrease) increase in payable to reinsurers on recoveries	(71,851)	100,592
Depreciation	5,738	7,059
Decrease in accrued interest payable	(15,805)	(55,577)
Decrease in accounts receivable	3,360	29,111
Increase (decrease) in accrued expenses	5,695	(148,572)
(Decrease) increase in deferred fee revenue	(852)	43,011
Amortization of medium-term notes (premiums) discounts, net	5,233	(11,583)
Investment losses on other than temporarily impaired investments	43,104	436,935
Realized gains and other settlements on insured derivatives	(606,898)	-
Unrealized (gains) losses on insured derivatives	1,717,338	(1,222,761)
Net gains on financial instruments at fair value and foreign exchange	(358,823)	(124,891)
Other net realized (gains) losses	55,980	64,139
Decrease in current income taxes	512,121	162,978
Deferred income tax provision (benefit)	(323,702)	601,662
Gains on extinguishment of debt	(45,283)	(253,097)
Share-based compensation	1,443	4,822
Other operating	21,108	29,911

Total adjustments to net income (loss)	(24,106)	(2,342,371)

Net cash used by operating activities	(422,424)	(1,468,242)

Cash flows from investing activities:
Purchase of fixed-maturity securities	(7,933,360)	(7,782,580)
Increase in payable for investments purchased	141,571	303,706
Sale and redemption of fixed-maturity securities	9,718,249	9,874,826
Increase in receivable for investments sold	(179,516)	(125,841)
Decrease in loans receivable	777,793	-
Purchase of held-to-maturity investments	(71,390)	(236,817)
Redemptions of held-to-maturity investments	632,017	665,215
Sale (purchase) of short-term investments, net	(8,249)	1,888,549
Sale of other investments, net	8,909	72,655
Purchase of controlling interest in an affiliate, net of cash received	(26,693)	-
Consolidation and deconsolidation of variable interest entities	531,149	-
Capital expenditures	(3,036)	(5,025)
Disposals of capital assets	1,256	8

Net cash provided by investing activities	3,588,700	4,654,696

Cash flows from financing activities:
Proceeds from issuance of investment agreements	74,640	308,983
Payments for drawdowns of investment agreements	(479,838)	(2,066,377)
Issuance of medium-term notes	18,137	185,904
Principal paydown of medium-term notes	(415,786)	(2,209,391)
Principal paydown of variable interest entity notes	(1,529,908)	(121,717)
Securities sold under agreements to repurchase, net	(31,046)	(285,642)
Dividends paid	(1,005)	(9,477)
Net proceeds from issuance of debt	-	333,078
Repayments for retirement of debt	(315,477)	-
Proceeds from derivative settlements	19,573	41,457
Purchase of treasury stock	(30,521)	(4,196)
Purchase/redemption of subsidiary preferred stock	(28,629)	(10,820)
Restricted stock awards settlements	2,720	1,561
Collateral from reverse repurchase agreement counterparties	-	25,000
Collateral from (to) swap counterparty	163,900	(9,147)

Net cash used by financing activities	(2,553,240)	(3,820,784)

Net increase (decrease) in cash and cash equivalents	613,036	(634,330)
Cash and cash equivalents - beginning of period	803,243	2,279,783

Cash and cash equivalents - end of period	$1,416,279	$1,645,453

Supplemental cash flow disclosures:
Income taxes refunded	$(421,830)	$(209,975)
Interest paid:
Investment agreements	$67,308	$104,633
Medium-term notes	46,604	75,849
Variable interest entity notes	267,334	54,939
Securities sold under agreements to repurchase	1,222	6,186
Liquidity loans	3,437	3,904
Corporate debt	45,155	49,528
Surplus notes	133,372	133,372
Non cash items:
Share-based compensation	$1,443	$4,822
Dividends declared but not paid	-	1,005

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business and Organization

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates the largest financial guarantee insurance business in the industry and is a provider of asset management advisory services. These activities are principally managed through three business segments: United States (“U.S.”) public finance insurance, structured finance and international insurance, and advisory services. The Company’s U.S. public finance insurance business is operated through National Public Finance Guarantee Corporation (“National”), its structured finance and international insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and its advisory services business is primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). MBIA also manages certain business activities through its corporate, asset/liability products, and conduit segments. The corporate segment includes revenues and expenses that arise from general corporate activities. Funding programs managed through the asset/liability products and conduit segments are in wind-down.

MBIA’s insurance and certain investment management services programs have historically relied upon triple-A credit ratings. The loss of those ratings in the second quarter of 2008 resulted in a dramatic reduction in the Company’s business activities. Since the loss of its triple-A credit ratings, MBIA has not written a meaningful amount of insurance business and does not expect to write significant new financial guarantee business prior to an upgrade of its credit ratings. The Company expects that once pending litigation challenging the establishment of National is resolved, it will be able to obtain the highest possible credit ratings and the market acceptance necessary to meet its objectives. The Company’s ability to achieve these ratings is subject to rating agency criteria in effect at that time, including qualitative and quantitative factors, and the timing of any such upgrade is uncertain. There is no assurance that the Company will prevail in the pending litigation or be able to achieve such ratings. Failure by the Company to favorably resolve this litigation could have a material adverse effect on its business, results of operations or financial condition.

During the third quarter of 2010, Capital Markets Assurance Corporation (“CMAC”) was merged into MBIA Insurance Corporation. CMAC was a financial guarantee insurer and wholly-owned subsidiary of MBIA Insurance Corporation that was acquired in February 1998 and consolidated within MBIA Corp.’s financial statements. CMAC did not write any new insurance business following the 1998 acquisition and CMAC’s net insured exposure was 100% reinsured by MBIA Insurance Corporation after that acquisition. The merger enabled MBIA Corp. to improve its overall operational efficiency by discontinuing the operation of CMAC as a separately licensed insurer while continuing to support CMAC’s policies with the same aggregate reserves previously available to support them.

During the third quarter of 2010, MBIA Insurance Corporation executed a series of transactions including acquiring all of the common stock of Channel Reinsurance Ltd. (“Channel Re”) and its parent ChannelRe Holdings, Ltd. not previously owned by MBIA Insurance Corporation for $40 million in cash, commuting all reinsurance arrangements with MBIA Insurance Corporation and MBIA UK Insurance Limited and liquidating Channel Re and ChannelRe Holdings, Ltd. and distributing any remaining assets to MBIA Insurance Corporation. MBIA Corp. recognized a net loss of $61 million in the third quarter of 2010 as a result of these transactions. The net loss was primarily generated from settling a reinsurance receivable related to reinsured credit default swaps at an amount less than its carrying value. Channel Re was a financial guarantee reinsurance company formed in 2004 to provide committed reinsurance capacity to MBIA Corp.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business and Organization (continued)

Structured Finance and International Insurance

MBIA’s structured finance and international insurance business is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event MBIA Corp. has the right at its discretion to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain investment agreement contracts written by MBIA Inc. are insured by MBIA Corp. If MBIA Inc. were to have insufficient assets to pay amounts due, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including MBIA Global Funding, LLC (“GFL”) and Meridian Funding Company LLC (“Meridian”), and provides reinsurance to its insurance subsidiaries. MBIA Corp. has also written insurance policies guaranteeing the obligations of a wholly-owned affiliate, LaCrosse Financial Products, LLC (“LaCrosse”), under credit default swaps (“CDS”), including termination payments that may become due upon certain events including the insolvency or payment default by MBIA Corp. or LaCrosse. MBIA Corp.’s guarantees insure structured finance and asset-backed obligations, privately issued bonds used for the financing of public purpose projects, which are primarily located outside of the U.S. and that include toll roads, bridges, airports, public transportation facilities, utilities and other types of infrastructure projects serving a substantial public purpose, and obligations of sovereign and sub-sovereign issuers. Structured finance and asset-backed securities (“ABSs”) typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real property.

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

Advisory Services

MBIA’s asset management advisory business is primarily conducted through Cutwater. Cutwater offers advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. MBIA offers these services to public, not-for-profit, corporate and financial services clients, including the Company and its subsidiaries. In February 2010, the Company announced a re-branding of the asset management advisory business under Cutwater as part of a strategic focus on third-party asset management.

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

Businesses in Wind-down

The Company also operates an asset/liability products business in which it issued debt and investment agreements, which are insured by MBIA Corp., to investors. The proceeds of the debt and investment agreements were used initially to purchase assets that largely matched the duration of those liabilities. MBIA also operates a conduit business in which the Company has funded transactions by issuing debt, which is insured by MBIA Corp. The ratings downgrades of MBIA Corp. have resulted in the termination and collateralization of certain investment agreements and, together with the rising cost and declining availability of funding and illiquidity of many asset classes, caused the Company to begin winding down its asset/liability products and conduit businesses in 2008 as a result of the rebalancing of the portfolio. Currently the Wind-down portfolio has a deficit of book value assets to liabilities; but is expected to have positive cash flows for the next several years. Since the downgrades of MBIA Corp., MBIA has not issued debt in connection with either business and the Company believes the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate or are repurchased by the Company. While the asset/liability products and conduit businesses represent separate business segments, they may be referred to collectively as “Wind-down Operations.”

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business and Organization (continued)

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

As part of MBIA’s liquidity risk management framework, the Company also evaluates and manages liquidity on both a legal entity basis and a segment basis. Legal entity liquidity is an important consideration as there are legal, regulatory and other limitations on the Company’s ability to utilize the liquidity resources within the overall enterprise. MBIA also seeks to manage segment liquidity, particularly between its corporate and asset/liability products segments as they relate to MBIA Inc. Unexpected loss payments arising from ineligible mortgages in securitizations that the Company has insured, dislocation in the global financial markets, the overall economic downturn in the U.S., and the loss of MBIA Corp.’s triple-A insurance financial strength ratings in 2008 have significantly increased the liquidity needs and decreased the financial flexibility in the Company’s segments and legal entities. MBIA continued to satisfy all of its payment obligations and the Company believes that it has adequate resources to meet its ongoing liquidity needs in both the short-term and the long-term. However, if loss payments on the Company’s insured transactions were to rise significantly, including due to ineligible mortgages in securitizations that it has insured, or market or adverse economic conditions persist for an extended period of time or worsen, or the Company is unable to sell assets at values necessary to satisfy payment obligations, is unable to access new capital through the issuance of equity or debt, and/or experiences an unexpected acceleration of payments required to settle liabilities, the Company could face additional liquidity pressure in all of its operations and businesses through increased liquidity demands on the Company or a decrease in its liquidity supply. These pressures could arise from exposures beyond residential mortgage related stress, which to date has been the main cause of stress.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

As a result of the transaction executed with Channel Re and its previous shareholders in the third quarter of 2010, MBIA acquired a substantial portion of the assets previously held by Channel Re. These assets consist primarily of U.S. Treasury and high quality corporate bonds which can readily be sold to raise liquidity at MBIA Corp. The transaction also resulted in an increase in MBIA Corp.’s statutory capital position.

Since the fourth quarter of 2007, MBIA Corp. has made $6.6 billion of cash payments, before reinsurance and collections and including payments made to consolidated VIEs, associated with insured second-lien residential mortgage-backed securities (“RMBS”), as well as policy termination and claim payments relating to CDS contracts referencing collateralized debt obligation (“CDO”)-squared and multi-sector CDOs. These cash payments also include loss payments of $374 million made in the first nine months of 2010 on behalf of MBIA Corp.’s consolidated VIEs. Among MBIA Corp.’s outstanding insured portfolio, these types of insured exposures have exhibited the highest degree of payment volatility and continue to pose material liquidity risk to the Company’s structured finance and international insurance segment. As a result of the current economic stress, MBIA Corp. could incur additional payment obligations within and beyond these mortgage-related and CDO exposures, which may be substantial, increasing the stress on MBIA Corp.’s liquidity.

Of the $6.6 billion, MBIA Corp. has paid $5.2 billion of claims on policies insuring second-lien RMBS securitizations. The Company believes these payments were driven primarily by a substantial number of ineligible mortgages being placed in the securitizations in violation of the representations and warranties of the sellers/servicers. As a result, payments have been far in excess of the level that might be expected even in a severe economic downturn. The Company believes the current liquidity position of MBIA Corp. is adequate to make expected future payments on these exposures, but the degree of loss within these transactions has been unprecedented, and continued elevated levels of payments will cause additional stress on MBIA’s liquidity position.

There are three primary types of policy payment requirements in MBIA’s structured finance and international financial guarantee contracts: (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; and (iii) payments upon settlement of individual collateral losses as they occur after parties subordinated to MBIA in a transaction have absorbed their share of losses. The structured finance and international segment’s financial guarantee contracts and CDS contracts generally cannot be accelerated, thereby mitigating liquidity risk. However, with respect to the insurance of CDS contracts, in certain events, including the insolvency or payment default of the insurer or the issuer of the CDS, the CDS contract is subject to termination by the counterparty and it can make a claim for the full amount due on termination. Further, in the event of a default in payment of principal, interest or other insured amounts by an issuer, MBIA’s insurers generally promise to make funds available in the insured amount generally on the next business day following notification for U.S. transactions and within longer timeframes for international transactions, depending on the terms of the insurance policy. MBIA insurance companies provide for this payment, in some cases through a third-party bank, upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer. In the event a claim is made on a basis not authorized by the transaction agreements, the insurers may be required to honor the payment requirement before they can investigate and dispute whether the claim was authorized.

Additionally, the Company’s structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes and preferred stock issuance. MBIA Corp. also provides guarantees to the holders of the Company’s asset/liability products debt obligations. If the Company’s asset/liability products segment or MBIA Inc. were unable to service the principal and interest payments on the asset/liability debt obligations, the holders of the insured liabilities would make a claim under the MBIA Corp. insurance policies. MBIA Corp. has lent $2.0 billion to the asset/liability products segment on a secured basis for the purpose of minimizing the risk that such claim would be made. During the first nine months of 2010, a total of $500 million was repaid and the amount outstanding was $1.1 billion as of September 30, 2010.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business and Organization (continued)

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

The Company manages liquidity of its structured finance and international segment with the goal of maintaining cash and liquid securities in an amount in excess of all projected stress scenario payment requirements. To the extent the Company’s liquidity resources fall short of its target liquidity cushions under the stress-loss scenario testing, the Company will seek to increase its cash holdings position by selling or financing assets in its investment portfolio or drawing upon one or more of its contingent sources of liquidity. The Company’s contingent liquidity sources involve the sale of assets that are generally illiquid as a result of the need for regulatory or third-party approvals prior to their sale and are therefore contingent on the receipt of such approvals, among other things. In aggregate, management believes the Company’s contingent sources of liquidity accessible within one to three months totaled approximately $250 million as of September 30, 2010. There is no assurance that the Company will be able to sell or finance a sufficient amount of its investments to satisfy all of its cash needs, or it may realize a substantial loss on any such sale.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business and Organization (continued)

The asset/liability products segment, through MBIA Inc., maintained simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with National for up to $2.0 billion for the purpose of borrowing government securities to pledge under collateralized investment agreements and repurchase agreements. As of September 30, 2010, securities with a fair value of $1.8 billion were borrowed under the Asset Swap. As a result of increased liquidity needs within the asset/liability products segment, the asset/liability products segment, through MBIA Inc., maintained a secured lending agreement with MBIA Insurance Corporation under which MBIA Inc. has transferred securities in its portfolio in exchange for $2.0 billion in cash. As of September 30, 2010, the outstanding balance on this secured loan was $1.1 billion. Additionally, $600 million was transferred to the asset/liability products segment from the Company’s corporate segment in the fourth quarter of 2008.

In order to monitor liquidity risk and maintain appropriate liquidity resources for near-term cash and collateral requirements within MBIA’s asset/liability products segment, the Company seeks to calculate monthly forecasts of asset and liability maturities, as well as collateral posting requirements. Cash availability at the low point of the Company’s twelve-month forecasted cash flows is measured against liquidity needs using stress-scenario testing of each of the potential liquidity needs described above. To the extent there is a shortfall in MBIA’s liquidity coverage, the Company seeks to manage its cash position and liquidity resources with a goal of maintaining an adequate cushion to the stress scenario. These resources include the sale of unpledged assets, the use of free cash within the asset/liability products segment and at the corporate segment level, and potentially increased securities borrowings from National.

Insurance Statutory Capital

Statutory capital, defined under statutory accounting principles as policyholders surplus and contingency reserves, is a key measure of an insurance company’s financial condition under insurance laws and regulations. Failure to maintain adequate levels of statutory surplus and total statutory capital could lead to intervention by the Company’s insurance regulators in the its operations and constitute an event of default under certain of the Company’s contracts, thereby materially and adversely affecting the Company’s financial condition and results of operations.

MBIA Corp. and National had statutory capital as of September 30, 2010 of $3.1 billion and $2.3 billion, respectively. The Company believes that the following factors, which are subject to significant uncertainty, could materially impact the statutory capital of MBIA Corp.: i) recovery of losses on ineligible mortgages in RMBS-related insured transactions, which may be substantially higher or lower than the amount reflected in MBIA Corp.’s statutory capital, ii) losses on insured transactions related to commercial mortgage-backed securities (“CMBS”), which may be substantially higher or lower than the amount reflected in MBIA Corp.’s statutory capital and iii) the statutory accounting discount rate used to derive the present value of MBIA Corp.’s loss reserves for long-dated insured exposures, which is set annually, may be higher or lower.

Note 2: Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

The results of operations for the three and nine months ended September 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010. The December 31, 2009 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the reclassification of gains and losses from sales of investment securities to “Net gains (losses) on financial instruments at fair value and foreign exchange” from the previously reported line “Net realized gains (losses)” on the Company’s consolidated statements of operations. Such reclassification of gains and losses from sales of investment securities had no impact on total revenues, expenses, assets, liabilities, or stockholders’ equity for all periods presented.

Consolidation

The consolidated financial statements include the accounts of MBIA Inc., its wholly-owned subsidiaries and all other entities in which the Company has a controlling financial interest. All material intercompany balances and transactions have been eliminated. The consolidation of a VIE is required if an entity has a variable interest (such as an equity or debt investment, a beneficial interest, a guarantee, a written put option or a similar obligation) and that variable interest or interests give it a controlling financial interest in the VIE. A controlling financial interest is present when an enterprise has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

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

Fair Value Option

MBIA elected, under the fair value option within accounting guidance for financial assets and liabilities, to record certain financial assets and liabilities at fair value. Specifically, MBIA has elected to apply the fair value option to all financial assets and liabilities of certain VIEs on a VIE-by-VIE basis.

Fixed-maturity securities at fair value

Fixed-maturity securities at fair value include all fixed-maturity securities held by the Company for which the change in fair value is recorded in current earnings. These include securities designated as trading securities in accordance with Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities, as well as those fixed-maturity securities for which the fair value option was elected in accordance with ASC 825-10, Financial Instruments. Changes in fair value and realized gains and losses from the sale of these securities are reflected in earnings as part of “Net gains (losses) on financial instruments at fair value and foreign exchange”. Any interest income and amortization of premiums associated with these securities are reflected in current earnings as part of net investment income. Refer to “Note 6: Fair Value of Financial Instruments” for additional disclosures related to securities for which the Company has elected the fair value option.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Scope Exception Related to Embedded Credit Derivatives (ASU 2010-11)

In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives,” to clarify that embedded credit derivatives created by the subordination of one financial instrument to another qualifies for the scope exception and should not be subject to potential bifurcation and separate accounting. Other embedded credit derivative features are considered embedded derivatives and subject to potential bifurcation, provided that the contract is not a derivative in its entirety. The Company adopted this standard in the third quarter of 2010. The adoption of this standard did not have a material effect on the Company’s consolidated balance sheets, results of operations, or cash flows.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3: Recent Accounting Pronouncements (continued)

Improving Disclosures about Fair Value Measurements (ASU 2010-06)

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements,” to require additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The standard also clarifies existing disclosures about the level of disaggregation, valuation techniques and inputs to fair value measurements. The Company adopted this standard as of the first quarter of 2010 except for the requirement to provide the Level 3 activity of purchases, sales issuances and settlements on a gross basis, which will be effective for the Company as of the first quarter of 2011. As this standard only affects disclosures related to fair value, the adoption of this standard did not affect the Company’s consolidated balance sheets, results of operations, or cash flows. Refer to “Note 6: Fair Value of Financial Instruments” for these disclosures.

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

Upon the adoption of the accounting guidance, the Company recognized a cumulative transition adjustment of $319 million, net of tax, as a decrease to its beginning retained earnings balance as of January 1, 2010 as a result of consolidated VIEs. The cumulative transition adjustment represents the recognized changes in assets and liabilities resulting from the adoption, including the impact of the fair value option election for certain of the financial assets and liabilities, offset in part by the elimination of intercompany balances with the consolidated VIEs. The Company also recognized a cumulative transition adjustment of $3 million, net of tax, as a decrease to its beginning retained earnings balance as of January 1, 2010, related to the deconsolidation of VIEs as a result of the implementation of this accounting guidance. This adjustment was the result of the deconsolidation of the assets and liabilities of previously consolidated VIEs, offset in part by the recognition of financial interests in these deconsolidated VIEs which were previously eliminated in consolidation.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Two of the VIEs, which were consolidated as part of the Company’s conduit segment prior to the adoption of this standard and continued to be consolidated under this accounting guidance, continued to hold investments classified as held-to-maturity, consistent with their designations previous to the adoption of this accounting guidance. Refer to “Note 6: Fair Value of Financial Instruments” for additional disclosures related to the fair value option election for the financial assets and liabilities of the consolidated VIEs.

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

Recent Accounting Developments

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26)

In October 2010, the FASB issued ASU 2010-26, “Financial Services – Insurance (Topic 944)—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” This amendment specifies which costs incurred in the acquisition of new and renewal insurance contracts should be capitalized. The new guidance is effective for the Company beginning January 1, 2012 with early adoption as of January 1, 2011 permitted. The Company is currently evaluating whether to early adopt the guidance, as well as the potential impact of adopting this guidance.

Note 4: Variable Interest Entities

Structured Finance and International Insurance

Through MBIA’s structured finance and international insurance segment, the Company provides credit enhancement services to issuers of obligations that may involve issuer-sponsored special purpose entities (“SPEs”). An SPE may be considered a VIE to the extent the SPE’s total equity at risk is not sufficient to permit the SPE to finance its activities without additional subordinated financial support or if its equity investors lack any one of the following characteristics (i) the power to direct activities of the SPE that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity. A holder of a variable interest or interests in a VIE is required to assess whether it has a controlling financial interest, and thus is required to consolidate the entity as primary beneficiary. An assessment of a controlling financial interest identifies the primary beneficiary as the variable interest holder that has both of the following characteristics (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. An ongoing reassessment of controlling financial interest is required to be performed based on any substantive changes in facts and circumstances involving the VIE and its variable interests.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

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

Businesses in Wind-down

In its asset/liability products segment, the Company invests in obligations issued by issuer-sponsored SPEs which are included in fixed-maturity securities held as available-for-sale. The Company evaluates issuer-sponsored SPEs to determine if the entity is a VIE. For all entities determined to be VIEs, the Company evaluates whether its investment is determined to have both of the characteristics of a controlling financial interest in the VIE. The Company performs an ongoing reassessment of controlling financial interests in issuer-sponsored VIEs based on investments held. MBIA does not have a controlling financial interest in any issuer-sponsored VIEs and is not the primary beneficiary of any issuer-sponsored VIEs. The Company’s exposure to the aforementioned VIEs is limited to its investments in these entities. The asset/liability products segment includes the consolidation of one VIE which includes highly rated collateral from a selected group of alternative A-paper (“Alt-A”) non-agency RMBS securities. Since no third-party note holders exist at this time, the Company is the primary beneficiary and has elected the fair value option for consolidation purposes.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of September 30, 2010 and December 31, 2009. The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs as well as the value of the assets and liabilities the Company has recorded for its interest in these VIEs as of September 30, 2010 and December 31, 2009. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and insured CDSs, and any investments in obligations issued by nonconsolidated VIEs.

	September 30, 2010
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable (2)	Insurance Loss Recoverable (3)	Unearned Premium Revenue (4)	Loss and Loss Adjustment Expense Reserves (5)	Derivative Liabilities (6)
Insurance:
Global structured finance:
Collateralized debt obligations	$34,854	$26,011	$121	$95	$-	$86	$-	$436
Mortgage-backed residential	59,911	19,310	69	105	1,923	103	524	3
Mortgage-backed commercial	5,701	3,260	-	3	-	3	-	-
Consumer asset-backed	12,559	7,478	8	38	-	37	-	-
Corporate asset-backed	51,109	24,243	291	359	5	377	-	-

Total global structured finance	$164,134	$80,302	$489	$600	$1,928	$606	$524	$439
Global public finance	41,484	21,008	-	214	-	273	-	-

Total insurance	$205,618	$101,310	$489	$814	$1,928	$879	$524	$439

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs are $13.7 billion and $12.6 billion, respectively, as of September 30, 2010, and $4.3 billion and $3.6 billion, respectively, as of December 31, 2009. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities.” Additional VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. During the nine months ended September 30, 2010, the Company recognized a $74 million pre-tax loss on initial consolidation of additional VIEs, and recognized no impact to earnings upon deconsolidation of VIEs during the period.

Holders of insured obligations of issuer-sponsored VIEs related to the Company’s structured finance and international insurance segment do not have recourse to the general assets of MBIA. In the event of nonpayment of an insured obligation issued by a consolidated VIE, the Company is obligated to pay principal and interest, when due, on the respective insured obligation only. The Company’s exposure to consolidated VIEs is limited to the credit protection provided on insured obligations and any additional variable interests held by MBIA. Creditors of the Conduits do not have recourse to the general assets of the Company apart from the financial guarantee policies provided by MBIA on insured obligations issued by the Conduits.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Insurance Premiums

The Company recognizes and measures premiums related to financial guarantee (non-derivative) insurance and reinsurance contracts in accordance with the accounting principles for financial guarantee insurance contracts.

As of September 30, 2010, the Company reported premiums receivable of $1.7 billion primarily related to installment policies for which premiums will be collected over the estimated term of the contracts. Premiums receivable for an installment policy is initially measured at the present value of premiums expected to be collected over the expected period or contract period of the policy using a risk-free discount rate. Premiums receivable for policies that use the expected period of risk due to expected prepayments are adjusted in subsequent measurement periods when prepayment assumptions change using the risk-free discount rate as of the remeasurement date. The weighted average risk-free rate used to discount future installment premiums was 2.9% and the weighted average expected collection term of the premiums receivable was 9.19 years. For the three and nine months ended September 30, 2010, the accretion of the premiums receivable was $9 million and $37 million, respectively, and is reported in “Scheduled premiums earned” on the Company’s consolidated statements of operations.

As of September 30, 2010, the Company reported reinsurance premiums payable of $71 million, which represents the portion of the Company’s premiums receivable that is due to reinsurers. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.

The following table presents a roll forward of the Company’s premiums receivable for the nine months ended September 30, 2010:

In millions				Adjustments

Premiums Receivable as of December 31, 2009	Accounting Transition Adjustment(1)	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other	Premiums Receivable as of September 30, 2010	Reinsurance Premiums Payable as of September 30, 2010
$2,021	$(150)	$(189)	$12	$(25)	$37	$ (28)	$1,678	$71

(1) - Reflects the adoption of the accounting principles for the consolidation of variable interest entities.

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

In millions	Expected Collection of Premiums
Three months ended:
December 31, 2010	$66

Twelve months ended:
December 31, 2011	221
December 31, 2012	195
December 31, 2013	163
December 31, 2014	142

Five years ended:
December 31, 2019	550
December 31, 2024	344
December 31, 2029 and thereafter	463

Total	$2,144

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Insurance Premiums (continued)

The following table presents the unearned premium revenue balance and the future expected premiums earned revenue as of and for the periods presented:

		Expected Future Premium Earnings
In millions	Unearned Premium Revenue	Upfront	Installments	Accretion	Total Expected Future Premium Earnings
September 30, 2010	$4,330

Three months ended:
December 31, 2010	4,212	66	52	11	129

Twelve months ended:
December 31, 2011	3,765	252	195	43	490
December 31, 2012	3,367	232	166	40	438
December 31, 2013	3,015	215	137	37	389
December 31, 2014	2,697	198	120	34	352

Five years ended:
December 31, 2019	1,481	763	453	131	1,347
December 31, 2024	745	462	274	81	817
December 31, 2029 and thereafter	-	429	316	85	830

Total		$2,617	$1,713	$462	$4,792

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments

Financial Instruments

The following table presents the carrying value and fair value of financial instruments reported on the Company’s consolidated balance sheets as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010		As of December 31, 2009
In millions	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Fixed-maturity securities held as available-for-sale and held at fair value	$12,523	$12,523	$12,576	$12,576
Other investments	283	281	255	253
Cash and cash equivalents	903	903	803	803
Receivable for investments sold	172	172	18	18
Derivative assets:
Insured derivatives	-	-	756	756
Non-insured derivatives	23	23	110	110

Total derivative assets	23	23	866	866
Assets of consolidated VIEs:
Cash	514	514	-	-
Investments held-to-maturity	4,236	3,821	3,132	2,800
Fixed-maturity securities held as available-for-sale	259	259	516	516
Fixed-maturity securities held as trading	5,459	5,459	128	128
Loans receivable	1,943	1,943	482	482
Loan repurchase commitments	794	794	-	-
Derivative assets	442	442	-	-
Liabilities:
Investment agreements	2,280	2,543	2,726	2,836
Medium-term notes	1,852	813	2,285	1,008
Securities sold under agreements to repurchase	471	452	502	475
Short-term debt	72	72	18	18
Long-term debt	1,852	1,096	2,224	1,206
Payable for investments purchased	159	159	16	16
Derivative liabilities:
Insured derivatives	5,488	5,488	4,574	4,574
Non-insured derivatives	324	324	20	20

Total derivative liabilities	5,812	5,812	4,594	4,594
Warrants	108	108	28	28
Liabilities of consolidated VIEs:
Variable interest entity notes	10,403	9,976	3,180	2,754
Long-term debt	428	403	433	327
Derivative liabilities	1,764	1,764	9	9
Financial Guarantees:
Gross	5,266	5,207	6,535	4,777
Ceded	119	61	420	246

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Valuation Techniques

Valuation techniques for financial instruments measured at fair value and included in the preceding table are described below. The Company’s assets and liabilities recorded at fair value have been categorized according to the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.

Fixed-Maturity Securities (including short-term investments) Held as Available-For-Sale and Fixed-Maturity Securities held at Fair Value

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

Corporate obligations—The fair value of corporate bonds is obtained using recently executed transactions or market price quotations where observable. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name CDS spreads and diversity scores as key inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy or categorized in Level 3 when significant inputs are unobservable. Corporate obligations may be classified as Level 1 if quoted prices in an active market are available.

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

State and municipal bonds—The fair value of state and municipal bonds is estimated using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rates, bond or CDS spreads and volatility. These bonds are generally categorized in Level 2 of the fair value hierarchy or categorized in Level 3 when significant inputs are unobservable, they are categorized in Level 3.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Other Investments

Other investments include the Company’s interest in equity securities (including exchange-traded closed-end funds). Fair value of other investments is determined by using quoted prices, live trades, or valuation models that use market-based and observable inputs. Other investments are categorized in Level 1, Level 2 or Level 3 of the fair value hierarchy.

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

Loans Receivable at Fair Value

Loans receivable at fair value comprise loans held by consolidated VIEs and consist of residential mortgage loans, commercial mortgage loans and other whole business loans. Fair value measurements of residential mortgage loans are based on market prices for mortgage-backed securities with similar characteristics and adjusted for the estimated fair value of associated financial guarantee obligation provided by MBIA Corp. Commercial mortgage loans are based on prices of similar collateralized mortgage-backed securities.

Loan Repurchase Commitments

Loan repurchase commitments represent obligations from the sellers/servicers of mortgages to residential mortgage-backed trusts consolidated under the amended accounting principles for the consolidation of variable interest entities. This asset represents the rights of the trusts consolidated by MBIA Corp. against the sellers/servicers representations that the residential mortgages contained within the trust comply with stated underwriting guidelines and warrant that the sellers/servicers will cure, replace, or repurchase mortgages that do not comply. Fair value measurement of loan repurchase commitments represents the amounts owed to the trusts from the sellers/servicers. Loan repurchase commitments are not traded securities and no identical or comparable market transaction information is observable or available. Discounted cash flow techniques are used to measure fair value based on availability of inputs relevant to the loan repurchase commitments:

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

Refer to the discussion of “RMBS Recoveries” within “Note 10: Loss and Loss Adjustment Expense Reserves” for a further description of how these estimates of future cash flows for the assets are determined, as well as the additional risk margins and discounts applied.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

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

Long-term Debt

Long-term debt consists of notes, debentures, surplus notes and floating rate liquidity loans. The fair value of long-term notes, debentures and surplus notes are estimated based on quoted market prices for the same or similar securities. The fair value for floating rate liquidity loans in Triple-A One are estimated using discounted cash flow calculations based upon the underlying collateral pledged to the specific loans, as these loans are non-recourse and fully backed by a pool of underlying assets.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Derivatives—Insurance

The majority of the Company’s derivative exposure is in the form of credit derivative instruments insured by MBIA Corp. In most cases, the Company’s insured credit derivatives are measured at fair value as they do not qualify for the financial guarantee scope exception. The derivative contracts that the Company insures cannot be legally traded and generally do not have observable market prices. In the cases with no active price quote, the Company uses a combination of internal and third-party models to estimate the fair value of these contracts. Most insured CDSs are valued using an enhanced Binomial Expansion Technique (“BET”). In 2009, the Company changed from the BET model to an internally developed model referred to as the Direct Price model to estimate the fair value of most of its insured multi-sector CDOs. Significant inputs to this model include collateral prices and interest rates. For a limited number of other insured derivatives, the Company uses industry standard models as well as proprietary models such as Black-Scholes option models and dual-default models, depending on the type and structure of the contract. The valuation of these derivatives includes the impact of its own credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as a significant percentage of their value is derived from unobservable inputs. For insured swaps (other than CDSs), the Company uses internally and vendor developed models with market-based inputs (e.g., interest rate, foreign exchange rate and spreads), and are classified as Level 2 within the fair value hierarchy. The fair values of insured derivatives recorded on the Company’s balance sheet are principally related to the Company’s insured credit derivatives exposure.

Description of MBIA’s Insured Derivatives

As of September 30, 2010, the Company had $126.2 billion of net par outstanding on insured derivatives. The majority of MBIA’s insured derivatives are “credit derivatives” that reference structured pools of cash securities and CDSs. The Company generally insured the most senior liabilities of such transactions, and at transaction closing the Company’s exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral backing the Company’s insured derivatives was cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, commercial real estate (“CRE”) loans, and CDO securities. As of September 30, 2010, the net par outstanding of such transactions totaled $114.3 billion. The remaining $11.9 billion of net par outstanding on insured derivatives as of September 30, 2010 primarily related to insured “interest rate” and “inflation-linked” swaps for which the Company has insured counterparty credit risk.

Most of MBIA’s insured CDS contracts require that MBIA make payments for losses of the principal outstanding under the contracts when losses on the underlying referenced collateral exceed a predetermined deductible. MBIA’s net par outstanding and maximum payment obligation under these contracts as of September 30, 2010 was $82.6 billion. The underlying referenced collateral for contracts executed in this manner largely consist of investment grade corporate debt, structured CMBS pools and, to a lesser extent, corporate and multi-sector CDOs (in CDO-squared transactions). MBIA’s multi-sector and CDO-squared transactions contain substantial RMBS-related collateral. As of September 30, 2010, MBIA also had $31.8 billion of net par outstanding on insured CDS contracts that require MBIA to make timely interest and ultimate principal payments.

Considerations Regarding an Observable Market for MBIA’s Insured Derivatives

The Company does not trade its insured derivatives, nor do identical or comparable contracts trade in market transactions. In determining fair value, the Company’s valuation approach uses observable market prices if available and reliable. Market prices are generally available for traded securities and market standard CDS contracts. Market prices are generally not available or observable for highly customized CDS contracts. Most of the derivative contracts the Company insures are the latter as they are non-traded structured credit derivative transactions. In contrast, typical market CDS contracts are standardized, liquid instruments that reference tradable securities such as corporate bonds that themselves have observable prices. These market standard CDS contracts also involve collateral posting, and upon a default of the underlying reference obligation, can be settled in cash.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

MBIA’s insured CDS contracts do not contain typical CDS market standard features as they have been designed to replicate the Company’s financial guarantee insurance policies. At inception of the transactions, the Company’s insured CDS contracts provided protection on pools of securities or CDSs with either a stated deductible or subordination beneath the MBIA-insured tranche. The Company is not required to post collateral in any circumstance. Payment by MBIA under an insured CDS is due after the aggregate amount of losses on the underlying reference obligations, based on actual losses as determined pursuant to the settlement procedure in each transaction, exceed the deductible or subordination in the transaction. Once such losses exceed the deductible or the subordination, the transactions are structured with the intention that MBIA is generally obligated to pay the losses, net of recoveries, if any, on any subsequent reference obligations that default. Some contracts also provide for further deferrals of payment at the Company’s option. In the event of a failure to pay an amount due under the insured CDS by MBIA Corp. or the bankruptcy of MBIA Corp., the counterparty may terminate the insured CDS and make a claim for the amount due, which would be based on the fair value of the insured CDS at such time. An additional difference between the Company’s CDS and typical market standard contracts is that the Company’s contract, like its financial guarantee contracts, generally cannot be accelerated by the counterparty in the ordinary course of business but only upon the occurrence of certain events including the failure to pay an amount due under the CDS or the bankruptcy of the financial guarantee insurer of the CDS, MBIA Corp. or MBIA UK Insurance Ltd. (“MBIA UK”). Similar to the Company’s financial guarantee insurance contracts, all insured CDS policies are unconditional and irrevocable obligations of the Company and are not transferable unless the transferees are also licensed to write financial guarantee insurance policies. Since insured CDS contracts are accounted for as derivatives under relevant accounting guidance for derivative instruments and hedging activities, MBIA Corp. did not defer the charges associated with underwriting the CDS policies and they were expensed at origination.

Valuation Models Used

Approximately 67% of the balance sheet fair value of insured credit derivatives as of September 30, 2010 was valued using the BET model, which is a probabilistic approach to calculating expected loss on the Company’s exposure based on market variables for underlying referenced collateral. During the third quarter of 2009 the Company changed the model it used to estimate the fair value of most of its insured multi-sector CDOs. Beginning with the third quarter of 2009, the Company valued these transactions using an internally-developed valuation model, referred to as the “Direct Price Model.” Approximately 33% of the balance sheet fair value of insured credit derivatives as of September 30, 2010 was valued using the Direct Price Model.

Certain factors led to the development of the Direct Price Model. (1) Market spreads for RMBS and ABS CDO collateral were no longer available. RMBS and ABS CDO collateral comprised the majority of the collateral for the multi-sector CDOs that were transitioned to a new marking model. Although market prices were available for the collateral, the BET model requires a spread input and the conversion from price to spread can be subjective for securities that trade substantially below par, which was the case for most of the collateral in these transactions. (2) The BET model contemplates a multi-tranche structure and allocates potential losses to each tranche. Many of the multi-sector CDOs insured by MBIA have experienced collateral erosion to the extent that there is no market value to the subordinated tranches. As a result this key feature of the BET model is no longer relevant. (3) The BET model requires a recovery rate assumption. This is not readily observable on all the collateral. As the market-implied probability of default of collateral has increased the recovery rate assumption has become increasingly important, which has gradually increased the relative importance in the model of internal assumptions as opposed to observable market inputs. (4) For all insured transactions that have been transitioned to a Direct Price Model, MBIA has an option to defer losses on principal to the legal final maturity, which is typically decades in the future. As a result of increased actual and market-implied future potential losses, as well as the significant widening of CDS spreads for MBIA, the value of this deferral option has increased. It currently has a very significant effect on the estimated fair value of MBIA’s guarantee so it was appropriate to use a model that explicitly valued that deferral option.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

BET modeling to estimate fair value for a structured transaction includes pool loss estimation, loss allocation to separate tranches of the capital structure and calculation of the change in value.

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

Additional structural assumptions of the BET model are:

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The primary weaknesses of the BET model are:

•

There is no market in which to test and verify the fair values generated by this model, and as of September 30, 2010, some of the model inputs were also either unobservable or derived from illiquid markets, adversely impacting their reliability.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

As of September 30, 2010, sector-specific spreads were used in 10% of the transactions valued using the BET model. Corporate spreads were used in 33% of the transactions and spreads benchmarked from the most relevant spread source were used for 57% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy. For example, for some transactions MBIA used actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. The spread source can also be identified by whether or not it is based on collateral WARF. No Level 1 spreads are based on WARF, all Level 2 and 3 spreads are based on WARF and some Level 4 spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spread was used for 85% of the transactions.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

d. Input Adjustments for Insured CMBS Derivatives in the Current Market

Current Commercial Mortgage-Backed Index Input Adjustment

Approximately $44.4 billion gross par of MBIA’s insured derivative transactions as of September 30, 2010 include substantial amounts of CMBS and commercial mortgage collateral. Since commercial mortgage-backed index (“CMBX”) is now quoted in price terms and the BET model requires a spread input, it is necessary to convert CMBX prices to spreads. To do this, the Company assumed that a portion of the CMBX price reflected market illiquidity. The Company assumed this illiquidity component was the difference between par and the price of the highest priced CMBX triple-A series. As of September 30, 2010 the highest priced triple-A CMBX index was Series 1 and its price was $94.90 corresponding to an illiquidity premium of 5.1%. The Company assumed that the price of each CMBX index has two components: an illiquidity component and a loss component. The market implied losses were assumed to be the difference of par less the liquidity adjusted price. These loss estimates were converted to spreads using an internal estimate of duration. The illiquidity premium was also converted to a spread using the same approach and the CMBX spread was calculated as the sum of those two numbers.

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

f. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET model at discount rates which include MBIA CDS spreads as of September 30, 2010. Prior to the second quarter of 2009, MBIA used the 5-year CDS spread on MBIA to calculate nonperformance risk. This assumption was compatible with the average life of the CDS portfolio, which was approximately 5 years. In the second quarter of 2009, the Company refined this approach to include a full term structure for CDS spreads. Under the refined approach, the CDS spreads assigned to each deal are based on the weighted average life of the deal.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

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

Overall Model Results

As of September 30, 2010, the Company’s net insured derivative liability of $5.5 billion comprised the fair values of insured derivatives included in “Derivative assets” and “Derivative liabilities” on its consolidated balance sheet of $0 million and $5.5 billion, respectively, based on the results of the aforementioned pricing models. In the current environment the most significant driver of changes in fair value is nonperformance risk. In aggregate, the nonperformance calculation results in a pre-tax net insured derivative liability which is $15.9 billion and $14.8 billion lower than the net liability that would have been estimated if the Company did not include nonperformance risk in its valuation as of September 30, 2010 and December 31, 2009, respectively. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of the Company’s economic condition, that the Company will be able to pay all claims when due.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following fair value hierarchy tables present information about the Company’s assets (including short-term investments) and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of September 30, 2010
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$873	$157	$-	$-	$1,030
Foreign governments	440	106	19	-	565
Corporate obligations	-	2,615	144	-	2,759
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,584	41	-	1,625
Residential mortgage-backed non-agency	-	380	79	-	459
Commercial mortgage-backed	-	111	14	-	125
Asset-backed securities:
Collateralized debt obligations	-	136	201	-	337
Other asset-backed	-	340	387	-	727

Total	1,313	5,429	885	-	7,627
State and municipal bonds:
Tax-exempt bonds	-	2,891	36	-	2,927
Taxable bonds	-	742	-	-	742

Total state and municipal bonds	-	3,633	36	-	3,669
Other fixed-maturity investments:
Perpetual preferred securities	-	48	-	-	48
Other investments	12	19	-	-	31
Money market securities	1,148	-	-	-	1,148

Total other fixed-maturity investments	1,160	67	-	-	1,227

Total fixed-maturity investments	2,473	9,129	921	-	12,523
Other investments:
Perpetual preferred securities	-	175	85	-	260
Other investments	16	5	-	-	21

Total other investments	16	180	85	-	281
Derivative assets:
Credit derivatives	-	3	-	-	3
Interest rate derivatives	-	113	7	-	120
Currency derivatives	-	-	16	-	16
Other	-	-	-	(116)	(116)

Total derivative assets	-	116	23	(116)	23

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Assets of consolidated VIEs:
U.S. Treasury and government agency	3	1	-	-	4
Corporate obligations	6	280	149	-	435
Mortgage-backed securities:
Residential mortgage-backed agency	-	29	-	-	29
Residential mortgage-backed non-agency	-	2,713	78	-	2,791
Commercial mortgage-backed	-	784	257	-	1,041
Asset-backed securities:
Collateralized debt obligations	-	528	345	-	873
Other asset-backed	-	422	120	-	542
State and municipal taxable bonds	-	3	-	-	3

Total fixed-maturity securities at fair value	9	4,760	949	-	5,718
Loans receivable	-	-	1,943	-	1,943
Loan repurchase commitments	-	-	794	-	794
Derivative assets:
Credit derivatives	-	-	431	-	431
Interest rate derivatives	-	11	-	-	11

Total assets	$2,498	$14,196	$5,146	$(116)	$21,724

Liabilities:
Medium-term notes	$-	$-	$110	$-	$110
Derivative liabilities:
Credit derivatives	-	28	5,460	-	5,488
Interest rate derivatives	-	434	-	-	434
Currency derivatives	-	8	-	-	8
Other	-	-	-	(118)	(118)
Other Liabilities:					-
Warrants	-	108	-	-	108
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,686	4,782	-	6,468
Derivative liabilities:
Credit derivatives	-	-	973	-	973
Interest rate derivatives	-	791	-	-	791

Total liabilities	$-	$3,055	$11,325	$(118)	$14,262

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2009
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$602	$87	$6	$-	$695
Foreign governments	470	104	12	-	586
Corporate obligations	-	1,945	281	-	2,226
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,588	48	-	1,636
Residential mortgage-backed non-agency	-	507	64	-	571
Commercial mortgage-backed	-	56	27	-	83
Asset-backed securities:
Collateralized debt obligations	-	164	245	-	409
Other asset-backed	-	691	394	-	1,085

Total	1,072	5,142	1,077	-	7,291
State and municipal bonds:
Tax-exempt bonds	-	2,765	50	-	2,815
Taxable bonds	-	707	-	-	707

Total state and municipal bonds	-	3,472	50	-	3,522
Other fixed-maturity investments:
Perpetual preferred securities	-	40	-	-	40
Other investments	-	22	19	-	41
Money market securities	1,682	-	-	-	1,682

Total other fixed-maturity investments	1,682	62	19	-	1,763

Total fixed-maturity investments	2,754	8,676	1,146	-	12,576
Other investments:
Perpetual preferred securities	-	160	77	-	237
Other investments	16	-	-	-	16

Total other investments	16	160	77	-	253
Derivative assets	-	208	771	(113)	866
Assets of consolidated VIEs:
Corporate obligations	8	120	-	-	128
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	111	166	-	277
Commercial mortgage-backed	-	-	3	-	3
Asset-backed securities:
Collateralized debt obligations	-	-	43	-	43
Other asset backed	-	-	193	-	193

Total assets	$2,778	$9,275	$2,399	$(113)	$14,339

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Liabilities:
Medium-term notes	$-	$-	$110	$-	$110
Derivative liabilities	-	310	4,561	(277)	4,594
Other Liabilities:
Warrants	-	28	-	-	28
Liabilities of consolidated VIEs:
Derivative liabilities	-	9	-	-	9

Total liabilities	$-	$347	$4,671	$(277)	$4,741

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Level 3 Analysis

Level 3 assets were $5.1 billion and $2.4 billion as of September 30, 2010 and December 31, 2009, respectively, and represented approximately 24% and 17% of total assets measured at fair value, respectively. Level 3 liabilities were $11.3 billion and $4.7 billion as of September 30, 2010 and December 31, 2009, respectively, and represented approximately 79% and 99% of total liabilities measured at fair value, respectively. The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2010 and 2009:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2010

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2010
Assets:

U.S. Treasury and government agency	$27	$-	$-	$-	$-	$-	$-	$(27)	$-	$-
Foreign governments	12	-	-	-	1	6	-	-	19	-
Corporate obligations	284	-	-	-	3	(101)	18	(60)	144	-
Residential mortgage-backed agency	-	-	-	-	-	-	41	-	41	-
Residential mortgage-backed non-agency	30	-	-	2	-	(2)	50	(1)	79	-
Commercial mortgage-backed	14	-	-	-	2	(1)	-	(1)	14	-
Collateralized debt obligations	111	-	-	5	-	(13)	100	(2)	201	-
Other asset-backed	390	-	-	32	-	(30)	4	(9)	387	-
State and municipal tax-exempt bonds	38	-	-	-	-	(2)	-	-	36	-
Perpetual preferred securities	85	-	-	-	-	-	-	-	85	-
Assets of consolidated VIEs:
Corporate obligations	129	-	-	-	-	7	13	-	149	-
Residential mortgage-backed non-agency	53	-	-	-	-	(5)	30	-	78	-
Commercial mortgage-backed	257	-	3	-	-	(20)	17	-	257	-
Collateralized debt obligations	327	-	(53)	-	-	37	34	-	345	-
Other asset-backed	153	-	(19)	-	-	(4)	16	(26)	120	-
Loans receivable	2,608	-	(167)	-	42	(540)	-	-	1,943	-
Loan repurchase commitments	792	-	-	-	-	2	-	-	794	-

Total assets	$5,310	$-	$(236)	$39	$48	$(666)	$323	$(126)	$4,692	$-

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2010
Liabilities:
Medium-term notes	$109	$-	$(9)	$-	$10	$-	$-	$-	$110	$(9)
Credit derivative, net	4,414	(552)	1,046	-	-	552	-	-	5,460	531
Interest derivative, net	(7)	-	4	-	(4)	-	-	-	(7)	17
Currency derivative, net	(7)	-	(7)	-	(2)	-	-	-	(16)	(10)
Liabilities of consolidated VIEs:
VIE notes	5,045	-	232	-	45	(540)	-	-	4,782	-
Derivative contracts, net	370	-	17	-	-	155	-	-	542	17

Total liabilities	$9,924	$(552)	$1,283	$-	$49	$167	$-	$-	$10,871	$546

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months ended September 30, 2009

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2009
Assets:
U.S. Treasury and government agency	$6	$-	$-	$-	$-	$-	$-	$6	$-
Foreign governments	70	-	-	-	2	-	-	72	-
Corporate obligations	371	(1)	-	55	1	(66)	(29)	331	-
Residential mortgage-backed agency	98	-	-	1	-	(8)	(10)	81	-
Residential mortgage-backed non-agency	118	(1)	-	41	-	(72)	(11)	75	-
Commercial mortgage-backed	35	-	-	4	1	(2)	(9)	29	-
Collateralized debt obligations	384	(23)	-	65	-	(40)	(185)	201	-
Other asset-backed	388	-	-	76	-	15	(46)	433	-
State and municipal tax-exempt bonds	74	-	-	-	-	(10)	-	64	-
State and municipal taxable bonds	44	(4)	-	6	-	(46)	-	-	-
Perpetual preferred securities	44	-	-	18	-	-	-	62	-
Other investments	25	-	-	-	-	-	-	25	-
Assets of consolidated VIEs:
Residential mortgage-backed non-agency	134	-	-	(10)	-	53	-	177	-
Commercial mortgage-backed	2	-	-	1	-	-	-	3	-
Collateralized debt obligations	30	-	-	9	-	-	-	39	-
Other asset-backed	172	-	-	22	-	-	-	194	-

Total assets	$1,995	$(29)	$-	$288	$4	$(176)	$(290)	$1,792	$-

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2009
Liabilities:
Medium-term notes	$122	$-	$-	$15	$5	$-	$-	$142	$-
Derivatives, net	3,391	(1)	861	-	(7)	(61)	-	4,183	862

Total liabilities	$3,513	$(1)	$861	$15	$(2)	$(61)	$-	$4,325	$862

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $323 million and $126 million, respectively, for the three months ended September 30, 2010. Transfers into and out of Level 2 were $126 million and $323 million, respectively, for the three months ended September 30, 2010. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. CDOs, RMBS and corporate obligations comprised the majority of the transferred instruments. There were no transfers in or out of Level 1. For the three months ended September 30, 2010, the net unrealized losses related to the transfers into Level 3 was $15 million and the net unrealized gains related to the transfers out of Level 3 was $713 thousand.

Transfers into and out of Level 3 were $2 million and $292 million, respectively, for the three months ended September 30, 2009. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. CDOs, other asset-backed securities, and corporate obligations comprised the majority of the transferred instruments. For the three months ended September 30, 2009, the net unrealized gains related to the transfers into Level 3 was $0 million and the net unrealized gains related to the transfers out of Level 3 as of September 30, 2009 was $37 million.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2010 and 2009:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2010

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2010
Assets:

U.S. Treasury and government agency	$6	$-	$-	$-	$-	$21	$-	$(27)	$-	$-
Foreign governments	12	-	-	-	1	6	-	-	19	-
Corporate obligations	281	(1)	-	31	(2)	(142)	59	(82)	144	-
Residential mortgage-backed agency	48	-	-	2	-	(5)	41	(45)	41	-
Residential mortgage-backed non-agency	64	(3)	-	34	-	(23)	53	(46)	79	-
Commercial mortgage-backed	20	-	-	1	(1)	(5)	-	(1)	14	-
Collateralized debt obligations	230	(12)	-	65	-	(74)	116	(124)	201	-
Other asset-backed	495	-	-	6	-	(105)	17	(26)	387	-
State and municipal tax-exempt bonds	50	-	-	1	-	(15)	-	-	36	-
Perpetual preferred securities	77	-	-	9	-	(1)	-	-	85	-
Other fixed-maturity investments	19	-	-	-	-	(19)	-	-	-	-
Assets of consolidated VIEs:
Corporate obligations	-	-	76	-	-	68	13	(8)	149	-
Residential mortgage-backed non-agency	166	(1)	(253)	3	-	(96)	311	(52)	78	-
Commercial mortgage-backed	3	-	221	-	-	74	18	(59)	257	-
Collateralized debt obligations	55	-	(80)	-	-	308	74	(12)	345	-
Other asset-backed	99	-	(11)	-	-	43	18	(29)	120	-
Loans receivable	-	-	28	-	21	1,894	-	-	1,943	-
Loan repurchase commitments	-	-	-	-	-	794	-	-	794	-

Total assets	$1,625	$(17)	$(19)	$152	$19	$2,723	$720	$(511)	$4,692	$-

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2010
Liabilities:
Medium-term notes	$110	$-	$6	$-	$(6)	$-	$-	$-	$110	$6
Credit derivative, net	3,799	(399)	1,721	-	-	339	-	-	5,460	1,208
Interest derivative, net	(6)	(8)	7	-	-	-	-	-	(7)	23
Currency derivative, net	(3)	-	(9)	-	(4)	-	-	-	(16)	(22)
Liabilities of consolidated VIEs:
VIE notes	-	-	366	-	39	4,377	-	-	4,782	-
Derivative contracts, net	-	-	19	-	-	523	-	-	542	20

Total liabilities	$3,900	$(407)	$2,110	$-	$29	$5,239	$-	$-	$10,871	$1,235

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months ended September 30, 2009

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2009
Assets:

U.S. Treasury and government agency	$32	$1	$-	$(1)	$-	$(26)	$-	$6	$-
Foreign governments	130	-	-	(3)	(1)	(17)	(37)	72	-
Corporate obligations	587	(1)	-	13	(2)	(114)	(152)	331	-
Residential mortgage-backed agency	156	-	-	12	-	(27)	(60)	81	-
Residential mortgage-backed non-agency	184	(28)	-	93	-	(93)	(81)	75	-
Commercial mortgage-backed	37	(1)	-	7	1	(6)	(9)	29	-
Collateralized debt obligations	502	(148)	-	139	-	(107)	(185)	201	-
Other asset-backed	540	(9)	-	30	-	(73)	(55)	433	-
State and municipal tax-exempt bonds	49	-	-	(1)	-	16	-	64	-
State and municipal taxable bonds	46	(4)	-	4	-	(46)	-	-	-
Perpetual preferred securities	45	-	-	18	-	(1)	-	62	-
Other investments	58	-	-	-	-	(33)	-	25	-
Assets of consolidated VIEs:
Residential mortgage-backed non-agency	213	-	-	(88)	-	52	-	177	-
Commercial mortgage-backed	-	-	-	3	-	-	-	3	-
Collateralized debt obligations	51	-	-	(12)	-	-	-	39	-
Other asset-backed	368	-	-	(174)	-	-	-	194

Total assets	$2,998	$(190)	$-	$40	$(2)	$(475)	$(579)	$1,792	$-

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2009
Liabilities:
Medium-term notes	$176	$-	$-	$(37)	$3	$-	$-	$142	$-
Derivatives, net	5,498	(91)	(1,157)	2	(14)	(35)	(20)	4,183	(924)

Total liabilities	$5,674	$(91)	$(1,157)	$(35)	$(11)	$(35)	$(20)	$4,325	$(924)

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $720 million and $511 million, respectively, for the nine months ended September 30, 2010. Transfers into and out of Level 2 were $511 million and $720 million, respectively, for the nine months ended September 30, 2010. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. RMBS non agency, CDOs, corporate obligations and RMBS agency comprised the majority of the transferred instruments. There were no transfers in or out of Level 1. For the nine months ended September 30, 2010, the net unrealized losses related to the transfers into Level 3 was $13 million and the net unrealized gains related to the transfers out of Level 3 was $45 million.

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

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the three months ended September 30, 2010 and 2009 are reported on the consolidated statements of operations as follows:

	September 30, 2010
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(1,046)	$552	$3	$-	$(17)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of September 30, 2010	$(531)	$-	$(7)	$-	$(17)

	September 30, 2009
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(870)	$(28)	$16	$-	$-

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of September 30, 2009	$(877)	$-	$15	$-	$-

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the nine months ended September 30, 2010 and 2009 are reported on the consolidated statements of operations as follows:

	September 30, 2010
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(1,720)	$407	$1	$(1)	$(20)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of September 30, 2010	$(1,222)	$-	$13	$-	$(20)

	September 30, 2009
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$1,183	$(99)	$9	$-	$-

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of September 30, 2009	$915	$-	$9	$-	$-

Fair Value Option

The Company elected to record at fair value certain financial instruments of the VIEs that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others. Refer to “Note 3: Recent Accounting Pronouncements” for a description of the adoption and election of the aforementioned accounting guidance.

The following tables present the changes in fair value included in the Company’s consolidated income statement for the three and nine months ended September 30, 2010 for all financial instruments for which the fair value option was elected.

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
In millions	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Total Changes in Fair Value	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Total Changes in Fair Value
Fixed-maturity securities held at fair value	$90	$-	$90	$337	$21	$358
Loans receivable at fair value:
Residential mortgage loans	(164)	-	(164)	204	220	424
Other loans	38	-	38	56	-	56
Loan repurchase commitments	2	-	2	296	63	359
Other assets	(1)	-	(1)	(3)	159	156
Long-term debt	91	-	91	(332)	(333)	(665)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2010 for loans and long-term debt for which the fair value option has been elected.

	As of September 30, 2010
In millions	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$3,211	$1,691	$1,520
Residential mortgage loans (90 days or more past due)	154	-	154
Other loans	451	176	275
Other loans (90 days or more past due)	194	76	118

Total loans receivable at fair value	$4,010	$1,943	$2,067

Long-term debt	$24,660	$6,468	$18,192

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments

The Company’s fixed-maturity portfolio consists of high-quality (average rating double-A) taxable and tax-exempt investments of diversified maturities. Other investments primarily comprise equity investments, including those accounted for under the equity method and highly rated perpetual securities that bear interest and are callable by the issuer. The following tables present the amortized cost, fair value and other-than-temporary impairments of fixed-maturity investments and other investments designated as available for sale in the consolidated investment portfolio of the Company as of September 30, 2010 and December 31, 2009:

	September 30, 2010
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$994	$36	$-	$1,030	$-
Foreign governments	538	27	-	565	-
Corporate obligations	2,767	75	(118)	2,724	-
Mortgage-backed securities:
Residential mortgage-backed agency	1,588	42	(5)	1,625	-
Residential mortgage-backed non-agency	627	31	(199)	459	(159)
Commercial mortgage-backed	112	17	(4)	125	-
Asset-backed securities:
Collateralized debt obligations	539	1	(212)	328	(93)
Other asset-backed	858	3	(134)	727	-

Total	8,023	232	(672)	7,583	(252)
State and municipal bonds:
Tax-exempt bonds	2,842	92	(7)	2,927	-
Taxable bonds	737	22	(17)	742	-

Total state and municipal bonds	3,579	114	(24)	3,669	-

Total fixed-maturity investments	11,602	346	(696)	11,252	(252)
Other investments:
Perpetual preferred securities	323	9	(24)	308	-
Other investments	38	2	-	40	-
Money market securities	1,148	-	-	1,148	-

Total other investments	1,509	11	(24)	1,496	-
Assets of consolidated VIEs:
Asset-backed securities:
Collateralized debt obligations	96	-	(2)	94	-
Other asset-backed	163	2	-	165	-

Total available-for-sale investments	$13,370	$359	$(722)	$13,007	$(252)

(1) - Represents the amount of other-than-temporary losses recognized in accumulated other comprehensive income (loss) since the adoption of the accounting guidance for other-than-temporary impairments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The fair value of securities on deposit with various regulatory authorities was $14 million and $16 million as of September 30, 2010 and December 30, 2009, respectively. These deposits are required to comply with state insurance laws.

A portion of the obligations under investment agreements require the Company to pledge securities as collateral. As of September 30, 2010 and December 31, 2009, the fair value of securities pledged as collateral with respect to these investment agreements approximated $2.6 billion. Additionally, the Company pledged cash as collateral under investment agreements in the amount of $224 million and $315 million as of September 30, 2010 and December 31, 2009, respectively.

During the third quarter of 2010, the Company transferred certain securities previously classified as held-to-maturity to available-for-sale. The classification change was due to the Company’s current intention to sell securities as a part of its ongoing plan to wind down its conduit business. As of the September 30, 2010, the securities that were transferred had a carrying value of $259 million and there was an immaterial amount of net unrealized gains recognized in accumulated other comprehensive income in connection with the transfer.

The following table presents the distribution by contractual maturity of available-for-sale fixed-maturity investments at amortized cost and fair value as of September 30, 2010. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,220	$1,223	$-	$-
Due after one year through five years	1,657	1,715	-	-
Due after five years through ten years	1,076	1,085	-	-
Due after ten years through fifteen years	705	731	-	-
Due after fifteen years	3,220	3,234	-	-
Mortgage-backed	2,327	2,209	-	-
Asset-backed	1,397	1,055	259	259

Total fixed-maturity investments	$11,602	$11,252	$259	$259

Investments that are held-to-maturity are reported on the Company’s consolidated balance sheets at amortized cost. These investments, which relate to the Company’s conduit segment and consolidated VIEs, primarily consist of ABS and loans issued by major national and international corporations and other structured finance clients. As of September 30, 2010, the amortized cost and fair value of held-to-maturity investments totaled $4.2 billion and $3.8 billion, respectively. There were no unrecognized gross gains as of September 30, 2010. Unrecognized gross losses were $415 million as of September 30, 2010. As of December 31, 2009, the amortized cost and fair value of held-to-maturity investments totaled $3.1 billion and $2.8 billion, respectively. Unrecognized gross gains were $8 million and unrecognized gross losses were $339 million as of December 31, 2009. The following table presents the distribution of held-to-maturity investments by contractual maturity at amortized cost and fair value as of September 30, 2010:

			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$65	$65
Due after one year through five years	1	1	-	-
Due after five years through ten years	1	1	-	-
Due after ten years through fifteen years	-	-	-	-
Due after fifteen years	-	-	2,840	2,529
Mortgage-backed	-	-	-	-
Asset-backed	-	-	1,331	1,227

Total held-to-maturity investments(1)	$2	$2	$4,236	$3,821

(1) - Includes $2 million related to tax credit investments reported in “Other investments” on the balance sheet.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

As of September 30, 2010 and December 31, 2009, the Company recorded net unrealized losses of $363 million and $1.4 billion, respectively, on available-for-sale fixed-maturity and other investments, which included $722 million and $1.6 billion, respectively, of gross unrealized losses. The following tables present the gross unrealized losses included in accumulated other comprehensive income (loss) as of September 30, 2010 and December 31, 2009 related to available-for-sale fixed-maturity and other investments. These tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	September 30, 2010
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$36	$-	$-	$-	$36	$-
Foreign governments	26	-	-	-	26	-
Corporate obligations	382	(16)	716	(102)	1,098	(118)
Mortgage-backed securities:
Residential mortgage-backed agency	680	(3)	61	(2)	741	(5)
Residential mortgage-backed non-agency	17	(1)	342	(198)	359	(199)
Commercial mortgage-backed	2	-	23	(4)	25	(4)
Asset-backed securities:
Collateralized debt obligations	5	-	313	(212)	318	(212)
Other asset-backed	100	(50)	487	(84)	587	(134)

Total	1,248	(70)	1,942	(602)	3,190	(672)
State and municipal bonds:
Tax-exempt bonds	80	(1)	183	(6)	263	(7)
Taxable bonds	138	(1)	139	(16)	277	(17)

Total state and municipal bonds	218	(2)	322	(22)	540	(24)
Total fixed-maturity investments	1,466	(72)	2,264	(624)	3,730	(696)
Other investments:
Perpetual preferred securities	-	-	249	(24)	249	(24)
Other investments	1	-	-	-	1	-

Total other investments	1	-	249	(24)	250	(24)
Assets of consolidated VIEs:
Asset-backed securities:
Collateralized debt obligations	62	(1)	6	(1)	68	(2)
Other asset-backed	36	-	-	-	36	-

Total	$1,565	$(73)	$2,519	$(649)	$4,084	$(722)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following tables present the gross unrealized losses of held-to-maturity investments as of September 30, 2010 and December 31, 2009. Held-to-maturity investments are reported at amortized cost on the Company’s consolidated balance sheets. The tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	September 30, 2010
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Corporate	$1,517	$(223)	$1,013	$(87)	$2,530	$(310)
Mortgage and other asset-backed securities	-	-	1,226	(104)	1,226	(104)

Total	$1,517	$(223)	$2,239	$(191)	$3,756	$(414)

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Corporate	$1,046	$(54)	$-	$-	$1,046	$(54)
Mortgage and other asset-backed securities	1,149	(261)	99	(24)	1,248	(285)

Total	$2,195	$(315)	$99	$(24)	$2,294	$(339)

As of September 30, 2010 and December 31, 2009, the Company’s available-for-sale fixed-maturity investment, other investment and held-to-maturity investment portfolios’ gross unrealized losses totaled $1.1 billion and $1.9 billion, respectively. The weighted average contractual maturity of securities in an unrealized loss position as of September 30, 2010 and December 31, 2009 was 20 years and 19 years, respectively. As of September 30, 2010, there were 421 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $840 million. Within the 421 securities, the book value of 297 securities exceeded market value by more than 5% as presented in the following table:

Percentage Book Value Exceeded Market Value	Number of Securities	(in millions) Book Value	(in millions) Fair Value
5% to 15%	111	$3,256	$2,982
16% to 25%	53	551	435
26% to 50%	73	544	351
Greater than 50%	60	327	93

Total	297	$4,678	$3,861

As of December 31, 2009, there were 619 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $1.3 billion. Within the 619 securities, the book value of 497 securities exceeded market value by more than 5%.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Investments for which the Company has recorded unrealized losses are tested quarterly for other-than-temporary impairments. For each security that meets the threshold of either 20% impaired at the time of review or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period, a further analysis of the security is performed to assess if the impairment is other than temporary. Based on its evaluation, the Company realized other-than-temporary impairments of $250 thousand and $43 million for the three and nine months ended September 30, 2010, respectively, primarily related to RMBS and CDOs. The amount of unrealized losses related to the Company’s available-for-sale fixed-maturity and other investments was $722 million as of September 30, 2010, down from $1.6 billion as of December 31, 2009. The decrease in unrealized losses was largely the result of an improvement in market-related factors, which increased the market prices of securities held by the Company, among others. As of September 30, 2010, the unrealized losses primarily relate to ABS, RMBS and corporate obligations.

As part of the Company’s assessment of other-than-temporary impairments of investments, it considers (i) the magnitude and duration of declines in fair value (ii) the reasons for the declines in fair value, such as general credit spread movements in each asset-backed sector, transaction-specific changes in credit spreads, credit rating downgrades, modeled defaults, and principal and interest payment priorities within each investment structure, and (iii) whether MBIA has the intent to sell the securities or more likely than not will be required to sell the securities before their anticipated recovery. In calculating credit-related losses, the Company utilizes cash flow modeling based on the type of security. The Company’s cash flow analysis considers all sources of cash, including credit enhancement, that support the payment of amounts owed by an issuer of a security. This includes the consideration of cash expected to be provided by financial guarantors, including MBIA Corp., resulting from an actual or potential insurance policy claim.

ABS investments are evaluated for other-than-temporary impairments using historical collateral performance, deal waterfall and structural protections, credit ratings, and forward looking projections of collateral performance based on business and economic conditions specific to each collateral type and risk. The underlying collateral is evaluated to identify any specific performance concerns, and stress scenarios are considered in forecasting ultimate returns of principal. Based on this evaluation, if a principal default is projected for a security, estimated future cash flows are discounted at the security’s purchase yield. If the present value of cash flows is less than the Company’s amortized cost for the security, the difference is recorded as an other-than-temporary impairment loss.

RMBS investments are evaluated for other-than-temporary impairments using industry-standard quantitative tools. Loan level data is obtained and analyzed in a model that produces prepayment, default, and severity vectors. The model utilizes macro inputs, including housing price assumptions and interest rates, which are consistent with industry views. The vector outputs are used as inputs to a third-party cash flow model, which considers deal waterfall dynamics and structural features, to generate cash flows for an RMBS investment. These cash flows are then discounted at the security’s purchase yield. If the present value of the cash flows is less than the Company’s amortized cost for the investment, the difference is recorded as an other-than-temporary impairment loss. For CDO investments, the Company utilizes the same tools as for RMBS securities, aggregating the bond level cash flows to the CDO investment level.

Corporate obligation investments are evaluated for other-than-temporary impairments using industry-standard credit analysis techniques. The Company’s analysis includes a detailed review of a number of quantitative and qualitative factors impacting the value of an individual security. These factors include the interest rate of the security (fixed or floating), the security’s current market spread, any collateral supporting the security, the security’s position in the issuer’s capital structure, and credit rating upgrades or downgrades. Additionally, these factors include an assessment of various issuer-related credit metrics including market capitalization, earnings, cash flow, capitalization, interest coverage, leverage, liquidity, management, and a third-party quantitative default probability model. The Company’s analysis is augmented by comparing market prices for similar securities of other issuers in the same sector, as well as any recent corporate or government actions that may impact the ultimate return of principal. If the Company determines that, after considering these factors, a principal default is projected, a recovery analysis is performed using the above data. If the Company’s estimated recovery value for the security is less than its amortized cost, the difference is recorded as an other-than-temporary impairment loss.

The Company does not record other-than-temporary impairments related to credit concerns about issuers of securities insured by MBIA Corp. or National since investors in these securities, including MBIA, are guaranteed payment of principal and interest when due. In considering cash expected to be provided from third-party financial guarantors, the Company assesses the financial guarantor’s ability to make claim payments under a variety of scenarios that test the guarantor’s ultimate claims paying ability. The weighted average outcome of these scenarios, combined with the cash flows provided by the insured security, are used to determine the recoverability of the Company’s amortized cost. The following table provides information about securities held by the Company as of September 30, 2010 that were in an unrealized loss position and insured by a financial guarantor.

In millions	Fair Value	Unrealized Loss
Asset-backed:
MBIA(1)	$361	$(104)
Other	239	(65)

Total asset-backed	600	(169)
Mortgage-backed:
MBIA(1)	23	(8)
Other	257	(173)

Total mortgage-backed	280	(181)
Corporate obligations:
MBIA(1)	86	(7)
Other	46	(8)

Total corporate obligations	132	(15)
Other:
MBIA(1)	298	(33)
Other	87	(3)

Total other	385	(36)

Total	$1,397	$(401)

(1) - Includes investments insured by MBIA Corp. and National.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The Company also concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of September 30, 2010 that would require the sale of impaired securities.

Each quarter, an internal committee comprising staff that is independent of the Company’s evaluation process for determining other-than-temporary impairments of securities reviews and approves the valuation of investments. Among other responsibilities, this committee ensures that the Company’s process for identifying and calculating other-than-temporary impairments, including the use of models and assumptions, is reasonable and complies with the Company’s internal policy.

Refer to “Note 8: Investment Income and Gains and Losses” for information on realized losses due to other-than-temporary impairments.

Note 8: Investment Income and Gains and Losses

The following table includes total investment income from all operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Gross investment income
Fixed-maturity	$104	$125	$313	$401
Held-to-maturity	2	2	5	6
Short-term investments	3	3	8	18
Other investments	5	8	17	24
Consolidated VIEs	20	20	48	80

Gross investment income	134	158	391	529
Investment expenses	1	1	1	4

Net investment income	133	157	390	525
Realized gains and losses
Fixed-maturity
Gains	55	35	90	127
Losses	(5)	(100)	(84)	(388)

Net	50	(65)	6	(261)
Other investments
Gains	-	-	1	3
Losses	-	-	(1)	(110)

Net	-	-	-	(107)
Consolidated VIEs
Gains	-	11	-	11
Losses	-	(102)	-	(143)

Net	-	(91)	-	(132)
Total net realized gains (losses)(1)	50	(156)	6	(500)

Total investment income	$183	$1	$396	$25

(1) - These balances are included in the “Net gains (losses) on financial instruments at fair value and foreign exchange” and “Net investment losses related to other-than-temporary impairments” line items on MBIA Inc.’s consolidated statements of operations.

Total investment income is generated as a result of the ongoing management of the Company’s investment portfolios. For the three and nine months ended September 30, 2010, total investment income increased from the same periods of 2009 primarily due to a reduction in total net realized losses.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Investment Income and Gains and Losses (continued)

For the three and nine months ended September 30, 2010, net realized gains from fixed-maturity investments of $50 million and $6 million, respectively, primarily related to gains from the sale of investments that allowed the Company to utilize a portion of its tax capital loss carryforward. The gains from the sale of investments for the nine months ended September 30, 2010 were partially offset by other-than-temporary impairments related to RMBS and CDOs. For the three months ended September 30, 2009, net realized losses from fixed-maturity investments of $65 million included other-than-temporary impairments of $32 million primarily related to RMBS and CDOs. For the nine months ended September 30, 2009, net realized losses from fixed-maturity investments of $261 million included other-than-temporary impairments of $231 million primarily related to RMBS and CDOs.

Net realized losses from other investments for the nine months ended September 30, 2009 of $107 million included other-than-temporary impairments of $104 million related to perpetual preferred securities.

Net realized losses from consolidated VIEs for the three months ended September 30, 2009 of $91 million resulted from other-than-temporary impairments of $61 million related to RMBS and ABS and $41 million related to a loan receivable offset by $11 million of realized gains on trading securities. Net realized losses from consolidated VIEs for the nine months ended September 30, 2009 of $132 million resulted from other-than-temporary impairments of $102 million related to RMBS and ABS and $41 million related to a loan receivable offset by $11 million of realized gains on trading securities.

The portion of other-than-temporary impairment losses on fixed-maturity securities that does not represent credit losses is recognized in accumulated other comprehensive income (loss). The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the other-than-temporary impairment losses was recognized in accumulated other comprehensive income (loss), and the corresponding changes in such amounts.

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
Credit Losses Recognized in Earnings Related to Other-Than- Temporary Impairments	2010	2009	2010	2009
Beginning Balance	$265	$340	$389	$-
Credit losses recognized in retained earnings related to the adoption of accounting principles effective April 1, 2009(1)	-	-	-	226
Accounting Transition Adjustment(2)	-	-	(148)	-
Additions for credit loss impairments recognized in the current period on securities not previously impaired	-	97	23	211
Additions for credit loss impairments recognized in the current period on securities previously impaired	-	25	17	25
Reductions for credit loss impairments previously recognized on securities sold during the period	(3)	(102)	(14)	(102)
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period(3)	-	-	(4)	-
Reductions for increases in cash flows expected to be collected over the remaining life of the security	-	-	(1)	-

Ending Balance	$262	$360	$262	$360

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Investment Income and Gains and Losses (continued)

For ABS (e.g., RMBSs and CDOs), the Company estimated expected future cash flows of each security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for each significant class of ABS for the nine months ended September 30, 2010.

Asset-backed Securities
Expected size of losses(1):
Range(2)	0.21% to 100%
Weighted average(3)	44.90%
Current subordination levels(4):
Range(2)	0.00% to 42.16%
Weighted average(3)	5.18%
Prepayment speed (annual CPR)(5):
Range(2)	0.00 to 38.13
Weighted average(3)	9.08

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

Net unrealized gains (losses), including the portion of other-than-temporary impairments included in other comprehensive loss, reported within shareholders’ equity consisted of:

In millions	As of September 30, 2010	As of December 31, 2009
Fixed-maturity:
Gains	$346	$187
Losses	(696)	(1,495)
Foreign exchange	(13)	(29)

Net(1)	(363)	(1,337)
Other investments:
Gains	11	3
Losses	(24)	(62)

Net	(13)	(59)

Total	(376)	(1,396)
Deferred income taxes provision (benefit)	(125)	(421)

Unrealized gains (losses), net	$(251)	$(975)

(1) - The balance as of December 31, 2009 includes $237 million of net unrealized losses from consolidated VIEs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Investment Income and Gains and Losses (continued)

The change in net unrealized gains (losses) presented in the table above consisted of:

In millions	As of September 30, 2010	As of December 31, 2009
Fixed-maturity(1)	$974	$940
Other investments	46	261

Total	1,020	1,201
Deferred income tax charged (credited)	296	446

Change in unrealized gains (losses), net	$724	$755

(1) - The nine month change as of September 30, 2010 included $266 million of net unrealized gains due to the transition adjustment for the adoption of the accounting principles for consolidation of VIEs.

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

Changes in the fair value of derivatives, excluding insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange.” Changes in the fair value of insured derivatives are recorded each period in current earnings within “Net change in fair value of insured derivatives.” The net change in the fair value of the Company’s insured derivatives has two primary components; (i) realized gains (losses) and other settlements on insured derivatives and (ii) unrealized gains (losses) on insured derivatives. “Realized gains (losses) and other settlements on insured derivatives” include (i) premiums received and receivable on written CDS contracts, (ii) premiums paid and payable to reinsurers in respect to CDS contracts, (iii) net amounts received or paid on reinsurance commutations, (iv) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event or settlement agreement, (v) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event or settlement agreement and (vi) fees relating to CDS contracts. The “Unrealized gains (losses) on insured derivatives” include all other changes in fair value of the insured derivative contracts.

U.S. Public Finance Insurance

The Company’s derivative exposure within its U.S. public finance insurance operations primarily consists of insured interest rate and inflation-linked swaps related to insured U.S. public finance debt issues. These derivatives do not qualify for the financial guarantee scope exception. The Company has also purchased certain investments containing embedded derivatives. All derivatives are recorded at fair value on the Company’s balance sheet with the changes in fair value recorded in current earnings within “Unrealized gains (losses) on insured derivatives.”

Structured Finance and International Insurance

The Company entered into derivative transactions that it viewed as an extension of its core financial guarantee business but which do not qualify for the financial guarantee scope exception and, therefore, must be recorded at fair value on the Company’s balance sheet. The Company’s structured finance and international insurance operations, which insured the majority of the Company’s notional derivative exposure, have insured derivatives primarily consisting of structured pools of CDS contracts that the Company intends to hold for the entire term of the contract absent a negotiated settlement with the counterparty. The Company reduces risks embedded in its insured portfolio through the use of reinsurance and by entering into derivative transactions. This includes cessions of insured derivatives under reinsurance agreements and capital markets transactions in which the Company economically hedges a portion of the credit and market risk associated with its insured credit derivative portfolio. Such arrangements are also accounted for as derivatives and recorded in the Company’s financial statements at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

Variable Interest Entities

The consolidated variable interest entities have entered into derivative transactions primarily consisting of interest rate and CDS contracts. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. CDS contracts are entered into to hedge credit risk or to replicate investments in cash assets.

Asset/Liability Products

The Company’s asset/liability products business has entered into derivative transactions primarily consisting of interest rate, cross currency, principal protection guarantees and CDS contracts. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to hedge the variability in cash flows resulting from fluctuations in foreign currency rates. The Company has also provided loss protection on certain Cutwater Investors Service Corp. (“Cutwater-ISC”) managed municipal pools that invest in highly rated short-term fixed-income securities. Such protection is accounted for as a derivative and is included as part of the Company’s principal protection guarantees. CDS contracts are entered into to hedge credit risk or to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its asset management business.

Certain interest rate and cross currency swaps qualify as fair value hedges. The fair value hedges are used to protect against changes in the market value of the hedged assets or liabilities. The gains and losses relating to the fair value hedges are recorded directly in earnings. Fair value hedges are hedging existing assets, liabilities or forecasted transactions.

Credit Derivatives Sold

The following table presents information about credit derivatives sold (insured) by the Company’s insurance operations that were outstanding as of September 30, 2010. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	8.1 Years	$24,921	$18,499	$13,557	$15,432	$41,944	$114,353	$(5,439)
Non-insured credit default swaps-VIE	5.2 Years	-	-	-	-	1,970	1,970	(973)
Insured swaps	16.7 Years	-	485	4,802	4,975	691	10,953	(10)
All others	10.0 Years	0	-	113	-	195	308	(38)

Total notional		$24,921	$18,984	$18,472	$20,407	$44,800	$127,584

Total fair value		$(76)	$(180)	$(435)	$(544)	$(5,225)		$(6,460)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Referenced credit ratings assigned by MBIA to insured credit derivatives are derived by the Company’s surveillance group in conjunction with representatives from its new business and risk divisions. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future payments that MBIA may be required to make under these guarantees is $137.3 billion. This amount is net of $180 million of insured derivatives ceded under reinsurance agreements and capital market transactions in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives. The maximum potential amount of future payments (undiscounted) on insured swaps, total return swaps and credit linked notes sold are estimated as the notional value of such contracts.

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

The following table presents information about credit derivatives sold by the Company’s asset/liability products business that were outstanding as of September 30, 2010. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Principal protection guarantees	0.1 Years	$5,855	$-	$-	$-	$-	$5,855	$-

Total notional		$5,855	$-	$-	$-	$-	$5,855	$-

Total fair value		$-	$-	$-	$-	$-		$-

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

Financial Statement Impact

The Company offsets the fair value amounts recognized for derivative contracts executed with the same counterparty under a master netting agreement under the accounting principles of right to offset.

As of September 30, 2010, the total fair value of the Company’s derivative assets, before counterparty netting, was $586 million and the total fair value of the Company’s derivative liabilities, before counterparty netting, was $7.7 billion. The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of September 30, 2010:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$412	Derivative assets	$36	Derivative liabilities	$(61)
Currency swaps	20	Derivative assets	-	Derivative liabilities	(2)

Total designated	$432		$36		$(63)

Not designated as hedging instruments:
Insured credit default swaps	$114,559	Derivative assets	$-	Derivative liabilities	$(5,438)
Insured swaps	10,952	Derivative assets	-	Derivative liabilities	(11)
Non-insured credit default swaps	35	Derivative assets	3	Derivative liabilities	-
Non-insured credit default swaps-VIE	2,688	Derivative assets-VIE	432	Derivative liabilities-VIE	(973)
Interest rate swaps	3,646	Derivative assets	84	Derivative liabilities	(373)
Interest rate swaps-VIE	13,411	Derivative assets-VIE	3	Derivative liabilities-VIE	(789)
Interest rate swaps - embedded	499	Medium-term notes	3	Medium-term notes	(5)
Interest rate swaps - embedded - VIE	133	Other assets-VIE	-	Other liabilities-VIE	(2)
Currency swaps	84	Derivative assets	16	Derivative liabilities	(5)
All other	6,263	Derivative assets	-	Derivative liabilities	(40)
All other-VIE	613	Derivative assets-VIE	7	Derivative liabilities-VIE	-
All other - embedded	241	Other Assets	2	Other liabilities	(17)

Total non-designated	$153,124		$550		$(7,653)

Total derivatives	$153,556		$586		$(7,716)

(1) - In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

As of September 30, 2010, the total fair value of the Company’s derivative assets, after counterparty netting, was $470 million, of which $465 million was reported within “Derivative assets” and “Derivative assets-VIEs” on the Company’s consolidated balance sheets, and the total fair value of the Company’s derivative liabilities, after counterparty netting, was $7.6 billion which was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheet.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the three months ended September 30, 2010:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(4)	$4	$-
Interest rate swaps	Interest Income (Expense)	-	-	(2)

Total		$(4)	$4	$(2)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(1,042)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	552
Insured swaps	Unrealized gains (losses) on insured derivatives	2
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(16)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(61)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(106)
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	48
All other	Unrealized gains (losses) on insured derivatives	(4)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(4)
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)

Total		$(634)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the three months ended September 30, 2009:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$8	$(8)	$-
Interest rate swaps	Interest Income (Expense)	-	-	1

Total		$8	$(8)	$1

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(798)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(30)
Insured swaps	Unrealized gains (losses) on insured derivatives	-
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	17
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(34)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)
Total Return Swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	-
Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	3
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	-
All other	Unrealized gains (losses) on insured derivatives	(11)

Total		$(856)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2010:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(45)	$45	$-
Interest rate swaps	Interest Income (Expense)	-	-	(3)

Total		$(45)	$45	$(3)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(1,707)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	454
Insured swaps	Unrealized gains (losses) on insured derivatives	2
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	-
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(19)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(181)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(191)
Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	18
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	61
All other	Unrealized gains (losses) on insured derivatives	(12)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(12)
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(11)

Total		$(1,598)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2009:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(106)	$98	$(8)
Interest rate swaps	Net realized gains (losses)	-	-	61
Interest rate swaps	Interest Income (Expense)	-	-	(1)
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	4	(4)	-
Currency swaps	Net realized gains (losses)	-	-	11
Currency swaps	Interest Income (Expense)	-	-	2

Total		$(102)	$94	$65

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,237
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	34
Insured swaps	Unrealized gains (losses) on insured derivatives	1
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	19
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	34
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(12)
Total Return Swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	6
Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	19
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	3
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(4)
All other	Unrealized gains (losses) on insured derivatives	(14)

Total		$1,323

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

Counterparty Credit Risk

The Company manages counterparty credit risk on an individual counterparty basis through master netting agreements covering derivative transactions in the asset/liability product segment. These agreements allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either MBIA or the counterparty is downgraded below a specified credit rating.

In certain non-insurance derivative contracts, the Company also manages credit risk through collateral agreements that give the Company the right to hold or the obligation to provide collateral when the current market value of certain derivative contracts exceeds an exposure threshold. Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of September 30, 2010 and December 31, 2009, the Company did not hold cash collateral from derivative counterparties but posted cash collateral to derivative counterparties of $2 million and $163 million, respectively. These amounts are included in “Derivative liabilities” on the Company’s consolidated balance sheets. As of September 30, 2010 and December 31, 2009, the Company had securities with a fair value of $581 million and $20 million, respectively, posted to derivative counterparties.

As of September 30, 2010 and December 31, 2009, the fair value was positive on two Credit Support Annexes (“CSAs”) which govern collateral posting requirements between MBIA and its derivative counterparties. The aggregate positive fair value for these two CSAs was $21 million and $6 million, respectively, for which the Company did not receive collateral because the Company’s credit rating was below the CSA minimum credit ratings level for holding counterparty collateral. The lowest rated of the two counterparties was A1 by Moody’s and A+ by S&P.

Note 10: Loss and Loss Adjustment Expense Reserves

For the nine months ended September 30, 2010, the Company incurred loss and LAE of $122 million. Included in the $122 million of loss and LAE were gross losses related to actual and expected future payments of $781 million, partially offset by actual and estimated potential recoveries of $647 million and reinsurance of $12 million. With respect to insured RMBS transactions, the Company incurred a benefit in loss and LAE of $22 million. Included in the $22 million of RMBS loss and LAE were $393 million of gross losses related to actual and expected future payments, offset by an increase in actual and estimated potential recoveries of $409 million and reinsurance of $6 million. The $409 million of RMBS insurance loss recoveries comprises a $313 million increase in estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages and $96 million in recoveries of amounts expected to be paid from excess cash flows within the securitizations. Current period changes in the Company’s estimate of potential recoveries may impact the amount recorded as an asset for insurance loss recoverable, the amount of expected recoveries on unpaid losses netted against the gross loss and LAE reserves, or both. Of the $409 million of RMBS estimated potential recoveries, $410 million increased the Company’s asset for insurance loss recoverable and collections received were $75 million, offset by a decrease of $76 million in recoveries netted against the Company’s liability for gross loss and LAE reserves.

As of September 30, 2010, the Company recognized estimated recoveries of $1.5 billion, net of reinsurance and income taxes, related to ineligible mortgage loans in its insured RMBS transactions, which is in excess of 58% of the consolidated total shareholders’ equity of MBIA Inc., excluding preferred stock of subsidiaries. A substantial majority of these estimated recoveries relate to the Company’s put-back claims of ineligible loans, which have been disputed by the loan sellers/servicers and are currently subject to litigation. In addition, there is a risk that the sellers/servicers or other responsible parties might not be able to satisfy their put-back obligations. While the Company believes that it will prevail in enforcing its contractual rights, there is uncertainty with respect to the ultimate outcome. There can be no assurance that the Company will be successful or that it will not be delayed in realizing its estimated recoveries. Although government-sponsored market participants have been successful in putting back ineligible mortgages to sellers/servicers and other guarantee insurers situated similarly to MBIA have recorded similar expected recoveries for RMBS transaction losses, recoveries of the nature, scope and magnitude that MBIA has recorded have not yet been realized by another financial guarantee insurer. Refer to the following “RMBS Recoveries” section for additional information about the Company’s recoveries related to ineligible mortgage loans within insured transactions.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

“Caution List – High”—Includes issuers where more proactive remedial action is needed but where no defaults on debt service payments are expected. Issuers in this category exhibit more significant weaknesses, such as low debt service coverage, reduced or insufficient collateral protection or inadequate liquidity, which could lead to debt service defaults in the future. Issuers in this category have breached one or more covenants or triggers and have not taken conclusive remedial action. Therefore, IPM adopts a remediation plan and takes more proactive remedial actions.

“Classified List”—Includes all insured obligations where MBIA has paid a claim or where a claim payment is expected to exceed its unearned premium revenue. Generally, IPM is actively remediating these credits where possible, including restructurings through legal proceedings, usually with the assistance of specialist counsel and advisors.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

In establishing case basis loss reserves, the Company calculates the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and expected term of such net payments. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represents the majority of the loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. If the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of September 30, 2010. For example, a higher discount rate applied to expected payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to expected potential recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company. However, the Company believes that the discount rates used as of September 30, 2010 represent the most appropriate risk-free rates for present valuing MBIA’s case basis loss reserves, as these rates are commonly used metrics throughout financial markets.

As of September 30, 2010, the majority of the Company’s case basis reserves and insurance loss recoveries were related to insured RMBS transactions, which are discussed below.

RMBS Case Basis Reserves and Recoveries

RMBS Reserves

To determine the Company’s RMBS case basis reserves as of September 30, 2010, which relate to RMBS backed by home equity lines of credit (“HELOCs”) and closed-end second mortgages (“CES”), the Company uses a process called the “Roll Rate Methodology.” It is a multi-step process using a database of loan level information, a proprietary internal cash flow model and a commercially available model to estimate expected ultimate cumulative losses on insured bonds. The loss reserve estimates are based on a probability-weighted average of the three scenarios of loan loss (base case, stress case and an additional stress case). In calculating the ultimate cumulative losses, the Company estimates the amount of loans that will be “charged-off” in the future. A loan is “charged-off” when the servicers in the transaction have deemed the loan to be uncollectible. The Company assumes that such a charged-off loan has a zero recovery value.

“Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off. Generally, the Roll Rates are calculated for the previous three months and averaged. The Company assumes that the Roll Rate for 90+ day delinquent loans is 100% except in the case of the additional stress case, where 97% is used. The 97% is the actual observed average Roll Rate for 90+ day delinquent loans during the past twelve months. Roll Rates for 30-59 days delinquent loans and 60-89 days delinquent loans are calculated on a transaction specific basis. The Roll Rate is applied to the amounts in the respective delinquency buckets based upon delinquencies as of August 31, 2010 to estimate future losses from loans that are delinquent as of the current reporting period.

Roll Rates for loans that are current as of August 31, 2010 (“Current Roll to Loss”) are calculated on a transaction specific basis. A proportion of loans reported current as of August 31, 2010 is assumed to become delinquent every month, at a Current Roll to Loss rate that persists at a high level for a time and subsequently starts to decline. A key assumption in the model is the period of time in which the Company projects high levels of Current Roll to Loss to persist. In the Company’s base case, the Company assumes that the Current Roll to Loss begin to decline immediately and decline over six months to 25% of their levels as of August 2010. In the stress case, the period of elevated delinquency and loss is extended by six months. In the additional stress case, the Company assumes that the current trends in delinquencies will remain for the next 12 months, after which time they will revert to the base case. For example, as of August 31, 2010, if 10% of the loans are in the 30-59 day delinquent bucket, and recent performance suggests that 30% of those loans will be charged-off, the Current Roll to Loss for the transaction is 3%. In the base case it is then assumed that the Current Roll to Loss will reduce linearly to 25% of its original value over the next six months (e.g., 3% will linearly reduce to 0.75% over the six months from September 2010 to March 2011). After that six-month period, the Company further reduced the Current Roll to Loss to 0% by early 2014 with the expectation that the performing seasoned loans and an economic recovery will eventually result in loan performance reverting to historically low levels of default. In the model, the Company assumes that all current loans that become delinquent are “charged-off” after six months of delinquency.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

In addition, in the Company’s loss reserve models for transactions secured by HELOCs, the Company considered borrower draws and repayment rates. For HELOCs, the current three-month average draw rate was used to project future draws on the line. For HELOCs and transactions secured by fixed-rate CES, the three-month average conditional repayment rate (“CRR”) was used to project voluntary principal repayments. The current loans generate excess spread which offsets the losses and reduces the payments. Cash flows also assumed a constant basis spread between floating rate assets and floating rate insured debt obligations (the difference between Prime and LIBOR interest rates, minus any applicable fees). For all transactions, cash flow models considered allocations and other structural aspects of the transactions, including managed amortization periods, rapid amortization periods and claims against MBIA Corp.’s insurance policy consistent with such policy’s terms and conditions. For loans that remain current (not delinquent) throughout the projection period, the Company assumes that voluntary prepayments occur at the average rate experienced in the most recent three-month period. In developing multiple loss scenarios, stress is applied by elongating the Current Roll to Loss rate for various periods, simulating a slower improvement in the transaction performance. The estimated net claims from the procedure above were discounted using a risk-free rate to a net present value reflecting MBIA’s general obligation to pay claims over time and not on an accelerated basis. The above assumptions represent MBIA’s best estimates of how transactions will perform over time.

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, roll rates, and prepayment rates (including voluntary and involuntary). In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves quarterly accordingly. If actual performance were to remain at the peak levels the Company is modeling for six months longer than in the probability-weighted outcome, the addition to the case basis reserves would be approximately $300 million.

Since the third quarter of 2009, paid claims in each month have been somewhat below that projected in the Company’s model. The Company has not modified its expectations to reflect the lower claims. The difference between actual and projected paid claims has not been significant.

The Company employs a similar approach to Alt-A transactions with limited exceptions. The two major exceptions are: 1) the timelines to charge-off depend on the delinquency bucket of a loan (e.g., a loan in the real estate owned (“REO”) bucket is on an average liquidated more quickly than a loan in the foreclosure bucket) and 2) the Company does not assume a 100% loss severity for charged-off Alt-A loans. The loss severity used for projections is the three-month average of the current loss severities for loans in an Alt-A transaction.

RMBS Recoveries

Since 2008, the Company engaged loan level forensic review consultants to re-underwrite/review a sample of the mortgage loan files underlying RMBS transactions insured by MBIA. The securitizations on which the Company has recorded losses contain well over 500,000 individual mortgages, of which over 45,000 mortgage loans were reviewed within 32 insured issues containing first and second-lien mortgage loan securitizations. During their review, the consultants utilized the same underwriting guidelines that the originators were to have used to qualify borrowers when originally underwriting the loans and determined that there were a high proportion of ineligible mortgages within the sample. The forensic review consultants graded the individual mortgages that were sampled into an industry standard three level grading scale, defined as i) Level 1—loans complied with specific underwriting guidelines, ii) Level 2—loans contained some deviation from underwriting guidelines but also contained sufficient mitigating factors, and iii) Level 3—loans contained material deviation from the underwriting guidelines.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

As of September 30, 2010, the Company recorded estimated recoveries of $2.2 billion for 27 of the 32 insured issues reviewed. Of the total $2.2 billion in recoveries, $1.3 billion is recorded as “Insurance loss recoverable,” $794 million is recorded as “Loan repurchase commitments,” $40 million is recorded as “Loss and loss adjustment expense reserves” as a reduction to case basis reserves on the consolidated balance sheet, and $64 million was recorded as a reduction to “Losses and loss adjustment” expense on the consolidated statement of operations. It is possible that the Company will review loan files within additional insured issues in the future if factors indicate that material recovery rights exist. In establishing recoveries related to ineligible loans, the Company focused on loans with credit breaches and credit and compliance breaches. The Company believes that the sellers/servicers are contractually obligated to either cure, repurchase, or replace all loans with these file deficiencies. The results of the loan file reviews across all insured issues have indicated breach rates in these categories in excess of 80%. Breach rates were determined by dividing the number of loans that contained credit and/or credit and compliance breaches by the total number of loans reviewed for a particular transaction. In order to determine the amount of recoveries to record, the Company estimates a distribution of possible recovery outcomes (factoring in all known uncertainties) with respect to all loans with credit or credit and compliance breaches. The Company has a high degree of confidence about the ineligibility of files actually reviewed that show deficiencies. Prior to the fourth quarter of 2009, the Company believed that the distribution of possible outcomes was evenly distributed around the par amount of loans reviewed that were eligible for put-back. Thus, the probability-weighted expected recovery value was equivalent to the par amount of the losses from files that were reviewed and found to have credit or credit and compliance breaches. In the fourth quarter of 2009 and subsequent, based on new information that became available, the Company estimated that it would more likely recover substantially more than the value of files already reviewed than not. This revised assumption resulted in a total estimated recovery that was approximately $300 million higher as of September 30, 2010 than what would have been recorded had the change not been made.

In developing some of the probability-weighted recovery scenarios, the Company extrapolated recoveries in each of the 27 insured issues for which recoveries have been recorded. Scenarios were based on the expected values of transaction-specific distributions of possible outcomes (factoring in all known uncertainties). The outcomes include: 1) recovery of amounts related to non-performing and charged off loan files that the Company has already reviewed and found to breach representations; 2) recovery of amounts related to currently performing loans and non-performing loans expected to be charged off in the future, assuming breach rates on those loans are consistent with breach rates on the population of loans the Company has reviewed; and 3) recoveries assuming sellers/servicers repurchase all loans that were deemed to be in breach of the sellers’/servicers’ representations regardless of whether the loans were delinquent or charged-off, limited to paid claims plus the present value of projected future claim payments. Since MBIA’s put-back rights are not limited to only charged-off loans and forensic analysis has shown loan breaches for loans that have not been charged off, the Company believes the inclusion of these scenarios is appropriate. Probabilities are then assigned to each scenario, based on the extent of actual file reviews supporting the estimated recoveries, the risk of litigation, risk of error in determining breach rates, counterparty credit risk, the cost of litigation and potential for delay, and other sources of uncertainty. The probabilities assigned to scenarios using potential recoveries on loans that have been reviewed are higher than the probabilities assigned to scenarios using extrapolation to loans that have not been reviewed. The sum of the probabilities assigned to all scenarios is 100%. In aggregate, the probability-weighted value of recoveries estimated through extrapolation comprises slightly more than 30% of MBIA’s total recoveries related to the obligations of sellers/servicers to repurchase or replace ineligible loans. As a result of lower probability weightings assigned to the scenarios that included extrapolation, a substantial majority of the aggregate recovery estimate is driven by the results of actual loan files reviewed. The probability-weighted values of the scenarios employing extrapolation contemplate breach rate trends obtained during ongoing analysis of mortgage loan files as well as developments in existing litigation. However, there is the possibility that as the Company continues to review loan files, the probability-weighted value of the recoveries resulting from extrapolation will increase as the Company assigns higher probability weightings to these scenarios, and such recoveries could exceed the amount of recoveries related to actual loan files reviewed. Expected cash inflows from recoveries are discounted using the current risk-free rate associated with the underlying transaction, which ranged from 1.05% to 2.50% depending upon the transaction’s expected average life.

The Company’s potential recoveries are typically realized either through salvage, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. The RMBS transactions with respect to which MBIA has estimated put-back recoveries provide the Company with such rights. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments; but is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of claim liability for a given policy. As of September 30, 2010, the expected value of recoveries related to RMBS paid claims was $1.3 billion.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

The Company performs a credit assessment of sellers/servicers against whom MBIA has asserted breaches of contract and determined that the sellers/servicers of loans for which MBIA has recognized potential recoveries have sufficient capital and resources to honor their obligations, although expected recoveries reflect a discount based on their risk of having insufficient resources in the future. The Company has not recognized potential recoveries related to sellers/servicers that MBIA has determined did not have sufficient capital and resources to honor their obligations.

To date, only a nominal amount of the loans for which MBIA has incurred losses and put-backs have been repurchased. The unsatisfactory resolution of these put-backs has caused MBIA to initiate litigation against four of the sellers/servicers to enforce their obligations. The Company has alleged several causes of action in its complaints, including breach of contract, fraudulent inducement and indemnification. MBIA’s aggregate $2.2 billion of estimated potential recoveries do not include damages from causes of action other than breach of contract for failure to repurchase specific loans. While all four of the sellers/servicers of MBIA’s transactions filed motions to dismiss MBIA’s fraudulent inducement, indemnification, and certain other claims, only one seller/servicer moved to dismiss the Company’s breach of contract claims. Currently, MBIA has received three decisions with regard to the motions to dismiss the Company’s claims. The decisions received thus far have denied the defendants’ motions to dismiss in part, allowing the cases to proceed on the surviving claims. The Company is currently awaiting decisions with regard to one of the remaining cases. Additional information on the status of these litigations can be found in the “Recovery Litigation” discussion within “Note 14: Commitments and Contingencies.”

The Company’s recovery outlook for insured RMBS issues is principally based on the following factors:

1.	the strength of the Company’s existing contract claims related to ineligible loan substitution/repurchase obligations;

2.	the improvement in the financial strength of issuers due to mergers and acquisitions and/or government assistance, which will facilitate their ability to comply with required loan repurchase/substitution obligations. The Company is not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. Any credit risk associated with these sponsors (or their successors) is reflected in the Company’s probability-weighted potential recovery scenarios;

3.	evidence of loan repurchase/substitution compliance by sellers/servicers for put-back requests made by other harmed parties with respect to ineligible loans that are similar to the type of ineligible loans that have been identified in the Company’s insured HELOCs and CES portfolio, including substantial amounts paid to Federal Home Loan Mortgage Corporation for substantially similar claims as well as a settlement agreement entered into on July 16, 2010 between MBIA Corp. and the sponsor of several MBIA-insured mortgage loan securitizations in which MBIA Corp. received a payment in exchange for a release relating to its representation and warranty claims against the sponsor, and which resolves all of MBIA’s representation and warranty claims against the sponsor on mutually beneficial terms and is substantially consistent with the recoveries previously recorded by the Company related to these exposures;

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

4.	the favorable outcome for MBIA on Defendants’ motions to dismiss in the actions captioned MBIA Insurance Corp. v. Countrywide Home Loans, Inc., et al, Index No. 08-602825 (N.Y. Sup. Ct.) and MBIA Insurance Corp. v. Residential Funding Co., LLC, Index No. 603552/08 (N.Y. Sup. Ct.) and MBIA Insurance Corp. v. Credit Suisse Securities where the respective courts each allowed MBIA’s fraud claims against the Countrywide, RFC and Credit Suisse Securities defendants to proceed; and

5.	reserves the Company believes have been established by certain sellers/servicers to cover such obligations.

The Company will continue to consider all relevant facts and circumstances, including the factors described above, in developing its assumptions on expected cash inflows, probability of potential recoveries (including the outcome of litigation) and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented as additional forensic reviews are performed, as developments in the pending litigation proceedings occur or new litigation is initiated. These and other factors could materially influence the amount of the recoveries.

All of the Company’s policies insuring RMBS for which litigation has been initiated against sellers/servicers are in the form of financial guarantee insurance contracts. Policies insuring credit derivative contracts for which the Company initiated litigation against sellers/arrangers are accounted for as derivatives and carried at fair value. Fair value is calculated using a price that would be paid to transfer the contract in an orderly transaction between market participants at the measurement date. As such, the fair value of the Company’s insured credit derivatives considers the price a hypothetical third-party market participant would require to assume the contract and, in general, not the price at which MBIA may settle the contract, either through litigation or other negotiations with counterparties of its contracts. Additionally, the Company has not recorded a gain contingency with respect to pending litigation.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

Loss and LAE Reserves and Activity

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of September 30, 2010:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	198	54	41	158	451
Number of issues(1)	40	34	21	95	190
Remaining weighted average contract period (in years)	9.8	8.5	11.1	7.5	8.7
Gross insured contractual payments outstanding (2):
Principal	$5,118	$1,901	$3,070	$10,276	$20,365
Interest	3,597	848	2,098	4,360	10,903

Total	$8,715	$2,749	$5,168	$14,636	$31,268

Gross claim liability	$-	$-	$-	$1,743	$1,743
Less:
Gross potential recoveries	-	-	-	3,050	3,050
Discount, net	-	-	-	(46)	(46)

Net claim liability (recoverable)	$-	$-	$-	$(1,261)	$(1,261)

Unearned premium revenue	$163	$20	$110	$104	$397

(1) - An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) - Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

The gross claim liability of $1.7 billion reported in the preceding table represents the Company’s estimate of undiscounted probability-weighted future claim payments, which primarily relate to insured RMBS transactions. The gross potential recoveries of $3.1 billion reported in the preceding table represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments, and also primarily relate to insured RMBS transactions. Both amounts reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

With respect to the Company’s RMBS exposure, before the elimination of amounts related to consolidated VIEs, the Company had 37 insured issues designated as “Classified List” with gross principal and interest payments outstanding of $10.4 billion and $3.5 billion, respectively. The gross claim liability and gross potential recoveries related to these 37 issues were $1.3 billion and $3.9 billion, respectively. The Company has performed loan file reviews on 30 of the 37 issues and recorded potential recoveries on 27 of those 30 issues that included loan file reviews. As of September 30, 2010, the 27 insured issues, those for which the Company performed loan file reviews and recorded potential recoveries, had gross principal and interest payments outstanding of $9.5 billion and $3.3 billion, respectively. The gross claim liability and gross potential recoveries related to the 27 issues were $1.3 billion and $3.8 billion, respectively. The gross potential recoveries of $3.8 billion include estimated recoveries based on the Company’s review of loan files and extrapolation of recoveries to loan files not reviewed, as discussed above.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the components of the Company’s insurance loss reserves and recoverables for insured obligations within MBIA’s classified list as of September 30, 2010. The loss reserves (claim liability) and insurance loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries discussed above and reflect the classification of such amounts reported on the Company’s consolidated balance sheet.

In millions	Classified List
Loss reserves (claim liability)	$874
LAE reserves	62

Loss and LAE reserves	$936

Insurance claim loss recoverable	$(2,201)
LAE insurance loss recoverable	-

Insurance loss recoverable	$(2,201)

Reinsurance recoverable on unpaid losses	$15
Reinsurance recoverable on LAE reserves	-
Reinsurance recoverable on paid losses	4

Reinsurance recoverable on paid and unpaid losses	$19

The loss and LAE reserves (claim liability) reported in the preceding table primarily relate to probability-weighted expected future claim payments on insured RMBS transactions. Loss and LAE reserves include $1.6 billion of reserves for expected future payments offset by expected recoveries of such future payments of $696 million. The insurance loss recoverable reported in the preceding table primarily relates to probability-weighted estimated recoveries of payments made by the Company resulting from ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans and expected future recoveries on RMBS transactions resulting from expected excess spread generated by performing loans in such transactions. The Company estimates that MBIA will be reimbursed for potential recoveries related to ineligible mortgage loans, which represent the majority of the Company’s insurance loss recoverable, by mid-year 2012.

The following table presents changes in the Company’s loss and LAE reserve for the nine months ended September 30, 2010. Changes in the loss and LAE reserve attributable to the accretion of the discount on the loss reserve, changes in discount rates and assumptions changes in the timing and amounts of estimated payments and recoveries and changes in LAE are recorded in “Losses and loss adjustment” expenses in the Company’s statement of operations. LAE reserves are expected to be settled within a one year period and are not discounted. As of September 30, 2010, the weighted average risk-free rate used to discount the claim liability was 1.59%.

In millions

Gross Loss and LAE Reserve as of December 31, 2009	Accounting Transition Adjustment(1)	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Timing of Payments	Changes in Amount of Net Payments	Changes in Assumptions	Changes in Unearned Premium Revenue	Change in LAE Reserves	Gross Loss and LAE Reserve as of September 30, 2010
$ 1,580	$(364)	$(851)	$7	$(10)	$35	$-	$548	$(1)	$(8)	$936

(1) - Reflects the adoption of the accounting principles for the consolidation of variable interest entities.

Gross loss and LAE reserves as of September 30, 2010 of approximately $936 million decreased from approximately $1.6 billion as of December 31, 2009. The decrease in case basis reserves was primarily due to an adjustment of $364 million for the adoption of the amended accounting principles for the consolidation of variable interest entities and a decrease in reserves related to payment activity. Offsetting this were changes in assumptions of $548 million due to additional defaults and charge-offs of ineligible mortgage loans in insured RMBS issues outstanding as of December 31, 2009.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

Total paid losses, net of reinsurance and collections, for the nine months ended September 30, 2010 was $898 million, after eliminating $36 million of net collections made to consolidated VIEs. Of the $898 million of paid losses, $817 million related to insured RMBS transactions, after eliminating $340 million of net payments made to consolidated VIEs. For the nine months ended September 30, 2010, estimated recoveries on paid losses totaled $491 million, after eliminating $60 million of recoveries related to VIEs, and were primarily related to insured RMBS transactions.

The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the nine months ended September 30, 2010. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in the timing and amounts of estimated collections and changes in LAE are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statement of operations. The Company’s insurance loss recoverable decreased $244 million primarily due to the adoption of the amended accounting principles for the consolidation of variable interest entities, offset by an increase in changes in assumption driven by estimates of potential recoveries primarily on issues outstanding as of December 31, 2009 resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages. Recoveries on unpaid losses decreased by $135 million primarily due to the adoption of the amended accounting principles for the consolidation of variable interest entities, offset by changes in discount rates.

In millions	Gross Reserve as of December 31, 2009	Accounting Transition Adjustment(1)	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Timing of Collections	Changes in Amount of Collections	Changes in Assumptions	Change in LAE Recoveries	Gross Reserve as of September 30, 2010
Insurance Loss Recoverable	$2,445	$(594)	$(77)	$27	$35	$33	$3	$361	$(32)	$2,201
Recoveries on Unpaid Losses	831	(215)	-	13	52	-	(12)	25	2	696

Total	$3,276	$(809)	$(77)	$40	$87	$33	$(9)	$386	$(30)	$2,897

(1) - Reflects the adoption of the accounting principles for the consolidation of variable interest entities.

The following table presents the Company’s total estimated recoveries from ineligible mortgage loans included in certain insured first and second-lien mortgage loan securitizations. The total estimated recoveries from ineligible loans of $2.2 billion as of September 30, 2010 includes $1.3 billion recorded as “Insurance loss recoverable,” $794 million is recorded as “Loan repurchase commitments,” $40 million is recorded as “Loss and loss adjustment expense reserves” as a reduction to case basis reserves on the consolidated balance sheet, and $64 million, net of reinsurance, is recorded as a reduction to “Losses and loss adjustment” expense.

In millions

Total Estimated Recoveries on Ineligible loans as of December 31, 2009	Accretion of Future Collections	Changes in Discount Rates	Recoveries	Changes in Assumptions	Total Estimated Recoveries on Ineligible loans as of September 30, 2010
$1,575	$41	$58	$(67)	$573	$2,180

The $573 million changes in assumptions in the preceding table primarily resulted from an increase in loan file reviews and extrapolation.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Loss and Loss Adjustment Expense Reserves (continued)

Costs associated with remediating insured obligations assigned to the Company’s “Caution List—Low,” “Caution List—Medium,” “Caution List—High” and “Classified List” are recorded as LAE. LAE is recorded as part of the Company’s provision for its loss reserves and included in “Losses and loss adjustment” expense on the Company’s consolidated statement of operations. The following table presents the expenses (gross and net of reinsurance) related to remedial actions for insured obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Loss adjustment expense incurred, gross	$14	$41	$30	$128
Loss adjustment expense incurred, net	$14	$40	$29	$124

Note 11: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
In millions	2010		2009		2010		2009
Pre-tax income (loss)	$(356)		$(1,066)		$(647)		$1,422
Provision (benefit) for income taxes	$(143)	40.1%	$(341)	32.1%	$(249)	38.4%	$548	38.5%

The Company’s effective tax rate related to the pre-tax loss for the nine months ended September 30, 2010 reflects net unrealized loss on its derivative portfolio, tax-exempt interest from investments, and a decrease in the valuation allowance. The Company’s effective tax rate related to the pre-tax income for the nine months ended September 30, 2009 reflected a net unrealized gain recorded on its derivative portfolio, tax-exempt interest from investments, and an increase in the valuation allowance.

For the interim reporting purposes, the Company has calculated its effective tax rate for the full year of 2010 by treating the net unrealized gain on its insured derivative portfolio as a discrete item. As such, this amount is not included when projecting the Company’s full year effective tax rate but rather is accounted for at the federal statutory rate of 35% after applying the projected full year effective tax rate to actual nine-month results before the discrete item. Given the Company’s inability to estimate this item for the full year of 2010, the Company believes that it is appropriate to treat net unrealized gains and losses on its derivative portfolio as a discrete item for purposes of calculating the effective tax rate for the year.

Deferred Tax Asset, Net of Valuation Allowance

The Company establishes a valuation allowance against its deferred tax asset when it is more likely than not that all or a portion of the deferred tax asset will not be realized. All evidence, both positive and negative, is identified and considered in making the determination. Future realization of the existing deferred tax asset ultimately depends, in part, on the existence of sufficient taxable income of appropriate character (ordinary or capital) within the carryforward period for the tax attribute. The Company has established a valuation allowance with respect to 2008 capital losses being carried forward. These losses were generated in 2008 and have a five-year carryforward period.

As of September 30, 2010, the Company has a net deferred tax asset of $944 million primarily related to the cumulative unrealized losses on its derivative and investment portfolios. Included in the net deferred tax asset of $944 million is a valuation allowance of $453 million. As of December 31, 2009, the valuation allowance was $490 million. For the nine months ended September 30, 2010, the Company decreased its valuation allowance by $37 million, which was primarily due to the generation of capital gain income. As of September 30, 2009, the Company had a valuation allowance of $457 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Income Taxes (continued)

Unrealized Losses on Credit Derivative Contracts

Within the net deferred tax asset of $944 million is a deferred tax asset of approximately $1.6 billion reflecting cumulative net unrealized losses of $4.5 billion, excluding credit impairments, primarily related to insured credit derivatives. The Company believes that such deferred tax asset will more likely than not be realized as the Company expects the unrealized losses and its related deferred tax asset to substantially reverse over time. As such, no valuation allowance with respect to this item was established. In its conclusion, the Company considered the following evidence (both positive and negative):

•

Due to the long-tail nature of the financial guarantee business, MBIA Inc.’s insurance subsidiaries, despite not generating any new business, will have a steady stream of scheduled premium earnings with respect to the existing insured portfolio. MBIA Corp.’s announcement in February 2008 of a temporary suspension in writing new structured finance transactions and a permanent cessation with respect to insuring new CDS contracts, except in transactions related to the reduction of existing derivative exposure, would not have an impact on the expected earnings related to the existing insured portfolio. Although MBIA Corp. expects a significant portion of the unrealized losses to reverse over time, MBIA Corp. performed a taxable income projection over a 15-year period to determine whether it will have sufficient income to offset its deferred tax assets that will generate future ordinary deductions. In this analysis, MBIA Corp. concluded that premium earnings, even without regard to any new business, combined with investment income, less deductible expenses, will be sufficient to recover the net deferred tax asset of $944 million.

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

•

With respect to insured CDS contracts, in the event that there is a default in which MBIA is required to pay claims on such CDS contracts, the Company believes that the losses should be characterized as an ordinary loss for tax purposes and, as such, the event or impairment will be recorded as case reserves for statutory accounting purposes in recognition of the potential claim payment. For tax purposes, MBIA follows statutory accounting principles as the basis for computing its taxable income. However, because the federal income tax treatment of CDS contracts is an unsettled area of tax law, in the event that the Internal Revenue Service (“IRS”) has a different view in which the losses are considered capital losses, the Company may be required to establish a valuation allowance against substantially all of the deferred tax asset related to these losses, until such time as it has sufficient capital gains to offset the losses. The establishment of this valuation allowance would have a material adverse effect on MBIA’s financial condition at the time of its establishment.

Realized Gains and Losses

As of September 30, 2010, the Company had a full valuation allowance against the deferred tax asset related to realized losses from asset write-downs due to credit impairments and sales of investments.

Unrealized Losses on Debt and Equity Securities

As of September 30, 2010, the Company has approximately $125 million in deferred tax assets related to unrealized losses on investments. The Company intends to hold these investments until maturity or until such time as the value recovers. As such, the Company expects that its deferred tax assets will reverse over the life of the securities.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Income Taxes (continued)

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of September 30, 2010. The Company continues to assess the adequacy of its valuation allowances as additional evidence becomes available.

Ownership Change under Section 382 of the Internal Revenue Code

Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss (“NOL”) carryforwards, other tax loss and credit carryforwards, and certain built-in losses upon an ownership change as defined under that section. An ownership change may result from transactions that increase the aggregate ownership of certain shareholders in the Company’s stock by more than 50 percentage points over a defined testing period, generally three years (“Section 382 Ownership Change”).

The Company has determined that a Section 382 Ownership Change in the quarter ended September 30, 2010 would cause an immaterial impact on the financial statements. As the financial statements do not include any tax benefit for deferred taxes related to capital losses due to their relatively short carryforward period and therefore a valuation allowance against the deferred tax assets related to the capital loss being carried forward has been provided. Furthermore, a Section 382 Ownership Change and resulting limitation may restrict the Company’s ability to utilize a portion of such losses even if sufficient capital gains were to be recognized within the carryforward period. However, the Company still expects to fully recover any NOL and alternative minimum tax credit carryforward as those carryovers have a significantly longer recovery period.

If, in the future, a Section 382 Ownership Change is triggered under the current method of determining an ownership change and, as a result, the Company is subjected to greater limitation or a reduction of tax benefits, the Company may retroactively use an available alternative method of determining an ownership change to cause a Section 382 Ownership Change in the quarter ended June 30, 2010. The Company may reassess the methodology to be used for the ownership change computation at least through September 15, 2011, the due date of its 2010 Federal Income Tax Return.

Calculating whether a Section 382 Ownership Change has occurred is subject to uncertainties, including the complexity and ambiguity of Section 382 and limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. The Company performs detailed calculations during each quarter to determine if an ownership change has occurred and based on its calculations, a Section 382 Ownership Change has not occurred.

Treatment of Undistributed Earnings of Certain Foreign Subsidiaries—”Accounting for Income Taxes—Special Areas”

No U.S. deferred income taxes have been provided on the undistributed earnings of MBIA UK, Euro Asset Acquisitions Ltd. (“EAAL”), MBIA Mexico S.A. de C.V., and the remaining earnings of MBIA Assurance, which merged into MBIA UK as of December 31, 2007, because of the Company’s practice and intent to permanently reinvest its earnings. The cumulative amounts of such undistributed earnings were $122 million and $86 million for the nine months ended September 30, 2010 and 2009, respectively.

Five-Year NOL Carryback

The Worker, Homeownership, and Business Assistance Act of 2009 expanded the number of tax years to which a NOL can be carried back from two to five. Corporations with NOLs in either 2008 or 2009 (but not both) can elect to carryback NOL’s and claim refunds of taxes paid in the prior five years, the only limitation being that in the fifth preceding year of the carryback period, the recovery is being limited to 50% of taxable income for that carryback year. There is no such limitation to the first four preceding years of the carryback period. MBIA Inc. elected to carryback its 2009 NOL to the fifth preceding tax year, and the tax years thereafter and expects to recover a total of approximately $431 million in taxes paid during the carryback period. The Company received an initial refund of $391 million in the second quarter of 2010 and the refund was allocated, in accordance with the Company’s tax sharing agreement, in the following manner: $137 million to MBIA Inc., $251 million to MBIA Corp., and $3 million to National. The Company is also pursuing an additional refund of $40 million and will allocate such amount at the time it receives the cash.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Income Taxes (continued)

Accounting for Uncertainty in Income Taxes

It is the Company’s policy to record any change in unrecognized tax benefits (“UTBs”) and related interest and penalties to income taxes in the statement of operations. Absent a material change, the Company shall not disclose such items in interim financial statements. As of September 30, 2010, there were no material changes in UTBs, interest or penalties.

The Company’s significant major tax jurisdictions include the U.S., the United Kingdom (“U.K.”), France and Mexico.

The Company, MBIA Inc., and its U.S. subsidiaries file a U.S. consolidated federal income tax return. The IRS is currently examining tax years 2005 through 2009, which is expected to be concluded within the next twelve months. The U.K. tax authorities are currently examining tax years 2005 through 2007. Their examination is also expected to be concluded within the next twelve months and New York State is examining the Company’s combined Income Tax Returns for tax years 2005 through 2007.

It is reasonably possible that the total amounts of unrecognized tax benefits will change within the next twelve months due to the conclusion of the IRS’s examination of tax years 2005 through 2009. The range of this possible change in the amount of uncertain tax benefits cannot be estimated at this time.

Note 12: Business Segments

MBIA manages its activities primarily through three principal business operations: U.S. public finance insurance, structured finance and international insurance, and advisory services. The Company’s U.S. public finance insurance business is operated through National, its structured finance and international insurance business is primarily operated through MBIA Corp., and its advisory services business is primarily operated through Cutwater. MBIA also manages certain business activities through its corporate, asset/liability products, and conduit segments. The corporate segment includes revenues and expenses that arise from general corporate activities. Funding programs managed through the asset/liability products and conduit segments are in wind-down.

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

Following is a description of each of the Company’s reportable operating segments:

The Company’s U.S. public finance insurance segment is conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, U.S. public finance insured obligations when due. The obligations are generally not subject to acceleration, except that National may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. National issues financial guarantees for municipal bonds and bonds backed by publicly or privately funded public-purpose projects.

The Company’s structured finance and international insurance segment is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, global structured finance and non-U.S. public finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. are insured by MBIA Corp., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA issues financial guarantees for municipal bonds, ABSs and MBSs, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, and bonds backed by other revenue sources such as corporate franchise revenues. Insured ABS include collateral consisting of a variety of consumer loans, corporate loans and bonds, trade and export receivables, aircraft, equipment and real property leases. Insured MBS include collateral consisting of residential and commercial mortgages. In previous years, MBIA had insured CDSs on structured pools of corporate obligations, RMBS, and commercial real estate-backed securities and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Business Segments (continued)

The Company is no longer insuring new credit derivative contracts except for transactions related to the reduction of existing derivative exposure. The structured finance market continues to recover from the global credit crisis with new issuance volume, though increasing, still well below historical averages. It is unclear how or when the Company may be able to re-engage this market.

The advisory services segment primarily consists of the operations of Cutwater-ISC, Cutwater Asset Management Corp. (“Cutwater-AMC”), and Cutwater Asset Management UK Limited (“Cutwater–UK”). Cutwater-ISC and Cutwater-AMC provide fee-based asset management services to non-affiliated institutional clients and to MBIA Inc. and its subsidiaries, as well as portfolio accounting and reporting services. Cutwater-ISC and Cutwater-AMC are Securities and Exchange Commission (“SEC”)-registered investment advisers. Cutwater-AMC is also a Financial Industry Regulatory Authority member firm. Cutwater-UK provides fee-based asset management services to the Company’s foreign insurance affiliates and EAAL, and to third-party institutional clients and investment structures. Cutwater-UK is registered with the Financial Services Authority in the U.K.

The Company’s wind-down operations consists of the asset/liability products and conduit segments.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Business Segments (continued)

The following tables summarize the Company’s operations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010
In millions	U.S. Public Finance Insurance (National)	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$142	$90	$7	$1	$25	$-		$265
Realized gains and other settlements on insured derivatives	-	552	-	-	-	-		552
Unrealized gains (losses) on insured derivatives	-	(1,044)	-	-	-	-		(1,044)
Net gains (losses) on financial instruments at fair value and foreign exchange	45	145	1	(62)	(118)	-		11
Net investment losses related to other-than-temporary impairments	-	0	-	-	0	-		-
Net gains on extinguishment of debt	-	-	-	0	10	-		10
Other net realized gains (losses)	1	(1)	-	-	-	-		-
Revenues of consolidated VIEs	-	(19)	-	-	34	-		15
Inter-segment revenues(2)	18	20	10	24	(5)	(67)		-

Total revenues	206	(257)	18	(37)	(54)	(67)		(191)
Loss and LAE incurred	6	(26)	-	-	-	-		(20)
Operating expenses	12	30	17	23	1	-		83
Interest expense	-	34	-	16	31	-		81
Expenses of consolidated VIEs	-	16	-	-	5	-		21
Inter-segment expense(2)	21	31	2	4	13	(71)		-

Total expenses	39	85	19	43	50	(71)		165

Income (loss) before taxes	$167	$(342)	$(1)	$(80)	$(104)	$4		$(356)

Identifiable assets	$8,616	$24,321	$51	$1,308	$7,008	$(8,032)	(3)	$33,272

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Business Segments (continued)

	Three Months Ended September 30, 2009
In millions	U.S. Public Finance Insurance (National)	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$166	$113	$8	$1	$44	$-		$332
Realized gains and other settlements on insured derivatives	0	(31)	-	-	-	-		(31)
Unrealized gains (losses) on insured derivatives	0	(810)	-	-	-	-		(810)
Net gains (losses) on financial instruments at fair value and foreign exchange	(0)	31	0	(43)	(105)	-		(117)
Net investment losses related to other-than-temporary impairments	-	-	-	-	(32)	-		(32)
Net gains on extinguishment of debt	-	13	-	1	104	(0)		118
Other net realized gains (losses)	-	(19)	-	-	5	-		(14)
Revenues of consolidated VIEs	-	(64)	-	-	(3)	-		(67)
Inter-segment revenues(2)	39	52	5	5	-	(101)		-

Total revenues	205	(715)	13	(36)	13	(101)		(621)
Loss and LAE incurred	29	210	-	-	-	-		239
Operating expenses	7	65	12	5	8	-		97
Interest expense	-	35	-	16	37	-		88
Expenses of consolidated VIEs	-	20	-	-	1	-		21
Inter-segment expense(2)	37	33	-	-	29	(99)		-

Total expenses	73	363	12	21	75	(99)		445

Income (loss) before taxes	$132	$(1,078)	$1	$(57)	$(62)	$(2)		$(1,066)

Identifiable assets	$8,293	$17,939	$122	$1,296	$8,645	$(8,442)	(3)	$27,853

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Business Segments (continued)

	Nine Months Ended September 30, 2010
In millions	U.S. Public Finance Insurance (National)	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$459	$370	$21	$3	$87	$-		$940
Realized gains and other settlements on insured derivatives	0	454	-	-	-	-		454
Unrealized gains (losses) on insured derivatives	0	(1,717)	-	-	-	-		(1,717)
Net gains (losses) on financial instruments at fair value and foreign exchange	49	131	2	(80)	(138)	-		(36)
Net investment losses related to other-than-temporary impairments	-	(4)	-	-	(39)	-		(43)
Net gains on extinguishment of debt	-	-	-	0	28	-		28
Other net realized gains (losses)	0	18	0	0	0	-		18
Revenues of consolidated VIEs	-	310	-	-	76	-		386
Inter-segment revenues(2)	70	71	29	74	(15)	(229)		-

Total revenues	578	(367)	52	(3)	(1)	(229)		30
Loss and LAE incurred	42	80	-	-	-	-		122
Operating expenses	31	102	45	69	4	-		251
Interest expense	-	102	-	49	95	-		246
Expenses of consolidated VIEs	-	46	-	-	12	-		58
Inter-segment expense(2)	78	105	5	10	47	(245)		-

Total expenses	151	435	50	128	158	(245)		677

Income (loss) before taxes	$427	$(802)	$2	$(131)	$(159)	$16		$(647)

Identifiable assets	$8,616	$24,321	$51	$1,308	$7,008	$(8,032)	(3)	$33,272

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Business Segments (continued)

	Nine Months Ended September 30, 2009
In millions	U.S. Public Finance Insurance (National)	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$460	$449	$25	$2	$152	$-		$1,088
Realized gains and other settlements on insured derivatives	0	33	-	-	-	-		33
Unrealized gains (losses) on insured derivatives	0	1,223	-	-	-	-		1,223
Net gains (losses) on financial instruments at fair value and foreign exchange	7	61	(1)	(51)	111	-		127
Net investment losses related to other-than-temporary impairments	-	-	-	-	(335)	-		(335)
Net gains on extinguishment of debt	-	14	-	3	202	5		224
Other net realized gains (losses)	-	(28)	-	0	5	-		(23)
Revenues of consolidated VIEs	-	(58)	-	-	22	-		(36)
Inter-segment revenues(2)	119	152	14	15	2	(302)		-

Total revenues	586	1,846	38	(31)	159	(297)		2,301
Loss and LAE incurred	92	111	-	-	-	-		203
Operating expenses	25	216	32	21	22	-		316
Interest expense	-	102	-	52	134	-		288
Expenses of consolidated VIEs	-	61	-	-	11	-		72
Inter-segment expense(2)	104	103	1	-	93	(301)		-

Total expenses	221	593	33	73	260	(301)		879

Income (loss) before taxes	$365	$1,253	$5	$(104)	$(101)	$4		$1,422

Identifiable assets	$8,293	$17,939	$122	$1,296	$8,645	$(8,442)	(3)	$27,853

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Business Segments (continued)

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Total premiums earned:
United States	$133	$169	$416	$504
United Kingdom	5	7	26	25
Europe (excluding United Kingdom)	4	6	17	22
Internationally diversified	11	10	29	74
Central and South America	10	9	30	29
Asia	4	5	11	13
Other	2	4	8	13

Total	$169	$210	$537	$680

The following tables summarize the segments within the wind-down operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$24	$1	$-	$25
Net gains (losses) on financial instruments at fair value and foreign exchange	(118)	-	-	(118)
Net investment losses related to other-than-temporary impairments	0	-	-	0
Net gains on extinguishment of debt	10	-	-	10
Other net realized gains (losses)	0	-	-	0
Revenues of consolidated VIEs	15	19	-	34
Inter-segment revenues(2)	(4)	(1)	0	(5)

Total revenues	(73)	19	0	(54)
Operating expenses	0	1	-	1
Interest expense	31	-	-	31
Expenses of consolidated VIEs	-	5	-	5
Inter-segment expense(2)	14	(1)	-	13

Total expenses	45	5	-	50

Income (loss) before taxes	$(118)	$14	$0	$(104)

Identifiable assets	$5,539	$1,683	$(214)	$7,008

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Business Segments (continued)

	Three Months Ended September 30, 2009
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$44	$0	$-	$44
Net gains (losses) on financial instruments at fair value and foreign exchange	(105)	-	-	(105)
Net investment losses related to other-than-temporary impairments	(32)	-	-	(32)
Net gains on extinguishment of debt	104	-	-	104
Other net realized gains (losses)	5	-	-	5
Revenues of consolidated VIEs	(11)	8	-	(3)
Inter-segment revenues(2)	1	-	(1)	-

Total revenues	6	8	(1)	13
Operating expenses	7	1	-	8
Interest expense	37	-	-	37
Expenses of consolidated VIEs	-	1	-	1
Inter-segment expense(2)	29	1	(1)	29

Total expenses	73	3	(1)	75

Income (loss) before taxes	$(67)	$5	$-	$(62)

Identifiable assets	$6,456	$2,089	$100	$8,645

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Business Segments (continued)

	Nine Months Ended September 30, 2010
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$84	$3	$-	$87
Net gains (losses) on financial instruments at fair value and foreign exchange	(138)	-	-	(138)
Net investment losses related to other-than-temporary impairments	(39)	-	-	(39)
Net gains on extinguishment of debt	28	-	-	28
Other net realized gains (losses)	0	-	-	0
Revenues of consolidated VIEs	36	40	-	76
Inter-segment revenues(2)	(11)	(3)	(1)	(15)

Total revenues	(40)	40	(1)	(1)
Operating expenses	3	1	-	4
Interest expense	95	-	-	95
Expenses of consolidated VIEs	-	12	-	12
Inter-segment expense(2)	46	2	(1)	47

Total expenses	144	15	(1)	158

Income (loss) before taxes	$(184)	$25	$-	$(159)

Identifiable assets	$5,539	$1,683	$(214)	$7,008

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Business Segments (continued)

	Nine Months Ended September 30, 2009
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$152	$0	$-	$152
Net gains (losses) on financial instruments at fair value and foreign exchange	111	-	-	111
Net investment losses related to other-than-temporary impairments	(335)	-	-	(335)
Net gains on extinguishment of debt	202	-	-	202
Other net realized gains (losses)	5	-	-	5
Revenues of consolidated VIEs	(11)	33	-	22
Inter-segment revenues(2)	3	-	(1)	2

Total revenues	127	33	(1)	159
Operating expenses	20	2	-	22
Interest expense	134	-	-	134
Expenses of consolidated VIEs	0	11	-	11
Inter-segment expense(2)	91	3	(1)	93

Total expenses	245	16	(1)	260

Income (loss) before taxes	$(118)	$17	$-	$(101)

Identifiable assets	$6,456	$2,089	$100	$8,645

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended September 30, 2010 and 2009, there were 4,246,007 and 7,650,932, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. For the nine months ended September 30, 2010 and 2009, there were 5,369,606 and 7,395,789, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions except share and per share amounts	2010	2009	2010	2009
Net income (loss)	$(213)	$(725)	$(398)	$874
Net income (loss) available to common shareholders	$(213)	$(728)	$(398)	$864
Basic weighted average shares(1)	200,529,483	208,219,324	203,239,935	208,278,589
Effect of common stock equivalents:
Stock options	-	-	-	-

Diluted weighted average shares	200,529,483	208,219,324	203,239,935	208,278,589

Basic EPS:
Net income (loss)	$(1.06)	$(3.50)	$(1.96)	$4.15

Diluted EPS:
Net income (loss)	$(1.06)	$(3.50)	$(1.96)	$4.15

(1) - Includes 5,288,205 and 5,462,831 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the three months ended September 30, 2010 and 2009, respectively. Includes 5,364,012 and 5,196,368 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the nine months ended September 30, 2010 and 2009, respectively.

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

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that plaintiffs’ claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. On November 12, 2008, the United States Court of Appeals for the Second Circuit affirmed the Court’s dismissal on statute of limitations grounds, but remanded the case to allow the plaintiffs to file an amended complaint. The Second Consolidated Amended Class Action Complaint was filed on February 18, 2009. The defendants filed their renewed motion to dismiss on April 17, 2009, and on September 24, 2009, the Court granted that motion and dismissed plaintiffs’ complaint with prejudice. On November 2, 2009, the plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit. On April 27, 2010, plaintiffs filed their opening brief. On June 22 and 24, 2010, individual defendants Juliette Tehrani and David Elliot, respectively, were voluntarily dismissed from the litigation. Argument on plaintiffs’ appeal was heard on November 1, 2010.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14: Commitments and Contingencies (continued)

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re MBIA Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff, the Teachers’ Retirement System of Oklahoma, seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. On April 30, 2010, plaintiffs filed their Second Consolidated Amended Class Action Complaint. The motion to dismiss the Second Consolidated Amended Class Action Complaint filed on behalf of Messrs. Chaplin and Dunton was fully briefed as of October 29, 2010.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14: Commitments and Contingencies (continued)

The claims as they now stand allege participation by all defendants in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and not-for-profit issuers and thus created market demand for bond insurance. Plaintiffs also allege that the individual bond insurers participated in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and each failed adequately to disclose the impact of those transactions on their financial condition. In addition to the statutory antitrust claim, plaintiffs asserts common law theories in breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, negligence, and unjust enrichment. The non-municipal plaintiffs also allege a California unfair competition cause of action. Defendants’ demurrers were filed on September 17, 2010 and plaintiffs’ opposition to demurrers were filed on October 22, 2010. A hearing on the demurrers is scheduled for December 14, 2010.

On July 23, 2008, the City of Los Angeles filed a separate complaint in the Superior Court, County of Los Angeles, naming as defendants the Company and other financial institutions, and alleging fraud and violations of California’s antitrust laws through bid-rigging in the sale of guaranteed investment contracts and what plaintiff calls “municipal derivatives” to municipal bond issuers. The case was removed to federal court and transferred by order dated November 26, 2008, to the Southern District of New York for inclusion in the multidistrict litigation In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950. Complaints making the same allegations against the Company and nearly all of the same co-defendants were then or subsequently filed by the County of San Diego, the City of Stockton, the County of San Mateo, the County of Contra Costa, Los Angeles World Airports, the Redevelopment Agency of the City of Stockton, the Public Financing Authority of the City of Stockton, the County of Tulare, the Sacramento Suburban Water District, Sacramento Municipal Utility District , the City of Riverside, the Redevelopment Agency of the City of Riverside, the Public Financing Authority of the City of Riverside, Redwood City, the East Bay Municipal Utility District, the Redevelopment Agency of the City and County of San Francisco, the City of Richmond, the City of San Jose, the San Jose Redevelopment Agency. These cases have all been added to the multidistrict litigation. Plaintiffs in all of the cases assert federal as well as California state antitrust claims. In February, 2010, the Company moved to dismiss the then-existing complaints and, on April 28, 2010, Judge Victor Marrero denied the motion. The Company’s motion for reconsideration was denied on May 3, 2010. The State of West Virginia, previously a plaintiff in the multidistrict proceeding making federal antitrust claims, amended its complaint to add the Company as a defendant on June 21, 2010. The Company has answered some of the complaints, denying the material allegations, and is preparing to answer the others. On September 21, 2010, a complaint was filed in the U.S. District Court for the Eastern District of New York by the Active Retirement Community (dba Jefferson’s Ferry), a not-for-profit retirement community operator. This case will be coordinated with the other related-cases in the Southern District of New York for inclusion in the multidistrict litigation.

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

On April 5, 2010, Tri-City Healthcare District, a California public healthcare legislative district, filed a complaint in the Superior Court of California, County of San Francisco, against MBIA Inc., MBIA Corp., National, and certain MBIA employees (collectively for this paragraph, “MBIA”), among other parties (various financial institutions and law firms). The complaint purports to state 19 causes of action (12 against MBIA) for fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, economic duress and statutory claims for unfair business practices and violation of the California False Claims Act arising from Tri-City Healthcare District’s investment in auction rate securities. On September 7, 2010, plaintiff filed its Second Amended Complaint. A demurrer was filed on behalf of the Company and related-defendants on October 22. Oppositions to demurrers and related motions are due November 19, 2010. A hearing is scheduled for January 6, 2011.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14: Commitments and Contingencies (continued)

Recovery Litigation

On September 30, 2008, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleged that Countrywide fraudulently induced MBIA to provide financial guarantee insurance on securitizations of home equity lines of credit and closed end second-liens by misrepresenting the true risk profile of the underlying collateral and Countrywide’s adherence to its strict underwriting standards and guidelines. The complaint also alleged that Countrywide breached its representations and warranties and its contractual obligations, including its obligation to cure or repurchase ineligible loans as well as its obligation to service the loans in accordance with industry standards. In an order dated July 8, 2009, the New York State Supreme Court denied Countrywide’s motion to dismiss in part, allowing the fraud cause of action to proceed against all three Countrywide defendants and the contract causes of action to proceed against Countrywide Home Loans, Inc. All parties have filed notices of appeal and defendants filed their answer to the complaint on August 3, 2009. On August 24, 2009, MBIA Corp. filed an amended complaint, adding Bank of America and Countrywide Home Loans Servicing LP as defendants and identifying an additional five securitizations. On April 29, 2010, Judge Eileen Bransten denied defendants’ motion to dismiss Bank of America and allowed MBIA Corp.’s claims for successor and vicarious liability to proceed against Bank of America, as well as upholding MBIA Corp.’s fraud claim. On May 28, 2010, defendants filed their notice of appeal with respect to the denial of the dismissal of MBIA Corp.’s claims for fraud and breach of the implied covenant of good faith and fair dealing. On June 11, 2010, MBIA Corp. filed its cross notice of appeal with respect to the dismissal of its claims of negligent misrepresentation and the limitation of its claim for breach of implied covenant of good faith and fair dealing. Briefing on the appeals was complete as of October 25, 2010, and argument will be heard in the November Term of the New York Supreme Court, Appellate Division, First Department. On September 27, 2010, argument was heard on MBIA Corp.’s motion in limine requesting a ruling that it may offer evidence relating to statistically valid random samples of loans from each of the Countrywide securitizations in support of its contract and contract-related and fraud cases of action purposes of determining liability and damages.

On July 10, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against Bank of America Corporation, Countrywide Financial Corporation, Countrywide Home Loans, Inc., Countrywide Securities Corporation, Angelo Mozilo, David Sambol, Eric Sieracki, Ranjit Kripalani, Jennifer Sandefur, Stanford Kurland, Greenwich Capital Markets, Inc., HSBC Securities (USA) Inc., UBS Securities, LLC, and various Countrywide-affiliated Trusts. The complaint alleges that Countrywide made numerous misrepresentations and omissions of material fact in connection with its sale of certain RMBS, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA as the insurer of the income streams on these securities. On June 21, 2010, MBIA Corp. filed its second amended complaint. Defendants’ demurrers were fully briefed as of September 23, 2010 and argument was heard on October 22, 2010. The court has allowed limited discovery to proceed while otherwise staying the case pending further developments in the New York Countrywide action described in the prior paragraph.

On October 15, 2008, MBIA Corp. commenced an action in the United States District Court for the Southern District of New York against Residential Funding Company, LLC (“RFC”). On December 5, 2008, a notice of voluntary dismissal without prejudice was filed in the Southern District of New York and the complaint was re-filed in the Supreme Court of the State of New York, New York County. The complaint alleges that RFC fraudulently induced MBIA Corp. to provide financial guarantee policies with respect to five RFC closed-end home equity second-lien and HELOC securitizations, and that RFC breached its contractual representations and warranties, as well as its obligation to repurchase ineligible loans, among other claims. On December 23, 2009, Justice Fried denied in part RFC’s motion to dismiss MBIA’s complaint with respect to MBIA’s fraud claims. On March 19, 2010, MBIA Corp. filed its amended complaint. On May 14, 2010, RFC filed a motion to dismiss only the renewed negligent misrepresentation claim. Argument on RFC’s renewed motion to dismiss was heard on October 21, 2010 and a decision is pending.

On April 1, 2010, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against GMAC Mortgage, LLC. The complaint alleges fraud and negligent misrepresentation on the part of GMAC Mortgage, LLC in connection with the procurement of financial guarantee insurance on three RMBS transactions, breach of GMAC Mortgage, LLC’s representations and warranties and its contractual obligation to cure or repurchase ineligible loans and breach of the implied duty of good faith and fair dealing. On June 4, 2010, GMAC Mortgage LLC’s filed its motion to dismiss. Argument on GMAC Mortgage LLC’s motion was heard on September 23, 2010 and a decision is pending.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14: Commitments and Contingencies (continued)

On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc (“Credit Suisse”). The complaint seeks damages for fraud and breach of contractual obligations in connection with the procurement of financial guarantee insurance on the Home Equity Mortgage Trust Series 2007-2 securitization. The complaint alleges, among other claims, that Credit Suisse falsely represented (i) the attributes of the securitized loans; (ii) that the loans complied with the governing underwriting guidelines; and (iii) that Credit Suisse had conducted extensive due diligence on the securitized loans to ensure compliance with the underwriting guidelines. The complaint further alleges that the defendants breached their contractual obligations to cure or repurchase loans found to be in breach of the representations and warranties applicable thereto and denied MBIA the requisite access to all records and documents regarding the securitized loans. On August 9, 2010, the court denied Credit Suisse’s motion to dismiss.

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

On April 30, 2009, MBIA Corp. and LaCrosse commenced an action in the New York State Supreme Court, New York County, against Merrill Lynch, Pierce, Fenner and Smith, Inc. and Merrill Lynch International. The complaint (amended on May 15, 2009) seeks damages in an as yet indeterminate amount believed to be in excess of several hundred million dollars arising from alleged misrepresentations and breaches of contract in connection with eleven CDS contracts pursuant to which MBIA wrote protection in favor of Merrill Lynch and other parties on a total of $5.7 billion in CDOs arranged and marketed by Merrill Lynch. The complaint also seeks rescission of the CDS contracts. On April 9, 2010, Justice Bernard Fried denied in part and granted in part Merrill Lynch’s motion to dismiss. On April 13, 2010, MBIA Corp. filed a notice of appeal with respect to the dismissal of its claims for fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing. Merrill Lynch filed its cross notice of appeal regarding the breach of contract claim that survived the motion to dismiss. On August 9, 2010, MBIA Corp. filed its opening appellate brief. Merrill Lynch filed its brief on October 6, 2010. MBIA Corp.’s reply brief was filed on November 1, 2010. The case is scheduled to be heard during the December term of the New York Supreme Court, Appellate Division, First Department.

On January 21, 2010, MBIA Corp. and LaCrosse commenced an action in New York State Supreme Court, Westchester County, against Royal Bank of Canada and RBC Capital Markets Corporation (“RBC”) relating to three CDS transactions and related insurance policies referencing Logan CDO I, Ltd., Logan CDO II, Ltd. and Logan CDO III, Ltd. (the “Logan CDOs”). The complaint alleges RBC fraudulently or negligently induced MBIA to insure the Logan CDOs, claims for breach of contract and promissory estoppel, and challenges RBC’s failure to issue credit event and related notifications in accordance with contractual obligations for the Logan CDOs. On August 19, 2010, the court denied in part RBC’s motion to dismiss. On October 11, 2010, RBC filed its Notice of Appeal of the decision denying in part its motion to dismiss. On October 8, 2010, Justice Scheinkman recused himself from the case and it has been reassigned to Justice William J. Giacomo.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14: Commitments and Contingencies (continued)

On September 22, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against IndyMac ABS, Inc., Home Equity Mortgage Loan Asset-Backed Trust, Series 2006-H4, Home Equity Mortgage Loans Asset-Backed Trust, Series INDS 2007-I, Home Equity Mortgage Loan Asset-Backed Trust, Series INDS 2007-2, Credit Suisse Securities (USA), L.L.C., UBS Securities, LLC, JPMorgan Chase & Co., Michael Perry, Scott Keys, Jill Jacobson, and Kevin Callan. The Complaint alleges that IndyMac Bank made numerous misrepresentations and omissions of material fact in connection with its sale of certain RMBS, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA Corp. commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA Corp. as the insurer of the income streams on these securities. On October 19, 2009, MBIA Corp. dismissed IndyMac ABS, Inc. from the action without prejudice. On October 23, 2009, defendants removed the case to the United States District Court for the Central District of California. On November 30, 2009, the IndyMac trusts were consensually dismissed from the litigation. On December 23, 2009, federal District Court Judge S. James Otero of the Central District of California granted MBIA Corp.’s motion to remand the case to Los Angeles Superior Court. On March 25, 2010, the case was reassigned to Judge Carl West. On June 4, 2010, defendants filed their Answers and Motion for Judgment on the Pleadings. MBIA Corp.’s opposition was filed on June 23, 2010. On August 3, 2010, the court denied defendants Motion for Judgment on the Pleadings in its entirety.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14: Commitments and Contingencies (continued)

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

On June 15, 2009, the same group of 19 domestic and international financial institutions who filed the above described plenary action in New York State Supreme Court filed a proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled ABN AMRO Bank N.V. et al. v. Eric Dinallo, in his capacity as Superintendent of the New York State Insurance Department, the New York State Insurance Department, MBIA Inc. et al. In its motions to dismiss the three above-referenced plenary actions, the Company argued that an Article 78 proceeding is the exclusive forum in which a plaintiff may raise any challenge to the Transformation approved by the Superintendent of the Department of Insurance. The petition seeks a judgment (a) declaring void and to annul the approval letter of the Superintendent of the Department of Insurance, (b) to recover dividends paid in connection with the Transactions, (c) declaring that the approval letter does not extinguish plaintiffs’ direct claims against MBIA Inc. and its subsidiaries in the plenary action described above. MBIA and the New York State Insurance Department filed their answering papers to the Article 78 Petition on November 24, 2009 and argued that based on the record and facts, approval of Transformation and its constituent transactions was neither arbitrary nor capricious nor in violation of New York Insurance Law. On April 7, 2010, Justice Yates ordered that the Article 78 proceeding continue on a separate, expedited schedule from the other three Transformation-related litigations. A trial date has been set for January 19, 2011.

On October 22, 2010, a similar group of domestic and international financial institutions who filed the above described Article 78 proceeding and related plenary action in New York State Supreme Court filed an additional proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled Barclays Bank PLC et. al. v. James Wrynn, in his capacity as Superintendent of the New York State Insurance Department, the New York State Insurance Department, MBIA Inc. et al. This petition challenges the New York State Insurance Department’s June 22, 2010 approval of National’s restatement of earned surplus.

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

Note 15: Subsequent Events

Refer to “Note 14, Commitments and Contingencies” for information about legal proceedings that commenced after September 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This quarterly report of MBIA Inc. (“MBIA”, the “Company”, “we”, “us” or “our”) includes statements that are not historical or current facts and are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “intend,” “will likely result,” “looking forward” or “will continue,” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. MBIA cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. We undertake no obligation to publicly correct or update any forward-looking statement if the Company later becomes aware that such result is not likely to be achieved.

The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•	the possibility that the Company will not realize insurance loss recoveries expected in disputes with sellers/servicers of residential mortgage-backed securities (“RMBS”) transactions;

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW

MBIA operates the largest financial guarantee insurance business in the industry and is a provider of asset management advisory services. These activities are principally managed through three business segments: U.S. public finance insurance, structured finance and international insurance, and advisory services. Our U.S. public finance insurance business is operated through National Public Finance Guarantee Corporation (“National”), our structured finance and international insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and our advisory services business is primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). We also manage certain business activities through our corporate, asset/liability products, and conduit segments. Our corporate segment includes revenues and expenses that arise from general corporate activities. Funding programs managed through our asset/liability products and conduit segments are in wind-down.

Economic and Financial Market Trends and MBIA’s Business Outlook

We believe the third quarter of 2010 continued to suggest restrained economic recovery and sluggish growth within the employment, housing and financial sectors. MBIA’s business outlook should be viewed against this backdrop since these are some of the key economic conditions which, together with the ineligibility of loans supporting our insured RMBS transactions, significantly impact our financial results. Since the fourth quarter of 2007, losses in our structured finance insurance business, particularly in the RMBS sector, have placed considerable stress on our financial results and our capacity to generate new business. These losses were primarily driven by high levels of mortgage loans that did not meet eligibility criteria and improperly serviced loans included in MBIA Corp.-insured RMBS transactions.

We continued to review mortgage loans in our insured transactions during the third quarter to identify further ineligible loans which the sellers/servicers have a contractual obligation to cure, repurchase or replace, and we have recorded recoveries in connection with these contractual “put-back” rights based on our assessment of a distribution of possible outcomes (factoring in all known uncertainties). The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented based on additional forensic reviews of mortgage files, developments in pending litigation proceedings in which we are seeking to enforce these put-back rights and other factors that could influence the amount and likelihood of the recoveries. A more detailed discussion of potential recoveries is presented within “Note 10: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements.

We recorded additional impairments related to CMBS exposure in the third quarter of 2010. Although we have observed very few loan liquidations or property sales within the underlying MBIA Corp.-insured CMBS transactions and although we believe that the probability of substantial losses from these exposures is small, observed underlying loan delinquencies have increased modestly and certain debt coverage ratios have deteriorated in this sector. In addition, since foreclosures and liquidations have only recently begun to take place during this economic cycle, particularly for larger loans and assets, ultimate loss rates are highly uncertain. However, we have seen a definite deceleration in the pace of increases in the delinquency rate over the past several months. Moreover, we have seen numerous loan modifications and extensions where special servicers for these securities, responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process, fill their roles to maximize proceeds for all bondholders by avoiding or minimizing loan level losses.

Our financial results have been extremely volatile since the fourth quarter of 2007 as a result of unrealized gains and losses on our insured credit derivatives, which we do not believe reflect the underlying economics of our business. We, therefore, fully expect that both economic performance and reported financial results may remain volatile and uncertain for the remainder of 2010.

Our ability to overcome these economic stresses will depend, in part, on the strength of our balance sheet. Our business model has been significantly impacted by adverse credit rating actions by Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). Additionally, the pending litigation challenging the establishment of National has constrained our ability to generate new insurance business. We do not expect to write significant new financial guarantee business prior to an upgrade of our insurance financial strength ratings. We expect that once the pending litigation is resolved, we will be able to obtain the highest possible credit ratings and the market acceptance necessary to meet our objectives. Our ability to achieve these ratings is subject to rating agency criteria in effect at that time, including qualitative and quantitative factors, and the timing of any such upgrade is uncertain. There is no assurance that we will prevail in the pending litigation or be able to achieve such ratings. Failure by the Company to favorably resolve this litigation could have a material adverse effect on its business, results of operations or financial condition.

Refer to “Note 14: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a detailed discussion on the lawsuits filed against the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Financial Highlights

For the three months ended September 30, 2010, we recorded a consolidated net loss of $213 million or $1.06 per share compared with a consolidated net loss of $728 million or $3.50 per share for the same period of 2009, after adjusting for preferred stock dividends of MBIA Insurance Corporation.

For the nine months ended September 30, 2010, we recorded a consolidated net loss of $398 million or $1.96 per share compared with consolidated net income of $864 million or $4.15 per share for the same period of 2009, after adjusting for preferred stock dividends of MBIA Insurance Corporation.

Our business segments continued to maintain adequate liquidity to meet their payment obligations. In regard to our insurance segments, National and MBIA Corp. had $546 million and $1.7 billion, respectively, of cash and short-term investments as of September 30, 2010. Our corporate segment and our wind-down operations had $355 million and $956 million, respectively, of cash and short-term investments as of September 30, 2010.

Our consolidated book value (total shareholders’ equity) was $2.5 billion as of September 30, 2010, decreasing from $2.6 billion as of December 31, 2009. Our consolidated book value per share as of September 30, 2010 was $12.56 decreasing from $12.66 as of December 31, 2009.

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

As of September 30, 2010, ABV per share was $36.11, down 1% from $36.35 as of December 31, 2009. The decrease in ABV was primarily driven by an increase in impairments on credit default swaps (“CDS”). The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In thousands, except per share data	September 30, 2010	December 31, 2009
Total shareholders’ equity of MBIA, Inc.	$2,510,168	$2,590,098
Basic common shares outstanding	199,852	204,668
Book value per share	$12.56	$12.66
Additions to book value per share (after-tax):
Net unearned premium revenue(1)(2)	14.19	14.59
Deferred acquisition costs	(1.40)	(1.49)
Present value of insured derivative installment revenue(3)	1.99	1.92
Wind-down operations future spread adjustment(3)	0.83	(0.61)
Loss provision(4)	(1.94)	(1.98)
Cumulative impairments on insured credit derivatives(3)	(10.52)	(5.89)
Subtractions from book value per share (after-tax):
Impact of consolidating certain VIEs(5)	0.66	-
Cumulative unrealized loss on insured credit derivatives	18.04	12.09
Net unrealized losses included in other comprehensive income	1.70	5.06

Total adjustments per share	23.55	23.69

Adjusted book value per share	$36.11	$36.35

(1) - Consists of financial guarantee premiums and fees.

(2) - The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

(3) - The discount rate on insured derivative installment revenue and impairments and the wind-down operations future spread adjustment was 5.0%.

(4) - Calculated by applying 12% to net unearned premium revenue on an after-tax basis.

(5) - Represents the impact on consolidated total equity of VIEs that are not considered a business enterprise of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Our “Net unearned premium revenue” adjustment to book value per share consists of unearned premium revenue net of prepaid reinsurance premiums recorded on our consolidated balance sheet as required by accounting principles for financial guarantee insurance contracts. Unearned premium revenue includes amounts not yet collected and, therefore, recorded in premiums receivable on our consolidated balance sheet. This adjustment also includes the unamortized portion of installment premiums collected on insured derivative contracts and the unamortized portion of insurance-related deferred fee revenue. Our “Present value of insured derivative installment revenue” adjustment to book value per share consists of the present value of premiums not yet collected from insured derivative contracts, which are not recorded on our balance sheet in accordance with accounting principles for financial guarantee insurance contracts but which are contractually due to the Company. Our “Loss provision” adjustment to book value represents a formulaic estimate of potential future losses based on our practice prior to 2009 of recording a general loss reserve for unidentified claims based on 12% of net earned premium. While current U.S. GAAP no longer permits such a reserve, we maintained this concept in the calculation of ABV to account for a potential level of unknown loss development in future periods. The 12% loss factor does not reflect actual loss experience during 2009 and 2010.

A detailed discussion of our financial results is presented within the “Results of Operations” section included herein. Refer to the “Capital Resources—Insurance Statutory Capital” section included herein for a discussion of National’s and MBIA Corp.’s capital position under statutory accounting principles.

Recent Developments

During the third quarter of 2010, Capital Markets Assurance Corporation (“CMAC”) was merged into MBIA Insurance Corporation. CMAC was a financial guarantee insurer and wholly-owned subsidiary of MBIA Insurance Corporation that was acquired in February 1998 and consolidated within MBIA Corp.’s financial statements. CMAC did not write any new insurance business following the 1998 acquisition and CMAC’s net insured exposure was 100% reinsured by MBIA Insurance Corporation. The merger enabled MBIA Corp. to improve its overall operational efficiency by discontinuing the operation of CMAC as a separately licensed insurer while continuing to support CMAC’s policies with the same aggregate reserves previously available to support them.

During the third quarter of 2010, MBIA Insurance Corporation and MBIA UK Insurance Limited (“MBIA UK”) commuted all of their reinsurance with Channel Reinsurance Ltd. (“Channel Re”) and MBIA Insurance Corporation liquidated Channel Re and its parent company, ChannelRe Holdings Ltd. (“Holdings”), which MBIA Insurance Corporation acquired on July 19, 2010, as reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. In connection with the commutation MBIA Insurance Corporation, National and MBIA UK reassumed exposure of $21.6 billion, $7.8 billion and $2.1 billion, respectively, of insured exposure. The transaction, including the commutations and liquidation, resulted in an increase in MBIA Corp.’s statutory capital of $132 million, and its liquidity position of $595 million.

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with GAAP, which requires the use of estimates and assumptions. The following accounting estimates are viewed by management to be critical because they require significant judgment on the part of management. Management has discussed and reviewed the development, selection, and disclosure of the critical accounting estimates with the Company’s Audit Committee. Financial results could be materially different if other methodologies were used or if management modified its assumptions. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 for critical accounting estimates not included below.

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our major operating insurance companies (National, MBIA Insurance Corporation and MBIA UK) and reviewed by our executive Loss Reserve Committee, which consists of members of senior management. Loss and LAE reserves include case basis reserves and accruals for LAE incurred with respect to non-derivative financial guarantees. Case basis reserves represent our estimate of expected losses to be paid under an insurance contract, net of potential recoveries on insured obligations that have defaulted or are expected to default. These reserves require the use of judgment and estimates with respect to the occurrence, timing and amount of paid losses and recoveries on insured obligations. Given that the reserves are based on such estimates and assumptions, there can be no assurance that the actual ultimate losses will not exceed such estimates resulting in the Company recognizing additional loss and LAE in earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING ESTIMATES (continued)

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

As of September 30, 2010 and over the last several years, the majority of our case basis reserves and insurance loss recoveries related to insured RMBS transactions. Refer to “Note 10: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a comprehensive discussion of our RMBS loss reserves and recoveries, including critical accounting estimates used in the determination of these amounts.

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

CRITICAL ACCOUNTING ESTIMATES (continued)

Assets with fair values derived from broker quotes or pricing services can be classified within Level 1, 2 or 3 of the fair value hierarchy, depending on the observability of inputs. Typically we receive one broker quote or pricing service value for each instrument, which represents a non-binding indication of value. We review the assumptions, inputs and methodologies used by pricing services to: (i) obtain reasonable assurance that the prices used in our valuations reflect fair value and (ii) as a basis for classification within the three levels of the fair value hierarchy. For example, broker quoted prices are classified as Level 3 if we consider the inputs used not to be market-based and observable. Pricing service data is received monthly and quarterly, and we use a variety of methods to analyze the reasonableness of these third-party valuations, including comparisons to similar quality and maturity assets, internal modeling of implied credit spreads by sector and quality, comparison to published spread estimates, and assessment relative to comparable dealer offerings or any actual transactions from a recent time period. When we believe a third-party quotation differs significantly from our internal value, whether higher or lower, we review our data or assumptions with the provider. The price provider may subsequently provide an updated price. We do not make any internal adjustments to prices provided by a broker or pricing service.

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

2. Financial Liabilities

The Company’s financial instruments categorized as liabilities primarily consist of derivatives within our insurance and wind-down operations, investment agreements and medium-term notes (“MTNs”) within our wind-down operations, and debt issued for general corporate purposes. Investment agreements, MTNs, and corporate debt are typically recorded at face value adjusted for premiums or discounts. The fair values of these financial instruments are generally not reported within the Company’s financial statements but are disclosed in the accompanying notes. However, financial liabilities which qualify as part of fair value hedging arrangements under the provisions of derivative and hedging are reported in the Company’s consolidated balance sheet at a value that reflects changes in the risks being hedged, which offsets changes in the value of the hedging instrument. MBIA uses cash flow modeling techniques to estimate the value of its liabilities that qualify as hedged obligations, incorporating current market data. Financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures within the Company’s Notes to Consolidated Financial Statements are valued based on either estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flows or quoted market values for similar transactions. Refer to the following “3. Derivatives” section for information about these financial liabilities.

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

The majority of MBIA’s derivatives are insured credit derivatives that reference structured pools of cash securities and CDSs. We generally insured the most senior liabilities of such transactions, and at transaction closing our exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies at inception (referred to as “Super Triple-A” exposure). The collateral backing our insured derivatives was cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, commercial real estate (“CRE”) loan, and CDO securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING ESTIMATES (continued)

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

We may from time to time make changes in our valuation techniques if the change results in a measurement that we believe is equally or more representative of fair value under current circumstances.

Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for a comprehensive discussion of our valuation process for insured derivatives, including critical accounting estimates.

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

The following tables present the fair values of assets and liabilities recorded on our consolidated balance sheet that are classified as Level 3 within the fair value hierarchy as of September 30, 2010 and December 31, 2009, along with a brief description of the valuation technique for each type of asset and liability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING ESTIMATES (continued)

In millions	September 30, 2010	Valuation Technique
Investments:
Foreign governments	$19	Quoted prices for which the inputs are unobservable
Corporate obligations	144	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Mortgage-backed securities:
Residential mortgage-backed agency	41	Quoted prices for which the inputs are unobservable
Residential mortgage-backed non-agency	79	Quoted prices for which the inputs are unobservable
Commercial mortgage-backed	14	Quoted prices for which the inputs are unobservable
Asset-backed securities:
Collateralized debt obligations	201	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Other asset-backed	387	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
State and municipal bonds:
Tax-exempt bonds	36	Quoted prices for which the inputs are unobservable
Perpetual preferred securities	85	Quoted prices for which the inputs are unobservable
Derivative assets:
Interest rate derivatives	7	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Currency derivatives	16	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Assets of consolidated variable interest entities:
Corporate obligations	149	Quoted prices for which the inputs are unobservable
Mortgage-backed securities:
Residential mortgage-backed non-agency	78	Quoted prices for which the inputs are unobservable
Commercial mortgage-backed	257	Quoted prices for which the inputs are unobservable
Asset-backed securities:
Collateralized debt obligations	345	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Other asset-backed	120	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Loans receivable	1,943	Quoted prices for which the inputs are unobservable
Loan repurchase commitments	794	Quoted prices for which the inputs are unobservable
Derivative assets:
Credit derivatives	431	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 assets at fair value	$5,146

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING ESTIMATES (continued)

Medium-term notes	$110	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative liabilities:
Credit derivatives	5,460	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Liabilities of consolidated variable interest entities:
VIE notes	4,782	Quoted prices for which the inputs are unobservable
Credit derivatives	973	Quoted prices for which the inputs are unobservable

Total Level 3 liabilities at fair value	$11,325

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING ESTIMATES (continued)

In millions	December 31, 2009	Valuation Technique
Investments:
U.S. Treasury and government agency	$6	Quoted prices for which the inputs are unobservable
Foreign governments	12	Quoted prices for which the inputs are unobservable
Corporate obligations	281	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Mortgage-backed securities:
Residential mortgage-backed agency	48	Quoted prices for which the inputs are unobservable
Residential mortgage-backed non-agency	64	Quoted prices for which the inputs are unobservable
Commercial mortgage-backed	27	Quoted prices for which the inputs are unobservable
Asset-backed securities:
Collateralized debt obligations	245	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Other asset-backed	394	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
State and municipal bonds:
Tax-exempt bonds	50	Quoted prices for which the inputs are unobservable
Perpetual preferred securities	77	Quoted prices for which the inputs are unobservable
Other investments	19	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative assets	771	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Assets of consolidated variable interest entities:
Mortgage-backed securities:
Residential mortgage-backed non-agency	166	Quoted prices for which the inputs are unobservable
Commercial mortgage-backed	3	Quoted prices for which the inputs are unobservable
Asset-backed securities:
Collateralized debt obligations	43	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Other asset-backed	193	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 assets at fair value	$2,399

Medium-term notes	$110	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative liabilities	4,561	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 liabilities at fair value	$4,671

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING ESTIMATES (continued)

Level 3 assets were $5.1 billion and $2.4 billion as of September 30, 2010 and December 31, 2009, respectively, and represented approximately 24% and 17%, respectively, of total assets measured at fair value on a recurring basis. Level 3 liabilities were $11.3 billion and $4.7 billion as of September 30, 2010 and December 31, 2009, respectively, and represented approximately 79% and 99%, respectively, of total liabilities measured at fair value on a recurring basis.

Transfers into and out of Level 3 were $323 million and $126 million, respectively, for the three months ended September 30, 2010. Transfers into and out of Level 3 were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. CDOs, RMBS and corporate obligations comprised the majority of the transferred instruments. For the three months ended September 30, 2010, the net unrealized losses related to the transfers into Level 3 was $15 million and the net unrealized gains related to the transfers out of Level 3 was $713 thousand.

Transfers into and out of Level 3 were $720 million and $511 million, respectively, for the nine months ended September 30, 2010. Transfers into and out of Level 3 were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. RMBS non agency, CDO, corporate obligations and RMBS agency comprised the majority of the transferred instruments. For the nine months ended September 30, 2010, the net unrealized losses related to the transfers into Level 3 was $13 million and the net unrealized gains related to the transfers out of Level 3 was $45 million.

Transfers into and out of Level 3 were $2 million and $292 million, respectively, for the three months ended September 30, 2009. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. CDOs, other asset-backed securities, and corporate obligations comprised the majority of the transferred instruments. For the three months ended September 30, 2009, the net unrealized gains related to the transfers into Level 3 was $0 million and the net unrealized gains related to the transfers out of Level 3 as of September 30, 2009 was $37 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion on accounting guidance recently adopted by the Company, as well as recent accounting developments relating to guidance not yet adopted by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except for per share amounts	2010	2009	2010	2009
Total revenues (losses)	$(191)	$(620)	$30	$2,301
Total expenses	165	446	677	879

Pre-tax income (loss)	$(356)	$(1,066)	$(647)	$1,422
Provision (benefit) for income taxes	(143)	(341)	(249)	548

Net income (loss)	$(213)	$(725)	$(398)	$874

Net income (loss) available to common shareholders	$(213)	$(728)	$(398)	$864

Net income (loss) per share	$(1.06)	$(3.50)	$(1.96)	$4.15

For the three months ended September 30, 2010, we recorded a consolidated net loss of $213 million or $1.06 per share compared with a consolidated net loss of $728 million or $3.50 per share, for the same period of 2009, after adjusting for preferred stock dividends of MBIA Insurance Corporation. Weighted average shares outstanding totaled 201 million for the three months ended September 30, 2010, down 4% from the same period of 2009 primarily as a result of repurchases of common stock by the Company.

Consolidated revenues for the three months ended September 30, 2010 were a loss of $191 million compared with a loss of $620 million for the same period of 2009. The improvement in our consolidated revenues principally reflects a reduction in net losses related to changes in the fair value of insured derivatives. Net losses on insured derivatives in the third quarter of 2010 were $492 million compared with net losses of $840 million in the third quarter of 2009. Consolidated expenses for the three months ended September 30, 2010 were $165 million compared with $446 million for the same period of 2009. The decrease in our consolidated expenses principally reflects a reduction in loss and LAE incurred on our financial guarantee RMBS exposure. Net loss and LAE incurred in the third quarter of 2010 was a recovery of $20 million compared with a loss of $239 million in the third quarter of 2009.

Included in our consolidated net loss for the three months ended September 30, 2010 was $5 million of loss before income taxes related to consolidated VIEs compared with a net loss of $88 million for the same period of 2009. For the three months ended September 30, 2010, revenues and expenses of consolidated VIEs, after the elimination of intercompany revenues and expenses, were $15 million and $20 million, respectively. For the three months ended September 30, 2009, revenues and expenses of consolidated VIEs, after the elimination of intercompany revenues and expenses, were a loss of $66 million and $22 million, respectively.

For the nine months ended September 30, 2010, we recorded a consolidated net loss of $398 million or $1.96 per share compared with consolidated net income of $864 million or $4.15 per share, for the same period of 2009, after adjusting for preferred stock dividends of MBIA Insurance Corporation. Weighted average shares outstanding totaled 203 million for the nine months ended September 30, 2010, down 2% from the same period of 2009 primarily as a result of repurchases of common stock by the Company.

Consolidated revenues for the nine months ended September 30, 2010 were $30 million compared with $2.3 billion for the same period of 2009. The decrease in our consolidated revenues was principally due to a $1.3 billion net loss on insured derivatives in 2010 compared with a $1.3 billion net gain in 2009. The net loss and net gain in 2010 and 2009, respectively, principally resulted from changes in the market perception of MBIA Corp.’s credit risk. Consolidated expenses for the nine months ended September 30, 2010 were $677 million compared with $879 million for the same period of 2009. The decrease in our consolidated expenses principally reflects a reduction in loss and LAE incurred on our financial guarantee RMBS exposure, a decrease in interest expense resulting from a reduction in outstanding debt within our asset/liability products program and our election to fair value debt of consolidated VIEs within our structured finance and international insurance segment, and overall lower operating expenses.

Included in our consolidated net loss for the nine months ended September 30, 2010 was $329 million of income before income taxes related to consolidated VIEs compared with a loss of $108 million for the same period of 2009. For the nine months ended September 30, 2010, revenues and expenses of consolidated VIEs, after the elimination of intercompany revenues and expenses, were $386 million and $57 million, respectively. For the nine months ended September 30, 2009, revenues and expenses of consolidated VIEs, after the elimination of intercompany revenues and expenses, were a loss of $35 million and $73 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Our consolidated book value (total shareholders’ equity) was $2.5 billion as of September 30, 2010, decreasing from $2.6 billion as of December 31, 2009. Our consolidated book value per share as of September 30, 2010 was $12.56, decreasing from $12.66 as of December 31, 2009. As of September 30, 2010, ABV per share was $36.11, down 1% from $36.35 as of December 31, 2009. The decrease in ABV was primarily driven by an increase in impairments on CDS.

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
The following tables present our U.S. public finance insurance segment results for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net premiums earned	$100	$143	-30%
Net investment income	59	61	-4%
Fees and reimbursements	2	1	128%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	0	0	n/m
Unrealized gains (losses) on insured derivatives	0	0	n/m

Net change in fair value of insured derivatives	0	0	n/m

Net gains (losses) on financial instruments at fair value and foreign exchange	45	(0)	n/m

Total revenues	206	205	1%

Losses and loss adjustment	6	29	-81%
Amortization of deferred acquisition costs	16	33	-51%
Operating	17	11	54%

Total expenses	39	73	-47%

Pre-tax income (loss)	$167	$132	27%

n/m - Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	Nine Months Ended September 30,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net premiums earned	$334	$426	-22%
Net investment income	176	152	16%
Fees and reimbursements	20	2	n/m
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	0	0	n/m
Unrealized gains (losses) on insured derivatives	0	(0)	n/m

Net change in fair value of insured derivatives	0	0	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	49	7	n/m
Other net realized gains (losses)	(0)	-	n/m

Total revenues	579	587	-1%

Losses and loss adjustment	42	92	-54%
Amortization of deferred acquisition costs	63	90	-30%
Operating	47	39	19%

Total expenses	152	221	-31%

Pre-tax income (loss)	$427	$366	17%

n/m - Percentage change not meaningful.

For the three and nine months ended September 30, 2010 and 2009, we did not write a meaningful amount of U.S. public finance insurance. The lack of insurance writings in the U.S. public finance segment reflects the insurance financial strength credit ratings assigned to National, and the impact of litigation over the formation of National in 2009. We do not expect to write a material amount of new business prior to an upgrade of our insurance financial strength ratings and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation. We believe that we will resume writing business in the U.S. public finance market before actively re-engaging in the structured finance and international markets.

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

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of September 30, 2010 and 2009. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

In millions	September 30, 2010		September 30, 2009
	Gross Par Outstanding		Gross Par Outstanding
Rating	Amount	%	Amount	%
AAA	$27,797	5.8%	$19,664	3.8%
AA	222,595	46.3%	240,445	46.1%
A	182,423	38.0%	210,161	40.4%
BBB	44,921	9.3%	47,952	9.2%
Below investment grade	3,008	0.6%	2,531	0.5%

Total	$480,744	100.0%	$520,753	100.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of September 30, 2010, total U.S. public finance gross par outstanding rated A or above, before giving effect to MBIA’s guarantee, remained flat at 90% compared with September 30, 2009. As of September 30, 2010 and 2009, gross par outstanding rated below investment grade was less than 1%.

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. U.S. public finance net premiums earned for the three and nine months ended September 30, 2010, decreased due to a decline in scheduled premiums of $14 million and $58 million, respectively, and a decrease in premiums from refunding activity of $28 million and $34 million, respectively. Scheduled premiums earned continued to decline due to the maturity of insured issues within our U.S. public finance portfolio and no material new insurance writings. Additionally, high refunding activity over the past year has accelerated premium earnings in prior periods, which would have been earned in the current period. During 2010, premiums from refunded issues declined as a result of lower premium rates on these transactions compared with issues refunded during 2009.

INVESTMENT INCOME For the three months ended September 30, 2010, our U.S. public finance insurance investment portfolio generated $59 million of net investment income compared with $61 million for the same period of 2009. For the nine months ended September 30, 2010, our U.S. public finance insurance investment portfolio generated $176 million of net investment income compared with $152 million for the same period of 2009. The decrease in investment income for the third quarter of 2010 reflects a decline in investment yields as a result of investing the proceeds of maturing securities in lower yielding securities and a lower interest rate on the asset swap between National and our asset/liability products segment, described below. The increase in investment income for the first nine months of 2010 reflects the timing of our insurance business transformation in mid February 2009 compared with a full period of activity in 2010, as well as an increase in invested assets.

National maintains simultaneous repurchase and reverse repurchase agreements with our asset/liability products segment, which provides yield enhancement to our U.S. public finance insurance investment portfolio as a result of increased net interest earnings from these collective agreements. The average interest rates on the asset swap were 0.2773% and 1.700% for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the notional amount utilized under these agreements was $1.8 billion.

Investment asset balances at amortized cost as of September 30, 2010 and December 31, 2009 are presented in the following table:

	September 30, 2010		December 31, 2009
In millions	Investments at Amortized Cost	Pre-tax yield(1)	Investments at Amortized Cost	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$2,606	4.38%	$2,624	4.40%
Taxable	2,365	4.10%	2,348	4.96%
Short-term	498	2.21%	285	2.89%

Total fixed-income	$5,469	4.06%	$5,257	4.57%
Other	2		-

Ending asset balances at amortized cost	$5,471		$5,257

(1) - Estimated yield-to-maturity.

FEES AND REIMBURSEMENTS For the nine months ended September 30, 2010, fees and reimbursements increased to $20 million from $2 million for the same period of 2009. The increase was primarily due to the receipt of an amount in excess of that which was contractually due to National upon the termination of a reinsurance agreement in the first quarter of 2010. This fee compensates National for potential future performance volatility related to reassumed exposures. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly period to period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET GAINS AND LOSSES ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains and losses on financial instruments at fair value and foreign exchange primarily consist of net gains and losses from the sales of investments. Net gains from sales of investments were $45 million and $49 million for the three and nine months ended September 30, 2010, respectively, compared with a net loss of $330 thousand and a net gain of $7 million for the same periods of 2009. During the third quarter of 2010, investments were sold to generate capital gains, which allowed the Company to utilize a portion of its tax capital loss carryforward. The proceeds of these sales were reinvested in similar types of securities, although having lower yields.

LOSSES AND LOSS ADJUSTMENT EXPENSES National’s insured portfolio management group, Portfolio Surveillance Division, is responsible for monitoring our U.S. public finance segment’s insured issues. The level and frequency of monitoring of any insured issue depends on the type, size, rating and performance of the insured issue.

Refer to “Note 2: Significant Accounting Policies” and “Note 10: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its loss reserves.

The following tables present information about our U.S public finance insurance reserves and recoverables as of September 30, 2010 and December 31, 2009, as well as our related loss and LAE provision for the three and nine months ended September 30, 2010 and 2009:

			Percent Change
In millions	September 30, 2010	December 31, 2009	2010 vs. 2009
Gross losses and LAE reserves	$367	$184	99%
Expected recoveries on unpaid losses	135	2	n/m

Loss and LAE reserves	$232	$182	28%

Insurance loss recoverable on paid losses	$70	$32	116%
Insurance loss recoverable ceded (1)	$2	$1	53%
Reinsurance recoverable on paid and unpaid losses	$10	$10	6%
(1) Reported within “Other liabilities” on our consolidated balance sheets. n/m - Percentage change not meaningful.

					Percentage Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months	Nine Months
In millions	2010	2009	2010	2009	2010 vs. 2009	2010 vs. 2009
Loss and LAE related to payments	$19	$41	$250	$144	-54%	73%
Recoveries of actual and expected payments	(14)	(12)	(207)	(49)	19%	n/m

Gross losses and LAE	5	29	43	95	-83%	-55%
Reinsurance	1	(0)	(1)	(3)	n/m	-72%

Losses and LAE	$6	$29	$42	$92	-81%	-54%

n/m - Percentage change not meaningful.

For the three months ended September 30, 2010, losses and LAE incurred of $6 million primarily related to three housing transactions, partially offset by a reversal of estimated losses for a heath care transaction. For the three months ended September 30, 2009, losses and LAE incurred of $29 million primarily related to a student loan transaction.

For the nine months ended September 30, 2010, losses and LAE incurred of $42 million primarily related to a student loan transaction, three housing transactions and a health care transaction. For the nine months ended September 30, 2009, losses and LAE incurred of $92 million primarily related to a housing transaction and a student loan transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Included in our U.S public finance case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and National has already paid a claim, and for which a payment default has not yet occurred but a claim is expected in the future. As of September 30, 2010, case basis reserves consisted of the following:

$ in millions	Number of Issues(1)	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	10	$228	$660
Issues without defaults	3	4	121

Total gross of reinsurance	13	$232	$781
Net of reinsurance:
Issues with defaults	10	$219	$645
Issues without defaults	3	4	119

Total net of reinsurance	13	$223	$764

(1) - An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and nine months ended September 30, 2010 and 2009 are presented in the following table:

					Percentage Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months	Nine Months
In millions	2010	2009	2010	2009	2010 vs. 2009	2010 vs. 2009
Gross expenses	$17	$11	$47	$39	54%	19%

Amortization of deferred acquisition costs	16	33	63	90	-51%	-30%
Operating	17	11	47	39	54%	19%

Total insurance operating expenses	$33	$44	$110	$129	-25%	-15%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. The increase in gross expenses for the three and nine months ended September 30, 2010 are primarily due to higher legal costs associated with litigation and building-related expenses resulting from the acquisition of the Armonk facility in the first quarter of 2010, partially offset by a decrease in compensation due to a reduction in headcount.

The amortization of deferred acquisition costs decreased in the three and nine months ended September 30, 2010 compared with the same periods of 2009, consistent with the amortization of the related unearned premium revenue. Operating expenses increased in the three and nine months ended September 30, 2010 compared with the same periods of 2009 principally as a result of the increases in gross expenses. We did not defer a material amount of policy acquisition costs during 2010 or 2009.

Structured Finance and International Insurance

Our structured finance and international insurance business is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event MBIA Corp. has the right at its discretion to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain investment agreement contracts written by MBIA Inc. or its subsidiaries are insured by MBIA Corp. If MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including MBIA Global Funding, LLC (“GFL”) and Meridian Funding Company, LLC, and provides reinsurance to its insurance subsidiaries. MBIA Corp. has also written insurance policies guaranteeing the obligations of an affiliate, LaCrosse Financial Products, LLC under CDS, including termination payments that may become due upon certain events including the insolvency or payment default of the financial guarantor or the CDS issuer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

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

RESULTS OF OPERATIONS (continued)

The following tables present our structured finance and international insurance segment results for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net premiums earned	$58	$74	-22%
Net investment income	31	47	-36%
Fees and reimbursements	23	43	-45%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	552	(31)	n/m
Unrealized gains (losses) on insured derivatives	(1,044)	(810)	29%

Net change in fair value of insured derivatives	(492)	(841)	-42%

Net gains (losses) on financial instruments at fair value and foreign exchange	145	31	n/m
Net investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(0)	-	n/m

Other-than-temporary impairments recognized in accumulated other comprehensive loss	0	-	n/m

Net investment losses related to other-than-temporary impairments	(0)	-	n/m
Net gains on extinguishment of debt	-	14	-100%
Other net realized gains (losses)	(1)	(19)	-95%
Revenues of consolidated VIEs:
Net investment income	11	16	-32%
Net gains (losses) on financial instruments at fair value and foreign exchange	(34)	11	n/m
Net realized gains (losses)	-	-	0%
Net investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(135)	-100%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	-	85	-100%

Net investment losses related to other-than-temporary impairments	-	(50)	-100%
Net gains on extinguishment of debt	-	-	0%
Other net realized gains (losses)	-	(41)	-100%

Total revenues	(259)	(715)	-64%

Losses and loss adjustment	(25)	210	-112%
Amortization of deferred acquisition costs	25	53	-52%
Operating	35	43	-20%
Interest	34	35	-3%
Expenses of consolidated VIEs:
Operating	4	0	n/m
Interest	11	20	-46%

Total expenses	84	361	-77%

Pre-tax income (loss)	$(343)	$(1,076)	-68%

n/m - Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	Nine Months Ended September 30,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net premiums earned	$194	$276	-29%
Net investment income	88	192	-54%
Fees and reimbursements	174	133	31%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	454	33	n/m
Unrealized gains (losses) on insured derivatives	(1,717)	1,223	n/m

Net change in fair value of insured derivatives	(1,263)	1,256	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	131	61	114%
Net investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(0)	-	n/m
Other-than-temporary impairments recognized in accumulated other comprehensive loss	(4)	-	n/m

Net investment losses related to other-than-temporary impairments	(4)	-	n/m
Net gains on extinguishment of debt	-	14	-100%
Other net realized gains (losses)	19	(28)	n/m
Revenues of consolidated VIEs:
Net investment income	31	63	-49%
Net gains (losses) on financial instruments at fair value and foreign exchange	336	11	n/m
Net realized gains (losses)	-	-	0%
Net investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(261)	-100%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	-	170	-100%

Net investment losses related to other-than-temporary impairments	-	(91)	-100%
Net gains on extinguishment of debt	-	-	0%
Other net realized gains (losses)	(74)	(41)	82%

Total revenues	(368)	1,846	-120%

Losses and loss adjustment	81	111	-28%
Amortization of deferred acquisition costs	112	169	-34%
Operating	94	149	-37%
Interest	102	102	0%
Expenses of consolidated VIEs:
Operating	14	0	n/m
Interest	32	61	-48%

Total expenses	435	592	-27%

Pre-tax income (loss)	$(803)	$1,254	n/m

n/m - Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three and nine months ended September 30, 2010 and 2009, we did not write a meaningful amount of structured finance and international insurance. Activity was largely limited to our structuring and reinsurance of a financing transaction for the State of Mexico, which closed in the third quarter of 2010. The lack of insurance writings in our structured finance and international insurance segment reflects the impact of the downgrades of MBIA Corp.’s insurance financial strength ratings by the major rating agencies, which occurred in 2008 and 2009. The Company does not expect to write a material amount of new business prior to an upgrade of the insurance financial strength ratings of MBIA Corp. and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation.

CREDIT QUALITY The credit quality of our structured finance and international insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. The following table presents the credit quality distribution of our structured finance and international gross par outstanding as of September 30, 2010 and 2009. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

In millions	September 30, 2010 (1)		September 30, 2009
	Gross Par Outstanding		Gross Par Outstanding
Rating	Amount	%	Amount	%
AAA	$73,212	34.9%	$107,985	43.9%
AA	19,471	9.3%	17,784	7.2%
A	33,666	16.0%	48,055	19.5%
BBB	42,190	20.1%	43,868	17.8%
Below investment grade	41,335	19.7%	28,467	11.6%

Total	$209,874	100.0%	$246,159	100.0%

(1) - Includes VIE gross par outstanding of $21.0 billion

As of September 30, 2010, total structured finance and international gross par outstanding rated A or above, before giving effect to MBIA’s guarantee, was 60% compared with 71% as of September 30, 2009. Additionally, as of September 30, 2010 and 2009, 20% and 12%, respectively, of gross par outstanding was rated below investment grade. Adverse changes in the ratings of our structured finance and international insured gross par outstanding were principally a result of ratings downgrades on CDO and commercial mortgage securitizations.

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees for the three and nine months ended September 30, 2010 and 2009 are presented in the following table. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues.

					Percentage Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months	Nine Months
In millions	2010	2009	2010	2009	2010 vs. 2009	2010 vs. 2009
Net premiums earned:
U.S.	$32	$42	$100	$129	-24%	-23%
Non-U.S.	26	32	94	147	-19%	-35%

Total net premiums earned	$58	$74	$194	$276	-22%	-29%

Structured finance and international net premiums earned decreased in the three and nine months ended September 30, 2010 compared with the same periods of 2009 due to the maturity and termination of insured transactions and no new material insurance writings. Additionally, 2009 benefited from $45 million of premiums earned related to the termination of MBIA’s remaining Eurotunnel exposure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

INVESTMENT INCOME For the three months ended September 30, 2010, our structured finance and international insurance investment portfolio generated $31 million of net investment income compared with $47 million for the same period of 2009. For the nine months ended September 30, 2010, our structured finance and international insurance investment portfolio generated $88 million of net investment income compared with $192 million for the same period of 2009. The decrease in net investment income for the nine months ended September 30, 2010 was primarily due to the transfer of assets to National in mid-first quarter 2009 as part of our insurance business transformation. Net investment income was also adversely impacted by declining asset balances in 2010 as a result of claim payments, and lower yields on investment purchases. The consolidation of additional VIEs during the first quarter of 2010 resulted in the elimination of $12 million and $37 million, of net investment income for the three and nine months ended September 30, 2010, respectively.

MBIA Corp. maintained a secured lending agreement with our asset/liability products segment, which was $2.0 billion at inception. Interest income on this arrangement, totaling approximately $7 million and $23 million for the three and nine months ended September 30, 2010, respectively, is included in our structured finance and international insurance net investment income. As of September 30, 2010, the amount outstanding from our asset/liability products segment under this agreement was $1.1 billion and includes the repayment of $500 million during the first nine months of 2010.

Investment asset balances at amortized cost as of September 30, 2010 and December 31, 2009 are presented in the following table:

	September 30, 2010		December 31, 2009
In millions	Investments at Amortized Cost	Pre-tax yield(1)	Investments at Amortized Cost	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$80	4.63%	$55	4.27%
Taxable	1,442	8.21%	1,177	9.78%
Short-term	960	1.43%	966	9.50%

Total fixed-income	$2,482	5.48%	$2,198	5.76%
Other	9		10

Total	$2,491		$2,208

(1) - Estimated yield-to-maturity.

Ending asset balances at amortized cost as of September 30, 2010 increased compared with December 31, 2009 as a result of investment securities received in connection with the Channel Re transaction, partially offset by the sale of certain investment securities for purposes of making claim payments.

FEES AND REIMBURSEMENTS For the three months ended September 30, 2010, fees and reimbursements were $23 million compared with $43 million for the same period of 2009. The decrease was primarily due to a reduction in ceding commission revenue associated with the cession of public finance policies to National. These fees are recognized by our structured finance and international insurance segment in proportion to the run-off of the related ceded policies and will fluctuate period to period. Additionally, the third quarter of 2010 included a structuring fee collected in connection with the financing transaction for the State of Mexico. For the nine months ended September 30, 2010, fees and reimbursements were $174 million compared with $133 million for the same period of 2009. The increase was primarily due to the receipt of an amount in excess of that which was contractually due to MBIA Corp. upon the termination of a reinsurance agreement in the first quarter of 2010. This fee compensates MBIA Corp. for potential future performance volatility related to reassumed exposures. Partially offsetting the increase in fees was a reduction in ceding commission revenue associated with the cession of public finance policies ceded to National. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly period to period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums earned related to derivatives and the components of the net change in fair value of insured derivatives for the three and nine months ended September 30, 2010 and 2009:

					Percentage Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months	Nine Months
In millions	2010	2009	2010	2009	2010 vs. 2009	2010 vs. 2009
Net premiums and fees earned on insured derivatives	$33	$29	$88	$93	14%	-5%
Realized gains (losses) on insured derivatives	519	(60)	366	(60)	n/m	n/m

Realized gains (losses) and other settlements on insured derivatives	552	(31)	454	33	n/m	n/m
Unrealized gains (losses) on insured derivatives	(1,044)	(810)	(1,717)	1,223	29%	n/m

Net change in fair value of insured derivatives	$(492)	$(841)	$(1,263)	$1,256	-42%	n/m

n/m - Percentage change not meaningful.

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. As a result, premiums earned related to insured credit derivatives will decrease over time as exposure to such transactions declines. Realized gains on insured derivatives for the three and nine months ended September 30, 2010 resulted from payments received from Channel Re in connection with the commutation of ceded derivative exposure, partially offset by payments made for losses on multi-sector CDO and CMBS transactions.

For the three and nine months ended September 30, 2010, unrealized losses on insured derivatives were principally the result of the effects of MBIA’s nonperformance risk on its derivative liability, which resulted from a tightening of its own credit spreads and an improvement in the Company’s recovery rate, and the reversal of unrealized gains in connection with the commutation of derivative exposure from Channel Re. For the three months ended September 30, 2009, unrealized losses on insured derivatives were primarily due to the effects of MBIA’s nonperformance risk on its derivative liability. For the nine months ended September 30, 2009, unrealized gains on insured derivatives were primarily due to the effects of MBIA’s nonperformance risk, narrower corporate spreads and transaction terminations, partially offset by changes to our valuation model and inputs. The unrealized loss on the insured derivatives for the three months and nine months ended September 30, 2010 included the elimination of $15 million and $27 million of unrealized gains, respectively, related to the consolidation of VIEs.

MBIA has sold credit protection by insuring derivative contracts with various financial institutions. As of September 30, 2010, we had $114.3 billion of net par outstanding on insured derivatives compared with $106.0 billion as of December 31, 2009. The increase in net par outstanding was primarily due to the Channel Re commutation of ceded derivative exposure partially offset by derivative maturities and contractual terminations. During the three months ended September 30, 2010, seven insured credit derivative transactions, representing $4.0 billion in net par outstanding, have either matured or were contractually terminated prior to maturity. During the nine months ended September 30, 2010, twenty insured credit derivative transactions, representing $6.5 billion in net par outstanding, have either matured or were contractually terminated prior to maturity.

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles to our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent the present values of our estimates of expected future claim payments for such transactions using a discount rate of 6.51%, the same rate used to calculate our statutory loss reserves. We estimate that additional credit impairments on insured derivatives for the three months ended September 30, 2010 were $245 million across 27 CDO insured issues, and $808 million across 28 CDO insured issues for the nine months ended September 30, 2010. Beginning with the fourth quarter of 2007 through September 30, 2010, total credit impairments on insured derivatives were estimated at $3.3 billion across 31 CDO insured issues, inclusive of 28 CDO insured issues for which we realized net losses of $651 million, net of reinsurance and collections. Accordingly, we expect to realize additional net losses of $2.7 billion. The net realized losses were primarily associated with claim payments, commutations and restructurings or terminations of policies.

These credit impairments, a non-GAAP measure, may differ from the fair values recorded in our financial statements. Although the Company’s income statement includes the fair values, the Company regards the changes in credit impairment estimates as critical information for investors since the credit impairment estimates reflect the present values of amounts it expects to pay in claims net of recoveries with respect to insured credit derivatives. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments. In the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse before or at the maturity of the contracts. Contracts also may be settled prior to maturity at amounts that may be more or less than their recorded fair values. Those settlements can result in realized gains or losses, and will result in the reversal of unrealized gains or losses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The Company is not required to post collateral to counterparties of these contracts. Refer to “Note 14: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for information about legal actions commenced by MBIA with respect to certain CDS contracts and “Risk Factors” in Part II, Item 1A of this Form 10-Q for information on legislative changes that could require collateral posting by MBIA Corp. notwithstanding the contract terms. The outcome of such legal actions may affect the amount of realized losses ultimately incurred by the Company, although the damages potentially awarded to the Company upon prevailing in the litigation are not directly considered in determining the impairment of the insured credit derivative contracts. Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expenses” in our consolidated statements of operations. Such costs totaled $3 million and $2 million for the three months ended September 30, 2010 and 2009, respectively, and $6 million and $18 million for the nine months ended September 30, 2010 and 2009, respectively.

REVENUES OF CONSOLIDATED VIEs For the three months ended September 30, 2010, total revenues of consolidated VIEs were a loss of $23 million compared with a loss of $64 million for the same period of 2009. For the nine months ended September 30, 2010, total revenues of consolidated VIEs were $293 million compared with a loss of $58 million for the same period of 2009. Fluctuations in revenues of consolidated VIEs were principally driven by gains and losses on financial instruments recorded at fair value and foreign exchange, as well as other-than-temporary impairments of VIE assets. For the three months ended September 30, 2010, net losses on financial instruments at fair value and foreign exchange were $34 million compared with net gains of $11 million for the same period of 2009. Losses related to other-than-temporary impairments were $50 million in the third quarter of 2009 with no comparable impairments in the same period of 2010. For the nine months ended September 30, 2010, net gains on financial instruments at fair value and foreign exchange were $336 million compared with $11 million for the same period of 2009. The net gains in the first nine months of 2010 resulted from the effect of RMBS sellers’/servicers’ contractual obligations to repurchase loans from our consolidated VIEs and the consolidation of additional VIEs in the first quarter of 2010. Losses related to other-than-temporary impairments were $91 million in the first nine months of 2009 with no comparable impairments in the same period of 2010.

LOSSES AND LOSS ADJUSTMENT EXPENSES MBIA’s insured portfolio management group within its structured finance and international insurance business is responsible for monitoring structured finance and international insured issues. The level and frequency of monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If we identify concerns with respect to the performance of an insured issue we may designate such insured issue as “Caution List-Low,” “Caution List-Medium,” “Caution List-High,” or “Classified” depending on likelihood of a loss.

The amounts included within this “Losses and Loss Adjustment Expenses” section exclude realized and unrealized gains and losses and estimated credit impairments on insured credit derivatives. Refer to the “Net Change in Fair Value of Insured Derivatives” section included herein for information about payments we have made or expect to make under insured credit derivative transactions.

The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. Our insurance loss recoverable includes recoveries related to put-backs of ineligible mortgages within RMBS transactions and other amounts due to MBIA under subrogation rights.

Refer to “Note 10: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its loss reserves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following tables present information about our insurance reserves and recoverables as of September 30, 2010 and December 31, 2009, as well as our loss and LAE provision for the three and nine months ended September 30, 2010 and 2009:

			Percent Change
In millions	September 30, 2010	December 31, 2009	2010 vs. 2009
Gross losses and LAE reserves	$1,264	$2,227	-43%
Expected recoveries on unpaid losses	561	829	-32%

Loss and LAE reserves	703	1,398	-50%

Insurance loss recoverable	$2,131	$2,413	-12%
Insurance loss recoverable - ceded(1)	$1	$45	-97%
Reinsurance recoverable on paid and unpaid losses	$9	$52	-83%
(1) - Reported within “Other liabilities” on our consolidated balance sheets.

					Percentage Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months	Nine Months
In millions	2010	2009	2010	2009	2010 vs. 2009	2010 vs. 2009
Loss and LAE related to payments	$244	$341	$531	$2,202	-28%	-76%
Recoveries of actual and expected payments	(263)	(125)	(439)	(2,074)	111%	-79%

Gross losses incurred	(19)	216	92	128	-109%	-28%
Reinsurance	(6)	(6)	(11)	(17)	6%	-32%

Losses and loss adjustment expenses	$(25)	$210	$81	$111	-112%	-28%

Losses and LAE incurred in our structured finance and international insurance segment totaled a $25 million benefit and an $81 million expense for the three and nine months ended September 30, 2010, respectively, compared with $210 million and $111 million expense for the same periods of 2009.

For the three months ended September 30, 2010, losses and LAE incurred was a benefit of $25 million and consisted of $244 million of gross losses related to actual and expected future payments, of which $207 million related to insured RMBS transactions. Offsetting these losses were increases in actual and estimated potential recoveries of $263 million, primarily driven by RMBS transactions, and reinsurance of $6 million. The $263 million of RMBS insurance loss recoveries were comprised of approximately $148 million related to amounts expected to be paid to MBIA Corp. from excess interest cash flows within the securitizations and $115 million in estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages.

For the three months ended September 30, 2009, losses and LAE incurred was $210 million and consisted of gross losses related to actual and expected future payments of $341 million, of which $276 million related to insured RMBS transactions. Offsetting these losses were increases in actual and estimated potential recoveries of $125 million, of which $80 million related to insured RMBS transactions, and reinsurance of $6 million. The $80 million of RMBS insurance loss recoveries is comprised of approximately $76 million in estimated potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages and $4 million related to amounts expected to be paid to MBIA Corp. from excess interest cash flows within the securitizations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the nine months ended September 30, 2010, losses and LAE incurred of $81 million consisted of $531 million of gross losses related to actual and expected future payments, of which $393 million related to insured RMBS transactions. Offsetting these losses were increases in actual and estimated potential recoveries of $439 million, of which $409 million related to insured RMBS transactions, and reinsurance of $11 million. The $409 million of RMBS insurance loss recoveries was comprised of approximately $313 million in estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages and $96 million related to amounts expected to be paid to MBIA Corp. from excess interest cash flows within the securitizations.

For the nine months ended September 30, 2009, losses and LAE incurred of $111 million consisted of $2.2 billion of gross losses related to actual and expected future payments, of which $2.1 billion related to insured RMBS transactions. Offsetting these losses were increases in actual and estimated potential recoveries of $2.1 billion, of which RMBS was $2.0 billion, and reinsurance of $17 million. The $2.0 billion of RMBS insurance loss recoveries were comprised of approximately $1.2 billion in estimated potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages and $833 million related to amounts expected to be paid to MBIA Corp. from excess interest cash flows within the securitizations.

For the three and nine months ended September 30, 2010, losses and LAE incurred include the elimination of a $198 million expense and a $29 million net benefit, respectively, as a result of consolidating VIEs. The $198 million elimination includes gross losses related to actual and expected future payments of $854 million, offset by actual and estimated potential recoveries of $656 million. The $29 million elimination includes actual and estimated potential recoveries of $1.0 billion offset by gross losses related to actual and expected future payments of $1.0 billion.

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. As of September 30, 2010, case basis reserves consisted of the following:

$ in millions	Number of Issues(1)	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	68	$593	$8,216
Issues without defaults	14	110	1,279

Total gross of reinsurance	82	$703	$9,495
Net of reinsurance:
Issues with defaults	68	$592	$8,200
Issues without defaults	14	105	1,044

Total net of reinsurance	82	$697	$9,244

(1) - An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

MBIA reports expected potential recoveries of paid claims within “Insurance loss recoverable” and the corresponding estimated recovery amounts due to reinsurers within “Other liabilities” in the Company’s consolidated balance sheets. As of September 30, 2010 and December 31, 2009, our insurance loss recoverables were $2.2 billion and $2.4 billion, respectively. The decrease in our insurance loss recoverable principally resulted from the reclassification of recoveries of $356 million from “Insurance loss recoverable” to “Loan repurchase commitments” and the elimination of excess spread of $238 million, both resulting from the adoption of the amended accounting guidance on the consolidation of VIEs, partially offset by an increase in expected potential recoveries resulting from the aforementioned obligations of the sellers/servicers of RMBS transactions to repurchase ineligible loans. As of September 30, 2010 and December 31, 2009, our insurance loss recoverable also included recoveries of approximately $675 million and $906 million, respectively, based on expected excess interest in RMBS securitizations. Insurance loss recoverables due to reinsurers totaled $71 million and $45 million as of September 30, 2010 and December 31, 2009, respectively. Insurance loss recoverables are only paid to reinsurers upon receipt of such amounts by MBIA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities (“MBS”) backed by mortgages that when originally underwritten were deemed to be issued to prime and near prime borrowers, including second-lien residential mortgage securitizations (revolving HELOC loans and closed-end second mortgages (“CES”)) and Alt-A transactions. For the nine months ended September 30, 2010, we incurred a loss benefit of $22 million related to RMBS transactions, after the elimination of $162 million of losses incurred from consolidating VIEs. This benefit primarily reflects additions to previously established reserves on certain deals rather than a material increase in the number of transactions requiring loss reserves. Included in the $22 million were gross losses related to actual and expected future payments of $393 million, offset by an increase in actual and estimated potential recoveries of $409 million and reinsurance of $6 million. The $409 million of RMBS insurance loss recoveries was comprised of approximately $313 million in estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages and $96 million related to amounts expected to be paid to MBIA Corp. from excess interest cash flows within the securitizations.

MBIA Corp. also insures MBS backed by subprime mortgages directly through RMBS securitizations. MBIA Corp. also has indirect exposure to subprime mortgages that are included in CDOs in which MBIA Corp. guaranteed the senior most tranche of such transactions. There has been considerable stress and continued deterioration in the subprime mortgage market since 2008 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of September 30, 2010, the Company had $3.1 billion of net par outstanding from direct exposure to subprime mortgages and $2.8 billion of indirect exposure to subprime mortgages in the form of collateral within CDOs compared with $3.9 billion and $5.0 billion, respectively, as of September 30, 2009. Of the $2.8 billion of indirect exposure, $2.2 billion was related to CDOs executed in derivative form. While subprime transactions directly guaranteed by MBIA Corp. include collateral consisting of mortgages originated during 2005, 2006, and 2007, given the amount of subordination below MBIA Corp.’s insured portion of such transactions available to absorb any losses from collateral defaults, we currently do not expect material ultimate losses on these transactions. As of September 30, 2010, the Company had $312 million of net par outstanding in four insured direct subprime mortgage transactions with 2005, 2006, or 2007 subprime mortgage collateral appearing on the Company’s Classified List or Caution Lists. As of September 30, 2010, we expected losses of $57 million (on a present value basis) on nine secondary market multi-sector CDOs with net par outstanding of $262 million that include subprime mortgage exposure and that were reported on our Classified List. Additionally, there were twelve secondary market multi-sector CDOs with net par outstanding of $352 million that included subprime mortgage exposure and that were reported on our Caution Lists.

The following table presents the net par outstanding of MBIA Corp.’s total direct RMBS insured exposure, including those issues that have been placed in a surveillance category, as of September 30, 2010 by S&P credit rating category. Amounts include the net par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Net Par Outstanding
In millions	Prime Alt-A	Prime non-Alt-A	Subprime	HELOC	CES	Total
AAA	$1,720	$215	$2,226	$-	$16	$4,177
AA	19	18	69	-	-	106
A	483	6	188	71	37	785
BBB	557	-	157	338	96	1,148
Below investment grade	1,386	3	919	4,725	5,233	12,266

Total net par	$4,165	$242	$3,559	$5,134	$5,382	$18,482

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the net par outstanding by vintage year of MBIA Corp.’s total second-lien residential mortgage loan securitizations insured exposure as of September 30, 2010. Amounts include the net par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Net Par Outstanding
In millions	HELOC	% of Total HELOC	CES	% of Total CES
2008	$-	0%	$-	0%
2007	693	13%	3,516	65%
2006	1,802	35%	1,717	32%
2005	1,466	29%	-	0%
2004	968	19%	96	2%
2003 and prior	205	4%	53	1%

Total net par	$5,134	100%	$5,382	100%

During the three months ended September 30, 2010, we paid approximately $193 million, net of reinsurance and collections, on insured RMBS transactions after eliminating $85 million of net payments made to consolidated VIEs. During the nine months ended September 30, 2010, we paid approximately $817 million, net of reinsurance and collections, on insured RMBS transactions after eliminating $340 million of net payments made to consolidated VIEs. As of September 30, 2010, we paid a cumulative total of $3.2 billion, net of reinsurance and collections and excluding $1.7 billion of net payments made to consolidated VIEs, on these transactions and had case basis reserves of $554 million. The case basis reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the cash receipts we expect from the performing mortgages in the securitizations, reduced by potential recoveries from sellers/servicers. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” in our consolidated balance sheet. The payments that we make largely go to reduce the principal balances of the securitizations.

As of September 30, 2010, the net par outstanding on insured RMBS transactions for which we have paid net claims was $7.0 billion compared with $11.9 billion as of September 30, 2009. As of September 30, 2010 we expect to pay an additional $1.1 billion (on a present value basis) on these transactions. We expect to receive a total of $1.2 billion (on a present value basis) in reimbursement of past and future expected claims through excess spread in the transactions. Of this amount, $675 million is included in “Insurance loss recoverable” and $488 million is included in “Loss and loss adjustment expense reserves.” In addition, we expect to receive $1.4 billion (on a present value basis) in respect of the sellers’/servicers’ obligation to repurchase ineligible loans in the transactions. Of this amount, $1.3 billion is included in “Insurance loss recoverable” and $40 million is included in “Loss and loss adjustment expense reserves.”

The following table provides a total of all RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments as of September 30, 2010. The securitizations included in the following table are not consolidated by the Company under accounting guidance for VIEs.

In millions	Number of Issues	Original Par Insured	Net Par Outstanding	Net Claims Paid Since Inception
HELOC	11	$13,515	$2,987	$1,667
CES	10	8,112	3,408	1,604
Alt-A	3	928	560	(30)

Total	24	$22,555	$6,955	$3,241

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table provides a total of all RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments as of September 30, 2010. The securitizations included in the following table are consolidated by the Company under accounting guidance for VIEs and as such, these payments are not reflected in our insurance losses in our financial statements subsequent to consolidation.

In millions	Number of Issues	Original Par Insured	Net Par Outstanding	Net Claims Paid Since Inception
HELOC	6	$3,657	$1,433	$478
CES	6	4,844	1,764	1,190

Total	12	$8,501	$3,197	$1,668

Since the second half of 2008, we have observed an increase in delinquencies in our insured RMBS transactions, which peaked in January 2009, and a greater than expected level of losses being realized. The largest single contributor to our losses appears to be the failure of most of the individual mortgage loans in many of our insured transactions to comply with the underwriting guidelines represented to us at origination. These breaches, combined with inadequate servicer performance and relatively few successful loan modifications, led to loss and LAE expense related to our residential mortgage exposures. The majority of expected recoveries from RMBS transactions recorded since 2009 arose from a forensic review of defaulted mortgage loans in 32 insured issues containing first and second-lien mortgage loan securitizations. The representations and warranties in each insured RMBS securitization contractually obligate the seller to cure the breach, replace the loans or repurchase the ineligible loans at a price equal to their outstanding principal balance plus accrued interest or to replace them with eligible mortgage loans. While the Company believes that these mortgage loans are subject to repurchase or replacement obligations by the sellers/servicers, successful challenges of such determinations by the sellers/servicers could result in the Company recovering less than the amount of its estimated recoveries. The Company is continuing to review and evaluate additional mortgage loans in its insured RMBS pools and expects that there will be additional mortgages in these or in other transactions that are subject to a repurchase or replacement obligation by the sellers/servicers. In addition, recoveries and damages from legal actions that MBIA Corp. has filed against certain of the sellers/servicers could result in recoveries that are substantially higher than the amount currently recognized as recoveries. As previously discussed, we also recorded recoveries based on expected receipts of excess interest in securitizations. Refer to “Note 10: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about assumptions used to estimate recoveries on our RMBS exposure.

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

The following table provides the total of all RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments and performed a forensic review of defaulted mortgage loans as of September 30, 2010. There were five issues with net par outstanding of $477 million that were not included within our forensic review and, therefore, excluded from the following table. The securitizations included in the following table are not consolidated by the Company under accounting guidance for VIEs.

In millions	Number of Issues	Original Par Insured	Net Par Outstanding	Net Claims Paid Since Inception
HELOC	9	$12,533	$2,707	$1,485
CES	9	7,817	3,343	1,604
Alt-A	1	795	428	(30)

Total	19	$21,145	$6,478	$3,059

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

We have recorded put-back recoveries for amounts paid on all RMBS transactions included in the above table with the exception of two issues with original par insured of $695 million, net par outstanding of $156 million, and net claims paid since inception of $397 million.

The following table provides the total of RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments and performed a forensic review of defaulted mortgage loans as of September 30, 2010. The securitizations included in the following table are consolidated by the Company under accounting guidance for VIEs and, as such, these payments are not reflected in our insurance losses within our financial statements subsequent to consolidation.

In millions	Number of Issues	Original Par Insured	Net Par Outstanding	Net Claims Paid Since Inception
HELOC	6	$3,657	$1,433	$478
CES	6	4,844	1,764	1,190

Total	12	$8,501	$3,197	$1,668

We have recorded put-back recoveries for amounts paid on all RMBS transactions included in the above table with the exception of one issue with original par insured of $384 million, net par outstanding of $161 million, and net claims paid since inception of $16 million.

Other

Prior to 2010, we took remediation action on an international infrastructure financing transaction and purchased a significant amount of the outstanding debt of the issuer at a discount to par. As a consequence, we consolidated the issuer as a VIE. During the third quarter of 2010, receivers appointed by us entered into a commitment to purchase the infrastructure asset. This transaction closed during the third quarter of 2010 following receipt of regulatory approval. Proceeds from the transaction were used to paydown the securities of the issuer. The remaining financial instruments of the issuer, after the pay-down, are not significant and, therefore, the entity was deconsolidated during the third quarter of 2010.

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

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Structured finance and international’s insurance expenses for the three and nine months ended September 30, 2010 and 2009 are presented in the following table:

					Percentage Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months	Nine Months
In millions	2010	2009	2010	2009	2010 vs. 2009	2010 vs. 2009
Gross expenses	$37	$44	$100	$149	-15%	-33%

Amortization of deferred acquisition costs	25	53	112	169	-52%	-34%
Operating	35	43	94	149	-20%	-37%

Total insurance operating expenses	$60	$96	$206	$318	-38%	-35%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three and nine months ended September 30, 2010 compared with the same periods of 2009 primarily as a result of reductions in compensation and other administrative expenses related to the transfer of employees to Optinuity Alliance Resources Corp. (“Optinuity”), the service company that we established in the first quarter of 2010.

The amortization of deferred acquisition costs for the three months ended September 30, 2010 was $25 million compared with $53 million for the same period of 2009. The amortization of deferred acquisition for the nine months ended September 30, 2010 was $112 million compared with $169 million for the same period of 2009. The decreases are consistent with the amortization of the related unearned premium revenue.

Operating expenses decreased in the three and nine months ended September 30, 2010 compared with the same periods of 2009 principally as a result of the decreases in gross expenses. We did not defer a material amount of policy acquisition costs during 2010 or 2009. Policy acquisition costs in these periods were related to premium taxes and assessments on installment policies written in prior periods.

EXPENSES OF CONSOLIDATED VIEs For the three months ended September 30, 2010, total expenses of consolidated VIEs were $15 million compared with $20 million for the same period of 2009. For the nine months ended September 30, 2010, total expenses of consolidated VIEs were $46 million compared with $61 million for the same period of 2009. The decreases in expenses were primarily due to a reduction in interest expense resulting from our election in 2010 to use the fair value option to account for debt issued by certain consolidated VIEs. Interest expense of these VIEs is included in the change in the fair value of the related debt. Partially offsetting the decreases in interest expense were increases in operating expenses for such items as trustee fees, banking fees and legal expenses resulting from the consolidation of additional VIEs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

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

MBIA Corp.’s $122.0 billion CDO portfolio represented 59% of its total insured net par outstanding of $207.9 billion as of September 30, 2010. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions
Collateral Type	Net Par as of September 30, 2010
Multi-sector CDOs(1)	$14.0
Multi-sector CDO-Squared	4.1
Investment grade CDOs and structured corporate credit pools	41.6
High yield corporate CDOs	11.1
Structured CMBS pools and CRE CDOs	51.2

Total	$122.0

(1) - Does not include multi-sector CDO-Squared transactions totaling $4.1 billion as of September 30, 2010.

Multi-Sector CDOs and Multi-sector CDO-Squared

Multi-sector CDOs are transactions that include a variety of structured finance asset classes in their collateral pools. The collateral in MBIA Corp.’s insured multi-sector CDO transactions, including CDO-squared transactions, comprises prime and subprime RMBS, CDOs of ABS (multi-sector CDOs), corporate CDOs, collateralized loan obligations (“CLOs”), ABS (e.g., securitizations of auto receivables, credit cards, etc.), CRE CDOs, CMBS, and corporate credits. Our insured multi-sector CDO transactions rely on underlying collateral originally rated single-A or above (CDOs of high-grade U.S. ABS) and collateral primarily originally rated triple-B (CDOs of Mezzanine U.S. ABS).

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

Total net par exposure in our multi-sector CDO portfolio at the onset of the credit crisis was $30.1 billion as of December 31, 2007. As of September 30, 2010, multi-sector CDO net par exposure was reduced by approximately $12.0 billion. Of the $12.0 billion, approximately $4.1 billion was terminated contractually without any payment from MBIA Corp., approximately $7.2 billion was a result of negotiated commutations, and the remaining reduction was primarily due to amortization and maturity. Our net par exposure to multi-sector CDOs, including CDO-squared transactions, represents 15% of MBIA Corp.’s CDO exposure and approximately 9% of MBIA Corp.’s total net par insured.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured multi-sector CDO and multi-sector CDO-Squared transactions:

$ in millions	Collateral as a % of Performing Pool Balance as of September 30, 2010
Year Insured	# of CDOs	Net Par Outstanding	Other Collateral	Sub-Prime RMBS	Total	Current Subordination Range Below MBIA	Original Subordination Range Below MBIA	Net Derivative / Asset (Liability)
CDOs of High-Grade U.S. ABS
2004	2	$1,390	71%	29%	100%	0.0%	12.5-13.0%	$(284)
2005	1	752	71%	29%	100%	0.0%	20.0%	(90)
2006	4	3,794	78%	22%	100%	0.0%	12.0-14.0%	(692)
2007	5	4,424	94%	6%	100%	0.0%	13.0-14.0%	(907)

Subtotal	12	10,360						$(1,973)

CDOs of Mezzanine U.S. ABS
2000	1	$8	100%	0%	100%	65.0%	21.4%	$-
2002	6	577	95%	5%	100%	0.0-59.3%	13.8-28.1%	-
2003	4	640	86%	14%	100%	0.0-78.5%	21.5-29.8%	-
2004	4	723	72%	28%	100%	0.0%	16.0-30.5%	(17)
2005	1	329	68%	32%	100%	0.0%	19.5%	(39)

Subtotal	16	2,277						$(56)

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	1	$93	100%	0%	100%	53.1%	5.0%	$-
2003	1	261	100%	0%	100%	20.7%	10.0%	(13)
2005	1	1,516	83%	17%	100%	5.0%	10.0%	(184)
2006	1	1,210	82%	18%	100%	0.0%	10.0%	(172)
2007	1	983	82%	18%	100%	0.0%	13-15%	(159)

Subtotal	5	$4,063						$(528)

Total	33	$16,700						$(2,557)
		443	Multi-Sector CDO European Mezzanine and Other Collateral (2 CDOs)					(22)
		953	Multi-Sector CDO insured in the Secondary Market prior to 2005 (37 CDOs)					-

Grand Total		$18,096						$(2,579)

Our multi-sector CDOs are classified into CDOs of high-grade U.S. ABS, CDOs of mezzanine U.S. ABS, and CDOs of multi-sector high-grade collateral (CDO-squared). As of September 30, 2010, net par outstanding on MBIA Corp.-insured CDOs of high-grade U.S. ABS totaled $10.4 billion and the majority of collateral consisted of non-sub-prime and sub-prime RMBS. Original subordination levels in these transactions ranged from 12% to 20% compared with current subordination levels of 0%. As of September 30, 2010, net par outstanding on MBIA Corp.-insured CDOs of mezzanine U.S. ABS totaled $2.3 billion and the majority of collateral consisted of non-sub-prime RMBS, CMBS and sub-prime RMBS. Original subordination levels in these transactions ranged from 13.8% to 30.5% compared with current subordination levels that range from 0% to 78.5%. As of September 30, 2010, net par outstanding on MBIA Corp.-insured CDO-squared transactions totaled $4.1 billion and the majority of collateral consisted of CLOs. Original subordination levels in these transactions ranged from 5% to 15% compared with current subordination levels that range from 0% to 53%.

The significant erosion of subordination in our multi-sector CDO transactions has principally resulted from the underperformance of sub-prime and CDO collateral. As discussed above, the erosion of subordination in these transactions increases the likelihood that MBIA Corp. will pay a claim. As of September 30, 2010, our credit impairment estimates and case loss reserves for 24 classified multi-sector CDO transactions, representing 74% of all MBIA Corp.-insured multi-sector CDO transactions (including both CDS and non-CDS contracts), aggregated to $2.3 billion for which MBIA Corp. expects to incur actual net claims in the future. Of the remaining transactions, 13% is on our Caution List and 13% continues to perform at or close to our original expectations. In the event of further performance deterioration of the collateral referenced or held in our multi-sector CDO transactions, the amount of credit impairments could increase materially.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of September 30, 2010, the rating distribution of our insured multi-sector CDO and multi-sector CDO-Squared transactions is presented in the following table. These ratings reflect the past and expected future performance of the underlying collateral within each transaction.

Insured Exposure Rating(1)	Original	Current
AAA	99%	1%
AA	1%	1%
A	0%	4%
BBB	0%	2%
Below investment grade	0%	92%

Total	100%	100%
(1) - All ratings are current. Ratings are derived using the most conservative rating from Moody’s, S&P or internal.

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

Our investment grade corporate CDO exposure references pools of predominantly investment grade corporate credits. Additionally, some of these pools may include limited exposure to other asset classes, including structured finance securities (such as RMBS and CDOs). Most of our investment grade corporate CDO policies guarantee coverage of losses on collateral assets once subordination in the form of a deductible has been eroded, and are generally highly customized structures. As of September 30, 2010, the majority of insurance protection provided by MBIA Corp. on investment grade corporate CDO exposure attached at a super senior level. Our net par exposure to investment grade corporate CDOs represents 34.1% of MBIA Corp.’s CDO exposure and approximately 20% of MBIA Corp.’s total net par insured. Several of the Company’s insured investment grade corporate CDOs have experienced subordination erosion due to default of underlying referenced corporate obligors, as well as certain structured finance securities, but we currently do not expect losses on MBIA Corp.’s insured tranches. We believe the tenor of the remaining subordination is sufficient and provides adequate protection. As of September 30, 2010, the collateral amount of the portfolio exceeds the net par outstanding as a result of credit enhancement (such as over-collateralization and subordination).

Our net par of insured investment grade corporate CDOs includes $17.0 billion that was typically structured to include buckets (30%-35% allocations) of references to specific tranches of other investment grade corporate CDOs (monotranches). In such transactions, MBIA Corp.’s insured investment grade corporate CDOs include, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The referenced monotranches in such CDOs are typically rated double-A and each referenced monotranche was typically sized to approximately 3% of the overall reference risk pool. The inner referenced monotranches are not typically subject to acceleration and do not give control rights to a senior investor. The inner referenced monotranches have experienced subordination erosion due to the default of their referenced corporate assets.

Information about the composition of our investment grade corporate CDO and structured corporate credit pool transactions is presented in the following table. Collateral level detail for each year insured was calculated using a weighted average of the total collateral as of September 30, 2010 for deals closed in the insured year. The impact of all credit events delivered and settled as of September 30, 2010 have been reflected in the current subordination levels.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured investment grade CDOs and structured corporate credit pool transactions:

$ in millions			As of September 30, 2010
Year Insured	# of CDOs	Net Par Outstanding	Corporate Collateral	Other Collateral	Current Subordination Range Below MBIA	Original Subordination Range Below MBIA	Net Derivative / Asset (Liability)
2003 and Prior	4	$1,230	100%	0%	12.4-23.9%	11.0-22.0%	$(0)
2004	4	5,977	86%	14%	6.0-19.3%	10.0-15.0%	(345)
2005	8	10,544	95%	5%	11.7-25.1%	12.5-27.5%	(200)
2006	4	7,054	92%	8%	12.9-21.5%	16.0-25.0%	(229)
2007	14	16,708	97%	3%	13.5-34.9%	15.0-35.0%	(213)

Subtotal	34	$41,513					$(987)

		101	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (8 CDOs)				-

Grand Total		$41,614					$(987)

High Yield Corporate CDOs

Our high yield corporate CDO portfolio, totaling $11.1 billion, is largely comprised of middle-market/special-opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). Our net par exposure to high yield corporate CDOs represents 9.1% of the MBIA Corp.’s CDO exposure and approximately 5% of MBIA Corp.’s total net par insured as of September 30, 2010. Our high yield corporate CDO portfolio does not contain any material sub-prime RMBS, non-sub-prime RMBS, or CDOs of ABS exposures.

There has been a marked decline in subordination levels as a result of defaults in underlying collateral, as well as sales of underlying collateral at discounted prices. Subordination for CDOs insured in earlier years have experienced, on average, more deterioration than those insured in later years. Subordination within CDOs may decline over time as a result of collateral deterioration. The risk of lower subordination levels is typically offset by the amortization of outstanding insured debt and a decrease in the time to maturity. There are currently no loss expectations on MBIA Corp.’s insured High Yield Corporate CDO tranches at this time. However, there can be no assurance that the Company will not incur losses as a result of deterioration in subordination.

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured high yield corporate CDO transactions:

$ in millions			As of September 30, 2010
Year Insured	# of CDOs	Net Par Outstanding	Corporate Collateral	Current Subordination Range Below MBIA	Original Subordination Range Below MBIA	Net Derivative / Asset (Liability)
1999	1	$11	100%	38.2%	29.4%	$-
2002	1	148	100%	20.4%	19.4%	-
2003	2	538	100%	56.9-58.6%	24.2-30.0%	-
2004	4	3,362	100%	39.4-47.5%	22.0-33.3%	-
2005	3	1,010	100%	1.8-21.8%	21.8-34.0%	-
2006	3	3,521	100%	9.6-61.7%	10.0-49.0%	-
2007	5	2,209	100%	23.6-39.1%	31.0-42.0%	(0.7)

Subtotal	19	$10,799				$(0.7)

		263	High Yield Corporate CDO insured in the Secondary Market prior to 2004 (16 CDOs)			-

Grand Total		$11,062				$(0.7)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Commercial Real Estate

We have $51.4 billion of gross par exposure to the CRE sector, a global portfolio of structured transactions primarily comprising CRE collateral. This portfolio can be sub-divided primarily into two distinct pools: structured CMBS pools and CRE CDOs. While not classified as either CRE CDO’s or Structured CMBS pools, MBIA Corp. also insures approximately $4.4 billion in CRE loan pools, primarily comprised of European assets, which is not included in the detail provided below.

Structured CMBS Pools

As of September 30, 2010, our exposure to structured CMBS pools totaled $39.7 billion and represented approximately 19% of MBIA Corp.’s total gross par insured. These transactions are pools of CMBS bonds, Real Estate Investment Trust (“REIT”) debt and other CRE CDOs structured with first loss deductibles such that MBIA Corp.’s obligation attached at a minimum of a triple-A level. The deductible sizing was a function of the underlying collateral ratings and certain structural attributes. MBIA Corp.’s guarantee for most structured CMBS pool transactions covers losses on collateral assets once the deductible has been eroded. These deductibles provide credit enhancement and subordination to MBIA’s insured position.

The collateral in the pools are generally CMBS bonds or CDSs referencing CMBS bonds (“CMBS bonds”). MBIA Corp.’s guarantee generally is in the form of a CDS referencing the static pooled transactions. MBIA Corp. would have payment obligations if the volume of CMBS bond defaults exceeded the deductible level. Each pool is comprised of CMBS bonds, which in turn are backed by commercial mortgage loans. The same CMBS bonds may be referenced in multiple pools. The Company’s structured CMBS pools are static, meaning that the collateral pool of securitizations cannot be and has not been changed since the origination of the policy. Most transactions are comprised of similarly rated underlying tranches. The deductible for each transaction varies according to the ratings of the underlying collateral. For example, a deal comprised of originally BBB rated underlying CMBS bonds would typically include a 30-35% deductible to MBIA Corp.’s position whereas a transaction comprised of all originally AAA rated underlying CMBS bonds would typically require a 5-10% deductible.

The following table presents the collateral as a percentage of the performing pool balances, as well as the current deductible, as of September 30, 2010 for all MBIA Corp.-insured structured CMBS pool transactions:

$ in millions			Collateral as a % of Outstanding Pool Balance
Year Insured	# of Structured CMBS Pools	Gross Par Outstanding	CMBS	REIT Debt	Other	Total	Original Deductible	Current Deductible	Net Derivative / Asset (Liability)
2003	1	138	65%	31%	4%	100%	26.0%	34.7%	$-
2005	1	2,300	100%	0%	0%	100%	8.0%	8.0%	(0)
2006	10	8,243	88%	0%	12%	100%	10.0-70.0%	10.0-70.0%	(442)
2007	30	28,796	97%	0%	3%	100%	5.0-82.3%	5.0-85.9%	(1,252)

Subtotal	42	$39,477							$(1,694)
		196	Structured CMBS Pools insured in the Secondary Market prior to 2005 (7 pools)						0

Grand Total		$39,673							$(1,694)

As shown in the table above, there has been virtually no erosion of the original deductibles to date, as CMBS loan liquidations are just beginning to take place for the more recent vintage collateral to which MBIA has exposure.

Approximately 37% of our par insured in this portfolio is comprised of collateral originally rated in the BBB band. The higher risk of BBB collateral was intended to be offset by the diversification in the collateral pool and the level of deductible. In all cases, MBIA Corp.’s insured position was rated AAA at origination by at least one of Moody’s, S&P and/or Fitch.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the vintage and collateral ratings of the pools containing CMBS. These ratings reflect the rating agencies’ expected future performance of the underlying collateral within each transaction. In the 2006 and 2007 vintages, we had 21 CMBS pools with $18.3 billion of gross par outstanding as of September 30, 2010 in which all of the collateral originally comprised BBB and BBB- tranches of CMBS bonds.

$ in millions			Vintage of CMBS				CMBS - Ratings As of September 30, 2010
Year Insured	Gross Par Outstanding	% Collateral that is CMBS	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(1)	Total
2003	138	65%	65%	0%	0%	65%	2%	5%	6%	26%	26%	65%
2005	2,300	100%	100%	0%	0%	100%	100%	0%	0%	0%	0%	100%
2006	8,243	88%	50%	38%	0%	88%	5%	3%	4%	6%	70%	88%
2007	28,796	97%	18%	53%	26%	97%	11%	3%	7%	12%	64%	97%

Subtotal	$39,477
	196	Structured CMBS Pools insured in the Secondary Market prior to 2005 (7 pools)

Grand Total	$39,673

(1) Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

Our structured CMBS pool portfolio comprises over 56,000 loans. The current weighted average debt service coverage ratio (“DSCR”) of underlying mortgages in the CMBS pools is 1.69 based on net operating income (“NOI”) derived from the most recent property level financial statements (based on 82% of the properties having provided financial statements from 2009 or a more recent time period) compared to an average DSCR of 1.53 as of September 2009. Although the average DSCR increased, many properties saw declining financial performance over the past year and thus the percentage of properties with a DSCR less than 1.0 increased from under 10% as of September 30, 2009 to nearly 15% as of September 30, 2010. The weighted average loan-to-value ratio is 75%, compared to 72% as of September 30, 2009. The majority of the loans are long-term and fixed-rate in nature. Approximately 16% of the loans will mature within the next three years; however, the weighted average DSCR of these loans is significantly higher at 2.14 based upon the latest available financial statements. Six percent of the loans mature in the next 12 months and these have a weighted average DSCR of 3.05. Deal attachment points range from 5% to 86% and underlying bond collateral loss coverage generally ranges from 0% to 30% or higher, both of which are structural factors that were intended to minimize potential losses.

Delinquencies have increased markedly in the commercial real estate market over the past year given the economic downturn and the shortage of financing. As of September 30, 2010, 30-day and over delinquencies continued to increase in the fixed rate, conduit CMBS market to 8.32% and in MBIA Corp.’s insured static pooled CMBS portfolio to 8.73%, primarily due to MBIA Corp.’s concentration in the 2006 and early 2007 vintages. However, we have seen a definite deceleration in the pace of increases in the delinquency rate over the past several months. In addition, we have seen numerous loan modifications and extensions where special servicers fill their roles to maximize proceeds for all bondholders by avoiding or minimizing loan level losses. For the nine months ended September 30, 2010, we estimated the aggregate credit impairment on our structured CMBS pool portfolio to be $525 million, which represents an increase of $172 million over June 30, 2010. Most of the increase is associated with a single CMBS pool. The impairment is estimated using our loss reserve methodology, which sums the probability–weighted potential future losses across multiple scenarios as described below.

We have developed multiple scenarios to consider the range of potential outcomes in the commercial real estate market and their impact on MBIA. The approaches require substantial judgments about the future performance of the underlying loans. The first approach considers current delinquency and uses current and projected NOI and capitalization rates (“cap rates”) to project losses under two scenarios. In the first scenario, NOI and cap rates remain flat at current levels with no improvement over the reminder of the life of the loans (often 6-7 more years). In the second scenario loans are bifurcated by size whereby larger loans are valued utilizing lower cap rates while smaller loans are valued with higher cap rates. This scenario also assumes that cap rates and NOIs remain flat for the next two years then begin to improve slowly. Additionally, in this scenario, any loan with a balance greater than $100 million and a DSCR less than 1.0 or was reported as being in any stage of delinquency was reviewed individually so that performance and loss severity could be more accurately determined. Specific loan level assumptions for this large loan subset were then incorporated into this scenario.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

A second approach stratifies loans into debt service coverage buckets and uses default probabilities implied by a JPMorgan default study for each bucket to project defaults. This approach is applied in two scenarios where projected deal level losses vary based on the loss severity assumptions applied to individual mortgages. Both of these approaches (and their related scenarios) rely heavily on year-end financial statements at the property level. In modeling these scenarios, we had received 2009 financial statements on approximately 82% of the properties in our pools. As we continue to see more current market performance statistics regarding modifications and liquidations in this cycle we will de-emphasize this more actuarial based approach and focus more on those scenarios which best reflect current market observations.

A third approach stratifies loans into buckets based on delinquency status (including a “current” bucket) and utilizes recent roll rates actually witnessed in each of the CMBX series in order to formulate an assumption to predict future delinquencies. Ultimately, this generates losses over a projected time horizon based on the assumption that loss severities will remain at the peak level for a given time period and then decrease over time. This approach was applied in two scenarios. In the first scenario we assume that all loans greater than 90 days delinquent (and those projected to roll into late stage delinquency from the current and lesser stage levels of delinquency) are liquidated. In the second scenario we assume that some of these loans are modified and returned to current.

The loss severities projected by these scenarios vary widely, from minimal to substantial losses. We assign a wide range of probabilities to these scenarios, with lower severity scenarios being weighted more heavily than higher severity scenarios. This reflects our view that liquidations will continue to be mitigated by loan extensions and modifications, and that property values and NOIs are near their low points. For the nine months ended September 30, 2010 the probability-weighted loss estimate was $525 million. If macroeconomic stress continues or there is a “double dip” recession, higher delinquencies, higher levels of liquidations of delinquent loans and higher severities of loss upon liquidation could result in MBIA Corp. incurring substantial additional losses.

Our actual losses will be a function of the proportion of loans in our pools that are foreclosed and liquidated and the loss severities associated with those liquidations. If the deductibles in our insured transactions and underlying referenced CMBS transactions are fully eroded, additional property level losses upon foreclosures and liquidations could result in substantial losses for MBIA. Since foreclosures and liquidations have only recently begun to take place during this economic cycle, particularly for larger loans and assets, ultimate loss rates are highly uncertain.

CRE CDOs

As of September 30, 2010, our exposure to CRE CDOs totaled $11.7 billion and represented approximately 6% of MBIA Corp.’s total gross par insured. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. Most of these structures benefit from typical CDO structural features such as cash diversion triggers, collateral quality tests and manager replacement provisions. In most instances, MBIA Corp. guarantees timely interest and ultimate principal of these CDOs. As with our other insured CDOs, these transactions were generally structured with triple-A or a multiple of triple-A credit support protection below our guarantee. As of September 30, 2010, our CRE CDO insured portfolio did not contain any CDOs of ABS exposures. Several of the CRE CDO transactions do contain some RMBS collateral, but overall this comprises less than 5% of the CRE CDO portfolio.

Within our CRE CDO portfolio, in the 2006 and 2007 vintages we had five deals with $2.4 billion of gross par outstanding as of September 30, 2010, in which a substantial portion of the collateral originally comprised BBB or BBB- rated tranches of CMBS. Though all were designed to be managed portfolios, trading has been minimal since inception.

The following table presents the collateral as a percentage of the performing pool balances, as of September 30, 2010 for all MBIA Corp.-insured CRE CDO transactions:

$ in millions			Collateral as a % of Outstanding Pool Balance as of September 30, 2010
Year Insured	# of CRE CDOs	Net Par Outstanding	CMBS	Whole Loans	REIT Debt	Sub-prime RMBS	Other RMBS	Other	Total	Current Enhancement	Net Derivative / Asset (Liability)
2004	2	390	62%	0%	20%	11%	1%	6%	100%	15.0-27.7%	$-
2005	4	1,732	59%	0%	9%	12%	10%	10%	100%	7.4-33.9%	(50)
2006	11	4,237	40%	46%	4%	0%	1%	9%	100%	4.8-62.4%	(73)
2007	10	5,383	62%	22%	5%	1%	1%	9%	100%	3.4-52.8%	(142)

Total	27	$11,742									$(265)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance and Structured Finance and International Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. During the first nine months of 2010, MBIA reassumed par outstanding of $35.0 billion from two reinsurers, Channel Re and Mitsui Sumitomo Insurance Company, Ltd. As of September 30, 2010, our use of reinsurance was immaterial to our insurance operations and we expect that it will continue to be immaterial in the future.

The following table presents information about our reinsurance agreements as of September 30, 2010 for our U.S. public finance and structured finance and international insurance operations. Estimated credit impairments represent the reinsurers’ portion of amounts we expect to pay on insured derivative contracts.

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	LOC / Trust Accounts	Reinsurance Recoverable (2)	Estimated Credit Impairments on Insured Derivatives
Assured Guaranty Corp.	AAA (Negative Outlook)	Aa3 (Negative Outlook)	4,624	-	19	(1)
Assured Guaranty Re Ltd.	AA (Stable)	A1 (Negative Outlook)	686	4	-	-
Overseas Private Investment Corporation	AAA (Stable)	Aaa (Stable)	331	-	-	-
Export Development Canada	AAA (Stable)	Aaa (Stable)	117	2	-	-
Others	R (1) or above	Caa2 or above	151	1	-	-

Total			$5,909	$7	$19	$(1)

(1) - Regulatory intervention.

(2) - Total reinsurance recoverable of $19 million comprised recoverables on paid and unpaid losses of $3 million and $16 million, respectively.

On October 25, 2010, S&P lowered Assured Guaranty Corp.’s rating to AA+ with a stable outlook.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of September 30, 2010, the total amount available under these letters of credit and trust arrangements was $7 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of September 30, 2010, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $5.9 billion compared with $45.5 billion as of September 30, 2009. Of the $5.9 billion of ceded par outstanding as of September 30, 2010, $3.9 billion was ceded from our U.S. public finance insurance segment and $2.0 billion was ceded from our structured finance and international insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp., National will assume MBIA Corp.’s liability for such ceded claim payments. As of September 30, 2010, the total par amount for which National would be liable in the event that the reinsurers of MBIA Corp. were unable to meet their obligations is $3.9 billion. Certain Financial Guaranty Insurance Corporation (“FGIC”) policies reinsured by National are reinsured to third-party reinsurers in a par amount totaling $10.5 billion.

In the third quarter of 2010, MBIA Insurance Corporation acquired the remaining equity interest in Channel Re that it did not hold, commuted all reinsurance with Channel Re, and liquidated Channel Re. Channel Re was a financial guarantee reinsurer founded in 2004, which assumed business only from MBIA Insurance Corporation and MBIA UK. Upon the commutation of exposure ceded to Channel Re, MBIA Insurance Corporation, National and MBIA UK assumed $21.6 billion, $7.8 billion, and $2.1 billion, respectively, in insured exposure.

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

The following table summarizes the results and assets under management of our advisory services segment for the three and nine months ended September 30, 2010 and 2009. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
					Three Months	Nine Months
In millions	2010	2009	2010	2009	2010 vs. 2009	2010 vs. 2009
Net investment income	$0	$0	$0	$0	n/m	n/m
Fees	17	13	50	39	31%	29%
Net gains (losses) on financial instruments at fair value and foreign exchange	1	-	2	(1)	n/m	n/m
Other net realized gains (losses)	-	-	(0)	-	n/m	n/m

Total revenues	18	13	52	38	43%	37%
Operating	19	12	50	33	-50%	-50%

Pre-tax income (loss)	$(1)	$1	$2	$5	n/m	-55%

Ending assets under management:
Third-party	$26,356	$25,057	$26,356	$25,057	5%	5%
Insurance and corporate	10,600	10,297	10,600	10,297	3%	3%
Asset/Liability Products and Conduits	6,235	7,955	6,235	7,955	-22%	-22%

Total ending assets under management	$43,191	$43,309	$43,191	$43,309	0%	0%

n/m - Percentage change not meaningful.

For the three and nine months ended September 30, 2010, the increase in fee revenue primarily relates to an increase in the fee structure for managing the assets of MBIA. While assets under management for third parties increased since September 30, 2009, fees earned on these assets have decreased as a result of commitment fees earned in 2009 that were not available in 2010 and minor price erosion within the traditional advisory businesses. Operating expenses for the three and nine months ended September 30, 2010 increased due to expenses associated with Cutwater’s re-branding and reorganization, transfers of employees, and higher allocated expenses from other MBIA units.

Average third-party assets under management for the nine months ended September 30, 2010 were $26.2 billion compared with $23.7 billion as of December 31, 2009. As of September 30, 2010, third-party ending assets under management were $26.4 billion, increasing $946 million from $25.4 billion as of December 31, 2009. The increase primarily relates to our Discretionary Separate Account product and resulted from a combination of new assignments and additional mandates from existing clients. As of September 30, 2010, ending assets under management related to the Company’s other segments were $16.8 billion, increasing slightly from $16.7 billion as of December 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The Company has issued commitments to three pooled investment programs managed or administered by Cutwater Investor Services Corp. (“Cutwater-ISC”), formerly known as MBIA Municipal Investor Service Corporation, and its subsidiary. These commitments, which are accounted for as derivatives and recorded on the Company’s balance sheet at fair value, cover losses in such programs should the net asset values per share decline below specified per share values. As of September 30, 2010, the maximum amount of payments that the Company would be required to make under these commitments was $5.8 billion. These commitments would be terminated if Cutwater-ISC or its subsidiary was no longer manager or administrator or a program was no longer in compliance with its respective investment objectives and policies. Although the pools hold high-quality short-term investments, there is risk that the Company will be required to make payments or incur a loss under these guarantees in the event of material redemptions by shareholders of the pools and the need to liquidate investments held in the pools. The net unrealized gains (losses) on these derivatives were losses of $1 thousand and gains of $5 thousand for the three and nine months ended September 30, 2010, respectively. The Company has purchased, and may in the future purchase, investments at its discretion from the pooled investment programs it manages, whether or not such programs have been guaranteed by the Company.

Corporate

General corporate activities are conducted through our corporate segment. Our corporate operations primarily consist of holding company activities. Revenues and expenses of our service company, Optinuity, created in the first quarter of 2010, are included in the results of our corporate segment. Optinuity provides support services such as management, legal, accounting, treasury and information technology, among others, to our corporate segment and other operating businesses on a fee basis.

The following tables summarize the consolidated results of our corporate segment for the three and nine months ended September 30, 2010 and 2009. These results include revenues and expenses that arise from general corporate activities and from providing support to the other segments.

					Percentage Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months	Nine Months
In millions	2010	2009	2010	2009	2010 vs. 2009	2010 vs. 2009
Net investment income	$4	$6	$11	$17	-32%	-33%
Fees	21	-	65	-	n/m	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(62)	(43)	(79)	(51)	44%	55%
Net gains on extinguishment of debt	(0)	1	(0)	3	n/m	n/m

Other net realized gains (losses)	-	(0)	(0)	(0)	n/m	n/m

Total revenues	(37)	(36)	(3)	(31)	-3%	90%

Operating	27	5	79	21	n/m	n/m
Interest	16	17	49	52	-2%	-5%

Total expenses	43	22	128	73	97%	76%

Pre-tax income (loss)	$(80)	$(58)	$(131)	$(104)	-39%	-26%

n/m - Percentage change not meaningful.

For the three and nine months ended September 30, 2010, fees of $21 million and $65 million, respectively, related to general support services provided to business units within the Company on a fee-for-service basis.

Net losses on financial instruments at fair value and foreign exchange for all periods presented are primarily related to changes in the fair value of outstanding warrants issued on MBIA Inc. common stock. These changes were attributable to fluctuations in MBIA Inc.’s stock price and volatility, which are used in the valuation of the warrants.

For the three and nine months ended September 30, 2010, corporate operating expenses increased primarily due to general and administrative expenses related to Optinuity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Wind-down Operations

We operate an asset/liability products business in which we historically issued debt and investment agreements insured by MBIA Corp. to capital markets and municipal investors. The proceeds of the debt and investment agreements were used initially to purchase assets that largely matched the duration of those liabilities. We also operate a conduit business in which we have funded transactions by issuing debt insured by MBIA Corp. The rating downgrades of MBIA Corp. resulted in the termination and collateralization of certain investment agreements and, together with the rising cost and declining availability of funding and illiquidity of many asset classes, caused the Company to begin winding down its asset/liability products and conduit businesses in 2008. Since the downgrades of MBIA Corp., we have not issued debt in connection with either business and we believe the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate, or are repurchased by us.

Asset/Liability Products

The following tables present the results of our asset/liability products segment for the three and nine months ended September 30, 2010 and 2009. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Three Months Ended September 30,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net investment income	$28	$45	-38%
Fees and reimbursements	-	0	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(118)	(105)	-12%
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(53)	100%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	(0)	21	-101%

Net investment losses related to other-than-temporary impairments	(0)	(32)	-99%
Net gains on extinguishment of debt	10	104	-90%
Other net realized gains (losses)	0	5	-100%
Revenues of consolidated VIEs:
Net investment income	(3)	(0)	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	11	-	n/m
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(11)	100%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	-	-	n/m

Net investment losses related to other-than-temporary impairments	-	(11)	100%

Total revenues	(72)	6	n/m

Operating	2	11	-79%
Interest expense	43	62	-30%
Expenses of consolidated VIEs:
Interest	0	0	n/m

Total expenses	45	73	-37%

Pre-tax income (loss)	$(117)	$(67)	-75%

n/m - Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	Nine Months Ended September 30,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net investment income	$80	$154	-48%
Fees and reimbursements	-	1	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	(138)	111	n/m
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(187)	(514)	-64%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	148	179	-18%

Net investment losses related to other-than-temporary impairments	(39)	(335)	88%
Net gains on extinguishment of debt	28	202	-86%
Other net realized gains (losses)	(0)	5	-100%
Revenues of consolidated VIEs:
Net investment income	(5)	(0)	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	34	-	n/m
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(11)	100%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	-	-	n/m

Net investment losses related to other-than-temporary impairments	-	(11)	100%

Total revenues	(40)	127	-132%

Operating	10	28	-64%
Interest expense	134	217	-38%
Expenses of consolidated VIEs:
Interest	0	0	n/m

Total expenses	144	245	-41%

Pre-tax income (loss)	$(184)	$(118)	-56%

n/m - Percentage change not meaningful.

For the three and nine months ended September 30, 2010, the results of our asset/liability products segment were adversely affected by foreign exchange losses due to the increased value of predominantly Euro-denominated liabilities. Additionally, for the three and nine months ended September 30, 2010, net investment income and interest expense reflected the continued maturing of the assets and liabilities, repurchase of liabilities by the Company, and impact of lower interest rates compared with the same periods in 2009. We have observed stabilization in the performance of the assets held by the segment which has resulted in a decline in the level of net investment losses related to other-than-temporary impairments.

As of September 30, 2010, principal and accrued interest outstanding on investment agreement and MTN obligations and securities sold under agreements to repurchase totaled $4.6 billion compared with $5.5 billion as of December 31, 2009. The decrease in these liabilities resulted from scheduled amortizations and repurchases of MTNs. In addition, as of September 30, 2010, the segment had a secured loan payable outstanding to MBIA Corp. of $1.1 billion and cash advanced from the Company’s corporate segment of $600 million.

Cash and investments supporting the segment’s liabilities, including intercompany liabilities, had market values plus accrued interest of $4.6 billion and $5.3 billion as of September 30, 2010 and December 31, 2009, respectively. These assets comprised securities with an average credit quality rating of A1. Additionally, receivables for securities sold net of payables for securities purchased were $42 million and $37 million as of September 30, 2010 and December 31, 2009, respectively. Refer to the “Liquidity” section included herein for a discussion about the liquidity position of the asset/liability products program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Through MBIA Inc., the asset/liability products segment also entered into matched repurchase and reverse repurchase agreements with National. These agreements, collectively, provide high-quality collateral to the asset/liability products segment for up to $2.0 billion, which is then pledged to investment agreement counterparties, and low-risk investment portfolio yield enhancement to the U.S. public finance insurance segment. As of September 30, 2010, the fair value of collateral received from National under these agreements totaled $1.8 billion.

Conduits

The following table presents the results of our conduit segment for the three and nine months ended September 30, 2010 and 2009. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

					Percentage Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months	Nine Months
In millions	2010	2009	2010	2009	2010 vs. 2009	2010 vs. 2009
Net investment income	$-	$0	$0	$0	n/m	n/m
Fees and reimbursements	-	-	-	0	n/m	n/m
Revenues of consolidated VIEs:
Net investment income	6	3	14	17	72%	-4%

Net gains (losses) on financial instruments at fair value and foreign exchange	(0)	(4)	8	(13)	90%	n/m
Net gains on extinguishment of debt	14	9	18	29	60%	-40%

Total revenues	20	8	40	33	128%	27%

Operating	0	1	1	2	-44%	-49%
Expenses of consolidated VIEs:
Operating	0	1	1	3	-52%	-49%
Interest	5	1	13	11	142%	11%

Total expenses	5	3	15	16	62%	-6%

Pre-tax income (loss)	$15	$5	$25	$17	n/m	63%

n/m - Percentage change not meaningful.

Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits. As such, we have eliminated intercompany transactions with our conduits from our consolidated balance sheet and statement of operations. After the elimination of such intercompany assets and liabilities, conduit investments (including cash) were $1.7 billion and conduit debt obligations were $1.6 billion as of September 30, 2010. As of December 31, 2009, conduit investments and conduit obligations after eliminations were $1.8 billion. The effect of these eliminations on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments, representing investments in conduit MTNs by other MBIA subsidiaries, with a corresponding reduction of conduit MTN liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
In millions	2010		2009		2010		2009
Pre-tax income (loss)	$(356)		$(1,066)		$(647)		$1,422
Provision (benefit) for income taxes	$(143)	40.1%	$(341)	32.1%	$(249)	38.4%	$548	38.5%

For the nine months ended September 30, 2010, the Company’s effective tax rate applied to our pre-tax loss was higher than the statutory tax rate of 35% as a result of a reversal of a portion of our valuation allowance and tax-exempt interest income from investments.

For the nine months ended September 30, 2009, the Company’s effective tax rate applied to our pre-tax income was greater than the statutory tax rate of 35% primarily due to an increase in our valuation allowance.

Five-Year NOL Carryback

The Worker, Homeownership, and Business Assistance Act of 2009 expanded the number of tax years to which a net operating loss (“NOL”) can be carried back from two to five. Corporations with NOLs in either 2008 or 2009 (but not both) can elect to carryback NOL’s and claim refunds of taxes paid in the prior five years, the only limitation being that in the fifth preceding year of the carryback period, the recovery is being limited to 50% of taxable income for that carryback year. There is no such limitation to the first four preceding years of the carryback period. MBIA Inc. elected to carryback its 2009 NOL to the fifth preceding tax year, and the tax years thereafter and expects to recover a total of approximately $431 million in taxes paid during the carryback period. The Company received an initial refund of $391 million in the second quarter of 2010 and the refund was allocated, in accordance with the Company’s tax sharing agreement, in the following manner: $137 million to MBIA Inc., $251 million to MBIA Corp., and $3 million to National. The Company is also pursuing an additional refund of $40 million and will allocate such amount at the time it receives the cash.

Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the Company’s Section 382 position.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Insurance Corporation. Total capital resources were $4.4 billion and $4.6 billion as of September 30, 2010 and December 31, 2009, respectively. MBIA Inc. utilizes its capital resources to support the business activities of its subsidiaries. As of September 30, 2010, MBIA Inc.’s investments in subsidiaries totaled $4.4 billion, and its asset/liability management business had negative shareholder’s equity of $1.5 billion.

Securities Repurchases

Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to support our liquidity while maintaining the claims-paying resources of MBIA Corp. and National as well as other business needs.

For the three months ended September 30, 2010, we repurchased 1.6 million common shares of MBIA Inc. under our share repurchase program at a cost of $11 million and an average price of $7.15 per share. For the nine months ended September 30, 2010, we repurchased 4.7 million common shares of MBIA Inc. under our share repurchase program at a cost of $31 million and an average price of $6.44 per share. Since inception, we have repurchased 50.1 million common shares of MBIA Inc. under our share repurchase program at a cost of $927 million and an average price of $18.49 per share. As of September 30, 2010, $73 million was available for future repurchases under the program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

During the first nine months of 2010, MBIA Inc. repurchased 251 shares of the outstanding preferred stock of MBIA Insurance Corporation at a weighted average purchase price of approximately $10,400 per share or 10.4% of the face value. As of September 30, 2010, on a consolidated basis, 1,426 shares of preferred stock of MBIA Insurance Corporation remained outstanding to unaffiliated investors with a carrying value of $14 million.

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

National

Capital and Surplus

National reported total statutory capital of $2.3 billion as of September 30, 2010 compared with $2.0 billion as of December 31, 2009. As of September 30, 2010, statutory capital comprised $1.5 billion of contingency reserves and $837 million of policyholders’ surplus. The increase in National’s statutory capital is primarily due to statutory net income of $307 million in the first nine months of 2010. Consistent with our plan to transform our insurance business, the Company received approval from the NYSID to reset National’s unassigned surplus to zero, which was effective January 1, 2010. As of September 30, 2010, National’s unassigned surplus was $247 million. In October, 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the approval of the surplus reset. Refer to “Legal Proceedings – Transformation Litigation” in Part II, Item 1 of this Form 10-Q for a discussion of this action.

National’s total statutory capital as of March 31, 2010 and December 31, 2009 was reported as $2.1 billion and $2.0 billion, respectively, in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, but was revised to $2.1 billion and $2.0 billion, respectively, as a result of certain updates described in the Company’s Current Report on Form 8-K filed on June 4, 2010.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National’s policyholders’ surplus was $837 million as of September 30, 2010. National’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, incurred losses would reduce policyholders’ surplus.

National’s statutory policyholders’ surplus was lower than its GAAP shareholder’s equity by $2.3 billion as of September 30, 2010. Statutory accounting principles differ from GAAP in certain respects. For National, the significant differences include the following: contingency reserves are recorded on a statutory basis and not on a GAAP basis; upfront and installment premium revenue are earned under different schedules between U.S. STAT and GAAP; acquisition costs are charged as incurred under U.S. STAT rather than deferred and amortized under GAAP; changes in deferred income tax balances are recognized in surplus under U.S. STAT rather than recognized either in net income or other comprehensive income under GAAP; and “non-admitted assets” are charged directly against surplus under U.S. STAT but are reflected as assets under GAAP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Claims-Paying Resources (Statutory Basis)

Claims-paying resources (“CPR”) is a key measure of the resources available to National to pay claims under its insurance policies. CPR consists of total financial resources and reserves calculated on a statutory basis. CPR has been a common measure used by financial guarantee insurance companies to report and compare resources, and continues to be used by MBIA’s management to evaluate changes in such resources. We have provided CPR to allow investors and analysts to evaluate National using the same measure that MBIA’s management uses to evaluate National’s resources to pay claims under its insurance policies. There is no directly comparable GAAP measure.

National’s CPR, and components thereto, as of September 30, 2010 and December 31, 2009 are presented in the following table:

In millions	September 30, 2010	December 31, 2009
Policyholders’ surplus	$837	$591
Contingency reserves	1,463	1,404

Statutory capital	2,300	1,995

Unearned premium reserve	2,959	3,126
Present value of installment premiums(1)	261	270

Premium resources(2)	3,220	3,396

Loss and LAE reserves(1)	82	136

Total claims-paying resources	$5,602	$5,527

(1) - Calculated using a discount rate of 5.09% as of September 30, 2010 and December 31, 2009.

(2) - Includes financial guarantee and insured credit derivative related premiums.

MBIA Corp.

Capital and Surplus

MBIA Corp. reported total statutory capital of $3.1 billion as of September 30, 2010 compared with $3.3 billion as of December 31, 2009. As of September 30, 2010, statutory capital comprised $1.8 billion of contingency reserves and $1.3 billion of policyholders’ surplus. The decrease in MBIA Corp.’s statutory capital was primarily due to losses incurred, partially offset by premium revenue, gains from reinsurance commutations, and other revenues during the first nine months of 2010. MBIA Corp.’s policyholders’ surplus as of September 30, 2010 includes a negative unassigned surplus of $699 million. MBIA Corp.’s total statutory capital as of March 31, 2010 and December 31, 2009 was reported as $3.5 billion in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, but was revised to $3.3 billion for both periods as a result of certain updates described in the Company’s Current Report on Form 8-K filed on June 4, 2010.

As of September 30, 2010, MBIA Corp. recognized estimated recoveries of $1.3 billion, net of reinsurance and income tax, on a statutory basis related to put-backs of ineligible loans in our insured transactions. These expected insurance recoveries represented 43% of MBIA Corp.’s statutory capital (defined as policyholders’ surplus plus contingency reserve) as of September 30, 2010. A substantial majority of our put-back claims have been disputed by the loan sellers/servicers and are currently subject to litigation. In addition, there is some risk that the sellers/servicers or other responsible parties might not be able to satisfy their put-back obligations. While we believe that we will prevail in enforcing our contractual rights, there is uncertainty with respect to the ultimate outcome. Such factors, among others, are considered by MBIA Corp. in estimating recoveries. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. If we are unsuccessful in litigation or if there is a substantial delay in realizing recoveries, there could be an adverse effect on the statutory capital position of MBIA Corp., as well as regulatory implications.

In order to maintain its New York State financial guarantee insurance license, MBIA Corp. is required to maintain a minimum of $65 million policyholders’ surplus. MBIA Corp.’s policyholders’ surplus was $1.3 billion as of September 30, 2010. MBIA Corp.’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, incurred losses would reduce policyholders’ surplus.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Corp.’s statutory policyholders’ surplus is higher than its GAAP shareholder’s equity by $313 million as of September 30, 2010. Statutory accounting principles differ from GAAP in certain respects. For MBIA Corp., the significant differences include the following: the fair values of insured credit derivatives recorded under GAAP are significantly higher than the loss reserves recorded for those same contingent liabilities in our statutory accounts; the shareholder’s equity impact of our consolidated VIEs is more negative than the loss reserves we carry on our statutory books for those policies; surplus notes are recorded as a component of policyholders’ surplus under U.S. STAT rather than treated as long-term debt under GAAP; contingency reserves are recorded on a statutory basis and not on a GAAP basis; upfront and installment premium revenue are earned under different schedules for U.S. STAT and GAAP; acquisition costs are charged as incurred under U.S. STAT rather than deferred and amortized under GAAP; fixed-maturity investments are generally reported at amortized cost under U.S. STAT rather than at fair value under GAAP; the discount rate used in calculating loss reserves is equal to MBIA Corp.’s book yield under U.S. STAT rather than applicable risk-free rates under GAAP; changes in deferred income tax balances are recognized in surplus under U.S. STAT rather than recognized either in net income or other comprehensive income under GAAP; and “non-admitted assets” are charged directly against surplus under U.S. STAT but are reflected as assets under GAAP.

Claims-Paying Resources (Statutory Basis)

CPR is a key measure of the resources available to MBIA Corp. to pay claims under its insurance policies. CPR consists of total financial resources and reserves calculated on a statutory basis. CPR has been a common measure used by financial guarantee insurance companies to report and compare resources, and continues to be used by MBIA’s management to evaluate changes in such resources. We have provided CPR to allow investors and analysts to evaluate MBIA Corp. using the same measure that MBIA’s management uses to evaluate MBIA Corp.’s resources to pay claims under its insurance policies. There is no directly comparable GAAP measure.

MBIA Corp’s CPR, and components thereto, as of September 30, 2010 and December 31, 2009 are presented in the following table:

In millions	September 30, 2010	December 31, 2009
Policyholders’ surplus	$1,323	$1,885
Contingency reserves	1,744	1,448

Statutory capital	3,067	3,333

Unearned premium reserve	710	726
Present value of installment premiums(1)	1,734	1,740

Premium resources(2)	2,444	2,466

Loss and LAE reserves(1)	759	561

Total claims-paying resources	$6,270	$6,360

(1) - Calculated using a discount rate of 6.51% as of September 30, 2010 and December 31, 2009. (2) - Includes financial guarantee and insured credit derivative related premiums.

LIQUIDITY

Liquidity risk is the risk that an enterprise will not have sufficient resources to meet contractual payment obligations when due. Management of liquidity risk is of critical importance to financial services companies, and failures of financial institutions often occur in large part due to their inability to maintain sufficient liquidity resources under adverse circumstances. Generally, failure to maintain an appropriate liquidity position results from an enterprise’s inability to access the capital markets, a lack of adequate cash flow from operations or investing activities, inability to liquidate assets and/or an unexpected acceleration of payments to settle liabilities. We encounter significant liquidity risk in our insurance businesses, asset/liability products business and corporate operations.

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

LIQUIDITY (continued)

As part of our liquidity risk management framework, we also seek to evaluate and manage liquidity on both a legal entity basis and a segment basis. Legal entity liquidity is an important consideration as there are legal, regulatory and other limitations on our ability to utilize the liquidity resources within the overall enterprise. We also seek to manage segment liquidity, particularly between our corporate and asset/liability products segments as they relate to MBIA. Unexpected loss payments arising from ineligible mortgages in securitizations that we have insured, dislocation in the global financial markets, the overall economic downturn in the U.S., and the loss of our triple-A insurance financial strength ratings in 2008 significantly increased the liquidity needs and decreased the financial flexibility in our segments and legal entities. We continued to satisfy all of our payment obligations and we believe that we have adequate resources to meet our ongoing liquidity needs in both the short-term and the long-term. However, if loss payments on the Company’s insured transactions were to rise significantly, including due to ineligible mortgages in securitizations that we have insured, or market or adverse economic conditions persist for an extended period of time or worsen, or the Company is unable to sell assets at values necessary to satisfy payment obligations, or is unable to access new capital through the issuance of equity or debt, or experiences an unexpected acceleration of payments required to settle liabilities, the Company could face additional liquidity pressure in all of its operations and businesses through increased liquidity demands on the Company or a decrease in its liquidity supply. These pressures could arise from exposures beyond residential mortgage-related stress, which to date has been the main cause of stress.

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

Defaults, credit impairments and adverse capital market conditions such as we are currently experiencing, can create payment requirements as a result of our irrevocable pledges to pay principal and interest, or other amounts owing on insured obligations, when due. Additionally, our U.S. public finance insurance segment requires cash for the payment of operating expenses. Finally, National also provides liquid assets to our asset/liability products segment through matched repurchase and reverse repurchase agreements to support its business operations and liquidity position, as described below.

Since inception, National, the entity from which we conduct our U.S. public finance insurance business, has generated positive cash flow from operations, and its cash outflows have been relatively stable and predictable. National held cash and short-term investments of $546 million as of September 30, 2010, of which $448 million was highly liquid and consisted predominately of highly rated municipal, U.S. agency and corporate bonds. In addition, the remainder of National’s investments, excluding those pledged to our asset/liability products business under the matched repurchase and reverse repurchase agreements, are also liquid and highly rated. The Company believes that the liquidity position of its U.S. public finance insurance segment is sufficient to meet cash requirements in the ordinary course of business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

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

As a result of the transaction executed with Channel Re and its previous shareholders in the third quarter of 2010, MBIA Corp. acquired a substantial portion of the assets previously held by Channel Re. These assets consist primarily of U.S. Treasury and high quality corporate bonds which can readily be sold to raise liquidity at MBIA Corp. The transaction resulted in an increase in MBIA Corp.’s statutory capital position.

Since the fourth quarter of 2007, MBIA Corp. has made $6.6 billion of cash payments, before reinsurance and collections and including payments made to consolidated VIEs, associated with RMBS securitizations and policy termination and claim payments relating to CDS contracts referencing CDO-squared and multi-sector CDOs. These cash payments also include loss payments of $374 million made in the first nine months of 2010 on behalf of our consolidated VIEs. In MBIA Corp.’s outstanding insured portfolio, these types of insured exposures have exhibited the highest degree of payment volatility and continue to pose material liquidity risk to MBIA Corp. As a result of the placement of ineligible loans in RMBS securitizations and current economic stress, MBIA Corp. could incur additional payment obligations beyond these mortgage-related exposures, which may be substantial, increasing the stress on its liquidity position.

Of the $6.6 billion, MBIA Corp. has paid $5.2 billion of claims on policies insuring second-lien RMBS securitizations. We believe these payments were driven primarily by a substantial number of ineligible mortgages being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. As a result, payments have been far in excess of the level that might be expected in an economic downturn. We believe the current liquidity position of MBIA Corp. is adequate to make expected future payments on these exposures, but the degree of loss within these transactions has been unprecedented, and continued elevated levels of payments will cause additional stress on our liquidity position.

There are three primary types of policy payment requirements in our structured finance and international financial guarantee contracts: (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; and (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has exhausted their share of losses. As in our U.S. public finance business, our structured finance and international insurance segment’s financial guarantee contracts and CDS contracts generally cannot be accelerated, thereby mitigating liquidity risk. However, with respect to the insurance of CDS contracts, in certain events, including the insolvency or payment default of the insurer or the issuer of the CDS, the CDS contract is subject to termination and the counterparty can make a claim for the full amount due on termination. Further, in the event of a default in payment of principal, interest or other insured amounts by an insured issuer, our structured finance and international insurance companies generally promise to make funds available in the insured amount generally on the next business day following notification for U.S. transactions and within longer timeframes for international transactions, depending on the terms of the insurance policy. Our structured finance and international insurance companies provide for this payment, in some cases through a third-party bank, upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer.

Additionally, our structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes. MBIA Corp. also provides guarantees to the holders of our asset/liability products debt obligations. If our asset/liability products segment or MBIA Inc. were unable to service the principal and interest payments on its debt and investment agreements, the holders of the insured liabilities would make a claim under the MBIA Corp. insurance policies. MBIA Corp. has lent $2.0 billion to the asset/liability products segment on a secured basis for the purpose of minimizing the risk that such a claim would be made. The loan matures in the fourth quarter of 2011. During the first nine months of 2010, a total of $500 million was repaid and the amount outstanding was $1.1 billion as of September 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

In order to monitor liquidity risk and maintain appropriate liquidity resources for payments associated with our residential mortgage-related exposures, MBIA employs a stress scenario-based liquidity model using the same “Roll Rate Methodology” as described in “Note 10: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements. Using this methodology, the Company estimates the level of payments that would be required to be made under stress-level default assumptions of the underlying collateral taking into account MBIA’s obligation to cover such defaults under our insurance policies. These estimated payments, together with all other significant operating, financing and investing cash flows are forecasted on a monthly basis for a period covering (i) the next 24-months and (ii) then annually thereafter to the final maturity of the longest dated outstanding insured obligation. The stress-loss scenarios and cash flow forecasts are periodically updated to account for changes in risk factors and to reconcile differences between forecasted and actual payments.

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

The Company manages the liquidity of its structured finance and international insurance segment with the goal of maintaining cash and liquid securities in an amount in excess of all projected stress scenario payment requirements. To the extent our liquidity resources fall short of our target liquidity cushions under the stress-loss scenario testing, the Company will seek to increase its cash holdings position by selling or financing assets in its investment portfolio or drawing upon one or more of its contingent sources of liquidity. The Company’s contingent liquidity sources may include cash, investments, and other assets and generally involve the transfer and/or sale of such assets that are unavailable to the legal entity in need of the liquidity resources as a result of the need for regulatory or third party approvals prior to their transfer and/or sale and are, therefore, contingent on the receipt of such approvals, among other things.

As of September 30, 2010, MBIA Corp. had unencumbered cash and available-for-sale investments of $3.2 billion, of which $2.0 billion comprised cash and highly liquid assets of MBIA Insurance Corporation (without regard to its investments in its subsidiaries). The $2.0 billion of cash and highly liquid assets includes the benefit of $595 million of cash and highly liquid assets received from the acquisition of Channel Re and $365 million of cash received from the sale of assets associated with an international infrastructure financing transaction. Additionally, in aggregate, we believe the Company’s remaining contingent sources of liquidity accessible within one to three months totaled approximately $250 million as of September 30, 2010. We believe that MBIA Corp. has sufficient cash on hand, liquid assets and future cash receipts to satisfy expected claims payments.

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

As of September 30, 2010, the corporate activities of MBIA Inc. had $360 million of cash and highly liquid assets available for general corporate liquidity purposes. Existing cash and expected cash flows to the corporate segment are anticipated to be sufficient to cover cash needs through 2015 even if no further dividends are received from asset management or advisory subsidiaries.

In addition to MBIA Inc.’s corporate liquidity needs described above, it issued investment agreements reported within the Company’s asset/liability products segment, all of which are currently collateralized by high-quality liquid investments. The Company’s corporate debt, investment agreements, MTNs, and derivatives may be accelerated by the holders of such instruments upon the occurrence of certain events, such as a breach of covenant or representation, a bankruptcy of MBIA Inc. or the filing of an insolvency proceeding in respect to MBIA Corp. MBIA Inc.’s obligations under its loans from GFL may only be accelerated upon the occurrence of a bankruptcy or liquidation of MBIA Inc. Refer to “Note 12: Business Segments” in the Notes to Consolidated Financial Statements for a description of the GFL loans. In the event of any acceleration of the Company’s obligations, including under its corporate debt, investment agreements, MTNs, or derivatives, the Company may not have sufficient liquid resources to pay amounts due with respect to its corporate debt and other obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The Company has also issued commitments to three pooled investment programs managed or administered by Cutwater-ISC and its subsidiary. As of September 30, 2010, these commitments had a notional amount of $5.8 billion. Although the pooled investment programs hold high-quality short-term investments, there is risk that the Company will be required to make payments or incur a loss under these guarantees in the event of material redemptions by shareholders of the pools and the need to liquidate investments held in the pools. Refer to the “Results of Operations––Advisory Services” section included herein for a description of the pooled investment programs.

National and MBIA Corp. Dividends

Under New York State insurance law, without prior approval of the Superintendent of the NYSID, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. The payment of regular dividends in any 12-month period is limited to the lesser of (i) 10% of policyholders’ surplus as reported in the latest filed statutory financial statements and (ii) 100% of adjusted net investment income. MBIA Corp. is currently unable to pay dividends, including dividends on its preferred stock, due to earned surplus deficits per its statutory financial statement filing as of September 30, 2010.

Effective December 1, 2009, National was redomesticated to the State of New York and is subject to insurance regulations and supervision of the State of New York (its state of incorporation) and all U.S. and non-U.S. jurisdictions in which it is licensed to conduct insurance business. As such, National is subject to New York State insurance law with respect to the payment of dividends as described above. During the second quarter of 2010, National received approval from the NYSID to reset its unassigned surplus to zero as of January 1, 2010. Previously, National had an unassigned surplus deficit principally as a result of the 2009 reinsurance transaction between National and MBIA Corp. whereby National reinsured MBIA Corp.’s U.S. public finance business. Under New York State insurance law, without prior approval of the Superintendent of the NYSID, financial guarantee insurance companies can pay dividends from earned surplus, which is a component of unassigned surplus, subject to meeting minimum capital requirements. The reset provides National with dividend capacity of $84 million as of September 30, 2010. However, we do not intend to declare dividends in 2010. In October, 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the approval of the surplus reset. Refer to “Legal Proceedings – Transformation Litigation” in Part II, Item 1 of this Form 10-Q for a discussion of this action.

Cutwater Dividends

During 2010, as a result of a review of its ongoing capitalization needs, Cutwater Holdings, LLC declared and paid cash dividends of $19 million to MBIA Inc. In the future, we expect that Cutwater will be able to pay dividends to the holding company out of its retained earnings, although there can be no assurance that it will have adequate profitability or that dividends will be paid.

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

LIQUIDITY (continued)

The asset/liability products segment, through MBIA Inc., maintained simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with National for up to $2.0 billion based on the fair value of securities borrowed. As of September 30, 2010, the fair value of security borrowings under these agreements totaled $1.8 billion. The asset/liability products segment has collateralized these security borrowings with assets rated BBB or better and having an aggregate fair value in excess of the securities borrowed. The NYSID approved the Asset Swap in connection with the re-domestication of National to New York. National has agreed to use good faith efforts to reduce the amount of the Asset Swap to no more than 10% of its admitted assets by no later than December 2011.

Other liquidity support outstanding as of September 30, 2010 included a $600 million advance from our corporate segment to our asset/liability products segment and a secured loan between MBIA Inc. and MBIA Corp. for up to $2.0 billion, under which $1.1 billion was outstanding as of September 30, 2010. As of September 30, 2010, including the $2.0 billion of intercompany resources, the asset/liability products segment had cash and investments of $4.6 billion and receivables for securities sold net of payables for securities purchased of $42 million.

Following the Moody’s downgrade of MBIA Corp. to Baa1 in November 2008, most outstanding investment agreements were terminated in accordance with their terms. As of September 30, 2010, we had $4.6 billion in remaining liabilities related to our asset/liability products business, of which $2.3 billion were investment agreements. All of the investment agreements were collateralized by cash or high-grade securities. We believe the asset/liability products program has adequate cash and highly liquid securities to retire all remaining investment agreements where holders have a right to terminate. The remaining $2.3 billion in liabilities consist of MTNs issued by MBIA Global Funding, LLC and term repurchase agreements. We believe no additional collateral or termination provisions would be triggered in the event of a further downgrade of MBIA Corp.’s credit rating. Payments and additional collateral requirements on the liabilities in the asset/liability products segment are expected to be met without the need for additional asset sales in the current stressed credit environment but rather from cash flows from investments and the intercompany facilities described above.

As of September 30, 2010, the asset/liability products segment held $956 million in cash and short-term investments of which $232 million was free cash not pledged as collateral against its liabilities.

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

Consolidated Cash Flows

Operating Cash Flows

For the nine months ended September 30, 2010, net cash used by operating activities totaled $422 million compared with $1.5 billion for the same period of 2009. The Company’s net use of cash in the first nine months of 2010 and 2009 were largely related to loss payments on financial guarantee insurance policies insuring RMBS exposure, partially offset by the tax refund related to the NOL carry back recovery. Cash from operating activities was also adversely impacted by a decrease in net investment income and premium collections. We believe that we have sufficient cash on hand, liquid assets and future cash receipts to satisfy expected claims payments and other expenses in the future.

Investing Cash Flows

For the nine months ended September 30, 2010, net cash provided by investing activities was $3.6 billion compared with $4.7 billion for the same period of 2009. Net cash provided by investing activities in the first nine months of 2010 resulted from sales and redemptions of securities for purposes of funding insurance-related loss payments, investment agreement withdrawals, and repayments of other debt, as well as cash recognized in the consolidation of VIEs. In the first nine months of 2009, net cash provided by investing activities resulted from sales of securities for purposes of funding investment agreement withdrawals and terminations, MTN maturities and repurchases, and improving liquidity in our business segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Financing Cash Flows

For the nine months ended September 30, 2010, net cash used by financing activities was $2.6 billion compared with $3.8 billion for the same period of 2009. Net cash used by financing activities in the first nine months of 2010 principally related to withdrawals of investment agreements, principal payments on VIE notes and payments for the retirement of debt. In the first nine months of 2009, net cash used by financing activities principally related to withdrawals and terminations of investment agreements and maturities and repurchases of MTNs within our asset/liability products segment.

Credit Facilities

Triple-A One, an MBIA-administered multi-seller conduit consolidated in the Company’s conduit segment, historically issued commercial paper to fund assets, which were insured by MBIA Corp. Triple-A One also maintained backstop liquidity facilities covering 100% of the face amount of commercial paper outstanding. During 2008, conditions in the asset-backed commercial paper market deteriorated making it increasingly difficult for Triple-A One to issue new commercial paper at commercially acceptable rates to repay maturing obligations. Accordingly, Triple-A One borrowed under its liquidity facilities to repay maturing commercial paper. MBIA Corp.’s obligations under the financial guarantee policies issued by MBIA Corp. to insure the assets of Triple-A One cannot be accelerated to repay borrowings under the liquidity facilities and these policies only guarantee ultimate payments over time relating to the assets. By September 2008, these facilities were drawn in full and Triple-A One ceased issuing commercial paper. As of September 30, 2010, borrowings under liquidity facilities totaled $428 million and will be repaid as the assets purchased by Triple-A One mature.

Investments

The following discussion of investments, including references to consolidated investments, excludes cash and investments reported under “Assets of consolidated variable interest entities” on our consolidated balance sheets. Cash and investments of VIEs support the repayment of VIE obligations and are not available to settle obligations of MBIA.

Our available-for-sale investment portfolios comprise high-quality fixed-income securities and short-term investments. As of September 30, 2010 and December 31, 2009 the fair value of our consolidated available-for-sale investment portfolio was $12.8 billion, as presented in the following table. Additionally, consolidated cash and cash equivalents as of September 30, 2010 and December 31, 2009 were $903 million and $803 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

			Percent Change
In millions	September 30, 2010	December 31, 2009	2010 vs. 2009
Available-for-sale investments:
U.S. public finance insurance operations segment
Amortized cost	$5,471	$5,257	4%
Unrealized net gain (loss)	147	15	n/m

Fair value	$5,618	$5,272	7%

Structured finance and international insurance operations
Amortized cost	$2,489	$2,206	13%
Unrealized net gain (loss)	11	1	n/m

Fair value	$2,500	$2,207	13%

Corporate segment
Amortized cost	$285	$259	10%
Unrealized net gain (loss)	1	(2)	-150%

Fair value	$286	$257	11%

Advisory services
Amortized cost	$21	$40	-48%
Unrealized net gain (loss)	-	-	n/m

Fair value	$21	$40	-48%

Wind-down operations
Amortized cost	$4,845	$6,194	-22%
Unrealized net gain (loss)	(522)	(1,141)	-54%

Fair value	$4,323	$5,053	-14%

Total available-for-sale investments:
Amortized cost	$13,111	$13,956	-6%
Unrealized net gain (loss)	(363)	(1,127)	-68%

Total available-for-sale investments at fair value	$12,748	$12,829	-1%

Investments carried at fair value:
Structured finance and international insurance operations
Amortized cost	$1	$-	n/m
Unrealized net gain (loss)	-	-	n/m

Fair value	$1	$-	n/m

Corporate segment
Amortized cost	$11	$-	n/m
Unrealized net gain (loss)	-	-	n/m

Fair value	$11	$-	n/m

Advisory services
Amortized cost	$1	$-	n/m
Unrealized net gain (loss)	-	-	n/m

Fair value	$1	$-	n/m

Wind-down operations
Amortized cost	$62	$-	n/m
Unrealized net gain (loss)	(18)	-	n/m

Fair value	$44	$-	n/m

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Total investments carried at fair value:
Amortized cost	$75	$-	n/m
Unrealized net gain (loss)	$(18)	-	n/m

Total investments held as trading at fair value:	$57	$-	n/m

Held-to-maturity investments:
Structured finance and international insurance operations Amortized cost	$1	$2	-50%

Total held-to-maturity investments at amortized cost	$1	$2	-50%

Consolidated investments at carrying value	$12,806	$12,831	0%

n/m - Percentage change not meaningful.

The carrying value of our consolidated investment portfolio was $12.8 billion as of September 30, 2010 and December 31, 2009.

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

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of September 30, 2010 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance		Structured Finance and International		Advisory Services		Corporate		Wind-down Operations		Total

In millions	Fair Value	% of Fixed- Income Invest- ments	Fair Value	% of Fixed- Income Invest- ments	Fair Value	% of Fixed- Income Invest- ments	Fair Value	% of Fixed- Income Invest- ments	Fair Value	% of Fixed- Income Invest- ments	Fair Value	% of Fixed- Income Invest- ments
Available-for-sale:

Aaa	$2,329	46%	$940	62%	$1	100%	$-	0%	$633	20%	$3,903	40%

Aa	2,123	41%	164	11%	-	0%	-	0%	598	19%	2,885	29%

A	504	10%	183	12%	-	0%	-	0%	984	31%	1,671	17%
Baa	104	2%	77	5%	-	0%	-	0%	566	18%	747	8%

Below investment grade	6	0%	160	10%	-	0%	-	0%	271	9%	437	4%

Not rated	48	1%	3	0%	-	0%	-	0%	114	3%	165	2%

Total	$5,114	100%	$1,527	100%	$1	100%	$-	0%	$3,166	100%	$9,808	100%

Short-term investments	501		963		19		277		898		2,658

Investments held-to-maturity	-		1		-		-		-		1

Investments held at fair value	-		1		1		11		44		57

Other investments	3		9		1		9		260		282

Consolidated investments at carrying value	$5,618		$2,501		$22		$297		$4,368		$12,806

As of September 30, 2010, the weighted average credit quality of the Company’s available-for-sale investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations
Weighted average credit quality ratings	Aa	Aa	Aaa	-	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of September 30, 2010, Insured Investments at fair value represented $2.1 billion or 16% of consolidated investments, of which $1.0 billion or 8% of consolidated investments were Company-Insured Investments.

As of September 30, 2010, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the A range, and 5% of the total investment portfolio would be rated below investment grade.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The distribution of the Company’s Insured Investments by financial guarantee insurer as of September 30, 2010 is presented in the following table:

In millions	U.S. Public Finance		Structured Finance and International		Wind-down Operations		Total
	Fair Value	% of Fixed- Income Invest- ments	Fair Value	% of Fixed- Income Invest- ments	Fair Value	% of Fixed- Income Invest- ments	Fair Value	% of Fixed- Income Invest- ments
MBIA Corp.	$1	0%	$159	1%	$465	4%	$625	5%
FSA	289	2%	2	0%	335	3%	626	5%
Ambac	86	1%	1	0%	190	1%	277	2%
National	291	2%	-	0%	104	1%	395	3%
FGIC	13	0%	4	0%	127	1%	144	1%
Other	10	0%	1	0%	13	0%	24	0%

Total	$690	5%	$167	1%	$1,234	10%	$2,091	16%

In purchasing Insured Investments, the Company independently assesses the underlying credit quality, structure and liquidity of each investment, in addition to the creditworthiness of the insurer. Insured Investments are diverse by sector, issuer and size of holding. The Company assigns underlying ratings to its Insured Investments without giving effect to financial guarantees based on underlying ratings assigned by Moody’s, or another external agency, when a rating is not published by Moody’s. When an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment. A downgrade of a financial guarantee insurer will likely have an adverse affect on the fair value of investments insured by the downgraded financial guarantee insurer. If MBIA determines that declines in the fair values of Insured Investments are other-than-temporary, the Company will record a realized loss through earnings.

The underlying ratings of the Company-Insured Investments as of September 30, 2010 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions
Underlying Ratings Scale	U.S. Public Finance Insurance	Structured Finance and International Insurance	Wind-down Operations	Total
National:
Aa	$94	$-	$43	$137
A	131	-	16	147
Baa	56	-	45	101
Below investment grade	10	-	-	10

Total National	$291	$-	$104	$395

MBIA Corp.:
Aaa	$-	$10	$155	$165
Aa	-	9	29	38
A	-	-	83	83
Baa	-	-	157	157
Below investment grade	1	140	41	182

Total MBIA Corp.	$1	$159	$465	$625

Total MBIA Insured Investments	$292	$159	$569	$1,020

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of September 30, 2010, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range, the weighted average rating of only the Company-Insured Investments was in the Baa range, and 2% of the company-insured investment portfolio was rated below investment grade.

Impaired Investments

As of September 30, 2010, the Company had a gross unrealized loss of $722 million related to its consolidated available-for-sale investment portfolio. The consolidated gross unrealized loss of $722 million primarily included $347 million related to the asset-backed sector, $209 million related to MBS, and $118 million related to corporate obligations.

The following table presents the fair values and gross unrealized losses by credit rating category of ABS included in our consolidated investment portfolio as of September 30, 2010 for which fair value was less than amortized cost. Of the total $13.0 billion of fair value and $722 million of unrealized losses of consolidated available-for-sale investments, $818 million of fair value and $270 million of unrealized losses relates to ABS included in our asset/liability products investment portfolio. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of September 30, 2010 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For Insured Investments, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

									Below
In millions	Aaa		Aa		A		Baa		Investment Grade		Not Rated		Total
Asset-Backed Sector	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss
ABS CDO	$11	$(24)	$4	$(5)	$6	$(3)	$2	$(1)	$38	$(111)	$-	$-	$61	$(144)

Corporate CDO	182	(40)	37	(3)	2	-	25	(14)	2	(6)	31	(27)	279	(90)

Auto loans	3	-	-	-	-	-	31	-	12	(1)	-	-	46	(1)

Credit cards	81	(4)	31	-	-	-	2	-	3	-	2	-	119	(4)

Equipment Leases	-	-	-	-	-	-	36	(3)	-	-	-	-	36	(3)

Small business/ student loans	21	(3)	-	-	-	-	23	(8)	-	-	-	-	44	(11)

Other ABS	111	(13)	30	(9)	122	(63)	38	(7)	19	(2)	-	-	320	(94)

Total	$409	$(84)	$102	$(17)	$130	$(66)	$157	$(33)	$74	$(120)	$33	$(27)	$905	$(347)

Eighty-eight percent of our investments in ABS reported in the preceding table were rated investment grade with 45% rated Aaa. Of the $905 million of ABS investments reported in the preceding table, $358 million include the benefit of guarantees provided by MBIA Corp. and $214 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed ABS investments using the higher of the guarantors’ ratings or the underlying bond ratings was Aa1 and the average underlying credit rating of guaranteed ABS investments, without giving effect to the guarantees, was A1. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $156 million or 17% of the securities included in the preceding table were rated below investment grade.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of MBS included in our consolidated investment portfolio as of September 30, 2010 for which fair value was less than amortized cost:

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Mortgage- Backed Securities	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss
RMBS:
Collateralized	$39	$(2)	$54	$(18)	$-	$-	$-	$-	$30	$(48)	$41	$(2)	$164	$(70)
Home Equity	3	-	98	(36)	5	-	8	(1)	120	(82)	-	-	234	(119)
Pass-through securities	681	(3)	-	-	-	-	-	-	-	-	-	-	681	(3)
Other	1	-	18	(10)	1	-	-	-	12	(4)	-	-	32	(14)
CMBS	1	-	14	(3)	-	-	-	-	-	-	-	-	15	(3)

Total	$725	$(5)	$184	$(67)	$6	$-	$8	$(1)	$162	$(134)	$41	$(2)	$1,126	$(209)

Eighty-two percent of our investments in MBS reported in the preceding table were rated investment grade with 64% rated Aaa. Of the $1.1 billion of MBS investments reported in the preceding table, $271 million include the benefit of guarantees provided by third-party financial guarantors and $23 million include the benefit of guarantees provided by MBIA Corp. The average credit rating of all guaranteed MBS investments using the higher of the guarantors’ ratings or the underlying bond ratings was Aa1 and the average underlying credit rating of guaranteed MBS investments, without giving effect to the guarantees, was A1. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $351 million or 31% of the securities included in the preceding table were rated below investment grade.

The following table presents the fair values and gross unrealized losses by credit rating category of direct corporate obligations included in our consolidated investment portfolio as of September 30, 2010 for which fair value was less than amortized cost:

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Corporate Obligations	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss
Corporate Obligations	$12	$-	$119	$(9)	$527	$(39)	$244	$(47)	$145	$(16)	$52	$(7)	$1,099	$(118)

Total	$12	$-	$119	$(9)	$527	$(39)	$244	$(47)	$145	$(16)	$52	$(7)	$1,099	$(118)

Eighty-two percent of our investments in corporate obligations reported in the preceding table were rated investment grade with 1% rated AAA. Of the $1.1 billion of corporate obligations reported in the preceding table, $68 million include the benefit of guarantees provided by MBIA Corp., $46 million include the benefit of guarantees provided by third-party financial guarantors, and $18 million include the benefit of guarantees provided by National. The average credit rating of all guaranteed corporate obligations included in the preceding table using the higher of the guarantors’ ratings or the underlying bond ratings was Aaa and the average underlying credit rating of these guaranteed corporate obligations without giving effect to the guarantees was Aaa. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp. and National, $145 million or 13% of the securities included in the preceding table were rated below investment grade.

Investments for which the Company has recorded unrealized losses are tested quarterly for other-than-temporary impairment. For each security that meets the threshold of either 20% impaired at the time of review or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period, a further analysis of the security is performed to assess if the impairment is other than temporary. The analysis considers whether MBIA has the intent to sell the securities or more likely than not will be required to sell the securities before their anticipated recovery. We have reviewed the above securities as part of our assessment of other-than-temporary impairments of our entire investment portfolio. During our review, we assessed (i) the magnitude and duration of declines in fair value and (ii) the reasons for the declines, such as general credit spread movements in each asset-backed sector, transaction-specific changes in credit spreads, credit rating downgrades, modeled defaults, and principal and interest payment priorities within each investment structure and (iii) whether MBIA has the intent to sell the securities or more likely than not will be required to sell the securities before their anticipated recovery. Based on our assessments of other-than-temporary impairments within our investment portfolios, we concluded that 10 ABS included in the preceding table were other-than-temporarily impaired and we recorded realized losses of $15 million during 2010 on those securities through current earnings. Other-than-temporary impairments of ABS investments resulted from our reassessment of the likelihood we will not receive an amount equal to our amortized cost over the remaining maturities of the securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

We consider all sources of cash flows in evaluating if a security is other-than-temporarily impaired, and therefore, we do not record other-than-temporary impairments related to credit concerns about issuers of securities insured by the Company since investors in these securities, including MBIA, are guaranteed payment of principal and interest.

Refer to “Note 7: Investments” in the Notes to Consolidated Financial Statements for a further discussion about impaired investments.

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

The following table presents the values of the Company-Insured Investments for which fair value is less than amortized cost, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company, as of September 30, 2010. The amortized cost represents the par value owned adjusted for any purchase price premium or discount. The insurance loss reserves represent the present value of the total amount of debt service payments (principal and interest) the Company expects to make over the term of the securities. If the Company were to hold the Company-Insured Investments presented in the following table to maturity, the unrealized loss recorded in accumulated other comprehensive income would reverse to zero and any losses resulting from the issuers inability to pay principal or interest would be recorded as an insurance loss in the Company’s consolidated statement of operations. Additionally, the difference between amortized cost and the par value of a security will be recorded in earnings through the accretion of the discount or amortization of the premium over the term of the security.

In millions	As of September 30, 2010
Security Type	Amortized Cost	Fair Value	Unrealized Loss Recorded in Other Comprehensive Loss	Insurance Loss Reserve(1)
Mortgage-backed securities	$16	$10	$(6)	$2
Asset-backed securities	420	316	(104)	2
Corporate obligations	30	26	(4)	-
State and municipal bonds	229	213	(16)	-

Total	$695	$565	$(130)	$4

(1) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Debt Obligations

Principal payments due under our debt obligations in the three months ending December 31, 2010 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. The repayment of principal on our Surplus Notes is reflected in 2013, the first call date. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of September 30, 2010, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of September 30, 2010
In millions	Three Months Ended December 31, 2010	2011	2012	2013	2014	Thereafter	Total
Structured finance and international insurance segment:
Variable interest entity notes	$134	$390	$434	$417	$363	$6,382	$8,120
Surplus notes	-	-	-	945	-	-	945
Corporate-segment:
Short-term debt	-	72	-	-	-	-	72
Long-term debt	-	-	-	-	-	908	908
Asset/liability products segment:
Investment agreements	316	132	564	184	267	942	2,405
Medium-term notes	71	16	141	56	92	2,364	2,740
Securities sold under agreements to repurchase	-	-	470	-	-	-	470
Conduit segment:
Medium-term notes	-	-	-	-	173	955	1,128
Long-term liquidity loans	5	17	18	19	10	359	428

Total	$526	$627	$1,627	$1,621	$905	$11,910	$17,216

Variable interest entity notes increased significantly from December 31, 2009 as a result of the consolidation of additional VIEs in accordance with new accounting guidance adopted by the Company in the first quarter of 2010. Additionally, the Company repaid all remaining debt outstanding under the Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) in the third quarter of 2010. Principal amounts outstanding under TALF loans totaled $293 million as of December 31, 2009 and were repaid using the proceeds from the ABS financed by the TALF loans.

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

MARKET RISK (continued)

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2010 from instantaneous shifts in interest rates.

	Change in Interest Rates

In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$248	$260	$180	$(229)	$(468)	$(703)

Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2010 from instantaneous shifts in foreign exchange rates.

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(28)	$(14)	$14	$28

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments (including investment securities and investment agreement and MTN obligations) as of September 30, 2010 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. MBIA Corp.’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally change in opposite direction from the liability portfolio.

	Change in Credit Spreads

In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$199	$146	$(136)	$(535)

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. All these transactions were insured by the Company’s structured finance and international insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of September 30, 2010, approximately 22% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s wind-down operations enter into single-name CDSs as part of its asset management activities. In 2010, the value of the Company’s credit derivative contracts was affected predominantly by the effect of the Company’s own credit risk on the portfolio. As risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

In 2006 and 2007, the Company’s portfolio of insured structured CDSs became increasingly concentrated in transactions where the underlying reference obligations comprised CMBS and asset-backed collateral including RMBS, in addition to corporate securities. As a result, the portfolio is more sensitive to changes in credit spreads in those sectors. Beginning in the second half of 2007, credit spreads in those sectors increased significantly, resulting in a substantial decrease in the fair value of the Company’s portfolio of structured CDSs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

MARKET RISK (continued)

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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of September 30, 2010. In scenarios where credit spreads decreased, a floor of zero was used. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Credit Spreads

In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$1,831	$638	$173	$-	$(182)	$(742)	$(2,140)
Estimated net fair value	$(3,643)	$(4,836)	$(5,301)	$(5,474)	$(5,656)	$(6,216)	$(7,614)

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

Since the Company is now using collateral prices as an input into the new Direct Price Model for certain multi-sector insured CDO’s, a sensitivity analysis below shows the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in collateral prices as of September 30, 2010.

	Change in Collateral Prices
	(Structured Finance and International Insurance Operations)

In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$147	$74	$-	$(77)	$(153)
Estimated net fair value	$(5,330)	$(5,403)	$(5,477)	$(5,554)	$(5,630)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

MARKET RISK (continued)

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a one and three notch rating change in the credit quality as of September 30, 2010. A notch represents a one step movement up or down in the credit rating. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Credit Ratings
	(Structured Finance and International Insurance Operations)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$1,595	$465	$-	$(368)	$(935)
Estimated net fair value	$(3,882)	$(5,012)	$(5,477)	$(5,845)	$(6,412)

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of September 30, 2010. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Recovery Rates
	(Structured Finance and International Insurance Operations)

In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$423	$248	$-	$(236)	$(489)
Estimated net fair value	$(5,054)	$(5,229)	$(5,477)	$(5,713)	$(5,966)

Accounting principles for fair value measurements and disclosures require the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivative portfolio using upfront credit spreads of 0%, an increase of 15%, and a decrease of 30%. The actual upfront spread used in the valuation as of September 30, 2010 ranged from 23.5% to 58.5% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Upfront Credit Spread
	(Structured Finance and International Insurance Operations)
In millions	Increase by 15 Percent	No Change	Decrease by 30 Percent	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$108	$-	$(1,254)	$(7,817)
Estimated net fair value	$(5,369)	$(5,477)	$(6,731)	$(13,294)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

MARKET RISK (continued)

With the inclusion of the MBIA recovery rate in the calculation of nonperformance risk for insured CDS liabilities, the following sensitivity analysis shows the change in fair value of insured CDS liabilities due to changes in that recovery rate. The values we are showing below reflect the approximate trading range of the MBIA recovery rate in the last few months.

	MBIA’s Recovery Rate
	(Structured Finance and International Insurance Operations)

In millions	Decrease to 15 Percentage Points	No Change	Increase to 40 Percentage Points
Estimated pre-tax net gains (losses)	$1,488	$-	$(3,295)
Estimated net fair value	$(3,989)	$(5,477)	$(8,772)

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

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that plaintiffs’ claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. On November 12, 2008, the United States Court of Appeals for the Second Circuit affirmed the Court’s dismissal on statute of limitations grounds, but remanded the case to allow the plaintiffs to file an amended complaint. The Second Consolidated Amended Class Action Complaint was filed on February 18, 2009. The defendants filed their renewed motion to dismiss on April 17, 2009, and on September 24, 2009, the Court granted that motion and dismissed plaintiffs’ complaint with prejudice. On November 2, 2009, the plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit. On April 27, 2010, plaintiffs filed their opening brief. On June 22 and 24, 2010, individual defendants Juliette Tehrani and David Elliot, respectively, were voluntarily dismissed from the litigation. Argument on plaintiffs’ appeal was heard on November 1, 2010.

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re MBIA Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff, the Teachers’ Retirement System of Oklahoma, seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to collateralized debt obligations (“CDOs”) containing residential mortgage-backed securities (“RMBS”), specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. On April 30, 2010, plaintiffs filed their Second Consolidated Amended Class Action Complaint. The motion to dismiss the Second Consolidated Amended Class Action Complaint filed on behalf of Messrs. Chaplin and Dunton was fully briefed as of October 29, 2010.

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

The claims as they now stand allege participation by all defendants in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and not-for-profit issuers and thus created market demand for bond insurance. Plaintiffs also allege that the individual bond insurers participated in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and each failed adequately to disclose the impact of those transactions on their financial condition. In addition to the statutory antitrust claim, plaintiffs asserts common law theories in breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, negligence, and unjust enrichment. The non-municipal plaintiffs also allege a California unfair competition cause of action. Defendants’ demurrers were filed on September 17, 2010 and plaintiffs’ opposition to demurrers were filed on October 22, 2010. A hearing on the demurrers is scheduled for December 14, 2010.

On July 23, 2008, the City of Los Angeles filed a separate complaint in the Superior Court, County of Los Angeles, naming as defendants the Company and other financial institutions, and alleging fraud and violations of California’s antitrust laws through bid-rigging in the sale of guaranteed investment contracts and what plaintiff calls “municipal derivatives” to municipal bond issuers. The case was removed to federal court and transferred by order dated November 26, 2008, to the Southern District of New York for inclusion in the multidistrict litigation In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950. Complaints making the same allegations against the Company and nearly all of the same co-defendants were then or subsequently filed by the County of San Diego, the City of Stockton, the County of San Mateo, the County of Contra Costa, Los Angeles World Airports, the Redevelopment Agency of the City of Stockton, the Public Financing Authority of the City of Stockton, the County of Tulare, the Sacramento Suburban Water District, Sacramento Municipal Utility District , the City of Riverside, the Redevelopment Agency of the City of Riverside, the Public Financing Authority of the City of Riverside, Redwood City, the East Bay Municipal Utility District, the Redevelopment Agency of the City and County of San Francisco, the City of Richmond, the City of San Jose, the San Jose Redevelopment Agency. These cases have all been added to the multidistrict litigation. Plaintiffs in all of the cases assert federal as well as California state antitrust claims. In February, 2010, the Company moved to dismiss the then-existing complaints and, on April 28, 2010, Judge Victor Marrero denied the motion. The Company’s motion for reconsideration was denied on May 3, 2010. The State of West Virginia, previously a plaintiff in the multidistrict proceeding making federal antitrust claims, amended its complaint to add the Company as a defendant on June 21, 2010. The Company has answered some of the complaints, denying the material allegations, and is preparing to answer the others. On September 21, 2010, a complaint was filed in the U.S. District Court for the Eastern District of New York by the Active Retirement Community (dba Jefferson’s Ferry), a not-for-profit retirement community operator. This case will be coordinated with the other related-cases in the Southern District of New York for inclusion in the multidistrict litigation.

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

On April 5, 2010, Tri-City Healthcare District, a California public healthcare legislative district, filed a complaint in the Superior Court of California, County of San Francisco, against MBIA Inc., MBIA Corp., National, and certain MBIA employees (collectively for this paragraph, “MBIA”), among other parties (various financial institutions and law firms). The complaint purports to state 19 causes of action (12 against MBIA) for fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, economic duress and statutory claims for unfair business practices and violation of the California False Claims Act arising from Tri-City Healthcare District’s investment in auction rate securities. On September 7, 2010, plaintiff filed its Second Amended Complaint. A demurrer was filed on behalf of the Company and related-defendants on October 22. Oppositions to demurrers and related motions are due November 19, 2010. A hearing is scheduled for January 6, 2011.

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

Recovery Litigation

On September 30, 2008, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleged that Countrywide fraudulently induced MBIA to provide financial guarantee insurance on securitizations of home equity lines of credit and closed end second-liens by misrepresenting the true risk profile of the underlying collateral and Countrywide’s adherence to its strict underwriting standards and guidelines. The complaint also alleged that Countrywide breached its representations and warranties and its contractual obligations, including its obligation to cure or repurchase ineligible loans as well as its obligation to service the loans in accordance with industry standards. In an order dated July 8, 2009, the New York State Supreme Court denied Countrywide’s motion to dismiss in part, allowing the fraud cause of action to proceed against all three Countrywide defendants and the contract causes of action to proceed against Countrywide Home Loans, Inc. All parties have filed notices of appeal and defendants filed their answer to the complaint on August 3, 2009. On August 24, 2009, MBIA Corp. filed an amended complaint, adding Bank of America and Countrywide Home Loans Servicing LP as defendants and identifying an additional five securitizations. On April 29, 2010, Judge Eileen Bransten denied defendants’ motion to dismiss Bank of America and allowed MBIA Corp.’s claims for successor and vicarious liability to proceed against Bank of America, as well as upholding MBIA Corp.’s fraud claim. On May 28, 2010, defendants filed their notice of appeal with respect to the denial of the dismissal of MBIA Corp.’s claims for fraud and breach of the implied covenant of good faith and fair dealing. On June 11, 2010, MBIA Corp. filed its cross notice of appeal with respect to the dismissal of its claims of negligent misrepresentation and the limitation of its claim for breach of implied covenant of good faith and fair dealing. Briefing on the appeals was complete as of October 25, 2010, and argument will be heard in the November Term of the New York Supreme Court, Appellate Division, First Department. On September 27, 2010, argument was heard on MBIA Corp.’s motion in limine requesting a ruling that it may offer evidence relating to statistically valid random samples of loans from each of the Countrywide securitizations in support of its contract and contract-related and fraud cases of action purposes of determining liability and damages.

On July 10, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against Bank of America Corporation, Countrywide Financial Corporation, Countrywide Home Loans, Inc., Countrywide Securities Corporation, Angelo Mozilo, David Sambol, Eric Sieracki, Ranjit Kripalani, Jennifer Sandefur, Stanford Kurland, Greenwich Capital Markets, Inc., HSBC Securities (USA) Inc., UBS Securities, LLC, and various Countrywide-affiliated Trusts. The complaint alleges that Countrywide made numerous misrepresentations and omissions of material fact in connection with its sale of certain RMBS, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA as the insurer of the income streams on these securities. On June 21, 2010, MBIA Corp. filed its second amended complaint. Defendants’ demurrers were fully briefed as of September 23, 2010 and argument was heard on October 22, 2010. The court has allowed limited discovery to proceed while otherwise staying the case pending further developments in the New York Countrywide action described in the prior paragraph.

On October 15, 2008, MBIA Corp. commenced an action in the United States District Court for the Southern District of New York against Residential Funding Company, LLC (“RFC”). On December 5, 2008, a notice of voluntary dismissal without prejudice was filed in the Southern District of New York and the complaint was re-filed in the Supreme Court of the State of New York, New York County. The complaint alleges that RFC fraudulently induced MBIA Corp. to provide financial guarantee policies with respect to five RFC closed-end home equity second-lien and HELOC securitizations, and that RFC breached its contractual representations and warranties, as well as its obligation to repurchase ineligible loans, among other claims. On December 23, 2009, Justice Fried denied in part RFC’s motion to dismiss MBIA’s complaint with respect to MBIA’s fraud claims. On March 19, 2010, MBIA Corp. filed its amended complaint. On May 14, 2010, RFC filed a motion to dismiss only the renewed negligent misrepresentation claim. Argument on RFC’s renewed motion to dismiss was heard on October 21, 2010 and a decision is pending.

On April 1, 2010, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against GMAC Mortgage, LLC. The complaint alleges fraud and negligent misrepresentation on the part of GMAC Mortgage, LLC in connection with the procurement of financial guarantee insurance on three RMBS transactions, breach of GMAC Mortgage, LLC’s representations and warranties and its contractual obligation to cure or repurchase ineligible loans and breach of the implied duty of good faith and fair dealing. On June 4, 2010, GMAC Mortgage LLC’s filed its motion to dismiss. Argument on GMAC Mortgage LLC’s motion was heard on September 23, 2010 and a decision is pending.

On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc (“Credit Suisse”). The complaint seeks damages for fraud and breach of contractual obligations in connection with the procurement of financial guarantee insurance on the Home Equity Mortgage Trust Series 2007-2 securitization. The complaint alleges, among other claims, that Credit Suisse falsely represented (i) the attributes of the securitized loans; (ii) that the loans complied with the governing underwriting guidelines; and (iii) that Credit Suisse had conducted extensive due diligence on the securitized loans to ensure compliance with the underwriting guidelines. The complaint further alleges that the defendants breached their contractual obligations to cure or repurchase loans found to be in breach of the representations and warranties applicable thereto and denied MBIA the requisite access to all records and documents regarding the securitized loans. On August 9, 2010, the court denied Credit Suisse’s motion to dismiss.

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

On April 30, 2009, MBIA Corp. and LaCrosse commenced an action in the New York State Supreme Court, New York County, against Merrill Lynch, Pierce, Fenner and Smith, Inc. and Merrill Lynch International. The complaint (amended on May 15, 2009) seeks damages in an as yet indeterminate amount believed to be in excess of several hundred million dollars arising from alleged misrepresentations and breaches of contract in connection with eleven credit default swap (“CDS”) contracts pursuant to which MBIA wrote protection in favor of Merrill Lynch and other parties on a total of $5.7 billion in CDOs arranged and marketed by Merrill Lynch. The complaint also seeks rescission of the CDS contracts. On April 9, 2010, Justice Bernard Fried denied in part and granted in part Merrill Lynch’s motion to dismiss. On April 13, 2010, MBIA Corp. filed a notice of appeal with respect to the dismissal of its claims for fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing. Merrill Lynch filed its cross notice of appeal regarding the breach of contract claim that survived the motion to dismiss. On August 9, 2010, MBIA Corp. filed its opening appellate brief. Merrill Lynch filed its brief on October 6, 2010. MBIA Corp.’s reply brief was filed on November 1, 2010. The case is scheduled to be heard during the December term of the New York Supreme Court, Appellate Division, First Department.

On January 21, 2010, MBIA Corp. and LaCrosse commenced an action in New York State Supreme Court, Westchester County, against Royal Bank of Canada and RBC Capital Markets Corporation (“RBC”) relating to three CDS transactions and related insurance policies referencing Logan CDO I, Ltd., Logan CDO II, Ltd. and Logan CDO III, Ltd. (the “Logan CDOs”). The complaint alleges RBC fraudulently or negligently induced MBIA to insure the Logan CDOs, claims for breach of contract and promissory estoppel, and challenges RBC’s failure to issue credit event and related notifications in accordance with contractual obligations for the Logan CDOs. On August 19, 2010, the court denied in part RBC’s motion to dismiss. On October 11, 2010, RBC filed its Notice of Appeal of the decision denying in part its motion to dismiss. On October 8, 2010, Justice Scheinkman recused himself from the case and it has been reassigned to Justice William J. Giacomo.

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

On September 22, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against IndyMac ABS, Inc., Home Equity Mortgage Loan Asset-Backed Trust, Series 2006-H4, Home Equity Mortgage Loans Asset-Backed Trust, Series INDS 2007-I, Home Equity Mortgage Loan Asset-Backed Trust, Series INDS 2007-2, Credit Suisse Securities (USA), L.L.C., UBS Securities, LLC, JPMorgan Chase & Co., Michael Perry, Scott Keys, Jill Jacobson, and Kevin Callan. The Complaint alleges that IndyMac Bank made numerous misrepresentations and omissions of material fact in connection with its sale of certain RMBS, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA Corp. commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA Corp. as the insurer of the income streams on these securities. On October 19, 2009, MBIA Corp. dismissed IndyMac ABS, Inc. from the action without prejudice. On October 23, 2009, defendants removed the case to the United States District Court for the Central District of California. On November 30, 2009, the IndyMac trusts were consensually dismissed from the litigation. On December 23, 2009, federal District Court Judge S. James Otero of the Central District of California granted MBIA Corp.’s motion to remand the case to Los Angeles Superior Court. On March 25, 2010, the case was reassigned to Judge Carl West. On June 4, 2010, defendants filed their Answers and Motion for Judgment on the Pleadings. MBIA Corp.’s opposition was filed on June 23, 2010. On August 3, 2010, the court denied defendants Motion for Judgment on the Pleadings in its entirety.

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

On June 15, 2009, the same group of 19 domestic and international financial institutions who filed the above described plenary action in New York State Supreme Court filed a proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled ABN AMRO Bank N.V. et al. v. Eric Dinallo, in his capacity as Superintendent of the New York State Insurance Department, the New York State Insurance Department, MBIA Inc. et al. In its motions to dismiss the three above-referenced plenary actions, the Company argued that an Article 78 proceeding is the exclusive forum in which a plaintiff may raise any challenge to the Transformation approved by the Superintendent of the Department of Insurance. The petition seeks a judgment (a) declaring void and to annul the approval letter of the Superintendent of the Department of Insurance, (b) to recover dividends paid in connection with the Transactions, (c) declaring that the approval letter does not extinguish plaintiffs’ direct claims against MBIA Inc. and its subsidiaries in the plenary action described above. MBIA and the New York State Insurance Department filed their answering papers to the Article 78 Petition on November 24, 2009 and argued that based on the record and facts, approval of Transformation and its constituent transactions was neither arbitrary nor capricious nor in violation of New York Insurance Law. On April 7, 2010, Justice Yates ordered that the Article 78 proceeding continue on a separate, expedited schedule from the other three Transformation-related litigations. A trial date has been set for January 19, 2011.

On October 22, 2010, a similar group of domestic and international financial institutions who filed the above described Article 78 proceeding and related plenary action in New York State Supreme Court filed an additional proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled Barclays Bank PLC et. al. v. James Wrynn, in his capacity as Superintendent of the New York State Insurance Department, the New York State Insurance Department, MBIA Inc. et al. This petition challenges the New York State Insurance Department’s June 22, 2010 approval of National’s restatement of earned surplus.

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

As of September 30, 2010, our loss reserve estimates include $1.5 billion, net of reinsurance and income tax, of expected recoveries for put-backs of ineligible loans in our insured transactions which is in excess of 50% of the consolidated total shareholders’ equity of MBIA Inc., excluding preferred stock of subsidiaries. A substantial majority of our put-back claims have been disputed by the loan sellers/servicers and are currently subject to litigation. In addition, there is some risk that a seller/servicer or other responsible party might not be able to satisfy any judgment we secure in litigation. While we believe that we will prevail in the litigation, there is some uncertainty with the outcome. There can be no assurance that we will be completely successful, or that we will not be delayed, in realizing these recoveries.

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

Although government sponsored market participants have been successful in putting back ineligible mortgages to sellers/servicers, and other guarantee insurers situated similarly to MBIA have recorded similar expected recoveries for RMBS transaction losses, recoveries of the nature, scope and magnitude that we have recorded have not yet been realized by another financial guarantee insurer.

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

There can be no assurance that we will be successful, or that we will not be delayed, in enforcing the agreements governing the transactions we insure, and the failure to enforce such contractual provisions could have a material adverse effect on our liquidity and financial condition

While we have sought to underwrite direct RMBS, commercial mortgage-backed securities (“CMBS”) and CDOs of asset-backed securities (“ABS”) with levels of subordination and other credit enhancements designed to protect us from loss in the event of poor performance of the underlying assets collateralizing the securities in the insured portfolio, there can be no assurance that we will be successful, or that we will not be delayed, in enforcing the subordination provisions, credit enhancements or other contractual provisions of the RMBS, CMBS and CDOs of ABS that we insure in the event of litigation or the bankruptcy of other transaction parties. In addition, although we are confident in our interpretation of the subordination provisions of the CDO transactions we have insured, our insured CDO transactions have not previously been subject to judicial consideration and it is uncertain how the subject documents in those transactions will be interpreted by the courts in the event of an action for enforcement. Furthermore, we are required to pay losses on these securities until such time as we are able to enforce our contractual rights. Accordingly, the failure to timely enforce such subordination provisions, credit enhancements and other contractual provisions could have a material adverse effect on our liquidity and financial condition.

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

Our insured credit derivatives could be subject to collateral posting and/or capital requirements as a result of financial regulatory reforms, resulting in potentially significant adverse financial implications for MBIA Corp.

In July 2010, the Dodd-Frank Reform and Consumer Protection Act was signed into law for the purpose of enacting broad financial industry regulation reform, including by enhancing regulation of over-the-counter derivatives through, among other things, imposing margin and capital requirements on certain market participants. Although MBIA Corp. is not required contractually to post collateral on its insured credit derivatives, the Act, if applied on a retroactive basis to MBIA Corp., could result in significant regulatory collateral and/or capital requirements on MBIA Corp. in connection with its outstanding insured credit derivatives. As a result, the Act could, depending on the ultimate interpretation and implementation of these provisions by regulators, have significant adverse financial implications for MBIA Corp. MBIA, along with other financial institutions, has raised objections to the margin and capital requirements of the Act, including on constitutional and other grounds.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents repurchases made by the Company in each month during the third quarter of 2010:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Amount Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in thousands)
July	1,111,123	$5.84	1,109,300	$77,682
August	66,900	$8.90	66,900	$77,087
September	402,031	$10.59	376,300	$73,057

(1) - 1,823 shares were repurchased by the Company for settling awards under the Company’s long-term incentive plans. All other repurchases were made pursuant to the Company’s $1 billion share repurchase program announced on February 1, 2007.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Additional Exhibits - National Public Finance Guarantee Corporation Financial Statements

99.2	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

101	Additional Exhibits - MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC. Registrant

Date: November 9, 2010	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: November 9, 2010	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)