Form 10-K
period 2010-12-31
MBIA INC
filed 2011-03-01
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2010 was $713,330,636.

As of February 24, 2011, 199,749,985 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference. Portions of the Definitive Proxy Statement of the Registrant, which will be filed on or before March 31, 2011, are incorporated by reference into Part III.

Note Regarding Forward-Looking Statements

Statements included in this Form 10-K which are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “intend,” “will likely result,” or “will continue,” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. We undertake no obligation to publicly correct or update any forward-looking statement if we later become aware that such result is not likely to be achieved.

Important factors that could cause our actual results and financial condition to differ materially from estimates contained in or underlying the Company’s forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking and Cautionary Statements” in Part II, Item 7. In addition, refer to “Note 1: Businesses, Developments, Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a discussion of certain risks and uncertainties related to our financial statements.

Note Regarding Reliance on Statements in Our Contracts

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MBIA Inc., its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Part I

Item 1. Business

OVERVIEW OF OUR SERVICES

MBIA Inc. (“MBIA,” the “Company,” “we” or “us”) provides financial guarantee insurance, as well as related reinsurance, advisory and portfolio services, for the public and structured finance markets, and asset management advisory services, on a global basis. The Company was incorporated as a business corporation under the laws of the state of Connecticut in 1986.

Financial Guarantee Business

Our financial guarantee insurance generally provides investors with an unconditional and irrevocable guarantee of the payment of the principal, interest or other amounts owing on insured obligations when due or, in the event that we have the right at our discretion to accelerate insured obligations upon default or otherwise, upon our election to accelerate. Because our ratings are generally assigned to issuers’ obligations that we insure, the principal economic value of our financial guarantee insurance for capital markets issuers has been to lower the interest cost of an insured obligation relative to the interest cost on the same obligation issued on an uninsured basis. For investors, our insurance provides not only an additional level of credit protection but also the benefit of our portfolio monitoring and remediation skills throughout the life of the insurance policy. In addition, for complex financings and for obligations of issuers that are not well-known by investors, insured obligations have historically received greater market acceptance than uninsured obligations.

We conduct our financial guarantee business, as well as related reinsurance, advisory and portfolio services, through our wholly-owned subsidiaries National Public Finance Guarantee Corporation (“National”), our United States (“U.S.”) public finance only financial guarantee company, and MBIA Insurance Corporation (“MBIA Corp.”), which together with its subsidiaries, writes global structured finance and non-U.S. public finance financial guarantee insurance. MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association (the “Association”), which began writing financial guarantees for municipal bonds in 1974. MBIA Corp. also owns MBIA UK Insurance Limited (“MBIA UK”), a financial guarantee insurance company that is regulated and supervised by the Financial Services Authority (“FSA”) in the United Kingdom and is authorized to carry out insurance business in the United Kingdom and in the European Economic Area on a cross border services basis. MBIA UK’s principal line of business is the guarantee of both structured finance and public finance debt obligations in selected international markets. In addition, MBIA Corp. writes financial guarantee insurance in Mexico through MBIA México, S.A. de C.V. (“MBIA Mexico”). Generally, throughout the text, references to MBIA Corp. include the activities of its subsidiaries.

MBIA Insurance Corporation was the parent of Capital Markets Assurance Corporation (“CMAC”) until September 2010, when CMAC was merged into MBIA Insurance Corporation. CMAC was a financial guarantee insurer that had been acquired in February 1998 and whose net insured exposure was 100% reinsured by MBIA Insurance Corporation after that acquisition.

In addition, until February 2009, MBIA Corp. was the parent of National, also a financial guarantee insurance company that had been acquired by MBIA Corp. in 1989. In February 2009, we restructured our business to re-launch National as a U.S. public finance-only financial guarantee company (the “Transformation”) through several transactions, including the transfer of National (then known as MBIA Insurance Corp. of Illinois) from MBIA Corp. to a newly established holding company, National Public Finance Guarantee Holdings, Inc., that is 100% owned by MBIA Inc., and the reinsurance by National of the U.S. public finance businesses of MBIA Corp. and a third-party financial guarantor, Financial Guaranty Insurance Company (“FGIC”). Pending litigation challenging the establishment of National has constrained our new business writings in 2009 and 2010. The Transformation is described more fully under the “Our Insurance Operations—National Insured Portfolio” section below and the Transformation-related litigation is described more fully under “Legal Proceedings” in Part I, Item 3. After giving effect to the Transformation, MBIA Corp.’s remaining portfolio consists of global structured finance and non-U.S. public finance business.

Asset Management Advisory Services Business

We conduct our asset management advisory services business primarily through wholly-owned subsidiaries of Cutwater Holdings, LLC (together, “Cutwater”). Cutwater offers advisory services, including cash management,

Item 1. Business (continued)

discretionary asset management and structured products on a fee-for-service basis. We offer these services to public, not-for-profit, corporate and financial services clients, including the Company and its subsidiaries. Cutwater also manages our asset/liability products and conduit programs, which are being wound down.

Other Advisory Services

We began operating other financial advisory services businesses in 2009. See “Our Business Strategy—New Business Activities” below for a description of these businesses.

OUR BUSINESS STRATEGY

Our ratings downgrades and mounting concerns about monoline insurers impaired our ability to write new business in late 2007 and 2008, and pending litigation challenging the establishment of National has constrained our ability to write new insurance business since 2009. In addition, unprecedented levels of delinquency and loss in our structured finance business, primarily in our residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and insured credit default swaps (“CDS”) portfolios, continue to place considerable stress on our economic results. These levels of delinquency and loss in our RMBS portfolio have resulted from misrepresentations made by sponsors of RMBS transactions that we insured who have placed ineligible mortgage loans into the transactions and failed to cure the breaches or repurchase or replace the ineligible collateral. If performance deteriorates further and uncertainty increases in these sectors, our future economic results may be adversely impacted.

The reference herein to “ineligible” mortgage loans refers to those mortgages that the Company believes failed to comply with the representations and warranties made by the sellers/servicers of the securitizations to which those mortgages were sold with respect to such mortgages, including failure to comply with the related underwriting criteria, based on the Company’s assessment, which included information provided by third-party review firms, of such mortgages’ compliance with such representations and warranties. The Company’s assessment of the ineligibility of individual mortgages could be challenged/disputed by the sellers/servicers of the securitizations in litigation and there is no assurance that the Company’s determinations will prevail.

In response to these events, we are continuing efforts that we began in the fourth quarter of 2007 to strengthen our balance sheet and transform our business model.

Strategic Transformation

On February 25, 2008, we announced a strategic plan to restructure our business as soon as feasible, but within five years. A significant component of the plan was the creation of separate legal operating entities for our public finance, structured finance and international financial guarantee businesses as well as our asset management advisory business. The objectives behind this initiative are to provide greater resilience and financial flexibility under extreme market stress, to obtain the highest possible ratings for each business and to create more transparency to investors and policyholders. In February 2009 we completed the first key step in the strategic plan with the establishment of a U.S. public finance-only financial guarantee company through the Transformation.

The next step in the Transformation, which is unlikely to occur prior to resolution of certain of the Transformation-related litigation, will be to further position National to write new U.S. public finance financial guarantee insurance policies through the achievement of high stable ratings. It is our intent to capitalize National at a level consistent with the highest achievable credit ratings through internal capital growth at National and potentially by raising third-party capital. However, no assurance can be given that we will be able to achieve such higher ratings.

In particular, in January 2011, Standard & Poor’s Financial Services LLC (“S&P”) proposed, and requested comment on, changes to its rating methodology for financial guarantee insurers. If implemented in their current form, the proposed changes would substantially increase the amount of capital required to achieve S&P’s highest ratings and would incorporate additional qualitative considerations into the ratings process. As a result, our insurers could be downgraded in the near term, could be unable to achieve S&P’s highest ratings in the future, could choose not to take the steps necessary to obtain the highest S&P ratings or could choose to stop carrying the S&P ratings. The absence of S&P’s highest ratings, which have typically been required to write financial

Item 1. Business (continued)

guarantee insurance, could adversely impact the premiums our insurers can charge and could diminish the acceptance of our financial guarantee insurance products. We have joined other market participants in providing comments to S&P stating our concerns with their revisions.

The Company is currently involved in several litigations with groups of plaintiffs challenging the Transformation both in a proceeding under Article 78 of New York’s Civil Practice Law & Rules and in plenary suits. The Company believes that given the New York State Insurance Department’s (“NYSID”) approval of the Transformation, the only appropriate legal challenge is a proceeding under Article 78 in which the plaintiffs would have to prove that the NYSID’s approval of the Transformation was arbitrary and capricious. On January 11, 2011, the Appellate Division of the New York State Supreme Court reversed an earlier decision by a lower court and granted MBIA’s motion to dismiss one of the plenary lawsuits. In its decision, the Appellate Division agreed with MBIA’s position that the lawsuit was an improper collateral attack on the NYSID’s approval of Transformation, and for this and other reasons, dismissed all of the causes of action stated in the plaintiffs’ complaint. This decision has been appealed by the plaintiffs to New York’s highest court. The Company continues to challenge the validity of the other plenary lawsuits. Discovery and depositions in the Article 78 case began in 2010 and are nearly complete. Since the case was filed, seven of the original nineteen plaintiffs have dismissed their claims. Should the court conclude that a trial in the Article 78 case is necessary, the trial would likely occur in the second quarter of 2011 according to a recent scheduling order. That timeframe, however, could be subject to further delays. For a complete description of the litigation challenging the Transformation see “Legal Proceedings—Transformation Litigation” in Part I, Item 3 of this Form 10-K.

In February 2010, the Company took another step in its strategic plan by restructuring its asset management advisory business and renaming its asset management advisory companies under the “Cutwater” name to reflect and communicate their organizational separation from the Company’s insurance operations and the wind-down of the Company’s asset/liability products and conduit businesses, which are described further below under “Our Wind-Down Businesses”. Cutwater plans to continue to increase third-party assets under management by taking advantage of strong demand for advisory services resulting from recent fixed-income market volatility and secular growth in fixed-income asset classes due to demographics and product innovation. Currently, the majority of assets under management are from third-party clients and this percentage has increased over time.

Capital Preservation, Liquidity Management and Deleveraging

We continued taking steps in 2010 to preserve capital, enhance liquidity and deleverage the Company, a process that began with our raising $2.7 billion in new debt and equity capital in 2007 and 2008 and converting our $400 million soft capital facility into cash in 2008.

First, we continued the process begun in 2008 of aggressively pursuing our rights against sellers/servicers whom we believe fraudulently induced us into writing insurance on their securitizations and breached their contractual obligations by placing ineligible collateral into the transactions and failing to cure such breaches or repurchase or replace the ineligible collateral upon demand. If we recover the expected damages for the losses resulting from ineligible loans in these transactions from these sellers/servicers, of which only a portion has been reflected in our loss reserves to date, and we receive other recoveries associated with defaulted RMBS transactions, we will substantially enhance MBIA Corp.’s capital position. There can be no assurance, however, that we will recover these damages or expected recoveries in full or in a time frame necessary to meet liquidity requirements.

Since 2008, a large part of our recovery effort has involved filing lawsuits against five sellers/servicers to enforce our contractual rights. Given the scope of these litigations, we expect them to be ongoing for several years; however, we anticipate going to trial on the first such matter as early as the fall of 2011. In addition, we received several important rulings in these matters in 2010, including a decision permitting us to present evidence of contract, fraud, and damage claims in the one litigation through presentation of a statistically valid random sample of loans rather than on a loan-by-loan basis, which should greatly expedite the proceeding, and lay a foundation for a similar approach in our other cases. For a complete description of our litigation seeking to enforce our contractual rights with respect to securitizations we insure, see “Legal Proceedings—Recovery Litigation” in Part I, Item 3 of this Form 10-K. In addition, during 2010 we observed increased emphasis on enforcing similar contractual provisions across a broad spectrum of mortgage securitizations by other market participants, including government sponsored entities, private investors and other financial guarantee insurers. Such activity included

Item 1. Business (continued)

publicly announced negotiated settlements between sellers/services and government sponsored entities as well as repurchase demands and lawsuits submitted and filed by private investors and financial guarantee insurers.

Second, we have operated under an enhanced liquidity risk management framework, the primary objective of which is to monitor potential liquidity constraints in our asset and liability portfolios and guide the proactive matching of liquidity resources to needs. Our liquidity risk management framework monitors the Company’s cash and liquid asset resources using stress-scenario testing in an effort to ensure that we maintain cash and liquid securities in an amount in excess of all stress scenario payment requirements. These measurements are performed on a legal entity and operating segment basis. When liquidity resources fall short of our target liquidity cushions at any level, we have generally increased our cash holdings position by selling or financing assets and/or drawing upon one or more of contingent sources of liquidity, which are discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” in Part II, Item 7 of this Form 10-K. There can be no assurance that we will continue to draw on such resources.

Third, we have purchased and may, from time to time, directly or indirectly, seek to purchase instruments issued or guaranteed by us or seek to commute policies where such actions are intended to reduce future expected economic losses. The amount of exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time and other considerations. In some cases, these activities may result in a reduction of expected impairments or loss reserves, but in all cases they are intended to limit our debt service requirements, ultimate losses or future volatility in loss development on the related policies.

New Business Activities

In addition to implementing the capital preservation, liquidity management and deleveraging initiatives, we also began to expand the services offered by our businesses through reinsurance, the expansion of our asset management business and the launch of financial advisory subsidiaries.

•

While the industry-wide reduction in credit ratings has led to reduced demand for bond insurance across all financial markets, National generated premiums in 2009 and 2010 from reinsurance it provided on a large portfolio of U.S. public finance exposure originally insured by FGIC with total net par assumed of $181 billion as of the closing of the transaction (the “FGIC Transaction”). The FGIC Transaction, which is described further below under “Our Insurance Operations—National Insured Portfolio—FGIC Transaction”, was entered into in the third quarter of 2008.

•

In February 2010, we restructured and renamed our asset management subsidiaries under the “Cutwater” name and began aggressively pursuing new business as described above under “Strategic Transformation.”

•

In 2009 and 2010, the Company expanded the provision of financial advisory services to Latin American clients in the infrastructure sectors. LatAm Capital Advisors, Inc. (“LatAm”), an indirect wholly-owned subsidiary of the Company, provides advice in the valuation and structuring of capital markets transactions and is seeking to expand into third-party fund management utilizing its regional expertise in infrastructure asset management. LatAm focuses on services that benefit existing clients of the Company and is also seeking to forge new relationships in selected countries throughout Latin America and the Caribbean. Transactions completed in 2009 and 2010 include the financial re-leveraging of a major toll road, infrastructure asset valuations and acting as structuring agent and financial advisor to the State of Mexico in an innovative financing to fund the modernization of the State’s real property registration systems and various other public infrastructure projects in the State.

•

In 2010, the Company received regulatory approval from the FSA in the United Kingdom to begin providing financial advisory services primarily to clients in the European Economic Area on a cross border services basis through MBIA International Advisory Limited (“International Advisory”), an indirect wholly-owned financial advisory subsidiary of the Company.

The Company plans to continue to evaluate opportunities to participate in the structured finance and international markets in the future as such opportunities arise and is evaluating opportunities to provide portfolio remediation services to third-party financial guarantors, particularly those that are distressed.

We continue to evaluate our business model and may pursue a different set of strategies in the future. There can be no assurance that the strategies that have been implemented or that will be pursued in the future in connection

Item 1. Business (continued)

with this evaluation will result in high stable credit ratings for each of our insurance companies or for MBIA Inc., will enable us to write new financial guarantee business, will otherwise improve our financial condition, business condition or operations or will not result in a material adverse effect on the Company.

OUR INSURANCE OPERATIONS

Our U.S. public finance insurance business is conducted through National and our structured finance and international insurance operations are conducted through MBIA Corp. and its subsidiaries. Our ratings downgrades and mounting concerns about monoline insurers have impaired our ability to write new business in late 2007 and 2008. Pending litigation challenging the establishment of National has further constrained new business writing since 2009. However, we expect that once certain of the pending litigations are favorably resolved, we will be able to obtain the highest possible credit ratings, subject to potential changes in ratings criteria as described above, and achieve the market acceptance necessary to meet our stated objectives.

We are compensated for our insurance policies by insurance premiums paid upfront and/or on an installment basis. Historically, our financial guarantee insurance was offered in both the new issue and secondary markets on a global basis. Transactions in the new issue market were sold either through negotiated offerings or competitive bidding. In negotiated transactions, either the issuer or the underwriter purchases the insurance policy directly from an insurer. For municipal bond issues involving competitive bidding, the insurance is offered as an option to the underwriters bidding on the transaction. The successful bidder would then have the option to purchase the insurance, or at times the issuer could purchase the insurance. We also issue insurance policies to guarantee the payment of principal and interest on municipal obligations being traded in the secondary market upon the request of a broker or an existing holder of uninsured bonds. The premium is generally paid by the owner of the obligation. In addition, we have provided financial guarantees to debt service reserve funds. The primary risk in our insurance operations is that of adverse credit performance in the insured portfolio.

We seek to maintain a diversified insured portfolio and have designed each insured portfolio with the aim of managing and diversifying risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic area. The insurance policies issued or reinsured by the Company’s licensed insurers generally provide an unconditional and irrevocable guarantee of the payment required to be made by, on or behalf of, the obligor to a designated paying agent for the holders of the insured obligations of an amount equal to the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that the insurance company has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon the insurance company’s election to accelerate.

In the event of a default in payment of principal, interest or other insured amounts by an issuer, the insurance company promises to make funds available in the insured amount generally on the next business day following notification for U.S. transactions and within longer timeframes for international transactions, depending on the terms of the insurance policies. Our insurance companies provide for this payment, in some cases through a third-party bank, upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer or other appropriate documentation. With respect to insurance policies issued by FGIC and reinsured by National under the FGIC Transaction described below, National has agreed to comply with the terms of the original FGIC policies.

Because we generally guarantee to the holder of the underlying obligation the timely payment of amounts due on such obligation in accordance with its original payment schedule, in the case of a default or other triggering event on an insured obligation, payments under the insurance policy cannot be accelerated against us, except in certain limited circumstances, unless we consent to the acceleration. In the event of a default, however, we may have the right, in our sole discretion, to accelerate the obligations and pay them in full. Otherwise, we are required to pay principal, interest or other amounts only as scheduled payments come due, even if the holders are permitted by the terms of the insured obligations to have the full amount of principal, accrued interest or other amounts due, declared due and payable immediately in the event of a default. Our payment obligations after a default vary by deal and by insurance type. There are three primary types of policy payment requirements: (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; and (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted. With respect to the

Item 1. Business (continued)

insurance of CDS contracts, in certain events, including the insolvency or payment default of the insurer or the issuer of the CDS, the CDS contracts may be subject to termination by the counterparty, triggering a claim for the fair value of the contract.

National Insured Portfolio

Through its reinsurance of U.S. public finance financial guarantees from MBIA Corp. and FGIC, National’s insurance portfolio consists of municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects generally are supported by taxes, assessments, user fees or tariffs related to the use of these projects, by lease payments or by other similar types of revenue streams.

FGIC Transaction

In the third quarter of 2008, MBIA Corp. assumed a significant portion of FGIC’s U.S. public finance insurance portfolio, totaling net par of approximately $181 billion as of September 30, 2008, and received upfront unearned premiums, net of a ceding commission paid to FGIC, of approximately $717 million as of September 30, 2008 (the “FGIC Transaction”). MBIA Corp. subsequently entered into an administrative services agreement with FGIC allowing MBIA Corp. to administer and remediate credits in the portfolio. As part of the Transformation described below, MBIA Corp. assigned its rights, interests, and obligations under the reinsurance agreement (the “FGIC Reinsurance Agreement”), and subcontracted the administrative services agreement, to National in February 2009. As of the closing date, the reinsured portfolio consisted of investment grade credits, primarily in the general obligation, water and sewer, tax-backed and transportation sectors, and did not contain any CDS contracts, below investment grade credits or other credits that were inconsistent with our credit underwriting standards. The reinsurance was provided on a “cut-through” basis, which enables FGIC’s policyholders to receive the benefit of National’s reinsurance by allowing them to present claims directly to National, as MBIA Corp.’s assignee. The FGIC Reinsurance Agreement is filed as an exhibit to this Form 10-K and any description of it in this Form 10-K is qualified in its entirety by the agreement.

Transformation

Under the Transformation, the Company executed several transactions to establish National as a U.S. public finance-only financial guarantee company. The stock of National was transferred by MBIA Corp. to the Company, then contributed by the Company to a newly established intermediate holding company, National Public Finance Guarantee Holdings, Inc., which is itself a wholly-owned subsidiary of the Company.

In addition, on February 17, 2009, MBIA Corp. ceded all of its U.S. public finance business to National by entering into a Quota Share Reinsurance Agreement with National, effective January 1, 2009 (the “MBIA Corp. Reinsurance Agreement”), and by assigning to National pursuant to a separate assignment agreement its rights, interests and obligations under the FGIC Reinsurance Agreement. The MBIA Corp. Reinsurance Agreement is filed as an exhibit to this Form 10-K and any description of it in this Form 10-K is qualified in its entirety by the agreement. The portfolio transferred to National by reinsurance or through the assignment of the FGIC Reinsurance Agreement consisted entirely of U.S. public finance business with total net par outstanding of approximately $553.7 billion as of January 1, 2009, the effective date of the reinsurance and assignment transactions between MBIA Corp. and National.

In connection with the reinsurance and assignment transactions, MBIA Corp. paid to National a premium to reinsure the policies covered by the MBIA Corp. Reinsurance Agreement and the assignment agreement, net of a ceding commission on the unearned premium reserve, and National was further capitalized through a dividend and return of capital paid by MBIA Corp. to MBIA Inc., which was contributed to National. MBIA Corp. and National received the required regulatory approvals from the New York and Illinois insurance departments prior to executing the Transformation. National was previously domiciled in Illinois and redomesticated to New York effective December 1, 2009. Litigation challenging the Transformation is still pending and is more fully described under “Legal Proceedings—Transformation Litigation” in Part I, Item 3 of this Form 10-K.

Item 1. Business (continued)

MBIA Corp. continues to insure its remaining book of structured finance and international business, as well as insurance policies outstanding relating to liabilities of the asset/liability products business issued by MBIA Inc. and its subsidiaries. The litigation challenging the Transformation constrained the ability of National and MBIA Corp. to write new business and to pay dividends to MBIA Inc., which affects the holding company’s future liquidity. During the second quarter of 2010, National received approval from the NYSID to reset its unassigned surplus to zero as of January 1, 2010, which provided National with dividend capacity of $91 million as of December 31, 2010, although at the current time we do not intend for National to declare dividends, and in October 2010, the plaintiffs in the Transformation litigation initiated a court proceeding challenging the approval of the surplus reset. The impact of the Transformation on the Company’s liquidity is described further in “Note 17: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

In general, references herein to National-insured or issued policies include those insurance policies reinsured from MBIA Corp. or under the FGIC Transaction, unless indicated otherwise.

Portfolio Profile

As of December 31, 2010, National had 26,826 insurance policies outstanding diversified among 11,236 “credits,” which we define as any group of issues supported by the same revenue source.

As of December 31, 2010, the gross par amount outstanding on National’s insured U.S. public finance obligations was $482.7 billion. Insurance in force, which includes all insured debt service, as of December 31, 2010 was $777.4 billion.

The table below sets forth information with respect to the original gross par amount insured per issue in the National portfolio as of December 31, 2010:

National U.S. Public Finance Original Gross Par Amount Per Issue

as of December 31, 2010

Original Gross Par Amount Written Per Issue	Number of Issues Outstanding	% of Total Number of Issues Outstanding	Gross Par Amount Outstanding (In billions)	% of Gross Par Amount Outstanding
Less than $10 million	18,509	69.0%	$55.4	11.5%
$10-25 million	4,122	15.4%	66.0	13.7%
$25-50 million	2,085	7.8%	74.1	15.3%
$50-100 million	1,189	4.4%	84.2	17.5%
$100-200 million	598	2.2%	86.1	17.8%
$200-300 million	181	0.7%	46.2	9.6%
$300-400 million	72	0.3%	25.7	5.3%
$400-500 million	35	0.1%	16.9	3.5%
Greater than $500 million	35	0.1%	28.1	5.8%

Total	26,826	100.0%	$482.7	100.0%

All of the policies were underwritten on the assumption that the insurance will remain in force until maturity of the insured obligations. National estimates that the average life of its domestic public finance insurance policies in force as of December 31, 2010 was 10.5 years. The average life was determined by applying a weighted average calculation, using the remaining years to contractual maturity and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2010 was $43.0 billion.

Item 1. Business (continued)

The table below shows the diversification by type of U.S. public finance insurance that was outstanding as of December 31, 2010:

National U.S. Public Finance Gross Par Amount Outstanding by Bond Type as of December 31, 2010

In millions	Gross Par Amount
Bond type
Public finance: United States
General fund obligation	$182,788
General fund obligation—Lease	39,812
Municipal utilities	85,443
Taxed backed	60,428
Transportation	49,375
Health care	13,214
Higher education	25,709
Student loans—public finance	2,167
Municipal housing	6,547
Military housing	8,151
Investor-owned utilities	7,037
Other	2,021

Total United States—public finance	$482,692

National’s underwriting guidelines limit the insurance in force for any one insured credit. In addition, National is subject to regulatory single-risk limits and its ratings are subject to rating agency single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2010, National’s gross par amount outstanding for its ten largest insured U.S. public finance credits totaled $29.9 billion, representing 6.2% of National’s total U.S. public finance gross par amount outstanding.

MBIA Corp. Insured Portfolio

MBIA Corp. has insured and reinsured structured finance and international financial obligations which are sold in the new issue and secondary markets, including:

•

structured finance and asset-backed obligations, including obligations collateralized by diverse pools of corporate loans or secured by or payable from a specific pool of assets having an identified future cash flow, including pools of bonds or other debt obligations;

•	payments due under credit and other derivatives, including termination payments that may become due upon the occurrence of certain events, as further described below;

•

privately issued bonds used for the financing of public purpose projects or entities located outside of the U.S. and that include toll roads, bridges, airports, public transportation facilities, utilities, hospitals, military housing and other types of infrastructure projects serving a substantial public purpose; and

•

obligations of sovereign and sub-sovereign issuers, which includes regions, departments or their equivalent in each jurisdiction as well as sovereign owned entities that are supported by a sovereign state, region or department.

As of December 31, 2010, MBIA Corp. had 1,171 policies outstanding in its insured portfolio. In addition, MBIA Corp. had 270 insurance policies outstanding relating to asset/liability products liabilities issued by MBIA Inc. and its subsidiaries, which are described further under the section “Our Wind-Down Businesses” below. MBIA Corp.’s total policies are diversified among 776 “credits,” which we define as any group of issues supported by the same revenue source.

Item 1. Business (continued)

In addition, certain of our insurance policies guarantee payments due under CDS and other derivatives, including termination payments that may become due upon the occurrence of certain events, such as the insolvency of or a payment default by the financial guarantor or the CDS issuer.

Structured Finance and Asset-Backed Obligations

Structured finance obligations insured by MBIA Corp. typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgage loans, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real property, private sector student loans, and infrastructure projects. Structured finance obligations are either secured by undivided interests or collateralized by the related assets. Additional policies have included payments due under CDS and other derivatives, including termination payments that may become due upon the occurrence of certain events, such as the insolvency of or a payment default by the financial guarantor or the CDS issuer.

Structured finance transactions are often structured such that the insured obligations are intended to benefit from some form of credit enhancement such as over-collateralization, subordination, excess cash flow or first loss protection, to protect against the associated credit risks. Structured finance obligations contain risks including asset risk, which relates to the amount and quality of asset coverage, structural risk, which relates to the extent to which the transaction structure protects the interests of the investors from the bankruptcy of the originator of the underlying assets or the issuer of the securities, and servicer risk, which relates to problems with the transaction servicer (the entity which is responsible for collecting the cash flow from the asset pool) that could affect the servicing of the underlying assets. Additionally, the inclusion of a large number of ineligible mortgage loans in MBIA Corp.-insured transactions has caused, and may continue to cause, material losses beyond any stress analyses undertaken at origination. Currently, the structured finance industry is generating very few credit enhancement opportunities for the Company, and it is uncertain how or when the Company may re-engage this market.

In 2008, the Company announced that it had ceased insuring new credit derivative contracts except in transactions related to the reduction of existing insured credit derivative exposure. In addition, the Company announced that it had suspended the writing of all new structured finance business for approximately six months. Since that temporary suspension, we adjusted target structured finance risk sectors and underwriting criteria in this business and are continuing to track developments in the structured finance industry.

International Obligations

Outside the U.S., financial guarantee insurance has been used by issuers of sovereign and sub-sovereign bonds, structured finance securities, utility debt and financing for public purpose projects, among others. We have insured both structured finance and public finance obligations in select international markets and the risk profile of our international exposure is similar to that in the U.S., although there are unique risk factors related to each country and region that are evaluated at origination and on an ongoing basis. These factors include legal, regulatory, economic and political variables, the sophistication of and trends in local capital markets and currency exchange risks. Ongoing privatization initiatives in some regions have shifted the financing of new projects from the government to the capital markets, where investors can benefit from the default protection provided by financial guarantee insurance. The development of structured finance securitizations has varied to date by region depending on the development stage of the local capital markets and the impact of financial regulatory requirements, accounting standards and legal systems.

Portfolio Profile

As of December 31, 2010, the gross par amount outstanding on MBIA Corp.’s insured obligations, including insured obligations of MBIA UK and MBIA Mexico (excluding $3.8 billion of MBIA insured investment agreements and medium-term notes (“MTNs”) for our asset/liability products transactions) (the “Structured Finance and International Portfolio”) was $190.2 billion. Insurance in force for the above portfolio, which includes all insured debt service, as of December 31, 2010 was $247.6 billion.

Item 1. Business (continued)

The table below sets forth information with respect to the original gross par amount insured per issue in MBIA Corp.’s Structured Finance and International Portfolio as of December 31, 2010:

MBIA Corp. Original Gross Par Amount for the Structured Finance and International

Portfolio Per Issue as of December 31, 2010(1)

Original Gross Par Amount Written Per Issue	Number of Issues Outstanding	% of Total Number of Issues Outstanding	Gross Par Amount Outstanding (In billions)	% of Gross Par Amount Outstanding
Less than $10 million	327	27.9%	$1.0	0.5%
$10-25 million	207	17.7%	3.5	1.8%
$25-50 million	153	13.1%	5.6	3.0%
$50-100 million	138	11.8%	10.3	5.4%
$100-200 million	98	8.4%	14.4	7.6%
$200-300 million	66	5.6%	16.2	8.5%
$300-400 million	44	3.7%	15.3	8.0%
$400-500 million	29	2.5%	12.9	6.8%
Greater than $500 million	109	9.3%	111.0	58.4%

Total	1,171	100.0%	$190.2	100.0%

(1)—Excludes $3.8 billion relating to investment agreements and MTNs issued by affiliates of the Company through our asset/liabilities products segment and guaranteed by MBIA Corp.

MBIA Corp. underwrites its policies on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life of its structured finance and international insurance policies in force as of December 31, 2010 was 9 years. The average life was determined by applying a calculation using the remaining years to contractual maturity for international obligations and estimated maturity for structured finance obligations and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2010 was $20.5 billion.

Item 1. Business (continued)

The table below shows the diversification by type of Structured Finance and International insurance that was outstanding as of December 31, 2010:

MBIA Corp. Gross Par Outstanding for the Structured Finance and International

Portfolio by Bond Type as of December 31, 2010

In millions	Gross Par Amount
Bond type
Public finance: non-United States
Sovereign and sub-sovereign	$11,992
International utilities	10,890
Transportation	10,752
Local governments (1)	389
Tax backed	80
Health care	39

Total public finance—non-United States	$34,142

Structured finance: United States
Collateralized debt obligations (2)	71,494
Mortgage-backed residential	16,568
Mortgage-backed commercial	412
Consumer asset-backed:
Auto loans	2,140
Student loans—structured finance	1,108
Manufactured housing	1,582
Other consumer asset-backed	333
Corporate asset-backed:
Aircraft portfolio lease securitizations	2,621
Rental car fleets	300
Secured airline equip securitizations	2,551
Other operating assets	761
Structured insurance securitizations	5,632
Franchise assets	627
Intellectual property	3,299
Other corporate asset-backed	1,237

Total United States	$110,665

Structured finance: non-United States
Collateralized debt obligations (2)	34,018
Mortgage-backed residential	1,119
Mortgage-backed commercial	3,723
Corporate asset-backed:
Aircraft portfolio lease securitizations	1,404
Secured airline equip securitizations	299
Structured insurance securitizations	100
Franchise assets	610
Future flow	1,081
Other corporate asset-backed	3,025

Total non-United States	45,379

Total global structured finance	156,044

Total	$190,186

(1)—Includes municipal-owned entities backed by the sponsoring local government.

(2)—Includes transactions (represented by structured pools of primarily investment grade corporate credit risks or commercial real estate (“CRE”) assets) that do not include typical collateralized debt obligation (“CDO”) structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

Item 1. Business (continued)

MBIA Corp.’s underwriting guidelines limit the insurance in force for any one insured credit. In addition, MBIA Corp. is subject to regulatory single-risk limits and its ratings are subject to rating agency single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2010, MBIA Corp.’s gross par amount outstanding for its ten largest non-U.S. public finance credits insured totaled $14.0 billion, representing 7.4% of MBIA Corp.’s total structured finance and international gross par amount outstanding, and the gross par outstanding for its ten largest structured finance credits (without aggregating issues of common issuers), was $23.3 billion, representing 12.2% of the total.

Risk Management

MBIA’s risk management is comprised of different units that oversee credit, market and operational risks at transaction origination and in ongoing portfolio monitoring and surveillance. Our Special Situations Group monitors certain transactions that require special expertise or that are subject to intensive remediation. MBIA Corp. and National each has a credit risk committee to review underwriting decisions and processes. On an enterprise-wide basis, executive committees provide risk oversight with the Risk Oversight Committee focused on firm-wide risk review, policies and decisions related to credit, market, operational, legal, financial and business risks, the Loss Reserve Committee reviewing reserve activity and the Executive Credit and Market Risk/Investment Committees reviewing specific transactions and portfolios. Prior to the Transformation, the risk management function was performed enterprise wide by a Risk Management Division, which managed origination and ongoing insured portfolio concentrations and exposure limits, and the Insured Portfolio Management Division, which managed monitoring and remediation.

The Board of Directors and its Committees oversee different risks faced by the Company and its subsidiaries. The Board regularly evaluates and discusses risks associated with strategic initiatives, and the CEO’s risk management performance is one of the criteria used by the Board in evaluating the CEO. On an annual basis, the Board also evaluates and approves the Company’s risk tolerance guidelines. The purpose of the risk tolerance policy is to delineate the types of risk considered tolerable and justifiable within the Company, and this policy provides the basis upon which risk criteria and procedures are developed and applied consistently across the Company. The Board’s Audit Committee and its Finance and Risk Committee also play an important role in overseeing different types of risks.

The Audit Committee oversees risks associated with financial and other reporting, auditing, legal and regulatory compliance, and risks that may otherwise result from the Company’s operations. The Audit Committee oversees these risks by monitoring (i) the integrity of the financial statements of the Company and of other material financial disclosures made by the Company, (ii) the qualifications and independence of the Company’s independent auditor, (iii) the performance of the Company’s internal audit function and independent auditor, (iv) the Company’s compliance policies and procedures and its compliance with legal and regulatory requirements and (v) the performance of the Company’s operational risk management function.

The Finance and Risk Committee oversees the Company’s credit risk governance framework, market risk, liquidity risk and other material financial risks. The Finance and Risk Committee oversees these risks by monitoring the Company’s (i) proprietary investment portfolios, (ii) capital and liquidity risks and risk management, (iii) enterprise market risks and risk management, (iv) credit risk and risk management in the Company’s operations and (v) compliance with regulatory financial requirements and risk limits and with management’s capital and risk policies, requirements and limits as approved by the Finance and Risk Committee and the Board of Directors from time to time.

At each regular meeting of the Board, the Chairs of each of these committees reports to the full Board regarding the meetings and activities of the committee.

Item 1. Business (continued)

Insurance Origination, Monitoring and Remediation

We monitor and remediate our existing insured portfolios on an ongoing basis. Although our monitoring and remediation activities vary somewhat by sector and bond type, in all cases we focus on assessing event risk and possible losses under stress.

•

U.S. Public Finance: For U.S. public finance, our underwriting at origination and ongoing monitoring focuses on economic and political trends, issuer or project debt and financial management, construction and start up risk, adequacy of historical and anticipated cash flows under stress, satisfactory legal structure and bond security provisions, viable tax and economic bases, including consideration of tax limitations and unemployment trends, adequacy of stressed loss coverage and project feasibility, including satisfactory reports from consulting engineers, traffic advisors and others, if applicable. Depending on the transaction, specialized cash flow analyses may be conducted to understand loss sensitivity. In addition, specialized credit analysts consider the potential event risk of natural disasters or headline events on both single transactions and across a sector, as well as regulatory issues. U.S. public finance transactions are monitored periodically by reviewing trustee, issuer and project financial and operating reports as well as reports provided by technical advisors and counsel. Projects may be periodically visited by National personnel.

•

International Public Finance: International public finance transactions are underwritten, monitored and remediated in a manner consistent with U.S. public finance transactions. In addition, specialized credit analysts consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. Analysts also monitor local accounting and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. Furthermore, counterparty exposures are reviewed periodically and when a counterparty is downgraded. MBIA personnel also may periodically visit projects to meet with management.

•

Structured Finance Transactions: For structured transactions, we focus on the historical and projected cash flows generated by the assets, credit and operational strength of the originator, servicer, manager and/or operator of the assets, and the nature of the transaction’s structure (including the degree of protection from bankruptcy of the originator or servicer). We use both probability modeling and cash flow sensitivity analysis (both at the transaction and asset specific levels) to test asset performance assumptions and performance covenants, triggers and remedies. Structured finance transactions are monitored periodically by reviewing periodic trustee, servicer and portfolio manager statements, compliance reviews with transaction documents and ongoing analyses of cash flows. Specialized credit analysts monitor servicer performance, including potentially through site visits, forensic audits, management meetings and financial statement reviews. In addition to servicer performance monitoring, these credit analysts also track counterparty exposures to individual financial institutions and corporate entities across all of MBIA’s insured portfolios. The credit portfolio manager and analysts may use various quantitative tools and qualitative analyses to test for credit quality, correlation, liquidity and capital sensitivity within the insured portfolio. Such portfolio analyses are used in understanding risk concentrations and in periodic reporting to the Risk Oversight Committee and the Finance and Risk Committee of the Company’s Board of Directors.

Key to our ongoing monitoring is early detection of deterioration in either transaction credit quality or macroeconomic or market factors that could adversely impact an insured credit. If a problem is detected, analysts generally evaluate possible remedial actions and, in the event of significant stress, we may involve a dedicated workout unit, the Special Situations Group, to assess and monitor the credit and, if necessary, develop and implement a remediation strategy. The nature of any remedial action is based on the type of insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, we work with the issuer, trustee, legal counsel, servicer, other creditors, underwriters or other related parties to reduce chances of default and the potential severity of loss upon a default. In addition, we may seek to improve our security position and obtain concessions from the issuer of the insured bonds, and, from time to time, the issuer of our insured bond may, with our consent, restructure the insured obligation by extending the term, increasing or decreasing the par amount or decreasing the related interest rate, sometimes with our insuring the restructured obligation.

Item 1. Business (continued)

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

Credit Risk Models

We use credit risk models to test qualitative judgments, to design appropriate structures and to understand sensitivity within transactions and across broader portfolio exposure concentrations. Models are updated to reflect changes in both portfolio and transaction data and also in expectations of stressed future outcomes. For portfolio monitoring we use internal and third-party models based on individual deal attributes and customized structures and these models are also used to determine case basis loss reserves and, where applicable, to mark-to-market any insured obligations as may be required for financial reporting. When using third-party models, we generally perform the same review and analyses of the collateral, deal structure, performance triggers and cash flow waterfalls as when using our internal models. See “Risk Factors—Insured Portfolio Loss Related Risk Factors—Financial modeling contains uncertainty over ultimate outcomes which makes it difficult to estimate liquidity, potential paid claims, loss reserves and mark-to-market” in Part I, Item 1A.

Market Risk Assessment

We measure and assess market risk on a consolidated basis and in the asset management business. Key market risks are changes in interest rates, credit spreads and foreign exchange. We use various models and methodologies to test economic exposure under market stress scenarios, including parallel and non-parallel shifts in the yield curve, changes in credit spreads, stressed liquidity scenarios and stressed counterparty exposures. The analyses are used in testing investment portfolio guidelines. The Executive Market/Investment Committee and the Finance and Risk Committee of the Company’s Board of Directors receive periodic reports on market risk.

Operational Risk Assessment

The Operational Risk function assesses potential economic loss or reputational impact arising from processes, systems, or staff actions and seeks to identify vulnerabilities to operational disruptions caused by external events. Operational risk is generally managed using a self-assessment process across our business units, with controls associated with the execution of key processes monitored through Internal Audit reviews. The Operational Risk group reports periodically to management’s Risk Oversight Committee and the Audit Committee of the Company’s Board of Directors. The Audit Committee reviews the Company’s operational risk profile, risk event activity and ongoing risk mitigation efforts.

Losses and Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our major operating insurance companies (National, MBIA Corp. and MBIA UK) and reviewed by our executive Loss Reserve Committee, which consists of members of senior management. The Company’s loss and LAE reserves as of December 31, 2010 represent case basis reserves and accruals for LAE incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under an insurance contract, net of potential recoveries and discounted using a current risk-free interest rate, on an insured obligation that has defaulted or is expected to default when this amount exceeds unearned premium revenue on the related insurance contract.

For a further discussion of the methodology used by the Company for determining when a case basis reserve is established, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Loss and Loss Adjustment Expense Reserves” in Part II, Item 7. Management believes that our reserves are adequate to cover the ultimate net cost of claims. However, because the reserves are based on management’s judgment and estimates, there can be no assurance that the ultimate liability will not exceed such estimates or that the timing of claims payments and the realization of recoveries will not create liquidity issues for the insurance companies.

Item 1. Business (continued)

Reinsurance

State insurance laws and regulations, as well as the rating agencies who rate our insurance companies impose minimum capital requirements on financial guarantee companies, limiting the aggregate amount of insurance and the maximum size of any single risk exposure which may be written. Historically, we have decreased the insured exposure in our portfolio and increased our capacity to write new business by reinsuring certain of our gross liabilities with third parties on an aggregate and single risk basis through treaty and facultative reinsurance. In the future, we do not intend to utilize reinsurance to a material degree for these purposes. We may, from time to time, look to reduce risks embedded in our insured portfolio on an individual and portfolio-wide basis by entering into derivative transactions or other types of hedging arrangements.

Since 2008 we have commuted most of the Company’s previously outstanding reinsurance. We currently have reinsurance agreements in place with seven reinsurers and have commuted reinsurance in place with 18 reinsurers since 2008, in some cases in exercise of the Company’s right to reassume business ceded to reinsurers under certain circumstances, including rating downgrades of its reinsurers. Under its commutation agreements, the Company is generally paid an amount based on estimates of present and future exposures and taking into account the time value of money; this amount generally includes the unearned premium reserves and loss reserves established for the insurance policies associated with the commuted reinsurance. In exchange for payment of the agreed amount, the reinsurer’s exposure to the ceded policies is commuted.

With respect to reinsurance remaining outstanding, our insurance companies, as primary insurers, are required to honor their obligations to their policyholders whether or not our reinsurers and other reimbursement parties perform their agreement obligations to us. We monitor the financial position and financial strength rating of all of our reinsurers on a regular basis. Over the past several years, some of the Company’s remaining reinsurers have been downgraded and all are now subject to more frequent rating agency review. A ratings downgrade reduces the overall benefit of the reinsurance to MBIA. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to our insurance company under rating agency capital adequacy assessment models. Additionally, any significant rating downgrade or financial deterioration of one or more of our reinsurers could require the establishment of reserves against any receivables due from the reinsurer. To offset the counterparty risk, we require certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2010, the amount of funds held for the benefit of MBIA totaled $7 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

Channel Re Reinsurance Agreements

In February 2004, the Company, together with Renaissance Re Holdings, Ltd., Koch Financial Re, Ltd. and Partner Reinsurance Company Ltd., formed Channel Reinsurance Ltd (“Channel Re”), a Bermuda-based financial guarantee reinsurance company then rated Triple-A by S&P and Moody’s Investors Service, Inc. (“Moody’s”). Channel Re’s ratings were later withdrawn at its request following a series of downgrades. The Company invested $64 million for a 17.4% ownership interest in Channel Re. In February 2004, MBIA Corp. and Channel Re entered into arrangements whereby Channel Re agreed to provide committed reinsurance capacity to MBIA Corp. Under treaty and facultative reinsurance arrangements, MBIA Corp. agreed to cede to Channel Re and Channel Re agreed to assume from MBIA Corp. varying percentages of designated insurance policies issued by MBIA Corp. The amount of any policy subject to the committed reinsurance arrangements was based on the type of risk insured and on other factors. The reinsurance arrangements provided Channel Re with certain preferential terms, including those related to ceding commissions. In June 2009 Channel Re was put into run off by its Board of Directors and a run off plan was reviewed by the Bermuda Monetary Authority and approved by the Channel Re Board in September 2009.

During the third quarter of 2010, MBIA Insurance Corporation acquired all of the common stock of Channel Re and its parent ChannelRe Holdings, Ltd. not previously owned by MBIA Insurance Corporation for $40 million in cash. Subsequent to the acquisition, MBIA Insurance Corporation and MBIA UK commuted all reinsurance arrangements with Channel Re. On September 10, 2010 Channel Re and ChannelRe Holdings, Ltd. were liquidated and the remaining assets were distributed to MBIA Insurance Corporation. The transaction, including the commutations and liquidation, resulted in an increase in MBIA Corp.’s statutory capital of $132 million, and its

Item 1. Business (continued)

liquidity position of $595 million. MBIA Corp. did recognize a net loss of $61 million under accounting principles generally accepted in the United States of America (“GAAP”) in the third quarter of 2010 as a result of the transaction, primarily generated from settling a reinsurance receivable related to reinsured CDS at an amount less than its carrying value. In connection with the commutation, MBIA Insurance Corporation, National and MBIA UK reassumed exposure of $21.6 billion, $7.8 billion and $2.1 billion, respectively, of insured exposure.

Intercompany Reinsurance Arrangements

Under the Transformation, MBIA Corp. and National entered into the MBIA Corp. Reinsurance Agreement as well as an assignment agreement under which MBIA Corp. assigned its rights and obligations under the FGIC Reinsurance Agreement. In addition, National entered into second-to-pay policies covering the policies covered by each of these agreements. Each of these transactions and the terms of those documents are further described under the “Our Insurance Operations—National Insured Portfolio” section above.

MBIA Corp. has entered into a reinsurance agreement with MBIA UK providing for MBIA Corp.’s reimbursement of the losses incurred by MBIA UK in excess of a specified threshold and a net worth maintenance agreement in which MBIA Corp. agrees to maintain the net worth of MBIA UK, to remain its sole shareholder and not to pledge its shares. Under the reinsurance agreement, MBIA Corp. has agreed to reimburse MBIA UK on an excess-of-loss basis for losses incurred in each calendar year for net retained insurance liability, subject to certain contract limitations. Under the net worth maintenance agreement, MBIA Corp. agrees to maintain a minimum capital and surplus position at MBIA UK at the greater of a specified amount or the amount required by United Kingdom regulations, subject to certain New York State regulatory requirements as well as certain contract restrictions. MBIA Corp. has also entered into a reinsurance agreement and net worth maintenance agreement with MBIA Mexico pursuant to which MBIA Corp. reinsures 100% of the business underwritten by MBIA Mexico and agrees to maintain the amount of capital in MBIA Mexico required by applicable law or regulation.

Insurance Regulation

National and MBIA Corp. are incorporated and subject to primary insurance regulation and supervision by the State of New York. MBIA UK and MBIA Mexico are organized and subject to primary regulation and supervision in the United Kingdom and Mexico, respectively. The Company’s insurance subsidiaries are also licensed to issue financial guarantee policies in multiple jurisdictions as needed to conduct their business activities and are subject to insurance regulations in those jurisdictions.

The extent of state insurance regulation and supervision varies by jurisdiction, but New York, the United Kingdom, Mexico and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies. These laws prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. and National each are required to file detailed annual financial statements with the NYSID and similar supervisory agencies in each of the other jurisdictions in which it is licensed. The operations and accounts of the insurance companies are subject to examination by these regulatory agencies at regular intervals. In addition to being subject to the insurance laws in the jurisdictions in which we operate, as a condition to obtaining required insurance regulatory approvals to enter into certain transactions, including the secured loan between MBIA Inc. and MBIA Corp. and the asset swap between MBIA Inc. and National each described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity––Asset/Liability Products Liquidity” in Part II, Item 7 of this Form 10-K, MBIA Inc. and its insurance subsidiaries have and may in the future agree to provide notice to the NYSID or other applicable regulators prior entering into transactions or taking other corporate actions (such as paying dividends when applicable statutory tests are satisfied) that would not otherwise require regulatory approval.

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

Item 1. Business (continued)

Article 69, our domestic insurance companies are permitted to transact financial guarantee insurance, surety insurance and credit insurance and such other kinds of business to the extent necessarily or properly incidental to the kinds of insurance which they are authorized to transact. In addition, they are empowered to assume or reinsure the kinds of insurance described above.

In light of the substantial losses incurred by financial guarantee companies, the NYSID issued in Circular Letter No. 19 (2008) on September 22, 2008, new “Best Practices” guidelines (the “Guidelines”) for financial guarantors, which it plans to formalize as regulation or legislation. In general, the Guidelines impose restrictions on the issuance of financial guarantee insurance policies and increase required capitalization levels. Included among the recommendations are: (1) restrictions on the issuance of policies insuring asset-backed securities (“ABS”) that consist of other pools of ABS, as well as on policies insuring, and the underlying terms of, insured CDS, a market in which the Company no longer participates; (2) limits on a guarantor’s exposure to not only the issuer of debt, but also the initial lender and servicer of each category of obligation, as well as increased reporting obligations regarding exposures to particular categories of debt or exposures over a calendar year period; (3) a requirement that all, rather than a subset, of insured bonds be at least 95% investment grade, based on aggregate net liability; (4) increases in the required amount of paid-in capital to at least $15,000,000, the required amount of paid-in surplus to at least $165,000,000 and the amount of minimum surplus to policyholders to a figure in excess of $150,000,000, as well as changes to capital and contingency reserve requirements in connection with certain ABS.

Furthermore, in June 2009 a new bill was introduced at the request of New York’s governor to amend the New York Insurance Law to enhance the regulation of financial guarantee insurers. The proposed bill would, among other things, (i) eliminate the capacity of financial guarantee insurers to guarantee CDS, (ii) increase minimum capital requirements, (iii) impose tighter underwriting standards that include liquidity adequacy and controls and remediation rights standards, (iv) specify a discount rate applicable to loss reserves, (v) revise single risk limits and impose sector limits and (vi) require reporting of certain decreases in policyholder surplus. A new version of the bill was proposed in April 2010 and again in January 2011 which would, among other things, effectively prohibit issuance of CDS other than for hedging purposes and regulate CDS as financial guarantee insurance. An additional new version of the bill was introduced in June 2010 which would, among other things, permit financial guarantee insurers to use the net value of a qualified trust as an asset with respect to capital and reserve requirements.

Dividend Limitations

The laws of New York regulate the payment of dividends by National and MBIA Corp. and provide that a New York domestic stock property/casualty insurance company may not declare or distribute dividends except out of statutory earned surplus. New York law provides that the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as shown by the most recent statutory financial statement on file with the NYSID, or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent of Insurance approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings. MBIA Corp. is currently unable to pay dividends, including dividends on its preferred stock, due to an earned surplus deficit. During the second quarter of 2010, National received approval from the NYSID to reset its unassigned surplus to zero as of January 1, 2010. The reset provides National with dividend capacity of $91 million as of December 31, 2010. However, at the current time we do not intend for National to declare dividends. In October 2010, the plaintiffs in the Transformation litigation initiated a court proceeding challenging the approval of the surplus reset. See “Note 17: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

The foregoing dividend limitations are determined in accordance with Statutory Accounting Practices (“SAP”), which generally produce statutory earnings in amounts less than earnings computed in accordance with GAAP. Similarly, policyholders’ surplus, computed on a SAP basis, will normally be less than net worth computed on a GAAP basis. See “Note 15: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of MBIA Corp. and Subsidiaries and “Note 12: Statutory Accounting Practices” in the Notes to Financial Statements of National filed as Exhibits to this Form 10-K for additional information.

Item 1. Business (continued)

Contingency Reserves

As financial guarantee insurers, our domestic insurance companies are required by the laws and regulations of New York, California, Connecticut, Florida, Illinois, Iowa, Maryland, New Jersey and Wisconsin to maintain, as applicable, contingency reserves on their municipal bond, ABS or other financial guarantee liabilities. Under New Jersey, Illinois and Wisconsin regulations, contributions by an insurance company to its contingency reserves are required to equal 50% of earned premiums on its municipal bond business. Under New York law, an insurance company is required to contribute to contingency reserves 50% of premiums as they are earned on policies written prior to July 1, 1989 (net of reinsurance), and, with respect to policies written on and after July 1, 1989, such an insurer must make contributions over a period of 15 or 20 years (based on issue type), or until the contingency reserve for such insured issues equals the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.6% to 2.5%, depending upon the type of obligation guaranteed (net of collateral, reinsurance, refunding, refinancings and certain insured securities). California, Connecticut, Florida, Iowa and Maryland laws impose a generally similar requirement, and in California the insurance commissioner can require an insurer to maintain additional reserves if the commissioner determines that the insurer’s reserves are inadequate. The contribution to and maintenance of the contingency reserve limit the amount of earned surplus that might otherwise be available for the payment of dividends. In each of these states, our domestic insurance companies may apply for release of portions of their contingency reserves in certain circumstances.

Risk Limits

Insurance laws and regulations also limit both the aggregate and individual securities risks that our domestic insurance companies may insure on a net basis based on the type of obligations insured. The individual limits are generally on the amount of insured par and/or annual debt service for a given insured issue, entity or revenues source and stated as a percentage of the insurer’s policyholders’ surplus and contingency reserves. The aggregate risk limits limit the aggregate amount of insured par to a stated multiple of the insurer’s policyholders’ surplus and contingency reserves based on the types of obligations insured. The aggregate risk limits can range from 300:1 for certain municipal obligations to 50:1 for certain non-municipal obligations.

As a result of the Transformation and the reinsurance of the MBIA Corp. and FGIC portfolios by National, National exceeded as of the closing date certain single and aggregate risk limits under the New York laws and regulations, and MBIA Corp. exceeded as of the closing date certain single risk limits under New York laws and regulations. These insurers obtained waivers from the NYSID of those limits. In connection with the waivers, they submitted a plan to the applicable insurance departments to achieve compliance with the applicable regulatory limits. Under the plans, they agreed not to write new financial guarantee insurance for certain issuers, and in MBIA Corp.’s case, in certain categories of business, until they were in compliance with their single risk limits and agreed to take commercially reasonable steps, including considering reinsurance, the addition of capital and other risk mitigation strategies, in order to comply with the regulatory single and aggregate risk limits. As a condition to granting the waiver, the NYSID required that, in addition to complying with these plans, upon written notice from the NYSID, MBIA Corp. and National, as applicable, would cease writing new financial guarantee insurance if it were not in compliance with the risk limitation requirements by December 31, 2009. To date, we have not received such a notice from the NYSID. Neither National nor MBIA Corp. have come into compliance with the single or aggregate risk limits. In 2010 MBIA Corp. reported a de minimus number of additional overages to the NYSID due to changes in its statutory capital.

Holding Company Regulation

MBIA Corp. and National also are subject to regulation under the insurance holding company statutes of New York. The requirements of holding company statutes vary from jurisdiction to jurisdiction but generally require insurance companies that are part of an insurance holding company system to register and file certain reports describing, among other information, their capital structure, ownership and financial condition. The holding company statutes also generally require prior approval of changes in control, of certain dividends and other inter-corporate transfers of assets, and of certain transactions between insurance companies, their parents and affiliates. The holding company statutes impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and those transactions not in the ordinary course of business exceeding specified limits receive prior regulatory approval.

Item 1. Business (continued)

Change of Control

Prior approval by the NYSID is required for any entity seeking to acquire, directly or indirectly, “control” of National or MBIA Corp. In many states, including New York, “control” is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled, directly or indirectly, by an entity, although the insurance regulator may find that “control” in fact does or does not exist when an entity owns or controls either a lesser or greater amount of securities. The United Kingdom FSA also has a requirement for prior approval of any controlling person. MBIA Corp. would require the prior approval of MBIA Mexico’s regulator in order to transfer the shares it currently holds in MBIA Mexico. To the Company’s knowledge, each MBIA Inc. shareholder which owns 10% or more of MBIA Inc.’s outstanding common stock as of December 31, 2010 has received appropriate approvals or determinations of non-control in connection with its investment.

Insurance Guarantee Funds

National and MBIA Corp. are exempt from assessments by the insurance guarantee funds in the majority of the states in which they do business. Guarantee fund laws in most states require insurers transacting business in the state to participate in guarantee associations, which pay claims of policyholders and third-party claimants against impaired or insolvent insurance companies doing business in the state. In most states, insurers licensed to write only municipal bond insurance, financial guarantee insurance and other forms of surety insurance are exempt from assessment by these funds and their policyholders are prohibited from making claims on these funds.

OUR ADVISORY SERVICES

In our asset management advisory services business our registered investment advisors provide fixed-income asset management services for third parties and the investment portfolios of the Company and its affiliates (including the wind-down businesses) on a fee-for-service basis.

The Company has operated its advisory services segment since 1991 and had $40.7 billion in institutional assets under management as of December 31, 2010, including $15.4 billion from the Company and its subsidiaries. The segment has generally produced strong investment performance for its clients and has focused on providing high quality client support. The Company believes there is strong demand for its services given its track record, recent fixed-income market volatility and growth in fixed-income asset classes due to demographic changes and product innovation. In order to develop and grow our third-party advisory business, we have renamed our advisory services companies under the “Cutwater” name and re-branded them to reflect and communicate their organizational separation from the Company’s insurance operations and the wind-down businesses. In particular, the asset management advisory business now operates under a wholly-owned “Cutwater” branded holding company of MBIA Inc. that no longer owns the wind-down businesses.

Our advisory services are offered in two major product lines, traditional and structured. Within the traditional product line, Cutwater offers cash management, customized asset management, discretionary asset management and fund accounting services to governments, insurance companies (including the Company’s insurance subsidiaries) corporations, pension funds, unions, endowments, foundations and investment companies in both pooled and separate account formats. These services are offered through registered investment advisers, and Cutwater receives asset management and administrative fees as compensation. Within the structured product line, Cutwater manages asset/liability programs and conduits (including the wind-down businesses), CDOs and other funding vehicles for banks, insurance companies, program trustees and investment companies, and it earns base and performance fees for its services.

Cutwater’s advisory services are offered through three principal operating subsidiaries: Cutwater Asset Management Corp. (“Cutwater-AMC”), a Securities and Exchange Commission (“SEC”)-registered investment adviser and Financial Industry Regulatory Authority (“FINRA”) member firm, Cutwater Investor Services Corp. (“Cutwater-ISC”), an SEC-registered investment adviser, and Cutwater Asset Management UK Limited (“Cutwater-UK”), an FSA registered asset manager based in the United Kingdom.

Item 1. Business (continued)

Advisory Services Regulation

Cutwater is subject to various federal and state securities and investment regulations. As an SEC-registered investment adviser and a FINRA member firm, Cutwater-AMC is subject to the requirements of the Investment Advisers Act of 1940, a Federal statute which regulates registered investment advisers, and to FINRA rules and regulations. As an adviser to registered investment companies, Cutwater-AMC and Cutwater-ISC are also responsible for compliance with applicable provisions of the Investment Company Act of 1940. As sponsor/administrator of pooled investment programs, Cutwater-ISC and its subsidiary Cutwater Colorado Investor Services Corporation, each of which is an SEC-registered investment adviser, are subject to the requirements of the Investment Advisers Act of 1940, as well as certain state laws governing the operation of and permitted investments in local government investment pools. The activities of Cutwater-UK are subject to supervision by the FSA.

OUR WIND-DOWN BUSINESSES

Since the ratings downgrades of MBIA Corp. that began in 2008, we have not issued debt in connection with either the asset/liability products or conduits businesses, and we believe the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate, or are repurchased by the Company.

Asset/Liability Products

The asset/liability products business historically raised funds for investment through several sources: (1) customized investment agreements issued by the Company and one of its subsidiaries for bond proceeds and other funds; and (2) issuance of MTNs with varying maturities issued by our subsidiary MBIA Global Funding, LLC (“GFL”). Each of these products is guaranteed by MBIA Corp. In addition, GFL would lend the proceeds of its GFL MTN issuances to MBIA Inc. (“GFL Loans”). Under agreements among MBIA Inc., MBIA Corp. and/or GFL, the Company invested the proceeds of the investment agreements and GFL Loans in eligible investments, which consisted of investment grade securities with a minimum average double-A credit quality rating at purchase and which are pledged to MBIA Corp. as security for its guarantees on investment agreements and GFL MTNs. MBIA Inc. primarily purchased domestic securities and lent a portion of the proceeds from investment agreements and GFL MTNs to its subsidiary Euro Asset Acquisition Limited, which primarily purchased foreign assets as permitted under the Company’s investment guidelines. While MBIA Corp. enjoyed Triple-A insurer financial strength ratings, the Company generally earned a positive spread between the yields on assets and liabilities in this business, but since the third quarter of 2008, ratings downgrades of MBIA Corp. have resulted in the termination and collateralization of certain investment agreements, and the lower yield earned on greater holdings of cash and cash equivalents coupled with the increased cost of funding liabilities has resulted in a negative spread and we are therefore in the process of winding down this business.

There are two primary risks in this business. First, to the extent we experience further asset impairments, asset or liability cash flow variability or reductions in the market value or rating eligibility of assets pledged as collateral, we may have insufficient resources to meet any increase in collateral margin requirements on guaranteed investment contracts or intercompany and third party liquidity or swap arrangements. In such events, we may be forced to sell additional assets at potentially substantial losses to meet such obligations. Second, as a result of a deficit in this business of cash, investments and other liquid assets at amortized cost to debt issued to third parties and affiliates at amortized cost, which deficit is expected to increase as a result of the negative spread in the portfolio, we may have insufficient assets to make all payments due on the investment agreement and GFL MTN obligations as they come due. In order to address this deficit, the Company is pursuing strategies such as investing in assets that produce higher yields and seeking to purchase liabilities at a discount, and may be required to pursue additional strategies such as raising capital to resolve the deficit. While the asset/liability products segment may receive further liquidity support from our corporate segment, there can be no assurance that such support would be adequate to meet all payment obligations.

The Company has managed the asset/liability products segment within a number of risk and liquidity parameters monitored by the Risk Oversight Committee and maintains cash and liquidity resources that it believes will be sufficient in the near term to make all payments due on the investment agreement and GFL MTN obligations and

Item 1. Business (continued)

to meet other financial requirements such as posting collateral and paying operating expenses. While we believe the strategies described above should be sufficient to enable the Company to meet longer term obligations, there can be no assurance that we will be successful, as described under “Risk Factors—Liquidity and Market Related Risk Factors” in Part I, Item 1A. In addition, MBIA Inc., National, MBIA Corp. and Meridian Funding, LLC (“Meridian”), a subsidiary of MBIA Inc. within our conduit segment described further below, have provided funding arrangements to the asset/liability products segment which are available to use for cash and/or collateral posting needs. In particular, as a result of the illiquidity of fixed-income markets during 2008, we implemented intercompany agreements to provide additional liquidity from MBIA Inc., National, MBIA Corp. and Meridian to the asset/liability products business, which has reduced the liquidity resources available to MBIA Inc., National, MBIA Corp. and Meridian for other purposes. In the event that the value of the assets in the asset/liability products business is insufficient to repay the investment agreement and GFL MTN obligations or other financial requirements when due, the Company, or MBIA Corp. as guarantor of the investment agreements and GFL MTNs, may be called upon to satisfy the obligations.

Conduits

The conduits were used by banks and other financial institutions to raise funds for their customers in the capital markets. The conduits provided funding for multiple customers through special purpose vehicles that issue commercial paper and MTNs. The proceeds from these issuances were used to either make loans to customers that are secured by certain assets or to purchase assets from customers. All MTN liabilities issued, and all assets originally purchased, by the conduits were insured by MBIA Corp. and subject to MBIA Corp.’s standard underwriting process. The conduits received an administrative fee as compensation for these services. No new MTNs have been issued by the conduits since 2007 and there have been no outstanding issues of commercial paper since 2008. The conduit segment provides liquidity support through a repurchase agreement between the asset/liability products segment (through MBIA Inc.) and the conduit segment (through Meridian), under which $50 million was outstanding as of December 31, 2010; this amount may be increased in the future.

The conduits present immaterial liquidity risk to the Company because of liquidity agreements independently entered into by one of the two conduits with third-party providers and because the assets of the second conduit are structured to mature by or before the maturity date of the liabilities. All of the liquidity agreements have been drawn.

INVESTMENTS AND INVESTMENT POLICY

Investment objectives, policies and guidelines related to the Company’s insurance operations and the wind-down businesses are generally subject to review and approval by the Finance and Risk Committee of the Board of Directors and the Executive Market/Investment Committee of the Company. Cutwater manages the proprietary investment portfolios of the Company and its subsidiaries in accordance with the guidelines adopted for each such portfolio. Investment objectives, policies and guidelines related to investment activity on behalf of our insurance companies are also subject to review and approval by the respective Investment Committee of their Boards of Directors.

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

Item 1. Business (continued)

COMPETITION

Our insurance companies compete with other monoline insurance companies, as well as other forms of credit enhancement, in writing financial guarantee business.

Our ability to attract and compete for financial guarantee business is largely dependent on the financial strength ratings assigned to our insurance companies by the major rating agencies. Since 2008, every significant monoline financial guarantee insurer has been downgraded by one or more of the major rating agencies. In 2009 the only two financial guarantee insurers that were underwriting significant new business merged, further reducing competition in the market. As a result, currently there is only one financial guarantee company that is underwriting significant new business. Given the capital position of the other licensed financial guarantee companies, we do not expect them to underwrite any new business in the near term. In the future, recapitalized existing bond insurers and/or newly formed entities may begin underwriting new business. In addition, changes to Article 69 of the New York Insurance Law, which regulates New York domiciled financial guarantee companies, could lower the barriers to entry for competitors. Finally, the inability of financial guarantee insurers to maintain or achieve high ratings, including due to the rating methodology changes proposed by S&P described above, could diminish acceptance of the product and enhance the appeal of other forms of credit enhancement.

Commercial banks also provide letters of credit as a means of credit enhancement for municipal securities. In 2010 the use of letters of credit as an alternative to financial guarantee insurance within the U.S. municipal market decreased substantially from its peak in 2009; however, letters of credit have remained a significant presence in the market. Furthermore, during 2010 uninsured issuances increased significantly as a percentage of all new U.S. municipal securities issuances, in part due to the increase in issuance of Build America Bonds, which reduce demand for bond insurance by providing a federal subsidy to reduce interest rates on covered obligations issued by states and local governments. The Build America Bonds authorization expired on December 31, 2010.

The actions by the major rating agencies with respect to the Company’s and our insurance companies’ ratings have adversely affected our ability to attract new financial guarantee business. Furthermore, we are unlikely to achieve our desired credit ratings until we resolve the Transformation litigation. As a result, we have written virtually no new business since our ratings downgrades in 2008. The structured finance industry is generating very few new business opportunities, and it continues to be uncertain as to how or when the Company may re-engage this market.

Financial guarantee insurance also competes with other forms of credit enhancement, including senior-subordinated structures, credit derivatives, letters of credit and alternative guarantees (for example, mortgage guarantees where pools of mortgage loans secure debt service payments) provided by banks and other financial institutions, some of which are governmental agencies. Other highly rated institutions, including pension funds and government sponsored entities, also offer third-party credit enhancement on asset-backed and municipal obligations. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer’s alternative of foregoing credit enhancement and paying a higher interest rate. If the interest savings from insurance or another form of credit enhancement are not greater than the cost of such credit enhancement, the issuer will generally choose to issue bonds without third-party enhancement. All of these alternative forms of credit enhancement or alternative executions could also affect our ability to reenter the financial guarantee business.

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

Our Cutwater advisory services business competes for business with a number of banks, insurance companies and independent companies which provide investment advisory services, as well as with companies who manage

Item 1. Business (continued)

their investments in-house. Competition varies by product and typically can range from very large asset management firms to very small operations. Cutwater’s ability to compete for new advisory services business and to retain existing accounts is largely dependent on its investment performance for a specific client or in general (typically versus established benchmark indices), the consistency of its performance through market cycles, fee levels charged and the level of client service provided. Cutwater markets itself through its own field sales force as well as through various intermediaries such as broker dealers, investment consultants and financial advisors.

The Company also competes in the financial advisory market in Latin America through LatAm and elsewhere outside of the U.S. through International Advisory. LatAm’s and International Advisory’s ability to compete will depend on their ability to leverage their expertise in credit structuring and the surveillance, management and valuation of infrastructure assets to attract new financial advisory services clients in the markets in which they compete. Competition in these markets includes local and international investment banks and other diversified financial services providers.

RATING AGENCIES

Rating agencies perform periodic reviews of our insurance companies and other companies providing financial guarantee insurance. In rating financial guarantee companies, rating agencies focus on qualitative and quantitative characteristics in five key areas. Those are: (1) franchise value and business strategy; (2) insurance portfolio characteristics; (3) capital adequacy; (4) profitability; and (5) financial flexibility. Each agency has its own ratings criteria for financial guarantors and employs proprietary models to assess our risk adjusted leverage, risk concentrations and financial performance relative to the agency’s standards. The agencies also assess our corporate governance and factor this into their rating assessment. Currently, S&P and Moody’s rate the Company and its insurance companies. As described above, S&P has proposed for comment significant changes to its qualitative and quantitative rating criteria for financial guarantee insurers, and it remains uncertain whether and how the proposed changes may be implemented.

Until June 2008, MBIA Corp. held Triple-A financial strength ratings from S&P, which the Association received in 1974; from Moody’s, which the Association received in 1984; from Fitch, Inc., which MBIA Corp. received in 1995; and from Rating and Investment Information, Inc. (“RII”), which MBIA Corp. received in 1998. The deterioration of certain segments of the credit markets beginning in the second half of 2007 and mounting concerns about monoline insurers precipitated a series of ratings downgrades by each of the major ratings agencies that began in June 2008, which were followed by further ratings actions reflecting the impact of the Transformation, among other developments. Furthermore, the pending litigation challenging the establishment of National has constrained our ability to take steps necessary to achieve the highest possible ratings for National and our other insurers. Fitch, Inc. withdrew its insurer financial strength ratings for MBIA Corp. and its insurance affiliates as well as all other related ratings in June 2008. At the Company’s request, RII canceled its ratings on MBIA Corp. and CMAC in June 2008. Our current ratings constrain our ability to write new business. National’s, MBIA Corp.’s and MBIA Inc.’s current financial strength ratings from S&P and Moody’s are summarized below:

Agency		Rating/Outlook
	National	MBIA Insurance Corporation	MBIA Inc.
S&P	BBB/Developing outlook	B / Negative outlook	B-/ Negative outlook
Moody’s	Baa1 /Developing outlook	B3 / Negative outlook	Ba3 / Negative outlook

CAPITAL FACILITIES

The Company does not currently maintain a capital facility other than the Triple-A One credit facility described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Credit Facilities” in Part II, Item 7. For a discussion of the Company’s capital resources see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” in Part II, Item 7.

Item 1. Business (continued)

FINANCIAL INFORMATION

For information on the Company’s financial information by segment and premiums earned by geographic location, see “Note 15: Business Segments” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

EMPLOYEES

As of February 24, 2011, the Company had 392 employees, including 167 in Optinuity, 35 in National, 61 in MBIA Corp. and its subsidiaries, 124 in Cutwater and 5 in LatAm. None of the Company’s domestic employees is covered by a collective bargaining agreement. Certain of the Company’s employees outside the U.S. are governed by national collective bargaining or similar agreements. The Company considers its employee relations to be satisfactory.

AVAILABLE INFORMATION

The Company maintains a website at www.mbia.com. The Company is not including the information on its website as a part of, nor is it incorporating such information by reference into, this Form 10-K. The Company makes available through its website under the “SEC Filings” tab, free of charge, all of its SEC filings, including its annual reports on Form 10-K, its quarterly filings on Form 10-Q and any current reports on Form 8-K, as soon as is reasonably practicable after these materials have been filed with the SEC. All such filings were timely posted to the website in 2010.

As a courtesy, the Company posts on its website under the section “Legal Proceedings,” selected information and documents in reference to selected legal proceedings in which the Company is the plaintiff or the defendant. The Company will not necessarily post all documents for each proceeding and undertakes no obligation to revise or update them to reflect changes in events or expectations. The complete official court docket can be publicly accessed by contacting the clerk’s office of the respective court where each litigation matter is pending.

Item 1. Business (continued)

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their present ages and positions with the Company as of March 1, 2011 are set forth below:

Name	Age	Position and Term of Office
Joseph W. Brown	62	Chief Executive Officer and Director (officer since February, 2008)
C. Edward Chaplin	54	President, Chief Financial Officer and Chief Administrative Officer (officer since June, 2006)
William C. Fallon	51	President and Chief Operating Officer (officer since July, 2005)
Clifford D. Corso	49	Executive Vice President and Chief Investment Officer (officer since September, 2004)
Mitchell I. Sonkin	58	Executive Vice President and Chief Portfolio Officer (officer since April, 2004)
Ram D. Wertheim	56	Executive Vice President, Chief Legal Officer and Secretary (officer since January, 2000)

Joseph W. Brown (age 62) is Chief Executive Officer and director of the Company. Mr. Brown assumed the roles of Chairman, CEO and director in February 2008 after having retired as Executive Chairman of MBIA in May 2007. In May, 2009 the Company’s Board of Directors accepted Mr. Brown’s recommendation to split the roles of Chairman and CEO and elected Daniel P. Kearney as Non-Executive Chairman, with Mr. Brown continuing in the roles of CEO and director. Mr. Brown also serves as Chairman of MBIA Insurance Corporation. Until May 2004, Mr. Brown had served as Chairman and CEO of MBIA and MBIA Corp. Mr. Brown originally joined the Company as Chairman and CEO in January 1999 after having been a director since 1986.

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

Prior to being named President, Chief Financial Officer and Chief Administrative Officer, C. Edward Chaplin (age 54) was Vice President and Chief Financial Officer of the Company. Mr. Chaplin also serves as Chief Financial Officer of MBIA Insurance Corporation and President, Chief Financial Officer and Chief Administrative Officer of Optinuity. Prior to becoming an officer of the Company in June 2006, Mr. Chaplin had served as a director of the Company from December 2002 to May 2006 and as Senior Vice President and Treasurer of Prudential Financial Inc. since November 2000, responsible for Prudential’s capital and liquidity management, corporate finance, and banking and cash management. Mr. Chaplin had been with Prudential since 1983.

Prior to being named President and Chief Operating Officer, William C. Fallon (age 51) was Vice President of the Company and head of the Global Structured Finance Division. Mr. Fallon also serves as Chief Executive Officer of National and President and Chief Operating Officer of MBIA Insurance Corporation. From July 2005 to March 1, 2007, Mr. Fallon was Vice President of the Company and head of Corporate and Strategic Planning. Prior to joining the Company in 2005, Mr. Fallon was a partner at McKinsey & Company and co-leader of that firm’s Corporate Finance and Strategy Practice.

Prior to being named Executive Vice President and Chief Investment Officer, Clifford D. Corso (age 49) was Vice President of the Company, the Company’s Chief Investment Officer and the president of Cutwater AMC. Mr. Corso is the Chief Executive Officer and Chief Investment Officer of Cutwater AMC. He joined the Company in 1994 and has served as Chief Investment Officer since 2000.

Item 1. Business (continued)

Prior to being named Executive Vice President and Chief Portfolio Officer, Mitchell I. Sonkin (age 58) was Vice President of the Company and head of the IPM Division. Mr. Sonkin also serves as Chief Portfolio Officer of MBIA Insurance Corporation and Optinuity. Prior to joining the Company in April 2004, Mr. Sonkin was senior partner and co-chair of the Financial Restructuring Group of the international law firm of King & Spalding.

Prior to being named Executive Vice President, Chief Legal Officer and Secretary, Ram D. Wertheim (age 56) was Vice President, General Counsel and Secretary of the Company. Mr. Wertheim also serves as General Counsel of MBIA Insurance Corporation and Optinuity. From February of 1998 until January 2000, he served in various capacities in the Global Structured Finance Division. Mr. Wertheim was, until February of 1998, the General Counsel of CMAC Holdings Inc.

Item 1A. Risk Factors

References in the risk factors to the “Company” are to MBIA Inc., together with its domestic and international subsidiaries. References to “we,” “our” and “us” are to MBIA Inc. or the Company, as the context requires.

Insured Portfolio Loss Related Risk Factors

There can be no assurance that we will be successful, or that we will not be delayed, in realizing our estimated loan put-back recoveries of $2.5 billion; the estimated loan put-back recoveries net of reinsurance and income taxes are $1.6 billion, which is in excess of 50% of the consolidated total shareholders’ equity of MBIA Inc., excluding preferred stock of subsidiaries

Based on our forensic reviews and the analysis of RMBS transactions insured by MBIA Corp., we believe that multiple sellers/servicers and counterparties that originated or sponsored such transactions misrepresented the nature and/or quality of the underlying mortgage loans in those transactions, which materially contributed to the losses we have incurred to date on those transactions and which represent a substantial portion of the total losses we have incurred since the fourth quarter of 2007. We refer to those mortgage loans that the Company believes failed to comply with the representations and warranties made by the seller/servicer as “ineligible” mortgage loans. We believe that, on a contractual basis, the sellers/servicers in MBIA Corp.-insured mortgage transactions are obligated to cure, replace or repurchase all the ineligible mortgage loans for which we have recorded potential recoveries. As such, we take into account these expected recoveries from those sellers/servicers arising from our contractual right of put-back of ineligible assets in our assessment and calculation of loss reserve. As of December 31, 2010, we have recognized estimated loan put-back recoveries of $2.5 billion related to our insured transactions. The estimated loan-put-back recoveries net of reinsurance and income taxes are $1.6 billion, which is in excess of 50% of the consolidated total shareholders’ equity of MBIA Inc., excluding preferred stock of subsidiaries. A substantial majority of our put-back claims have been disputed by the loan sellers/servicers and are currently subject to litigation. The recovery amount is based upon five probability based scenarios that include full recovery of our incurred losses and reduced recoveries due to litigation delays and risks and/or potential financial distress of the sellers/servicers. Probabilities are assigned across these scenarios, with most of the probability weight on partial recovery scenarios. In addition, while our estimates of put-back recoveries include scenarios that contemplate a delay or failure in enforcing our contractual rights and the inability of responsible parties to satisfy their put-back obligations, and while we believe that we will prevail in enforcing our contractual rights, there is uncertainty with respect to the ultimate outcome.

Although government sponsored market participants and some financial guarantee insurers have been successful in putting back ineligible mortgage loans to sellers/servicers, and other financial guarantee insurers situated similarly to MBIA have recorded similar expected recoveries for RMBS transaction losses, recoveries of the scope and magnitude that we have recorded have not yet been realized by another financial guarantee insurer.

If we fail to ultimately realize the expected recoveries, our current loss reserve estimates may not be adequate to cover potential claims. Furthermore, estimated recoveries may differ from realized recoveries due to the uncertainty of litigation, the cost of litigation, error in determining breach rates, counterparty credit risk, the potential for delay and other sources of uncertainty. In addition, our sellers/servicers litigation may take up to several years to resolve, during which time we will be required to pay losses on the subject transactions.

Item 1A. Risk Factors (continued)

Material misrepresentations made by sponsors of transactions that we insured and continued poor performance of RMBS and CDOs in our structured finance insured portfolio due to adverse developments in the residential mortgage sector may materially and adversely affect our financial condition, results of operations and future business

We are exposed to risk of poor performance of assets included in our insured transactions, particularly residential mortgage loans, arising from material misrepresentations made by transaction sponsors and the refusal of the sellers/servicers to perform under the related contracts. In addition, we are exposed to credit risks in our portfolio that have arisen from the deterioration and continued poor performance of certain segments of the credit markets, particularly the residential mortgage sector, which has led to the deterioration in the quality of assets and the collection of cash flows from such assets within structured securities that we have guaranteed. Based on our forensic reviews and analysis of RMBS we insured, we believe that multiple sellers/servicers and counterparties that originated or sponsored transactions that we insured misrepresented the nature and/or quality of the residential mortgage loans that back those transactions, which materially contributed to the losses we have incurred to date on those transactions and which represent a substantial portion of the total losses we have incurred since the fourth quarter of 2007. Losses in these transactions and in other transactions due to misrepresentations could continue. In sizing loss reserves relating to these transactions, we take into account expected recoveries from those sellers/servicers arising from our contractual rights of put-back of ineligible loans. As of December 31, 2010 we recorded estimated recoveries of $2.5 billion related to insured transactions. The recovery amount is based upon five probability based scenarios that include full recovery of our incurred losses and reduced recoveries due to litigation delays and risks and/or potential financial distress of the sellers/servicers. Probabilities are assigned across these scenarios, with most of the probability weight on partial recovery scenarios. While we believe that the originators are contractually obligated to cure, purchase or replace the ineligible loans, if we fail to realize these expected recoveries our loss reserve estimates may not be adequate to cover potential claims.

In addition, beginning in the second half of 2007, deterioration of the global credit markets coupled with the re-pricing of credit risk created extremely difficult market conditions and volatility in the credit markets. The concerns on the part of market participants were initially focused on the subprime segment of the U.S. mortgage-backed securities market and expanded to include a broad range of mortgage and asset-backed and other fixed-income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. The deterioration in the credit markets was accompanied by a severe economic recession precipitated, in part, by the collapse of U.S. residential home prices, and the U.S. economy continues to show sluggish growth in the employment, housing and financial sectors. While many segments of the global credit markets and the economy have since recovered, the performance of certain credits we insure, in particular RMBS and CDOs of ABS, and the U.S. housing sector generally, have deteriorated significantly since 2007 and those credits continue to perform poorly. Furthermore, the slow recovery suggests the possibility of a “double dip” in housing prices, which could extend the poor performance of our insured transactions, in particular our insured RMBS transactions due to the continued strain caused by the inclusion of ineligible mortgage loans in our insured transactions.

Although we have sought to underwrite direct RMBS, CDOs of ABS and other structured finance transactions with levels of subordination and other credit enhancements designed to protect us from loss in the event of poor performance of the underlying assets collateralizing the securities, we recorded losses and LAE in our structured finance portfolio of $159 million, after the elimination of a $79 million expense as a result of consolidating variable interest entities (“VIEs”), in 2010 due in part to projected inadequacies of such credit enhancements in securities we have guaranteed. Furthermore, since the third quarter of 2007 we have recorded losses and LAE of $2.7 billion, after the elimination of $60 million of losses and LAE incurred on behalf of consolidated VIEs, (including a $3 million benefit in 2010 after the elimination of a $60 million benefit as a result of consolidating VIEs) related to insured RMBS exposures. We believe that a substantial portion of the direct RMBS losses paid by the Company were the result of misrepresentations concerning the quality of the collateral backing those transactions, which we believe is the main cause of the high level of losses in those transactions and the primary reason why the original level of subordination and other credit enhancement has not been sufficient. In addition, there were statutory impairments of $2.6 billion (including $50 million of impairments in 2010) related to exposure in ABS insured credit derivatives.

No assurance can be given that any remaining credit enhancements will prove to be adequate to protect us from incurring additional material losses in view of the current significantly higher rates of delinquency, foreclosure and losses being observed among residential mortgage loans and home equity lines of credit (“HELOCs”). While

Item 1A. Risk Factors (continued)

continued poor performance in some of the structured finance securities we insure is generally expected, the additional impact of misrepresentations made to us in transactions we insure and the impact of any future continued deterioration of the credit markets is unknown, as is the impact, if any, on potential claim payments and ultimate losses of the securities within our portfolio.

Deteriorating performance of commercial mortgage-backed securities and CRE loans in our structured finance insured portfolio due to adverse developments in the CRE segment of the credit markets may materially and adversely affect our financial condition, results of operations and future business

MBIA Corp. has insured a substantial amount of CDS contracts that are backed by structured commercial mortgage-backed security (“CMBS”) pools and CRE loan CDOs. As a result of poor performance in the CRE sector, recently we have seen deteriorating trends in delinquencies in mortgage loans underlying CMBS and CRE CDOs, and we recorded our first impairments related to CMBS exposure in 2010. As of December 31, 2010 we have recorded impairments of $1.1 billion related to CMBS exposure. While MBIA Corp.’s structured CMBS pool insured position was rated AAA at origination by at least one of Moody’s Investors Service, Inc. (“Moody’s), Standard & Poor’s Financial Services LLC (“S&P”) and/or Fitch, 47% of the collateral was originally rated BBB and lower. As of December 31, 2010, 69% of CMBS collateral underlying pools insured by MBIA Corp. were rated below investment grade. In 2006 and 2007, we insured 21 static CMBS pools with $17.6 billion of gross par outstanding as of December 31, 2010 in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower. Within our CRE CDO portfolio, we had five transactions within 2006 or 2007 vintages totaling $2.4 billion of gross par outstanding as of December 31, 2010 in which substantially all of the collateral originally comprised BBB or BBB- rated tranches of CMBS. Although loan liquidations and property sales are just beginning to take place within the underlying MBIA Corp.-insured CMBS transactions, delinquencies have increased markedly in the CRE market over the last two years given the economic downturn and the shortage of financing. While average debt coverage ratios on our portfolio are higher as of December 31, 2010 compared with December 31, 2009, debt coverage ratios on some loans have deteriorated in this sector. In addition, since CMBS foreclosures and liquidations have only recently begun to take place in this economic cycle, ultimate loss rates are highly uncertain. To the extent that these trends worsen and result in substantial defaults and losses on the underlying mortgage loans, we could incur substantial additional losses on our CMBS and CRE portfolio.

Furthermore, MBIA Corp.’s guarantees of structured CMBS pools generally are in the form of CDS referencing the CMBS bonds in static pooled transactions, and the same CMBS bonds may be referenced in multiple pools. Accordingly, a collateral failure on a small number of CMBS bonds may require MBIA to make payments on several insured CDS transactions. In the event MBIA failed to make these payments, MBIA’s CDS contract obligations could be accelerated, which could materially and adversely affect our financial condition and results of operations.

There can be no assurance that we will be successful, or that we will not be delayed, in enforcing the agreements governing the various structured finance transactions we insure, and the failure to enforce such contractual provisions could have a material adverse effect on our liquidity and financial condition

While we have sought to underwrite direct RMBS, CMBS and CDOs of ABS with levels of subordination and other credit enhancements designed to protect us from loss in the event of poor performance of the underlying assets collateralizing the securities in the insured portfolio, there can be no assurance that we will be successful, or that we will not be delayed, in enforcing the subordination provisions, credit enhancements or other contractual provisions of the RMBS, CMBS and CDOs of ABS that we insure in the event of litigation or the bankruptcy of other transaction parties. In addition, although we are confident in our interpretation of the subordination provisions of the CDO transactions we have insured, our insured CDO transactions have not previously been subject to judicial consideration and it is uncertain how the subject documents in those transactions will be interpreted by the courts in the event of an action for enforcement. Moreover, although the RMBS obligations we insure typically include contractual provisions obligating the sellers/services to cure, repurchase or replace ineligible loans that were included in the transaction, in multiple transactions the sellers/servicers have breached this obligation, and, as described above, there can be no assurance that we will be successful, or that we will not be delayed, in realizing estimated put-back recoveries related to these insured transactions. Furthermore, we are required to pay losses on these securities irrespective of any proceeding we initiate to enforce our contractual rights. Accordingly, the failure to timely enforce subordination provisions, credit enhancements, repurchase or replacement obligations and other contractual provisions could have a material adverse effect on our liquidity and financial condition.

Item 1A. Risk Factors (continued)

Loss reserve estimates and credit impairments are subject to additional uncertainties and loss reserves may not be adequate to cover potential claims

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

Losses on RMBS related to the large number of ineligible mortgage loans included in RMBS securitizations that we insured as well as unprecedented volatility in the credit markets that began in the fourth quarter of 2007 has caused us to increase our loss projections substantially several times especially for RMBS transactions, where expected losses are far worse than originally expected and in many cases far worse than the worst historical losses. As a result, historical loss data may have limited value in predicting future RMBS losses. Moreover, in sizing loss reserves with respect to our insured transactions, we take into account expected recoveries from originators of the transactions arising from our contractual rights of put-back of ineligible loans, and these estimated recoveries may differ from realized recoveries due to the outcome of litigation, the cost of litigation, error in determining breach rates, counterparty credit risk, the potential for delay and other sources of uncertainty. In addition, we recorded our first credit impairments related to CMBS exposure in 2010, which reflect our current estimate of ultimate losses. However, if the deterioration of the CRE market worsens, we could incur substantial losses on our CMBS and CRE portfolio in excess of these estimates. We recorded losses and LAE of $2.7 billion related to insured RMBS exposures, after the elimination of a $60 million benefit as a result from consolidating VIEs, since the third quarter of 2007 (including a $3 million benefit in 2010 after the elimination of a $60 million benefit as a result from consolidating VIEs). Our financial guarantee ABS CDO portfolio has also seen considerable stress and credit deterioration in the market. To date, we have recorded losses and LAE of $270 million, after the elimination of a $71 million expense as a result from consolidating VIEs (including $118 million in 2010 after the elimination of a $71 million expense as a result from consolidating VIEs), on the ABS CDOs that have case basis reserves as of December 31, 2010. During 2010, losses and LAE of $159 million, after the elimination of a $79 million expense as a result from consolidating VIEs, was recorded for the entire structured finance portfolio.

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles to our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Since the third quarter of 2007 we have recorded impairments of $3.7 billion (including $1.2 billion of impairments in 2010) related to insured credit derivatives across our structured finance insured portfolio. Future deterioration in the performance of RMBS, CMBS, CDOs of ABS or other obligations we insure or reinsure could lead to the establishment of additional loss reserves or impairments and further losses or reductions in income. There can be no assurance that the estimates of probable and estimable losses are accurate. Actual paid claims could exceed our estimate and could significantly exceed our loss reserves. If our loss reserves are not adequate to cover actual paid claims, our results of operations and financial condition could be materially adversely affected.

Recent difficult economic conditions may materially adversely affect our business and results of operations and they may not improve in the near future, or may worsen

Our results of operations are materially affected by general economic conditions, both in the U.S. and elsewhere around the world. Beginning in the second half of 2007 and continuing in 2008, global financial, equity and other markets experienced significant stress, which reached unprecedented levels in the fourth quarter of 2008. While the U.S. economy has grown over the past six quarters and many segments of the global capital markets have since recovered, continued concerns over the availability and cost of credit for certain borrowers, the U.S. mortgage market and a declining or flat real estate market in the U.S. have contributed to diminished expectations for the global economy and certain markets going forward. These factors, combined with low business and

Item 1A. Risk Factors (continued)

consumer confidence and high unemployment, precipitated a recession and slow recovery in 2008-2010 which continues to challenge the U.S. and other overall economies and suggested a prolonged depression of the real estate market and the possibility of a “double dip” in both house prices and the broader economy.

Losses resulting from recent poor economic conditions and the related weak performance of RMBS (in particular due to the inclusion of ineligible loans in RMBS we insured), as well as CMBS, have adversely impacted, and continue to impact our results and financial condition. In addition, recessions, increases in corporate, municipal, sovereign, sub-sovereign or consumer default rates and other general economic conditions may adversely impact the Company’s prospects for future business, as well as the performance of our insured portfolios and the Company’s investment portfolio. In particular, the deterioration of certain sectors of the credit markets has caused a significant decline in the number of structured finance securities that have been issued since the fourth quarter of 2007. There can be no assurance that the market for structured finance securities will recover or that we will achieve the credit ratings necessary to insure new structured finance issuances, which may adversely affect our business prospects. In addition, U.S. public finance obligations supported by specified revenue streams, such as revenue bonds issued by toll road authorities, municipal utilities or airport authorities, may be adversely affected by revenue declines resulting from economic recession, reduced demand, changing demographics or other factors.

Insured credit derivatives may be riskier than our traditional financial guarantee products

The structured finance and international segment’s financial guarantee contracts and CDS contracts generally cannot be accelerated, thereby mitigating liquidity risk. However, with respect to the insurance of CDS contracts, in certain events, including the insolvency or payment default of the insurer or the issuer of the CDS, the CDS contracts may be subject to termination by the counterparty, triggering a claim for the fair value of the contract. In addition, credit derivative transactions are governed by International Swaps and Derivatives Association (“ISDA”) documentation and operate differently from financial guarantee insurance policies. For example, the Company’s control rights with respect to a reference obligation under a credit derivative may be more limited than when it issues a financial guarantee insurance policy on a direct primary basis. In addition, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events, unlike financial guarantee insurance policies. If a credit derivative is terminated, the Company could be required to make a mark-to-market payment as determined under the ISDA documentation.

Servicer risk could adversely impact performance of Structured Finance transactions

Structured finance obligations contain certain risks including servicer risk, which relates to problems with the transaction servicer (the entity which is responsible for collecting the cash flow from the asset pool) that could affect the servicing and performance of the underlying assets. Structural risks primarily involve bankruptcy risks, such as whether the servicer of the assets may be required to delay the remittance of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings. Structured finance transactions are usually structured to reduce the risk to the investors from the bankruptcy or insolvency of the servicer. The ability of the servicer to properly service and collect on the underlying assets can contribute to the performance of a transaction. The ability of the servicer to maintain contact with borrowers is especially important in transactions that included improperly originated or ineligible loans. Certain of the lawsuits we have filed allege that the servicer has failed to perform its duties as contractually required. While we assess future servicer performance through our servicer due diligence and underwriting guidelines, our formal credit review and approval process and our post-closing servicing review and monitoring, there is no assurance that the servicer will properly affect its duties.

Some of the state and local governments and finance authorities that issue public finance obligations we insure are experiencing unprecedented budget shortfalls that could result in increased credit losses or impairments on those obligations

We have historically experienced low levels of defaults in our U.S. public finance insured portfolio, including during the financial crisis that began in mid-2007. However, recently many state and local governments that issue some of the obligations we insure have reported unprecedented budget shortfalls that will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While there has been some support provided by the U.S. federal government designed to provide aid to state and local governments, certain

Item 1A. Risk Factors (continued)

state and local governments remain under extreme financial stress. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, cut spending, or receive federal assistance, we may experience losses or impairments on those obligations, which could materially and adversely affect our business, financial condition and results of operations.

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

Geopolitical conditions may adversely affect our business prospects and insured portfolio

General global unrest, fraud, terrorism, catastrophic events, natural disasters, pandemics or similar events could further disrupt the economy in the U.S. and the other countries where we have insured exposure or operate our businesses and could have a direct material adverse impact on certain industries and on general economic activity. Furthermore, in certain jurisdictions outside the U.S. we face higher risks of governmental intervention through nationalization or expropriation of assets, an inability to enforce our rights in court or otherwise and corruption, which may cause us to incur losses on the assets we insure or reputational harm. The Company has exposure in certain sectors that could suffer increased delinquencies and defaults as a direct result of these types of events. Moreover, we are exposed to correlation risk as a result of the possibility that multiple credits will experience losses as a result of any such event or series of events, in particular exposures that are backed by revenues from business and personal travel, such as domestic enhanced equipment trust certificate aircraft securitizations and bonds backed by hotel taxes and car rental fleet securitizations. To the extent that certain corporate sectors may be vulnerable to credit deterioration and increased defaults in the event of future global unrest, CDOs backed by pools of corporate debt issuances in those stressed sectors could also be adversely impacted.

The Company’s insurance operations underwrite exposures to the Company’s reasonable expectation of future performance as well as at various stress levels estimating defaults and other conditions at levels higher than are reasonably expected to occur. There can be no assurance, however, that the Company will not incur material losses if the economic stress and increased defaults in certain sectors caused by global unrest, fraud, terrorism, catastrophic events, natural disasters, pandemics or similar events in the future is or will be more severe than the Company currently foresees and had assumed in underwriting its exposures and estimating loss reserves.

Item 1A. Risk Factors (continued)

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

We encounter liquidity risk in our insurance operations, wind-down asset/liability products and conduits business and corporate operations. The effects of the credit crisis which began in the subprime segment of the mortgage-backed securities market and spread to a wide range of financial institutions and markets, asset losses and sectors, has caused the Company to experience material increased liquidity risk pressures in all of its operations and businesses. In particular, since the fourth quarter of 2007, MBIA Corp. has paid $5.5 billion of gross claims, including $461 million of claims made on behalf of consolidated VIEs, on policies insuring second-lien and alternative A-paper (“Alt-A”) RMBS securitizations, which we believe were driven primarily by a substantial number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. Furthermore, while we recorded our first impairments related to CMBS exposure in 2010, if current trends worsen and result in substantial defaults and losses on the underlying loans, we could incur substantial additional losses on our insured CMBS and CRE portfolio in the future. In MBIA Corp.’s outstanding insured portfolio, these types of insured exposures have exhibited the highest degree of payment volatility and continue to pose material liquidity risk to MBIA Corp.

The elevated loss payments and resulting ratings downgrades for our insurance companies that began in June 2008 caused a drop in cash from new direct insurance writings. The downgrades have resulted in the termination and collateralization of certain investment agreements and, together with the rising cost and declining availability of funding and illiquidity of many asset classes, caused the Company to begin winding down its asset/liability products and conduit businesses in 2008 as a result of the rebalancing of the portfolio. There are two primary risks in the business. First, to the extent we experience further asset impairments, asset or liability cash flow variability or reductions in the market value or rating eligibility of assets pledged as collateral, we may have insufficient resources to meet any increase in collateral margin requirements on guaranteed investment contracts or intercompany and third party liquidity or swap arrangements. In such events, we may be forced to sell additional assets at potentially substantial losses to meet such obligations. Second, as a result of a deficit in this business of cash, investments and other liquid assets at amortized cost to debt issued to third parties and affiliates at amortized cost, which deficit is expected to increase as a result of the negative spread in the portfolio, we may have insufficient assets to make all payments due on the investment agreement and GFL MTN obligations as they come due. In order to address this deficit, the Company is pursuing strategies such as investing in assets that produce higher yields and seeking to purchase liabilities at a discount, and may be required to pursue additional strategies such as raising capital to resolve the deficit. While the asset/liability products segment may receive further liquidity support from our corporate segment, there can be no assurance that such support would be adequate to meet all payment obligations. In the event that the value of the assets in the asset/liability products business is insufficient to repay the investment agreement and GFL MTN obligations or other financial requirements when due, the Company, or MBIA Corp. as guarantor of the investment agreements and GFL MTNs, may be called upon to satisfy the obligations.

In addition, the impact of the elevated loss payments and resulting ratings downgrades on the Company’s operating businesses combined with the effect of the Transformation of our insurance business has for the time being eliminated MBIA Corp.’s ability to pay dividends to the holding company, if needed, to enable the holding company to meet its debt service and other operating expense needs, and the plaintiffs in the litigation challenging the establishment of National have initiated a court proceeding challenging the NYSID’s approval of National’s surplus reset which facilitated its ability to pay dividends. Furthermore, it is unclear whether the Company or its subsidiaries will be able to access the capital markets, particularly before the Transformation litigation is resolved. See “Legal Proceedings” in Part I, Item 3. Finally, if certain of our corporate debt obligations

Item 1A. Risk Factors (continued)

were to become accelerated, which could occur due to MBIA Corp. entering rehabilitation proceedings, among other events, MBIA Inc. might have insufficient assets to repay the accelerated obligations.

If losses on the Company’s RMBS, CDO and CMBS transactions rise, market and economic conditions worsen, and the Company is not successful or is delayed in realizing expected loss recoveries, the Company could face additional liquidity pressure in all of its operations and businesses. Further stress could increase liquidity demands on the Company or decrease its liquidity supply through additional defaulted insured exposures or devaluations and/or impairments of its invested assets. These pressures could arise from exposures beyond residential mortgage related stress, which to date has been the main cause of stress, in particular from the CMBS sector, which has begun to deteriorate. For further discussion on the Company’s liquidity risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” in Part II, Item 7.

An inability to access capital could adversely affect our business, operating results and financial condition and ultimately adversely affect liquidity

The Company’s access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including (i) the long term debt ratings of the Company, (ii) the insurance financial strength ratings and long-term business prospects of our insurance companies, (iii) the perceptions of the financial strength of our insurance companies and MBIA Inc., and (iv) the outcome of the Transformation litigation. Our debt ratings are influenced by numerous factors, either in absolute terms or relative to our peer group, such as financial leverage, balance sheet strength, capital structure and earnings trends. If we cannot obtain adequate capital on favorable terms or at all, our business, future growth, operating results and financial condition could be adversely affected.

Beginning in the second half of 2008, the volatility and disruption in the global credit markets exerted downward pressure on availability of liquidity and credit capacity for certain issuers, including MBIA, with credit spreads widening considerably.

As a result of the illiquidity of fixed-income markets during 2008, we implemented intercompany agreements to provide additional liquidity from MBIA Inc., MBIA Corp., National and Meridian to the asset/liability products business, and this has reduced the liquidity resources available to MBIA Inc., MBIA Corp., National and Meridian for other purposes. Furthermore, the Company drew its contingent capital facility and no longer maintains credit facilities with third-party providers. There can be no assurance that replacement facilities will be available in the future, in particular prior to the resolution of the Transformation litigation. The inability to obtain adequate replacement capital on favorable terms or at all could have an adverse impact on the Company’s business and financial condition.

To the extent that we are unable to access capital, our insurance companies may not have sufficient liquidity to meet their obligations, will have less capacity to write business and may not be able to pay dividends to us without experiencing adverse rating agency action. Accordingly, our inability to maintain access to capital on favorable terms could have an adverse impact on our ability to pay losses and debt obligations, to pay dividends on our capital stock, to pay principal and interest on our indebtedness, to pay our operating expenses and to make capital investments in our subsidiaries. See “—Our holding company structure and certain regulatory and other constraints could affect our ability to pay dividends and make other payments” in this section.

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

Item 1A. Risk Factors (continued)

Under New York law, National and MBIA Corp. may generally pay stockholder dividends only out of statutory earned surplus and subject to additional limits, as described in “Business—Insurance Regulation” in Part I, Item 1 and “Note 17: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8. MBIA Corp. is currently unable to pay dividends because of its reported negative surplus, and while National had dividend capacity of $91 million as of December 31, 2010, at the current time we do not intend for National to declare dividends and in October 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the NYSID’s approval of National’s surplus reset which facilitated its ability to pay dividends. Dividends payments by MBIA UK and MBIA Mexico to MBIA Insurance Corporation are also limited by the laws of their respective jurisdictions.

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

Changes in interest rates and foreign currency exchange rates could adversely affect our financial condition and future business

Increases in prevailing interest rate levels can adversely affect the value of MBIA’s investment portfolio and, therefore, our financial condition. In the event that investments must be sold in order to make payments on insured exposures or other liabilities, such investments would likely be sold at discounted prices. Lower interest rates can also result in lower net interest income since a substantial portion of assets are now held in cash and cash equivalents given the increased focus on liquidity. Additionally, in the insurance operations, increasing interest rates could lead to increased credit stress on transactions in our insured portfolio, while a decline in interest rates could result in larger loss reserves on a present value basis.

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

In addition, the Company is exposed to foreign currency exchange rate fluctuation risk in respect of assets and liabilities denominated in currencies other than U.S. dollars. In addition to insured liabilities denominated in foreign currencies, some of the remaining liabilities of our asset/liability management business are denominated in currencies other than U.S. dollars and the assets of our asset/liability management business are generally denominated in U.S. dollars. Accordingly, the weakening of the U.S. dollar versus foreign currencies could substantially increase our potential obligations and statutory capital exposure. Conversely, the Company regularly makes investments denominated in a foreign currency, in particular as part of a remediation strategy or as an economic hedge against potential future loss payments, and the weakening of the foreign currency versus the U.S. dollar will diminish the value of such non-U.S. dollar denominated asset. Exchange rates have fluctuated significantly in recent periods and may continue to do so in the future, which could adversely impact the Company’s financial position, results of operations and cash flows.

Item 1A. Risk Factors (continued)

Revenues and liquidity would be adversely impacted due to a decline in realization of installment premiums

Due to the installment nature of a significant percentage of its premium income, MBIA Corp. has an embedded future revenue stream. The amount of installment premiums actually realized by MBIA Corp. could be reduced in the future due to factors such as not insuring new transactions, early termination of insurance contracts, accelerated prepayments of underlying obligations, commutation of existing financial guarantee insurance policies or non-payment. Such a reduction would result in lower revenues and reduced liquidity.

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

The global re-pricing of credit risk beginning in the fourth quarter of 2007 caused unprecedented volatility and markdowns in the valuation of these credit derivatives. In addition, due to the complexity of fair value accounting and the application of the accounting guidance for derivative instruments and the accounting guidance for fair value measurement, future amendments or interpretations of derivative and fair value accounting may cause us to modify our accounting methodology in a manner which may have an adverse impact on our financial results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II, Item 7 for additional information on the valuation of derivatives.

Current accounting standards mandate that we measure the fair value of our insurance policies of CDS. Market prices are generally available for traded securities and market standard CDS but are less available or accurate for highly customized CDS. Most of the derivative contracts the Company insures are the latter as they are non-traded structured credit derivative transactions. Moreover, at the present time, we do not have access to the fair value estimates of the insurance beneficiaries and there can be no assurance that those counterparties’ (or any other market participants) estimates would be the same as our fair values.

Since the fourth quarter of 2007, we have observed a widening of market spreads and credit ratings downgrades of collateral underlying certain CDO tranches we insure. The mark-to-market for the insured credit derivative portfolio has fluctuated significantly over the last twelve quarters, resulting in volatility in MBIA’s earnings, moving from losses of $3.6 billion in the first quarter of 2008, to gains of $3.3 billion and $105 million in the second and third quarters of 2008, respectively, followed by a loss of $1.7 billion in the fourth quarter of 2008. In the first and second quarters of 2009, there were gains of $1.6 billion and $424 million, respectively, followed by a loss of $810 million in the third quarter and a gain of $428 million in the fourth quarter. In the first quarter of 2010, there was a loss of $2.2 billion, followed by a gain of $1.5 billion in the second quarter, followed by a third quarter loss of $1.0 billion, and a fourth quarter gain of $1.1 billion. The volatility was primarily a result of changes in credit spreads, collateral erosion, rating migration, model and input enhancements and fluctuations in MBIA’s spreads and recovery rates.

Item 1A. Risk Factors (continued)

Strategic Plan Related Risk Factors

Transformation-related litigation has had an adverse effect on our business prospects, and an unfavorable resolution of the litigation could have a material adverse effect on our business prospects, and results of operations and financial condition in the future

We are a defendant in several actions in which the plaintiffs seek to unwind Transformation or otherwise declare National responsible for the insured obligations of MBIA Corp. Our success in defending Transformation is an integral part of our strategic plan. In particular, we hope to achieve a high rating for National as quickly as possible in order to take advantage of immediate opportunities in the public finance market. Transformation-related litigation has created uncertainty around the legal separation of the liabilities of National and MBIA Corp., which has in turn hindered our ability to raise capital and achieve the desired ratings and adversely impacted the prospect of writing new business. The Company is vigorously defending Transformation in the subject litigations and expects ultimately to prevail on the merits. However, the Company cannot provide assurance that it will prevail in this litigation and the failure by the Company ultimately to prevail in this litigation could have a material adverse effect on its ability to implement its strategy and on its business, results of operations or financial condition.

An inability to achieve high stable insurer financial strength ratings for National or any of our other insurance companies from the major rating agencies or to generate investor demand for their financial guarantees may adversely affect our results of operations and business prospects

National’s and our other insurance companies’ ability to write new business and to compete with other financial guarantors is currently largely dependent on the financial strength ratings assigned to them by the major rating agencies and the financial enhancement rating also assigned by S&P, as well as the financial strength of our insurance companies and investors’ perceptions of their financial strength. As a result of downgrades of our insurance companies’ financial strength ratings and poor investor perception of their financial strength, we are currently not originating new financial guarantee business. Many requirements imposed by the rating agencies in order for our insurance companies to achieve and maintain high insurer financial strength ratings are outside of our control, and such requirements may necessitate that we raise additional capital or take other remedial actions in a relatively short timeframe in order to achieve or maintain the ratings necessary to attract new business and compete with other financial guarantee insurers and could make the conduct of the business uneconomical. Our inability to raise capital on favorable terms could therefore materially adversely affect the business prospects of our insurance companies. Furthermore, no assurance can be given that we will successfully comply with rating agency requirements, that these requirements or the related models and methodologies will not change or that, even if we comply with these requirements, one or more rating agency will not lower or withdraw its financial strength ratings with respect to any of our insurance companies. In January 2011, S&P proposed, and requested comment on, changes to its rating methodology for financial guarantee insurers. If implemented in their current form, the proposed changes would substantially increase the amount of capital required to achieve S&P’s highest ratings and would incorporate additional qualitative considerations into the ratings process. As a result, our insurers could be downgraded in the near term, could be unable to achieve S&P’s highest ratings in the future, could choose not to take the steps necessary to obtain the highest S&P ratings or could choose to stop carrying the S&P ratings. The absence of S&P’s highest ratings, which have typically been required to write financial guarantee insurance, could adversely impact the premiums our insurers can charge and could diminish the acceptance of our financial guarantee insurance products.

In addition, no assurance can be given that poor investor perception of our financial strength will not persist regardless of our ratings or ability to raise capital. Finally, our inability to come into compliance with the rating agency and regulatory single and aggregate risk limits that National and MBIA Corp. exceeded as a result of Transformation may also prevent us from writing future new business in the categories of risks that were exceeded, in the case of the regulatory limits, or result in a downgrade, in the case of rating agency limits, and may adversely affect our business prospects, and our failure to come into compliance with these guidelines and rules increases the risk of experiencing a large single loss or series of losses. We are unlikely to comply with the rating agencies requirements or to generate investor demand for our financial guarantees until we have resolved the Transformation litigation.

Item 1A. Risk Factors (continued)

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

Since 2008, Moody’s and S&P announced the downgrade of, or other negative ratings actions with respect to, certain transactions that we insure, as well as a large number of structured finance transactions that serve as collateral in structured finance transactions that we insure. There can be no assurance that additional securities in our insured portfolio will not be reviewed and downgraded in the future. Moreover, we do not know if, and when, the rating agencies might review additional securities in our insured portfolio or review again securities that have already been reviewed and/or downgraded. Downgrades of credits that we insure will result in higher capital charges to that insurance company under the relevant rating agency model or models, which could adversely affect our results of operations and financial condition going forward.

Competition may have an adverse effect on our businesses

The businesses in which we expect our insurance companies to participate may be highly competitive. They may face competition from other financial guarantee insurance companies and other forms of credit enhancement, including senior-subordinated structures, credit derivatives, letters of credit and guarantees (for example, mortgage guarantees where pools of mortgage loans secure debt service payments) provided by banks and other financial institutions. In addition, alternative financing structures may be developed that do not employ third-party credit enhancement. Furthermore, while one financial guarantee insurance company has written the vast majority of U.S. public finance new business since 2009, additional industry participants may emerge. Recent changes proposed to Article 69 of the New York Insurance Law, which regulates New York domiciled financial guarantee companies, could lower the barriers to entry for competitors by permitting use of net value of a qualified trust as an asset to satisfy reserving requirements. Increased competition, either in terms of price, alternative structures, or the emergence of new providers of credit enhancement, could have an adverse effect on our insurance companies’ business prospects. The uncertainty created by market conditions and the related unpredictable actions of the regulators in the U.S. and foreign markets we serve may create unforeseen competitive advantages for our competitors due to, among other things, explicit or implied support from the government.

Cutwater faces intense competition from banks, insurance companies and independent companies who provide investment advisory services, as well as with companies who manage their investments in-house. Competition varies by product and typically can range from very large asset management firms to very small operations. Cutwater’s ability to compete for new advisory services business and to retain existing accounts is largely dependent on its investment performance for a specific client or in general (typically versus established benchmark indices), the consistency of performance through market cycles, fee levels charged and the level of client service provided. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Furthermore, many of Cutwater’s competitors are large and well established and some have greater market share and breadth of distribution and offer a broader range of products, services or features. In order to compete for business, Cutwater may be required to expend a significant portion of its earnings on attracting new business, which would diminish the amount of dividends it can pay to MBIA Inc. Such competition could have an adverse impact on its ability to attract and retain business, which could have an adverse effect on our financial position and results of operations.

In addition, in 2009 the Company formed LatAm and International Advisory in order to provide financial advisory services to Latin American and European clients, respectively, and during 2010 the Company sought to grow

Item 1A. Risk Factors (continued)

these businesses. LatAm and International Advisory are also subject to intense competition, and expansion of these businesses may require expenditures of capital, and management’s and employees’ time and there can be no assurance that these businesses will ultimately be successful.

Future demand for financial guarantee insurance depends on market and other factors that we do not control

The demand for financial guarantee insurance depends upon many factors, some of which are beyond the control of the Company. Our ability to attract and compete for financial guarantee business is largely dependent on the financial strength ratings assigned to our insurance companies by the major rating agencies. In addition, the perceived financial strength of all financial guarantee insurers also affects demand for financial guarantee insurance. Since 2008 all financial guarantee insurers’ insurer financial strength ratings have been downgraded, placed on review for a possible downgrade or had their outlooks changed to “negative,” and the industry-wide downgrades may have eroded investors’ confidence in the benefits of bond insurance. We do not expect the demand for financial guarantee insurance to regain its former levels in the near term, if ever.

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

Additionally, in the face of the disruption in the credit markets and the ratings actions of Fitch, Moody’s and S&P concerning financial guarantee insurers generally and us in particular, the price of our common stock has experienced a significant decline and there has been a widening of spreads on our CDS. This widening of spreads on our CDS could impact the perception of our financial condition by our insured bondholders and counterparties and could affect their willingness to purchase our insured bonds and to enter into transactions with us.

Regulatory change could adversely affect our businesses, and regulations limit investors’ ability to effect a takeover or business combination that shareholders might consider in their best interests

The financial guarantee insurance industry has historically been and will continue to be subject to the direct and indirect effects of governmental regulation, including insurance laws, securities laws, tax laws, legal precedents and accounting rules affecting asset-backed and municipal obligations, as well as changes in those laws. These laws limit investors’ ability to effect a takeover or business combination, and the failure to comply with applicable laws and regulations could expose our insurance companies, their directors or shareholders to fines, the loss of their insurance licenses, and the inability to engage in certain business activity, as the case may be.

Any person seeking to acquire a controlling interest in us would face various regulatory obstacles which may delay, deter or prevent a takeover attempt that stockholders of MBIA Inc. might consider in their best interests. In particular, both New York State insurance law and United Kingdom’s law prohibit an entity from acquiring control of a regulated insurer without the prior approval of the NYSID or the FSA, as applicable. Generally, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company, or otherwise exerts voting or management control over the insurer or parent company. Accordingly, an investor wishing to effect a takeover or business combination could be significantly delayed or prohibited from doing so by the regulatory approval requirements.

In addition, future legislative, regulatory or judicial changes could adversely affect our insurance companies’ ability to pursue business, materially impacting our financial results. The NYSID has issued best practices regarding the laws and regulations that are applicable to our insurance companies and to other monoline financial guarantee insurance companies and has indicated that it expects to propose legislative and regulatory changes to codify

Item 1A. Risk Factors (continued)

these best practices. Furthermore in 2009 and 2010 new bills were introduced into the New York legislature to amend the New York Insurance Law to enhance the regulation of financial guarantee insurers which would impose limits on the manner and amount of business written by the Company. See “Business—Our Insurance Operations—Insurance Regulation—New York Insurance Regulation” In Part I, Item 1. On the U.S. federal level, members of the U.S. Congress and federal regulatory bodies have suggested federal oversight and regulation of insurance, including bond insurance. Internationally, insurance regulators in the European Union are reviewing and plan to revise the capital adequacy requirements applicable to insurers in the European Union, including MBIA UK, and are contemplating a directive that would increase regulation of derivative instruments that could impact MBIA UK’s insured derivatives.

While it is not possible to predict if new laws, regulations or interpretations will be enacted or the impact they would have, any changes to such laws and regulations or the NYSID’s interpretation thereof could subject MBIA to further restrictions on the type of business that it is authorized to insure, especially in the structured finance area. Any such restrictions could have a material effect on the amount of premiums that MBIA earns in the future. Additionally, any changes to such laws and regulations could subject our insurance companies to increase reserving and capital requirements or more stringent regulation generally, which could materially adversely affect our financial condition, results of operations and future business. Finally, changes to accounting standards and regulations may require modifications to our accounting methodology, both prospectively and for prior periods; and such changes could have an adverse impact on our reported financial results and/or make it more difficult for investors to understand the economics of our business; and may thus influence the types or volume of business that we may choose to pursue.

Our insured credit derivatives could be subject to collateral posting and/or capital requirements as a result of Federal financial regulatory reforms, resulting in potentially significant adverse financial implications for MBIA Corp.

In July 2010, the Dodd-Frank Reform and Consumer Protection Act was signed into law for the purpose of enacting broad financial industry regulation reform, including by enhancing regulation of over-the-counter derivatives through, among other things, imposing margin and capital requirements on certain market participants. Although MBIA Corp. is not required contractually to post collateral on its insured credit derivatives, the Act, if applied on a retroactive basis to MBIA Corp., could result in significant regulatory collateral and/or capital requirements on MBIA Corp. in connection with its outstanding insured credit derivatives. As a result, the Act could, depending on the ultimate interpretation and implementation of these provisions by regulators, have significant adverse financial implications for MBIA Corp. MBIA, along with other financial institutions, has provided comments to the Commodity Futures Trading Commission and the SEC stating our concerns and objections to these provisions.

General Risk Factors

Private litigation claims could materially adversely affect our business, results of operations and financial condition

As further set forth in “Legal Proceedings” in Part I, Item 3, the Company is named as a defendant in a number of litigations. In addition to the Transformation litigation, these include several private securities class actions and shareholder derivative lawsuits where the Company is named along with certain of its current and former officers. The Company is also the defendant in a number of cases brought by municipalities stemming from insured transactions, and in the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings brought on behalf of various classes of claimants, including counterparties in various transactions.

Although the Company intends to vigorously defend against the aforementioned actions and against other potential actions, an adverse ultimate outcome in these actions could result in a loss and have a material adverse effect on our reputation, business, results of operations or financial condition.

Item 1A. Risk Factors (continued)

Adverse results from our wind-down businesses’ activities due to declining asset values, credit impairments and poor performance of assets could adversely affect our financial position and results of operation

Our wind-down businesses are important to our overall financial results. Events that negatively affect the performance of the wind-down businesses could have a negative effect on the overall performance of the Company, separate and distinct from the performance of the Company’s financial guarantee business. Since 2008, adverse results related to the wind-down businesses primarily included realized losses from credit impairments and negative spread between earnings on assets and the interest cost of liabilities. Currently, the wind-down portfolio has a deficit of cash, investments and other liquid assets at amortized cost to debt issued to third parties and affiliates at amortized cost. The wind-down businesses’ results may also be adversely impacted by further declining asset values that would result in realized losses if those assets are required to be sold in order to satisfy the wind-down businesses’ liabilities.

Ownership Change under Section 382 of the Internal Revenue Code can have adverse tax consequences

In connection with transactions in our shares from time to time, we may in the future experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. In general terms, an ownership change may result from transactions increasing the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years). If an ownership change were to occur, our ability to use certain tax attributes, including certain losses, credits, deductions or tax basis, may be limited. Calculating whether a Section 382 ownership change has occurred is subject to uncertainties, including the complexity and ambiguity of Section 382 and limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. The Company performs detailed calculations during each quarter to determine if an ownership change has occurred and, based on the Company’s current methodology of calculation, a Section 382 ownership change has not taken place. However, if, in the future, a Section 382 ownership change is triggered under the current method of determining an ownership change and, as a result, the Company is subjected to greater limitation or a reduction of tax benefits, the Company may retroactively use an available alternative method of determining an ownership change to cause a Section 382 ownership change in the quarter ended June 30, 2010. The Company may reassess the methodology to be used for the ownership change computation at least through September 15, 2011, the due date of its 2010 Federal Income Tax Return. We cannot give any assurance that we will not undergo an ownership change at a time when these limitations would have a significant impact on the Company’s tax benefits.

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

A different view of the Internal Revenue Service from our current tax treatment of realized losses relating to insured CDS contracts can adversely affect our financial position

As part of the Company’s financial guarantee business, we have insured credit derivatives contracts that were entered into by LaCrosse Financial Products, LLC (“LaCrosse”) with various financial institutions. We treat these insured derivative contracts as insurance contracts for statutory accounting purposes, which is the basis for computing U.S. federal taxable income. As such, the realized losses in connection with an insured event are considered loss reserve activities for tax purposes. Because the federal income tax treatment of CDS contracts is an unsettled area of tax law, in the event that the Internal Revenue Service has a different view with respect to the tax treatment, our results of operations and financial condition could be materially adversely affected.

Item 1A. Risk Factors (continued)

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

Item 1B. Unresolved Staff Comments

The Company from time to time receives written comments from the staff of the SEC regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended. There are no comments that remain unresolved that the Company received not less than 180 days before the end of the year to which this report relates that the Company believes are material.

Item 2. Properties

A wholly-owned subsidiary of National owns the 280,729 square foot office building on approximately 38 acres of property in Armonk, New York, in which the Company, National, MBIA Corp., Cutwater, Optinuity and LatAm have their headquarters. The Company also has offices with approximately 22,776 square feet of rental space in New York, New York; San Francisco, California; Paris, France; Madrid, Spain; London, England; and Mexico City, Mexico. Cutwater Asset Management has 7,607 square feet of office space in Denver, Colorado, 3,100 square feet in Orlando, Florida and 2,640 square feet in London, England. The Company generally believes that these facilities are adequate and suitable for its current needs.

Item 3. Legal Proceedings

In the normal course of operating its businesses, MBIA Inc. (“MBIA” or the “Company”) may be involved in various legal proceedings. As a courtesy, the Company posts on its website under the section “Legal Proceedings,” selected information and documents in reference to selected legal proceedings in which the Company is the plaintiff or the defendant. The Company will not necessarily post all documents for each proceeding and undertakes no obligation to revise or update them to reflect changes in events or expectations. The complete official court docket can be publicly accessed by contacting the clerk’s office of the respective court where each litigation is pending.

Corporate Litigation

The Company was named as a defendant, along with certain of its current and former officers, in private securities actions that were consolidated in the U.S. District Court for the Southern District of New York as In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). The plaintiffs asserted claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs purport to be acting as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”). The lawsuit asserts, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with a health care transaction loss. The plaintiffs allege that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices throughout the Class Period.

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that plaintiffs’ claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. On November 12, 2008, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal on statute of limitations grounds, but remanded the case to

Item 3. Legal Proceedings (continued)

allow the plaintiffs to file an amended complaint. The Second Consolidated Amended Class Action Complaint was filed on February 18, 2009. On September 24, 2009, the Court dismissed plaintiffs’ complaint with prejudice. On November 2, 2009, the plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Second Circuit. On June 22 and 24, 2010, individual defendants Juliette Tehrani and David Elliot, respectively, were voluntarily dismissed from the litigation. On February 28, 2011, the U.S. Court of Appeals for the Second Circuit vacated the district court’s grant of the Company’s motion to dismiss and remanded the case back to the district court for reconsideration of the statute of limitations analysis in light of the intervening U.S. Supreme Court decision in Merck & Co. v. Reynolds as well as to consider additional arguments in favor of dismissal propounded by the Company.

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re MBIA Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the U.S. District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff, the Teachers’ Retirement System of Oklahoma, seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. On April 30, 2010, plaintiffs filed their Second Consolidated Amended Class Action Complaint. The motion to dismiss the Second Consolidated Amended Class Action Complaint filed on behalf of Messrs. Chaplin and Dunton was fully briefed as of October 29, 2010.

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant, entitled Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515, (the “Detroit Complaint”), was filed in the U.S. District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Consolidated Class Action, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The Detroit Complaint purports to relate to a so-called “Relevant Time Period” from February 9, 2006, through the time of filing of the complaint. On December 14, 2010, Judge Karas dismissed the complaint without prejudice. On December 23, 2010, a new demand making similar claims was made on the Company’s Board of Directors.

On August 11, 2008, a shareholder derivative lawsuit entitled Crescente v. Brown et al., No. 08-17595 was filed in the Supreme Court of the State of New York, County of Westchester against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant. The gravamen of this complaint is similar to the Detroit Complaint except that the time period assertedly covered is from January, 2007, through the time of filing of this complaint. The derivative plaintiff has agreed to stay the action pending further developments in the federal derivative litigation.

On July 23, 2008, the City of Los Angeles filed a complaint in the Superior Court of the State of California, County of Los Angeles, against a number of financial guarantee insurers, including MBIA. At the same time and subsequently, additional complaints against the Company and nearly all of the same co-defendants were filed by the City of Stockton, the City of Oakland, the City and County of San Francisco, the County of San Mateo, the County of Alameda, the City of Los Angeles Department of Water and Power, the Sacramento Municipal Utility District, the City of Sacramento, the City of Riverside, the Los Angeles World Airports, the City of Richmond, Redwood City, the East Bay Municipal Utility District, the Sacramento Suburban Water District, the City of San Jose, the County of Tulare, the Regents of the University of California , Contra Costa County, the Redevelopment Agency of the City of Riverside, and the Public Financing Authority of the City of Riverside, The Olympic Club, the Jewish Community Center of San Francisco and the Redevelopment Agency of San Jose. These cases are, or are expected to become, part of a coordination proceeding in Superior Court, San Francisco County, before Judge Richard A. Kramer, referred to as the Ambac Bond Insurance Cases, which name as defendants MBIA, AMBAC Assurance Corp., Syncora Guarantee, Inc. f/k/a XL Capital Assurance Inc., Financial Security Assurance, Inc., Assured Guaranty Corp., Financial Guaranty Insurance Company, and CIFG Assurance North America, Inc., Fitch Inc., Fitch Ratings, Ltd., Fitch Group, Inc., Moody’s Corporation, Moody’s Investors Service, Inc., The McGraw-Hill Companies, Inc., and S&P.

Item 3. Legal Proceedings (continued)

The claims as they now stand allege participation by all defendants in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and not-for-profit issuers and thus created market demand for bond insurance. Plaintiffs also allege that the individual bond insurers participated in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guarantees), and each failed adequately to disclose the impact of those transactions on their financial condition. In addition to the statutory antitrust claim, plaintiffs assert common law theories in breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, negligence, and unjust enrichment. The non-municipal plaintiffs also allege a California unfair competition cause of action. Defendants’ demurrers were filed on September 17, 2010 and plaintiffs’ opposition to demurrers were filed on October 22, 2010. On November 30, 2010, prior to the hearing on the demurrers, the credit rating agency defendants removed the seven actions in which they were named to the U.S. District Court for the Northern District of California. On December 8, 2010, defendant Ambac Assurance Corp. removed the remaining actions. On January 31, 2011, the district court granted plaintiffs’ motion to remand the cases back to San Francisco Superior Court.

On July 23, 2008, the City of Los Angeles filed a separate complaint in the Superior Court, County of Los Angeles, naming as defendants the Company and other financial institutions, and alleging fraud and violations of California’s antitrust laws through bid-rigging in the sale of guaranteed investment contracts and what plaintiff calls “municipal derivatives” to municipal bond issuers. The case was removed to federal court and transferred by order dated November 26, 2008, to the Southern District of New York for inclusion in the multidistrict litigation In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950. Complaints making the same allegations against the Company and nearly all of the same co-defendants were then or subsequently filed by the County of San Diego, the City of Stockton, the County of San Mateo, the County of Contra Costa, Los Angeles World Airports, the Redevelopment Agency of the City of Stockton, the Public Financing Authority of the City of Stockton, the County of Tulare, the Sacramento Suburban Water District, Sacramento Municipal Utility District , the City of Riverside, the Redevelopment Agency of the City of Riverside, the Public Financing Authority of the City of Riverside, Redwood City, the East Bay Municipal Utility District, the Redevelopment Agency of the City and County of San Francisco, the City of Richmond, the City of San Jose, the San Jose Redevelopment Agency, the State of West Virginia, Los Angeles Unified School District and three not-for-profit retirement community operators, Active Retirement Community, Inc. d/b/a Jefferson’s Ferry, Kendal on Hudson, Inc. and Paconic Landing at Southhold Inc. These cases have all been added to the multidistrict litigation. Plaintiffs in all of the cases assert federal and either California or New York state antitrust claims. In February, 2010, the Company moved to dismiss the then-existing complaints and, on April 28, 2010, Judge Victor Marrero denied the motion. The Company’s motion for reconsideration was denied on May 3, 2010. The Company has answered some of the complaints, denying the material allegations, and is preparing to answer the others. MBIA is also preparing to answer amended versions of some of the complaints.

On March 12, 2010, the City of Phoenix, Arizona filed a complaint in the U.S. District Court for the District of Arizona against MBIA Corp., Ambac Assurance Corp. and Financial Guaranty Insurance Company relating to insurance premiums charged on municipal bonds issued by the City of Phoenix between 2004 and 2007. Plaintiff’s complaint alleges pricing discrimination under Arizona insurance law and unjust enrichment. MBIA filed its answer on May 28, 2010.

On April 5, 2010, Tri-City Healthcare District, a California public healthcare legislative district, filed a complaint in the Superior Court of California, County of San Francisco, against MBIA Inc., MBIA Corp., National, certain MBIA employees (collectively for this paragraph, “MBIA”), as well as various financial institutions and law firms. Tri-City subsequently filed three amended complaints. The Third Amendment Complaint, filed on January 26, 2011, purports to state 10 causes of against MBIA for, among other things, fraud, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and violation of the California False Claims Act arising from Tri-City Healthcare District’s investment in auction rate securities. On October 22, 2010, MBIA filed its demurrer to the Second Amended Complaint. At the January 6, 2011 demurrer hearing, the Court dismissed portions of the complaint with leave to amend. On February 17, 2011, MBIA filed its demurrer to the Third Amended Complaint.

The Company has received subpoenas or informal inquiries from a variety of regulators, regarding a variety of subjects. The Company has cooperated fully with each of these regulators and has or is in the process of satisfying all such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

Item 3. Legal Proceedings (continued)

Recovery Litigation

On September 30, 2008, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleged that Countrywide fraudulently induced MBIA to provide financial guarantee insurance on securitizations of HELOCs and closed end second-liens by misrepresenting the true risk profile of the underlying collateral and Countrywide’s adherence to its strict underwriting standards and guidelines. The complaint also alleged that Countrywide breached its representations and warranties and its contractual obligations, including its obligation to cure or repurchase ineligible loans as well as its obligation to service the loans in accordance with industry standards. In an order dated July 8, 2009, the New York State Supreme Court denied Countrywide’s motion to dismiss in part, allowing the fraud cause of action to proceed against all three Countrywide defendants and the contract causes of action to proceed against Countrywide Home Loans, Inc. All parties have filed notices of appeal and defendants filed their answer to the complaint on August 3, 2009. On August 24, 2009, MBIA Corp. filed an amended complaint, adding Bank of America and Countrywide Home Loans Servicing LP as defendants and identifying an additional five securitizations. On April 29, 2010, the court denied defendants’ motion to dismiss Bank of America and allowed MBIA Corp.’s claims for successor and vicarious liability to proceed against Bank of America, as well as upholding MBIA Corp.’s fraud claim. On May 28, 2010, defendants filed their notice of appeal with respect to the denial of the dismissal of MBIA Corp.’s claims for fraud and breach of the implied covenant of good faith and fair dealing. On June 11, 2010, MBIA Corp. filed its cross notice of appeal with respect to the dismissal of its claims of negligent misrepresentation and the limitation of its claim for breach of implied covenant of good faith and fair dealing. Briefing on the appeals was complete as of October 25, 2010, and argument will be heard in the March 2011 Term of the New York Supreme Court, Appellate Division, First Department. On December 22, 2010, the court granted MBIA Corp.’s motion in limine allowing it to offer evidence relating to statistically valid random samples of loans from each of the Countrywide securitizations in support of its contract and fraud cases of action for purposes of determining liability and damages.

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

On October 15, 2008, MBIA Corp. commenced an action in the U.S. District Court for the Southern District of New York against Residential Funding Company, LLC (“RFC”). On December 5, 2008, a notice of voluntary dismissal without prejudice was filed in the Southern District of New York and the complaint was re-filed in the Supreme Court of the State of New York, New York County. The complaint alleges that RFC fraudulently induced MBIA Corp. to provide financial guarantee policies with respect to five RFC closed-end home equity second-lien and HELOC securitizations, and that RFC breached its contractual representations and warranties, as well as its obligation to repurchase ineligible loans, among other claims. On December 23, 2009, the court denied in part RFC’s motion to dismiss MBIA’s complaint with respect to MBIA’s fraud claims. On March 19, 2010, MBIA Corp. filed its amended complaint. On May 14, 2010, RFC filed a motion to dismiss only the renewed negligent misrepresentation claim, which was granted on November 8, 2010. On December 7, 2010, RFC filed its answer to the remaining claims in MBIA Corp.’s amended complaint.

On April 1, 2010, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against GMAC Mortgage, LLC (“GMAC”). The complaint alleges fraud and negligent misrepresentation on the part of GMAC in connection with the procurement of financial guarantee insurance on three RMBS transactions, breach of GMAC’s representations and warranties and its contractual obligation to cure or repurchase ineligible loans and breach of the implied duty of good faith and fair dealing. On December 7, 2010, Justice Fried denied in

Item 3. Legal Proceedings (continued)

part GMAC’s motion to dismiss allowing MBIA Corp. to proceed on its fraud and breach of contract claims. On January 5, 2011, GMAC filed its answer to the remaining causes of action in the complaint.

On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc (“Credit Suisse”). The complaint seeks damages for fraud and breach of contractual obligations in connection with the procurement of financial guarantee insurance on the Home Equity Mortgage Trust Series 2007-2 securitization. The complaint alleges, among other claims, that Credit Suisse falsely represented (i) the attributes of the securitized loans; (ii) that the loans complied with the governing underwriting guidelines; and (iii) that Credit Suisse had conducted extensive due diligence on the securitized loans to ensure compliance with the underwriting guidelines. The complaint further alleges that the defendants breached their contractual obligations to cure or repurchase loans found to be in breach of the representations and warranties applicable thereto and denied MBIA the requisite access to all records and documents regarding the securitized loans. On August 9, 2010, the court denied Credit Suisse’s motion to dismiss in part. On January 27, 2011, the court issued a ruling allowing MBIA Corp. a jury trial on its fraudulent inducement cause of action.

On December 6, 2010, MBIA. Corp. commenced an action in New York State Supreme Court, Westchester County, against Morgan Stanley, Morgan Stanley Capital Holdings LLC and Saxon Mortgage Services Inc. (collectively, “Morgan Stanley”). The complaint alleges fraud and breach of contract on the part of Morgan Stanley in connection with MBIA Corp.’s issuance of financial guarantee insurance on the MSM 2007-9SL Alt-A second-lien RMBS transaction, as well as breach of Saxon Mortgage Inc.’s servicing obligations. On February 9, 2011, the Westchester County Commercial Division judge who was assigned the case recused himself because of a conflict. On February 16, 2011, the parties filed a joint stipulation with the court to transfer venue to the New York County Commercial Division.

In its determination of expected ultimate insurance losses on financial guarantee contracts, the Company has considered the probability of potential recoveries arising out of the contractual obligation by the sellers/servicers to repurchase or replace ineligible mortgage loans in certain second-lien mortgage securitizations, which include potential recoveries that may be affected by the legal actions against Countrywide, RFC, Credit Suisse, GMAC and Morgan Stanley. However, there can be no assurance that the Company will prevail in these actions.

On April 30, 2009, MBIA Corp. and LaCrosse commenced an action in the New York State Supreme Court, New York County, against Merrill Lynch, Pierce, Fenner and Smith, Inc. and Merrill Lynch International. The complaint (amended on May 15, 2009) seeks damages in an as yet indeterminate amount believed to be in excess of several hundred million dollars arising from alleged misrepresentations and breaches of contract in connection with eleven CDS contracts pursuant to which MBIA wrote protection in favor of Merrill Lynch and other parties on a total of $5.7 billion in CDOs arranged and marketed by Merrill Lynch. The complaint also seeks rescission of the CDS contracts. On April 9, 2010, Justice Bernard Fried denied in part and granted in part Merrill Lynch’s motion to dismiss. On April 13, 2010, MBIA Corp. filed a notice of appeal with respect to the dismissal of its claims for fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing. Merrill Lynch filed its cross notice of appeal regarding the breach of contract claim that survived the motion to dismiss. On February 1, 2011, the New York Supreme Court, Appellate Division, First Department affirmed the lower court’s dismissal and reversed the lower court’s ruling relating to MBIA Corp.’s breach of contract claim. MBIA Corp. intends to appeal the Appellate Division’s ruling to the New York court of Appeals, and has filed papers with the lower court seeking permission to file an amended complaint.

On January 21, 2010, MBIA Corp. and LaCrosse commenced an action in New York State Supreme Court, Westchester County, against Royal Bank of Canada and RBC Capital Markets Corporation (“RBC”) relating to three CDS transactions and related insurance policies referencing Logan CDO I, Ltd., Logan CDO II, Ltd. and Logan CDO III, Ltd. (the “Logan CDOs”). The complaint alleged RBC fraudulently or negligently induced MBIA to insure the Logan CDOs, claims for breach of contract and promissory estoppel, and challenges RBC’s failure to issue credit event and related notifications in accordance with contractual obligations for the Logan CDOs. A settlement of this matter was reached between the parties and on January 4, 2011, a stipulation of voluntary discontinuance with prejudice was filed. The settlement also included commutation of certain CDS contracts between RBC and LaCrosse.

On October 14, 2008, June 17, 2009 and August 25, 2009, MBIA Corp. submitted proofs of claim to the Federal Deposit Insurance Corporation (“FDIC”) with respect to the resolution of IndyMac Bank, F.S.B. for both pre- and

Item 3. Legal Proceedings (continued)

post-receivership amounts owed to MBIA Corp. as a result of IndyMac’s contractual breaches and fraud in connection with financial guarantee insurance issued by MBIA Corp. on securitizations of HELOCs. The proofs of claim were subsequently denied by the FDIC. MBIA Corp. has appealed the FDIC’s denial of its proofs of claim via a complaint, filed on May 29, 2009, against IndyMac Bank, F.S.B. and the FDIC, as receiver, in the U.S. District Court for the District of Columbia and alleges that IndyMac fraudulently induced MBIA Corp. to provide financial guarantee insurance on securitizations of HELOCs by breaching contractual representations and warranties as well as negligently and fraudulently misrepresenting the nature of the loans in the securitization pools and IndyMac’s adherence to its strict underwriting standards and guidelines. On February 8, 2010, MBIA Corp. filed its amended complaint against the FDIC both in its corporate capacity and as conservator/receiver of IndyMac Federal Bank, F.S.B. for breach of its contractual obligations as servicer and seller for the IndyMac transactions at issue and for unlawful disposition of IndyMac Federal Bank, F.S.B.’s assets in connection with the FDIC’s resolution of IndyMac Bank, F.S.B. On May 21, 2010, the FDIC filed separate motions to dismiss both in its capacity as a corporate entity and as receiver/conservator. MBIA Corp. filed its opposition to the FDIC’s motions to dismiss on July 1, 2010. The FDIC’s replies were filed on July 30, 2010.

On September 22, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against IndyMac ABS, Inc., Home Equity Mortgage Loan Asset-Backed Trust, Series 2006-H4, Home Equity Mortgage Loans Asset-Backed Trust, Series INDS 2007-I, Home Equity Mortgage Loan Asset-Backed Trust, Series INDS 2007-2, Credit Suisse Securities (USA), L.L.C., UBS Securities, LLC, JPMorgan Chase & Co., Michael Perry, Scott Keys, Jill Jacobson, and Kevin Callan. The Complaint alleges that IndyMac Bank made numerous misrepresentations and omissions of material fact in connection with its sale of certain RMBS, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA Corp. commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA Corp. as the insurer of the income streams on these securities. On October 19, 2009, MBIA Corp. dismissed IndyMac ABS, Inc. from the action without prejudice. On October 23, 2009, defendants removed the case to the U.S. District Court for the Central District of California. On November 30, 2009, the IndyMac trusts were consensually dismissed from the litigation. On December 23, 2009, federal District Court Judge S. James Otero of the Central District of California granted MBIA Corp.’s motion to remand the case to Los Angeles Superior Court. On March 25, 2010, the case was reassigned to Judge Carl West. On June 4, 2010, defendants filed their Answers and Motion for Judgment on the Pleadings. MBIA Corp.’s opposition was filed on June 23, 2010. On August 3, 2010, the court denied defendants Motion for Judgment on the Pleadings in its entirety.

On December 9, 2009, MBIA Corp. and LaCrosse commenced an action in U.S. District Court for the Southern District of New York against Cooperatieve Centrale Raiffeisen Boerenleenbank B.A. (“Rabobank”), The Bank of New York Mellon Trust Company, N.A., as Trustee (“Bank of New York Mellon”), and Paragon CDO Ltd. MBIA, as controlling class under the relevant Indenture, commenced the action seeking declaratory relief and damages for breach of contract and negligence relating to the improper sale of certain reference obligations in the Paragon CDO portfolio pool. On January 15, 2010, Rabobank and The Bank of New York Mellon filed their answers. On February 16, 2010, Paragon CDO Ltd. was dismissed from the case with prejudice. On April 16, 2010, Rabobank and Bank of New York Mellon filed respective pleadings opposing MBIA Corp.’s motion for summary judgment and in support of their own cross-motions for summary judgment and briefing is now completed.

Transformation Litigation

On March 11, 2009, a complaint was filed in the U.S. District Court of the Southern District of New York against the Company and its subsidiaries, MBIA Corp. and National, entitled Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (S.D.N.Y.). The lead plaintiffs, Aurelius Capital Master, Ltd., Aurelius Capital Partners, LP, Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P., and Fir Tree Mortgage Opportunity Master Fund, L.P. (the “Aurelius Plaintiffs”), purport to be acting as representatives for a class consisting of all holders of securities, instruments, or other obligations for which MBIA Corp., before February 18, 2009, issued financial guarantee insurance other than U.S. municipal/governmental bond securities. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the NYSID, constituted fraudulent conveyances under §§ 273, 274 and 276 of New York Debtor and Creditor Law and a breach of the implied covenant of good faith and fair dealing under New York common law. The Complaint seeks, inter alia, (a) a declaration that the alleged fraudulent conveyances are null

Item 3. Legal Proceedings (continued)

and void and set aside, (b) a declaration that National is responsible for the insurance policies issued by MBIA Corp. up to February 17, 2009, and (c) an award of damages in an unspecified amount together with costs, expenses and attorneys’ fees in connection with the action. On February 11, 2010, Judge Sullivan entered an order denying MBIA’s motion to dismiss. On January 20, 2011 in light of the Appellate Division of the New York State Supreme Court’s order dismissing the ABN AMRO Bank N.V. et al. v. MBIA Inc. et al. discussed below, Judge Sullivan stayed this action pending plaintiffs’ appeal to the New York State Court of Appeals.

On April 6, 2009, a complaint was filed in the Court of Chancery for the State of Delaware entitled Third Avenue Trust and Third Avenue Variable Series Trust v. MBIA Insurance Corp. and MBIA Insurance Corp. of Illinois, CA 4486-UCL. Plaintiffs allege that they are holders of approximately $400 million of surplus notes issued by MBIA Corp. (for purposes of this section, the “Notes”) in January 2008. The complaint alleges (Count I) that certain of the Transactions breached the terms of the Notes and the Fiscal Agency Agreement dated January 16, 2008 pursuant to which the Notes were issued. The complaint also alleges that certain transfers under the Transactions were fraudulent in that they allegedly left MBIA Corp. with “unreasonably small capital” (Count II), “insolvent” (Count III), and were made with an “actual intent to defraud” (Count IV). The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions (b) declaring that the Transactions constituted a fraudulent conveyance, and (c) damages in an unspecified amount. On October 28, 2009, Vice Chancellor Strine entered an order dismissing the case without prejudice. On December 21, 2009, plaintiffs re-commenced the action in New York State Supreme Court. On February 10, 2011, the New York County Commercial Division announced that Hon. O. Peter Sherwood has been assigned to the case to replace Justice Yates, who has resigned.

On May 13, 2009, a complaint was filed in the New York State Supreme Court against the Company and its subsidiaries, MBIA Corp. and National, entitled ABN AMRO Bank N.V. et al. v. MBIA Inc. et al. The plaintiffs, a group of domestic and international financial institutions, purport to be acting as holders of insurance policies issued by MBIA Corp. directly or indirectly guaranteeing the repayment of structured finance products. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the NYSID, constituted fraudulent conveyances and a breach of the implied covenant of good faith and fair dealing under New York law. The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions, (b) declaring that the Transactions constituted a fraudulent conveyance, (c) declaring that MBIA Inc. and National are jointly and severally liable for the insurance policies issued by MBIA Corp., and (d) ordering damages in an unspecified amount. On February 17, 2010, the court denied defendants’ motion to dismiss. On January 11, 2011, the Appellate Division of the New York State Supreme Court reversed the lower court’s ruling and dismissed the complaint. On January 20, 2011, plaintiffs filed a Notice of Appeal to the New York State Court of Appeals. Argument has been scheduled for May 31, 2011. On February 10, 2011, the New York County Commercial Division announced that Hon. O. Peter Sherwood has been assigned to the case to replace Justice Yates, who has resigned. Seven of the original nineteen plaintiffs have dismissed their claims, several of which dismissals were related to the commutation of certain of their MBIA insured exposures.

On June 15, 2009, the same group of domestic and international financial institutions who filed the above described plenary action in New York State Supreme Court filed a proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled ABN AMRO Bank N.V. et al. v. Eric Dinallo, in his capacity as Superintendent of the NYSID, the NYSID, MBIA Inc. et al. In its motions to dismiss the three above-referenced plenary actions, the Company argued that an Article 78 proceeding is the exclusive forum in which a plaintiff may raise any challenge to the Transformation approved by the Superintendent of the NYSID. The petition seeks a judgment (a) declaring void and to annul the approval letter of the Superintendent of the NYSID, (b) to recover dividends paid in connection with the Transactions, and (c) declaring that the approval letter does not extinguish plaintiffs’ direct claims against MBIA Inc. and its subsidiaries in the plenary action described above. MBIA and the NYSID filed their answering papers to the Article 78 Petition on November 24, 2009 and argued that based on the record and facts, approval of Transformation and its constituent transactions was neither arbitrary nor capricious nor in violation of New York Insurance Law. As described above, seven of the original nineteen plaintiffs have dismissed their claims. Submission of all papers relating to the original petition are scheduled to be completed by May 30, 2011. On February 10, 2011, the New York County Commercial Division announced that Hon. O. Peter Sherwood has been assigned to the case to replace Justice Yates, who has resigned.

Item 3. Legal Proceedings (continued)

On October 22, 2010, a similar group of domestic and international financial institutions who filed the above described Article 78 proceeding and related plenary action in New York State Supreme Court filed an additional proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled Barclays Bank PLC et. al. v. James Wrynn, in his capacity as Superintendent of the NYSID, the NYSID, MBIA Inc. et al. This petition challenges the NYSID’s June 22, 2010 approval of National’s restatement of earned surplus. On February 10, 2011, the New York County Commercial Division announced that Hon. O. Peter Sherwood has been assigned to the case to replace Justice Yates, who has resigned. The proceeding is currently stayed.

The Company is defending against the aforementioned actions in which it is a defendant and expects ultimately to prevail on the merits. There is no assurance, however, that the Company will prevail in these actions. Adverse rulings in these actions could have a material adverse effect on the Company’s ability to implement its strategy and on its business, results of operations, cash flows and financial condition.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 4. (Removed and Reserved)

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 24, 2011 there were 862 shareholders of record of the Company’s common stock. The information concerning dividends on the Company’s common stock is under “Item 1. Business—Insurance Regulation” in this annual report.

The high and low closing stock prices with respect to the Company’s common stock for the last two years are presented below:

	2010		2009
	Stock Price		Stock Price
Quarter Ended	High	Low	High	Low
March 31	$ 6.40	$4.20	$5.61	$2.29
June 30	10.55	5.61	7.21	4.22
September 30	11.19	5.51	8.24	3.65
December 31	13.00	9.52	6.94	3.25

On January 9, 2008, the Company announced that its Board of Directors authorized a revised shareholder dividend policy, pursuant to the Company’s capital strengthening plan, which was expected to reduce quarterly shareholder dividends from $0.34 per share to $0.13 per share. On February 25, 2008, the Company announced that its Board of Directors authorized the elimination of quarterly shareholder dividends to further strengthen the Company’s resources and to increase its operating flexibility.

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

On February 13, 2008, the Company completed a public offering of 94.65 million shares of MBIA common stock at $12.15 per share. Warburg Pincus informed the Company that it purchased $300 million in common stock as part of the offering. The Company did not use the $750 million Warburg Pincus backstop. In addition, Warburg Pincus did not exercise its right to purchase up to $300 million in preferred stock. Pursuant to the amended agreement with Warburg Pincus, Warburg Pincus was granted 4 million of “B2” warrants at a price of $16.20 per share. In addition, under anti-dilution provisions in the agreement with Warburg Pincus, the terms of the warrants issued to Warburg Pincus on January 30, 2008 were amended, which resulted in (a) the 8.7 million of warrants exercisable at $40 per share were revised to 11.5 million warrants exercisable at $30.25 per share and (b) the 7.4 million of “B” warrants exercisable at $40 per share were revised to 9.8 million “B” warrants exercisable at $30.25 per share. See “Note 21: Common and Preferred Stock” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 for additional information on the agreement with Warburg Pincus and the common stock offering.

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

In August 2008, the Company’s Board of Directors approved the resumption of the share repurchase program. Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to support our liquidity and maintain the claims-paying ratings of MBIA Corp. and National as well as other business needs. As of December 31, 2010, the Company repurchased 50 million shares under the program at an average price of $18.49 per share and $73 million remained available under the $1 billion share buyback program.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

The table below presents repurchases made by the Company in each month during the fourth quarter of 2010. See “Note 19: Long-term Incentive Plans” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 for a further discussion on long-term incentive plans.

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Amount Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in thousands)
October	—	—	—	$73,057
November	—	—	—	73,057
December	1,871	8.43	—	73,057

(1)—1,871 shares were repurchased by the Company for settling awards under the Company’s long-term incentive plans.

As of December 31, 2010, 274,719,578 shares of Common Stock of the Company, par value $1 per share, were issued and 199,745,600 shares were outstanding.

Stock Performance Graph The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Stock Index (“S&P 500 Index”) and the S&P 500 Diversified Financials Index (“S&P Financials Index”) for the last five fiscal years. The graph assumes a $100 investment at the closing price on December 31, 2005 and reinvestment of dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of our common stock.

	2005	2006	2007	2008	2009	2010
MBIA Inc. Common Stock	100.00	123.87	32.49	7.10	6.94	20.91
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
S&P 500 Financials Index	100.00	119.23	97.14	43.45	50.94	57.14

Item 6. Selected Financial Data

Dollars in millions except per share amounts	2010	2009	2008	2007	2006
Summary Statement of Operations Data:
Premiums earned	594	746	850	708	744
Net investment income	457	567	1,381	1,881	1,534
Net change in fair value of insured derivatives	(769)	1,484	(2,220)	(3,611)	76
Net gains (losses) on financial instruments at fair value and foreign exchange	88	225	(517)	382	17
Net investment losses related to other-than-temporary impairments	(64)	(361)	(959)	(20)	—
Revenues of consolidated variable interest entities	364	(19)	157	309	268
Total revenues from continuing operations	894	2,954	(857)	(272)	2,705
Losses and LAE incurred	232	864	1,318	900	81
Operating expenses	290	316	304	219	218
Interest expense	325	374	1,017	1,291	939
Expenses of consolidated variable interest entities	83	102	157	315	269
Total expenses from continuing operations	989	1,737	2,871	2,793	1,572
Income (loss) from continuing operations before income taxes	(95)	1,217	(3,727)	(3,066)	1,133
Income (loss) from continuing operations, net of tax	53	634	(2,673)	(1,922)	813
Net income (loss) available to common stockholders	53	623	(2,673)	(1,922)	819
Basic EPS:
Income (loss) from continuing operations	0.26	2.99	(12.11)	(14.93)	6.03
Net income (loss)	0.26	2.99	(12.11)	(14.93)	6.08
Diluted EPS:
Income (loss) from continuing operations	0.26	2.99	(12.11)	(14.93)	5.95
Net income (loss)	0.26	2.99	(12.11)	(14.93)	5.99
Summary Balance Sheet Data:
Fixed-maturity investments	9,598	9,888	11,438	30,816	27,932
Short-term investments	2,070	2,688	4,693	4,916	2,723
Other investments	259	255	220	731	972
Derivative assets	4	866	911	1,225	178
Total assets of consolidated variable interest entities	14,137	4,312	4,800	5,726	5,667
Total assets	32,279	25,701	29,030	46,718	39,345
Unearned premium revenue	4,145	4,955	3,424	3,108	3,100
Loss and LAE reserves	1,129	1,580	1,558	1,346	537
Investment agreements	2,005	2,726	4,667	16,108	12,483
Medium-term notes	1,740	2,285	4,198	9,387	7,585
Long-term debt	1,851	2,224	2,051	1,225	1,215
Derivative liabilities	4,617	4,594	6,471	4,607	106
Total liabilities of consolidated variable interest entities	13,055	3,640	4,785	5,700	5,640
Total equity	2,846	2,607	1,022	3,656	7,204
Book value per share	14.18	12.66	4.78	29.16	53.43
Dividends declared per common share	—	—	—	1.36	1.24
Insurance Statistical Data:
Debt service outstanding	1,025,031	1,166,193	1,274,531	1,140,545	1,054,093
Gross par amount outstanding	672,878	767,232	841,480	762,446	694,922

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

The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•

uncertainty regarding whether the Company will realize, or will be delayed in realizing, insurance loss recoveries expected in disputes with sellers/servicers of residential mortgage-backed securities (“RMBS”) transactions at the levels recorded in its financial statements;

•

the possibility that the Company will experience severe losses or liquidity needs due to increased deterioration in its insurance portfolios and in particular, due to the performance of RMBS and collateralized debt obligations (“CDOs”) including multi-sector and commercial mortgage-backed securities (“CMBS”) pools and commercial real estate (“CRE”) CDOs;

•	the possibility that loss reserve estimates are not adequate to cover potential claims;

•

our ability to fully implement our strategic plan, including our ability to achieve high stable ratings for National Public Finance Guarantee Corporation (“National”) or any of our other insurance companies;

•	the resolution of litigation claims against the Company;

•

the possibility of deterioration in the economic environment and financial markets in the United States (“U.S.”) or abroad, and adverse developments in real estate market performance, credit spreads, interest rates and foreign currency levels;

•	the possibility that unprecedented budget shortfalls will result in credit losses or impairments on obligations of state and local governments that we insure;

•	our ability to access capital and our exposure to significant fluctuations in liquidity and asset values within the global credit markets;

•	changes in the Company’s credit ratings;

•	competitive conditions for bond insurance, including potential entry into the public finance market of insurers of municipal bonds, and changes in the demand for financial guarantee insurance;

•	the effects of governmental regulation, including insurance laws, securities laws, tax laws, legal precedents and accounting rules;

•	uncertainties that have not been identified at this time.

The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K. In addition, refer to “Note 1: Businesses, Developments, Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a discussion of certain risks and uncertainties related to our financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

MBIA operates the largest financial guarantee insurance business in the industry and is a provider of asset management advisory services. These activities are managed through three business segments: U.S. public finance insurance, structured finance and international insurance, and advisory services. Our U.S. public finance insurance business is operated through National, our structured finance and international insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and our advisory services business is primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). We also manage certain business activities through our corporate, asset/liability products, and conduit segments. Our corporate segment includes revenues and expenses that arise from general corporate activities. Funding programs managed through our asset/liability products and conduit segments are in wind-down.

During the third quarter of 2010, MBIA Insurance Corporation and MBIA UK Insurance Limited (“MBIA UK”) commuted all of their reinsurance with Channel Reinsurance Ltd. (“Channel Re”) and MBIA Insurance Corporation liquidated Channel Re and its parent company, ChannelRe Holdings Ltd., which MBIA Insurance Corporation acquired on July 19, 2010. In connection with the commutation, MBIA Insurance Corporation, National and MBIA UK reassumed insured exposure of $21.6 billion, $7.8 billion and $2.1 billion, respectively. The transaction, including the commutation and liquidation, resulted in an increase in MBIA Corp.’s statutory capital of $132 million and an increase in its liquidity position of $595 million.

Also during the third quarter of 2010, Capital Markets Assurance Corporation (“CMAC”) was merged into MBIA Insurance Corporation. CMAC was a financial guarantee insurer and wholly-owned subsidiary of MBIA Insurance Corporation that was acquired in February 1998 and consolidated within MBIA Corp.’s financial statements. CMAC did not write any new insurance business following the 1998 acquisition and CMAC’s net insured exposure was 100% reinsured by MBIA Insurance Corporation. The merger enabled MBIA Corp. to improve its overall operational efficiency by discontinuing the operation of CMAC as a separately licensed insurer while continuing to support CMAC’s policies with the same aggregate reserves previously available to support them.

Economic and Financial Market Trends and MBIA’s Business Outlook

We believe 2010 continued to suggest restrained economic recovery and sluggish growth within the employment, housing and financial sectors. MBIA’s business outlook should be viewed against this backdrop since these are some of the key economic conditions which, together with the ineligibility of loans supporting our insured RMBS transactions, significantly impact our financial results. Since the fourth quarter of 2007, losses in our structured finance insurance business, particularly in the RMBS and CMBS sectors, have placed considerable stress on our financial results and our capacity to generate new business. RMBS losses were primarily driven by high levels of mortgage loans that did not meet eligibility criteria and improperly serviced loans included in MBIA Corp.-insured RMBS transactions.

We continued to review mortgage loans in our insured transactions during 2010 to identify ineligible loans that we believe the sellers/servicers have contractual obligations to cure, repurchase or replace, and we have recorded recoveries in connection with these contractual “put-back” rights based on our assessment of a distribution of possible outcomes (factoring in all known uncertainties). The estimated amount, likelihood and timing of potential recoveries are expected to be revised and supplemented based on facts and circumstances as they emerge, including developments in pending litigation proceedings in which we are seeking to enforce these put-back rights, analysis of the capacity of sellers/servicers or other responsible parties to pay our claims and other factors that could influence the amount, likelihood and timing of the recoveries. A more detailed discussion of potential recoveries is presented within “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements.

The reference herein to “ineligible” mortgage loans refers to those mortgages that the Company believes failed to comply with the representations and warranties made by the sellers/servicers of the securitizations to which those mortgages were sold with respect to such mortgages, including failure to comply with the related underwriting criteria, based on the Company’s assessment, which included information provided by third-party review firms, of such mortgages’ compliance with such representations and warranties. The Company’s assessment of the ineligibility of individual mortgages could be challenged/disputed by the sellers/servicers of the securitizations in litigation and there is no assurance that the Company’s determinations will prevail.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

We recorded impairments related to insured CMBS exposure in 2010. Although loan liquidations and property sales are just beginning to take place within the underlying MBIA Corp.-insured CMBS transactions, delinquencies have increased markedly in the commercial real estate market over the last two years given the economic downturn and the shortage of financing. While debt service coverages on our portfolio are higher as of December 31, 2010 compared with December 31, 2009, debt coverage ratios on some loans have deteriorated in this sector. In addition, since CMBS foreclosures and liquidations have only recently begun to take place in this economic cycle, ultimate loss rates remain uncertain. However, we have also seen a deceleration in the pace of increases in the delinquency rate increases over the past several months. In addition, we have seen numerous loan modifications and extensions granted by the special servicers for these securities. The special servicers are responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process with the objective of maximizing proceeds for all bondholders by avoiding or minimizing loan level losses.

During the fourth quarter of 2010, MBIA Corp. reached agreements with five counterparties for commutations of transactions including multi-sector CDOs, CDO-squared transactions, structured CMBS pools, CRE CDOs and high-yield corporate CDOs. The agreements eliminated $15.7 billion in gross insured exposure. In the first quarter of 2011, MBIA Corp. reached an agreement for the commutation of $3.3 billion of additional gross insured exposure, comprising structured CMBS pools and an investment grade corporate CDO. The total amount the Company paid to commute the transactions in the fourth quarter of 2010 and the first quarter of 2011 was within its aggregate statutory loss reserve for those transactions. Since the fourth quarter of 2008, the Company has commuted $28.0 billion of its multi-sector CDO, multi-sector CDO-squared, CRE CDO, CMBS pool and corporate CDO gross insured exposure for payments that were within its aggregate statutory loss reserves for those transactions. In consideration for the commutation of insured transactions, including the transactions described above, the Company has made and may in the future make payments to the counterparties the amounts of which, if any, may be less than or greater than any statutory loss reserves established for the respective transactions.

Our financial results have been extremely volatile since the fourth quarter of 2007 as a result of unrealized gains and losses on our insured credit derivatives, which we do not believe reflect the underlying economics of our business. We fully expect that both economic performance and reported financial results may remain volatile and uncertain during 2011 as a result of actual and perceived future performance of our insured credit derivatives.

Our ability to overcome these economic stresses will depend, in part, on the strength of our balance sheet. Our financial guarantee insurance business model has been significantly impacted by adverse credit rating actions by Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). Additionally, the pending litigation challenging the establishment of National has constrained our ability to generate new financial guarantee insurance business. We do not expect to write significant new financial guarantee business prior to an upgrade of our insurance financial strength ratings. We expect that once the pending litigation is resolved, we will be able to obtain the highest possible credit ratings and the market acceptance necessary to meet our objectives. Our ability to achieve these ratings is subject to rating agency criteria in effect at that time, including qualitative and quantitative factors, and the timing of any such upgrade is uncertain. There is no assurance that we will prevail in the pending litigation or be able to achieve such ratings. Failure by the Company to favorably resolve this litigation could have a material adverse effect on its future business, results of operations, financial condition or cash flows.

In January 2011, S&P proposed, and requested comment on, changes to its rating methodology for financial guarantee insurers. If implemented in their current form, the proposed changes would substantially increase the amount of capital required to achieve S&P’s highest ratings and would incorporate additional qualitative considerations into the ratings process. As a result, our insurance subsidiaries could be downgraded in the near term, could be unable to achieve S&P’s highest ratings in the future, could choose not to take the steps necessary to obtain the highest S&P ratings, or could choose to stop carrying the S&P ratings. The absence of S&P’s highest ratings could adversely impact our ability to write new insurance business and the premiums we can charge, and could diminish the acceptance of our financial guarantee insurance products. We have joined other market participants in providing comments to S&P stating our concerns with their revisions.

Refer to “Note 24: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a detailed discussion on the lawsuits filed against the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

Financial Highlights

For the year ended December 31, 2010, we recorded consolidated net income of $53 million or $0.26 per share compared with consolidated net income of $623 million or $2.99 per share for the year ended December 31, 2009, after adjusting for preferred stock dividends of MBIA Insurance Corporation, and a consolidated net loss of $2.7 billion or $12.11 per share for the year ended December 31, 2008.

We also use adjusted pre-tax income, a non-GAAP measure, to supplement our analysis of pre-tax income. We consider adjusted pre-tax income a measure of fundamental periodic financial performance, which we believe is useful for an understanding of our results. Adjusted pre-tax income adjusts GAAP pre-tax income to remove the effects of consolidating insured variable interest entities (“VIEs”) and gains and losses related to fair valuing insured credit derivatives, which we believe will reverse over time, as well as to add in changes in the present value of insurance claims we expect to pay on insured credit derivatives based on our ongoing insurance loss monitoring. Adjusted pre-tax income is not a substitute for and should not be viewed in isolation from GAAP pre-tax income, and our definition of adjusted pre-tax income may differ from that used by other companies. Refer to the following “Results of Operations” section for a reconciliation of adjusted pre-tax income to GAAP pre-tax income.

For the year ended December 31, 2010, consolidated adjusted pre-tax income was a loss of $377 million compared with losses of $877 million and $2.9 billion for the years ended December 31, 2009 and 2008, respectively. The decreases in adjusted pre-tax loss from 2008 through 2010 resulted from a reduction in insurance losses and losses related to other-than-temporarily impaired securities.

During 2010, our business segments continued to maintain adequate liquidity to meet their payment obligations. Within our insurance segments, National and MBIA Corp. had $355 million and $907 million, respectively, of cash and short-term investments as of December 31, 2010. MBIA Corp.’s total liquidity position, including highly liquid securities, was $1.3 billion as of December 31, 2010. Our corporate segment and our wind-down operations had $358 million and $781 million, respectively, of cash and short-term investments as of December 31, 2010.

Our consolidated book value (total shareholders’ equity) was $2.8 billion as of December 31, 2010, increasing from $2.6 billion as of December 31, 2009. Our consolidated book value per share as of December 31, 2010 was $14.18, increasing from $12.66 as of December 31, 2009.

In addition to book value per share, we also analyze adjusted book value (“ABV”) per share, a non-GAAP measure. We consider ABV a measure of fundamental value of the Company and the change in ABV an important measure of financial performance. ABV adjusts GAAP book value to remove the impact of certain items which the Company believes will reverse over time, as well as to add in the impact of certain items which the Company believes will be realized in GAAP book value in future periods. The Company has limited such adjustments to those items that it deems to be important to fundamental value and performance and which the likelihood and amount can be reasonably estimated. ABV assumes no new business activity. We have presented ABV to allow investors and analysts to evaluate the Company using the same measure that MBIA’s management regularly uses to measure financial performance and value. ABV is not a substitute for and should not be viewed in isolation from GAAP book value, and our definition of ABV may differ from that used by other companies. Refer to the following “Results of Operations” section for a further discussion of ABV, including the change we made to this measure in the fourth quarter of 2010, and a reconciliation of consolidated book value per share to ABV per share.

As of December 31, 2010, ABV per share was $36.81, down 5% from $38.94 as of December 31, 2009. The decrease in ABV per share was primarily driven by an increase in impairments on insured credit derivatives.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with GAAP, which requires the use of estimates and assumptions. The following accounting estimates are viewed by management to be critical because they require significant judgment on the part of management. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with the Company’s Audit Committee. Financial results could be materially different if other methodologies were used or if management modified its assumptions.

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by loss reserve committees in each of our operating insurance companies (National, MBIA Insurance Corporation and MBIA UK) and reviewed by our executive Loss Reserve Committee, which consists of members of senior management. Loss and LAE reserves include case basis reserves and accruals for LAE incurred with respect to non-derivative financial guarantees. Case basis reserves represent our estimate of expected losses to be paid under insurance contracts, net of potential recoveries, on insured obligations that have defaulted or are expected to default. These reserves require the use of judgment and estimates with respect to the occurrence, timing and amount of paid losses and recoveries on insured obligations. Given that the reserves are based on such estimates and assumptions, there can be no assurance that the actual ultimate losses will not exceed such estimates resulting in the Company recognizing additional loss and LAE in earnings.

We take into account a number of variables in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the issuers of the insured obligations, expected recovery rates on unsecured obligations, the projected cash flow or market value of any assets pledged as collateral on secured obligations, and the expected rates of recovery, cash flow or market values on such obligations or assets. Factors that may affect the actual ultimate realized losses for any policy include economic conditions and trends, levels of interest rates, rates of inflation, borrower behavior, the default rate and salvage values of specific collateral, and our ability to enforce contractual rights through litigation and otherwise. Our remediation strategy for an insured obligation that has defaulted or is expected to default may also have an impact on our loss reserves.

In establishing case basis loss reserves, we calculate the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and the weighted average remaining life of the insurance contract. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of our loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar.

As of December 31, 2010 and over the last several years, the majority of our case basis reserves and insurance loss recoveries were related to insured RMBS transactions. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a comprehensive discussion of our RMBS loss reserves and recoveries, including critical accounting estimates used in the determination of these amounts.

Valuation of Financial Instruments

We have categorized our financial instruments measured at fair value into the three-level hierarchy according to accounting guidance for fair value measurements and disclosures based on the significance of pricing inputs to the measurement in its entirety. Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, and fair value measurements of financial instruments where significant inputs are not observable are generally categorized as Level 3. We categorize our financial instruments conservatively using the lowest level category at which we can generate reliable fair values. The determination of reliability requires management to exercise judgment. The degree of judgment used to determine the fair values of financial instruments generally correlates to the degree to which pricing is not observable.

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

The fair value pricing of assets and liabilities is a function of many components which include interest rate risk, market risk, liquidity risk and credit risk. For financial instruments that are internally valued by the Company, as well as those for which the Company uses broker quotes or pricing services, credit risk is typically incorporated by using appropriate credit spreads or discount rates as inputs. Refer to “Note 7: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

1. Financial Assets

The Company’s financial assets are primarily debt and equity investments. The majority of these assets are accounted for in accordance with the accounting principles for certain investments in debt and equity securities. This guidance requires all debt instruments and certain equity instruments to be classified in the Company’s consolidated balance sheet according to their purpose and, depending on that classification, to be carried at either amortized cost or fair value. Most valuations of the Company’s financial assets use observable market-based inputs, including dealer quotes when available. However, since mid-2007, illiquidity in the credit markets has significantly reduced the availability of observable market data. Other financial assets that require fair value reporting or disclosures within the Company’s financial statements are valued based on the estimated value of the underlying collateral or the Company’s estimate of discounted cash flows.

Assets with fair values derived from broker quotes or pricing services can be classified within Level 1, 2 or 3 of the fair value hierarchy, depending on the observability of inputs. Typically we receive one broker quote or pricing service value for each instrument, which represents a non-binding indication of value. We review the assumptions, inputs and methodologies used by pricing services to obtain: (i) reasonable assurance that the prices used in our valuations reflect fair value and (ii) a basis for classification within the three levels of the fair value hierarchy. For example, broker quoted prices are classified as Level 3 if we determine that the inputs used are not market-based and observable. Pricing service data is received monthly and quarterly, and we use a variety of methods to analyze the reasonableness of these third-party valuations, including comparisons to similar quality and maturity assets, internal modeling of implied credit spreads by sector and quality, comparison to published spread estimates, and assessment relative to comparable dealer offerings or any actual transactions from a recent time period. When we believe a third-party quotation differs significantly from our internal value, whether higher or lower, we review our data or assumptions with the provider. The price provider may subsequently provide an updated price. We do not make any internal adjustments to prices provided by a broker or pricing service.

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

2. Financial Liabilities

The Company’s financial instruments categorized as liabilities primarily consist of insured derivatives within our insurance operations, derivatives used in our wind-down operations, investment agreements and medium-term notes (“MTNs”) within our wind-down operations, and debt issued for general corporate purposes. Investment agreements, MTNs, and corporate debt are typically recorded at face value adjusted for premiums or discounts. The fair values of these financial instruments are generally not reported within the Company’s financial statements but are disclosed in the accompanying notes. However, financial liabilities which qualify as part of fair value hedging arrangements under the provisions of derivative and hedging are reported in the Company’s consolidated balance sheet at values that reflect changes in the risks being hedged, which offset changes in the

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

values of the hedging instruments. MBIA uses cash flow modeling techniques to estimate the value of its liabilities that qualify as hedged obligations, incorporating current market data. Financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures within the Company’s Notes to Consolidated Financial Statements are valued based on either estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flows, or quoted market values for similar transactions. Refer to the following “3. Derivatives” section for information about these financial liabilities.

3. Derivatives

MBIA has entered into derivative transactions both within its financial guarantee insurance business and in hedging risks associated with its assets and liabilities. Credit default swap (“CDS”) contracts are also used in our wind-down operations to replicate investments in cash assets consistent with the risk tolerance and criteria for this business. We account for derivative transactions in accordance with the accounting principles for derivatives and hedging activities, which require that all such transactions be recorded on the Company’s consolidated balance sheet at fair value. The fair value of derivative instruments is determined as the amount that would be received to sell the derivative when in an asset position (when the Company would be owed money under the derivative in a termination) or transfer the derivative when in a liability position (when the Company would owe money under the derivative in a termination). Changes in the fair value of derivatives, exclusive of insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive income (loss)” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge.

The majority of MBIA’s derivatives are insured credit derivatives that reference structured pools of cash securities and CDSs. We generally insured the most senior liabilities of such transactions, and at the inception of transactions our exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies. The collateral backing our insured derivatives was cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, commercial real estate (“CRE”) loan, and CDO securities.

Most of the derivative contracts we insure are non-traded structured credit derivative transactions. Since insured derivatives are highly customized and there is generally no observable market for these derivatives, we estimate their fair values in a hypothetical market based on internal and third-party models simulating what a company similar to us would charge to assume our position in the transaction at the measurement date. This pricing would be based on expected loss of the exposure. We review our valuation model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads or securities prices are observable for similar transactions, those spreads are an integral part of the analysis. For example, new insured transactions that resemble existing (previously insured) transactions would be considered, as would negotiated settlements of existing transactions.

We may from time to time make changes in our valuation techniques if the change results in a measurement that we believe is equally or more representative of fair value under current circumstances.

Refer to “Note 7: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for a comprehensive discussion of our valuation process for insured derivatives, including critical accounting estimates.

Fair Value Hierarchy—Level 3

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

The following table presents the fair values of assets and liabilities recorded on our consolidated balance sheet that are classified as Level 3 within the fair value hierarchy as of December 31, 2010 and 2009.

	As of December 31,
In millions	2010	2009
Investments
U.S. Treasury and government agency(1)	$—	$6
Foreign governments(1)	11	12
Corporate obligations(2)	155	281
Mortgage-backed securities:
Residential mortgage-backed agency(1)	41	48
Residential mortgage-backed non-agency(1)	48	64
Commercial mortgage-backed(1)	17	20
Asset-backed securities:
Collateralized debt obligations(2)	191	245
Other asset-backed(2)	374	401
State and municipal bonds:
Tax-exempt bonds(1)	50	50
Other fixed-maturity investments(2)	—	19
Perpetual preferred securities(1)	91	77
Derivative assets:
Credit derivatives(2)	—	751
Interest rate derivatives(2)	5	17
Currency derivatives(2)	—	3
Assets of consolidated VIEs:
Corporate obligations(1)	80	—
Mortgage-backed securities:
Residential mortgage-backed non-agency(1)	40	166
Commercial mortgage-backed(1)	23	3
Asset-backed securities:
Collateralized debt obligations(2)	245	42
Other asset-backed(2)	83	193
Loans receivable(1)	2,183	—
Loan repurchase commitments(1)	835	—
Derivative assets:
Credit derivatives(2)	687	—

Total Level 3 assets at fair value	$5,159	$2,398

Medium-term notes(2)	$116	$110
Derivative liabilities:
Credit derivatives(2)	4,350	4,550
Interest rate derivatives(2)	—	11
Liabilities of consolidated VIEs:
VIE notes(1)	4,673	—
Credit derivatives(1)	1,455	—
Currency derivatives(2)	14	—

Total Level 3 liabilities at fair value	$10,608	$4,671

(1)	Valued using quoted prices for which the inputs are unobservable.
(2)	Valued using quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs.

Level 3 assets represented approximately 24% and 17% of total assets measured at fair value on a recurring basis as of December 31, 2010 and 2009, respectively. Level 3 liabilities represented approximately 78% and 99% of total liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, respectively. Refer to “Note 7: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for additional information about assets and liabilities classified as Level 3.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

Deferred Income Taxes

Deferred income taxes are recorded with respect to the temporary differences between the tax bases of assets and liabilities and the reported amounts in the Company’s financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled. Our temporary differences relate principally to unrealized appreciation or depreciation of investments and derivatives, invested asset impairments, premium revenue recognition, deferred acquisition costs, and deferred compensation.

Valuation allowances are established to reduce deferred tax assets to an amount that more likely than not will be realized. Changes in the amount of a valuation allowance are reflected within our provision for income taxes in our statement of operations. Determining whether to establish a valuation allowance and, if so, the amount of the valuation allowance requires management to exercise judgment and make assumptions regarding whether such tax benefits will be realized in future periods. All evidence, both positive and negative, needs to be identified and considered in making this determination. Future realization of the existing deferred tax asset ultimately depends on management’s estimate of the future profitability and existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carry-forward period available under the tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established. As of December 31, 2010 and 2009, the Company’s valuation allowance included in its deferred tax asset was $376 million and $490 million, respectively, and primarily related to realized losses on sales of investments being carried forward as capital losses and impairments of certain assets characterized as capital losses.

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

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the years ended December 31, 2010, 2009 and 2008:

In millions except for per share amounts	2010	2009	2008
Total revenues (losses)	$894	$2,954	$(856)
Total expenses	989	1,737	2,871

Pre-tax income (loss)	$(95)	$1,217	$(3,727)
Provision (benefit) for income taxes	(148)	583	(1,054)

Net income (loss)	$53	$634	$(2,673)

Net income (loss) available to common shareholders	$53	$623	$(2,673)

Net income (loss) per share	$0.26	$2.99	$(12.11)

For the year ended December 31, 2010, we recorded consolidated net income of $53 million or $0.26 per share compared with consolidated net income of $623 million or $2.99 per share, for the same period of 2009, after adjusting for preferred stock dividends of MBIA Insurance Corporation. Weighted average shares outstanding totaled 203 million for the year ended December 31, 2010, down 2% from the same period of 2009 as a result of repurchases of common stock by the Company. Consolidated revenues for the year ended December 31, 2010 were $894 million compared with $3.0 billion for the same period of 2009. The decrease in our consolidated

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

revenues was principally due to a $769 million net loss on insured derivatives in 2010 compared with a $1.5 billion net gain in 2009. The net loss and net gain in 2010 and 2009, respectively, principally resulted from changes in the market perception of MBIA Corp.’s credit risk. The net loss in 2010 principally reflected a tightening of the Company’s credit spreads and an improvement in the Company’s recovery rate while the net gain in 2009 principally reflected a widening of the Company’s credit spreads and a reduction in the Company’s recovery rate. Consolidated expenses for the year ended December 31, 2010 were $989 million compared with $1.7 billion for the same period of 2009. The decrease in our consolidated expenses principally reflects a reduction in loss and LAE incurred on our financial guarantee RMBS exposure, a decrease in interest expense resulting from a reduction in outstanding debt within our asset/liability products program, and overall lower operating and policy acquisition expenses.

Included in our consolidated net income for the year ended December 31, 2010 was $281 million of income before income taxes related to consolidated VIEs compared with a loss of $120 million for 2009. For the year ended December 31, 2010, revenues and expenses of consolidated VIEs, after the elimination of intercompany revenues and expenses, were $364 million and $83 million, respectively. For the year ended December 31, 2009, revenues and expenses of consolidated VIEs, after the elimination of intercompany revenues and expenses, were a loss $19 million and $101 million, respectively. The increase in revenues is largely attributable to gains on financial instruments recorded at fair value, as well as a reduction in other-than-temporary impairments of VIE assets.

For the year ended December 31, 2009, our consolidated net income of $623 million or $2.99 per share, after adjusting for preferred stock dividends of MBIA Insurance Corporation, increased compared with a net loss of $2.7 billion or $12.11 per share for 2008. Weighted average shares outstanding totaled 208 million for the year ended December 31, 2009, down 6% from 2008 as a result of repurchases of common stock by the Company. Consolidated revenues for the year ended December 31, 2009 were $3.0 billion compared with a loss of $856 million for 2008. The increase in our consolidated revenues principally reflects net gains on insured derivatives, an increase in insurance fees, and lower realized losses from the sale of securities and other-than-temporary impairments, partially offset by a reduction in net investment income. Consolidated expenses for the year ended December 31, 2009 were $1.7 billion compared with $2.9 billion for 2008. The decrease in our consolidated expenses was primarily due to a decline in interest expense as a result of a reduction in outstanding debt within our wind-down operations and a reduction in losses and LAE incurred on our RMBS exposure.

Included in our consolidated net income for the year ended December 31, 2009 was $120 million of loss before income taxes related to consolidated VIEs compared with a loss of $223 thousand for the same period of 2008. For the year ended December 31, 2009, revenues and expenses of consolidated VIEs, after the elimination of intercompany revenues and expenses, were a loss of $19 million and $101 million, respectively. The loss of $19 million resulted from other-than-temporary impairments on VIE assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Adjusted Pre-Tax Income

The following table presents our consolidated adjusted pre-tax income (a non-GAAP measure) and provides a reconciliation of adjusted pre-tax income to GAAP pre-tax income for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
In millions	2010	2009	2008
Total revenues	$1,811	$1,566	$1,446
Total expenses	2,188	2,443	4,391

Adjusted pre-tax income (loss)	(377)	(877)	(2,945)
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	243	(44)	33
Mark-to-market gain (loss) on insured credit derivatives	(679)	1,650	(1,823)
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	(718)	(488)	(1,008)

Pre-tax income (loss)	$(95)	$1,217	$(3,727)

For the year ended December 31, 2010, consolidated adjusted pre-tax income was a loss of $377 million compared with a loss of $877 million for the same period of 2009. Total revenues for the year ended December 31, 2010 were $1.8 billion compared with $1.6 billion for the same period of 2009. The increase in total revenues was principally due to lower realized losses on other-than-temporary impairments and higher premiums on insured derivative transactions due to the reinsurance commutation with Channel Re, partially offset by reductions in gains on extinguishment of debt and unrealized gains on financial instruments at fair value and foreign exchange. Total expenses for the year ended December 31, 2010 were $2.2 billion compared with $2.4 billion for the same period of 2009. The decrease in total expenses principally reflects a reduction in total insurance losses, a decrease in interest expense resulting from a reduction in outstanding debt within our asset/liability products program, and overall lower operating and policy acquisition expenses.

For the year ended December 31, 2009 consolidated adjusted pre-tax income was a loss of $877 million compared with a loss of $2.9 billion for the same period of 2008. Total revenues for the year ended December 31, 2009 were $1.6 billion compared with $1.4 billion for the same period of 2008. The increase in total revenues was principally due to gains on financial instruments at fair value and foreign exchange and lower realized losses on other-than-temporary impairments, partially offset by reductions in net investment income and gains on extinguishment of debt. Total expenses for the year ended December 31, 2009 were $2.4 billion compared with $4.4 billion for 2008. The decrease in total expenses is principally due to lower insurance losses and a decline in interest expense as a result of a reduction in outstanding debt within our wind-down operations.

Adjusted Book Value

In the fourth quarter of 2010, after completing a review of the components of ABV, we decided to remove the wind-down operations future spread adjustment and the loss provision adjustment. The wind-down operations future spread adjustment adjusted book value to reflect the net present value of asset and liability cash flows within our wind-down operations assuming that the cash flow profile of the business would remain constant to maturity. We believe this adjustment is no longer meaningful in our analysis of the performance and value of the Company as we intend to actively manage the run-off of our wind-down operations. While current wind-down operations generate periodic losses, we expect to manage the portfolio to reduce those losses. The loss provision adjustment to book value represented a formulaic estimate of potential future losses based on our practice prior to 2009 of recording a general loss reserve for unidentified claims based on 12% of net earned premium. While current U.S. GAAP no longer permits such a reserve, we maintained this concept in the calculation of ABV to account for a potential level of unknown loss development in future periods. We believe this adjustment is no longer meaningful in light of current GAAP for financial guarantee insurance contracts, which requires probability-weighted loss reserves based on all possible outcomes across our entire financial guarantee insurance portfolio and our practice of calculating and including in ABV credit impairments on insured credit derivatives.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As of December 31, 2010, ABV per share (a non-GAAP measure) was $36.81, down 5% from $38.94 as of December 31, 2009. The decrease in ABV per share was primarily driven by an increase in impairments on insured credit derivatives. The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

	As of December 31,
In thousands, except per share data	2010	2009
Total shareholders’ equity of MBIA, Inc.	$2,832,139	$2,590,098
Basic common shares outstanding	199,746	204,668
Book value per share	$14.18	$12.66
Additions to book value per share (after-tax):
Net unearned premium revenue(1)(2)	13.61	14.59
Deferred acquisition costs	(1.35)	(1.49)
Present value of insured derivative installment revenue(3)	1.71	1.92
Cumulative impairments on insured credit derivatives(3)	(8.69)	(5.89)
Subtractions from book value per share (after-tax):
Impact of consolidating certain VIEs(4)	(0.50)	—
Cumulative unrealized loss on insured credit derivatives	(14.58)	(12.09)
Net unrealized losses included in other comprehensive income	(2.27)	(5.06)

Total adjustments per share	22.63	26.28

Adjusted book value per share	$36.81	$38.94

(1)—Consists of financial guarantee premiums and fees.

(2)—The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

(3)—The discount rate on insured derivative installment revenue and impairments was 5.0%.

(4)—Represents the impact on book value per share of consolidated VIEs that are not considered a business enterprise of the Company.

Our “Net unearned premium revenue” adjustment to book value per share consists of unearned premium revenue net of prepaid reinsurance premiums recorded on our consolidated balance sheet as required by accounting principles for financial guarantee insurance contracts. Unearned premium revenue includes amounts not yet collected and, therefore, recorded in premiums receivable on our consolidated balance sheet. Our “Net unearned premium revenue” adjustment to book value per share also includes the unamortized portion of installment premiums collected on insured derivative contracts and the unamortized portion of insurance-related deferred fee revenue. Our “Present value of insured derivative installment revenue” adjustment to book value per share consists of the present value of premiums not yet collected from insured derivative contracts, which are not recorded on our balance sheet in accordance with accounting principles for financial guarantee insurance contracts but which are contractually due to the Company.

U.S. Public Finance Insurance (Comparison of Years Ended December 31, 2010 and 2009)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the years ended December 31, 2010 and 2009:

			Percent Change
In millions	2010	2009	2010 vs. 2009
Net premiums earned	$446	$563	-21%
Net investment income	230	217	6%
Fees and reimbursements	22	15	40%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	0	1	n/m
Unrealized gains (losses) on insured derivatives	0	0	n/m

Net change in fair value of insured derivatives	0	1	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	55	23	135%
Other net realized gains (losses)	0	—	n/m

Total revenues	753	819	-8%

Losses and loss adjustment	73	94	-23%
Amortization of deferred acquisition costs	86	116	-26%
Operating	64	58	9%

Total expenses	223	268	-17%

Pre-tax income (loss)	$530	$551	-4%

n/m—Percentage change not meaningful.

For the years ended December 31, 2010 and 2009, we did not write a meaningful amount of U.S. public finance insurance. The lack of insurance writings in the U.S. public finance segment reflects the insurance financial strength credit ratings assigned to National, and the impact of litigation over the formation of National in 2009. We do not expect to write a material amount of new business prior to an upgrade of our insurance financial strength ratings and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation. We believe that we will resume writing business in the U.S. public finance market before actively re-engaging in the structured finance and international markets.

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

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of December 31, 2010 and 2009. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

	Gross Par Outstanding as of December 31,
In millions	2010		2009
Rating	Amount	%	Amount	%
AAA	$27,292	5.7%	$21,716	4.1%
AA	225,827	46.8%	246,590	46.2%
A	181,713	37.6%	212,034	39.8%
BBB	45,113	9.3%	49,686	9.3%
Below investment grade	2,747	0.6%	3,166	0.6%

Total	$482,692	100.0%	$533,192	100.0%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Total U.S. public finance gross par outstanding rated A or above, before giving effect to MBIA’s guarantee, was 90% as of December 31, 2010 and 2009. As of December 31, 2010 and 2009, gross par outstanding rated below investment grade was less than 1%.

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. For the year ended December 31, 2010, U.S. public finance net premiums earned were $446 million compared with $563 million for the same period 2009. The decrease was due to a decline in scheduled premiums earned of $74 million and a decline in premiums earned from refunding activity of $43 million. Scheduled premium earnings declined due to the maturity of insured issues within our U.S. public finance portfolio with no material new insurance writings. Additionally, refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of premiums that would have been earned in the current period. During 2010, premiums from refunded issues declined as a result of lower premium rates on these transactions compared with higher premium rates on issues refunded during 2009.

NET INVESTMENT INCOME For the year ended December 31, 2010 our U.S. public finance insurance investment portfolio generated $230 million of net investment income compared with $217 million for the same period of 2009. The increase in net investment income for 2010 reflects the timing of our insurance business transformation in mid February 2009 compared with a full year of net investment income in 2010.

National maintains simultaneous repurchase and reverse repurchase agreements with our asset/liability products segment, which provides yield enhancement to our U.S. public finance insurance investment portfolio as a result of increased net interest earnings from these collective agreements. The average interest rates on the asset swap were 0.35% and 1.70% for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009 the notional amounts utilized under these agreements were $1.8 billion and $1.7 billion, respectively.

Investment asset balances at amortized cost as of December 31, 2010 and 2009 are presented in the following table:

	December 31, 2010		December 31, 2009
In millions	Investments at Amortized Cost	Pre- tax yield(1)	Investments at Amortized Cost	Pre- tax yield(1)
Fixed-income securities:
Tax-exempt	$2,748	4.35%	$2,624	4.40%
Taxable	2,395	3.74%	2,348	4.96%
Short-term	343	2.51%	285	2.89%

Total fixed-income	$5,486	3.97%	$5,257	4.57%
Other	3		—

Total	$5,489		$5,257

(1)—Estimated yield-to-maturity.

FEES AND REIMBURSEMENTS For the year ended December 31, 2010, fees and reimbursements increased to $22 million from $15 million for the same period of 2009. The increase was primarily due to rental income earned from our affiliates related to their occupancy of the Armonk facility and an increase in waiver and consent fees related to the ongoing maintenance of our insured portfolio. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly period to period.

NET GAINS AND LOSSES ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains and losses on financial instruments at fair value and foreign exchange primarily consist of net gains and losses from the sales of investments. Net gains from sales of investments were $55 million and $23 million for the years ended December 31, 2010 and 2009, respectively. During 2010, investments were sold to generate capital gains, which allowed the Company to utilize a portion of its tax capital loss carryforward. The proceeds of these sales were reinvested in similar types of securities, although having lower yields.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

LOSSES AND LOSS ADJUSTMENT EXPENSES National’s portfolio surveillance group is responsible for monitoring our U.S. public finance segment’s insured issues. The level and frequency of monitoring of any insured issue depends on the type, size, rating and performance of the insured issue.

Refer to “Note 2: Significant Accounting Policies” and “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its loss reserves.

The following tables present information about our U.S. public finance insurance reserves and recoverables as of December 31, 2010 and 2009, as well as our related loss and LAE provision for the years ended December 31, 2010 and 2009:

	December 31,		Percent Change 2010 vs. 2009
In millions	2010	2009
Gross losses and LAE reserves	$623	$184	n/m
Expected recoveries on unpaid losses	400	2	n/m

Loss and LAE reserves	$223	$182	23%

Insurance loss recoverable	$73	$32	125%
Insurance loss recoverable—ceded(1)	$2	$1	67%
Reinsurance recoverable on paid and unpaid losses	$9	$10	-3%

(1)—Reported within “Other liabilities” on our consolidated balance sheets.

n/m—Percentage change not meaningful.

	Years Ended December 31,		Percent Change 2010 vs. 2009
In millions	2010	2009
Loss and LAE related to payments	$555	$138	n/m
Recoveries of actual and expected payments	(481)	(40)	n/m

Gross losses incurred	74	98	-24%
Reinsurance	(1)	(4)	-65%

Losses and loss adjustment expenses	$73	$94	-23%

n/m—Percentage change not meaningful.

For the year ended December 31, 2010, losses and LAE incurred of $73 million primarily related to three housing transactions, two student loan transactions, a not-for-profit transaction and a health care transaction. For the year ended December 31, 2009, losses and LAE incurred of $94 million primarily related to a housing transaction and a student loan transaction.

Included in our U.S. public finance case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and National has already paid a claim, and for which a payment default has not yet occurred but a claim is expected in the future. As of December 31, 2010, case basis reserves consisted of the following:

$ in millions	Number of Issues(1)	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	11	$202	$870
Issues without defaults	4	21	261

Total gross of reinsurance	15	$223	$1,131

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the years ended December 31, 2010 and 2009 are presented in the following table:

	Years Ended December 31,		Percent Change 2010 vs. 2009
In millions	2010	2009
Gross expenses	$64	$58	9%

Amortization of deferred acquisition costs	86	116	-26%
Operating	64	58	9%

Total insurance operating expenses	$150	$174	-14%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for the year ended December 31, 2010 compared with the same period of 2009 primarily due to higher legal costs associated with litigation and building-related expenses associated with the Armonk facility, which was acquired by National in the first quarter of 2010. Partially offsetting these increases was a decrease in compensation costs due to a reduction in headcount.

The amortization of deferred acquisition costs decreased for the year ended December 31, 2010 compared with the same period of 2009, consistent with the amortization of the related unearned premium revenue. Operating expenses increased for the year ended December 31, 2010 compared with the same period of 2009 as a result of the increases in gross expenses. We did not defer a material amount of policy acquisition costs during 2010 or 2009.

ADJUSTED PRE-TAX INCOME In addition to the above, we also analyze the operating performance of our U.S. public finance insurance segment using adjusted pre-tax income. We believe adjusted pre-tax income, as used by management, is useful for an understanding of the results of operations of our U.S. public finance insurance segment. Adjusted pre-tax income is not a substitute for pre-tax income determined in accordance with U.S. GAAP, and our definition of adjusted pre-tax income may differ from that used by other companies.

The following table presents the adjusted pre-tax income of our U.S. public finance insurance segment, and a reconciliation of adjusted pre-tax income to GAAP pre-tax income for the years ended December 31, 2010 and 2009:

	Years Ended December 31,		Percent Change
In millions	2010	2009	2010 vs. 2009
Adjusted total revenues	$752	$819	-8%
Adjusted total expenses	222	268	-17%

Adjusted pre-tax income (loss)	530	551	-4%
Additions to adjusted pre-tax income (loss):
Mark-to-market gain (loss) on insured credit derivatives	0	0	0%

Pre-tax income (loss)	$530	$551	-4%

For the years ended December 31, 2010 and 2009, there were no material differences between adjusted pre-tax income and GAAP pre-tax income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Structured Finance and International Insurance (Comparison of Years Ended December 31, 2010 and 2009)

Our structured finance and international insurance business is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event MBIA Corp. has the right at its discretion to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain investment agreement contracts written by MBIA Inc. or its subsidiaries are insured by MBIA Corp. If MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including MBIA Global Funding, LLC (“GFL”) and Meridian Funding Company, LLC (“Meridian”), and provides reinsurance to its insurance subsidiaries. MBIA Corp. has also written insurance policies guaranteeing the obligations of an affiliate, LaCrosse Financial Products, LLC under CDS, including termination payments that may become due upon certain events including the insolvency or payment default of the financial guarantor or the CDS issuer.

MBIA Corp.’s guarantees insure structured finance and asset-backed obligations, privately issued bonds used for the financing of public purpose projects, which are primarily located outside of the U.S. and that include toll roads, bridges, airports, public transportation facilities, utilities and other types of infrastructure projects serving a substantial public purpose, and obligations of sovereign and sub-sovereign issuers. Structured finance and asset-backed securities (“ABS”) typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real property.

In certain cases, we may be required to consolidate entities established as part of securitizations when we insure the assets or liabilities of those entities and in connection with remediations or renegotiations of insurance policies. These entities typically meet the definition of a VIE under accounting principles for the consolidation of VIEs. We do not believe there is any difference in the risks and profitability of financial guarantees provided to VIEs compared with other financial guarantees written by us. Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for information on accounting guidance that affected the consolidation of VIEs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following tables present our structured finance and international insurance segment results for the years ended December 31, 2010 and 2009:

	Years Ended December 31,		Percent Change 2010 vs. 2009
In millions	2010	2009
Net premiums earned	$251	$333	-24%
Net investment income	125	221	-44%
Fees and reimbursements	204	234	-13%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(163)	(167)	-2%
Unrealized gains (losses) on insured derivatives	(607)	1,650	-137%

Net change in fair value of insured derivatives	(770)	1,483	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	135	60	127%
Net investment losses related to other-than-temporary impairments	(5)	(9)	-43%
Net gains (losses) on extinguishment of debt	—	14	n/m
Other net realized gains (losses)	29	(65)	-144%
Revenues of consolidated VIEs:
Net investment income	53	66	-21%
Net gains (losses) on financial instruments at fair value and foreign exchange	270	10	n/m
Net investment losses related to other-than-temporary impairments	—	(93)	n/m
Other net realized gains (losses)	(76)	(41)	87%

Total revenues	216	2,213	-90%

Losses and loss adjustment	159	770	-79%
Amortization of deferred acquisition costs	150	217	-31%
Operating	133	178	-25%
Interest	136	137	-1%
Expenses of consolidated VIEs:
Operating	27	1	n/m
Interest	42	86	-52%

Total expenses	647	1,389	-53%

Pre-tax income (loss)	$(431)	$824	n/m

n/m—Percentage change not meaningful.

For the years ended December 31, 2010 and, 2009, we did not write a meaningful amount of structured finance and international insurance. Activity was largely limited to our structuring and reinsurance of a financing transaction for the State of Mexico, which closed in the third quarter of 2010. The lack of insurance writings in our structured finance and international insurance segment reflects the impact of the downgrades of MBIA Corp.’s insurance financial strength ratings by the major rating agencies, which occurred in 2008 and 2009. The Company does not expect to write a material amount of new business prior to an upgrade of the insurance financial strength ratings of MBIA Corp. and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

CREDIT QUALITY The credit quality of our structured finance and international insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. The following table presents the credit quality distribution of our structured finance and international gross par outstanding as of December 31, 2010 and 2009. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

	Gross Par Outstanding as of December 31,
In millions	2010		2009
Rating	Amount	%	Amount	%
AAA	$62,897	33.0%	$101,580	43.4%
AA	19,299	10.1%	15,832	6.8%
A	32,620	17.2%	46,324	19.8%
BBB	40,799	21.5%	36,293	15.5%
Below investment grade	34,571	18.2%	34,011	14.5%

Total(1)	$190,186	100.0%	$234,040	100.0%

(1)—Includes gross par outstanding of $18.1 billion and $1.7 billion related to our consolidated VIEs as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, total structured finance and international gross par outstanding rated A or above, before giving effect to MBIA’s guarantee, was 60% compared with 70% as of December 31, 2009. Additionally, as of December 31, 2010 and 2009, 18% and 15%, respectively, of gross par outstanding was rated below investment grade. Adverse changes in the ratings of our structured finance and international insured gross par outstanding were principally a result of ratings downgrades on CDO and commercial mortgage securitizations.

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees for the years ended December 31, 2010 and 2009 are presented in the following table. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues.

	2010	2009	Percent Change
In millions			2010 vs. 2009
Net premiums earned:
U.S.	$129	$166	-22%
Non-U.S.	122	167	-27%

Total net premiums earned	$251	$333	-24%

For the year ended December 31, 2010 structured finance and international net premiums earned were $251 million compared with $333 million for the same period in 2009. The decrease was due to the maturity and termination of insured transactions with no new material insurance writings. Additionally, 2009 benefited from $45 million of premiums earned related to the termination of MBIA’s remaining Eurotunnel exposure.

NET INVESTMENT INCOME For the year ended December 31, 2010, our structured finance and international insurance investment portfolio generated $125 million of net investment income compared with $221 million for the same period of 2009. The decrease in net investment income of $96 million for the year ended December 31, 2010 was primarily due to declining average asset balances in 2010 as a result of claim payments and lower yields on new investment purchases. Additionally, the consolidation of VIEs during the first quarter of 2010 resulted in the elimination of $22 million of net investment income for the year ended December 31, 2010.

MBIA Corp., as lender, maintained a secured lending agreement with our asset/liability products segment, which totaled $2.0 billion at inception. Interest income on this arrangement, totaling approximately $30 million and $60 million for the years ended December 31, 2010 and 2009, respectively, is included in our structured finance and international insurance net investment income. As of December 31, 2010, the amount outstanding from our asset/liability products segment under this agreement was $975 million, and reflects the repayment of $625 million during 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Investment asset balances at amortized cost as of December 31, 2010 and 2009 are presented in the following table:

	December 31, 2010		December 31, 2009
In millions	Investments at Amortized Cost	Pre-tax yield(1)	Investments at Amortized Cost	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$50	3.84%	$55	4.27%
Taxable	1,480	5.81%	1,177	9.78%
Short-term	673	1.45%	966	0.95%

Total fixed-income	$2,203	4.43%	$2,198	5.76%
Secured loan from affiliate	975		1,600
Other	10		10

Total	$3,188		$3,808

(1)—Estimated yield-to-maturity.

FEES AND REIMBURSEMENTS For the year ended December 31, 2010, fees and reimbursements were $204 million compared with $234 million for the same period of 2009. The decrease was primarily due to a reduction in ceding commission revenue associated with the cession of public finance policies to National. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums earned related to derivatives and the components of the net change in fair value of insured derivatives for the years ended December 31, 2010 and 2009:

	Years Ended December 31,		Percent Change
In millions	2010	2009	2010 vs. 2009
Net premiums and fees earned on insured derivatives	$119	$123	-3%
Realized gains (losses) on insured derivatives	(282)	(290)	-3%

Realized gains (losses) and other settlements on insured derivatives	(163)	(167)	-2%
Unrealized gains (losses) on insured derivatives	(607)	1,650	-137%

Net change in fair value of insured derivatives	$(770)	$1,483	n/m

n/m—Percentage change not meaningful.

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. As a result, premiums earned related to insured credit derivatives will decrease over time as exposure to such transactions declines. Realized losses on insured derivatives for the year ended December 31, 2010 primarily resulted from $890 million of settlement and claim payments made on multi-sector CDO and CMBS transactions, partially offset by $607 million of payments received from Channel Re in connection with the commutation of ceded derivative exposure. Realized losses on insured derivatives for the year ended December 31, 2009 resulted from the settlement of three CDO transactions and claim payments related to a multi-sector CDO transaction.

For the year ended December 31, 2010, unrealized losses on insured derivatives were principally the result of the effects of MBIA’s nonperformance risk on its derivative liability, which resulted from a tightening of its own credit

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

spreads and an improvement in the Company’s recovery rate, the reversal of unrealized gains in connection with the commutation of derivative exposure from Channel Re, and subordination erosion. This was partially offset by the reversal of unrealized losses primarily from the settlements on multi-sector CDO and CMBS transactions and improved collateral pricing. For the year ended December 31, 2009, unrealized gains on insured derivatives were primarily related to changes in MBIA’s CDS and recovery swaps pricing, narrower collateral spreads, and transaction terminations, partially offset by losses from enhancements to our valuation models and inputs, subordination erosion, lower estimated recovery rates on collateral, and collateral rating migration. The main enhancements to our valuation models and inputs during 2009 were the development of a direct pricing model for multi-sector CDOs, assumptions about ABS collateral defaults, the calculation of nonperformance risk for CDOs, and the refinement of a spread model for CMBS transactions. Enhancements to our valuation models and inputs are discussed further in “Note 7: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements.

As of December 31, 2010, MBIA’s Corp.’s five year CDS cost was 56.25% upfront plus 5% per annum compared with 64.25% upfront plus 5% per annum as of December 31, 2009. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 15.75% upfront plus 5% per annum to 57.50% upfront plus 5% per annum for the year ended December 31, 2010.

As of December 31, 2010, we had $99.5 billion of gross par outstanding on insured credit derivatives compared with $126.7 billion as of December 31, 2009. The decrease in gross par outstanding was primarily due to contractual terminations and maturities. During the year ended December 31, 2010, 46 insured credit derivative transactions, representing $21.2 billion in gross par outstanding, have either matured or were contractually settled prior to maturity.

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles to our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent the present values of our estimates of expected future claim payments for such transactions using a discount rate of 5.93%, the same rate used to calculate our statutory loss reserves as of December 31, 2010. We estimate that additional credit impairments on insured derivatives for the year ended December 31, 2010 were $1.2 billion across 35 CDO insured issues. Beginning with the fourth quarter of 2007 through December 31, 2010, total credit impairments on insured derivatives were estimated at $3.7 billion across 38 CDO insured issues, inclusive of 33 CDO insured issues for which we made settlement and claim payments of $1.3 billion, net of reinsurance and collections. Accordingly, we expect to realize additional net losses of $2.4 billion.

Our estimate of credit impairments, a non-GAAP measure, may differ from the fair values recorded in our financial statements. Although the Company’s income statement includes the fair values, the Company regards the changes in credit impairment estimates as critical information for investors since the credit impairment estimates reflect the present values of amounts it expects to pay in claims net of recoveries with respect to insured credit derivatives. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments. In the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse before or at the maturity of the contracts. Contracts also may be settled prior to maturity at amounts that may be more or less than their recorded fair values. Those settlements can result in realized gains or losses, and will result in the reversal of unrealized gains or losses. The Company is not required to post collateral to counterparties of these contracts.

Refer to “Note 24: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for information about legal actions commenced by MBIA with respect to certain CDS contracts, and “Risk Factors” in Part I, Item 1A of this Form 10-K for information on legislative changes that could require collateral posting by MBIA Corp. notwithstanding the contract terms. The outcome of such legal actions may affect the amount of realized losses ultimately incurred by the Company, although the damages potentially awarded to the Company upon prevailing in the litigation are not directly considered in determining the impairment of the insured credit

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

derivative contracts. Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expenses” in our consolidated statements of operations. Such costs totaled $13 million and $22 million for the years ended December 31, 2010 and 2009, respectively.

REVENUES OF CONSOLIDATED VIEs For the year ended December 31, 2010, total revenues of consolidated VIEs were $247 million compared with a loss of $58 million for the same period of 2009. Fluctuations in revenues of consolidated VIEs were principally driven by gains and losses on financial instruments recorded at fair value and foreign exchange, as well as other-than-temporary impairments of VIE assets. For the year ended December 31, 2010, net gains on financial instruments at fair value and foreign exchange were $270 million compared with $10 million for the same period of 2009. The net gains in 2010 resulted from the extrapolation of RMBS put-back recoveries within our consolidated VIEs, most of which were consolidated in the first quarter of 2010. Losses related to other-than-temporary impairments were $93 million in 2009 with no comparable impairments in the same period of 2010.

LOSSES AND LOSS ADJUSTMENT EXPENSES MBIA’s insured portfolio management group within its structured finance and international insurance business is responsible for monitoring structured finance and international insured issues. The level and frequency of monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If we identify concerns with respect to the performance of an insured issue we may designate such insured issue as “Caution List-Low,” “Caution List-Medium,” “Caution List-High,” or “Classified” depending on the likelihood of a loss.

The following table provides a summary of our loss activity for the year ended December 31, 2010 on all insurance policies (financial guarantee and insured credit derivatives) using discounted probability-weighted cash flows, without regard to how such losses are measured and recognized in our financial statements prepared in accordance with GAAP. For financial guarantee policies, loss activity represents amounts measured in accordance with GAAP before the consolidation of VIEs. For insured credit derivatives, loss activity represents amounts measured in accordance with statutory accounting principles, also referred to herein as credit impairments on insured credit derivatives. The Company believes this aggregated information is important for an understanding of changes in the discounted values of loss payments we expect to make on all insurance contracts, net of recoveries.

In millions	RMBS	ABS	CMBS	Other	Total
Change in expected payments	$989	$255	$1,132	$182	$2,558
Change in expected salvage	(1,052)	(5)	0	(70)	(1,127)
Gain on foreign exchange	—	—	—	(121)	(121)

Total economic losses	$(63)	$250	$1,132	$(9)	$1,310

The following amounts included within this “Losses and Loss Adjustment Expenses” section exclude realized and unrealized gains and losses and estimated credit impairments on insured credit derivatives. Refer to the “Net Change in Fair Value of Insured Derivatives” section included herein for additional information about payments we have made or expect to make under insured credit derivative transactions.

The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date. Our insurance loss recoverable includes recoveries related to put-backs of ineligible mortgages within RMBS transactions and other amounts due to MBIA under subrogation rights.

Refer to “Note 2: Significant Accounting Policies” and “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its loss reserves.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following tables present information about our insurance reserves and recoverables as of December 31, 2010 and 2009, as well as our loss and LAE provision for the years ended December 31, 2010 and 2009:

	December 31,		Percent Change 2010 vs. 2009
In millions	2010	2009
Gross losses and LAE reserves	$1,402	$2,227	-37%
Expected recoveries on unpaid losses	496	829	-40%

Loss and LAE reserves	$906	$1,398	-35%

Insurance loss recoverable	$2,459	$2,413	2%
Insurance loss recoverable—ceded(1)	$1	$45	-97%
Reinsurance recoverable on paid and unpaid losses	$6	$52	-88%

(1)—Reported within “Other liabilities” on our consolidated balance sheets.

	Years Ended December 31,		Percent Change 2010 vs. 2009
In millions	2010	2009
Loss and LAE related to payments	$883	$3,143	-72%
Recoveries of actual and expected payments	(712)	(2,327)	-69%

Gross losses incurred	171	816	-79%
Reinsurance	(12)	(46)	-75%

Losses and loss adjustment expenses	$159	$770	-79%

Losses and LAE incurred in our structured finance and international insurance segment totaled $159 million in 2010. Included in the $159 million was $883 million of gross losses related to actual and expected future payments, of which $659 million related to insured RMBS transactions. Offsetting these losses were increases in recoveries of actual and expected payments of $712 million, of which $656 million related to insured RMBS transactions, and reinsurance of $12 million. The $656 million of RMBS recoveries of actual and expected payments consisted of $609 million in actual and expected recoveries resulting from ineligible mortgage loans included in insured second-lien residential mortgage and alternative A-paper (“Alt-A”) securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans and $47 million related to excess interest cash flows within the securitizations.

Losses and LAE incurred in our structured finance and international insurance segment totaled $770 million in 2009. Included in the $770 million were gross losses related to actual and expected future payments of $3.1 billion, of which $2.9 billion related to insured RMBS transactions. Offsetting these losses were recoveries of actual and expected payments of $2.3 billion, primarily related to our RMBS transactions, and reinsurance of $46 million. The $2.3 billion of RMBS recoveries of actual and expected payments was comprised of $1.6 billion related to estimates of potential recoveries resulting from ineligible mortgage loans included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans and $684 million related to excess interest cash flows within the securitizations.

For the year ended December 31, 2010, losses and LAE incurred included the elimination of $79 million of losses as a result of consolidating VIEs. The $79 million elimination included gross losses related to actual and expected future payments of $1.1 billion, offset by recoveries of actual and expected payments of $1.0 billion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. As of December 31, 2010, case basis reserves consisted of the following:

$ in millions	Number of Issues(1)	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	70	$727	$7,924
Issues without defaults	25	179	2,135

Total	95	$906	$10,059

(1)—	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

MBIA reports expected potential recoveries of paid claims within “Insurance loss recoverable” and the corresponding estimated recovery amounts due to reinsurers within “Other liabilities” in the Company’s consolidated balance sheets. As of December 31, 2010 and 2009, our insurance loss recoverables were $2.5 billion and $2.4 billion, respectively. The increase in our insurance loss recoverable principally resulted from an increase in expected potential recoveries resulting from the aforementioned obligations of the sellers/servicers of RMBS transactions to repurchase ineligible loans, partially offset by a reclassification of $356 million in recoveries from “Insurance loss recoverable” to “Loan repurchase commitments” and the elimination of excess spread of $238 million, both resulting from the adoption of the amended accounting guidance for the consolidation of VIEs. As of December 31, 2010 and 2009, our insurance loss recoverable also included recoveries of approximately $674 million and $906 million, respectively, from expected excess interest in RMBS securitizations. Insurance loss recoverables due to reinsurers totaled $1 million and $45 million as of December 31, 2010 and 2009, respectively. Insurance loss recoverables are only paid to reinsurers upon receipt of such amounts by MBIA.

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities (“MBS”) backed by residential mortgage loans, including second-lien residential mortgage securitizations (revolving home equity line of credit (“HELOC”) loans and closed-end second mortgages (“CES”)) and Alt-A transactions. For the year ended December 31, 2010, we recorded a net benefit of $3 million related to RMBS transactions, after the elimination of a $60 million benefit as a result of consolidating VIEs. The $3 million benefit related to RMBS transactions is due to recoveries of actual and expected payments of $656 million and reinsurance of $6 million, mostly offset by increases in gross losses related to actual and expected future payments of $659 million. The $656 million in recoveries of actual and expected RMBS payments primarily consisted of $609 million in actual and expected recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages and $47 million related to excess interest cash flows within the securitizations.

MBIA Corp. also insures MBS backed by subprime mortgage loans directly through RMBS securitizations. MBIA Corp. also has indirect exposure to subprime mortgages that are included in CDOs in which MBIA Corp. guaranteed the senior most tranche of such transactions. There has been considerable stress and continued deterioration in the subprime mortgage market since 2008 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of December 31, 2010, the Company had $3.0 billion of net par outstanding from direct exposure to subprime mortgages and $1.6 billion of indirect exposure to subprime mortgages in the form of collateral within CDOs compared with $3.7 billion and $4.9 billion, respectively, as of December 31, 2009. As of December 31, 2010, $1.4 billion of the $1.6 of indirect exposure was related to CDOs executed in derivative form. As of December 31, 2009, $4.4 billion of the $4.9 billion of indirect exposure was related to CDOs executed in derivative form. While subprime transactions directly guaranteed by MBIA Corp. include collateral consisting of mortgages originated during 2005, 2006, and 2007, given the amount of subordination below MBIA Corp.’s insured portion of such transactions available to

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

absorb any losses from collateral defaults, we currently do not expect material ultimate losses on these transactions. As of December 31, 2010, the Company had $309 million of net par outstanding in four insured direct subprime mortgage transactions with 2005, 2006, or 2007 subprime mortgage collateral appearing on the Company’s Classified List or Caution Lists. As of December 31, 2010, we expect losses of $94 million (on a present value basis) on fourteen secondary market multi-sector CDOs with net par outstanding of $440 million that include subprime mortgage exposure and that were reported on our Classified List. Additionally, there were ten secondary market multi-sector CDOs with net par outstanding of $216 million that included subprime mortgage exposure and that were reported on our Caution Lists.

The following table presents the net par outstanding of MBIA Corp.’s total direct RMBS insured exposure, including those issues that have been placed in a surveillance category, as of December 31, 2010 by S&P credit rating category. Amounts include the net par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Net Par Outstanding
In millions	Prime First Lien	Alt-A First Lien	Subprime First Lien	HELOC	CES	Total
AAA	$213	$1,622	$2,194	$—	$14	$4,043
AA	18	18	68	—	—	104
A	6	475	180	65	34	760
BBB	—	551	130	312	90	1,083
Below investment grade	2	1,375	877	4,474	4,912	11,640

Total net par	$239	$4,041	$3,449	$4,851	$5,050	$17,630

The following table presents the net par outstanding by vintage year of MBIA Corp.’s total second-lien residential mortgage loan securitizations insured exposure as of December 31, 2010. Amounts include the net par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Net Par Outstanding
In millions	HELOC	% of Total HELOC	CES	% of Total CES
2008	$—	0%	$—	0%
2007	656	13%	3,297	65%
2006	1,701	35%	1,615	32%
2005	1,388	29%	—	0%
2004	920	19%	90	2%
2003 and prior	186	4%	48	1%

Total net par	$4,851	100%	$5,050	100%

During the year ended December 31, 2010, we paid approximately $1.0 billion, net of reinsurance and collections, on insured RMBS transactions after eliminating $418 million of net payments made to consolidated VIEs. As of December 31, 2010, we paid a cumulative total of $3.4 billion, net of reinsurance and collections and excluding $1.8 billion of net payments made to consolidated VIEs, on these transactions and had case basis reserves of $708 million. The case basis reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the cash receipts we expect from the performing mortgages in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” in our consolidated balance sheet. The payments that we make largely go to reduce the principal balances of the securitizations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table provides information about RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments, net of reinsurance and collections, as of December 31, 2010 and for which it does not consolidate under accounting guidance for VIEs.

$ in millions	Number of Issues	Original Par Insured	Net Par Outstanding	Net Claims and LAE Paid Since Inception
HELOC	12	$14,031	$2,838	$1,756
CES	10	8,112	3,197	1,699
Alt-A	5	1,092	665	(26)

Total	27	$23,235	$6,700	$3,429

As of December 31, 2010, the net par outstanding on insured RMBS transactions included in the preceding table was $6.7 billion compared with $12.0 billion as of December 31, 2009. As of December 31, 2010 we expect to pay an additional $1.2 billion (on a present value basis) on these transactions. We expect to receive a total of $1.1 billion (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. Of this amount, $674 million is included in “Insurance loss recoverable” and $438 million is included in “Loss and loss adjustment expense reserves.” In addition, we expect to receive $1.7 billion (on a present value basis) in respect of the sellers’/servicers’ obligation to repurchase ineligible loans and that amount is included in “Insurance loss recoverable”.

The following table provides information about RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments, net of reinsurance and collections, as of December 31, 2010 and for which it consolidates under accounting guidance for VIEs. As such, these payments are not reflected as insurance losses in our financial statements subsequent to consolidation.

$ in millions	Number of Issues	Original Par Insured	Net Par Outstanding	Net Claims and LAE Paid Since Inception
HELOC	6	$3,657	$1,357	$500
CES	6	4,844	1,775	1,257

Total	12	$8,501	$3,132	$1,757

As of December 31, 2010, the net par outstanding on the insured RMBS transactions included in the preceding table was $3.1 billion. As of December 31, 2010 we expect to pay an additional $238 million (on a present value basis) on these transactions. We expect to receive a total of $292 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. In addition, we expect to receive $835 million (on a present value basis) in respect to the sellers’/servicers’ obligation to repurchase ineligible loans and that amount is included in “Loan repurchase commitments”.

Since the second half of 2007, we have observed an increase in delinquencies in our insured RMBS transactions, which peaked in January 2009, and a greater than expected level of losses being realized. The largest single contributor to our losses appears to be the failure of most of the individual mortgage loans in many of our insured transactions to comply with the underwriting guidelines represented to us at origination. These breaches, combined with inadequate servicer performance and relatively few successful loan modifications, led to loss and LAE expense related to our residential mortgage exposures. The majority of expected recoveries from RMBS transactions recorded since 2009 arose from a forensic review of defaulted mortgage loans in 32 insured issues containing first and second-lien mortgage loan securitizations. The representations and warranties in each insured RMBS securitization contractually obligate the seller to cure the contractual breach, replace the loans or repurchase the ineligible loans at a price equal to their outstanding principal balance plus accrued interest or to replace them with eligible mortgage loans. While the Company believes that these mortgage loans are subject to repurchase or replacement obligations by the sellers/servicers, successful challenges of such determinations by the sellers/servicers could result in the Company recovering less than the amount of its estimated recoveries. We continued to review mortgage loans in our insured transactions during 2010 to identify ineligible loans which the

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

sellers/servicers have contractual obligations to cure, repurchase or replace. In addition, recoveries and damages from legal actions that MBIA Corp. has filed against certain of the sellers/servicers could result in recoveries that are substantially higher than the amount currently recognized as recoveries. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about assumptions used to estimate recoveries on our RMBS exposure.

Since September 2008, MBIA Corp. initiated litigation against multiple mortgage loan sellers/servicers alleging, among other things, that such sellers/servicers made material misrepresentations concerning the quality of loans made by these sellers/servicers, which were included in a number of MBIA Corp.-insured second-lien residential mortgage securitizations. In particular, complaints in these actions allege that a very high proportion of the defaulted loans in these securitizations were ineligible for inclusion and thus reflect breaches of the originators’ representations with respect to such loans. In addition, the complaints allege that the sellers/servicers have failed to honor their contractual obligations regarding loan repurchases and ongoing servicing practices. For more information on these and other lawsuits commenced by MBIA Corp., refer to “Note 24: Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

The following table provides the total of all RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments and performed a forensic review of defaulted mortgage loans as of December 31, 2010. There were eight issues with net par outstanding of $593 million that were not included within our forensic review and, therefore, excluded from the following table. The securitizations included in the following table are not consolidated by the Company under accounting guidance for VIEs.

$ in millions	Number of Issues	Original Par Insured	Net Par Outstanding	Net Claims and LAE Paid Since Inception
HELOC	9	$12,533	$2,561	$1,565
CES	9	7,817	3,137	1,699
Alt-A	1	795	409	(26)

Total	19	$21,145	$6,107	$3,238

We have recorded put-back recoveries for amounts paid on all RMBS transactions included in the above table with the exception of two issues with original par insured of $695 million, net par outstanding of $146 million, and net claims paid since inception of $405 million. There is one issue excluded from the above table for which a forensic review has been performed, but the issue has not been placed on our “Classified List” and we have not made a claim payment.

The following table provides the total of RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments and performed a forensic review of defaulted mortgage loans as of December 31, 2010. The securitizations included in the following table are consolidated by the Company under accounting guidance for VIEs and, as such, these payments are not reflected in our insurance losses within our financial statements subsequent to consolidation.

$ in millions	Number of Issues	Original Par Insured	Net Par Outstanding	Net Claims and LAE Paid Since Inception
HELOC	6	$3,657	$1,357	$500
CES	6	4,844	1,775	1,257

Total	12	$8,501	$3,132	$1,757

We have recorded put-back recoveries for amounts paid on all RMBS transactions included in the above table with the exception of one issue with original par insured of $384 million, net par outstanding of $150 million, and net claims paid since inception of $19 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Other

Prior to 2010, we took remediation action on an international infrastructure financing transaction and purchased a significant amount of the outstanding debt of the issuer at a discount to par. As a consequence, we consolidated the issuer as a VIE. During the third quarter of 2010, receivers appointed by us purchased the infrastructure asset following receipt of regulatory approval. Proceeds from the transaction were used to pay down the securities of the issuer. The remaining financial instruments of the issuer, after the pay down, are not significant and, therefore, the entity was deconsolidated during the third quarter of 2010.

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

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Structured finance and international insurance segment expenses for the years ended December 31, 2010 and 2009 are presented in the following table:

	Years Ended December 31,		Percent Change
In millions	2010	2009	2010 vs. 2009
Gross expenses	$140	$190	-26%

Amortization of deferred acquisition costs	150	217	-31%
Operating	133	178	-25%

Total insurance operating expenses	$283	$395	-28%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the year ended December 31, 2010 compared with the same period of 2009 due to reductions in compensation and other administrative expenses resulting from the transfer of employees to Optinuity Alliance Resources Corp. (“Optinuity”), the service company that we established in the first quarter of 2010.

The decrease in the amortization of deferred acquisition costs for the year ended December 31, 2010 compared with the same period of 2009 was consistent with the decrease in the amortization of the related unearned premium revenue. Operating expenses decreased for the year ended December 31, 2010 compared with the same period of 2009 as a result of the decrease in gross expenses. We did not defer a material amount of policy acquisition costs during 2010 or 2009. Policy acquisition costs in these periods were related to premium taxes and assessments on installment policies written in prior periods.

INTEREST EXPENSE Interest expense incurred by our structured finance and international insurance segment primarily consists of interest related to MBIA Corp.’s surplus notes. For the years ended December 31, 2010 and 2009, interest expense related to MBIA Corp.’s surplus notes was $134 million.

EXPENSES OF CONSOLIDATED VIEs For the year ended December 31, 2010, total expenses of consolidated VIEs were $69 million compared with $87 million for the same period of 2009. The decrease in expenses was primarily due to a reduction in interest expense resulting from our election in 2010 to use the fair value option to account for debt issued by certain consolidated VIEs. Interest expense of these VIEs is included in the change in the fair value of the related debt. Partially offsetting the decrease in interest expense was an increase in operating expenses for such items as trustee fees, banking fees and legal expenses resulting from the consolidation of additional VIEs.

ADJUSTED PRE-TAX INCOME In addition to the above, we also analyze the operating performance of our structured finance and international insurance segment using adjusted pre-tax income. We believe adjusted pre-tax income, as used by management, is useful for an understanding of the results of operations of our

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

structured finance and international insurance segment. Adjusted pre-tax income is not a substitute for pre-tax income determined in accordance with U.S. GAAP, and our definition of adjusted pre-tax income may differ from that used by other companies.

The following table presents the adjusted pre-tax income of our structured finance and international insurance segment, and a reconciliation of adjusted pre-tax income to GAAP pre-tax income for the years ended December 31, 2010 and 2009:

	Years Ended December 31,		Percent Change
In millions	2010	2009	2010 vs. 2009
Adjusted total revenues	$1,150	$824	39%
Adjusted total expenses	1,842	2,095	-12%

Adjusted pre-tax income (loss)	(692)	(1,271)	-46%
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	222	(44)	n/m
Mark-to-market gain (loss) on insured credit derivatives	(679)	1,651	n/m
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	(718)	(488)	47%

Pre-tax income (loss)	$(431)	$824	n/m

n/m—Percentage change not meaningful.

For the year ended December 31, 2010 adjusted pre-tax income was a loss of $692 million compared with a loss of $1.3 billion for the same period of 2009. Adjusted total revenues for the year ended December 31, 2010 were $1.2 billion compared with $824 million for the same period of 2009. The increase in adjusted total revenues was principally due to higher premiums on insured derivative transactions due to the commutation of reinsurance with Channel Re, and higher unrealized gains on financial instruments at fair value and foreign exchange. Adjusted total expenses for the year ended December 31, 2010 were $1.8 billion compared with $2.1 billion for the same period of 2009. The decrease in adjusted total expenses principally reflects a reduction in insurance losses and a decrease in policy acquisition and operating expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Combined U.S. Public Finance Insurance and Structured Finance and International Insurance Operations (Comparison of Years Ended December 31, 2009 and 2008)

In the first quarter of 2009 we separated our insurance operations into two segments: U.S. public finance insurance and structured finance and international insurance. However, in order to provide a basis of comparison for the years ended December 31, 2009 and 2008, we have combined the results of our U.S. public finance insurance and structured finance and international insurance segments in the discussions that follow. Where practical, we have provided information about the year ended December 31, 2008 separately for our U.S. public finance insurance segment and our structured finance and international insurance segment. Additionally, the results presented in this section include revenues and expenses from transactions with our advisory services, corporate operations and wind-down operations.

	2009				2008
In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Net premiums earned	$563	$333	$(135)	$761	$880	-14%
Net investment income	217	221	—	438	528	-17%
Fees and reimbursements	15	234	(136)	113	9	n/m
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	1	(167)	—	(166)	(397)	-58%
Unrealized gains (losses) on insured derivatives	0	1,650	—	1,650	(1,822)	n/m

Net change in fair value of insured derivatives	1	1,483	—	1,484	(2,219)	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	23	60	—	83	185	-55%
Net investment losses related to other-than-temporary impairments	—	(9)	—	(9)	(9)	6%
Net gains on extinguishment of debt	—	14	—	14	39	-65%
Other net realized gains (losses)	—	(65)	—	(65)	(2)	n/m
Revenues of consolidated VIEs:
Net investment income	—	66	—	66	56	18%
Net gains (losses) on financial instruments at fair value and foreign exchange	—	10	—	10	—	n/m
Net investment losses related to other-than-temporary impairments	—	(93)	—	(93)	—	n/m
Other net realized gains (losses)	—	(41)	—	(41)	—	n/m

Total revenues	819	2,213	(271)	2,761	(533)	n/m

Losses and loss adjustment	94	770	—	864	1,318	-34%
Amortization of deferred acquisition costs	116	217	(251)	82	75	9%
Operating	58	178	(20)	216	207	5%
Interest	—	137	—	137	135	2%
Expenses of consolidated VIEs:
Operating	—	1	—	1	1	-30%
Interest	—	86	—	86	55	56%

Total expenses	268	1,389	(271)	1,386	1,791	-23%

Pre-tax income (loss)	$551	$824	$—	$1,375	$(2,324)	n/m

n/m—Percentage change not meaningful.

In 2009, we did not write any material U.S. public finance insurance or any structured finance and international insurance. The lack of insurance writings in each segment reflects the impact of the downgrades of the insurance financial strength of MBIA by the major rating agencies that occurred in 2008 and 2009, and the impact of litigation over the formation of National in 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees for the years ended December 31, 2009 and 2008 are presented in the following table. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues.

	Years Ended December 31,		Percent Change
In millions	2009	2008	2009 vs. 2008
Net premiums earned:
U.S. public finance	$563	$506	11%

Structured finance and international
U.S.	166	188	-12%
Non-U.S.	167	186	-10%

Total structured finance and international	$333	$374	-11%

In 2009, U.S. public finance net premiums earned of $563 million increased $57 million or 11% compared with 2008. The increase was attributable to an increase in scheduled premiums earned of $137 million related to premium earnings on policies assumed from Financial Guaranty Insurance Company (“FGIC”) in 2008. This increase was partially offset by a decrease in refunding activity of $80 million compared with 2008. The decrease is consistent with the overall decline in refundings experienced in the municipal market during 2009.

In 2009, structured finance and international net premiums earned of $333 million decreased $41 million or 11% compared with 2008. The decrease was primarily due to a reduction in structured finance premium earnings related to applying amended premium revenue recognition accounting guidance for financial guarantee insurance contracts effective January 1, 2009, partially offset by the recognition of $45 million of premiums related to the termination of MBIA’s remaining Eurotunnel exposure. Additionally, the maturity of policies in prior periods has adversely affected premiums earned in 2009.

INVESTMENT INCOME In 2009, our combined insurance pre-tax net investment income decreased 17% to $438 million from $528 million in 2008. The decrease in pre-tax net investment income reflects a decline in average invested assets as a result of loss payments made in 2009.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Investment asset balances at amortized cost as of December 31, 2009 and 2008 are presented in the following table:

In millions	December 31, 2009					December 31, 2008
Investments at Amortized Cost	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Pre-tax yield(1)	Insurance Operations	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$2,624	$55	$—	$2,679	4.40%	$3,157	4.49%
Taxable	2,348	1,177	—	3,525	6.57%	3,454	5.69%
Short-term	285	966	—	1,251	1.39%	1,542	2.16%

Total fixed-income	$5,257	$2,198	$—	$7,455	4.92%	$8,153	4.56%
Other	—	10	—	10		49

Total	$5,257	$2,208	$—	$7,465		$8,202

(1)—Estimated yield-to-maturity.

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

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES As of December 31, 2009, we had $119.2 billion of net par outstanding on insured derivatives compared with $140.3 billion as of December 31, 2008. During the year ended December 31, 2009, 23 insured credit derivative transactions, representing $15.2 billion in net par outstanding, either matured or were contractually terminated prior to maturity. The following table presents the net premiums earned related to insured derivatives and the components of the net change in fair value of insured derivatives for the years ended December 31, 2009 and 2008:

	2009			2008
In millions	U.S. Public Finance	Structured Finance and International	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Net premiums and fees earned on insured derivatives	$1	$123	$124	$137	-10%
Realized gains (losses) on insured derivatives	—	(290)	(290)	(534)	46%

Realized gains (losses) and other settlements on insured derivatives	1	(167)	(166)	(397)	58%
Unrealized gains (losses) on insured derivatives	(0)	1,650	1,650	(1,822)	n/m

Net change in fair value of insured derivatives	$1	$1,483	$1,484	$(2,219)	n/m

n/m—Percentage change not meaningful.

Realized losses on insured derivatives for the year ended December 31, 2009 resulted from the settlement of three CDO transactions and loss payments related to a multi-sector CDO transactions. Realized losses on insured derivatives for the year ended December 31, 2008 resulted from the settlement of all or a portion of four multi-sector CDO transactions. Settlements in 2009 were $159 million for $1.3 billion of par outstanding compared with settlements in 2008 of $558 million for $2.7 billion of par outstanding.

Unrealized gains on insured derivatives for the year ended December 31, 2009 were $1.7 billion compared with unrealized losses in 2008 of $1.8 billion. Unrealized gains in 2009 were primarily related to changes in MBIA’s CDS and recovery swaps pricing, narrower collateral spreads, and transaction terminations, partially offset by losses resulting from enhancements to our valuation models and inputs, subordination erosion, lower estimated

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

recovery rates on collateral and collateral rating migration. The main enhancements to our valuation models and inputs were the development of a direct pricing model for multi-sector CDOs, assumptions about ABS collateral defaults, the calculation of nonperformance risk for CDOs, and the refinement of a spread model for CMBS transactions. Enhancements to our valuation models and inputs are discussed further in the “Critical Accounting Estimates” section included herein. Unrealized losses for the year ended December 31, 2008 were primarily due to spread widening, and to a lesser extent, subordination erosion, collateral rating migration and lower recovery rates. This was significantly offset by the deterioration in MBIA’s CDS spreads. For example, MBIA’s five year CDS spread as of December 31, 2007 was 3.41% per annum. As of December 31, 2008, the cost of the CDS was 46.5% upfront plus 5% per annum; and as of December 31, 2009, MBIA Corp.’s five year CDS cost was 64.25% upfront plus 5% per annum. Our mark-to-market on insured credit derivatives as of year end 2009 uses the most appropriate of the one to ten year CDS for each transaction, and those costs ranged from 17.5% upfront plus 5% per annum to 64.25% upfront plus 5% per annum.

Credit impairments on insured derivatives, a non-GAAP measure, represent the present values of our estimates of expected future claim payments for such transactions using a discount rate of 6.51%. We estimated that additional credit impairments on insured derivatives for the year ended December 31, 2009 were $777 million across 13 CDO transactions. Beginning with the fourth quarter of 2007 through December 31, 2009, total credit impairments on insured derivatives were estimated at $2.5 billion across 16 CDO transactions, inclusive of eight CDO transactions for which we made settlement and claim payments of $838 million, net of reinsurance and collections.

NET GAINS AND LOSSES ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Combined insurance net gains and losses on financial instruments at fair value and foreign exchange represent net gains and losses from the sale of investments, including foreign exchange gains and losses, the translation of non-functional currency balances into U.S. dollars, and the fair valuing of financial instruments. For the year ended December 31, 2009, net gains on financial instruments at fair value and foreign exchange were $83 million compared with $185 million in 2008. Net gains for the year ended December 31, 2009 were primarily generated from sales of investment securities within both of our insurance segments’ portfolios, as well as net foreign exchange gains generated by our structured finance and international insurance segment. Net gains for the year ended December 31, 2008 were largely due to gains resulting from the change in value of a credit facility of $250 million, which was terminated in the fourth quarter of 2008. Gains on this facility were due to an increase in the differential between the Company’s CDS spreads and the yield applicable to the facility.

REVENUES OF CONSOLIDATED VIEs For the year ended December 31, 2009, total revenues of consolidated VIEs were a loss of $58 million compared with income of $56 million for the same period of 2008. The decrease in revenues of consolidated VIEs was principally driven by other-than-temporary impairments of VIE assets, as well as other net realized losses, partially offset by net investment income. For the year ended December 31, 2009, losses related to other-than-temporary impairments were $93 million with no comparable impairments in the same period of 2008. Other net realized losses were $41 million for the year ended December 31, 2009 and related to impairment charges on an international infrastructure transaction with no comparable losses in the same period of 2008. Net investment income for the year ended December 31, 2009 was $66 million compared with $56 million for the same period of 2008. The increase in net investment income resulted from consolidating additional VIEs in 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

LOSSES AND LOSS ADJUSTMENT EXPENSES The following table presents information about our loss and LAE provision for the years ended December 31, 2009 and 2008:

	2009			2008
In millions	U.S. Public Finance	Structured Finance and International	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Loss and LAE related to payments	$138	$3,143	$3,281	$2,660	23%
Recoveries of actual and expected payments	(40)	(2,327)	(2,367)	(1,000)	-137%
Change in unallocated reserve	—	—	—	(203)	-100%

Gross losses incurred	98	816	914	1,457	-37%
Reinsurance	(4)	(46)	(50)	(139)	-64%

Losses and loss adjustment expenses	$94	$770	$864	$1,318	-34%

Losses and LAE incurred in our U.S. public finance insurance segment totaled $94 million in 2009 and primarily related to an affordable housing transaction and a student loan transaction.

Losses and LAE incurred in our structured finance and international insurance segment totaled $770 million in 2009. Included in the $770 million were gross losses related to actual and expected future payments of $3.1 billion, of which $2.9 billion related to insured RMBS transactions. Offsetting these losses were recoveries of actual and expected payments of $2.3 billion and reinsurance of $46 million. Included in the $2.3 billion of recoveries of actual and expected payments were $2.3 billion of recoveries related to our RMBS transactions. The $2.3 billion of RMBS insurance loss recoveries was comprised of approximately $1.6 billion related to estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, and approximately $684 million related to excess interest cash flows within the securitizations.

Our combined insurance losses and LAE incurred was $864 million for 2009 compared with $1.3 billion for 2008, of which all were largely attributable to our RMBS exposure. Losses on our RMBS exposure during 2009 continued to be primarily driven by high levels of loans that did not meet eligibility criteria for inclusion in MBIA-insured transactions, improperly serviced loans, and the impact of weakening economic conditions.

As of December 31, 2009 and 2008, our loss and LAE reserves totaled $1.6 billion and our insurance loss recoverables totaled $2.4 billion and $459 million, respectively. The increase in our insurance loss recoverable principally resulted from $1.4 billion in expected potential recoveries resulting from the aforementioned obligations of the sellers/servicers of RMBS transactions to repurchase ineligible loans. As of December 31, 2009 and 2008, our insurance loss recoverable also included recoveries of approximately $906 million and $331 million, respectively, based on expected excess interest in RMBS securitizations. As of December 31, 2009 and 2008, insurance loss recoverables due to reinsurers totaled $46 million and $13 million, respectively.

Residential Mortgage Exposure

We paid approximately $2.3 billion and $1.4 billion, net of reinsurance and collections, on insured RMBS transactions in the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, the net par outstanding on insured RMBS transactions for which we have paid net claims was $12.0 billion compared with $13.7 billion as of December 31, 2008. As of December 31, 2009, we expected to pay an additional $2.0 billion (on a present value basis) on these exposures. We expected to receive a total of $1.5 billion (on a present value basis) in reimbursement of past and future expected claims through excess spread in the securitizations. Of this amount, $906 million is included in our insurance loss recoverable and $592 million is included in our loss and LAE reserves. In addition, we expected to receive $1.6 billion (on a present value basis) as sellers/servicers honor their commitments to repurchase ineligible loans in the securitizations. Of this amount, $1.4 billion is included in our insurance loss recoverable and $223 million is included in our loss and LAE reserves.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As of December 31, 2009, we had paid a cumulative total of $3.8 billion, net of reinsurance and collections, on RMBS transactions and have case basis reserves of $1.2 billion. The case basis reserves represent the present value of the difference between cash payments we expected to make on the insured transactions and the cash receipts we expected from the performing mortgages in the securitizations, reduced by potential recoveries from sellers/servicers.

The majority of expected recoveries from RMBS transactions recorded in 2009 arise from a forensic review of defaulted mortgage loans in 30 insured first and second-lien mortgage loan securitizations.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES We did not defer any policy acquisition costs during 2009 other than premium taxes on installment policies written in prior years. The Company’s insurance expenses for the years ended December 31, 2009 and 2008 are presented in the following table:

	2009				2008
In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Gross expenses	$58	$190	$(20)	$228	$197	16%

Amortization of deferred acquisition costs	$116	$217	$(251)	$82	$75	9%
Operating	58	178	(20)	216	207	5%

Total insurance operating expenses	$174	$395	$(271)	$298	$282	6%

Gross expenses in our U.S. public finance insurance segment for the year ended December 31, 2009 totaled $58 million and gross expenses in our structured finance and international insurance segment totaled $190 million. Combined gross expenses of $228 million increased 16% for the year ended December 31, 2009 from $197 million for the same period of 2008. The increase was primarily due to higher legal costs associated with litigation, loss prevention expenses related to insured credit derivatives, higher consulting costs related to changes in the legal entity structure of our subsidiaries, and the reversal of long-term incentive award accruals in 2008, partially offset by lower overall compensation as a result of a reduction in staffing, and a reduction in fees related to the termination of a credit facility. The amortization of deferred acquisition costs in our combined insurance operations increased 9% to $82 million from $75 million for 2008. The increase in the amortization of deferred acquisition costs was principally due to the effects of changes in amortization methods resulting from the adoption of the recently effective accounting principles for financial guarantee insurance contracts. Operating expenses in our U.S. public finance insurance segment for the year ended December 31, 2009 totaled $58 million and operating expenses in our structured finance and international insurance segment totaled $178 million. Combined operating expenses of $216 million increased 5% for the year ended December 31, 2009 from $207 million for 2008 due to the increases in gross expenses.

INTEREST EXPENSE Interest expense in our insurance business is incurred by our structured finance and international insurance segment and primarily consists of interest related to MBIA Corp.’s surplus notes. For the year ended December 31, 2009, interest expense increased 2% to $137 million from $135 million in 2008.

EXPENSE OF CONSOLIDATED VIEs For the year ended December 31, 2009, total expenses of consolidated VIEs were $87 million compared with $56 million for the same period of 2008. The increase in expenses was primarily due to interest expense associated with additional VIEs consolidated in 2009.

Collateralized Debt Obligations and Related Instruments

As part of our structured finance and international insurance activities, MBIA Corp. typically provided guarantees on senior and mezzanine tranches of CDOs, as well as protection on structured pools of CMBS and corporate securities, and CDS referencing such securities. The following discussion, including reported amounts and percentages, includes insured CDO transactions consolidated by the Company as VIEs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

MBIA Corp.’s $105.6 billion CDO portfolio represented 55% of its total insured gross par outstanding of $190.2 billion as of December 31, 2010. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions
Collateral Type	Gross Par as of December 31, 2010
Multi-sector CDOs(1)	$11.5
Investment grade CDOs and structured corporate credit pools	41.2
High yield corporate CDOs	9.6
Commercial real estate pools and CDOs	43.3

Total	$105.6

(1)—Includes one multi-sector CDO-Squared transaction with gross par of $0.2 billion as of December 31, 2010.

Multi-Sector CDOs

Multi-sector CDOs are transactions that include a variety of structured finance asset classes in their collateral pools. The underlying collateral in MBIA Corp.’s insured multi-sector CDO transactions, including one CDO-squared transaction, comprises prime and subprime RMBS, CDOs of ABS (multi-sector CDOs), corporate CDOs, collateralized loan obligations (“CLOs”), ABS (e.g., securitizations of auto receivables, credit cards, etc.), CRE CDOs, CMBS, and corporate credits. Our insured multi-sector CDO transactions rely on underlying collateral originally rated single-A or above (CDOs of “high-grade U.S. ABS”) and collateral primarily originally rated triple-B (CDOs of “mezzanine U.S. ABS”).

Our multi-sector CDOs, as well as certain other insured CDO transactions, benefit from two sources of credit enhancement in that we are subject to a claim to the extent (i) the subordination in the underlying securities collateralizing MBIA Corp.’s insured tranche (“Underlying Collateral Subordination”) is fully eroded and (ii) the subordination below MBIA Corp.’s insured tranche in the CDO transaction (“Insured Tranche Subordination”) is fully eroded. MBIA Corp.’s payment obligations after a default vary by deal and by insurance type. There are currently two policy payment types: (i) where MBIA Corp. insures current interest and ultimate principal; and (ii) where MBIA Corp. insures payments upon settlement of individual collateral losses as they occur after the complete erosion of deal deductibles (referred to as “Asset Coverage with a Deductible”).

Total gross par exposure in our multi-sector CDO portfolio at the onset of the credit crisis was $35.9 billion as of December 31, 2007. Since 2007 through December 31, 2010, our multi-sector CDO gross par exposure has decreased by approximately $24.4 billion primarily from negotiated commutations of $16.9 billion in gross par and contractual terminations without any payment from MBIA Corp. of $5.4 billion in gross par. The remaining reduction was due to the amortization and maturity of transactions. As of December 31, 2010, our gross par exposure to multi-sector CDOs was $11.5 billion and represented 11% of MBIA Corp.’s CDO exposure and approximately 6% of MBIA Corp.’s total gross par insured.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured multi-sector CDO transactions:

$ in millions				Collateral as a % of Performing Pool Balance as of December 31, 2010
Year Insured	# of CDOs		Gross Par Outstanding	Other Collateral	Subprime RMBS	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)
CDOs of High-Grade U.S. ABS
2003	1	(1)	$237	100%	0%	100%	22.5%	10.0%	$(6)
2004	2		1,330	70%	30%	100%	0.0%	12.5-13.0%	(294)
2005	1		752	69%	31%	100%	0.0%	20.0%	(90)
2006	4		2,699	77%	23%	100%	0.0%	12.0-14.0%	(500)
2007	5		3,680	94%	6%	100%	0.0%	13.0-14.0%	(744)

Subtotal	13		8,698						(1,634)

CDOs of Mezzanine U.S. ABS
2000	1		7	100%	0%	100%	69.2%	21.4%	—
2002	6		574	95%	5%	100%	0.0-59.5%	13.8-28.1%	—
2003	4		626	85%	15%	100%	0.0-80.8%	21.5-29.8%	—
2004	3		359	80%	20%	100%	0.0%	25.0-30.5%	(16)

Subtotal	14		1,566						(16)

Total	27		10,264						(1,650)
			346	Multi-Sector CDO European Mezzanine and Other Collateral (1 CDO)					(19)
			890	Multi-Sector CDO insured in the Secondary Market prior to 2005 (37 CDOs)					—

Grand Total			$11,500						$(1,669)

(1)—This transaction is multi-sector CDO squared

Our multi-sector CDOs are classified into CDOs of high-grade U.S. ABS, including one CDO-squared transaction, and CDOs of mezzanine U.S. ABS. As of December 31, 2010, gross par outstanding on MBIA Corp.-insured CDOs of high-grade U.S. ABS totaled $8.7 billion and the majority of the collateral consisted of non-subprime and subprime RMBS. Original Insured Tranche Subordination levels in these transactions ranged from 10% to 20% compared with current Insured Tranche Subordination levels of 0% to 22.5%. As of December 31, 2010, gross par outstanding on MBIA Corp.-insured CDOs of mezzanine U.S. ABS totaled $1.6 billion and the majority of the collateral consisted of non-subprime RMBS, CMBS and subprime RMBS. Original Insured Tranche Subordination levels in these transactions ranged from 13.8% to 30.5% compared with current Insured Tranche Subordination levels that range from 0% to 80.8%.

The significant erosion of Insured Tranche Subordination in our multi-sector CDO transactions principally resulted from the underperformance of RMBS and CDO collateral. As discussed above, the erosion of Insured Tranche Subordination in these transactions increases the likelihood that MBIA Corp. will pay claims. As of December 31, 2010, our credit impairment estimates for 28 classified multi-sector CDO transactions for which MBIA Corp. expects to incur actual net claims in the future (14 of which are insured in the secondary market), representing 43% of all MBIA Corp.-insured multi-sector CDO transactions (including both CDS and non-CDS contracts), aggregated to $1.5 billion. Of the remaining transactions, 19% is on our Caution List and 38% continue to perform at or close to our original expectations. In the event of further performance deterioration of the collateral referenced or held in our multi-sector CDO transactions, the amount of credit impairments could increase materially.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As of December 31, 2010, the ratings distribution of our insured multi-sector CDO transactions is presented in the following table. These ratings are intended to reflect the past and expected future performance of the underlying collateral within each transaction.

Insured Exposure Rating(1)	Original	Current
AAA	99%	0%
AA	1%	1%
A	0%	1%
BBB	0%	3%
Below investment grade	0%	95%

Total	100%	100%

(1)—All ratings are current. Ratings are derived using the most conservative rating among Moody’s, S&P or internal ratings.

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

Our investment grade corporate CDO exposure references pools of predominantly investment grade corporate credits. Additionally, some of these pools may include limited exposure to other asset classes, including structured finance securities (such as RMBS and CDOs). Most of our investment grade corporate CDO policies guarantee coverage of losses on collateral assets once Insured Tranche Subordination in the form of a deductible has been eroded, and are generally highly customized structures. As of December 31, 2010, the majority of insurance protection provided by MBIA Corp. on investment grade corporate CDO exposure attached at a super senior level. Our gross par exposure to investment grade corporate CDOs of $41.2 billion represents 39% of MBIA Corp.’s CDO exposure and 22% of MBIA Corp.’s total gross par insured. Several of the Company’s insured investment grade corporate CDOs have experienced significant Insured Tranche Subordination erosion due to default of underlying referenced corporate obligors, as well as certain structured finance securities, but we currently do not expect losses on MBIA Corp.’s insured tranches. We believe the tenor of any remaining Insured Tranche Subordination is sufficient and provides adequate protection. As of December 31, 2010, the collateral amount in the portfolio exceeds the gross par outstanding as a result of credit enhancement (such as over-collateralization and Insured Tranche Subordination).

Our gross par of insured investment grade corporate CDOs includes $16.5 billion that was typically structured to include buckets (typically 30%-35% of the overall CDO) of references to specific tranches of other investment grade corporate CDOs (monotranches). In such transactions, MBIA Corp.’s insured investment grade corporate CDOs include, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The referenced monotranches in such CDOs are typically rated double-A and each referenced monotranche was typically sized to approximately 3% of the overall reference risk pool. The inner referenced monotranches are not typically subject to acceleration and do not give control rights to a senior investor. The inner referenced monotranches have experienced Insured Tranche Subordination erosion due to the default of their referenced corporate assets.

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured investment grade corporate CDOs and structured corporate credit pool transactions:

$ in millions			As of December 31, 2010
Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Other Collateral	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)
2003 and prior	4	$1,177	100%	0%	100%	5.7-41.4%	11.0-22.0%	$(0)
2004	4	5,881	86%	14%	100%	6.0-19.3%	10.0-15.0%	(406)
2005	8	10,451	94%	6%	100%	11.7-26%	12.5-27.5%	(182)
2006	4	6,971	92%	8%	100%	12.2-23.2%	16.0-25.0%	(183)
2007	14	16,625	97%	3%	100%	12.6-34.4%	15.0-35.0%	(169)

Subtotal	34	41,105						(940)

		89	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (8 CDOs)					-

Grand Total		$41,194						$(940)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

High Yield Corporate CDOs

Our high yield corporate CDO portfolio, totaling $9.6 billion of gross par exposure, largely comprises middle-market/special-opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). Our gross par exposure to high yield corporate CDOs represents 9% of the MBIA Corp.’s CDO exposure and approximately 5% of MBIA Corp.’s total gross par insured as of December 31, 2010. Our high yield corporate CDO portfolio does not contain any material subprime RMBS, non-subprime RMBS, or CDOs of ABS exposures.

There has been a marked decline in Insured Tranche Subordination levels as a result of defaults in underlying collateral, as well as sales of underlying collateral at discounted prices. Insured Tranche Subordination for CDOs insured in earlier years have experienced, on average, more deterioration than those insured in later years. Insured Tranche Subordination within CDOs may decline over time as a result of collateral deterioration. The risk of lower Insured Tranche Subordination levels is typically offset by the amortization of outstanding insured debt and a decrease in the time to maturity. There are currently no significant losses on MBIA Corp.’s insured High Yield Corporate CDO tranches at this time. However, there can be no assurance that the Company will not incur significant losses as a result of deterioration in Insured Tranche Subordination.

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured high yield corporate CDO transactions:

$ in millions			As of December 31, 2010
Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)(1)
1999	1	$11	100%	0.0%	43.7%	$-
2002	1	122	100%	16.6%	19.4%	-
2003	2	182	100%	11.5-96.4%	24.2-30.0%	-
2004	3	3,111	100%	23.7-47.5%	22.0-33.3%	-
2005	1	984	100%	22.5%	21.8%	-
2006	3	3,181	100%	9.6-45.3%	10.0-49.0%	-
2007	4	1,743	100%	9.9-29.4%	32.0-42.0%	0

Subtotal	15	9,334				$0

		225	High Yield Corporate CDO insured in the Secondary Market prior to 2004 (17 CDOs)			-

Grand Total		$9,559				$0

(1)—Net derivative amounts are immaterial due to the positive performance of the credit derivative transactions.

Commercial Real Estate Pools and CDOs

As of December 31, 2010, we had $43.3 billion of gross par exposure to the commercial real estate sector through insured structured transactions primarily comprising CRE collateral. Our CRE portfolio can be largely sub-divided into two distinct categories: structured CMBS pools and CRE CDOs. In addition, MBIA Corp. insures approximately $4.1 billion in CRE loan pools, primarily comprising European assets, which are not included in the following discussion.

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of credit impairments on our CRE pools and CDO exposure, including the methodology used to calculate these impairments.

Structured CMBS Pools

As of December 31, 2010, our gross par exposure to structured CMBS pools totaled $35.9 billion and represented approximately 19% of MBIA Corp.’s total gross par insured. These transactions are pools of CMBS bonds, Real Estate Investment Trust (“REIT”) debt and other CRE CDOs structured with first loss deductibles such that MBIA

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The collateral in the pools are generally CMBS bonds or CDSs referencing CMBS bonds (collectively, “CMBS bonds”). MBIA Corp.’s guarantee generally is in the form of a CDS referencing the static pooled transactions. MBIA Corp. would have a payment obligation if the volume of CMBS bond defaults exceeds the deductible level in the transaction. Each pool comprising CMBS bonds is backed by commercial mortgage loans. The same CMBS bonds may be referenced in multiple pools. The Company’s structured CMBS pools are static, meaning that the collateral pool of securitizations cannot be and has not been changed since the origination of the policy. Most transactions comprise similarly rated underlying tranches. The deductible for each transaction varies according to the ratings of the underlying collateral. For example, a transaction comprising originally BBB rated underlying CMBS bonds would typically include a 30-35% deductible to MBIA Corp.’s position whereas a transaction comprising all originally AAA rated underlying CMBS bonds would typically require a 5-10% deductible.

The following table presents the collateral as a percentage of the pool balances, as well as the current deductible, as of December 31, 2010 for all MBIA Corp.-insured structured CMBS pool transactions:

$ in millions			Collateral as a % of Performing Pool Balance
Year Insured	# of Pools	Gross Par Outstanding	CMBS	REIT Debt	Other	Total	Current Deductible	Original Deductible	Net Derivative /Asset (Liability)
2003	1	$121	65%	31%	4%	100%	39.5%	26.0%	$—
2005	1	2,300	100%	0%	0%	100%	8.0%	8.0%	—
2006	9	6,464	87%	0%	13%	100%	10.0-69.3%	10.0-70.0%	(375)
2007	30	26,835	97%	0%	3%	100%	5.0-85.6%	5.0-82.3%	(1,140)

Subtotal	41	35,720							(1,515)
		161	Structured CMBS Pools insured in the Secondary Market prior to 2005 (7 pools)						—

Grand Total		$35,881							$(1,515)

As is evident in the above table, there has been virtually no erosion of the original deductibles to date given that CMBS loan liquidations are just beginning to take place for the more recent vintage collateral to which MBIA has exposure.

When considering all of the CMBS collateral underlying all of the static pools insured by MBIA, as of December 31, 2010, approximately 47% of the collateral was originally rated BBB and below, while 36% of the underlying collateral was originally rated AAA. The higher risk of BBB collateral was intended to be offset by the diversification in the collateral pool and the level of the deductible whereas pools backed by all AAA collateral benefited from diversification and required smaller deductibles. In all cases, regardless of the underlying collateral rating, MBIA Corp.’s insured position was rated AAA at origination of the transaction by at least Moody’s, S&P or Fitch. As of December 31, 2010, 69% of CMBS collateral underlying the pools insured by MBIA were rated below investment grade.

In 2006 and 2007, we insured 21 static CMBS pools with $17.6 billion of gross par outstanding as of December 31, 2010 in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower. The remainder of the collateral in these 21 pools consisted of higher rated CMBS bonds, REIT debt and other securities. The BBB and below rated CMBS bonds underlying these 21 pools had original credit enhancement levels that ranged from 0.0% to 11.8% with an original weighted average credit enhancement level of 3.4%, compared to credit enhancement levels that range from 0.0% to 75.9% with a weighted average credit enhancement level of 3.1% as of December 31, 2010. MBIA Corp.’s original policy level deductibles for these 21 insured pools ranged from 20.0% to 82.3% with an original weighted average deductible by gross par outstanding of 33.9%, compared to deductibles that range from 19.0% to 85.6% with a weighted average deductible by gross par outstanding of 32.9% as of December 31, 2010. All of MBIA Corp.’s estimated credit impairments of $1.1 billion for our static CMBS pools relate to a subset of these 21 pools.

Even though a significant portion of our overall static CMBS pools portfolio was insured in 2007, 79.6% of the underlying CMBS collateral was issued prior to 2007. For our overall static CMBS pools portfolio, which had gross

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

par outstanding of $35.9 billion as of December 31, 2010, 50.7% of the underlying CMBS bonds referenced were issued in 2006 and 20.4% were issued in 2007. Of these 2007 vintage CMBS bonds, over 50% were rated AAA at the time they were issued.

The following table presents the vintage and original rating composition of the CMBS collateral in our static CMBS pools.

	CMBS Collateral Vintage
Original Rating	2004 and Prior	2005	2006	2007	Total
AAA	8.3%	2.1%	14.9%	10.6%	35.9%
AA	0.0%	0.1%	0.5%	1.6%	2.2%
A	0.0%	2.1%	10.2%	2.3%	14.5%
BBB	1.7%	9.3%	23.2%	4.8%	39.1%
Below Investment Grade or Not Rated	3.0%	2.3%	1.9%	1.1%	8.3%

Total	13.0%	15.9%	50.7%	20.4%	100.0%

Our structured CMBS pool portfolio comprises approximately 55,000 loans. The current weighted average debt service coverage ratio (“DSCR”) of underlying mortgages in the CMBS pools is 1.69 based on net operating income derived from the most recent property level financial statements (based on 84% of the properties having provided financial statements from 2009 or a more recent time period) compared to an average DSCR of 1.56 as of December 2009. Although the average DSCR increased, many properties experienced declining financial performance over the past year resulting in the percentage of properties with a DSCR less than 1.0 increasing from under 11% as of December 31, 2009 to nearly 15% as of December 31, 2010. The weighted average loan-to-value ratio was 76% as of December 31, 2010 compared to 71% as of December 31, 2009. The majority of the loans are long-term and fixed-rate in nature. Approximately 17% of the loans will mature within the next three years; however, the weighted average DSCR of these loans is significantly higher at 2.23 based on the latest available financial statements. Eight percent of the loans mature in the next 12 months and these loans have a weighted average DSCR of 2.96. Deal attachment points range from 5% to 86% and underlying bond collateral loss coverage generally ranges from 0% to 30% or higher, both of which are structural factors that were intended to minimize potential losses.

Delinquencies have increased markedly in the commercial real estate market over the last two years given the economic downturn and the shortage of financing. As of December 31, 2010, 30-day and over delinquencies continued to increase in the fixed-rate conduit CMBS market to 8.90% and in MBIA Corp.’s insured static pooled CMBS portfolio to 9.17%. The higher delinquency rate in MBIA Corp.’s portfolio was primarily due to a concentration in the 2006 and early 2007 vintages. However, we have seen a deceleration in the pace of increases in the delinquency rate over the past several months. In addition, we have seen numerous loan modifications and extensions where special servicers fulfill their roles to maximize proceeds for all bondholders by avoiding or minimizing loan level losses.

CRE CDOs

As of December 31, 2010, our gross par exposure to CRE CDOs totaled $7.4 billion and represented approximately 4% of MBIA Corp.’s total gross par insured. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt, and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. Most of these transactions benefit from typical CDO structural features such as cash diversion triggers, collateral quality tests, and manager replacement provisions. Typically, MBIA Corp. guarantees timely interest and ultimate principal of these CDOs. As with our other insured CDOs, these transactions were generally structured with credit protection originally rated triple-A, or a multiple of triple-A, below our guarantee. As of December 31, 2010, our CRE CDO insured portfolio did not contain any CDOs of ABS exposures. Several of the CRE CDO transactions do contain some RMBS collateral, but overall this comprises less than 5% of the CRE CDO portfolio.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Within our CRE CDO portfolio, we had five transactions with 2006 or 2007 vintages totaling $2.4 billion of gross par outstanding as of December 31, 2010 in which substantially all of the collateral originally comprised BBB or BBB- rated tranches of CMBS. While these transactions were designed to include managed portfolios, trading has been minimal since inception. We have recorded impairments on of $35 million on three CRE CDO transactions.

The following table presents the collateral as a percentage of the performing pool balances as of December 31, 2010 for all MBIA Corp.-insured CRE CDO transactions:

$ in millions			Collateral as a % of Outstanding Pool Balance as of December 31, 2010
Year Insured	# of CRE CDOs	Gross Par Outstanding	CMBS	Whole Loans	REIT Debt	Other	Total	Current Enhancement	Original Enhancement	Net Derivative / Asset (Liability)
2004	2	$72	60%	0%	20%	20%	100%	21.9-24.9%	22.0-22.4%	$—
2005	2	351	73%	0%	15%	12%	100%	0.0-35.5%	22.7-36.0%	(60)
2006	11	3,375	40%	46%	5%	9%	100%	0.0-60.2%	24.0-60.0%	(109)
2007	10	3,581	63%	20%	5%	12%	100%	0.0-53.6%	22.0-60.0%	(171)

Total	25	$7,379								$(340)

U.S. Public Finance and Structured Finance and International Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. In 2010, MBIA reassumed par outstanding of $35.0 billion from two reinsurers, Channel Re and Mitsui Sumitomo Insurance Company, Ltd. As of December 31, 2010, our use of reinsurance was immaterial to our insurance operations and we expect that it will continue to be immaterial in the future.

The following table presents information about our reinsurance agreements as of December 31, 2010 for our U.S. public finance and structured finance and international insurance operations. Estimated credit impairments represent the reinsurers’ portion of amounts we expect to pay on insured derivative contracts.

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	LOC / Trust Accounts	Reinsurance Recoverable (1)	Estimated Credit Impairments on Insured Derivatives
Assured Guaranty Corp.	AA+ (Stable Outlook)	Aa3 (Negative Outlook)	$4,448	$—	$15	$—
Assured Guaranty Re Ltd.	AA (Stable)	A1 (Negative Outlook)	676	4	—	—
Overseas Private Investment Corporation	AAA (Stable)	Aaa (Stable)	344	—	—	—
Export Development Canada	AAA (Stable)	Aaa (Stable)	90	2	—	—
Others	A+ or above	A1 or above	120	1	—	—

Total			$5,678	$7	$15	$—

(1)—	Total reinsurance recoverable of $15 million comprised recoverables on paid and unpaid losses of $1 million and $14 million, respectively.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2010, the total amount available under these letters of credit and trust arrangements was $7 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As of December 31, 2010, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $5.7 billion compared with $43.6 billion as of December 31, 2009. Of the $5.7 billion of ceded par outstanding as of December 31, 2010, $3.8 billion was ceded from our U.S. public finance insurance segment and $1.9 billion was ceded from our structured finance and international insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp., National will assume liability for such ceded claim payments. As of December 31, 2010, the total amount for which National would be liable in the event that the reinsurers of MBIA Corp. were unable to meet their obligations is $3.8 billion. For FGIC policies assigned to National from MBIA Insurance Corporation, National maintains the right to receive third-party reinsurance totaling $10.4 billion.

In the third quarter of 2010, MBIA Insurance Corporation acquired the remaining equity interest in Channel Re that it did not hold, commuted all reinsurance with Channel Re, and liquidated Channel Re. Channel Re was a financial guarantee reinsurer founded in 2004, which assumed business only from MBIA Insurance Corporation and MBIA UK. Upon the commutation of exposure ceded to Channel Re, MBIA Insurance Corporation, National and MBIA UK assumed $21.6 billion, $7.8 billion, and $2.1 billion, respectively, of insured par.

Advisory Services

Our asset management advisory business is conducted through Cutwater. Cutwater offers advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its other subsidiaries.

The following table summarizes the results and assets under management of our advisory services segment for the years ended December 31, 2010, 2009 and 2008. These results include revenues and expenses from transactions with the Company’s insurance, corporate, and wind-down operations.

	Years Ended December 31,			Percentage Change
In millions	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net investment income	$0	$0	$2	n/m	n/m
Fees	68	54	59	25%	-7%
Net gains (losses) on financial instruments at fair value and foreign exchange	2	0	0	n/m	n/m
Net investments losses related to other-than-temporary impairments	—	—	(5)	n/m	n/m
Other net realized gains (losses)	0	—	—	n/m	n/m

Total revenues	70	54	56	30%	-2%
Operating	71	49	42	46%	17%

Pre-tax income (loss)	$(1)	$5	$14	-115%	-61%

Ending assets under management:
Third-party	$25,321	$25,411	$20,317	0%	25%
Insurance and corporate	9,541	9,251	11,598	3%	-20%
Asset/liability products and conduits	5,868	7,426	11,708	-21%	-37%

Total ending assets under management	$40,730	$42,088	$43,623	-3%	-4%

n/m— Percentage change not meaningful.

For the year ended December 31, 2010, the increase in fee revenue compared to the same period of 2009 primarily relates to a change in the fee structure for managing the assets of MBIA. Operating expenses for the year ended December 31, 2010 increased due to expenses associated with Cutwater’s re-branding and reorganization, transfers of employees, and higher allocated expenses from other MBIA units. For the year ended December 31, 2009, the decrease in fee revenue primarily relates to a decrease in asset management fees earned on assets managed for our other segments (principally for our asset/liability products segment), which declined substantially.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Average third-party assets under management for the years ended December 31, 2010, 2009 and 2008 were $26.0 billion, $23.7 billion and $21.9 billion, respectively. The increase in 2009 primarily resulted from increases in municipal pool balances and new separate account and CDO management assignments. As of December 31, 2010, third-party ending assets under management were $25.3 billion, a decrease of $0.1 billion from December 31, 2009 and an increase of $5.0 billion from December 31, 2008. As of December 31, 2010, ending assets under management related to the Company’s other segments were $15.4 billion, decreasing from $16.7 billion as of December 31, 2009 and $23.3 billion as of December 31, 2008 primarily due to declines in assets of our asset/liability products segment.

The Company has issued commitments to three pooled investment programs managed or administered by Cutwater Investor Services Corp. (“Cutwater-ISC”), formerly known as MBIA Municipal Investor Service Corporation, and its subsidiary. These commitments, which are accounted for as derivatives and recorded on the Company’s balance sheet at fair value, cover losses in such programs should the net asset values per share decline below specified per share values. As of December 31, 2010, the maximum amount of payments that the Company would be required to make under these commitments was $4.2 billion. These commitments would be terminated if Cutwater-ISC or its subsidiary was no longer manager or administrator or a program was no longer in compliance with its respective investment objectives and policies. Although the pools hold high-quality short-term investments, there is risk that the Company will be required to make payments or incur a loss under these guarantees in the event of material redemptions by shareholders of the pools and the need to liquidate investments held in the pools. The net unrealized losses on these derivatives were $1 thousand for the year ended December 31, 2010. The Company has purchased, and may in the future purchase, investments at its discretion from the pooled investment programs it manages, whether or not such programs have been guaranteed by the Company.

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

The following table summarizes the consolidated results of our corporate segment for the years ended December 31, 2010, 2009 and 2008. These results include revenues and expenses that arise from general corporate activities and from providing support to the other segments.

	Years Ended December 31,			Percentage Change
In millions	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net investment income	$15	$23	$31	-33%	-26%
Fees	83	—	—	n/m	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(28)	(3)	—	n/m	n/m
Net gains (losses) on extinguishment of debt	0	4	30	n/m	-88%
Other net realized gains (losses)	—	—	—	n/m	n/m

Total revenues	70	24	61	n/m	-61%

Operating	102	24	31	n/m	-22%
Interest	66	69	75	-5%	-8%

Total expenses	168	93	106	79%	-12%

Pre-tax income (loss)	$(98)	$(69)	$(45)	40%	54%

n/m—	Percentage change not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Net investment income decreased for the year ended December 31, 2010 compared with the same periods of 2009 and 2008 primarily as a result of a decrease in yields on invested assets and a decrease in the average balances of invested assets. The average balances of invested assets declined due to continued payments of interest on corporate debt and operating expenses in the absence of dividends from subsidiaries.

During the fourth quarter of 2010, the corporate segment made a capital contribution to the asset/liability products segment in the amount of $600 million in settlement of the full outstanding principal balance of the advance made to the asset/liability products segment during the fourth quarter of 2008. As a result, the asset/liability products segment will not make any future payments of principal or interest to the corporate segment under the loan. Interest income on the loan, included in net investment income, approximated $14 million for the year ended December 31, 2010.

Fees of $83 million for the year ended December 31, 2010 are due to general support services provided to business units within the Company on a fee-for-service basis.

Net losses on financial instruments at fair value and foreign exchange for all periods presented are primarily related to changes in the fair value of outstanding warrants issued on MBIA Inc. common stock. These changes were attributable to fluctuations in MBIA Inc.’s stock price and volatility, which are used in the valuation of the warrants.

During 2009 and 2008, we repurchased $47 million and $127 million, respectively, of par value outstanding of corporate debt at a discount to carrying value and recognized net gains of $4 million and $30 million, respectively.

Corporate operating expenses increased for the year ended December 31, 2010 compared with the same period of 2009 primarily due to general and administrative expenses related to Optinuity. For the year ended December 31, 2009, corporate operating expenses decreased compared with 2008 primarily due to a decrease in legal costs of $6 million partially offset by an increase in the amount of directors’ and officers’ liability insurance expense allocated to this segment.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Asset/Liability Products

The following tables present the results of our asset/liability products segment for years ended December 31, 2010, 2009 and 2008. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Years Ended December 31,			Percentage Change
In millions	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net investment income	$105	$190	$824	-45%	-77%
Fees and reimbursements	—	1	4	n/m	-61%
Net gains (losses) on financial instruments at fair value and foreign exchange	(76)	146	(701)	n/m	-121%
Net investment losses related to other-than-temporary impairments	(59)	(352)	(945)	-83%	-63%
Net gains (losses) on extinguishment of debt	36	203	341	-82%	-40%
Other net realized gains (losses)	0	4	—	-89%	n/m
Revenues of consolidated VIEs:
Net investment income	(8)	0	—	n/m	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	42	—	—	n/m	n/m
Net investment losses related to other-than-temporary impairments	—	(13)	—	n/m	n/m

Total revenues	40	179	(477)	-77%	-138%

Operating	13	32	51	-58%	-38%
Interest expense	175	274	837	-36%	-67%
Expenses of consolidated VIEs:
Operating	—	0	—	n/m	n/m
Interest	0	0	—	n/m	n/m

Total expenses	188	306	888	-38%	-66%

Pre-tax income (loss)	$(148)	$(127)	$(1,365)	17%	-91%

n/m—	Percentage change not meaningful.

For the year ended December 31, 2010, the results of our asset/liability products segment were adversely affected by foreign exchange losses due to the increased value of predominantly Euro-denominated liabilities. Additionally, for the year ended December 31, 2010, net investment income and interest expense reflected the continued maturing of assets and liabilities, the repurchase of liabilities by the Company, and the impact of lower interest rates compared with the same periods in 2009 and 2008. We have observed stabilization in the performance of the assets held by the segment which has resulted in a decline in the level of net investment losses related to other-than-temporary impairments compared with 2009 and 2008.

As of December 31, 2010, principal and accrued interest outstanding on investment agreement and MTN obligations and securities sold under agreements to repurchase totaled $4.2 billion compared with $5.5 billion as of December 31, 2009. The decrease in these liabilities resulted from scheduled amortizations and repurchases of MTNs. In addition to investment agreements, MTNs and third-party repurchase agreements, as of December 31, 2010, the segment had a secured loan payable outstanding to MBIA Corp. of $975 million.

Cash and investments supporting the segment’s liabilities, including intercompany liabilities, had market values plus accrued interest of $4.2 billion and $5.3 billion as of December 31, 2010 and December 31, 2009, respectively. These assets comprised securities with an average credit quality rating of A1. Additionally, receivables for securities sold net of payables for securities purchased were $8 million and $37 million as of December 31, 2010 and December 31, 2009, respectively. Refer to the “Liquidity” section included herein for a discussion about the liquidity position of the asset/liability products program.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Through MBIA Inc., the asset/liability products segment also entered into matched repurchase and reverse repurchase agreements with National. These agreements, collectively, provide high-quality collateral to the asset/liability products segment for up to $2.0 billion, which is then pledged to investment agreement counterparties, and low-risk investment portfolio yield enhancement to the U.S. public finance insurance segment. As of December 31, 2010, the fair value of collateral received from National under these agreements totaled $1.8 billion.

As of December 31, 2010, our asset/liability products segment had a deficit of cash, investments and other liquid assets at amortized cost to debt issued to third-parties and affiliates at amortized cost of approximately $330 million. In order to address this deficit, the Company is pursuing strategies such as investing in assets that produce higher yields and seeking to purchase liabilities at a discount, and may be required to pursue additional strategies such as raising capital to resolve the deficit. While the asset/liability products segment may receive further liquidity support from our corporate segment, there can be no assurance that such support would be adequate to meet all payment obligations.

Conduit

The following table presents the results of our conduit segment for the years ended December 31, 2010, 2009 and 2008. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Years Ended December 31,			Percentage Change
In millions	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net investment income	$0	$1	$0	n/m	n/m
Fees and reimbursements	—	0	3	n/m	n/m
Revenues of consolidated VIEs:
Net investment income	18	18	110	-9%	-82%
Net gains (losses) on financial instruments at fair value and foreign exchange	9	(13)	(13)	n/m	3%
Net gains (losses) on extinguishment of debt	25	44	—	-43%	n/m

Total revenues	52	50	100	3%	-49%

Operating	0	2	2	-99%	29%
Expenses of consolidated VIEs:
Operating	3	4	8	-11%	-53%
Interest	18	15	100	18%	-85%

Total expenses	21	21	110	0%	-80%

Pre-tax income (loss)	$31	$29	$(10)	5%	n/m

n/m—Percentage change not meaningful.

Our conduit segment is principally operated through Meridian and Triple-A One Funding, LLC (“Triple-A One”). Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits. As such, we have eliminated intercompany transactions with our conduits from our consolidated balance sheet and statement of operations. After the elimination of such intercompany assets and liabilities, conduit investments (including cash) and conduit debt obligations were $1.5 billion as of December 31, 2010. As of December 31, 2009, conduit investments and conduit obligations after eliminations were $1.8 billion. The effect of these eliminations on the Company’s consolidated balance sheet was a reduction of fixed-maturity investments, representing investments in conduit MTNs by other MBIA subsidiaries, with a corresponding reduction of conduit MTN liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Years Ended December 31,
In millions	2010		2009		2008
Pre-tax income (loss)	$(95)		$1,217		$(3,727)
Provision (benefit) for income taxes	$(148)	155.8%	$583	47.9%	$(1,054)	28.3%

For the year ended December 31, 2010, the Company’s effective tax rate applied to our pre-tax loss was higher than the statutory tax rate of 35% as a result of a reversal of a portion of our valuation allowance and tax-exempt interest income from investments.

For the year ended December 31, 2009, the Company’s effective tax rate applied to our pre-tax income was higher than the statutory tax rate of 35% primarily due to an increase in our valuation allowance.

For the year ended December 31, 2008, the effective tax rate applied to our pre-tax loss was lower than the statutory tax rate of 35% primarily due to the establishment of a valuation allowance of $351 million against our deferred tax asset, partially offset by tax-exempt interest income from investments.

Five-Year NOL Carryback

The Worker, Homeownership, and Business Assistance Act of 2009 expanded the number of tax years to which a net operating loss (“NOL”) can be carried back from two to five. Corporations with NOLs in either 2008 or 2009 (but not both) can elect to carryback NOL’s and claim refunds of taxes paid in the prior five years, the only limitation being that in the fifth preceding year of the carryback period, the recovery is being limited to 50% of taxable income for that carryback year. There is no such limitation to the first four preceding years of the carryback period. MBIA Inc. elected to carryback its 2009 NOL to the fifth preceding tax year and the tax years thereafter and expects to recover a total of approximately $432 million in taxes paid during the carryback period. The Company received an initial refund of $391 million in the second quarter of 2010 and the refund was allocated, in accordance with the Company’s tax sharing agreement, in the following manner: $137 million to MBIA Inc., $251 million to MBIA Corp., and $3 million to National. Prior to year end, the Company filed a supplemental claim for refund with respect to additional 2009 carryback losses reported on its final and superseding 2009 tax return. The additional refund of approximately $41 million will be allocated amongst the members of the MBIA group at the time the refund is received.

Refer to “Note 14: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the Company’s Section 382 position, the valuation allowance against deferred tax assets and its accounting for tax uncertainties.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Insurance Corporation. Total capital resources were $4.7 billion and $4.6 billion as of December 31, 2010 and 2009, respectively. MBIA Inc. utilizes its capital resources to support the business activities of its subsidiaries. As of December 31, 2010, MBIA Inc.’s investments in subsidiaries totaled $4.5 billion, and its asset/liability management business had negative shareholder’s equity of $743 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

Securities Repurchases

Repurchases of debt and/or common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that debt and/or share repurchases can be an appropriate deployment of capital in excess of amounts needed to support our liquidity while maintaining the claims-paying resources of MBIA Corp. and National as well as other business needs.

For the year ended December 31, 2010, we repurchased 4.7 million common shares of MBIA Inc. under our share repurchase program at a cost of $31 million and an average price of $6.44 per share. As of December 31, 2010, $73 million was available for future repurchases under the program.

For the year ended December 31, 2010, we repurchased $26 million of MBIA Inc. 9.375% corporate debt maturing in February 2011 at a cost of $25.78 million. We repurchased $122 million of GFL medium-term notes at a cost of $86 million. We repurchased $190 million of Meridian debt at a cost of $165 million.

During 2010, MBIA Inc. repurchased 251 shares of the outstanding preferred stock of MBIA Insurance Corporation at a weighted average purchase price of approximately $10,400 per share or 10.4% of the face value. As of December 31, 2010, on a consolidated basis, 1,426 shares of preferred stock of MBIA Insurance Corporation remained outstanding to unaffiliated investors with a carrying value of $14 million.

Insurance Statutory Capital

National and MBIA Corp. are incorporated and licensed in, and are subject to primary insurance regulation and supervision by, the State of New York. National and MBIA Corp. each are required to file detailed annual financial statements, as well as interim financial statements, with the New York State Insurance Department (“NYSID”) and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of statutory accounting principles (“U.S. STAT”) and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct. U.S. STAT differs from U.S. GAAP in a number of ways. Refer to the statutory accounting practices note to the financial statements of National and MBIA Corp. within exhibits 99.2 and 99.3, respectively, of this annual report on Form 10-K for an explanation of the differences between U.S. STAT and U.S. GAAP.

National

Capital and Surplus

National reported total statutory capital of $2.4 billion as of December 31, 2010 compared with $2.0 billion as of December 31, 2009. As of December 31, 2010, statutory capital comprised $1.5 billion of contingency reserves and $0.9 billion of policyholders’ surplus. The increase in National’s statutory capital is primarily due to statutory net income of $409 million in 2010. Consistent with our plan to transform our insurance business, the Company received approval from the NYSID to reset National’s unassigned surplus to zero, which was effective January 1, 2010. As of December 31, 2010, National’s unassigned surplus was $318 million. In October 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the approval of the surplus reset. Refer to “Legal Proceedings – Transformation Litigation” in Part I, Item 3 of this Form 10-K for a discussion of this action.

National’s total statutory capital as of March 31, 2010 and December 31, 2009 was reported as $2.1 billion and $2.0 billion, respectively, in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and remained relatively unchanged as a result of certain updates described in the Company’s Current Report on Form 8-K filed on June 4, 2010.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National’s policyholders’ surplus was $908 million as of December 31, 2010. National’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, incurred losses would reduce policyholders’ surplus.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

National’s statutory policyholders’ surplus was lower than its GAAP shareholder’s equity by $2.2 billion as of December 31, 2010. Statutory accounting principles differ from GAAP in certain respects. For National, the significant differences include the following: contingency reserves are recorded on a statutory basis and not on a GAAP basis; upfront and installment premium revenue are earned under different schedules between U.S. STAT and GAAP; acquisition costs are charged as incurred under U.S. STAT rather than deferred and amortized under GAAP; changes in deferred income tax balances are recognized in surplus under U.S. STAT rather than recognized either in net income or other comprehensive income under GAAP; and “non-admitted assets” are charged directly against surplus under U.S. STAT but are reflected as assets under GAAP.

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

National’s CPR, and components thereto, as of December 31, 2010 and 2009 are presented in the following table:

	As of December 31,
In millions	2010	2009
Policyholders’ surplus	$908	$591
Contingency reserves	1,473	1,404

Statutory capital	2,381	1,995

Unearned premium reserve	2,873	3,126
Present value of installment premiums(1)	282	270

Premium resources(2)	3,155	3,396

Loss and LAE reserves(1)	96	136

Total claims-paying resources	$5,632	$5,527

(1)—Calculated using a discount rate of 4.19% and 5.09% as of December 31, 2010 and 2009, respectively.

(2)—Includes financial guarantee and insured credit derivative related premiums.

National’s total CPR as of December 31, 2010 was $5.6 billion compared with $5.5 billion as of December 31, 2009. The increase in CPR is primarily due to an increase in total earned and unearned premiums from the commutation of reinsurance with Channel Re and the impact of net investment income, partially offset by paid losses.

MBIA Corp.

Capital and Surplus

MBIA Corp. reported total statutory capital of $2.7 billion as of December 31, 2010 compared with $3.3 billion as of December 31, 2009. As of December 31, 2010, statutory capital comprised $1.7 billion of contingency reserves and $1.0 billion of policyholders’ surplus. The decrease in MBIA Corp.’s statutory capital was primarily due to losses incurred, partially offset by premium revenue, gains from reinsurance commutations, and other revenues during 2010. MBIA Corp.’s policyholders’ surplus as of December 31, 2010 includes a negative unassigned surplus of $947 million. MBIA Corp.’s total statutory capital as of March 31, 2010 and December 31, 2009 was reported as $3.5 billion in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, but was revised to $3.3 billion for both periods as a result of certain updates described in the Company’s Current Report on Form 8-K filed on June 4, 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

As of December 31, 2010, MBIA Corp. recognized estimated recoveries of $1.6 billion, net of reinsurance and income tax, on a statutory basis related to put-backs of ineligible loans in our insured transactions. These expected insurance recoveries represented 59% of MBIA Corp.’s statutory capital (defined as policyholders’ surplus plus contingency reserve) as of December 31, 2010. A substantial majority of our put-back claims have been disputed by the loan sellers/servicers and are currently subject to litigation. In addition, there is some risk that the sellers/servicers or other responsible parties might not be able to satisfy their put-back obligations. While we believe that we will prevail in enforcing our contractual rights, there is uncertainty with respect to the ultimate outcome. Such factors, among others, are considered by MBIA Corp. in estimating recoveries. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. If we are unsuccessful in litigation or if there is a substantial delay in realizing recoveries, there could be an adverse effect on the statutory capital position of MBIA Corp., as well as regulatory implications.

In order to maintain its New York State financial guarantee insurance license, MBIA Corp. is required to maintain a minimum of $65 million of policyholders’ surplus. MBIA Corp.’s policyholders’ surplus was $1.0 billion as of December 31, 2010. MBIA Corp.’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. In addition, MBIA Corp.’s policyholders’ surplus position could be enhanced by the settlement, commutation or repurchase of insured transactions at prices less than statutory loss reserves. Conversely, incurred losses or an inability to collect on our ineligible loan put-back claims would reduce policyholders’ surplus.

MBIA Corp.’s statutory policyholders’ surplus is lower than its GAAP shareholder’s equity by $136 million as of December 31, 2010. Statutory accounting principles differ from GAAP in certain respects. For MBIA Corp., the significant differences include the following: the fair values of insured credit derivatives recorded under GAAP are significantly higher than the loss reserves recorded for those same contingent liabilities in our statutory accounts; the shareholder’s equity impact of our consolidated VIEs is more negative than the loss reserves we carry on our statutory books for those policies; surplus notes are recorded as a component of policyholders’ surplus under U.S. STAT rather than treated as long-term debt under GAAP; contingency reserves are recorded on a statutory basis and not on a GAAP basis; upfront and installment premium revenue are earned under different schedules for U.S. STAT and GAAP; acquisition costs are charged as incurred under U.S. STAT rather than deferred and amortized under GAAP; fixed-maturity investments are generally reported at amortized cost under U.S. STAT rather than at fair value under GAAP; the discount rate used in calculating loss reserves is equal to MBIA Corp.’s book yield under U.S. STAT rather than applicable risk-free rates under GAAP; changes in deferred income tax balances are recognized in surplus under U.S. STAT rather than recognized either in net income or other comprehensive income under GAAP; and “non-admitted assets” are charged directly against surplus under U.S. STAT but are reflected as assets under GAAP.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

MBIA Corp.’s CPR, and components thereto, as of December 31, 2010 and 2009 are presented in the following table:

	As of December 31,
In millions	2010	2009
Policyholders’ surplus	$1,075	$1,885
Contingency reserves	1,656	1,448

Statutory capital	2,731	3,333

Unearned premium reserve	703	726
Present value of installment premiums(1)	1,655	1,740

Premium resources(2)	2,358	2,466

Loss and LAE reserves(1)	155	561

Total claims-paying resources	$5,244	$6,360

(1)—Calculated using a discount rate of 5.93% and 6.51% as of December 31, 2010 and 2009, respectively.

(2)—Includes financial guarantee and insured credit derivative related premiums.

MBIA Corp.’s total CPR as of December 31, 2010 was $5.2 billion compared with $6.4 billion as of December 31, 2009. The decrease in CPR is primarily due to loss payments associated with our RMBS securities, commutation payments, and a reduction in expected future premium collections. As of December 31, 2010, loss and LAE reserves are in a receivable position as expected recoveries on our insured RMBS transactions more than offset case basis reserves on the remainder of MBIA Corp.’s insured portfolio.

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

As part of our liquidity risk management framework, we also seek to evaluate and manage liquidity on both a legal entity basis and a segment basis. Legal entity liquidity is an important consideration as there are legal, regulatory and other limitations on our ability to utilize the liquidity resources within the overall enterprise. We also seek to manage segment liquidity, particularly between our corporate and asset/liability products segments as they relate to MBIA. Unexpected loss payments arising from ineligible mortgage loans in securitizations that we have insured, dislocation in the global financial markets, the overall economic downturn in the U.S., and the loss of our triple-A insurance financial strength ratings in 2008 significantly increased the liquidity needs and decreased the financial flexibility in our segments and legal entities. We continued to satisfy all of our payment obligations and we believe that we have adequate resources to meet our ongoing liquidity needs in both the short-term and the long-term. However, the Company could face additional liquidity pressure in all of its operations and businesses through increased liquidity demands or a decrease in its liquidity supply if (i) loss payments on the Company’s insured transactions were to rise significantly, including due to ineligible mortgage loans in securitizations that we have

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

insured, (ii) market or adverse economic conditions persist for an extended period of time or worsen, (iii) the Company is unable to sell assets at values necessary to satisfy payment obligations or is unable to access new capital through the issuance of equity or debt, (iv) the Company experiences an unexpected acceleration of payments required to settle liabilities or (v) if the Company is unable to collect or is delayed in collecting on contract claim recoveries related to ineligible mortgages in securitizations. These pressures could arise from exposures beyond residential mortgage-related stress, which to date has been the main cause of stress.

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

Since inception, National, the entity from which we conduct our U.S. public finance insurance business, has generated positive cash flow from operations, and its cash outflows have been relatively stable and predictable. National held cash and short-term investments of $355 million as of December 31, 2010, of which $290 million was highly liquid and consisted predominately of highly rated municipal, U.S. agency and corporate bonds. In addition, the remainder of National’s investments, excluding those pledged to our asset/liability products business under the matched repurchase and reverse repurchase agreements, are also liquid and highly rated. The Company believes that the liquidity position of its U.S. public finance insurance segment is sufficient to meet cash requirements in the ordinary course of business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Structured Finance and International Insurance Liquidity

Liquidity risk arises in our structured finance and international insurance segment when claims on insured exposures result in payment obligations, when operating cash inflows fall due to depressed new business writings, when investment income decreases, when unanticipated expenses arise, or when invested assets experience credit defaults or significant declines in fair value.

As a result of the transaction executed with Channel Re and its previous shareholders in the third quarter of 2010, MBIA Corp. acquired a substantial portion of the assets previously held by Channel Re. These assets consist primarily of U.S. Treasury and high quality corporate bonds which can readily be sold to raise liquidity at MBIA Corp. The transaction also resulted in an increase in MBIA Corp.’s statutory capital position. The Company also engaged in several transactions and the early prepayment of an intercompany loan to the asset/liability products segment to increase liquidity in MBIA Corp. As a result, after $1.8 billion of claim payments in 2010, MBIA Corp. ended the year with a greater amount of liquid assets than it held at year-end 2009.

Since the fourth quarter of 2007 through December 31, 2010, MBIA Corp. has made $7.6 billion of cash payments, before reinsurance and collections and including payments made to debt holders of consolidated VIEs, associated with RMBS securitizations and commutations and claim payments relating to CDS contracts referencing CDO-squared, multi-sector CDOs, CMBS pools and CRE CDOs. These cash payments include loss payments of $461 million made in 2010 on behalf of MBIA Corp.’s consolidated VIEs. The total gross insured exposure associated with the commuted insured obligations was $24.7 billion and related to ABS CDOs, CRE CDOs, CMBS pools and high yield corporate CDOs. In MBIA Corp.’s outstanding insured portfolio, these types of insured exposures have exhibited the highest degree of payment volatility and continue to pose material liquidity risk to MBIA Corp. As a result of the placement of ineligible loans in RMBS securitizations and current economic stress, MBIA Corp. could incur additional payment obligations beyond these mortgage-related exposures, which may be substantial, increasing the stress on its liquidity position.

Of the $7.6 billion, MBIA Corp. has paid $5.5 billion of claims on policies insuring second-lien RMBS securitizations. We believe these payments were driven primarily by an overwhelming number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. As a result, payments have been far in excess of the level that might be expected in an economic downturn. As a result of the unprecedented and unexpected mortgage loan defaults driven by placement of ineligible loans in RMBS securitizations, MBIA could incur payment obligations beyond its current estimate. MBIA is seeking to enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible loans from securitizations and has recorded a total of $2.5 billion of related recoveries on its statutory balance sheet. These recoveries are being pursued through litigation discussed more fully in “Note 24: Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

The Company believes the current liquidity position of MBIA Corp. is adequate to make expected future payments on its RMBS exposures, but the degree of loss within these transactions has been unprecedented, and continued elevated levels of payments would cause additional stress on MBIA’s liquidity position.

There are three primary types of policy payment requirements in our structured finance and international financial guarantee contracts: (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; and (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted. As in our U.S. public finance business, our structured finance and international insurance segment’s financial guarantee contracts and CDS contracts generally cannot be accelerated, thereby mitigating liquidity risk. However, with respect to the insurance of CDS contracts, in certain events, including the insolvency or payment default of the insurer or the issuer of the CDS, the CDS contract may be subject to termination by the counterparty, triggering a claim for the fair value of the contract. Further, in the event of a default in payment of principal, interest or other insured amounts by an insured issuer, our structured finance and international insurance companies generally promise to make funds available in the insured amount generally on the next business day following notification for U.S. transactions and within longer timeframes for international transactions, depending on the terms of the insurance policy. Our structured finance and international insurance

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

companies provide for this payment, in some cases through a third-party bank, upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer or other appropriate documentation.

Additionally, our structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes. MBIA Corp. also provides guarantees to the holders of our asset/liability products debt obligations. If our asset/liability products segment or MBIA Inc. were unable to service the principal and interest payments on its debt and investment agreements, the holders of the insured liabilities would make a claim under the MBIA Corp. insurance policies. MBIA Corp. has lent $2.0 billion to the asset/liability products segment on a secured basis for the purpose of minimizing the risk that such a claim would be made. The loan matures in the fourth quarter of 2011. During 2010, a total of $625 million was repaid and the amount outstanding was $975 million as of December 31, 2010.

In order to monitor liquidity risk and maintain appropriate liquidity resources for payments associated with our residential mortgage-related exposures, MBIA employs a stress scenario-based liquidity model using the same “Roll Rate Methodology” as described in “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements. Using this methodology, the Company estimates the level of payments that would be required to be made under stress-level default assumptions of the underlying collateral taking into account MBIA’s obligation to cover such defaults under our insurance policies. These estimated payments, together with all other significant operating, financing and investing cash flows are forecasted on a monthly basis for a period covering (i) the next 24-months and (ii) then annually thereafter to the final maturity of the longest dated outstanding insured obligation. The stress-loss scenarios and cash flow forecasts are periodically updated to account for changes in risk factors and to reconcile differences between forecasted and actual payments.

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

The Company manages the liquidity of its structured finance and international insurance segment with the goal of maintaining cash and liquid securities in an amount in excess of all projected stress scenario payment requirements. To the extent our projected liquidity resources fall short of our target liquidity cushions under the stress-loss scenario testing in the future, the Company will seek to increase its cash holdings position by selling or financing assets in its investment portfolio or drawing upon one or more of its contingent sources of liquidity. The Company’s contingent liquidity sources may include cash, investments, other assets owned by its various regulated and unregulated subsidiaries, and capital markets access. Access to this contingent liquidity by a particular legal entity generally involves the transfer and/or sale of such assets and the need for regulatory or third party approvals prior to their transfer and/or sale and are, therefore, contingent on the receipt of such approvals, among other things. There can be no assurance that such approvals will be received.

As of December 31, 2010, MBIA Corp. had unencumbered cash and available-for-sale investments of $2.4 billion, of which $1.2 billion comprised cash and highly liquid assets of MBIA Insurance Corporation (without regard to its investments in its subsidiaries). The $1.2 billion of cash and highly liquid assets include the benefit of cash and highly liquid assets received from the acquisition of Channel Re in the third quarter of 2010. Additionally, in aggregate, we believe the Company’s remaining contingent sources of liquidity accessible within one to three months totaled approximately $228 million as of December 31, 2010. We believe that MBIA Corp.’s liquidity resources will adequately provide for anticipated cash outflows.

Corporate Liquidity

Liquidity needs in our corporate segment are generally predictable and primarily relate to certain activities of MBIA Inc., such as principal and interest payments on corporate debt and operating expenses. In addition to MBIA Inc.’s corporate liquidity needs, it issued investment agreements and MTNs reported within the Company’s asset/liability products segment, all of which are currently collateralized by high-quality liquid investments. Refer to the “Asset/Liability Products Liquidity” section below for a detailed discussion of the liquidity risks associated with that business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Liquidity risk in our corporate segment is associated primarily with the dividend capacity of our insurance subsidiaries, National and MBIA Insurance Corporation, dividends from asset management subsidiaries, investment income and our ability to issue equity and debt. To mitigate this risk, the corporate segment maintains excess cash and investments to support its ongoing cash requirements over a multi-year period.

As of December 31, 2010, the corporate activities of MBIA Inc. had $335 million of cash and highly liquid assets available for general corporate liquidity purposes. Existing cash and expected cash flows to the corporate segment are anticipated to be sufficient to cover cash needs through 2014 even if no further dividends are received from insurance, asset management or advisory subsidiaries. In December 2010, MBIA Inc. submitted a refund claim for $41 million related to the carry back of its additional 2009 NOL. The refund was received in January 2011. In addition, the Company expects a $4.5 million refund from the State of New York as a result of filing its 2009 New York State franchise tax return. As of December 31, 2010, corporate debt of MBIA Inc. totaled $971 million, which primarily matures in 2022 through 2034, and the annual interest payments associated with this debt prior to 2022 are approximately $55 million.

The Company’s corporate debt, investment agreements, MTNs, and derivatives may be accelerated by the holders of such instruments upon the occurrence of certain events, such as a breach of covenant or representation, a bankruptcy of MBIA Inc. or the filing of an insolvency proceeding in respect to MBIA Corp. MBIA Inc.’s obligations under its loans from GFL may only be accelerated upon the occurrence of a bankruptcy or liquidation of MBIA Inc. Refer to “Note 15: Business Segments” in the Notes to Consolidated Financial Statements for a description of the GFL loans. In the event of any acceleration of the Company’s obligations, including under its corporate debt, investment agreements, MTNs, or derivatives, the Company likely would not have sufficient liquid resources to pay amounts due with respect to its corporate debt and other obligations.

The Company has also issued commitments to three pooled investment programs managed or administered by Cutwater-ISC and its subsidiary. As of December 31, 2010, these commitments had a notional amount of $4.2 billion. Although the pooled investment programs hold high-quality short-term investments, there is risk that the Company will be required to make payments or incur a loss under these guarantees in the event of material redemptions by shareholders of the pools and the need to liquidate investments held in the pools. Refer to the “Results of Operations—Advisory Services” section included herein for a description of the pooled investment programs.

National and MBIA Corp. Dividends

Under New York State insurance law, without prior approval of the Superintendent of the NYSID, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. The payment of regular dividends in any 12-month period is limited to the lesser of (i) 10% of policyholders’ surplus as reported in the latest filed statutory financial statements and (ii) 100% of adjusted net investment income. MBIA Corp. is currently unable to pay dividends, including dividends on its preferred stock, due to earned surplus deficits per its statutory financial statement filing as of December 31, 2010.

Effective December 1, 2009, National was redomesticated to the State of New York and is subject to insurance regulations and supervision of the State of New York (its state of incorporation) and all U.S. and non-U.S. jurisdictions in which it is licensed to conduct insurance business. As such, National is subject to New York State insurance law with respect to the payment of dividends as described above. During the second quarter of 2010, National received approval from the NYSID to reset its unassigned surplus to zero as of January 1, 2010. Previously, National had an unassigned surplus deficit principally as a result of the 2009 reinsurance transaction between National and MBIA Corp. whereby National reinsured MBIA Corp.’s U.S. public finance business. Under New York State insurance law, without prior approval of the Superintendent of the NYSID, financial guarantee insurance companies can pay dividends from earned surplus, which is a component of unassigned surplus, subject to meeting minimum capital requirements. The reset provides National with dividend capacity of $91 million as of December 31, 2010. However, at the current time we do not intend to declare dividends. In October, 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the approval of the surplus reset. Refer to “Legal Proceedings—Transformation Litigation” in Part I, Item 3 of this Form 10-K for a discussion of this action.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Cutwater Dividends

During 2010, as a result of a review of its ongoing capitalization needs, Cutwater declared and paid cash dividends of $19 million to MBIA Inc. In the future, we expect that Cutwater will be able to pay dividends to the holding company out of its retained earnings, although there can be no assurance that it will have adequate profitability or that dividends will be paid.

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

In order to monitor liquidity risk and maintain appropriate liquidity resources for near-term cash and collateral requirements within our asset/liability products segment, the Company seeks to calculate monthly forecasts of asset and liability maturities, as well as collateral posting requirements. Cash availability at the low point of our 12-month forecasted cash flows is measured against liquidity needs using stress-scenario testing of each of the potential liquidity needs described above. To the extent there is a shortfall in our liquidity coverage, the Company seeks to manage its cash position and liquidity resources with a goal of maintaining an adequate cushion to the stress scenario. These resources include the sale or pledging of unencumbered assets, the use of free cash within the asset/liability products segment and at the corporate segment level, and potentially increased securities borrowings from National. There can be no assurance that these resources will be adequate to meet a short-fall in liquidity coverage under a stress-scenario.

The asset/liability products segment, through MBIA Inc., maintained simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with National for up to $2.0 billion based on the fair value of securities borrowed. As of December 31, 2010, the fair value of security borrowings under these agreements totaled $1.8 billion. The asset/liability products segment has collateralized these security borrowings with assets rated BBB or better and having an aggregate fair value in excess of the securities borrowed. The NYSID approved the Asset Swap in connection with the re-domestication of National to New York. National has agreed to use good faith efforts to reduce the amount of the Asset Swap to no more than 10% of its admitted assets by no later than December 2011.

During the fourth quarter of 2010, the corporate segment made a capital contribution to the asset/liability products segment in the amount of $600 million in settlement of the full outstanding principal balance of the advance made to the segment during the fourth quarter of 2008. Between the fourth quarter of 2008 and the fourth quarter of 2010, we believed that debt repurchases by the asset/liability products segment would enable the segment to eliminate its book value equity deficit and generate excess net assets to repay the $600 million loan. As of December 31, 2010, we do not expect sufficient gains from debt repurchases to repay the loan. As a result, the asset/liability products segment will not make any future payments of principal or interest to the corporate segment under the loan. Other liquidity support outstanding as of December 31, 2010 included a secured loan between MBIA Inc. and MBIA Corp. for up to $2.0 billion, under which $975 million was outstanding as of December 31, 2010 and a repurchase agreement between the asset/liability products segment (through MBIA Inc.) and the conduit segment (through Meridian) for up to $1 billion, under which $50 million was

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

outstanding as of December 31, 2010. As of December 31, 2010, including the $2.0 billion of intercompany resources, the asset/liability products segment had cash and investments of $4.2 billion and receivables for securities sold net of payables for securities purchased of $8 million.

Following the Moody’s downgrade of MBIA Corp. to Baa1 in November 2008, most outstanding investment agreements were terminated in accordance with their terms. As of December 31, 2010, we had $4.2 billion in remaining third-party liabilities related to our asset/liability products business, of which $2.0 billion were investment agreements. All of the investment agreements were collateralized by cash or high-grade securities. We believe the asset/liability products program has adequate cash and highly liquid securities to retire all remaining investment agreements where holders have a right to terminate. The remaining $2.2 billion in liabilities consist of MTNs issued by GFL and term repurchase agreements. We believe no additional collateral or termination provisions would be triggered in the event of a further downgrade of MBIA Corp.’s credit rating. Payments and additional collateral requirements on the liabilities in the asset/liability products segment are expected to be met without the need for additional asset sales in the current stressed credit environment but rather from cash flows from investments and the intercompany facilities described above.

As of December 31, 2010, the asset/liability products segment held $781 million in cash and short-term investments of which $239 million was free cash not pledged as collateral against its liabilities.

The Company has managed the asset/liability products segment within a number of risk and liquidity parameters and maintains cash and liquidity resources that it believes will be sufficient in the near term to make all payments due on the investment agreement and GFL MTN obligations and to meet other financial requirements such as posting collateral and paying operating expenses. However, to the extent we experience further asset impairments, asset or liability cash flow variability or reductions in the market value or rating eligibility of assets pledged as collateral, we may have insufficient resources to meet any increase in collateral margin requirements on guaranteed investment contracts or intercompany and third party liquidity or swap arrangements. In such events, we may be forced to sell additional assets at potentially substantial losses to meet such obligations. In addition, as a result of a deficit in this business of cash, investments and other liquid assets at amortized cost to debt issued to third parties and affiliates at amortized cost, which deficit is expected to increase as a result of the negative spread in the portfolio, we may have insufficient assets to make all payments due on the investment agreement and GFL MTN obligations as they come due. In order to address this deficit, the Company is pursuing strategies such as investing in assets that produce higher yields and seeking to purchase liabilities at a discount, and may be required to pursue additional strategies such as raising capital to resolve the deficit. While the asset/liability products segment may receive further liquidity support from our corporate segment, there can be no assurance that such support would be adequate to meet all payment obligations.

Consolidated Cash Flows

Operating Cash Flows

For the year ended December 31, 2010, net cash used by operating activities totaled $1.3 billion compared with $2.2 billion for the same period of 2009. The Company’s net use of cash in 2010 and 2009 were largely related to loss payments on financial guarantee insurance policies insuring RMBS exposure and payments for commutations of financial guarantee and CDS contracts, partially offset by a tax refund related to our NOL carry back recovery and recoveries received in connection with our commutation of reinsurance with Channel Re. Cash from operating activities was also adversely impacted by a decrease in net investment income and premium collections, net of premiums received related to the commutation of reinsurance with Channel Re. We believe that we have sufficient cash on hand, liquid assets and future cash receipts to satisfy expected claims payments and other expenses in the future.

Investing Cash Flows

For the years ended December 31, 2010 and 2009, net cash provided by investing activities was $5.0 billion. Net cash provided by investing activities in 2010 resulted from sales and redemptions of securities for purposes of funding insurance-related loss payments, investment agreement withdrawals, and repayments of other debt, as

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

well as cash recognized in the consolidation of VIEs. In 2009, net cash provided by investing activities resulted from sales of securities for purposes of funding investment agreement withdrawals and terminations, MTN maturities and repurchases, and improving liquidity in our business segments.

Financing Cash Flows

For the year ended December 31, 2010, net cash used by financing activities was $3.4 billion compared with $4.3 billion for the same period of 2009. Net cash used by financing activities in 2010 principally related to withdrawals of investment agreements, principal payments on VIE notes and payments for the retirement of debt. In 2009, net cash used by financing activities principally related to withdrawals and terminations of investment agreements and maturities and repurchases of MTNs within our asset/liability products segment.

Credit Facilities

Triple-A One, an MBIA-administered multi-seller conduit consolidated in the Company’s conduit segment, historically issued commercial paper to fund assets, which were insured by MBIA Corp. Triple-A One also maintained backstop liquidity facilities covering 100% of the face amount of commercial paper outstanding. During 2008, conditions in the asset-backed commercial paper market deteriorated making it increasingly difficult for Triple-A One to issue new commercial paper at commercially acceptable rates to repay maturing obligations. Accordingly, Triple-A One borrowed under its liquidity facilities to repay maturing commercial paper. MBIA Corp.’s obligations under the financial guarantee policies issued by MBIA Corp. to insure the assets of Triple-A One cannot be accelerated to repay borrowings under the liquidity facilities and these policies only guarantee ultimate payments over time relating to the assets. By September 2008, these facilities were drawn in full and Triple-A One ceased issuing commercial paper. As of December 31, 2010, borrowings under liquidity facilities totaled $360 million and will be repaid as the assets purchased by Triple-A One mature.

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

Our available-for-sale investments comprise high-quality fixed-income securities and short-term investments. As of December 31, 2010 and 2009 the fair value of our consolidated available-for-sale investments was $11.9 billion and $12.8 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of December 31, 2010 and 2009 were $366 million and $803 million, respectively.

	As of December 31,		Percent Change 2010 vs. 2009
In millions	2010	2009
Available-for-sale investments:
U.S. public finance insurance operations segment
Amortized cost	$5,489	$5,257	4%
Unrealized net gain (loss)	(66)	15	n/m

Fair value	$5,423	$5,272	3%

Structured finance and international insurance operations
Amortized cost	$2,211	$2,206	0%
Unrealized net gain (loss)	(14)	1	n/m

Fair value	$2,197	$2,207	0%

Corporate segment
Amortized cost	$275	$259	6%
Unrealized net gain (loss)	—	(2)	-100%

Fair value	$275	$257	7%

Advisory services
Amortized cost	$21	$40	-48%
Unrealized net gain (loss)	—	—	n/m

Fair value	$21	$40	-48%

Wind-down operations
Amortized cost	$4,489	$6,194	-28%
Unrealized net gain (loss)	(505)	(1,141)	-56%

Fair value	$3,984	$5,053	-21%

Total available-for-sale investments:
Amortized cost	$12,485	$13,956	-11%
Unrealized net gain (loss)	(585)	(1,127)	-48%

Total available-for-sale investments at fair value	$11,900	$12,829	-7%

Investments carried at fair value:
Structured finance and international insurance operations
Amortized cost	$1	$—	n/m
Unrealized net gain (loss)	—	—	n/m

Fair value	$1	$—	n/m

Corporate segment
Amortized cost	$10	$—	n/m
Unrealized net gain (loss)	—	—	n/m

Fair value	$10	$—	n/m

Advisory services
Amortized cost	$2	$—	n/m
Unrealized net gain (loss)	—	—	n/m

Fair value	$2	$—	n/m

Wind-down operations
Amortized cost	$27	$—	n/m
Unrealized net gain (loss)	(15)	—	n/m

Fair value	$12	$—	n/m

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

	As of December 31,		Percent Change 2010 vs. 2009
In millions	2010	2009
Total investments carried at fair value:
Amortized cost	$40	$—	n/m
Unrealized net gain (loss)	$(15)	—	n/m

Total Investments carried at fair value	$25	$—	n/m

Held-to-maturity investments:
Structured finance and international insurance operations - amortized cost	$1	$2	-50%

Total held-to-maturity investments at amortized cost	$1	$2	-50%

Other investments
Corporate segment
Amortized cost	$1	$—	n/m

Total other investments
Amortized cost	$1	$—	n/m

Consolidated investments at carrying value	$11,927	$12,831	-7%

n/m—Percentage change not meaningful.

The carrying value of our consolidated investment portfolio was $11.9 billion and $12.8 billion as of December 31, 2010 and 2009, respectively.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of December 31, 2010 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance		Structured Finance and International		Advisory Services		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Available-for-sale:
Aaa	$2,357	47%	$951	63%	$2	100%	$—	0%	$641	21%	$3,951	41%
Aa	2,058	41%	112	7%	—	0%	—	0%	577	19%	2,747	29%
A	526	10%	125	8%	—	0%	—	0%	891	30%	1,542	16%
Baa	122	2%	92	6%	—	0%	—	0%	518	17%	732	8%
Below investment grade	9	0%	174	12%	—	0%	—	0%	223	8%	406	4%
Not rated	3	0%	59	4%	—	0%	—	0%	133	5%	195	2%

Total	$5,075	100%	$1,513	100%	$2	100%	$—	0%	$2,983	100%	$9,573	100%
Short-term investments	345		675		18		267		765		2,070
Investments held-to-maturity	—		1		—		—		—		1
Investments held at fair value	—		1		2		10		12		25
Other investments	3		9		1		9		236		258

Consolidated investments at carrying value	$5,423		$2,199		$23		$286		$3,996		$11,927

As of December 31, 2010, the weighted average credit quality of the Company’s available-for-sale investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations
Weighted average credit quality ratings	Aa	Aa	Aaa	—	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of December 31, 2010, Insured Investments at fair value represented $2.0 billion or 17% of consolidated investments, of which $1.0 billion or 8% of consolidated investments were Company-Insured Investments.

As of December 31, 2010, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range, and 6% of the total investment portfolio would be rated below investment grade.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

The distribution of the Company’s Insured Investments by financial guarantee insurer as of December 31, 2010 is presented in the following table:

	U.S. Public Finance		Structured Finance and International		Wind-down Operations		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$1	0%	$153	1%	$460	4%	$614	5%
FSA	246	2%	2	0%	314	3%	562	5%
Ambac	87	1%	2	0%	188	2%	277	3%
National	283	2%	14	0%	98	1%	395	3%
FGIC	12	0%	3	0%	129	1%	144	1%
Other	10	0%	—	0%	9	0%	19	0%

Total	$639	5%	$174	1%	$1,198	11%	$2,011	17%

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

The underlying ratings of the Company-Insured Investments as of December 31, 2010 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions Underlying Ratings Scale	U.S. Public Finance Insurance	Structured Finance and International Insurance	Wind-down Operations	Total
National:
Aaa	$—	$—	$—	$—
Aa	90	—	42	132
A	128	—	32	160
Baa	65	14	24	103
Below investment grade	—	—	—	—

Total National	$283	$14	$98	$395

MBIA Corp.:
Aaa	$—	$—	$213	$213
Aa	—	6	14	20
A	—	—	31	31
Baa	—	2	163	165
Below investment grade	1	145	39	185

Total MBIA Corp.	$1	$153	$460	$614

Total MBIA Insured Investments	$284	$167	$558	$1,009

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of December 31, 2010, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range, the weighted average rating of only the Company-Insured Investments was in the Baa range, and 4% of the Company-Insured Investment portfolio was rated below investment grade.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Impaired Investments

As of December 31, 2010 and 2009, we had impaired investments (investments for which fair value was less than amortized cost) with a fair value of $7.0 billion and $6.5 billion, respectively, principally related to ABS, MBS, and corporate securities. We analyze impaired investments within our investment portfolio for other-than-temporary impairments on a quarterly basis. Our analysis focuses on securities that meet one of the following two thresholds: (i) 20% impaired at the time of review or (ii) 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period.

As part of our assessment of other-than-temporary impairments of investments, we consider (i) the magnitude and duration of decline in fair value, (ii) the reason for the decline in fair value, and (iii) whether we have the intent to sell the securities or more likely than not will be required to sell the securities before their anticipated recovery. In calculating credit-related losses, we utilize cash flow modeling based on the type of security. Our cash flow analysis considers all sources of cash, including credit enhancement, that support the payment of amounts owed by an issuer of a security. This includes the consideration of cash expected to be provided by financial guarantors, including MBIA Corp., resulting from an actual or potential insurance policy claim.

Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements for a detailed discussion about impaired investments.

Contractual Obligations

The following table summarizes the Company’s future estimated cash payments relating to contractual obligations as of December 31, 2010. Estimating these payments requires management to make estimates and assumptions regarding these obligations. The estimates and assumptions used by management are described below. Since these estimates and assumptions are subjective, actual payments in future periods may vary from those reported in the following table. Refer to “Note 16: Insurance In Force” in the Notes to Consolidated Financial Statements for information about the Company’s exposure under insurance contracts.

	As of December 31, 2010

In millions	2011	2012	2013	2014	2015	Thereafter	Total
U.S. public finance insurance segment:
Gross insurance claim obligations	$165	$146	$12	$14	$20	$607	$964
Lease liability	0	0	0	0	0	1	1
Structured finance and international insurance segment:
Surplus notes	133	133	951	—	—	—	1,217
Gross insurance claim obligations	1,051	209	541	76	71	13,536	15,484
Lease liability	1	1	0	0	—	—	2
Advisory services segment:
Lease liability	0	0	0	0	0	1	1
Corporate-segment:
Short-term debt	66	—	—	—	—	—	66
Long-term debt	57	57	57	57	57	1,622	1,907
Lease liability	1	1	1	1	1	4	9
Asset/liability products segment:
Investment agreements	172	626	239	309	207	1,097	2,650
Medium-term notes	51	171	100	143	345	2,377	3,187
Securities sold under agreements to repurchase	2	474	—	—	—	—	476
Conduit segment:
Medium-term notes	10	6	10	186	15	1,150	1,377
Long-term liquidity loans	5	7	10	14	17	739	792

Total	$1,714	$1,831	$1,921	$800	$733	$21,134	$28,133

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Gross insurance claim obligations represent the future value of probability-weighted payments MBIA expects to make (before estimated recoveries, reinsurance and the consolidation of VIEs) under insurance policies for which the Company has recorded loss reserves (financial guarantees) or has estimated credit impairments (insured derivatives). The discounted value of estimated payments included in the table, along with probability-weighted estimated recoveries and estimated negotiated early settlements, on policies accounted for as financial guarantee insurance contracts is reported as case basis reserves within “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheet. Insured derivatives are recorded at fair value and reported within “Derivative liabilities” on the Company’s consolidated balance sheet. Estimated potential claim payments on obligations issued by VIEs consolidated in our structured finance and international insurance segment are included within “Gross insurance claim obligations” in the preceding table. Obligations of these VIEs are collateralized by assets held by the VIEs, and investors in such obligations do not have recourse to the general credit of MBIA. As of December 31, 2010, VIE notes issued by issuer-sponsored consolidated VIEs totaled $9.5 billion, including $6.7 billion recorded at fair value, and are not considered contractual obligations of MBIA beyond MBIA’s insurance claim obligation. The Company’s involvement with VIEs is continually reassessed as required by consolidation guidance, and may result in consolidation or deconsolidation of VIEs in future periods. As the Company consolidates and deconsolidates VIEs, the amount of VIE debt obligations recorded on its balance sheet may change significantly.

Surplus notes, investment agreements, MTNs, securities sold under agreements to repurchase, short-term debt and long-term debt include principal and interest and exclude premiums or discounts. Liabilities issued at discounts reflect principal due at maturity. Interest payments on floating rate obligations are estimated using applicable forward rates. Principal and interest on callable obligations or obligations that allow investors to withdraw funds prior to legal maturity are based on the expected call or withdrawal dates of such obligations. Liabilities denominated in foreign currencies are presented in U.S. dollars using applicable exchange rates as of December 31, 2010.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MARKET RISK (continued)

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2010 from instantaneous shifts in interest rates.

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$517	$424	$248	$(274)	$(543)	$(796)

Foreign Exchange Sensitivity

Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2010 from instantaneous shifts in foreign exchange rates.

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(56)	$(28)	$28	$56

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments (including investment securities and investment agreement and MTN obligations) as of December 31, 2010 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. MBIA Corp.’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally change in opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$489	$201	$(186)	$(692)

Insured Credit Derivatives Sensitivity

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. All these transactions were insured by the Company’s structured finance and international insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of December 31, 2010, approximately 21% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s wind-down operations enter into single-name CDSs as part of its asset management activities. In 2010,

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MARKET RISK (continued)

the value of the Company’s credit derivative contracts was affected predominantly by the effect of the Company’s own credit risk on the portfolio. As risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

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

The following tables reflect sensitivities to changes in credit spreads, collateral prices, rating migrations, recovery rates and to changes in our own credit spreads and recovery rates. Each table stands on its own and should be read independently of each other.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of December 31, 2010. In scenarios where credit spreads decreased, a floor of zero was used. Refer to “Note 7: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Credit Spreads
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$1,561	$558	$150	$—	$(160)	$(672)	$(1,973)
Estimated net fair value	$(2,801)	$(3,804)	$(4,212)	$(4,362)	$(4,522)	$(5,034)	$(6,335)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MARKET RISK (continued)

Since the Company is now using collateral prices as an input into the new Direct Price Model for certain multi-sector insured CDOs, a sensitivity analysis below shows the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in collateral prices as of December 31, 2010.

	Change in Collateral Prices
	(Structured Finance and International Insurance Operations)

In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$137	$69	$—	$(68)	$(137)
Estimated net fair value	$(4,228)	$(4,296)	$(4,365)	$(4,433)	$(4,502)

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a one and three notch rating change in the credit quality as of December 31, 2010. A notch represents a one step movement up or down in the credit rating. Refer to “Note 7: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Credit Ratings
	(Structured Finance and International Insurance Operations)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$1,620	$642	$—	$(728)	$(1,676)
Estimated net fair value	$(2,745)	$(3,723)	$(4,365)	$(5,093)	$(6,041)

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of December 31, 2010. Refer to “Note 7: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Recovery Rates
	(Structured Finance and International Insurance Operations)

In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$270	$155	$—	$(130)	$(278)
Estimated net fair value	$(4,095)	$(4,210)	$(4,365)	$(4,495)	$(4,643)

Accounting principles for fair value measurements and disclosures require the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivative portfolio using upfront credit spreads of 0%, an increase of 15%, and a decrease of 30%. The actual upfront spread used in the valuation as of December 31, 2010 ranged from 15.75% to 57.5% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Upfront Credit Spread
	(Structured Finance and International Insurance Operations)
In millions	Increase by 15 Percent	No Change	Decrease by 30 Percent	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$79	$—	$(1,114)	$(6,268)
Estimated net fair value	$(4,286)	$(4,365)	$(5,479)	$(10,633)

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

	MBIA’s Recovery Rate
	(Structured Finance and International Insurance Operations)
In millions	Decrease to 15 Percentage Points	No Change	Increase to 40 Percentage Points
Estimated pre-tax net gains (losses)	$1,100	$—	$(2,442)
Estimated net fair value	$(3,265)	$(4,365)	$(6,807)

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MBIA Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MBIA Inc. and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company has been adversely affected by the financial crisis and economic downturn, has been unable to write meaningful amounts of new insurance business since 2008 and is subject to significant risks and uncertainties that could affect amounts reported in the Company’s financial statements in future periods.

As discussed in Note 3 to the consolidated financial statements, the Company adopted in 2010 new accounting standards for Variable Interest Entities and, in 2009, Financial Guarantee Insurance and Reinsurance Contracts and Recognition and Presentation of Other-Than-Temporary Impairments.

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

/s/ PricewaterhouseCoopers LLP

New York, NY

March 1, 2011

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	December 31, 2010	December 31, 2009
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $9,597,732 and $10,366,737) (includes hybrid financial instruments at fair value $0 and $30,690)	$9,020,928	$9,330,413
Fixed-maturity securities at fair value	25,041	—
Investments pledged as collateral, at fair value (amortized cost $547,800 and $587,648)	551,688	557,245
Short-term investments held as available-for-sale, at fair value (amortized cost $2,072,955 and $2,696,724)	2,070,320	2,688,208
Other investments (includes investments at fair value of $256,820 and $252,608)	258,981	255,491

Total	11,926,958	12,831,357
Cash and cash equivalents	365,841	803,243
Accrued investment income	95,320	94,821
Premiums receivable	1,589,005	2,020,619
Deferred acquisition costs	412,001	469,550
Prepaid reinsurance premiums	97,270	357,773
Insurance loss recoverable	2,531,494	2,444,754
Reinsurance recoverable on paid and unpaid losses	15,111	61,996
Goodwill	31,371	31,371
Property and equipment, at cost (less accumulated depreciation of $135,127 and $139,076)	71,385	76,834
Receivable for investments sold	7,948	18,088
Derivative assets	3,780	865,708
Current income taxes	41,388	545,883
Deferred income taxes, net	907,531	716,615
Other assets	45,195	50,448
Assets of consolidated variable interest entities:
Cash	763,891	—
Investments held-to-maturity, at amortized cost (fair value $3,908,991 and $2,800,400)	4,187,644	3,131,765
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $188,937 and $754,096)	189,554	516,369
Fixed-maturity securities at fair value	5,240,742	128,112
Loans receivable at fair value	2,183,364	481,622
Loan repurchase commitments	835,047	—
Derivative assets	699,072	—
Other assets	38,099	53,844

Total assets	$32,279,011	$25,700,772

Liabilities and Equity
Liabilities:
Unearned premium revenue	$4,145,234	$4,955,256
Loss and loss adjustment expense reserves	1,129,358	1,580,021
Reinsurance premiums payable	71,151	239,154
Investment agreements	2,005,326	2,725,958
Medium-term notes (includes financial instruments carried at fair value $116,310 and $109,768)	1,739,507	2,285,047
Securities sold under agreements to repurchase	470,570	501,871
Short-term debt	64,768	18,112
Long-term debt	1,850,532	2,223,536
Deferred fee revenue	9,995	11,061
Payable for investments purchased	2,173	15,780
Derivative liabilities	4,616,509	4,593,760
Other liabilities	272,391	304,066
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value $6,679,982 and $0)	10,589,989	3,179,712
Long-term debt	360,000	433,132
Derivative liabilities	2,104,242	9,104
Other liabilities	968	18,326

Total liabilities	29,432,713	23,093,896

Commitments and contingencies (See Note 24)
Equity:
Preferred stock, par value $1 per share; authorized shares — 10,000,000; issued and outstanding — none	—	—
Common stock, par value $1 per share; authorized shares — 400,000,000; issued shares — 274,719,578 and 274,826,872	274,720	274,827
Additional paid-in capital	3,063,914	3,057,733
Retained earnings	2,123,566	2,393,282
Accumulated other comprehensive loss, net of deferred tax of $228,845 and $451,112	(405,484)	(940,871)
Treasury stock, at cost — 74,973,978 and 70,159,024 shares	(2,224,577)	(2,194,873)

Total shareholders’ equity of MBIA Inc.	2,832,139	2,590,098
Preferred stock of subsidiary	14,159	16,778

Total equity	2,846,298	2,606,876

Total liabilities and equity	$32,279,011	$25,700,772

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Premiums earned:
Scheduled premiums earned	$503,914	$609,211	$604,781
Refunding premiums earned	90,303	137,125	245,663

Premiums earned (net of ceded premiums of $27,751, $86,790 and $117,451)	594,217	746,336	850,444
Net investment income	457,308	567,452	1,381,281
Fees and reimbursements	159,893	145,490	42,940
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(162,329)	(166,102)	(397,371)
Unrealized gains (losses) on insured derivatives	(606,852)	1,650,445	(1,822,679)

Net change in fair value of insured derivatives	(769,181)	1,484,343	(2,220,050)
Net gains (losses) on financial instruments at fair value and foreign exchange	87,716	225,328	(517,060)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(206,359)	(530,860)	(958,695)
Other-than-temporary impairments recognized in accumulated other comprehensive loss	142,179	169,785	—

Net investment losses related to other-than-temporary impairments	(64,180)	(361,075)	(958,695)
Net gains on extinguishment of debt	35,530	225,436	410,345
Other net realized gains (losses)	28,845	(60,497)	(2,402)
Revenues of consolidated variable interest entities:
Net investment income	72,610	88,014	169,615
Net gains (losses) on financial instruments at fair value and foreign exchange	342,105	(3,923)	(13,021)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	—	(274,822)	—
Other-than-temporary impairments recognized in accumulated other comprehensive loss	—	168,656	—

Net investment losses related to other-than-temporary impairments	—	(106,166)	—
Net gains on extinguishment of debt	25,060	44,023	—
Other net realized gains (losses)	(76,125)	(40,740)	—

Total revenues	893,798	2,954,021	(856,603)

Expenses:
Losses and loss adjustment	231,944	864,137	1,318,001
Amortization of deferred acquisition costs	58,567	81,743	74,805
Operating	290,478	315,517	304,188
Interest	324,928	374,151	1,016,975
Expenses of consolidated variable interest entities:
Operating	24,005	715	2,009
Interest	59,104	100,877	154,808

Total expenses	989,026	1,737,140	2,870,786

Income (loss) before income taxes	(95,228)	1,216,881	(3,727,389)
Provision (benefit) for income taxes	(147,757)	582,821	(1,054,696)

Net income (loss)	52,529	634,060	(2,672,693)
Preferred stock dividends of subsidiary	—	10,823	—

Net income (loss) available to common stockholders	$52,529	$623,237	$(2,672,693)

Net income (loss) per common share:
Basic	$0.26	$2.99	$(12.11)
Diluted	$0.26	$2.99	$(12.11)

Weighted average number of common shares outstanding:
Basic	202,421,433	208,156,622	220,786,378
Diluted	203,021,134	208,156,622	220,786,378

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended December 31, 2010, 2009 and 2008

(In thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, January 1, 2008	160,244,614	$160,245	$1,649,511	$4,301,880	$(490,829)	(34,872,515)	$(1,965,002)	$3,655,805	—	$—

Comprehensive income (loss):
Net income (loss)	—	—	—	(2,672,693)	—	—	—	(2,672,693)	—	—
Other comprehensive income (loss):
Change in unrealized gains and losses on investments net of deferred income taxes of $655,688	—	—	—	—	(1,330,638)	—	—	(1,330,638)	—	—
Change in fair value of derivative instruments net of deferred income taxes of $125	—	—	—	—	231	—	—	231	—	—
Change in foreign currency translation net of deferred income taxes of $15,905	—	—	—	—	45,282	—	—	45,282	—	—

Other comprehensive income (loss)								(1,285,125)

Total comprehensive income (loss)								(3,957,818)

Issuance of common stock	110,779,238	110,779	1,448,908	—	—	—	—	1,559,687	—	—
Treasury shares acquired under share repurchase program	—	—	—	—	—	(30,468,608)	(220,784)	(220,784)	—	—
Share-based compensation net of deferred income taxes of $15,616	2,175,949	2,176	(47,913)	—	—	62,219	3,267	(42,470)	—	—
Issuance of preferred stock of subsidiary	—	—	—	—	—	—	—	—	2,759	27,598

Balance, December 31, 2008	273,199,801	$273,200	$3,050,506	$1,629,187	$(1,775,954)	(65,278,904)	$(2,182,519)	$994,420	2,759	$27,598

ASC 944-20 transition adjustment net of deferred income taxes of $27,170	—	—	—	55,346	—	—	—	55,346	—	—

ASC 320-10 transition adjustment net of deferred income taxes of $29,930	—	—	—	85,512	(55,582)	—	—	29,930	—	—

Comprehensive income (loss):
Net income (loss)	—	—	—	634,060	—	—	—	634,060	—	—
Other comprehensive income (loss):
Change in unrealized gains and losses on investments net of deferred income taxes of $526,102	—	—	—	—	1,074,689	—	—	1,074,689	—	—
Portion of other-than-temporary impairment losses recognized in other comprehensive loss, net of deferred income taxes of $50,268	—	—	—	—	(264,081)	—	—	(264,081)	—	—
Change in fair value of derivative instruments net of deferred income taxes of $45,848	—	—	—	—	85,147	—	—	85,147	—	—
Change in foreign currency translation net of deferred income taxes of $3,894	—	—	—	—	(5,090)	—	—	(5,090)	—	—

Other comprehensive income (loss)								890,665

Total comprehensive income (loss)								1,524,725

Treasury shares acquired under share repurchase program	—	—	—	—	—	(4,965,400)	(15,695)	(15,695)	—	—
Share-based compensation net of deferred income taxes of $4,950	1,627,071	1,627	7,227	—	—	85,280	3,341	12,195	—	—
Preferred shares of subsidiary acquired	—	—	—	—	—	—	—	—	(1,082)	(10,820)
Preferred stock dividends of subsidiary	—	—	—	(10,823)	—	—	—	(10,823)	—	—

Balance, December 31, 2009	274,826,872	$274,827	$3,057,733	$2,393,282	$(940,871)	(70,159,024)	$(2,194,873)	$2,590,098	1,677	$16,778

ASU 2009-17 transition adjustment:
Consolidated variable interest entities, net of tax of $22,736	—	—	—	(319,083)	263,648	—	—	(55,435)	—	—
Deconsolidated variable interest entities, net of tax of $1,756	—	—	—	(3,162)	85,341	—	—	82,179	—	—

Total ASU 2009-17 transition adjustment	—	—	—	(322,245)	348,989	—	—	26,744	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	52,529	—	—	—	52,529	—	—
Other comprehensive income (loss):
Change in unrealized gains and losses on investments net of tax of $111,578	—	—	—	—	(143,240)	—	—	(143,240)	—	—
Portion of other-than-temporary impairment losses recognized in other comprehensive loss, net of tax of $4,253	—	—	—	—	322,624	—	—	322,624	—	—
Change in fair value of derivative instruments net of tax of $7,306	—	—	—	—	(6,554)	—	—	(6,554)	—	—
Change in foreign currency translation net of tax of $2,166	—	—	—	—	13,568	—	—	13,568	—	—

Other comprehensive income (loss)								186,398

Total comprehensive income (loss)								238,927

Share-based compensation net of tax of $2,846	(107,294)	(107)	6,181	—	—	(4,736,300)	(30,521)	(24,447)	—	—

Treasury shares acquired under share repurchase program	—	—	—	—	—	(78,654)	817	817	—	—

Preferred shares of subsidiary acquired	—	—	—	—	—	—	—	—	(251)	(2,619)

Balance, December 31, 2010	274,719,578	$274,720	$3,063,914	$2,123,566	$(405,484)	(74,973,978)	$(2,224,577)	$2,832,139	1,426	$14,159

Disclosure of reclassification amount:
					2010	2009	2008
Change in unrealized gains and losses and other-than-temporary impairments on investments arising during the period, net of taxes					$(14,427)	$283,100	$(1,578,460)
Reclassification adjustment, net of taxes					193,811	527,508	247,822

Change in net unrealized gains and losses and other-than-temporary impairment losses, net of taxes					$179,384	$810,608	$(1,330,638)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$52,529	$634,060	$(2,672,693)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization of bond (premiums) discounts, net	(23,142)	(59,208)	(21,878)
Decrease in accrued investment income	476	102,090	336,471
Decrease (increase) in premiums receivable	258,726	348,978	(667)
Decrease (increase) in deferred acquisition costs	61,045	99,453	(88,116)
(Decrease) increase in unearned premium revenue	(634,796)	(905,711)	316,569
Decrease in prepaid reinsurance premiums	75,214	180,419	102,131
(Decrease) increase in reinsurance premiums payable	(39,250)	(190,776)	1,417
(Decrease) increase in loss and loss adjustment expense reserves	(80,623)	196,357	211,461
(Increase) decrease in reinsurance recoverable on paid and unpaid losses	(11,201)	114,997	(91,507)
Increase in insurance loss recoverable	(768,994)	(1,987,426)	(350,781)
(Decrease) increase in payable to reinsurers on recoveries	(70,764)	125,559	4,281
Depreciation	7,592	9,193	9,640
Increase (decrease) in accrued interest payable	900	(3,134)	(262,746)
Decrease (increase) in accounts receivable	4,700	41,020	(26,365)
Increase (decrease) in accrued expenses	11,186	(108,721)	103,215
(Decrease) increase in deferred fee revenue	(1,066)	(33,928)	29,930
Amortization of medium-term notes (premiums) discounts, net	(5,084)	(15,813)	(13,951)
Investment losses on other than temporarily impaired investments	64,180	467,241	958,695
Realized gains and other settlements on insured derivatives	(606,898)	—	—
Unrealized losses (gains) on insured derivatives	606,852	(1,650,445)	1,822,679
Net (gains) losses on financial instruments at fair value and foreign exchange	(429,821)	(221,405)	530,081
Other net realized (gains) losses	47,280	101,237	2,402
Increase (decrease) in current income taxes	501,651	(292,574)	(98,108)
Deferred income tax (benefit) provision	(221,207)	1,091,022	(532,630)
Gains on extinguishment of debt	(60,590)	(269,459)	(410,345)
Share-based compensation	2,264	6,431	(30,618)
Other operating	2,191	28,344	15,399

Total adjustments to net income (loss)	(1,309,179)	(2,826,259)	2,516,659

Net cash provided (used) by operating activities	(1,256,650)	(2,192,199)	(156,034)

Cash flows from investing activities:
Purchase of fixed-maturity securities	(9,952,491)	(10,437,767)	(13,547,164)
(Decrease) increase in payable for investments purchased	(14,859)	16,189	(41,120)
Sale and redemption of fixed-maturity securities	11,889,605	12,617,744	29,275,392
Decrease in receivable for investments sold	6,506	59,150	33,666
Decrease in loans receivable	860,303	—	—
Purchase of held-to-maturity investments	(157,075)	(250,818)	(1,764,801)
Redemptions of held-to-maturity investments	756,372	750,084	3,803,709
Sale of short-term investments, net	661,983	2,011,190	3,582
Sale of other investments, net	53,232	216,568	338,945
Proceeds from derivative settlements	16,786	—	—
Collateral from swap counterparty	166,001	—	—
Purchase of controlling interest in an affiliate, net of cash received	(26,693)	—	—
Consolidation of variable interest entities	753,816	—	—
Capital expenditures	(4,713)	(5,860)	(10,991)
Disposals of capital assets	2,591	37	1

Net cash provided (used) by investing activities	5,011,364	4,976,517	18,091,219

Cash flows from financing activities:
Proceeds from issuance of investment agreements	96,930	148,412	1,653,767
Payments for drawdowns of investment agreements	(767,390)	(2,047,166)	(13,122,460)
Decrease in commercial paper	—	—	(863,039)
Issuance of medium-term notes	24,750	176,124	2,131,561
Principal paydown of medium-term notes	(507,005)	(2,345,127)	(8,280,953)
Principal paydown of variable interest entity notes	(1,793,331)	(128,372)	(138,471)
Securities sold under agreements to repurchase, net	(31,336)	(316,493)	(360,961)
Dividends paid	(1,005)	(9,818)	(42,640)
Gross proceeds from issuance of common stock	—	—	1,628,405
Capital issuance costs	—	—	(82,236)
Net proceeds from issuance of warrants	—	—	21,467
Net proceeds from issuance of preferred stock of subsidiary	—	—	387,598
Net proceeds from issuance of debt	—	278,912	983,457
Repayments for retirement of debt	(392,477)	(54,847)	(145,966)
Proceeds from bank loans	—	87,709	338,820
Proceeds for derivative settlements	—	45,681	424,251
Purchase of treasury stock	(30,521)	(15,695)	(220,784)
Purchase/redemption of subsidiary preferred stock	(28,629)	(10,820)	—
Restricted stock awards settlements	1,789	1,637	2,634
Excess tax benefit on share-based payment	—	—	(2,679)
Collateral from (to) reverse repurchase agreement counterparties	—	30,502	(30,502)
Collateral to swap counterparty	—	(101,497)	(201,705)
Other, financing	—	—	1,302

Net cash provided (used) by financing activities	(3,428,225)	(4,260,858)	(15,919,134)

Net increase (decrease) in cash and cash equivalents	326,489	(1,476,540)	2,016,051
Cash and cash equivalents—beginning of period	803,243	2,279,783	263,732

Cash and cash equivalents—end of period	$1,129,732	$803,243	$2,279,783

Supplemental cash flow disclosures:
Income taxes paid (refunded)	$(413,826)	$(209,494)	$(433,740)
Interest paid:
Investment agreements	$91,772	$133,320	$615,651
Commercial paper	—	—	15,445
Medium-term notes	64,463	95,542	385,354
Variable interest entity notes	290,155	105,475	55,634
Securities sold under agreements to repurchase	1,800	71,737	38,134
Other borrowings and deposits	6,631	8,013	8,485
Corporate debt	65,875	70,404	74,939
Surplus notes	133,372	133,372	69,611
Non cash items:
Share-based compensation	$2,264	$6,431	$(30,618)
Dividends declared but not paid	—	1,005	—

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Businesses, Developments, Risks and Uncertainties

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates the largest financial guarantee insurance business in the industry and is a provider of asset management and other advisory services. These activities are managed through three business segments: United States (“U.S.”) public finance insurance, structured finance and international insurance, and advisory services. The Company’s U.S. public finance insurance business is operated through National Public Finance Guarantee Corporation (“National”), its structured finance and international insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and its asset management advisory services business is primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). MBIA also manages certain business activities through its corporate, asset/liability products, and conduit segments. The corporate segment includes revenues and expenses that arise from general corporate activities. Funding programs managed through the asset/liability products and conduit segments are in wind-down.

Business Developments

The Company has been adversely affected by the financial crisis and economic downturn of 2007 through 2009 and the ongoing residual effects on the commercial and residential real estate sectors. Substantial exposure to the structured finance capital markets, through direct securitizations and re-securitizations, in its insurance business and asset liability products segment has made the Company especially vulnerable to the market’s volatility. The impacts of the economic downturn included downgrades of the Company’s credit ratings beginning in mid-year 2008, realized losses on investments in the asset/liability products segment due to asset sales and other-than-temporary impairments, and substantial incurred insurance losses. The Company believes most of the incurred insurance losses were attributable to defaults on ineligible mortgages placed in second-lien mortgage securitizations, but the Company also sustained losses in collateralized debt obligations comprising asset-backed collateral (“ABS CDOs”) and, in 2010, in commercial mortgage-backed securities (“CMBS”) pools. The insurance losses negatively impacted the statutory capital and liquidity position of MBIA Corp. The statutory capital of MBIA Corp. was reduced from $4.3 billion in February 2009 to $2.7 billion as of December 31, 2010. Unrealized losses on insured credit derivatives and on invested assets also depressed the Company’s shareholders’ equity.

The Company has been unable to write meaningful amounts of new insurance business since 2008 and does not expect to write significant new business prior to an upgrade of its credit ratings. As of December 31, 2010, National was rated BBB with a developing outlook by Standard & Poor’s Financial Services LLC (“S&P”) and Baa1 with a developing outlook by Moody’s Investors Service, Inc. (“Moody’s”). As of December 31, 2010, MBIA Insurance Corporation was rated B with a negative outlook by S&P and B3 with a negative outlook by Moody’s.

The Company has been actively responding to these developments. In 2007 and 2008, it raised $3.0 billion in debt and equity capital to support MBIA Corp. and the asset/liability products segment. In 2008, MBIA was one of the first market participants to recognize the inappropriate underwriting and breaches of representations and warranties in the second-lien mortgage origination and securitization sector and commenced enforcement actions against sellers/servicers who did not honor their contractual obligations to repurchase or replace ineligible loans. As of December 31, 2010, the Company had recorded loan put-back recovery assets of $2.5 billion. The Company also focused on its asset management business and grew third-party assets under management in its fee-for-service asset management advisory business. Additionally, in 2008 and 2009, the Company pursued and received approval from the New York State Insurance Department (“NYSID”) to separate MBIA Corp. into two insurance companies, MBIA Corp. and National, to meet the market’s demand for municipal bond insurance from municipal-only companies. The NYSID and the Company are both vigorously defending litigation seeking to challenge the NYSID’s decision.

Since 2008, the Company has sought to reduce both the absolute amount and the volatility of its liabilities and contingent liabilities through repurchases of securities and commutations of insurance policies. In the period 2008 through 2010, the Company undertook actions to mitigate the declines in the liquidity of MBIA Corp. and the asset/liability products segment through reinsurance commutations, inter-company lending arrangements and the monetization of illiquid assets. The impact of these actions has been to mitigate statutory capital erosion and

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Businesses, Developments, Risks and Uncertainties (continued)

preserve liquidity in those two businesses, and to reduce volatility. MBIA Corp. ended 2010 with $1.2 billion in liquid assets after claim payments and commutations of insured derivatives, versus $1.1 billion at year-end 2009. The Company also reduced its use of reinsurance during this period. At the same time, the U.S. economy has grown for the past six quarters, the pace of increase in delinquencies in troubled real estate sectors has declined, and asset values have begun to improve.

Risks and Uncertainties

The Company’s financial statements include estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. The outcome of certain significant risks and uncertainties could cause the Company to revise its estimates and assumptions or could cause actual results to differ from the Company’s estimates. Significant risks and uncertainties that could affect amounts reported in the Company’s financial statements in future periods include, but are not limited to, the following:

•

If the economy weakens, commercial real estate values decline and commercial real estate servicer behavior does not continue to mitigate potential or actual credit losses in line with current trends, MBIA could incur substantial additional losses in that sector. As of December 31, 2010, MBIA Corp. had CMBS pool and commercial real estate (“CRE”) collateralized debt obligation (“CDO”) insured par exposure of approximately $35.9 billion and $7.4 billion, respectively, and during 2010, MBIA Corp. increased its statutory loss reserves related to those exposures by $1.1 billion and $35 million, respectively. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for information about the Company’s estimate of CMBS credit impairments.

•

While incurred losses from insured residential mortgage-backed securities (“RMBS”) have declined from their peaks, they could ultimately be in excess of the Company’s current estimated loss reserves. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for information about the Company’s RMBS loss reserves.

•

While the Company has settled a substantial part of its insured ABS CDO exposure at levels within MBIA Corp.’s statutory loss reserves related to those exposures, further economic stress might cause increases in the Company’s loss estimates.

•

MBIA Corp.’s efforts to recover losses from the second-lien securitization originators could be delayed, settled at amounts below its contractual claims (approximately $4.4 billion as of December 31, 2010), or potentially settled at amounts below those recorded on its balance sheets (approximately $2.5 billion as of December 31, 2010) prepared under statutory accounting principles and accounting principles generally accepted in the United States of America (“GAAP”). Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for information about the Company’s RMBS loss recoveries.

•

Currently, the Company’s asset/liability products segment has a deficit of cash, investments and other liquid assets at amortized cost to debt issued to third-parties and affiliates at amortized cost of approximately $330 million, but is expected to have positive cash flows through 2012. The Company expects to actively manage this business to reduce that deficit.

•

The Company’s recent financial results have been volatile, which has impacted management’s ability to accurately project future taxable income. Insurance losses incurred beyond those currently projected may cause the Company to record allowances against some or all of its deferred tax assets, which totaled $908 million as of December 31, 2010. Refer to “Note 14: Income Taxes” for information about the Company’s deferred tax assets.

•

Litigation over the NYSID’s approval of National’s creation or additional hurdles to achieving high stable ratings may impede National’s ability to resume writing municipal bond insurance for some time, reducing its long-term ability to generate capital and cash from operations. Also, municipal and state fiscal distress could adversely affect the Company’s operations if they result in larger than expected incurred insurance losses.

•	In the event the economy and the markets to which MBIA is exposed do not improve, or decline, the unrealized losses on insured credit derivatives could increase, causing additional stress in the

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Businesses, Developments, Risks and Uncertainties (continued)

Company’s reported financial results. In addition, volatility in the relationship between MBIA’s credit spreads and those on underlying collateral assets of insured credit derivatives can create significant unrealized gains and losses in the Company’s reported results of operations. Refer to “Note 7: Fair Value of Financial Instruments” for information about the Company’s valuation of insured credit derivatives.

While the Company believes it continues to have sufficient capital and liquidity to meet all of its obligations for the foreseeable future, if one or more possible adverse outcomes were to be realized, its statutory capital, financial position, results of operations and cash flows could be materially and adversely affected. Statutory capital, defined under statutory accounting principles as policyholders’ surplus and contingency reserves, is a key measure of an insurance company’s financial condition under insurance laws and regulations. Failure to maintain adequate levels of statutory surplus and total statutory capital could lead to intervention by the Company’s insurance regulators in its operations and constitute an event of default under certain of the Company’s contracts, thereby materially and adversely affecting the Company’s financial condition and results of operations.

U.S. Public Finance Insurance

MBIA’s U.S. public finance insurance business is conducted through National. National has not written any meaningful amount of business since its formation in 2009, and as of December 31, 2010 had insured gross par outstanding of $482.7 billion and statutory capital of $2.4 billion. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has the right at its discretion to accelerate insured obligations upon default or otherwise, upon National’s acceleration. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams.

Recently, many state and local governments that issue some of the obligations the Company insures have reported unprecedented budget shortfalls, which could lead to claims on insurance policies issued by the Company. Although the Company’s insurance loss reserves are considered reasonable estimates of losses incurred to date, there is a possibility that such losses could increase significantly as a result of unexpected future defaults on insured bonds.

Structured Finance and International Insurance

MBIA’s structured finance and international insurance business is principally conducted through MBIA Corp. MBIA Corp. has not written any meaningful amount of business since 2008 and as of December 31, 2010 had insured gross par outstanding of $190.2 billion and statutory capital of $2.7 billion. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event MBIA Corp. has the right at its discretion to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain investment agreement contracts written by MBIA Inc. are insured by MBIA Corp. If MBIA Inc. were to have insufficient assets to pay amounts due, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including MBIA Global Funding, LLC (“GFL”) and Meridian Funding Company LLC (“Meridian”), and provides reinsurance to its insurance subsidiaries. MBIA Corp. has also written insurance policies guaranteeing the obligations under credit default swaps (“CDS”) of a wholly-owned affiliate, LaCrosse Financial Products, LLC (“LaCrosse”), including termination payments that may become due upon certain events including the insolvency or payment default by MBIA Corp. or LaCrosse. MBIA Corp.’s guarantees insure structured finance and asset-backed obligations, privately issued bonds used for the financing of public purpose projects, which are primarily located outside of the U.S. and that include toll roads, bridges, airports, public transportation facilities, utilities and other types of infrastructure projects serving a substantial public purpose, and obligations of sovereign and sub-sovereign issuers. Structured finance and asset-backed

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Businesses, Developments, Risks and Uncertainties (continued)

securities (“ABS”) typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real property. Since the beginning of the economic downturn in 2008, the collateral underlying many of MBIA Corp.’s insured structured finance transactions has experienced diminished value and financial stress. Although the Company’s current reserves represent its best estimate of losses that it incurred to date, there is a possibility such losses could increase significantly. A material increase in losses in the Company’s structured finance insured portfolio could have a material adverse effect on MBIA Corp.’s statutory capital, financial condition, cash flows, and results of operations.

In 2010, the accounting guidance for the consolidation of variable interest entities (“VIEs”) was amended and the Company was required to consolidate certain entities that are designed as VIEs where MBIA has contractual rights under insurance policies to direct the activities of the VIE when performance and other triggers were breached. The Company does not believe there is any difference in the risks and profitability of financial guarantees provided to VIEs compared with other financial guarantees written by MBIA. Refer to “Note 3: Recent Accounting Pronouncements” for information on accounting guidance that affected the consolidation of VIEs.

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

Corporate

General corporate activities are conducted through the Company’s corporate segment. In the first quarter of 2010, MBIA established a service company, Optinuity Alliance Resource Corporation, which provides general support services to the corporate segment and other operating businesses. Employees of the service company were principally transferred from MBIA Insurance Corporation and provide various support services including management, legal, accounting, treasury, information technology, among others, on a fee-for-service basis. The service company’s revenues and expenses are included in the results of the corporate segment.

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

Liquidity

As a financial services company, MBIA has been materially adversely affected by conditions in global financial markets. Current conditions and events in these markets have created substantial liquidity risk for the Company.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Businesses, Developments, Risks and Uncertainties (continued)

The Company has instituted a liquidity risk management framework, the primary objective of which is to monitor potential liquidity constraints in its asset and liability portfolios and guide the proactive matching of liquidity resources to needs. The Company’s liquidity risk management framework seeks to monitor the Company’s cash and liquid asset resources using stress-scenario testing. Members of MBIA’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity cushions on an enterprise-wide basis.

As part of MBIA’s liquidity risk management framework, the Company also seeks to evaluate and manage liquidity on both a legal entity basis and a segment basis. Legal entity liquidity is an important consideration as there are legal, regulatory and other limitations on the Company’s ability to utilize the liquidity resources within the overall enterprise. MBIA also seeks to manage segment liquidity, particularly between its corporate and asset/liability products segments as they relate to MBIA Inc. Unexpected loss payments arising from ineligible mortgage loans in securitizations that the Company has insured, dislocation in the global financial markets, the overall economic downturn in the U.S., and the loss of MBIA Corp.’s triple-A insurance financial strength ratings in 2008 significantly increased the liquidity needs and decreased the financial flexibility in the Company’s segments and legal entities. MBIA continued to satisfy all of its payment obligations and the Company believes that it has adequate resources to meet its ongoing liquidity needs in both the short-term and the long-term. However, the Company could face additional liquidity pressure in all of its operations and businesses through increased liquidity demands or a decrease in its liquidity supply if (i) loss payments on the Company’s insured transactions were to rise significantly, including due to ineligible mortgages in securitizations that it has insured, (ii) market or adverse economic conditions persist for an extended period of time or worsen, (iii) the Company is unable to sell assets at values necessary to satisfy payment obligations or is unable to access new capital through the issuance of equity or debt, (iv) the Company experiences an unexpected acceleration of payments required to settle liabilities or (v) the Company is unable to collect or is delayed in collecting on its contract claim recoveries related to ineligible mortgages in securitizations. These pressures could arise from exposures beyond residential mortgage-related stress, which to date has been the main cause of stress.

U.S. Public Finance Insurance Liquidity

Liquidity risk arises in the Company’s U.S. public finance insurance segment when claims on insured exposures result in payment obligations, when operating cash inflows fall due to depressed new business writings, when investment income decreases, when unanticipated expenses arise, or when invested assets experience credit defaults or significant declines in fair value. National also provides liquid assets to the Company’s asset/liability products segment through matched repurchase and reverse repurchase agreements to support its business operations and liquidity position, as described below. The Company believes National has sufficient liquidity to meet these needs at least through 2011.

Structured Finance and International Insurance Liquidity

Liquidity risk arises in the Company’s structured finance and international insurance segment when claims on insured exposures result in payment obligations, when operating cash inflows fall due to depressed new business writings, when investment income decreases, when unanticipated expenses arise, or when invested assets experience credit defaults or significant declines in fair value.

As a result of the transaction executed with Channel Reinsurance Ltd. (“Channel Re”) and its previous shareholders in the third quarter of 2010, MBIA Corp. acquired a substantial portion of the assets previously held by Channel Re. These assets consist primarily of U.S. Treasury and high quality corporate bonds which can readily be sold to raise liquidity at MBIA Corp. The transaction also resulted in an increase in MBIA Corp.’s statutory capital position. The Company also engaged in several transactions and the early prepayment of an intercompany loan to the asset/liability products segment to increase liquidity in MBIA Corp. As a result, after $1.8 billion of claim payments in 2010, MBIA Corp. ended the year with a greater amount of liquid assets than it held as of December 31, 2009.

Since the fourth quarter of 2007 through December 31, 2010, MBIA Corp. has made $7.6 billion of cash payments, before reinsurance and collections and including payments made to debt holders of consolidated VIEs,

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Businesses, Developments, Risks and Uncertainties (continued)

associated with RMBS securitizations and commutations and claim payments relating to CDS contracts referencing CDO-squared, multi-sector CDOs, CMBS pools and CRE CDOs. These cash payments include loss payments of $461 million made in 2010 on behalf of MBIA Corp.’s consolidated VIEs. The total gross insured exposure associated with the commuted insured obligations was $24.7 billion and related to ABS CDOs, CRE CDOs, CMBS pools and high yield corporate CDOs. In MBIA Corp.’s outstanding insured portfolio, these types of insured exposures have exhibited the highest degree of payment volatility and continue to pose material liquidity risk to MBIA Corp.

Of the $7.6 billion, MBIA Corp. has paid $5.5 billion of claims on policies insuring second-lien RMBS securitizations. The Company believes these payments were driven by an overwhelming number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. As a result, payments have been far in excess of the level that might be expected in an economic downturn. As a result of the unprecedented and unexpected mortgage loan defaults driven by placement of ineligible loans in RMBS securitizations, MBIA could incur payment obligations beyond its current estimate. MBIA is seeking to enforce its rights to have mortgage sellers/servicers repurchase ineligible loans from securitizations and has recorded a total of $2.5 billion of related recoveries on its statutory balance sheet. These recoveries are being pursued through litigation discussed more fully in “Note 24: Commitments and Contingencies.”

The Company believes the current liquidity position of MBIA Corp. is adequate to make expected future payments on its RMBS exposures, but the degree of loss within these transactions has been unprecedented, and continued elevated levels of payments would cause additional stress on MBIA’s liquidity position.

The reference herein to “ineligible” mortgage loans refers to those mortgages that the Company believes failed to comply with the representations and warranties made by the sellers/servicers of the securitizations to which those mortgages were sold with respect to such mortgages, including failure to comply with the related underwriting criteria, based on the Company’s assessment, which included information provided by third-party review firms, of such mortgages’ compliance with such representations and warranties. The Company’s assessment of the ineligibility of individual mortgages could be challenged/disputed by the sellers/servicers of the securitizations in litigation and there is no assurance that the Company’s determinations will prevail.

As in the U.S. public finance business, the structured finance and international insurance segment’s financial guarantee contracts and CDS contracts generally cannot be accelerated, thereby mitigating liquidity risk. However, with respect to the insurance of CDS contracts, in certain events, including the insolvency or payment default of the insurer or the issuer of the CDS, the CDS contract may be subject to termination by the counterparty, triggering a claim for the fair value of the contract. Further, in the event of a default in payment of principal, interest or other insured amounts by an insured issuer, MBIA’s structured finance and international insurance companies generally promise to make funds available in the insured amount generally on the next business day following notification for U.S. transactions and within longer timeframes for international transactions, depending on the terms of the insurance policy. MBIA’s structured finance and international insurance companies provide for this payment, in some cases through a third-party bank, upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer or other appropriate documentation.

Additionally, the Company’s structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes. MBIA Corp. also provides guarantees to the holders of the Company’s asset/liability products debt obligations. If the Company’s asset/liability products segment or MBIA Inc. were unable to service the principal and interest payments on its debt and investment agreements, the holders of the insured liabilities would make a claim under the MBIA Corp. insurance policies. Finally, in 2008, MBIA Corp. lent $2.0 billion to the asset/liability products segment on a secured basis for the purpose of minimizing the risk that such a claim would be made. The loan matures in the fourth quarter of 2011. During 2010, a total of $625 million was repaid and the amount outstanding was $975 million as of December 31, 2010.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Businesses, Developments, Risks and Uncertainties (continued)

In order to monitor liquidity risk and maintain appropriate liquidity resources for payments associated with the Company’s residential mortgage-related exposures, MBIA employs a stress scenario-based liquidity model using the same “Roll Rate Methodology” as described in “Note 6: Loss and Loss Adjustment Expense Reserves.” Using this methodology, the Company estimates the level of payments that would be required to be made under stress-level default assumptions of the underlying collateral taking into account MBIA’s obligation to cover such defaults under the Company’s insurance policies. These estimated payments, together with all other significant operating, financing and investing cash flows are forecasted on a monthly basis for a period covering (i) the next 24 months and (ii) then annually thereafter to the final maturity of the longest dated outstanding insured obligation. The stress-loss scenarios and cash flow forecasts are periodically updated to account for changes in risk factors and to reconcile differences between forecasted and actual payments.

The Company manages the liquidity of its structured finance and international insurance segment with the goal of maintaining cash and liquid securities in an amount in excess of all projected stress scenario payment requirements. To the extent the Company’s projected liquidity resources fall short of its target liquidity cushions under the stress-loss scenario testing in the future, the Company will seek to increase its cash holdings position by selling or financing assets in its investment portfolio or drawing upon one or more of its contingent sources of liquidity. The Company’s contingent liquidity sources may include cash, investments, other assets owned by its various regulated and unregulated subsidiaries, and capital markets access. Access to this contingent liquidity by a particular legal entity generally involves the transfer and/or sale of such assets and the need for regulatory or third-party approvals prior to their transfer and/or sale and are, therefore, contingent on the receipt of such approvals, among other things. There can be no assurance that such approvals will be received.

Corporate Liquidity

Liquidity needs in MBIA’s corporate segment are generally predictable and comprise principal and interest payments on corporate debt and operating expenses. In addition to MBIA Inc.’s corporate liquidity needs, it issued investment agreements and medium-term notes (“MTNs”) reported within the Company’s asset/liability products segment, all of which are currently collateralized by high-quality liquid investments. Refer to the “Asset/Liability Products Liquidity” section below for a detailed discussion of the liquidity risks associated with that business.

Liquidity risk is associated primarily with the dividend capacity of the Company’s insurance subsidiaries, National and MBIA Corp., dividends from asset management subsidiaries, investment income and the Company’s ability to issue equity and debt. To mitigate this risk, the corporate segment maintains excess cash and investments to support its ongoing cash requirements over a multi-year period. Refer to “Note 17: Insurance Regulations and Dividends” for a discussion of subsidiary dividend limitations.

The Company’s corporate debt, investment agreements, MTNs, and derivatives may be accelerated by the holders of such instruments upon the occurrence of certain events, such as a breach of covenant or representation, a bankruptcy of MBIA Inc. or the filing of an insolvency proceeding in respect to MBIA Corp. MBIA Inc.’s obligations under its loans from GFL may only be accelerated upon the occurrence of a bankruptcy or liquidation of MBIA Inc. Refer to “Note 15: Business Segments” for a description of the GFL loans. In the event of any acceleration of the Company’s obligations, including under its corporate debt, investment agreements, MTNs, or derivatives, the Company likely would not have sufficient liquid resources to pay amounts due with respect to its corporate debt and other obligations.

The Company has also issued commitments to three pooled investment programs managed or administered by Cutwater Investor Services Corp. (“Cutwater-ISC”) and its subsidiary. As of December 31, 2010, these commitments had a notional amount of $4.2 billion. Although the pooled investment programs hold high-quality short-term investments, there is risk that the Company will be required to make payments or incur a loss under these guarantees in the event of material redemptions by shareholders of the pools and the need to liquidate investments held in the pools.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Businesses, Developments, Risks and Uncertainties (continued)

Asset/Liability Products Liquidity

The asset/liability products segment is subject to material liquidity risk. Cash needs in the asset/liability products segment are primarily for the payment of principal and interest on investment agreements and MTNs, and for posting collateral under repurchase agreements, derivatives and investment agreements, as well as for the payment of operating expenses. The primary sources of cash within the asset/liability products segment used to meet its liquidity needs include scheduled principal and interest on assets held in the segment’s investment portfolio and unencumbered assets, including cash held within the wind-down operations that is not required for posting against any of its liabilities. If needed, assets held within the segment can be sold or used in secured repurchase agreement borrowings to raise cash. However, the Company’s ability to sell assets or borrow against non-U.S. government securities in the fixed-income markets decreased and the cost of such transactions increased dramatically over the last two years due to the impact of the credit crisis on the willingness of investors to purchase or lend against even very high-quality assets. In addition, negative net interest spread between asset and liability positions resulted from the need to hold cash as collateral against terminable investment agreement contracts and reduced the cash flow historically provided by net investment income.

In order to monitor liquidity risk and maintain appropriate liquidity resources for near-term cash and collateral requirements within MBIA’s asset/liability products segment, the Company estimates forecasts of asset and liability maturities, as well as collateral posting requirements. Cash availability at the low point of the Company’s 12-month forecasted cash flows is measured against liquidity needs using stress-scenario testing of each of the potential liquidity needs described above. To the extent there is a shortfall in the Company’s liquidity coverage, the Company seeks to manage its cash position and liquidity resources with a goal of maintaining an adequate cushion to the stress scenario. These resources include the sale or pledging of unencumbered assets, the use of free cash within the asset/liability products segment and at the corporate segment level, and potentially increased securities borrowings from National. There can be no assurance that these resources will be adequate to meet a short-fall in liquidity coverage under a stress-scenario.

The asset/liability products segment, through MBIA Inc., maintained simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with National for up to $2.0 billion based on the fair value of securities borrowed. As of December 31, 2010, the fair value of security borrowings under these agreements totaled $1.8 billion. The asset/liability products segment has collateralized these security borrowings with assets rated BBB or better and having an aggregate fair value in excess of the securities borrowed. The NYSID approved the Asset Swap in connection with the re-domestication of National to New York. National has agreed to use good faith efforts to reduce the amount of the Asset Swap to no more than 10% of its admitted assets by no later than December 2011.

During the fourth quarter of 2010, the corporate segment made a capital contribution to the asset/liability products segment in the amount of $600 million in settlement of the full outstanding principal balance of the advance made to the segment during the fourth quarter of 2008. Between the fourth quarter of 2008 and the fourth quarter of 2010, the Company believed that debt repurchases by the asset/liability products segment would enable the segment to eliminate the book value equity deficit and generate excess net assets to repay the $600 million loan. As of December 31, 2010, the Company does not expect sufficient gains from debt repurchases to repay the loan. As a result, the asset/liability products segment will not make any future payments of principal or interest to the corporate segment under the loan. Other liquidity support outstanding as of December 31, 2010 included a secured loan between MBIA Inc. and MBIA Corp. for up to $2.0 billion, under which $975 million was outstanding as of December 31, 2010 and a repurchase agreement between the asset/liability products segment (through MBIA Inc.) and the conduit segment (through Meridian) for up to $1.0 billion, under which $50 million was outstanding as of December 31, 2010. As of December 31, 2010, including the $2.0 billion of intercompany resources, the asset/liability products segment had cash and investments of $4.2 billion and receivables for securities sold net of payables for securities purchased of $8 million.

The Company has managed the asset/liability products segment within a number of risk and liquidity parameters and maintains cash and liquidity resources that it believes will be sufficient in the near term to make all payments due on the investment agreement and GFL MTN obligations and to meet other financial requirements such as

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Businesses, Developments, Risks and Uncertainties (continued)

posting collateral and paying operating expenses. However, to the extent the Company experiences further asset impairments, asset or liability cash flow variability or reductions in the market value or rating eligibility of assets pledged as collateral, the Company may have insufficient resources to meet any increase in collateral margin requirements on guaranteed investment contracts or intercompany and third party liquidity or swap arrangements. In such events, the Company may be forced to sell additional assets at potentially substantial losses to meet such obligations. In addition, as a result of a deficit in this business of cash, investments and other liquid assets at amortized cost to debt issued to third parties and affiliates at amortized cost, which deficit is expected to increase as a result of the negative spread in the portfolio, the Company may have insufficient assets to make all payments due on the investment agreement and GFL MTN obligations as they come due. In order to address this deficit, the Company is pursuing strategies such as investing in assets that produce higher yields and seeking to purchase liabilities at a discount, and may be required to pursue additional strategies such as raising capital to resolve the deficit. While the asset/liability products segment may receive further liquidity support from the corporate segment, there can be no assurance that such support would be adequate to meet all payment obligations.

Note 2: Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the basis of GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates are revised and reflected in operating results. Actual results could differ from those estimates.

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

Consolidation

The consolidated financial statements include the accounts of MBIA Inc., its wholly owned subsidiaries and all other entities in which the Company has a controlling financial interest. All material intercompany balances and transactions have been eliminated. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether an entity is a voting interest entity or a VIE.

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

VIEs are entities that lack one or more of the characteristics of a voting interest entity. The consolidation of a VIE is required if an entity has a variable interest (such as an equity or debt investment, a beneficial interest, a guarantee, a written put option or a similar obligation) and that variable interest or interests give it a controlling financial interest in the VIE. A controlling financial interest is present when an enterprise has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The enterprise with the controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. The Company consolidates all VIEs in which it is the primary beneficiary. Refer to “Note 4: Variable Interest Entities” for additional information.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Investments

The Company classifies its fixed-maturity investments as either available-for-sale, held-to-maturity, or trading. Available-for-sale investments are reported in the consolidated balance sheets at fair value with unrealized gains and losses, net of applicable deferred income taxes, reflected in accumulated other comprehensive income (loss) in shareholders’ equity. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities. For bonds purchased at a price above par value that also have call features, premiums are amortized to the call date that produces the lowest yield. For mortgage-backed securities (“MBS”) and ABS, discounts and premiums are adjusted quarterly for the effects of actual and expected prepayments on a retrospective basis. For pre-refunded bonds, the remaining term is determined based on the contractual refunding date. Investment income is recorded as earned. Realized gains or losses on the sale of investments are determined by utilizing the first-in, first-out method to identify the investments sold and are included as a separate component of revenues.

Held-to-maturity investments consist mainly of debt securities and notes receivable for which the Company has the ability and intent to hold such investments to maturity. These investments are reported in the consolidated balance sheets at amortized cost. Discounts and premiums are amortized using the effective yield method over the remaining term of the assets. Investment income is recorded as earned.

Investments designated as trading consist primarily of debt securities which are held in portfolios that are actively managed and are subject to frequent buying and selling. Trading securities are carried at fair value with changes in fair value recorded in earnings.

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

Fixed-Maturity Securities Held at Fair Value

Fixed-maturity securities at fair value include all fixed-maturity securities held by the Company for which changes in fair values are reflected in earnings. These include securities designated as trading securities, as well as those fixed maturity securities for which the Company has elected to record at fair value. Changes in fair value and realized gains and losses from the sale of these securities are reflected in earnings as part of “Net gains (losses) on financial instruments at fair value and foreign exchange”. Any interest income and amortization of premiums or accretion of discounts are reflected in earnings as part of net investment income. Refer to “Note 7: Fair Value of Financial Instruments” for additional disclosures related to securities for which the Company has elected the fair value option.

The Company elected, under the fair value option within accounting guidance for financial assets and liabilities, to record certain financial assets and liabilities at fair value. Specifically, the Company has elected to apply the fair value option to all financial assets and liabilities of certain consolidated VIEs on a VIE-by-VIE basis.

Other-Than-Temporary Impairments on Investment Securities

The Company’s consolidated statement of operations reflects the full impairment (the difference between a security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it is more likely than not such securities will not be required to be sold prior to recovery, only the credit loss component of the impairment is recognized in earnings. For available-for-sale securities, the remaining fair value loss is recognized in accumulated other comprehensive income, net of applicable deferred income taxes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

The Company’s investment portfolios are reviewed no less than quarterly in order to determine whether a credit loss exists. The majority of the Company’s investments are available-for-sale securities for which an impairment evaluation is subject to, but not limited by, the following criteria:

1)	The security’s current fair value is less than current amortized cost by a magnitude of 5% or greater, and the fair value has been less than amortized cost for a period of greater than twelve months; or

2)	The security’s fair value is less than current amortized cost by a magnitude of 20% or greater.

If either of the above criteria are met, further analysis is performed to determine whether a credit loss exists. In assessing whether a decline in value is related to a credit loss, the Company considers several factors, including but not limited to (a) the magnitude and duration of the decline, (b) credit indicators and the reasons for the decline, such as general interest rate or credit spread movements, credit rating downgrades, issuer-specific changes in credit spreads, and the financial condition of the issuer, and (c) any guarantees associated with a security such as those provided by financial guarantee insurance companies. Credit loss expectations for ABS and CDOs are assessed using discounted cash flow modeling, and the recoverability of amortized cost for corporate obligations is generally assessed using issuer-specific credit analyses.

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

Deferred Acquisition Costs

Deferred acquisition costs include those expenses that relate primarily to, and vary with, the acquisition of new insurance business. The Company periodically conducts a study to determine which operating costs have been incurred to acquire new insurance business and qualify for deferral. For business produced directly by National or MBIA Corp., such costs include compensation of employees involved in underwriting and deferred issuance functions, certain rating agency fees, state premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. Deferred acquisition costs also include ceding commissions paid by the Company in connection with assuming business from other financial guarantors. Deferred acquisition costs, net of ceding commissions received, related to non-derivative insured financial guarantee transactions are deferred and amortized over the period in which the related premiums are earned. Acquisition costs related to insured derivative transactions are expensed as incurred.

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

Property and Equipment

Property and equipment consists of land, buildings, leasehold improvements, furniture, fixtures and computer equipment and software. All property and equipment is recorded at cost and, except for land, is depreciated over the appropriate useful life of the asset using the straight-line method. Leasehold improvements are amortized

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

over the useful life of the improvement or the remaining term of the lease, whichever is shorter. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and any gain or loss on disposition is recognized as a component of “Other net realized gains (losses).” Maintenance and repairs are charged to current earnings as incurred.

Property, leasehold improvements and equipment are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the expected undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

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

A fair value hedge represents the hedging of an exposure to changes in the fair value of an asset or a liability. For a derivative to be accounted for as a fair value hedge, it must be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the period that the hedge is designated. The Company tests all fair value hedges at least quarterly to ensure that they are highly effective. The Company considers a hedge to be highly effective if the changes in the fair value of the derivative provide offset of at least 80% and not more than 125% of the changes in fair value of the hedged item. For derivatives that qualify as fair value hedges, the gain or loss on the hedging instrument is recognized in earnings and the gain or loss on the hedged item attributable to the hedged risk shall adjust the carrying amount of the hedged item and be recognized currently in earnings. Any portion of the total change in fair value of the hedging instrument that is ineffective in offsetting designated changes in the fair value of the hedged item are recognized in earnings as net gains (losses) on financial instruments at fair value and foreign exchange. The Company does not have a material amount of derivatives classified as cash flow hedges.

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

•

the guaranteed party is, as a precondition in the contract (or in the back-to-back arrangement, if applicable) for receiving payment of any claim under the guarantee, exposed to the risk of nonpayment both at inception of the financial guarantee contract and throughout its term either through direct legal ownership of the guaranteed obligation or through a back-to-back arrangement with another party that is required, by the back-to-back arrangement, to maintain direct ownership of the guaranteed obligation.

Financial guarantee contracts which have any of the following would not qualify for the financial guarantee scope exception:

•	payments are required based on changes in the creditworthiness of a referenced credit, rather than failure of that debtor to pay when due (i.e., default);

•	the guaranteed party is not actually exposed to loss (that is, it neither owns the referenced asset nor is itself a guarantor of that asset) throughout the term of the contract; or

•	the compensation to be paid under the contract could exceed the amount of loss actually incurred by the guaranteed party.

Approximately 87% of the Company’s financial guarantee contracts qualify for the scope exception defined above and, therefore, are accounted for as financial guarantee insurance contracts. The remaining contracts do not meet the scope exception, primarily because the guaranteed party is not exposed to the risk of nonpayment both at inception of the financial guarantee contract and throughout its term. These contracts are accounted for as derivatives and reported on the Company’s balance sheet as either assets or liabilities, depending on the rights or obligations under the contract, at fair value. The Company refers to these contracts as insured CDS contracts. Insured CDS contracts are not designated as hedges and changes in the fair value are reflected in the statement of operations as unrealized gains (losses) on insured derivatives.

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

Refer to “Note 10: Derivative Instruments” for a further discussion of the Company’s use of derivatives and their impact on the Company’s financial statements and “Note 7: Fair Value of Financial Instruments” for derivative valuation techniques and fair value disclosures.

Offsetting of Fair Value Amounts Related to Derivative Instruments

The Company has a policy of presenting the fair value amounts recognized for eligible derivative contracts executed with the same counterparty on a net basis in the consolidated balance sheets. Accrued receivables and

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

accrued payables which meet the offsetting criteria are netted, separately from the derivative values, in other assets/other liabilities. Cash collateral is offset against amounts recognized as derivative liabilities for eligible derivative contracts. Refer to “Note 10: Derivative Instruments” for the impact of netting eligible derivative contracts executed with the same counterparty on the consolidated balance sheets.

Fair Value Measurements—Definition and Hierarchy

In determining fair value, the Company uses various valuation approaches, including both market and income approaches. The accounting guidance for fair value measurement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available and reliable. Observable inputs are those the Company believes that market participants would use in pricing the asset or liability developed based on market data. Unobservable inputs are those that reflect the Company’s beliefs about the assumptions market participants would use in pricing the asset or liability developed based on the best information available. The hierarchy is broken down into three levels based on the observability and reliability of inputs as follows:

•

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail any degree of judgment. Assets utilizing Level 1 inputs generally include U.S. Treasuries, foreign government bonds, money market securities and certain corporate obligations that are highly liquid and actively traded.

•

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Level 2 assets include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, securities which are priced using observable inputs and derivative contracts whose values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Assets and liabilities utilizing Level 2 inputs include: U.S. government and agency MBS; most over-the-counter (“OTC”) derivatives; corporate and municipal bonds; and certain other MBS or ABS.

•

Level 3—Valuations based on inputs that are unobservable and supported by little or no market activity and that are significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Assets and liabilities utilizing Level 3 inputs include certain MBS, ABS and CDO securities where observable pricing information was not able to be obtained for a significant portion of the underlying assets; complex OTC derivatives (including certain foreign currency options, long-dated options and swaps, and certain credit derivatives); and insured derivatives that require significant management judgment and estimation in the valuation.

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

Refer to “Note 7: Fair Value of Financial Instruments” for additional fair value disclosures.

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

The Company’s claim liability, insurance loss recoverable, and accruals for loss adjustment expenses (“LAE”) incurred are disclosed in “Note 6: Loss and Loss Adjustment Expense Reserves.”

Investment Agreements and Medium-Term Notes

Investment agreements and MTNs are recorded on the balance sheet at the time such agreements are executed. The liabilities for investment agreements and MTNs are carried at their face value, adjusted for any premiums or discounts, plus accrued interest. Interest expense is accrued at the contractual interest rate. Premiums and discounts related to investment agreements and MTNs are amortized on a constant yield basis as an adjustment to interest expense.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent collateralized transactions and are carried on the Company’s consolidated balance sheet at their contractual amounts plus accrued interest.

Financial Guarantee Insurance Premiums

Unearned Premium Revenue and Receivable for Future Premiums

The Company recognizes a liability for unearned premium revenue at the inception of financial guarantee insurance and reinsurance contracts on a contract-by-contract basis. Unearned premium revenue recognized at inception of a contract is measured at the present value of the premium due. For most financial guarantee insurance contracts, the Company receives the entire premium due at the inception of the contract, and recognizes unearned premium revenue liability at that time. For certain other financial guarantee contracts, the Company receives premiums in installments over the term of the contract. Unearned premium revenue and a receivable for future premiums is recognized at the inception of an installment contract, and measured at the present value of premiums expected to be collected over the contract period or expected period using a risk-free discount rate. The expected period is used in the present value determination of unearned premium revenue and receivable for future premiums for contracts where (a) the insured obligation is contractually prepayable, (b) prepayments are probable, (c) the amount and timing of prepayments are reasonably estimable, and (d) a homogenous pool of assets is the underlying collateral for the insured obligation. The Company has determined that substantially all of its installment contracts meet the conditions required to be treated as expected period contracts. The receivable for future premiums is reduced as installment premiums are collected. The Company reports the accretion of the discount on installment premiums receivable as premium revenue and discloses the amount recognized in “Note 5: Insurance Premiums.” The Company assesses the receivable for future premiums for collectability each reporting period, adjusts the receivable for uncollectible amounts and recognizes any write-off as operating expense, and discloses the amount recognized in “Note 5: Insurance Premiums.” As premium revenue is recognized, the unearned premium revenue liability is reduced.

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

Stock-Based Compensation

The Company recognizes in earnings all stock-based payment transactions at the fair value of the stock-based compensation provided. Under the modified prospective transition method selected by the Company, all equity-based awards granted to employees and existing awards modified on or after January 1, 2003 are accounted for at fair value with compensation expense recorded in net income. Refer to “Note 19: Long-term Incentive Plans” for a further discussion regarding the methodology utilized in recognizing employee stock compensation expense.

Foreign Currency Translation

Financial statement assets and liabilities denominated in foreign currencies are translated into U.S. dollars generally using rates of exchange prevailing at the balance sheet date. Operating results are translated at average rates of exchange prevailing during the year. Unrealized gains or losses, net of deferred taxes, resulting from translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included in accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency remeasurement gains and losses resulting from transactions in non-functional currencies are recorded in current earnings. Exchange gains and losses resulting from foreign currency transactions are recorded in current earnings.

Income Taxes

Deferred income taxes are recorded with respect to loss carryforwards and temporary differences between the tax bases of assets and liabilities and the reported amounts in the Company’s financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled. Such temporary differences relate principally to premium revenue recognition, deferred acquisition costs, unrealized appreciation or depreciation of investments and derivatives, invested asset impairments and cancellation of indebtedness income. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates in the period in which changes are approved by the relevant authority.

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

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses (ASU 2010-20)

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 provides amended disclosure requirements related to certain financing receivables and related allowance for credit losses. The disclosure provisions are effective for the Company for the year ended December 31, 2010. These amended requirements are related only to disclosures, and do not affect the Company’s consolidated balance sheets, results of operations or cash flows. The Company accounts for its insurance premiums receivable in accordance with Accounting Standards Codification (“ASC”) 944, “Financial Guarantee Insurance Contracts.” Refer to “Note 5: Insurance Premiums” for disclosures related to the Company’s receivable for insurance premiums.

Scope Exception Related to Embedded Credit Derivatives (ASU 2010-11)

In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives,” to clarify that embedded credit derivatives created by the subordination of one financial instrument to another qualifies for the scope exception and should not be subject to potential bifurcation and separate accounting. Other embedded credit derivative features are considered embedded derivatives and subject to potential bifurcation, provided that the contract is not a derivative in its entirety. The Company adopted this standard in the third quarter of 2010. The adoption of this standard did not have a material effect on the Company’s consolidated balance sheet, results of operations, or cash flows.

Improving Disclosures about Fair Value Measurements (ASU 2010-06)

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements,” to require additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The standard also clarifies existing disclosures about the level of disaggregation, valuation techniques and inputs to fair value measurements. The Company adopted this standard as of the first quarter of 2010 except for the requirement to provide the Level 3 activity of purchases, sales issuances and settlements on a gross basis, which will be effective for the Company as of the first quarter of 2011. As this standard only affects disclosures related to fair value, the adoption of this standard did not affect the Company’s consolidated balance sheet, results of operations, or cash flows. Refer to “Note 7: Fair Value of Financial Instruments” for these disclosures.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements (continued)

The following table summarizes the adjustments made to the Company’s consolidated assets, liabilities and equity by transition method of consolidation as of January 1, 2010:

	Increase/(Decrease)
In millions	Fair Value Option	Unpaid Principal Balance	Deconsolidated VIEs	Total
Assets:
Total investments	$(593)	$(3,058)	$(172)	$(3,823)
Accrued investment income	(3)	(3)	—	(6)
Premiums receivable	(23)	(127)	—	(150)
Deferred acquisition costs	(7)	—	—	(7)
Insurance loss recoverable	(594)	—	—	(594)
Current income taxes	—	14	—	14
Deferred income taxes, net	10	(3)	2	9
Other assets	(484)	5	—	(479)

Assets of consolidated VIEs:
Cash	320	—	—	320
Investments held-to-maturity	—	4,798	—	4,798
Fixed-maturity securities at fair value	5,507	—	—	5,507
Loans receivable at fair value	2,002	—	—	2,002
Loan repurchase commitments	436	—	—	436
Derivative assets	30	—	—	30
Other assets	37	16	—	53

Total assets	6,638	1,642	(170)	8,110

Liabilities:
Unearned premium revenue	(46)	(92)	—	(138)
Loss and loss adjustment expense reserves	(364)	—	—	(364)
Medium-term notes	—	(1,429)	—	(1,429)
Long-term debt	—	(433)	—	(433)
Payable for investments purchased	(1)	—	—	(1)
Derivative liabilities	(33)	(9)	—	(42)
Other liabilities	(8)	(2)	—	(10)

Liabilities of consolidated VIEs:
Variable interest entity notes	6,358	3,170	(252)	9,276
Long-term debt	—	433	—	433
Derivative liabilities	764	9	—	773
Other liabilities	—	18	—	18

Total liabilities	6,670	1,665	(252)	8,083

Equity:
Retained earnings	(296)	(23)	(3)	(322)
Accumulated other comprehensive income (loss)	264	—	85	349

Total Equity	$(32)	$(23)	$82	$27

In connection with the adoption of the amended accounting guidance, the Company has elected the fair value option for eligible financial assets and financial liabilities for most, but not all, of the consolidated VIEs. The Company elected the fair value option for certain VIEs designed as RMBS securitizations, multi-sector CDOs, CMBS pools and CRE CDOs. Financial assets and financial liabilities of consolidated VIEs designed as life insurance securitizations collateralized by surplus notes issued by life insurance companies that can only be used to settle obligations of the respective VIEs were measured at the unpaid principal balance as of January 1, 2010. The financial assets of such VIEs are classified as investments held-to-maturity on the Company’s consolidated balance sheets. The Company elected the fair value option for the consolidated VIEs designed as RMBS securitizations, multi-sector CDOs, CMBS pools and CRE CDOs because fair value was considered a more appropriate measurement model for the financial assets and financial liabilities to represent the economic performance and business activity of the respective VIEs. The Company did not elect the fair value option for consolidated VIEs designed as life insurance securitizations because a held-to-maturity classification for the financial assets held by the consolidated VIEs was considered a more appropriate measurement model to represent the economic performance and business activity of the respective VIEs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements (continued)

The Company’s conduit segment includes two VIEs that were consolidated prior to adoption and remain consolidated under this amended accounting guidance. Financial assets held by the consolidated VIEs in the conduit segment were classified as investments held-to-maturity, both prior to and subsequent to the adoption of the amended accounting guidance. Refer to “Note 7: Fair Value of Financial Instruments” for additional disclosures related to the fair value option election for the financial assets and liabilities of the consolidated VIEs.

Transfers of Financial Assets (ASU 2009-16)

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets,” to eliminate the concept of a qualified special purpose entity. The accounting guidance also clarifies whether a transferor has surrendered control over transferred financial assets and meets the conditions to derecognize transferred financial assets or a portion of an entire financial asset that meets the definition of a participating interest. The accounting guidance requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The Company adopted this standard in the first quarter of 2010. The effects of adoption of this standard are included in the transition adjustment for the adoption of ASU 2009-17.

Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320)

In April 2009, the FASB issued amended accounting guidance related to the recognition and presentation of other-than-temporary impairments. These amended principles prescribe that only the portion of an other-than-temporary impairment on a debt security related to credit loss is recognized in current period earnings, with the remainder recognized in other comprehensive income, if the holder does not intend to sell the security and it is more likely than not that the holder will not be required to sell the security prior to recovery. Previously, the entire other-than-temporary impairment was recognized in current period earnings. The Company adopted this standard as of the second quarter of 2009. Upon adoption and implementation of the standard, the Company recorded a cumulative-effect adjustment to reclassify the non-credit component of previously recognized other-than-temporary impairments from retained earnings to accumulated other comprehensive income. The cumulative-effect adjustment resulted in an increase in retained earnings of $86 million and an increase in accumulated other comprehensive loss of $56 million, net of deferred taxes of $30 million. Refer to “Note 9: Investment Income and Gains and Losses” for further information on the Company’s investment securities and other-than-temporary impairments.

Financial Guarantee Insurance and Reinsurance Contracts (ASC 944-20)

In May 2008, the FASB issued accounting guidance for financial guarantee insurance and reinsurance contracts effective prospectively as of January 1, 2009. This accounting guidance amends accounting and reporting by insurance enterprises to clarify how existing guidance applies to financial guarantee insurance and reinsurance contracts. The accounting guidance amends the recognition and measurement of premium revenue and claim liabilities, and expands disclosure requirements. Recognition and measurement of unearned premium revenue and receivable for future premiums are also amended. The accounting guidance does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of derivatives and hedging (ASC 815-15). Refer to “Note 5: Insurance Premiums” for disclosures related to premiums and “Note 6: Loss and Loss Adjustment Expense Reserves” for disclosures related to loss reserves.

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

Recent Accounting Developments

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26)

In October 2010, the FASB issued ASU 2010-26, “Financial Services – Insurance (Topic 944)—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” This amendment specifies which costs incurred in the acquisition of new and renewal insurance contracts should be capitalized. The new guidance is effective for the Company beginning January 1, 2012 with early adoption as of January 1, 2011 permitted. The Company did not early adopt the guidance as of January 1, 2011. The Company is currently evaluating the potential impact of adopting this guidance as of January 1, 2012.

Note 4: Variable Interest Entities

Structured Finance and International Insurance

Through MBIA’s structured finance and international insurance segment, the Company provides credit enhancement services to issuers of obligations that may involve issuer-sponsored special purpose entities (“SPEs”). An SPE may be considered a VIE to the extent the SPE’s total equity at risk is not sufficient to permit the SPE to finance its activities without additional subordinated financial support or its equity investors lack any one of the following characteristics (i) the power to direct the activities of the SPE that most significantly impact the entity’s economic performance, or (ii) the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity. A holder of a variable interest or interests in a VIE is required to assess whether it has a controlling financial interest, and thus is required to consolidate the entity as primary beneficiary. An assessment of a controlling financial interest identifies the primary beneficiary as the variable interest holder that has both of the following characteristics (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. An ongoing reassessment of controlling financial interest is required to be performed based on any substantive changes in facts and circumstances involving the VIE and its variable interests.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

The Company makes its determination for consolidation based on a qualitative assessment of the purpose and design of a VIE, the terms and characteristics of variable interests of an entity, and the risks a VIE is designed to create and pass through to holders of variable interests. The Company generally provides credit protection on obligations issued by VIEs, and holds certain contractual rights according to the purpose and design of a VIE. The Company may have the ability to direct certain activities of a VIE depending on facts and circumstances, including the occurrence of certain contingent events, and these activities may be considered the activities of a VIE that most significantly impact the entity’s economic performance. The Company generally considers its guarantee of principal and interest payments of insured obligations, given nonperformance by a VIE, to be an obligation to absorb losses of the entity that could potentially be significant to the VIE. At the time the Company determines it has the ability to direct the activities of a VIE that most significantly impact the economic performance of the entity based on facts and circumstances, MBIA is deemed to have a controlling financial interest in the VIE and is required to consolidate the entity as primary beneficiary. The Company performs an ongoing reassessment of controlling financial interest that may result in consolidation or deconsolidation of any VIE. Refer to “Note 3: Recent Accounting Pronouncements” for information on the FASB amendment to consolidation of VIEs.

Wind-down Operations

In its asset/liability products segment, the Company invests in obligations issued by issuer-sponsored SPEs which are included in fixed-maturity securities held as available-for-sale. The Company evaluates issuer-sponsored SPEs to determine if the entity is a VIE. For all entities determined to be VIEs, the Company evaluates whether its investment is determined to have both of the characteristics of a controlling financial interest in the VIE. The Company performs an ongoing reassessment of controlling financial interests in issuer-sponsored VIEs based on investments held. MBIA does not have a controlling financial interest in any issuer-sponsored VIEs and is not the primary beneficiary of any issuer-sponsored VIEs. The Company’s exposure to the aforementioned VIEs is limited to its investments in these entities. The asset/liability products segment includes the consolidation of one VIE that holds fixed maturity securities at fair value consisting of alternative A-paper (“Alt-A”) non-agency RMBS securities. The Company formed and sponsored the VIE and is the primary beneficiary.

In the conduit segment, the Company manages and administers two multi-seller conduit SPEs (“Conduits”). The Conduits invest primarily in debt securities and fund the investments through the issuance of VIE notes and long-term debt. The liabilities and certain of the assets of the Conduits are supported by credit enhancement provided through MBIA Corp. The Conduits were designed to provide issuers an efficient source of funding for issued obligations, and to provide an opportunity for MBIA Corp. to issue financial guarantee insurance policies. The Conduits are VIEs and are consolidated by the Company as primary beneficiary.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of December 31, 2010 and 2009. The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs as well as the value of the assets and liabilities the Company has recorded for its interest in these VIEs as of December 31, 2010 and 2009. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and insured CDSs, and any investments in obligations issued by nonconsolidated VIEs.

	December 31, 2010
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments (1)	Premiums Receivable (2)	Insurance Loss Recoverable (3)	Unearned Premium Revenue (4)	Loss and Loss Adjustment Expense Reserves (5)	Derivative Liabilities (6)
Insurance:
Global structured finance:
Collateralized debt obligations	$30,628	$18,068	$126	$78	$—	$68	$—	$360
Mortgage-backed residential	56,828	18,494	71	95	2,270	93	598	3
Mortgage-backed commercial	5,547	3,138	—	2	—	2	—	—
Consumer asset-backed	11,709	6,780	19	30	—	29	—	—
Corporate asset-backed	42,380	22,468	246	325	5	340	—	—

Total global structured finance	$147,092	$68,948	$462	$530	$2,275	$532	$598	$363
Global public finance	42,370	21,201	—	225	—	280	—	—

Total insurance	$189,462	$90,149	$462	$755	$2,275	$812	$598	$363

(1)—Reported within “Investments” on MBIA’s consolidated balance sheets.

(2)—Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3)—Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4)—Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5)—Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6)—Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

	December 31, 2009
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments (1)	Premiums Receivable (2)	Insurance Loss Recoverable (3)	Unearned Premium Revenue (4)	Loss and Loss Adjustment Expense Reserves (5)	Derivative Liabilities (6)
Insurance:
Global structured finance:
Collateralized debt obligations	$56,175	$48,399	$141	$100	$—	$90	$148	$1,581
Mortgage-backed residential	74,520	26,518	190	137	2,258	137	1,141	3
Mortgage-backed commercial	6,244	3,403	—	3	—	3	—	1
Consumer asset-backed	16,186	9,568	15	47	—	44	20	—
Corporate asset-backed	55,012	30,760	275	538	5	543	—	3

Total global structured finance	$208,137	$118,648	$621	$825	$2,263	$817	$1,309	$1,588
Global public finance	41,387	19,263	—	190	—	264	—	—

Total insurance	$249,524	$137,911	$621	$1,015	$2,263	$1,081	$1,309	$1,588

(1)—Reported within “Investments” on MBIA’s consolidated balance sheets.

(2)—Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3)—Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4)—Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5)—Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6)—Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

The Company’s maximum exposure to loss as a result of its variable interests in nonconsolidated VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest that may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs, assuming a full credit event occurs. The maximum exposure to loss presented in the preceding tables is included in, and not incremental to, the insurance in force presented in “Note 16: Insurance in Force.”

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs are $14.1 billion and $13.1 billion, respectively, as of December 31, 2010, and $4.3 billion and $3.6 billion, respectively, as of December 31, 2009. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities.” Additional VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. During the year ended December 31, 2010, the Company recognized a $76 million pre-tax loss on initial consolidation of additional VIEs, and recognized no impact to earnings upon deconsolidation of VIEs during the period.

Holders of insured obligations of issuer-sponsored VIEs related to the Company’s structured finance and international insurance segment do not have recourse to the general assets of MBIA. In the event of nonpayment of an insured obligation issued by a consolidated VIE, the Company is obligated to pay principal and interest, when due, on the respective insured obligation only. The Company’s exposure to consolidated VIEs is limited to the credit protection provided on insured obligations and any additional variable interests held by MBIA. Creditors of the Conduits do not have recourse to the general assets of MBIA apart from the financial guarantee insurance policies provided by MBIA on insured obligations issued by the Conduits.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Insurance Premiums

The Company recognizes and measures premiums related to financial guarantee (non-derivative) insurance and reinsurance contracts in accordance with the accounting principles for financial guarantee insurance contracts.

As of December 31, 2010 and 2009, the Company reported premiums receivable of $1.6 billion and $2.0 billion, respectively, primarily related to installment policies for which premiums will be collected over the estimated term of the contracts. Premiums receivable for an installment policy is initially measured at the present value of premiums expected to be collected over the expected period or contract period of the policy using a risk-free discount rate. Premiums receivable for policies that use the expected period of risk due to expected prepayments are adjusted in subsequent measurement periods when prepayment assumptions change using the risk-free discount rate as of the remeasurement date. As of December 31, 2010 and 2009, the weighted average risk-free rate used to discount future installment premiums was 3.1% and 3.0%, respectively, and the weighted average expected collection term of the premiums receivable was 9.16 years and 9.13 years, respectively. For the years ended December 31, 2010 and 2009, the accretion of the premiums receivable was $48 million and $56 million, respectively, and is reported in “Scheduled premiums earned” on the Company’s consolidated statements of operations.

The Company evaluates whether any premiums receivable are uncollectible at each balance sheet date. If the Company determines that premiums are uncollectible, it records a write-off of such amounts in current earnings. The majority of the Company’s premiums receivable consists of the present values of future installment premiums that are not yet billed or due primarily from structured finance transactions. Given that premiums due to MBIA typically have priority over most other payment obligations of structured finance transactions, the Company determined that the amount of uncollectible premiums as of December 31, 2010 was insignificant.

As of December 31, 2010 and 2009, the Company reported reinsurance premiums payable of $71 million and $239 million, respectively, which represents the portion of the Company’s premiums receivable that is due to reinsurers. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.

The following tables present a roll forward of the Company’s premiums receivable for the years ended December 31, 2010 and 2009:

In millions				Adjustments
Premiums Receivable as of December 31, 2009	Accounting Transition Adjustment(1)	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other(2)	Premiums Receivable as of December 31, 2010	Reinsurance Premiums Payable as of December 31, 2010
$ 2,021	$(150)	$(253)	$12	$(42)	$48	$(47)	$1,589	$71

(1)—Reflects the adoption of the accounting principles for the consolidation of VIEs.

(2)—Primarily consists of unrealized gains (losses) due to foreign currency exchange rates.

In millions				Adjustments
Premiums Receivable as of December 31, 2008	Accounting Transition Adjustment(1)	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other(2)	Premiums Receivable as of December 31, 2009	Reinsurance Premiums Payable as of December 31, 2009
$ 8	$2,288	$(291)	$—	$(98)	$56	$58	$2,021	$239

(1)—Reflects the adoption of the accounting principles for financial guarantee insurance contracts.

(2)—Primarily consists of unrealized gains (losses) due to foreign currency exchange rates.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Insurance Premiums (continued)

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

In millions	Expected Collection of Premiums
Three months ended:
March 31, 2011	$47
June 30, 2011	65
September 30, 2011	46
December 31, 2011	56

Twelve months ended:
December 31, 2012	189
December 31, 2013	159
December 31, 2014	139
December 31, 2015	129

Five years ended:
December 31, 2020	496
December 31, 2025	317
December 31, 2030 and thereafter	406

Total	$2,049

The following table presents the unearned premium revenue balance and future expected premium earnings as of and for the periods presented:

In millions	Unearned Premium Revenue	Expected Future Premium Earnings		Accretion	Total Expected Future Premium Earnings
		Upfront	Installments
December 31, 2010	$4,145

Three months ended:
March 31, 2011	4,032	$64	$49	$11	$124
June 30, 2011	3,922	63	47	11	121
September 30, 2011	3,815	61	46	11	118
December 31, 2011	3,711	60	44	11	115

Twelve months ended:
December 31, 2012	3,322	230	159	41	430
December 31, 2013	2,978	212	132	38	382
December 31, 2014	2,666	196	116	35	347
December 31, 2015	2,379	180	107	32	319

Five years ended:
December 31, 2020	1,290	687	402	122	1,211
December 31, 2025	637	408	245	74	727
December 31, 2030 and thereafter	—	361	276	76	713

Total		$2,522	$1,623	$462	$4,607

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves

Loss and LAE Process

The Company’s insured portfolio management groups within its U.S. public finance insurance and structured finance and international insurance businesses (collectively, “IPM”) monitor MBIA’s outstanding insured obligations with the objective of minimizing losses. IPM meets this objective by identifying issuers that, because of deterioration in credit quality or changes in the economic, regulatory or political environment, are at a heightened risk of defaulting on debt service of obligations insured by MBIA. In such cases, IPM works with the issuer, trustee, bond counsel, servicer, underwriter and other interested parties in an attempt to alleviate or remedy the problem and avoid defaults on debt service payments. Once an obligation is insured, MBIA typically requires the issuer, servicer (if applicable) and the trustee to furnish periodic financial and asset-related information, including audited financial statements, to IPM for review. IPM also monitors publicly available information related to insured obligations. Potential problems uncovered through this review, such as poor financial results, low fund balances, covenant or trigger violations and trustee or servicer problems, or other events that could have an adverse impact on the insured obligation, could result in an immediate surveillance review and an evaluation of possible remedial actions. IPM also monitors and evaluates the impact on issuers of general economic conditions, current and proposed legislation and regulations, as well as state and municipal finances and budget developments.

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

The Company does not establish any case basis reserves for insured obligations that are assigned to “Caution List—Low,” “Caution List—Medium,” or “Caution List—High.” In the event MBIA expects to pay a claim with respect to an insured transaction, it places the insured transaction on its “Classified List” and establishes a case basis reserve. The following provides a description of each surveillance category:

“Caution List—Low”—Includes issuers where debt service protection is adequate under current and anticipated circumstances. However, debt service protection and other measures of credit support and stability may have declined since the transaction was underwritten and the issuer is less able to withstand further adverse events. Transactions in this category generally require more frequent monitoring than transactions that do not appear within a surveillance category. IPM subjects issuers in this category to heightened scrutiny.

“Caution List—Medium”—Includes issuers where debt service protection is adequate under current and anticipated circumstances, although adverse trends have developed and are more pronounced than for “Caution List – Low.” Issuers in this category may have breached one or more covenants or triggers. These issuers are more closely monitored by IPM but generally take remedial action on their own.

“Caution List—High”—Includes issuers where more proactive remedial action is needed but where no defaults on debt service payments are expected. Issuers in this category exhibit more significant weaknesses, such as low debt service coverage, reduced or insufficient collateral protection or inadequate liquidity, which could lead to debt service defaults in the future. Issuers in this category have breached one or more covenants or triggers and have not taken conclusive remedial action. Therefore, IPM adopts a remediation plan and takes more proactive remedial actions.

“Classified List”—Includes all insured obligations where MBIA has paid a claim or where a claim payment is expected. It also includes insured obligations where a significant LAE payment has been made, or is expected to be made, to mitigate a claim payment. This may include property improvements, bond purchases and commutation payments. Generally, IPM is actively remediating these credits where possible, including restructurings through legal proceedings, usually with the assistance of specialist counsel and advisors.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

In establishing case basis loss reserves, the Company calculates the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and the weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of the loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. If the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of December 31, 2010. For example, a higher discount rate applied to expected future payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to potential future recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company.

As of December 31, 2010, the majority of the Company’s case basis reserves and insurance loss recoveries were related to insured RMBS transactions, which are discussed below. The Company’s case basis reserves do not include estimated losses on policies insuring credit derivatives. Policies insuring credit derivative contracts are accounted for as derivatives and carried at fair value. Fair value is calculated using a price that would be paid to transfer the contract in an orderly transaction between market participants at the measurement date. As such, the fair value of the Company’s insured credit derivatives considers the price a hypothetical third-party market participant would require to assume the contract and, in general, not the price at which MBIA may settle the contract, either through litigation or other negotiations with counterparties of its contracts.

RMBS Case Basis Reserves and Recoveries

RMBS Reserves

The Company’s RMBS case basis reserves as of December 31, 2010, which relate to RMBS backed by home equity lines of credit (“HELOCs”) and closed-end second mortgages (“CES”), were determined through a process called the “Roll Rate Methodology”. The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model and a commercially available model to estimate expected ultimate cumulative losses on insured bonds. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case and an additional stress case). In calculating ultimate cumulative losses, the Company estimates the amount of loans that are expected to be “charged-off” (deemed uncollectible by servicers of the transactions) in the future. The Company assumes that such charged-off loans have zero recovery values.

“Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off. Generally, Roll Rates are calculated for the previous three months and averaged. The Company assumes that the Roll Rate for 90+ days delinquent loans is 100% except for loans within the additional stress case scenario, where the Company assumes a Roll Rate that is calculated using the actual observed average Roll Rate for 90+ day delinquent loans during the past twelve months. As of December 31, 2010, that Roll Rate used in the Company’s additional stress case scenario was 97%. Roll Rates for 30-59 days delinquent loans and 60-89 days delinquent loans are calculated on a transaction specific basis. The Roll Rates are applied to the amounts in the respective delinquency buckets based upon delinquencies as of November 30, 2010 to estimate future losses from loans that are delinquent as of the current reporting period.

Roll Rates for loans that are current as of November 30, 2010 (“Current Roll to Loss”) are calculated on a transaction-specific basis. A proportion of loans reported current as of November 30, 2010 is assumed to become delinquent every month, at a Current Roll to Loss rate that persists at a high level for a time and subsequently starts to decline. A key assumption in the model is the period of time in which the Company projects high levels of Current Roll to Loss to persist. In the Company’s base case, the Company assumes that the Current Roll to Loss begins to decline immediately and continues to decline over the next six months to 25% of their levels as of November 2010. In the stress case, the period of elevated delinquency and loss is extended by six months. In the additional stress case, the Company assumes that the current trends in delinquencies will remain through

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

mid-2012, after which time they will revert to the base case. For example, as of November 30, 2010, if 10% of the loans are in the 30-59 day delinquent bucket, and recent performance suggests that 30% of those loans will be charged-off, the Current Roll to Loss for the transaction is 3%. In the base case, it is then assumed that the Current Roll to Loss will reduce linearly to 25% of its original value over the next six months (i.e., 3% will linearly reduce to 0.75% over the six months from December 2010 to June 2011). After that six-month period, the Company further reduces the Current Roll to Loss to 0% by early 2014 with the expectation that the performing seasoned loans and an economic recovery will eventually result in loan performance reverting to historically low levels of default. In the model, the Company assumes that all current loans that become delinquent are “charged-off” after six months of delinquency.

In addition, in the Company’s loss reserve models for transactions secured by HELOCs, the Company considered borrower draw and repayment rates. For HELOCs, the current three-month average draw rate was used to project future draws on the line. For HELOCs and transactions secured by fixed-rate CES, the three-month average conditional repayment rate was used to project voluntary principal repayments. The current loans generate excess spread which offsets the losses and reduces the payments. Cash flows also assumed a constant basis spread between floating rate assets and floating rate insured debt obligations (the difference between Prime and LIBOR interest rates, minus any applicable fees). For all transactions, cash flow models considered allocations and other structural aspects of the transactions, including managed amortization periods, rapid amortization periods and claims against MBIA Corp.’s insurance policy consistent with such policy’s terms and conditions. For loans that remain current (not delinquent) throughout the projection period, the Company assumes that voluntary prepayments occur at the average rate experienced in the most recent three-month period. In developing multiple loss scenarios, stress is applied by elongating the Current Roll to Loss rate for various periods, simulating a slower improvement in the transaction performance. The estimated net claims from the procedure above were discounted using a risk-free rate to a net present value reflecting MBIA’s general obligation to pay claims over time and not on an accelerated basis. The above assumptions represent MBIA’s best estimates of how transactions will perform over time.

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, Roll Rates, and prepayment rates (including voluntary and involuntary). In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the peak levels the Company is modeling for six months longer than in the probability-weighted outcome, the addition to the case basis reserves before considering potential recoveries would be approximately $275 million.

Since the third quarter of 2009, paid claims in each month have been somewhat below that projected in the Company’s model. The Company has not modified its expectations to reflect this lower paid claims rate. The difference between actual and projected paid claims has not been significant.

The Company employs a similar approach to Alt-A transactions with limited exceptions. The three major exceptions are: 1) the timelines to charge-off depend on the delinquency bucket of a loan (e.g., a loan in the real estate owned bucket is on average liquidated more quickly than a loan in the foreclosure bucket), 2) the Company does not assume a 100% loss severity for charged-off Alt-A loans. The loss severity used for projections is the three-month average of the current loss severities for loans in an Alt-A transaction and 3) Current Roll to Loss stays at the November 30, 2010 level for five months before declining to 25% of this level over a 24 month period.

RMBS Recoveries

As of December 31, 2010, the Company recorded estimated recoveries of $2.5 billion, gross of income taxes, related to RMBS transactions. Of the total $2.5 billion in recoveries, $1.7 billion is recorded as “Insurance loss recoverable” and $835 million is recorded as “Loan repurchase commitments” within consolidated VIEs on the Company’s consolidated balance sheet. As of December 31, 2010, the Company’s estimated recoveries, net of reinsurance and income taxes, were $1.6 billion, which was 58% of the consolidated total shareholders’ equity of MBIA, excluding preferred stock of subsidiaries, and the related statutory measure was 59% of the statutory

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

capital of MBIA Corp. These estimated recoveries relate to the Company’s put-back claims of ineligible loans, which have been disputed by the loan sellers/servicers and are currently subject to litigation initiated by the Company to pursue recovery. In addition, there is a risk that the sellers/servicers or other responsible parties might not be able to satisfy their put-back obligations. While the Company believes that it will prevail in enforcing its contractual rights, there is uncertainty with respect to the ultimate outcome. Although it has been reported that government-sponsored market participants and bond insurers situated similarly to MBIA have been successful in putting back ineligible mortgages to sellers/servicers and receiving compensation and other guarantee insurers situated similarly to MBIA also have recorded expected recoveries for RMBS transaction losses, there can be no assurance that MBIA will successfully recover its contract claims.

Beginning in 2008, the Company engaged loan level forensic review consultants to re-underwrite/review a sample of the mortgage loan files underlying RMBS transactions insured by MBIA. The securitizations on which the Company has recorded losses contain well over 500,000 individual mortgages, of which over 48,000 mortgage loans were reviewed within 32 insured issues containing first and second-lien mortgage loan securitizations. The Company recorded recoveries related to 27 of these 32 issues. It is possible that the Company will review loan files within additional insured issues in the future if factors indicate that material recovery rights exist. During their review, the consultants utilized the same underwriting guidelines that the originators were to have used to qualify borrowers when originally underwriting the loans and determined that there were high proportions of ineligible mortgages within the sample. The forensic review consultants graded the individual mortgages that were sampled into an industry standard three level grading scale, defined as (i) Level 1—loans complied with specific underwriting guidelines, (ii) Level 2—loans contained some deviation from underwriting guidelines but also contained sufficient compensating factors, and (iii) Level 3—loans contained material deviation from the underwriting guidelines without any compensating factors.

Prior to the fourth quarter of 2009, the Company believed that the distribution of possible outcomes was evenly distributed around the par amount of loans reviewed that were eligible for put-back. Thus, the probability-weighted expected recovery value was equivalent to the par amount of the losses from files that were reviewed and found to have credit or credit and compliance breaches. In the fourth quarter of 2009 and subsequent, based on new information that became available, the Company estimated that it would more likely recover substantially more than the value of files already reviewed than not. Accordingly, the Company developed probability-based scenarios which were primarily based upon loan file reviews combined with extrapolation-based scenarios which included scenarios for the recoupment of expected future charge-offs from non-performing loans as well as a scenario of recovering total incurred losses. Importantly, the Company’s put-back claims are not only related to non-performing loans but to any loan where representations and warranties were breached.

During the fourth quarter of 2010, two important developments transpired which have led the Company to conclude that the practice of reviewing loans for purposes of assessing put-back recoveries is no longer necessary. First, the Company has determined that a sufficient number of loans in each securitization have already been reviewed to demonstrate widespread breaches of the contractual provisions of the agreements with the sponsors. Second, the Company received a favorable decision on the sampling motion in the Countrywide litigation (MBIA Insurance Corp. v. Countrywide Home Loans, Inc., et al, Index No. 08-602825 (N.Y. Sup. Ct.)). That decision indicates that MBIA can present representative samples of loans from each of the securitizations at issue in the case to establish its causes of action, including its breach-of-contract claims.

As a result of the above developments, the Company revised its put-back recovery scenarios in the fourth quarter of 2010. The Company replaced prior scenarios that were primarily based on loan file reviews with probability-based scenarios primarily based on the percentage of incurred losses the Company expects to collect. The Company’s recovery estimates are based on five scenarios that include full recovery of its incurred losses and limited/reduced recoveries due to litigation delays and risks and/or potential financial distress of the sellers/servicers. Probabilities are assigned across these scenarios, with most of the probability weight on partial recovery scenarios. However, based on the Company’s assessment of the strength of its contract claims, the Company believes it is entitled to collect the full amount of its incurred losses, which totaled $4.4 billion as of December 31, 2010.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The Company has developed estimates of breach rates primarily based upon loans with credit breaches or credit and compliance breaches because the Company believes that loans with these types of breaches are not judgmental and cannot be cured. The results of the loan file reviews across all insured issues have indicated breach rates in these categories in excess of 80%. Breach rates were determined by dividing the number of loans that contained credit and/or credit and compliance breaches by the total number of loans reviewed for a particular transaction.

The Company has not recognized potential recoveries related to sellers/servicers that MBIA has determined did not have sufficient capital and resources to honor their obligations. The Company assesses the potential financial distress of the sellers/servicers using external credit ratings and other factors. The impact of such factors on cash flows related to expected recoveries is incorporated into the Company’s probability-weighted scenarios. The indicative scenarios and related probabilities assigned to each scenario based on the Company’s judgment about their relative likelihoods of being realized are used to develop a distribution of possible outcomes. The sum of the probabilities assigned to all scenarios is 100%. Expected cash inflows from recoveries are discounted using the current risk-free rate associated with the underlying transaction, which ranged from 2.11% to 3.45%, depending upon the transaction’s expected average life.

The Company’s potential recoveries are typically based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. The RMBS transactions with respect to which MBIA has estimated put-back recoveries provide the Company with such rights. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, but is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of claim liability for a given policy. As of December 31, 2010, the expected value of recoveries related to RMBS paid claims reported in “Insurance loss recoverable” was $1.7 billion. Additionally, $835 million was recorded as “Loan repurchase commitments” within consolidated VIEs.

To date, sellers/servicers have not substituted loans which MBIA has put back, and the amount of loans repurchased has been insignificant. The unsatisfactory resolution of these put-backs has led MBIA to initiate litigation against five of the sellers/servicers to enforce their obligations. The Company has alleged several causes of action in its complaints, including breach of contract, fraudulent inducement and indemnification. MBIA’s aggregate $2.5 billion of estimated potential recoveries do not include damages from causes of action other than breach of contract. Irrespective of amounts recorded in its financial statements, MBIA is seeking to recover the full amount of its incurred losses and other damages. Currently, MBIA has received four decisions with regard to the motions to dismiss the Company’s claims, all of which have denied the defendants’ motions to dismiss, allowing each of the cases to proceed on, at minimum, the fraud and breach-of-contract claims. All of these decisions are being appealed. The motion to dismiss in the fifth case has just been filed. Additional information on the status of these litigations can be found in the “Recovery Litigation” discussion within “Note 24: Commitments and Contingencies.”

The Company’s assessment of the recovery outlook for insured RMBS issues is principally based on the following factors:

1.	the strength of the Company’s existing contract claims related to ineligible loan substitution/repurchase obligations;

2.	the improvement in the financial strength of issuers due to mergers and acquisitions and/or government assistance, which should facilitate their ability to comply with required loan repurchase/substitution obligations. The Company is not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. The Company’s assessment of any credit risk associated with these sponsors (or their successors) is reflected in the Company’s probability-weighted potential recovery scenarios;

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

3.	evidence of loan repurchase/substitution compliance by sellers/servicers for put-back requests made by other harmed parties with respect to ineligible loans; this factor is further enhanced by (i) Bank of America’s disclosure that it has resolved $8.0 billion of repurchase requests in the fourth quarter of 2010; (ii) the recent Fannie Mae settlements announced on December 23, 2010 with Ally Bank and with Bank of America (which also involved Freddie Mac) announced on December 31, 2010, and (iii) the Company’s settlement agreement entered into on July 16, 2010 between MBIA Corp. and the sponsor of several MBIA-insured mortgage loan securitizations in which MBIA Corp. received a payment in exchange for a release relating to its representation and warranty claims against the sponsor. This settlement also resolves all of MBIA’s representation and warranty claims against the sponsor on mutually beneficial terms and is substantially consistent with the recoveries previously recorded by the Company related to these exposures;

4.	the favorable outcome for MBIA on defendants’ motions to dismiss in the actions captioned MBIA Insurance Corp. v. Countrywide Home Loans, Inc., et al, Index No. 08-602825 (N.Y. Sup. Ct.) and MBIA Insurance Corp. v. Residential Funding Co., LLC, Index No. 603552/08 (N.Y. Sup. Ct.), MBIA v GMAC and MBIA Insurance Corp. v. Credit Suisse Securities where the respective courts each allowed MBIA’s fraud claims against the Countrywide, RFC, GMAC and Credit Suisse Securities defendants to proceed;

5.	the favorable outcome for MBIA on its motion to present evidence of Countrywide’s liability and damages through the introduction of a statistically valid random sample of loans rather than on a loan-by-loan basis; and

6.	loan repurchase reserves which have been publicly disclosed by certain sellers/servicers to cover such obligations.

The Company will continue to consider all relevant facts and circumstances, including the factors described above, in developing its assumptions on expected cash inflows, probability of potential recoveries (including the outcome of litigation) and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented as developments in the pending litigation proceedings occur or new litigation is initiated. While the Company believes it will be successful in realizing recoveries from contractual and other claims, the ultimate amounts recovered may be materially different from those recorded by the Company given the inherent uncertainty of the manner of resolving the claims (e.g., litigation) and the assumptions used in the required estimation process for accounting purposes which are based, in part, on judgments and other information that are not easily corroborated by historical data or other relevant benchmarks.

All of the Company’s policies insuring RMBS for which litigation has been initiated against sellers/servicers are in the form of financial guarantee insurance contracts. The Company has not recorded a gain contingency with respect to pending litigation.

Loss and LAE Activity

The Company’s losses and LAE for the year ended December 31, 2010 are presented in the following table:

In millions	Non-RMBS	RMBS	Total
Losses and LAE related to payments	$779	$659	$1,438
Recoveries of actual and expected payments	(537)	(656)	(1,193)

Gross losses incurred	242	3	245
Reinsurance	(7)	(6)	(13)

Losses and loss adjustment expenses	$235	$(3)	$232

During 2010, the Company incurred $232 million of loss and LAE expenses, which was primarily driven by ABS CDO transactions and U.S. public finance transactions. Loss and LAE expenses related to ABS CDOs was $118 million, after the elimination of a $71 million expense as a result of consolidating VIEs, and was driven by continued credit deterioration within the sector. Loss and LAE expenses related to U.S. public finance

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

transactions was $73 million and principally related to three housing transactions, two student loan transactions, a not-for-profit transaction and a health care transaction. These losses were partially offset by a net benefit of $3 million related to RMBS transactions, which is net of the elimination of a $60 million net benefit as a result of consolidating VIEs. The $656 million of RMBS recoveries of actual and expected payments in the preceding table comprised $609 million in actual and expected recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages and $47 million related to excess interest cash flows within the securitizations. Current period changes in the Company’s estimate of potential recoveries may impact the amount recorded as an asset for insurance loss recoverable, the amount of expected recoveries on unpaid losses netted against the gross loss and LAE reserve liability, or both.

Total paid losses, net of reinsurance and collections, for the year ended December 31, 2010 was $1.1 billion, after eliminating $42 million of net payments made on behalf of consolidated VIEs. Of the $1.1 billion of paid losses, $1.0 billion related to insured RMBS transactions, after eliminating $418 million of net payments made on behalf of consolidated VIEs. For the year ended December 31, 2010, the increase in insurance loss recoverable related to paid losses totaled $829 million, after eliminating $19 million of recoveries related to VIEs, and were primarily related to insured RMBS transactions.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2010:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	199	43	12	179	433
Number of issues(1)	40	26	12	110	188
Remaining weighted average contract period (in years)	9.4	6.9	9.1	9.4	9.2
Gross insured contractual payments outstanding(2):
Principal	$5,041	$1,419	$1,446	$11,190	$19,096
Interest	3,439	536	746	6,132	10,853

Total	$8,480	$1,955	$2,192	$17,322	$29,949

Gross claim liability	$—	$—	$—	$2,692	$2,692
Less:
Gross potential recoveries	—	—	—	4,045	4,045
Discount, net	—	—	—	27	27

Net claim liability (recoverable)	$—	$—	$—	$(1,380)	$(1,380)

Unearned premium revenue	$148	$16	$72	$141	$377

(1)—	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.
(2)—	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

The gross claim liability of $2.7 billion reported in the preceding table represents the Company’s estimate of undiscounted probability-weighted future claim payments, which primarily relate to insured RMBS transactions. The gross potential recoveries of $4.0 billion reported in the preceding table represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments, and also primarily relate to insured RMBS transactions. Both amounts reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2009:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	217	79	19	129	444
Number of issues(1)	51	30	15	95	191
Remaining weighted average contract period (in years)	10.4	11.5	5.5	8.0	8.8
Gross insured contractual payments outstanding(2):
Principal	$7,081	$2,581	$1,806	$14,639	$26,107
Interest	4,786	2,111	380	5,887	13,164

Total	$11,867	$4,692	$2,186	$20,526	$39,271

Gross claim liability	$—	$—	$—	$2,750	$2,750
Less:
Gross potential recoveries	—	—	—	3,380	3,380
Discount, net	—	—	—	42	42

Net claim liability (recoverable)	$—	$—	$—	$(672)	$(672)

Unearned premium revenue	$247	$43	$27	$113	$430

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2)—Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

The gross claim liability of $2.8 billion and gross potential recoveries of $3.4 billion reported in the preceding table primarily relate to insured RMBS transactions.

The following table provides the components of the Company’s insurance loss reserves and recoverables for insured obligations within MBIA’s classified list as reported on the Company’s consolidated balance sheets as of December 31, 2010 and 2009. The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

	As of December 31,
In millions	2010	2009
Loss reserves (claim liability)	$1,059	$1,510
LAE reserves	70	70

Loss and LAE reserves	$1,129	$1,580

Insurance claim loss recoverable	$(2,531)	$(2,413)
LAE insurance loss recoverable	—	(32)

Insurance loss recoverable	$(2,531)	$(2,445)

Reinsurance recoverable on unpaid losses	$14	$47
Reinsurance recoverable on LAE reserves	1	2
Reinsurance recoverable on paid losses	—	13

Reinsurance recoverable on paid and unpaid losses	$15	$62

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Loss and LAE reserves of $1.1 billion include $2.0 billion of reserves for expected future payments offset by expected recoveries of such future payments of $896 million. The insurance loss recoverable reported in the preceding table primarily relates to estimated recoveries of payments made by the Company resulting from ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans and expected future recoveries on RMBS transactions resulting from expected excess spread generated by performing loans in such transactions. The Company estimates that MBIA will be reimbursed for the majority of its potential recoveries related to ineligible mortgage loans, which represent the majority of the Company’s insurance loss recoverable, by year end 2012.

With respect to the Company’s RMBS exposure, before the elimination of amounts related to consolidated VIEs, the Company had 44 insured issues designated as “Classified List” with gross principal and interest payments outstanding of $10.2 billion and $4.2 billion, respectively. The gross claim liability and gross potential recoveries related to these 44 issues were $1.5 billion and $4.3 billion, respectively. The Company has performed loan file reviews on 30 of the 44 issues and recorded recoveries on 27 of those 30 issues that included loan file reviews. As of December 31, 2010, the 27 insured issues, those for which the Company performed loan file reviews and recorded recoveries, had gross principal and interest payments outstanding of $8.9 billion and $3.6 billion, respectively. The gross claim liability and gross potential recoveries related to the 27 issues were $1.2 billion and $4.2 billion, respectively. The gross potential recoveries of $4.2 billion include estimated recoveries based on the Company’s incurred loss to date.

The following tables present changes in the Company’s loss and LAE reserve for the years ended December 31, 2010 and 2009. Changes in the loss and LAE reserve attributable to the accretion of the claim liability discount, changes in discount rates, changes in assumptions, changes in the timing and amounts of estimated payments and recoveries, and changes in LAE are recorded in “Losses and loss adjustment” expenses in the Company’s statement of operations. As of December 31, 2010 and 2009, the weighted average risk-free rate used to discount the Company’s loss reserve (claim liability) was 2.73% and 3.14%, respectively. LAE reserves are expected to be settled within a one year period and are not discounted.

In millions	Changes in Loss and LAE Reserve for the Year Ended December 31, 2010									Gross Loss and LAE Reserve as of December 31, 2010
Gross Loss and LAE Reserve as of December 31, 2009	Accounting Transition Adjustment(1)	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Timing of Payments	Changes in Amount of Net Payments	Changes in Assumptions	Changes in Unearned Premium Revenue	Change in LAE Reserves
$ 1,580	$(364)	$(1,046)	$8	$28	$39	$(3)	$914	$(28)	$1	$1,129

(1)—Reflects the adoption of the accounting principles for the consolidation of VIEs.

The decrease in gross loss and LAE reserves reflected in the preceding table was primarily due to a decrease in reserves related to payment activity and an adjustment of $364 million related to the adoption of the amended accounting principles for the consolidation of VIEs. Offsetting these were changes in assumptions of $914 million due to additional defaults and charge-offs of ineligible mortgage loans in insured RMBS issues outstanding as of December 31, 2009.

In millions	Changes in Loss and LAE Reserve for the Year Ended December 31, 2009									Gross Loss and LAE Reserve as of December 31, 2009
Gross Loss and LAE Reserve as of December 31, 2008	Accounting Transition Adjustment(1)	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Timing of Payments	Changes in Amount of Net Payments	Changes in Assumptions	Changes in Unearned Premium Revenue	Change in LAE Reserves
$ 1,558	$(183)	$(2,274)	$5	$(19)	$285	$105	$2,084	$(43)	$62	$1,580

(1)—Reflects the adoption of the accounting principles for financial guarantee insurance contracts as described in “Note 3: Recent Accounting Pronouncements.”

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The increase in gross loss and LAE reserves reflected in the preceding table was primarily due to changes in assumptions of $2.1 billion due to additional defaults and charge-offs of ineligible mortgage loans in insured RMBS issues that were primarily outstanding as of December 31, 2008. Offsetting this was a decrease in reserves of $2.3 billion related to payment activity.

The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the year ended December 31, 2010. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in assumptions, changes in the timing and amounts of estimated collections and changes in LAE are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Year Ended December 31, 2010
In millions	Gross Reserve as of December 31, 2009	Accounting Transition Adjustment(1)	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Timing of Collections	Changes in Amount of Collections	Changes in Assumptions	Changes in LAE Recoveries	Gross Reserve as of December 31, 2010
Insurance Loss Recoverable	$2,445	$(594)	$(81)	$36	$(10)	$33	$(56)	$790	$(32)	$2,531
Recoveries on Unpaid Losses	831	(215)	—	15	(1)	—	(8)	259	15	896

Total	$3,276	$(809)	$(81)	$51	$(11)	$33	$(64)	$1,049	$(17)	$3,427

(1)—Reflects the adoption of the accounting principles for the consolidation of VIEs.

The Company’s insurance loss recoverable in the preceding table increased $86 million primarily due to changes in assumptions driven by estimates of potential recoveries primarily on issues outstanding as of December 31, 2009 resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, offset by a decrease due to the adoption of the amended accounting principles for the consolidation of VIEs. Recoveries on unpaid losses increased by $65 million primarily due to changes in assumptions offset by a decrease due to the adoption of the amended accounting principles for the consolidation of VIEs.

The following table presents changes in the Company’s insurance loss recoverable for the year ended December 31, 2009.

		Changes in Insurance Loss Recoverable for the Year Ended December 31, 2009
In millions	Gross Reserve as of December 31, 2008	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Timing of Collections	Changes in Amount of Collections	Changes in Assumptions	Changes in LAE Recoveries	Gross Reserve as of December 31, 2009
Insurance Loss Recoverable	$459	$(59)	$13	$(61)	$1	$—	$2,060	$32	$2,445

The insurance loss recoverable in the preceding table increased by $2.0 billion primarily driven by an increase in changes in assumptions from estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The following table presents the Company’s total estimated recoveries from ineligible mortgage loans included in certain insured first and second-lien mortgage loan securitizations. The total estimated recoveries from ineligible loans of $2.5 billion as of December 31, 2010 includes $1.7 billion recorded as “Insurance loss recoverable” and $835 million recorded as “Loan repurchase commitments” on the Company’s consolidated balance sheet.

In millions					Total Estimated Recoveries from Ineligible Loans as of December 31, 2010
Total Estimated Recoveries from Ineligible Loans as of December 31, 2009	Accretion of Future Collections	Changes in Discount Rates	Recoveries (Collections)	Changes in Assumptions
$ 1,575	$51	$21	$(67)	$937	$2,517

The $937 million of changes in assumptions in the preceding table primarily resulted from probability-weighted scenarios as described within the preceding “RMBS Recoveries” section.

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

	Years ended December 31,
In millions	2010	2009	2008
Loss adjustment expense incurred, gross	$91	$270	$20
Loss adjustment expense incurred, net	$86	$259	$(7)

Credit Impairments Related to Structured CMBS Pools and CRE CDOs Accounted for as Derivatives

Most of the structured CMBS pools and CRE CDOs insured by MBIA are accounted for as insured credit derivatives and are carried at their fair values in the Company’s consolidated financial statements. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments. In the absence of credit impairments, or the termination of derivatives at losses, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse before or at the maturity of the contracts.

Since insured credit derivatives have similar terms, conditions, risks, and economic profiles to financial guarantee insurance policies, they are evaluated for economic impairment periodically in the same way that loss and LAE reserves are estimated for financial guarantee insurance policies. Credit impairments on insured derivatives represent the present value of estimated expected future claim payments, net of recoveries, for such transactions using a discount rate of 5.93%, the same rate used to calculate statutory loss reserves. These credit impairments may differ from the fair values recorded in the Company’s consolidated financial statements. Although the Company’s statement of operations includes the changes in the fair values of these transactions, the Company regards the changes in credit impairment estimates as critical information for investors as it provides information about loss payments the Company expects to make.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

For the year ended December 31, 2010, the aggregate credit impairment on structured CMBS pools and CRE CDO portfolios was estimated to be $1.1 billion. The impairment is estimated using the Company’s loss reserve methodology, determined as the present value of the probability–weighted potential future losses, net of estimated recoveries, across multiple scenarios as described below. Although the pace of increases in the delinquency rate has slowed and many loans are being modified, liquidations have taken place. Some loans were liquidated with minimal losses of 1% to 2% while others experienced near complete losses. These have led to losses in the CMBS market and, in many cases, have resulted in reductions of enhancement to the individual CMBS bonds within the structured CMBS pools insured by MBIA. In a few cases, these losses have resulted in minimal deductible erosion in certain insured transactions. Bond level enhancement and pool level deductibles are structural features intended to mitigate losses to the Company. As that protection is eroded, impairments increase even in the absence of significant further collateral deterioration.

In the CRE CDO portfolio, transaction specific structures require managers to report reduced enhancement according to certain guidelines which often include downgrades even when the bond is still performing. Because of this, as well as additional collateral defaults, reported enhancement has been reduced significantly in some CRE CDOs. However, because of this many of the CRE CDO positions are amortizing more quickly than originally expected as most or all interest that would have been allocated to more junior classes within the CDO has been diverted and redirected to pay down the senior most classes insured by MBIA.

The Company has developed multiple scenarios to consider the range of potential outcomes in the CRE market and their impact on MBIA. The approaches require substantial judgments about the future performance of the underlying loans. The first approach considers the range of commutations achieved in the course of 2010, which included commutations of nineteen structured CMBS pools and CRE CDO policies totaling $7.0 billion of gross insured exposure. Additionally, one structured CMBS pool with $1.0 billion of gross insured exposure was contractually terminated. This approach results in an estimated price to commute the remaining policies with price estimates based on this experience. The second approach considers current delinquency rates and uses current and projected net operating income (“NOI”) and capitalization rates (“Cap Rates”) to project losses under two scenarios. In the first scenario, NOI and Cap Rates remain flat with no improvement over the remaining life of the loans (often six to seven more years). In the second scenario, loans are stratified by size with larger loans being valued utilizing lower Cap Rates than for smaller loans. This scenario also assumes that Cap Rates and NOIs remain flat for the near term and then begin to improve slowly. Additionally, in this scenario, any loan with a balance greater than $75 million with a debt service coverage ratio less than 1.0x or that was reported as being in any stage of delinquency, was reviewed individually so that performance and loss severity could be more accurately determined. Specific loan level assumptions for this large loan subset were then incorporated into this scenario.

A third approach stratifies loans into debt service coverage buckets and uses default probabilities implied by a third-party default study for each bucket to project defaults. The implied defaults are converted into losses using a loss severity assumption. This approach relies on year-end financial statements at the property level. In modeling these scenarios, the Company has received financial statements for 2009 or later on approximately 84% of the properties in the pools. As the Company continues to see more current market performance statistics regarding modifications and liquidations in this cycle, the Company will continue to de-emphasize this more actuarial-based approach and focus more on those scenarios which best reflect current market observations.

A fourth approach stratifies loans into buckets based on delinquency status (including a “current” bucket) and utilizes recent Roll Rates actually experienced within each of the commercial mortgage-backed index (“CMBX”) series in order to formulate an assumption to predict future delinquencies. Ultimately, this generates losses over a projected time horizon based on the assumption that loss severities will remain at the peak level for a given time period and then decrease over time. This approach was applied in two scenarios. In the first scenario, the Company assumes that 90% of the loans greater than 90 days delinquent (and those projected to roll into late stage delinquency from the current and lesser stage levels of delinquency) are liquidated. In the second scenario, the Company assumes that 75% of these loans are liquidated and that 25% are modified and returned to current. These estimates are based on the levels of modifications that took place in the fixed-rate conduit universe in 2010. Whether CMBS collateral is included in a structured pool or in a CRE CDO, the Company believes the modeling related to the

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

underlying bond should be the same. Additionally for one of the transactions, small allocations of other collateral were included (specifically Real Estate Investment Trust debt and RMBS/ABS). This collateral was modeled in keeping with protocol used for modeling other asset classes, including multi-sector CDOs.

The loss severities projected by these scenarios vary widely, from moderate to substantial losses. The Company assigns a wide range of probabilities to these scenarios, with lower severity scenarios being weighted more heavily than higher severity scenarios. This reflects the view that liquidations will continue to be mitigated by loan extensions and modifications, and that property values and NOIs have bottomed for many sectors and markets in the U.S. For the year ended December 31, 2010, the probability-weighted loss estimate was $1.1 billion. If macroeconomic stress escalates or there is a “double dip” recession, higher delinquencies, higher levels of liquidations of delinquent loans and higher severities of loss upon liquidation, MBIA may incur substantial additional losses.

Actual losses will be a function of the proportion of loans in the pools that are foreclosed and liquidated and the loss severities associated with those liquidations. If the deductibles in the Company’s insured transactions and underlying referenced CMBS transactions are fully eroded, additional property level losses upon foreclosures and liquidations could result in substantial losses for MBIA. Since foreclosures and liquidations have only recently begun to take place during this economic cycle, particularly for larger loans and assets, ultimate loss rates remain uncertain.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments

Financial Instruments

The following table presents the carrying value and fair value of financial instruments reported on the Company’s consolidated balance sheets as of December 31, 2010 and 2009:

	As of December 31, 2010		As of December 31, 2009
In millions	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Investments held as available-for-sale and held at fair value	$11,668	$11,668	$12,576	$12,576
Other investments	259	259	255	255
Cash and cash equivalents	366	366	803	803
Receivable for investments sold	8	8	18	18
Derivative assets:
Insured derivatives	0	0	756	756
Non-insured derivatives	4	4	110	110

Total derivative assets	4	4	866	866
Assets of consolidated VIEs:
Cash	764	764	—	—
Investments held-to-maturity	4,188	3,909	3,132	2,800
Fixed-maturity securities held as available-for-sale	190	190	516	516
Fixed-maturity securities at fair value	5,241	5,241	128	128
Loans receivable	2,183	2,183	482	482
Loan repurchase commitments	835	835	—	—
Derivative assets	699	699	—	—
Liabilities:
Investment agreements	2,005	2,172	2,726	2,836
Medium-term notes	1,740	766	2,285	1,008
Securities sold under agreements to repurchase	471	454	502	475
Short-term debt	65	65	18	18
Long-term debt	1,851	1,155	2,224	1,206
Payable for investments purchased	2	2	16	16
Derivative liabilities:
Insured derivatives	4,375	4,375	4,583	4,583
Non-insured derivatives	242	242	11	11

Total derivative liabilities	4,617	4,617	4,594	4,594
Warrants	58	58	28	28
Liabilities of consolidated VIEs:
Variable interest entity notes	10,590	10,285	3,180	2,754
Long-term debt	360	340	433	327
Derivative liabilities	2,104	2,104	9	9
Financial Guarantees:
Gross	5,275	3,906	6,535	4,777
Ceded	112	48	420	246

Valuation Techniques

Valuation techniques for financial instruments measured at fair value and included in the preceding table are described below. The Company’s assets and liabilities measured at fair value have been categorized according to the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Fixed-Maturity Securities (including short-term investments) Held as Available-For-Sale and Fixed-Maturity Securities Held at Fair Value

U.S. Treasury and government agency—U.S. Treasury securities are valued based on quoted market prices in active markets. The fair value of U.S. Treasuries is based on live trading feeds. U.S. Treasury securities are categorized in Level 1 of the fair value hierarchy. Government agency securities include debentures and other agency mortgage pass-through certificates as well as to-be-announced (“TBA”) securities. TBA securities are liquid and have quoted market prices based on live data feeds. Fair value of mortgage pass-through certificates is obtained via a simulation model, which considers different rate scenarios and historical activity to calculate a spread to the comparable TBA security. Government agency securities generally use market-based and observable inputs. As such, these securities are classified as Level 2 of the fair value hierarchy.

Foreign governments—Foreign government obligations are generally valued based on quoted market prices in active markets, and are categorized in Level 1 of the fair value hierarchy. When quoted market prices are not available, fair value is determined using a valuation model based on observable inputs including interest rate yield curves, cross-currency basis index spreads, and country credit spreads for structures similar to the financial instrument in terms of issuer, maturity and seniority. These financial instruments are generally categorized in Level 2 of the fair value hierarchy. Bonds that contain significant inputs that are not observable are categorized as Level 3.

Corporate obligations—Corporate obligations are valued using recently executed transaction prices or quoted market prices where observable. When observable price quotations are not available, fair value is determined using a valuation model based on observable inputs including interest rate yield curves, CDS spreads for similar instruments, and diversity scores. Corporate obligations are generally categorized in Level 2 of the fair value hierarchy or categorized in Level 3 when significant inputs are unobservable. Corporate obligations are classified as Level 1 of the fair value hierarchy when quoted market prices in an active market for identical financial instruments are available.

Mortgage-backed securities and asset-backed securities—MBS and ABS are valued using recently executed transaction prices. When position-specific quoted prices are not available, MBS and ABS are valued based on quoted prices for similar securities. If quoted prices are not available, MBS and ABS are valued using a valuation model based on observable inputs including interest rate yield curves, spreads, prepayments and volatilities, and categorized in Level 2 of the fair value hierarchy. MBS and ABS are categorized in Level 3 of the fair value hierarchy when significant inputs are unobservable.

State and municipal bonds—State and municipal bonds are valued using recently executed transaction prices, quoted prices or valuation models based on observable inputs including interest rate yield curves, bond or CDS spreads, and volatility. State and municipal bonds are generally categorized in Level 2 of the fair value hierarchy, or categorized in Level 3 when significant inputs are unobservable.

Investments Held-To-Maturity

The fair values of investments held-to-maturity are determined using recently executed transaction prices or quoted prices when available. When position-specific quoted prices are not available, fair values of investments held-to-maturity are based on quoted prices of similar securities. When quoted prices for similar investments are not available, fair values are based on valuation models using observable inputs including interest rate yield curves, and bond spreads of similar securities.

Other Investments

Other investments include the Company’s interest in equity securities. Fair values of other investments are determined by using quoted prices, or valuation models that use market-based and observable inputs. Other investments are categorized in Level 1, Level 2, or Level 3 of the fair value hierarchy.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Cash and Cash Equivalents, Receivable for Investments Sold and Payable for Investments Purchased

The carrying amounts of cash and cash equivalents, receivable for investments sold and payable for investments purchased approximates fair values due to the short maturities of these instruments.

Loans Receivable at Fair Value

Loans receivable at fair value comprise loans held by consolidated VIEs consisting of residential mortgage loans, commercial mortgage loans and other whole business loans. Fair values of residential mortgage loans are determined using quoted prices for MBS with similar characteristics and adjusted for the fair values of the financial guarantee obligations provided by MBIA Corp. on the related MBS. Fair values of commercial mortgage loans are valued based on quoted prices of similar collateralized MBS. Loans receivable at fair value are categorized in Level 3 of the fair value hierarchy.

Loan Repurchase Commitments

Loan repurchase commitments are obligations owed by the sellers/servicers of mortgage loans to RMBS trusts consolidated under the amended accounting principles for the consolidation of VIEs. This asset represents the rights of the trusts against the sellers/servicers for representations and warranties that the securitized residential mortgage loans sold to the trust comply with stated underwriting guidelines and for the sellers/servicers to cure, replace, or repurchase mortgage loans that fail to comply. Fair value measurements of loan repurchase commitments represent the amounts owed by the sellers/servicers to the trusts. Loan repurchase commitments are not securities and no quoted prices or comparable market transaction information are observable or available. Loan repurchase commitments at fair value are categorized in Level 3 of the fair value hierarchy. Fair values of loan repurchase commitments are determined using discounted cash flow techniques based on observable inputs including:

•	estimates of future cash flows for the asset;

•	expectations about possible variations in the amount and/or timing of the cash flows representing the uncertainty inherent in the cash flows;

•	time value of money, represented by the rate on risk-free monetary assets;

•	the price for bearing the uncertainty inherent in the cash flows (risk premium); and

•	other case-specific factors that would be considered by market participants.

Refer to the discussion of “RMBS Recoveries” within “Note 6: Loss and Loss Adjustment Expense Reserves” for a further description of how these estimates of future cash flows for the assets are determined, as well as the additional risk margins and discounts applied.

Investment Agreements

The fair values of investment agreements are determined using discounted cash flow techniques based on observable interest rates currently being offered for similar agreements with comparable maturity dates. Investment agreements contain collateralization and termination agreements that substantially mitigate the nonperformance risk of the Company.

Medium-Term Notes

The fair values of MTNs are determined using discounted cash flow techniques based on inputs including observable interest rates currently being offered for similar notes with comparable maturity dates, and nonperformance risk. Nonperformance risk is determined using the Company’s own credit spreads.

The Company has elected to record four MTNs at fair value. Fair values of such notes are determined using quoted market prices or discounted cash flow techniques. Significant inputs into the valuation include yield curves and spreads to the swap curve. As these notes are not actively traded, certain significant inputs (e.g., spreads to the swap curve) are unobservable. MTNs are categorized as Level 3 of the fair value hierarchy.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Variable Interest Entity Notes

The fair values of VIE notes are determined based on recently executed transaction prices or quoted prices where observable. When position-specific quoted prices are not observable, fair values are based on quoted prices of similar securities. Fair values based on quoted prices of similar securities may be adjusted for factors unique to the securities, including any credit enhancement. When observable quoted prices are not available, fair value is determined based on discounted cash flow techniques of the underlying collateral using observable inputs including interest rate yield curves and bond spreads of similar securities. VIE notes are categorized in Level 2 or Level 3 of the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.

Securities Sold Under Agreements to Repurchase

The fair values of securities sold under agreements to repurchase are determined using discounted cash flow techniques based on observable inputs including interest rates on similar repurchase agreements. Securities sold under agreements to repurchase include term reverse repurchase agreements that contain credit enhancement provisions including over-collateralization agreements to sufficiently mitigate the nonperformance risk of the Company.

Long-term Debt

Long-term debt consists of notes, debentures, surplus notes and floating rate liquidity loans. The fair value of long-term notes, debentures and surplus notes are estimated based on quoted prices for the identical or similar securities. The fair value for floating rate liquidity loans are determined using discounted cash flow techniques of the underlying collateral pledged to the specific loans, as these loans are non-recourse and fully backed by a pool of underlying assets.

Derivatives—Asset/Liability Products

The asset/liability products business has entered into derivative transactions primarily consisting of interest rate, cross currency, credit default and principal protection guarantees. Fair values of OTC derivatives are determined using valuation models based on observable inputs, nonperformance risk of the Company’s own credit and nonperformance risk of the counterparties. Observable and market-based inputs include interest rate yields, credit spreads and volatilities. These derivatives are categorized in Level 2 or Level 3 of the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.

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

In certain cases, the Company also manages credit risk through collateral agreements that give the Company the right to hold or the obligation to provide collateral when the current market value of derivative contracts exceeds an exposure threshold. Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure the derivative. The delivery of high-quality collateral can minimize credit exposure and mitigate the potential for nonperformance risk impacting the fair values of the derivatives.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Derivatives—Insurance

The derivative contracts insured by MBIA cannot be legally traded and generally do not have observable market prices. MBIA Corp. determines the fair values of insured credit derivatives using valuation models. These models include the Binomial Expansion Technique (“BET”) model and an internally developed model referred to as the “Direct Price Model.” For a limited number of other insured credit derivatives, fair values are determined using the Black-Scholes option pricing model and a dual-default model, depending on the type and structure of the contract. The valuation of insured derivatives includes the impact of its own credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as their fair value is derived using significant unobservable inputs.

Description of MBIA’s Insured Derivatives

As of December 31, 2010, the Company had $110.2 billion of gross par outstanding on insured derivatives. The majority of MBIA’s insured derivatives are “credit derivatives” that reference structured pools of cash securities and CDS. The Company generally insured the most senior liabilities of such transactions and, at transaction closing, the Company’s exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral backing the Company’s insured derivatives was cash securities and CDS referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, CRE loans, and CDO securities. As of December 31, 2010, the gross par outstanding of the Company’s insured credit derivatives totaled $99.5 billion. The remaining $10.7 billion of gross par outstanding on insured derivatives as of December 31, 2010 primarily related to insured “interest rate” and “inflation-linked” swaps for which the Company has insured counterparty credit risk.

Most of MBIA’s insured CDS contracts require MBIA to make payments for losses of the principal outstanding under the contracts when losses on the underlying referenced collateral exceed a predetermined deductible. MBIA’s gross par outstanding and maximum payment obligation under these contracts as of December 31, 2010 was $76.6 billion. The underlying referenced collateral for contracts executed in this manner largely consist of investment grade corporate debt, structured CMBS pools and, to a lesser extent, corporate and multi-sector CDOs (in CDO-squared transactions). MBIA’s multi-sector and CDO-squared transactions contain substantial RMBS-related collateral. As of December 31, 2010, MBIA also had $22.9 billion of gross par outstanding on insured CDS contracts that require MBIA to make timely interest and ultimate principal payments.

Considerations Regarding an Observable Market for MBIA’s Insured Derivatives

Insured derivatives are not transferable, and quoted prices or market transactions are generally not available for identical or similar contracts. While market prices are generally available for traded securities and market standard CDS contracts, MBIA’s insured derivatives are unique which make comparisons to market standard CDS contracts unreliable. Market standard CDS contracts are instruments that reference securities, such as corporate bonds, in which quoted prices are observable for the underlying reference obligation. Market standard CDS contracts also include provisions requiring collateral posting, and cash settlement upon default of the underlying reference obligation.

MBIA’s insured CDS contracts are designed to replicate the Company’s financial guarantee insurance policies, and do not contain typical CDS market standard features for collateral posting or cash settlement upon default of the underlying reference obligation. The Company’s insured CDS contracts provide credit protection on collateralized securities or reference portfolios of securities, and benefit from credit enhancement, including a stated deductible or subordination. The Company is not required to post collateral in any circumstance. MBIA payments under an insured derivative contract are due after an aggregate amount of losses are incurred on the underlying reference obligations in excess of the deductible or subordination amounts. Once such losses exceed the deductible or subordination amounts, MBIA is generally obligated to pay the losses, net of recoveries, on any subsequent defaults on the reference obligations. Certain insured CDS contracts also provide for further deferrals of payment at the option of MBIA. In the event of a failure to pay an amount due under the insured CDS by MBIA

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Corp. or the insolvency of MBIA Corp., the counterparty may terminate the insured CDS and make a claim for the amount due, which would be based on the fair value of the insured CDS at such time. An additional difference between the Company’s insured derivatives and typical market standard CDS contracts is that the Company’s contract, like its financial guarantee contracts, generally cannot be accelerated by the counterparty in the ordinary course of business but only upon the occurrence of certain events including the failure to pay an amount due under the CDS or the insolvency of the financial guarantee insurer of the CDS, MBIA Corp. or MBIA UK Insurance Ltd (“MBIA UK”). Similar to the Company’s financial guarantee insurance contracts, all insured CDS policies are unconditional and irrevocable obligations of the Company and are not transferable unless the transferees are also licensed to write financial guarantee insurance policies. Since insured CDS contracts are accounted for as derivatives under relevant accounting guidance for derivative instruments and hedging activities, MBIA Corp. did not defer the charges associated with underwriting the CDS policies and they were expensed at origination.

Occasionally, insured CDS contracts are terminated by agreement between MBIA and the counterparty. When these contracts are terminated, any settlement amounts paid are evaluated and considered as a data point in pricing other similar insured derivative contracts whenever possible.

Valuation Models Used

Approximately 68% of the balance sheet fair value of insured credit derivatives as of December 31, 2010 was valued using the BET Model. Approximately 31% of the balance sheet fair value of insured credit derivatives as of December 31, 2010 was valued using the internally developed Direct Price Model. An immaterial amount of insured credit derivatives were valued using other methods, including the Black-Scholes option pricing model and a dual default model.

A. Description of the BET Model

1. Valuation Model Overview

The BET Model was originally developed by Moody’s to estimate the loss distribution on a diverse pool of assets. The Company has modified this technique in an effort to incorporate more market information and provide more flexibility in handling pools of inhomogeneous assets. The modifications are (a) the Company uses market credit spreads to determine default probability instead of using historical loss experience, and (b) for collateral pools where the spread distribution is characterized by extremes, the Company models each segment of the pool individually instead of using an overall pool average.

The BET Model estimates what a bond insurer would charge to guarantee a transaction at the measurement date, based on the market-implied default risk of the underlying collateral and the remaining structural protection in a deductible or subordination. This approach assumes that bond insurers would be willing to accept these contracts from the Company at a price equal to what the Company could issue them for in the current market. While the premium charged by financial guarantors is not a direct input into the Company’s model, the model estimates such premium and this premium increases as the probability of loss increases, driven by various factors including rising credit spreads, negative credit migration, lower recovery rates, lower diversity score and erosion of deductible or subordination.

Inputs to the process of determining fair value for structured transactions using the BET Model include estimates of collateral loss, allocation of loss to separate tranches of the capital structure, and calculation of the change in value.

•	Estimates of aggregated collateral losses are calculated by reference to the following (described in further detail under “BET Model Inputs” below):

•	credit spreads of underlying collateral based on actual spreads or spreads on similar collateral with similar ratings, or in some cases is benchmarked;

•	diversity score of the collateral pool as an indication of correlation of collateral defaults; and

•	recovery rate for all defaulted collateral.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

•	Allocation of losses to separate tranches of the capital structure according to priority of payments in a transaction.

•

The unrealized gain or loss on a transaction inception to date is the difference between the original price of the risk (the original market-implied expected loss) and the current price of the risk based on the assumed market-implied expected losses derived from the model.

Additional structural assumptions of the BET Model are:

•	Default probabilities are determined by three factors: credit spread, recovery rate after default, and the time period under risk.

•	Frequencies of defaults are modeled evenly over time.

•	Collateral assets are generally considered on an average basis rather than being modeled on an individual basis.

•

Collateral asset correlation is modeled using a diversity score which is calculated based on industry or sector concentrations. Recovery rates are based on historical averages and updated based on market evidence.

2. Model Strengths and Weaknesses

The primary strengths of the BET Model:

•

The model takes account of transaction structure and key drivers of fair value. Transaction structure includes par insured, weighted average life, level of deductible or subordination (if any), and composition of collateral.

•

The model is a consistent approach to marking positions that minimizes the level of subjectivity. The Company has also developed a hierarchy for usage of various market-based spread inputs that reduces the level of subjectivity, especially during periods of high illiquidity.

•

The model uses market-based inputs including credit spreads for underlying reference collateral, recovery rates specific to the type and credit rating of reference collateral, diversity score of the entire collateral pool, and MBIA’s CDS and derivative recovery rate level.

The primary weaknesses of the BET Model:

•	As of December 31, 2010, some of the model inputs were either unobservable or derived from illiquid markets which might adversely impact the model’s reliability.

•

The BET Model requires an input for collateral spreads. However, some securities are quoted only in price terms. For securities that trade substantially below par, the calculation of spreads from price to spread can be subjective.

•	Results may be affected by using average spreads and a single diversity factor, rather than using specific spreads for each piece of underlying collateral and collateral-specific correlations.

3. BET Model Inputs

a. Credit spreads

The average spread of collateral is a key input as the Company assumes credit spreads reflect the market’s assessment of default probability for each piece of collateral. Spreads are obtained from market data sources published by third parties (e.g., dealer spread tables for assets most closely resembling collateral within the Company’s transactions) as well as collateral-specific spreads on the underlying reference obligations provided by trustees or market sources. Also, when these sources are not available, the Company benchmarks spreads for collateral against market spreads or prices. This data is reviewed on an ongoing basis for reasonableness and applicability to the Company’s derivative portfolio. The Company also calculates spreads based on quoted prices and on internal assumptions about expected life, when pricing information is available and spread information is not.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The actual calculation of pool average spread varies depending on whether the Company is able to use collateral-specific credit spreads or generic spreads as an input.

•

If collateral-specific spreads are available, the spread for each individual piece of collateral is identified and a weighted average is calculated by weighting each spread by the corresponding par exposure.

•

If collateral-specific credit spreads are not available, the Company uses generic spread tables based on asset class and average rating of the collateral pool. Average credit rating for the collateral is calculated from the weighted average rating factor (“WARF”) for the collateral portfolio and then mapped to an appropriate spread. WARF is based on a 10,000 point scale designed by Moody’s where lower numbers indicate better credit quality. Ratings are not spaced equally on this scale because the marginal difference in default probability at higher rating quality is much less than at lower rating levels. The Company obtains WARF from the most recent trustee’s report or the Company calculates it based on the collateral credit ratings. For a WARF calculation, the Company identifies the credit ratings of all collateral (using, in order of preference as available, Moody’s, S&P or Fitch ratings), then converts those credit ratings into a rating factor on the WARF scale, averages those factors (weighted by par) to create a portfolio WARF, and then maps the portfolio WARF back into an average credit rating for the pool. The Company then applies this pool rating to a market spread table or index appropriate for the collateral type to determine the generic spread for the pool which becomes the market-implied default input into the BET model.

•	If there is a high dispersion of ratings within a collateral pool, the collateral is segmented into different rating groups and each group is used in calculating the overall average.

•

When spreads are not available on either a collateral-specific basis or ratings-based generic basis, MBIA uses its hierarchy of spread sources (discussed below) to identify the most appropriate spread for that asset class to be used in the model.

The Company uses the spread hierarchy listed below in determining which source of spread information to use, with the rule being to use CDS spreads where available and cash security spreads as the next alternative. Cash security spreads reflect trading activity in funded fixed-income instruments while CDS spreads reflect trading levels for non-funded derivative instruments. While both markets are driven partly by an assessment of the credit quality of the referenced security, there are factors which create significant differences. These factors include CDS spreads driven by speculative activity as the CDS market facilitates both long and short positions without ownership of the underlying security, allowing for significant leverage.

Spread Hierarchy:

•	Collateral-specific credit spreads when observable.

•	Sector-specific spread tables by asset class and rating.

•	Corporate spreads, including Bloomberg and Risk Metrics spread tables based on rating.

•	Benchmark from most relevant market source when corporate spreads are not directly relevant.

If current market-based spreads are not available, the Company applies either sector-specific spreads from spread tables provided by dealers or corporate spread tables. The sector-specific spread applied depends on the nature of the underlying collateral. Transactions with corporate collateral use the corporate spread table. Transactions with asset-backed collateral use one or more of the dealer asset-backed tables. If there are no observable market spreads for the specific collateral, and sector-specific and corporate spread tables are not appropriate to estimate the spread for a specific type of collateral, the Company uses the fourth alternative in its hierarchy. This includes using tranched corporate collateral, where the Company applies corporate spreads as an input with an adjustment for its tranched exposure.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

As of December 31, 2010, sector-specific spreads were used in 7% of the transactions valued using the BET Model. Corporate spreads were used in 36% of the transactions and spreads benchmarked from the most relevant spread source were used for 57% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy, including using actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. The spread source can also be identified by whether or not it is based on collateral WARF. No collateral-specific spreads are based on WARF, sector-specific and corporate spreads are based on WARF, and some benchmarked spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spreads were used for 86% of the transactions.

Over time the data inputs change as new sources become available, existing sources are discontinued or are no longer considered to be reliable or the most appropriate. It is always the Company’s objective to move to higher levels on the spread hierarchy table defined above. However, the Company may on occasion move to lower priority inputs due to the discontinuation of data sources or due to the Company considering higher priority inputs no longer representative of market spreads

b. Diversity Scores

Diversity scores are a means of estimating the diversification in a portfolio. The diversity score estimates the number of uncorrelated assets that are assumed to have the same loss distribution as the actual portfolio of correlated assets. A lower diversity score represents higher assumed correlation, increasing the chances of a large number of defaults, and thereby increasing the risk of loss in the senior tranche. A lower diversity score will generally have a negative impact on the valuation for the Company’s senior tranche. The calculation methodology for a diversity score includes the extent to which a portfolio is diversified by industry or asset class, which is either calculated internally or reported by the trustee on a regular basis. Diversity scores are calculated at transaction origination, and adjusted as the collateral pool changes over time. MBIA’s internal modeling of the diversity score is based on Moody’s methodology.

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

d. Input Adjustments for Insured CMBS Derivatives in the Current Market

Current Commercial Mortgage-Backed Index Input Adjustment

Approximately $39.1 billion gross par of MBIA’s insured derivative transactions as of December 31, 2010 includes substantial amounts of CMBS and commercial mortgage collateral. Since the CMBX is now quoted in price terms and the BET model requires a spread input, it is necessary to convert CMBX prices to spreads. Through the third quarter of 2010, the Company assumed that a portion of the CMBX price reflected market illiquidity. The Company assumed this illiquidity component was the difference between par and the price of the highest priced CMBX triple-A series. The Company assumed that the price of each CMBX index has two components: an illiquidity component and a loss component. The market implied losses were assumed to be the difference of par less the liquidity adjusted price. These loss estimates were converted to spreads using an internal estimate of duration. Beginning in the fourth quarter of 2010, the Company determined that it would not be appropriate to continue to use a CMBS illiquidity component in the models due to increased liquidity in the marketplace. This adjustment increased the Company’s derivative liability by approximately $119 million.

e. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

through the BET model at discount rates which include MBIA CDS spreads as of December 31, 2010. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than the Company’s recovery derivative price multiplied by the unadjusted derivative liability.

B. Description of Direct Price Model

1. Valuation Model Overview

The Direct Price Model was developed internally to address weaknesses in the Company’s BET model specific to valuing insured multi-sector CDOs, as previously discussed. There are three significant model inputs used in determining fair value using the Direct Price Model. Significant inputs include market prices obtained or estimated for all collateral within a transaction, the present value of the market-implied potential losses calculated for the transaction, and the impact of nonperformance risk.

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

Fair value of collateral is based on quoted prices when available. When quoted prices are not available, a matrix pricing grid is used based on security type and rating to determine fair value of collateral which applies an average based on securities with the same rating and security type categories.

•	Interest rates

The present value of the market-implied potential losses was calculated assuming that MBIA deferred all principal losses to the legal final maturity. This was done through a cash flow model that calculated potential interest payments in each period and the potential principal loss at the legal final maturity. These cash flows were discounted using the LIBOR flat swap curve.

•	Nonperformance risk

The methodology for calculating MBIA’s nonperformance risk is the same as used for the BET model. Due to the current level of MBIA CDS spread rates and the long tenure of these transactions, the derivative recovery rate was used to estimate nonperformance risk for all transactions marked by this model.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Overall Model Results

As of December 31, 2010 and 2009, the Company’s net insured derivative liability was $4.4 billion and $3.8 billion, respectively, and was primarily related to the fair values of insured credit derivatives, based on the results of the aforementioned pricing models. In the current environment the most significant driver of changes in fair value is nonperformance risk. In aggregate, the nonperformance calculation results in a pre-tax net insured derivative liability which is $12.1 billion and $14.8 billion lower than the net liability that would have been estimated if the Company excluded nonperformance risk in its valuation as of December 31, 2010 and 2009, respectively. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of the Company’s economic condition, that the Company will be able to pay all claims when due.

The Company reviews the model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads are observable for similar transactions, those spreads are an integral part of the analysis. For example, new insured transactions that resemble existing (previously insured) transactions are considered, as well as negotiated settlements of existing transactions. This data is rare or non-existent in recent periods. MBIA Corp. did negotiate settlements of three insured CDS transactions in July 2010 and 27 in December 2010. In assessing the reasonableness of the fair value estimate for insured CDS, the Company considered the executed prices for those transactions as well as a review of internal consistency with MBIA’s methodology.

Warrants

Stock warrants issued by the Company are recorded at fair value based on a modified Black-Scholes model. Inputs into the warrant valuation include interest rates, stock volatilities and dividend data. As all significant inputs are market-based and observable, warrants are categorized in Level 2 of the fair value hierarchy.

Financial Guarantees

Gross Financial Guarantees—The fair value of gross financial guarantees is determined using discounted cash flow techniques based on inputs that include (i) assumptions of expected losses on financial guarantee policies where loss reserves have not been recognized, (ii) amount of losses expected on financial guarantee policies where loss reserves have been established, (iii) the cost of capital reserves required to support the financial guarantee liability, and (iv) discount rates. The MBIA Corp. CDS spread and recovery rate are used as the discount rate for MBIA Corp., while the Assured Guaranty Corp. CDS spread and recovery rate are used as the discount rate for National. Discount rates are adjusted to reflect nonperformance risk of the Company. Fair value of gross financial guarantees does not consider future installment premium receipts or returns on invested upfront premiums as inputs.

The carrying value of MBIA’s gross financial guarantees consists of unearned premium revenue and loss and LAE reserves as reported on MBIA’s consolidated balance sheets.

Ceded Financial Guarantees—The fair value of ceded financial guarantees is determined by applying the percentage ceded to reinsurers to the related fair value of the gross financial guarantees. The carrying value of ceded financial guarantees consists of prepaid reinsurance premiums and reinsurance recoverable on paid losses as reported on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following fair value hierarchy tables present information about the Company’s assets (including short-term investments) and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2010
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$915	$149	$—	$—	$1,064
Foreign governments	409	94	11	—	514
Corporate obligations	—	2,567	155	—	2,722
Mortgage-backed securities:
Residential mortgage-backed agency	—	1,548	41	—	1,589
Residential mortgage-backed non-agency	—	414	48	—	462
Commercial mortgage-backed	—	120	17	—	137
Asset-backed securities:
Collateralized debt obligations	—	146	191	—	337
Other asset-backed	—	272	374	—	646
State and municipal bonds	—	748	—	—	748

Total taxable bonds	1,324	6,058	837	—	8,219
Tax exempt bonds:
State and municipal bonds	—	2,787	50	—	2,837
Other fixed-maturity investments	13	19	—	—	32

Total fixed-maturity investments	1,337	8,864	887	—	11,088
Money market securities	553	—	—	—	553
Perpetual preferred securities	—	172	91	—	263
Other	16	5	—	—	21

Total	1,906	9,041	978	—	11,925
Derivative assets:
Non-insured derivative assets:
Credit derivatives	—	3	—	—	3
Interest rate derivatives	—	57	5	—	62
Other	—	—	—	(61)	(61)

Total derivative assets	—	60	5	(61)	4

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2010
Assets of consolidated VIEs:
U.S. Treasury and government agency	4	—	—	—	4
Corporate obligations	7	360	80	—	447
Mortgage-backed securities:
Residential mortgage-backed agency	—	37	—	—	37
Residential mortgage-backed non-agency	—	2,709	40	—	2,749
Commercial mortgage-backed	—	904	23	—	927
Asset-backed securities:
Collateralized debt obligations	—	583	245	—	828
Other asset-backed	—	352	83	—	435
State and municipal taxable and tax-exempt bonds	—	4	—	—	4

Total fixed maturity securities at fair value	11	4,949	471	—	5,431
Loans receivable	—	—	2,183	—	2,183
Loan repurchase commitments	—	—	835	—	835
Derivative assets:
Credit derivatives	—	—	687	—	687
Interest rate derivatives	—	12	—	—	12

Total assets	$1,917	$14,062	$5,159	$(61)	$21,077

Liabilities:
Medium-term notes	$—	$—	$116	$—	$116
Derivative liabilities:
Insured derivatives:
Credit derivatives	—	25	4,350	—	4,375
Non-insured derivatives:
Interest rate derivatives	—	297	—	—	297
Currency derivatives	—	6	—	—	6
Other	—	—	—	(61)	(61)
Other liabilities:
Warrants	—	58	—	—	58
Liabilities of consolidated VIEs:
Variable interest entity notes	—	2,007	4,673	—	6,680
Derivative liabilities:
Credit derivatives	—	—	1,455	—	1,455
Interest rate derivatives	—	635	—	—	635
Currency derivatives	—	—	14	—	14

Total liabilities	$—	$3,028	$10,608	$(61)	$13,575

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2009
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$602	$87	$6	$—	$695
Foreign governments	470	104	12	—	586
Corporate obligations	—	1,945	281	—	2,226
Mortgage-backed securities:
Residential mortgage-backed agency	—	1,588	48	—	1,636
Residential mortgage-backed non-agency	—	507	64	—	571
Commercial mortgage-backed	—	56	20	—	76
Asset-backed securities:
Collateralized debt obligations	—	164	245	—	409
Other asset-backed	—	691	401	—	1,092
State and municipal bonds	—	707	—	—	707

Total taxable bonds	1,072	5,849	1,077	—	7,998
Tax exempt bonds:
State and municipal bonds	—	2,765	50	—	2,815
Other fixed maturity investments	—	22	19	—	41

Total fixed-maturity investments	1,072	8,636	1,146	—	10,854
Money market securities	1,682	—	—	—	1,682
Perpetual preferred securities	—	200	77	—	277
Other	16	—	—	—	16

Total	2,770	8,836	1,223	—	12,829
Derivative assets:
Insured derivatives:
Credit derivatives	—	5	751	—	756
Noninsured derivatives:
Credit derivatives	—	10	—	—	10
Interest rate derivatives	—	111	17	—	128
Currency derivatives	—	82	3	—	85
Other	—	—	—	(113)	(113)

Total derivative assets	—	208	771	(113)	866

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2009
Assets of consolidated VIEs:
Corporate obligations	8	120	—	—	128
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	112	166	—	278
Commercial mortgage-backed	—	—	3	—	3
Asset-backed securities:
Collateralized debt obligations	—	—	42	—	42
Other asset-backed	—		193	—	193

Total assets	$2,778	$9,276	$2,398	$(113)	$14,339

Liabilities:
Medium-term notes	$—	$—	$110	$—	$110
Derivative liabilities:
Insured derivatives:
Credit derivatives	—	33	4,550	—	4,583
Non-insured derivatives:
Credit derivatives	—	5	—	—	5
Interest rate derivatives	—	252	11	—	263
Currency derivatives	—	20	—	—	20
Other	—	—	—	(277)	(277)

Total derivative liabilities	—	310	4,561	(277)	4,594
Other liabilities:
Warrants	—	28	—	—	28
Liabilities of consolidated VIEs:
Derivative liabilities:
Credit derivatives	—	9	—	—	9

Total liabilities	$—	$347	$4,671	$(277)	$4,741

Level 3 assets were $5.2 billion and $2.4 billion as of December 31, 2010 and 2009, respectively, and represented approximately 24% and 17% of total assets measured at fair value, respectively. Level 3 liabilities were $10.6 billion and $4.7 billion as of December 31, 2010 and 2009, respectively, and represented approximately 78% and 99% of total liabilities measured at fair value, respectively. The following tables present information about changes in Level 3 assets (including short—term investments) and liabilities measured at fair value on a recurring basis for the years ended December 31, 2010 and 2009:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2010

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets Still Held as of December 31, 2010
Assets:
U.S. Treasury & government agency	$6	$—	$—	$—	$—	$21	—	$(27)	$—	$—
Foreign governments	12	—	—	—	1	5	—	(7)	11	—
Corporate obligations	281	(1)	—	37	(2)	(155)	81	(86)	155	—
Residential mortgage-backed agency	48	—	—	3	—	(6)	41	(45)	41	—
Residential mortgage-backed non-agency	64	(3)	—	38	—	(22)	53	(82)	48	—
Commercial mortgage-backed	20	—	—	2	(1)	(4)	2	(2)	17	—
Collateralized debt obligations	245	(14)	—	76	—	(101)	142	(157)	191	—
Other asset-backed	401	—	—	22	—	(54)	32	(27)	374	—
State and municipal tax-exempt bonds	50	—	—	1	—	(1)	—	—	50	—
Other fixed-maturity investments	19	—	—	—	—	(19)	—	—	—	—
Perpetual preferred securities	77	—	—	16	—	(2)	—	—	91	—
Assets of consolidated VIEs:
Corporate obligations	—	—	6	—	—	81	3	(10)	80	(19)
Residential mortgage-backed non-agency	166	(1)	(2)	3	—	(122)	25	(29)	40	4
Commercial mortgage-backed	3	—	19	—	—	23	2	(24)	23	(1)
Collateralized debt obligations	42	—	(71)	—	—	272	9	(7)	245	8
Other asset-backed	193	—	97	—	—	(148)	—	(59)	83	3
Loans receivable	—	—	36	—	21	2,126	—	—	2,183	36
Loan repurchase commitments	—	—	—	—	—	835	—	—	835	—

Total assets	$1,627	$(19)	$85	$198	$19	$2,729	$390	$(562)	$4,467	$31

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities Still Held as of December 31, 2010
Liabilities:
Medium-term notes	$110	$—	$13	$—	$(7)	$—	$—	$—	$116	$13
Credit derivatives, net	3,799	282	609	—	—	(340)	—	—	4,350	1,338
Interest derivatives, net	(6)	(8)	5	—	4	—	—	—	(5)	3
Currency derivatives, net	(3)	—	5	—	(2)	—	—	—	—	—
Liabilities of consolidated VIEs:
VIE notes	—	—	522	—	39	4,112	—	—	4,673	522
Credit derivatives, net	—	—	23	—	—	745	—	—	768	24
Currency derivatives, net	—	—	—	—	—	14	—	—	14	—

Total liabilities	$3,900	$274	$1,177	$—	$34	$4,531	$—	$—	$9,916	$1,900

(1)—Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year ended December 31, 2009

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets Still Held as of December 31, 2009
Assets:
U.S. Treasury & government agency	$32	$1	$—	$(1)	$—	$(26)	$—	$6	$—
Foreign governments	130	—	—	(4)	(1)	(18)	(95)	12	—
Corporate obligations	587	—	—	3	(1)	(130)	(178)	281	—
Residential mortgage-backed agency	156	—	—	12	—	(33)	(87)	48	—
Residential mortgage-backed non-agency	184	(28)	—	106	—	(111)	(87)	64	—
Commercial mortgage-backed	32	(1)	—	9	1	(12)	(9)	20	—
Collateralized debt obligations	502	(154)	—	157	—	(111)	(149)	245	—
Other asset— backed	544	(9)	—	102	—	(113)	(123)	401	—
State and municipal tax-exempt bonds	49	—	—	(1)	—	2	—	50	—
State and municipal taxable bonds	46	(4)	—	4	—	(46)	—	—	—
Other fixed-maturity investments	58	—	—	—	—	(39)	—	19	—
Perpetual preferred securities	45	—	—	33	—	(1)	—	77	—
Assets of consolidated VIEs:
Residential mortgage-backed non-agency	213	—	(6)	(73)	—	40	(8)	166	—
Commercial mortgage-backed	—	—	—	—	—	3	—	3	—
Collateralized debt obligations	51	—	(2)	(5)	—	(2)	—	42	—
Other asset-backed	368	—	(85)	(86)	—	(4)	`—	193

Total assets	$2,997	$(195)	$(93)	$256	$(1)	$(601)	$(736)	$1,627	$—

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities Still Held as of December 31, 2009
Liabilities:
Medium-term notes	$176	$—	$(67)	$—	$1	$—	$—	$110	$(67)
Derivatives, net	5,498	(341)	(1,343)	2	(6)	—	(20)	3,790	(1,129)

Total liabilities	$5,674	$(341)	$(1,410)	$2	$(5)	$—	$(20)	$3,900	$(1,196)

(1)—Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $390 million and $562 million, respectively, for the year ended December 31, 2010. Transfers into and out of Level 2 were $562 million and $390 million, respectively, for the year ended December 31, 2010. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. CDOs, corporate obligations, RMBS non-agency and other asset-backed comprised the majority of the transferred instruments. There were no transfers into or out of Level 1. For the year ended December 31, 2010, the net unrealized losses related to the transfers into Level 3 was $10 million and the net unrealized gains related to the transfers out of Level 3 was $120 million.

Transfers into and out of Level 3 were $115 million and $871 million, respectively, for the year ended December 31, 2009. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligation, other ABS and CDOs comprised the majority of the transferred instruments. For the year ended December 31, 2009, the net unrealized gains related to the transfers into Level 3 was $15 million and the net unrealized gains related to the transfers out of Level 3 was $81 million.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the years ended December 31, 2010 and 2009 are reported on the consolidated statements of operations as follows:

	December 31, 2010
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(609)	$(274)	$(11)	$—	$(460)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of December 31, 2010	$(1,338)	$—	$(3)	$—	$(515)

	December 31, 2009
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$1,380	$146	$(11)	$—	$—

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of December 31, 2009	$1,140	$—	$(11)	$—	$—

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Fair Value Option

The Company elected to record at fair value certain financial instruments of the VIEs that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others. Refer to “Note 3: Recent Accounting Pronouncements” for a description of the adoption and election of the aforementioned accounting guidance.

The following tables present the changes in fair value included in the Company’s consolidated statement of operations for the year ended December 31, 2010 for all financial instruments for which the fair value option was elected.

	Year Ended December 31, 2010
In millions	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Total Changes in Fair Value
Fixed-maturity securities held at fair value	$374	$29	$403
Loans receivable at fair value:
Residential mortgage loans	295	452	747
Other loans	(26)	—	(26)
Loan repurchase commitments	336	63	399
Other assets	26	394	420
Long-term debt	(661)	(565)	(1,226)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2010 for loans and long-term debt for which the fair value option has been elected.

	As of December 31, 2010
In millions	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$3,334	$2,014	$1,320
Residential mortgage loans (90 days or more past due)	243	—	$243
Other loans	412	124	$288
Other loans (90 days or more past due)	149	45	104

Total loans receivable at fair value	$4,138	$2,183	$1,955
Long-term debt	$17,217	$6,680	$10,537

Substantially all gains and losses included in earnings during the year ended December 31, 2010 on loans receivable and long-term debt reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the long-term debt, resulting in depressed pricing of the financial instruments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments

The Company’s fixed-maturity portfolio consists of high-quality (average rating double-A) taxable and tax-exempt investments of diversified maturities. Other investments primarily comprise equity investments, including those accounted for under the equity method and highly rated perpetual securities that bear interest and are callable by the issuer. The following tables present the amortized cost, fair value and other-than-temporary impairments of fixed-maturity investments and other investments designated as available for sale in the consolidated investment portfolio of the Company as of December 31, 2010 and 2009:

	December 31, 2010
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,055	$12	$(3)	$1,064	$—
Foreign governments	496	19	(1)	514	—
Corporate obligations	2,786	49	(117)	2,718	—
Mortgage-backed securities:
Residential mortgage-backed agency	1,563	39	(13)	1,589	—
Residential mortgage-backed non-agency	605	36	(180)	461	(155)
Commercial mortgage-backed	116	24	(2)	138	—
Asset-backed securities:
Collateralized debt obligations	521	1	(191)	331	(86)
Other asset-backed	762	1	(118)	645	—

Total	7,904	181	(625)	7,460	(241)
State and municipal bonds:
Tax-exempt bonds	2,921	19	(104)	2,836	—
Taxable bonds	793	7	(52)	748	—

Total state and municipal bonds	3,714	26	(156)	3,584	—

Total fixed-maturity investments	11,618	207	(781)	11,044	(241)
Other investments:
Perpetual preferred securities	276	8	(22)	262	—
Other investments	38	3	—	41	—
Money market securities	552	—	—	552	—

Total other investments	866	11	(22)	855	—
Assets of consolidated VIEs:
Asset-backed securities:
Collateralized debt obligations	91	—	(1)	90	—
Other asset-backed	98	2	—	100	—

Total available-for-sale investments	$12,673	$220	$(804)	$12,089	$(241)

(1)—Represents the amount of other-than-temporary losses recognized in accumulated other comprehensive income (loss) since the adoption of the accounting guidance for other-than-temporary impairments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

	December 31, 2009
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$697	$7	$(10)	$694	$—
Foreign governments	564	22	—	586	—
Corporate obligations	2,429	31	(232)	2,228	—
Mortgage-backed securities:
Residential mortgage-backed agency	1,599	43	(5)	1,637	—
Residential mortgage-backed non-agency	875	37	(342)	570	(116)
Commercial mortgage-backed	82	1	(7)	76	—
Asset-backed securities:
Collateralized debt obligations	814	—	(405)	409	(114)
Other asset-backed	1,232	16	(157)	1,091	—

Total	8,292	157	(1,158)	7,291	(230)
State and municipal bonds:
Tax-exempt bonds	2,827	30	(42)	2,815	—
Taxable bonds	761	3	(58)	706	—

Total state and municipal bonds	3,588	33	(100)	3,521	—

Total fixed-maturity investments	11,880	190	(1,258)	10,812	(230)
Other investments:
Perpetual preferred securities	339	3	(62)	280	—
Other investments	56	—	—	56	—
Money market securities	1,682	—	—	1,682	—

Total other investments	2,077	3	(62)	2,018	—
Assets of consolidated VIEs:
Mortgage-backed securities:
Residential mortgage-backed non-agency	418	—	(140)	278	(68)
Commercial mortgage-backed	4	—	(1)	3	(1)
Asset-backed securities:
Collateralized debt obligations	53	—	(11)	42	(15)
Other asset-backed	278	—	(85)	193	(86)

Total available-for-sale investments	$14,710	$193	$(1,557)	$13,346	$(400)

(1)—Represents the amount of other-than-temporary losses recognized in accumulated other comprehensive income (loss) since the adoption of the accounting guidance for other-than-temporary impairments.

The fair value of securities on deposit with various regulatory authorities was $11 million and $16 million as of December 31, 2010 and 2009, respectively. These deposits are required to comply with state insurance laws.

A portion of the obligations under investment agreements require the Company to pledge securities as collateral. As of December 31, 2010 and 2009, the fair value of securities pledged as collateral with respect to these investment agreements approximated $2.4 billion and $2.6 billion, respectively. Additionally, the Company pledged cash as collateral under investment agreements in the amount of $113 million and $315 million as of December 31, 2010 and 2009, respectively.

During the third quarter of 2010, the Company transferred certain securities previously classified as held-to-maturity to available-for-sale. The classification change was due to the Company’s current intention to sell securities as a part of its ongoing plan to wind down its conduit business. As of the December 31, 2010, the securities that were transferred had a carrying value of $189 million and there was an immaterial amount of net unrealized gains recognized in accumulated other comprehensive income in connection with the transfer.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table presents the distribution by contractual maturity of available-for-sale fixed-maturity investments at amortized cost and fair value as of December 31, 2010. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,351	$1,354	$—	$—
Due after one year through five years	1,633	1,677	—	—
Due after five years through ten years	986	967	—	—
Due after ten years through fifteen years	859	847	—	—
Due after fifteen years	3,222	3,035	—	—
Mortgage-backed	2,284	2,188	—	—
Asset-backed	1,283	976	189	190

Total fixed-maturity investments	$11,618	$11,044	$189	$190

Investments that are held-to-maturity are reported on the Company’s consolidated balance sheets at amortized cost. These investments, which primarily relate to the Company’s consolidated VIEs, primarily consist of ABS and loans issued by major national and international corporations and other structured finance clients. As of December 31, 2010, the amortized cost and fair value of held-to-maturity investments totaled $4.2 billion and $3.9 billion, respectively. There were no unrecognized gross gains as of December 31, 2010. Unrecognized gross losses were $279 million as of December 31, 2010. As of December 31, 2009, the amortized cost and fair value of held-to-maturity investments totaled $3.1 billion and $2.8 billion, respectively. Unrecognized gross gains were $8 million and unrecognized gross losses were $339 million as of December 31, 2009. The following table presents the distribution of held-to-maturity investments by contractual maturity at amortized cost and fair value as of December 31, 2010:

			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$149	$149
Due after one year through five years(1)	1	1	—	—
Due after five years through ten years	—	—	—	—
Due after ten years through fifteen years	—	—	—	—
Due after fifteen years	—	—	—	—
Mortgage-backed	—	—	—	—
Asset-backed	—	—	4,039	3,760

Total held-to-maturity investments	$1	$1	$4,188	$3,909

(1)—Relates to tax credit investments reported in “Other investments” on the consolidated balance sheet.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

As of December 31, 2010 and 2009, the Company recorded net unrealized losses of $584 million and $1.4 billion, respectively, on available-for-sale securities, comprised of fixed-maturity and other investments, which included $804 million and $1.6 billion, respectively, of gross unrealized losses. The following tables present the gross unrealized losses included in accumulated other comprehensive income (loss) as of December 31, 2010 and 2009, related to available-for-sale fixed-maturity and other investments. These tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$370	$(3)	$—	$—	$370	$(3)
Foreign governments	66	(1)	—	—	66	(1)
Corporate obligations	663	(13)	634	(104)	1,297	(117)
Mortgage-backed securities:
Residential mortgage-backed agency	811	(11)	59	(2)	870	(13)
Residential mortgage-backed non-agency	25	(2)	336	(178)	361	(180)
Commercial mortgage-backed	11	—	23	(2)	34	(2)
Asset-backed securities:
Collateralized debt obligations	3	—	316	(191)	319	(191)
Other asset-backed	61	(2)	504	(116)	565	(118)

Total	2,010	(32)	1,872	(593)	3,882	(625)
State and municipal bonds:
Tax-exempt bonds	2,016	(83)	181	(21)	2,197	(104)
Taxable bonds	432	(26)	135	(26)	567	(52)

Total state and municipal bonds	2,448	(109)	316	(47)	2,764	(156)

Total fixed-maturity investments	4,458	(141)	2,188	(640)	6,646	(781)
Other investments:
Perpetual preferred securities	—	—	231	(22)	231	(22)
Other investments	3	—	—	—	3	—

Total other investments	3	—	231	(22)	234	(22)
Assets of consolidated VIEs:
Asset-backed securities:
Collateralized debt obligations	62	(1)	5	—	67	(1)
Other asset-backed	7	—	—	—	7	—

Total	$4,530	$(142)	$2,424	$(662)	$6,954	$(804)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$427	$(10)	$—	$—	$427	$(10)
Foreign governments	1	—	72	—	73	—
Corporate obligations	296	(41)	953	(191)	1,249	(232)
Mortgage-backed securities:
Residential mortgage-backed agency	275	(2)	77	(3)	352	(5)
Residential mortgage-backed non-agency	99	(33)	352	(309)	451	(342)
Commercial mortgage-backed	15	(1)	29	(6)	44	(7)
Asset-backed securities:
Collateralized debt obligations	54	(39)	340	(366)	394	(405)
Other asset-backed	82	(2)	627	(155)	709	(157)

Total	1,249	(128)	2,450	(1,030)	3,699	(1,158)
State and municipal bonds:
Tax-exempt bonds	1,092	(17)	354	(25)	1,446	(42)
Taxable bonds	362	(18)	194	(40)	556	(58)

Total state and municipal bonds	1,454	(35)	548	(65)	2,002	(100)

Total fixed-maturity investments	2,703	(163)	2,998	(1,095)	5,701	(1,258)
Other investments:
Perpetual preferred securities	—	—	267	(62)	267	(62)
Other investments	—	—	5	—	5	—

Total other investments	—	—	272	(62)	272	(62)
Assets of consolidated VIEs:
Mortgage-backed securities:
Residential mortgage-backed non-agency	159	(43)	119	(97)	278	(140)
Commercial mortgage-backed	3	(1)	—	—	3	(1)
Asset-backed securities:
Collateralized debt obligations	42	(11)	—	—	42	(11)
Other asset-backed	193	(85)	—	—	193	(85)

Total	$3,100	$(303)	$3,389	$(1,254)	$6,489	$(1,557)

Gross unrealized losses on available-for-sale securities, comprised of fixed-maturity and other investments, of $804 million as of December 31, 2010 decreased from $1.6 billion as of December 31, 2009 primarily as a result of increased market prices on securities held by the Company resulting from an improvement in market related conditions. Gross unrealized losses as of December 31, 2010 are primarily related to ABS, MBS, and corporate obligations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of ABS included in the Company’s consolidated investment portfolio as of December 31, 2010 for which fair value was less than amortized cost. Of the total $958 million of fair value and $310 million of unrealized losses of ABS, $783 million of fair value and $222 million of unrealized losses relates to ABS included in the Company’s asset/liability products investment portfolio. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of December 31, 2010 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Asset-Backed Sector	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS CDO	$41	$(1)	$23	$(5)	$6	$(3)	$2	$(1)	$43	$(129)	$—	$—	$115	$(139)
Corporate CDO	182	(26)	52	(6)	1	—	21	(10)	5	(8)	12	(7)	273	(57)
Auto loans	10	—	2	—	15	—	2	—	13	—	—	—	42	—
Credit cards	97	(3)	32	—	—	—	—	—	—	—	—	—	129	(3)
Equipment Leases	—	—	—	—	—	—	34	(3)	—	—	—	—	34	(3)
Small business/ student loans	21	(3)	—	—	—	—	24	(6)	13	(1)	—	—	58	(10)
Other ABS	100	(9)	13	(3)	78	(12)	45	(6)	26	(6)	45	(62)	307	(98)

Total	$451	$(42)	$122	$(14)	$100	$(15)	$128	$(26)	$100	$(144)	$57	$(69)	$958	$(310)

Eighty-four percent of the Company’s investments in ABS reported in the preceding table were rated investment grade with 47% rated Aaa. Of the $958 million of ABS investments reported in the preceding table, $352 million include the benefit of guarantees provided by MBIA Corp. and $206 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed ABS investments using the higher of the guarantors’ ratings or the underlying bond ratings was Aa2 and the average underlying credit rating of guaranteed ABS investments, without giving effect to the guarantees, was A1. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $188 million or 20% of the securities included in the preceding table were rated below investment grade.

The following table presents the fair values and gross unrealized losses by credit rating category of MBS included in the Company’s consolidated investment portfolio as of December 31, 2010 for which fair value was less than amortized cost. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of December 31, 2010 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Mortgage-backed Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
RMBS:
Collateralized	$114	$(3)	$53	$(16)	$9	$—	$—	$—	$29	$(47)	$—	$—	$205	$(66)
Home Equity	3	—	96	(31)	3	—	6	(1)	124	(70)	—	—	232	(102)
Pass-through securities	777	(11)	—	—	—	—	—	—	—	—	—	—	777	(11)
Other	3	—	17	(10)	1	—	—	—	12	(4)	—	—	33	(14)
CMBS	2	—	15	(2)	—	—	1	—	—	—	—	—	18	(2)

Total	$899	$(14)	$181	$(59)	$13	$—	$7	$(1)	$165	$(121)	$—	$—	$1,265	$(195)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Eighty-seven percent of the Company’s investments in MBS reported in the preceding table were rated investment grade with 71% rated Aaa. Of the $1.3 billion of MBS investments reported in the preceding table, $24 million include the benefit of guarantees provided by MBIA Corp. and $268 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed MBS investments using the higher of the guarantors’ ratings or the underlying bond ratings was Aa1 and the average underlying credit rating of guaranteed MBS investments, without giving effect to the guarantees, was Aa3. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $307 million or 24% of the securities included in the preceding table were rated below investment grade.

The following table presents the fair values and gross unrealized losses by credit rating category of direct corporate obligations included in the Company’s consolidated investment portfolio as of December 31, 2010 for which fair value was less than amortized cost. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of December 31, 2010 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Corporate Obligations	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate Obligations	$84	$—	$204	$(14)	$692	$(56)	$235	$(34)	$59	$(4)	$23	$(9)	$1,297	$(117)

Total	$84	$—	$204	$(14)	$692	$(56)	$235	$(34)	$59	$(4)	$23	$(9)	$1,297	$(117)

Ninety-four percent of the Company’s investments in corporate obligations reported in the preceding table were rated investment grade with 6% rated Aaa. Of the $1.3 billion of corporate obligations reported in the preceding table, $17 million include the benefit of guarantees provided by National, $22 million include the benefit of guarantees provided by MBIA Corp., and $70 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed corporate obligations included in the preceding table using the higher of the guarantors’ ratings or the underlying bond ratings was Aaa and the average underlying credit rating of these guaranteed corporate obligations without giving effect to the guarantees was Aaa. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp. and National, $60 million or 5% of the securities included in the preceding table were rated below investment grade.

The following tables present the gross unrealized losses of held-to-maturity investments as of December 31, 2010 and 2009. Held-to-maturity investments are reported at amortized cost on the Company’s consolidated balance sheets. The tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Other asset-backed securities	$—	$—	$3,760	$(279)	$3,760	$(279)

Total	$—	$—	$3,760	$(279)	$3,760	$(279)

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Other asset-backed securities	$2,195	$(315)	$99	$(24)	$2,294	$(339)

Total	$2,195	$(315)	$99	$(24)	$2,294	$(339)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

As of December 31, 2010 and 2009, the Company’s available-for-sale fixed-maturity investment, other investment and held-to-maturity investment portfolios’ gross unrealized losses totaled $1.1 billion and $1.9 billion, respectively. The weighted average contractual maturity of securities in an unrealized loss position as of December 31, 2010 and 2009 was 20 years and 19 years, respectively. As of December 31, 2010, there were 412 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $941 million. Within the 412 securities, the book value of 321 securities exceeded market value by more than 5% as presented in the following table:

Percentage Book Value Exceeded Market Value	Number of Securities	(in millions) Book Value	(in millions) Fair Value
5% to 15%	140	$4,855	$4,462
16% to 25%	64	578	459
26% to 50%	60	351	223
Greater than 50%	57	416	133

Total	321	$6,200	$5,277

As of December 31, 2009, there were 619 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $1.3 billion. Within the 619 securities, the book value of 497 securities exceeded market value by more than 5%.

Other-Than-Temporary Impairments

Investments for which the Company has recorded unrealized losses are tested quarterly for other-than-temporary impairments. For each security that meets the threshold of either 20% impaired at the time of review or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period, a further analysis of the security is performed to assess if the impairment is other than temporary. As of December 31, 2010, the fair value and related unrealized loss of available-for-sale securities totaled $7.0 billion and $804 million, respectively, and consisted primarily of ABS, MBS, and corporate obligations. Based on its evaluation, the Company realized other-than-temporary impairments of $64 million for the year ended December 31, 2010, primarily related to RMBS, CDOs and corporate obligations.

As part of the Company’s assessment of other-than-temporary impairments of investments, it considers (i) the magnitude and duration of declines in fair value; (ii) the reasons for the declines in fair value, such as general credit spread movements in each asset-backed sector, transaction-specific changes in credit spreads, credit rating downgrades, modeled defaults, and principal and interest payment priorities within each investment structure; and (iii) whether MBIA has the intent to sell the securities or, more likely than not, will be required to sell the securities before their anticipated recovery. In calculating credit-related losses, the Company utilizes cash flow modeling based on the type of security. The Company’s cash flow analysis considers all sources of cash, including credit enhancement, that support the payment of amounts owed by an issuer of a security. This includes the consideration of cash expected to be provided by financial guarantors, including MBIA Corp., resulting from an actual or potential insurance policy claim. In general, any change in the amount and/or timing of cash flows received or expected to be received, whether or not such cash flows are contractually defined, is reflected in the Company’s cash flow analysis for purposes of assessing an other-than-temporary impairment loss on an impaired security.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

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

The Company does not record other-than-temporary impairments related to credit concerns about issuers of securities insured by MBIA Corp. and National since investors in these securities, including MBIA, are guaranteed payment of principal and interest when due by MBIA. Securities insured by the Company, whether or not owned by the Company, are evaluated for impairment as part of its insurance surveillance process and, therefore, losses on securities insured by the Company are recorded in accordance with its loss reserving policy. Refer to “Note 2: Significant Accounting Policies” and “Note 6: Loss and Loss Adjustment Expense Reserves” for information about the Company’s loss reserving policy and loss reserves.

In considering cash expected to be provided from other third-party financial guarantors, the Company assesses the financial guarantor’s ability to make claim payments under a variety of scenarios that test the guarantor’s ultimate claims paying ability. The weighted average outcome of these scenarios, combined with the cash flows provided by the insured security, are used to determine the recoverability of the Company’s amortized cost.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table provides information about securities held by the Company as of December 31, 2010 that were in an unrealized loss position and insured by a financial guarantor along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve(2)
Asset-backed:
MBIA(1)	$352	$(94)	$17
Other	206	(40)	—

Total asset-backed	558	(134)	17
Mortgage-backed:
MBIA(1)	24	(8)	2
Other	268	(159)	—

Total mortgage-backed	292	(167)	2
Corporate obligations:
MBIA(1)	39	(5)	—
Other	70	(7)	—

Total corporate obligations	109	(12)	—
Other:
MBIA(1)	378	(46)	—
Other	342	(26)	—

Total other	720	(72)	—

Total	$1,679	$(385)	$19

(1)—Includes investments insured by National or MBIA Corp.

(2)—Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

The Company also concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of December 31, 2010 that would require the sale of impaired securities.

Each quarter, an internal committee, comprising staff that is independent of the Company’s evaluation process for determining other-than-temporary impairments of securities, reviews and approves the valuation of investments. Among other responsibilities, this committee ensures that the Company’s process for identifying and calculating other-than-temporary impairments, including the use of models and assumptions, is reasonable and complies with the Company’s internal policy.

Refer to “Note 9: Investment Income and Gains and Losses” for information on realized losses due to other-than-temporary impairments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Investment Income and Gains and Losses

The following table includes total investment income from all operations:

	Years ended December 31,
In millions	2010	2009	2008
Gross investment income
Fixed-maturity	$407	$511	$1,186
Held-to-maturity	7	8	11
Short-term investments	22	21	160
Other investments	22	32	47
Consolidated VIEs	73	89	171

Gross investment income	531	661	1,575
Investment expenses	1	6	24

Net investment income	530	655	1,551
Realized gains and losses
Fixed-maturity
Gains	112	160	321
Losses	(112)	(447)	(1,959)

Net	—	(287)	(1,638)
Other investments
Gains	0	28	3
Losses	(1)	(124)	(26)

Net	(1)	(96)	(23)
Consolidated VIEs
Gains	0	12	—
Losses	—	(109)	—

Net	—	(97)	—

Total net realized gains (losses)(1)	(1)	(480)	(1,661)

Total investment income	$529	$175	$(110)

(1)—These balances are included in the “Net gains (losses) on financial instruments at fair value and foreign exchange” and “Net investment losses related to other-than-temporary impairments” line items on the Company’s consolidated statements of operations.

Total investment income is generated as a result of the ongoing management of the Company’s investment portfolios. For the year ended December 31, 2010, total investment income increased from the same periods of 2009 and 2008 primarily due to a reduction in total net realized losses, partially offset by decreases in net investment income

For the year ended December 31, 2010, realized gains from fixed-maturity investments primarily related to sales of investments, some of which allowed the Company to utilize a portion of its tax capital loss carryforward. The realized gains from the sale of investments were offset by realized losses from investment sales and other-than-temporary impairments related to RMBS, CDOs and corporate obligations.

For the year ended December 31, 2009, net realized losses from fixed-maturity investments of $287 million included other-than-temporary impairments of $257 million primarily related to RMBS and other ABS. For the year ended December 31, 2008, net realized losses from fixed-maturity investments of $1.6 billion included other-than-temporary impairments of $940 million primarily related to ABS and corporate securities, and realized losses from sales of securities.

Net realized losses from other investments for the year ended December 31, 2009 of $96 million included other-than-temporary impairments of $104 million related to perpetual preferred securities. Net realized losses from other investments for the year ended December 31, 2008 of $23 million included other-than-temporary impairments of $14 million related to perpetual preferred securities.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Investment Income and Gains and Losses (continued)

Net realized losses from consolidated VIEs for the year ended December 31, 2009 of $97 million primarily resulted from other-than-temporary impairments of $106 million related to RMBS and ABS offset by $10 million of net realized gains on trading securities.

The decrease in net investment income for the years ended December 31, 2010 and 2009 was primarily due to a decline in the Company’s fixed-maturity investment average asset base as of December 31, 2010 and 2009.

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

In millions	Years ended December 31,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2010	2009
Beginning Balance	$389	$—
Credit losses recognized in retained earnings related to the adoption of accounting principles effective April 1, 2009(1)	—	226
Accounting Transition Adjustment(2)	(149)	—
Additions for credit loss impairments recognized in the current period on securities not previously impaired	24	241
Additions for credit loss impairments recognized in the current period on securities previously impaired	18	14
Additions for credit loss impairments recognized in prior periods for securities that were re-impaired with a non-credit component in the current period	1	13
Reductions for credit loss impairments previously recognized on securities sold during the period	(16)	(102)
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period(3)	(4)	—
Reductions for increases in cash flows expected to be collected over the remaining life of the security	(1)	(3)

Ending Balance	$262	$389

(1)—Reflects the adoption of the principles for recognition and presentation of other-than-temporary impairments.

(2)—Reflects the adoption of the accounting principles for the consolidation of VIEs.

(3)—Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Investment Income and Gains and Losses (continued)

For ABS (e.g., RMBS and CDOs), the Company estimated expected future cash flows of each security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for each significant class of ABS for the years ended December 31, 2010 and 2009.

	Years ended December 31,
Asset-backed Securities	2010	2009
Expected size of losses(1):
Range(2)	0.21% to 100.00%	0.00% to 100.00%
Weighted average(3)	52.20%	38.44%
Current subordination levels(4):
Range(2)	0.00% to 42.16%	0.00% to 48.68%
Weighted average(3)	4.50%	9.75%
Prepayment speed (annual CPR)(5):
Range(2)	0.00 to 40.20	0.00 to 36.20
Weighted average(3)	9.45	6.98

(1)—Represents future expected credit losses on impaired assets expressed as a percentage of total outstanding balance.

(2)—Represents the range of inputs/assumptions based upon the individual securities within each category.

(3)—Calculated by weighting the relevant input/assumption for each individual security by the outstanding notional of the security.

(4)—Represents current level of credit protection (subordination) for the securities, expressed as a percentage of the balance of the collateral group backing the bond.

(5)—Values represent high and low points of lifetime vectors of constant prepayment rates.

Net unrealized gains (losses), including the portion of other-than-temporary impairments included in accumulated other comprehensive income (loss), reported within shareholders’ equity consisted of:

	As of December 31,
In millions	2010	2009
Fixed-maturity:
Gains	$208	$187
Losses	(782)	(1,495)
Foreign exchange	(14)	(29)

Net(1)	(588)	(1,337)
Other investments:
Gains	10	3
Losses	(22)	(62)

Net	(12)	(59)

Total	(600)	(1,396)
Deferred income tax provision (benefit)	(208)	(421)

Unrealized gains (losses), net	$(392)	$(975)

(1)—The balance as of December 31, 2009 includes $237 million of net unrealized losses from consolidated VIEs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Investment Income and Gains and Losses (continued)

The change in net unrealized gains (losses) presented in the table above consisted of:

	As of December 31,
In millions	2010	2009
Fixed-maturity	$749	$940
Other investments	47	261

Total	796	1,201
Deferred income tax charged (credited)	213	446

Change in unrealized gains (losses), net(1)	$583	$755

(1)—The annual change as of December 31, 2010 included $266 million of net unrealized gains due to the transition adjustment for the adoption of the accounting principles for consolidation of VIEs.

Note 10: Derivative Instruments

Overview

MBIA has entered into derivative transactions as an additional form of financial guarantee and for purposes of hedging risks associated with existing assets and liabilities and forecasted transactions. CDS are also entered into in the asset/liability products business to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its asset management business. The Company accounts for derivative transactions in accordance with the accounting principles for derivative and hedging activities, which requires that all such transactions be recorded on the balance sheet at fair value. Fair value of derivative instruments is defined as the price that would be received to sell a derivative asset or paid to transfer a derivative liability (an exit price) in an orderly transaction between market participants at the measurement date.

Changes in the fair value of derivatives, excluding insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange.” Changes in the fair value of insured derivatives are recorded each period in current earnings within “Net change in fair value of insured derivatives.” The net change in the fair value of the Company’s insured derivatives has two primary components: (i) realized gains (losses) and other settlements on insured derivatives and (ii) unrealized gains (losses) on insured derivatives. “Realized gains (losses) and other settlements on insured derivatives” include (i) premiums received and receivable on written CDS contracts, (ii) premiums paid and payable to reinsurers in respect to CDS contracts, (iii) net amounts received or paid on reinsurance commutations, (iv) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event or settlement agreement, (v) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event or settlement agreement and (vi) fees relating to CDS contracts. The “Unrealized gains (losses) on insured derivatives” include all other changes in fair value of the insured derivative contracts.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Derivative Instruments (continued)

Structured Finance and International Insurance

The Company entered into derivative transactions that it viewed as an extension of its core financial guarantee business but which do not qualify for the financial guarantee scope exception and, therefore, must be recorded at fair value on the balance sheet. The Company’s structured finance and international insurance operations, which insured the majority of the Company’s notional derivative exposure, have insured derivatives primarily consisting of structured pools of CDS contracts that the Company intends to hold for the entire term of the contract absent a negotiated settlement with the counterparty. The Company reduces risks embedded in its insured portfolio through the use of reinsurance. This includes cessions of insured derivatives under reinsurance agreements in which the Company economically hedges a portion of the credit and market risk associated with its insured credit derivative portfolio. Such arrangements are also accounted for as derivatives and recorded in the Company’s financial statements at fair value. As of December 31, 2010, the amount of these arrangements was immaterial.

Variable Interest Entities

The consolidated VIEs have entered into derivative transactions primarily consisting of interest rate swaps and CDS contracts. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. CDS contracts are entered into to hedge credit risk or to replicate investments in cash assets.

Asset/Liability Products

The Company’s asset/liability products business has entered into derivative transactions primarily consisting of interest rate swaps, cross currency swaps, principal protection guarantees and CDS contracts. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to hedge the variability in cash flows resulting from fluctuations in foreign currency rates. The Company has also provided loss protection on certain Cutwater-ISC managed municipal pools that invest in highly rated short-term fixed-income securities. Such protection is accounted for as a derivative and is included as part of the Company’s principal protection guarantees. CDS contracts are entered into to hedge credit risk or to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its asset management business.

Certain interest rate and cross currency swaps qualify as fair value hedges. The fair value hedges are used to protect against changes in the market value of the hedged assets or liabilities. The gains and losses relating to the fair value hedges are recorded directly in earnings. Fair value hedges are hedging existing assets, liabilities or forecasted transactions.

Credit Derivatives Sold

The following table presents information about credit derivatives sold (insured) by the Company’s insurance operations that were outstanding as of December 31, 2010. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	7.6 Years	$20,721	$18,530	$11,323	$15,356	$33,377	$99,307	$(4,325)
Non-insured credit default swaps-VIE	4.8 Years	—	—	—	—	2,612	2,612	(1,455)
Insured swaps	16.6 Years	—	321	4,801	4,740	676	10,538	(11)
All others	8.5 Years	—	—	113	—	195	308	(39)

Total notional		$20,721	$18,851	$16,237	$20,096	$36,860	$112,765

Total fair value		$(41)	$(86)	$(315)	$(477)	$(4,911)		$(5,830)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Derivative Instruments (continued)

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

Referenced credit ratings assigned by MBIA to insured credit derivatives are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future payments that MBIA may be required to make under these guarantees is $117.3 billion. This amount is net of $179 million of insured derivatives ceded under reinsurance agreements in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives. The maximum potential amount of future payments (undiscounted) on insured swaps, total return swaps and credit linked notes sold are estimated as the notional value of such contracts.

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

The following table presents information about credit derivatives sold by the Company’s asset/liability products business that were outstanding as of December 31, 2010. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Principal protection guarantees	0.1 Years	$4,237	$—	$—	$—	$—	$4,237	$—

Total notional		$4,237	$—	$—	$—	$—	$4,237	$—

Total fair value		$—	$—	$—	$—	$—		$—

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Derivative Instruments (continued)

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

Financial Statement Impact

The fair value of amounts recognized for eligible derivative contracts executed with the same counterparty under a master netting agreement, including any cash collateral that may have been received or posted by the Company, is presented on a net basis in accordance with accounting guidance for the offsetting of fair value amounts related to derivative instruments.

As of December 31, 2010, the total fair value of the Company’s derivative assets, after counterparty netting, was $708 million, of which $703 million was reported within “Derivative assets” and “Derivative assets-VIEs” on the Company’s consolidated balance sheet, and the total fair value of the Company’s derivative liabilities, after counterparty netting, was $6.7 billion which was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheet.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Derivative Instruments (continued)

As of December 31, 2010, the total fair value of the Company’s derivative assets, before counterparty netting, was $769 million and the total fair value of the Company’s derivative liabilities, before counterparty netting, was $6.8 billion. The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of December 31, 2010:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$394	Derivative assets	$16	Derivative liabilities	$(41)
Currency swaps	20	Derivative assets	—	Derivative liabilities	(2)

Total designated	$414		$16		$(43)

Not designated as hedging instruments:
Insured credit default swaps	$99,331	Derivative assets	$—	Derivative liabilities	$(4,325)
Insured swaps	10,537	Derivative assets	—	Derivative liabilities	(11)
Non-insured credit default swaps	35	Derivative assets	3	Derivative liabilities	—
Non-insured credit default swaps-VIE	3,973	Derivative assets-VIE	687	Derivative liabilities-VIE	(1,455)
Interest rate swaps	3,480	Derivative assets	46	Derivative liabilities	(255)
Interest rate swaps-VIE	14,054	Derivative assets-VIE	2	Derivative liabilities-VIE	(634)
Interest rate swaps-embedded	493	Medium-term notes	5	Medium-term notes	(7)
Interest rate swaps-embedded-VIE	100	Other assets-VIE	—	Other liabilities-VIE	(1)
Currency swaps	47	Derivative assets	—	Derivative liabilities	(4)
Currency swaps-VIE	137	Derivative assets-VIE	—	Derivative liabilities-VIE	(14)
All other	4,644	Derivative assets	—	Derivative liabilities	(40)
All other-VIE	592	Derivative assets-VIE	10	Derivative liabilities-VIE	—
All other-embedded	219	Other assets	—	Other liabilities	(9)

Total non-designated	$137,642		$753		$(6,755)

Total derivatives	$138,056		$769		$(6,798)

(1)—In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

As of December 31, 2009, the total fair value of the Company’s derivative assets, after counterparty netting, was $874 million, of which $866 million was reported within “Derivative assets” and “Derivative assets-VIEs” on the Company’s consolidated balance sheet, and the total fair value of the Company’s derivative liabilities, after counterparty netting, was $4.7 billion, of which $4.6 billion was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheet.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Derivative Instruments (continued)

As of December 31, 2009, the total fair value of the Company’s derivative assets, before counterparty netting, was $987 million and the total fair value of the Company’s derivative liabilities, before counterparty netting and cash collateral posted, was $4.9 billion. The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of December 31, 2009:

In millions	Notional Amount Outstanding	Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$845	Derivative assets	$48	Derivative liabilities	$(31)
Currency swaps	40	Derivative assets	7	Derivative liabilities	(3)

Total designated	$885		$55		$(34)

Not designated as hedging instruments:
Insured credit default swaps	$147,153	Derivative assets	$756	Derivative liabilities	$(4,545)
Insured swaps	13,077	Derivative assets	—	Derivative liabilities	(12)
Non-insured credit default swaps	203	Derivative assets	10	Derivative liabilities	(5)
Interest rate swaps	4,630	Derivative assets	81	Derivative liabilities	(229)
Interest rate swaps-VIE	81	Derivative assets-VIE	—	Derivative liabilities-VIE	(9)
Interest rate swaps - embedded	520	Medium-term notes	8	Medium-term notes	(4)
Interest rate swaps -embedded-VIE	560	Other liabilities-VIE	—	Other assets-VIE	(12)
Credit linked notes	156	Fixed-maturity securities held at fair value	—	Fixed-maturity securities held at fair value	(33)
Currency swaps	646	Derivative assets	66	Derivative liabilities	(17)
All other	6,521	Derivative assets	11	Derivative liabilities	(29)
All other - embedded	242	Other assets	—	Other liabilities	(3)

Total non-designated	$173,789		$932		$(4,898)

Total derivatives	$174,674		$987		$(4,932)

(1)—In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

The following tables show the effect of derivative instruments on the consolidated statement of operations for the year ended December 31, 2010:

In millions	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Derivatives in Fair Value Hedging Relationships
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(42)	$41	$(1)
Interest rate swaps	Interest income (expense)	—	—	(5)

Total		$(42)	$41	$(6)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Derivative Instruments (continued)

In millions	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(596)

Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(162)

Insured swaps	Unrealized gains (losses) on insured derivatives	2

Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)

Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(24)

Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(138)

Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	25

Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	18

Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	10

All other	Unrealized gains (losses) on insured derivatives	(13)

All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(17)

All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(16)

Total		$(912)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the year ended December 31, 2009:

In millions	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Derivatives in Fair Value Hedging Relationships
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(118)	$109	$(9)
Interest rate swaps	Net realized gains (losses)	—	—	61
Interest rate swaps	Interest income (expense)	—	—	2
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	5	(4)	1
Currency swaps	Net realized gains (losses)	—	—	12
Currency swaps	Interest income (expense)	—	—	1

Total		$(113)	$105	$68

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Derivative Instruments (continued)

In millions	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,660
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(167)
Insured swaps	Unrealized gains (losses) on insured derivatives	1
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	17
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	17
Interest rate swaps - VIE	Net gains (losses) on financial instruments at fair value and foreign exchange - VIE	13
Total return swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	6
Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	27
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
All other	Unrealized gains (losses) on insured derivatives	(11)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(8)

Total		$1,554

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

Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2010, the Company did not hold or post cash collateral from derivative counterparties. As of December 31, 2009, the Company did not hold cash collateral from derivative counterparties but posted cash collateral to derivative counterparties of $163 million. This amount is included in “Derivative liabilities” on the Company’s consolidated balance sheet. As of December 31, 2010 and December 31, 2009, the Company had securities with a fair value of $452 million and $20 million, respectively, posted to derivative counterparties.

As of December 31, 2010 and December 31, 2009, the fair value was positive on two Credit Support Annexes (“CSAs”) which govern collateral posting requirements between MBIA and its derivative counterparties. The aggregate positive fair value for these two CSAs was $4 million and $6 million, respectively, for which the Company did not receive collateral because the Company’s credit rating was below the CSA minimum credit ratings level for holding counterparty collateral. The lowest rated of the two counterparties was A1 by Moody’s and A+ by S&P.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Collateralized Transactions

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

The Company routinely pledges securities it owns in accordance with the terms of its collateralized transactions. Securities pledged in connection with investment agreement activities may not be repledged by the investment agreement counterparty. Securities pledged as part of repurchase agreements may be repledged by the counterparty of the contract or by MBIA. As of December 31, 2010 and 2009, the fair value of financial assets pledged as collateral under repurchase agreements in which the counterparties have the right to repledge the securities were $552 million and $557 million, respectively. As of December 31, 2010 and 2009, securities sold under agreements to which the Company has agreed to repurchase were $471 million and $502 million, respectively. There was no cash collateral pledged under these agreements as of December 31, 2010 and 2009.

Under certain non-insurance derivative contracts entered into by the Company, collateral postings are required by either MBIA or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. Refer to “Note 10: Derivative Instruments” for information related to collateral postings related to non-insurance derivative contracts.

Note 12: Debt

Short-Term Debt

The Company’s short-term debt consists of $65 million par value outstanding of 9.375% Senior Notes due February 2011, which were issued in February 1991. To date, MBIA has repurchased a total of $35 million par value outstanding of its 9.375% Senior Notes due 2011, of which $25 million and $10 million in par value were purchased during 2010 and 2009, respectively, at weighted average prices of $100.18 and $86.52, respectively.

As of December 31, 2009, the Company’s short-term debt consisted of 4.5% Swiss franc notes which matured in June 2010, and were originally issued in December 2000.

Long-Term Debt

The Company’s long-term debt consists of notes, debentures and liquidity loans as follows:

	As of December 31,
In millions	2010	2009
9.375% Notes due 2011	$-	$91
6.400% Senior Notes due 2022(1)	281	286
7.000% Debentures due 2025	56	56
7.150% Debentures due 2027	100	100
6.625% Debentures due 2028	141	141
5.700% Senior Notes due 2034(2)	329	329

	907	1,003
Less discount	1	1

Sub-total	$906	$1,002

14% Surplus Notes due 2033(3)	945	945
TALF Loans	—	277

Total	$1,851	$2,224

(1)—Callable on or after August 15, 2006 at 100.00.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Debt (continued)

(2)—Callable anytime at the greater of 100.00 or the present value of the remaining scheduled payments of principal and interest.

(3)—Callable on January 15, 2013 and every fifth anniversary thereafter at 100.00.

The Company’s long-term debt presented in the preceding table is subject to certain restrictive covenants, none of which significantly restrict the Company’s operating activities or dividend-paying ability. As of December 31, 2010 and 2009, the Company was in compliance with all debt covenants as there was no occurrence of any event of default with respect to the above securities. Key events of default include (i) default in the payment of any interest or principal when it becomes due and payable, (ii) default in the performance, or breach, of any covenant or warranty of MBIA, (iii) events of default with respect to the Company’s indebtedness, other than its debt securities or non-recourse obligations, in an aggregate principal amount in excess of $10 million which consist of the failure to make any payment at maturity or result in the acceleration of the maturity of the Company’s indebtedness, (iv) entry by a court having jurisdiction in the premises of a decree or order for relief in respect of MBIA in an involuntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law, and (v) commencement by MBIA of a voluntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law.

On January 16, 2008, MBIA Corp. issued $1.0 billion of 14% fixed-to-floating rate surplus notes due January 15, 2033. As of December 31, 2010 and 2009, the par amount outstanding was $945 million. The surplus notes have an initial interest rate of 14% until January 15, 2013 and thereafter at an interest rate of three-month LIBOR plus 11.26%. Interest and principal payments on the surplus notes are subject to prior approval by the Superintendent of the NYSID. The surplus notes are callable at par at MBIA Corp.’s option on the fifth anniversary of the date of issuance and every fifth anniversary thereafter, subject to prior approval by the Superintendent and other restrictions. The cash received from the issuance of surplus notes was used for general business purposes and the deferred debt issuance costs are being amortized over the term of the surplus notes. During the first quarter of 2009, MBIA Inc. repurchased $7 million par value of surplus notes issued by MBIA Corp. at a price of $31.02. Net gains from repurchasing the surplus notes in 2009 totaled $5 million, which is only reflected in the consolidated accounts of the Company. To date, MBIA Corp. has repurchased a total of $47 million par value outstanding of its surplus notes at a weighted average price of $77.08.

In the third quarter of 2010, MBIA Corp. repaid all remaining debt outstanding under the Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”). Principal amounts outstanding under TALF loans totaled $277 million as of December 31, 2009 and were repaid using the proceeds from the ABS financed by the TALF loans.

The aggregate maturity of debt obligations, excluding accrued interest and premiums or discounts, as of December 31 for each of the next five years and thereafter commencing in 2011 was:

In millions	2011	2012	2013	2014	2015	After 2015	Total
Corporate debt	$65	$—	$—	$—	$—	$907	$972
14% Surplus Notes due 2033(1)	—	—	945	—	—	—	945

Total debt obligations due	$65	$—	$945	$—	$—	$907	$1,917

(1)—Callable on January 15, 2013 and every fifth anniversary thereafter at 100.00.

Investment Agreement Obligations

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Debt (continued)

Investment agreements have been issued with either fixed or floating interest rates in both U.S. dollars and foreign currencies. As of December 31, 2010, the annual interest rates on these agreements ranged from 0% to 7.38% and the weighted average interest rate was 3.73%. As of December 31, 2009, the annual interest rates on these agreements ranged from 0% to 7.38% and the weighted average interest rate was 3.62%. Principal payments due under these investment agreements in each of the next five years ending December 31 and thereafter, based upon expected withdrawal dates, are as follows:

In millions	Principal Amount
Expected withdrawal date:
2011	$134
2012	588
2013	200
2014	269
2015	175
Thereafter	769

Total expected principal payments(1)	$2,135
Less discount and other adjustments(2)	130

Total	$2,005

(1)	—Foreign currency denominated investment agreements are presented in U.S. dollars. Amounts reflect principal due at maturity for investment agreements issued at a discount.
(2)	—Includes discounts of $184 million on investment agreements, net of fair value adjustments of $43 million and accrued interest of $11 million.

Medium-Term Note Obligations

Medium-term note obligations are recorded as liabilities on the Company’s balance sheet based upon proceeds received, net of unamortized discounts and premiums, plus unpaid accrued interest at the balance sheet date. The MTNs are measured at fair value in accordance with the accounting guidance for certain hybrid financial instruments, which was adopted on January 1, 2007. MTNs are issued by GFL as part of MBIA’s asset/liability products. MTNs have been issued with either fixed or floating interest rates and GFL has issued MTNs in U.S. dollars and foreign currencies. As of December 31, 2010, the interest rates of the MTNs ranged from 0% to 8.37% and the weighted average interest rate was 3.17%. As of December 31, 2009, the interest rates of the MTNs ranged from 0% to 7.32% and the weighted average interest rate was 3.50%. Principal payments due under medium-term note obligations based on their contractual maturity dates are as follows:

In millions	Principal Amount
Maturity date:
2011	$16
2012	134
2013	56
2014	93
2015	299
Thereafter	2,048

Total expected principal payments(1)	$2,646
Less discounts and other adjustments(2)	906

Total	$1,740

(1)	—Foreign currency denominated MTNs are presented in U.S. dollars. Amounts reflect principal due at maturity for notes issued at a discount or premium.
(2)	—Includes discounts on MTNs of $789 million and fair value adjustments of $128 million, net of accrued interest of $11 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Debt (continued)

The Company may buy back and extinguish debt originally issued by either MBIA Inc. or its subsidiaries. Purchase prices are generally negotiated through dealers, similar to buying or selling an asset in the open market. The Company repurchases its debt at discounted prices in an effort to improve its own economic position while also providing liquidity to investors of MBIA debt. In all cases, debt buybacks were executed in response to investor or dealer inquiries.

Other Borrowing Arrangements

The Company has $20 million of outstanding letters of credit for Cutwater-ISC that are intended to support the net asset value of certain investment pools managed by Cutwater-ISC. These letters of credit can be drawn upon in the event that the liquidation of such assets is required and the proceeds are less than the cost. In addition, the Company has issued commitments to three pooled investment programs managed or administered by Cutwater-ISC and its subsidiary. These commitments cover losses in such programs should the net asset values per share decline below specified per share values. As of December 31, 2010 and 2009, the maximum amount of future payments that the Company would be required to make under these commitments was $4.2 billion and $5.9 billion, respectively. These commitments shall be in effect as long as Cutwater-ISC and its subsidiary remain as manager or administrator and each program remains in compliance with its respective investment objectives and policies.

Debt of Consolidated Variable Interest Entities

Variable Interest Entity Notes

VIE notes are variable interest rate debt instruments denominated in U.S. dollars issued by consolidated VIEs within the Company’s structured finance and international insurance and conduit segments. VIE notes within the structured finance and international insurance segment consist of debt instruments issued by issuer-sponsored consolidated VIEs collateralized by assets held by those consolidated VIEs and are non-recourse to the general credit of MBIA. VIE notes related to the conduit segment consist of floating rate medium-term note obligations issued by a Company-sponsored conduit collateralized by assets held by the conduit . As of December 31, 2010, the interest rates of the MTNs ranged from 0.52% to 1.76% and the weighted average interest rate was 1.37%. As of December 31, 2009, the interest rates of the MTNs ranged from 0.51% to 1.73% and the weighted average interest rate was 1.27%. The maturity of VIE notes, by segment, as of December 31, 2010 is presented in the following table:

In millions	Structured Finance and International Insurance	Conduit	Total(1)
Maturity date:
2011	$685	$—	$685
2012	380	—	380
2013	396	—	396
2014	395	172	567
2015	1,030	—	1,030
Thereafter	6,601	931	7,532

Total	$9,487	$1,103	$10,590

(1)—Included $6.7 billion of VIE notes accounted for at fair value as of December 31. 2010.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Debt (continued)

Long-Term Debt

Long-term debt consists of borrowings under liquidity facilities drawn by Triple-A-One Funding, LLC (“Triple-A One”), an MBIA-administered multi-seller conduit consolidated in the Company’s conduit segment. Under private placement offerings, Triple-A One issued commercial paper to fund the purchase of assets from structured finance clients with maturities of up to 270 days. Assets purchased by Triple-A One are insured by MBIA Corp. Historically, Triple-A One maintained backstop liquidity facilities for each transaction, covering 100% of the face amount of commercial paper outstanding. These liquidity facilities were designed to allow Triple-A One to repay investors in the event of a market disruption in which Triple-A One would be unable to issue new commercial paper to replace maturing commercial paper. The financial guarantee policies issued by MBIA to insure the assets of Triple-A One cannot be accelerated to repay maturing commercial paper or borrowings under liquidity facilities and only guarantee ultimate payments over time relating to the assets. As a result of the deteriorating market environment, Triple-A One fully drew on its liquidity facilities in September 2008 and ceased issuing commercial paper. All commercial paper holders have been repaid in full and borrowings under liquidity facilities, which totaled $360 million and $433 million as of December 31, 2010 and 2009, respectively, will be repaid as the assets purchased by Triple-A One mature. The Company expects that the facilities will be fully repaid by 2037. The interest rate applicable to borrowings as of December 31, 2010 and 2009 was one-month LIBOR plus 0.75%. Given the fully drawn position of its liquidity facilities and no expectation of issuing commercial paper in the foreseeable future, Triple-A One ratings were withdrawn by Moody’s and S&P at the request of Triple-A One.

Note 13: Goodwill

Under the accounting guidance for goodwill and other intangible assets, goodwill is tested for impairment at least annually or when events indicate that an impairment may exist. As of December 31, 2010 and 2009, goodwill totaled $31 million related to the Company’s U.S. public finance insurance operations.

As a result of the establishment of National in the first quarter of 2009, the Company changed the composition of the insurance reporting unit. Accordingly, the goodwill of the Company’s insurance operations was allocated between its U.S. public finance insurance and structured finance and international insurance reporting units based on the relative fair value of each reporting unit as of January 1, 2009.

The Company performed its annual impairment testing of goodwill as of January 1, 2010 and 2011. As of both dates, the fair value of MBIA’s U.S. public finance insurance reporting unit exceeded the carrying value, indicating the goodwill was not impaired. As of January 1, 2010, the fair value of MBIA’s structured finance and international insurance reporting unit, while substantial, did not exceed the carrying value, indicating the goodwill was fully impaired. In 2009, the Company recorded an impairment loss of $46 million. The fair values of the Company’s reporting units were estimated using discounted cash flow modeling. The inputs to the Company’s valuation model included its estimates of market participant assumptions.

Note 14: Income Taxes

Income (loss) from operations before provision (benefit) for income taxes consisted of:

	Years ended December 31,
In millions	2010	2009	2008
United States	$(146)	$1,100	$(3,778)
Non-United States	51	117	51

Income (loss) before income taxes	$(95)	$1,217	$(3,727)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Income Taxes (continued)

The Company files a consolidated tax return that includes all of its U.S. subsidiaries. Income tax expense (benefit) on income (loss) and shareholders’ equity consisted of:

	Years ended December 31,
In millions	2010	2009	2008
Current taxes:
Federal	$91	$(488)	$(552)
State	(17)	5	20
Foreign	(1)	(25)	11
Deferred taxes:
Federal	(125)	878	(889)
State	—	—	—
Foreign	18	45	5
Valuation allowance	(114)	168	351

Provision (benefit) for income taxes	(148)	583	(1,054)

Income taxes charged (credited) to shareholders’ equity related to:
Total adjustments due to the adoption of new accounting standards	(21)	(3)	—
Change in unrealized gains and losses on investments	112	526	(656)
Change in other-than-temporary impairment losses	(4)	(50)	—
Change in fair value of derivative instruments	(7)	46	—
Change in foreign currency translation	1	4	(16)
Share-based compensation	2	5	16

Total income taxes charged (credited) to shareholders’ equity	83	528	(656)

Total effect of income taxes	$(65)	$1,111	$(1,710)

The provision (benefit) for income taxes gives effect to permanent differences between financial and taxable income. Accordingly, the Company’s effective income tax rate differs from the statutory rate due to the tax effect of the following permanent differences:

	Years ended December 31,
	2010	2009	2008
Federal income tax computed at the statutory rates	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	40.2%	-3.1%	2.4%
Mark to market on warrants	-11.2%	0%	0%
Change in valuation allowance	119.4%	13.8%	-9.4%
Change in uncertain tax positions	-22.3%	0%	0%
State income tax, net of federal benefit	11.5%	0.3%	-0.4%
Deferred tax inventory adjustment	-13.6%	0.7%	0%
Foreign taxes	-1.8%	-1.6%	0%
Other	-2.1%	2.8%	0.7%

Effective tax rate	155.1%	47.9%	28.3%

Deferred Tax Asset, Net of Valuation Allowance

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Income Taxes (continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2010 and 2009 are presented in the following table:

	As of December 31,
In millions	2010	2009
Deferred tax liabilities:
Unearned premium revenue	$232	$228
Loss and loss adjustment expense reserves	321	238
Net (gains) losses on financial instruments at fair value and foreign exchange	41	—
Deferral of cancellation of indebtedness income	119	—
Deferred acquisition costs	112	186
Capital gains adjustment	70	—
Investments	99	—

Total gross deferred tax liabilities	994	652

Deferred tax assets:
Deferred fee revenue	62	—
Compensation and employee benefits	19	29
Net operating loss and tax credit carryforwards	274	19
Capital loss carryforward and other-than-temporary impairments	376	490
Net unrealized losses on insured derivatives	1,288	823
Net (gains) losses on financial instruments at fair value and foreign exchange	—	49
Net unrealized losses on investments	242	421
Other (includes adjustment to deferred taxes for VIEs)	17	28

Total gross deferred tax assets	2,278	1,859

Valuation allowance	376	490

Net deferred tax asset	$908	$717

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

As of December 31, 2010, the Company reported a net deferred tax asset of $908 million. The $908 million deferred tax asset is net of a $376 million valuation allowance. As of December 31, 2010, the Company had a full valuation allowance against the deferred tax asset related to losses from asset impairments and realized losses from sales of investments as these losses are considered capital losses, have a five year carryforward period, and can only be used to offset capital gain income. This valuation allowance reflects a decrease of $114 million from the 2009 valuation allowance of $490 million. The change in the valuation allowance for the year ended December 31, 2010 was primarily due to realized gains resulting from asset sales.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Income Taxes (continued)

The Company has concluded that it is more likely than not that the remaining deferred tax assets will be realized. In its conclusion, the Company considered the following evidence (both positive and negative):

•

Due to the long-tail nature of the financial guarantee business, it is important to note that MBIA Inc.’s insurance subsidiaries, without regard to any new business, will have a steady stream of scheduled premium earnings with respect to the existing insured portfolio. MBIA Corp.’s announcement in February 2008 of a temporary suspension in writing new structured finance transactions and a permanent cessation with respect to insuring new CDS contracts, except in transactions related to the reduction of existing derivative exposure, would not have an impact on the expected earnings related to the existing insured portfolio. Although MBIA Corp. expects a significant portion of the unrealized losses to reverse over time, MBIA Corp. performed taxable income projections over a fifteen and twenty year period to determine whether it will have sufficient income to offset its deferred tax asset that will generate future ordinary deductions. In this analysis, MBIA Corp. concluded that premium earnings, even without regard to any new business, combined with investment income, less deductible expenses, will be sufficient to recover its net deferred tax asset.

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

•

As of December 31, 2010, the Company had approximately $242 million of deferred tax assets related to unrealized losses on investments. The Company intends to hold these investments until maturity or until such time as the value recovers. As such, the Company expects that the related deferred tax assets will reverse over the life of the securities.

•

Approximately $1.3 billion of the net deferred tax asset relates to losses on insured credit derivatives of approximately $3.9 billion. The Company believes that such deferred tax asset will more likely than not be realized as the Company expects the unrealized losses and its related deferred tax asset to substantially reverse over time.

•

While the ratings downgrades by the rating agencies have significantly adversely impacted the Company’s ability to write new business, the downgrades did not have a material impact on earnings from the existing insured portfolio, which the Company believes will be sufficient to absorb losses in the event that the cumulative unrealized losses become fully impaired.

•

With respect to installment policies, the Company generally does not have an automatic cancellation provision solely in connection with ratings downgrades. For purposes of projecting future taxable income, the Company has applied a haircut to adjust for the possible cancellation of future installment premiums based on recent data. With regard to upfront policies, to the extent that the issuer chooses to terminate a policy, any unearned premium reserve with respect to that policy will be accelerated into earnings (i.e. refundings).

•

With respect to insured CDS contracts, in the event that there are defaults for which MBIA is required to pay claims on such CDS contracts, the Company believes that the losses should be characterized as ordinary losses for tax purposes and, as such, the actual and expected payments will be recorded as losses incurred for statutory accounting purposes. However, because the federal income tax treatment of CDS contracts is an unsettled area of tax law, in the event that the Internal Revenue Service (“IRS”) has a different view and considers the losses as capital losses, the Company may be required to establish a valuation allowance against substantially all of the deferred tax asset related to these losses until such time as it has sufficient capital gains to offset the losses. The establishment of this valuation allowance would have a material adverse effect on MBIA’s financial condition at the time of its establishment.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Income Taxes (continued)

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of December 31, 2010. The Company continues to assess the adequacy of its valuation allowance as additional evidence becomes available. The Company’s recent financial results have been volatile which has impacted management’s ability to project accurately future taxable income. Continued volatility or losses beyond those projected may cause the Company to conclude that certain of the deferred tax assets within the $908 million as of December 31, 2010 may not be realizable.

Ownership Change under Section 382 of the Internal Revenue Code

Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a three year testing period (“Section 382 Ownership Change”).

The Company has experienced a shift in ownership as a result of a January 2008 Warburg Pincus investment, the February 2008 equity offering and other shareholder transactions involving MBIA’s shares. As of December 31, 2010, the Company, however, has not triggered a Section 382 Ownership Change. If the Company were to experience a Section 382 Ownership Change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carryforwards, and certain other losses, credits, deductions or tax basis. The Company cannot give any assurance that it will not undergo an ownership change at a time when this limitation would have a significant effect. As of January 1, 2011, the increase in the aggregate ownership of certain stockholders of MBIA over the relevant testing period was 49%.

Treatment of Undistributed Earnings of Certain Foreign Subsidiaries—“Accounting for Income Taxes—Special Areas”

No U.S. deferred income taxes have been provided on the undistributed earnings of MBIA UK, Euro Asset Acquisitions Limited (“EAAL”), and MBIA Mexico, S.A. de C.V. because of the Company’s practice and intent to permanently reinvest these earnings. The cumulative amounts of such untaxed earnings were $124 million, $99 million and $9 million as of December 31, 2010, 2009 and 2008, respectively.

Five-Year NOL Carryback

On November 6, 2009, as part of The Worker, Homeownership, and Business Assistance Act of 2009, the NOL carryback provision of the Internal Revenue Code was amended to allow all businesses with NOLs in either 2008 or 2009 (but not both) to elect to claim refunds of taxes paid within the prior five years. In the fifth preceding year of the carryback period, the recovery is limited to 50% of taxable income for that carryback year. There is no such limitation to the first four preceding years of the carryback period.

In April 2010, the Company filed its 2009 tax return and elected to carryback its reported net operating loss under the five year carryback provision. In the second quarter of 2010, the Company received a tax refund with respect to its carryback in the amount of $391 million which it allocated to the members of its affiliated group in accordance with the tax allocation agreement. In September 2010, the Company filed a superseding and final tax return which reported an additional tax loss. A subsequent carryback claim was filed before December 31, 2010 requesting an additional refund of $41 million, which has been received and allocated between the members of MBIA.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Income Taxes (continued)

Accounting for Uncertainty in Income Taxes

It is the Company’s policy to record and disclose interest and penalties related to income taxes as a component of income taxes in the statement of operations. For the years ended December 31, 2010, 2009, and 2008, the Company recorded a provision of $0.6 million, a benefit of $3 million, and a benefit of $0.2 million, respectively, for interest and penalties related to income taxes. As of December 31, 2010 and 2009, the amounts related to interest and penalties included in the consolidated balance sheets were not material.

The following table presents the change in the unrecognized tax benefit (“UTB”) during 2009 and 2010:

In thousands
Unrecognized tax benefit as of January 1, 2009	$19,313
The gross amount of the increase (decrease) in the UTB as a result of tax positions taken:
During a prior year	1,918
During the current year	152
The amounts of decreases in the UTB related to settlements with taxing authorities	(11,826)

Unrecognized tax benefit as of December 31, 2009	$9,557
The gross amount of the increase (decrease) in the UTB as a result of tax positions taken:
During a prior year	21,258
During the current year	—
The amounts of decreases in the UTB related to settlements with taxing authorities	—
The reduction in the UTB as a result of the applicable statute of limitations	(5,167)

Unrecognized tax benefit as of December 31, 2010	$25,648

For the years ended December 31, 2010, 2009, and 2008, the portion of the unrecognized tax benefit that, if recognized, would affect the effective tax rate was approximately $25 million, $9 million, and $8 million, respectively.

MBIA’s major tax jurisdictions include the U.S. and the United Kingdom (“U.K.”).

MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. The IRS is currently examining tax years 2004 through 2009. The Company expects this examination to be concluded before December 31, 2011, subject to review by the Joint Committee on Taxation. During 2009, the IRS completed its examination of a partnership investment of MBIA and did make an adjustment that had to be accounted for by MBIA through 2006, but was not material.

The U.K. tax authorities are currently auditing tax years 2005, 2006, 2007 and 2008. The Company expects the examinations to be concluded before December 31, 2011. French tax matters have been concluded through 2007 including the settlement, in February 2009, of an unrecognized tax benefit that was established in prior years relating to the timing for recognizing earned premium.

It is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease within the next 12 months due to the possibility of finalizing adjustments and concluding all significant tax examinations. The range of this possible change to the amount of the uncertain tax benefit cannot be estimated at this time.

As of December 31, 2010, the Company had a capital loss carryforward of $413 million, which will expire in 2013. The Company also had an NOL carryforward of $782 million, which will expire during 2029 and 2030, and a minimum tax credit carryforward of $46 million, which has an unlimited carryforward period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments

In February 2009, after receiving the required regulatory approvals, the Company established and capitalized National. In connection with this establishment, MBIA Insurance Corporation paid dividends and returned capital to MBIA Inc. and entered into a reinsurance agreement and an assignment agreement with National. As a result, the Company established its U.S. public finance insurance business as a separate operating segment. Consequently, MBIA now manages its activities primarily through three principal business operations: U.S. public finance insurance, structured finance and international insurance (collectively “insurance operations” for 2008), and advisory services. The Company’s U.S. public finance insurance business is operated through National, its structured finance and international insurance business is primarily operated through MBIA Corp., and its advisory services business is primarily operated through Cutwater. MBIA also manages certain business activities through its corporate, asset/liability products, and conduit segments. The corporate segment includes revenues and expenses that arise from general corporate activities. Funding programs managed through the asset/liability products and conduit segments are in wind-down.

As defined by segment reporting, an operating segment is a component of a company (i) that engages in business activities from which it earns revenue and incurs expenses, (ii) whose operating results are regularly reviewed by the Chief Operating Decision Maker to assess the performance of the segment and to make decisions about the allocation of resources to the segment and, (iii) for which discrete financial information is available. As a result of the aforementioned separation of the Company’s U.S. public finance insurance business from its structured finance and international insurance business, as well as other factors such as the availability of discrete financial information, the use of identifiable resources, and the use of separate performance assessments with respect to the Company’s U.S. public finance insurance business, the Company determined that its U.S. public finance insurance business represented a discrete operating segment.

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

The Company’s structured finance and international insurance segment is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, global structured finance and non-U.S. public finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. are insured by MBIA Corp., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA issues financial guarantees for municipal bonds, ABS and MBS, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, and bonds backed by other revenue sources such as corporate franchise revenues. Insured ABS include collateral consisting of a variety of consumer loans, corporate loans and bonds, trade and export receivables, aircraft, equipment and real property leases. Insured MBS include collateral consisting of residential and commercial mortgages. In previous years, MBIA had insured CDS on structured pools of corporate obligations, RMBS, and CRE-backed securities and loans.

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

The Company’s conduit segment administers two Conduits through MBIA Asset Finance, LLC. Assets financed by these Conduits are currently funded by MTNs and liquidity loans.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

The following tables summarize the Company’s operations for the years ended December 31, 2010, 2009 and 2008. As discussed above, the Company separated its insurance operations into U.S. public finance insurance and structured finance and international insurance in 2009, thereby creating two discrete segments. The Company has determined that it is impracticable to restate 2008 results to conform to the current period presentation since, based on the way management has historically assessed the performance and resource requirements of its segments, 2008 discrete financial information is not available. However, in order to provide comparable information to 2008, the Company has combined its U.S. public finance insurance segment results and its structured finance and international insurance segment results for 2009 under the heading “Combined Insurance Operations.”

	Year Ended December 31, 2010
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$601	$463	$30	$4	$113	$—		$1,211
Realized gains (losses) and other settlements on insured derivatives	1	(163)	—	—	—	—		(162)
Unrealized gains (losses) on insured derivatives	0	(607)	—	—	—	—		(607)
Net gains (losses) on financial instruments at fair value and foreign exchange	55	135	2	(28)	(76)	—		88
Net investment losses related to other-than-temporary impairments	—	(5)	—	—	(59)	—		(64)
Net gains (losses) on extinguishment of debt	—	—	—	0	35	—		35
Other net realized gains (losses)	0	29	0	0	0	—		29
Revenues of consolidated VIEs	—	246	—	—	96	22		364
Inter-segment revenues(2)	97	117	38	94	(18)	(328)		—

Total revenues	754	215	70	70	91	(306)		894
Loss and loss adjustment expense	73	159	—	—	—	—		232
Operating expenses	43	149	64	89	4	—		349
Interest expense	—	135	—	65	125	—		325
Expenses of consolidated VIEs	—	64	—	—	19	—		83
Inter-segment expenses(2)	108	139	7	14	60	(328)		—

Total expenses	224	646	71	168	208	(328)		989

Income (loss) before income taxes	$530	$(431)	$(1)	$(98)	$(117)	$22		$(95)

Identifiable assets	$8,352	$23,980	$54	$653	$6,432	$(7,192)	(3)	$32,279

(1)—Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2)—Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3)—Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

	Year Ended December 31, 2009
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Eliminations	Combined Insurance Operations	Advisory Services	Corporate	Wind-down Operations	Eliminations	Consolidated
Revenues(1)	$638	$593	$—	$1,231	$32	$4	$193	$—	$1,460
Realized gains (losses) and other settlements on insured derivatives	1	(167)	—	(166)	—	—	—	—	(166)
Unrealized gains (losses) on insured derivatives	0	1,650	—	1,650	—	—	—	—	1,650
Net gains (losses) on financial instruments at fair value and foreign exchange	23	59	—	82	0	(3)	146	—	225
Net investment losses related to other-than-temporary impairments	—	(9)	—	(9)	—	—	(352)	—	(361)
Net gains (losses) on extinguishment of debt	—	13	—	13	—	4	203	5	225
Other net realized gains (losses)	—	(64)	—	(64)	—	0	4	—	(60)
Revenues of consolidated VIEs	—	(58)	—	(58)	—	—	39	—	(19)
Inter-segment revenues(2)	157	196	(271)	82	22	19	(3)	(120)	—

Total revenues	819	2,213	(271)	2,761	54	24	230	(115)	2,954
Loss and loss adjustment expense	94	770	—	864	—	—	—	—	864
Operating expenses	38	260	—	298	48	24	27	—	397
Interest expense	—	136	—	136	—	69	169	—	374
Expenses of consolidated VIEs	—	88	—	88	—	—	14	—	102
Inter-segment expenses(2)	136	135	(271)	—	1	—	116	(117)	—

Total expenses	268	1,389	(271)	1,386	49	93	326	(117)	1,737

Income (loss) before income taxes	$551	$824	$—	$1,375	$5	$(69)	$(96)	$2	$1,217

Identifiable assets	$8,116	$16,447	$(3,710)(3)	$20,853	$125	$1,276	$8,092	$(4,645)(4)	$25,701

(1)—	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2)—	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3)—Consists of intercompany reinsurance balances, repurchase agreements and loans.

(4)—Consists of intercompany repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

	Year Ended December 31, 2008
In millions	Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations	Consolidated
Revenues(1)	$1,388	$31	$32	$824	$—	$2,275
Realized gains (losses) and other settlements on insured derivatives	(397)	—	—	—	—	(397)
Unrealized gains (losses) on insured derivatives	(1,822)	—	—	—	—	(1,822)
Net gains (losses) on financial instruments at fair value and foreign exchange	184	0	0	(701)	—	(517)
Net investment losses related to other-than-temporary impairments	(9)	(5)		(945)		(959)
Net gains (losses) on extinguishment of debt	39		30	341		410
Other net realized gains (losses)	(2)	—	—	—	—	(2)
Revenues of consolidated VIEs	56	—	—	100	—	156
Inter-segment revenues(2)	29	30	0	6	(65)	—

Total revenues	(534)	56	62	(375)	(65)	(856)
Loss and loss adjustment expense	1,318	—	—	—	—	1,318
Operating expenses	282	42	33	22	—	379
Interest expense	134	—	75	808	—	1,017
Expenses of consolidated VIEs	56			101		157
Inter-segment expenses(2)	0	—	(1)	66	(65)	—

Total expenses	1,790	42	107	997	(65)	2,871

Income (loss) before income taxes	$(2,324)	$14	$(45)	$(1,372)	$—	$(3,727)

Identifiable assets	$19,078	$50	$1,179	$12,901	$(4,178)	$29,030

(1)—Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2)—Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

While it is impractical for the Company to restate all revenues and expenses comprising its insurance operations’ results for 2008, the Company is able to restate certain revenues and expenses included within the preceding tables for the year ended December 31, 2008. The following table presents those revenues and expenses that the Company is able to restate, along with comparable amounts for the years ended December 31, 2010 and 2009:

	U.S. Public Finance Insurance			Structured Finance and International Insurance
In millions	2010	2009	2008	2010	2009	2008
Net premiums earned(1)	$446	$563	$506	$251	$333	$374
Realized gains (losses) and other settlements on insured derivatives	$1	$1	$—	$(163)	$(167)	$(397)
Unrealized gains (losses) on insured derivatives	$0	$—	$0	$(607)	$1,650	$(1,822)
Net gains (losses) on extinguishment of debt	$—	$—	$—	$—	$13	$39
Interest expense	$—	$—	$—	$135	$136	$134

(1)—Included in insurance revenues in the preceding tables.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
In millions	2010	2009	2008
Total premiums earned:
United States	$555	$661	$744
United Kingdom	35	29	43
Europe (excluding United Kingdom)	23	21	33
Internationally diversified	41	83	75
Central and South America	40	41	49
Asia	9	17	25
Other	11	16	17

Total	$714	$868	$986

The following tables summarize the segments within the wind-down operations for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31, 2010
In millions	Asset / Liability Products	Conduit	Eliminations	Total Wind- down Operations
Revenues(1)	$109	$4	$—	$113
Net gains (losses) on financial instruments at fair value and foreign exchange	(76)	—	—	(76)
Net investment losses related to other-than-temporary impairments	(59)	—	—	(59)
Net gains (losses) on extinguishment of debt	35	—	—	35
Other net realized gains (losses)	0	—	—	—
Revenues of consolidated VIEs	44	52	—	96
Inter-segment revenues(2)	(13)	(4)	(1)	(18)

Total revenues	40	52	(1)	91
Operating expenses	5	(1)	—	4
Interest expense	125	—	—	125
Expenses of consolidated VIEs	0	19	—	19
Inter-segment expenses(2)	58	3	(1)	60

Total expenses	188	21	(1)	208

Income (loss) before income taxes	$(148)	$31	$—	$(117)

Identifiable assets	$5,125	$1,565	$(258)	$6,432

(1)—Represents the sum of third-party interest income, investment management services fees and other fees.

(2)—Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

	Year Ended December 31, 2009
In millions	Asset / Liability Products	Conduit	Eliminations	Total Wind- down Operations
Revenues(1)	$192	$1	$—	$193
Net gains (losses) on financial instruments at fair value and foreign exchange	146	—	—	146
Net investment losses related to other-than-temporary impairments	(352)	—	—	(352)
Net gains (losses) on extinguishment of debt	203	—	—	203
Other net realized gains (losses)	4	—	—	4
Revenues of consolidated VIEs	(13)	52	—	39
Inter-segment revenues(2)	(1)	(3)	1	(3)

Total revenues	179	50	1	230
Operating expenses	25	2	—	27
Interest expense	169	—	—	169
Expenses of consolidated VIEs	0	14	—	14
Inter-segment expenses(2)	112	5	(1)	116

Total expenses	306	21	(1)	326

Income (loss) before income taxes	$(127)	$29	$2	$(96)

Identifiable assets	$6,191	$1,992	$(91)	$8,092

(1)—Represents the sum of third-party interest income, investment management services fees and other fees.

(2)—Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Year Ended December 31, 2008
In millions	Asset / Liability Products	Conduit	Eliminations	Total Wind- down Operations
Revenues(1)	$821	$3	$—	$824
Net gains (losses) on financial instruments at fair value and foreign exchange	(701)	—	—	(701)
Net investment losses related to other-than-temporary impairments	(945)	—	—	(945)
Net gains (losses) on extinguishment of debt	341	—	—	341
Other net realized gains (losses)	—	—	—	—
Revenues of consolidated VIEs	—	100	—	100
Inter-segment revenues(2)	7	(3)	2	6

Total revenues	(477)	100	2	(375)
Operating expenses	20	2	—	22
Interest expense	808	—	—	808
Expenses of consolidated VIEs	—	101	—	101
Inter-segment expenses(2)	60	7	(1)	66

Total expenses	888	110	(1)	997

Income (loss) before taxes	$(1,365)	$(10)	$3	$(1,372)

Identifiable assets	$10,327	$2,513	$61	$12,901

(1)—Represents the sum of third-party interest income, investment management services fees and other fees.

(2)—Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Insurance in Force

MBIA guarantees the payment of principal of, and interest or other amounts owing on, municipal, asset-backed, mortgage-backed and other non-municipal securities. Additionally, MBIA Corp. has insured CDS primarily on pools of collateral, which it previously considered part of its core financial guarantee business. The pools of collateral are made up of corporate obligations, but also include commercial and RMBS-related assets. MBIA’s insurance in force represents the aggregate amount of the insured principal of, and interest or other amounts owing on, insured obligations. MBIA’s ultimate exposure to credit loss in the event of nonperformance by the issuer of the insured obligation is represented by the insurance in force in the tables that follow.

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

As of December 31, 2010, insurance in force, which represents principal and interest or other amounts owing on insured obligations, had an expected maturity range of 1 to 47 years. The distribution of MBIA Corp.’s and National’s combined insurance in force by geographic location, excluding $4.9 billion and $7.3 billion relating to transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies as of December 31, 2010 and 2009, respectively, is presented in the following table:

	As of December 31,
In billions	2010		2009
Geographic Location	Insurance in Force	% of Insurance in Force	Insurance in Force	% of Insurance in Force
California	$144.5	14.1%	$158.1	13.6%
New York	73.4	7.2%	82.4	7.1%
Florida	58.0	5.7%	65.4	5.6%
Texas	49.7	4.8%	53.6	4.6%
Illinois	46.1	4.5%	51.3	4.4%
New Jersey	34.3	3.4%	39.2	3.4%
Washington	26.9	2.6%	29.3	2.5%
Pennsylvania	24.8	2.4%	29.8	2.5%
Michigan	24.3	2.4%	26.7	2.3%
Massachusetts	20.9	2.0%	23.8	2.0%

Subtotal	502.9	49.1%	559.6	48.0%
Nationally diversified	147.7	14.4%	180.9	15.5%
Other states	268.5	26.2%	299.5	25.7%

Total United States	919.1	89.7%	1,040.0	89.2%

Internationally diversified	36.9	3.6%	47.7	4.1%
Country specific	69.0	6.7%	78.5	6.7%

Total non-United States	105.9	10.3%	126.2	10.8%

Total	$1,025.0	100.0%	$1,166.2	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Insurance in Force (continued)

The insurance in force by type of bond, excluding transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies, is presented in the following table:

	As of December 31,
In billions	2010		2009
Bond Type	Insurance in Force	% of Insurance in Force	Insurance in Force	% of Insurance in Force
Global public finance—United States:
General obligation	$278.7	27.2%	$308.4	26.4%
General obligation—lease	60.2	5.9%	65.9	5.7%
Municipal utilities	138.8	13.5%	154.2	13.2%
Tax-backed	98.9	9.6%	108.3	9.3%
Transportation	84.5	8.2%	93.4	8.0%
Higher education	42.5	4.1%	47.4	4.1%
Health care	21.4	2.1%	28.6	2.5%
Military housing	20.5	2.0%	21.8	1.9%
Investor-owned utilities(1)	13.5	1.3%	15.2	1.3%
Municipal housing	11.0	1.1%	12.1	1.0%
Student loans	3.6	0.4%	5.9	0.5%
Other(2)	3.8	0.4%	4.1	0.3%

Total United States	777.4	75.8%	865.3	74.2%

Global public finance—non-United States:
International utilities	18.6	1.8%	19.7	1.7%
Sovereign and sub-sovereign (3)	20.3	2.0%	21.9	1.9%
Transportation	15.9	1.6%	16.7	1.4%
Local governments(4)	0.6	0.1%	0.7	0.1%
Health care	0.0	0.0%	0.2	0.0%
Tax backed	0.2	0.0%	—	0.0%

Total non-United States	55.6	5.5%	59.2	5.1%

Total global public finance	833.0	81.3%	924.5	79.3%

Global structured finance—United States:
Collateralized debt obligations(5)	89.2	8.7%	110.7	9.5%
Mortgage-backed residential	22.5	2.2%	26.3	2.2%
Mortgage-backed commercial	0.6	0.1%	0.6	0.1%
Consumer asset-backed:
Auto loans	2.2	0.2%	4.6	0.4%
Student loans	1.9	0.2%	2.2	0.2%
Manufactured housing	2.5	0.2%	2.8	0.2%
Other consumer asset -backed	0.4	0.0%	0.6	0.1%
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	2.9	0.3%	3.3	0.3%
Rental car fleets	0.3	0.0%	2.2	0.2%
Secured airline equipment securitization (EETC)	3.2	0.3%	3.5	0.3%
Other operating assets	0.9	0.1%	1.1	0.1%
Structured insurance securitizations	9.1	0.9%	9.4	0.8%
Franchise assets	0.8	0.1%	1.3	0.1%
Intellectual property	3.7	0.4%	4.0	0.3%
Other corporate asset-backed	1.6	0.2%	2.1	0.2%

Total United States	141.8	13.9%	174.7	15.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Insurance in Force (continued)

	As of December 31,
In billions	2010		2009
Bond Type	Insurance in Force	% of Insurance in Force	Insurance in Force	% of Insurance in Force
Global structured finance—non-United States:
Collateralized debt obligations(5)	34.3	3.3%	44.7	3.8%
Mortgage-backed residential	1.6	0.1%	2.9	0.3%
Mortgage-backed commercial	4.8	0.5%	6.1	0.5%
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	1.6	0.2%	2.1	0.2%
Secured airline equipment securitization (EETC)	0.3	0.0%	0.4	0.0%
Structured insurance securitizations	0.1	0.0%	0.1	0.0%
Franchise assets	0.8	0.1%	1.2	0.1%
Intellectual property	—	0.0%	—	0.0%
Future flow	1.2	0.1%	2.4	0.2%
Other corporate asset-backed	5.5	0.5%	7.1	0.6%

Total non-United States	50.2	4.8%	67.0	5.7%

Total global structured finance	192.0	18.7%	241.7	20.7%

Total	$1,025.0	100.0%	$1,166.2	100.0%

(1)—	Includes investor-owned utilities, industrial development and pollution control revenue bonds.
(2)—	Includes certain non-profit enterprises and stadium related financing.
(3)—	Includes regions, departments or their equivalent in each jurisdiction as well as sovereign-owned entities that are supported by a sovereign state, region or department.
(4)—	Includes municipal-owned entities backed by sponsoring local government.
(5)—	Includes transactions (represented by structured pools of primarily investment grade corporate credit risks or CRE assets) that do not include typical CDO structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

The insurance operations have entered into certain guarantees of derivative contracts, included in the preceding tables, which do not qualify for the financial guarantee scope exception under the provisions of fair value measurements and disclosures. MBIA generally guarantees the timely payment of principal and interest related to these derivatives upon the occurrence of a credit event with respect to a referenced obligation. The maximum amount of future payments that MBIA may be required to make under these guarantees is $117.3 billion. MBIA’s guarantees of derivative contracts have a legal maximum maturity range of 1 to 72 years. A small number of insured credit derivative contracts have long-dated maturities, which comprise the longest maturity dates of the underlying collateral. However, the expected maturities of such contracts are much shorter due to amortizations and prepayments in the underlying collateral pools. The fair values of these guarantees as of December 31, 2010 are recorded on the consolidated balance sheet as derivative liabilities, representing gross losses of $4.4 billion. The fair values of these guarantees as of December 31, 2009 are recorded on the consolidated balance sheet as derivative assets and liabilities, representing gross gains and losses, of $756 million and $4.6 billion, respectively. These derivative contracts are discussed further in “Note 10: Derivative Instruments.”

Investment agreement contracts and MTNs issued by the Company’s asset/liability products segment are insured by MBIA Corp. and are not included in the previous tables. If MBIA Inc. or these subsidiaries were to have insufficient assets to pay amounts due, MBIA Corp. would make such payments under its insurance policies. As of December 31, 2010, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees is $4.9 billion. These guarantees, which have a maximum maturity range of 1 to 37 years, were entered into on an arm’s length basis and are fully collateralized by marketable securities. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Insurance in Force (continued)

Reinsured Exposure

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. In 2010, MBIA reassumed par outstanding of $35.0 billion from two reinsurers, Channel Re and Mitsui Sumitomo Insurance Company, Ltd. As of December 31, 2010, the use of reinsurance was immaterial to the insurance operations business and the Company expects that it will continue to be immaterial in the future.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2010, the total amount available under these letters of credit and trust arrangements was $7 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

The aggregate amount of insurance in force ceded by MBIA to reinsurers was $9.8 billion and $60.2 billion as of December 31, 2010 and 2009, respectively. For Financial Guaranty Insurance Company (“FGIC”) policies assigned to National from MBIA, National maintains the right to receive third-party reinsurance totaling $10.4 billion and $11.1 billion of insured par outstanding as of December 31, 2010 and 2009, respectively. The aggregate amount of insurance in force for FGIC policies is $18.3 billion and $19.8 billion as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $5.7 billion compared with $43.6 billion as of December 31, 2009. The following table presents information about the Company’s reinsurance agreements as of December 31, 2010 for its U.S. public finance and structured finance and international insurance operations. Estimated credit impairments represent the reinsurers’ portion of amounts the Company expects to pay on insured derivative contracts.

In millions	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	LOC / Trust Accounts	Reinsurance Recoverable (1)	Estimated Credit Impairments on Insured Derivatives
Reinsurers
Assured Guaranty Corp.	AA+ (Stable Outlook)	Aa3 (Negative Outlook)	$4,448	$—	$15	$—
Assured Guaranty Re Ltd.	AA (Stable)	A1 (Negative Outlook)	676	4	—	—
Overseas Private Investment Corporation	AAA (Stable)	Aaa (Stable)	344	—	—	—
Export Development Canada	AAA (Stable)	Aaa (Stable)	90	2	—	—
Others	A+ or above	A1 or above	120	1	—	—

Total			$5,678	$7	$15	$—

(1)—Total reinsurance recoverable of $15 million comprised recoverables on paid and unpaid losses of $1 million and $14 million, respectively.

In the third quarter of 2010, MBIA acquired the remaining equity interest in Channel Re that it did not hold, commuted all reinsurance with Channel Re, and liquidated Channel Re. Channel Re was a financial guarantee reinsurer founded in 2004, which assumed business only from MBIA Insurance Corporation and MBIA UK. Upon the commutation of exposure ceded to Channel Re, MBIA Insurance Corporation, National and MBIA UK assumed $21.6 billion, $7.8 billion, and $2.1 billion, respectively, in insured exposure.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Insurance in Force (continued)

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

Premium Summary

The components of financial guarantee net premiums earned, including premiums assumed from and ceded to other companies, are presented in the following table:

	Years Ended December 31,
In millions	2010	2009	2008
Net premiums earned:
Direct	$516	$726	$912
Assumed	106	107	56

Gross	622	833	968
Ceded	(28)	(87)	(118)

Net premiums earned	$594	$746	$850

For the years ended December 31, 2010, 2009 and 2008, recoveries received on claims for financial guarantee policies under reinsurance contracts totaled $21 million, $41 million and $112 million, respectively. Ceding commissions from reinsurance, before deferrals and net of returned ceding commissions, were revenue of $7 million, $6 million and $25 million for the years December 31, 2010, 2009, and 2008, respectively.

Note 17: Insurance Regulations and Dividends

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

In 2010, MBIA Corp. did not declare or pay any dividends to MBIA Inc. or the holders of its preferred stock. MBIA Corp. is currently unable to pay dividends, including those related to its preferred stock, as a result of its earned surplus deficit as of December 31, 2010.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Insurance Regulations and Dividends (continued)

On February 17, 2009, MBIA Corp. declared and paid a dividend of $1.2 billion to MBIA Inc. related to the restructuring of MBIA Insurance Corporation, after receiving prior approval from the Superintendent of the NYSID. The $1.2 billion dividend together with $945 million return of capital represents the $2.1 billion distributed to MBIA Inc. to further capitalize National.

Previously, National had an unassigned surplus deficit principally as a result of the 2009 reinsurance transaction between MBIA Corp. and National. Consistent with the Company’s plan to transform its insurance business, National sought and was granted a permitted practice effective January 1, 2010 by the NYSID to reset its unassigned surplus, of which earned surplus is a component. The reset provides National with dividend capacity of $91 million as of December 31, 2010. National did not declare or pay any dividends during 2010 or 2009. At the current time, the Company does not intend for National to declare dividends. In October 2010, the plaintiffs in the Transformation litigation initiated a court proceeding challenging the approval of the surplus reset. Refer to “Note 24: Commitments and Contingencies” for further information on the Transformation litigation.

As a result of the establishment of National and the reinsurance of the MBIA Corp. and FGIC portfolios by National, National and MBIA Corp. exceeded as of the closing date certain single and aggregate risk limits under New York State insurance law. These insurers obtained waivers from the NYSID of such limits. In connection with the waivers, they submitted a plan to the NYSID to achieve compliance with the applicable regulatory limits. Under the plans, they agreed not to write new financial guarantee insurance for certain issuers, and in MBIA Corp.’s case, in certain categories of business, until they were in compliance with their single risk limits and agreed to take commercially reasonable steps, including considering reinsurance, the addition of capital and other risk mitigation strategies, in order to comply with the regulatory single and aggregate risk limits. As a condition to granting the waiver, the NYSID required that, in addition to complying with these plans, upon written notice from the NYSID, MBIA Corp. and National, as applicable, would cease writing new financial guarantee insurance if it were not in compliance with the risk limitation requirements by December 31, 2009. Neither National nor MBIA Corp. has come into compliance with the single or aggregate risk limits. To date, no such notice has been received from the NYSID. In 2010, MBIA Corp. reported a de minimis number of additional overages to the NYSID due to changes in its statutory capital.

Consolidated results of operations for MBIA Corp. determined in accordance with statutory accounting practices for the years ended December 31, 2010 and 2009 were net loss of $434 million and $681 million, respectively. As of December 31, 2010, MBIA Corp.’s statutory capital was $2.7 billion, consisting of policyholders’ surplus of $1.0 billion and contingency reserve of $1.7 billion. As of December 31, 2009, MBIA Corp. had statutory capital of $3.3 billion.

For the years ended December 31, 2010 and 2009, National had statutory net income and a statutory net loss of $409 million and $299 million, respectively. As of December 31, 2010, National’s statutory capital was $2.4 billion, consisting of policyholders’ surplus of $908 million and contingency reserves of $1.5 billion. As of December 31, 2009, National had statutory capital of $2.0 billion.

Note 18: Pension and Profit-sharing Plans

The Company maintains a qualified non-contributory defined contribution pension plan to which the Company contributes 10% of each eligible employee’s annual compensation. Annual compensation for determining such contributions consists of base salary, bonus and commissions, as applicable. Pension benefits vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. Pension expense related to the Company’s qualified pension plan for the years ended December 31, 2010, 2009 and 2008 was $7 million, $6 million, and $5 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Pension and Profit-sharing Plans (continued)

The Company also maintains a qualified profit-sharing/401(k) plan. The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute, through payroll deductions, up to 25% of eligible compensation. The Company matches employee contributions up to the first 5% of such compensation. During 2008, the 401(k) plan was amended to allow 401(k) matching contributions to be made in the form of cash, whereby participants may direct the Company match to an investment of their choice. Prior to the amendment, the Company matching contribution was made in the form of MBIA Inc. common stock. The benefit of the Company’s contributions vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. Participants who qualify for distribution may receive a single lump sum, transfer the assets to another qualified plan or individual retirement account, or receive a series of specified installment payments. Profit-sharing/401(k) expense related to the Company’s qualified plan for the years ended December 31, 2010, 2009 and 2008 was $3 million, $3 million, and $2 million, respectively.

In addition to the above two plans, the Company maintains a non-qualified deferred compensation plan. Contributions to the above qualified plans that exceed limitations established by federal regulations are then contributed to the non-qualified deferred compensation plan. The non-qualified pension expense for the years ended December 31, 2010, 2009 and 2008 was $3 million, $2 million, and $3 million, respectively. The non-qualified profit-sharing/401(k) expense for each of the years ended December 31, 2010, 2009 and 2008 was $1 million. In addition, the interest credited to the non-qualified deferred compensation plan for the years ended December 31, 2010, 2009 and 2008 was $0.2 million, $1 million and $3 million, respectively.

The Company maintains voluntary retirement benefits, which provide certain benefits to eligible employees of the Company upon retirement. A description of these benefits is included in the Company’s proxy statement.

Note 19: Long-term Incentive Plans

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19: Long-term Incentive Plans (continued)

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

Following the effective date of the Omnibus Plan, no new options or awards were granted under any of the prior plans authorized by the shareholders and all shares authorized but unissued were canceled. All stock awards granted under the prior plans and subsequently canceled or expired after the effective date of the Omnibus Plan, become available for grant under the Omnibus Plan.

In 2010, 1,100,000 options were granted and 1,493,873 options were canceled or expired. In 2010, 805,776 restricted shares were granted, 1,600 restricted share units were granted, 913,070 restricted shares were canceled and 31,804 restricted share units were canceled. This restricted share activity affects the available share balance for future grants under the Omnibus Plan at a two-for-one ratio. There were 6,661,009 shares available for future grants under the Omnibus Plan as of December 31, 2010.

In May 2008, the shareholders of the Company approved two restricted share grants for the CEO, the first granted in May 2008 and the second granted in February 2009. These two grants did not reduce the shares available for grant under the Omnibus Plan, as the grants were separately approved by the shareholders of the Company. In addition, the vesting schedules of these grants are linked to the Company’s market value performance. For further information regarding performance based awards, please refer to the “Performance Based Awards” section of this note.

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

The Company maintains voluntary retirement benefits as discussed in “Note 18: Pension and Profit-sharing Plans.” One of the components of the retirement program for those employees that are retirement eligible is to continue to vest all outstanding stock options and restricted share awards linked to growth in modified book value beyond the retirement date in accordance with the original vesting terms and to immediately vest all outstanding time-based restricted share grants. The accounting guidance for share-based payment requires compensation costs for those employees to be recognized from the date of grant through the retirement eligible date, unless there is a risk of forfeiture, in which case the compensation cost is recognized in accordance with the original vesting schedule. Accelerated expense relating to this retirement benefit for both stock option awards and restricted stock awards has been included in the compensation expense amounts.

Restricted Stock

The fair value of the restricted shares awarded, determined on the grant date, was $4 million and $7 million, and the fair value of the restricted shares cancelled was $33 million and $31 million for 2010 and 2009, respectively. Restricted shares have been recorded as unearned compensation, which is a component of paid-in capital within shareholders’ equity on the Company’s consolidated balance sheets and have been included in Share-based compensation on the Company’s consolidated statements of changes in shareholders’ equity. As of

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19: Long-term Incentive Plans (continued)

December 31, 2010, the unearned compensation balance for all restricted shares outstanding was $18 million. The amount of unearned compensation, net of estimated forfeitures, was $17 million as of December 31, 2010, which is expected to be recognized as expense over a weighted average period of 2.2 years. Unearned compensation is amortized to expense over the appropriate three-to five-year vesting period (except for a minor portion granted to members of the MBIA Inc. Board of Directors which is amortized over a ten-year period).

Compensation expense related to the restricted shares, net of estimated forfeitures, was $6 million and $9 million for the years ended December 31, 2010 and 2009, respectively. The tax benefit related to the restricted share awards during 2010 and 2009 was $2 million and $3 million, respectively. In addition, during 2010 and 2009 there was a tax charge of $1 million for each of the years in paid-in capital related to the restricted shares that vested at a lower market value in comparison to the market value on the date of grant.

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

A summary of the Company’s restricted shares outstanding as of December 31, 2010, 2009 and 2008, and changes during the years ended on those dates, is presented in the following table:

	Restricted Share Activity
	2010	2009	2008
Outstanding at beginning of year	5,169,193	3,619,969	1,629,627
Granted	805,776	2,194,686	2,759,388
Vested	48,009	77,847	185,607
Forfeited	(913,070)	(567,615)	(583,439)

Outstanding at end of year	5,013,890	5,169,193	3,619,969

The following table presents the total number of restricted share awards granted during the last three years. The proxy officers are disclosed in the Company’s proxy statement.

	Number of Restricted Shares Granted
	2010	2009	2008
Proxy officers	600,000	1,291,990	1,634,000
Other	205,776	902,696	1,125,388

Total	805,776	2,194,686	2,759,388

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19: Long-term Incentive Plans (continued)

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

	March 2010	March 2009	February 2008

Number of options granted	1,100,000	1,900,000	2,500,000
Exercise price	$5.05	$4.02	$12.50
Dividend yield	0.000%	0.705%	2.960%
Expected volatility	0.9938	0.8520	0.6414
Risk-free interest rate	2.585%	2.209%	2.840%
Expected option term (in years)	5.00	5.00	3.98

Employee stock option compensation expense, net of estimated forfeitures, for the years ended December 31, 2010, 2009, and 2008 totaled $2 million, $6 million and $8 million, respectively. During 2010, 2009, and 2008 there were no stock option awards exercised. During 2010 and 2009, the Company wrote off a deferred tax asset of $2 million and $4 million, respectively, related to the cancellation of fully vested stock option awards as a charge to paid-in capital. As of December 31, 2010, there was $9 million of total unrecognized compensation cost related to non-vested stock options. This amount is expected to be recognized as expense over a weighted average period of 1.83 years.

The following table presents the total number of options granted during the last three years. The proxy officers are disclosed in the Company’s proxy statement.

	Number of Options Granted
	2010	2009	2008
Proxy officers	600,000	1,750,000	1,600,000
Other senior officers	—	—	900,000

Senior officers	600,000	1,750,000	2,500,000
Other	500,000	150,000	—

Total	1,100,000	1,900,000	2,500,000

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19: Long-term Incentive Plans (continued)

A summary of the Company’s stock options outstanding as of December 31, 2010, 2009 and 2008, and changes during the years ended on those dates, is presented in the following tables:

	2010
Options	Number of Shares	Weighted Avg. Price per Share
Outstanding at beginning of year	7,044,820	$25.3110
Granted	1,100,000	5.0500
Expired or canceled	(1,493,873)	(24.3703)

Outstanding at end of year	6,650,947	$22.1713

Exercisable at end of year	2,050,252	$53.1172
Weighted average fair value per share of options granted during the year		$3.79

	2009
Options	Number of Shares	Weighted Avg. Price per Share
Outstanding at beginning of year	6,312,194	$34.9822
Granted	1,900,000	4.0200
Expired or canceled	(1,167,374)	(42.9522)

Outstanding at end of year	7,044,820	$25.3110

Exercisable at end of year	2,006,620	$50.0301
Weighted average fair value per share of options granted during the year		$2.61

	2008
Options	Number of Shares	Weighted Avg. Price per Share
Outstanding at beginning of year	6,751,061	$47.1771
Granted	2,859,000	12.4561
Expired or canceled	(3,297,867)	(40.4160)

Outstanding at end of year	6,312,194	$34.9822

Exercisable at end of year	2,858,720	$46.1504
Weighted average fair value per share of options granted during the year		$5.13

The following table summarizes information about outstanding stock options as of December 31, 2010:

Range of Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Outstanding Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price
$4.02-$12.50	4,550,000	5.01	$7.8101	—	$—
$36.69-$55.60	1,048,132	1.41	44.9965	1,044,937	44.9855
$56.16-$70.86	1,052,815	3.74	61.5131	1,005,315	61.5694

Total	6,650,947	4.24	$22.1713	2,050,252	$53.1172

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19: Long-term Incentive Plans (continued)

Performance Based Awards

During 2010, the Board of Managers of Cutwater established the Cutwater Asset Management Equity Participation Plan (“the Plan”). The purpose of the Plan is to promote the interests of Cutwater and its equity security holders and is designed to provide compensation tied to the value of Cutwater by the grant of equity participation units. Each unit represents the contractual right to receive cash payments based on the value of Cutwater. These grants have a restriction period lasting five years, after which time the awards fully vest providing the participant is continuously employed by Cutwater or one of its affiliates during that period. The maximum number of units available for grant under the Plan is 350,000. During 2010, 228,316 units were granted. There were 121,684 units available for future grants under the Plan as of December 31, 2010. The value of the units granted for the year ended December 31, 2010 was $27 million. In accordance with the accounting guidance for awards that include a cash-based settlement feature, the Plan is classified as a liability award. The original value of the award was determined on the date of grant. The subsequent value of the award will be remeasured at each balance sheet date and any changes in value will be reported in earnings. Compensation cost related to the Plan for the year ended December 31, 2010 was $5 million.

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

Deferred Cash Awards

During 2010 and 2009, the Company granted deferred cash-based long-term incentive awards. These grants have a vesting period of either three or five years, after which time the award fully vests. Payment is generally contingent on the employee’s continuous employment with the Company through the payment date. The deferred cash awards are granted to employees from the vice-president level up. Compensation expense related to the deferred cash awards was $7 million and $5 million for the years ended December 31, 2010 and 2009, respectively.

Note 20: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the years ended December 31, 2010, 2009 and 2008, there were 4,526,442, 7,401,350 and 6,547,709, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Earnings Per Share (continued)

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
$ in millions except share and per share amounts	2010	2009	2008
Net income (loss)	$53	$634	$(2,673)
Net income (loss) available to common shareholders	$53	$623	$(2,673)
Basic weighted average shares(1)	202,421,433	208,156,622	220,786,378
Effect of common stock equivalents:
Stock options	599,701	—	—

Diluted weighted average shares	203,021,134	208,156,622	220,786,378

Basic EPS:
Net income (loss)	$0.26	$2.99	$(12.11)

Diluted EPS:
Net income (loss)	$0.26	$2.99	$(12.11)

(1)—

Includes 5,325,428, 5,259,561 and 3,265,315 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 21: Common and Preferred Stock

Common Stock

Stock Warrants

On January 30, 2008, in connection with the Company issuing MBIA common stock to Warburg Pincus at $31 per share, the Company granted Warburg Pincus warrants to purchase 8.7 million shares of MBIA common stock at an exercise price of $40 per share and “B” warrants, which, upon obtaining certain approvals, will become exercisable to purchase 7.4 million shares of common stock at a price of $40 per share.

In February 2008, pursuant to the amended agreement with Warburg Pincus, Warburg Pincus was granted 4 million of “B2” warrants at a price of $16.20 per share. In addition, under anti-dilution provisions in the agreement with Warburg Pincus, the terms of the warrants issued to Warburg Pincus on January 30, 2008 were amended, which resulted in (a) the 8.7 million of warrants exercisable at $40 per share were revised to 11.5 million warrants exercisable at $30.25 per share and (b) the 7.4 million of “B” warrants exercisable at $40 per share were revised to 9.8 million “B” warrants exercisable at $30.25 per share.

Warrants granted to Warburg Pincus are recorded as liabilities and reported within “Other liabilities” on the consolidated balance sheets due to terms and conditions in the agreements that could require net cash settlement. As of December 31, 2010 and 2009, the fair value of the warrants was $58 million and $28 million, respectively.

Repurchase Program

Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. The Company believes that share repurchases can be an appropriate deployment of capital in excess of amounts needed to support the Company’s liquidity while maintaining the claims-paying resources of MBIA Corp. and National, as well as other business needs.

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. As of December 31, 2010, the Company repurchased 50.1 million shares of MBIA Inc. under the share repurchase program at a cost of $927 million and an average price of $18.49 per share, and $73 million remained available under the program. During 2010, MBIA repurchased 4.7 million shares at an average price of $6.44 per share.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21: Common and Preferred Stock (continued)

During 2010 and 2009, 16,984 and 16,400 shares, respectively, were purchased by the Company for settling awards under the Company’s long-term incentive plans.

Preferred Stock

In November 2008, through a Money Market Committed Preferred Custodial Trust (“CPCT”) facility issued by eight trusts (the “Trusts”), MBIA Corp. exercised a put option to sell to the Trusts perpetual preferred stock issued by MBIA Corp. Upon MBIA exercising the put option, the Trusts transferred proceeds of $400 million to MBIA Corp. in exchange for 4,000 shares of non-cumulative perpetual preferred stock. Once the proceeds were received, MBIA exercised its right to terminate the CPCT facility by making a fixed-rate election. As a result, the Trusts were terminated and third-party investors received a pro-rata share of MBIA Corp.’s preferred stock. MBIA Corp.’s preferred stock has preference over common stock upon liquidation.

As of December 31, 2010, MBIA Insurance Corporation had 2,759 shares of preferred stock issued and outstanding with a carrying value of $28 million. As of December 31, 2010, MBIA Inc. has repurchased 1,333 shares of the outstanding preferred stock of MBIA Insurance Corporation at a weighted average purchase price of $10,100 per share or 10.1% of face value. During 2010, MBIA Inc. repurchased 251 shares at a weighted average price of $10,400 per share or 10.4% of face value. As of December 31, 2010, on a consolidated basis, 1,426 preferred shares of MBIA Insurance Corporation remained outstanding to unaffiliated investors with a carrying value of $14 million.

In accordance with MBIA’s fixed-rate election, the dividend rate on the preferred stock was determined using a fixed-rate equivalent of LIBOR plus 200 basis points. Each share of preferred stock has a par value of $1,000 with a liquidation preference of $100,000. The holders of the preferred stock are not entitled to any voting rights as shareholders of MBIA Corp. and their consent is not required for taking any corporate action. Subject to certain requirements, the preferred stock may be redeemed, in whole or in part, at the option of MBIA Corp. at any time or from time to time for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon at the date of redemption for the then current dividend period and any previously accumulated dividends payable without interest on such unpaid dividends. As of December 31, 2010, there were no dividends declared on the preferred stock. As of December 31, 2009, dividends in the amount of $11 million were declared on the preferred stock, of which $10 million was paid in 2009 and $1 million was paid in 2010. Payment of dividends on MBIA Corp.’s preferred stock is subject to the same restrictions that apply to dividends on common stock under New York State insurance law.

Note 22: Related Party Transactions

Related parties are defined as the following:

•

Affiliates of the Company: An affiliate is a party that directly or indirectly controls, is controlled by or is under common control with the Company. Control is defined as having, either directly or indirectly, the power to direct the management and operating policies of a company through ownership, by contract or otherwise.

•	Entities for which investments are accounted for using the equity method by the Company.

•	Trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management.

•	Principal owners of the Company defined as owners of record or known beneficial owners of more than 10% of the voting interests of the Company.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22: Related Party Transactions (continued)

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

From time to time, the Company may enter into transactions with related parties that the Company deems immaterial or which occur in the normal course of business and are deemed to be transacted at “arm’s length” by management.

Since 1989, MBIA Corp. has executed five surety bonds to guarantee the payment obligations of the members of the Municipal Bond Insurance Association (the “Association”), a voluntary unincorporated association of insurers writing municipal bond and note insurance as agents for the member insurance companies that had their S&P claims-paying rating downgraded from AAA on their previously issued Association policies. In the event that the Association does not meet their policy payment obligations, MBIA Corp. will pay the required amounts directly to the paying agent. The aggregate outstanding exposure on these surety bonds as of December 31, 2010 was $340 million.

MBIA, through its subsidiaries, is responsible for providing investment advisory and certain related administrative services to the MBIA Capital/Claymore Managed Duration Investment Grade Municipal Fund (the “Fund”). MBIA earned investment management, accounting, administration and service fees related to the Fund, net of underwriting fees paid to a third party, of $0.3 million for the years ended December 31, 2010, 2009 and 2008 and are included in “Fees and Reimbursements” in the Company’s consolidated statements of operations.

Cutwater-AMC, an indirect wholly owned subsidiary of MBIA, is responsible for providing investment advisory services to the MBIA Municipal Bond Inflation Protection Fund (“MIPS Fund”) of FundVantage Trust, an SEC-registered open-end, management investment company launched in November 2007. The investment objective of the MIPS Fund is to seek high after-tax inflation protected returns and it is intended to be marketed to institutional and retail investors. MBIA Corp. invested $25 million in the MIPS Fund as the initial shareholder and waived investment management fees related to the MIPS Fund in 2009 and 2008. However, MBIA Corp. earned $0.2 million and $0.8 million from its investment in the MIPS Fund in 2009 and 2008, respectively, which is included in net investment income in the Company’s consolidated statements of operations. MBIA Corp. redeemed its investment in the MIPS Fund in April 2009.

The Company owns investments, included in other investments, which are recorded in the Company’s financial statements using the equity method of accounting. These investments comprise equity interests in limited partnerships. All material transactions between MBIA and these entities have been eliminated in MBIA’s consolidated financial statements. As of December 31, 2010 and 2009, the total value of these investments was $2 million and $1 million, respectively.

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

Note 22: Related Party Transactions (continued)

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

The Company had no loans outstanding to any executive officers or directors during 2010 and 2009.

Note 23: Quarterly Financial Information (unaudited)

A summary of selected quarterly statement of operations information for the years ended December 31, 2010 and 2009 follows. Certain amounts have been reclassified to conform to the current presentation.

	2010
In millions except per share amounts	First	Second	Third	Fourth	Full Year(1)
Premiums earned	$157	$156	$137	$145	$594
Net investment income	122	107	113	115	457
Realized gain (losses) and other settlements on insured derivatives	(34)	(64)	552	(616)	(162)
Unrealized gains (losses) on insured derivatives	(2,211)	1,538	(1,044)	1,110	(607)

Net change in fair value of insured derivatives	(2,245)	1,474	(492)	494	(769)
Net gain (losses) on financial instruments at fair value and foreign exchange	(46)	(2)	12	123	88
Investment losses related to other-than-temporary impairments	(165)	(22)	0	(19)	(206)
Other-than-temporary impairments recognized in accumulated other comprehensive loss	136	9	0	(2)	142

Net investment losses related to other-than-temporary impairments	(29)	(13)	—	(21)	(64)
Net gains (losses) on extinguishment of debt	0	18	10	8	36
Other net realized gains (losses)	0	19	(1)	11	29
Revenues of consolidated variable interest entities	64	307	15	(23)	364
Total revenues	(1,856)	2,078	(191)	864	894
Losses and LAE incurred	214	(73)	(20)	110	232
Interest expense	84	81	81	79	325
Expenses of consolidated variable interest entities	19	18	20	26	83
Total expenses	403	109	165	312	989
Income (loss) before income taxes	(2,259)	1,968	(357)	552	(95)
Net income (loss)	(1,480)	1,295	(213)	451	53
Net income (loss) available to common stockholders	$(1,480)	$1,295	$(213)	$451	$53
Net income (loss) per common share:
Basic	$(7.22)	$6.34	$(1.06)	$2.25	$0.26
Diluted	$(7.22)	$6.32	$(1.06)	$2.24	$0.26

(1)—May not cross-foot due to rounding.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23: Quarterly Financial Information (unaudited) (continued)

	2009
In millions except per share amounts	First	Second	Third	Fourth	Full Year(1)
Premiums earned	$229	$178	$181	$158	$746
Net investment income	159	150	137	123	567
Realized gain (losses) and other settlements on insured derivatives	32	32	(30)	(200)	(166)
Unrealized gains (losses) on insured derivatives	1,609	424	(810)	428	1,650

Net change in fair value of insured derivatives	1,641	456	(840)	228	1,484
Net gains (losses) on financial instruments at fair value and foreign exchange	81	163	(117)	98	225
Investment losses related to other-than-temporary impairments	(196)	(266)	(52)	(17)	(531)
Other-than-temporary impairments recognized in accumulated other comprehensive loss	—	158	21	(9)	170

Net investment losses related to other-than-temporary impairments	(196)	(108)	(31)	(26)	(361)
Net gains (losses) on extinguishment of debt	10	96	118	2	225
Other net realized gains (losses)	(1)	(7)	(15)	(37)	(60)
Revenues of consolidated variable interest entities	(12)	43	(66)	17	(19)
Total revenues	1,929	992	(620)	653	2,954
Losses and LAE incurred	694	(729)	239	661	864
Interest expense	110	90	88	86	374
Expenses of consolidated variable interest entities	28	23	22	29	102
Total expenses	944	(511)	446	858	1,737
Income (loss) before income taxes	985	1,503	(1,066)	(205)	1,217
Net income (loss)	701	898	(725)	(240)	634
Net income (loss) available to common stockholders	$697	$895	$(728)	$(240)	$623
Net income (loss) per common share:
Basic	$3.34	$4.30	$(3.50)	$(1.16)	$2.99
Diluted	$3.34	$4.30	$(3.50)	$(1.16)	$2.99

(1)—	May not cross-foot due to rounding.

Note 24: Commitments and Contingencies

Corporate Litigation

The Company was named as a defendant, along with certain of its current and former officers, in private securities actions that were consolidated in the U.S. District Court for the Southern District of New York as In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). The plaintiffs asserted claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs purport to be acting as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”). The lawsuit asserts, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with a health care transaction loss. The plaintiffs allege that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices throughout the Class Period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24: Commitments and Contingencies (continued)

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that plaintiffs’ claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. On November 12, 2008, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal on statute of limitations grounds, but remanded the case to allow the plaintiffs to file an amended complaint. The Second Consolidated Amended Class Action Complaint was filed on February 18, 2009. On September 24, 2009, the Court dismissed plaintiffs’ complaint with prejudice. On November 2, 2009, the plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Second Circuit. On June 22 and 24, 2010, individual defendants Juliette Tehrani and David Elliot, respectively, were voluntarily dismissed from the litigation. On February 28, 2011, the U.S. Court of Appeals for the Second Circuit vacated the district court’s grant of the Company’s motion to dismiss and remanded the case back to the district court for reconsideration of the statute of limitations analysis in light of the intervening U.S. Supreme Court decision in Merck & Co. v. Reynolds as well as to consider additional arguments in favor of dismissal propounded by the Company.

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re MBIA Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the U.S. District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff, the Teachers’ Retirement System of Oklahoma, seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. On April 30, 2010, plaintiffs filed their Second Consolidated Amended Class Action Complaint. The motion to dismiss the Second Consolidated Amended Class Action Complaint filed on behalf of Messrs. Chaplin and Dunton was fully briefed as of October 29, 2010.

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant, entitled Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515, (the “Detroit Complaint”), was filed in the U.S. District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Consolidated Class Action, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The Detroit Complaint purports to relate to a so-called “Relevant Time Period” from February 9, 2006, through the time of filing of the complaint. On December 14, 2010, Judge Karas dismissed the complaint without prejudice. On December 23, 2010, a new demand making similar claims was made on the Company’s Board of Directors.

On August 11, 2008, a shareholder derivative lawsuit entitled Crescente v. Brown et al., No. 08-17595 was filed in the Supreme Court of the State of New York, County of Westchester against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant. The gravamen of this complaint is similar to the Detroit Complaint except that the time period assertedly covered is from January, 2007, through the time of filing of this complaint. The derivative plaintiff has agreed to stay the action pending further developments in the federal derivative litigation.

On July 23, 2008, the City of Los Angeles filed a complaint in the Superior Court of the State of California, County of Los Angeles, against a number of financial guarantee insurers, including MBIA. At the same time and subsequently, additional complaints against the Company and nearly all of the same co-defendants were filed by the City of Stockton, the City of Oakland, the City and County of San Francisco, the County of San Mateo, the County of Alameda, the City of Los Angeles Department of Water and Power, the Sacramento Municipal Utility District, the City of Sacramento, the City of Riverside, the Los Angeles World Airports, the City of Richmond, Redwood City, the East Bay Municipal Utility District, the Sacramento Suburban Water District, the City of San Jose, the County of Tulare, the Regents of the University of California , Contra Costa County, the Redevelopment

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24: Commitments and Contingencies (continued)

Agency of the City of Riverside, and the Public Financing Authority of the City of Riverside, The Olympic Club, the Jewish Community Center of San Francisco and the Redevelopment Agency of San Jose. These cases are, or are expected to become, part of a coordination proceeding in Superior Court, San Francisco County, before Judge Richard A. Kramer, referred to as the Ambac Bond Insurance Cases which name as defendants MBIA, AMBAC Assurance Corp., Syncora Guarantee, Inc. f/k/a XL Capital Assurance Inc., Financial Security Assurance, Inc., Assured Guaranty Corp., Financial Guaranty Insurance Company, and CIFG Assurance North America, Inc., Fitch Inc., Fitch Ratings, Ltd., Fitch Group, Inc., Moody’s Corporation, Moody’s Investors Service, Inc., The McGraw-Hill Companies, Inc., and Standard & Poor’s Financial Services LLC.

The claims as they now stand allege participation by all defendants in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and not-for-profit issuers and thus created market demand for bond insurance. Plaintiffs also allege that the individual bond insurers participated in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and each failed adequately to disclose the impact of those transactions on their financial condition. In addition to the statutory antitrust claim, plaintiffs assert common law theories in breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, negligence, and unjust enrichment. The non-municipal plaintiffs also allege a California unfair competition cause of action. Defendants’ demurrers were filed on September 17, 2010 and plaintiffs’ opposition to demurrers were filed on October 22, 2010. On November 30, 2010, prior to the hearing on the demurrers, the credit rating agency defendants removed the seven actions in which they were named to the U.S. District Court for the Northern District of California. On December 8, 2010, defendant Ambac Assurance Corp. removed the remaining actions. On January 31, 2011, the district court granted plaintiffs’ motion to remand the cases back to San Francisco Superior Court.

On July 23, 2008, the City of Los Angeles filed a separate complaint in the Superior Court, County of Los Angeles, naming as defendants the Company and other financial institutions, and alleging fraud and violations of California’s antitrust laws through bid-rigging in the sale of guaranteed investment contracts and what plaintiff calls “municipal derivatives” to municipal bond issuers. The case was removed to federal court and transferred by order dated November 26, 2008, to the Southern District of New York for inclusion in the multidistrict litigation In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950. Complaints making the same allegations against the Company and nearly all of the same co-defendants were then or subsequently filed by the County of San Diego, the City of Stockton, the County of San Mateo, the County of Contra Costa, Los Angeles World Airports, the Redevelopment Agency of the City of Stockton, the Public Financing Authority of the City of Stockton, the County of Tulare, the Sacramento Suburban Water District, Sacramento Municipal Utility District , the City of Riverside, the Redevelopment Agency of the City of Riverside, the Public Financing Authority of the City of Riverside, Redwood City, the East Bay Municipal Utility District, the Redevelopment Agency of the City and County of San Francisco, the City of Richmond, the City of San Jose, the San Jose Redevelopment Agency, the State of West Virginia, Los Angeles Unified School District and three not-for-profit retirement community operators, Active Retirement Community, Inc. d/b/a Jefferson’s Ferry, Kendal on Hudson, Inc. and Paconic Landing at Southhold Inc. These cases have all been added to the multidistrict litigation. Plaintiffs in all of the cases assert federal and either California or New York State antitrust claims. In February, 2010, the Company moved to dismiss the then-existing complaints and, on April 28, 2010, Judge Victor Marrero denied the motion. The Company’s motion for reconsideration was denied on May 3, 2010. The Company has answered some of the complaints, denying the material allegations, and is preparing to answer the others. MBIA is also preparing to answer amended versions of some of the complaints.

On March 12, 2010, the City of Phoenix, Arizona filed a complaint in the U.S. District Court for the District of Arizona against MBIA Corp., Ambac Assurance Corp. and Financial Guaranty Insurance Company relating to insurance premiums charged on municipal bonds issued by the City of Phoenix between 2004 and 2007. Plaintiff’s complaint alleges pricing discrimination under Arizona insurance law and unjust enrichment. MBIA Inc. filed its answer on May 28, 2010.

On April 5, 2010, Tri-City Healthcare District, a California public healthcare legislative district, filed a complaint in the Superior Court of California, County of San Francisco, against MBIA Inc., MBIA Corp., National, certain MBIA

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24: Commitments and Contingencies (continued)

employees (collectively for this paragraph, “MBIA”), as well as various financial institutions and law firms. Tri-City subsequently filed three amended complaints. The Third Amendment Complaint, filed on January 26, 2011, purports to state 10 causes of against MBIA for, among other things, fraud, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and violation of the California False Claims Act arising from Tri-City Healthcare District’s investment in auction rate securities. On October 22, 2010, MBIA filed its demurrer to the Second Amended Complaint. At the January 6, 2011 demurrer hearing, the Court dismissed portions of the complaint with leave to amend. On February 17, 2011, MBIA filed its demurrer to the Third Amended Complaint.

The Company has received subpoenas or informal inquiries from a variety of regulators, regarding a variety of subjects. The Company has cooperated fully with each of these regulators and has or is in the process of satisfying all such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

Recovery Litigation

On September 30, 2008, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleged that Countrywide fraudulently induced MBIA to provide financial guarantee insurance on securitizations of HELOCs and closed end second-liens by misrepresenting the true risk profile of the underlying collateral and Countrywide’s adherence to its strict underwriting standards and guidelines. The complaint also alleged that Countrywide breached its representations and warranties and its contractual obligations, including its obligation to cure or repurchase ineligible loans as well as its obligation to service the loans in accordance with industry standards. In an order dated July 8, 2009, the New York State Supreme Court denied Countrywide’s motion to dismiss in part, allowing the fraud cause of action to proceed against all three Countrywide defendants and the contract causes of action to proceed against Countrywide Home Loans, Inc. All parties have filed notices of appeal and defendants filed their answer to the complaint on August 3, 2009. On August 24, 2009, MBIA Corp. filed an amended complaint, adding Bank of America and Countrywide Home Loans Servicing LP as defendants and identifying an additional five securitizations. On April 29, 2010, the court denied defendants’ motion to dismiss Bank of America and allowed MBIA Corp.’s claims for successor and vicarious liability to proceed against Bank of America, as well as upholding MBIA Corp.’s fraud claim. On May 28, 2010, defendants filed their notice of appeal with respect to the denial of the dismissal of MBIA Corp.’s claims for fraud and breach of the implied covenant of good faith and fair dealing. On June 11, 2010, MBIA Corp. filed its cross notice of appeal with respect to the dismissal of its claims of negligent misrepresentation and the limitation of its claim for breach of implied covenant of good faith and fair dealing. Briefing on the appeals was complete as of October 25, 2010, and argument will be heard in the March 2011 Term of the New York Supreme Court, Appellate Division, First Department. On December 22, 2010, the court granted MBIA Corp.’s motion in limine allowing it to offer evidence relating to statistically valid random samples of loans from each of the Countrywide securitizations in support of its contract and fraud cases of action for purposes of determining liability and damages.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24: Commitments and Contingencies (continued)

On October 15, 2008, MBIA Corp. commenced an action in the U.S. District Court for the Southern District of New York against Residential Funding Company, LLC (“RFC”). On December 5, 2008, a notice of voluntary dismissal without prejudice was filed in the Southern District of New York and the complaint was re-filed in the Supreme Court of the State of New York, New York County. The complaint alleges that RFC fraudulently induced MBIA Corp. to provide financial guarantee policies with respect to five RFC closed-end home equity second-lien and HELOC securitizations, and that RFC breached its contractual representations and warranties, as well as its obligation to repurchase ineligible loans, among other claims. On December 23, 2009, the court denied in part RFC’s motion to dismiss MBIA’s complaint with respect to MBIA’s fraud claims. On March 19, 2010, MBIA Corp. filed its amended complaint. On May 14, 2010, RFC filed a motion to dismiss only the renewed negligent misrepresentation claim, which was granted on November 8, 2010. On December 7, 2010, RFC filed its answer to the remaining claims in MBIA Corp.’s amended complaint.

On April 1, 2010, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against GMAC Mortgage, LLC (“GMAC”). The complaint alleges fraud and negligent misrepresentation on the part of GMAC in connection with the procurement of financial guarantee insurance on three RMBS transactions, breach of GMAC’s representations and warranties and its contractual obligation to cure or repurchase ineligible loans and breach of the implied duty of good faith and fair dealing. On December 7, 2010, Justice Fried denied in part GMAC’s motion to dismiss allowing MBIA Corp. to proceed on its fraud and breach of contract claims. On January 5, 2011, GMAC filed its answer to the remaining causes of action in the complaint.

On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc (“Credit Suisse”). The complaint seeks damages for fraud and breach of contractual obligations in connection with the procurement of financial guarantee insurance on the Home Equity Mortgage Trust Series 2007-2 securitization. The complaint alleges, among other claims, that Credit Suisse falsely represented (i) the attributes of the securitized loans; (ii) that the loans complied with the governing underwriting guidelines; and (iii) that Credit Suisse had conducted extensive due diligence on the securitized loans to ensure compliance with the underwriting guidelines. The complaint further alleges that the defendants breached their contractual obligations to cure or repurchase loans found to be in breach of the representations and warranties applicable thereto and denied MBIA the requisite access to all records and documents regarding the securitized loans. On August 9, 2010, the court denied Credit Suisse’s motion to dismiss in part. On January 27, 2011, the court issued a ruling allowing MBIA Corp. a jury trial on its fraudulent inducement cause of action.

On December 6, 2010, MBIA. Corp. commenced an action in New York State Supreme Court, Westchester County, against Morgan Stanley, Morgan Stanley Capital Holdings LLC and Saxon Mortgage Services Inc. (collectively, “Morgan Stanley”). The complaint alleges fraud and breach of contract on the part of Morgan Stanley in connection with MBIA Corp.’s issuance of financial guarantee insurance on the MSM 2007-9SL Alt-A second-lien RMBS transaction, as well as breach of Saxon Mortgage Inc.’s servicing obligations. On February 9, 2011, the Westchester County Commercial Division judge who was assigned the case recused himself because of a conflict. On February 16, 2011, the parties filed a joint stipulation with the court to transfer venue to the New York County Commercial Division.

In its determination of expected ultimate insurance losses on financial guarantee contracts, the Company has considered the probability of potential recoveries arising out of the contractual obligation by the sellers/servicers to repurchase or replace ineligible mortgage loans in certain second-lien mortgage securitizations, which include potential recoveries that may be affected by the legal actions against Countrywide, RFC, Credit Suisse, GMAC and Morgan Stanley. However, there can be no assurance that the Company will prevail in these actions.

On April 30, 2009, MBIA Corp. and LaCrosse commenced an action in the New York State Supreme Court, New York County, against Merrill Lynch, Pierce, Fenner and Smith, Inc. and Merrill Lynch International. The complaint (amended on May 15, 2009) seeks damages in an as yet indeterminate amount believed to be in excess of several hundred million dollars arising from alleged misrepresentations and breaches of contract in connection with eleven CDS contracts pursuant to which MBIA wrote protection in favor of Merrill Lynch and other parties

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24: Commitments and Contingencies (continued)

on a total of $5.7 billion in CDOs arranged and marketed by Merrill Lynch. The complaint also seeks rescission of the CDS contracts. On April 9, 2010, Justice Bernard Fried denied in part and granted in part Merrill Lynch’s motion to dismiss. On April 13, 2010, MBIA Corp. filed a notice of appeal with respect to the dismissal of its claims for fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing. Merrill Lynch filed its cross notice of appeal regarding the breach of contract claim that survived the motion to dismiss. On February 1, 2011, the New York Supreme Court, Appellate Division, First Department affirmed the lower court’s dismissal and reversed the lower court’s ruling relating to MBIA Corp.’s breach of contract claim. MBIA Corp. intends to appeal the Appellate Division’s ruling to the New York Court of Appeals, and has filed papers with the lower court seeking permission to file an amended complaint.

On January 21, 2010, MBIA Corp. and LaCrosse commenced an action in New York State Supreme Court, Westchester County, against Royal Bank of Canada and RBC Capital Markets Corporation (“RBC”) relating to three CDS transactions and related insurance policies referencing Logan CDO I, Ltd., Logan CDO II, Ltd. and Logan CDO III, Ltd. (the “Logan CDOs”). The complaint alleged RBC fraudulently or negligently induced MBIA to insure the Logan CDOs, claims for breach of contract and promissory estoppel, and challenges RBC’s failure to issue credit event and related notifications in accordance with contractual obligations for the Logan CDOs. A settlement of this matter was reached between the parties and on January 4, 2011, a stipulation of voluntary discontinuance with prejudice was filed. The settlement also included commutation of certain CDS contracts between RBC and LaCrosse.

On October 14, 2008, June 17, 2009 and August 25, 2009, MBIA Corp. submitted proofs of claim to the Federal Deposit Insurance Corporation (“FDIC”) with respect to the resolution of IndyMac Bank, F.S.B. for both pre- and post-receivership amounts owed to MBIA Corp. as a result of IndyMac’s contractual breaches and fraud in connection with financial guarantee insurance issued by MBIA Corp. on securitizations of HELOCs. The proofs of claim were subsequently denied by the FDIC. MBIA Corp. has appealed the FDIC’s denial of its proofs of claim via a complaint, filed on May 29, 2009, against IndyMac Bank, F.S.B. and the FDIC, as receiver, in the U.S. District Court for the District of Columbia and alleges that IndyMac fraudulently induced MBIA Corp. to provide financial guarantee insurance on securitizations of HELOCs by breaching contractual representations and warranties as well as negligently and fraudulently misrepresenting the nature of the loans in the securitization pools and IndyMac’s adherence to its strict underwriting standards and guidelines. On February 8, 2010, MBIA Corp. filed its amended complaint against the FDIC both in its corporate capacity and as conservator/receiver of IndyMac Federal Bank, F.S.B. for breach of its contractual obligations as servicer and seller for the IndyMac transactions at issue and for unlawful disposition of IndyMac Federal Bank, F.S.B.’s assets in connection with the FDIC’s resolution of IndyMac Bank, F.S.B. On May 21, 2010, the FDIC filed separate motions to dismiss both in its capacity as a corporate entity and as receiver/conservator. MBIA Corp. filed its opposition to the FDIC’s motions to dismiss on July 1, 2010. The FDIC’s replies were filed on July 30, 2010.

On September 22, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against IndyMac ABS, Inc., Home Equity Mortgage Loan Asset-Backed Trust, Series 2006-H4, Home Equity Mortgage Loans Asset-Backed Trust, Series INDS 2007-I, Home Equity Mortgage Loan Asset-Backed Trust, Series INDS 2007-2, Credit Suisse Securities (USA), L.L.C., UBS Securities, LLC, JPMorgan Chase & Co., Michael Perry, Scott Keys, Jill Jacobson, and Kevin Callan. The Complaint alleges that IndyMac Bank made numerous misrepresentations and omissions of material fact in connection with its sale of certain RMBS, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA Corp. commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA Corp. as the insurer of the income streams on these securities. On October 19, 2009, MBIA Corp. dismissed IndyMac ABS, Inc. from the action without prejudice. On October 23, 2009, defendants removed the case to the U.S. District Court for the Central District of California. On November 30, 2009, the IndyMac trusts were consensually dismissed from the litigation. On December 23, 2009, federal District Court Judge S. James Otero of the Central District of California granted MBIA Corp.’s motion to remand the case to Los Angeles Superior Court. On March 25, 2010, the case was reassigned to Judge Carl West. On June 4, 2010, defendants filed their Answers and Motion for Judgment on the Pleadings. MBIA Corp.’s opposition was filed on June 23, 2010. On August 3, 2010, the court denied defendants Motion for Judgment on the Pleadings in its entirety.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24: Commitments and Contingencies (continued)

On December 9, 2009, MBIA Corp. and LaCrosse commenced an action in U.S. District Court for the Southern District of New York against Cooperatieve Centrale Raiffeisen Boerenleenbank B.A. (“Rabobank”), The Bank of New York Mellon Trust Company, N.A., as Trustee (“Bank of New York Mellon”), and Paragon CDO Ltd. MBIA, as controlling class under the relevant Indenture, commenced the action seeking declaratory relief and damages for breach of contract and negligence relating to the improper sale of certain reference obligations in the Paragon CDO portfolio pool. On January 15, 2010, Rabobank and The Bank of New York Mellon filed their answers. On February 16, 2010, Paragon CDO Ltd. was dismissed from the case with prejudice. On April 16, 2010, Rabobank and Bank of New York Mellon filed respective pleadings opposing MBIA Corp.’s motion for summary judgment and in support of their own cross-motions for summary judgment and briefing is now completed.

Transformation Litigation

On March 11, 2009, a complaint was filed in the U.S. District Court of the Southern District of New York against the Company and its subsidiaries, MBIA Corp. and National, entitled Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (S.D.N.Y.). The lead plaintiffs, Aurelius Capital Master, Ltd., Aurelius Capital Partners, LP, Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P., and Fir Tree Mortgage Opportunity Master Fund, L.P. (the “Aurelius Plaintiffs”), purport to be acting as representatives for a class consisting of all holders of securities, instruments, or other obligations for which MBIA Corp., before February 18, 2009, issued financial guarantee insurance other than U.S. municipal/governmental bond securities. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the NYSID, constituted fraudulent conveyances under §§ 273, 274 and 276 of New York Debtor and Creditor Law and a breach of the implied covenant of good faith and fair dealing under New York common law. The Complaint seeks, inter alia, (a) a declaration that the alleged fraudulent conveyances are null and void and set aside, (b) a declaration that National is responsible for the insurance policies issued by MBIA Corp. up to February 17, 2009, and (c) an award of damages in an unspecified amount together with costs, expenses and attorneys’ fees in connection with the action. On February 11, 2010, Judge Sullivan entered an order denying MBIA’s motion to dismiss. On January 20, 2011, in light of the Appellate Division of the New York State Supreme Court’s order dismissing the ABN AMRO Bank N.V. et al. v. MBIA Inc. et al. discussed below, Judge Sullivan stayed this action pending plaintiffs’ appeal to the New York State Court of Appeals.

On April 6, 2009, a complaint was filed in the Court of Chancery for the State of Delaware entitled Third Avenue Trust and Third Avenue Variable Series Trust v. MBIA Insurance Corp. and MBIA Insurance Corp. of Illinois, CA 4486-UCL. Plaintiffs allege that they are holders of approximately $400 million of surplus notes issued by MBIA Corp. (for purposes of this section, the “Notes”) in January 2008. The complaint alleges (Count I) that certain of the Transactions breached the terms of the Notes and the Fiscal Agency Agreement dated January 16, 2008 pursuant to which the Notes were issued. The complaint also alleges that certain transfers under the Transactions were fraudulent in that they allegedly left MBIA Corp. with “unreasonably small capital” (Count II), “insolvent” (Count III), and were made with an “actual intent to defraud” (Count IV). The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions (b) declaring that the Transactions constituted a fraudulent conveyance, and (c) damages in an unspecified amount. On October 28, 2009, Vice Chancellor Strine entered an order dismissing the case without prejudice. On December 21, 2009, plaintiffs re-commenced the action in New York State Supreme Court. On February 10, 2011, the New York County Commercial Division announced that Hon. O. Peter Sherwood has been assigned to the case to replace Justice Yates, who has resigned.

On May 13, 2009, a complaint was filed in the New York State Supreme Court against the Company and its subsidiaries, MBIA Corp. and National, entitled ABN AMRO Bank N.V. et al. v. MBIA Inc. et al. The plaintiffs, a group of domestic and international financial institutions, purport to be acting as holders of insurance policies issued by MBIA Corp. directly or indirectly guaranteeing the repayment of structured finance products. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the NYSID, constituted fraudulent conveyances and a breach of the implied covenant of good faith and fair dealing under New York law. The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions, (b) declaring that the Transactions constituted a fraudulent conveyance, (c) declaring

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24: Commitments and Contingencies (continued)

that MBIA Inc. and National are jointly and severally liable for the insurance policies issued by MBIA Corp., and (d) ordering damages in an unspecified amount. On February 17, 2010, the court denied defendants’ motion to dismiss. On January 11, 2011, the Appellate Division of the New York State Supreme Court reversed the lower court’s ruling and dismissed the complaint. On January 20, 2011, plaintiffs filed a Notice of Appeal to the New York State Court of Appeals. Argument has been scheduled for May 31, 2011. On February 10, 2011, the New York County Commercial Division announced that Hon. O. Peter Sherwood has been assigned to the case to replace Justice Yates, who has resigned. Seven of the original nineteen plaintiffs have dismissed their claims, several of which dismissals were related to the commutation of certain of their MBIA insured exposures.

On June 15, 2009, the same group of domestic and international financial institutions who filed the above described plenary action in New York State Supreme Court filed a proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled ABN AMRO Bank N.V. et al. v. Eric Dinallo, in his capacity as Superintendent of the NYSID, the NYSID, MBIA Inc. et al. In its motions to dismiss the three above-referenced plenary actions, the Company argued that an Article 78 proceeding is the exclusive forum in which a plaintiff may raise any challenge to the Transformation approved by the Superintendent of the NYSID. The petition seeks a judgment (a) declaring void and to annul the approval letter of the Superintendent of the NYSID, (b) to recover dividends paid in connection with the Transactions, and (c) declaring that the approval letter does not extinguish plaintiffs’ direct claims against MBIA Inc. and its subsidiaries in the plenary action described above. MBIA and the NYSID filed their answering papers to the Article 78 Petition on November 24, 2009 and argued that based on the record and facts, approval of Transformation and its constituent transactions was neither arbitrary nor capricious nor in violation of New York Insurance Law. As described above, seven of the original nineteen plaintiffs have dismissed their claims. Submission of all papers relating to the original petition are scheduled to be completed by May 30, 2011. On February 10, 2011, the New York County Commercial Division announced that Hon. O. Peter Sherwood has been assigned to the case to replace Justice Yates, who has resigned.

On October 22, 2010, a similar group of domestic and international financial institutions who filed the above described Article 78 proceeding and related plenary action in New York State Supreme Court filed an additional proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled Barclays Bank PLC et. al. v. James Wrynn, in his capacity as Superintendent of the NYSID, the NYSID, MBIA Inc. et al. This petition challenges the NYSID’s June 22, 2010 approval of National’s restatement of earned surplus. On February 10, 2011, the New York County Commercial Division announced that Hon. O. Peter Sherwood has been assigned to the case to replace Justice Yates, who has resigned. The proceeding is currently stayed.

The Company is defending against the aforementioned actions in which it is a defendant and expects ultimately to prevail on the merits. There is no assurance, however, that the Company will prevail in these actions. Adverse rulings in these actions could have a material adverse effect on the Company’s ability to implement its strategy and on its business, results of operations, cash flows and financial condition.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Note 25: Subsequent Events

Refer to “Note 24: Commitments and Contingencies” for information about legal proceedings that commenced after December 31, 2010.

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

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2010.

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

As of December 31, 2010, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 was effective.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors will be set forth under “Election of Directors” and “The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed within 120 days of the end of our fiscal year ended December 31, 2010 (the “Proxy Statement”) and is incorporated by reference.

Information regarding executive officers is set forth under Part I, Item 1, “Business—Executive Officers of the Registrant,” included in this annual report.

Information regarding Section 16(a) beneficial ownership reporting compliance will be set forth in the section “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by reference.

Information regarding the Company’s Audit Committee will be set forth under “The Board of Directors and its Committees” in the Proxy Statement and is incorporated by reference.

The Company has adopted a code of ethics that applies to all employees of the Company including its Chief Executive Officer, Chief Financial Officer and its controller. A copy of such code of ethics can be found on the Company’s internet website at www.mbia.com. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its code of ethics and that relates to a substantive amendment or material departure from a provision of the Code by posting such information on its internet website at www.mbia.com.

Item 11. Executive Compensation

Information regarding compensation of the Company’s executive officers will be set forth under “Board of Directors and its Committees,” the “Report of the Compensation and Governance Committee on Executive Compensation,” the “Compensation Discussion and Analysis” and the “Executive Compensation Tables” in the Proxy Statement and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the Proxy Statement and is incorporated by reference.

The following table provides information as of December 31, 2010, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans refer to “Note 19: Long-term Incentive Plans” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	6,829,050	$22.17	6,723,252
Equity compensation plans not approved by security holders	—	—	—

Total	6,829,050	$22.17	6,723,252

(1)—	Includes 169,069 phantom shares granted under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors and 9,034 restricted stock units awarded to employees granted under the MBIA Inc. 2005 Omnibus Incentive Plan. The weighted-average exercise price in column (b) does not take these awards into account.
(2)—	Includes 6,661,009 shares of common stock available for future grants under the MBIA Inc. 2005 Omnibus Incentive Plan and 62,243 shares of common stock available for future grants under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be set forth under the sections “Certain Relationships and Related Transactions” and “The Board of Directors and its Committees” in the Proxy Statement and is incorporated by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be set forth under “Principal Accounting Fees and Services” in the Proxy Statement and is incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules and Exhibits.

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2010 and 2009

Consolidated statements of operations for the years ended December 31, 2010, 2009, and 2008.

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2010, 2009, and 2008.

Consolidated statements of cash flows for the years ended December 31, 2010, 2009, and 2008.

Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this report.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2010.
II.	Condensed financial information of Registrant for December 31, 2010, 2009, and 2008.
IV.	Reinsurance for the years ended December 31, 2010, 2009, and 2008.

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

(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MBIA Inc., its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.)

3. Articles of Incorporation and By-Laws.

3.1. Amended and Restated Certificate of Incorporation, dated May 5, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.

3.2. By-Laws as Amended as of July 14, 2009, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 16, 2009.

4. Instruments Defining the Rights of Security Holders, including Indentures.

4.1. Indenture, dated as of August 1, 1990, between MBIA Inc. and The First National Bank of Chicago, Trustee, incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4.2. Senior Indenture, dated as of November 24, 2004, between MBIA Inc. and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on November 29, 2004.

4.3. First Supplemental Indenture, dated as of November 24, 2004, between MBIA Inc. and The Bank of New York, as Trustee, in connection with the $350,000,000 5.70% senior notes due 2034, incorporated by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K filed on November 29, 2004.

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

4.8. B Warrant Agreement, dated as of January 30, 2008, between the Company and Warburg Pincus Private Equity X, LP., incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

10.02. Reinsurance Agreement, dated as of September 30, 2008, between Financial Guaranty Insurance Company and MBIA Insurance Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.

Executive Compensation Plans and Arrangements

The following Exhibits identify all existing executive compensation plans and arrangements:

10.03. MBIA Inc. 2000 Stock Option Plan, effective May 11, 2000, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.04. Amended and Restated Deferred Compensation and Stock Ownership Plan for Non-Employee Directors, effective as of March 21, 2002, incorporated by reference to the MBIA Inc. Form S-8 filed on March 14, 2002 (Reg. No. 333-84300).

10.05. Form of Restricted Stock Agreement for Directors, incorporated by reference to Exhibit 10.62 to the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2003.

10.06. Form of Restricted Stock Agreement for Executive Officers, incorporated by reference to Exhibit 10.63 to the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2003.

10.07. Form of Stock Option Agreement for Chief Executive Officer and President, incorporated by reference to Exhibit 10.64 to the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2003.

10.08. Form of Stock Option Agreement for Executive Officers, incorporated by reference to Exhibit 10.65 to the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2003.

10.09. MBIA Inc. Annual Incentive Plan, effective January 1, 2011, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on March 19, 2010.

10.10. MBIA Inc. 2005 Omnibus Incentive Plan, as amended through March, 2009, incorporated by reference to Exhibit B to the Company’s Proxy Statement filed on March 20, 2009.

10.11. Letter Agreement by and between C. Edward Chaplin and MBIA Inc., dated May 19, 2006, incorporated by reference to Exhibit 10.0 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006.

10.12. Key Employee Employment Protection Plan, amended as of February 27, 2007, incorporated by reference to Exhibit 10.80 to the 2007 10-K, as further amended by Amendment No. 2, effective February 22, 2010, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.13. Form of Key Employee Employment Protection Agreement, amended as of February 27, 2007, incorporated by reference to Exhibit 10.81 to the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2007.

10.14. Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.86 to the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2007.

10.15. MBIA Inc. 2005 Non-Employee Director Deferred Compensation Plan, effective as of November 8, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on August 8, 2008 (Reg. No. 333-152894).

10.16. Restricted Stock Award Agreement dated as of February 18, 2008 by and between MBIA Inc. and Joseph W. Brown, incorporated by reference to Appendix E to the Company’s Proxy Statement filed on March 28, 2008.

10.17. Form of MBIA Inc. 2005 Omnibus Incentive Plan Nonqualified Stock Option Agreement, effective as of May 5, 2005, incorporated by reference to Exhibit 10.30 to the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2008.

10.18. Amended and Restated MBIA Inc. Deferred Compensation and Excess Benefit Plan, effective as of March 22, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

10.19. Employment Agreement between MBIA Inc. and Mitchell Sonkin dated August 4, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2009, as amended by the Employment Agreement Extension, dated May 5, 2010, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

10.20. Cutwater Holdings, LLC Equity Participation Plan effective as of May 7, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

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

+99.2. Additional Exhibits—National Public Finance Guarantee Corporation GAAP Financial Statements.

+99.3. Additional Exhibits—MBIA Insurance Corporation and Subsidiaries GAAP Financial Statements.

+101. Additional Exhibits—MBIA Inc. and Subsidiaries Consolidated Financial Statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL.

+	Filed Herewith
*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBIA Inc. (Registrant)

Dated: March 1, 2011	By	/s/ Joseph W. Brown
	Name:	Joseph W. Brown
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Brown Joseph W. Brown	Director and Chief Executive Officer	March 1, 2011

/s/ C. Edward Chaplin C. Edward Chaplin	President, Chief Financial Officer and Chief Administrative Officer	March 1, 2011

/s/ Douglas C. Hamilton Douglas C. Hamilton	Assistant Vice President and Controller (chief accounting officer)	March 1, 2011

/s/ Daniel P. Kearney Daniel P. Kearney	Chairman and Director	March 1, 2011

/s/ David A. Coulter David A. Coulter	Director	March 1, 2011

/s/ Claire L. Gaudiani Claire L. Gaudiani	Director	March 1, 2011

/s/ Kewsong Lee Kewsong Lee	Director	March 1, 2011

/s/ Laurence H. Meyer Laurence H. Meyer	Director	March 1, 2011

/s/ Charles R. Rinehart Charles R. Rinehart	Director	March 1, 2011

/s/ Theodore Shasta Theodore Shasta	Director	March 1, 2011

/s/ Richard C. Vaughan Richard C. Vaughan	Director	March 1, 2011

SCHEDULE I

MBIA INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2010

(In thousands)

Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet
Fixed-maturity:
Available-for-sale
U.S. Treasury and government agency	$726,761	$734,509	$734,509
Foreign governments	277,302	294,379	294,379
Corporate obligations	2,119,267	2,046,368	2,046,368
Mortgage-backed securities:
Residential mortgage-backed agency	1,561,219	1,587,849	1,587,849
Residential mortgage-backed non-agency	578,449	442,643	442,643
Commercial mortgage-backed	114,787	135,951	135,951
Asset-backed securities:
Collateralized debt obligations	504,673	314,124	314,124
Other asset-backed	678,076	563,340	563,340
State and municipal bonds
Tax-exempt bonds	2,797,938	2,711,583	2,711,583
Taxable bonds	787,060	741,870	741,870

Sub-total available-for-sale	10,145,532	9,572,616	9,572,616
Short-term available-for-sale	2,072,955	2,070,320	2,070,320

Total available-for-sale	12,218,487	11,642,936	11,642,936

Fair value	40,052	25,041	25,041

Total fixed maturity	12,258,539	11,667,977	11,667,977

Other investments	268,677	258,981	258,981

Total investments	$12,527,216	$11,926,958	$11,926,958

Assets of consolidated variable interest entities:
Available-for-sale
Asset-backed securities:
Collateralized debt obligations	91,428	90,570	90,570
Other asset-backed	97,509	98,984	98,984

Total available-for-sale	188,937	189,554	189,554

Fair value	5,057,522	5,240,742	5,240,742
Held-to-maturity
Asset-backed securities:
Other asset-backed	4,038,568	3,759,915	4,038,568

Sub-total held-to-maturity	4,038,568	3,759,915	4,038,568
Short-term held-to-maturity	149,076	149,076	149,076

Total held-to-maturity	4,187,644	3,908,991	4,187,644

Total investments of consolidated variable interest entities	$9,434,103	$9,339,287	$9,617,940

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2010	December 31, 2009
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $2,907,292 and $3,917,127)	$2,365,030	$2,931,403
Investments held-to-maturity, at amortized cost (fair value $55,024 and $77,740)	58,930	93,185
Fixed-maturity securities at fair value	17,771	—
Investments pledged as collateral, at fair value (amortized cost $547,800 and $587,648)	551,688	557,352
Short-term investments held as available-for-sale, at fair value (amortized cost $992,354 and $1,355,085)	985,324	1,339,380
Other investments	254,153	255,158

Total investments	4,232,896	5,176,478
Cash and cash equivalents	83,468	148,644
Investment in wholly-owned subsidiaries	4,640,113	4,580,123
Intercompany loan receivable	127,792	291,095
Current income tax	155,848	211,493
Deferred income taxes, net	133,702	222,496
Accrued investment income	22,544	25,308
Receivable for investments sold	8,163	37,961
Derivative assets	3,725	98,263
Other assets	41,424	628,165

Total assets	$9,449,675	$11,420,026

Liabilities and Shareholders’ Equity

Liabilities:
Investment agreements	$1,940,134	$2,645,689
Medium-term notes	44,525	35,977
Securities sold under agreements to repurchase	1,502,324	2,117,289
Short-term debt	64,768	18,112
Long-term debt	905,352	1,001,783
Intercompany loan payable	1,659,906	2,211,378
Derivative liabilities	241,461	11,205
Other liabilities	226,638	793,641

Total liabilities	6,585,108	8,835,074

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding shares—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—274,719,578 and 274,826,872	274,720	274,827
Additional paid-in capital	3,063,914	3,057,733
Retained earnings	2,208,998	2,388,136
Accumulated other comprehensive income, net of deferred income tax of $221,967 and $400,988	(458,492)	(940,871)
Treasury stock, at cost—74,973,978 and 70,159,024 shares	(2,224,573)	(2,194,873)

Total shareholders’ equity	2,864,567	2,584,952

Total liabilities and shareholders’ equity	$9,449,675	$11,420,026

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Net investment income	$122,201	$220,264	$845,061
Net gains (losses) on financial instruments at fair value and foreign exchange	(117,151)	102,342	(727,854)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(205,503)	(524,477)	(904,439)
Other-than-temporary impairments recognized in accumulated other comprehensive income	146,678	172,827	—

Net investment losses related to other-than-temporary impairments	(58,825)	(351,650)	(904,439)
Other net realized gains (losses)	475	4,184	—
Net gains (losses) on extinguishment of debt	(404)	(66,136)	(60,765)
Insurance recoveries	—	—	—

Total revenues	(53,704)	(90,996)	(847,997)

Expenses:
Operating expenses	31,205	30,429	39,167
Interest expense	200,204	61,140	463,299

Total expenses	231,409	91,569	502,466

Gain (loss) before income taxes and equity in earnings of subsidiaries	(285,113)	(182,566)	(1,350,463)
Income tax provision (benefit)	(183,137)	91,795	(72,966)

Gain (loss) before equity in earnings of subsidiaries	(101,976)	(274,361)	(1,277,497)
Equity in net income (loss) of subsidiaries	98,675	892,450	(1,395,195)

Net income (loss)	$(3,301)	$618,089	$(2,672,692)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(3,301)	$618,089	$(2,672,693)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in earnings of subsidiaries	(98,675)	(892,450)	1,395,195
Dividends from subsidiaries	19,000	1,173,909	—
Decrease (increase) in intercompany accounts receivable	155,674	(137,929)	(48,367)
Amortization of bond discount (premium), net	(23,119)	(52,124)	(29,087)
Decrease in accrued investment income	2,127	45,303	268,767
Increase (decrease) in accrued interest payable	5,418	(40,858)	(250,086)
Realized losses on other than temporarily impaired investments	58,825	351,650	904,439
Net (gains) losses on financial instruments at fair value and foreign exchange	117,151	(102,342)	727,854
Other net realized (gains) losses	(475)	(4,184)	—
(Gains) losses on extinguishment of debt	404	66,136	(30,353)
Decrease (increase) in current income taxes	55,645	(353,430)	141,937
Deferred income tax (benefit) provision	(90,241)	321,076	(239,019)
Share-based compensation	2,264	6,431	(30,618)
Other, net	(12,401)	(36,427)	49,114

Total adjustments to net income (loss)	191,597	344,761	2,859,776

Net cash provided by operating activities	188,296	962,850	187,083

Cash flows from investing activities:
Purchase of fixed-maturity securities	(6,393,698)	(6,909,798)	(9,002,363)
Sale of fixed-maturity securities	7,258,270	8,658,320	21,842,053
Sale of short-term investments, net	363,722	1,735,496	623,853
Sale of other investments, net	54,662	181,530	211,747
Decrease in receivable for investments sold	29,462	28,234	45,869
Increase (decrease) in payable for investments purchased	322	(206)	(5,246)
Proceeds from derivative settlements	15,536	—	—
Collateral from swap counterparty	166,001	—	—
Contributions to subsidiaries	(35,183)	(1,243,037)	(487,697)

Net cash provided by investing activities	1,459,094	2,450,539	13,228,216

Cash flows from financing activities:
Proceeds from issuance of investment agreements and medium-term notes	91,429	140,553	1,802,617
Payments for withdrawals of investment agreements and medium-term notes	(734,811)	(1,967,730)	(13,030,408)
Securities sold under agreements to repurchase, net	(618,047)	(696,153)	1,645,166
Dividends paid	—	—	(42,640)
Gross proceeds from issuance of common stock	—	—	1,628,405
Capital issuance costs	—	—	(82,236)
Payments for retirement of debt	(42,772)	(50,179)	(96,931)
Payments for affiliate loans	(379,637)	(1,781,933)	(4,190,002)
Proceeds from derivative settlements	—	52,866	447,908
Purchase of treasury stock	(30,521)	(15,695)	(220,784)
Restricted stock awards settlements	1,793	1,637	2,634
Excess tax provision on share-based payment	—	—	(2,679)
Collateral posted under repurchase agreements	—	30,502	(30,502)
Collateral to swap counterparty	—	(101,497)	(201,705)

Net cash used by financing activities	(1,712,566)	(4,387,629)	(12,371,157)

Net increase (decrease) in cash and cash equivalents	(65,176)	(974,240)	1,044,142
Cash and cash equivalents - beginning of year	148,644	1,122,884	78,742

Cash and cash equivalents - end of year	$83,468	$148,644	$1,122,884

Supplemental cash flow disclosures:
Income taxes (refunded) paid, net	$(135,963)	$127,479	$22,702
Interest paid:
Corporate debt	$65,875	$70,404	$75,985
Other borrowings	$—	$352	$1,045

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

2. Significant Accounting Policies

MBIA Inc. (the “Parent Company”) carries its investments in subsidiaries under the equity method.

Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the reclassification of amounts from “Other assets,” “Investment in wholly-owned subsidiaries” and “Fixed-maturity securities held-as-available for sale, at fair value” to “Investments held-to-maturity, at amortized cost” on the Parent Company’s balance sheet. Such reclassification had no impact on total revenues, expenses, assets, liabilities, or shareholders’ equity for all periods presented.

Total shareholders’ equity and net income of the Parent Company differ from consolidated total shareholders’ equity and net income of MBIA Inc. and its subsidiaries due to certain items. These items primarily relate to the effect of consolidating variable interest entity (“VIE”) assets and liabilities in the financial statements of MBIA Inc. and its subsidiaries when the Parent Company holds a variable interest in these VIEs.

3. Dividends from Subsidiaries

In 2010, Cutwater Holdings, LLC declared and paid dividends of $19 million to MBIA Inc. In 2009, MBIA Insurance Corporation declared and paid dividends of $1.2 billion to MBIA Inc., CapMAC Holdings Inc. declared and paid dividends of $5 million to MBIA Inc. and MBIA International Marketing Services, Pty. Limited declared and paid dividends of $1 million to MBIA Inc.

4. Obligations under Investment Agreement, Commercial Paper and Medium-Term Notes

The investment agreement business, as described in footnotes 2 and 12 to the consolidated financial statements of MBIA Inc. and Subsidiaries is conducted by both the Registrant and its wholly owned subsidiary, MBIA Investment Management Corp.

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

Years Ended December 31, 2010, 2009 and 2008

(In thousands)

Column A Insurance Premiums Written	Column B Direct Amount	Column C Ceded to Other Value	Column D Assumed from Other Companies	Column E Net Amount	Column F Percentage of Amount Assumed to Net
2010	$(18,944)	$(229,463)	$6,461	$216,980	3.0%

2009	$(3,031)	$(92,970)	$(62,266)	$27,673	(225.0)%

2008	$411,349	$21,570	$925,823	$1,315,602	70.4%

Securities and Exchange Commission

Washington, D.C. 20549

Exhibits

to

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

Commission File No. 1-9583

MBIA Inc.

Exhibit Index

21.	List of Subsidiaries.

23.	Consent of PricewaterhouseCoopers LLP.

31.1.	Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 302.

31.2.	Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 302.

*32.1.	Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 906.

*32.2.	Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 906.

99.2.	Additional Exhibits—National Public Finance Guarantee Corporation GAAP Financial Statements.

99.3.	Additional Exhibits—MBIA Insurance Corporation and Subsidiaries GAAP Financial Statements.

101.	Additional Exhibits—MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL.

*	Furnished Herewith