Form 10-Q
period 2011-03-31
MBIA INC
filed 2011-05-10
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of May 4, 2011, 199,779,431 shares of Common Stock, par value $1 per share, were outstanding.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share and per share amounts)

	March 31, 2011	December 31, 2010

Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $8,775,689 and $9,597,732)	$8,285,128	$9,020,928
Fixed-maturity securities at fair value	28,984	25,041
Investments pledged as collateral, at fair value (amortized cost $514,476 and $547,800)	524,666	551,688
Short-term investments held as available-for-sale, at fair value (amortized cost $2,272,151 and $2,072,955)	2,251,532	2,070,320
Other investments (includes investments at fair value of $248,199 and $256,820)	250,213	258,981

Total	11,340,523	11,926,958

Cash and cash equivalents	277,283	365,841
Accrued investment income	94,104	95,320
Premiums receivable	1,569,851	1,589,005
Deferred acquisition costs	396,717	412,001
Prepaid reinsurance premiums	94,731	97,270
Insurance loss recoverable	2,637,589	2,531,494
Reinsurance recoverable on paid and unpaid losses	15,259	15,111
Goodwill	31,371	31,371
Property and equipment, at cost (less accumulated depreciation of $134,311 and $135,127)	70,814	71,385
Receivable for investments sold	60,769	7,948
Derivative assets	2,257	3,780
Current income taxes	-	41,388
Deferred income taxes, net	1,292,699	907,531
Other assets	46,743	45,195
Assets of consolidated variable interest entities:
Cash	710,209	763,891
Investments held-to-maturity, at amortized cost (fair value $3,783,866 and $3,908,991)	3,995,418	4,187,644
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $324,775 and $188,937)	326,281	189,554
Fixed-maturity securities at fair value	5,453,580	5,240,742
Loans receivable at fair value	2,327,126	2,183,364
Loan repurchase commitments	866,572	835,047
Derivative assets	524,539	699,072
Other assets	38,627	38,099

Total assets	$32,173,062	$32,279,011

Liabilities and Equity
Liabilities:
Unearned premium revenue	$4,033,328	$4,145,234
Loss and loss adjustment expense reserves	1,009,971	1,129,358
Reinsurance premiums payable	69,288	71,151
Investment agreements	1,911,393	2,005,326
Medium-term notes (includes financial instruments carried at fair value $162,949 and $116,310)	1,704,079	1,739,507
Securities sold under agreements to repurchase	470,444	470,570
Short-term debt	-	64,768
Long-term debt	1,844,255	1,850,532
Current income taxes	6,362	-
Deferred fee revenue	9,824	9,995
Payable for investments purchased	36,977	2,173
Derivative liabilities	5,926,690	4,616,509
Other liabilities	205,812	272,391
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value $6,989,037 and $6,679,982)	10,899,079	10,589,989
Long-term debt	360,000	360,000
Derivative liabilities	1,910,065	2,104,242
Other liabilities	2,687	968

Total liabilities	30,400,254	29,432,713

Commitments and contingencies (See Note 13)

Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares — 274,843,555 and 274,719,578	274,844	274,720
Additional paid-in capital	3,063,717	3,063,914
Retained earnings	986,806	2,123,566
Accumulated other comprehensive loss, net of deferred tax of $193,844 and $228,845	(340,781)	(405,484)
Treasury stock, at cost — 75,072,525 and 74,973,978 shares	(2,225,496)	(2,224,577)

Total shareholders’ equity of MBIA Inc.	1,759,090	2,832,139
Preferred stock of subsidiary	13,718	14,159

Total equity	1,772,808	2,846,298

Total liabilities and equity	$32,173,062	$32,279,011

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per share amounts)

	Three Months Ended March 31,
	2011	2010

Revenues:
Premiums earned:
Scheduled premiums earned	$127,755	$132,302
Refunding premiums earned	9,443	24,515

Premiums earned (net of ceded premiums of $3,074 and $8,967)	137,198	156,817
Net investment income	114,331	121,924
Fees and reimbursements	13,951	121,979
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(354,391)	(34,130)
Unrealized gains (losses) on insured derivatives	(1,323,005)	(2,211,425)

Net change in fair value of insured derivatives	(1,677,396)	(2,245,555)
Net gains (losses) on financial instruments at fair value and foreign exchange	(23,528)	(45,806)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(7,555)	(165,410)
Other-than-temporary impairments recognized in accumulated other comprehensive loss	(5,793)	135,678

Net investment losses related to other-than-temporary impairments	(13,348)	(29,732)
Net gains (losses) on extinguishment of debt	25,891	(2)
Other net realized gains (losses)	4,610	145
Revenues of consolidated variable interest entities:
Net investment income	16,959	15,170
Net gains (losses) on financial instruments at fair value and foreign exchange	1,064	122,935
Other net realized gains (losses)	-	(74,244)

Total revenues	(1,400,268)	(1,856,369)

Expenses:
Losses and loss adjustment	(36,153)	214,399
Amortization of deferred acquisition costs	16,512	22,748
Operating	75,232	62,498
Interest	74,896	84,326
Expenses of consolidated variable interest entities:
Operating	9,709	5,423
Interest	15,333	13,663

Total expenses	155,529	403,057

Income (loss) before income taxes	(1,555,797)	(2,259,426)
Provision (benefit) for income taxes	(419,037)	(779,190)

Net income (loss)	$(1,136,760)	$(1,480,236)

Net income (loss) per common share:
Basic	$(5.68)	$(7.22)
Diluted	$(5.68)	$(7.22)

Weighted average number of common shares outstanding:
Basic	199,972,759	204,938,455
Diluted	199,972,759	204,938,455

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Three Months Ended March 31, 2011

(In thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, December 31, 2010	274,719,578	$274,720	$3,063,914	$2,123,566	$(405,484)	(74,973,978)	$(2,224,577)	$2,832,139	1,426	$14,159

Comprehensive income (loss):
Net income (loss)	-	-	-	(1,136,760)	-	-	-	(1,136,760)	-	-
Other comprehensive income (loss):
Change in unrealized gains and losses on investments net of tax of $25,339	-	-	-	-	88,894	-	-	88,894	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive loss, net of tax of $4,787	-	-	-	-	8,891	-	-	8,891	-	-
Change in fair value of derivative instruments net of tax of $4,489	-	-	-	-	3,410	-	-	3,410	-	-
Change in foreign currency translation net of tax of $2,269	-	-	-	-	(36,492)	-	-	(36,492)	-	-

Other comprehensive income (loss)								64,703

Total comprehensive income (loss)								(1,072,057)

Share-based compensation net of tax of $3,536	123,977	124	(197)	-	-	4,708	154	81	-	-

Treasury shares acquired under share repurchase program	-	-	-	-	-	(103,255)	(1,073)	(1,073)	-	-

Preferred shares of subsidiary acquired	-	-	-	-	-	-	-	-	(41)	(441)

Balance, March 31, 2011	274,843,555	$274,844	$3,063,717	$986,806	$(340,781)	(75,072,525)	$(2,225,496)	$1,759,090	1,385	$13,718

					2011
Disclosure of reclassification amount:
Change in unrealized gains and losses and other-than-temporary impairments on investments arising during the period, net of taxes					$107,042
Reclassification adjustment, net of taxes					(9,257)

Change in net unrealized gains and losses and other-than-temporary impairment losses, net of taxes					$97,785

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(1,136,760)	$(1,480,236)

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization of bond (premiums) discounts, net	(10,364)	(16,318)
Decrease (increase) in accrued investment income	1,603	(7,363)
Decrease in premiums receivable	25,486	94,598
Decrease in deferred acquisition costs	15,284	29,738
Decrease in unearned premium revenue	(126,717)	(201,240)
Decrease in prepaid reinsurance premiums	2,777	62,874
Decrease in reinsurance premiums payable	(2,080)	(42,274)
(Decrease) increase in loss and loss adjustment expense reserves	(119,387)	33,510
(Increase) decrease in reinsurance recoverable on paid and unpaid losses	(148)	1,664
Increase in insurance loss recoverable	(106,095)	(103,710)
Decrease in payable to reinsurers on recoveries	(20)	(30,240)
Depreciation	1,882	1,928
(Decrease) increase in accrued interest payable	(21,598)	14,759
Decrease in accounts receivable	1,677	-
Decrease in accrued expenses	(26,416)	(60,399)
Decrease in deferred fee revenue	(171)	(418)
Amortization of medium-term notes (premiums) discounts, net	(3,425)	8,597
Investment losses on other than temporarily impaired investments	13,347	29,732
Unrealized losses (gains) on insured derivatives	1,323,005	2,211,425
Net losses (gains) on financial instruments at fair value and foreign exchange	22,465	(77,129)
Other net realized (gains) losses	(4,609)	74,099
Increase in current income taxes	44,214	139,097
Deferred income tax benefit	(419,256)	(884,940)
(Gains) losses on extinguishment of debt	(25,891)	2
Share-based compensation	803	1,013
Other operating	4,753	(95,863)

Total adjustments to net income (loss)	591,119	1,183,142

Net cash provided (used) by operating activities	(545,641)	(297,094)

Cash flows from investing activities:
Purchase of fixed-maturity securities	(1,777,806)	(2,350,894)
Increase in payable for investments purchased	34,804	74,295
Sale and redemption of fixed-maturity securities	2,742,857	2,982,901
Increase in receivable for investments sold	(52,685)	(61,620)
Decrease in loans receivable	84,331	77,319
Purchase of held-to-maturity investments	-	(46,106)
Redemptions of held-to-maturity investments	51,294	92,114
Sale of short-term investments, net	(69,105)	358,110
Sale of other investments, net	17,271	12,436
Consolidation of variable interest entities	-	479,490
Capital expenditures	(1,307)	(407)

Net cash provided (used) by investing activities	1,029,654	1,617,638

Cash flows from financing activities:
Proceeds from issuance of investment agreements	18,716	22,865
Payments for drawdowns of investment agreements	(113,224)	(184,121)
Issuance of medium-term notes	4,077	4,681
Principal paydown of medium-term notes	(88,272)	(70,018)
Principal paydown of variable interest entity notes	(357,334)	(396,295)
Securities sold under agreements to repurchase	(252)	260
Dividends paid	-	(1,005)
Repayments for retirement of debt	(68,655)	(189,000)
(Payments) proceeds for derivative settlements	(19,856)	48,521
Purchase/redemption of subsidiary preferred stock	(441)	(2,459)
Restricted stock awards settlements	(1,012)	(24)
Collateral to swap counterparty	-	(128,650)

Net cash provided (used) by financing activities	(626,253)	(895,245)

Net (decrease) increase in cash and cash equivalents	(142,240)	425,299
Cash and cash equivalents - beginning of period	1,129,732	803,243

Cash and cash equivalents - end of period	$987,492	$1,228,542

Supplemental cash flow disclosures:
Income taxes refunded	$(44,026)	$(31,159)
Interest paid:
Investment agreements	$16,146	$21,529
Medium-term notes	13,739	15,891
Variable interest entity notes	92,033	83,015
Securities sold under agreements to repurchase	530	382
Other borrowings and deposits	982	1,055
Corporate debt	11,094	12,396
Surplus notes	66,686	66,686
Non cash items:
Share-based compensation	$803	$1,013

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Businesses, Developments, Risks and Uncertainties

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates the largest financial guarantee insurance business in the industry and is a provider of asset management and other advisory services. These activities are managed through three business segments: United States (“U.S.”) public finance insurance, structured finance and international insurance, and advisory services. The Company’s U.S. public finance insurance business is operated through National Public Finance Guarantee Corporation and subsidiary (“National”), its structured finance and international insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and its asset management advisory services business is primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). MBIA also manages certain business activities through its corporate, asset/liability products, and conduit segments. The corporate segment includes revenues and expenses that arise from general corporate activities. Funding programs managed through the asset/liability products and conduit segments are in wind-down. Refer to “Note 11: Business Segments” for further information about the Company’s business segments.

Business Developments

The Company has been unable to write meaningful amounts of new insurance business since 2008 and does not expect to write significant new insurance business prior to an upgrade of the credit ratings of its insurance subsidiaries. As of March 31, 2011, National was rated BBB with a developing outlook by Standard & Poor’s Financial Services LLC (“S&P”) and Baa1 with a developing outlook by Moody’s Investors Service, Inc. (“Moody’s”). As of March 31, 2011, MBIA Insurance Corporation was rated B with a negative outlook by S&P and B3 with a negative outlook by Moody’s.

During the first quarter of 2011, the Company continued to seek to reduce both the absolute amount and the volatility of its liabilities and potential liabilities through repurchases of securities and commutations of insurance policies. Additionally, in the first quarter of 2011, the Company undertook actions to mitigate declines in the liquidity of MBIA Corp. and the asset/liability products segment through inter-company lending arrangements and the monetization of illiquid assets. The impact of these actions has been to mitigate erosion and reduce volatility in statutory capital and preserve liquidity in those two businesses. MBIA Corp. had statutory capital of $2.7 billion as of March 31, 2011 and December 31, 2010. MBIA Corp. ended the first quarter of 2011 with $927 million in liquid assets, after claim payments and commutations of insured derivatives, compared with $1.2 billion as of December 31, 2010. Continued positive trends in the U.S. economy, including a decline in the pace at which delinquencies increase in troubled real estate sectors and improvements in asset values, have also contributed to the preservation and stabilization of capital and liquidity in these businesses during the first quarter of 2011.

Risks and Uncertainties

The Company’s financial statements include estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The outcome of certain significant risks and uncertainties could cause the Company to revise its estimates and assumptions or could cause actual results to differ from the Company’s estimates. Significant risks and uncertainties that could affect amounts reported in the Company’s financial statements in future periods include, but are not limited to, the following:

•

If the U.S. economy weakens, commercial real estate values decline and commercial real estate servicer behavior does not continue to mitigate potential or actual credit losses in line with current trends, MBIA could incur substantial additional losses in that sector. As of March 31, 2011, MBIA Corp. had commercial mortgage-backed securities (“CMBS”) pool and commercial real estate (“CRE”) collateralized debt obligation (“CDO”) insured par exposure of approximately $33.5 billion and $7.3 billion, respectively, excluding approximately $4.0 billion of CRE loan pools, primarily comprising European assets. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about the Company’s estimate of CMBS credit impairments.

•

While incurred losses from insured residential mortgage-backed securities (“RMBS”) have declined from their peaks, they could ultimately be in excess of the Company’s current estimated loss reserves. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about the Company’s RMBS loss reserves.

•

While the Company has settled a substantial part of its insured asset-backed collateralized debt obligation (“ABS CDO”) exposure at levels within MBIA Corp.’s statutory loss reserves related to those exposures, further economic stress might cause increases in the Company’s loss estimates.

•

MBIA Corp.’s efforts to recover losses from the second-lien securitization originators could be delayed, settled at amounts below its contractual claims or potentially settled at amounts below those recorded on its balance sheets prepared under statutory accounting principles and accounting principles generally accepted in the United States of America (“GAAP”). Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about the Company’s RMBS loss recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Businesses, Developments, Risks and Uncertainties (continued)

•

Currently, the Company’s asset/liability products segment has a deficit of cash, investments and other liquid assets at amortized cost to debt issued to third-parties and affiliates at amortized cost of approximately $387 million, but is expected to have positive cash flows through 2012. The Company expects to actively manage this business to reduce that deficit.

•

The Company’s recent financial results have been volatile, which has impacted management’s ability to accurately project future taxable income. Insurance losses incurred beyond those currently projected may cause the Company to record allowances against some or all of its deferred tax assets. Refer to “Note 10: Income Taxes” for information about the Company’s deferred tax assets.

•

Litigation over the New York State Insurance Department’s (“NYSID’s”) approval of National’s creation or additional hurdles to achieving high stable ratings may impede National’s ability to resume writing municipal bond insurance for some time, reducing its long-term ability to generate capital and cash from operations. Also, municipal and state fiscal distress could adversely affect the Company’s operations if they result in larger than expected incurred insurance losses.

•

In the event the economy and the markets to which MBIA is exposed do not improve, or decline, the unrealized losses on insured credit derivatives could increase, causing additional stress in the Company’s reported financial results. In addition, volatility in the relationship between MBIA’s credit spreads and those on underlying collateral assets of insured credit derivatives can create significant unrealized gains and losses in the Company’s reported results of operations. Refer to “Note 6: Fair Value of Financial Instruments” for information about the Company’s valuation of insured credit derivatives.

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

The reference herein to “ineligible” mortgage loans refers to those mortgage loans that the Company believes failed to comply with the representations and warranties made by the sellers/servicers of the securitizations to which those mortgage loans were sold with respect to such mortgage loans, including failure to comply with the related underwriting criteria, based on the Company’s assessment, which included information provided by third-party review firms, of such mortgage loans’ compliance with such representations and warranties. The Company’s assessment of the ineligibility of individual mortgage loans could be challenged/disputed by the sellers/servicers of the securitizations in litigation and there is no assurance that the Company’s determinations will prevail.

Liquidity

As a financial services company, MBIA has been materially adversely affected by conditions in global financial markets. Current conditions and events in these markets have created substantial liquidity risk for the Company.

In order to manage liquidity risk, the Company maintains a liquidity risk management framework with the primary objective of monitoring potential liquidity constraints in its asset and liability portfolios and guiding the proactive matching of liquidity resources to needs. The Company’s liquidity risk management framework seeks to monitor the Company’s cash and liquid asset resources using stress-scenario testing. Members of MBIA’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity cushions on an enterprise-wide basis.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Businesses, Developments, Risks and Uncertainties (continued)

As part of MBIA’s liquidity risk management framework, the Company seeks to evaluate and manage liquidity on both a legal entity basis and a segment basis. Legal entity liquidity is an important consideration as there are legal, regulatory and other limitations on the Company’s ability to utilize the liquidity resources within the overall enterprise. MBIA seeks to manage segment liquidity primarily between its corporate and asset/liability products segments as they relate to MBIA Inc. Unexpected loss payments arising from ineligible mortgage loans in securitizations that the Company has insured, dislocation in the global financial markets, the overall economic downturn in the U.S., and the loss of MBIA Corp.’s triple-A insurance financial strength ratings in 2008 significantly increased the liquidity needs and decreased the financial flexibility in the Company’s legal entities and segments. MBIA continued to satisfy all of its payment obligations and the Company believes that it has adequate resources to meet its ongoing liquidity needs in both the short-term and the long-term. However, the Company could face additional liquidity pressure in all of its operations and businesses through increased liquidity demands or a decrease in its liquidity supply if (i) loss payments on the Company’s insured transactions were to rise significantly, including due to ineligible mortgage loans in securitizations that it has insured, (ii) market or adverse economic conditions persist for an extended period of time or worsen, (iii) the Company is unable to sell assets at values necessary to satisfy payment obligations or is unable to access new capital through the issuance of equity or debt, (iv) the Company experiences an unexpected acceleration of payments required to settle liabilities or (v) the Company is unable to collect or is delayed in collecting on its contract claim recoveries related to ineligible mortgage loans in securitizations. These pressures could arise from exposures beyond residential mortgage-related stress, which to date has been the main cause of stress.

Note 2: Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and disclosures required by GAAP for annual periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position and results of operations.

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

The results of operations for the three months ended March 31, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011. The December 31, 2010 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the reclassification of gains and losses from sales of investment securities to “Net gains (losses) on financial instruments at fair value and foreign exchange” from the previously reported line “Net realized gains (losses)” on the Company’s consolidated statements of operations. Such reclassification of gains and losses from sales of investment securities had no impact on total revenues, expenses, assets, liabilities, or stockholders’ equity for all periods presented.

Consolidation

The consolidated financial statements include the accounts of MBIA Inc., its wholly owned subsidiaries and all other entities in which the Company has a controlling financial interest. All material intercompany balances and transactions have been eliminated. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether an entity is a voting interest entity or a variable interest entity (“VIE”).

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

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Improving Disclosures about Fair Value Measurements (ASU 2010-06)

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements,” to require additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The standard also clarifies existing disclosures about the level of disaggregation, valuation techniques and inputs to fair value measurements. The Company adopted this standard as of the first quarter of 2010 except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which was adopted in the first quarter of 2011. As this standard only affects disclosures related to fair value, the adoption of this standard did not affect the Company’s consolidated balance sheet, results of operations, or cash flows. Refer to “Note 6: Fair Value of Financial Instruments” for these disclosures.

See the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for further information regarding the effects of recently adopted accounting standards on prior year financials.

Recent Accounting Developments

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26)

In October 2010, the FASB issued ASU 2010-26, “Financial Services – Insurance (Topic 944)—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” This amendment specifies which costs incurred in the acquisition of new and renewal insurance contracts should be capitalized. The new guidance is effective for the Company beginning January 1, 2012 with early adoption as of January 1, 2011 permitted. The Company did not early adopt the guidance as of January 1, 2011. The adoption of this standard will not have a material effect on the Company’s consolidated balance sheet, results of operations, or cash flows.

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

Wind-down Operations

In its asset/liability products segment, the Company invests in obligations issued by issuer-sponsored SPEs which are included in fixed-maturity securities held as available-for-sale. The Company evaluates issuer-sponsored SPEs to determine if the entity is a VIE. For all entities determined to be VIEs, the Company evaluates whether its investment is determined to have both of the characteristics of a controlling financial interest in the VIE. The Company performs an ongoing reassessment of controlling financial interests in issuer-sponsored VIEs based on investments held. MBIA does not have a controlling financial interest in any issuer-sponsored VIEs and is not the primary beneficiary of any issuer-sponsored VIEs. The Company’s exposure to the aforementioned VIEs is limited to its investments in these entities. The asset/liability products segment includes the consolidation of one VIE that holds fixed-maturity securities at fair value consisting of alternative A-paper (“Alt-A”) non-agency RMBS securities. The Company formed and sponsored the VIE and is the primary beneficiary.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of March 31, 2011 and December 31, 2010. The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs as well as the value of the assets and liabilities the Company has recorded for its interest in these VIEs as of March 31, 2011 and December 31, 2010. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured credit default swaps (“CDS”) and any investments in obligations issued by nonconsolidated VIEs.

	March 31, 2011
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments (1)	Premiums Receivable (2)	Insurance Loss Recoverable (3)	Unearned Premium Revenue (4)	Loss and Loss Adjustment Expense Reserves (5)	Derivative Liabilities (6)
Insurance:
Global structured finance:
Collateralized debt obligations	$30,589	$17,689	$110	$75	$-	$66	$-	$406
Mortgage-backed residential	54,180	17,901	81	95	2,368	93	497	5
Mortgage-backed commercial	5,652	3,171	-	2	-	2	-	-
Consumer asset-backed	10,799	6,142	18	29	-	29	17	-
Corporate asset-backed	35,917	20,765	333	308	4	324	-	-

Total global structured finance	$137,137	$65,668	$542	$509	$2,372	$514	$514	$411
Global public finance	43,612	23,726	-	227	-	283	-	-

Total insurance	$180,749	$89,394	$542	$736	$2,372	$797	$514	$411

(1) - Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) - Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) - Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) - Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) - Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) - Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

	December 31, 2010
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments (1)	Premiums Receivable (2)	Insurance Loss Recoverable (3)	Unearned Premium Revenue (4)	Loss and Loss Adjustment Expense Reserves (5)	Derivative Liabilities (6)
Insurance:
Global structured finance:
Collateralized debt obligations	$30,628	$18,068	$126	$78	$-	$68	$-	$360
Mortgage-backed residential	56,828	18,494	71	95	2,270	93	598	3
Mortgage-backed commercial	5,547	3,138	-	2	-	2	-	-
Consumer asset-backed	11,709	6,780	19	30	-	29	-	-
Corporate asset-backed	42,380	22,468	246	325	5	340	-	-

Total global structured finance	$147,092	$68,948	$462	$530	$2,275	$532	$598	$363
Global public finance	42,370	21,201	-	225	-	280	-	-

Total insurance	$189,462	$90,149	$462	$755	$2,275	$812	$598	$363

(1) - Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) - Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) - Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) - Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) - Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) - Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

The Company’s maximum exposure to loss as a result of its variable interests in nonconsolidated VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest that may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs, assuming a full credit event occurs.

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $14.2 billion and $13.2 billion, respectively, as of March 31, 2011, and $14.1 billion and $13.1 billion, respectively, as of December 31, 2010. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Additional VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. No gains or losses were recognized on initial consolidation of additional VIEs during the three months ended March 31, 2011, and a $74 million pre-tax loss was recognized on initial consolidation of additional VIEs during the three months ended March 31, 2010. The Company recognized no impact to earnings related to deconsolidation of VIEs during the three months ended March 31, 2011 and March 31, 2010.

Holders of insured obligations of issuer-sponsored VIEs related to the Company’s structured finance and international insurance segment do not have recourse to the general assets of MBIA. In the event of nonpayment of an insured obligation issued by a consolidated VIE, the Company is obligated to pay principal and interest, when due, on the respective insured obligation only. The Company’s exposure to consolidated VIEs is limited to the credit protection provided on insured obligations and any additional variable interests held by MBIA. Creditors of the Conduits do not have recourse to the general assets of MBIA apart from the financial guarantee insurance policies provided by MBIA Corp. on insured obligations issued by the Conduits.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Loss and Loss Adjustment Expense Reserves

Loss and Loss Adjustment Expense (“LAE”) Process

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

The Company does not establish any case basis reserves for insured obligations that are assigned to “Caution List—Low,” “Caution List—Medium” or “Caution List—High.” In the event MBIA expects to pay a claim with respect to an insured transaction, it places the insured transaction on its “Classified List” and establishes a case basis reserve. The following provides a description of each surveillance category:

“Caution List—Low” —Includes issuers where debt service protection is adequate under current and anticipated circumstances. However, debt service protection and other measures of credit support and stability may have declined since the transaction was underwritten and the issuer is less able to withstand further adverse events. Transactions in this category generally require more frequent monitoring than transactions that do not appear within a surveillance category. IPM subjects issuers in this category to heightened scrutiny.

“Caution List—Medium” —Includes issuers where debt service protection is adequate under current and anticipated circumstances, although adverse trends have developed and are more pronounced than for “Caution List – Low.” Issuers in this category may have breached one or more covenants or triggers. These issuers are more closely monitored by IPM but generally take remedial action on their own.

“Caution List—High” —Includes issuers where more proactive remedial action is needed but where no defaults on debt service payments are expected. Issuers in this category exhibit more significant weaknesses, such as low debt service coverage, reduced or insufficient collateral protection or inadequate liquidity, which could lead to debt service defaults in the future. Issuers in this category have breached one or more covenants or triggers and have not taken conclusive remedial action. Therefore, IPM adopts a remediation plan and takes more proactive remedial actions.

“Classified List” —Includes all insured obligations where MBIA has paid a claim or where a claim payment is expected. It also includes insured obligations where a significant LAE payment has been made, or is expected to be made, to mitigate a claim payment. This may include property improvements, bond purchases and commutation payments. Generally, IPM is actively remediating these credits where possible, including restructurings through legal proceedings, usually with the assistance of specialist counsel and advisors.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

In establishing case basis loss reserves, the Company calculates the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and the weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of the loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. If the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of March 31, 2011. For example, a higher discount rate applied to expected future payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to potential future recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company.

As of March 31, 2011, the majority of the Company’s case basis reserves and insurance loss recoveries were related to insured RMBS transactions, which are discussed below. The Company’s case basis reserves do not include estimated losses on policies insuring credit derivatives. Policies insuring credit derivative contracts are accounted for as derivatives and carried at fair value. Refer to “Note 6: Fair Value of Financial Instruments” for additional information about the Company’s insured credit derivative contracts.

RMBS Case Basis Reserves and Recoveries

RMBS Reserves

The Company’s RMBS case basis reserves as of March 31, 2011, which relate to RMBS backed by home equity lines of credit (“HELOCs”) and closed-end second mortgages (“CES”), were determined through a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model and a commercially available model to estimate expected ultimate cumulative losses on insured bonds. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case and an additional stress case). In calculating ultimate cumulative losses, the Company estimates the amount of loans that are expected to be “charged-off” (deemed uncollectible by servicers of the transactions) in the future. The Company assumes that such charged-off loans have zero recovery values.

“Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off. Generally, Roll Rates are calculated for the previous three months and averaged. The Company assumes that the Roll Rate for 90+ day delinquent loans is 100% except for loans within the additional stress case scenario, where the Company assumes a Roll Rate that is calculated using the actual observed average Roll Rate for 90+ day delinquent loans during the past twelve months. As of March 31, 2011, the Roll Rate used in the Company’s additional stress case scenario was 97%. Roll Rates for 30-59 day delinquent loans and 60-89 day delinquent loans are calculated on a transaction specific basis. The Roll Rates are applied to the amounts in the respective delinquency buckets based upon delinquencies as of February 28, 2011 to estimate future losses from loans that are delinquent as of the current reporting period.

Roll Rates for loans that are current as of February 28, 2011 (“Current Roll to Loss”) are calculated on a transaction-specific basis. A proportion of loans reported current as of February 28, 2011 is assumed to become delinquent every month, at a Current Roll to Loss rate that persists at a high level for a time and subsequently starts to decline. A key assumption in the model is the period of time in which the Company projects high levels of Current Roll to Loss to persist. In the Company’s base case, the Company assumes that the Current Roll to Loss begins to decline immediately and continues to decline over the next six months to 25% of their levels as of February 2011. In the stress case, the period of elevated delinquency and loss is extended by six months. In the additional stress case, the Company assumes that the current trends in losses will remain through mid-2012, after which time they will revert to the base case. For example, as of February 28, 2011, if 10% of the loans are in the 30-59 day delinquent bucket, and recent performance suggests that 30% of those loans will be charged-off, the Current Roll to Loss for the transaction is 3%. In the base case, it is then assumed that the Current Roll to Loss will reduce linearly to 25% of its original value over the next six months (i.e., 3% will linearly reduce to 0.75% over the six months from March 2011 to September 2011). After that six-month period, the Company further reduces the Current Roll to Loss to 0% by early 2014 with the expectation that the performing seasoned loans and an economic recovery will eventually result in loan performance reverting to historically low levels of default. In the model, the Company assumes that all current loans that become delinquent are “charged-off” after six months of delinquency.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

In addition, in the Company’s loss reserve models for transactions secured by HELOCs, the Company considers borrower draw and repayment rates. For HELOCs, the current three-month average draw rate is used to project future draws on the line. For HELOCs and transactions secured by fixed-rate CES, the three-month average conditional repayment rate is used to project voluntary principal repayments. The current loans generate excess spread which offsets the losses and reduces the payments. Cash flows also assume a constant basis spread between floating rate assets and floating rate insured debt obligations (the difference between Prime and LIBOR interest rates, minus any applicable fees). For all transactions, cash flow models consider allocations and other structural aspects of the transactions, including managed amortization periods, rapid amortization periods and claims against MBIA Corp.’s insurance policy consistent with such policy’s terms and conditions. For loans that remain current (not delinquent) throughout the projection period, the Company assumes that voluntary prepayments occur at the average rate experienced in the most recent three-month period. In developing multiple loss scenarios, stress is applied by elongating the Current Roll to Loss rate for various periods, simulating a slower improvement in the transaction performance. The estimated net claims from the procedure above were discounted using a risk-free rate to a net present value reflecting MBIA’s general obligation to pay claims over time and not on an accelerated basis. The above assumptions represent MBIA’s best estimates of how transactions will perform over time.

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, Roll Rates, and prepayment rates (including voluntary and involuntary). In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the peak levels the Company is modeling for six months longer than in the probability-weighted outcome, the addition to the case basis reserves before considering potential recoveries would be approximately $230 million.

Since the third quarter of 2009, paid claims in each month has been somewhat below that projected in the Company’s model. The Company has not modified its expectations to reflect this lower paid claims rate. The difference between actual and projected paid claims has not been significant.

The Company employs a similar approach to Alt-A transactions with limited exceptions. The three major exceptions are: 1) the timelines to charge-off depend on the delinquency bucket of a loan (e.g., a loan in the real estate owned bucket is on average liquidated more quickly than a loan in the foreclosure bucket), 2) the Company does not assume a 100% loss severity for charged-off Alt-A loans. The loss severity used for projections is the three-month average of the current loss severities for loans in an Alt-A transaction and 3) Current Roll to Loss stays at the February 28, 2011 level for five months before declining to 25% of this level over a 24 month period.

RMBS Recoveries

As of March 31, 2011, the Company recorded estimated recoveries of $2.7 billion, gross of income taxes, related to RMBS put-back claims on ineligible loans, consisting of $1.8 billion included in “Insurance loss recoverable” and $867 million included in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. As of March 31, 2011 and December 31, 2010, the Company’s estimated recoveries, after income taxes calculated at 35%, were $1.7 billion and $1.6 billion, respectively, which was 99% and 58% of the consolidated total shareholders’ equity of MBIA, excluding preferred stock of subsidiaries, respectively. The percentage increase of recoveries relative to shareholders’ equity was principally driven by unrealized losses on insured derivatives as a result of MBIA’s nonperformance risk on the derivative liability and an increase in recorded estimated recoveries related to put-back claims of ineligible loans. As of March 31, 2011 and December 31, 2010, the related statutory measures were 64% and 59%, respectively, of the statutory capital of MBIA Corp. These estimated recoveries relate to the Company’s put-back claims of ineligible loans, which have been disputed by the loan sellers/servicers and are currently subject to litigation initiated by the Company to pursue recovery. In addition, there is a risk that the sellers/servicers or other responsible parties might not be able to satisfy their put-back obligations. While the Company believes that it will prevail in enforcing its contractual rights, there is uncertainty with respect to the ultimate outcome. Although it has been reported that government-sponsored market participants and bond insurers situated similarly to MBIA have been successful in putting back ineligible mortgages to sellers/servicers and receiving compensation and other guarantee insurers situated similarly to MBIA also have recorded expected recoveries for RMBS transaction losses, there can be no assurance that MBIA will successfully recover its contract claims.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Beginning in 2008, the Company engaged loan level forensic review consultants to re-underwrite/review a sample of the mortgage loan files underlying RMBS transactions insured by MBIA. The securitizations on which the Company has recorded losses contain well over 500,000 individual mortgages, of which over 50,000 mortgage loans were reviewed within 32 insured issues containing first and second-lien mortgage loan securitizations. The Company recorded recoveries related to 28 of these 32 issues. It is possible that the Company will review loan files within additional insured issues in the future if factors indicate that material recovery rights exist. During their review, the consultants utilized the same underwriting guidelines that the originators were to have used to qualify borrowers when originally underwriting the loans and determined that more than 80% of the loans reviewed were considered to be ineligible mortgage loans. The forensic review consultants graded the individual mortgages that were sampled into an industry standard three level grading scale, defined as (i) Level 1—loans complied with specific underwriting guidelines, (ii) Level 2—loans contained some deviation from underwriting guidelines but also contained sufficient compensating factors and (iii) Level 3—loans contained material deviation from the underwriting guidelines without any compensating factors.

Prior to the fourth quarter of 2009, the Company believed that the distribution of possible outcomes was evenly distributed around the par amount of loans reviewed that were eligible for put-back. Thus, the probability-weighted expected recovery value was equivalent to the par amount of the losses from files that were reviewed and found to have credit or credit and compliance breaches. In the fourth quarter of 2009, based on new information that became available, the Company estimated that it would more likely recover substantially more than the value of files already reviewed than not. Accordingly, the Company developed probability-based scenarios which were primarily based upon loan file reviews combined with extrapolation-based scenarios which included scenarios for the recoupment of expected future charge-offs from non-performing loans as well as a scenario of recovering total incurred losses. Importantly, the Company’s put-back claims are not only related to non-performing loans but to any loan where representations and warranties were breached.

During the fourth quarter of 2010, two important developments transpired which have led the Company to conclude that the practice of reviewing loans for purposes of assessing put-back recoveries is no longer necessary. First, the Company determined that a sufficient number of loans in each securitization have already been reviewed to demonstrate widespread breaches of the contractual provisions of the agreements with the sponsors. Second, the Company received a favorable decision on its motion in limine addressing the use of sampling in the Countrywide litigation (MBIA Insurance Corp. v. Countrywide Home Loans, Inc., et al, Index No. 08-602825 (N.Y. Sup. Ct.)). That decision provided that MBIA can present representative samples of loans from each of the securitizations at issue in the case to establish its causes of action, including its breach-of-contract claims.

As a result of these developments, the Company revised its put-back recovery scenarios in the fourth quarter of 2010. The Company replaced prior scenarios that were primarily based on loan file reviews with probability-based scenarios primarily based on the percentage of incurred losses the Company expects to collect. The Company’s recovery estimates are based on five scenarios that include full recovery of its incurred losses and limited/reduced recoveries due to litigation delays and risks and/or potential financial distress of the sellers/servicers. Probabilities are assigned across these scenarios, with most of the probability weight on partial recovery scenarios. However, based on the Company’s assessment of the strength of its contract claims, the Company believes it is entitled to collect the full amount of its incurred losses, which totaled $4.6 billion through March 31, 2011.

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

The Company has not recognized potential recoveries related to sellers/servicers that MBIA has determined did not have sufficient capital and resources to honor their obligations. The Company assesses the potential financial distress of the sellers/servicers using external credit ratings and other factors. The impact of such factors on cash flows related to expected recoveries is incorporated into the Company’s probability-weighted scenarios. The indicative scenarios and related probabilities assigned to each scenario based on the Company’s judgment about their relative likelihoods of being realized are used to develop a distribution of possible outcomes. The sum of the probabilities assigned to all scenarios is 100%. Expected cash inflows from recoveries are discounted using the current risk-free rate associated with the underlying transaction, which ranged from 1.96% to 3.58%, depending upon the transaction’s expected average life.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

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

To date, sellers/servicers have not substituted loans which MBIA has put back, and the amount of loans repurchased has been insignificant. The unsatisfactory resolution of these put-backs has led MBIA to initiate litigation against five of the sellers/servicers to enforce their obligations. The Company has alleged several causes of action in its complaints, including breach of contract, fraudulent inducement and indemnification. MBIA’s aggregate $2.7 billion of estimated potential recoveries do not include damages from causes of action other than breach of contract. Irrespective of amounts recorded in its financial statements, MBIA is seeking to recover the full amount of its incurred losses and other damages. Currently, MBIA has received four decisions with regard to the motions to dismiss the Company’s claims, all of which have denied the defendants’ motions to dismiss, allowing each of the cases to proceed on, at minimum, the fraud and breach-of-contract claims. All of these decisions are being appealed. The motion to dismiss in the fifth case has just been filed. Additional information on the status of these litigations can be found in the “Recovery Litigation” discussion within “Note 13: Commitments and Contingencies.”

The Company’s assessment of the recovery outlook for insured RMBS issues is principally based on the following factors:

1.	the strength of the Company’s existing contract claims related to ineligible loan substitution/repurchase obligations;

2.	the recent settlement for $1.1 billion on Assured Guaranty’s put-back related claims with Bank of America in April 2011;

3.	the improvement in the financial strength of issuers due to mergers and acquisitions and/or government assistance, which should facilitate their ability to comply with required loan repurchase/substitution obligations. The Company is not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. The Company’s assessment of any credit risk associated with these sponsors (or their successors) is reflected in the Company’s probability-weighted potential recovery scenarios;

4.	evidence of loan repurchase/substitution compliance by sellers/servicers for put-back requests made by other harmed parties with respect to ineligible loans; this factor is further enhanced by (i) Bank of America’s disclosure that it has resolved $8.0 billion of repurchase requests in the fourth quarter of 2010; (ii) the Fannie Mae settlements announced on December 23, 2010 with Ally Bank and with Bank of America (which also involved Freddie Mac) announced on December 31, 2010, and (iii) the Company’s settlement agreement entered into on July 16, 2010 between MBIA Corp. and the sponsor of several MBIA-insured mortgage loan securitizations in which MBIA Corp. received a payment in exchange for a release relating to its representation and warranty claims against the sponsor. This settlement also resolves all of MBIA’s representation and warranty claims against the sponsor on mutually beneficial terms and is substantially consistent with the recoveries previously recorded by the Company related to these exposures;

5.	the favorable outcome for MBIA on defendants’ motions to dismiss in the actions captioned MBIA Insurance Corp. v. Countrywide Home Loans, Inc., et al, Index No. 08-602825 (N.Y. Sup. Ct.) MBIA Insurance Corp. v. Residential Funding Co., LLC, Index No. 603552/08 (N.Y. Sup. Ct.), MBIA v GMAC and MBIA Insurance Corp. v. Credit Suisse Securities where the respective courts each allowed MBIA’s fraud claims against the Countrywide, RFC, GMAC and Credit Suisse Securities defendants to proceed;

6.	the favorable outcome for MBIA on its motion to present evidence of Countrywide’s liability and damages through the introduction of a statistically valid random sample of loans rather than on a loan-by-loan basis; and

7.	loan repurchase reserves and/or settlements which have been publicly disclosed by certain sellers/servicers to cover such obligations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

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

Loss and LAE Activity

The Company’s losses and LAE expenses for the three months ended March 31, 2011 are presented in the following table:

In millions	RMBS	Non-RMBS	Total
Losses and LAE related to actual and expected payments	$(60)	$(111)	$(171)
Recoveries of actual and expected payments	(3)	138	135

Gross losses incurred	(63)	27	(36)
Reinsurance	0	0	0

Losses and loss adjustment expenses	$(63)	$27	$(36)

The $60 million negative RMBS losses and LAE included in the preceding table comprise net reversals of previously established reserves. The $3 million of RMBS recoveries included in the preceding table comprise $118 million in recoveries resulting from ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages offset by the reversal of $115 million related to excess interest cash flows within the securitizations. Non-RMBS losses and LAE were primarily driven by non-RMBS mortgage and ABS CDO transactions and resulted from continued credit deterioration within those sectors. Included in the non-RMBS losses and LAE is a reversal of loss and LAE reserves related to lower expected future claim payments from a tax-backed transaction, which was offset by the reversal of the corresponding recoveries of such payments.

Current period changes in the Company’s estimate of potential recoveries may impact the amount recorded as an asset for insurance loss recoverable, the amount of expected recoveries on unpaid losses netted against the gross loss and LAE reserve liability, or both. Total paid losses, net of reinsurance and collections, for the three months ended March 31, 2011 was $189 million, including $159 million related to insured RMBS transactions. For the three months ended March 31, 2011, the increase in insurance loss recoverable related to paid losses totaled $105 million, and primarily related to insured RMBS transactions.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of March 31, 2011:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	51	41	11	204	307
Number of issues(1)	35	25	8	116	184
Remaining weighted average contract period (in years)	8.9	5.5	9.0	12.8	10.9
Gross insured contractual payments outstanding(2):
Principal	$4,340	$1,718	$1,229	$10,892	$18,179
Interest	2,814	513	543	6,382	10,252

Total	$7,154	$2,231	$1,772	$17,274	$28,431

Gross claim liability	$-	$-	$-	$2,201	$2,201
Less:
Gross potential recoveries	-	-	-	3,685	3,685
Discount, net	-	-	-	123	123

Net claim liability (recoverable)	$-	$-	$-	$(1,607)	$(1,607)

Unearned premium revenue	$155	$18	$70	$142	$385

(1) - An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) - Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

The gross claim liability of $2.2 billion represents the Company’s estimate of undiscounted probability-weighted future claim payments, which primarily relate to insured RMBS transactions. The gross potential recoveries of $3.7 billion represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments primarily related to insured RMBS transactions. Both amounts reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2010:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	199	43	12	179	433
Number of issues(1)	40	26	12	110	188
Remaining weighted average contract period (in years)	9.4	6.9	9.1	9.4	9.2
Gross insured contractual payments outstanding(2):
Principal	$5,041	$1,419	$1,446	$11,190	$19,096
Interest	3,439	536	746	6,132	10,853

Total	$8,480	$1,955	$2,192	$17,322	$29,949

Gross claim liability	$-	$-	$-	$2,692	$2,692
Less:
Gross potential recoveries	-	-	-	4,045	4,045
Discount, net	-	-	-	27	27

Net claim liability (recoverable)	$-	$-	$-	$(1,380)	$(1,380)

Unearned premium revenue	$148	$16	$72	$141	$377

(1) - An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) - Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The gross claim liability of $2.7 billion represents the Company’s estimate of undiscounted probability-weighted future claim payments, which primarily relate to insured RMBS transactions. The gross potential recoveries of $4.0 billion represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments primarily related to insured RMBS transactions. Both amounts reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

The following table presents the components of the Company’s insurance loss reserves and recoverables for insured obligations within MBIA’s classified list as reported on the Company’s consolidated balance sheets as of March 31, 2011 and December 31, 2010. The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

In millions	As of March 31, 2011	As of December 31, 2010
Loss reserves (claim liability)	$940	$1,059
LAE reserves	70	70

Loss and LAE reserves	$1,010	$1,129

Insurance claim loss recoverable	$(2,638)	$(2,531)
LAE insurance loss recoverable	(0)	-

Insurance loss recoverable	$(2,638)	$(2,531)

Reinsurance recoverable on unpaid losses	$14	$14
Reinsurance recoverable on LAE reserves	-	1
Reinsurance recoverable on paid losses	1	-

Reinsurance recoverable on paid and unpaid losses	$15	$15

As of March 31, 2011, loss and LAE reserves of $1.0 billion include $1.7 billion of reserves for expected future payments offset by expected recoveries of such future payments of $652 million. As of December 31, 2010, loss and LAE reserves of $1.1 billion include $2.0 billion of reserves for expected future payments offset by expected recoveries of such future payments of $896 million. As of March 31, 2011 and December 31, 2010, the insurance loss recoverable reported in the preceding table primarily relates to estimated recoveries of payments made by the Company resulting from ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans and expected future recoveries on RMBS transactions resulting from expected excess spread generated by performing loans in such transactions. The Company expects to be reimbursed for the majority of its potential recoveries related to ineligible mortgage loans by year-end 2012.

With respect to the Company’s RMBS exposure, before the elimination of amounts related to consolidated VIEs, the Company had 44 insured issues designated as “Classified List” with gross principal and interest payments outstanding of $9.7 billion and $4.3 billion, respectively. The undiscounted gross claim liability and the undiscounted gross potential recoveries related to these 44 issues were $1.3 billion and $4.3 billion, respectively. The Company has performed loan file reviews on 30 of the 44 issues and recorded recoveries on 28 of those 30 issues. As of March 31, 2011, the 28 insured issues, those for which the Company performed loan file reviews and recorded recoveries, had gross principal and interest payments outstanding of $8.6 billion and $3.7 billion, respectively. The undiscounted gross claim liability and the undiscounted gross potential recoveries related to the 28 issues were $973 million and $4.2 billion, respectively. The gross potential recoveries of $4.2 billion include estimated recoveries based on the Company’s incurred loss to date.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table presents changes in the Company’s loss and LAE reserve for the three months ended March 31, 2011. Changes in the loss and LAE reserve attributable to the accretion of the claim liability discount, changes in discount rates, changes in assumptions, changes in the timing and amounts of estimated payments and recoveries, and changes in LAE are recorded in “Losses and loss adjustment” expenses in the Company’s statement of operations. As of March 31, 2011, the weighted average risk-free rate used to discount the Company’s loss reserve (claim liability) was 2.99%. LAE reserves are expected to be settled within a one year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Three Months Ended March 31, 2011								Gross Loss and LAE Reserve as of March 31, 2011
Gross Loss and LAE Reserve as of December 31, 2010	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Timing of Payments	Changes in Amount of Net Payments	Changes in Assumptions	Changes in Unearned Premium Revenue	Change in LAE Reserves
$1,129	$(166)	$4	$(56)	$9	$(1)	$89	$3	$(1)	$1,010

The Company’s gross loss and LAE reserves reflected in the preceding table decreased $119 million primarily due to a decrease in reserves related to loss payments and changes in discount rates. Offsetting these decreases were changes in assumptions due to additional defaults and charge-offs of ineligible mortgage loans in insured RMBS issues outstanding as of December 31, 2010.

The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the three months ended March 31, 2011. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in assumptions, changes in the timing and amounts of estimated collections and changes in LAE were recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Three Months Ended March 31, 2011
In millions	Gross Reserve as of December 31, 2010	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Timing of Collections	Changes in Amount of Collections	Changes in Assumptions	Change in LAE Recoveries	Gross Reserve as of March 31, 2011
Insurance Loss Recoverable	$2,531	$(2)	$16	$(9)	$-	$(54)	$156	$-	$2,638
Recoveries on Unpaid Losses	896	-	5	(20)	-	-	(233)	4	652

Total	$3,427	$(2)	$21	$(29)	$-	$(54)	$(77)	$4	$3,290

The Company’s insurance loss recoverable increased $107 million primarily due to changes in assumptions driven by estimates of potential recoveries primarily on issues outstanding as of December 31, 2010 resulting from ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages. Recoveries on unpaid losses decreased by $244 million primarily due to changes in assumptions. The Company reduced its expectation of future claim payments on U.S. public finance transactions, which resulted in a corresponding reduction in future expected recoveries.

The following table presents the Company’s total estimated recoveries from ineligible mortgage loans included in certain insured first and second-lien mortgage loan securitizations. The total estimated recoveries from ineligible loans of $2.7 billion as of March 31, 2011 includes $1.8 billion recorded as “Insurance loss recoverable” and $867 million recorded as “Loan repurchase commitments” on the Company’s consolidated balance sheet.

In millions
Total Estimated Recoveries from Ineligible Loans as of December 31, 2010	Accretion of Future Collections	Changes in Discount Rates	Recoveries (Collections)	Changes in Assumptions	Total Estimated Recoveries from Ineligible Loans as of March 31, 2011
$2,517	$18	$(8)	$-	$139	$2,666

The $139 million of changes in assumptions in the preceding table primarily resulted from probability-weighted scenarios as described within the preceding “RMBS Recoveries” section.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

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

	Three Months Ended March 31,
In millions	2011	2010
Loss adjustment expense incurred, gross	$15	$14
Loss adjustment expense incurred, net	$15	$12

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

Since insured credit derivatives have similar terms, conditions, risks, and economic profiles to financial guarantee insurance policies, they are evaluated for economic impairment periodically in the same way that loss and LAE reserves are estimated for financial guarantee insurance policies. Credit impairments on insured derivatives represent the present value of estimated expected future claim payments, net of recoveries, for such transactions using a discount rate of 5.93%, consistent with the calculation of the Company’s statutory loss reserves. These credit impairments calculated using the statutory loss reserves methodology differ from the fair values recorded in the Company’s consolidated financial statements. Although the Company’s statement of operations includes the changes in the fair values of these transactions, the Company regards the changes in credit impairment estimates as critical information for investors as it provides information about loss payments the Company expects to make.

For the three months ended March 31, 2011, the additional estimated credit impairment on structured CMBS pools and CRE CDO portfolios was estimated to be $130 million as a result of additional delinquencies and loan level liquidations. The aggregate credit impairment on structured CMBS pools and CRE CDO portfolios was estimated to be $1.3 billion as of March 31, 2011. The impairment is estimated using the Company’s loss reserve methodology, determined as the present value of the probability–weighted potential future losses, net of estimated recoveries, across multiple scenarios as described below. Although the pace of increases in the delinquency rate has slowed and many loans are being modified, liquidations have taken place. Some loans were liquidated with minimal losses of 1% to 2% while others experienced near complete losses. These have led to losses in the CMBS market and, in many cases, have resulted in reductions of enhancement to the individual CMBS bonds within the structured CMBS pools insured by MBIA. In certain insured transactions, these losses have resulted in minimal deductible erosion. Bond level enhancement and pool level deductibles are structural features intended to mitigate losses to the Company. As that protection is eroded, impairments increase even in the absence of significant further collateral deterioration.

In the CRE CDO portfolio, transaction specific structures require managers to report reduced enhancement according to certain guidelines which often include downgrades even when the bond is still performing. As a result, as well as additional collateral defaults, reported enhancement has been reduced significantly in some CRE CDOs. However, because of this, many of the CRE CDO positions are amortizing more quickly than originally expected as most or all interest that would have been allocated to more junior classes within the CDO has been diverted and redirected to pay down the senior most classes insured by MBIA.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The Company has developed multiple scenarios to consider the range of potential outcomes in the CRE market and their impact on MBIA. The approaches require substantial judgments about the future performance of the underlying loans, and include the following:

•

The first approach considers the range of commutations achieved in the course of 2010 and 2011, which included commutations of 22 structured CMBS pools and CRE CDO policies totaling $10.3 billion of gross insured exposure. This approach results in an estimated price to commute the remaining policies with price estimates based on this experience.

•

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

•

The third approach stratifies loans into debt service coverage buckets and uses default probabilities implied by a third-party default study for each bucket to project defaults. The implied defaults are converted into losses using a loss severity assumption. This approach relies on year-end financial statements at the property level. In modeling these scenarios, the Company has received financial statements for year-end 2010 for 20.7% of the properties in the pools and statements from year-end 2009 or sometime during 2009 on another 63.3% of the properties in the pools. As the Company continues to see more current market performance statistics regarding modifications and liquidations in this cycle, the Company will continue to de-emphasize this more actuarial-based approach and focus more on those scenarios which best reflect current market observations.

•

The fourth approach stratifies loans into buckets based on delinquency status (including a “current” bucket) and utilizes recent Roll Rates actually experienced within each of the commercial mortgage-backed index (“CMBX”) series in order to formulate an assumption to predict future delinquencies. Ultimately, this generates losses over a projected time horizon based on the assumption that loss severities will remain at the peak level for a given time period and then decrease over time. This approach was applied in two scenarios. In the first scenario, the Company assumes that 90% of the loans greater than 90 days delinquent (and those projected to roll into late stage delinquency from the current and lesser stage levels of delinquency) are liquidated. In the second scenario, the Company assumes that 75% of these loans are liquidated and that 25% are modified and returned to current. These estimates are based on the levels of modifications that took place within the corresponding CMBX indices in the previous eighteen months ended March 31, 2011. Whether CMBS collateral is included in a structured pool or in a CRE CDO, the Company believes the modeling related to the underlying bond should be the same. Additionally for one of the transactions, small allocations of other collateral were included (specifically Real Estate Investment Trust debt and RMBS/asset-backed securities (“ABS”)). This collateral was modeled in keeping with protocol used for modeling other asset classes, including multi-sector CDOs.

The loss severities projected by these scenarios vary widely, from moderate to substantial losses. The Company assigns a wide range of probabilities to these scenarios, with lower severity scenarios being weighted more heavily than higher severity scenarios. This reflects the view that liquidations will continue to be mitigated by loan extensions and modifications, and that property values and NOIs have bottomed for many sectors and markets in the U.S. Beginning with the first quarter of 2010 through March 31, 2011, the probability-weighted loss estimate was $1.3 billion, and is inclusive of any claim or settlement payments. If macroeconomic stress escalates or there is a “double dip” recession, higher delinquencies, higher levels of liquidations of delinquent loans and higher severities of loss upon liquidation, MBIA may incur substantial additional losses.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments

Financial Instruments

The following table presents the carrying value and fair value of financial instruments reported on the Company’s consolidated balance sheets as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011		As of December 31, 2010
In millions	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Investments held as available-for-sale and held at fair value	$11,090	$11,090	$11,668	$11,668
Other investments	250	250	259	259
Cash and cash equivalents	277	277	366	366
Receivable for investments sold	61	61	8	8
Derivative assets:
Insured derivatives	-	-	0	0
Non-insured derivatives	2	2	4	4

Total derivative assets	2	2	4	4
Assets of consolidated VIEs:
Cash	710	710	764	764
Investments held-to-maturity	3,995	3,784	4,188	3,909
Fixed-maturity securities held as available-for-sale	326	326	190	190
Fixed-maturity securities held as trading	5,454	5,454	5,241	5,241
Loans receivable	2,327	2,327	2,183	2,183
Loan repurchase commitments	867	867	835	835
Derivative assets	525	525	699	699
Liabilities:
Investment agreements	1,911	2,056	2,005	2,172
Medium-term notes	1,704	988	1,740	766
Securities sold under agreements to repurchase	470	468	471	454
Short-term debt	-	-	65	65
Long-term debt	1,844	1,194	1,851	1,155
Payable for investments purchased	37	37	2	2
Derivative liabilities:
Insured derivatives	5,696	5,696	4,375	4,375
Non-insured derivatives	231	231	242	242

Total derivative liabilities	5,927	5,927	4,617	4,617
Warrants	35	35	58	58
Liabilities of consolidated VIEs:
Variable interest entity notes	10,899	10,650	10,590	10,285
Long-term debt	360	341	360	340
Derivative liabilities	1,910	1,910	2,104	2,104
Financial Guarantees:
Gross	5,043	4,481	5,275	3,906
Ceded	110	120	112	48

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Fixed-Maturity Securities (including short-term investments) Held as Available-For-Sale and Fixed-Maturity Securities Held at Fair Value

U.S. Treasury and government agency —U.S. Treasury securities are valued based on quoted market prices in active markets. The fair value of U.S. Treasuries is based on live trading feeds. U.S. Treasury securities are categorized in Level 1 of the fair value hierarchy. Government agency securities include debentures and other agency mortgage pass-through certificates as well as to-be-announced (“TBA”) securities. TBA securities are liquid and have quoted market prices based on live data feeds. Fair value of mortgage pass-through certificates is obtained via a simulation model, which considers different rate scenarios and historical activity to calculate a spread to the comparable TBA security. Government agency securities generally use market-based and observable inputs. As such, these securities are classified as Level 2 of the fair value hierarchy.

Foreign governments —Foreign government obligations are generally valued based on quoted market prices in active markets, and are categorized in Level 1 of the fair value hierarchy. When quoted market prices are not available, fair value is determined using a valuation model based on observable inputs including interest rate yield curves, cross-currency basis index spreads, and country credit spreads for structures similar to the financial instrument in terms of issuer, maturity and seniority. These financial instruments are generally categorized in Level 2 of the fair value hierarchy. Bonds that contain significant inputs that are not observable are categorized as Level 3.

Corporate obligations —Corporate obligations are valued using recently executed transaction prices or quoted market prices where observable. When observable price quotations are not available, fair value is determined using a valuation model based on observable inputs including interest rate yield curves, CDS spreads for similar instruments, and diversity scores. Corporate obligations are generally categorized in Level 2 of the fair value hierarchy or categorized in Level 3 when significant inputs are unobservable. Corporate obligations are classified as Level 1 of the fair value hierarchy when quoted market prices in an active market for identical financial instruments are available.

Mortgage-backed securities and asset-backed securities —Mortgage-backed securities (“MBS”) and ABS are valued using recently executed transaction prices. When position-specific quoted prices are not available, MBS and ABS are valued based on quoted prices for similar securities. If quoted prices are not available, MBS and ABS are valued using a valuation model based on observable inputs including interest rate yield curves, spreads, prepayments and volatilities, and categorized in Level 2 of the fair value hierarchy. MBS and ABS are categorized in Level 3 of the fair value hierarchy when significant inputs are unobservable.

State and municipal bonds —State and municipal bonds are valued using recently executed transaction prices, quoted prices or valuation models based on observable inputs including interest rate yield curves, bond or CDS spreads, and volatility. State and municipal bonds are generally categorized in Level 2 of the fair value hierarchy, or categorized in Level 3 when significant inputs are unobservable.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

Loans Receivable at Fair Value

Loans receivable at fair value comprise loans held by consolidated VIEs consisting of residential mortgage loans, commercial mortgage loans and other whole business loans. Fair values of residential mortgage loans are determined using quoted prices for MBS with similar characteristics and adjusted for the fair values of the financial guarantee obligations provided by MBIA Corp. on the related MBS. Fair values of commercial mortgage loans and other whole business loans are valued based on quoted prices of similar collateralized MBS. Loans receivable at fair value are categorized in Level 3 of the fair value hierarchy.

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

Refer to the discussion of “RMBS Recoveries” within “Note 5: Loss and Loss Adjustment Expense Reserves” for a further description of how these estimates of future cash flows for the assets are determined, as well as the additional risk margins and discounts applied.

Investment Agreements

The fair values of investment agreements are determined using discounted cash flow techniques based on observable interest rates currently being offered for similar agreements with comparable maturity dates. Investment agreements contain collateralization and termination agreements that substantially mitigate the nonperformance risk of the Company.

Medium-Term Notes

The fair values of medium-term notes (“MTNs”) are determined using discounted cash flow techniques based on inputs including observable interest rates currently being offered for similar notes with comparable maturity dates, and nonperformance risk. Nonperformance risk is determined using the Company’s own credit spreads.

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

Description of MBIA’s Insured Derivatives

As of March 31, 2011, the Company had $106.3 billion of gross par outstanding on insured derivatives. The majority of MBIA’s insured derivatives are “credit derivatives” that reference structured pools of cash securities and CDS. The Company generally insured the most senior liabilities of such transactions and, at transaction closing, the Company’s exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral backing the Company’s insured derivatives was cash securities and CDS referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, CRE loans, and CDO securities. As of March 31, 2011, the gross par outstanding of the Company’s insured credit derivatives totaled $97.0 billion. The remaining $9.3 billion of gross par outstanding on insured derivatives as of March 31, 2011 primarily related to insured “interest rate” and “inflation-linked” swaps for which the Company has insured counterparty credit risk.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

Most of MBIA’s insured CDS contracts require MBIA to make payments for losses of the principal outstanding under the contracts when losses on the underlying referenced collateral exceed a predetermined deductible. MBIA’s gross par outstanding and maximum payment obligation under these contracts as of March 31, 2011 was $77.4 billion. The underlying referenced collateral for contracts executed in this manner largely consist of investment grade corporate debt, structured CMBS pools and, to a lesser extent, corporate and multi-sector CDOs (in CDO-squared transactions). MBIA’s multi-sector and CDO-squared transactions contain substantial RMBS-related collateral. As of March 31, 2011, MBIA also had $19.6 billion of gross par outstanding on insured CDS contracts that require MBIA to make timely interest and ultimate principal payments.

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

Valuation Models Used

Approximately 62% of the balance sheet fair value of insured credit derivatives as of March 31, 2011 was valued using the BET Model. Approximately 37% of the balance sheet fair value of insured credit derivatives as of March 31, 2011 was valued using the internally developed Direct Price Model. An immaterial amount of insured credit derivatives were valued using other methods, including the Black-Scholes option pricing model and a dual default model.

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

Note 6: Fair Value of Financial Instruments (continued)

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

The primary weaknesses of the BET Model:

•	As of March 31, 2011, some of the model inputs were either unobservable or derived from illiquid markets which might adversely impact the model’s reliability.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

As of March 31, 2011, sector-specific spreads were used in 7% of the transactions valued using the BET Model. Corporate spreads were used in 36% of the transactions and spreads benchmarked from the most relevant spread source were used for 57% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy, including using actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. The spread source can also be identified by whether or not it is based on collateral WARF. No collateral-specific spreads are based on WARF, sector-specific and corporate spreads are based on WARF, and some benchmarked spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spreads were used for 85% of the transactions.

Over time the data inputs change as new sources become available, existing sources are discontinued or are no longer considered to be reliable or the most appropriate. It is always the Company’s objective to move to higher levels on the spread hierarchy table defined above. However, the Company may on occasion move to lower priority inputs due to the discontinuation of data sources or due to the Company considering higher priority inputs no longer representative of market spreads.

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

d. Input Adjustments for Insured CMBS Derivatives in the Current Market

Current Commercial Mortgage-Backed Index Input Adjustment

Approximately $35.8 billion gross par of MBIA’s insured derivative transactions as of March 31, 2011 includes substantial amounts of CMBS and commercial mortgage collateral. Since the CMBX is now quoted in price terms and the BET Model requires a spread input, it is necessary to convert CMBX prices to spreads. Through the third quarter of 2010, the Company assumed that a portion of the CMBX price reflected market illiquidity. The Company assumed this illiquidity component was the difference between par and the price of the highest priced CMBX triple-A series. The Company assumed that the price of each CMBX index has two components: an illiquidity component and a loss component. The market implied losses were assumed to be the difference of par less the liquidity adjusted price. These loss estimates were converted to spreads using an internal estimate of duration. Beginning in the fourth quarter of 2010, the Company determined that it would not be appropriate to continue to use a CMBS illiquidity component in the models due to increased liquidity in the marketplace.

e. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET Model at discount rates which include MBIA CDS spreads as of March 31, 2011. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than the Company’s recovery derivative price multiplied by the unadjusted derivative liability.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

Overall Model Results

As of March 31, 2011 and December 31, 2010, the Company’s net insured derivative liability was $5.7 billion and $4.4 billion, respectively, and was primarily related to the fair values of insured credit derivatives, based on the results of the aforementioned pricing models. In the current environment the most significant driver of changes in fair value is nonperformance risk. In aggregate, the nonperformance calculation results in a pre-tax net insured derivative liability which is $8.4 billion and $12.1 billion lower than the net liability that would have been estimated if the Company excluded nonperformance risk in its valuation as of March 31, 2011 and December 31, 2010, respectively. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of the Company’s economic condition, that the Company will be able to pay all claims when due.

The Company reviews the model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads are observable for similar transactions, those spreads are an integral part of the analysis. For example, new insured transactions that resemble existing (previously insured) transactions are considered, as well as negotiated settlements of existing transactions. MBIA Corp. negotiated settlements of insured CDS transactions in 2010 and 2011. In assessing the reasonableness of the fair value estimate for insured CDS, the Company considered the executed prices for those transactions as well as a review of internal consistency with MBIA’s methodology.

Warrants

Stock warrants issued by the Company are recorded at fair value based on a modified Black-Scholes model. Inputs into the warrant valuation include interest rates, stock volatilities and dividend data. As all significant inputs are market-based and observable, warrants are categorized in Level 2 of the fair value hierarchy.

Financial Guarantees

Gross Financial Guarantees —The fair value of gross financial guarantees is determined using discounted cash flow techniques based on inputs that include (i) assumptions of expected losses on financial guarantee policies where loss reserves have not been recognized, (ii) amount of losses expected on financial guarantee policies where loss reserves have been established, (iii) the cost of capital reserves required to support the financial guarantee liability and (iv) discount rates. The MBIA Corp. CDS spread and recovery rate are used as the discount rate for MBIA Corp., while the Assured Guaranty Corp. CDS spread and recovery rate are used as the discount rate for National. Discount rates are adjusted to reflect nonperformance risk of the Company. Fair value of gross financial guarantees does not consider future installment premium receipts or returns on invested upfront premiums as inputs.

The carrying value of MBIA’s gross financial guarantees consists of unearned premium revenue and loss and LAE reserves as reported on MBIA’s consolidated balance sheets.

Ceded Financial Guarantees —The fair value of ceded financial guarantees is determined by applying the percentage ceded to reinsurers to the related fair value of the gross financial guarantees. The carrying value of ceded financial guarantees consists of prepaid reinsurance premiums and reinsurance recoverable on paid losses as reported on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following fair value hierarchy tables present information about the Company’s assets (including short-term investments) and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of March 31, 2011
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$871	$149	$-	$-	$1,020
Foreign governments	367	43	19	-	429
Corporate obligations	-	2,097	211	-	2,308
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,472	-	-	1,472
Residential mortgage-backed non-agency	-	476	43	-	519
Commercial mortgage-backed	-	29	51	-	80
Asset-backed securities:
Collateralized debt obligations	-	181	123	-	304
Other asset-backed	-	255	323	-	578
State and municipal bonds	-	750	12	-	762

Total taxable bonds	1,238	5,452	782	-	7,472
Tax-exempt bonds:
State and municipal bonds	-	2,534	34	-	2,568
Other fixed-maturity investments	257	15	-	-	272

Total fixed-maturity investments	1,495	8,001	816	-	10,312
Money market securities	828	-	-	-	828
Perpetual preferred securities	-	166	-	-	166
Other	32	1	-	-	33

Total	2,355	8,168	816	-	11,339
Derivative assets:
Non-insured derivative assets:
Credit derivatives	-	2	-	-	2
Interest rate derivatives	-	28	4	-	32
Other	-	-	-	(32)	(32)

Total derivative assets	-	30	4	(32)	2

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of March 31, 2011
Assets of consolidated VIEs:
U.S. Treasury and government agency	7	1	-	-	8
Corporate obligations	3	363	82	-	448
Mortgage-backed securities:
Residential mortgage-backed agency	-	44	-	-	44
Residential mortgage-backed non-agency	-	2,765	18	-	2,783
Commercial mortgage-backed	-	989	29	-	1,018
Asset-backed securities:
Collateralized debt obligations	-	686	219	-	905
Other asset-backed	-	316	81	-	397
State and municipal taxable and tax-exempt bonds	-	5	-	-	5

Total fixed-maturity securities at fair value	10	5,169	429	-	5,608
Money market securities	172	-	-	-	172
Loans receivable	-	-	2,327	-	2,327
Loan repurchase commitments	-	-	867	-	867
Derivative assets:
Credit derivatives	-	-	514	-	514
Interest rate derivatives	-	11	-	-	11

Total assets	$2,537	$13,378	$4,957	$(32)	$20,840

Liabilities:
Medium-term notes	$-	$-	$163	$-	$163
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	24	5,672	-	5,696
Non-insured derivatives:
Interest rate derivatives	-	254	-	-	254
Currency derivatives	-	9	-	-	9
Other	-	-	-	(32)	(32)
Other liabilities:
Warrants	-	35	-	-	35
Liabilities of consolidated VIEs:
Variable interest entity notes	-	2,036	4,953	-	6,989
Derivative liabilities:
Credit derivatives	-	-	1,332	-	1,332
Interest rate derivatives	-	566	-	-	566
Currency derivatives	-	-	12	-	12

Total liabilities	$-	$2,924	$12,132	$(32)	$15,024

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2010
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$915	$149	$-	$-	$1,064
Foreign governments	409	49	11	-	469
Corporate obligations	-	2,622	246	-	2,868
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,548	41	-	1,589
Residential mortgage-backed non-agency	-	414	48	-	462
Commercial mortgage-backed	-	120	41	-	161
Asset-backed securities:
Collateralized debt obligations	-	108	191	-	299
Other asset-backed	-	310	350	-	660
State and municipal bonds	-	738	14	-	752

Total taxable bonds	1,324	6,058	942	-	8,324
Tax-exempt bonds:
State and municipal bonds	-	2,787	36	-	2,823
Other fixed-maturity investments	13	19	-	-	32

Total fixed-maturity investments	1,337	8,864	978	-	11,179
Money market securities	553	-	-	-	553
Perpetual preferred securities	-	172	-	-	172
Other	16	5	-	-	21

Total	1,906	9,041	978	-	11,925
Derivative assets:
Non-insured derivative assets:
Credit derivatives	-	3	-	-	3
Interest rate derivatives	-	57	5	-	62
Other	-	-	-	(61)	(61)

Total derivative assets	-	60	5	(61)	4

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2010
Assets of consolidated VIEs:
U.S. Treasury and government agency	4	-	-	-	4
Corporate obligations	7	360	80	-	447
Mortgage-backed securities:
Residential mortgage-backed agency	-	37	-	-	37
Residential mortgage-backed non-agency	-	2,706	40	-	2,746
Commercial mortgage-backed	-	907	23	-	930
Asset-backed securities:
Collateralized debt obligations	-	583	245	-	828
Other asset-backed	-	352	83	-	435
State and municipal taxable and tax-exempt bonds	-	4	-	-	4

Total fixed-maturity securities at fair value	11	4,949	471	-	5,431
Loans receivable	-	-	2,183	-	2,183
Loan repurchase commitments	-	-	835	-	835
Derivative assets:
Credit derivatives	-	-	687	-	687
Interest rate derivatives	-	12	-	-	12

Total assets	$1,917	$14,062	$5,159	$(61)	$21,077

Liabilities:
Medium-term notes	$-	$-	$116	$-	$116
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	25	4,350	-	4,375
Non-insured derivatives:
Interest rate derivatives	-	297	-	-	297
Currency derivatives	-	6	-	-	6
Other	-	-	-	(61)	(61)
Other liabilities:
Warrants	-	58	-	-	58
Liabilities of consolidated VIEs:
Variable interest entity notes	-	2,007	4,673	-	6,680
Derivative liabilities:
Credit derivatives	-	-	1,455	-	1,455
Interest rate derivatives	-	635	-	-	635
Currency derivatives	-	-	14	-	14

Total liabilities	$-	$3,028	$10,608	$(61)	$13,575

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

Level 3 assets were $5.0 billion and $5.2 billion as of March 31, 2011 and December 31, 2010, respectively, and represented approximately 24% of total assets measured at fair value. Level 3 liabilities were $12.1 billion and $10.6 billion as of March 31, 2011 and December 31, 2010, respectively, and represented approximately 81% and 78% of total liabilities measured at fair value, respectively. The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2011 and 2010:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2011

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2011

Assets:
Foreign governments	$11	$-	$-	$-	$-	$3	$-	$(2)	$-	$7	$-	$19	$-
Corporate obligations	246	-	-	7	2	10	-	(32)	(12)	6	(16)	211	-
Residential mortgage-backed agency	41	-	-	1	-	1	-	(1)	(1)	-	(41)	-	-
Residential mortgage-backed non-agency	48	-	-	5	-	7	-	(5)	(1)	5	(16)	43	-
Commercial mortgage-backed	41	-	-	2	1	8	-	-	-	-	(1)	51	-
Collateralized debt obligations	191	(1)	-	20	-	2	-	(29)	(1)	2	(61)	123	-
Other asset-backed	350	-	-	8	-	1	-	(9)	(1)	2	(28)	323	-
State and municipal taxable bonds	14	-	-	(2)	-	-	-	-	-	-	-	12	-
State and municipal tax-exempt bonds	36	-	-	-	-	-	-	(2)	-	-	-	34	-
Assets of consolidated VIEs:
Corporate obligations	80	-	-	-	-	-	-	(2)	-	4	-	82	-
Residential mortgage-backed non-agency	40	-	(2)	3	-	-	-	(3)	-	-	(20)	18	1
Commercial mortgage-backed	23	-	6	-	-	-	-	-	-	-	-	29	7
Collateralized debt obligations	245	-	14	-	-	-	-	(2)	-	16	(54)	219	16
Other asset-backed	83	-	(2)	-	-	-	-	(1)	-	1	-	81	(2)
Loans receivable	2,183	-	228	-	-	-	-	(84)	-	-	-	2,327	228
Loan repurchase commitments	835	-	20	-	-	-	12	-	-	-	-	867	-

Total assets	$4,467	$(1)	$264	$44	$3	$32	$12	$(172)	$(16)	$43	$(237)	$4,439	$250

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2011
Liabilities:
Medium-term notes	$116	$-	$39	$-	$8	$-	$-	$-	$-	$-	$-	$163	$-
Credit derivatives, net	4,350	386	1,322	-	-	-	-	(386)	-	-	-	5,672	1,480
Interest derivatives, net	(5)	-	1	-	-	-	-	-	-	-	-	(4)	1
Liabilities of consolidated VIEs:
VIE notes	4,673	-	421	-	-	-	-	(141)	-	-	-	4,953	421
Credit derivatives, net	768	-	50	-	-	-	-	-	-	-	-	818	50
Currency derivatives, net	14	-	(2)	-	-	-	-	-	-	-	-	12	(2)

Total liabilities	$9,916	$386	$1,831	$-	$8	$-	$-	$(527)	$-	$-	$-	$11,614	$1,950

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2010

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Settlements and Sales, net	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2010
Assets:
U.S. Treasury and government agency	$6	$-	$-	$-	$-	$(6)	$-	$-	$-	$-
Foreign governments	12	-	-	-	1	-	-	-	13	-
Corporate obligations	281	-	-	23	(2)	(2)	30	(10)	320	-
Residential mortgage-backed agency	48	-	-	1	-	(3)	-	-	46	-
Residential mortgage-backed non-agency	64	(3)	-	27	-	(17)	-	(5)	66	-
Commercial mortgage-backed	20	-	-	-	(1)	(2)	-	-	17	-
Collateralized debt obligations	245	(7)	-	40	-	(68)	16	(24)	202	-
Other asset-backed	401	-	-	(18)	-	61	8	(10)	442	-
State and municipal tax-exempt bonds	50	-	-	-	-	(5)	-	-	45	-
Other fixed-maturity investments	19	-	-	-	-	(19)	-	-	-	-
Perpetual preferred securities	77	-	-	6	-	-	-	-	83	-
Assets of consolidated VIEs:
Corporate obligations	-	-	-	-	-	81	-	-	81	-
Residential mortgage-backed non-agency	166	(1)	-	-	-	(87)	7	(3)	82	-
Commercial mortgage-backed	3	-	-	1	-	52	-	-	56	-
Collateralized debt obligations	42	-	-	-	-	284	-	-	326	-
Other asset-backed	193	-	-	-	-	(47)	-	-	146	-
Loans receivable	-	-	-	-	19	2,415	-	-	2,434	-
Loan repurchase commitments	-	-	-	-	-	715	-	-	715	-

Total assets	$1,627	$(11)	$-	$80	$17	$3,352	$61	$(52)	$5,074	$-

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Settlements and Sales, net	Transfers into Level 3 (1)	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2010
Liabilities:
Medium-term notes	$110	$-	$14	$-	$(6)	$-	$-	$-	$118	$14
Credit derivatives, net	3,799	63	2,210	-	-	(122)	-	-	5,950	2,223
Interest derivatives, net	(6)	(8)	4	-	4	1	-	-	(5)	4
Currency derivatives, net	(3)	-	(9)	-	-	-	-	-	(12)	(9)
Liabilities of consolidated VIEs:
VIE notes	-	-	16	-	6	5,318	-	-	5,340	16
Derivative contracts, net	-	-	(18)	-	-	367	-	-	349	(18)

Total liabilities	$3,900	$55	$2,217	$-	$4	$5,564	$-	$-	$11,740	$2,230

(1) - Transferred in and out at the end of the period.

Transfers into and out of Level 3 were $43 million and $237 million, respectively, for the three months ended March 31, 2011. Transfers into and out of Level 2 were $237 million and $43 million, respectively, for the three months ended March 31, 2011. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. CDOs, RMBS agency and other asset-backed comprised the majority of the transferred instruments. There were no transfers into or out of Level 1. For the three months ended March 31, 2011, the net unrealized losses related to the transfers into Level 3 was $518 thousand and the net unrealized losses related to the transfers out of Level 3 was $642 thousand.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the three months ended March 31, 2011 and 2010 are reported on the consolidated statements of operations as follows:

	March 31, 2011
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(1,322)	$(386)	$-	$-	$(32)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of March 31, 2011	$(1,480)	$-	$(1)	$-	$(26)

	March 31, 2010
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(2,210)	$(55)	$(10)	$-	$2

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of March 31, 2010	$(2,230)	$-	$(3)	$-	$(2)

Fair Value Option

The Company elected to record at fair value certain financial instruments of the VIEs that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following tables present the changes in fair value included in the Company’s consolidated statement of operations for the three months ended March 31, 2011 for all financial instruments for which the fair value option was elected.

	Three Months Ended March 31,
	2011			2010
In millions	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Total Changes in Fair Value	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Total Changes in Fair Value
Fixed-maturity securities held at fair value	$213	$-	$213	$16	$21	$37
Loans receivable at fair value:
Residential mortgage loans	101	-	101	238	220	458
Other loans	43	-	43	(26)	-	(26)
Loan repurchase commitments	32	-	32	216	63	279
Other assets	(40)	-	(40)	-	159	159
Long-term debt	(367)	-	(367)	(301)	(333)	(634)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Fair Value of Financial Instruments (continued)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2011 and December 31, 2010 for loans and long-term debt for which the fair value option has been elected.

	As of March 31, 2011			As of December 31, 2010
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$3,164	$2,115	$1,049	$3,334	$2,014	$1,320
Residential mortgage loans (90 days or more past due)	261	-	261	243	-	243
Other loans	410	155	255	412	124	288
Other loans (90 days or more past due)	150	57	93	149	45	104

Total loans receivable at fair value	$3,985	$2,327	$1,658	$4,138	$2,183	$1,955

Long-term debt	$15,727	$6,989	$8,738	$17,217	$6,680	$10,537

Substantially all gains and losses included in earnings during the three months ended March 31, 2011 on loans receivable and long-term debt reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the long-term debt, resulting in depressed pricing of the financial instruments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Investments

The Company’s fixed-maturity portfolio consists of high-quality (average rating double-A) taxable and tax-exempt investments of diversified maturities. Other investments primarily comprise equity investments, including those accounted for under the equity method and highly rated perpetual securities that bear interest and are callable by the issuer. The following tables present the amortized cost, fair value and other-than-temporary impairments of fixed-maturity investments and other investments designated as available-for-sale in the consolidated investment portfolio of the Company as of March 31, 2011 and December 31, 2010:

	March 31, 2011
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,017	$9	$(5)	$1,021	$-
Foreign governments	415	14	-	429	-
Corporate obligations	2,347	43	(91)	2,299	-
Mortgage-backed securities:
Residential mortgage-backed agency	1,451	37	(16)	1,472	-
Residential mortgage-backed non-agency	622	51	(153)	520	(152)
Commercial mortgage-backed	85	1	(7)	79	-
Asset-backed securities:
Collateralized debt obligations	442	-	(145)	297	(55)
Other asset-backed	687	2	(111)	578	-
State and municipal bonds	808	6	(52)	762	-

Total taxable bonds	7,874	163	(580)	7,457	(207)
Tax-exempt bonds:
State and municipal bonds	2,659	13	(103)	2,569	-

Total tax-exempt bonds	2,659	13	(103)	2,569	-

Total fixed-maturity investments	10,533	176	(683)	10,026	(207)
Other investments:
Perpetual preferred securities	170	2	(7)	165	-
Other investments	31	2	-	33	-
Money market securities	1,085	-	-	1,085	-

Total other investments	1,286	4	(7)	1,283	-
Assets of consolidated VIEs:
Asset-backed securities:
Collateralized debt obligations	86	-	-	86	-
Other asset-backed	67	1	-	68	-
Other investments:
Money market securities	172	-	-	172	-

Total available-for-sale investments	$12,144	$181	$(690)	$11,635	$(207)

(1) - Represents the amount of other-than-temporary losses recognized in accumulated other comprehensive income (loss) since the adoption of the accounting guidance for other-than-temporary impairments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Investments (continued)

	December 31, 2010
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,055	$12	$(3)	$1,064	$-
Foreign governments	451	19	(1)	469	-
Corporate obligations	2,942	49	(127)	2,864	-
Mortgage-backed securities:
Residential mortgage-backed agency	1,537	39	(13)	1,563	-
Residential mortgage-backed non-agency	627	36	(180)	483	(155)
Commercial mortgage-backed	199	24	(19)	204	-
Asset-backed securities:
Collateralized debt obligations	472	1	(180)	293	(86)
Other asset-backed	732	1	(112)	621	-
State and municipal bonds	797	7	(52)	752	-

Total taxable bonds	8,812	188	(687)	8,313	(241)
Tax-exempt bonds:
State and municipal bonds	2,907	19	(104)	2,822	-

Total tax-exempt bonds	2,907	19	(104)	2,822	-

Total fixed-maturity investments	11,719	207	(791)	11,135	(241)
Other investments:
Perpetual preferred securities	175	8	(12)	171	-
Other investments	38	3	-	41	-
Money market securities	552	-	-	552	-

Total other investments	765	11	(12)	764	-
Assets of consolidated VIEs:
Asset-backed securities:
Collateralized debt obligations	91	-	(1)	90	-
Other asset-backed	98	2	-	100	-

Total available-for-sale investments	$12,673	$220	$(804)	$12,089	$(241)

(1) - Represents the amount of other-than-temporary losses recognized in accumulated other comprehensive income (loss) since the adoption of the accounting guidance for other-than-temporary impairments.

The fair value of securities on deposit with various regulatory authorities was $11 million as of March 31, 2011 and December 31, 2010. These deposits are required to comply with state insurance laws.

A portion of the obligations under investment agreements require the Company to pledge securities as collateral. As of March 31, 2011 and December 31, 2010, the fair value of securities pledged as collateral with respect to these investment agreements approximated $2.4 billion. Additionally, the Company pledged cash as collateral under investment agreements in the amount of $18 million and $113 million as of March 31, 2011 and December 31, 2010, respectively.

The following table presents the distribution by contractual maturity of available-for-sale fixed-maturity investments at amortized cost and fair value as of March 31, 2011. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Investments (continued)

	0000000	0000000	0000000	0000000
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$982	$984	$172	$172
Due after one year through five years	1,272	1,306	-	-
Due after five years through ten years	1,190	1,170	-	-
Due after ten years through fifteen years	741	729	-	-
Due after fifteen years	3,061	2,891	-	-
Mortgage-backed	2,158	2,071	-	-
Asset-backed	1,129	875	153	154

Total fixed-maturity investments	$10,533	$10,026	$325	$326

Investments that are held-to-maturity are reported on the Company’s consolidated balance sheets at amortized cost. These investments, which primarily relate to the Company’s consolidated VIEs, principally consist of ABS and loans issued by major national and international corporations and other structured finance clients. As of March 31, 2011, the amortized cost and fair value of held-to-maturity investments totaled $4.0 billion and $3.8 billion, respectively. There were $6 million of unrecognized gross gains and $218 million of unrecognized gross losses as of March 31, 2011. As of December 31, 2010, the amortized cost and fair value of held-to-maturity investments totaled $4.2 billion and $3.9 billion, respectively. There were no unrecognized gross gains as of December 31, 2010. Unrecognized gross losses were $279 million as of December 31, 2010. The following table presents the distribution of held-to-maturity investments by contractual maturity at amortized cost and fair value as of March 31, 2011:

			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$8	$8
Due after one year through five years(1)	1	1	-	-
Due after five years through ten years	-	-	-	-
Due after ten years through fifteen years	-	-	-	-
Due after fifteen years	-	-	-	-
Mortgage-backed	-	-	-	-
Asset-backed	-	-	3,987	3,776

Total held-to-maturity investments	$1	$1	$3,995	$3,784

(1) - Relates to tax credit investments reported in “Other investments” on the balance sheet.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Investments (continued)

As of March 31, 2011 and December 31, 2010, the Company recorded net unrealized losses of $509 million and $584 million, respectively, on available-for-sale securities, comprised of fixed-maturity and other investments, which included $690 million and $804 million, respectively, of gross unrealized losses. The following tables present the gross unrealized losses included in accumulated other comprehensive income (loss) as of March 31, 2011 and December 31, 2010 related to available-for-sale fixed-maturity and other investments. These tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	March 31, 2011
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$481	$(5)	$-	$-	$481	$(5)
Foreign governments	107	-	-	-	107	-
Corporate obligations	520	(14)	736	(77)	1,256	(91)
Mortgage-backed securities:
Residential mortgage-backed agency	760	(16)	58	-	818	(16)
Residential mortgage-backed non-agency	48	(1)	316	(152)	364	(153)
Commercial mortgage-backed	12	(1)	51	(6)	63	(7)
Asset-backed securities:
Collateralized debt obligations	20	(4)	272	(141)	292	(145)
Other asset-backed	38	(1)	455	(110)	493	(111)
State and municipal bonds	392	(26)	134	(26)	526	(52)

Total taxable bonds	2,378	(68)	2,022	(512)	4,400	(580)
Tax-exempt bonds:
State and municipal bonds	1,923	(82)	175	(21)	2,098	(103)

Total tax-exempt bonds	1,923	(82)	175	(21)	2,098	(103)

Total fixed-maturity investments	4,301	(150)	2,197	(533)	6,498	(683)
Other investments:
Perpetual preferred securities	15	-	108	(7)	123	(7)

Total other investments	15	-	108	(7)	123	(7)
Assets of consolidated VIEs:
Asset-backed securities:
Collateralized debt obligations	26	-	-	-	26	-

Total	$4,342	$(150)	$2,305	$(540)	$6,647	$(690)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Investments (continued)

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$370	$(3)	$-	$-	$370	$(3)
Foreign governments	33	(1)	-	-	33	(1)
Corporate obligations	705	(13)	725	(114)	1,430	(127)
Mortgage-backed securities:
Residential mortgage-backed agency	785	(11)	59	(2)	844	(13)
Residential mortgage-backed non-agency	51	(2)	336	(178)	387	(180)
Commercial mortgage-backed	11	-	85	(19)	96	(19)
Asset-backed securities:
Collateralized debt obligations	3	-	278	(180)	281	(180)
Other asset-backed	61	(2)	480	(110)	541	(112)
State and municipal bonds	437	(26)	135	(26)	572	(52)

Total taxable bonds	2,456	(58)	2,098	(629)	4,554	(687)
Tax-exempt bonds:
State and municipal bonds	2,002	(83)	181	(21)	2,183	(104)

Total tax-exempt bonds	2,002	(83)	181	(21)	2,183	(104)

Total fixed-maturity investments	4,458	(141)	2,279	(650)	6,737	(791)
Other investments:
Perpetual preferred securities	-	-	140	(12)	140	(12)
Other investments	3	-	-	-	3	-

Total other investments	3	-	140	(12)	143	(12)
Assets of consolidated VIEs:
Asset-backed securities:
Collateralized debt obligations	62	(1)	5	-	67	(1)
Other asset-backed	7	-	-	-	7	-

Total	$4,530	$(142)	$2,424	$(662)	$6,954	$(804)

Gross unrealized losses on available-for-sale securities presented in the preceding tables decreased as of March 31, 2011 compared with December 31, 2010 primarily as a result of higher market prices on securities held by the Company resulting from an improvement in market-related conditions. Investments with unrealized losses that met the criteria described in the “Other-Than-Temporary Impairments” section below were tested for other-than-temporary impairments and principally related to ABS, MBS, and corporate obligations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Investments (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of ABS included in the Company’s consolidated investment portfolio as of March 31, 2011 for which fair value was less than amortized cost. Of the total fair value and unrealized losses of ABS, $686 million of fair value and $178 million of unrealized losses are included in the Company’s asset/liability products investment portfolio. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of March 31, 2011 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Asset-Backed Sector	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS CDO	$10	$-	$12	$(4)	$5	$(2)	$2	$(1)	$56	$(103)	$-	$-	$85	$(110)

Corporate CDO	60	(7)	50	(5)	57	(5)	36	(12)	44	(17)	30	(1)	277	(47)

Auto loans	3	-	-	-	-	-	-	-	13	-	-	-	16	-

Credit cards	51	(1)	5	-	-	-	-	-	-	-	-	-	56	(1)

Equipment leases	1	-	-	-	-	-	33	(2)	-	-	-	-	34	(2)
Small business/ student loans	20	(2)	-	-	-	-	-	-	13	(1)	-	-	33	(3)

Other ABS	14	-	13	(3)	75	(12)	136	(12)	23	(5)	49	(61)	310	(93)

Total	$159	$(10)	$80	$(12)	$137	$(19)	$207	$(27)	$149	$(126)	$79	$(62)	$811	$(256)

Seventy-two percent of the Company’s investments in ABS reported in the preceding table were rated investment grade with 20% rated Aaa. Of the total ABS investments reported in the preceding table, $322 million include the benefit of guarantees provided by MBIA Corp. and $138 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed ABS investments using the higher of the guarantors’ ratings or the underlying bond ratings was A1 and the average underlying credit rating of guaranteed ABS investments, without giving effect to the guarantees, was A1. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $158 million or 20% of the securities included in the preceding table were rated below investment grade.

The following table presents the fair values and gross unrealized losses by credit rating category of MBS included in the Company’s consolidated investment portfolio as of March 31, 2011 for which fair value was less than amortized cost. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of March 31, 2011 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Mortgage-backed Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
RMBS:
Collateralized	$75	$(1)	$56	$(15)	$11	$(1)	$-	$-	$25	$(47)	$-	$-	$167	$(64)

Home equity	28	-	95	(26)	2	-	1	-	110	(55)	-	-	236	(81)

Pass-through securities	759	(16)	-	-	-	-	-	-	-	-	-	-	759	(16)

Other	1	-	18	(5)	-	-	-	-	10	(3)	-	-	29	(8)

CMBS	7	-	16	(1)	1	-	26	(5)	-	(1)	4	-	54	(7)

Total	$870	$(17)	$185	$(47)	$14	$(1)	$27	$(5)	$145	$(106)	$4	$-	$1,245	$(176)

Eighty-eight percent of the Company’s investments in MBS reported in the preceding table were rated investment grade with 70% rated Aaa. Of the total MBS investments reported in the preceding table, $19 million include the benefit of guarantees provided by MBIA Corp. and $287 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed MBS investments using the higher of the guarantors’ ratings or the underlying bond ratings was Aa2 and the average underlying credit rating of guaranteed MBS investments, without giving effect to the guarantees, was A3. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $308 million or 38% of the securities included in the preceding table were rated below investment grade.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Investments (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of direct corporate obligations included in the Company’s consolidated investment portfolio as of March 31, 2011 for which fair value was less than amortized cost. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of March 31, 2011 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Corporate Obligations	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate Obligations	$131	$-	$190	$(10)	$477	$(37)	$343	$(34)	$107	$(2)	$8	$(8)	$1,256	$(91)

Total	$131	$-	$190	$(10)	$477	$(37)	$343	$(34)	$107	$(2)	$8	$(8)	$1,256	$(91)

Ninety-one percent of the Company’s investments in corporate obligations reported in the preceding table were rated investment grade with 10% rated Aaa. Of the total corporate obligations reported in the preceding table, $18 million include the benefit of guarantees provided by National, $158 million include the benefit of guarantees provided by MBIA Corp., and $70 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed corporate obligations included in the preceding table using the higher of the guarantors’ ratings or the underlying bond ratings was Aaa and the average underlying credit rating of these guaranteed corporate obligations without giving effect to the guarantees was Aaa. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp. and National, $107 million or 9% of the securities included in the preceding table were rated below investment grade.

The following tables present the gross unrealized losses of held-to-maturity investments as of March 31, 2011 and December 31, 2010. Held-to-maturity investments are reported at amortized cost on the Company’s consolidated balance sheets. The tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	March 31, 2011
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Other asset-backed securities	$-	$-	$3,455	$(218)	$3,455	$(218)

Total	$-	$-	$3,455	$(218)	$3,455	$(218)

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Other asset-backed securities	$-	$-	$3,760	$(279)	$3,760	$(279)

Total	$-	$-	$3,760	$(279)	$3,760	$(279)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Investments (continued)

As of March 31, 2011 and December 31, 2010, the Company’s available-for-sale fixed-maturity investment, other investment and held-to-maturity investment portfolios’ gross unrealized losses totaled $908 million and $1.1 billion, respectively. The weighted average contractual maturity of securities in an unrealized loss position as of March 31, 2011 and December 31, 2010 was 19 years and 20 years, respectively. As of March 31, 2011, there were 393 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $760 million. Within the 393 securities, the book value of 283 securities exceeded market value by more than 5% as presented in the following table:

	000000000000	000000000000	000000000000
Percentage Book Value Exceeded Market Value	Number of Securities	(in millions) Book Value	(in millions) Fair Value
5% to 15%	120	$3,658	$3,379
16% to 25%	67	507	409
26% to 50%	55	260	163
Greater than 50%	41	350	120

Total	283	$4,775	$4,071

As of December 31, 2010, there were 412 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $941 million. Within the 412 securities, the book value of 321 securities exceeded market value by more than 5%.

Other-Than-Temporary Impairments

The Company has an ongoing review process for all securities in its investment portfolio, including a quarterly assessment of other-than-temporary impairments. Key factors considered when assessing other-than-temporary impairments include but are not limited to: (a) structural and economic factors among security types that represent the Company’s largest exposure to credit impairment losses, (b) the duration and severity of the unrealized losses (i.e., a decline in the market value of a security by 20% or more at the time of the review, or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period) and (c) the results of various cash flow modeling techniques. As of March 31, 2011, the fair value and related unrealized loss of available-for-sale securities totaled $6.6 billion and $690 million, respectively, and consisted primarily of ABS, MBS, state and municipal tax-exempt and corporate obligations. Based on its evaluation, the Company realized other-than-temporary impairments of $13 million for the three months ended March 31, 2011, primarily related to RMBS, CDOs and corporate obligations.

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

Note 7: Investments (continued)

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

Corporate obligation investments are evaluated for other-than-temporary impairments using industry-standard credit analysis techniques. The Company’s analysis includes a detailed review of a number of quantitative and qualitative factors impacting the value of an individual security. These factors include the interest rate of the security (fixed or floating), the security’s current market spread, any collateral supporting the security, the security’s position in the issuer’s capital structure, and credit rating upgrades or downgrades. Additionally, these factors include an assessment of various issuer-related credit metrics including market capitalization, earnings, cash flow, capitalization, interest coverage, leverage, liquidity, management and a third-party quantitative default probability model. The Company’s analysis is augmented by comparing market prices for similar securities of other issuers in the same sector, as well as any recent corporate or government actions that may impact the ultimate return of principal. If the Company determines that, after considering these factors, a principal default is projected, a recovery analysis is performed using the above data. If the Company’s estimated recovery value for the security is less than its amortized cost, the difference is recorded as an other-than-temporary impairment loss.

The Company does not record other-than-temporary impairments related to credit concerns about issuers of securities insured by MBIA Corp. and National since investors in these securities, including MBIA, are guaranteed payment of principal and interest when due by MBIA. Securities insured by the Company, whether or not owned by the Company, are evaluated for impairment as part of its insurance surveillance process and, therefore, losses on securities insured by the Company are recorded in accordance with its loss reserving policy. Refer to “Note 2: Significant Accounting Policies” and “Note 5: Loss and Loss Adjustment Expense Reserves” for information about the Company’s loss reserving policy and loss reserves.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Investments (continued)

The following table provides information about securities held by the Company as of March 31, 2011 that were in an unrealized loss position and insured by a financial guarantor along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Asset-backed:
MBIA(1)	$322	$(82)	$15
Other	138	(27)	-

Total asset-backed	460	(109)	15
Mortgage-backed:
MBIA(1)	19	(5)	2
Other	287	(138)	-

Total mortgage-backed	306	(143)	2
Corporate obligations:
MBIA(1)	176	(13)	-
Other	70	(7)	-

Total corporate obligations	246	(20)	-
Other:
MBIA(1)	289	(41)	-
Other	351	(29)	-

Total other	640	(70)	-

Total	$1,652	$(342)	$17

(1) - Includes investments insured by MBIA Corp. and National. (2) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

The Company also concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of March 31, 2011 that would require the sale of impaired securities.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investment Income and Gains and Losses

The following table includes total investment income from all operations:

	00000000000	00000000000
	Three Months Ended March 31,
In millions	2011	2010
Net investment income:
Fixed-maturity	$107	$111
Held-to-maturity	2	2
Short-term investments	-	3
Other investments	5	6
Consolidated VIEs	17	15

Net investment income	131	137
Realized gains and losses:
Fixed-maturity:
Gains	54	30
Losses	(40)	(59)

Net	14	(29)
Other investments:
Gains	9	-
Losses	-	(1)

Net	9	(1)

Total net realized gains (losses)(1)	23	(30)

Total investment income	$154	$107

(1) - These balances are included in the “Net gains (losses) on financial instruments at fair value and foreign exchange” and “Net investment losses related to other-than-temporary impairments” line items on MBIA Inc.’s consolidated statements of operations.

Total investment income is generated as a result of the ongoing management of the Company’s investment portfolios. For the three months ended March 31, 2011, total investment income increased from the same period of 2010 primarily due to an increase in net gains on fixed-maturity sales and a reduction in other-than-temporary impairments.

For the three months ended March 31, 2011, realized gains from fixed-maturity investments primarily related to sales of investments, which allowed the Company to finance commutation payments to continue to grow its liquidity position. The realized gains from the sale of investments were offset by realized losses from investment sales and other-than-temporary impairments related to RMBS, CDOs and corporate obligations.

For the three months ended March 31, 2010, net realized losses from fixed-maturity investments were primarily due to other-than-temporary impairments related to RMBS and CDOs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investment Income and Gains and Losses (continued)

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

	000000000000	000000000000
In millions	Three Months Ended March 31,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2011	2010
Beginning Balance	$262	$389
Accounting transition adjustment(1)	-	(149)
Additions for credit loss impairments recognized in the current period on securities not previously impaired	7	19
Additions for credit loss impairments recognized in the current period on securities previously impaired	-	11
Reductions for credit loss impairments previously recognized on securities sold during the period	(3)	-
Reductions for increases in cash flows expected to be collected over the remaining life of the security	-	(1)

Ending Balance	$266	$269

(1) - Reflects the adoption of the accounting principles for the consolidation of VIEs.

For ABS (e.g., RMBS and CDOs), the Company estimated expected future cash flows of each security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for each significant class of ABS for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
Asset-backed Securities	2011	2010
Expected size of losses(1):
Range(2)	6.04% to 100.00%	0.00% to 98.83%
Weighted average(3)	85.75%	42.87%
Current subordination levels(4):
Range(2)	0.00% to 6.24%	0.00% to 22.13%
Weighted average(3)	0.09%	3.37%
Prepayment speed (annual CPR)(5):
Range(2)	0.00 to 68.89	0.00 to 33.34
Weighted average(3)	20.70	6.90

(1) - Represents future expected credit losses on impaired assets expressed as a percentage of total outstanding balance.

(2) - Represents the range of inputs/assumptions based upon the individual securities within each category.

(3) - Calculated by weighting the relevant input/assumption for each individual security by the outstanding notional of the security.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investment Income and Gains and Losses (continued)

Net unrealized gains (losses), including the portion of other-than-temporary impairments included in accumulated other comprehensive income (loss), reported within shareholders’ equity consisted of:

	000000000	000000000
In millions	As of March 31, 2011	As of December 31, 2010
Fixed-maturity:
Gains	$177	$208
Losses	(683)	(782)
Foreign exchange	37	(14)

Net	(469)	(588)
Other investments:
Gains	4	10
Losses	(7)	(22)

Net	(3)	(12)

Total	(472)	(600)
Deferred income tax provision (benefit)	(178)	(208)

Unrealized gains (losses), net	$(294)	$(392)

The change in net unrealized gains (losses) presented in the table above consisted of:

	000000000000	000000000000
In millions	As of March 31, 2011	As of December 31, 2010
Fixed-maturity	$119	$749
Other investments	9	47

Total	128	796
Deferred income tax charged (credited)	30	213

Change in unrealized gains (losses), net (1)	$98	$583

(1) - The annual change as of December 31, 2010 included $266 million of net unrealized gains due to the transition adjustment for the adoption of the accounting principles for consolidation of VIEs.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Structured Finance and International Insurance

The Company entered into derivative transactions that it viewed as an extension of its core financial guarantee business but which do not qualify for the financial guarantee scope exception and, therefore, must be recorded at fair value on the balance sheet. The Company’s structured finance and international insurance operations, which insured the majority of the Company’s notional derivative exposure, have insured derivatives primarily consisting of structured pools of CDS contracts that the Company intends to hold for the entire term of the contract absent a negotiated settlement with the counterparty. The Company reduces risks embedded in its insured portfolio through the use of reinsurance. This includes cessions of insured derivatives under reinsurance agreements in which the Company economically hedges a portion of the credit and market risk associated with its insured credit derivative portfolio. Such arrangements are also accounted for as derivatives and recorded in the Company’s financial statements at fair value. As of March 31, 2011, the amount of these arrangements was immaterial.

Variable Interest Entities

The consolidated VIEs have entered into derivative transactions primarily consisting of interest rate swaps and CDS contracts. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. CDS contracts are entered into to hedge credit risk or to replicate investments in cash assets.

Asset/Liability Products

The Company’s asset/liability products business has entered into derivative transactions primarily consisting of interest rate swaps, cross currency swaps, principal protection guarantees and CDS contracts. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to hedge the variability in cash flows resulting from fluctuations in foreign currency rates. The Company has also provided loss protection on certain Cutwater Investor Services Corp. (“Cutwater-ISC”) managed municipal pools that invest in highly rated short-term fixed-income securities. Such protection is accounted for as a derivative and is included as part of the Company’s principal protection guarantees. CDS contracts are entered into to hedge credit risk or to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its asset management business.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

Credit Derivatives Sold

The following table presents information about credit derivatives sold (insured) by the Company’s insurance operations that were outstanding as of March 31, 2011. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	7.4 Years	$19,585	$18,513	$9,208	$14,457	$35,050	$96,813	$(5,636)
Non-insured credit default swaps-VIE	4.6 Years	-	-	-	-	2,581	2,581	(1,332)
Insured swaps	18.4 Years	-	311	4,788	3,909	165	9,173	(11)
All others	8.2 Years	-	-	113	-	195	308	(49)

Total notional		$19,585	$18,824	$14,109	$18,366	$37,991	$108,875

Total fair value		$(27)	$(83)	$(255)	$(734)	$(5,929)		$(7,028)

The following table presents information about credit derivatives sold (insured) by the Company’s insurance operations that were outstanding as of December 31, 2010. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	7.6 Years	$20,721	$18,530	$11,323	$15,356	$33,377	$99,307	$(4,325)
Non-insured credit default swaps-VIE	4.8 Years	-	-	-	-	2,612	2,612	(1,455)
Insured swaps	16.6 Years	-	321	4,801	4,740	676	10,538	(11)
All others	8.5 Years	-	-	113	-	195	308	(39)

Total notional		$20,721	$18,851	$16,237	$20,096	$36,860	$112,765

Total fair value		$(41)	$(86)	$(315)	$(477)	$(4,911)		$(5,830)

Referenced credit ratings assigned by MBIA to insured credit derivatives are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future payments that MBIA may be required to make under these guarantees is $113.4 billion. This amount is net of $179 million of insured derivatives ceded under reinsurance agreements in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

The following table presents information about credit derivatives sold by the Company’s asset/liability products business that were outstanding as of March 31, 2011. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

	000000	000000	000000	000000	000000	000000	000000	000000
In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Principal protection guarantees	0.8 Years	$4,011	$-	$-	$-	$-	$4,011	$-

Total notional		$4,011	$-	$-	$-	$-	$4,011	$-

Total fair value		$-	$-	$-	$-	$-		$-

The following table presents information about credit derivatives sold by the Company’s asset/liability products business that were outstanding as of December 31, 2010. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000
In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Principal protection guarantees	1.0 Years	$4,237	$-	$-	$-	$-	$4,237	$-

Total notional		$4,237	$-	$-	$-	$-	$4,237	$-

Total fair value		$-	$-	$-	$-	$-		$-

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

As of March 31, 2011, the total fair value of the Company’s derivative assets, after counterparty netting, was $527 million which was reported within “Derivative assets” and “Derivative assets-VIEs” on the Company’s consolidated balance sheet, and the total fair value of the Company’s derivative liabilities, after counterparty netting, was $7.8 billion which was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheet.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

As of March 31, 2011, the total fair value of the Company’s derivative assets, before counterparty netting, was $563 million and the total fair value of the Company’s derivative liabilities, before counterparty netting, was $7.9 billion. The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of March 31, 2011:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$339	Derivative assets	$4	Derivative liabilities	$(35)

Total designated	$339		$4		$(35)

Not designated as hedging instruments:
Insured credit default swaps	$96,813	Derivative assets	$-	Derivative liabilities	$(5,636)
Insured swaps	9,173	Derivative assets	-	Derivative liabilities	(11)
Non-insured credit default swaps	35	Derivative assets	2	Derivative liabilities	-
Non-insured credit default swaps-VIE	4,109	Derivative assets-VIE	514	Derivative liabilities-VIE	(1,332)
Interest rate swaps	3,318	Derivative assets	28	Derivative liabilities	(217)
Interest rate swaps-VIE	13,538	Derivative assets-VIE	3	Derivative liabilities-VIE	(566)
Interest rate swaps - embedded	518	Medium-term notes	4	Medium-term notes	(4)
Interest rate swaps - embedded-VIE	67	Other assets-VIE	-	Other liabilities-VIE	-
Currency swaps	70	Derivative assets	-	Derivative liabilities	(9)
Currency swaps-VIE	133	Derivative assets-VIE	-	Derivative liabilities-VIE	(12)
All other	4,417	Derivative assets	-	Derivative liabilities	(50)
All other-VIE	573	Derivative assets-VIE	8	Derivative liabilities-VIE	-
All other - embedded	239	Other investments	-	Other investments	(9)

Total non-designated	$133,003		$559		$(7,846)

Total derivatives	$133,342		$563		$(7,881)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

As of December 31, 2010, the total fair value of the Company’s derivative assets, before counterparty netting, was $769 million and the total fair value of the Company’s derivative liabilities, before counterparty netting was $6.8 billion. The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of December 31, 2010:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$394	Derivative assets	$16	Derivative liabilities	$(41)
Currency swaps	20	Derivative assets	-	Derivative liabilities	(2)

Total designated	$414		$16		$(43)

Not designated as hedging instruments:
Insured credit default swaps	$99,331	Derivative assets	$-	Derivative liabilities	$(4,325)
Insured swaps	10,537	Derivative assets	-	Derivative liabilities	(11)
Non-insured credit default swaps	35	Derivative assets	3	Derivative liabilities	-
Non-insured credit default swaps-VIE	3,973	Derivative assets-VIE	687	Derivative liabilities-VIE	(1,455)
Interest rate swaps	3,480	Derivative assets	46	Derivative liabilities	(255)
Interest rate swaps-VIE	14,054	Derivative assets-VIE	2	Derivative liabilities-VIE	(634)
Interest rate swaps - embedded	493	Medium-term notes	5	Medium-term notes	(7)
Interest rate swaps - embedded-VIE	100	Other assets-VIE	-	Other liabilities-VIE	(1)
Currency swaps	47	Derivative assets	-	Derivative liabilities	(4)
Currency swaps-VIE	137	Derivative assets-VIE	-	Derivative liabilities-VIE	(14)
All other	4,644	Derivative assets	-	Derivative liabilities	(40)
All other-VIE	592	Derivative assets-VIE	10	Derivative liabilities-VIE	-
All other - embedded	219	Other investments	-	Other investments	(9)

Total non-designated	$137,642		$753		$(6,755)

Total derivatives	$138,056		$769		$(6,798)

(1) - In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the three months ended March 31, 2011:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(6)	$6	$-
Interest rate swaps	Interest income (expense)	-	-	(2)

Total		$(6)	$6	$(2)

	000000000000000000000	000000000000000000000
In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(1,312)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(354)
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(50)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	3
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	69
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(5)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	2
All other	Unrealized gains (losses) on insured derivatives	(11)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)

Total		$(1,662)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the three months ended March 31, 2010:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(42)	$42	$-
Interest rate swaps	Interest income (expense)	-	-	1
Currency swaps	Interest income (expense)	-	-	(1)

Total		$(42)	$42	$0

	000000000000000000000	000000000000000000000
In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(2,193)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(34)
Insured swaps	Unrealized gains (losses) on insured derivatives	(1)
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	18
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(36)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(32)
Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	7
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	10
All other	Unrealized gains (losses) on insured derivatives	(17)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(12)
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(7)

Total		$(2,298)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of March 31, 2011 and December 31, 2010, the Company did not hold or post cash collateral from derivative counterparties. As of March 31, 2011 and December 31, 2010, the Company had securities with a fair value of $363 million and $452 million, respectively, posted to derivative counterparties.

As of March 31, 2011, the fair value was positive on one Credit Support Annex (“CSA”) which governs collateral posting requirements between MBIA and its derivative counterparties. The aggregate positive fair value for this CSA was $3 million for which the Company did not receive collateral because the Company’s credit rating was below the CSA minimum credit ratings level for holding counterparty collateral. The lowest rating of the counterparty was Aa3 by Moody’s and AA- by S&P.

As of December 31, 2010, the fair value was positive on two CSAs which govern collateral posting requirements between MBIA and its derivative counterparties. The aggregate positive fair value for these two CSAs was $4 million, for which the Company did not receive collateral because the Company’s credit rating was below the CSA minimum credit ratings level for holding counterparty collateral. The lowest rated of the two counterparties was A1 by Moody’s and A+ by S&P.

Note 10: Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
In millions	2011		2010
Pre-tax income (loss)	$(1,556)		$(2,259)
Provision (benefit) for income taxes	$(419)	26.9%	$(779)	34.5%

Embedded in the effective tax rate for the three months ended March 31, 2011 are the tax effects of the Company’s expected operating activities such as scheduled premium earnings, fees, net investment income, and operating expenses. For the three months ended March 31, 2011, the Company’s effective tax rate applied to its pre-tax loss was lower than the U.S. statutory tax rate as a result of interim tax accounting principles, which treat the tax effect of certain items as discrete to the quarter. This is being offset by the benefit of the reversal of a portion of the Company’s valuation allowance, tax-exempt interest income from investments, and income earned in non-U.S. jurisdictions, which is being taxed at less than 35%. The Company’s effective tax rate related to the pre-tax income for the three months ended March 31, 2010 was primarily a result of a net unrealized loss on its derivative portfolio, the tax-exempt interest from investments, and a decrease in the valuation allowance.

For the interim reporting purposes, the Company has calculated its effective tax rate for the full year of 2011 by treating the net unrealized loss on its insured derivative portfolio as a discrete item. As such, this amount is not included when projecting the Company’s full year effective tax rate but rather is accounted for at the federal statutory rate of 35% after applying the projected full year effective tax rate to actual three-month results before the discrete item. Given the Company’s inability to estimate this item for the full year of 2011, the Company believes that it is appropriate to treat net unrealized gains and losses on its derivative portfolio as a discrete item for purposes of calculating the effective tax rate for the year.

During the first quarter of 2011, National paid $114 million to MBIA Inc. pursuant to the Company’s tax sharing agreement. Consistent with the tax sharing agreement, these funds will be placed in an escrow account in the second quarter of 2011 and remain in escrow until the expiration of National’s two-year net operating loss carry-back period under U.S. tax rules. At the expiration of National’s carry-back period, any funds remaining after any reimbursement to National in respect of any net operating loss carry-backs will be available for general corporate purposes, including to satisfy any other obligations under the tax sharing agreement.

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

As of March 31, 2011, the Company reported a net deferred tax asset of $1.3 billion. The $1.3 billion deferred tax asset is net of a $363 million valuation allowance. As of March 31, 2011, the Company had a full valuation allowance against the deferred tax asset related to losses from asset impairments and realized losses from sales of investments as these losses are considered capital losses, have a five year carryforward period, and can only be offset by capital gain income. This valuation allowance reflects a decrease of $13 million from the December 31, 2010 valuation allowance of $376 million. The change in the valuation allowance for the three months ended March 31, 2011 was primarily due to realized gains resulting from asset sales.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Income Taxes (continued)

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

•

As of March 31, 2011, the Company had approximately $178 million of deferred tax assets related to unrealized losses on investments. The Company intends to hold these investments until maturity or until such time as the value recovers. As such, the Company expects that the related deferred tax assets will reverse over the life of the securities.

•

Approximately $1.9 billion of the net deferred tax asset relates to losses on insured credit derivatives of approximately $5.3 billion. The Company believes that such deferred tax asset will more likely than not be realized as the Company expects the unrealized losses and its related deferred tax asset to substantially reverse over time.

•

While the ratings downgrades by the rating agencies have significantly adversely impacted the Company’s ability to write new insurance business, the downgrades did not have a material impact on earnings from the existing insured portfolio, which the Company believes will be sufficient to absorb losses in the event that the cumulative unrealized losses become fully impaired.

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

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of March 31, 2011. The Company continues to assess the adequacy of its valuation allowance as additional evidence becomes available. The Company’s recent financial results have been volatile which has impacted management’s ability to project accurately future taxable income. Continued volatility or losses beyond those projected may cause the Company to conclude that certain of the deferred tax assets within the $1.3 billion as of March 31, 2011 may not be realizable.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Income Taxes (continued)

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

During the quarter, the cumulative ownership shift decreased to approximately 25%. This was due to the expiration of the three-year window with respect to Section 382 testing with respect to the following:

•	The Warburg Pincus acquisition of Company stock in a secondary offering on January 30, 2008.

•	The equity issuance which took place on February 13, 2008.

Although the cumulative ownership shift as of March 31, 2011 is significantly less than the 50% threshold, the Company continues to monitor any changes in its ownership for new 5% owners, certain dispositions by 5% owners, future equity issuances and redemptions and repurchases of equity.

Treatment of Undistributed Earnings of Certain Foreign Subsidiaries—“Accounting for Income Taxes—Special Areas”

No U.S. deferred income taxes have been provided on the undistributed earnings of MBIA UK, Euro Asset Acquisitions Limited (“EAAL”), and MBIA Mexico, S.A. de C.V. because of the Company’s practice and intent to permanently reinvest these earnings. The cumulative amounts of such untaxed earnings were $25 million and $103 million as of March 31, 2011 and March 31, 2010.

Accounting for Uncertainty in Income Taxes

It is the Company’s policy to record and disclose interest and penalties related to income taxes as a component of income taxes in the statement of operations. Absent a material change, the Company shall not disclose such items in interim financial statements. As of March 31, 2011, there were no material changes in unrecognized tax benefits (“UTBs”), interest or penalties.

MBIA’s major tax jurisdictions include the U.S. and the United Kingdom (“U.K.”). MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. The IRS is currently examining tax years 2004 through 2009. The Company expects this examination to be concluded before December 31, 2011, subject to review by the Joint Committee on Taxation.

The U.K. tax authorities are currently auditing tax years 2005 through 2008. The Company expects the examinations to be concluded before December 31, 2011. French tax matters have been concluded through 2007.

It is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease within the next 12 months due to the possibility of finalizing adjustments and concluding all significant tax examinations. The range of this possible change to the amount of the uncertain tax benefit cannot be estimated at this time.

As of December 31, 2010, the Company had a capital loss carryforward of $413 million which will expire in 2013. The Company also has an NOL carryforward of $722 million which will expire from 2029-2030 and a minimum tax credit carryforward of $46 million which has an unlimited carryforward period.

Note 11: Business Segments

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Business Segments (continued)

Following is a description of each of the Company’s reportable operating segments:

U.S. Public Finance Insurance

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

Structured Finance and International Insurance

The Company’s structured finance and international insurance segment is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, global structured finance and non-U.S. public finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. are insured by MBIA Corp., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA Corp. issues financial guarantees for municipal bonds, ABS and MBS, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, and bonds backed by other revenue sources such as corporate franchise revenues. Insured ABS include collateral consisting of a variety of consumer loans, corporate loans and bonds, trade and export receivables, aircraft, equipment and real property leases. Insured MBS include collateral consisting of residential and commercial mortgages. In previous years, MBIA Corp. entered into insured CDS on structured pools of corporate obligations, RMBS and CRE-backed securities and loans.

The Company is no longer insuring new credit derivative contracts except for transactions related to the reduction of existing derivative exposure.

Advisory Services

The advisory services segment primarily consists of the operations of Cutwater-ISC, Cutwater Asset Management Corp. (“Cutwater-AMC”), and Cutwater Asset Management UK Limited (“Cutwater–UK”). Cutwater-ISC and Cutwater-AMC provide fee-based asset management services to non-affiliated institutional clients and to MBIA Inc. and its other subsidiaries, as well as portfolio accounting and reporting services. Cutwater-ISC and Cutwater-AMC are Securities and Exchange Commission (“SEC”)-registered investment advisers. Cutwater-AMC is also a Financial Industry Regulatory Authority member firm. Cutwater-UK provides fee-based asset management services to the Company’s foreign insurance affiliates and EAAL, and to third-party institutional clients and investment structures. Cutwater-UK is registered with the Financial Services Authority in the U.K.

Wind-down Operations

The Company’s wind-down operations consists of the asset/liability products and conduit segments.

The asset/liability products segment, principally consists of the activities of MBIA Investment Management Corp. (“IMC”), MBIA Global Funding, LLC (“GFL”) and EAAL. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It has also provided customized products for funds that are invested as part of asset-backed or structured product transactions. GFL raises funds through the issuance of MTNs with varying maturities, which are, in turn, guaranteed by MBIA Corp. GFL lends the proceeds of these medium-term note issuances to MBIA Inc. (“GFL Loans”). MBIA Inc. invests the proceeds of investment agreements and GFL Loans in eligible investments, which consisted of investment grade securities at the time of purchase with a minimum average double-A credit quality rating. MBIA Inc. primarily purchases domestic securities, which are pledged to MBIA Corp. as security for its guarantees on investment agreements and MTNs. Additionally, MBIA Inc. loans a portion of the proceeds from investment agreements and MTNs to EAAL. EAAL primarily purchases foreign assets as permitted under the Company’s investment guidelines.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Business Segments (continued)

Corporate

The Company’s corporate segment is a reportable segment and includes revenues and expenses that arise from general corporate activities, such as net investment income, net gains and losses, interest expense on MBIA Inc. debt and general corporate expenses.

Segment Results

The following tables summarize the Company’s operations for the three months ended March 31, 2011 and 2010:

	00000000	00000000	00000000	00000000	00000000	00000000		00000000
	Three Months Ended March 31, 2011
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$131	$102	$6	$1	$25	$-		$265
Realized gains and other settlements on insured derivatives	0	(354)	-	-	-	-		(354)
Unrealized gains (losses) on insured derivatives	0	(1,323)	-	-	-	-		(1,323)
Net gains (losses) on financial instruments at fair value and foreign exchange	4	33	0	23	(84)	-		(24)
Net investment losses related to other-than-temporary impairments	-	(2)	-	-	(11)	-		(13)
Net gains (losses) on extinguishment of debt	-	-	-	0	24	2		26
Other net realized gains (losses)	-	1	-	-	4	-		5
Revenues of consolidated VIEs	-	3	-	-	15	-		18
Inter-segment revenues(2)	17	11	9	22	(4)	(55)		-

Total revenues	152	(1,529)	15	46	(31)	(53)		(1,400)
Loss and loss adjustment expense	3	(39)	-	-	-	-		(36)
Operating expenses	12	42	15	22	1	-		92
Interest expense	-	33	-	15	27	-		75
Expenses of consolidated VIEs	-	20	-	-	5	-		25
Inter-segment expenses(2)	26	29	1	4	9	(69)		-

Total expenses	41	85	16	41	42	(69)		156

Income (loss) before income taxes	$111	$(1,614)	$(1)	$5	$(73)	$16		$(1,556)

Identifiable assets	$8,232	$24,109	$54	$624	$6,161	$(7,007)	(3)	$32,173

(1)-	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2)-	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3)-	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Business Segments (continued)

	00000000	00000000	00000000	00000000	00000000	00000000		00000000
	Three Months Ended March 31, 2010
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$164	$198	$6	$1	$32	$-		$401
Realized gains and other settlements on insured derivatives	0	(34)	-	-	-	-		(34)
Unrealized gains (losses) on insured derivatives	0	(2,211)	-	-	-	-		(2,211)
Net gains (losses) on financial instruments at fair value and foreign exchange	2	2	1	(26)	(25)	-		(46)
Net investment losses related to other-than-temporary impairments	-	(3)	-	-	(27)	-		(30)
Net gains (losses) on extinguishment of debt	-	-	-	-	0	-		0
Other net realized gains (losses)	0	0	-	-	0	-		0
Revenues of consolidated VIEs	-	49	-	-	15	-		64
Inter-segment revenues(2)	27	25	10	27	(5)	(84)		-

Total revenues	193	(1,974)	17	2	(10)	(84)		(1,856)
Loss and loss adjustment expense	25	189	-	-	-	-		214
Operating expenses	8	39	12	25	2	-		86
Interest expense	-	34	-	17	33	-		84
Expenses of consolidated VIEs	-	16	-	-	3	.-		19
Inter-segment expenses(2)	28	36	2	2	18	(86)		-

Total expenses	61	314	14	44	56	(86)		403

Income (loss) before income taxes	$132	$(2,288)	$3	$(42)	$(66)	$2		$(2,259)

Identifiable assets	$8,195	$25,358	$85	$1,326	$7,795	$(8,226)	(3)	$34,533

(1)-	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.
(2)-	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3)-	Consists of intercompany reinsurance balances, repurchase agreements and loans.

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
In millions	2011	2010
Total premiums earned:
United States	$122	$142
United Kingdom	7	12
Europe (excluding United Kingdom)	12	5
Internationally diversified	9	10
Central and South America	9	10
Asia	7	4
Other	3	3

Total	$169	$186

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Business Segments (continued)

The following tables summarize the segments within the wind-down operations for the three months ended March 31, 2011 and 2010:

	00000000	00000000	00000000	00000000
	Three Months Ended March 31, 2011
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$24	$1	$-	$25
Net gains (losses) on financial instruments at fair value and foreign exchange	(84)	-	-	(84)
Net investment losses related to other-than-temporary impairments	(11)	-	-	(11)
Net gains (losses) on extinguishment of debt	24	-	-	24
Other net realized gains (losses)	4	-	-	4
Revenues of consolidated VIEs	10	5	-	15
Inter-segment revenues(2)	(3)	(1)	-	(4)

Total revenues	(36)	5	-	(31)
Operating expenses	1	0	-	1
Interest expense	27	0	-	27
Expenses of consolidated VIEs	-	5	-	5
Inter-segment expenses(2)	8	1	-	9

Total expenses	36	6	-	42

Income (loss) before income taxes	$(72)	$(1)	$-	$(73)

Identifiable assets	$4,897	$1,565	$(301)	$6,161

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Business Segments (continued)

	00000000	00000000	00000000	00000000
	Three Months Ended March 31, 2010
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$31	$1	$-	$32
Net gains (losses) on financial instruments at fair value and foreign exchange	(25)	-	-	(25)
Net investment losses related to other-than-temporary impairments	(27)	-	-	(27)
Net gains (losses) on extinguishment of debt	0	-	-	0
Other net realized gains (losses)	0	-	-	0
Revenues of consolidated VIEs	12	3	-	15
Inter-segment revenues(2)	(3)	(1)	(1)	(5)

Total revenues	(12)	3	(1)	(10)
Operating expenses	1	1	-	2
Interest expense	33	-	-	33
Expenses of consolidated VIEs	-	3	-	3
Inter-segment expenses(2)	18	1	(1)	18

Total expenses	52	5	(1)	56

Income (loss) before income taxes	$(64)	$(2)	$-	$(66)

Identifiable assets	$6,113	$1,931	$(249)	$7,795

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

Note 12: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended March 31, 2011 and 2010, there were 3,827,614 and 6,738,060, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	000000000000	000000000000
	Three Months Ended March 31,
$ in millions except share and per share amounts	2011	2010
Net income (loss)	$(1,137)	$(1,480)
Net income (loss) available to common shareholders	$(1,137)	$(1,480)
Basic weighted average shares(1)	199,972,759	204,938,455
Effect of common stock equivalents:
Stock options	-	-

Diluted weighted average shares	199,972,759	204,938,455

Basic EPS:
Net income (loss)	$(5.68)	$(7.22)

Diluted EPS:
Net income (loss)	$(5.68)	$(7.22)

(1)-	Includes 5,228,926 and 5,418,849 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the three months ended March 31, 2011 and 2010, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Commitments and Contingencies

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

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re MBIA Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the U.S. District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff, the Teachers’ Retirement System of Oklahoma, seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Exchange Act. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. On April 30, 2010, plaintiffs filed their Second Consolidated Amended Class Action Complaint. The motion to dismiss the Second Consolidated Amended Class Action Complaint filed on behalf of Messrs. Chaplin and Dunton was fully briefed as of October 29, 2010.

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant, entitled Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515, (the “Detroit Complaint”), was filed in the U.S. District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Consolidated Class Action, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The Detroit Complaint purports to relate to a so-called “Relevant Time Period” from February 9, 2006, through the time of filing of the complaint. On December 14, 2010, Judge Karas dismissed the complaint without prejudice. On December 23, 2010, a new demand making similar claims was made on the Company’s Board of Directors. The new demand was rejected by the Company’s Special Litigation Committee on March 4, 2011.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Commitments and Contingencies (continued)

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

The claims as they now stand allege participation by all defendants in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and not-for-profit issuers and thus created market demand for bond insurance. Plaintiffs also allege that the individual bond insurers participated in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and each failed adequately to disclose the impact of those transactions on their financial condition. In addition to the statutory antitrust claim, plaintiffs assert common law theories in breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, negligence, and unjust enrichment. The non-municipal plaintiffs also allege a California unfair competition cause of action. Defendants’ demurrers were filed on September 17, 2010 and plaintiffs’ opposition to demurrers were filed on October 22, 2010. On November 30, 2010, prior to the hearing on the demurrers, the credit rating agency defendants removed the seven actions in which they were named to the U.S. District Court for the Northern District of California. On December 8, 2010, defendant Ambac Assurance Corp. removed the remaining actions. On January 31, 2011, the district court granted plaintiffs’ motion to remand the cases back to San Francisco Superior Court. A hearing on demurrers and a case management conference is scheduled for July 6, 2011.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Commitments and Contingencies (continued)

On April 5, 2010, Tri-City Healthcare District, a California public healthcare legislative district, filed a complaint in the Superior Court of California, County of San Francisco, against MBIA Inc., MBIA Corp., National, certain MBIA employees (collectively for this paragraph, “MBIA”), as well as various financial institutions and law firms. Tri-City subsequently filed three amended complaints. The Third Amendment Complaint, filed on January 26, 2011, purports to state 10 causes of against MBIA for, among other things, fraud, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and violation of the California False Claims Act arising from Tri-City Healthcare District’s investment in auction rate securities. On October 22, 2010, MBIA filed its demurrer to the Second Amended Complaint. At the January 6, 2011 demurrer hearing, the Court dismissed portions of the complaint with leave to amend. On February 17, 2011, MBIA filed its demurrer to the Third Amended Complaint. On March 24, 2011, the court sustained MBIA demurrers with respect to seven causes of action, most with leave to amend under certain circumstances, and one with prejudice. Certain MBIA employees named as individual defendants will be dismissed from the case.

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

Recovery Litigation

On September 30, 2008, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleged that Countrywide fraudulently induced MBIA to provide financial guarantee insurance on securitizations of HELOCs and closed-end second-liens by misrepresenting the true risk profile of the underlying collateral and Countrywide’s adherence to its strict underwriting standards and guidelines. The complaint also alleged that Countrywide breached its representations and warranties and its contractual obligations, including its obligation to cure or repurchase ineligible loans as well as its obligation to service the loans in accordance with industry standards. In an order dated July 8, 2009, the New York State Supreme Court denied Countrywide’s motion to dismiss in part, allowing the fraud cause of action to proceed against all three Countrywide defendants and the contract causes of action to proceed against Countrywide Home Loans, Inc. On August 24, 2009, MBIA Corp. filed an amended complaint, adding Bank of America and Countrywide Home Loans Servicing LP as defendants and identifying an additional five securitizations. On April 29, 2010, the court denied defendants’ motion to dismiss Bank of America and allowed MBIA Corp.’s claims for successor and vicarious liability to proceed against Bank of America, as well as upholding MBIA Corp.’s fraud claim. On May 28, 2010, defendants filed their notice of appeal with respect to the denial of the dismissal of MBIA Corp.’s claims for fraud and breach of the implied covenant of good faith and fair dealing. On June 11, 2010, MBIA Corp. filed its cross notice of appeal with respect to the dismissal of its claims of negligent misrepresentation and the limitation of its claim for breach of implied covenant of good faith and fair dealing. Argument on the appeals was heard by the New York Supreme Court, Appellate Division, First Department on March 8, 2011 and a decision is pending. On December 22, 2010, the court granted MBIA Corp.’s motion in limine allowing it to offer evidence relating to statistically valid random samples of loans from each of the Countrywide securitizations in support of its contract and fraud cases of action for purposes of determining liability and damages. At a hearing on April 28, 2011, the court indicated that fact and expert discovery will close on November 18, 2011.

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

Note 13: Commitments and Contingencies (continued)

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

On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc (“Credit Suisse”). The complaint seeks damages for fraud and breach of contractual obligations in connection with the procurement of financial guarantee insurance on the Home Equity Mortgage Trust Series 2007-2 securitization. The complaint alleges, among other claims, that Credit Suisse falsely represented (i) the attributes of the securitized loans; (ii) that the loans complied with the governing underwriting guidelines; and (iii) that Credit Suisse had conducted extensive due diligence on the securitized loans to ensure compliance with the underwriting guidelines. The complaint further alleges that the defendants breached their contractual obligations to cure or repurchase loans found to be in breach of the representations and warranties applicable thereto and denied MBIA the requisite access to all records and documents regarding the securitized loans. On August 9, 2010, the court denied Credit Suisse’s motion to dismiss in part. On January 27, 2011, the court issued a ruling allowing MBIA Corp. a jury trial on its fraudulent inducement cause of action. On January 27, 2011, the court issued a ruling allowing MBIA Corp. a jury trial on its fraudulent inducement cause of action, which Credit Suisse is appealing. Briefing on the appeal of the foregoing jury trial issue was completed on April 29, 2011. On April 7, 2011, in light of its ruling in Ambac v. DLJ Mortgage; Index No. 600070/2011, Sup. Ct. (N.Y. County) dismissing Ambac’s fraud claim, the court indicated it is reconsidering its August 9, 2010 decision denying dismissal of MBIA Corp.’s fraudulent inducement cause of action.

On December 6, 2010, MBIA. Corp. commenced an action in New York State Supreme Court, Westchester County, against Morgan Stanley, Morgan Stanley Capital Holdings LLC and Saxon Mortgage Services Inc. (collectively, “Morgan Stanley”). The complaint alleges fraud and breach of contract on the part of Morgan Stanley in connection with MBIA Corp.’s issuance of financial guarantee insurance on the MSM 2007-9SL Alt-A second-lien RMBS transaction, as well as breach of Saxon Mortgage Inc.’s servicing obligations. On February 1, 2011, Morgan Stanley filed its motion to dismiss. Argument on the motion to dismiss was heard on April 22, 2011 and a decision is pending.

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

On April 30, 2009, MBIA Corp. and LaCrosse commenced an action in the New York State Supreme Court, New York County, against Merrill Lynch, Pierce, Fenner and Smith, Inc. and Merrill Lynch International. The complaint (amended on May 15, 2009) seeks damages in an as yet indeterminate amount believed to be in excess of several hundred million dollars arising from alleged misrepresentations and breaches of contract in connection with eleven CDS contracts pursuant to which MBIA wrote protection in favor of Merrill Lynch and other parties on a total of $5.7 billion in CDOs arranged and marketed by Merrill Lynch. The complaint also seeks rescission of the CDS contracts. On April 9, 2010, the court denied in part and granted in part Merrill Lynch’s motion to dismiss. On April 13, 2010, MBIA Corp. filed a notice of appeal with respect to the dismissal of its claims for fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing. Merrill Lynch filed its cross notice of appeal regarding the breach of contract claim that survived the motion to dismiss. On February 1, 2011, the New York Supreme Court, Appellate Division, First Department affirmed the lower court’s dismissal and reversed the lower court’s ruling relating to MBIA Corp.’s breach of contract claim. MBIA Corp. intends to seek leave to appeal the Appellate Division’s ruling to the New York State Court of Appeals. MBIA Corp. will also shortly file a request to file a second amended complaint.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Commitments and Contingencies (continued)

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

On September 22, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against IndyMac ABS, Inc., Home Equity Mortgage Loan Asset-Backed Trust, Series 2006-H4, Home Equity Mortgage Loans Asset-Backed Trust, Series INDS 2007-I, Home Equity Mortgage Loan Asset-Backed Trust, Series INDS 2007-2, Credit Suisse Securities (USA), L.L.C., UBS Securities, LLC, JPMorgan Chase & Co., Michael Perry, Scott Keys, Jill Jacobson, and Kevin Callan. The Complaint alleges that IndyMac Bank made numerous misrepresentations and omissions of material fact in connection with its sale of certain RMBS, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA Corp. commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA Corp. as the insurer of the income streams on these securities. On October 19, 2009, MBIA Corp. dismissed IndyMac ABS, Inc. from the action without prejudice. On October 23, 2009, defendants removed the case to the U.S. District Court for the Central District of California. On November 30, 2009, the IndyMac trusts were consensually dismissed from the litigation. On December 23, 2009, federal District Court Judge S. James Otero of the Central District of California granted MBIA Corp.’s motion to remand the case to Los Angeles Superior Court. On March 25, 2010, the case was reassigned to Judge Carl West. On June 4, 2010, defendants filed their Answers and Motion for Judgment on the Pleadings. MBIA Corp.’s opposition was filed on June 23, 2010. On August 3, 2010, the court denied defendants Motion for Judgment on the Pleadings in its entirety. Phased discovery has begun.

On December 9, 2009, MBIA Corp. and LaCrosse commenced an action in U.S. District Court for the Southern District of New York against Cooperatieve Centrale Raiffeisen Boerenleenbank B.A. (“Rabobank”), The Bank of New York Mellon Trust Company, N.A., as Trustee (“Bank of New York Mellon”), and Paragon CDO Ltd. MBIA, as controlling class under the relevant Indenture, commenced the action seeking declaratory relief and damages for breach of contract and negligence relating to the improper sale of certain reference obligations in the Paragon CDO portfolio pool. On January 15, 2010, Rabobank and Bank of New York Mellon filed their answers. On February 16, 2010, Paragon CDO Ltd. was dismissed from the case with prejudice. On April 16, 2010, Rabobank and Bank of New York Mellon filed respective pleadings opposing MBIA Corp.’s motion for summary judgment and in support of their own cross-motions for summary judgment. On March 25, 2011, the court denied summary judgment to defendants on plaintiffs’ claim for breach of contract that it failed to provide proper notice of the sale of the reference obligations at issue, denied plaintiffs’ motion for summary judgment and granted summary judgment to defendants on plaintiffs’ remaining claims. Discovery will now commence on plaintiffs’ surviving claim.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Commitments and Contingencies (continued)

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

On April 6, 2009, a complaint was filed in the Court of Chancery for the State of Delaware entitled Third Avenue Trust and Third Avenue Variable Series Trust v. MBIA Insurance Corp. and MBIA Insurance Corp. of Illinois, CA 4486-UCL. Plaintiffs allege that they are holders of approximately $400 million of surplus notes issued by MBIA Corp. (for purposes of this section, the “Notes”) in January 2008. The complaint alleges (Count I) that certain of the Transactions breached the terms of the Notes and the Fiscal Agency Agreement dated January 16, 2008 pursuant to which the Notes were issued. The complaint also alleges that certain transfers under the Transactions were fraudulent in that they allegedly left MBIA Corp. with “unreasonably small capital” (Count II), “insolvent” (Count III), and were made with an “actual intent to defraud” (Count IV). The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions (b) declaring that the Transactions constituted a fraudulent conveyance, and (c) damages in an unspecified amount. On October 28, 2009, Vice Chancellor Strine entered an order dismissing the case without prejudice. On December 21, 2009, plaintiffs re-commenced the action in New York State Supreme Court. On February 10, 2011, the New York County Commercial Division announced that Hon. O. Peter Sherwood has been assigned to the case to replace Justice Yates, who has resigned. On March 15, 2011, Justice Sherwood recused himself and the case is now assigned to Justice Barbara Kapnick.

On May 13, 2009, a complaint was filed in the New York State Supreme Court against the Company and its subsidiaries, MBIA Corp. and National, entitled ABN AMRO Bank N.V. et al. v. MBIA Inc. et al. The plaintiffs, a group of domestic and international financial institutions, purport to be acting as holders of insurance policies issued by MBIA Corp. directly or indirectly guaranteeing the repayment of structured finance products. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the NYSID, constituted fraudulent conveyances and a breach of the implied covenant of good faith and fair dealing under New York law. The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions, (b) declaring that the Transactions constituted a fraudulent conveyance, (c) declaring that MBIA Inc. and National are jointly and severally liable for the insurance policies issued by MBIA Corp., and (d) ordering damages in an unspecified amount. On February 17, 2010, the court denied defendants’ motion to dismiss. On January 11, 2011, the Appellate Division of the New York State Supreme Court reversed the lower court’s ruling and dismissed the complaint. On January 20, 2011, plaintiffs appealed to the New York State Court of Appeals and argument has been scheduled for May 31, 2011. On February 10, 2011, the New York County Commercial Division announced that Hon. O. Peter Sherwood has been assigned to the case to replace Justice Yates, who has resigned. On March 15, 2011, Justice Sherwood recused himself and the case is now assigned to Justice Barbara Kapnick. Seven of the original nineteen plaintiffs have dismissed their claims, several of which dismissals were related to the commutation of certain of their MBIA-insured exposures.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Commitments and Contingencies (continued)

On June 15, 2009, the same group of domestic and international financial institutions who filed the above described plenary action in New York State Supreme Court filed a proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled ABN AMRO Bank N.V. et al. v. Eric Dinallo, in his capacity as Superintendent of the NYSID, the NYSID, MBIA Inc. et al. In its motions to dismiss the three above-referenced plenary actions, the Company argued that an Article 78 proceeding is the exclusive forum in which a plaintiff may raise any challenge to the Transformation approved by the Superintendent of the NYSID. The petition seeks a judgment (a) declaring void and to annul the approval letter of the Superintendent of the NYSID, (b) to recover dividends paid in connection with the Transactions, and (c) declaring that the approval letter does not extinguish plaintiffs’ direct claims against MBIA Inc. and its subsidiaries in the plenary action described above. MBIA and the NYSID filed their answering papers to the Article 78 Petition on November 24, 2009 and argued that based on the record and facts, approval of Transformation and its constituent transactions was neither arbitrary nor capricious nor in violation of New York Insurance Law. As described above, seven of the original nineteen plaintiffs have dismissed their claims. Submission of all papers relating to the original petition is scheduled to be completed by October 31, 2011. On February 10, 2011, the New York County Commercial Division announced that Hon. O. Peter Sherwood has been assigned to the case to replace Justice Yates, who has resigned. On March 15, 2011, Justice Sherwood recused himself and the case is now assigned to Justice Barbara Kapnick.

On October 22, 2010, a similar group of domestic and international financial institutions who filed the above described Article 78 proceeding and related plenary action in New York State Supreme Court filed an additional proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled Barclays Bank PLC et. al. v. James Wrynn in his capacity as Superintendent of the NYSID, the NYSID, MBIA Inc. et al. This petition challenges the NYSID’s June 22, 2010 approval of National’s restatement of earned surplus. On February 10, 2011, the New York County Commercial Division announced that Hon. O. Peter Sherwood has been assigned to the case to replace Justice Yates, who has resigned. On March 15, 2011, Justice Sherwood recused himself and the case is now assigned to Justice Barbara Kapnick. The proceeding is currently stayed.

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

Note 14: Subsequent Events

Refer to “Note 13: Commitments and Contingencies” for information about legal proceedings that commenced after March 31, 2011.

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

•

our ability to fully implement our strategic plan, including our ability to achieve high stable ratings for National Public Finance Guarantee Corporation and subsidiary (“National”) or any of our other insurance companies;

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

The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010. In addition, refer to “Note 1: Businesses, Developments, Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a discussion of certain risks and uncertainties related to our financial statements.

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

EXECUTIVE OVERVIEW (continued)

Economic and Financial Market Trends and MBIA’s Business Outlook

We believe the three months ended March 31, 2011 continued to suggest restrained economic recovery and sluggish growth within the U.S. employment, housing and financial sectors. MBIA’s business outlook should be viewed against this backdrop since these are some of the key economic conditions which, together with the ineligibility of mortgage loans supporting our insured RMBS transactions and the volatility of unrealized gains and losses on our insured derivatives, significantly impact our financial results. Since the fourth quarter of 2007, losses in our structured finance insurance business, particularly in the RMBS and CMBS sectors, have placed considerable stress on our financial results and our capacity to generate new business. RMBS losses were primarily driven by high levels of mortgage loans that did not meet eligibility criteria and were improperly serviced and included in MBIA Corp.-insured RMBS transactions.

During the three months ended March 31, 2011, we continued to identify ineligible loans that we believe the sellers/servicers have contractual obligations to cure, repurchase or replace, and we have recorded recoveries in connection with these contractual “put-back” rights based on our assessment of a distribution of possible outcomes. The estimated amount, likelihood and timing of potential recoveries are expected to be revised and supplemented based on facts and circumstances as they emerge, including developments in pending litigation proceedings in which we are seeking to enforce these put-back rights, analysis of the capacity of sellers/servicers or other responsible parties to pay our claims and other factors that could influence the amount, likelihood and timing of the recoveries. As of March 31, 2011, we recorded a total of $2.7 billion in expected recoveries related to our put-back claims of ineligible mortgage loans, including expected recoveries recorded in consolidated variable interest entities (“VIEs”). Our cumulative incurred loss related to these ineligible mortgage loans was $4.6 billion as of March 31, 2011. We believe that, based on the strength of our contract claims and the level of ineligible mortgage loans in our insured transactions, we are entitled to collect the full amount of our incurred loss related to these ineligible mortgage loans. However, the amount we actually collect could be less than our cumulative incurred loss due to a variety of factors including the risks inherent in litigation and the risk that the sellers/servicers will not be able to honor any claims or judgments that we have against them. A more detailed discussion of potential recoveries is presented within “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements.

The reference herein to “ineligible” mortgage loans refers to those mortgage loans that the Company believes failed to comply with the representations and warranties made by the sellers/servicers of the securitizations to which those mortgage loans were sold with respect to such mortgage loans, including failure to comply with the related underwriting criteria, based on the Company’s assessment, which included information provided by third-party review firms, of such mortgage loans’ compliance with such representations and warranties. The Company’s assessment of the ineligibility of individual mortgage loans has been challenged/disputed by the sellers/servicers of the securitizations in litigation and there is no assurance that the Company’s determinations will prevail.

We recorded additional losses related to insured CMBS exposure in the three months ended March 31, 2011. While average debt service coverages on our portfolio have increased over the last year, debt coverage ratios on some loans have deteriorated. In addition, since CMBS foreclosures and liquidations have only recently begun to take place in this economic cycle, ultimate loss rates remain uncertain. However, we have also seen a deceleration in the pace of increases in the delinquency rate over the past several months and we have seen numerous loan modifications and extensions granted by the special servicers for these loans. The special servicers are responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process with the objective of maximizing proceeds for all bondholders by avoiding or minimizing loan level losses.

In the first quarter of 2011, MBIA Corp. reached an agreement for the commutation of $3.3 billion of gross insured exposure comprising structured CMBS pools and an investment grade corporate CDO. The total amount the Company paid to commute these transactions was within its aggregate statutory loss reserve for such transactions. In consideration for the commutation of insured transactions, including the transactions described above, the Company has made and may in the future make payments to the counterparties the amounts of which, if any, may be less than or greater than any statutory loss reserves established for the respective transactions.

Our financial results have been extremely volatile since the fourth quarter of 2007 as a result of unrealized gains and losses on our insured credit derivatives, which we do not believe reflect the underlying economics of our business. We fully expect that both economic performance and reported financial results may remain volatile and uncertain for the remainder of 2011 as a result of actual and perceived future performance of our insured credit derivatives.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Our ability to overcome these economic stresses will depend, in part, on the strength of our balance sheet. Our financial guarantee insurance business model has been significantly impacted by adverse credit rating actions by Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). Additionally, the pending litigation challenging the establishment of National has constrained our ability to generate new U.S. public finance financial guarantee insurance business. We do not expect to write significant new financial guarantee insurance business prior to an upgrade of our insurance financial strength ratings. We expect that once the pending litigation is resolved, we will be able to obtain the highest possible credit ratings for National and the market acceptance necessary to meet our objectives. Our ability to achieve these ratings is subject to rating agency criteria in effect at that time, including qualitative and quantitative factors, and the timing of any such upgrade is uncertain. There is no assurance that we will prevail in the pending litigation or be able to achieve such ratings. Failure by the Company to favorably resolve this litigation could have a material adverse effect on its future business, results of operations, financial condition or cash flows.

In January 2011, S&P proposed, and requested comment on, changes to its rating methodology for financial guarantee insurers. If implemented in their current form, the proposed changes would substantially increase the amount of capital required to achieve S&P’s highest ratings and would incorporate additional qualitative considerations into the ratings process. As a result, our insurance subsidiaries could be downgraded in the near term, could be unable to achieve S&P’s highest ratings in the future, could choose not to take the steps necessary to obtain the highest S&P ratings, or could choose to stop carrying the S&P ratings. The absence of S&P’s highest ratings could adversely impact our ability to write new financial guarantee insurance business and the premiums we can charge, and could diminish the acceptance of our financial guarantee insurance products. We have joined other market participants in providing comments to S&P stating our concerns with certain of their proposed revisions.

Refer to “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a detailed discussion on the lawsuits filed against the Company.

Financial Highlights

For the three months ended March 31, 2011, we recorded a consolidated net loss of $1.1 billion or $5.68 per share compared with a consolidated net loss of $1.5 billion or $7.22 per share for the same period of 2010.

We also use adjusted pre-tax income (loss), a non-GAAP measure, to supplement our analysis of our periodic results. We consider adjusted pre-tax income (loss) a measure of fundamental periodic financial performance, which we believe is useful for an understanding of our results. Adjusted pre-tax income (loss) adjusts GAAP pre-tax income (loss) to remove the effects of consolidating insured VIEs and gains and losses related to insured credit derivatives, which we believe will reverse over time, as well as to add in changes in the present value of insurance claims we expect to pay on insured credit derivatives based on our ongoing insurance loss monitoring. Adjusted pre-tax income (loss) is not a substitute for and should not be viewed in isolation from GAAP pre-tax income (loss), and our definition of adjusted pre-tax income (loss) may differ from that used by other companies. Refer to the following “Results of Operations” section for a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss).

For the three months ended March 31, 2011, consolidated adjusted pre-tax income was $25 million compared with a loss of $90 million for the same period of 2010. The favorable change in adjusted pre-tax income for the three months ended March 31, 2011 resulted principally from a reduction in insurance losses, partially offset by a reduction in fee revenue.

During the three months ended March 31, 2011, our business segments continued to maintain adequate liquidity to meet their payment obligations. Within our insurance segments, National and MBIA Corp. had $540 million and $891 million, respectively, of cash and short-term investments as of March 31, 2011. MBIA Corp.’s total liquidity position, including securities with quoted prices in active markets, was $927 million as of March 31, 2011. Our corporate segment and our wind-down operations had $407 million and $664 million, respectively, of cash and short-term investments as of March 31, 2011.

Our consolidated book value (total shareholders’ equity) was $1.8 billion as of March 31, 2011, decreasing from $2.8 billion as of December 31, 2010 as a result of our consolidated net loss for the first quarter of 2011. Our consolidated book value per share as of March 31, 2011 was $8.81, decreasing from $14.18 as of December 31, 2010. The decrease in book value per share primarily resulted from unrealized losses related to changes in the fair value of our insured credit derivatives.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

In addition to book value per share, we also analyze adjusted book value (“ABV”) per share, a non-GAAP measure. We consider ABV a measure of fundamental value of the Company and the change in ABV an important measure of financial performance. ABV adjusts GAAP book value to remove the impact of certain items which the Company believes will reverse over time, as well as to add in the impact of certain items which the Company believes will be realized in GAAP book value in future periods. The Company has limited such adjustments to those items that it deems to be important to fundamental value and performance and which the likelihood and amount can be reasonably estimated. ABV assumes no new business activity. We have presented ABV to allow investors and analysts to evaluate the Company using the same measure that MBIA’s management regularly uses to measure financial performance and value. ABV is not a substitute for and should not be viewed in isolation from GAAP book value, and our definition of ABV may differ from that used by other companies. Refer to the following “Results of Operations” section for a further discussion of ABV and a reconciliation of consolidated book value per share to ABV per share.

As of March 31, 2011, ABV per share was $35.57, down 3% from $36.81 as of December 31, 2010. The decrease in ABV per share was primarily driven by the effect of applying our estimated full year tax rate to our first quarter results, an increase in impairments on insured credit derivatives, and foreign currency losses.

A detailed discussion of our financial results is presented within the “Results of Operations” section included herein. Refer to the “Capital Resources—Insurance Statutory Capital” section for a discussion of National’s and MBIA Corp.’s capital position under statutory accounting principles (“U.S. STAT”).

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

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by loss reserve committees in each of our operating insurance companies (National, MBIA Insurance Corporation, and MBIA UK Insurance Limited (“MBIA UK”)) and reviewed by our executive Loss Reserve Committee, which consists of members of senior management. Loss and LAE reserves include case basis reserves and accruals for LAE incurred with respect to non-derivative financial guarantees. Case basis reserves represent our estimate of expected losses to be paid under insurance contracts, net of potential recoveries, on insured obligations that have defaulted or are expected to default. These reserves require the use of judgment and estimates with respect to the occurrence, timing and amount of paid losses and recoveries on insured obligations. Given that the reserves are based on such estimates and assumptions, there can be no assurance that the actual ultimate losses will not exceed such estimates resulting in the Company recognizing additional loss and LAE in earnings.

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

As of March 31, 2011 and over the last several years, the majority of our case basis reserves and insurance loss recoveries were related to insured RMBS transactions. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a comprehensive discussion of our RMBS loss reserves and recoveries, including critical accounting estimates used in the determination of these amounts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING ESTIMATES (continued)

Valuation of Financial Instruments

We have categorized our financial instruments measured at fair value into the three-level hierarchy according to accounting guidance for fair value measurements and disclosures based on the significance of pricing inputs to the measurement in its entirety. Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, and fair value measurements of financial instruments where significant inputs are not observable are generally categorized as Level 3. We categorize our financial instruments conservatively using the lowest level category at which we can generate reliable fair values. The determination of reliability requires management to exercise judgment. The degree of judgment used to determine the fair values of financial instruments generally correlates to the degree that pricing is not observable.

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

1. Financial Assets

The Company’s financial assets are primarily debt and equity investments. The majority of these assets are accounted for in accordance with the accounting principles for certain investments in debt and equity securities. This guidance requires all debt instruments and certain equity instruments to be classified in the Company’s consolidated balance sheets according to their purpose and, depending on that classification, to be carried at either amortized cost or fair value. Most valuations of the Company’s financial assets use observable market-based inputs, including dealer quotes when available. However, since mid-2007, illiquidity in the credit markets has significantly reduced the availability of observable market data. Other financial assets that require fair value reporting or disclosures within the Company’s financial statements are valued based on the estimated value of the underlying collateral or the Company’s estimate of discounted cash flows.

Assets with fair values derived from broker quotes or pricing services can be classified within Level 1, 2 or 3 of the fair value hierarchy, depending on the observability of inputs. Typically we receive one broker quote or pricing service value for each instrument, which represents a non-binding indication of value. We review the assumptions, inputs and methodologies used by pricing services to obtain: (i) reasonable assurance that the prices used in our valuations reflect fair value, and (ii) a basis for classification within the three levels of the fair value hierarchy. For example, broker quoted prices are classified as Level 3 if we determine that the inputs used are not market-based and observable. Pricing service data is received monthly and we use a variety of methods to analyze the reasonableness of these third-party valuations, including comparisons to similar quality and maturity assets, internal modeling of implied credit spreads by sector and quality, comparison to published spread estimates, and assessment relative to comparable dealer offerings or any actual transactions from a recent time period. When we believe a third-party quotation differs significantly from our internal value, whether higher or lower, we review our data or assumptions with the provider. The price provider may subsequently provide an updated price. We do not make any internal adjustments to prices provided by a broker or pricing service.

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

CRITICAL ACCOUNTING ESTIMATES (continued)

2. Financial Liabilities

The Company’s financial instruments categorized as liabilities primarily consist of insured derivatives within our insurance operations, derivatives used in our wind-down operations, investment agreements and medium-term notes (“MTNs”) within our wind-down operations, and debt issued for general corporate purposes. Investment agreements, MTNs, and corporate debt are typically recorded at face value adjusted for premiums or discounts. The fair values of these financial instruments are generally not reported within the Company’s financial statements but are disclosed in the accompanying notes. However, financial liabilities which qualify as part of fair value hedging arrangements under the provisions of derivative and hedging are reported in the Company’s consolidated balance sheets at values that reflect changes in the risks being hedged, which offset changes in the values of the hedging instruments. MBIA uses cash flow modeling techniques to estimate the value of its liabilities that qualify as hedged obligations, incorporating current market data. Financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures within the Company’s Notes to Consolidated Financial Statements are valued based on either estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flows, or quoted market values for similar transactions. Refer to the following “3. Derivatives” section for information about these financial liabilities.

3. Derivatives

MBIA has entered into derivative transactions both within its financial guarantee insurance business and in hedging risks associated with its assets and liabilities. Credit default swap (“CDS”) contracts are also used in our wind-down operations to replicate investments in cash assets consistent with the risk tolerance and criteria for this business. We account for derivative transactions in accordance with the accounting principles for derivatives and hedging activities, which require that all such transactions be recorded on the Company’s consolidated balance sheets at fair value. The fair value of derivative instruments is determined as the amount that would be received to sell the derivative when in an asset position (when the Company would be owed money under the derivative in a termination) or transfer the derivative when in a liability position (when the Company would owe money under the derivative in a termination). Changes in the fair value of derivatives, exclusive of insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” on our consolidated statements of operations or in shareholders’ equity within “Accumulated other comprehensive income (loss)” on our consolidated balance sheets depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge.

Our derivative liabilities are primarily insured credit derivatives that reference structured pools of cash securities and CDSs. We generally insured the most senior liabilities of such transactions, and at the inception of transactions our exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies. The collateral backing our insured derivatives was cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, CRE loans and CDO securities.

Our insured credit derivative contracts are non-traded structured credit derivative transactions. Since insured derivatives are highly customized and there is generally no observable market for these derivatives, we estimate their fair values in a hypothetical market based on internal and third-party models simulating what a company similar to us would charge to assume our position in the transaction at the measurement date. This pricing would be based on expected loss of the exposure. We review our valuation model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads or securities prices are observable for similar transactions, those spreads are an integral part of the analysis. For example, new insured transactions that resemble existing (previously insured) transactions would be considered, as would negotiated settlements of existing transactions.

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

Fair Value Hierarchy—Level 3

Accounting principles for fair value measurements and disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Instruments that trade infrequently and, therefore, have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING ESTIMATES (continued)

The following table presents the fair values of assets and liabilities recorded on our consolidated balance sheets that are classified as Level 3 within the fair value hierarchy as of March 31, 2011 and December 31, 2010.

	00000000	00000000
In millions	March 31, 2011	December 31, 2010
Investments
Foreign governments(1)	$19	$11
Corporate obligations(2)	211	246
Mortgage-backed securities:
Residential mortgage-backed agency(1)	-	41
Residential mortgage-backed non-agency(1)	43	48
Commercial mortgage-backed(1)	51	41
Asset-backed securities:
Collateralized debt obligations(2)	123	191
Other asset-backed(2)	323	350
State and municipal bonds:
Taxable bonds(1)	12	14
Tax-exempt bonds(1)	34	36
Derivative assets:
Interest rate derivatives(2)	4	5
Assets of consolidated VIEs:
Corporate obligations(1)	82	80
Mortgage-backed securities:
Residential mortgage-backed non-agency(1)	18	40
Commercial mortgage-backed(1)	29	23
Asset-backed securities:
Collateralized debt obligations(2)	219	245
Other asset-backed(2)	81	83
Loans receivable(2)	2,327	2,183
Loan repurchase commitments(2)	867	835
Derivative assets:
Credit derivatives(2)	514	687

Total Level 3 assets at fair value	$4,957	$5,159

Medium-term notes(2)	$163	$116
Derivative liabilities:
Credit derivatives(2)	5,672	4,350
Liabilities of consolidated VIEs:
VIE notes(2)	4,953	4,673
Credit derivatives(1)	1,332	1,455
Currency derivatives(2)	12	14

Total Level 3 liabilities at fair value	$12,132	$10,608

(1) -  Valued using quoted prices for which the inputs are unobservable.

(2) -  Valued using quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs.

Level 3 assets represented approximately 24% of total assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010. Level 3 liabilities represented approximately 81% and 78% of total liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, respectively. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for additional information about assets and liabilities classified as Level 3.

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

Valuation allowances are established to reduce deferred tax assets to an amount that more likely than not will be realized. Changes in the amount of a valuation allowance are reflected within our provision for income taxes in our consolidated statement of operations. Determining whether to establish a valuation allowance and, if so, the amount of the valuation allowance requires management to exercise judgment and make assumptions regarding whether such tax benefits will be realized in future periods. All evidence, both positive and negative, needs to be identified and considered in making this determination. Future realization of the existing deferred tax asset ultimately depends on management’s estimate of the future profitability and existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carry-forward period available under the tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established. As of March 31, 2011 and December 31, 2010, the Company’s valuation allowance included in its deferred tax asset was $363 million and $376 million, respectively, and primarily related to realized losses on sales of investments being carried forward as capital losses and impairments of certain assets characterized as capital losses.

Refer to “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for additional information about the Company’s deferred income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion on accounting guidance recently adopted by the Company, as well as recent accounting developments relating to guidance not yet adopted by the Company.

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
In millions except for per share amounts	2011	2010
Total revenues (losses)	$(1,400)	$(1,856)
Total expenses	156	403

Pre-tax income (loss)	$(1,556)	$(2,259)
Provision (benefit) for income taxes	(419)	(779)

Net income (loss)	$(1,137)	$(1,480)

Net income (loss) available to common shareholders	$(1,137)	$(1,480)

Net income (loss) per share	$(5.68)	$(7.22)

For the three months ended March 31, 2011, we recorded a consolidated net loss of $1.1 billion or $5.68 per share compared with a consolidated net loss of $1.5 billion or $7.22 per share for the same period of 2010. Weighted average shares outstanding totaled 200 million for the three months ended March 31, 2011, down 2% from the same period of 2010 as a result of repurchases of common stock by the Company. Consolidated revenues (losses) for the three months ended March 31, 2011 reported in the above table include $1.7 billion of net losses on insured derivatives compared with $2.2 billion of net losses in the same period of 2010. The net losses on insured derivatives in 2011 and 2010 principally resulted from changes in the market perception of MBIA Corp.’s credit risk, which resulted in a tightening of the Company’s credit spreads and an improvement in the Company’s recovery rate. Consolidated expenses for the three months ended March 31, 2011 include $36 million of net gains from financial guarantee insurance recoveries compared with $214 million of net insurance losses incurred in the same period of 2010. The insurance recoveries in 2011 were principally related to our RMBS exposure, partially offset by losses incurred on CDO and other mortgage exposure. The net insurance losses in 2010 were principally related to our insured RMBS exposure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Included in our consolidated net income for the three months ended March 31, 2011 were $7 million of losses before income taxes related to consolidated VIEs, after the elimination of intercompany revenues and expenses, compared with income of $45 million for the same period of 2010. The net effect of consolidated VIEs on our financial results will vary over time as VIEs are consolidated or deconsolidated by the Company, and as the values of consolidated VIE assets and liabilities change.

Adjusted Pre-Tax Income (Loss)

The following table presents our consolidated adjusted pre-tax income (loss) (a non-GAAP measure) and provides a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
In millions	2011	2010
Total revenues	$332	$398
Total expenses	307	488

Adjusted pre-tax income (loss)	25	(90)
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	15	(76)
Mark-to-market gain (loss) on insured credit derivatives	(1,384)	(2,236)
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	212	(143)

Pre-tax income (loss)	$(1,556)	$(2,259)

For the three months ended March 31, 2011, consolidated adjusted pre-tax income was $25 million compared with a loss of $90 million for the same period of 2010. Total revenues included in adjusted pre-tax income for the three months ended March 31, 2011 decreased compared with the same period of 2010 primarily as a result of lower fee and premium revenue, partially offset by gains on the extinguishment of debt within our wind-down operations and lower net losses on financial instruments and impairments on investments. Higher fee revenue in the first quarter of 2010 related to a reinsurance commutation. Total expenses included in adjusted pre-tax income for the three months ended March 31, 2011 decreased compared with the same period of 2010 primarily as a result of significantly lower losses and LAE on insurance policies and, to a lesser extent, lower policy acquisition expense and lower interest expense within our wind-down operation. Losses and LAE on insurance policies for the three months ended March 31, 2011 totaled $150 million and were primarily driven by changes in our estimate of expected payments related to insured CDS contracts within our CMBS exposure. Partially offsetting insured CDS losses were $34 million of net recovery gains on aggregate financial guarantee insurance contracts resulting from changes in our estimate of recoveries from ineligible mortgage loans within insured RMBS transactions.

Adjusted Book Value

As of March 31, 2011, ABV per share (a non-GAAP measure) was $35.57, down 3% from $36.81 as of December 31, 2010. The decrease in ABV per share was primarily driven by the effect of applying our estimated full year tax rate to our first quarter results, an increase in impairments on insured credit derivatives, and foreign currency losses. ABV declined despite positive adjusted pre-tax income for the three months ended March 31, 2011 principally due to the effect of income taxes on ABV, the amortization of unearned premium revenue, which was recorded in adjusted pre-tax income in the current period but in ABV when the related insurance policies were written and foreign currency losses recorded directly to shareholders’ equity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

	0000000000	0000000000
In thousands except per share data	As of March 31, 2011	As of December 31, 2010
Total shareholders’ equity of MBIA Inc.	$1,759,090	$2,832,139
Basic common shares outstanding	199,771	199,746
Book value per share	$8.81	$14.18
Additions to book value per share (after-tax):
Net unearned premium revenue(1)(2)	13.23	13.61
Deferred acquisition costs	(1.31)	(1.35)
Present value of insured derivative installment revenue(3)	1.59	1.71
Cumulative impairments on insured credit derivatives(3)	(8.05)	(8.69)
Subtractions from book value per share (after-tax):
Impact of consolidating certain VIEs(4)	(0.69)	(0.50)
Cumulative unrealized loss on insured credit derivatives	(19.08)	(14.58)
Net unrealized losses included in other comprehensive income	(1.53)	(2.27)

Total adjustments per share	26.76	22.63

Adjusted book value per share	$35.57	$36.81

(1) - Consists of financial guarantee premiums and fees.

(2) - The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

(3) - The discount rate on insured derivative installment revenue and impairments was 5.0%.

(4) - Represents the impact on book value per share of consolidated VIEs that are not considered a business enterprise of the Company.

Our “Net unearned premium revenue” adjustment to book value per share consists of unearned premium revenue net of prepaid reinsurance premiums related to financial guarantee insurance contracts, the unamortized portion of installment premiums collected on insured derivative contracts, and the unamortized portion of insurance-related deferred fee revenue. Our “Present value of insured derivative installment revenue” adjustment to book value per share consists of the present value of premiums not yet collected from insured derivative contracts, which are not recorded on our balance sheet in accordance with accounting principles for financial guarantee insurance contracts but which are contractually due to the Company.

U.S. Public Finance Insurance

Our U.S. public finance insurance business is conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate insured obligations upon default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the three months ended March 31, 2011 and 2010:

	0000000000	0000000000	0000000000
In millions	2011	2010	Percent Change 2011 vs. 2010
Net premiums earned	$89	$114	-22%
Net investment income	58	62	-6%
Fees and reimbursements	2	15	-89%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	0	0	n/m
Unrealized gains (losses) on insured derivatives	0	0	n/m

Net change in fair value of insured derivatives	0	0	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	3	2	40%
Other net realized gains (losses)	-	0	n/m

Total revenues	152	193	-21%

Losses and loss adjustment	3	26	-87%
Amortization of deferred acquisition costs	19	22	-13%
Operating	19	13	43%

Total expenses	41	61	-33%

Pre-tax income (loss)	$111	$132	-16%

n/m - Percentage change not meaningful.

During the first quarter of 2011, we did not write any new U.S. public finance insurance. The lack of insurance writings in the U.S. public finance segment reflects the insurance financial strength credit ratings assigned to National and the impact of litigation over the formation of National in 2009. We do not expect to write a material amount of new business prior to an upgrade of our insurance financial strength ratings and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation. We believe that we will resume writing business in the U.S. public finance market before actively re-engaging in the structured finance and international markets.

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

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of March 31, 2011 and 2010. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

	00000000	00000000	00000000	00000000
	Gross Par Outstanding as of March 31,
In millions	2011		2010
Rating	Amount	%	Amount	%
AAA	$27,362	5.7%	$27,464	5.3%
AA	219,192	46.2%	237,529	45.4%
A	180,354	38.0%	204,254	39.1%
BBB	44,489	9.4%	50,263	9.6%
Below investment grade	3,352	0.7%	3,253	0.6%

Total	$474,749	100.0%	$522,763	100.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The credit quality distribution of our U.S. public finance insurance exposure as of March 31, 2011 remained relatively consistent with March 31, 2010. Total U.S. public finance insurance gross par outstanding rated A or above, before giving effect to National’s guarantee, was 90% and gross par outstanding rated below investment grade, before giving effect to National’s guarantee, was less than 1% as of March 31, 2011 and 2010.

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. For the three months ended March 31, 2011, U.S. public finance net premiums earned were $89 million compared with $114 million for the same period of 2010. The decrease was due to a decline in scheduled premiums earned of $11 million and a decline in premiums earned from refunding activity of $14 million. Scheduled premium earnings declined due to the maturity of insured issues within our U.S. public finance portfolio with no material new insurance writings. Additionally, refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of premiums that would have been earned in the current period. The Company experienced a decrease in the volume of refunding activity of insured issues compared with the same period of 2010, which is consistent with the trend in the U.S. public finance bond market.

NET INVESTMENT INCOME For the three months ended March 31, 2011, our U.S. public finance insurance investment portfolio generated $58 million of net investment income compared with $62 million for the same period of 2010. The decrease in net investment income for 2011 was primarily due to declining average interest rates on the repurchase and reverse repurchase transactions with our asset/liability products segment and lower yields on new investment purchases.

National maintains simultaneous repurchase and reverse repurchase agreements with our asset/liability products segment, which provides yield enhancement to our U.S. public finance insurance investment portfolio as a result of increased net interest earnings from these collective agreements. The net average interest rates on the transactions were 0.23% and 0.70% for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the notional amount utilized under these agreements was $1.8 billion and the fair value of collateral pledged by National under these agreements was $1.9 billion.

Investments at amortized cost as of March 31, 2011 and December 31, 2010 are presented in the following table:

	March 31, 2011		December 31, 2010
In millions	Investments at Amortized Cost	Pre-tax yield(1)	Investments at Amortized Cost	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$2,537	4.35%	$2,748	4.35%
Taxable	2,335	3.94%	2,395	3.74%
Short-term	444	1.65%	343	2.51%

Total fixed-income	$5,316	3.94%	$5,486	3.97%
Other	2		3

Total	$5,318		$5,489

(1) - Estimated yield-to-maturity.

FEES AND REIMBURSEMENTS For the three months ended March 31, 2011, fees and reimbursements decreased to $2 million from $15 million for the same period of 2010. The decrease was primarily due to the receipt, in 2010, of amounts in excess of those which were contractually due to National upon the termination of a reinsurance agreement as compensation for potential future performance volatility related to reassumed exposures. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly period to period.

LOSSES AND LOSS ADJUSTMENT EXPENSES National’s portfolio surveillance group is responsible for monitoring our U.S. public finance segment’s insured issues. The level and frequency of monitoring of any insured issue depends on the type, size, rating, and performance of the insured issue.

Refer to “Note 2: Significant Accounting Policies” and “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its loss reserves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following tables present information about our U.S. public finance insurance loss and LAE reserves and recoverables as of March 31, 2011 and December 31, 2010, as well as our related loss and LAE provision for the three months ended March 31, 2011 and 2010:

In millions	As of March 31, 2011	As of December 31, 2010	Percent Change 2011 vs. 2010
Gross loss and LAE reserves	$438	$623	-30%
Expected recoveries on unpaid losses	232	400	-42%

Loss and LAE reserves	$206	$223	-8%

Insurance loss recoverable	$75	$73	3%
Insurance loss recoverable - ceded(1)	$3	$2	2%
Reinsurance recoverable on paid and unpaid losses	$9	$9	1%

(1) - Reported within “Other liabilities” on our consolidated balance sheets.

	Three Months Ended March 31,		Percent Change
In millions	2011	2010	2011 vs. 2010
Losses and LAE related to actual and expected payments	$(162)	$216	n/m
Recoveries of actual and expected payments	165	(189)	n/m

Gross losses incurred	3	27	-87%
Reinsurance	-	(1)	-92%

Losses and loss adjustment expenses	$3	$26	-87%

n/m - Percentage change not meaningful.

For the three months ended March 31, 2011, losses and LAE incurred of $3 million primarily related to a housing transaction and a not-for-profit transaction. Additionally, a reversal of loss and LAE reserves related to lower expected future claim payments on a tax-backed transaction was offset by the reversal of the corresponding recoveries of such payments.

For the three months ended March 31, 2010, losses and LAE incurred of $26 million primarily related to a student loan transaction and a health care transaction. Additionally, losses and LAE incurred related to a gaming revenue transaction was offset by expected recovery of the full amount of such losses.

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves for one issue that has no expected future claim payments or par outstanding but for which the Company is obligated to pay LAE incurred in prior periods. As of March 31, 2011, loss and LAE reserves comprised of the following:

$ in millions	Number of Issues (1)	Loss and LAE Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	12	$202	$868
Issues without defaults	4	4	142

Total gross of reinsurance	16	$206	$1,010

(1) - An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three months ended March 31, 2011 and 2010 are presented in the following table:

	Three Months Ended March 31,		Percent Change
In millions	2011	2010	2011 vs. 2010
Gross expenses	$19	$13	43%

Amortization of deferred acquisition costs	$19	$22	-13%
Operating	19	13	43%

Total insurance operating expenses	$38	$35	7%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for the three months ended March 31, 2011 compared with the same period of 2010 primarily due to higher legal costs associated with litigation and higher expenses related to support services provided by Optinuity Alliance Resources Corp. (“Optinuity”).

Amortization of deferred acquisition costs decreased for the three months ended March 31, 2011 compared with the same period of 2010, consistent with the amortization of the related unearned premium revenue. Operating expenses increased for the three months ended March 31, 2011 compared with the same period of 2010 as a result of the increase in gross expenses. We did not defer a material amount of policy acquisition costs during 2011 or 2010.

ADJUSTED PRE-TAX INCOME In addition to the above, we also analyze the operating performance of our U.S. public finance insurance segment using adjusted pre-tax income. We believe adjusted pre-tax income, as used by management, is useful for an understanding of the results of operations of our U.S. public finance insurance segment. Adjusted pre-tax income is not a substitute for pre-tax income determined in accordance with GAAP, and our definition of adjusted pre-tax income may differ from that used by other companies.

The following table presents the adjusted pre-tax income of our U.S. public finance insurance segment, and a reconciliation of adjusted pre-tax income to GAAP pre-tax income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Percent Change
In millions	2011	2010	2011 vs. 2010
Adjusted total revenues	$152	$193	-21%
Adjusted total expenses	41	61	-33%

Adjusted pre-tax income	111	132	-16%
Additions to adjusted pre-tax income:
Mark-to-market gain (loss) on insured credit derivatives	0	0	n/m

Pre-tax income	$111	$132	-16%

n/m - Percentage change not meaningful.

For the three months ended March 31, 2011 and 2010, there were no material differences between adjusted pre-tax income and GAAP pre-tax income.

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

RESULTS OF OPERATIONS (continued)

MBIA Corp.’s guarantees insure structured finance and asset-backed obligations, privately issued bonds used for the financing of public purpose projects that are primarily located outside of the U.S. and that include toll roads, bridges, airports, public transportation facilities, utilities and other types of infrastructure projects serving a substantial public purpose, and obligations of sovereign and sub-sovereign issuers. Structured finance and asset-backed securities (“ABS”) typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real property.

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

The following table presents our structured finance and international insurance segment results for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Percent Change
In millions	2011	2010	2011 vs. 2010
Net premiums earned	$67	$71	-6%
Net investment income	31	34	-8%
Fees and reimbursements	27	124	-78%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(354)	(34)	n/m
Unrealized gains (losses) on insured derivatives	(1,323)	(2,211)	-40%

Net change in fair value of insured derivatives	(1,677)	(2,245)	-25%
Net gains (losses) on financial instruments at fair value and foreign exchange	33	2	n/m
Net investment losses related to other-than-temporary impairments	(2)	(2)	-12%
Other net realized gains (losses)	1	0	n/m
Revenues of consolidated VIEs:
Net investment income	13	10	27%
Net gains (losses) on financial instruments at fair value and foreign exchange	(22)	106	-121%
Other net realized gains (losses)	-	(74)	-100%

Total revenues	(1,529)	(1,974)	-23%

Losses and loss adjustment	(39)	189	-121%
Amortization of deferred acquisition costs	33	48	-32%
Operating	37	26	41%
Interest	34	35	-3%
Expenses of consolidated VIEs:
Operating	10	6	68%
Interest	10	10	1%

Total expenses	85	314	-73%

Pre-tax income (loss)	$(1,614)	$(2,288)	-29%

n/m - Percentage change not meaningful.

For the three months ended March 31, 2011, we did not write any new structured finance and international insurance and for the three months ended March 31, 2010, we did not write a meaningful amount of structured finance and international insurance. The lack of insurance writings in our structured finance and international insurance segment reflects the impact of the downgrades of MBIA Corp.’s insurance financial strength ratings by the major rating agencies, which occurred in 2008 and again in 2009. The Company does not expect to write a material amount of new business prior to an upgrade of the insurance financial strength ratings of MBIA Corp. and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

CREDIT QUALITY The credit quality of our structured finance and international insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. The following table presents the credit quality distribution of our structured finance and international gross par outstanding as of March 31, 2011 and 2010. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

	000000000000	000000000000	000000000000	000000000000
	Gross Par Outstanding as of March 31,
In millions	2011		2010
Rating	Amount	%	Amount	%
AAA	$54,599	29.5%	$84,782	38.0%
AA	19,299	10.4%	20,842	9.3%
A	32,070	17.3%	34,681	15.6%
BBB	39,931	21.5%	42,927	19.3%
Below investment grade	39,415	21.3%	39,594	17.8%

Total(1)	$185,314	100.0%	$222,826	100.0%

(1) - Includes gross par outstanding of $17.9 billion and $22.0 billion related to our consolidated VIEs as of March 31, 2011 and 2010, respectively.

As of March 31, 2011, total structured finance and international gross par outstanding rated A or above, before giving effect to MBIA’s guarantee, was 57% compared with 63% as of March 31, 2010. Additionally, as of March 31, 2011 and 2010, 21% and 18%, respectively, of gross par outstanding was rated below investment grade. Adverse changes in the ratings of our structured finance and international insured gross par outstanding were principally a result of ratings downgrades on CDO and commercial mortgage securitizations.

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees for the three months ended March 31, 2011 and 2010 are presented in the following table. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues.

	00000000	00000000	00000000
	Three Months Ended March 31,		Percent Change
In millions	2011	2010	2011 vs. 2010
Net premiums earned:
U.S.	$29	$36	-20%
Non-U.S.	38	35	9%

Total net premiums earned	$67	$71	-6%

For the three months ended March 31, 2011 structured finance and international net premiums earned were $67 million compared with $71 million for the same period of 2010. The decrease was due to the maturity and termination of insured transactions with no new material insurance writings.

NET INVESTMENT INCOME For the three months ended March 31, 2011, our structured finance and international insurance investment portfolio generated $31 million of net investment income compared with $34 million for the same period of 2010. The decrease in net investment income was primarily due to lower average asset balances in 2011 as a result of claim payments and lower yields on new investment purchases.

MBIA Corp., as lender, maintained a secured lending agreement with our asset/liability products segment, which totaled $2.0 billion at inception. Interest income on this arrangement, totaling approximately $5 million and $9 million for the three months ended March 31, 2011 and 2010, respectively, is included in our structured finance and international insurance net investment income. As of March 31, 2011, the amount outstanding from our asset/liability products segment under this agreement was $800 million, and reflects the repayment of $175 million during the first quarter of 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Investment asset balances at amortized cost as of March 31, 2011 and December 31, 2010 are presented in the following table:

	March 31, 2011		December 31, 2010
In millions	Investments at Amortized Cost	Pre-tax yield(1)	Investments at Amortized Cost	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$1	1.27%	$50	3.84%
Taxable	1,176	6.77%	1,480	5.81%
Short-term	809	0.85%	673	1.45%

Total fixed-income	$1,986	4.36%	$2,203	4.43%
Secured loan from affiliate	800		975
Other	10		10

Total	$2,796		$3,188

(1) - Estimated yield-to-maturity.

FEES AND REIMBURSEMENTS For the three months ended March 31, 2011, fees and reimbursements were $27 million compared with $124 million for the same period of 2010. The decrease was primarily due to the receipt, in 2010, of amounts in excess of those which were contractually due to MBIA Corp. upon the termination of a reinsurance agreement as compensation for potential future performance volatility related to reassumed exposures. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums earned related to derivatives and the components of the net change in fair value of insured derivatives for the three months ended March 31, 2011 and 2010:

	0000000000	0000000000	0000000000
	Three Months Ended March 31,		Percent Change
In millions	2011	2010	2011 vs. 2010
Net premiums and fees earned on insured derivatives	$32	$29	10%
Realized gains (losses) on insured derivatives	(386)	(63)	n/m

Realized gains (losses) and other settlements on insured derivatives	(354)	(34)	n/m
Unrealized gains (losses) on insured derivatives	(1,323)	(2,211)	-40%

Net change in fair value of insured derivatives	$(1,677)	$(2,245)	-25%

n/m - Percentage change not meaningful.

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. As a result, premiums earned related to insured credit derivatives will decrease over time as exposure to such transactions declines. Realized losses on insured derivatives for the three months ended March 31, 2011 primarily resulted from settlement payments related to commutations of structured CMBS pool transactions. Realized losses on insured derivatives for the three months ended March 31, 2010 resulted from payments related to multi-sector CDO transactions.

For the three months ended March 31, 2011, unrealized losses on insured derivatives were principally the result of the effects of MBIA’s nonperformance risk on its derivative liability, which resulted from a tightening of its own credit spreads and an improvement in the Company’s recovery rate. This was partially offset by improved collateral pricing and the reversal of unrealized losses from the commutations of structured CMBS pool transactions. For the three months ended March 31, 2010, unrealized losses on insured derivatives were principally the result of the effects of MBIA’s nonperformance risk on its derivative liability.

As of March 31, 2011, MBIA’s Corp.’s five-year CDS cost was 40% upfront plus 5% per annum and as of March 31, 2010 its five-year CDS cost was 55.25 % upfront plus 5% per annum. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 8.63% upfront plus 5% per annum to 42.5% upfront plus 5% per annum for the three months ended March 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of March 31, 2011, we had $97.0 billion of gross par outstanding on insured credit derivatives compared with $99.5 billion as of December 31, 2010. The decrease in gross par outstanding was primarily due to contractual terminations and maturities. During the three months ended March 31, 2011, five insured credit derivative transactions, representing $3.4 billion in gross par outstanding, had either matured or were contractually settled prior to maturity. Offsetting the decrease in gross par were increases from the retranslation of foreign currency exposure at current foreign currency rates.

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles to our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent the present values of our estimates of expected future claim payments for such transactions using a discount rate of 5.93%, the same rate used to calculate our statutory loss reserves as of March 31, 2011. We estimate that additional credit impairments on insured derivatives for the three months ended March 31, 2011 were $178 million across 25 insured issues. Beginning with the fourth quarter of 2007 through March 31, 2011, total credit impairments on insured derivatives were estimated at $3.9 billion across 39 insured issues, inclusive of 33 insured issues for which we made settlement and claim payments of $1.7 billion, net of reinsurance and collections. Accordingly, we expect to realize additional net losses of $2.2 billion.

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

Refer to “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for information about legal actions commenced by MBIA with respect to certain CDS contracts. The outcome of such legal actions may affect the amount of realized losses ultimately incurred by the Company, although the damages potentially awarded to the Company upon prevailing in the litigation are not directly considered in determining the impairment of the insured credit derivative contracts. Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expenses” in our consolidated statements of operations. Such costs totaled approximately $7 million and $207 thousand for the three months ended March 31, 2011 and 2010, respectively.

REVENUES OF CONSOLIDATED VIEs For the three months ended March 31, 2011, total revenues of consolidated VIEs were a loss of $9 million compared with total revenues of $42 million for the three months ended March 31, 2010. The decrease in the revenues of consolidated VIEs was principally driven by net losses on financial instruments at fair value and foreign exchange as a result of changes in the fair value of VIE assets and liabilities recorded through earnings. For the three months ended March 31, 2011, net losses on financial instruments at fair value and foreign exchange were $22 million and primarily resulted from an improvement in the market’s perception of MBIA’s credit risk. For the three months ended March 31, 2010, net gains on financial instruments at fair value and foreign exchange were $106 million and primarily resulted from an increase in the value of loan repurchase commitment assets in RMBS securitizations. Offsetting net gains in the first quarter of 2010 were $74 million of net losses resulting from the basis difference between MBIA’s carry value of certain assets and liabilities and that of VIEs consolidated in the first quarter of 2010.

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

RESULTS OF OPERATIONS (continued)

The following table provides a summary of our loss activity for the three months ended March 31, 2011 on all insurance policies (including financial guarantee insurance policies and insured credit derivatives) measured using discounted probability-weighted net cash flows. For financial guarantee policies, loss activity represents aggregate losses and LAE measured in accordance with U.S. GAAP and excludes the elimination of any loss reserves related to the consolidation of VIEs. For insured credit derivatives, loss activity represents credit impairments measured in accordance with statutory accounting principles and excludes realized and unrealized gains and losses on insured credit derivatives. Refer to the “Net Change in Fair Value of Insured Derivatives” section included herein for additional information about payments we have made or expect to make under insured credit derivative transactions. The Company believes this aggregated information is important for an understanding of changes in the discounted values of loss payments we expect to make on all insurance contracts, net of recoveries.

	00000000	00000000	00000000	00000000	00000000
	Three Months Ended March 31, 2011
In millions	RMBS	ABS	CMBS	Other	Total
Change in actual and expected payments	$80	$71	$135	$16	$302
Change in actual and expected salvage	(153)	(2)	-	(0)	(155)

Total economic losses	$(73)	$69	$135	$16	$147

The following table presents our total economic losses by type of insurance contract:

	00000000	00000000	00000000	00000000	00000000
	Three Months Ended March 31, 2011
In millions	RMBS	ABS	CMBS	Other	Total
Financial guarantee insurance losses and LAE	$(63)	$8	$-	$16	$(39)
Financial guarantee insurance losses and LAE related to consolidated VIEs (eliminated in consolidation)	(10)	12	-	-	2
Insured credit derivative impairments and LAE	-	49	135	-	184

Total economic losses	$(73)	$69	$135	$16	$147

Summary of Financial Guarantee Insurance Losses and LAE

The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date. Our insurance loss recoverable includes recoveries related to put-backs of ineligible mortgage loans within RMBS transactions and other amounts due to MBIA under subrogation rights.

Refer to “Note 2: Significant Accounting Policies” and “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss and LAE reserves policy and additional information related to its loss reserves.

The following tables present information about our insurance reserves and recoverables as of March 31, 2011 and December 31, 2010, as well as our loss and LAE provision for the three months ended March 31, 2011 and 2010:

	00000000	00000000	00000000
In millions	March 31, 2011	December 31, 2010	Percent Change 2011 vs. 2010
Gross losses and LAE reserves	$1,224	$1,402	-13%
Expected recoveries on unpaid losses	420	496	-15%

Loss and LAE reserves	$804	$906	-11%

Insurance loss recoverable	$2,563	$2,459	4%
Insurance loss recoverable - ceded(1)	$1	$1	-1%
Reinsurance recoverable on paid and unpaid losses	$6	$6	1%

(1) - Reported within “Other liabilities” on our consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	Three Months Ended March 31,		Percent Change
In millions	2011	2010	2011 vs. 2010
Losses and LAE related to actual and expected payments	$(9)	$165	-105%
Recoveries of actual and expected payments	(30)	46	n/m

Gross losses incurred	(39)	211	-118%
Reinsurance	-	(22)	-99%

Losses and loss adjustment expenses	$(39)	$189	-121%

n/m - Percentage change not meaningful.

The $9 million of negative losses and LAE incurred for the three months ended March 31, 2011 reported in the preceding table includes $60 million of net loss reversals related to insured RMBS transactions offset by $51 million of non-RMBS loss activity. The $30 million of recoveries for the three months ended March 31, 2011 reported in the preceding table include $3 million of recoveries related to RMBS transactions and $27 million related to non-RMBS recovery activity. The $3 million of recoveries related to RMBS transactions include $118 million of recoveries resulting from ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans offset by the reversal of $115 million related to excess interest cash flows within the securitizations. The decrease in recoveries from excess spread resulted from an increase in voluntary prepayments within the securitizations.

The $165 million of losses and LAE incurred for the three months ended March 31, 2010 reported in the preceding table includes $140 million of losses related to insured RMBS transactions and $25 million related to non-RMBS loss activity. The $46 million reduction of recoveries for the three months ended March 31, 2010 reported in the preceding table include $42 million related to RMBS transactions and $4 million related to non-RMBS recovery activity. The $42 million reduction of recoveries related to RMBS transactions include approximately $151 million related to the reversal of amounts expected to be paid to MBIA from excess interest cash flows within the securitizations offset by a $109 million increase in estimates of potential recoveries resulting from ineligible mortgage loans included in insured second-lien residential mortgage and alternative A-paper (“Alt-A”) securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans.

For the three months ended March 31, 2011, losses and LAE incurred included the elimination of $2 million as a result of the consolidation of VIEs. The $2 million elimination included gross losses related to actual and expected future payments of $55 million offset by recoveries of actual and expected payments of $53 million. For the three months ended March 31, 2010, losses and LAE incurred included the elimination of a $106 million net benefit as a result of the consolidation of VIEs. The $106 million elimination includes recoveries of actual and expected payments of $264 million offset by losses and LAE related to actual and expected payments of $158 million.

Included in the Company’s loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves for two issues that have no expected future claim payments or par outstanding but for which the Company is obligated to pay LAE incurred in prior periods. As of March 31, 2011, loss and LAE reserves comprised the following:

$ in millions	Number of Issues (1)	Loss and LAE Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	71	$606	$7,551
Issues without defaults	32	198	2,331

Total	103	$804	$9,882

(1) - An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

MBIA reports expected potential recoveries of certain paid claims within “Insurance loss recoverable” and the corresponding estimated recovery amounts due to reinsurers within “Other liabilities” in the Company’s consolidated balance sheets. As of March 31, 2011 and December 31, 2010, our insurance loss recoverables were $2.6 billion and $2.5 billion, respectively. The increase in our insurance loss recoverable principally resulted from an increase in expected potential recoveries resulting from the aforementioned obligations of the sellers/servicers of RMBS transactions to repurchase ineligible mortgage loans. As of March 31, 2011 and December 31, 2010, our insurance loss recoverable also included recoveries of approximately $660 million and $674 million, respectively, from expected excess interest in RMBS securitizations. Insurance loss recoverables due to reinsurers totaled $1 million as of March 31, 2011 and December 31, 2010. Insurance loss recoverables are only paid to reinsurers upon receipt of such amounts by MBIA.

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities (“MBS”) backed by residential mortgage loans, including second-lien residential mortgage securitizations (revolving home equity line of credit (“HELOC”) loans and closed-end second mortgages (“CES”)) and Alt-A transactions. For the three months ended March 31, 2011, we recorded a net benefit of $63 million related to RMBS transactions, after the elimination of a $10 million benefit as a result of consolidating VIEs. The $63 million benefit was due to a decrease in losses and LAE incurred of $60 million and an increase in recoveries of $3 million. The $3 million in recoveries of RMBS losses comprised $118 million in recoveries resulting from ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans, offset by $115 million related to excess interest cash flows within the securitizations.

MBIA Corp. also insures MBS backed by subprime mortgage loans directly through RMBS securitizations. There has been considerable stress and continued deterioration in the subprime mortgage market since 2008 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of March 31, 2011, the Company had $3.4 billion of gross par outstanding from direct exposure to subprime mortgage loans compared with $3.5 billion as of December 31, 2010. While subprime transactions directly guaranteed by MBIA Corp. include collateral comprising mortgage loans originated during 2005, 2006, and 2007, given the amount of subordination below MBIA Corp.’s insured portion of such transactions available to absorb losses from collateral defaults, we currently do not expect material ultimate losses on these transactions. As of March 31, 2011, the Company had $306 million of gross par outstanding in four insured direct subprime mortgage transactions with 2005, 2006, or 2007 subprime mortgage collateral appearing on the Company’s Classified List or Caution Lists.

The following table presents the par outstanding of MBIA Corp.’s total direct RMBS insured exposure, including those issues that have been placed in a surveillance category, as of March 31, 2011 by S&P credit rating category. Amounts include the par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
In millions	Prime First Lien	Alt-A First Lien	Subprime First Lien	HELOC	CES	Total
AAA	$211	$1,514	$2,132	$-	$14	$3,871
AA	18	17	58	-	-	93
A	6	513	180	60	32	791
BBB	-	559	124	304	28	1,015
Below investment grade	2	1,358	927	4,175	4,686	11,148

Total gross par	$237	$3,961	$3,421	$4,539	$4,760	$16,918

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the par outstanding by vintage year of MBIA Corp.’s total second-lien residential mortgage loan securitizations insured exposure as of March 31, 2011. Amounts include the par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
In millions	HELOC	% of Total HELOC	CES	% of Total CES
2008	$-	0%	$-	0%
2007	619	14%	3,105	65%
2006	1,623	36%	1,524	32%
2005	1,327	29%	-	0%
2004	792	17%	85	2%
2003 and prior	178	4%	46	1%

Total gross par	$4,539	100%	$4,760	100%

During the three months ended March 31, 2011, we paid approximately $230 million, net of reinsurance and collections, on insured RMBS transactions, or $159 million after eliminating $71 million of net payments made on behalf of consolidated VIEs. Through March 31, 2011, we paid a cumulative total of $5.4 billion, net of reinsurance and collections, or $3.6 billion after eliminating $1.8 billion of net payments made on behalf of consolidated VIEs, on insured RMBS transactions. As of March 31, 2011, we had loss and LAE reserves of $590 million, after consolidating VIEs, related to our remaining insured RMBS exposure. The loss and LAE reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the cash receipts we expect from the performing mortgage loans in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” in our consolidated balance sheets. The payments that we make largely go to reduce the principal balances of the securitizations.

The following table provides information about RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments, net of collections, as of March 31, 2011 and for which it does not consolidate under accounting guidance for VIEs.

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Gross Claims and LAE Paid Since Inception
HELOC	12	$14,031	$2,704	$1,888
CES	10	8,421	3,009	1,829
Alt-A	5	1,092	645	(22)

Total	27	$23,544	$6,358	$3,695

Total net of reinsurance				$3,583

As of March 31, 2011, the gross par outstanding on insured RMBS transactions included in the preceding table was $6.4 billion compared with $6.7 billion as of December 31, 2010. As of March 31, 2011, we expect to pay an additional $981 million (on a present value basis) on these transactions and expect to receive a total of $994 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. Of this amount, $660 million is included in “Insurance loss recoverable” and $334 million is included in “Loss and loss adjustment expense reserves.” In addition, we expect to receive $1.8 billion (on a present value basis) in respect of the sellers’/servicers’ obligation to repurchase ineligible mortgage loans and that amount is included in “Insurance loss recoverable.”

The following table provides information about RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments, net of collections, as of March 31, 2011, and for which it consolidates under accounting guidance for VIEs. As such, these payments are not reflected as insurance losses in our financial statements subsequent to consolidation.

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Gross Claims and LAE Paid Since Inception
HELOC	6	$3,657	$1,296	$540
CES	6	4,844	1,677	1,368

Total	12	$8,501	$2,973	$1,908

Total net of reinsurance				$1,836

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of March 31, 2011, the gross par outstanding on the insured RMBS transactions included in the preceding table was $3.0 billion. As of March 31, 2011, we expect to pay an additional $196 million (on a present value basis) on these transactions and expect to receive a total of $300 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. In addition, we expect to receive $867 million (on a present value basis) in respect to the sellers’/servicers’ obligation to repurchase ineligible mortgage loans, which is included in “Loan repurchase commitments.”

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for information about assumptions used to estimate recoveries on our RMBS exposure.

Since September 2008, MBIA Corp. initiated litigation against multiple mortgage loan sellers/servicers alleging, among other things, that such sellers/servicers made material misrepresentations concerning the quality of loans made by these sellers/servicers, which were included in a number of MBIA Corp.-insured second-lien residential mortgage securitizations. In particular, complaints in these actions allege that a very high proportion of the defaulted loans in these securitizations were ineligible for inclusion and thus reflect breaches of the originators’ representations with respect to such loans. In addition, the complaints allege that the sellers/servicers have failed to honor their contractual obligations regarding loan repurchases and ongoing servicing practices. For more information on these and other lawsuits commenced by MBIA Corp., refer to “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

The following table provides the total of all RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments and performed a forensic review of defaulted mortgage loans as of March 31, 2011. There were eight issues with gross par outstanding of $572 million that were not included within our forensic review and, therefore, excluded from the following table. The securitizations included in the following table are not consolidated by the Company under accounting guidance for VIEs.

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Gross Claims and LAE Paid Since Inception
HELOC	9	$12,533	$2,443	$1,675
CES	9	7,817	2,952	1,829
Alt-A	1	795	391	(22)

Total	19	$21,145	$5,786	$3,482

Total net of reinsurance				$3,383

We have recorded put-back recoveries for amounts paid on all RMBS transactions included in the above table with the exception of two issues with original par insured of $695 million, gross par outstanding of $136 million and gross claims paid since inception of $430 million. There are two additional issues for which a forensic review was performed that have been excluded from the above table. We have excluded these issues since they have not been placed on our “Classified List” and we have not made a claim payment.

The following table provides the total of RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments and performed a forensic review of defaulted mortgage loans as of March 31, 2011. The securitizations included in the following table are consolidated by the Company under accounting guidance for VIEs and, as such, these payments are not reflected in our insurance losses within our financial statements subsequent to consolidation.

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Gross Claims and LAE Paid Since Inception
HELOC	6	$3,657	$1,296	$540
CES	6	4,844	1,677	1,368

Total	12	$8,501	$2,973	$1,908

Total net of reinsurance				$1,836

We have recorded put-back recoveries for amounts paid on all RMBS transactions included in the above table.

We also have indirect exposure to subprime mortgage loans that are included in CDOs in which MBIA Corp. guaranteed the senior most tranche of such transactions. As of March 31, 2011, we had $2.0 billion of indirect exposure to subprime mortgage loans in the form of collateral within CDOs, of which $1.9 billion was related to CDOs executed in derivative form. As of March 31, 2011, we expect losses of $28 million (on a present value basis) on five secondary market multi-sector CDOs with gross par outstanding of $149 million that include subprime mortgage loan exposure and that were reported on our Classified List.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Other

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

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Structured finance and international insurance segment expenses for the three months ended March 31, 2011 and 2010 are presented in the following table:

	Three Months Ended March 31,		Percent Change
In millions	2011	2010	2011 vs. 2010
Gross expenses	$38	$27	39%

Amortization of deferred acquisition costs	33	48	-32%
Operating	37	26	41%

Total insurance operating expenses	$70	$74	-6%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for the three months ended March 31, 2011 compared with the same period of 2010 due to an increase in compensation as a result of the reversal of accrued bonus expense in the first quarter of 2010 and an increase in costs associated with insured CDS contracts.

The decrease in the amortization of deferred acquisition costs for the three months ended March 31, 2011 compared with the same period of 2010 was driven by a decrease in the amortization of the related unearned premium revenue. Operating expenses increased for the three months ended March 31, 2011 compared with the same period of 2010 as a result of the increase in gross expenses. We did not defer a material amount of policy acquisition costs during the first quarter of 2011 or 2010. Policy acquisition costs in these periods were related to premium taxes and assessments on installment policies written in prior periods.

ADJUSTED PRE-TAX INCOME In addition to the above, we also analyze the operating performance of our structured finance and international insurance segment using adjusted pre-tax income (loss). We believe adjusted pre-tax income (loss), as used by management, is useful for an understanding of the results of operations of our structured finance and international insurance segment. Adjusted pre-tax income (loss) is not a substitute for pre-tax income determined in accordance with GAAP, and our definition of adjusted pre-tax income (loss) may differ from that used by other companies.

The following table presents the adjusted pre-tax income (loss) of our structured finance and international insurance segment, and a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Percent Change
In millions	2011	2010	2011 vs. 2010
Adjusted total revenues	$215	$285	-25%
Adjusted total expenses	235	398	-41%

Adjusted pre-tax income (loss)	(20)	(113)	-82%
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	1	(82)	n/m
Mark-to-market gain (loss) on insured credit derivatives	(1,383)	(2,236)	-38%
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	212	(143)	n/m

Pre-tax income (loss)	$(1,614)	$(2,288)	-29%

n/m - Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three months ended March 31, 2011 adjusted pre-tax loss was $20 million compared with a loss of $113 million for the same period of 2010. Adjusted total revenues for the three months ended March 31, 2011 decreased compared to the same period of 2010 principally due to lower fee revenue, partially offset by net realized gains from the sale of investments. Fee revenue in the first quarter of 2010 included the receipt of amounts in excess of those which were contractually due to MBIA Corp. upon the termination of a reinsurance agreement, with no comparable amount record in the first quarter of 2011. Adjusted total expenses for the three months ended March 31, 2011 decreased compared with the same period of 2010 principally due to a reduction in insurance losses and LAE and, to a lesser extent, a decrease in the amortization of deferred acquisition costs. Losses and LAE on insurance policies in the first quarter of 2011 were primarily driven by changes in our estimate of expected payments related to insured CDS contracts within our CMBS exposure. Offsetting insured CDS losses were net recovery gains on aggregate financial guarantee insurance contracts resulting from changes in our estimate of recoveries from ineligible mortgage loans within insured RMBS transactions.

Collateralized Debt Obligations and Related Instruments

As part of our structured finance and international insurance activities, MBIA Corp. typically provided guarantees on senior and mezzanine tranches of CDOs, as well as protection on structured CMBS pools and corporate securities, and CDS referencing such securities. The following discussion, including reported amounts and percentages, includes insured CDO transactions consolidated by the Company as VIEs.

MBIA Corp.’s $102.8 billion CDO portfolio represented 55% of its total insured gross par outstanding of $185.3 billion as of March 31, 2011. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions
Collateral Type	Gross Par as of March 31, 2011
Multi-sector CDOs(1)	$11.4
Investment grade CDOs and structured corporate credit pools	41.1
High yield corporate CDOs	9.5
Structured CMBS pools and CRE CDOs	40.8

Total	$102.8

(1) - Includes one multi-sector CDO-squared transactions with gross par of $0.2 billion as of March 31, 2011.

Multi-Sector CDOs

Multi-sector CDOs are transactions that include a variety of structured finance asset classes in their collateral pools. The underlying collateral in MBIA Corp.’s insured multi-sector CDO transactions, including one CDO-squared transaction, comprises prime and subprime RMBS, CDOs of ABS (multi-sector CDOs), corporate CDOs, collateralized loan obligations (“CLOs”), ABS (e.g., securitizations of auto receivables, credit cards, etc.), CRE CDOs, CMBS and corporate credits. Our insured multi-sector CDO transactions rely on underlying collateral originally rated single-A or above (CDOs of “high-grade U.S. ABS”) and collateral primarily originally rated triple-B (CDOs of “mezzanine U.S. ABS”).

Our multi-sector CDOs, as well as certain other insured CDO transactions, benefit from two sources of credit enhancement in that we are subject to a claim to the extent (i) the subordination in the underlying securities collateralizing MBIA Corp.’s insured tranche (“Underlying Collateral Subordination”) is fully eroded and (ii) the subordination below MBIA Corp.’s insured tranche in the CDO transaction (“Insured Tranche Subordination”) is fully eroded. MBIA Corp.’s payment obligations after a default vary by transaction and by insurance type. There are currently two policy payment types: (i) where MBIA Corp. insures current interest and ultimate principal; and (ii) where MBIA Corp. insures payments upon settlement of individual collateral losses as they occur after the complete erosion of transaction deductibles (referred to as “Asset Coverage with a Deductible”).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Total gross par exposure in our multi-sector CDO portfolio at the onset of the credit crisis was $35.9 billion as of December 31, 2007. Since 2007 through March 31, 2011, our multi-sector CDO gross par exposure has decreased by approximately $24.5 billion primarily from negotiated commutations of $16.9 billion in gross par and contractual terminations without any payment from MBIA Corp. of $5.4 billion in gross par. The remaining reduction was due to the amortization and maturity of transactions. As of March 31, 2011, our gross par exposure to multi-sector CDOs was $11.4 billion and represented 11% of MBIA Corp.’s CDO exposure and approximately 6% of MBIA Corp.’s total gross par insured. The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured multi-sector CDO transactions:

$ in millions				Collateral as a % of Performing Pool Balance as of March 31, 2011
Year Insured	# of CDOs	Gross Par Outstanding		Other Collateral	Subprime RMBS	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)
CDOs of High-Grade U.S. ABS
2003	1	$218	(1)	100%	0%	100%	23.5%	10.0%	$(6)
2004	2	1,300		70%	30%	100%	0.0%	12.5-13.0%	(357)
2005	1	740		69%	31%	100%	0.0%	20.0%	(126)
2006	4	2,685		78%	22%	100%	0.0%	12.0-14.0%	(767)
2007	5	3,677		97%	3%	100%	0.0%	13.0-14.0%	(1,126)

Subtotal	13	8,620							(2,382)

CDOs of Mezzanine U.S. ABS
2000	1	5		99%	1%	100%	80.0%	21.4%	-
2002	6	565		94%	6%	100%	0.0-61.8%	13.8-28.1%	-
2003	4	606		84%	16%	100%	0.0-52.3%	21.5-29.8%	-
2004	3	323		84%	16%	100%	0.0%	25.0-30.5%	(23)

Subtotal	14	1,499							(23)

Total	27	10,119							(2,405)
		363		Multi-Sector CDO European Mezzanine and Other Collateral (1 CDO)					(19)
		884		Multi-Sector CDO insured in the Secondary Market prior to 2005 (36 CDOs)					-

Grand Total		$11,366							$(2,424)

(1) This transaction is multi-sector CDO squared.

Our multi-sector CDOs are classified into CDOs of high-grade U.S. ABS, including one CDO-squared transaction, and CDOs of mezzanine U.S. ABS. As of March 31, 2011, gross par outstanding on MBIA Corp.-insured CDOs of high-grade U.S. ABS totaled $8.6 billion and the majority of the collateral consisted of non-subprime and subprime RMBS. Original Insured Tranche Subordination levels in these transactions ranged from 10% to 20% compared with current Insured Tranche Subordination levels of 0% to 23.5%. As of March 31, 2011, gross par outstanding on MBIA Corp.-insured CDOs of mezzanine U.S. ABS totaled $1.5 billion and the majority of the collateral consisted of non-subprime RMBS, CMBS and subprime RMBS. Original Insured Tranche Subordination levels in these transactions ranged from 13.8% to 30.5% compared with current Insured Tranche Subordination levels that range from 0% to 80%.

The significant erosion of Insured Tranche Subordination in our multi-sector CDO transactions principally resulted from the underperformance of RMBS and CDO collateral. As discussed above, the erosion of Insured Tranche Subordination in these transactions increases the likelihood that MBIA Corp. will pay claims. As of March 31, 2011, our credit impairment estimates for 33 classified multi-sector CDO transactions for which MBIA Corp. expects to incur actual net claims in the future (18 of which are insured in the secondary market), representing 52% of all MBIA Corp.-insured multi-sector CDO transactions (including both CDS and non-CDS contracts), aggregated to $1.64 billion. Of the remaining transactions, 15% is on our Caution List and 33% continue to perform at or close to our original expectations. In the event of further performance deterioration of the collateral referenced or held in our multi-sector CDO transactions, the amount of credit impairments could increase materially.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of March 31, 2011, the ratings distribution of our insured multi-sector CDO transactions is presented in the following table. These ratings are intended to reflect the past and expected future performance of the underlying collateral within each transaction.

Insured Exposure Rating(1)	Original	Current
AAA	99%	0%
AA	1%	1%
A	0%	0%
BBB	0%	3%
Below investment grade	0%	96%

Total	100%	100%
(1) - All ratings are current. Ratings are derived using the most conservative rating from Moody’s, S&P or internal.

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

Our investment grade corporate CDO exposure references pools of predominantly investment grade corporate credits. Additionally, some of these pools may include limited exposure to other asset classes, including structured finance securities (such as RMBS and CDOs). Most of our investment grade corporate CDO policies guarantee coverage of losses on collateral assets once Insured Tranche Subordination in the form of a deductible has been eroded, and are generally highly customized structures. As of March 31, 2011, the majority of insurance protection provided by MBIA Corp. on investment grade corporate CDO exposure attached at a super senior level. Our gross par exposure to investment grade corporate CDOs of $41.1 billion represents 40% of MBIA Corp.’s CDO exposure and 22% of MBIA Corp.’s total gross par insured. Several of the Company’s insured investment grade corporate CDOs have experienced significant Insured Tranche Subordination erosion due to default of underlying referenced corporate obligors, as well as certain structured finance securities, but we currently do not expect losses on MBIA Corp.’s insured tranches. We believe the tenor of any remaining Insured Tranche Subordination is sufficient and provides adequate protection. As of March 31, 2011, the collateral amount in the portfolio exceeds the gross par outstanding as a result of credit enhancement (such as over-collateralization and Insured Tranche Subordination).

Our gross par of insured investment grade corporate CDOs includes $17.4 billion that was typically structured to include buckets (typically 30%-35% of the overall CDO) of references to specific tranches of other investment grade corporate CDOs (monotranches). In such transactions, MBIA Corp.’s insured investment grade corporate CDOs include, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The referenced monotranches in such CDOs are typically rated double-A and each referenced monotranche was typically sized to approximately 3% of the overall reference risk pool. The inner referenced monotranches are not typically subject to acceleration and do not give control rights to a senior investor. The inner referenced monotranches have experienced Insured Tranche Subordination erosion due to the default of their referenced corporate assets.

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured investment grade corporate CDOs and structured corporate credit pool transactions:

$ in millions			As of March 31, 2011

Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Other Collateral	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)

2003 and prior	3	$1,072	100%	0%	100%	12.8-32.6%	13.5-22%	$-
2004	4	6,111	89%	11%	100%	5.1-16.4%	10.0-15.0%	(251)
2005	7	10,730	93%	7%	100%	11.7-26.0%	14.0-27.5%	(309)
2006	4	7,243	93%	7%	100%	12.2-23.2%	16.0-25.0%	(300)
2007	13	15,884	98%	2%	100%	12.6-34.4%	15.0-35.0%	(240)

Subtotal	31	$41,040						$(1,100)

		72	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (8 CDOs)					-

Grand Total		$41,112						$(1,100)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

High Yield Corporate CDOs

Our high yield corporate CDO portfolio, totaling $9.5 billion of gross par exposure, largely comprises middle-market/special-opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). Our gross par exposure to high yield corporate CDOs represents 9% of the MBIA Corp.’s CDO exposure and approximately 5.1% of MBIA Corp.’s total gross par insured as of March 31, 2011. Our high yield corporate CDO portfolio does not contain any material subprime RMBS, non-subprime RMBS, or CDOs of ABS exposures.

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

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured high yield corporate CDO transactions:

$ in millions			As of March 31, 2011

Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability) (1)
2002	1	$93	100%	30.2%	19.4%	$-
2003	1	175	100%	71.3%	24.2%	-
2004	3	3,111	100%	42.5-59.7%	22.0-33.3%	-
2005	1	978	100%	16.7%	21.8%	-
2006	3	3,125	100%	10.4-61.5%	10.0-49.0%	-
2007	4	1,793	100%	28.4-39.0%	32.0-42.0%	-

Subtotal	13	$9,275				$-

		209	High Yield Corporate CDO insured in the Secondary Market prior to 2004 (13 CDOs)			-

Grand Total		$9,484				$-

(1) - Net derivative amounts are immaterial due to the positive performance of the credit derivative transactions.

Commercial Real Estate Pools and CDOs

As of March 31, 2011, we had $40.8 billion of gross par exposure to the commercial real estate sector through insured structured transactions primarily comprising CRE collateral. Our CRE portfolio can be largely sub-divided into two distinct categories: structured CMBS pools and CRE CDOs. In addition, MBIA Corp. insures approximately $4.0 billion in CRE loan pools, primarily comprising European assets, which are not included in the following discussion.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of credit impairments on our CRE pools and CDO exposure, including the methodology used to calculate these impairments.

Structured CMBS Pools

As of March 31, 2011, our gross par exposure to structured CMBS pools totaled $33.5 billion and represented approximately 18% of MBIA Corp.’s total gross par insured. These transactions are pools of CMBS bonds, Real Estate Investment Trust (“REIT”) debt and other CRE CDOs structured with first loss deductibles such that MBIA Corp.’s obligation attached at a minimum of a triple-A level. The deductible sizing was a function of the underlying collateral ratings and certain structural attributes. MBIA Corp.’s guarantee for most structured CMBS pool transactions covers losses on collateral assets once the deductible has been eroded. These deductibles provide credit enhancement and subordination to MBIA’s insured position.

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

The following table presents the collateral as a percentage of the pool balances, as well as the current deductible, as of March 31, 2011 for all MBIA Corp.-insured structured CMBS pool transactions:

$ in millions			Collateral as a % of Performing Pool Balance as of March 31, 2011
Year Insured	# of Pools	Gross Par Outstanding	CMBS	REIT Debt	Other	Total	Current Deductible	Original Deductible	Net Derivative / Asset (Liability)
2003	1	$117	65%	31%	4%	100%	35.7%	26.0%	$-
2005	1	2,300	100%	0%	0%	100%	8.0%	8.0%	(0)
2006	9	6,455	87%	0%	13%	100%	10.0%-68.1%	10.0%-70.0%	(503)
2007	28	24,522	97%	0%	3%	100%	6.0%-85.7%	6.0%-82.3%	(1,373)

Subtotal	39	$33,394							$(1,876)
		114	Structured CMBS Pools insured in the Secondary Market prior to 2005 (6 pools)						-

Grand Total		$33,508							$(1,876)

As is evident in the above table, there has been virtually no erosion of the original deductibles to date given that CMBS loan liquidations are just beginning to take place for the more recent vintage collateral to which MBIA has exposure.

When considering all of the CMBS collateral underlying all of the static pools insured by MBIA, approximately 44% of the collateral was originally rated BBB and below, while 38% of the underlying collateral was originally rated AAA as of March 31, 2011. The higher risk of BBB collateral was intended to be offset by the diversification in the collateral pool and the level of the deductible whereas pools backed by all AAA collateral benefited from diversification and required smaller deductibles. In all cases, regardless of the underlying collateral rating, MBIA Corp.’s insured position was rated AAA at origination of the transaction by at least Moody’s, S&P or Fitch. As of March 31, 2011, 68% of CMBS collateral underlying the pools insured by MBIA were rated below investment grade.

In 2006 and 2007, we insured 19 static CMBS pools with $15.2 billion of gross par outstanding as of March 31, 2011 in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower. The remainder of the collateral in these 19 pools consisted of higher rated CMBS bonds, REIT debt and other securities. The BBB and below rated CMBS bonds underlying these 19 pools had original credit enhancement levels that ranged from 0.0% to 11.8% with an original weighted average credit enhancement level of 3.4%, compared to credit enhancement levels that range from 0.0% to 84.3% with a weighted average credit enhancement level of 3.0% as of March 31, 2011. MBIA Corp.’s original policy level deductibles for these 19 insured pools ranged from 20.0% to 82.3% with an original weighted average deductible by gross par outstanding of 34.4%, compared to deductibles that range from 18.7% to 85.7% with a weighted average deductible by gross par outstanding of 33.2% as of March 31, 2011. All of MBIA Corp.’s estimated credit impairments of $827 million for our static CMBS pools relate to a subset of these 19 pools.

The following table presents the vintage and original rating composition of the CMBS collateral in our static CMBS pools.

	CMBS Collateral Vintage
Original Rating	2004 and Prior	2005	2006	2007	Total
AAA	8.8%	2.3%	15.7%	11.3%	38.1%
AA	0.0%	0.1%	0.6%	1.6%	2.3%
A	0.0%	2.2%	10.7%	2.4%	15.3%
BBB	1.7%	8.7%	21.8%	3.4%	35.6%
Below Investment Grade or Not Rated	3.0%	2.5%	2.0%	1.2%	8.7%

Total	13.5%	15.8%	50.8%	19.9%	100.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Our structured CMBS pool portfolio comprises nearly 55,000 loans. The current weighted average debt service coverage ratio (“DSCR”) of underlying mortgage loans in the CMBS pools is 1.69 based on net operating income derived from the most recent property level financial statements (based on 20.7% of the properties having provided 2010 financial statements and 63.3% having provided partial 2010 or 2009 financial statements) compared with an average DSCR of 1.69 as of December 31, 2010 and 1.59 as of March 31, 2010. Although the average DSCR increased over the past 12 months, many properties experienced declining financial performance over the past year resulting in the percentage of properties with a DSCR less than 1.0 increasing from under 12.5% as of March 31, 2010 to almost 15.5% as of March 31, 2011. The weighted average loan-to-value ratio was 77% as of March 31, 2011 compared with 76% as of December 31, 2010 and 72% as of March 31, 2010. The majority of the loans are long-term and fixed-rate in nature. Approximately 19.3% of the loans will mature within the next three years; however, the weighted average DSCR of these loans is significantly higher at 2.40 based on the latest available financial statements. Nine percent of the loans mature in the next 12 months and these loans have a weighted average DSCR of 2.92. Transaction attachment points range from 5% to 86% and underlying bond collateral loss coverage generally ranges from 0% to 30% or higher, both of which are structural factors that were intended to minimize potential losses.

Delinquencies have increased markedly in the commercial real estate market over the last two years given the economic downturn and the shortage of financing. As of March 31, 2011, 30-day and over delinquencies continued to increase in the fixed-rate conduit CMBS market to 9.0% and in MBIA Corp.’s insured static pooled CMBS portfolio to 9.3%. The higher delinquency rate in MBIA Corp.’s portfolio was primarily due to a concentration in the 2006 and early 2007 vintages. However, we have seen a deceleration in the pace of increases in the delinquency rate over the past several months. In addition, we have seen numerous loan modifications and extensions where special servicers fulfill their roles to maximize proceeds for all bondholders by avoiding or minimizing loan level losses.

CRE CDOs

As of March 31, 2011, our gross par exposure to CRE CDOs totaled $7.3 billion and represented approximately 4% of MBIA Corp.’s total gross par insured. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt, and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. Most of these transactions benefit from typical CDO structural features such as cash diversion triggers, collateral quality tests, and manager replacement provisions. Typically, MBIA Corp. guarantees timely interest and ultimate principal of these CDOs. As with our other insured CDOs, these transactions were generally structured with credit protection originally rated triple-A, or a multiple of triple-A, below our guarantee. As of March 31, 2011, our CRE CDO insured portfolio did not contain any CDOs of ABS exposures. Several of the CRE CDO transactions do contain some RMBS collateral, but overall this comprises less than 3% of the CRE CDO portfolio.

Within our CRE CDO portfolio, we had five transactions with 2006 or 2007 vintage collateral totaling $2.4 billion of gross par outstanding as of March 31, 2011 in which substantially all of the collateral originally comprised BBB or BBB- rated tranches of CMBS. While these transactions were designed to include managed portfolios, trading has been minimal since inception. We have recorded impairments of $34 million on three CRE CDO transactions.

The following table presents the collateral as a percentage of the performing pool balances as of March 31, 2011 for all MBIA Corp.-insured CRE CDO transactions:

$ in millions			Collateral as a % of Outstanding Pool Balance as of March 31, 2011
Year Insured	# of CRE CDOs	Gross Par Outstanding	CMBS	Whole Loans	REIT Debt	Other	Total	Current Enhancement	Original Enhancement	Net Derivative / Asset (Liability)
2004	2	$63	62%	0%	19%	19%	100%	15.5%-20.0%	22.0%-22.4%	$ -
2005	2	348	74%	0%	15%	11%	100%	0.0%-31.9%	22.7%-36.0%	(75)
2006	11	3,328	40%	47%	4%	9%	100%	0.0-63.0%	24.0%-60.0%	(153)
2007	10	3,571	64%	20%	5%	12%	100%	0.0%-51.9%	20.0%-60.0%	(214)

Total	25	$7,310								$ (442)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance and Structured Finance and International Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of March 31, 2011 for our U.S. public finance and structured finance and international insurance operations.

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	LOC /Trust Accounts	Reinsurance Recoverable (1)

Assured Guaranty Corp.	AA+ (Stable)	Aa3 (Negative)	$4,131	$-	$15
Assured Guaranty Re Ltd.	AA (Stable)	A1 (Negative)	674	4	-
Overseas Private Investment Corporation	AAA (Stable)	Aaa (Stable)	336	-	-

Export Development Canada	AAA (Stable)	Aaa (Stable)	87	1	-

Others	A+ or above	A1 or above	121	2	0

Total			$5,349	$7	$15

(1) - Total reinsurance recoverable of $15 million comprised recoverables on paid and unpaid losses of $1 million and $14 million, respectively.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of March 31, 2011, the total amount available under these letters of credit and trust arrangements was $7 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of March 31, 2011, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $5.3 billion compared with $5.7 billion as of December 31, 2010. Of the $5.3 billion of ceded par outstanding as of March 31, 2011, $3.4 billion was ceded from our U.S. public finance insurance segment and $1.9 billion was ceded from our structured finance and international insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. As of March 31, 2011, the total amount for which National would be liable in the event that the reinsurers of MBIA Corp. were unable to meet their obligations is $3.4 billion. For FGIC policies assigned to National from MBIA Insurance Corporation, National maintains the right to receive third-party reinsurance totaling $10.3 billion.

Advisory Services

Our asset management advisory business is primarily conducted through Cutwater. Cutwater offers advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its other subsidiaries.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the results and assets under management of our advisory services segment for the three months ended March 31, 2011 and 2010. These results include revenues and expenses from transactions with the Company’s insurance, corporate, and wind-down operations.

	Three Months Ended March 31,		Percent Change
In millions	2011	2010	2011 vs. 2010
Net investment income	$0	$0	n/m
Fees	15	16	-8%
Net gains (losses) on financial instruments at fair value and foreign exchange	0	1	-98%

Total revenues	15	17	-12%
Operating expenses	16	14	19%

Pre-tax income (loss)	$(1)	$3	-147%

Ending assets under management:
Third-party	$26,347	$26,160	1%
Insurance and corporate	9,013	9,549	-6%
Asset/liability products and conduits	5,612	7,253	-23%

Total ending assets under management	$40,972	$42,962	-5%

n/m - Percentage change not meaningful.

For the three months ended March 31, 2011, the decline in pre-tax income (loss) of $4 million by our advisory services segment compared with the same period of 2010 was primarily driven by increased expenses associated with Cutwater’s re-branding and reorganization and a decrease in advisory fee revenue due to lower balances in our short-term pool products. The decline in our short-term pool products resulted from lower operating balances at the state and local government level and the continued low interest rate environment.

Average third-party assets under management for the three months ended March 31, 2011 were $26.2 billion compared with $26.0 billion for the three months ended March 31, 2010. As of March 31, 2011, third-party ending assets under management of $26.3 billion increased $1.0 billion from December 31, 2010 and $187 million from March 31, 2010 primarily due to new clients and additional contributions from existing clients in our customized asset management business. As of March 31, 2011, ending assets under management related to the Company’s other segments of $14.6 billion decreased $785 million from December 31, 2010 and $2.2 billion from March 31, 2010 primarily due to a reduction in the assets managed for our asset/liability products segment.

The Company has issued commitments to two pooled investment programs managed or administered by Cutwater Investor Services Corp. (“Cutwater-ISC”), formerly known as MBIA Municipal Investor Service Corporation, and its subsidiary. These commitments, which are accounted for as derivatives and recorded on the Company’s balance sheets at fair value, cover losses in such programs should the net asset values per share decline below specified per share values. As of March 31, 2011, the maximum amount of payments that the Company would be required to make under these commitments was $4.0 billion. These commitments would be terminated if Cutwater-ISC or its subsidiary was no longer manager or administrator or a program was no longer in compliance with its respective investment objectives and policies. Although the pools hold high-quality short-term investments, there is risk that the Company will be required to make payments or incur a loss under these guarantees in the event of material redemptions by shareholders of the pools and the need to liquidate investments held in the pools. The net unrealized gains on these commitments were $10 thousand for the three months ended March 31, 2011. The Company has purchased, and may in the future purchase, investments at its discretion from the pooled investment programs it manages, whether or not such programs have been guaranteed by the Company.

Corporate

General corporate activities are conducted through our corporate segment. Our corporate operations primarily consist of holding company activities. Revenues and expenses of our service company, Optinuity, created in the first quarter of 2010, are included in the results of our corporate segment. Optinuity provides support services such as management, legal, accounting, treasury and information technology, among others, to our corporate segment and other operating businesses on a fee-for-service basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the three months ended March 31, 2011 and 2010. These results include revenues and expenses that arise from general corporate activities and from providing support to our other segments.

	Three Months Ended March 31,		Percent Change
In millions	2011	2010	2011 vs. 2010
Net investment income	$0	$5	-95%
Fees	23	23	-2%
Net gains (losses) on financial instruments at fair value and foreign exchange	23	(26)	n/m

Total revenues	46	2	n/m

Operating	26	27	-5%
Interest	15	17	-11%

Total expenses	41	44	-7%

Pre-tax income (loss)	$5	$(42)	n/m

n/m - Percentage change not meaningful.

Net investment income for the three months ended March 31, 2011 decreased compared with the same period of 2010 primarily as a result of the settlement of a loan with our asset/liability products segment in the fourth quarter of 2010 whereby the corporate segment made a capital contribution to the asset/liability products segment in settlement of the full outstanding principal balance of the loan. Interest income on the loan, included in net investment income, was $4 million for the three months ended March 31, 2010.

Fees are generated from support services provided to business units within the Company on a fee-for-service basis.

Net gains (losses) on financial instruments at fair value and foreign exchange for the periods presented are primarily related to changes in the fair value of outstanding warrants issued on MBIA Inc. common stock. These changes were attributable to fluctuations in MBIA Inc.’s stock price and volatility, which are used in the valuation of the warrants.

Interest expense for the three months ended March 31, 2011 decreased compared with the same period of 2010 as a result of corporate debt repurchases and maturities.

Wind-down Operations

We operate an asset/liability products business in which we historically issued debt and investment agreements insured by MBIA Corp. to capital markets and municipal investors. The proceeds of the debt and investment agreements were used initially to purchase assets that largely matched the duration of those liabilities. We also operate a conduit business in which we have funded transactions by issuing debt insured by MBIA Corp. The rating downgrades of MBIA Corp. resulted in the termination and collateralization of certain investment agreements and, together with the rising cost and declining availability of funding and illiquidity of many asset classes, caused the Company to begin winding down its asset/liability products and conduit businesses in 2008. Since the downgrades of MBIA Corp., we have not issued debt in connection with either business and we believe the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate or are repurchased by us.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Asset/Liability Products

The following table presents the results of our asset/liability products segment for three months ended March 31, 2011 and 2010. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Three Months Ended March 31,		Percent Change
In millions	2011	2010	2011 vs. 2010
Net investment income	$24	$28	-10%
Net gains (losses) on financial instruments at fair value and foreign exchange	(84)	(25)	n/m
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(7)	(165)	-96%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	(4)	138	-103%

Net investment losses related to other-than-temporary impairments	(11)	(27)	-59%
Net gains (losses) on extinguishment of debt	24	0	n/m
Other net realized gains (losses)	4	0	n/m
Revenues of consolidated VIEs:
Net investment income	(3)	0	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	10	12	-17%

Total revenues	(36)	(12)	n/m

Operating	3	4	-6%
Interest expense	33	48	-31%
Expenses of consolidated VIEs:
Operating	-	-	n/m
Interest	-	-	n/m

Total expenses	36	52	-29%

Pre-tax income (loss)	$(72)	$(64)	13%

n/m - Percentage change not meaningful.

For the three months ended March 31, 2011, the results of our asset/liability products segment were adversely affected by foreign exchange losses due to the increased value of predominantly Euro-denominated liabilities. Additionally, for the three months ended March 31, 2011, net investment income and interest expense reflected the continued maturing of assets and liabilities and the repurchase of liabilities by the Company compared with the same period of 2010. We have observed stabilization in the performance of the assets held by the segment which has resulted in a decline in the level of net investment losses related to other-than-temporary impairments compared with 2010.

For the three months ended March 31, 2011, the results of our asset/liability products segment were adversely affected by foreign exchange losses due to the increased value of predominantly Euro-denominated liabilities. Additionally, for the three months ended March 31, 2011, net investment income and interest expense reflected the continued maturing of assets and liabilities and the repurchase of liabilities by the Company compared with the same period of 2010. We have observed stabilization in the performance of the assets held by the segment which has resulted in a decline in the level of net investment losses related to other-than-temporary impairments compared with 2010.

As of March 31, 2011, principal and accrued interest outstanding on investment agreement and MTN obligations and securities sold under agreements to repurchase totaled $4.1 billion compared with $4.2 billion as of December 31, 2010. The decrease in these liabilities resulted from scheduled amortizations and repurchases of MTNs. In addition to investment agreements, MTNs and third-party repurchase agreements, our asset/liability products segment had a secured loan payable outstanding to MBIA Corp. of $800 million as of March 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Cash and investments supporting the segment’s liabilities, including intercompany liabilities, had market values plus accrued interest of $3.9 billion and $4.2 billion as of March 31, 2011 and December 31, 2010, respectively. These assets comprised securities with an average credit quality rating of A. Additionally, receivables for securities sold net of payables for securities purchased were $24 million and $8 million as of March 31, 2011 and December 31, 2010, respectively. Refer to the “Liquidity” section included herein for a discussion about the liquidity position of the asset/liability products program.

Through MBIA Inc., the asset/liability products segment also entered into matched repurchase and reverse repurchase agreements with National. These agreements, collectively, provide high-quality collateral to the asset/liability products segment for up to $2.0 billion, which is then pledged to investment agreement counterparties, and low-risk investment portfolio yield enhancement to the U.S. public finance insurance segment. As of March 31, 2011, the fair value of collateral received from National under these agreements totaled $1.9 billion.

As of March 31, 2011, our asset/liability products segment had a deficit of cash, investments and other liquid assets at amortized cost to debt issued to third-parties and affiliates at amortized cost of approximately $387 million. In order to address this deficit, the Company is pursuing strategies such as investing in assets that produce higher yields and seeking to purchase liabilities at a discount, and may be required to pursue additional strategies such as raising capital to resolve the deficit. While the asset/liability products segment may receive further liquidity support from our corporate segment, there can be no assurance that such support would be adequate to meet all payment obligations.

Conduit

The following table presents the results of our conduit segment for the three months ended March 31, 2011 and 2010. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Three Months Ended March 31,		Percent Change
In millions	2011	2010	2011 vs. 2010
Net investment income	$-	$0	n/m
Revenues of consolidated VIEs:
Net investment income	4	4	-8%
Net gains (losses) on financial instruments at fair value and foreign exchange	1	(1)	n/m
Net gains (losses) on extinguishment of debt	-	-	n/m

Total revenues	5	3	82%

Operating	-	0	n/m
Expenses of consolidated VIEs:
Operating	1	1	37%
Interest	5	4	13%

Total expenses	6	5	9%

Pre-tax income (loss)	$(1)	$(2)	-90%

n/m - Percentage change not meaningful.

Our conduit segment is principally operated through Meridian and Triple-A One Funding, LLC (“Triple-A One”). Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits. As such, we have eliminated intercompany transactions with our conduits from our consolidated balance sheets and statements of operations. After the elimination of such intercompany assets and liabilities, conduit investments (including cash) and conduit debt obligations were $1.5 billion as of March 31, 2011 and December 31, 2010. The effect of these eliminations on the Company’s consolidated balance sheets was a reduction of fixed-maturity investments, representing investments in conduit MTNs by other MBIA subsidiaries, with a corresponding reduction of conduit MTN liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
In millions	2011		2010
Pre-tax income (loss)	$(1,556)		$(2,259)
Provision (benefit) for income taxes	$(419)	26.9%	$(779)	34.5%

For the three months ended March 31, 2011, the Company’s effective tax rate applied to our pre-tax loss was lower than the U.S. statutory tax rate as a result of interim tax accounting principles, which treat the tax effect of certain items as discrete to the quarter. This was offset by the benefit of the reversal of a portion of our valuation allowance, tax-exempt interest income from investments, and income earned in non-U.S. jurisdictions, which was taxed at less than 35%.

For the three months ended March 31, 2010, the Company’s effective tax rate applied to our pre-tax loss was slightly lower than the statutory tax rate of 35%. The difference in rates is principally a result of mark-to-market losses for the outstanding warrants issued on MBIA Inc.’s common stock, which no tax benefit was available.

Refer to “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for further discussion of income taxes, including the Company’s Section 382 position, the valuation allowance against deferred tax assets, and its accounting for tax uncertainties.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes and surplus notes issued by MBIA Insurance Corporation. Total capital resources were $3.6 billion and $4.7 billion as of March 31, 2011 and December 31, 2010, respectively. MBIA Inc. utilizes its capital resources to support the business activities of its subsidiaries. As of March 31, 2011, MBIA Inc.’s investments in subsidiaries totaled $3.7 billion.

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

During the three months ended March 31, 2011, we repurchased $122 million par value of GFL MTNs at a cost of approximately 80% of par value. Also during the three months ended March 31, 2011, MBIA Inc., through its asset/liability products segment, purchased $5 million par value of surplus notes issued by MBIA Insurance Corporation at a cost of approximately 55% of par value. The gain on the purchase of the surplus notes by MBIA Inc. is only reflected in the consolidated accounts of the Company.

During the three months ended March 31, 2011, MBIA Inc. purchased 41 shares of the outstanding preferred stock of MBIA Insurance Corporation at a price of $10,750 per share or 10.75% of the face value.

Insurance Statutory Capital

National and MBIA Corp. are incorporated and licensed in, and are subject to primary insurance regulation and supervision by, the State of New York. National and MBIA Corp. each are required to file detailed annual financial statements, as well as interim financial statements, with the New York State Insurance Department (“NYSID”) and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of U.S. STAT and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct. U.S. STAT differs from GAAP in a number of ways. Refer to the statutory accounting practices note to the financial statements of National and MBIA Corp. within exhibits 99.2 and 99.3, respectively, to MBIA Inc.’s annual report on Form 10-K for the year ended December 31, 2010 for an explanation of the differences between U.S. STAT and GAAP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National

Capital and Surplus

National reported total statutory capital of $2.5 billion as of March 31, 2011 compared with $2.4 billion as of December 31, 2010. As of March 31, 2011, statutory capital comprised $1.5 billion of contingency reserves and $964 million of policyholders’ surplus. The increase in National’s statutory capital is primarily due to statutory net income of $79 million in the three months ended March 31, 2011. Consistent with our plan to transform our insurance business, the Company received approval from the NYSID to reset National’s unassigned surplus to zero, which was effective January 1, 2010. As of March 31, 2011, National’s unassigned surplus was $374 million. In October 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the approval of the surplus reset. Refer to “Legal Proceedings – Transformation Litigation” in Part II, Item 1 of this Form 10-Q for a discussion of this action.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National’s policyholders’ surplus was $964 million as of March 31, 2011. National’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, incurred losses would reduce policyholders’ surplus.

National’s statutory policyholders’ surplus was lower than its GAAP shareholder’s equity by $2.2 billion as of March 31, 2011. Statutory accounting principles differ from GAAP in certain respects. For National, the significant differences include the following: contingency reserves are recorded on a statutory basis and not on a GAAP basis; upfront and installment premium revenue are earned under different schedules between U.S. STAT and GAAP; acquisition costs are charged as incurred under U.S. STAT rather than deferred and amortized under GAAP; changes in deferred income tax balances are recognized in surplus under U.S. STAT rather than recognized either in net income or other comprehensive income under GAAP and “non-admitted assets” are charged directly against surplus under U.S. STAT but are reflected as assets under GAAP.

Claims-Paying Resources (Statutory Basis)

Claims-paying resources (“CPR”) is a key measure of the resources available to National to pay claims under its insurance policies. CPR consists of total financial resources and reserves calculated on a statutory basis. CPR has been a common measure used by financial guarantee insurance companies to report and compare resources and continues to be used by MBIA’s management to evaluate changes in such resources. We have provided CPR to allow investors and analysts to evaluate National using the same measure that MBIA’s management uses to evaluate National’s resources to pay claims under its insurance policies. There is no directly comparable GAAP measure.

National’s CPR, and components thereto, as of March 31, 2011 and December 31, 2010 are presented in the following table:

In millions	As of March 31, 2011	As of December 31, 2010
Policyholders’ surplus	$964	$908
Contingency reserves	1,495	1,473

Statutory capital	2,459	2,381

Unearned premium reserve	2,814	2,873
Present value of installment premiums(1)	275	282

Premium resources(2)	3,089	3,155

Loss and LAE reserves(1)	79	96

Total claims-paying resources	$5,627	$5,632

(1) - Calculated using a discount rate of 4.19% as of March 31, 2011 and December 31, 2010.

(2) - Includes financial guarantee and insured credit derivative related premiums.

National’s total CPR as of March 31, 2011 and December 31, 2010 remained flat at $5.6 billion, as net income was offset by the decrease in unearned premiums, estimated future cash collections, and loss and LAE reserves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Corp.

Capital and Surplus

MBIA Corp. reported total statutory capital of $2.7 billion as of March 31, 2011 and December 31, 2010. As of March 31, 2011, statutory capital comprised $1.7 billion of contingency reserves and $969 million of policyholders’ surplus. For the three months ended March 31, 2011, MBIA Corp. had a statutory net loss of $60 million which was primarily due to losses incurred, offset by premium revenue, and net investment income. MBIA Corp.’s policyholders’ surplus as of March 31, 2011 includes a negative unassigned surplus of $1.1 billion.

As of March 31, 2011, MBIA Corp. recognized estimated recoveries of $1.7 billion, net of reinsurance and income taxes at a rate of 35%, on a statutory basis related to put-backs of ineligible loans in our insured transactions. These expected insurance recoveries represented 64% of MBIA Corp.’s statutory capital (defined as policyholders’ surplus plus contingency reserve) as of March 31, 2011. A substantial majority of our put-back claims have been disputed by the loan sellers/servicers and are currently subject to litigation. In addition, there is some risk that the sellers/servicers or other responsible parties might not be able to satisfy their put-back obligations. While we believe that we will prevail in enforcing our contractual rights, there is uncertainty with respect to the ultimate outcome. Such factors, among others, are considered by MBIA Corp. in estimating recoveries. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. If we are unsuccessful in litigation or if there is a substantial delay in realizing recoveries, there could be an adverse effect on the statutory capital position of MBIA Corp., as well as regulatory implications.

In order to maintain its New York State financial guarantee insurance license, MBIA Corp. is required to maintain a minimum of $65 million of policyholders’ surplus. MBIA Corp.’s policyholders’ surplus was $969 million as of March 31, 2011. MBIA Corp.’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. In addition, MBIA Corp.’s policyholders’ surplus position could be enhanced by the settlement, commutation or repurchase of insured transactions at prices less than statutory loss reserves. Conversely, incurred losses or an inability to collect on our ineligible loan put-back claims would reduce policyholders’ surplus.

MBIA Corp.’s statutory policyholders’ surplus is higher than its GAAP shareholder’s equity by $807 million as of March 31, 2011. Statutory accounting principles differ from GAAP in certain respects. For MBIA Corp., the significant differences include the following: insured credit derivatives are assessed for insurance losses under U.S. STAT rather than recorded at fair value under GAAP; the shareholder’s equity impact of our consolidated VIEs is more negative than the loss reserves we carry on our statutory books for those policies; surplus notes are recorded as a component of policyholders’ surplus under U.S. STAT rather than treated as long-term debt under GAAP; contingency reserves are recorded on a statutory basis and not on a GAAP basis; upfront and installment premium revenue are earned under different schedules for U.S. STAT and GAAP; acquisition costs are charged as incurred under U.S. STAT rather than deferred and amortized under GAAP; fixed-maturity investments are generally reported at amortized cost under U.S. STAT rather than at fair value under GAAP; the discount rate used in calculating loss reserves is equal to MBIA Corp.’s book yield under U.S. STAT rather than applicable risk-free rates under GAAP; changes in deferred income tax balances are recognized in surplus under U.S. STAT rather than recognized either in net income or other comprehensive income under GAAP; and “non-admitted assets” are charged directly against surplus under U.S. STAT but are reflected as assets under GAAP.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Corp.’s CPR, and components thereto, as of March 31, 2011 and December 31, 2010 are presented in the following table:

In millions	As of March 31, 2011	As of December 31, 2010
Policyholders’ surplus	$969	$1,075
Contingency reserves	1,718	1,656

Statutory capital	2,687	2,731

Unearned premium reserve	697	703
Present value of installment premiums(1)	1,611	1,655

Premium resources(2)	2,308	2,358

Loss and LAE reserves(1)	(262)	155

Total claims-paying resources	$4,733	$5,244

(1) - Calculated using a discount rate of 5.93% as of March 31, 2011 and December 31, 2010. (2) - Includes financial guarantee and insured credit derivative related premiums.

MBIA Corp.’s total CPR as of March 31, 2011 was $4.7 billion compared with $5.2 billion as of December 31, 2010. The decrease in CPR is primarily due to loss payments associated with insured RMBS securitizations and payments associated with the commutation of insured structured CMBS pools and an investment grade corporate CDO. As of March 31, 2011, loss and LAE reserves are in a receivable position as expected recoveries on our insured RMBS transactions more than offset case basis reserves on the remainder of MBIA Corp.’s insured portfolio as a result of claim payments made.

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

As part of our liquidity risk management framework, we also seek to evaluate and manage liquidity on both a legal entity basis and a segment basis. Legal entity liquidity is an important consideration as there are legal, regulatory and other limitations on our ability to utilize the liquidity resources within the overall enterprise. We also seek to manage segment liquidity, particularly between our corporate and asset/liability products segments as they relate to MBIA. Unexpected loss payments arising from ineligible mortgage loans in securitizations that we have insured, dislocation in the global financial markets, the overall economic downturn in the U.S., and the loss of our triple-A insurance financial strength ratings in 2008 significantly increased the liquidity needs and decreased the financial flexibility in our segments and legal entities. We continue to satisfy all of our payment obligations and we believe that we have adequate resources to meet our ongoing liquidity needs in both the short-term and the long-term. However, the Company could face additional liquidity pressure in all of its operations and businesses through increased liquidity demands or a decrease in its liquidity supply if (i) loss payments on the Company’s insured transactions were to rise significantly, including due to ineligible mortgage loans in securitizations that we have insured, (ii) market or adverse economic conditions persist for an extended period of time or worsen, (iii) the Company is unable to sell assets at values necessary to satisfy payment obligations or is unable to access new capital through the issuance of equity or debt, (iv) the Company experiences an unexpected acceleration of payments required to settle liabilities or (v) if the Company is unable to collect or is delayed in collecting on contract claim recoveries related to ineligible mortgage loans in securitizations. These pressures could arise from exposures beyond residential mortgage-related stress, which to date has been the main cause of stress.

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

Defaults, credit impairments and adverse capital market conditions such as we are currently experiencing, can create payment requirements as a result of our unconditional and irrevocable pledges to pay principal and interest, or other amounts owing on insured obligations, when due. Additionally, our U.S. public finance insurance segment requires cash for the payment of operating expenses. Finally, National also provides liquid assets to our asset/liability products segment through matched repurchase and reverse repurchase agreements to support its business operations and liquidity position, as described below.

Since inception, National, the entity from which we conduct our U.S. public finance insurance business, has generated positive cash flow from operations, and its cash outflows have been relatively stable and predictable. National held cash and short-term investments of $540 million as of March 31, 2011, of which $376 million was highly liquid and consisted predominately of highly rated municipal, U.S. agency and corporate bonds. In addition, the remainder of National’s investments, excluding those pledged to our asset/liability products business under the matched repurchase and reverse repurchase agreements, are also liquid and highly rated. The Company believes that the liquidity position of its U.S. public finance insurance segment is sufficient to meet cash requirements in the ordinary course of business.

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

Since the fourth quarter of 2007 through March 31, 2011, MBIA Corp. has made $8.2 billion of cash payments, before reinsurance and collections and including payments made to debt holders of consolidated VIEs, associated with RMBS securitizations and commutations and claim payments relating to CDS contracts referencing CDO-squared, multi-sector CDOs, CMBS pools and CRE CDOs. These cash payments include loss payments of $543 million made on behalf of MBIA Corp.’s consolidated VIEs. As a result of the placement of ineligible mortgage loans in RMBS securitizations and current economic stress, MBIA Corp. could incur additional payment obligations beyond these mortgage-related exposures, which may be substantial, increasing the stress on its liquidity position.

Of the $8.2 billion, MBIA Corp. has paid $5.7 billion of claims on policies insuring RMBS securitizations. We believe these payments were driven primarily by an overwhelming number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. As a result, payments have been far in excess of the level that might be expected in an economic downturn. As a result of the unprecedented and unexpected mortgage loan defaults driven by placement of ineligible loans in RMBS securitizations, MBIA could incur payment obligations beyond its current estimate. MBIA is seeking to enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations and has recorded a total of $2.6 billion of related recoveries on its statutory balance sheets. These recoveries are being pursued through litigation discussed more fully in “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

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

Additionally, our structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes. MBIA Corp. also provides guarantees to the holders of our asset/liability products debt obligations. If our asset/liability products segment or MBIA Inc. were unable to service the principal and interest payments on its debt and investment agreements, the holders of the insured liabilities would make a claim under the MBIA Corp. insurance policies. MBIA Corp. has lent $2.0 billion to the asset/liability products segment on a secured basis (“Secured Loan”) for the purpose of minimizing the risk that such a claim would be made. The Secured Loan matures in the fourth quarter of 2011. During the three months ended March 31, 2011, a total of $175 million was repaid and the amount outstanding was $800 million as of March 31, 2011.

In order to monitor liquidity risk and maintain appropriate liquidity resources for payments associated with our residential mortgage-related exposures, MBIA employs a stress scenario-based liquidity model using the same “Roll Rate Methodology” as described in “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements. Using this methodology, the Company estimates the level of payments that would be required to be made under stress-level default assumptions of the underlying collateral taking into account MBIA’s obligation to cover such defaults under our insurance policies. These estimated payments, together with all other significant operating, financing and investing cash flows are forecasted on a monthly basis for a period covering (i) the next 24-months and (ii) then annually thereafter to the final maturity of the longest dated outstanding insured obligation. The stress-loss scenarios and cash flow forecasts are periodically updated to account for changes in risk factors and to reconcile differences between forecasted and actual payments.

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

As of March 31, 2011, MBIA Corp. had unencumbered cash and available-for-sale investments of $2.0 billion, of which $927 million comprised cash and highly liquid assets of MBIA Insurance Corporation (without regard to its investments in its subsidiaries). The $927 million of cash and highly liquid assets include the benefit of cash and highly liquid assets received from the acquisition of Channel Re in the third quarter of 2010. Additionally, in aggregate, we believe the Company’s remaining contingent sources of liquidity accessible within one to three months totaled approximately $214 million as of March 31, 2011. We believe that MBIA Corp.’s liquidity resources, including the expected repayment of the Secured Loan during 2011, will adequately provide for anticipated cash outflows.

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

As of March 31, 2011, the corporate activities of MBIA Inc. had $300 million of cash and highly liquid assets available for general corporate liquidity purposes. This liquidity position provides our corporate segment with sufficient funds to cover 3.6 years of debt service and non-discretionary operating expenses. During the first quarter of 2011, National paid $114 million to MBIA Inc. pursuant to our tax sharing agreement. Consistent with the tax sharing agreement, these funds will be placed in an escrow account in the second quarter of 2011 and remain in escrow until the expiration of National’s two-year net operating loss carry-back period under U.S. tax rules. At the expiration of National’s carry-back period, any funds remaining after any reimbursement to National in respect of any net operating loss carry-backs will be available for general corporate purposes, including to satisfy any other obligations under the tax sharing agreement.

The Company’s corporate debt, investment agreements, MTNs, and derivatives may be accelerated by the holders of such instruments upon the occurrence of certain events, such as a breach of covenant or representation, a bankruptcy of MBIA Inc. or the filing of an insolvency proceeding in respect to MBIA Corp. MBIA Inc.’s obligations under its loans from GFL may only be accelerated upon the occurrence of a bankruptcy or liquidation of MBIA Inc. Refer to “Note 11: Business Segments” in the Notes to Consolidated Financial Statements for a description of the GFL loans. In the event of any acceleration of the Company’s obligations, including under its corporate debt, investment agreements, MTNs, or derivatives, the Company likely would not have sufficient liquid resources to pay amounts due with respect to its corporate debt and other obligations.

The Company has also issued commitments to two pooled investment programs managed or administered by Cutwater-ISC and its subsidiary. As of March 31, 2011, these commitments had a notional amount of $4.0 billion. Although the pooled investment programs hold high-quality short-term investments, there is risk that the Company will be required to make payments or incur a loss under these guarantees in the event of material redemptions by shareholders of the pools and the need to liquidate investments held in the pools. Refer to the “Results of Operations—Advisory Services” section included herein for a description of the pooled investment programs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Asset/Liability Products Liquidity

Our asset/liability products segment is subject to material liquidity risk. Cash needs in the asset/liability products segment are primarily for the payment of principal and interest on investment agreements and MTNs, and for posting collateral under repurchase agreements, derivatives and investment agreements, as well as for the payment of operating expenses. The primary sources of cash within the asset/liability products segment used to meet its liquidity needs include scheduled principal and interest on assets held in the segment’s investment portfolio and unencumbered assets, including cash held within the wind-down operations that is not required for posting against any of its liabilities. If needed, assets held within the segment can be sold or used in secured repurchase agreement borrowings to raise cash. However, our ability to sell assets or borrow against non-U.S. government securities in the fixed-income markets decreased significantly and the cost of such transactions increased significantly over the last two years due to the impact of the credit crisis on the willingness of investors to purchase or lend against even very high-quality assets. In addition, negative net interest spread between asset and liability positions resulted from the need to hold cash as collateral against terminable investment agreement contracts and reduced the cash flow historically provided by net investment income.

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

The asset/liability products segment, through MBIA Inc., maintains simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with National for up to $2.0 billion based on the fair value of securities borrowed. As of March 31, 2011, the fair value of security borrowings under these agreements totaled $1.9 billion. The asset/liability products segment has collateralized these security borrowings with assets rated BBB or better and having an aggregate fair value in excess of the securities borrowed. The NYSID approved the Asset Swap in connection with the re-domestication of National to New York. National has agreed to use good faith efforts to reduce the amount of the Asset Swap to no more than 10% of its admitted assets by no later than December 2011.

Other liquidity support within our asset/liability products segment that was outstanding as of March 31, 2011 included a secured loan between MBIA Inc. and MBIA Corp. for up to $2.0 billion, under which $800 million was outstanding as of March 31, 2011, and a repurchase agreement between MBIA Inc. and the conduit segment (through Meridian) for up to $1 billion, under which $100 million was outstanding as of March 31, 2011. As of March 31, 2011, including the $2.0 billion of intercompany resources, the asset/liability products segment had cash and investments of $3.9 billion and receivables for securities sold net of payables for securities purchased of $24 million.

Following the Moody’s downgrade of MBIA Corp. to Baa1 in November 2008, most outstanding investment agreements were terminated in accordance with their terms. As of March 31, 2011, we had $4.1 billion in remaining third-party liabilities related to our asset/liability products business, of which $1.9 billion were investment agreements. All of the investment agreements were collateralized by cash or high-grade securities. We believe the asset/liability products program has adequate cash and highly liquid securities to retire all remaining investment agreements where holders have a right to terminate. The remaining $2.2 billion in liabilities consist of MTNs issued by GFL and term repurchase agreements. We believe no additional collateral or termination provisions would be triggered in the event of a further downgrade of MBIA Corp.’s credit rating. Payments and additional collateral requirements on the liabilities in the asset/liability products segment are expected to be met without the need for additional asset sales in the current stressed credit environment but rather from cash flows from investments and the intercompany facilities described above.

As of March 31, 2011, the asset/liability products segment held $664 million in cash and short-term investments of which $240 million was free cash not pledged as collateral against its liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The Company has managed the asset/liability products segment within a number of risk and liquidity parameters and maintains cash and liquidity resources that it believes will be sufficient in the near term to make all payments due on the investment agreement and GFL MTN obligations and to meet other financial requirements such as posting collateral and paying operating expenses. However, to the extent we experience further asset impairments, asset or liability cash flow variability or reductions in the market value or rating eligibility of assets pledged as collateral, we may have insufficient resources to meet any increase in collateral margin requirements on guaranteed investment contracts or intercompany and third-party liquidity or swap arrangements. In such events, we may be forced to sell additional assets at potentially substantial losses to meet such obligations. In addition, as a result of a deficit in this business of cash, investments and other liquid assets at amortized cost to debt issued to third-parties and affiliates at amortized cost, which deficit is expected to increase as a result of on-going expected operating losses, we may have insufficient assets to make all payments due on the investment agreement and GFL MTN obligations as they come due. In order to address this deficit, the Company is pursuing strategies such as investing in assets that produce higher yields and seeking to purchase liabilities at a discount, and may be required to pursue additional strategies such as raising capital to resolve the deficit. While the asset/liability products segment may receive further liquidity support from our corporate segment, there can be no assurance that such support would be adequate to meet all payment obligations.

Consolidated Cash Flows

Operating Cash Flows

For the three months ended March 31, 2011, net cash used by operating activities totaled $546 million compared with $297 million for the same period of 2010. The Company’s net use of cash in the first three months of 2011 was largely related to payments for commutations of CDS contracts and loss payments on financial guarantee insurance policies insuring RMBS exposure. The Company’s net use of cash in the first three months of 2010 was largely related to loss payments on financial guarantee insurance policies insuring RMBS exposure and claim payments on CDS contracts. Cash from operating activities in both periods was also adversely impacted by a decrease in net investment income and premium collections. We believe that we have sufficient cash on hand, liquid assets and future cash receipts to satisfy expected claims payments and other expenses in the future.

Investing Cash Flows

For the three months ended March 31, 2011, net cash provided by investing activities was $1.0 billion compared with $1.6 billion for the same period of 2010. Net cash provided by investing activities in the first three months of 2011 resulted from sales and redemptions of securities for purposes of funding commutations of CDS contracts, insurance-related loss payments, investment agreement withdrawals, and repayments of other debt. Net cash provided by investing activities in the first three months of 2010 resulted from sales and redemptions of securities for purposes of funding insurance-related loss payments, investment agreement withdrawals, and payments for the retirement of other debt, as well as cash recognized in the consolidation of VIEs.

Financing Cash Flows

For the three months ended March 31, 2011, net cash used by financing activities was $626 million compared with $895 million for the same period of 2010. Net cash used by financing activities in first three months of 2011 and 2010 principally related to withdrawals of investment agreements, principal payments on VIE notes, and payments for the retirement of other debt.

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

Our available-for-sale investments comprise high-quality fixed-income securities and short-term investments. As of March 31, 2011 and December 31, 2010 the fair value of our consolidated available-for-sale investments was $11.3 billion and $11.9 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of March 31, 2011 and December 31, 2010 were $277 million and $366 million, respectively.

In millions	As of March 31, 2011	As of December 31, 2010	Percent Change 2011 vs. 2010
Available-for-sale investments:
U.S. public finance insurance operations segment
Amortized cost	$5,318	$5,489	-3%
Unrealized net gain (loss)	(81)	(66)	23%

Fair value	$5,237	$5,423	-3%

Structured finance and international insurance operations
Amortized cost	$1,995	$2,211	-10%
Unrealized net gain (loss)	(30)	(14)	114%

Fair value	$1,965	$2,197	-11%

Corporate segment
Amortized cost	$339	$275	23%
Unrealized net gain (loss)	-	-	n/m

Fair value	$339	$275	23%

Advisory services
Amortized cost	$17	$21	-19%
Unrealized net gain (loss)	-	-	n/m

Fair value	$17	$21	-19%

Wind-down operations
Amortized cost	$4,150	$4,489	-8%
Unrealized net gain (loss)	(399)	(505)	-21%

Fair value	$3,751	$3,984	-6%

Total available-for-sale investments:
Amortized cost	$11,819	$12,485	-5%
Unrealized net gain (loss)	(510)	(585)	-13%

Total available-for-sale investments at fair value	$11,309	$11,900	-5%

Investments carried at fair value:
Structured finance and international insurance operations
Amortized cost	$1	$1	0%
Unrealized net gain (loss)	-	-	n/m

Fair value	$1	$1	0%

Corporate segment
Amortized cost	$12	$10	20%
Unrealized net gain (loss)	-	-	n/m

Fair value	$12	$10	20%

Advisory services
Amortized cost	$2	$2	0%
Unrealized net gain (loss)	-	-	n/m

Fair value	$2	$2	0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

In millions	As of March 31, 2011	As of December 31, 2010	Percent Change 2011 vs. 2010
Wind-down operations
Amortized cost	$27	$27	0%
Unrealized net gain (loss)	(13)	(15)	-13%

Fair value	$14	$12	17%

Total investments carried at fair value:
Amortized cost	$42	$40	5%
Unrealized net gain (loss)	(13)	(15)	-13%

Total Investments carried at fair value	$29	$25	16%

Held-to-maturity investments:
Structured finance and international insurance operations - amortized cost	$1	$1	0%

Total held-to-maturity investments at amortized cost	$1	$1	0%

Other investments
Corporate segment
Amortized cost	$1	$1	0%

Advisory services
Amortized cost	$1	$-	n/m

Total other investments at amortized cost	$2	$1	100%

Consolidated investments at carrying value	$11,341	$11,927	-5%

n/m - Percentage change not meaningful.

The carrying value of our consolidated investment portfolio was $11.3 billion and $11.9 billion as of March 31, 2011 and December 31, 2010, respectively.

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

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of March 31, 2011 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance		Structured Finance and International		Advisory Services		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Fixed- Income Invest- ments	Fair Value	% of Fixed- Income Invest- ments	Fair Value	% of Fixed- Income Invest- ments	Fair Value	% of Fixed- Income Invest- ments	Fair Value	% of Fixed- Income Invest- ments	Fair Value	% of Fixed- Income Invest- ments
Available-for-sale:
Aaa	$2,294	48%	$767	67%	$1	50%	$-	0%	$414	14%	$3,476	39%
Aa	1,914	40%	47	4%	-	0%	-	0%	551	19%	2,512	29%
A	439	9%	11	1%	1	50%	-	0%	882	31%	1,333	15%
Baa	129	3%	38	3%	-	0%	-	0%	672	23%	838	10%
Below investment grade	9	0%	215	19%	-	0%	-	0%	291	10%	515	6%
Not rated	4	0%	66	6%	-	0%	-	0%	65	3%	136	2%

Total	$4,789	100%	$1,144	100%	$2	100%	$-	0%	$2,875	100%	$8,810	100%
Short-term investments	445		810		15		331		651		2,252
Investments held-to-maturity	-		1		-		-		-		1
Investments held at fair value	-		2		2		12		13		29
Other investments	3		10		1		9		226		249

Consolidated investments at carrying value	$5,237		$1,967		$20		$352		$3,765		$11,341

As of March 31, 2011, the weighted average credit quality of the Company’s available-for-sale investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations
Weighted average credit quality ratings	Aa	Aa	Aa	-	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of March 31, 2011, Insured Investments at fair value represented $1.9 billion or 17% of consolidated investments, of which $1.0 billion or 9% of consolidated investments were Company-Insured Investments.

As of March 31, 2011, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range, and 6% of the total investment portfolio would be rated below investment grade.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The distribution of the Company’s Insured Investments by financial guarantee insurer as of March 31, 2011 is presented in the following table:

	U.S. Public		Structured Finance and		Wind-down
	Finance		International		Operations		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$1	0%	$175	2%	$442	4%	$618	6%
AGM	248	2%	2	0%	272	2%	522	4%
Ambac	75	1%	2	0%	182	2%	259	3%
National	263	2%	12	0%	94	1%	369	3%
FGIC	12	0%	3	0%	118	1%	133	1%
Other	9	0%	-	0%	8	0%	17	0%

Total	$608	5%	$194	2%	$1,116	10%	$1,918	17%

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

The underlying ratings of the Company-Insured Investments as of March 31, 2011 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions		Structured
	U.S. Public	Finance and
Underlying Ratings	Finance	International	Wind-down
Scale	Insurance	Insurance	Operations	Total
National:
Aaa	$-	$-	$-	$-
Aa	81	-	42	123
A	118	-	28	146
Baa	64	12	24	100
Below investment grade	-	-	-	-

Total National	$263	$12	$94	$369

MBIA Corp.:
Aaa	$-	$-	$12	$12
Aa	-	6	14	20
A	-	-	85	85
Baa	-	2	253	255
Below investment grade	1	167	78	246

Total MBIA Corp.	$1	$175	$442	$618

Total MBIA Insured Investments	$264	$187	$536	$987

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of March 31, 2011, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range, the weighted average rating of only the Company-Insured Investments was in the Baa range, and 5% of the Company-Insured Investment portfolio was rated below investment grade.

Impaired Investments

As of March 31, 2011 and December 31, 2010, we had impaired investments (investments for which fair value was less than amortized cost) with a fair value of $6.6 billion and $7.0 billion, respectively. We analyze impaired investments within our investment portfolio for other-than-temporary impairments on a quarterly basis. Our analysis focuses on securities that meet one of the following two thresholds: (i) 20% impaired at the time of review or (ii) 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period, principally relating to ABS, MBS, and corporate securities.

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

Debt Obligations

Principal payments due under our debt obligations in the nine months ending December 31, 2011 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. The repayment of principal on our Surplus Notes is reflected in 2013, the first call date. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of March 31, 2011, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of March 31, 2011
In millions	Nine Months Ended December 31, 2011	2012	2013	2014	2015	Thereafter	Total
Structured finance and international insurance segment:
Variable interest entity notes	$524	$704	$793	$768	$2,055	$13,043	$17,887
Surplus notes	-	-	940	-	-	-	940
Corporate-segment:
Long-term debt	-	-	-	-	-	905	905
Asset/liability products segment:
Investment agreements	93	547	186	269	175	758	2,028
Medium-term notes	16	119	42	59	259	2,083	2,578
Securities sold under agreements to repurchase	-	470	-	-	-	-	470
Conduit segment:
Medium-term notes	-	-	-	173	-	931	1,104
Long-term liquidity loans	-	-	-	-	-	360	360

Total	$633	$1,840	$1,961	$1,269	$2,489	$18,080	$26,272

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2011 from instantaneous shifts in interest rates.

Change in Interest Rates

In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$ 473	$ 376	$ 224	$ (242)	$ (480)	$ (705)

Foreign Exchange Sensitivity

Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2011 from instantaneous shifts in foreign exchange rates.

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$ (67)	$ (34)	$ 34	$ 67

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments (including investment securities and investment agreement and MTN obligations) as of March 31, 2011 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. MBIA Corp.’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally change in opposite direction from the liability portfolio.

Change in Credit Spreads

In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$ 374	$ 104	$ (112)	$ (486)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

MARKET RISK (continued)

Insured Credit Derivatives Sensitivity

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. All these transactions were insured by the Company’s structured finance and international insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of March 31, 2011, approximately 20% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s wind-down operations enter into single-name CDSs as part of its asset management activities. In 2011, the value of the Company’s credit derivative contracts was affected predominantly by the effect of the Company’s own credit risk on the portfolio. As risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

In 2011, the Company has observed a tightening of its own credit spreads. As changes in fair value can be caused by factors unrelated to the performance of MBIA’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting will cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

The following tables reflect sensitivities to changes in credit spreads, collateral prices, rating migrations, recovery rates and to changes in our own credit spreads and recovery rates. Each table stands on its own and should be read independently of each other.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of March 31, 2011. In scenarios where credit spreads decreased, a floor of zero was used. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Credit Spreads

In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$2,243	$811	$213	$-	$(226)	$(964)	$(2,897)

Estimated net fair value	$(3,441)	$(4,873)	$(5,471)	$(5,684)	$(5,910)	$(6,648)	$(8,581)

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

Since the Company is now using collateral prices as an input into the new Direct Price Model for certain multi-sector insured CDOs, a sensitivity analysis below shows the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in collateral prices as of March 31, 2011.

	Change in Collateral Prices
	(Structured Finance and International Insurance Operations)

In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$219	$113	$-	$(113)	$(227)

Estimated net fair value	$(5,467)	$(5,573)	$(5,686)	$(5,799)	$(5,913)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

MARKET RISK (continued)

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a one and three notch rating change in the credit quality as of March 31, 2011. A notch represents a one step movement up or down in the credit rating. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Credit Ratings
	(Structured Finance and International Insurance Operations)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$1,999	$977	$-	$(1,158)	$(2,551)
Estimated net fair value	$(3,687)	$(4,709)	$(5,686)	$(6,844)	$(8,237)

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of March 31, 2011. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Recovery Rates
	(Structured Finance and International Insurance Operations)

In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$336	$169	$-	$(168)	$(326)
Estimated net fair value	$(5,350)	$(5,517)	$(5,686)	$(5,854)	$(6,012)

Accounting principles for fair value measurements and disclosures require the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivative portfolio using upfront credit spreads of 0%, an increase of 15%, and a decrease of 30%. The actual upfront spread used in the valuation as of March 31, 2011 ranged from 8.63% to 42.5% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Upfront Credit Spread
	(Structured Finance and International Insurance Operations)
In millions	Increase by 15 Percent	No Change	Decrease by 30 Percent	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$93	$-	$(675)	$(3,348)
Estimated net fair value	$(5,593)	$(5,686)	$(6,361)	$(9,034)

With the inclusion of the MBIA recovery rate in the calculation of nonperformance risk for insured CDS liabilities, the following sensitivity analysis shows the change in fair value of insured CDS liabilities due to changes in that recovery rate. The values we are showing below reflect the approximate trading range of the MBIA recovery rate in the last few months.

	MBIA’s Recovery Rate
	(Structured Finance and International Insurance Operations)
In millions	Decrease to 25 Percentage Points	No Change	Increase to 50 Percentage Points
Estimated pre-tax net gains (losses)	$999	$-	$(1,572)
Estimated net fair value	$(4,687)	$(5,686)	$(7,258)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

MARKET RISK (continued)

MBIA’s insurance of structured credit derivatives typically remain in place until the maturity of the derivative. We have, however, periodically established positions which offset its insurance positions in the reinsurance market, in which contracts also typically remain in place until the maturity of the insurance contract. Any difference between the price of the initial transaction and the offsetting transaction will result in gains or losses. With respect to MBIA’s insured structured credit derivatives, in the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses should reverse before or at maturity of the contracts. Additionally, in the event of the termination and settlement of a contract prior to maturity, any resulting gain or loss upon settlement will be recorded in our financial statements. In February 2008, we announced our intention not to insure credit derivatives in the future, except in transactions that are intended to reduce our overall exposure to insured derivatives. This may result in termination of certain existing contracts prior to maturity.

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

PART II OTHER INFORMATION

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

Corporate Litigation

The Company was named as a defendant, along with certain of its current and former officers, in private securities actions that were consolidated in the U.S. District Court for the Southern District of New York as In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). The plaintiffs asserted claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs purport to be acting as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”). The lawsuit asserts, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). in connection with a health care transaction loss. The plaintiffs allege that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices throughout the Class Period.

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

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re MBIA Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the U.S. District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff, the Teachers’ Retirement System of Oklahoma, seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Exchange Act. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to collateralized deb obligations (“CDOs”) containing residential mortgage-backed securities (“RMBS”), specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. On April 30, 2010, plaintiffs filed their Second Consolidated Amended Class Action Complaint. The motion to dismiss the Second Consolidated Amended Class Action Complaint filed on behalf of Messrs. Chaplin and Dunton was fully briefed as of October 29, 2010.

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant, entitled Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515, (the “Detroit Complaint”), was filed in the U.S. District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Consolidated Class Action, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The Detroit Complaint purports to relate to a so-called “Relevant Time Period” from February 9, 2006, through the time of filing of the complaint. On December 14, 2010, Judge Karas dismissed the complaint without prejudice. On December 23, 2010, a new demand making similar claims was made on the Company’s Board of Directors. The new demand was rejected by the Company’s Special Litigation Committee on March 4, 2011.On August 11, 2008, a shareholder derivative lawsuit entitled Crescente v. Brown et al., No. 08-17595 was filed in the Supreme Court of the State of New York, County of Westchester against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant. The gravamen of this complaint is similar to the Detroit Complaint except that the time period assertedly covered is from January, 2007, through the time of filing of this complaint. The derivative plaintiff has agreed to stay the action pending further developments in the federal derivative litigation.

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

The claims as they now stand allege participation by all defendants in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and not-for-profit issuers and thus created market demand for bond insurance. Plaintiffs also allege that the individual bond insurers participated in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guarantees), and each failed adequately to disclose the impact of those transactions on their financial condition. In addition to the statutory antitrust claim, plaintiffs assert common law theories in breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, negligence, and unjust enrichment. The non-municipal plaintiffs also allege a California unfair competition cause of action. Defendants’ demurrers were filed on September 17, 2010 and plaintiffs’ opposition to demurrers were filed on October 22, 2010. On November 30, 2010, prior to the hearing on the demurrers, the credit rating agency defendants removed the seven actions in which they were named to the U.S. District Court for the Northern District of California. On December 8, 2010, defendant Ambac Assurance Corp. removed the remaining actions. On January 31, 2011, the district court granted plaintiffs’ motion to remand the cases back to San Francisco Superior Court. A hearing on demurrers and a case management conference is scheduled for July 6, 2011.

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

On April 5, 2010, Tri-City Healthcare District, a California public healthcare legislative district, filed a complaint in the Superior Court of California, County of San Francisco, against MBIA Inc., MBIA Corp., National Public Finance Guarantee Corporation and subsidiary (“National”), certain MBIA employees (collectively for this paragraph, “MBIA”), as well as various financial institutions and law firms. Tri-City subsequently filed three amended complaints. The Third Amendment Complaint, filed on January 26, 2011, purports to state 10 causes of against MBIA for, among other things, fraud, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and violation of the California False Claims Act arising from Tri-City Healthcare District’s investment in auction rate securities. On February 17, 2011, MBIA filed its demurrer to the Third Amended Complaint. On March 24, 2011, the court sustained MBIA demurrers with respect to seven causes of action, most with leave to amend under certain circumstances, and one with prejudice. Certain MBIA employees named as individual defendants will be dismissed from the case.

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

Recovery Litigation

On September 30, 2008, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleged that Countrywide fraudulently induced MBIA to provide financial guarantee insurance on securitizations of HELOCs and closed end second-liens by misrepresenting the true risk profile of the underlying collateral and Countrywide’s adherence to its strict underwriting standards and guidelines. The complaint also alleged that Countrywide breached its representations and warranties and its contractual obligations, including its obligation to cure or repurchase ineligible loans as well as its obligation to service the loans in accordance with industry standards. In an order dated July 8, 2009, the New York State Supreme Court denied Countrywide’s motion to dismiss in part, allowing the fraud cause of action to proceed against all three Countrywide defendants and the contract causes of action to proceed against Countrywide Home Loans, Inc. On August 24, 2009, MBIA Corp. filed an amended complaint, adding Bank of America and Countrywide Home Loans Servicing LP as defendants and identifying an additional five securitizations. On April 29, 2010, the court denied defendants’ motion to dismiss Bank of America and allowed MBIA Corp.’s claims for successor and vicarious liability to proceed against Bank of America, as well as upholding MBIA Corp.’s fraud claim. On May 28, 2010, defendants filed their notice of appeal with respect to the denial of the dismissal of MBIA Corp.’s claims for fraud and breach of the implied covenant of good faith and fair dealing. On June 11, 2010, MBIA Corp. filed its cross notice of appeal with respect to the dismissal of its claims of negligent misrepresentation and the limitation of its claim for breach of implied covenant of good faith and fair dealing. Argument on the appeals was heard by the New York Supreme Court, Appellate Division, First Department on March 8, 2011 and a decision is pending. On December 22, 2010, the court granted MBIA Corp.’s motion in limine allowing it to offer evidence relating to statistically valid random samples of loans from each of the Countrywide securitizations in support of its contract and fraud cases of action for purposes of determining liability and damages. At a hearing on April 28, 2011, the court indicated that fact and expert discovery will close on November 18, 2011.

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

On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc (“Credit Suisse”). The complaint seeks damages for fraud and breach of contractual obligations in connection with the procurement of financial guarantee insurance on the Home Equity Mortgage Trust Series 2007-2 securitization. The complaint alleges, among other claims, that Credit Suisse falsely represented (i) the attributes of the securitized loans; (ii) that the loans complied with the governing underwriting guidelines; and (iii) that Credit Suisse had conducted extensive due diligence on the securitized loans to ensure compliance with the underwriting guidelines. The complaint further alleges that the defendants breached their contractual obligations to cure or repurchase loans found to be in breach of the representations and warranties applicable thereto and denied MBIA the requisite access to all records and documents regarding the securitized loans. On August 9, 2010, the court denied Credit Suisse’s motion to dismiss in part. On January 27, 2011, the court issued a ruling allowing MBIA Corp. a jury trial on its fraudulent inducement cause of action, which Credit Suisse is appealing. Briefing on the appeal of the foregoing jury trial issue was completed on April 29, 2011. On April 7, 2011, in light of its ruling in Ambac v. DLJ Mortgage; Index No. 600070/2011, Sup. Ct. (N.Y. County) dismissing Ambac’s fraud claim, the court indicated it is reconsidering its August 9, 2010 decision denying dismissal of MBIA Corp.’s fraudulent inducement cause of action.

On December 6, 2010, MBIA. Corp. commenced an action in New York State Supreme Court, Westchester County, against Morgan Stanley, Morgan Stanley Capital Holdings LLC and Saxon Mortgage Services Inc. (collectively, “Morgan Stanley”). The complaint alleges fraud and breach of contract on the part of Morgan Stanley in connection with MBIA Corp.’s issuance of financial guarantee insurance on the MSM 2007-9SL Alt-A second-lien RMBS transaction, as well as breach of Saxon Mortgage Inc.’s servicing obligations. On February 1, 2011, Morgan Stanley filed its motion to dismiss. Argument on the motion to dismiss was heard on April 22, 2011 and a decision is pending.

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

On April 30, 2009, MBIA Corp. and LaCrosse commenced an action in the New York State Supreme Court, New York County, against Merrill Lynch, Pierce, Fenner and Smith, Inc. and Merrill Lynch International. The complaint (amended on May 15, 2009) seeks damages in an as yet indeterminate amount believed to be in excess of several hundred million dollars arising from alleged misrepresentations and breaches of contract in connection with eleven CDS contracts pursuant to which MBIA wrote protection in favor of Merrill Lynch and other parties on a total of $5.7 billion in CDOs arranged and marketed by Merrill Lynch. The complaint also seeks rescission of the CDS contracts. On April 9, 2010, the court denied in part and granted in part Merrill Lynch’s motion to dismiss. On April 13, 2010, MBIA Corp. filed a notice of appeal with respect to the dismissal of its claims for fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing. Merrill Lynch filed its cross notice of appeal regarding the breach of contract claim that survived the motion to dismiss. On February 1, 2011, the New York Supreme Court, Appellate Division, First Department affirmed the lower court’s dismissal and reversed the lower court’s ruling relating to MBIA Corp.’s breach of contract claim. MBIA Corp. intends to seek leave to appeal the Appellate Division’s ruling to the New York State Court of Appeals. MBIA Corp. will also shortly file a request to file a second amended complaint.

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

On September 22, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against IndyMac ABS, Inc., Home Equity Mortgage Loan Asset-Backed Trust, Series 2006-H4, Home Equity Mortgage Loans Asset-Backed Trust, Series INDS 2007-I, Home Equity Mortgage Loan Asset-Backed Trust, Series INDS 2007-2, Credit Suisse Securities (USA), L.L.C., UBS Securities, LLC, JPMorgan Chase & Co., Michael Perry, Scott Keys, Jill Jacobson, and Kevin Callan. The Complaint alleges that IndyMac Bank made numerous misrepresentations and omissions of material fact in connection with its sale of certain RMBS, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA Corp. commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA Corp. as the insurer of the income streams on these securities. On October 19, 2009, MBIA Corp. dismissed IndyMac ABS, Inc. from the action without prejudice. On October 23, 2009, defendants removed the case to the U.S. District Court for the Central District of California. On November 30, 2009, the IndyMac trusts were consensually dismissed from the litigation. On December 23, 2009, federal District Court Judge S. James Otero of the Central District of California granted MBIA Corp.’s motion to remand the case to Los Angeles Superior Court. On March 25, 2010, the case was reassigned to Judge Carl West. On June 4, 2010, defendants filed their Answers and Motion for Judgment on the Pleadings. MBIA Corp.’s opposition was filed on June 23, 2010. On August 3, 2010, the court denied defendants Motion for Judgment on the Pleadings in its entirety. Phased discovery has begun.

On December 9, 2009, MBIA Corp. and LaCrosse commenced an action in U.S. District Court for the Southern District of New York against Cooperatieve Centrale Raiffeisen Boerenleenbank B.A. (“Rabobank”), The Bank of New York Mellon Trust Company, N.A., as Trustee (“Bank of New York Mellon”), and Paragon CDO Ltd. MBIA, as controlling class under the relevant Indenture, commenced the action seeking declaratory relief and damages for breach of contract and negligence relating to the improper sale of certain reference obligations in the Paragon CDO portfolio pool. On January 15, 2010, Rabobank and Bank of New York Mellon filed their answers. On February 16, 2010, Paragon CDO Ltd. was dismissed from the case with prejudice. On April 16, 2010, Rabobank and Bank of New York Mellon filed respective pleadings opposing MBIA Corp.’s motion for summary judgment and in support of their own cross-motions for summary judgment. On March 25, 2011, the court denied summary judgment to defendants on plaintiffs’ claim for breach of contract that it failed to provide proper notice of the sale of the reference obligations at issue, denied plaintiffs’ motion for summary judgment and granted summary judgment to defendants on plaintiffs’ remaining claims. Discovery will now commence on plaintiffs’ surviving claim.

Transformation Litigation

On March 11, 2009, a complaint was filed in the U.S. District Court of the Southern District of New York against the Company and its subsidiaries, MBIA Corp. and National, entitled Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (S.D.N.Y.). The lead plaintiffs, Aurelius Capital Master, Ltd., Aurelius Capital Partners, LP, Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P., and Fir Tree Mortgage Opportunity Master Fund, L.P. (the “Aurelius Plaintiffs”), purport to be acting as representatives for a class consisting of all holders of securities, instruments, or other obligations for which MBIA Corp., before February 18, 2009, issued financial guarantee insurance other than U.S. municipal/governmental bond securities. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the New York State Insurance Department (“NYSID”), constituted fraudulent conveyances under §§ 273, 274 and 276 of New York Debtor and Creditor Law and a breach of the implied covenant of good faith and fair dealing under New York common law. The Complaint seeks, inter alia, (a) a declaration that the alleged fraudulent conveyances are null and void and set aside, (b) a declaration that National is responsible for the insurance policies issued by MBIA Corp. up to February 17, 2009, and (c) an award of damages in an unspecified amount together with costs, expenses and attorneys’ fees in connection with the action. On February 11, 2010, Judge Sullivan entered an order denying MBIA’s motion to dismiss. On January 20, 2011 in light of the Appellate Division of the New York State Supreme Court’s order dismissing the ABN AMRO Bank N.V. et al. v. MBIA Inc. et al. discussed below, Judge Sullivan stayed this action pending plaintiffs’ appeal to the New York State Court of Appeals.

On April 6, 2009, a complaint was filed in the Court of Chancery for the State of Delaware entitled Third Avenue Trust and Third Avenue Variable Series Trust v. MBIA Insurance Corp. and MBIA Insurance Corp. of Illinois, CA 4486-UCL. Plaintiffs allege that they are holders of approximately $400 million of surplus notes issued by MBIA Corp. (for purposes of this section, the “Notes”) in January 2008. The complaint alleges (Count I) that certain of the Transactions breached the terms of the Notes and the Fiscal Agency Agreement dated January 16, 2008 pursuant to which the Notes were issued. The complaint also alleges that certain transfers under the Transactions were fraudulent in that they allegedly left MBIA Corp. with “unreasonably small capital” (Count II), “insolvent” (Count III), and were made with an “actual intent to defraud” (Count IV). The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions (b) declaring that the Transactions constituted a fraudulent conveyance, and (c) damages in an unspecified amount. On October 28, 2009, Vice Chancellor Strine entered an order dismissing the case without prejudice. On December 21, 2009, plaintiffs re-commenced the action in New York State Supreme Court. On February 10, 2011, the New York County Commercial Division announced that Hon. O. Peter Sherwood has been assigned to the case to replace Justice Yates, who has resigned. On March 15, 2011, Justice Sherwood recused himself and the case is now assigned to Justice Barbara Kapnick.

On May 13, 2009, a complaint was filed in the New York State Supreme Court against the Company and its subsidiaries, MBIA Corp. and National, entitled ABN AMRO Bank N.V. et al. v. MBIA Inc. et al. The plaintiffs, a group of domestic and international financial institutions, purport to be acting as holders of insurance policies issued by MBIA Corp. directly or indirectly guaranteeing the repayment of structured finance products. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the NYSID, constituted fraudulent conveyances and a breach of the implied covenant of good faith and fair dealing under New York law. The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions, (b) declaring that the Transactions constituted a fraudulent conveyance, (c) declaring that MBIA Inc. and National are jointly and severally liable for the insurance policies issued by MBIA Corp., and (d) ordering damages in an unspecified amount. On February 17, 2010, the court denied defendants’ motion to dismiss. On January 11, 2011, the Appellate Division of the New York State Supreme Court reversed the lower court’s ruling and dismissed the complaint. On January 20, 2011, plaintiffs appealed to the New York State Court of Appeals and argument has been scheduled for May 31, 2011. On February 10, 2011, the New York County Commercial Division announced that Hon. O. Peter Sherwood has been assigned to the case to replace Justice Yates, who has resigned. On March 15, 2011, Justice Sherwood recused himself and the case is now assigned to Justice Barbara Kapnick. Seven of the original nineteen plaintiffs have dismissed their claims, several of which dismissals were related to the commutation of certain of their MBIA-insured exposures.

On June 15, 2009, the same group of domestic and international financial institutions who filed the above described plenary action in New York State Supreme Court filed a proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled ABN AMRO Bank N.V. et al. v. Eric Dinallo, in his capacity as Superintendent of the NYSID, the NYSID, MBIA Inc. et al. In its motions to dismiss the three above-referenced plenary actions, the Company argued that an Article 78 proceeding is the exclusive forum in which a plaintiff may raise any challenge to the Transformation approved by the Superintendent of the NYSID. The petition seeks a judgment (a) declaring void and to annul the approval letter of the Superintendent of the NYSID, (b) to recover dividends paid in connection with the Transactions, and (c) declaring that the approval letter does not extinguish plaintiffs’ direct claims against MBIA Inc. and its subsidiaries in the plenary action described above. MBIA and the NYSID filed their answering papers to the Article 78 Petition on November 24, 2009 and argued that based on the record and facts, approval of Transformation and its constituent transactions was neither arbitrary nor capricious nor in violation of New York Insurance Law. As described above, seven of the original nineteen plaintiffs have dismissed their claims. Submission of all papers relating to the original petition are scheduled to be completed by October 31, 2011. On February 10, 2011, the New York County Commercial Division announced that Hon. O. Peter Sherwood has been assigned to the case to replace Justice Yates, who has resigned. On March 15, 2011, Justice Sherwood recused himself and the case is now assigned to Justice Barbara Kapnick.

On October 22, 2010, a similar group of domestic and international financial institutions who filed the above described Article 78 proceeding and related plenary action in New York State Supreme Court filed an additional proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled Barclays Bank PLC et. al. v. James Wrynn, in his capacity as Superintendent of the NYSID, the NYSID, MBIA Inc. et al. This petition challenges the NYSID’s June 22, 2010 approval of National’s restatement of earned surplus. On February 10, 2011, the New York County Commercial Division announced that Hon. O. Peter Sherwood has been assigned to the case to replace Justice Yates, who has resigned. On March 15, 2011, Justice Sherwood recused himself and the case is now assigned to Justice Barbara Kapnick. The proceeding is currently stayed.

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

There has been no material change in the Company’s risk factors during the three months ended March 31, 2011. For additional information on risk factors, refer to Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents repurchases made by the Company in each month during the first quarter of 2011:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Amount Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in thousands)
January	323	$13.10	-	$73,057
February	-	-	-	73,057
March	102,932	10.38	-	73,057

(1) – 101,255 shares were repurchased by the Company for settling awards under the Company’s long-term incentive plans and 2,000 shares were purchased as an investment in the Company’s non-qualified deferred compensation plan

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 4, 2011 (the “Annual Meeting”). The matters that were voted upon at the Annual Meeting, and the number of votes cast for or against each matter (and percent of shares voted), as well as the number of abstentions (and percent of shares voted) and broker non-votes as to each such matter, where applicable, are set forth below.

Proposal 1: Election of Directors. The shareholders elected the Company’s nominees to the Board of Directors. The voting results were as follows:

Nominees	For (% of shares voted)		Against (% of shares voted)		Abstain (% of shares voted)		Broker Non-Votes
Joseph W. Brown	154,280,973	(99.67%)	406,448	(0.26%)	92,697	(0.05%)	28,829,236
David A. Coulter	146,077,808	(94.37%)	8,610,141	(5.56%)	92,169	(0.05%)	28,829,236
Claire L. Gaudiani	154,055,767	(99.53%)	630,187	(0.40%)	94,164	(0.06%)	28,829,236
Steven J. Gilbert	154,305,351	(99.69%)	380,183	(0.24%)	94,584	(0.06%)	28,829,236
Daniel P. Kearney	154,055,539	(99.53%)	629,022	(0.40%)	95,557	(0.06%)	28,829,236
Kewsong Lee	154,336,148	(99.71%)	348,207	(0.22%)	95,763	(0.06%)	28,829,236
Charles R. Rinehart	154,298,096	(99.68%)	386,357	(0.24%)	95,665	(0.06%)	28,829,236
Theodore Shasta	154,356,582	(99.72%)	330,281	(0.21%)	93,255	(0.06%)	28,829,236
Richard C. Vaughan	154,301,123	(99.69%)	371,740	(0.24%)	107,255	(0.06%)	28,829,236

Proposal 2: Approval of Compensation Paid to Named Executive Officers. The shareholders voted to approve the compensation of the Company’s named executive officers listed in the proxy statement for the Annual Meeting. The shareholder vote is advisory and non-binding. The voting results were as follows:

For (% of shares voted)		Against (% of shares voted)		Abstain (% of shares voted)		Broker Non-Votes
153,468,951	(99.15%)	989,833	(0.63%)	321,334	(0.20%)	28,829,236

Proposal 3: Vote on Frequency of the Shareholder Vote on Named Executive Officer Compensation. The shareholders voted for the Company to present shareholders with the opportunity to vote on the compensation awarded to its named executive officers every year. The shareholder vote is advisory and non-binding. The voting results were as follows:

Every Year (% of shares voted)		Every Two Years (% of shares voted)		Every Three Years (% of shares voted)		Abstain (% of shares voted)
146,597,713	(94.71%)	155,816	(0.10%)	7,643,651	(4.93%)	382,938	(0.24%)

Proposal 4: Ratification of Appointment of Independent Registered Public Accounting Firm. The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2011. The voting results were as follows:

For (% of shares voted)		Against (% of shares voted)		Abstain (% of shares voted)		Broker Non-Votes
182,712,356	(99.51%)	745,469	(0.40%)	151,529	(0.08%)	0

With respect to Proposal 3, in light of the voting results, the Company’s Board of Directors has determined that the Company currently intends to hold an advisory vote on the compensation of named executive officers every year until the next required vote on the frequency of advisory votes on named executive officer compensation. The Company is required to hold a vote on frequency every six years.

Departure of Named Executive Officer and Compensatory Arrangement

On May 9, 2011 the Company entered into a one year consulting agreement (the “Consulting Agreement”) with its chief portfolio officer, Mitchell I. Sonkin, which will become effective on July 1, 2011 and will terminate on June 30, 2012, unless terminated earlier. The Consulting Agreement was reached in connection with Mr. Sonkin’s announcement to the Company of his retirement from his employment with the Company on June 30, 2011 when his current employment agreement with the Company expires.

Under the Consulting Agreement Mr. Sonkin will act as a consultant and senior advisor to the Company and its affiliates in connection with certain remediation related activities. The Company has agreed to pay Mr. Sonkin $100,000 per month under the Consulting Agreement and, in its discretion, may award Mr. Sonkin a discretionary bonus payable at the end of the consulting term.

Item 6.	Exhibits

+10.1	Consulting Agreement between MBIA Inc. and Mitchell Sonkin dated May 9, 2011

+31.1	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+99.1	Additional Exhibits - National Public Finance Guarantee Corporation Financial Statements

+99.2	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

*101	Additional Exhibits - MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL.

+	Filed Herewith
*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC. Registrant

Date: May 10, 2011	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: May 10, 2011	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)