Form 10-Q
period 2011-06-30
MBIA INC
filed 2011-08-09
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 2, 2011, 196,787,861 shares of Common Stock, par value $1 per share, were outstanding.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	June 30, 2011	December 31, 2010

Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $8,468 and $9,679)	$8,155	$9,092
Fixed-maturity securities at fair value	183	25
Investments pledged as collateral, at fair value (amortized cost $582 and $548)	599	552
Short-term investments held as available-for-sale, at fair value (amortized cost $1,761 and $2,073)	1,754	2,070
Other investments (includes investments at fair value of $158 and $186)	160	188

Total	10,851	11,927

Cash and cash equivalents	626	366
Accrued investment income	91	95
Premiums receivable	1,429	1,589
Deferred acquisition costs	375	412
Prepaid reinsurance premiums	94	97
Insurance loss recoverable	2,658	2,531
Reinsurance recoverable on paid and unpaid losses	20	15
Goodwill	31	31
Property and equipment, at cost (less accumulated depreciation of $136 and $135)	70	71
Receivable for investments sold	76	8
Derivative assets	3	4
Current income taxes	-	41
Deferred income taxes, net	1,574	908
Other assets	45	46
Assets of consolidated variable interest entities:
Cash	735	764
Investments held-to-maturity, at amortized cost (fair value $3,703 and $3,760)	3,934	4,039
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $279 and $338)	280	339
Fixed-maturity securities at fair value	4,835	5,241
Loans receivable at fair value	2,320	2,183
Loan repurchase commitments	905	835
Derivative assets	680	699
Other assets	36	38

Total assets	$31,668	$32,279

Liabilities and Equity
Liabilities:
Unearned premium revenue	$3,801	$4,145
Loss and loss adjustment expense reserves	865	1,129
Reinsurance premiums payable	69	71
Investment agreements	1,632	2,005
Medium-term notes (includes financial instruments carried at fair value $206 and $116)	1,763	1,740
Securities sold under agreements to repurchase	387	471
Short-term debt	-	65
Long-term debt	1,843	1,851
Current income taxes	23	-
Deferred fee revenue	9	10
Payable for settlement of derivatives and investments purchased	235	2
Derivative liabilities	5,934	4,617
Other liabilities	232	272
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value $6,539 and $6,680)	10,449	10,590
Long-term debt	360	360
Derivative liabilities	2,160	2,104
Other liabilities	1	1

Total liabilities	29,763	29,433

Commitments and contingencies (See Note 13)

Equity:
Preferred stock, par value $1 per share; authorized shares — 10,000,000; issued and outstanding — none	-	-
Common stock, par value $1 per share; authorized shares — 400,000,000; issued shares — 274,922,351 and 274,719,578	275	275
Additional paid-in capital	3,066	3,064
Retained earnings	986	2,124
Accumulated other comprehensive loss, net of deferred tax of $122 and $229	(195)	(406)
Treasury stock, at cost — 78,141,872 and 74,973,978 shares	(2,251)	(2,225)

Total shareholders' equity of MBIA Inc.	1,881	2,832
Preferred stock of subsidiary and noncontrolling interest	24	14

Total equity	1,905	2,846

Total liabilities and equity	$31,668	$32,279

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Premiums earned:
Scheduled premiums earned	$116	$131	$243	$263
Refunding premiums earned	33	25	43	50

Premiums earned (net of ceded premiums of $3, $11, $6 and $20)	149	156	286	313
Net investment income	95	107	209	229
Fees and reimbursements	11	11	25	133
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(191)	(64)	(546)	(98)
Unrealized gains (losses) on insured derivatives	116	1,538	(1,307)	(674)

Net change in fair value of insured derivatives	(75)	1,474	(1,853)	(772)
Net gains (losses) on financial instruments at fair value and foreign exchange	(103)	(2)	(127)	(48)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(6)	(22)	(13)	(187)
Other-than-temporary impairments recognized in accumulated other comprehensive loss	(14)	9	(20)	144

Net investment losses related to other-than-temporary impairments	(20)	(13)	(33)	(43)
Net gains (losses) on extinguishment of debt	-	18	26	18
Other net realized gains (losses)	-	19	5	19
Revenues of consolidated variable interest entities:
Net investment income	16	13	34	28
Net gains (losses) on financial instruments at fair value and foreign exchange	22	291	(85)	414
Net gains (losses) on extinguishment of debt	-	3	-	4
Other net realized gains (losses)	3	-	3	(74)

Total revenues	98	2,077	(1,510)	221

Expenses:
Losses and loss adjustment	50	(73)	14	142
Amortization of deferred acquisition costs	23	14	39	37
Operating	75	69	150	131
Interest	75	81	150	165
Expenses of consolidated variable interest entities:
Operating	7	4	17	10
Interest	15	14	30	27

Total expenses	245	109	400	512

Income (loss) before income taxes	(147)	1,968	(1,910)	(291)
Provision (benefit) for income taxes	(284)	673	(772)	(106)

Net income (loss)	$137	$1,295	$(1,138)	$(185)

Net income (loss) per common share:
Basic	$0.69	$6.34	$(5.70)	$(0.90)
Diluted	$0.68	$6.32	$(5.70)	$(0.90)

Weighted average number of common shares outstanding:
Basic	199,295,797	204,377,833	199,602,865	204,639,226
Diluted	200,064,679	204,921,673	199,602,865	204,639,226

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Six Months Ended June 30, 2011

(In millions except share amounts)

					Accumulated			Total	Preferred Stock
			Additional		Other			Shareholders'	of Subsidiary
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Equity	and Noncontrolling Interest
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	of MBIA Inc.	Shares	Amount
Balance, December 31, 2010	274,719,578	$275	$3,064	$2,124	$(406)	(74,973,978)	$(2,225)	$2,832	1,426	$14

Comprehensive income (loss):
Net income (loss)	-	-	-	(1,138)	-	-	-	(1,138)	-	-
Other comprehensive income (loss):
Change in unrealized gains and losses on investments net of tax of $93	-	-	-	-	217	-	-	217	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive loss, net of tax of $13	-	-	-	-	24	-	-	24	-	-
Change in fair value of derivative instruments net of tax of $4	-	-	-	-	6	-	-	6	-	-
Change in foreign currency translation net of tax of $5	-	-	-	-	(36)	-	-	(36)	-	-

Other comprehensive income (loss)								211

Total comprehensive income (loss)								(927)

Share-based compensation net of tax of $4	202,773	-	2	-	-	(146,172)	(1)	1	-	-

Treasury shares acquired under share repurchase program	-	-	-	-	-	(3,021,722)	(25)	(25)	-	-

Preferred shares of subsidiary acquired	-	-	-	-	-	-	-	-	(41)	(1)

Change in noncontrolling interest in subsidiary	-	-	-	-	-	-	-	-	-	11

Balance, June 30, 2011	274,922,351	$275	$3,066	$986	$(195)	(78,141,872)	$(2,251)	$1,881	1,385	$24

					2011
Disclosure of reclassification amount:
Change in unrealized gains and losses and other-than-temporary impairments on investments arising during the period, net of
taxes					$251
Reclassification adjustment, net of taxes					(10)

Change in net unrealized gains and losses and other-than-temporary impairment losses,
net of taxes					$241

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,138)	$(185)

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization of bond (premiums) discounts, net	(11)	(11)
Decrease in accrued investment income	4	4
Decrease in premiums receivable	170	165
Decrease in deferred acquisition costs	37	41
Decrease in unearned premium revenue	(361)	(354)
Decrease in prepaid reinsurance premiums	4	69
Decrease in reinsurance premiums payable	(2)	(41)
Decrease in loss and loss adjustment expense reserves	(265)	(164)
Increase in reinsurance recoverable on paid and unpaid losses	(5)	(12)
Increase in insurance loss recoverable	(126)	(249)
Increase (decrease) in payable to reinsurers on recoveries	4	(29)
Depreciation	4	4
(Decrease) increase in accrued interest payable	(8)	5
Decrease in accounts receivable	3	9
Decrease in accrued expenses	(11)	(11)
Decrease in deferred fee revenue	(1)	(1)
Amortization of medium-term notes (premiums) discounts, net	(6)	4
Net investment losses related to other-than-temporary impairments	33	43
Realized losses and other settlements on insured derivatives	215	-
Unrealized losses on insured derivatives	1,307	674
Net losses (gains) on financial instruments at fair value and foreign exchange	212	(366)
Other net realized (gains) losses	(8)	55
Increase in current income taxes	60	530
Deferred income tax benefit	(777)	(208)
Gains on extinguishment of debt	(26)	(22)
Share-based compensation	6	1
Other operating	5	(119)

Total adjustments to net income (loss)	457	17

Net cash provided (used) by operating activities	(681)	(168)

Cash flows from investing activities:
Purchase of fixed-maturity securities	(3,551)	(3,921)
Sale and redemption of fixed-maturity securities	4,939	5,078
Decrease in loans receivable	157	159
Purchase of held-to-maturity investments	-	(256)
Redemptions of held-to-maturity investments	105	365
Sale of short-term investments, net	605	351
Sale of other investments, net	33	13
(Deconsolidation) consolidation of variable interest entities, net	(1)	480
(Payments) proceeds for derivative settlements	(44)	49
Capital expenditures	(2)	(2)

Net cash provided (used) by investing activities	2,241	2,316

Cash flows from financing activities:
Proceeds from issuance of investment agreements	58	36
Payments for drawdowns of investment agreements	(428)	(336)
Issuance of medium-term notes	13	15
Principal paydown of medium-term notes	(107)	(189)
Principal paydown of variable interest entity notes	(695)	(890)
Securities sold under agreements to repurchase	(84)	(15)
Dividends paid	-	(1)
Repayments for retirement of debt	(70)	(220)
Purchase of treasury stock	(25)	(20)
Contribution from noncontrolling interest and redemption of subsidiary preferred stock, net	10	(3)
Restricted stock awards settlements	(1)	3
Collateral from swap counterparty	-	164

Net cash provided (used) by financing activities	(1,329)	(1,456)

Net increase in cash and cash equivalents	231	692
Cash and cash equivalents - beginning of period	1,130	803

Cash and cash equivalents - end of period	$1,361	$1,495

Supplemental cash flow disclosures:
Income taxes refunded	$(56)	$(426)
Interest paid:
Investment agreements	$36	$48
Medium-term notes	32	35
Variable interest entity notes	162	188
Securities sold under agreements to repurchase	1	1
Other borrowings and deposits	2	2
Corporate debt	31	34
Surplus notes	67	67
Non cash items:
Share-based compensation	$6	$1

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Businesses, Developments, Risks and Uncertainties

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates the largest financial guarantee insurance business in the industry and is a provider of asset management advisory services. These activities are managed through three business segments: United States (“U.S.”) public finance insurance, structured finance and international insurance, and advisory services. The Company’s U.S. public finance insurance business is operated through National Public Finance Guarantee Corporation and subsidiaries (“National”), its structured finance and international insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and its asset management advisory services business is primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). MBIA also manages certain business activities through its corporate, asset/liability products, and conduit segments. The corporate segment includes revenues and expenses that arise from general corporate activities. Funding programs managed through the asset/liability products and conduit segments are in wind-down. Refer to “Note 11: Business Segments” for further information about the Company’s business segments.

Revision of Consolidated Financial Statements for the Quarter Ended March 31, 2011

During the three months ended June 30, 2011, the Company identified a model input error related to the measurement of fair value and associated unrealized losses on certain insured derivatives. This error related to the quarter ended March 31, 2011 and had understated pre-tax mark-to-market loss by $207 million. The Company assessed the materiality of the error in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality, and concluded that this error was not material to the consolidated financial statements as of and for the three months ended March 31, 2011 and did not affect any prior consolidated financial statements. However, the cumulative effect of the error was determined to be material if the correction was recorded in the consolidated financial statements as of and for the three months ended June 30, 2011. In accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the consolidated financial statements as of and for the three months ended March 31, 2011 have been revised in this filing and will be revised in the Company’s Form 10-Q for the period ending March 31, 2012.

The following tables summarize the correction of the error on the Company’s consolidated statement of operations for the three months ended March 31, 2011 and on the Company’s consolidated balance sheet as of March 31, 2011.

	Three Months Ended March 31, 2011
In millions	Balance as Reported	Correction of Error	Balance as Revised
Revenues:
Unrealized gains (losses) on insured derivatives	$(1,323)	$(99)	$(1,422)
Net change in fair value of insured derivatives	(1,677)	(99)	(1,776)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	1	(108)	(107)
Total revenues	(1,400)	(207)	(1,607)
Income (loss) before income taxes	(1,556)	(207)	(1,763)
Provision (benefit) for income taxes	(419)	(70)	(489)
Net income (loss)	(1,137)	(137)	(1,274)
Net income (loss) per common share:
Basic	$(5.68)	$(0.69)	$(6.37)
Diluted	$(5.68)	$(0.69)	$(6.37)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Businesses, Developments, Risks and Uncertainties (continued)

	As of March 31, 2011
In millions	Balance as Reported	Correction of Error	Balance as Revised
Assets:
Deferred income taxes, net	$1,293	$70	$1,363
Total assets	32,173	70	32,243
Liabilities:
Derivative liabilities	5,927	99	6,026
Liabilities of consolidated VIEs:
Derivative liabilities	1,910	108	2,018
Total liabilities	30,400	207	30,607
Equity:
Retained earnings	987	(137)	850
Total shareholders’ equity of MBIA Inc.	1,759	(137)	1,622
Total equity	1,773	(137)	1,636
Total liabilities and equity	32,173	70	32,243

The correction of the error had no impact on the Company’s cash flows.

Business Developments

The Company has been unable to write meaningful amounts of new insurance business since 2008 and does not expect to write significant new insurance business prior to an upgrade of the credit ratings of its insurance subsidiaries. As of June 30, 2011, National was rated BBB with a developing outlook by Standard & Poor’s Financial Services LLC (“S&P”) and Baa1 with a developing outlook by Moody’s Investors Service, Inc. (“Moody’s”). As of June 30, 2011, MBIA Insurance Corporation was rated B with a negative outlook by S&P and B3 with a negative outlook by Moody’s.

During the second quarter of 2011, the Company continued to seek to reduce both the absolute amount and the volatility of its liabilities and potential liabilities through repurchases of securities and commutations of insurance policies. Additionally, during 2011, the Company undertook actions to mitigate declines in the liquidity of MBIA Insurance Corporation and the asset/liability products segment through inter-company lending arrangements and the monetization of illiquid assets. The impact of these actions has been to mitigate erosion and reduce volatility in statutory capital and preserve liquidity in those two businesses. MBIA Insurance Corporation had statutory capital of $2.9 billion and $2.7 billion as of June 30, 2011 and December 31, 2010, respectively. MBIA Insurance Corporation ended the second quarter of 2011 with $1.1 billion in liquid assets, after claim payments and commutations of insured derivatives, compared with $1.2 billion as of December 31, 2010. A decline in the pace at which delinquencies increase in troubled real estate sectors and improvements in asset values have also contributed to the preservation and stabilization of capital and liquidity in these businesses during the second quarter of 2011.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Businesses, Developments, Risks and Uncertainties (continued)

In the first six months of 2011, MBIA Corp. commuted $3.7 billion of gross insured exposure comprising commercial mortgage-backed securities (“CMBS”) pools, investment grade corporate collateralized debt obligations (“CDOs”), a government supported entity, and a municipal gas facility. In the second quarter of 2011, MBIA Corp. reached an agreement for the commutation of an additional $2.7 billion of gross insured exposure comprising asset-backed collateralized debt obligations (“ABS CDOs”), which settled in the third quarter of 2011. While MBIA Corp.’s financial results for the second quarter of 2011 reflect this commutation, the payment by MBIA Corp. of the settlement amount and the reduction of its gross insured exposure occurred in the third quarter of 2011. Additionally, in the third quarter of 2011, MBIA Corp. reached agreements in principle to commute $5.6 billion of gross insured exposure comprising ABS CDOs and investment grade corporate CDOs. The total amount the Company agreed to pay to commute the above transactions was within its aggregate statutory loss reserve for such transactions. With respect to the commutation transactions settling in the third quarter of 2011, the Company’s statutory loss reserves and non-GAAP performance measures (adjusted pre-tax income and adjusted book value) have been positively impacted as of and for the three months ended June 30, 2011. In consideration for the commutation of insured transactions, including the transactions described above, the Company has made and may in the future make payments to the counterparties the amounts of which, if any, may be less than or greater than any statutory loss reserves established for the respective transactions.

Risks and Uncertainties

The Company’s financial statements include estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The outcome of certain significant risks and uncertainties could cause the Company to revise its estimates and assumptions or could cause actual results to differ from the Company’s estimates. Significant risks and uncertainties that could affect amounts reported in the Company’s financial statements in future periods include, but are not limited to, the following:

•

If the U.S. economy weakens, commercial real estate values decline and commercial real estate servicer behavior does not continue to mitigate potential or actual credit losses in line with current trends, MBIA could incur substantial additional losses in that sector. As of June 30, 2011, MBIA Corp. had CMBS pool and commercial real estate (“CRE”) CDO insured par exposure of approximately $33.5 billion and $7.0 billion, respectively, excluding approximately $4.0 billion of CRE loan pools, primarily comprising European assets. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about the Company’s estimate of CMBS credit impairments.

•

Incurred losses from insured residential mortgage-backed securities (“RMBS”) have declined from their peaks. However, given the large percentage of mortgage loans, which were not underwritten in accordance with applicable underwriting guidelines, performance remains difficult to predict and losses could ultimately be in excess of the Company’s current estimated loss reserves. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about the Company’s RMBS loss reserves.

•

While the Company has settled a substantial part of its insured ABS CDO exposure at levels within MBIA Corp.’s statutory loss reserves related to those exposures, further economic stress might cause increases in the Company’s loss estimates. As of June 30, 2011, the Company’s ABS CDO gross par outstanding was approximately $11.2 billion, and has decreased approximately $24.7 billion since 2007.

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

•

Currently, the Company’s asset/liability products segment has a deficit of cash, investments and other liquid assets at amortized cost to debt issued to third parties and affiliates at amortized cost of approximately $486 million, but is expected to have positive cash flows through 2012. The Company expects to actively manage this business to reduce that deficit. Resolving this deficit will depend on the Company’s ability to successfully implement strategies, such as raising capital and/or receiving further liquidity support from the corporate segment, and there can be no assurance that the Company will be successful in implementing these strategies or that such strategies will provide adequate liquidity.

•

The Company’s recent financial results have been volatile, which has impacted management’s ability to accurately project future taxable income. Insurance losses incurred beyond those currently projected may cause the Company to record allowances against some or all of its deferred tax assets. Refer to “Note 10: Income Taxes” for information about the Company’s deferred tax assets.

•

Litigation over the New York State Insurance Department’s (“NYSID’s”) approval of National’s creation or additional hurdles to achieving high stable ratings may impede National’s ability to resume writing municipal bond insurance for some time, reducing its long-term ability to generate capital and cash from operations. Also, municipal and state fiscal distress could adversely affect the Company’s operations if they result in larger-than-expected incurred insurance losses.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Businesses, Developments, Risks and Uncertainties (continued)

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

While the Company believes it continues to have sufficient capital and liquidity to meet all of its expected obligations, if one or more possible adverse outcomes were to be realized, its statutory capital, financial position, results of operations and cash flows could be materially and adversely affected. Statutory capital, defined under statutory accounting principles as policyholders’ surplus and contingency reserves, is a key measure of an insurance company’s financial condition under insurance laws and regulations. Failure to maintain adequate levels of statutory surplus and total statutory capital could lead to intervention by the Company’s insurance regulators in its operations and constitute an event of default under certain of the Company’s contracts, thereby materially and adversely affecting the Company’s financial condition and results of operations.

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

As part of MBIA’s liquidity risk management framework, the Company seeks to evaluate and manage liquidity on both a legal entity basis and a segment basis. Legal entity liquidity is an important consideration as there are legal, regulatory and other limitations on the Company’s ability to utilize the liquidity resources within the overall enterprise. MBIA seeks to manage segment liquidity primarily between its corporate and asset/liability products segments as they relate to MBIA Inc. Unexpected loss payments arising from ineligible mortgage loans in securitizations that the Company has insured, dislocation in the global financial markets, the overall economic downturn in the U.S., and the loss of MBIA Corp.’s triple-A insurance financial strength ratings in 2008 significantly increased the liquidity needs and decreased the financial flexibility in the Company’s legal entities and segments. MBIA continues to satisfy all of its payment obligations and the Company believes that it has adequate resources to meet its ongoing liquidity needs in both the short-term and the long-term. However, the Company could face additional liquidity pressure in all of its operations and businesses through increased liquidity demands or a decrease in its liquidity supply if (i) loss payments on the Company’s insured transactions were to rise significantly, including due to ineligible mortgage loans in securitizations that it has insured, (ii) market or adverse economic conditions persist for an extended period of time or worsen, (iii) the Company is unable to sell assets at values necessary to satisfy payment obligations or is unable to access new capital through the issuance of equity or debt, (iv) the Company experiences an unexpected acceleration of payments required to settle liabilities or (v) the Company is unable to collect or is delayed in collecting on its contract claim recoveries related to ineligible mortgage loans in securitizations. These pressures could arise from exposures beyond residential mortgage-related stress, which to date has been the main cause of stress.

As of June 30, 2011, National paid $164 million to MBIA Inc. related to its 2010 tax liability and 2011 estimated tax liability pursuant to the Company’s tax sharing agreement. Consistent with the tax sharing agreement, these funds were placed in an escrow account in the second quarter of 2011 and will remain in escrow until the expiration of National’s two-year net operating loss (“NOL”) carry-back period under U.S. tax rules. At the expiration of National’s carry-back period, any funds remaining after any reimbursement to National in respect of any NOL carry-backs will be available for general corporate purposes, including to satisfy any other obligations under the tax sharing agreement.

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

The results of operations for the three and six months ended June 30, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011. The December 31, 2010 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the reclassification of gains and losses from sales of investment securities to “Net gains (losses) on financial instruments at fair value and foreign exchange” from the previously reported line “Net realized gains (losses)” on the Company’s consolidated statements of operations and the reclassification of certain investments from the previously reported line “Investments held-to-maturity, at amortized cost” to “Fixed-maturity securities held as available-for-sale, at fair value” reported under “Assets of consolidated variable interest entities” and certain investments from the previously reported line “Other investments” to “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets. These reclassifications had no impact on total revenues, expenses, assets, liabilities, or stockholders’ equity for all periods presented.

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

VIEs are entities that lack one or more of the characteristics of a voting interest entity. The consolidation of a VIE is required if an entity has a variable interest (such as an equity or debt investment, a beneficial interest, a guarantee, a written put option or a similar obligation) and that variable interest or interests give it a controlling financial interest in the VIE. A controlling financial interest is present when an enterprise has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The enterprise with the controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. The Company consolidates all VIEs in which it is the primary beneficiary. Refer to “Note 4: Variable Interest Entities” for additional information.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Improving Disclosures about Fair Value Measurements (Accounting Standards Update 2010-06)

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” to require additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The standard also clarifies existing disclosures about the level of disaggregation, valuation techniques and inputs to fair value measurements. The Company adopted this standard as of the first quarter of 2010 except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which was adopted in the first quarter of 2011. As this standard only affects disclosures related to fair value, the adoption of this standard did not affect the Company’s consolidated balance sheet, results of operations, or cash flows. Refer to “Note 6: Fair Value of Financial Instruments” for these disclosures.

Refer to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for further information regarding the effects of recently adopted accounting standards on prior year financials.

Recent Accounting Developments

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26)

In October 2010, the FASB issued ASU 2010-26, “Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” This amendment specifies which costs incurred in the acquisition of new and renewal insurance contracts should be capitalized. The new guidance is effective for the Company beginning January 1, 2012 with early adoption as of January 1, 2011 permitted. The Company did not early adopt the guidance as of January 1, 2011. The adoption of this standard will not have a material effect on the Company’s consolidated balance sheet, results of operations, or cash flows.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This amendment results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. The new guidance is effective for the Company beginning January 1, 2012. This standard is expected to only affect the Company’s disclosures related to fair value, therefore, the adoption of this standard is not expected to affect the Company’s consolidated balance sheets, results of operations, or cash flows.

Presentation of Comprehensive Income (ASU 2011-05)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This amendment eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The amendment does not change what currently constitutes net income and other comprehensive income. The new guidance is effective for the Company beginning January 1, 2012. This standard will only affect the Company’s presentation of comprehensive income and will not affect the Company’s consolidated balance sheets, results of operations, or cash flows.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities

Structured Finance and International Insurance

Through MBIA’s structured finance and international insurance segment, the Company provides credit enhancement services to issuers of obligations that may involve issuer-sponsored special purpose entities (“SPEs”). An SPE may be considered a VIE to the extent the SPE’s total equity at risk is not sufficient to permit the SPE to finance its activities without additional subordinated financial support or its equity investors lack any one of the following characteristics (i) the power to direct the activities of the SPE that most significantly impact the entity’s economic performance or (ii) the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity. A holder of a variable interest or interests in a VIE is required to assess whether it has a controlling financial interest, and thus is required to consolidate the entity as primary beneficiary. An assessment of a controlling financial interest identifies the primary beneficiary as the variable interest holder that has both of the following characteristics (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. An ongoing reassessment of controlling financial interest is required to be performed based on any substantive changes in facts and circumstances involving the VIE and its variable interests.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of June 30, 2011 and December 31, 2010. The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs as well as the value of the assets and liabilities the Company has recorded for its interest in these VIEs as of June 30, 2011 and December 31, 2010. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured credit default swaps (“CDS”) and any investments in obligations issued by nonconsolidated VIEs.

	June 30, 2011
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments (1)	Premiums Receivable (2)	Insurance Loss Recoverable (3)	Unearned Premium Revenue (4)	Loss and Loss Adjustment Expense Reserves (5)	Derivative Liabilities (6)
Insurance:
Global structured finance:
Collateralized debt obligations	$29,140	$17,197	$137	$68	$-	$59	$-	$428
Mortgage-backed residential	51,751	17,206	77	90	2,361	88	354	6
Mortgage-backed commercial	5,684	3,160	-	2	-	2	-	-
Consumer asset-backed	9,123	5,393	18	27	-	27	18	-
Corporate asset-backed	30,011	17,060	269	205	12	219	-	-

Total global structured finance	$125,709	$60,016	$501	$392	$2,373	$395	$372	$434
Global public finance	43,781	23,485	-	222	-	277	-	-

Total insurance	$169,490	$83,501	$501	$614	$2,373	$672	$372	$434

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

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $13.7 billion and $13.0 billion, respectively, as of June 30, 2011, and $14.1 billion and $13.1 billion, respectively, as of December 31, 2010. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Additional VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. No gains or losses were recognized on initial consolidation of additional VIEs during the six months ended June 30, 2011 and net realized losses of $74 million were recognized on initial consolidation of additional VIEs during the six months ended June 30, 2010. Net realized gains related to the deconsolidation of VIEs were $3 million for the six months ended June 30, 2011 and immaterial for the six months ended June 30, 2010.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves

Loss and Loss Adjustment Expense (“LAE”) Process

As of June 30, 2011, the majority of the Company’s case basis reserves and insurance loss recoveries were related to insured RMBS transactions, which are discussed below. The Company’s case basis reserves do not include estimated losses on policies insuring credit derivatives. Policies insuring credit derivative contracts are accounted for as derivatives and carried at fair value. Refer to “Note 6: Fair Value of Financial Instruments” for additional information about the Company’s insured credit derivative contracts. Additionally, refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for information about the Company’s monitoring of outstanding insured obligations and for a summary of its loss reserving process.

RMBS Case Basis Reserves and Recoveries

RMBS Reserves

The Company’s RMBS case basis reserves as of June 30, 2011, which relate to RMBS backed by home equity lines of credit (“HELOCs”) and closed-end second mortgages (“CES”), were determined through a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model, and a commercially available model to estimate expected ultimate cumulative losses on insured bonds. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case). In calculating ultimate cumulative losses, the Company estimates the amount of loans that are expected to be “charged-off” (deemed uncollectible by servicers of the transactions) in the future. The Company assumes that such charged-off loans have zero recovery values.

“Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off. Generally, Roll Rates are calculated for the previous three months and averaged. The Company assumes that the Roll Rate for 90+ day delinquent loans is 100% except for loans within the additional stress case scenario, where the Company assumes a Roll Rate that is calculated using the actual observed average Roll Rate for 90+ day delinquent loans during the past twelve months. As of June 30, 2011, the Roll Rate used in the Company’s additional stress case scenario was 97%. Roll Rates for 30-59 day delinquent loans and 60-89 day delinquent loans are calculated on a transaction-specific basis. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of May 31, 2011 to estimate future losses from loans that are delinquent as of the current reporting period.

Roll Rates for loans that are current as of May 31, 2011 (“Current Roll to Loss”) are calculated on a transaction-specific basis. A proportion of loans reported current as of May 31, 2011 is assumed to become delinquent every month, at a Current Roll to Loss rate that persists at a high level for a time and subsequently starts to decline. A key assumption in the model is the period of time in which the Company projects high levels of Current Roll to Loss to persist. In the Company’s base case, the Company assumes that the Current Roll to Loss begins to decline immediately and continues to decline over the next six months to 25% of their levels as of May 31, 2011. In the stress case, the period of elevated delinquency and loss is extended by six months. In the additional stress case, the Company assumes that the current trends in losses will remain through mid-2012, after which time they will revert to the base case. For example, in the base case, as of May 31, 2011, if 10% of the loans are in the 30-59 day delinquent bucket, and recent performance suggests that 30% of those loans will be charged-off, the Current Roll to Loss for the transaction is 3%. In the base case, it is then assumed that the Current Roll to Loss will reduce linearly to 25% of its original value over the next six months (i.e., 3% will linearly reduce to 0.75% over the six months from June 2011 to December 2011). After that six-month period, the Company further reduces the Current Roll to Loss to 0% by early 2014 with the expectation that the performing seasoned loans and an economic recovery will eventually result in loan performance reverting to historically low levels of default. In the model, the Company assumes that all current loans that become delinquent are “charged-off” after six months of delinquency.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

In addition, in the Company’s loss reserve models for transactions secured by HELOCs, the Company considers borrower draw and prepayment rates. For HELOCs, the current three-month average draw rate is used to project future draws on the line. For HELOCs and transactions secured by fixed-rate CES, the three-month average conditional prepayment rate is used to project voluntary principal prepayments. The current loans generate excess spread which offset the losses and reduce the payments. Cash flows also assume a constant basis spread between floating rate assets and floating rate insured debt obligations (the difference between Prime and LIBOR interest rates, minus any applicable fees). For all transactions, cash flow models consider allocations and other structural aspects of the transactions, including managed amortization periods, rapid amortization periods and claims against MBIA Corp.’s insurance policy consistent with such policy’s terms and conditions. For loans that remain current (not delinquent) throughout the projection period, the Company assumes that voluntary prepayments occur at the average rate experienced in the most recent three-month period. In developing multiple loss scenarios, stress is applied by elongating the Current Roll to Loss rate for various periods, simulating a slower improvement in the transaction performance. The estimated net claims from the procedure above were discounted using a risk-free rate to a net present value reflecting MBIA’s general obligation to pay claims over time and not on an accelerated basis. The above assumptions represent MBIA’s best estimates of how transactions will perform over time.

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, Roll Rates, and prepayment rates (including voluntary and involuntary). However, given the large percentage of mortgage loans that were not underwritten in accordance with applicable underwriting guidelines, performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the peak levels the Company is modeling for six months longer than in the probability-weighted outcome, the addition to the case basis reserves before considering potential recoveries would be approximately $175 million.

Since the third quarter of 2009, paid claims in each month have been somewhat below that projected in the Company’s model. The Company has not modified its expectations to reflect this lower paid claims rate. The difference between actual and projected paid claims has not been significant.

The Company employs a similar approach to Alt-A transactions with limited exceptions. The three major exceptions are: 1) the timelines to liquidation depend on the delinquency bucket of a loan (e.g., a loan in the real estate owned bucket is on average liquidated more quickly than a loan in the foreclosure bucket), 2) the Company does not assume a 100% loss severity for charged-off Alt-A loans. The loss severity used for projections is the current loss severity for loans in an Alt-A transaction and 3) Current Roll to Loss stays at the May 31, 2011 level for five months before declining to 25% of this level over a 24-month period.

RMBS Recoveries

As of June 30, 2011, the Company recorded estimated recoveries of $2.7 billion, gross of income taxes, related to RMBS put-back claims on ineligible loans, consisting of $1.8 billion included in “Insurance loss recoverable” and $905 million included in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. As of June 30, 2011 and December 31, 2010, the Company’s estimated recoveries, after income taxes calculated at 35%, were $1.8 billion and $1.6 billion, respectively, which was 95% and 58% of the consolidated total shareholders’ equity of MBIA, excluding preferred stock of subsidiaries and noncontrolling interest, respectively. The percentage increase of recoveries relative to shareholders’ equity was principally driven by unrealized losses on insured derivatives as a result of MBIA’s nonperformance risk on the derivative liabilities and an increase in recorded estimated recoveries related to put-back claims of ineligible loans. As of June 30, 2011 and December 31, 2010, the related statutory measures were 60% and 59%, respectively, of the statutory capital of MBIA Corp. These estimated recoveries relate to the Company’s put-back claims of ineligible loans, which have been disputed by the loan sellers/servicers and are currently subject to litigation initiated by the Company to pursue recovery. While the Company believes that it will prevail in enforcing its contractual rights, there is uncertainty with respect to the ultimate outcome. Furthermore, there is a risk that sellers/servicers or other responsible parties might not be able to satisfy their put-back obligations. Although it has been reported that government-sponsored market participants and bond insurers situated similarly to MBIA have been successful in putting back ineligible mortgages to sellers/servicers and receiving compensation and other financial guarantee insurers situated similarly to MBIA also have recorded expected recoveries for RMBS transaction losses, there can be no assurance that MBIA will successfully make recoveries on its contract claims.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Beginning in 2008, the Company utilized loan level forensic review consultants to re-underwrite/review a sample of the mortgage loan files underlying RMBS transactions insured by MBIA. The securitizations on which the Company has recorded losses contain well over 500,000 individual mortgages, of which over 50,000 mortgage loans have been reviewed within 32 insured issues containing first and second-lien mortgage loan securitizations. The Company recorded recoveries related to 28 of these 32 issues. The Company may review loan files from additional insured issues in the future if factors indicate that material recovery rights exist; however the Company believes that the practice of reviewing loans for purposes of assessing put-back recoveries is no longer necessary in light of legal decisions rendered during the fourth quarter of 2010 and second quarter of 2011, as discussed below. During their review, MBIA’s forensic review consultants utilized the same underwriting guidelines that the originators were to have used to qualify borrowers when originally underwriting the loans and determined that more than 80% of the loans reviewed were considered to be ineligible mortgage loans. The consultants graded the individual mortgages that were sampled into an industry standard three level grading scale, defined as (i) Level 1—loans complied with specific underwriting guidelines, (ii) Level 2—loans contained some deviation from underwriting guidelines but also contained sufficient compensating factors and (iii) Level 3—loans contained material deviation from the underwriting guidelines without any compensating factors.

Recent legal decisions have led the Company to conclude that the practice of reviewing individual loans for purpose of assessing put-back recoveries is no longer necessary. First, the Company determined that a sufficient number of loans in each securitization have already been reviewed to demonstrate widespread breaches of the contractual provisions of the agreements with the sponsors. Second, the Company received a favorable decision on its motion in limine addressing the use of sampling in the Countrywide litigation (MBIA Insurance Corp. v. Countrywide Home Loans, Inc., et al, Index No. 602825/08 (N.Y. Sup. Ct.)). That decision provided that MBIA can present representative samples of loans from each of the securitizations at issue in the case to establish its causes of action, including its breach-of-contract claims. Further, in May 2011, the court in MBIA Insurance Corp. v. Morgan Stanley, et al, Index No. 29951-10 (N.Y. Sup. Ct.) confirmed recent precedent and held that MBIA is not limited to a loan-by-loan put-back remedy and can seek a pool-wide remedy based on sampling and extrapolation.

Based upon the above-referenced developments, the Company utilizes probability-based scenarios primarily based on the percentage of incurred losses the Company expects to collect as opposed to recoveries based primarily on loan file reviews. The Company’s recovery estimates are based on five scenarios that include full recovery of its incurred losses and limited/reduced recoveries due to litigation delays and risks and/or potential financial distress of the sellers/servicers. Probabilities were assigned across these scenarios, with most of the probability weight on partial recovery scenarios. However, based on the Company’s assessment of the strength of its contract claims, the Company believes it is entitled to collect the full amount of its incurred losses, which totaled $4.6 billion through June 30, 2011.

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

The Company has not recognized potential recoveries related to sellers/servicers that MBIA has determined did not have sufficient capital and resources to honor their obligations. The Company assesses the financial abilities of the sellers/servicers using external credit ratings and other factors. The impact of such factors on cash flows related to expected recoveries is incorporated into the Company’s probability-weighted scenarios. The indicative scenarios and related probabilities assigned to each scenario based on the Company’s judgment about their relative likelihoods of being realized are used to develop a distribution of possible outcomes. The sum of the probabilities assigned to all scenarios is 100%. Expected cash inflows from recoveries are discounted using the current risk-free rate associated with the underlying transaction, which ranged from 1.32% to 3.14%, depending upon the transaction’s expected average life.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

To date, sellers/servicers have not substituted loans which MBIA has put back, and the amount of loans repurchased has been insignificant. The unsatisfactory resolution of these put-backs has led MBIA to initiate litigation against five of the sellers/servicers to enforce their obligations. The Company has alleged several causes of action in its complaints, including breach of contract, fraudulent inducement and indemnification. MBIA’s aggregate $2.7 billion of estimated potential recoveries do not include damages from causes of action other than breach of contract. Irrespective of amounts recorded in its financial statements, MBIA is seeking to recover the full amount of its incurred losses and other damages. Currently, MBIA has received five decisions with regard to the motions to dismiss the Company’s claims, all of which have initially denied the defendants’ motions to dismiss, allowing each of the cases to proceed on, at minimum, the fraud and breach-of-contract claims. However, in June 2011, in one of the five cases (MBIA Insurance Corp. v. Credit Suisse Securities et al., Index No. 603751/09E (N.Y. Sup. Ct.)), the court reversed its earlier favorable decision permitting MBIA to pursue its fraud claim. However, subsequent to that Court’s reversal, also in June 2011, the New York State Appellate Division, First Department issued a unanimous ruling affirming the lower court’s decision in MBIA Insurance Corp. v. Countrywide Home Loans et al., Index No. 602825/08 permitting MBIA to pursue its fraud claims. The Company believes in light of this decision from the Appellate Division, the Court in the Credit Suisse case should reinstate its earlier favorable decision allowing MBIA to pursue its fraud claim in that matter as well. Additional information on the status of these litigations can be found in the “Recovery Litigation” discussion within “Note 13: Commitments and Contingencies.”

The Company’s assessment of the recovery outlook for insured RMBS issues is principally based on the following factors:

1.	the strength of the Company’s existing contract claims related to ineligible loan substitution/repurchase obligations;

2.	the settlement for $1.1 billion on Assured Guaranty’s put-back related claims with Bank of America in April 2011;

3.	the improvement in the financial strength of issuers due to mergers and acquisitions and/or government assistance, which should facilitate their ability to comply with required loan repurchase/substitution obligations. The Company is not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. The Company’s assessment of any credit risk associated with these sponsors (or their successors) is reflected in the Company’s probability-weighted potential recovery scenarios;

4.	evidence of loan repurchase/substitution compliance by sellers/servicers for put-back requests made by other harmed parties with respect to ineligible loans; this factor is further enhanced by (i) Bank of America’s disclosure that it has resolved $8.0 billion of repurchase requests in the fourth quarter of 2010; (ii) the Fannie Mae settlements announced on December 23, 2010 with Ally Bank and with Bank of America (which also involved Freddie Mac) announced on December 31, 2010, and (iii) the Company’s settlement agreement entered into on July 16, 2010 between MBIA Corp. and the sponsor of several MBIA-insured mortgage loan securitizations in which MBIA Corp. received a payment in exchange for a release relating to its representation and warranty claims against the sponsor. This settlement also resolves all of MBIA’s representation and warranty claims against the sponsor on mutually beneficial terms and is substantially consistent with the recoveries previously recorded by the Company related to these exposures;

5.	the favorable outcome for MBIA on defendants’ motions to dismiss in the actions captioned MBIA Insurance Corp. v. Countrywide Home Loans, Inc., et al, Index No. 602825/08 (N.Y. Sup. Ct.): MBIA Insurance Corp. v. Residential Funding Co., LLC, Index No. 603552/08 (N.Y. Sup. Ct.), MBIA v GMAC Mortgage LLC, Index No. 600837/10E (N.Y. Sup. Ct.), and MBIA Insurance Corp. v. Morgan Stanley, et al, Index No. 29951-10 (N.Y. Sup. Ct.), where the respective courts each allowed MBIA’s fraud claims against the Countrywide, RFC, GMAC and Morgan Stanley defendants to proceed;

6.	the favorable outcome for MBIA on its motion to present evidence of Countrywide’s liability and damages through the introduction of statistically valid random samples of loans rather than on a loan-by-loan basis;

7.	the unanimous ruling from the New York State Appellate Division, First Department in the Countrywide litigation allowing MBIA to pursue its fraud claims; and

8.	loan repurchase reserves and/or settlements which have been publicly disclosed by certain sellers/servicers to cover such obligations.

The Company continues to consider all relevant facts and circumstances, including the factors described above, in developing its assumptions on expected cash inflows, probability of potential recoveries (including the outcome of litigation) and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented as developments in the pending litigation proceedings occur or new litigation is initiated. While the Company believes it will be successful in realizing recoveries from contractual and other claims, the ultimate amounts recovered may be materially different from those recorded by the Company given the inherent uncertainty of the manner of resolving the claims (e.g., litigation) and the assumptions used in the required estimation process for accounting purposes which are based, in part, on judgments and other information that are not easily corroborated by historical data or other relevant benchmarks.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

All of the Company’s policies insuring RMBS for which litigation has been initiated against sellers/servicers are in the form of financial guarantee insurance contracts. The Company has not recorded a gain contingency with respect to pending litigation.

Loss and LAE Activity

Aggregate Losses

As described in “Note 1: Businesses, Developments, Risks and Uncertainties” included herein, the Company faces significant risks and uncertainties related to potential or actual losses from its CMBS insured exposure, which is mostly in the form of insured derivatives, its RMBS insured exposure, including the receipt of recoveries, and its ABS CDO insured exposure. Continued significant adverse developments and higher expected payments on these exposures could result in a decline in the Company’s liquidity and statutory capital position.

The impact of insured exposures on the Company’s liquidity position is best understood by assessing the ultimate amount of payments that the Company will be required to make in respect of these exposures. In this regard, the Company discloses the discounted expected future net cash flows to be made under all insurance contracts, irrespective of the legal form of the guarantee (i.e., financial guarantee policy or insured derivative contract) or the U.S. GAAP accounting basis.

The following tables present the aggregate changes in the discounted values of loss payments expected to be made on all insurance contracts for the six months ended June 30, 2011, and aggregate loss reserves and insurance loss recoverables as of June 30, 2011 and December 31, 2010. All amounts presented in the following tables are calculated in accordance with U.S. GAAP, with the exception of “Insured credit derivative impairments and LAE.” The amounts reported for “Insured credit derivative impairments and LAE” are calculated in accordance with U.S. statutory accounting principles because U.S. GAAP does not contain a comparable measurement basis for these contracts. All losses and recoverables reported in the following tables are measured using discounted probability-weighted cash flows. Losses and recoverables on VIEs that are eliminated in consolidation are included because the consolidation of these VIEs does not impact whether or not the Company will be required to make payments under its insurance contracts. As a result of the different accounting bases of amounts included in the following tables, the total provided in each table represents a non-GAAP measure.

Aggregate Losses and LAE (change in expected net payments) In millions	Six Months Ended June 30, 2011
	RMBS	Non-RMBS	Total
Financial guarantee insurance losses and LAE (1)	$(50)	$64	$14
Financial guarantee insurance losses and LAE related to consolidated VIEs (eliminated in consolidation) (2)	(39)	51	12
Insured credit derivative impairments and LAE (statutory basis) (3)	-	(34)	(34)

Total aggregate losses and LAE	$(89)	$81	$(8)

(1) - Represents “Losses and loss adjustment expense” as reported on the Company’s consolidated statement of operations.

(2) - Represents losses and LAE eliminated upon the consolidation of insured VIEs.

(3) - Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under U.S. GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statement of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Aggregate Loss and LAE Reserves
In millions	As of June 30, 2011	As of December 31, 2010
Financial guarantee insurance (1)	$865	$1,129
Financial guarantee insurance reserves related to consolidated VIEs (eliminated in consolidation) (2)	352	377
Insured credit derivative impairments and LAE (statutory basis) (3)	2,047	2,490
Reinsurance	(16)	(15)

Total aggregate loss and LAE reserves	$3,248	$3,981

(1) - Represents “Loss and loss adjustment expense reserves” as reported on the Company’s consolidated balance sheets.

(2) - Represents loss and LAE reserves eliminated upon the consolidation of insured VIEs.

(3) - Represents statutory loss and LAE reserves for insurance contracts accounted for as derivatives under U.S. GAAP. The fair values of these contracts are recorded in “Derivative liabilities” on the Company’s consolidated balance sheets.

Aggregate Insurance Loss Recoverable
In millions	As of June 30, 2011	As of December 31, 2010
Financial guarantee insurance (1)	$2,658	$2,531
Financial guarantee insurance reserves related to consolidated VIEs (eliminated in consolidation) (2)	1,159	1,061
Insured credit derivative impairments and LAE (statutory basis) (3)	66	74
Reinsurance	(8)	(4)

Total aggregate insurance loss recoverable	$3,875	$3,662

(1) - Represents “Insurance loss recoverable” as reported on the Company’s consolidated balance sheets.

(2) - Represents insurance loss recoverable eliminated upon the consolidation of insured VIEs.

(3) - Represents statutory recoveries for insurance contracts accounted for as derivatives under U.S. GAAP. The fair values of these contracts are recorded in “Derivative liabilities” on the Company’s consolidated balance sheets.

Financial Guarantee Insurance Losses (Non-Derivative)

The Company’s financial guarantee insurance losses and LAE for the six months ended June 30, 2011 are presented in the following table:

Losses and LAE	Six Months Ended June 30, 2011
In millions	RMBS	Non-RMBS	Total
Losses and LAE related to actual and expected payments	$16	$(54)	$(38)
Recoveries of actual and expected payments	(66)	120	54

Gross losses incurred	(50)	66	16
Reinsurance	0	(2)	(2)

Losses and LAE	$(50)	$64	$14

The RMBS losses and LAE related to actual and expected payments included in the preceding table comprise net increases of previously established reserves. The RMBS recoveries of actual and expected payments comprise $154 million in recoveries resulting from ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, offset by an $88 million reduction in excess interest cash flows from the securitizations. Non-RMBS losses and LAE were primarily driven by non-RMBS mortgage and ABS CDO transactions as a result of continued credit deterioration within those sectors. Additionally, the reversal of loss and LAE reserves related to lower expected future claim payments from a tax-backed transaction were offset by the reversal of the corresponding recoveries of such payments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Current period changes in the Company’s estimate of potential recoveries may impact the amount recorded as an insurance loss recoverable asset, the amount of expected recoveries on unpaid losses netted against the gross loss and LAE reserve liability, or both. Total paid losses, net of reinsurance and collections, for the six months ended June 30, 2011 was $403 million, including $333 million related to insured RMBS transactions. For the six months ended June 30, 2011, the increase in insurance loss recoverable related to paid losses totaled $122 million, and primarily related to insured RMBS transactions.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of June 30, 2011:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	50	43	10	189	292
Number of issues(1)	34	27	5	123	189
Remaining weighted average contract period (in years)	9.0	5.3	7.7	9.5	8.9
Gross insured contractual payments outstanding(2):
Principal	$4,247	$1,861	$206	$10,658	$16,972
Interest	2,776	559	67	5,959	9,361

Total	$7,023	$2,420	$273	$16,617	$26,333

Gross claim liability	$-	$-	$-	$2,039	$2,039
Less:
Gross potential recoveries	-	-	-	3,663	3,663
Discount, net	-	-	-	158	158

Net claim liability (recoverable)	$-	$-	$-	$(1,782)	$(1,782)

Unearned premium revenue	$154	$17	$2	$137	$310

(1) - An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) - Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

The gross claim liability represents the Company’s estimate of undiscounted probability-weighted future claim payments, which primarily relate to insured RMBS transactions. The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments and also primarily relate to insured RMBS transactions. Both amounts reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

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

The gross claim liability and gross potential recoveries in the preceding table primarily related to insured RMBS transactions. Both amounts reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

The following table presents the components of the Company’s insurance loss reserves and recoverables for insured obligations within MBIA’s classified list as reported on the Company’s consolidated balance sheets as of June 30, 2011 and December 31, 2010. The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

In millions	As of June 30, 2011	As of December 31, 2010
Loss reserves (claim liability)	$795	$1,059
LAE reserves	70	70

Loss and LAE reserves	$865	$1,129

Insurance claim loss recoverable	$(2,655)	$(2,531)
LAE insurance loss recoverable	(3)	-

Insurance loss recoverable	$(2,658)	$(2,531)

Reinsurance recoverable on unpaid losses	$16	$14
Reinsurance recoverable on LAE reserves	0	1
Reinsurance recoverable on paid losses	4	-

Reinsurance recoverable on paid and unpaid losses	$20	$15

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

As of June 30, 2011, loss and LAE reserves include $1.6 billion of reserves for expected future payments offset by expected recoveries of such future payments of $701 million. As of December 31, 2010, loss and LAE reserves include $2.0 billion of reserves for expected future payments offset by expected recoveries of such future payments of $896 million. As of June 30, 2011 and December 31, 2010, the insurance loss recoverable primarily related to estimated recoveries of payments made by the Company resulting from ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans and expected future recoveries on RMBS transactions resulting from expected excess spread generated by performing loans in such transactions. The Company expects to be reimbursed for the majority of its potential recoveries related to ineligible mortgage loans by year-end 2012.

The following table presents the Company’s RMBS exposure, gross undiscounted claim liability and potential recoveries, before the elimination of amounts related to consolidated VIEs, as of June 30, 2011. All loan files reviewed with recognized recoveries are included within the “Classified List.”

RMBS Exposure		Outstanding		Gross Undiscounted
		Gross	Gross	Claim	Potential
$ in billions	Issues	Principal	Interest	Liability	Recoveries
Insured issues designated as “Classified List”	47	$9.4	$4.0	$1.1	$4.3
Loan files reviewed with recognized recoveries	28	$8.2	$3.3	$0.8	$4.3

The Company has performed loan file reviews on 30 of the 47 issues and recorded recoveries on 28 of those 30 issues. The gross potential recoveries include estimated recoveries based on the Company’s incurred loss to date.

The following table presents changes in the Company’s loss and LAE reserve for the six months ended June 30, 2011. Changes in the loss and LAE reserve attributable to the accretion of the claim liability discount, changes in discount rates, changes in the timing and amounts of estimated payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statement of operations. As of June 30, 2011, the weighted average risk-free rate used to discount the Company’s loss reserve (claim liability) was 2.42%. LAE reserves are expected to be settled within a one year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Six Months Ended June 30, 2011								Gross Loss and LAE Reserve as of June 30, 2011
Gross Loss and LAE Reserve as of December 31, 2010	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Timing of Payments	Changes in Amount of Net Payments	Changes in Assumptions	Changes in Unearned Premium Revenue	Change in LAE Reserves
$1,129	$(324)	$9	$(47)	$20	$(1)	$64	$16	$(1)	$865

The Company’s gross loss and LAE reserves reflected in the preceding table decreased $264 million primarily due to a decrease in reserves related to loss payments and changes in discount rates. Offsetting these decreases were changes in assumptions due to additional defaults and charge-offs of ineligible mortgage loans in insured RMBS issues outstanding as of December 31, 2010.

The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the six months ended June 30, 2011. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in the timing and amounts of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statement of operations.

	Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Six Months Ended June 30, 2011
In millions	Gross Reserve as of December 31, 2010	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Timing of Collections	Changes in Amount of Collections	Changes in Assumptions	Change in LAE Recoveries	Gross Reserve as of June 30, 2011
Insurance Loss Recoverable	$2,531	$(3)	$34	$20	$-	$(116)	$190	$2	$2,658
Recoveries on Unpaid Losses	896	-	10	2	-	-	(212)	5	701

Total	$3,427	$(3)	$44	$22	$-	$(116)	$(22)	$7	$3,359

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The Company’s insurance loss recoverable increased $127 million primarily due to changes in assumptions driven by estimates of potential recoveries on issues outstanding as of December 31, 2010 resulting from ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, partially offset by changes in the amount of collections. Recoveries on unpaid losses decreased by $195 million primarily due to changes in assumptions as a result of reduced expectations of future claim payments on U.S. public finance transactions, which resulted in a corresponding reduction in future expected recoveries.

The following table presents the Company’s total estimated recoveries from ineligible mortgage loans included in certain insured first and second-lien mortgage loan securitizations. The total estimated recoveries from ineligible loans of $2.7 billion as of June 30, 2011 include $1.8 billion recorded as “Insurance loss recoverable” and $905 million recorded as “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheet.

In millions
Total Estimated Recoveries from Ineligible Loans as of December 31, 2010	Accretion of Future Collections	Changes in Discount Rates	Recoveries (Collections)	Changes in Assumptions	Total Estimated Recoveries from Ineligible Loans as of June 30, 2011
$2,517	$38	$12	$-	$174	$2,741

The $174 million of changes in assumptions in the preceding table primarily resulted from probability-weighted scenarios as described within the preceding “RMBS Recoveries” section.

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

Costs associated with remediating insured obligations assigned to the Company’s “Caution List—Low,” “Caution List—Medium,” “Caution List—High” and “Classified List” are recorded as LAE. LAE is primarily recorded as part of the Company’s provision for its loss reserves and included in “Losses and loss adjustment” expense on the Company’s consolidated statements of operations. The following table presents the expenses (gross and net of reinsurance) related to remedial actions for insured obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Loss adjustment expense incurred, gross	$30	$2	$45	$16
Loss adjustment expense incurred, net	$30	$3	$45	$15

Credit Impairments Related to Structured CMBS Pools and CRE CDOs Accounted for as Derivatives

Most of the structured CMBS pools and CRE CDOs insured by MBIA are accounted for as insured credit derivatives and are carried at fair value in the Company’s consolidated financial statements. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments. In the absence of credit impairments, or the termination of derivatives at losses, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse before or at the maturity of the contracts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Since insured credit derivatives have similar terms, conditions, risks, and economic profiles to financial guarantee insurance policies, they are evaluated for economic impairment periodically in the same way that loss and LAE reserves are estimated for financial guarantee insurance policies. Credit impairments on insured derivatives represent the present value of estimated expected future claim payments, net of recoveries, for such transactions using a discount rate of 5.93%, consistent with the calculation of the Company’s statutory loss reserves. These credit impairments, calculated using the statutory loss reserve methodology, differ from the fair values recorded in the Company’s consolidated financial statements. Although the Company’s consolidated statements of operations include the changes in the fair values of these transactions, the Company regards the changes in credit impairment estimates as critical information for investors as it provides information about loss payments the Company expects to make.

For the six months ended June 30, 2011, the additional estimated credit impairment on structured CMBS pools and CRE CDO portfolios was estimated to be $363 million as a result of additional delinquencies and loan level liquidations. The aggregate credit impairment on structured CMBS pools and CRE CDO portfolios was estimated to be $1.5 billion through June 30, 2011. The impairment is estimated using the Company’s loss reserve methodology, determined as the present value of the probability–weighted potential future losses, net of estimated recoveries, across multiple scenarios as described below. Although the pace of increases in the delinquency rate has slowed and many loans are being modified, liquidations have taken place. Some loans were liquidated with minimal losses of 1% to 2% while others experienced near complete losses. These have led to losses in the CMBS market, and in many cases, have resulted in reductions of enhancement to the individual CMBS bonds within the structured CMBS pools insured by MBIA. In certain insured transactions, these losses have resulted in deductible erosion. Bond level enhancement and pool level deductibles are structural features intended to mitigate losses to the Company. As that protection is eroded, impairments increase even in the absence of significant further collateral deterioration.

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

•

The second approach considers current delinquency rates and uses current and projected net operating income (“NOI”) and capitalization rates (“Cap Rates”) to project losses under three scenarios. In the first scenario, NOI and Cap Rates remain flat with no improvement over the remaining life of the loans (often five to six more years). In the second and third scenarios, loans are stratified by size with larger loans being valued utilizing lower Cap Rates than for smaller loans. These scenarios also assume that Cap Rates and NOIs remain flat for the near term and then begin to improve slowly. Additionally, in these scenarios, any loan with a balance greater than $75 million with a debt service coverage ratio less than 1.0x or that was reported as being in any stage of delinquency, was reviewed individually so that performance and loss severity could be more accurately determined. Specific loan level assumptions for this large loan subset were then incorporated into this scenario. The second and third scenarios project different levels of additional defaults with respect to loans that are current. This approach relies heavily on year-end financial statements at the property level. In modeling these scenarios, the Company has received financial statements for year-end 2010 for 68% of the properties in the pools.

•

The third approach stratifies loans into debt service coverage buckets and uses default probabilities implied by a third-party default study for each bucket to project defaults. The implied defaults are converted into losses using a loss severity assumption. This approach also relies on year-end financial statements at the property level. As the Company continues to see more current market performance statistics regarding modifications and liquidations in this cycle, the Company will continue to de-emphasize this more actuarial-based approach and focus more on those scenarios which best reflect current market observations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

•

The fourth approach stratifies loans into buckets based on delinquency status (including a “current” bucket) and utilizes recent Roll Rates actually experienced within each of the commercial mortgage-backed index (“CMBX”) series in order to formulate an assumption to predict future delinquencies. Ultimately, this generates losses over a projected time horizon based on the assumption that loss severities will remain at the peak level for a given time period and then decrease over time. This approach was applied in two scenarios. In the first scenario, the Company assumes that 75% of the loans greater than 90 days delinquent (and those projected to roll into late stage delinquency from the current and lesser stage levels of delinquency) are liquidated. In the second scenario, the Company assumes that 65% of these loans are liquidated and that 35% are modified and returned to current. These estimates are based on the levels of modifications that took place within the corresponding CMBX indices in the previous twenty-two months ended May 31, 2011.

The loss severities projected by these scenarios vary widely, from moderate to substantial losses. The Company assigns a wide range of probabilities to these scenarios, with lower severity scenarios being weighted more heavily than higher severity scenarios. This reflects the view that liquidations will continue to be mitigated by loan extensions and modifications, and that property values and NOIs have bottomed for many sectors and markets in the U.S. Beginning with the first quarter of 2010 through June 30, 2011, the probability-weighted loss estimate was $1.5 billion, and is inclusive of any claim or settlement payments. If macroeconomic stress escalates, there is a “double dip” recession, higher delinquencies, higher levels of liquidations of delinquent loans and/or higher severities of loss upon liquidation, MBIA may incur substantial additional losses.

Actual losses will be a function of the proportion of loans in the pools that are foreclosed and liquidated and the loss severities associated with those liquidations. If the deductibles in the Company’s insured transactions and underlying referenced CMBS transactions are fully eroded, additional property level losses upon foreclosures and liquidations could result in substantial losses for MBIA. Since foreclosures and liquidations have only begun to take place over the past few months during this economic cycle, particularly for larger properties, ultimate loss rates remain uncertain. Whether CMBS collateral is included in a structured pool or in a CRE CDO, the Company believes the modeling related to the underlying bond should be the same.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments

Financial Instruments

The following table presents the carrying value and fair value of financial instruments reported on the Company’s consolidated balance sheets as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011		As of December 31, 2010
In millions	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Investments held as available-for-sale and held at fair value	$10,691	$10,691	$11,739	$11,739
Other investments	160	160	188	188
Cash and cash equivalents	626	626	366	366
Receivable for investments sold	76	76	8	8
Derivative assets:
Insured derivatives	0	0	0	0
Non-insured derivatives	3	3	4	4

Total derivative assets	3	3	4	4
Assets of consolidated VIEs:
Cash	735	735	764	764
Investments held-to-maturity	3,934	3,703	4,039	3,760
Fixed-maturity securities held as available-for-sale	280	280	339	339
Fixed-maturity securities held as trading	4,835	4,835	5,241	5,241
Loans receivable	2,320	2,320	2,183	2,183
Loan repurchase commitments	905	905	835	835
Derivative assets	680	680	699	699
Liabilities:
Investment agreements	1,632	1,799	2,005	2,172
Medium-term notes	1,763	1,258	1,740	766
Securities sold under agreements to repurchase	387	385	471	454
Short-term debt	-	-	65	65
Long-term debt	1,843	1,167	1,851	1,155
Payable for settlement of derivatives and investments purchased	235	235	2	2
Derivative liabilities:
Insured derivatives	5,676	5,676	4,375	4,375
Non-insured derivatives	258	258	242	242

Total derivative liabilities	5,934	5,934	4,617	4,617
Warrants	23	23	58	58
Liabilities of consolidated VIEs:
Variable interest entity notes	10,449	10,183	10,590	10,285
Long-term debt	360	338	360	340
Derivative liabilities	2,160	2,160	2,104	2,104
Financial Guarantees:
Gross	4,666	4,402	5,275	3,906
Ceded	114	120	112	48

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

Mortgage-backed securities and asset-backed securities —Mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) are valued using recently executed transaction prices. When position-specific quoted prices are not available, MBS and ABS are valued based on quoted prices for similar securities. If quoted prices are not available, MBS and ABS are valued using a valuation model based on observable inputs including interest rate yield curves, spreads, prepayments and volatilities, and categorized in Level 2 of the fair value hierarchy. MBS and ABS are categorized in Level 3 of the fair value hierarchy when significant inputs are unobservable.

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

Cash and Cash Equivalents, Receivable for Investments Sold and Payable for Settlement of Derivatives and Investments Purchased

The carrying amounts of cash and cash equivalents, receivable for investments sold and payable for the settlement of derivatives and investments purchased approximates fair values due to the short maturities of these instruments.

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

Loan Repurchase Commitments

Loan repurchase commitments are obligations owed by the sellers/servicers of mortgage loans to either MBIA as reimbursement of paid claims or to the RMBS trusts as defined in the transaction documents. Loan repurchase commitments are consolidated under the amended accounting principles for the consolidation of VIEs. This asset represents the rights of the trusts against the sellers/servicers for representations and warranties that the securitized residential mortgage loans sold to the trust comply with stated underwriting guidelines and for the sellers/servicers to cure, replace, or repurchase mortgage loans that fail to comply. Fair value measurements of loan repurchase commitments represent the amounts owed by the sellers/servicers to the trusts. Loan repurchase commitments are not securities and no quoted prices or comparable market transaction information are observable or available. Loan repurchase commitments at fair value are categorized in Level 3 of the fair value hierarchy. Fair values of loan repurchase commitments are determined using discounted cash flow techniques based on observable inputs including:

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

Derivatives—Asset/Liability Products

The asset/liability products business has entered into derivative transactions primarily consisting of interest rate, cross currency, credit default and principal protection guarantees. Fair values of over-the counter derivatives are determined using valuation models based on observable inputs, nonperformance risk of the Company’s own credit and nonperformance risk of the counterparties. Observable and market-based inputs include interest rate yields, credit spreads and volatilities. These derivatives are categorized in Level 2 or Level 3 of the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Derivatives—Insurance

The derivative contracts insured by MBIA cannot be legally traded and generally do not have observable market prices. MBIA Corp. determines the fair values of insured credit derivatives using valuation models. These models include the Binomial Expansion Technique (“BET”) model and an internally developed model referred to as the “Direct Price Model.” For a limited number of other insured credit derivatives, fair values are determined using a dual-default model. The valuation of insured derivatives includes the impact of its own credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as their fair value is derived using significant unobservable inputs.

Description of MBIA’s Insured Derivatives

As of June 30, 2011, the Company had $100.5 billion of gross par outstanding on insured derivatives. The majority of MBIA’s insured derivatives are “credit derivatives” that reference structured pools of cash securities and CDS. The Company generally insured the most senior liabilities of such transactions and, at transaction closing, the Company’s exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral backing the Company’s insured derivatives was cash securities and CDS referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, CRE loans, and CDO securities. As of June 30, 2011, the gross par outstanding of the Company’s insured credit derivatives totaled $92.4 billion. The remaining $8.1 billion of gross par outstanding on insured derivatives as of June 30, 2011 primarily related to insured “interest rate” and “inflation-linked” swaps for which the Company has insured counterparty credit risk.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Most of MBIA’s insured CDS contracts require MBIA to make payments for losses of the principal outstanding under the contracts when losses on the underlying referenced collateral exceed a predetermined deductible. MBIA’s gross par outstanding and maximum payment obligation under these contracts as of June 30, 2011 was $71.9 billion. The underlying referenced collateral for contracts executed in this manner largely consist of investment grade corporate debt, structured CMBS pools and, to a lesser extent, corporate and multi-sector CDOs (in CDO-squared transactions). MBIA’s multi-sector and CDO-squared transactions contain substantial RMBS-related collateral. As of June 30, 2011, MBIA also had $20.5 billion of gross par outstanding on insured CDS contracts that require MBIA to make timely interest and ultimate principal payments.

Valuation Models Used

Approximately 79% of the balance sheet fair value of insured credit derivatives as of June 30, 2011 was valued using the BET Model. Approximately 20% of the balance sheet fair value of insured credit derivatives as of June 30, 2011 was valued using the internally developed Direct Price Model. An immaterial amount of insured credit derivatives were valued using other methods, including a dual default model.

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

•

credit spreads of underlying collateral based on actual spreads or spreads on similar collateral with similar ratings, or in some cases is benchmarked; for collateral pools where the spread distribution is characterized by extremes, each segment of the pool is modeled separately instead of using an overall pool average;

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

As of June 30, 2011, sector-specific spreads were used in 7% of the transactions valued using the BET Model. Corporate spreads were used in 49% of the transactions and spreads benchmarked from the most relevant spread source were used for 44% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy, including using actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. The spread source can also be identified by whether or not it is based on collateral weighted average rating factor (“WARF”). No collateral-specific spreads are based on WARF, sector-specific and corporate spreads are based on WARF, and some benchmarked spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spreads were used for 90% of the transactions.

Over time, the data inputs change as new sources become available, existing sources are discontinued or are no longer considered to be reliable or the most appropriate. It is always the Company’s objective to move to higher levels on the spread hierarchy table defined above. However, the Company may on occasion move to lower priority inputs due to the discontinuation of data sources or due to the Company considering higher priority inputs no longer representative of market spreads.

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

d. Input Adjustments for Insured CMBS Derivatives in the Current Market

Approximately $35.3 billion gross par of MBIA’s insured derivative transactions as of June 30, 2011 includes substantial amounts of CMBS and commercial mortgage collateral. Since the CMBX is now quoted in price terms and the BET Model requires a spread input, it is necessary to convert CMBX prices to spreads. Through the third quarter of 2010, the Company assumed that a portion of the CMBX price reflected market illiquidity. The Company assumed this illiquidity component was the difference between par and the price of the highest priced CMBX triple-A series. The Company assumed that the price of each CMBX index has two components: an illiquidity component and a loss component. The market implied losses were assumed to be the difference of par less the liquidity adjusted price. These loss estimates were converted to spreads using an internal estimate of duration. Beginning in the fourth quarter of 2010, the Company determined that it would not be appropriate to continue to use a CMBS illiquidity component in the models due to increased liquidity in the marketplace.

e. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET Model at discount rates which include MBIA CDS spreads as of June 30, 2011. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than the Company’s recovery derivative price multiplied by the unadjusted derivative liability.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Overall Model Results

As of June 30, 2011 and December 31, 2010, the Company’s net insured derivative liability was $5.7 billion and $4.4 billion, respectively, and was primarily related to the fair values of insured credit derivatives, based on the results of the aforementioned pricing models. In the current environment, the most significant driver of changes in fair value is nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $7.4 billion and $12.1 billion lower than the net liability that would have been estimated if the Company excluded nonperformance risk in its valuation as of June 30, 2011 and December 31, 2010, respectively. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of the Company’s economic condition, that the Company will be able to pay all claims when due.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following fair value hierarchy tables present information about the Company’s assets (including short-term investments) and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of June 30, 2011
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$805	$137	$-	$-	$942
Foreign governments	330	52	13	-	395
Corporate obligations	1	1,955	294	-	2,250
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,434	-	-	1,434
Residential mortgage-backed non-agency	-	465	28	-	493
Commercial mortgage-backed	-	41	50	-	91
Asset-backed securities:
Collateralized debt obligations	-	124	162	-	286
Other asset-backed	-	235	331	-	566
State and municipal bonds	-	785	13	-	798

Total taxable bonds	1,136	5,228	891	-	7,255
Tax exempt bonds:
State and municipal bonds	-	2,591	32	-	2,623
Other fixed-maturity investments	-	15	-	-	15

Total fixed-maturity investments	1,136	7,834	923	-	9,893
Money market securities	754	-	-	-	754
Perpetual preferred securities	-	170	-	-	170
Other	32	-	-	-	32

Total	1,922	8,004	923	-	10,849
Derivative assets:
Non-insured derivative assets:
Credit derivatives	-	1	-	-	1
Interest rate derivatives	-	38	4	-	42
Other	-	-	-	(40)	(40)

Total derivative assets	-	39	4	(40)	3

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of June 30, 2011
Assets of consolidated VIEs:
Corporate obligations	-	219	60	-	279
Mortgage-backed securities:
Residential mortgage-backed agency	-	13	-	-	13
Residential mortgage-backed non-agency	-	2,600	17	-	2,617
Commercial mortgage-backed	-	809	27	-	836
Asset-backed securities:
Collateralized debt obligations	-	657	201	-	858
Other asset-backed	-	292	75	-	367

Total fixed maturity securities at fair value	-	4,590	380	-	4,970
Money market securities	145	-	-	-	145
Loans receivable	-	-	2,320	-	2,320
Loan repurchase commitments	-	-	905	-	905
Derivative assets:
Credit derivatives	-	-	670	-	670
Interest rate derivatives	-	10	-	-	10

Total assets	$2,067	$12,643	$5,202	$(40)	$19,872

Liabilities:
Medium-term notes	$-	$-	$206	$-	$206
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	20	5,656	-	5,676
Non-insured derivatives:
Credit derivatives	-	2	-	-	2
Interest rate derivatives	-	285	-	-	285
Currency derivatives	-	11	-	-	11
Other	-	-	-	(40)	(40)
Other liabilities:
Warrants	-	23	-	-	23
Liabilities of consolidated VIEs:
Variable interest entity notes	-	2,026	4,513	-	6,539
Derivative liabilities:
Credit derivatives	-	-	1,590	-	1,590
Interest rate derivatives	-	554	-	-	554
Currency derivatives	-	-	16	-	16

Total liabilities	$-	$2,921	$11,981	$(40)	$14,862

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
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$915	$149	$-	$-	$1,064
Foreign governments	409	49	11	-	469
Corporate obligations	-	2,602	246	-	2,848
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,548	41	-	1,589
Residential mortgage-backed non-agency	-	414	48	-	462
Commercial mortgage-backed	-	120	41	-	161
Asset-backed securities:
Collateralized debt obligations	-	108	191	-	299
Other asset-backed	-	310	350	-	660
State and municipal bonds	-	738	14	-	752

Total taxable bonds	1,324	6,038	942	-	8,304
Tax exempt bonds:
State and municipal bonds	-	2,787	36	-	2,823
Other fixed-maturity investments	13	19	-	-	32

Total fixed-maturity investments	1,337	8,844	978	-	11,159
Money market securities	553	-	-	-	553
Perpetual preferred securities	-	192	-	-	192
Other	16	5	-	-	21

Total	1,906	9,041	978	-	11,925
Derivative assets:
Non-insured derivative assets:
Credit derivatives	-	3	-	-	3
Interest rate derivatives	-	57	5	-	62
Other	-	-	-	(61)	(61)

Total derivative assets	-	60	5	(61)	4

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2010
Assets of consolidated VIEs:
U.S. Treasury and government agency	4	-	-	-	4
Corporate obligations	7	360	80	-	447
Mortgage-backed securities:
Residential mortgage-backed agency	-	37	-	-	37
Residential mortgage-backed non-agency	-	2,706	40	-	2,746
Commercial mortgage-backed	-	907	23	-	930
Asset-backed securities:
Collateralized debt obligations	-	583	245	-	828
Other asset-backed	-	352	83	-	435
State and municipal taxable and tax-exempt bonds	-	4	-	-	4

Total fixed maturity securities at fair value	11	4,949	471	-	5,431
Money market securities	150	-	-	-	150
Loans receivable	-	-	2,183	-	2,183
Loan repurchase commitments	-	-	835	-	835
Derivative assets:
Credit derivatives	-	-	687	-	687
Interest rate derivatives	-	12	-	-	12

Total assets	$2,067	$14,062	$5,159	$(61)	$21,227

Liabilities:
Medium-term notes	$-	$-	$116	$-	$116
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	25	4,350	-	4,375
Non-insured derivatives:
Interest rate derivatives	-	297	-	-	297
Currency derivatives	-	6	-	-	6
Other	-	-	-	(61)	(61)
Other liabilities:
Warrants	-	58	-	-	58
Liabilities of consolidated VIEs:
Variable interest entity notes	-	2,007	4,673	-	6,680
Derivative liabilities:
Credit derivatives	-	-	1,455	-	1,455
Interest rate derivatives	-	635	-	-	635
Currency derivatives	-	-	14	-	14

Total liabilities	$-	$3,028	$10,608	$(61)	$13,575

Level 3 assets were $5.2 billion as of June 30, 2011 and December 31, 2010 and represented approximately 26% and 24% of total assets measured at fair value, respectively. Level 3 liabilities were $12.0 billion and $10.6 billion as of June 30, 2011 and December 31, 2010, respectively, and represented approximately 81% and 78% of total liabilities measured at fair value, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2011 and 2010:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2011

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2011
Assets:

Foreign governments	$19	$-	$-	$-	$(6)	$4	$3	$-	$-	$(7)	$13	$-
Corporate obligations	211	-	-	-	1	1	(1)	-	82	-	294	-
Residential mortgage-backed non-agency	43	(1)	-	5	(2)	4	(6)	(18)	3	-	28	-
Commercial mortgage-backed	51	-	-	-	-	1	-	(2)	-	-	50	-
Collateralized debt obligations	123	(1)	-	8	(9)	5	(4)	(6)	46	-	162	-
Other asset-backed	323	-	-	(7)	(1)	8	(2)	(1)	11	-	331	-
State and municipal taxable bonds	12	-	-	1	-	-	-	-	-	-	13	-
State and municipal tax-exempt bonds	34	-	-	-	-	2	(3)	(1)	-	-	32	-
Assets of consolidated VIEs:
Corporate obligations	82	-	(17)	-	-	-	(2)	-	4	(7)	60	-
Residential mortgage-backed non-agency	18	-	4	-	-	-	(2)	-	-	(3)	17	1
Commercial mortgage-backed	29	-	1	-	-	-	(2)	(1)	-	-	27	(1)
Collateralized debt obligations	219	-	(28)	-	-	-	-	-	24	(14)	201	5
Other asset-backed	81	-	(7)	-	-	-	(1)	-	2	-	75	2
Loans receivable	2,327	-	68	-	-	-	(73)	(2)	-	-	2,320	68
Loan repurchase commitments	867	-	38	-	-	-	-	-	-	-	905	38

Total assets	$4,439	$(2)	$59	$7	$(17)	$25	$(93)	$(31)	$172	$(31)	$4,528	$113

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2011
Liabilities:
Medium-term notes	$163	$-	$39	$-	$4	$-	$-	$-	$-	$-	$206	$39
Credit derivatives, net	5,772	193	(115)	-	-	-	(194)	-	-	-	5,656	897
Interest derivatives, net	(4)	-	(1)	-	-	-	-	-	1	-	(4)	2
Liabilities of consolidated VIEs:
VIE notes	4,953	-	2	-	-	-	(262)	(180)	-	-	4,513	2
Credit derivatives, net	926	-	(6)	-	-	-	-	-	-	-	920	(7)
Currency derivatives, net	12	-	4	-	-	-	-	-	-	-	16	4

Total liabilities	$11,822	$193	$(77)	$-	$4	$-	$(456)	$(180)	$1	$-	$11,307	$937

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2010

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Settlements and Sales, net	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2010
Assets:
Foreign governments	$13	$-	$-	$-	$(1)	$-	$-	$-	$12	$-
Corporate obligations	320	(1)	-	9	(3)	(13)	11	(12)	311	-
Residential mortgage-backed agency	46	-	-	1	-	(2)	-	(45)	-	-
Residential mortgage-backed non-agency	66	-	-	5	-	(4)	3	(40)	30	-
Commercial mortgage-backed	17	-	-	1	(1)	(3)	-	-	14	-
Collateralized debt obligations	202	(5)	-	21	-	(9)	-	(98)	111	-
Other asset-backed	442	-	-	(7)	-	(43)	5	(6)	391	-
State and municipal tax-exempt bonds	45	-	-	1	-	(8)	-	-	38	-
Perpetual preferred securities	83	-	-	2	-	-	-	-	85	-
Assets of consolidated VIEs:
Corporate obligations	81	-	76	-	-	(20)	-	(8)	129	-
Residential mortgage-backed non-agency	82	-	(252)	2	-	(4)	274	(49)	53	-
Commercial mortgage-backed	56	-	218	-	-	-	1	(59)	216	-
Collateralized debt obligations	326	-	(27)	-	-	-	40	(12)	327	-
Other asset-backed	146	-	8	-	-	-	2	(3)	153	-
Loans receivable	2,434	-	214	-	(40)	-	-	-	2,608	-
Loan repurchase commitments	715	-	77	-	-	-	-	-	792	77

Total assets	$5,074	$(6)	$314	$35	$(45)	$(106)	$336	$(332)	$5,270	$77

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Settlements and Sales, net	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2010
Liabilities:
Medium-term notes	$118	$-	$2	$-	$(11)	$-	$-	$-	$109	$2
Credit derivatives, net	5,950	90	(1,536)	-	-	(91)	-	-	4,413	(1,546)
Interest derivatives, net	(5)	-	(2)	-	-	-	-	-	(7)	2
Currency derivatives, net	(12)	-	6	-	(1)	-	-	-	(7)	(3)
Liabilities of consolidated VIEs:										-
VIE notes	5,340	-	119	-	(12)	(402)	-	-	5,045	-
Derivative contracts, net	349	-	21	-	-	-	-	-	370	21

Total liabilities	$11,740	$90	$(1,390)	$-	$(24)	$(493)	$-	$-	$9,923	$(1,524)

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $173 million and $31 million, respectively, for the three months ended June 30, 2011. Transfers into and out of Level 2 were $31 million and $173 million, respectively, for the three months ended June 30, 2011. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations and commercial mortgage-backed comprised the majority of the transferred instruments. There were no transfers into or out of Level 1. For the three months ended June 30, 2011, the net unrealized losses related to the transfers into Level 3 was $2 million and the net unrealized gains related to the transfers out of Level 3 was $8 million.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2011 and 2010:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2011

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2011
Assets:

Foreign governments	$11	$-	$-	$-	$(6)	$7	$-	$1	$-	$7	$(7)	$13	$-
Corporate obligations	246	-	-	7	3	11	-	(34)	(12)	88	(15)	294	-
Residential mortgage-backed agency	41	-	-	1	-	1	-	(1)	(1)	-	(41)	-	-
Residential mortgage-backed non-agency	48	(1)	-	10	(2)	11	-	(11)	(19)	8	(16)	28	-
Commercial mortgage-backed	41	-	-	2	1	9	-	-	(2)	-	(1)	50	-
Collateralized debt obligations	191	(2)	-	28	(9)	7	1	(33)	(8)	48	(61)	162	-
Other asset-backed	350	-	-	1	(1)	9	-	(11)	(2)	13	(28)	331	-
State and municipal taxable bonds	14	-	-	(1)	-	-	-	-	-	-	-	13	-
State and municipal tax-exempt bonds	36	-	-	-	-	2	-	(5)	(1)	-	-	32	-
Assets of consolidated VIEs:
Corporate obligations	80	-	(17)	-	-	-	-	(4)	-	8	(7)	60	(1)
Residential mortgage-backed non-agency	40	-	2	3	-	-	-	(5)	-	-	(23)	17	2
Commercial mortgage-backed	23	-	7	-	-	-	-	(2)	(1)	-	-	27	6
Collateralized debt obligations	245	-	(14)	-	-	-	-	(2)	-	40	(68)	201	19
Other asset-backed	83	-	(9)	-	-	-	-	(2)	-	3	-	75	(2)
Loans receivable	2,183	-	296	-	-	-	-	(157)	(2)	-	-	2,320	296
Loan repurchase commitments	835	-	58	-	-	-	12	-	-	-	-	905	58

Total assets	$4,467	$(3)	$323	$51	$(14)	$57	$13	$(266)	$(48)	$215	$(267)	$4,528	$378

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2011
Liabilities:
Medium-term notes	$116	$-	$78	$-	$12	$-	$-	$-	$-	$-	$-	$206	$78
Credit derivatives, net	4,350	547	1,307	-	-	-	-	(548)	-	-	-	5,656	2,128
Interest derivatives, net	(5)	-	-	-	-	-	-	-	-	1	-	(4)	1
Liabilities of consolidated VIEs:
VIE notes	4,673	-	584	-	-	-	-	(564)	(180)	-	-	4,513	584
Credit derivatives, net	768	-	152	-	-	-	-	-	-	-	-	920	151
Currency derivatives, net	14	-	2	-	-	-	-	-	-	-	-	16	2

Total liabilities	$9,916	$547	$2,123	$-	$12	$-	$-	$(1,112)	$(180)	$1	$-	$11,307	$2,944

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2010
In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Settlements and Sales, net	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2010
Assets:
U.S. Treasury and government agency	$6	$-	$-	$-	$-	$(6)	$-	$-	$-	$-
Foreign governments	12	-	-	-	-	-	-	-	12	-
Corporate obligations	281	(1)	-	32	(5)	(15)	41	(22)	311	-
Residential mortgage-backed agency	48	-	-	2	-	(5)	-	(45)	-	-
Residential mortgage-backed non-agency	64	(3)	-	32	-	(21)	3	(45)	30	-
Commercial mortgage-backed	20	-	-	1	(2)	(5)	-	-	14	-
Collateralized debt obligations	245	(12)	-	61	-	(76)	16	(123)	111	-
Other asset-backed	401	-	-	(25)	-	17	13	(15)	391	-
State and municipal tax-exempt bonds	50	-	-	1	-	(13)	-	-	38	-
Other fixed-maturity investments	19	-	-	-	-	(19)	-	-	-	-
Perpetual preferred securities	77	-	-	9	-	(1)	-	-	85	-
Assets of consolidated VIEs:
Corporate obligations	-	-	76	-	-	61	-	(8)	129	-
Residential mortgage-backed non-agency	166	(1)	(253)	3	-	(91)	281	(52)	53	-
Commercial mortgage-backed	3	-	218	-	-	53	1	(59)	216	-
Collateralized debt obligations	42	-	(27)	-	-	284	40	(12)	327	-
Other asset-backed	193	-	8	-	-	(47)	2	(3)	153	-
Loans receivable	-	-	195	-	(21)	2,434	-	-	2,608	-
Loan repurchase commitments	-	-	77	-	-	715	-	-	792	77

Total assets	$1,627	$(17)	$294	$116	$(28)	$3,265	$397	$(384)	$5,270	$77

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Settlements and Sales, net	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2010
Liabilities:
Medium-term notes	$110	$-	$16	$-	$(17)	$-	$-	$-	$109	$16
Credit derivatives, net	3,799	153	674	-	-	(213)	-	-	4,413	677
Interest derivatives, net	(6)	(8)	3	-	4	-	-	-	(7)	6
Currency derivatives, net	(3)	-	(2)	-	(2)	-	-	-	(7)	(12)
Liabilities of consolidated VIEs:
VIE notes	-	-	134	-	(6)	4,917	-	-	5,045	-
Derivative contracts, net	-	-	3	-	-	367	-	-	370	3

Total liabilities	$3,900	$145	$828	$-	$(21)	$5,071	$-	$-	$9,923	$690

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $216 million and $267 million, respectively, for the six months ended June 30, 2011. Transfers into and out of Level 2 were $267 million and $216 million, respectively, for the six months ended June 30, 2011. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations and CDOs comprised the majority of the transferred instruments. There were no transfers into or out of Level 1. For the six months ended June 30, 2011, the net unrealized losses related to the transfers into Level 3 was $1 million and the net unrealized gains related to the transfers out of Level 3 was $22 million.

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

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the three months ended June 30, 2011 and 2010 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended June 30, 2011
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$115	$(193)	$40	$-	$60

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of June 30, 2011	$(897)	$-	$37	$-	$114

	Three Months Ended June 30, 2010
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$1,536	$(91)	$(5)	$-	$56

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of June 30, 2010	$1,539	$-	$8	$-	$56

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the six months ended June 30, 2011 and 2010 are reported on the consolidated statements of operations as follows:

	Six Months Ended June 30, 2011
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(1,307)	$(547)	$79	$-	$(414)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of June 30, 2011	$(2,128)	$-	$77	$-	$(359)

	Six Months Ended June 30, 2010
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(674)	$(145)	$(1)	$-	$74

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of June 30, 2010	$(691)	$-	$20	$-	$74

Fair Value Option

The Company elected to record at fair value certain financial instruments of the VIEs that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following tables present the changes in fair value included in the Company’s consolidated statement of operations for the three months ended June 30, 2011 and 2010 for all financial instruments for which the fair value option was elected.

	Three Months Ended June 30,
	2011			2010
In millions	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Total Changes in Fair Value	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Total Changes in Fair Value
Fixed-maturity securities held at fair value	$(265)	$-	$(265)	$231	$-	$231
Loans receivable at fair value:
Residential mortgage loans	29	-	29	130	-	130
Other loans	(35)	-	(35)	44	-	44
Loan repurchase commitments	39	-	39	77	-	77
Other assets	18	-	18	(2)	-	(2)
Long-term debt	252	-	252	(123)	-	(123)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the changes in fair value included in the Company’s consolidated statement of operations for the six months ended June 30, 2011 and 2010 for all financial instruments for which the fair value option was elected.

	Six Months Ended June 30,
	2011			2010
In millions	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Total Changes in Fair Value	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Total Changes in Fair Value
Fixed-maturity securities held at fair value	$(52)	$-	$(52)	$248	$21	$269
Loans receivable at fair value:
Residential mortgage loans	130	-	130	368	220	588
Other loans	7	-	7	18	-	18
Loan repurchase commitments	70	-	70	293	63	356
Other assets	(22)	-	(22)	(1)	159	158
Long-term debt	(115)	-	(115)	(424)	(333)	(757)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2011 and December 31, 2010 for loans and long-term debt for which the fair value option has been elected.

	As of June 30, 2011			As of December 31, 2010
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$3,034	$2,144	$890	$3,334	$2,014	$1,320
Residential mortgage loans (90 days or more past due)	240	-	240	243	-	243
Other loans	304	108	196	412	124	288
Other loans (90 days or more past due)	191	68	123	149	45	104

Total loans receivable at fair value	$3,769	$2,320	$1,449	$4,138	$2,183	$1,955

Long-term debt	$23,448	$6,539	$16,909	$17,217	$6,680	$10,537

Substantially all gains and losses included in earnings during the six months ended June 30, 2011 on loans receivable and long-term debt reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the long-term debt, resulting in depressed pricing of the financial instruments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments

The Company’s fixed-maturity portfolio consists of high-quality (average rating Aa) taxable and tax-exempt investments of diversified maturities. Other investments primarily comprise equity investments, including those accounted for under the equity method and highly rated perpetual securities that bear interest and are callable by the issuer. The following tables present the amortized cost, fair value and other-than-temporary impairments of fixed-maturity investments and other investments designated as available-for-sale in the consolidated investment portfolio of the Company as of June 30, 2011 and December 31, 2010:

	June 30, 2011
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$914	$16	$(1)	$929	$-
Foreign governments	377	17	-	394	-
Corporate obligations	2,183	49	(73)	2,159	-
Mortgage-backed securities:
Residential mortgage-backed agency	1,363	43	(5)	1,401	-
Residential mortgage-backed non-agency	552	54	(114)	492	(136)
Commercial mortgage-backed	87	1	(7)	81	-
Asset-backed securities:
Collateralized debt obligations	413	-	(130)	283	(49)
Other asset-backed	673	6	(121)	558	-
State and municipal bonds	812	14	(32)	794	-

Total taxable bonds	7,374	200	(483)	7,091	(185)
Tax-exempt bonds:
State and municipal bonds	2,640	23	(40)	2,623	-

Total tax-exempt bonds	2,640	23	(40)	2,623	-

Total fixed-maturity investments	10,014	223	(523)	9,714	(185)
Other investments:
Perpetual preferred securities	176	2	(8)	170	-
Other investments	30	2	-	32	-
Money market securities	750	-	-	750	-

Total other investments	956	4	(8)	952	-
Assets of consolidated VIEs:
Asset-backed securities:
Collateralized debt obligations	82	1	(1)	82	-
Other asset-backed	52	1	-	53	-
Other investments:
Money market securities	145	-	-	145	-

Total available-for-sale investments	$11,249	$229	$(532)	$10,946	$(185)

(1) - Represents the amount of other-than-temporary losses recognized in accumulated other comprehensive income (loss) since the adoption of the accounting guidance for other-than-temporary impairments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	December 31, 2010
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,055	$12	$(3)	$1,064	$-
Foreign governments	451	19	(1)	469	-
Corporate obligations	2,922	49	(127)	2,844	-
Mortgage-backed securities:
Residential mortgage-backed agency	1,537	39	(13)	1,563	-
Residential mortgage-backed non-agency	627	36	(180)	483	(155)
Commercial mortgage-backed	199	24	(19)	204	-
Asset-backed securities:
Collateralized debt obligations	472	1	(180)	293	(86)
Other asset-backed	732	1	(112)	621	-
State and municipal bonds	797	7	(52)	752	-

Total taxable bonds	8,792	188	(687)	8,293	(241)
Tax-exempt bonds:
State and municipal bonds	2,907	19	(104)	2,822	-

Total tax-exempt bonds	2,907	19	(104)	2,822	-

Total fixed-maturity investments	11,699	207	(791)	11,115	(241)
Other investments:
Perpetual preferred securities	195	8	(12)	191	-
Other investments	38	3	-	41	-
Money market securities	552	-	-	552	-

Total other investments	785	11	(12)	784	-
Assets of consolidated VIEs:
Asset-backed securities:
Collateralized debt obligations	91	-	(1)	90	-
Other asset-backed	98	2	-	100	-
Other investments:
Money market securities	149	-	-	149	-

Total available-for-sale investments	$12,822	$220	$(804)	$12,238	$(241)

(1) - Represents the amount of other-than-temporary losses recognized in accumulated other comprehensive income (loss) since the adoption of the accounting guidance for other-than-temporary impairments.

The fair value of securities on deposit with various regulatory authorities was $11 million as of June 30, 2011 and December 31, 2010. These deposits are required to comply with state insurance laws.

A portion of the obligations under investment agreements require the Company to pledge securities as collateral. As of June 30, 2011 and December 31, 2010, the fair value of securities pledged as collateral with respect to these investment agreements approximated $2.1 billion and $2.4 billion, respectively. Additionally, the Company pledged cash as collateral under investment agreements in the amount of $7 million and $113 million as of June 30, 2011 and December 31, 2010, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution by contractual maturity of available-for-sale fixed-maturity investments at amortized cost and fair value as of June 30, 2011. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$960	$962	$-	$-
Due after one year through five years	1,086	1,126	-	-
Due after five years through ten years	1,123	1,133	-	-
Due after ten years through fifteen years	777	779	-	-
Due after fifteen years	2,980	2,899	-	-
Mortgage-backed	2,002	1,974	-	-
Asset-backed	1,086	841	134	135

Total fixed-maturity investments	$10,014	$9,714	$134	$135

Investments that are held-to-maturity are reported on the Company’s consolidated balance sheets at amortized cost. These investments, which primarily relate to the Company’s consolidated VIEs, principally consist of ABS and loans issued by major national and international corporations and other structured finance clients. As of June 30, 2011, unrecognized gross gains and gross losses were $4 million and $235 million, respectively. There were no unrecognized gross gains as of December 31, 2010. Unrecognized gross losses were $279 million as of December 31, 2010. The following table presents the distribution of held-to-maturity investments by contractual maturity at amortized cost and fair value as of June 30, 2011:

			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years(1)	1	1	-	-
Due after five years through ten years	-	-	-	-
Due after ten years through fifteen years	-	-	-	-
Due after fifteen years	-	-	-	-
Mortgage-backed	-	-	-	-
Asset-backed	-	-	3,934	3,703

Total held-to-maturity investments	$1	$1	$3,934	$3,703

(1) - Relates to tax credit investments reported in “Other investments” on the Company’s consolidated balance sheet.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following tables present the gross unrealized losses included in accumulated other comprehensive income (loss) as of June 30, 2011 and December 31, 2010 related to available-for-sale fixed-maturity and other investments. These tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	June 30, 2011
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$30	$(1)	$-	$-	$30	$(1)
Foreign governments	17	-	-	-	17	-
Corporate obligations	320	(6)	539	(67)	859	(73)
Mortgage-backed securities:
Residential mortgage-backed agency	391	(4)	54	(1)	445	(5)
Residential mortgage-backed non-agency	51	(3)	293	(111)	344	(114)
Commercial mortgage-backed	9	(1)	51	(6)	60	(7)
Asset-backed securities:
Collateralized debt obligations	6	(2)	252	(128)	258	(130)
Other asset-backed	36	(1)	387	(120)	423	(121)
State and municipal bonds	308	(9)	138	(23)	446	(32)

Total taxable bonds	1,168	(27)	1,714	(456)	2,882	(483)
Tax-exempt bonds:
State and municipal bonds	1,190	(25)	190	(16)	1,380	(41)

Total tax-exempt bonds	1,190	(25)	190	(16)	1,380	(41)

Total fixed-maturity investments	2,358	(52)	1,904	(472)	4,262	(524)
Other investments:
Perpetual preferred securities	44	(1)	89	(7)	133	(8)

Total other investments	44	(1)	89	(7)	133	(8)
Assets of consolidated VIEs:
Asset-backed securities:
Collateralized debt obligations	5	-	12	-	17	-

Total	$2,407	$(53)	$2,005	$(479)	$4,412	$(532)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$370	$(3)	$-	$-	$370	$(3)
Foreign governments	33	(1)	-	-	33	(1)
Corporate obligations	685	(13)	725	(114)	1,410	(127)
Mortgage-backed securities:
Residential mortgage-backed agency	785	(11)	59	(2)	844	(13)
Residential mortgage-backed non-agency	51	(2)	336	(178)	387	(180)
Commercial mortgage-backed	11	-	85	(19)	96	(19)
Asset-backed securities:
Collateralized debt obligations	3	-	278	(180)	281	(180)
Other asset-backed	61	(2)	480	(110)	541	(112)
State and municipal bonds	437	(26)	135	(26)	572	(52)

Total taxable bonds	2,436	(58)	2,098	(629)	4,534	(687)
Tax-exempt bonds:
State and municipal bonds	2,002	(83)	181	(21)	2,183	(104)

Total tax-exempt bonds	2,002	(83)	181	(21)	2,183	(104)

Total fixed-maturity investments	4,438	(141)	2,279	(650)	6,717	(791)
Other investments:
Perpetual preferred securities	20	-	140	(12)	160	(12)
Other investments	3	-	-	-	3	-

Total other investments	23	-	140	(12)	163	(12)
Assets of consolidated VIEs:
Asset-backed securities:
Collateralized debt obligations	62	(1)	5	-	67	(1)
Other asset-backed	7	-	-	-	7	-

Total	$4,530	$(142)	$2,424	$(662)	$6,954	$(804)

Gross unrealized losses on available-for-sale securities presented in the preceding tables decreased as of June 30, 2011 compared with December 31, 2010 primarily as a result of higher market prices on securities held by the Company resulting from an improvement in market-related conditions. Investments with unrealized losses that met the criteria described in the “Other-Than-Temporary Impairments” section below were tested for other-than-temporary impairments and principally related to ABS, MBS, and corporate obligations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of ABS included in the Company’s consolidated investment portfolio as of June 30, 2011 for which fair value was less than amortized cost. Of the total fair value and unrealized losses of ABS, $596 million of fair value and $158 million of unrealized losses are included in the Company’s asset/liability products investment portfolio. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of June 30, 2011 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Asset-backed Sector	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS CDO	$2	$-	$16	$(4)	$7	$(2)	$-	$-	$56	$(92)	$-	$-	$81	$(98)

Corporate CDO	59	(6)	17	(4)	68	(11)	22	(7)	44	(15)	26	(3)	236	(46)

Auto loans	-	-	2	-	-	-	-	-	13	-	-	-	15	-

Credit cards	42	-	5	-	-	-	-	-	-	-	1	-	48	-

Equipment leases	1	-	-	-	-	-	31	(2)	-	-	-	-	32	(2)
Small business/ student loans	19	(2)	-	-	-	-	-	-	12	(1)	-	-	31	(3)

Other ABS	11	-	20	(3)	33	(6)	131	(10)	23	(6)	37	(77)	255	(102)

Total	$134	$(8)	$60	$(11)	$108	$(19)	$184	$(19)	$148	$(114)	$64	$(80)	$698	$(251)

Seventy percent of the Company’s investments in ABS reported in the preceding table were rated investment grade with 19% rated Aaa. Of the total ABS investments reported in the preceding table, $332 million include the benefit of guarantees provided by MBIA Corp. and $93 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed ABS investments using the higher of the guarantors’ ratings or the underlying bond ratings was A and the average underlying credit rating of guaranteed ABS investments, without giving effect to the guarantees, was Baa. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $158 million or 23% of the securities included in the preceding table were rated below investment grade.

The following table presents the fair values and gross unrealized losses by credit rating category of MBS included in the Company’s consolidated investment portfolio as of June 30, 2011 for which fair value was less than amortized cost. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of June 30, 2011 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Mortgage-backed Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
RMBS:
Collateralized	$63	$-	$50	$(15)	$11	$(1)	$-	$-	$36	$(21)	$1	$(3)	$161	$(40)

Home equity	27	-	90	(22)	2	-	1	-	99	(45)	-	-	219	(67)

Pass-through securities	391	(5)	-	-	-	-	-	-	-	-	-	-	391	(5)

Other	-	-	18	(4)	-	-	-	-	9	(4)	-	-	27	(8)

CMBS	1	-	17	(1)	1	-	27	(5)	1	-	4	-	51	(6)

Total	$482	$(5)	$175	$(42)	$14	$(1)	$28	$(5)	$145	$(70)	$5	$(3)	$849	$(126)

Eighty-two percent of the Company’s investments in MBS reported in the preceding table were rated investment grade with 57% rated Aaa. Of the total MBS investments reported in the preceding table, $15 million include the benefit of guarantees provided by MBIA Corp. and $292 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed MBS investments using the higher of the guarantors’ ratings or the underlying bond ratings was Baa and the average underlying credit rating of guaranteed MBS investments, without giving effect to the guarantees, was below investment grade. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $308 million or 36% of the securities included in the preceding table were rated below investment grade.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of direct corporate obligations included in the Company’s consolidated investment portfolio as of June 30, 2011 for which fair value was less than amortized cost. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of June 30, 2011 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate Obligations	$83	$-	$174	$(16)	$295	$(23)	$227	$(30)	$79	$(2)	$1	$(2)	$859	$(73)

Ninety-one percent of the Company’s investments in corporate obligations reported in the preceding table were rated investment grade with 10% rated Aaa. Of the total corporate obligations reported in the preceding table, $19 million include the benefit of guarantees provided by National, $154 million include the benefit of guarantees provided by MBIA Corp., and $56 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed corporate obligations included in the preceding table using the higher of the guarantors’ ratings or the underlying bond ratings was A and the average underlying credit rating of these guaranteed corporate obligations without giving effect to the guarantees was Baa. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp. and National, $79 million or 9% of the securities included in the preceding table were rated below investment grade.

The following tables present the gross unrealized losses of held-to-maturity investments as of June 30, 2011 and December 31, 2010. Held-to-maturity investments are reported at amortized cost on the Company’s consolidated balance sheets. The tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	June 30, 2011
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Other asset-backed securities	$-	$-	$3,383	$(235)	$3,383	$(235)

Total	$-	$-	$3,383	$(235)	$3,383	$(235)

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Other asset-backed securities	$-	$-	$3,760	$(279)	$3,760	$(279)

Total	$-	$-	$3,760	$(279)	$3,760	$(279)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

As of June 30, 2011 and December 31, 2010, the Company’s available-for-sale fixed-maturity investment, other investment and held-to-maturity investment portfolios’ gross unrealized losses totaled $767 million and $1.1 billion, respectively. The weighted average contractual maturity of securities in an unrealized loss position as of June 30, 2011 and December 31, 2010 was 21 years and 20 years, respectively. As of June 30, 2011, there were 349 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $714 million. Within these securities, the book value of 254 securities exceeded market value by more than 5% as presented in the following table:

	000000000000	000000000000	000000000000
Percentage Book Value Exceeded Market Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
5% to 15%	96	$2,124	$1,959
16% to 25%	50	444	357
26% to 50%	66	292	187
Greater than 50%	42	248	71

Total	254	$3,108	$2,574

As of December 31, 2010, there were 412 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $941 million. Within the 412 securities, the book value of 321 securities exceeded market value by more than 5%.

Other-Than-Temporary Impairments

The Company has an ongoing review process for all securities in its investment portfolio, including a quarterly assessment of other-than-temporary impairments. Key factors considered when assessing other-than-temporary impairments include but are not limited to: (a) structural and economic factors among security types that represent the Company’s largest exposure to credit impairment losses, (b) the duration and severity of the unrealized losses (i.e., a decline in the market value of a security by 20% or more at the time of the review, or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period) and (c) the results of various cash flow modeling techniques. As of June 30, 2011, the fair value and related unrealized loss of available-for-sale securities totaled $4.4 billion and $532 million, respectively, and consisted primarily of ABS, MBS, state and municipal tax-exempt and corporate obligations. Based on its evaluation, the Company realized other-than-temporary impairments of $33 million for the six months ended June 30, 2011, primarily related to RMBS, CDOs and corporate obligations.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table provides information about securities held by the Company as of June 30, 2011 that were in an unrealized loss position and insured by a financial guarantor along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Asset-backed:
MBIA(1)	$332	$(78)	$16
Other	93	(20)	-

Total asset-backed	425	(98)	16
Mortgage-backed:
MBIA(1)	15	(5)	5
Other	292	(107)	-

Total mortgage-backed	307	(112)	5
Corporate obligations:
MBIA(1)	173	(13)	-
Other	56	(11)	-

Total corporate obligations	229	(24)	-
Other:
MBIA(1)	280	(32)	-
Other	302	(12)	-

Total other	582	(44)	-

Total	$1,543	$(278)	$21

(1) - Includes investments insured by MBIA Corp. and National. (2) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

The Company also concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of June 30, 2011 that would require the sale of impaired securities.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Investment Income and Gains and Losses

The following table includes total investment income from all operations:

	Three Months Ended June 30,			Six Months Ended June 30,
In millions	2011		2010	2011		2010
Net investment income:
Fixed-maturity	$87		$98	$194		$211
Held-to-maturity	1		2	3		4
Short-term investments	4		1	4		5
Other investments	3		6	8		11
Consolidated VIEs	16		13	34		28

Gross investment income	111		120	243		259
Investment expenses	-		-	-		2

Net investment income	111		120	243		257
Realized gains and losses:
Fixed-maturity:
Gains	18	(1)	6	72	(1)	35
Losses	(37)		(20)	(77)		(78)

Net	(19)		(14)	(5)		(43)
Other investments:
Gains	-		-	9		-
Losses	-		-	-		(1)

Net	-		-	9		(1)

Total net realized gains (losses)(2)	(19)		(14)	4		(44)

Total investment income	$92		$106	$247		$213

(1) - Includes net trading gains of $3 million.

(2) - These balances are included in the “Net gains (losses) on financial instruments at fair value and foreign exchange” and “Net investment losses related to other-than-temporary impairments” line items on MBIA’s consolidated statements of operations.

Total investment income is generated as a result of the ongoing management of the Company’s investment portfolios. For the three months ended June 30, 2011, total investment income decreased from the same period of 2010 primarily due to higher losses related to fixed-maturity investment sales and other-than-temporary impairments, partially offset by higher gains on fixed-maturity investment sales. For the six months ended June 30, 2011, total investment income increased, compared to the same period of 2010 primarily due to sale of investments to finance commutation payments and to continue to grow the Company’s liquidity position.

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

In millions	Three Months Ended June 30,		Six Months Ended June 30,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2011	2010	2011	2010
Beginning balance	$266	$269	$262	$389
Accounting transition adjustment(1)	-	-	-	(149)
Additions for credit loss impairments recognized in the current period on securities not previously impaired	20	4	27	23
Additions for credit loss impairments recognized in the current period on securities previously impaired	-	6	-	17
Reductions for credit loss impairments previously recognized on securities sold during the period	(3)	(10)	(6)	(10)
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period(2)	-	(4)	-	(4)
Reductions for increases in cash flows expected to be collected over the remaining life of the security	-	-	-	(1)

Ending balance	$283	$265	$283	$265

(1) - Reflects the adoption of the accounting principles for the consolidation of VIEs.

(2) - Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

For ABS (e.g., RMBS and CDOs), the Company estimated expected future cash flows of each security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for each significant class of ABS for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
Asset-backed Securities	2011	2010
Expected size of losses(1):
Range(2)	0.00% to 100.00%	0.31% to 100.00%
Weighted average(3)	67.10%	64.68%
Current subordination levels(4):
Range(2)	0.00% to 14.19%	0.00% to 42.16%
Weighted average(3)	0.29%	5.91%
Prepayment speed (annual CPR)(5):
Range(2)	0.00 to 100.00	0.00 to 51.77
Weighted average(3)	19.40	9.83

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Investment Income and Gains and Losses (continued)

Net unrealized gains (losses), including the portion of other-than-temporary impairments included in accumulated other comprehensive income (loss), reported within shareholders’ equity consisted of:

	000000000	000000000
In millions	As of June 30, 2011	As of December 31, 2010
Fixed-maturity:
Gains	$225	$208
Losses	(524)	(782)
Foreign exchange	49	(14)

Net	(250)	(588)
Other investments:
Gains	4	10
Losses	(8)	(22)

Net	(4)	(12)

Total	(254)	(600)
Deferred income tax provision (benefit)	(103)	(208)

Unrealized gains (losses), net	$(151)	$(392)

The change in net unrealized gains (losses) presented in the table above consisted of:

	000000000000	000000000000
In millions	As of June 30, 2011	As of December 31, 2010
Fixed-maturity	$338	$749
Other investments	8	47

Total	346	796
Deferred income tax charged (credited)	105	213

Change in unrealized gains (losses), net (1)	$241	$583

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

Structured Finance and International Insurance

The Company entered into derivative transactions that it viewed as an extension of its core financial guarantee business but which do not qualify for the financial guarantee scope exception and, therefore, must be recorded at fair value on the balance sheet. The Company’s structured finance and international insurance operations, which insured the majority of the Company’s notional derivative exposure, have insured derivatives primarily consisting of structured pools of CDS contracts that the Company intends to hold for the entire term of the contract absent a negotiated settlement with the counterparty. The Company reduces risks embedded in its insured portfolio through the use of reinsurance. This includes cessions of insured derivatives under reinsurance agreements in which the Company economically hedges a portion of the credit and market risk associated with its insured credit derivative portfolio. Such arrangements are also accounted for as derivatives and recorded in the Company’s financial statements at fair value. As of June 30, 2011, the amount of these arrangements was immaterial.

Variable Interest Entities

VIEs consolidated by the Company have entered into derivative transactions primarily consisting of interest rate swaps and CDS contracts. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. CDS contracts are entered into to hedge credit risk or to replicate investments in cash assets.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

Credit Derivatives Sold

The following table presents information about credit derivatives sold (insured) by the Company’s insurance operations that were outstanding as of June 30, 2011. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	6.2 Years	$16,403	$17,385	$9,057	$17,172	$32,144	$92,161	$(5,595)
Non-insured credit default swaps-VIE	4.3 Years	-	-	-	-	2,558	2,558	(1,590)
Insured swaps	18.9 Years	-	302	4,360	3,274	153	8,089	(10)
All others	3.3 Years	-	-	-	-	195	195	(73)

Total notional		$16,403	$17,687	$13,417	$20,446	$35,050	$103,003

Total fair value		$(56)	$(133)	$(175)	$(1,135)	$(5,769)		$(7,268)

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

Referenced credit ratings assigned by MBIA to insured credit derivatives are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future payments that MBIA may be required to make under these guarantees is $102.5 billion. This amount is net of $178 million of insured derivatives ceded under reinsurance agreements in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following table presents information about credit derivatives sold by the Company’s asset/liability products business that were outstanding as of June 30, 2011. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

	000000	000000	000000	000000	000000	000000	000000	000000
In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Principal protection guarantees	0.5 Years	$4,995	$-	$-	$-	$-	$4,995	$-

Total notional		$4,995	$-	$-	$-	$-	$4,995	$-

Total fair value		$-	$-	$-	$-	$-		$-

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

As of June 30, 2011, the total fair value of the Company’s derivative assets, after counterparty netting, was $687 million, of which $683 million was reported within “Derivative assets” and “Derivative assets-VIEs” on the Company’s consolidated balance sheet, and the total fair value of the Company’s derivative liabilities, after counterparty netting, was $8.1 billion which was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheet.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

As of June 30, 2011, the total fair value of the Company’s derivative assets, before counterparty netting, was $727 million and the total fair value of the Company’s derivative liabilities, before counterparty netting, was $8.2 billion. The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of June 30, 2011:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$290	Derivative assets	$5	Derivative liabilities	$(29)

Total designated	$290		$5		$(29)

Not designated as hedging instruments:
Insured credit default swaps	$92,161	Derivative assets	$-	Derivative liabilities	$(5,595)
Insured swaps	8,090	Derivative assets	-	Derivative liabilities	(10)
Non-insured credit default swaps	35	Derivative assets	1	Derivative liabilities	-
Non-insured credit default swaps-VIE	3,681	Derivative assets-VIE	670	Derivative liabilities-VIE	(1,590)
Interest rate swaps	3,014	Derivative assets	37	Derivative liabilities	(255)
Interest rate swaps-VIE	12,921	Derivative assets-VIE	1	Derivative liabilities-VIE	(554)
Interest rate swaps - embedded	529	Medium-term notes	4	Medium-term notes	(8)
Interest rate swaps - embedded-VIE	33	Other assets-VIE	-	Other liabilities-VIE	-
Currency swaps	71	Derivative assets	-	Derivative liabilities	(11)
Currency swaps-VIE	129	Derivative assets-VIE	-	Derivative liabilities-VIE	(16)
All other	5,289	Derivative assets	-	Derivative liabilities	(74)
All other-VIE	481	Derivative assets-VIE	9	Derivative liabilities-VIE	-
All other - embedded	190	Other investments	-	Other investments	(8)

Total non-designated	$126,624		$722		$(8,121)

Total derivatives	$126,914		$727		$(8,150)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the three months ended June 30, 2011:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$8	$(8)	$-
Interest rate swaps	Interest income (expense)	-	-	(3)

Total		$8	$(8)	$(3)

	000000000000000000000	000000000000000000000
In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$140
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(191)
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	7
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(53)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(22)
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(2)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(4)
All other	Unrealized gains (losses) on insured derivatives	(24)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	1
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	1

Total		$(148)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the three months ended June 30, 2010:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$1	$(1)	$-
Interest rate swaps	Interest income (expense)	-	-	(2)
Currency swaps	Interest income (expense)	-	-	1

Total		$1	$(1)	$(1)

	000000000000000000000	000000000000000000000
In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,528
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(64)
Insured swaps	Unrealized gains (losses) on insured derivatives	1
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	2
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(21)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(84)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(53)
Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	11
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(23)
All other	Unrealized gains (losses) on insured derivatives	9
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	4
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)

Total		$1,308

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the six months ended June 30, 2011:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$2	$(2)	$-
Interest rate swaps	Interest income (expense)	-	-	(5)
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	2	(2)	-

Total		$4	$(4)	$(5)

	000000000000000000000	000000000000000000000
In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(1,272)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(546)
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(2)
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(150)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(51)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	49
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(7)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)
All other	Unrealized gains (losses) on insured derivatives	(35)
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)

Total		$(2,017)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the six months ended June 30, 2010:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(41)	$41	$-
Interest rate swaps	Interest income (expense)	-	-	(1)

Total		$(41)	$41	$(1)

	000000000000000000000	000000000000000000000
In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(665)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(98)
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	1
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(3)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(124)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(85)
Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	18
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(36)
All other	Unrealized gains (losses) on insured derivatives	(8)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(8)
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(9)

Total		$(1,017)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of June 30, 2011 and December 31, 2010, the Company did not hold or post cash collateral from derivative counterparties. As of June 30, 2011 and December 31, 2010, the Company had securities with a fair value of $386 million and $452 million, respectively, posted to derivative counterparties.

As of June 30, 2011, the fair value was positive on one Credit Support Annex (“CSA”) which governs collateral posting requirements between MBIA and its derivative counterparties. The aggregate positive fair value for this CSA was $3 million for which the Company did not receive collateral because the Company’s credit rating was below the CSA minimum credit ratings level for holding counterparty collateral. The lowest rating of the counterparty was Aa3 by Moody’s and A+ by S&P.

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

Note 10: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
In millions	2011		2010		2011		2010
Pre-tax income (loss)	$(147)		$1,968		$(1,910)		$(291)
Provision (benefit) for income taxes	$(284)	193.2%	$673	34.2%	$(772)	40.4%	$(106)	36.4%

Embedded in the effective tax rate for the six months ended June 30, 2011 are the tax effects of the Company’s expected operating activities, such as scheduled premium earnings, fees, net investment income, and operating expenses, for the full year of 2011. For the six months ended June 30, 2011, the Company’s effective tax rate applied to its pre-tax loss was higher than the U.S. statutory tax rate as a result of the Company’s tax-exempt interest income from investments, income earned in non-U.S. jurisdictions, which is being taxed at less than 35%, and a reduction in the valuation allowance. The Company’s effective tax rate related to the pre-tax loss for the six months ended June 30, 2010 was slightly higher than the U.S. statutory rate primarily as a result of an unrealized net loss recorded on the Company’s derivatives portfolio, tax-exempt interest from investments, and a decrease in the valuation allowance.

For interim reporting purposes, the Company has calculated its effective tax rate for the full year of 2011 by treating the net unrealized loss on its insured derivative portfolio as a discrete item. As such, this amount is not included when projecting the Company’s full year effective tax rate but rather is accounted for at the federal statutory rate of 35% after applying the projected full year effective tax rate to actual six-month results before the discrete item. Given the Company’s inability to estimate this item for the full year of 2011, the Company believes that it is appropriate to treat net unrealized gains and losses on its derivative portfolio as a discrete item for purposes of calculating its effective tax rate for the year.

As of December 31, 2010, the Company had a capital loss carryforward of $413 million which will expire in 2013. The Company also had a NOL carryforward of $782 million which will expire beginning in 2029 through 2030, and a minimum tax credit carryforward of $46 million which has an unlimited carryforward period.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Income Taxes (continued)

As of June 30, 2011, the Company reported a net deferred tax asset of $1.6 billion. The $1.6 billion deferred tax asset is net of a $366 million valuation allowance. As of June 30, 2011, the Company had a full valuation allowance against the deferred tax asset related to losses from asset impairments and realized losses from sales of investments as these losses are considered capital losses, have a five year carryforward period, and can only be offset by capital gain income. This valuation allowance reflects a decrease of $10 million from the December 31, 2010 valuation allowance of $376 million. The change in the valuation allowance for the six months ended June 30, 2011 was primarily due to realized gains resulting from asset sales.

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

•

The Company’s taxable income projections used to assess the recoverability of its deferred tax asset include an estimate of future loss and LAE equal to the present value discount of loss reserves already recognized on the balance sheet and an estimate of loss adjustment expense which is generally insignificant. The Company does not assume additional losses, with the exception of the accretion of its existing present value loss reserves, because the Company establishes case basis reserves on a present value basis based on an estimate of probable losses on specifically identified credits that have defaulted or are expected to default.

•

As of June 30, 2011, the Company had approximately $99 million of deferred tax assets related to unrealized losses on investments. The Company intends to hold these investments until maturity or until such time as the value recovers. As such, the Company expects that the related deferred tax assets will reverse over the life of the securities.

•

Approximately $1.9 billion of the net deferred tax asset relates to losses on insured credit derivatives of approximately $5.5 billion. The Company believes that such deferred tax asset will more likely than not be realized as the Company expects the unrealized losses and the related deferred tax asset to substantially reverse over time.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Income Taxes (continued)

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of June 30, 2011. The Company continues to assess the adequacy of its valuation allowance as additional evidence becomes available. The Company’s recent financial results have been volatile which has impacted management’s ability to accurately project future taxable income. Continued volatility or losses beyond those projected may cause the Company to conclude that certain of the deferred tax assets within the $1.6 billion as of June 30, 2011 may not be realizable.

Ownership Change under Section 382 of the Internal Revenue Code

Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of NOL carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a three year testing period (“Section 382 Ownership Change”).

During the first six months of 2011, the cumulative ownership shift decreased to approximately 25.6%. This was due to the expiration in the first quarter of the three-year testing window with respect to Section 382 changes in ownership:

•	The Warburg Pincus acquisition of Company stock in a secondary offering on January 30, 2008.

•	The equity issuance which took place on February 13, 2008.

Although the cumulative ownership shift as of June 30, 2011 is significantly less than the 50% threshold, the Company continues to monitor any changes in its ownership for new 5% owners, certain dispositions by 5% owners, future equity issuances, and redemptions and repurchases of equity.

Treatment of Undistributed Earnings of Certain Foreign Subsidiaries—“Accounting for Income Taxes—Special Areas”

No U.S. deferred income taxes have been provided on the undistributed earnings of MBIA UK, Euro Asset Acquisitions Limited (“EAAL”), and MBIA Mexico, S.A. de C.V. because of the Company’s practice and intent to permanently reinvest these earnings. The cumulative amounts of such untaxed earnings were $47 million and $99 million as of June 30, 2011 and 2010, respectively.

Accounting for Uncertainty in Income Taxes

It is the Company’s policy to record and disclose interest and penalties related to uncertainty in the accounting for income taxes as a component of income tax expense in the statement of operations. Absent a material change, the Company shall not disclose such items in interim financial statements. As of June 30, 2011, there were no material changes in unrecognized tax benefits (“UTBs”), interest or penalties.

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

It is reasonably possible that the total amount of UTB will significantly increase or decrease within the next 12 months due to the possibility of finalizing adjustments and concluding all significant tax examinations. The range of this possible change to the amount of the uncertain tax benefit cannot be estimated at this time.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Advisory Services

The advisory services segment primarily consists of the operations of Cutwater-ISC, Cutwater Asset Management Corp. (“Cutwater-AMC”), and Cutwater Asset Management UK Limited (“Cutwater-UK”). Cutwater-ISC and Cutwater-AMC provide fee-based asset management services to non-affiliated institutional clients and to MBIA Inc. and its other subsidiaries, as well as portfolio accounting and reporting services. Cutwater-ISC and Cutwater-AMC are SEC-registered investment advisers. Cutwater-AMC is also a Financial Industry Regulatory Authority member firm. Cutwater-UK provides fee-based asset management services to the Company’s foreign insurance affiliates and EAAL, and to third-party institutional clients and investment structures. Cutwater-UK is registered with the Financial Services Authority in the U.K.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

Wind-down Operations

The Company’s wind-down operations consist of the asset/liability products and conduit segments.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

Segment Results

The following tables provide the Company’s segment results for the three months ended June 30, 2011 and 2010:

	00000000	00000000	00000000	00000000	00000000	00000000		00000000
	Three Months Ended June 30, 2011
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$143	$81	$7	$-	$24	$-		$255
Realized gains and other settlements on insured derivatives	1	(192)	-	-	-	-		(191)
Unrealized gains (losses) on insured derivatives	-	116	-	-	-	-		116
Net gains (losses) on financial instruments at fair value and foreign exchange	13	-	-	16	(132)	-		(103)
Net investment losses related to other-than-temporary impairments	-	(2)	-	-	(18)	-		(20)
Net gains (losses) on extinguishment of debt	-	-	-	-	-	-		-
Other net realized gains (losses)	-	-	-	-	-	-		-
Revenues of consolidated VIEs	-	37	-	-	4	-		41
Inter-segment revenues(2)	20	19	10	22	(4)	(67)		-

Total revenues	177	59	17	38	(126)	(67)		98
Loss and loss adjustment expense	(8)	58	-	-	-	-		50
Operating expenses	14	45	18	21	-	-		98
Interest expense	-	33	-	15	27	-		75
Expenses of consolidated VIEs	-	17	-	-	5	-		22
Inter-segment expenses(2)	27	31	2	3	9	(72)		-

Total expenses	33	184	20	39	41	(72)		245

Income (loss) before income taxes	$144	$(125)	$(3)	$(1)	$(167)	$5		$(147)

Identifiable assets	$8,083	$23,592	$52	$671	$5,640	$(6,370)	(3)	$31,668

(1)-	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2)-	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3)-	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

	00000000	00000000	00000000	00000000	00000000	00000000		00000000
	Three Months Ended June 30, 2010
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$153	$82	$8	$1	$30	$-		$274
Realized gains and other settlements on insured derivatives	0	(64)	-	-	-	-		(64)
Unrealized gains (losses) on insured derivatives	0	1,538	-	-	-	-		1,538
Net gains (losses) on financial instruments at fair value and foreign exchange	1	(16)	0	8	5	-		(2)
Net investment losses related to other-than-temporary impairments	-	(1)	-	-	(12)	-		(13)
Net gains (losses) on extinguishment of debt	-	-	-	0	18	-		18
Other net realized gains (losses)	0	19	0	-	0	-		19
Revenues of consolidated VIEs	-	280	-	-	27	-		307
Inter-segment revenues(2)	25	26	9	23	(5)	(78)		-

Total revenues	179	1,864	17	32	63	(78)		2,077
Loss and loss adjustment expense	11	(84)	-	-	-	-		(73)
Operating expenses	11	33	16	21	2	-		83
Interest expense	-	34	-	16	31	-		81
Expenses of consolidated VIEs	-	15	-	-	3	-		18
Inter-segment expenses(2)	29	38	1	4	16	(88)		-

Total expenses	51	36	17	41	52	(88)		109

Income (loss) before income taxes	$128	$1,828	$-	$(9)	$11	$10		$1,968

Identifiable assets	$8,374	$24,342	$51	$1,317	$7,389	$(8,009)	(3)	$33,464

(1)-	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2)-	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3)-	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

The following tables provide the Company’s segment results for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$274	$183	$13	$1	$49	$-		$520
Realized gains and other settlements on insured derivatives	1	(547)	-	-	-	-		(546)
Unrealized gains (losses) on insured derivatives	-	(1,307)	-	-	-	-		(1,307)
Net gains (losses) on financial instruments at fair value and foreign exchange	17	33	-	39	(216)	-		(127)
Net investment losses related to other-than-temporary impairments	-	(4)	-	-	(29)	-		(33)
Net gains (losses) on extinguishment of debt	-	-	-	-	24	2		26
Other net realized gains (losses)	-	1	-	-	4	-		5
Revenues of consolidated VIEs	-	(67)	-	-	19	-		(48)
Inter-segment revenues(2)	37	30	19	44	(8)	(122)		-

Total revenues	329	(1,678)	32	84	(157)	(120)		(1,510)
Loss and loss adjustment expense	(5)	19	-	-	-	-		14
Operating expenses	26	86	33	43	1	-		189
Interest expense	-	66	-	30	54	-		150
Expenses of consolidated VIEs	-	37	-	-	10	-		47
Inter-segment expenses(2)	53	60	3	7	18	(141)		-

Total expenses	74	268	36	80	83	(141)		400

Income (loss) before income taxes	$255	$(1,946)	$(4)	$4	$(240)	$21		$(1,910)

Identifiable assets	$8,083	$23,592	$52	$671	$5,640	$(6,370)	(3)	$31,668

(1)-	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2)-	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3)-	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

	Six Months Ended June 30, 2010
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$317	$280	$14	$2	$62	$-		$675
Realized gains and other settlements on insured derivatives	0	(98)	-	-	-	-		(98)
Unrealized gains (losses) on insured derivatives	0	(674)	-	-	-	-		(674)
Net gains (losses) on financial instruments at fair value and foreign exchange	3	(14)	1	(18)	(20)	-		(48)
Net investment losses related to other-than-temporary impairments	-	(4)	-	-	(39)	-		(43)
Net gains (losses) on extinguishment of debt	-	-	-	0	18	-		18
Other net realized gains (losses)	0	19	0	-	0	-		19
Revenues of consolidated VIEs	-	330	-	-	42	-		372
Inter-segment revenues(2)	52	51	19	50	(10)	(162)		-

Total revenues	372	(110)	34	34	53	(162)		221
Loss and loss adjustment expense	36	106	-	-	-	-		142
Operating expenses	19	72	28	46	3	-		168
Interest expense	-	68	-	33	64	-		165
Expenses of consolidated VIEs	-	30	-	-	7	-		37
Inter-segment expenses(2)	57	74	3	6	34	(174)		-

Total expenses	112	350	31	85	108	(174)		512

Income (loss) before income taxes	$260	$(460)	$3	$(51)	$(55)	$12		$(291)

Identifiable assets	$8,374	$24,342	$51	$1,317	$7,389	$(8,009)	(3)	$33,464

(1)-	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2)-	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3)-	Consists of intercompany reinsurance balances, repurchase agreements and loans.

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Total premiums earned:
United States	$130	$141	$252	$283
United Kingdom	10	8	17	21
Europe (excluding United Kingdom)	9	7	21	12
Internationally diversified	9	9	18	18
Central and South America	10	11	19	21
Asia	5	3	12	7
Other	3	3	6	6

Total	$176	$182	$345	$368

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

The following tables provide the results of the segments within the wind-down operations for the three months ended June 30, 2011 and 2010:

	00000000	00000000	00000000	00000000
	Three Months Ended June 30, 2011
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$23	$1	$-	$24
Net gains (losses) on financial instruments at fair value and foreign exchange	(132)	-	-	(132)
Net investment losses related to other-than-temporary impairments	(18)	-	-	(18)
Revenues of consolidated VIEs	1	3	-	4
Inter-segment revenues(2)	(3)	(1)	-	(4)

Total revenues	(129)	3	-	(126)
Operating expenses	1	(1)	-	-
Interest expense	28	(1)	-	27
Expenses of consolidated VIEs	-	5	-	5
Inter-segment expenses(2)	8	1	-	9

Total expenses	37	4	-	41

Income (loss) before income taxes	$(166)	$(1)	$-	$(167)

Identifiable assets	$4,481	$1,564	$(405)	$5,640

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Three Months Ended June 30, 2010
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$29	$1	$-	$30
Net gains (losses) on financial instruments at fair value and foreign exchange	5	-	-	5
Net investment losses related to other-than-temporary impairments	(12)	-	-	(12)
Net gains (losses) on extinguishment of debt	18	-	-	18
Other net realized gains (losses)	0	-	-	0
Revenues of consolidated VIEs	9	18	-	27
Inter-segment revenues(2)	(4)	(1)	0	(5)

Total revenues	45	18	0	63
Operating expenses	2	-	-	2
Interest expense	31	-	-	31
Expenses of consolidated VIEs	-	3	-	3
Inter-segment expenses(2)	14	2	0	16

Total expenses	47	5	0	52

Income (loss) before income taxes	$(2)	$13	$-	$11

Identifiable assets	$5,740	$1,880	$(231)	$7,389

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

The following tables summarize the segments within the wind-down operations for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$47	$2	$-	$49
Net gains (losses) on financial instruments at fair value and foreign exchange	(216)	-	-	(216)
Net investment losses related to other-than-temporary impairments	(29)	-	-	(29)
Net gains (losses) on extinguishment of debt	24	-	-	24
Other net realized gains (losses)	4	-	-	4
Revenues of consolidated VIEs	11	8	-	19
Inter-segment revenues(2)	(6)	(2)	-	(8)

Total revenues	(165)	8	-	(157)
Operating expenses	2	(1)	-	1
Interest expense	55	(1)	-	54
Expenses of consolidated VIEs	-	10	-	10
Inter-segment expenses(2)	16	2	-	18

Total expenses	73	10	-	83

Income (loss) before income taxes	$(238)	$(2)	$-	$(240)

Identifiable assets	$4,481	$1,564	$(405)	$5,640

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Six Months Ended June 30, 2010
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$60	$2	$-	$62
Net gains (losses) on financial instruments at fair value and foreign exchange	(20)	-	-	(20)
Net investment losses related to other-than-temporary impairments	(39)	-	-	(39)
Net gains (losses) on extinguishment of debt	18	-	-	18
Other net realized gains (losses)	0	-	-	0
Revenues of consolidated VIEs	21	21	-	42
Inter-segment revenues(2)	(7)	(2)	(1)	(10)

Total revenues	33	21	(1)	53
Operating expenses	3	0	-	3
Interest expense	64	-	-	64
Expenses of consolidated VIEs	-	7	-	7
Inter-segment expenses(2)	32	3	(1)	34

Total expenses	99	10	(1)	108

Income (loss) before income taxes	$(66)	$11	$-	$(55)

Identifiable assets	$5,740	$1,880	$(231)	$7,389

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended June 30, 2011 and 2010, there were 3,803,310 and 5,589,498, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. For the six months ended June 30, 2011 and 2010, there were 3,815,395 and 5,483,258, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions except share and per share amounts	2011	2010	2011	2010
Net income (loss)	$137	$1,295	$(1,138)	$(185)
Basic weighted average shares(1)	199,295,797	204,377,833	199,602,865	204,639,226
Effect of common stock equivalents:
Stock options	768,882	543,840	-	-

Diluted weighted average shares	200,064,679	204,921,673	199,602,865	204,639,226

Net income (loss) per common share:
Basic	$0.69	$6.34	$(5.70)	$(0.90)

Diluted	$0.68	$6.32	$(5.70)	$(0.90)

(1) - Includes 5,035,256 and 5,463,932 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the three months ended June 30, 2011 and 2010, respectively. Includes 5,102,013 and 5,424,146 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the six months ended June 30, 2011 and 2010, respectively.

Note 13: Commitments and Contingencies

The following commitments and contingencies provide an update of those discussed in “Note 24: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 1, 2011 and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.

Corporate Litigation

In re MBIA Inc. Securities Litigation, No. 08-CV-264 (S.D.N.Y.)

In July 2011, the parties reached a settlement agreement in principle pursuant to which the plaintiffs will receive $68 million in exchange for the dismissal with prejudice of the litigation. The Company’s Director and Officer insurance carriers have agreed to cover in full the settlement payment. The agreement in principle remains subject to court approval.

Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515 (S.D.N.Y.)

On June 3, 2011, Plaintiff filed an amended derivative complaint against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant.

Ambac Bond Insurance Coverage Cases, Coordinated Proceeding Case No. JCCP 4555 (Super. Ct. of Cal., County of San Francisco)

Following a hearing on demurrers on July 6-7, 2011, the court sustained the Company’s demurrer to four of the eight causes of action without leave to amend. The court also sustained the Company’s demurrer to plaintiffs’ cause of action for fraud, but with leave to amend. The surviving claims at present include plaintiffs’ Cartwright Act, Unfair Competition law, and breach of contract based on Insurance Code Section 332 claims.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies (continued)

In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950 (S.D.N.Y.)

As of May 31, 2011, the Company has answered all of the existing complaints.

Tri-City Healthcare District v. Citibank. et al.; Case No. 30-2010-00359692 (Super. Ct. of Cal., County of Orange)

On June 13, 2011, Tri-City Healthcare District filed its Fourth Amended Complaint against MBIA Inc., MBIA Corp. and National (collectively for this paragraph, “MBIA”), which purports to state seven causes of action against MBIA for fraud in the inducement, concealment, negligent misrepresentation, negligence, breach of contract, duress, and breach of the covenant of good faith arising from Tri-City Healthcare District’s investment in auction rate securities. On July 15, 2011, MBIA filed its demurrer to the Fourth Amended Complaint.

Recovery Litigation

MBIA Insurance Corp. v. Countrywide Home Loans, Inc., et al.; Index No. 602825/08 (N.Y. Sup. Ct., N.Y. County)

On June 30, 2011, the Appellate Division of the New York State Supreme Court affirmed the lower court’s denial of Countrywide’s motion to dismiss MBIA Corp.’s fraud claim. On May 25, 2011, MBIA Corp. filed its motion for partial summary judgment regarding proof of causation, and a hearing is scheduled for August 18, 2011.

MBIA Insurance Corp. v. Bank of America, et al.; Case No. BC417572 (Super. Ct of Cal., County of Los Angeles)

On July 14, 2011, the court lifted the discovery stay in order for the parties to negotiate depositions and coordinate same with the New York Countrywide action.

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/09E

On June 1, 2011, the court reversed its prior ruling issued on August 9, 2010, and dismissed MBIA Corp.’s fraudulent inducement cause of action. On June 24, 2011, MBIA Corp. filed a Notice of Appeal of the revised opinion. On July 7, 2011, the parties entered into a stipulation staying the case pending a hearing on MBIA Corp.’s motion to renew consideration of the court’s June 1 revised opinion in light of intervening authority from the Appellate Division of the New York State Supreme Court—the June 30, 2011 opinion in MBIA Corp.’s New York Countrywide action discussed above. MBIA Corp. filed its motion to renew on July 22, 2011.

MBIA Insurance Corp. v. Morgan Stanley; Index No. 29951-10 (N.Y. Sup. Ct., Westchester County)

On May 26, 2011, the court denied Morgan Stanley’s motion to dismiss, allowing MBIA Corp. to proceed on its fraud and breach of contract claims. On June 20, 2011, Morgan Stanley filed its answer to the complaint. On June 26, 2011, Morgan Stanley filed a Notice of Appeal with respect to the court’s denial of its motion to dismiss.

MBIA Insurance Corp. et al. v. Merrill Lynch, Pierce, Fenner, & Smith Inc. et al.; Index No. 601324/09E (N.Y. Sup. Ct., New York County)

On July 12, 2011, the parties filed a joint stipulation voluntarily dismissing the case with prejudice.

MBIA Insurance Corp. et al. v. Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.; Case No. 09 Civ. 10093 (S.D.N.Y.)

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

Transformation Litigation

Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (S.D.N.Y.)

The Aurelius plaintiffs have alerted the court of the June 28, 2011 Court of Appeals decision referenced below, and the court signed a new scheduling order.

ABN AMRO Bank N.V. et al. v. MBIA Inc. et al.; Index No. 601475/09 (N.Y. Sup. Ct., N.Y. County)

On June 28, 2011, the New York State Court of Appeals reversed the Appellate Division’s decision and allowed all of the plaintiffs’ claims to proceed, with the exception of plaintiffs’ claim for unjust enrichment. Seven of the original nineteen plaintiffs have dismissed their claims, several of which dismissals were related to the commutation of certain of their MBIA-insured exposures.

ABN AMRO Bank N.V. et al. v. Eric Dinallo et al.; Index no. 601846/09 (N.Y. Sup. Ct., N.Y. County)

Submission of all papers relating to the original petition is scheduled to be completed by October 31, 2011.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies (continued)

Barclays Bank PLC., et al. v. Wrynn et al.; Index No. 651811/2010 (N.Y. Sup. Ct., N.Y. County)

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

Note 14: Subsequent Events

Refer to “Note 13: Commitments and Contingencies” for information about legal proceedings that commenced after June 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This quarterly report of MBIA Inc. (“MBIA”, the “Company”, “we”, “us” or “our”) includes statements that are not historical or current facts and are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “intend”, “will likely result”, “looking forward”, or “will continue” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. MBIA cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. We undertake no obligation to publicly correct or update any forward-looking statement if the Company later becomes aware that such result is not likely to be achieved.

The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•

the possibility that the Company will experience severe losses or liquidity needs due to increased deterioration in its insurance portfolios and in particular, due to the performance of collateralized debt obligations (“CDOs”) including multi-sector and commercial mortgage-backed securities (“CMBS”) pools and commercial real estate (“CRE”) CDOs and residential mortgage-backed securities (“RMBS”);

•

uncertainty regarding whether the Company will realize, or will be delayed in realizing, insurance loss recoveries expected in disputes with sellers/servicers of RMBS transactions at the levels recorded in its financial statements;

•	the possibility that loss reserve estimates are not adequate to cover potential claims;

•	our ability to access capital and our exposure to significant fluctuations in liquidity and asset values within the global credit markets;

•

our ability to fully implement our strategic plan, including our ability to achieve high stable ratings for National Public Finance Guarantee Corporation and subsidiaries (“National”) or any of our other insurance companies and our ability to commute certain of our insured exposures, including as a result of limited available liquidity;

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

EXECUTIVE OVERVIEW (continued)

Economic and Financial Market Trends and MBIA’s Business Outlook

We believe the three months ended June 30, 2011 continued to suggest restrained economic recovery. Second quarter economic growth was additionally limited by supply chain disruptions due to the earthquake in Japan, severe weather in the U.S. and a rise in energy prices. While the effects of these events may be transitory, we continue to expect sluggish growth within the U.S. employment, housing and financial sectors. MBIA’s business outlook should be viewed against this backdrop since these are some of the key economic conditions which, together with the ineligibility of mortgage loans supporting our insured RMBS transactions and the volatility of unrealized gains and losses on our insured derivatives, significantly impact our financial results. Since the fourth quarter of 2007, losses in our structured finance insurance business, particularly in the RMBS and CMBS sectors, have placed considerable stress on our financial results and our capacity to generate new business. RMBS losses were primarily driven by high levels of mortgage loans that did not meet eligibility criteria and were improperly serviced and included in MBIA Corp.-insured RMBS transactions.

During the three months ended June 30, 2011, we continued to identify ineligible loans that we believe the sellers/servicers have contractual obligations to cure, repurchase or replace, and we have recorded recoveries in connection with these contractual “put-back” rights based on our assessment of a distribution of possible outcomes. The Company will review loan files within additional insured issues in the future if factors indicate that additional material recovery rights exist, although the Company no longer believes that the practice of reviewing loans for purposes of assessing put-back recoveries is necessary in order to estimate potential recoveries. The estimated amount, likelihood and timing of potential recoveries are expected to be revised and supplemented based on facts and circumstances as they emerge, including developments in pending litigation proceedings in which we are seeking to enforce these put-back rights, analysis of the capacity of sellers/servicers or other responsible parties to pay our claims and other factors that could influence the amount, likelihood and timing of the recoveries. As of June 30, 2011, we recorded a total of $2.7 billion in expected recoveries related to our put-back claims of ineligible mortgage loans, including expected recoveries recorded in consolidated variable interest entities (“VIEs”). Our cumulative incurred loss related to these ineligible mortgage loans was $4.6 billion as of June 30, 2011. We believe that, based on the strength of our contract claims and the level of ineligible mortgage loans in our insured transactions, we are entitled to collect the full amount of our incurred loss related to these ineligible mortgage loans. However, the amount we actually collect could be less than our cumulative incurred loss due to a variety of factors including the risks inherent in litigation and the risk that the sellers/servicers will not be able to honor any claims or judgments that we have against them. A more detailed discussion of potential recoveries is presented within “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements.

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

We recorded additional losses related to insured CMBS exposure in the three months ended June 30, 2011. While average debt service coverages in transactions in our aggregate portfolio have decreased slightly over the last year, debt coverage ratios on some loans have deteriorated more significantly. In addition, as CMBS foreclosures and liquidations continue to take place in this economic cycle, ultimate loss rates remain uncertain, and it is possible that we will experience severe losses or liquidity needs due to increased deterioration in our insured CMBS portfolio, in particular if macroeconomic stress escalates, there is a “double dip” recession, higher delinquencies, higher levels of liquidations of delinquent loans and/or higher severities of loss upon liquidation. However, we have also seen a deceleration in the pace of increases in the delinquency rate over the past several months and we have seen numerous loan modifications and extensions granted by the special servicers for these loans. The special servicers are responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process with the objective of maximizing proceeds for all bondholders by avoiding or minimizing loan level losses.

In the first six months of 2011, MBIA Corp. commuted $3.7 billion of gross insured exposure comprising CMBS pools, investment grade corporate CDOs, a government supported entity, and a municipal gas facility. In the second quarter of 2011, MBIA Corp. reached an agreement for the commutation of an additional $2.7 billion of gross insured exposure comprising asset-backed securities (“ABS”) CDOs, which settled in the third quarter of 2011. While MBIA Corp.’s financial results for the second quarter of 2011 reflect this commutation, the payment by MBIA Corp. of the settlement amount and the reduction of its gross insured exposure occurred in the third quarter of 2011. Additionally, in the third quarter of 2011, MBIA Corp. reached agreements in principle to commute $5.6 billion of gross insured exposure comprising asset-backed collateralized debt obligations (“ABS CDOs”), and investment grade corporate CDOs. The total amount the Company agreed to pay to commute the above transactions was within its aggregate statutory loss reserve for such transactions. With respect to the commutation transactions settling in the third quarter of 2011, the Company’s statutory loss reserves and non-GAAP performance measures (adjusted pre-tax income and adjusted book value) have been positively impacted as of and for the three months ended June 30, 2011. In consideration for the commutation of insured transactions, including the transactions described above, the Company has made and may in the future make payments to the counterparties the amounts of which, if any, may be less than or greater than any statutory loss reserves established for the respective transactions. Our ability to commute insured transactions may be limited by available liquidity as determined based on management’s assessment of the Company’s available liquidity and its potential liquidity needs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Our financial results, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been extremely volatile since the fourth quarter of 2007 as a result of unrealized gains and losses on our insured credit derivatives, which we do not believe reflect the underlying economics of our business. We fully expect that both economic performance and reported financial results may remain volatile and uncertain for the remainder of 2011 as a result of actual and perceived future performance of our insured credit derivatives and the perception of MBIA’s credit risk.

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

Revision of Consolidated Financial Statements for the Quarter Ended March 31, 2011

During the three months ended June 30, 2011, we identified a model input error related to the measurement of fair value and associated unrealized losses on certain insured derivatives. This error related to the quarter ended March 31, 2011 and had understated pre-tax mark-to-market loss by $207 million. We assessed the materiality of the error in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality, and concluded that this error was not material to the consolidated financial statements as of and for the three months ended March 31, 2011, and did not affect any prior consolidated financial statements. However, the cumulative effect of the error was determined to be material if the correction was recorded in the consolidated financial statements as of and for the three months ended June 30, 2011. In accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the consolidated financial statements as of and for the three months ended March 31, 2011 have been revised in this filing and will be revised in our 2012 Form 10-Q for the period ending March 31, 2012. Refer to “Note 1: Businesses, Developments, Risks and Uncertainties” in the Notes to Consolidated Financial Statements for additional information about this revision.

Financial Highlights

For the three months ended June 30, 2011, we recorded consolidated net income of $137 million or $0.68 per diluted share compared with consolidated net income of $1.3 billion or $6.32 per diluted share for the same period of 2010.

For the six months ended June 30, 2011, we recorded a consolidated net loss of $1.1 billion or $5.70 per share compared with a consolidated net loss of $185 million or $0.90 per share for the same period of 2010.

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

EXECUTIVE OVERVIEW (continued)

For the three months ended June 30, 2011, consolidated adjusted pre-tax income was $161 million compared with $48 million for the same period of 2010. The favorable change in adjusted pre-tax income for the three months ended June 30, 2011 resulted principally from a reduction in insurance losses related to commuted transactions and a lower expectation of losses with respect to transactions commuted during the third quarter of 2011, partially offset by losses in our wind-down operations related to fair valuing financial instruments and adverse changes in foreign currency exchange rates.

For the six months ended June 30, 2011, consolidated adjusted pre-tax income was $185 million compared with a loss of $43 million for the same period of 2010. Similar to the second quarter variance, the favorable change in adjusted pre-tax income for the six months ended June 30, 2011 resulted principally from a reduction in insurance losses, partially offset by losses within our wind-down operations.

During the six months ended June 30, 2011, our business segments continued to maintain adequate liquidity to meet their payment obligations. As of June 30, 2011, our insurance segments, National and MBIA Insurance Corporation (without regard to its investments in its subsidiaries) total liquidity positions were $333 million and $1.1 billion, respectively. Total liquidity, within our insurance segments, includes cash and short-term investments as well as other assets that are readily available for liquidity purposes. Our corporate segment and our wind-down operations had $216 million and $532 million, respectively, of cash and short-term investments as of June 30, 2011.

Our consolidated book value (total shareholders’ equity) was $1.9 billion as of June 30, 2011, decreasing from $2.8 billion as of December 31, 2010 as a result of our consolidated net loss for the six months ended June 30, 2011, partially offset by a decrease in net unrealized losses within accumulated other comprehensive loss resulting from improvements in the value of our consolidated investment portfolio. Our consolidated book value per share as of June 30, 2011 was $9.56, decreasing from $14.18 as of December 31, 2010. The decrease in book value per share primarily resulted from unrealized losses related to changes in the fair value of our insured credit derivatives, partially offset by an improvement in the value of our consolidated investment portfolio and repurchases of common shares during 2011.

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

As of June 30, 2011, ABV per share was $37.22, up from $36.81 as of December 31, 2010. The increase in ABV per share was primarily driven by the effect of repurchasing common shares during 2011 and the reversal of estimated credit impairments on insured credit derivatives, partially offset by net losses from fair valuing financial instruments in our wind-down operations and a reduction in the value of expected installment premiums resulting from the termination of policies during 2011.

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

CRITICAL ACCOUNTING ESTIMATES (continued)

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by loss reserve committees in each of our operating insurance companies (National, MBIA Insurance Corporation, and MBIA UK Insurance Limited) and reviewed by our executive Loss Reserve Committee, which consists of members of senior management. Loss and LAE reserves include case basis reserves and accruals for LAE incurred with respect to non-derivative financial guarantees. Case basis reserves represent our estimate of expected losses to be paid under insurance contracts, net of potential recoveries, on insured obligations that have defaulted or are expected to default. These reserves require the use of judgment and estimates with respect to the occurrence, timing and amount of paid losses and recoveries on insured obligations. Given that the reserves are based on such estimates and assumptions, there can be no assurance that the actual ultimate losses will not exceed such estimates resulting in the Company recognizing additional loss and LAE in earnings.

We take into account a number of variables in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the issuers of the insured obligations, expected recovery rates on unsecured obligations, the projected cash flow or market value of any assets pledged as collateral on secured obligations, and the expected rates of recovery, cash flow or market values on such obligations or assets. Factors that may affect the actual ultimate realized losses for any policy include economic conditions and trends, the extent to which sellers/servicers comply with the representations or warranties made in connection therewith, levels of interest rates, rates of inflation, borrower behavior, the default rate and salvage values of specific collateral, and our ability to enforce contractual rights through litigation and otherwise. Our remediation strategy for an insured obligation that has defaulted or is expected to default may also have an impact on our loss reserves.

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

As of June 30, 2011 and over the last several years, the majority of our case basis reserves and insurance loss recoveries were related to insured RMBS transactions. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a comprehensive discussion of our RMBS loss reserves and recoveries, including critical accounting estimates used in the determination of these amounts.

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

CRITICAL ACCOUNTING ESTIMATES (continued)

1. Financial Assets

The Company’s financial assets are primarily debt and equity investments. The majority of these assets are accounted for in accordance with the accounting principles for certain investments in debt and equity securities. This guidance requires all debt instruments and certain equity instruments to be classified in the Company’s consolidated balance sheets according to their purpose and, depending on that classification, to be carried at either amortized cost or fair value. Most valuations of the Company’s financial assets use observable market-based inputs, including dealer quotes when available. However, since mid-2007, illiquidity in the credit markets has significantly reduced the availability of observable market data. Other financial assets that require fair value reporting or disclosures within the Company’s consolidated financial statements are valued based on the estimated value of the underlying collateral or the Company’s estimate of discounted cash flows.

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

2. Financial Liabilities

The Company’s financial instruments categorized as liabilities primarily consist of insured derivatives within our insurance operations, derivatives used in our wind-down operations, investment agreements and medium-term notes (“MTNs”) within our wind-down operations, and debt issued for general corporate purposes. Investment agreements, MTNs, and corporate debt are typically recorded at face value adjusted for premiums or discounts. The fair values of these financial instruments are generally not reported within the Company’s consolidated financial statements but are disclosed in the accompanying notes. However, financial liabilities which qualify as part of fair value hedging arrangements under the provisions of derivative and hedging are reported in the Company’s consolidated balance sheets at values that reflect changes in the risks being hedged, which offset changes in the values of the hedging instruments. MBIA uses cash flow modeling techniques to estimate the value of its liabilities that qualify as hedged obligations, incorporating current market data. Financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures within the Company’s Notes to Consolidated Financial Statements are valued based on either estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flows, or quoted market values for similar transactions. Refer to the following “3. Derivatives” section for information about these financial liabilities.

3. Derivatives

MBIA has entered into derivative transactions both within its financial guarantee insurance business and in hedging risks associated with its assets and liabilities. Credit default swap (“CDS”) contracts are also used in our wind-down operations to replicate investments in cash assets consistent with the risk tolerance and criteria for this business. We account for derivative transactions in accordance with the accounting principles for derivatives and hedging activities, which require that all such transactions be recorded on the Company’s consolidated balance sheets at fair value. The fair value of derivative instruments is determined as the amount that would be received to sell the derivative when in an asset position (when the Company would be owed money under the derivative in a termination) or transfer the derivative when in a liability position (when the Company would owe money under the derivative in a termination). Changes in the fair value of derivatives, exclusive of insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” on our consolidated statements of operations or in shareholders’ equity within “Accumulated other comprehensive loss” on our consolidated balance sheets depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING ESTIMATES (continued)

Our derivative liabilities are primarily insured credit derivatives that reference structured pools of cash securities and CDSs. We generally insured the most senior liabilities of such transactions, and at the inception of transactions our exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies. The collateral backing our insured derivatives was cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, CDO securities, and CRE loans.

Our insured credit derivative contracts are non-traded structured credit derivative transactions. Since insured derivatives are highly customized and there is generally no observable market for these derivatives, we estimate their fair values in a hypothetical market based on internal and third-party models simulating what a company similar to us would charge to assume our position in the transaction at the measurement date. This pricing would be based on the expected loss of the exposure. We review our valuation model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads or securities prices are observable for similar transactions, those spreads are an integral part of the analysis. For example, new insured transactions that resemble existing (previously insured) transactions would be considered, as would negotiated settlements of existing transactions.

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

CRITICAL ACCOUNTING ESTIMATES (continued)

The following table presents the fair values of assets and liabilities recorded on our consolidated balance sheets that are classified as Level 3 within the fair value hierarchy as of June 30, 2011 and December 31, 2010.

In millions	June 30, 2011	December 31, 2010
Investments
Foreign governments(1)	$13	$11
Corporate obligations(2)	294	246
Mortgage-backed securities:
Residential mortgage-backed agency(1)	-	41
Residential mortgage-backed non-agency(1)	28	48
Commercial mortgage-backed(1)	50	41
Asset-backed securities:
Collateralized debt obligations(2)	162	191
Other asset-backed(2)	331	350
State and municipal bonds:
Taxable bonds(1)	13	14
Tax-exempt bonds(1)	32	36
Derivative assets:
Interest rate derivatives(2)	4	5
Assets of consolidated VIEs:
Corporate obligations(1)	60	80
Mortgage-backed securities:
Residential mortgage-backed non-agency(1)	17	40
Commercial mortgage-backed(1)	27	23
Asset-backed securities:
Collateralized debt obligations(2)	201	245
Other asset-backed(2)	75	83
Loans receivable(1)	2,320	2,183
Loan repurchase commitments(1)	905	835
Derivative assets:
Credit derivatives(2)	670	687

Total Level 3 assets at fair value	$5,202	$5,159

Medium-term notes(2)	$206	$116
Derivative liabilities:
Credit derivatives(2)	5,656	4,350
Liabilities of consolidated VIEs:
VIE notes(1)	4,513	4,673
Credit derivatives(1)	1,590	1,455
Currency derivatives(2)	16	14

Total Level 3 liabilities at fair value	$11,981	$10,608

(1) -  Valued using quoted prices for which the inputs are unobservable.

(2) -  Valued using quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs.

Level 3 assets represented approximately 26% and 24% of total assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, respectively. Level 3 liabilities represented approximately 81% and 78% of total liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, respectively. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for additional information about assets and liabilities classified as Level 3.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING ESTIMATES (continued)

Deferred Income Taxes

Deferred income taxes are recorded with respect to the temporary differences between the tax bases of assets and liabilities and the reported amounts in our consolidated financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled. Our temporary differences relate principally to unrealized appreciation or depreciation of investments and derivatives, invested asset impairments, premium revenue recognition, deferred acquisition costs, and deferred compensation.

Valuation allowances are established to reduce deferred tax assets to an amount that more likely than not will be realized. Changes in the amount of a valuation allowance are reflected within our provision for income taxes in our consolidated statement of operations. Determining whether to establish a valuation allowance and, if so, the amount of the valuation allowance requires management to exercise judgment and make assumptions regarding whether such tax benefits will be realized in future periods. All evidence, both positive and negative, needs to be identified and considered in making this determination. Future realization of the existing deferred tax asset ultimately depends on management’s estimate of the future profitability and existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carry-forward period available under the tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established. As of June 30, 2011 and December 31, 2010, the Company’s valuation allowance was $366 million and $376 million, respectively. The valuation allowance primarily relates to realized losses on sales of investments being carried forward as capital losses and impairments of certain assets also characterized as capital losses. Capital losses may only be offset by capital gains and any capital loss not utilized can only be carried forward five years.

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

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except for per share amounts	2011	2010	2011	2010
Total revenues (losses)	$98	$2,077	$(1,510)	$221
Total expenses	245	109	400	512

Pre-tax income (loss)	$(147)	$1,968	$(1,910)	$(291)
Provision (benefit) for income taxes	(284)	673	(772)	(106)

Net income (loss)	$137	$1,295	$(1,138)	$(185)

Net income (loss) per common share:
Basic	$0.69	$6.34	$(5.70)	$(0.90)
Diluted	$0.68	$6.32	$(5.70)	$(0.90)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three months ended June 30, 2011, we recorded consolidated net income of $137 million or $0.68 per diluted common share compared with consolidated net income of $1.3 billion or $6.32 per diluted common share for the same period of 2010. Diluted weighted average common shares outstanding totaled 200 million for the three months ended June 30, 2011, down 2% from the same period of 2010 as a result of share repurchases by the Company. Consolidated revenues for the three months ended June 30, 2011 reported in the above table include $75 million of net losses on insured derivatives compared with $1.5 billion of net gains on insured derivatives for the same period of 2010. The net losses on insured derivatives in 2011 principally resulted from unfavorable changes in spreads/prices of underlying collateral and favorable changes in the market perception of MBIA Corp.’s credit risk, which resulted in a tightening of the Company’s credit spreads and an improvement in the Company’s recovery rate. These changes were partially offset by the reversal of unrealized losses resulting from the settlement of insured derivatives at amounts below their fair values. The net gains on insured derivatives in 2010 principally resulted from unfavorable changes in the market perception of MBIA Corp.’s credit risk. Consolidated expenses for the three months ended June 30, 2011 included $50 million of net insurance loss and LAE compared with $73 million of net gains from insurance recoveries for the same period of 2010. The insurance recoveries in 2010 were principally related to our RMBS exposure, partially offset by losses incurred on CDO and other mortgage exposure. In addition, for the three months ended June 30, 2011 the benefit for income taxes reflects changes to the Company’s projection of its full year effective tax rate compared with a provision for income taxes for same period of 2010.

For the six months ended June 30, 2011, we recorded a consolidated net loss of $1.1 billion or $5.70 per common share compared with a consolidated net loss of $185 million or $0.90 per common share for the same period of 2010. Weighted average common shares outstanding totaled 200 million for the six months ended June 30, 2011, down 2% from the same period of 2010 as a result of share repurchases by the Company. Consolidated revenues (losses) for the six months ended June 30, 2011 reported in the above table include $1.9 billion of net losses on insured derivatives compared with $772 million of net losses for the same period of 2010. The net losses on insured derivatives in 2011 principally resulted from favorable changes in the market perception of MBIA Corp.’s credit risk, which resulted in a tightening of the Company’s credit spreads and an improvement in the Company’s recovery rate and unfavorable changes in spreads/prices of underlying collateral. These changes were partially offset by the reversal of unrealized losses resulting from the settlement of insured derivatives at amounts below their fair values. The net losses on insured derivatives in 2010 principally resulted from favorable changes in the market perception of MBIA Corp.’s credit risk. Consolidated expenses for the six months ended June 30, 2011 included $14 million of net insurance loss and LAE compared with $142 million in the same period of 2010. The net insurance losses in 2011 and 2010 were principally related to our insured RMBS exposure.

Included in our consolidated net income for the three months ended June 30, 2011 was $19 million of income before income taxes related to consolidated VIEs, after the elimination of intercompany revenues and expenses, compared with income before income taxes of $289 million for the same period of 2010. Included in our consolidated net income for the six months ended June 30, 2011 were $95 million of losses before income taxes related to consolidated VIEs, after the elimination of intercompany revenues and expenses, compared with income before income taxes of $334 million for the same period of 2010. The net effect of consolidated VIEs on our financial results will vary over time as VIEs are consolidated or deconsolidated by the Company, and as the values of consolidated VIE assets and liabilities change.

Adjusted Pre-Tax Income (Loss)

The following table presents our consolidated adjusted pre-tax income (loss) (a non-GAAP measure) and provides a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Total revenues	$178	$380	$509	$778
Total expenses	17	332	324	821

Adjusted pre-tax income (loss)	161	48	185	(43)
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	43	104	58	28
Mark-to-market gains (losses) on insured credit derivatives	88	1,550	(1,503)	(686)
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	439	(266)	650	(410)

Pre-tax income (loss)	$(147)	$1,968	$(1,910)	$(291)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three months ended June 30, 2011, consolidated adjusted pre-tax income was $161 million compared with $48 million for the same period of 2010. Total revenues included in adjusted pre-tax income for the three months ended June 30, 2011 decreased compared with the same period of 2010 primarily as a result of net losses related to fair valuing financial instruments and adverse changes in foreign currency exchange rates within our wind-down operations. Additionally, total revenues included in adjusted pre-tax income for the three months ended June 30, 2010 included net gains from the settlement of salvage receivables and net gains from the extinguishment of debt issued by our wind-down operations with no comparable amounts recorded in the same period of 2011. Total expenses included in adjusted pre-tax income for the three months ended June 30, 2011 decreased compared with the same period of 2010 primarily as a result of net insurance gains from the reversal of insured derivative impairments in 2011 as we terminated insured derivatives at amounts below our expectations and lowered our expectation of net losses with respect to transactions commuted during the third quarter of 2011.

For the six months ended June 30, 2011, consolidated adjusted pre-tax income was $185 million compared with a loss of $43 million for the same period of 2010. Total revenues included in adjusted pre-tax income for the six months ended June 30, 2011 decreased compared with the same period of 2010 primarily as a result of higher net losses on financial instruments and foreign exchange within our wind-down operations and lower insurance fee and premium revenue. Total expenses included in adjusted pre-tax income for the six months ended June 30, 2011 decreased compared with the same period of 2010 primarily as a result of net insurance gains from the reversal of insured derivative impairments in 2011 as we terminated insured derivatives at amounts below our expectations and lowered our expectation of net losses with respect to transactions commuted during the third quarter of 2011. In the six months ended June 30, 2010, we had increased our expectation of net impairments on our insured derivatives within our CMBS exposure.

Adjusted Book Value

As of June 30, 2011, ABV per share (a non-GAAP measure) was $37.22, up from $36.81 as of December 31, 2010. The increase in ABV per share was primarily driven by the effect of repurchasing common shares during 2011 and the reversal of estimated credit impairments on insured credit derivatives, partially offset by net losses from fair valuing financial instruments in our wind-down operations and a reduction in the value of expected installment premiums resulting from the termination of policies during 2011.

The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

	As of	As of
In thousands, except per share data	June 30, 2011	December 31, 2010
Total shareholders’ equity of MBIA Inc.	$1,880,642	$2,832,139
Basic common shares outstanding	196,780	199,746
Book value per share	$9.56	$14.18
Additions to book value per share (after-tax):
Net unearned premium revenue(1)(2)	12.67	13.61
Deferred acquisition costs	(1.26)	(1.35)
Present value of insured derivative installment revenue(3)	1.44	1.71
Cumulative impairments on insured credit derivatives(3)	(6.31)	(8.69)
Subtractions from book value per share (after-tax):
Impact of consolidating certain VIEs(4)	(0.62)	(0.50)
Cumulative unrealized loss on insured credit derivatives	(19.76)	(14.58)
Net unrealized losses included in other comprehensive income	(0.74)	(2.27)

Total adjustments per share	27.66	22.63

Adjusted book value per share	$37.22	$36.81

(1) -  Consists of financial guarantee premiums and fees.

(2) -  The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

(3) -  The discount rate on insured derivative installment revenue and impairments was 5%.

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

The following tables present our U.S. public finance insurance segment results for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Percent Change 2011 vs. 2010
In millions	2011	2010
Net premiums earned	$106	$119	-11%
Net investment income	54	56	-3%
Fees and reimbursements	1	3	-43%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	2	0	n/m
Unrealized gains (losses) on insured derivatives	0	0	n/m

Net change in fair value of insured derivatives	2	0	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	14	1	n/m
Other net realized gains (losses)	-	0	n/m

Total revenues	177	179	-1%

Losses and loss adjustment	(9)	10	n/m
Amortization of deferred acquisition costs	23	24	-7%
Operating	19	17	15%

Total expenses	33	51	-36%

Pre-tax income	$144	$128	13%

n/m -  Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	Six Months Ended June 30,		Percent Change 2011 vs. 2010
In millions	2011	2010
Net premiums earned	$195	$234	-16%
Net investment income	112	117	-5%
Fees and reimbursements	3	17	-82%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	2	0	n/m
Unrealized gains (losses) on insured derivatives	0	0	n/m

Net change in fair value of insured derivatives	2	0	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	17	4	n/m
Other net realized gains (losses)	-	0	n/m

Total revenues	329	372	-12%

Losses and loss adjustment	(5)	36	-115%
Amortization of deferred acquisition costs	42	46	-10%
Operating	37	30	27%

Total expenses	74	112	-34%

Pre-tax income	$255	$260	-2%

n/m -  Percentage change not meaningful.

During the three and six months ended June 30, 2011, we did not write any new U.S. public finance insurance. The lack of insurance writings in our U.S. public finance segment reflects the insurance financial strength credit ratings assigned to National and the impact of litigation over the formation of National in 2009. We do not expect to write a material amount of new business prior to an upgrade of our insurance financial strength ratings and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation. We believe that we will resume writing business in the U.S. public finance market before actively re-engaging in the structured finance and international markets.

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

The following table presents the adjusted pre-tax income of our U.S. public finance insurance segment, and a reconciliation of adjusted pre-tax income to GAAP pre-tax income for the three and six months ended June 30, 2011 and 2010:

					Percent Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months 2011 vs. 2010	Six Months 2011 vs. 2010
In millions	2011	2010	2011	2010
Adjusted total revenues	$177	$179	$329	$372	-1%	-12%
Adjusted total expenses	33	51	74	112	-36%	-34%

Adjusted pre-tax income	144	128	255	260	13%	-2%
Additions to adjusted pre-tax income:
Mark-to-market gain (loss) on insured credit derivatives	0	0	0	0	n/m	n/m

Pre-tax income	$144	$128	$255	$260	13%	-2%

n/m -  Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three and six months ended June 30, 2011 and 2010, there were no material differences between adjusted pre-tax income and GAAP pre-tax income.

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

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of June 30, 2011 and 2010. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

	Gross Par Outstanding as of June 30,
In millions	2011		2010
Rating	Amount	%	Amount	%
AAA	$25,004	5.4%	$29,692	5.9%
AA	210,095	45.3%	235,510	46.4%
A	180,261	38.9%	192,030	37.8%
BBB	44,924	9.7%	47,254	9.3%
Below investment grade	3,010	0.7%	3,222	0.6%

Total	$463,294	100.0%	$507,708	100.0%

The credit quality distribution of our U.S. public finance insurance exposure as of June 30, 2011 remained relatively consistent with June 30, 2010. Total U.S. public finance insurance gross par outstanding rated A or above, before giving effect to National’s guarantee, was 90% and gross par outstanding rated below investment grade, before giving effect to National’s guarantee, was less than 1% as of June 30, 2011 and 2010.

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. For the three months ended June 30, 2011, U.S. public finance net premiums earned were $106 million compared with $119 million for the same period of 2010. For the six months ended June 30, 2011, U.S. public finance net premiums earned were $195 million compared with $234 million for the same period of 2010. The decrease for the three and six months ended June 30, 2011 as compared to 2010 was due to a decline in scheduled premiums earned of $11 million and $22 million, respectively, and a decline in premiums earned from refunding activity of $2 million and $16 million, respectively. Scheduled premium earnings declined due to the maturity of insured issues within our U.S. public finance portfolio with no material new insurance writings. Additionally, refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of premiums that would have been earned in the current period. The Company experienced a decrease in the volume of refunding activity of insured issues compared with the same period of 2010, which is consistent with the trend in the U.S. public finance bond market.

NET INVESTMENT INCOME For the three months ended June 30, 2011, our U.S. public finance insurance investment portfolio generated $54 million of net investment income compared with $56 million for the same period of 2010. For the six months ended June 30, 2011, our U.S. public finance insurance investment portfolio generated $112 million of net investment income compared with $117 million for the same period of 2010. The decrease in net investment income for the three and six months ended June 30, 2011 was primarily due to lower yields on new investment purchases and declining average interest rates on the repurchase and reverse repurchase transactions with our asset/liability products segment.

National maintains simultaneous repurchase and reverse repurchase agreements with our asset/liability products segment, which provides yield enhancement to our U.S. public finance insurance investment portfolio as a result of increased net interest earnings from these collective agreements. The net average interest rate on these transactions was 0.33% and 0.43% for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the notional amount utilized under these agreements was $1.6 billion and the fair value of collateral pledged by National under these agreements was $1.6 billion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Investments at amortized cost as of June 30, 2011 and December 31, 2010 are presented in the following table:

	June 30, 2011		December 31, 2010
In millions	Investments at Amortized Cost	Pre-tax yield(1)	Investments at Amortized Cost	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$2,543	4.35%	$2,748	4.35%
Taxable	2,263	4.30%	2,395	3.74%
Short-term	285	2.76%	343	2.51%

Total fixed-income	$5,091	4.24%	$5,486	3.97%
Other	8		3

Total	$5,099		$5,489

(1) -  Estimated yield-to-maturity.

FEES AND REIMBURSEMENTS For the six months ended June 30, 2011, fees and reimbursements decreased to $3 million from $17 million for the same period of 2010. The decrease was primarily due to the receipt, in 2010, of amounts in excess of those which were contractually due to National upon the termination of a reinsurance agreement as compensation for potential future performance volatility related to reassumed exposures. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly period to period.

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

The following tables present information about our U.S. public finance insurance loss and LAE reserves and recoverables as of June 30, 2011 and December 31, 2010, as well as our related loss and LAE provision for the three and six months ended June 30, 2011 and 2010:

In millions	As of June 30, 2011	As of December 31, 2010	Percent Change 2011 vs. 2010
Gross loss and LAE reserves	$433	$623	-30%
Expected recoveries on unpaid losses	245	400	-39%

Loss and LAE reserves	$188	$223	-16%

Insurance loss recoverable	$88	$73	21%
Insurance loss recoverable - ceded(1)	$3	$2	16%
Reinsurance recoverable on paid and unpaid losses	$9	$9	0%

(1) -  Reported within “Other liabilities” on our consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

					Percent Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Loss and LAE related to payments	$18	$16	$(143)	$231	15%	n/m
Recoveries of actual and expected payments	(27)	(5)	138	(194)	n/m	n/m

Gross losses incurred	(9)	11	(5)	37	n/m	-115%
Reinsurance	0	(1)	0	(1)	-134%	-106%

Losses and loss adjustment expenses	$(9)	$10	$(5)	$36	n/m	-115%

n/m - Percentage change not meaningful.

For the three months ended June 30, 2011, negative losses and LAE incurred of $9 million primarily related to an affordable housing transaction. Additionally, an increase in loss and LAE related to payments on a tax-backed transaction was offset by an increase in the corresponding recoveries of such payments. For the three months ended June 30, 2010, losses and LAE incurred of $10 million primarily related to a student loan transaction, a health care transaction, and an affordable housing transaction.

For the six months ended June 30, 2011, negative losses and LAE incurred of $5 million primarily related to an affordable housing transaction. Additionally, a reversal of loss and LAE reserves related to future payments on a tax-backed transaction was offset by the reversal of the corresponding recoveries of such payments. For the six months ended June 30, 2010, losses and LAE incurred of $36 million primarily related to a student loan transaction and two health care transactions. Additionally, losses and LAE incurred related to a gaming revenue transaction was offset by expected recovery of the full amount of such losses.

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves for one issue that has no expected future claim payments or par outstanding but for which the Company is obligated to pay LAE incurred in prior periods. As of June 30, 2011, loss and LAE reserves comprised the following:

$ in millions	Number of Issues (1)	Loss and LAE Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	11	$185	$750
Issues without defaults	5	3	151

Total gross of reinsurance	16	$188	$901

(1) -  An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and six months ended June 30, 2011 and 2010 are presented in the following table:

					Percent Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Gross expenses	$19	$17	$37	$30	15%	27%

Amortization of deferred acquisition costs	23	24	42	46	-7%	-10%
Operating	19	17	37	30	15%	27%

Total insurance operating expenses	$42	$41	$79	$76	2%	4%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for the three and six months ended June 30, 2011 compared with the same periods of 2010 primarily due to higher legal costs associated with litigation and higher expenses related to support services provided by Optinuity Alliance Resources Corp. (“Optinuity”).

Amortization of deferred acquisition costs decreased for the three and six months ended June 30, 2011 compared with the same periods of 2010, consistent with the amortization of the related unearned premium revenue. Operating expenses increased for the three and six months ended June 30, 2011 compared with the same periods of 2010 as a result of the increase in gross expenses. We did not defer a material amount of policy acquisition costs during 2011 or 2010.

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

MBIA Corp.’s guarantees insure structured finance and asset-backed obligations, privately issued bonds used for the financing of public purpose projects that are primarily located outside of the U.S. and that include toll roads, bridges, airports, public transportation facilities, utilities and other types of infrastructure projects serving a substantial public purpose, and obligations of sovereign and sub-sovereign issuers. Structured finance and ABS typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real property.

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

RESULTS OF OPERATIONS (continued)

The following tables present our structured finance and international insurance segment results for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Percent Change
In millions	2011	2010	2011 vs. 2010
Net premiums earned	$63	$64	-2%
Net investment income	17	24	-28%
Fees and reimbursements	27	26	0%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(192)	(64)	n/m
Unrealized gains (losses) on insured derivatives	116	1,538	-92%

Net change in fair value of insured derivatives	(76)	1,474	-105%
Net gains (losses) on financial instruments at fair value and foreign exchange	0	(16)	-103%
Net investment losses related to other-than-temporary impairments	(2)	(1)	34%
Other net realized gains (losses)	0	19	-103%
Revenues of consolidated VIEs:
Net investment income	13	10	27%
Net gains (losses) on financial instruments at fair value and foreign exchange	17	264	-93%

Total revenues	59	1,864	-97%

Losses and loss adjustment	59	(83)	n/m
Amortization of deferred acquisition costs	40	39	5%
Operating	33	32	0%
Interest	33	34	-1%
Expenses of consolidated VIEs:
Operating	8	4	111%
Interest	11	10	2%

Total expenses	184	36	n/m

Pre-tax income (loss)	$(125)	$1,828	-107%

n/m - Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	Six Months Ended June 30,		Percent Change
In millions	2011	2010	2011 vs. 2010
Net premiums earned	$130	$136	-4%
Net investment income	48	58	-16%
Fees and reimbursements	55	150	-63%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(547)	(98)	n/m
Unrealized gains (losses) on insured derivatives	(1,307)	(673)	94%

Net change in fair value of insured derivatives	(1,854)	(771)	140%
Net gains (losses) on financial instruments at fair value and foreign exchange	33	(14)	n/m
Net investment losses related to other-than-temporary impairments	(4)	(4)	4%
Other net realized gains (losses)	1	19	-98%
Revenues of consolidated VIEs:
Net investment income	26	20	27%
Net gains (losses) on financial instruments at fair value and foreign exchange	(113)	370	-131%
Other net realized gains (losses)	-	(74)	-100%

Total revenues	(1,678)	(110)	n/m

Losses and loss adjustment	19	106	-82%
Amortization of deferred acquisition costs	73	87	-15%
Operating	70	58	21%
Interest	67	69	-2%
Expenses of consolidated VIEs:
Operating	18	9	83%
Interest	21	21	2%

Total expenses	268	350	-23%

Pre-tax income (loss)	$(1,946)	$(460)	n/m

n/m - Percentage change not meaningful.

For the three and six months ended June 30, 2011, we did not write any new structured finance and international insurance and for the three and six months ended June 30, 2010, we did not write a meaningful amount of structured finance and international insurance. The lack of insurance writings in our structured finance and international insurance segment reflects the impact of the downgrades of MBIA Corp.’s insurance financial strength ratings by the major rating agencies, which occurred in 2008 and again in 2009. The Company does not expect to write a material amount of new business prior to an upgrade of the insurance financial strength ratings of MBIA Corp. and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation.

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

The following table presents the adjusted pre-tax income (loss) of our structured finance and international insurance segment, and a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three and six months ended June 30, 2011 and 2010:

					Percent Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Adjusted total revenues	$143	$174	$358	$459	-18%	-22%
Adjusted total expenses	(45)	260	189	658	-118%	-71%

Adjusted pre-tax income (loss)	188	(86)	169	(199)	n/m	n/m
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	38	98	39	16	-62%	145%
Mark-to-market gain (loss) on insured credit derivatives	88	1,550	(1,503)	(686)	-94%	119%
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	439	(266)	651	(409)	n/m	n/m

Pre-tax income (loss)	$(125)	$1,828	$(1,946)	$(460)	-107%	n/m

n/m - Percentage change not meaningful.

For the three months ended June 30, 2011 adjusted pre-tax income was $188 million compared with a loss of $86 million for the same period of 2010. Adjusted total revenues for the three months ended June 30, 2011 decreased compared with the same period of 2010 principally due to lower net premiums earned and lower net realized gains from the sale of investments. Adjusted total expenses for the three months ended June 30, 2011 decreased compared with the same period of 2010 principally due to a reduction in insured credit derivative impairments and LAE which were partially offset by loss and LAE on financial guarantee insurance policies. Insured credit derivative impairments and LAE in the second quarter of 2011 were favorably impacted by the settlement of CDS contracts at lower than previously reserved levels. Partially offsetting this favorability was an increase in loss expectations in our CMBS portfolio. Loss and LAE on financial guarantee insurance policies increased due to continued deterioration in insured CDO exposure. Additionally, for the three months ended June 30, 2011, estimated recoveries from ineligible mortgage loans within insured RMBS transactions were lower compared with the same period of 2010.

For the six months ended June 30, 2011 adjusted pre-tax income was $169 million compared with a loss of $199 million for the same period of 2010. Adjusted total revenues for the six months ended June 30, 2011 decreased compared to the same period of 2010 principally due to lower fee revenue and, to a lesser extent, lower premiums earned and net investment income, which were partially offset by gains from the sale of investments. Fee revenue in the first six months of 2010 included the receipt of amounts in excess of those which were contractually due to MBIA Corp. upon the termination of a reinsurance agreement, with no comparable amount recorded in the first six months of 2011. Adjusted total expenses for the six months ended June 30, 2011 decreased compared with the same period of 2010 principally due to a reduction in insured credit derivative impairments and LAE, which was driven by the settlement of CDS contracts at lower than previously reserved levels. Partially offsetting this favorability in credit derivative impairments and LAE was an increase in CMBS portfolio loss expectations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

CREDIT QUALITY The credit quality of our structured finance and international insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. The following table presents the credit quality distribution of our structured finance and international gross par outstanding as of June 30, 2011 and 2010. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

	Gross Par Outstanding as of June 30,
In millions	2011		2010
Rating	Amount	%	Amount	%
AAA	$51,203	28.7%	$79,466	37.0%
AA	15,819	8.9%	20,706	9.6%
A	30,693	17.2%	32,896	15.3%
BBB	39,951	22.3%	40,472	18.9%
Below investment grade	40,779	22.9%	41,344	19.2%

Total(1)	$178,445	100.0%	$214,884	100.0%

(1) - Includes gross par outstanding of $17.4 billion and $21.9 billion related to our consolidated VIEs as of June 30, 2011 and 2010, respectively.

As of June 30, 2011, total structured finance and international gross par outstanding rated A or above, before giving effect to MBIA’s guarantee, was 55% compared with 62% as of June 30, 2010. Additionally, as of June 30, 2011 and 2010, 23% and 19%, respectively, of gross par outstanding was rated below investment grade. Adverse changes in the ratings of our structured finance and international insured gross par outstanding were principally a result of ratings downgrades on CDO and commercial mortgage securitizations.

NET PREMIUMS EARNED Our structured finance and international insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts and insured derivative contracts, and certain of those premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned by type of insurance contract for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Net premiums earned:
Financial guarantee contracts	$63	$64	$130	$136
Insured derivative contracts (1)	25	26	57	55
VIEs (eliminated in consolidation)	4	7	9	13

Total net premiums earned	$92	$97	$196	$204

(1) - Premiums related to insured derivatives are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations.

Net premiums earned on non-derivative financial guarantees for the three and six months ended June 30, 2011 and 2010 are presented in the following table. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues.

					Percent Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Net premiums earned:
U.S.	$26	$31	$55	$68	-15%	-18%
Non-U.S.	37	33	75	68	10%	10%

Total net premiums earned	$63	$64	$130	$136	-2%	-4%

Structured finance and international net premiums earned decreased in the three and six months ended June 30, 2011 compared with the same periods of 2010 due to the maturity and termination of insured transactions with no new material insurance writings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET INVESTMENT INCOME For the three and six months ended June 30, 2011, our structured finance and international insurance investment portfolio generated $17 million and $48 million, respectively, of net investment income compared with $24 million and $58 million for the three and six months ended June 30, 2010, respectively. The decrease in net investment income was primarily due to lower average asset balances in 2011 as a result of claim payments and lower yields on new investment purchases.

MBIA Corp., as lender, maintained a secured lending agreement with our asset/liability products segment, which totaled $2.0 billion at inception. Interest income on this arrangement, totaling approximately $4 million and $9 million for the three and six months ended June 30, 2011, respectively, and $7 million and $16 million for the three and six months ended June 30, 2010, respectively, was included in our structured finance and international insurance net investment income. As of June 30, 2011, the amount outstanding from our asset/liability products segment under this agreement was $600 million, and reflects the repayment of $375 million during the first six months of 2011.

Investment asset balances at amortized cost as of June 30, 2011 and December 31, 2010 are presented in the following table:

	June 30, 2011		December 31, 2010
In millions	Investments at Amortized Cost	Pre-tax yield(1)	Investments at Amortized Cost	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$-	-	$50	3.84%
Taxable	1,080	6.49%	1,480	5.81%
Short-term	745	0.89%	673	1.45%

Total fixed-income	$1,825	4.20%	$2,203	4.43%
Secured loan from affiliate	600		975
Other	8		10

Total	$2,433		$3,188

(1) - Estimated yield-to-maturity.

FEES AND REIMBURSEMENTS For the three months ended June 30, 2011, fees and reimbursements were $27 million, which were consistent with the same period of 2010. For the six months ended June 30, 2011, fees and reimbursements were $55 million compared with $150 million for the same period of 2010. The decrease was primarily due to the receipt, in 2010, of amounts in excess of those which were contractually due to MBIA Corp. upon the termination of a reinsurance agreement as compensation for potential future performance volatility related to reassumed exposures. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums earned related to derivatives and the components of the net change in fair value of insured derivatives for the three and six months ended June 30, 2011 and 2010:

					Percent Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Net premiums and fees earned on insured derivatives	$25	$26	$57	$55	-2%	4%
Realized gains (losses) on insured derivatives	(217)	(90)	(604)	(153)	141%	n/m

Realized gains (losses) and other settlements on insured derivatives	(192)	(64)	(547)	(98)	n/m	n/m
Unrealized gains (losses) on insured derivatives	116	1,538	(1,307)	(673)	-92%	94%

Net change in fair value of insured derivatives	$(76)	$1,474	$(1,854)	$(771)	-105%	140%

n/m - Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. As a result, premiums earned related to insured credit derivatives will decrease over time as exposure to such transactions declines. Realized losses on insured derivatives during 2011 primarily resulted from commutations of transactions. Realized losses on insured derivatives for the three and six months ended June 30, 2010 resulted from payments related to multi-sector CDO transactions.

For the three months ended June 30, 2011, unrealized gains on insured derivatives were principally due to the reversal of unrealized losses from commutations of structured ABS transactions. This was partially offset by reduced collateral pricing, the effects of MBIA’s nonperformance risk on its derivative liability, and collateral erosion.

For the six months ended June 30, 2011, unrealized losses on insured derivatives were principally the result of the effects of MBIA’s nonperformance risk on its derivative liability, reduced collateral pricing and collateral erosion. This was partially offset by the reversal of unrealized losses from commutations of structured ABS and CMBS pool transactions.

For the three and six months ended June 30, 2010, unrealized gains and losses on insured derivatives were principally the result of the effects of MBIA’s nonperformance risk on its derivative liability.

As of June 30, 2011, MBIA’s Corp.’s five-year CDS cost was 30.75% upfront plus 5% per annum and as of June 30, 2010, its five-year CDS cost was 62.50% upfront plus 5% per annum. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 7.38% upfront plus 5% per annum to 34.25% upfront plus 5% per annum as of June 30, 2011 and ranged from 32.25% upfront plus 5% per annum to 63% upfront plus 5% per annum as of June 30, 2010.

As of June 30, 2011, we had $92.4 billion of gross par outstanding on insured credit derivatives compared with $99.5 billion as of December 31, 2010. The decrease in gross par outstanding was primarily due to contractual terminations and maturities. Additionally, in the third quarter of 2011, MBIA Corp. reached agreements in principle to commute four insured credit derivative transactions, representing $5.6 billion in gross par outstanding. During the three months ended June 30, 2011, seven insured credit derivative transactions, representing $4.7 billion in gross par outstanding, had either matured or were contractually settled prior to maturity. During the six months ended June 30, 2011, 12 insured credit derivative transactions, representing $8.1 billion in gross par outstanding, had either matured or were contractually settled prior to maturity. Partially offsetting this decrease in gross par were increases from the retranslation of foreign currency exposure at current foreign currency rates.

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles to our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent the present values of our estimates of expected future claim payments for such transactions using a discount rate of 5.93%, the same rate used to calculate our statutory loss reserves as of June 30, 2011. We estimate that additional credit impairments on insured derivatives for the three months ended June 30, 2011 were a benefit of $220 million across 27 insured issues, and a benefit of $42 million across 27 insured issues for the six months ended June 30, 2011. Beginning with the fourth quarter of 2007 through June 30, 2011, total credit impairments on insured derivatives were estimated at $3.7 billion across 40 insured issues, inclusive of 34 insured issues for which we made settlement and claim payments of $1.7 billion, net of reinsurance and collections. Accordingly, we expect to realize additional net losses of $2.0 billion.

Our estimate of credit impairments, a non-GAAP measure, may differ from the fair values recorded in our consolidated financial statements. Although the Company’s income statement includes the fair values, the Company regards the changes in credit impairment estimates as critical information for investors since the credit impairment estimates reflect the present values of amounts it expects to pay in claims net of recoveries with respect to insured credit derivatives. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments. In the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse before or at the maturity of the contracts. Contracts also may be settled prior to maturity at amounts that may be more or less than their recorded fair values. Those settlements can result in realized gains or losses, and will result in the reversal of unrealized gains or losses. The Company is not required to post collateral to counterparties of these contracts.

Refer to “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for information about legal actions commenced by MBIA with respect to certain CDS contracts. The outcome of such legal actions may affect the amount of realized losses ultimately incurred by the Company, although the damages potentially awarded to the Company upon prevailing in the litigation are not directly considered in determining the impairment of the insured credit derivative contracts. Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expenses” in our consolidated statements of operations. Such costs totaled approximately $1 million and $2 million for the three months ended June 30, 2011 and 2010, respectively and $8 million and $3 million for the six months ended June 30, 2011 and 2010, respectively.

REVENUES OF CONSOLIDATED VIEs For the three months ended June 30, 2011, total revenues of consolidated VIEs were $30 million compared with $274 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, total revenues of consolidated VIEs were a loss of $87 million compared with total revenues of $316 million for the six months ended June 30, 2010. The decrease in the revenues of consolidated VIEs was principally driven by net losses on financial instruments at fair value and foreign exchange as a result of changes in the fair value of VIE assets and liabilities recorded through earnings. For the three months ended June 30, 2011, net gains on financial instruments at fair value and foreign exchange were $17 million and primarily resulted from an improvement in the market’s perception of MBIA’s credit risk relative to prior periods. For the three months ended June 30, 2010, net gains on financial instruments at fair value and foreign exchange were $264 million and primarily resulted from an increase in the value of loan repurchase commitment assets in RMBS securitizations. For the six months ended June 30, 2011, net losses on financial instruments at fair value and foreign exchange were $113 million and primarily resulted from an improvement in the market’s perception of MBIA’s credit risk. For the six months ended June 30, 2010, net gains on financial instruments at fair value and foreign exchange were $370 million and primarily resulted from an increase in the value of loan repurchase commitment assets in RMBS securitizations. Offsetting net gains in the first six months of 2010 were $74 million of net losses resulting from the basis difference between MBIA’s carry value of certain assets and liabilities and that of VIEs consolidated in the first quarter of 2010.

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

RESULTS OF OPERATIONS (continued)

The Company faces significant risks and uncertainties related to potential or actual losses from its CMBS insured exposure, which is mostly in the form of insured derivatives, its RMBS insured exposure, including the receipt of recoveries, and its ABS CDO insured exposure. Continued significant adverse developments and higher expected payments on these exposures could result in a decline in the Company’s liquidity and statutory capital position.

The impact of insured exposures on the Company’s liquidity position is best understood by assessing the ultimate amount of payments that the Company will be required to make in respect of these exposures. In this regard, the Company discloses the discounted expected future net cash flows to be made under all insurance contracts, irrespective of the legal form of the guarantee (i.e., financial guarantee policy or insured derivative contract) or the U.S. GAAP accounting basis.

The following tables present the aggregate changes in the discounted values of loss payments expected to be made on all insurance contracts for the three and six months ended June 30, 2011, and aggregate loss and LAE reserves and insurance loss recoverables as of June 30, 2011 and December 31, 2010. All amounts presented in the following tables are calculated in accordance with U.S. GAAP, with the exception of those related to insured credit derivative impairments. The amounts reported for insured credit derivative impairments are calculated in accordance with U.S. STAT because U.S. GAAP does not contain a comparable measurement basis for these contracts. All losses and recoverables reported in the following tables are measured using discounted probability-weighted cash flows. Losses and recoverables on VIEs that are eliminated in consolidation are included because the consolidation of these VIEs does not impact whether or not we will be required to make payments under its insurance contracts. As a result of the different accounting bases of amounts included in the following tables, the total provided in each table represents a non-GAAP measure.

Aggregate Losses and LAE (change in expected net payments)

	00000000	00000000	00000000	00000000	00000000
	Three Months Ended June 30, 2011
In millions	RMBS	ABS	CMBS	Other	Total
Change in actual and expected payments	$53	$(409)	$233	$44	$(79)
Change in actual and expected salvage	(69)	9	0	(11)	(71)

Total aggregate losses and LAE	$(16)	$(400)	$233	$33	$(150)

	Six Months Ended June 30, 2011
In millions	RMBS	ABS	CMBS	Other	Total
Change in actual and expected payments	$132	$(338)	$368	$61	$223
Change in actual and expected salvage	(221)	7	0	(12)	(226)

Total aggregate losses and LAE	$(89)	$(331)	$368	$49	$(3)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Aggregate Losses and LAE by Insurance Type (change in expected net payments)

	00000000	00000000	00000000	00000000	00000000
	Three Months Ended June 30, 2011
In millions	RMBS	ABS	CMBS	Other	Total
Financial guarantee insurance (1)	$13	$13	$-	$33	$59
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation) (2)	(29)	39	-	-	10
Insured credit derivatives (statutory basis) (3)	-	(452)	233	-	(219)

Total aggregate losses and LAE	$(16)	$(400)	$233	$33	$(150)

(1) - Included in “Losses and loss adjustment expense” as reported on the Company’s consolidated statement of operations.

(2) - Represents losses and LAE eliminated upon the consolidation of insured VIEs.

(3) - Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under U.S. GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statement of operations.

	Six Months Ended June 30, 2011
In millions	RMBS	ABS	CMBS	Other	Total
Financial guarantee insurance (1)	$(50)	$20	$-	$49	$19
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation) (2)	(39)	51	-	-	12
Insured credit derivatives (statutory basis) (3)	-	(402)	368	-	(34)

Total aggregate losses and LAE	$(89)	$(331)	$368	$49	$(3)

(1) - Included in “Losses and loss adjustment expense” as reported on the Company’s consolidated statement of operations.

(2) - Represents losses and LAE eliminated upon the consolidation of insured VIEs.

(3) - Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under U.S. GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statement of operations.

Aggregate Loss and LAE Reserves

In millions	As of June 30, 2011	As of December 31, 2010
Financial guarantee insurance (1)	$677	$906
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation) (2)	352	377
Insured credit derivatives (statutory basis) (3)	2,047	2,490
Reinsurance	(7)	(6)

Total aggregate loss and LAE reserves	$3,069	$3,767

(1) - Included in “Loss and loss adjustment expense reserves” as reported on the Company’s consolidated balance sheets.

(2) - Represents loss and LAE reserves eliminated upon the consolidation of insured VIEs.

(3) - Represents statutory loss and LAE reserves for insurance contracts accounted for as derivatives under U.S. GAAP. The fair values of these contracts are recorded in “Derivative liabilities” on the Company’s consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Aggregate Insurance Loss Recoverable

In millions	As of June 30, 2011	As of December 31, 2010
Financial guarantee insurance (1)	$2,570	$2,459
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation) (2)	1,159	1,061
Insured credit derivatives (statutory basis) (3)	66	74
Reinsurance	(5)	(2)

Total aggregate insurance loss recoverable	$3,790	$3,592

(1) - Included in “Insurance loss recoverable” as reported on the Company’s consolidated balance sheets.

(2) - Represents insurance loss recoverable eliminated upon the consolidation of insured VIEs.

(3) - Represents statutory recoveries for insurance contracts accounted for as derivatives under U.S. GAAP. The fair values of these contracts are recorded in “Derivative liabilities” on the Company’s consolidated balance sheets.

Summary of Financial Guarantee Insurance Losses and LAE

Refer to “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included herein and “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a description of the Company’s loss and LAE reserving policy and additional information related to its loss reserves.

The following tables present information about our insurance reserves and recoverable as of June 30, 2011 and December 31, 2010, as well as our loss and LAE provision for the three and six months ended June 30, 2011 and 2010. The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date. Our insurance loss recoverable includes recoveries related to put-backs of ineligible mortgage loans within RMBS transactions and other amounts due to MBIA under subrogation rights.

	00000000	00000000	00000000
In millions	June 30, 2011	December 31, 2010	Percent Change 2011 vs. 2010
Gross losses and LAE reserves	$1,133	$1,402	-19%
Expected recoveries on unpaid losses	456	496	-8%

Loss and LAE reserves	$677	$906	-25%

Insurance loss recoverable	$2,570	$2,459	5%
Insurance loss recoverable - ceded(1)	$4	$1	n/m
Reinsurance recoverable on paid and unpaid losses	$11	$6	78%

(1) - Reported within “Other liabilities” on our consolidated balance sheets.

n/m - Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

					Percent Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Losses and LAE related to actual and expected payments	$113	$122	$105	$287	-7%	-63%
Recoveries of actual and expected payments	(53)	(222)	(84)	(176)	-76%	-52%

Gross losses incurred	60	(100)	21	111	n/m	-81%
Reinsurance	(1)	17	(2)	(5)	-108%	-67%

Losses and loss adjustment expenses	$59	$(83)	$19	$106	n/m	-82%

n/m - Percentage change not meaningful.

The $113 million of losses and LAE incurred for the three months ended June 30, 2011 reported in the preceding table includes $76 million of losses related to insured RMBS transactions and $37 million of non-RMBS loss activity. The $53 million of recoveries for the three months ended June 30, 2011 include $63 million of recoveries related to insured RMBS transactions offset by $10 million related to non-RMBS activity. The $63 million of recoveries related to RMBS transactions include $36 million of recoveries resulting from ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans and $27 million related to excess interest cash flows within the securitizations.

The $122 million of losses and LAE incurred for the three months ended June 30, 2010 includes $75 million of losses related to non-RMBS activity and $47 million related to insured RMBS transactions. The $222 million of recoveries for the three months ended June 30, 2010 include $187 million related to insured RMBS transactions and $35 million related to non-RMBS recovery activity. The $187 million of recoveries related to RMBS transactions comprised approximately $143 million in increases in estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and alternative A-paper (“Alt-A”) securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages. Additionally, there was a $44 million benefit related to amounts expected to be paid to MBIA from excess interest cash flows within the securitizations.

The $105 million of losses and LAE incurred for the six months ended June 30, 2011 includes $88 million of losses related to non-RMBS transactions, primarily comprised of non-RMBS mortgage, and $17 million related to insured RMBS transactions. The $84 million of recoveries for the six months ended June 30, 2011 include $66 million of recoveries related to insured RMBS transactions and $18 million related to non-RMBS recovery activity. The $66 million of recoveries related to RMBS transactions include $154 million of recoveries resulting from ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans offset by an $88 million reduction in excess interest cash flows within the securitizations. The decrease in recoveries from excess spread resulted from an increase in voluntary prepayments within the securitizations.

The $287 million of losses and LAE incurred for the six months ended June 30, 2010 includes $186 million of losses related to insured RMBS transactions and $101 million related to non-RMBS loss activity. The $176 million of recoveries for the six months ended June 30, 2010 include $145 million related to RMBS transactions and $31 million related to non-RMBS recovery activity. The $145 million of recoveries related to RMBS transactions comprised approximately $198 million in increases in estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage and Alt-A securitization exposures that are subject to contractual obligations by sellers/services to repurchase or replace such mortgages, offset by $53 million related to a decrease in amounts expected to be paid to MBIA from excess interest cash flows within the securitizations.

For the three and six months ended June 30, 2011, losses and LAE incurred included the elimination of $10 million and $12 million, respectively, as a result of the consolidation of VIEs. The $10 million elimination included gross losses related to actual and expected future payments of $66 million offset by recoveries of actual and expected payments of $56 million. The $12 million elimination included gross losses related to actual and expected future payments of $121 million offset by recoveries of actual and expected payments of $109 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three and six months ended June 30, 2010, losses and LAE incurred included the elimination of a $120 million and a $227 million net benefit, respectively, as a result of the consolidation of VIEs. The $120 million elimination included elimination of actual and expected potential recoveries of $127 million, offset by gross losses related to actual and expected future payments of $7 million. The $227 million elimination included actual and estimated potential recoveries of $392 million, offset by gross losses related to actual and expected future payments of $165 million.

Included in the Company’s loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves for three issues that have no expected future claim payments or par outstanding, but for which the Company is obligated to pay LAE incurred in prior periods. As of June 30, 2011, loss and LAE reserves comprised the following:

$ in millions	Number of Issues (1)	Loss and LAE Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	84	$471	$8,030
Issues without defaults	27	206	1,727

Total gross of reinsurance	111	$677	$9,757

(1) - An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

MBIA reports expected potential recoveries of certain paid claims within “Insurance loss recoverable” and the corresponding estimated recovery amounts due to reinsurers within “Other liabilities” in the Company’s consolidated balance sheets. As of June 30, 2011 and December 31, 2010, our insurance loss recoverable was $2.7 billion and $2.5 billion, respectively. The increase in our insurance loss recoverable principally resulted from an increase in expected potential recoveries resulting from the aforementioned obligations of the sellers/servicers of RMBS transactions to repurchase ineligible mortgage loans. As of June 30, 2011 and December 31, 2010, our insurance loss recoverable also included recoveries of approximately $622 million and $674 million, respectively, from expected excess interest within RMBS securitizations. Insurance loss recoverables due to reinsurers totaled $4 million and $1 million as of June 30, 2011 and December 31, 2010, respectively. Insurance loss recoverables are only paid to reinsurers upon receipt of such amounts by MBIA.

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities (“MBS”) backed by residential mortgage loans, including second-lien residential mortgage securitizations (revolving home equity line of credit (“HELOC”) loans and closed-end second mortgages (“CES”)) and Alt-A transactions. For the three months ended June 30, 2011, we recorded losses and LAE of $13 million related to RMBS transactions, after the elimination of a $29 million benefit as a result of consolidating VIEs. The $13 million of losses and LAE was due to $76 million of gross losses and LAE offset by gross recoveries of $63 million. For the six months ended June 30, 2011, we recorded a net benefit of $50 million related to RMBS transactions, after the elimination of a $39 million benefit as a result of consolidating VIEs. The $50 million benefit was due to gross recoveries of $66 million offset by gross losses and LAE of $16 million.

MBIA Corp. also insures MBS backed by subprime mortgage loans directly through RMBS securitizations. There has been considerable stress and continued deterioration in the subprime mortgage market since 2008 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of June 30, 2011, the Company had $3.4 billion of gross par outstanding from direct exposure to subprime mortgage loans compared with $3.5 billion as of December 31, 2010. While subprime transactions directly guaranteed by MBIA Corp. include collateral comprising mortgage loans originated during 2005, 2006, and 2007, given the amount of subordination below MBIA Corp.’s insured portion of such transactions available to absorb losses from collateral defaults, we currently do not expect material ultimate losses on these transactions. As of June 30, 2011, the Company had $341 million of gross par outstanding in five insured direct subprime mortgage transactions with 2005, 2006, or 2007 subprime mortgage collateral appearing on the Company’s Classified or Caution Lists.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the par outstanding of MBIA Corp.’s total direct RMBS insured exposure, including those issues that have been placed in a surveillance category, as of June 30, 2011 by S&P credit rating category. Amounts include the par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
In millions	Prime First Lien	Alt-A First Lien	Subprime First Lien	HELOC	CES	Total
AAA	$209	$1,495	$2,092	$-	$13	$3,809
AA	15	12	56	-	-	83
A	2	552	179	55	29	817
BBB	-	545	130	284	26	985
Below investment grade	2	1,345	914	3,984	4,430	10,675

Total gross par	$228	$3,949	$3,371	$4,323	$4,498	$16,369

The following table presents the par outstanding by vintage year of MBIA Corp.’s total second-lien residential mortgage loan securitizations insured exposure as of June 30, 2011. Amounts include the par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
In millions	HELOC	% of Total HELOC	CES	% of Total CES
2007	$587	13%	$2,931	65%
2006	1,542	36%	1,445	32%
2005	1,274	29%	-	0%
2004	758	18%	80	2%
2003 and prior	162	4%	42	1%

Total gross par	$4,323	100%	$4,498	100%

During the three months ended June 30, 2011, we paid approximately $237 million, net of reinsurance and collections, on insured RMBS transactions, or $174 million after eliminating $63 million of net payments made on behalf of consolidated VIEs. During the six months ended June 30, 2011, we paid approximately $468 million, net of reinsurance and collections, on insured RMBS transactions, or $333 million after eliminating $135 million of net payments made on behalf of consolidated VIEs. Through June 30, 2011, we paid a cumulative total of $5.6 billion, net of reinsurance and collections, or $3.7 billion after eliminating $1.9 billion of net payments made on behalf of consolidated VIEs, on insured RMBS transactions. As of June 30, 2011, we had loss and LAE reserves related to our remaining insured RMBS exposure of $427 million after eliminating $85 million of loss and LAE reserves related to our consolidated VIEs. The loss and LAE reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the cash receipts we expect from the performing mortgage loans in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” in our consolidated balance sheets. The payments that we make virtually all go to reduce the principal balances of the securitizations.

The following table provides information about RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments, net of collections, as of June 30, 2011 and for which it does not consolidate under accounting guidance for VIEs.

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Gross Claims and LAE Paid Since Inception
HELOC	12	$14,031	$2,574	$1,953
CES	10	8,421	2,842	1,912
Alt-A	9	1,311	826	(10)

Total	31	$23,763	$6,242	$3,855

Total net of reinsurance				$3,744

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of June 30, 2011, the gross par outstanding on insured RMBS transactions included in the preceding table was $6.2 billion compared with $6.7 billion as of December 31, 2010. As of June 30, 2011, we expect to pay an additional $869 million (on a present value basis) on these transactions and expect to receive a total of $1.0 billion (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. Of this amount, $622 million is included in “Insurance loss recoverable” and $398 million is included in “Loss and loss adjustment expense reserves.” In addition, we expect to receive $1.8 billion (on a present value basis) in respect of the sellers’/servicers’ obligation to repurchase ineligible mortgage loans, which is included in “Insurance loss recoverable.”

The following table provides information about RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments, net of collections, as of June 30, 2011, and for which it consolidates under accounting guidance for VIEs. As such, these payments are not reflected as insurance losses in our consolidated financial statements subsequent to consolidation. As of June 30, 2011, the Company has recorded put-back recoveries as a result of forensic reviews and extrapolation for amounts paid on all RMBS transactions included in the following table:

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Gross Claims and LAE Paid Since Inception
HELOC	6	$3,657	$1,240	$564
CES	6	4,844	1,588	1,420

Total	12	$8,501	$2,828	$1,984

Total net of reinsurance				$1,912

As of June 30, 2011, we expect to pay an additional $149 million (on a present value basis) on these transactions and expect to receive a total of $308 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. In addition, we expect to receive $905 million (on a present value basis) as of June 30, 2011 from the contractual obligation of the sellers/servicers to repurchase ineligible mortgage loans, that was recorded in “Loan repurchase commitments,” presented in “Assets of consolidated variable interest entities,” on the consolidated balance sheet.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included herein for information about assumptions used to estimate recoveries on our RMBS exposure.

Since September 2008, MBIA Corp. initiated litigation against multiple mortgage loan sellers/servicers alleging, among other things, that such sellers/servicers made material misrepresentations concerning the quality of loans made by these sellers/servicers, which were included in a number of MBIA Corp.-insured second-lien residential mortgage securitizations. In particular, complaints in these actions allege that a significant percentage of the defaulted loans in these securitizations were ineligible for inclusion and thus reflect breaches of the originators’ representations with respect to such loans. In addition, the complaints allege that the sellers/servicers have failed to honor their contractual obligations regarding loan repurchases and ongoing servicing practices. For more information on these and other lawsuits commenced by MBIA Corp., refer to “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

The following table provides the total of all RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments and performed a forensic review of defaulted mortgage loans as of June 30, 2011. The Company no longer believes that the practice of reviewing loans for purposes of assessing put-back recoveries is necessary in order to estimate potential recoveries. Additionally, the Company’s put-back claims are not only related to non-performing loans but to any loan where representations and warranties are breached. There were twelve issues with gross par outstanding of $757 million that were not included within our forensic review and, therefore, excluded from the following table. The securitizations included in the following table are not consolidated by the Company under accounting guidance for VIEs.

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Gross Claims and LAE Paid Since Inception
HELOC	9	$12,533	$2,330	$1,732
CES	9	7,817	2,788	1,912
Alt-A	1	795	367	(12)

Total	19	$21,145	$5,485	$3,632

Total net of reinsurance				$3,533

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

We have recorded put-back recoveries for amounts paid on all RMBS transactions included in the above table with the exception of two issues with original par insured of $695 million, gross par outstanding of $127 million and gross claims paid since inception of $437 million. There are two additional issues for which a forensic review was performed that have been excluded from the above table. We have excluded these issues since they have not been placed on our “Classified List” and we have not made a claim payment.

We also have indirect exposure to subprime mortgage loans that are included in CDOs in which MBIA Corp. guaranteed the senior most tranche of such transactions. As of June 30, 2011, we had $1.9 billion of indirect exposure to subprime mortgage loans in the form of collateral within CDOs, of which $1.8 billion was related to CDOs executed in derivative form. As of June 30, 2011, we expect losses of $29 million (on a present value basis) on four secondary market multi-sector CDOs with gross par outstanding of $111 million that include subprime mortgage loan exposure and that were reported on our Classified List.

Other

We may seek to purchase, from time to time, directly or indirectly, obligations guaranteed by MBIA or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of expected loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Structured finance and international insurance segment expenses for the three and six months ended June 30, 2011 and 2010 are presented in the following table:

					Percent Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Gross expenses	$34	$35	$72	$62	-3%	15%

Amortization of deferred acquisition costs	$40	$39	$73	$87	5%	-15%
Operating	33	32	70	58	0%	21%

Total insurance operating expenses	$73	$71	$143	$145	3%	-1%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for the six months ended June 30, 2011 compared with the same period of 2010 due to an increase in compensation as a result of the reversal of accrued bonus expense in 2010 and an increase in costs associated with insured CDS contracts in 2011.

The decrease in the amortization of deferred acquisition costs for the six months ended June 30, 2011 compared with the same period of 2010 was driven by a decrease in the amortization of the related unearned premium revenue. Operating expense increased for the six months ended June 30, 2011 compared with the same period of 2010 as a result of the increase in gross expenses. We did not defer a material amount of policy acquisition costs during 2011 or 2010. Policy acquisition costs in these periods were related to premium taxes and assessments on installment policies written in prior periods.

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

RESULTS OF OPERATIONS (continued)

MBIA Corp.’s $100.6 billion CDO portfolio represented 56% of its total insured gross par outstanding of $178.4 billion as of June 30, 2011. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions
Collateral Type	Gross Par as of June 30, 2011
Multi-sector CDOs(1)	$11.2
Investment grade CDOs and structured corporate credit pools	39.8
High yield corporate CDOs	9.1
Structured commercial real estate pools and CRE CDOs	40.5

Total	$100.6

(1) - Includes one multi-sector CDO-squared transaction with gross par of $0.2 billion as of June 30, 2011.

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

RESULTS OF OPERATIONS (continued)

Total gross par exposure in our multi-sector CDO portfolio was $35.9 billion as of December 31, 2007. Since 2007 through June 30, 2011, our multi-sector CDO gross par exposure has decreased by approximately $24.7 billion primarily from negotiated commutations of $16.9 billion in gross par and contractual terminations without any payment from MBIA Corp. of $5.4 billion in gross par. The remaining reduction was due to the amortization and maturity of transactions. As of June 30, 2011, our gross par exposure to multi-sector CDOs was $11.2 billion and represented 11% of MBIA Corp.’s CDO exposure and approximately 6% of MBIA Corp.’s total gross par insured. The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured multi-sector CDO transactions:

$ in millions				Collateral as a % of Performing Pool Balance as of June 30, 2011
Year Insured	# of CDOs	Gross Par Outstanding		Other Collateral	Subprime RMBS	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)
CDOs of High-Grade U.S. ABS
2003	1	$205	(1)	100%	0%	100%	24.6%	10.0%	$(18)
2004	2	1,258		71%	29%	100%	0.0%	12.5-13.0%	(366)
2005	1	733		67%	33%	100%	0.0%	20.0%	(128)
2006	4	2,669		79%	21%	100%	0.0%	12.0-14.0%	(621)
2007	5	3,647		96%	4%	100%	0.0%	13.0-14.0%	(336)

Subtotal	13	8,512							(1,469)

CDOs of Mezzanine U.S. ABS
2000	1	4		99%	1%	100%	79.5%	21.4%	-
2002	6	540		94%	6%	100%	0.0-65.3%	13.8-28.1%	-
2003	4	583		86%	14%	100%	0.0-52.0%	21.5-29.8%	-
2004	3	341		87%	13%	100%	0.0%	25.0-30.5%	(21)

Subtotal	14	1,468							(21)

Total	27	9,980							(1,490)
		371		Multi-Sector CDO European Mezzanine and Other Collateral (1 CDO)					(2)
		801		Multi-Sector CDO insured in the Secondary Market prior to 2005 (37 CDOs)					-

Grand Total		$11,152							$(1,492)

(1) - This transaction is multi-sector CDO-squared.

Our multi-sector CDOs are classified into CDOs of high-grade U.S. ABS, including one CDO-squared transaction, and CDOs of mezzanine U.S. ABS. As of June 30, 2011, gross par outstanding on MBIA Corp.-insured CDOs of high-grade U.S. ABS totaled $8.5 billion and the majority of the collateral consisted of non-subprime and subprime RMBS. Original Insured Tranche Subordination levels in these transactions ranged from 10% to 20% compared with current Insured Tranche Subordination levels of 0% to 24.6%. As of June 30, 2011, gross par outstanding on MBIA Corp.-insured CDOs of mezzanine U.S. ABS totaled $1.5 billion and the majority of the collateral consisted of non-subprime RMBS, CMBS and subprime RMBS. Original Insured Tranche Subordination levels in these transactions ranged from 13.8% to 30.5% compared with current Insured Tranche Subordination levels that range from 0% to 79.5%.

The significant erosion of Insured Tranche Subordination in our multi-sector CDO transactions principally resulted from the underperformance of RMBS and CDO collateral. As discussed above, the erosion of Insured Tranche Subordination in these transactions increases the likelihood that MBIA Corp. will pay claims. As of June 30, 2011, our credit impairment estimates for 33 classified multi-sector CDO transactions for which MBIA Corp. expects to incur actual net claims in the future (17 of which are insured in the secondary market), representing 51% of all MBIA Corp.-insured multi-sector CDO transactions (including both CDS and non-CDS contracts), aggregated to $1.2 billion. Of the remaining transactions, 15% is on our Caution List and 34% continue to perform at or close to our original expectations. In the event of further performance deterioration of the collateral referenced or held in our multi-sector CDO transactions, the amount of credit impairments could increase materially.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of June 30, 2011, the ratings distribution of our insured multi-sector CDO transactions is presented in the following table. These ratings are intended to reflect the past and expected future performance of the underlying collateral within each transaction.

Insured Exposure Rating(1)	Original	Current
AAA	99%	0%
AA	1%	1%
A	0%	0%
BBB	0%	4%
Below investment grade	0%	95%

Total	100%	100%
(1) - All ratings are current. Ratings are derived using the most conservative rating among Moody’s, S&P or internal ratings.

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

Our investment grade corporate CDO exposure references pools of predominantly investment grade corporate credits. Additionally, some of these pools may include limited exposure to other asset classes, including structured finance securities (such as RMBS and CDOs). Most of our investment grade corporate CDO policies guarantee coverage of losses on collateral assets once Insured Tranche Subordination in the form of a deductible has been eroded, and are generally highly customized structures. As of June 30, 2011, the majority of insurance protection provided by MBIA Corp. on investment grade corporate CDO exposure attached at a super senior level. Our gross par exposure to investment grade corporate CDOs of $39.8 billion represents 40% of MBIA Corp.’s CDO exposure and 22% of MBIA Corp.’s total gross par insured. Several of the Company’s insured investment grade corporate CDOs have experienced significant Insured Tranche Subordination erosion due to default of underlying referenced corporate obligors, as well as certain structured finance securities, but we currently do not expect losses on MBIA Corp.’s insured tranches. As of June 30, 2011, the collateral amount in the portfolio exceeds the gross par outstanding as a result of credit enhancement (such as over-collateralization and Insured Tranche Subordination).

Our gross par of insured investment grade corporate CDOs includes $17.8 billion that was typically structured to include buckets (typically 30%-35% of the overall CDO) of references to specific tranches of other investment grade corporate CDOs (monotranches). In such transactions, MBIA Corp.’s insured investment grade corporate CDOs include, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The referenced monotranches in such CDOs were typically rated double-A and each referenced monotranche was typically sized to approximately 3% of the overall reference risk pool. The inner referenced monotranches are not typically subject to acceleration and do not give control rights to a senior investor. The inner referenced monotranches have experienced Insured Tranche Subordination erosion due to the default of their referenced corporate assets.

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured investment grade corporate CDOs and structured corporate credit pool transactions:

$ in millions			As of June 30, 2011

Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Other Collateral	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)

2003 and prior	3	$1,043	100%	0%	100%	13.0-36.0%	13.5-22.0%	$-
2004	3	4,461	86%	14%	100%	2.0-16.0%	10.0-15.0%	(32)
2005	7	10,842	93%	7%	100%	12.0-26.0%	14.0-27.5%	(440)
2006	4	7,350	93%	7%	100%	12.0-23.0%	16.0-25.0%	(413)
2007	13	15,992	98%	2%	100%	13.0-34.0%	15.0-35.0%	(306)

Subtotal	30	39,688						(1,191)
		64	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (5 CDOs)					-

Grand Total		$39,752						$(1,191)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

High Yield Corporate CDOs

Our high yield corporate CDO portfolio, totaling $9.1 billion of gross par exposure, largely comprises middle-market/special-opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). Our gross par exposure to high yield corporate CDOs represents 9% of the MBIA Corp.’s CDO exposure and approximately 5% of MBIA Corp.’s total gross par insured as of June 30, 2011. Our high yield corporate CDO portfolio does not contain any material subprime RMBS, non-subprime RMBS, or CDOs of ABS exposures.

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

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured high yield corporate CDO transactions:

$ in millions			As of June 30, 2011

Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability) (1)
2003	1	$162	100%	71.4%	24.2%	-
2004	2	3,045	100%	43.7-54.9%	22.0-33.3%	-
2005	1	953	100%	19.5%	21.8%	-
2006	3	2,980	100%	11.1-61.6%	10.0-49.0%	-
2007	4	1,813	100%	28.4-39.0%	32.0-42.0%	-

Subtotal	11	8,953				-
		181	High Yield Corporate CDO insured in the Secondary Market prior to 2003 (8 CDOs)			-

Grand Total		$9,134				$-

(1) - Net derivative amounts are immaterial due to the positive performance of the credit derivative transactions.

Commercial Real Estate Pools and CDOs

As of June 30, 2011, we had $40.5 billion of gross par exposure to the commercial real estate sector through insured structured transactions primarily comprising CRE collateral. Our CRE portfolio can be largely sub-divided into two distinct categories: structured CMBS pools and CRE CDOs. In addition, MBIA Corp. insures approximately $4.0 billion in CRE loan pools, primarily comprising European assets, which are not included in the following discussion.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of credit impairments on our CRE pools and CDO exposure, including the methodology used to calculate these impairments.

Structured CMBS Pools

As of June 30, 2011, our gross par exposure to structured CMBS pools totaled $33.5 billion and represented approximately 19% of MBIA Corp.’s total gross par insured. Since 2007 through June 30, 2011, our structured CMBS pools gross par exposure has decreased by approximately $6.9 billion, primarily from negotiated commutations and contractual terminations of $6.1 billion in gross par. These transactions are pools of CMBS bonds, Real Estate Investment Trust (“REIT”) debt and other CRE CDOs structured with first loss deductibles such that MBIA Corp.’s obligation attached at a minimum of a triple-A level when the policies were issued. The deductible sizing was a function of the underlying collateral ratings and certain structural attributes. MBIA Corp.’s guarantee for most structured CMBS pool transactions covers losses on collateral assets once the deductible has been eroded. These deductibles provide credit enhancement and subordination to MBIA’s insured position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The collateral in the pools are generally CMBS bonds or CDSs referencing CMBS bonds (collectively, “CMBS bonds”). MBIA Corp.’s guarantee generally is in the form of a CDS referencing the static pooled transactions. MBIA Corp. would have a payment obligation if the volume of CMBS bond defaults exceeds the deductible level in the transaction. Each pool comprising CMBS bonds is ultimately backed by the commercial mortgage loans securitized within each CMBS trust. The same CMBS bonds may be referenced in multiple pools. The Company’s structured CMBS pools are static, meaning that the collateral pool of securitizations cannot be and has not been changed since the origination of the policy. Most transactions comprise similarly rated underlying tranches. The deductible for each transaction varies according to the ratings of the underlying collateral. For example, a transaction comprising originally BBB rated underlying CMBS bonds would typically include a 30-35% deductible to MBIA Corp.’s position whereas a transaction comprising all originally AAA rated underlying CMBS bonds would typically require a 5-10% deductible.

The following table presents the collateral as a percentage of the pool balances, as well as the current deductible, as of June 30, 2011 for all MBIA Corp.-insured structured CMBS pool transactions:

$ in millions			As of June 30, 2011
Year Insured	# of Pools	Gross Par Outstanding	CMBS	REIT Debt	Other	Total	Current Deductible	Original Deductible	Net Derivative / Asset (Liability)
2003	1	$117	73%	24%	3%	100%	34.1%	26.0%	$-
2005	1	2,291	100%	0%	0%	100%	8.0%	8.0%	-
2006	9	6,447	90%	0%	10%	100%	10.0-67.5%	10.0-70.0%	(671)
2007	28	24,513	97%	0%	3%	100%	5.0-85.1%	5.0-82.3%	(1,912)

Subtotal	39	33,368							(2,583)
		83	Structured CMBS Pools insured in the Secondary Market prior to 2005 (5 pools)						-

Grand Total		$33,451							$(2,583)

As is evident in the above table, there has not been substantial erosion of the original deductibles to date given that CMBS loan liquidations have only begun to take place over the past few months for the more recent vintage collateral to which MBIA has exposure. Several insured transactions with a gross par outstanding of $7.9 billion include small to moderate size concentrations of repackaged commercial real estate related collateral (e.g., a CRE CDO or other re-securitization of CMBS). In many cases the underlying repackaged securities may have had low original ratings. Given the additional leverage inherent in the repackaged CMBS collateral, many of the underlying securities are expected to have substantial or complete losses and are modeled as such by MBIA.

When considering all of the CMBS collateral underlying all of the static pools insured by MBIA and still active as of June 30, 2011, approximately 43% of the collateral was originally rated BBB and below, while 39% of the underlying collateral was originally rated AAA as of June 30, 2011. The higher risk of BBB collateral was intended to be offset by the diversification in the collateral pool and the level of the deductible whereas pools backed by all AAA collateral benefited from diversification and required smaller deductibles. In all cases, regardless of the underlying collateral rating, MBIA Corp.’s insured position was rated AAA at origination of the transaction by at least Moody’s, S&P or Fitch. As of June 30, 2011, 77% of CMBS collateral underlying the pools insured by MBIA were rated below investment grade.

In 2006 and 2007, we insured 19 static CMBS pools with $15.2 billion of gross par outstanding as of June 30, 2011 in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower. The remainder of the collateral in these 19 pools consisted of higher rated CMBS bonds, REIT debt and other securities. The BBB and below rated CMBS bonds underlying these 19 pools had original credit enhancement levels that ranged from 0.0% to 11.8% with an original weighted average credit enhancement level of 3.5%, compared to credit enhancement levels that range from 0.0% to 82.0% with a weighted average credit enhancement level of 2.8% as of June 30, 2011. MBIA Corp.’s original policy level deductibles for these 19 insured pools ranged from 20.0% to 82.3% with an original weighted average deductible by gross par outstanding of 34.3%, compared to deductibles that range from 17.7% to 85.1% with a weighted average deductible by gross par outstanding of 32.1% as of June 30, 2011. All of MBIA Corp.’s estimated credit impairments of $1.0 billion for our static CMBS pools relate to a subset of these 19 pools.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the vintage and original rating composition of the CMBS collateral in our static CMBS pools:

	CMBS Collateral Vintage
Original Rating	2004 and Prior	2005	2006	2007	Total
AAA	9.0%	2.3%	16.1%	11.5%	38.9%
AA	0.0%	0.1%	0.6%	1.7%	2.4%
A	0.0%	2.2%	11.0%	2.4%	15.6%
BBB	1.5%	8.9%	22.2%	3.5%	36.1%
Below investment grade or not rated	2.4%	2.0%	1.8%	0.8%	7.0%

Total	12.9%	15.5%	51.7%	19.9%	100.0%

Our structured CMBS pool portfolio comprises nearly 53,000 loans. The current weighted average debt service coverage ratio (“DSCR”) of underlying mortgage loans in the CMBS pools is 1.62 based on net operating income derived from the most recent property level financial statements (based on 68.2% of the properties having provided 2010 financial statements) compared with an average DSCR of 1.65 as of June 30, 2010. Although the average DSCR decreased slightly over the past 12 months, many properties experienced more significant declines in financial performance over the past year resulting in the percentage of properties with a DSCR less than 1.0 increasing from 14.7% as of June 30, 2010 to 16.5% as of June 30, 2011. The weighted average loan-to-value ratio was 78% as of June 30, 2011 compared with 76% as of December 31, 2010 and 73% as of June 30, 2010. The majority of the loans are long-term and fixed-rate in nature. Approximately 21.0% of the loans will mature within the next three years; however, the weighted average DSCR of these loans is significantly higher at 2.13 based on the latest available financial statements. Nine percent of the loans mature in the next 12 months and these loans have a weighted average DSCR of 2.56. Transaction attachment points range from 5% to 85% and underlying bond level credit enhancement generally ranges from 0% to 30% or higher, both of which are structural factors that were intended to minimize potential losses.

Delinquencies have increased markedly in the commercial real estate market over the last two years given the economic downturn and the shortage of financing. As of June 30, 2011, 30-day and over delinquencies continued to increase in the fixed-rate conduit CMBS market to 9.1% and in MBIA Corp.’s insured static pooled CMBS portfolio to 9.7%. The higher delinquency rate in MBIA Corp.’s portfolio was primarily due to a concentration in the 2006 and early 2007 vintages. However, we have seen a deceleration in the pace of increases in the delinquency rate over the past several months. In addition, we have seen numerous loan modifications and extensions where special servicers fulfill their roles to maximize proceeds for all bondholders by avoiding or minimizing loan level losses.

Actual losses will be a function of the proportion of loans in the pools that are foreclosed and liquidated and the loss severities associated with those liquidations. If the deductibles in the Company’s insured transactions and underlying referenced CMBS transactions are fully eroded, additional property level losses upon foreclosures and liquidations could result in substantial losses for MBIA. Since foreclosures and liquidations have only begun to take place over the past few months during this economic cycle, particularly for larger properties, ultimate loss rates remain uncertain and it is possible that we will experience severe losses or liquidity needs due to increased deterioration in our insured CMBS portfolio, in particular if macroeconomic stress escalates, there is a “double dip” recession, higher delinquencies, higher levels of liquidations of delinquent loans and/or higher severities of loss upon liquidation.

CRE CDOs

As of June 30, 2011, our gross par exposure to CRE CDOs totaled $7.0 billion and represented approximately 4% of MBIA Corp.’s total gross par insured. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt, and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. Most of these transactions benefit from typical CDO structural features such as cash diversion triggers, collateral quality tests, and manager replacement provisions. Typically, MBIA Corp. guarantees timely interest and ultimate principal of these CDOs. As with our other insured CDOs, these transactions were generally structured with credit protection originally rated triple-A, or a multiple of triple-A, below our guarantee. As of June 30, 2011, our CRE CDO insured portfolio did not contain any CDOs of ABS exposures. Some of the CRE CDO transactions do contain some RMBS collateral, but overall this comprises 2% of the collateral in the CRE CDO portfolio.

Within our CRE CDO portfolio, we had five transactions with 2006 or 2007 vintage collateral totaling $2.4 billion of gross par outstanding as of June 30, 2011 in which substantially all of the collateral originally comprised BBB or BBB- rated tranches of CMBS. While these transactions were designed to include managed portfolios, trading has been minimal since inception. We have recorded impairments of $56 million on four CRE CDO transactions, all of which related to this subset of five transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the collateral as a percentage of the performing pool balances as of June 30, 2011 for all MBIA Corp.-insured CRE CDO transactions:

$ in millions			As of June 30, 2011
Year Insured	# of CRE CDOs	Gross Par Outstanding	CMBS	Whole Loans	REIT Debt	Other	Total	Current Enhancement	Original Enhancement	Net Derivative / Asset (Liability)
2004	2	$48	54%	0%	18%	28%	100%	29.9-33.2%	22.0-22.4%	$ -
2005	1	121	78%	0%	15%	7%	100%	29.9%	22.7%	(1)
2006	11	3,298	39%	46%	4%	11%	100%	0.0-62.3%	24.0-60.0%	(302)
2007	10	3,564	64%	19%	4%	13%	100%	0.0-51.9%	20.0-60.0%	(393)

Total	24	$7,031								$ (696)

U.S. Public Finance and Structured Finance and International Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of June 30, 2011 for our U.S. public finance and structured finance and international insurance operations:

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	LOC /Trust Accounts	Reinsurance Recoverable (1)

Assured Guaranty Corp.	AA+ (Stable)	Aa3 (Negative)	$ 3,935	$ -	$ 20
Assured Guaranty Re Ltd.	AA (Stable)	A1 (Negative)	667	4	-
Overseas Private Investment Corporation	AAA (Stable)	Aaa (Stable)	348	-	-
Export Development Canada	AAA (Stable)	Aaa (Stable)	84	1	-

Others	A+ or above	A1 or above	114	2	0

Total			$ 5,148	$ 7	$ 20

(1) - Total reinsurance recoverable of $20 million comprised recoverables on paid and unpaid losses of $4 million and $16 million, respectively.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of June 30, 2011, the total amount available under these letters of credit and trust arrangements was $7 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of June 30, 2011, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $5.1 billion compared with $5.7 billion as of December 31, 2010. Of the $5.1 billion of ceded par outstanding as of June 30, 2011, $3.3 billion was ceded from our U.S. public finance insurance segment and $1.8 billion was ceded from our structured finance and international insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. As of June 30, 2011, the total amount for which National would be liable in the event that the reinsurers of MBIA Corp. were unable to meet their obligations is $3.3 billion. For FGIC policies assigned to National from MBIA Insurance Corporation, National maintains the right to receive third-party reinsurance totaling $10.2 billion.

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

The following table summarizes the results and assets under management of our advisory services segment for the three and six months ended June 30, 2011 and 2010. These results include revenues and expenses from transactions with the Company’s insurance, corporate, and wind-down operations.

					Percent Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Net investment income	$0	$0	$0	$0	n/m	n/m
Fees	17	17	32	33	-4%	-6%
Net gains (losses) on financial instruments at fair value and foreign exchange	0	0	0	1	-61%	-96%
Other net realized gains (losses)	-	0	-	0	n/m	n/m

Total revenues	17	17	32	34	-2%	-7%
Operating expenses	20	17	36	31	13%	15%

Pre-tax income (loss)	$(3)	$0	$(4)	$3	n/m	n/m

Ending assets under management:
Third-party	$25,340	$25,741	$25,340	$25,741	-2%	-2%
Insurance and corporate	8,836	9,546	8,836	9,546	-7%	-7%
Asset/liability products and conduits	5,184	6,658	5,184	6,658	-22%	-22%

Total ending assets under management	$39,360	$41,945	$39,360	$41,945	-6%	-6%

n/m - Percent change not meaningful.

For the three and six months ended June 30, 2011, the declines in pre-tax income (loss) by our advisory services segment compared with the same periods of 2010 were primarily driven by increased expenses associated with Cutwater’s re-branding and reorganization and a decrease in advisory fee revenue due to lower balances in our short-term pool products. The decline in our short-term pool products resulted from lower operating balances at the state and local government level and the continued low interest rate environment.

Average third-party assets under management for the six months ended June 30, 2011 were $25.8 billion compared with $26.1 billion for the six months ended June 30, 2010. As of June 30, 2011, third-party ending assets under management of $25.3 billion remained flat from December 31, 2010 and decreased $401 million from June 30, 2010. As of June 30, 2011, ending assets under management related to the Company’s other segments of $14.0 billion decreased $1.4 billion from December 31, 2010 and $2.2 billion from June 30, 2010 primarily due to a reduction in the assets managed for our asset/liability products segment.

The Company has issued a commitment to the pooled investment programs managed or administered by Cutwater Colorado Investor Services Corp. (“Cutwater-CISC”), formerly known as Colorado Investor Services Corporation. The commitment, which is accounted for as a derivative and recorded on the balance sheet at fair value, covers losses in the programs should the net asset value per share decline below a specified per share value. As of June 30, 2011, the maximum amount of payments that the Company would be required to make under the commitment was $5.0 billion. The commitment would be terminated if Cutwater-CISC was no longer manager or administrator or the program was no longer in compliance with its respective investment objectives and policies. Although the pools hold high-quality short-term investments, there is risk that the Company will be required to make payments or incur a loss under these guarantees in the event of material redemptions by shareholders of the pools and the need to liquidate investments held in the pools. The net unrealized gains on the commitment were $10 thousand for the six months ended June 30, 2011. The Company has purchased, and may in the future purchase, investments at its discretion from the pooled investment programs it manages, whether or not such programs have been guaranteed by the Company.

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

The following table summarizes the consolidated results of our corporate segment for the three and six months ended June 30, 2011 and 2010. These results include revenues and expenses that arise from general corporate activities and from providing support to our other segments.

					Percent Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Net investment income	$0	$2	$0	$7	n/m	n/m
Fees	22	22	45	45	7%	2%
Net gains (losses) on financial instruments at fair value and foreign exchange	16	8	39	(18)	89%	n/m
Net gains (losses) on extinguishment of debt	-	0	-	0	-100%	-100%

Total revenues	38	32	84	34	20%	148%

Operating	25	25	51	52	1%	-2%
Interest	14	16	29	33	-11%	-11%

Total expenses	39	41	80	85	-4%	-6%

Pre-tax income (loss)	$(1)	$(9)	$4	$(51)	-83%	n/m

n/m - Percent change not meaningful.

Net investment income for the three and six months ended June 30, 2011 decreased compared with the same periods of 2010 primarily as a result of the settlement of a loan with our asset/liability products segment in the fourth quarter of 2010 whereby the corporate segment made a capital contribution to the asset/liability products segment in settlement of the full outstanding principal balance of the loan. Interest income on the loan, included in net investment income, was $4 million and $7 million for the three and six months ended June 30, 2010, respectively.

Fees are generated from support services provided to business units within the Company on a fee-for-service basis.

Net gains (losses) on financial instruments at fair value and foreign exchange for the periods presented are primarily related to changes in the fair value of outstanding warrants issued on MBIA Inc. common stock. These changes were attributable to fluctuations in MBIA Inc.’s stock price and volatility, which are used in the valuation of the warrants. In addition to the fluctuations in the value of the outstanding warrants issued on MBIA Inc. common stock, the three months ended June 30, 2011 was impacted by a gain on the settlement of swaps.

Interest expense for the three and six months ended June 30, 2011 decreased compared with the same periods of 2010 as a result of corporate debt repurchases and maturities.

Wind-down Operations

We operate an asset/liability products business in which we historically issued debt and investment agreements insured by MBIA Corp. to capital markets and municipal investors. The proceeds of the debt and investment agreements were used initially to purchase assets that largely matched the duration of those liabilities. We also operate a conduit business in which we historically funded transactions by issuing debt insured by MBIA Corp. The rating downgrades of MBIA Corp. resulted in the termination and collateralization of certain investment agreements and, together with the rising cost and declining availability of funding and illiquidity of many asset classes, caused the Company to begin winding down its asset/liability products and conduit businesses in 2008. Since the downgrades of MBIA Corp., we have not issued debt in connection with either business and we believe the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate or are repurchased by us.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Asset/Liability Products

The following table presents the results of our asset/liability products segment for three and six months ended June 30, 2011 and 2010. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

					Percent Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Net investment income	$23	$25	$47	$53	-11%	-10%
Net gains (losses) on financial instruments at fair value and foreign exchange	(133)	5	(216)	(20)	n/m	n/m
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(4)	(22)	(11)	(187)	-82%	-94%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	(14)	10	(18)	148	n/m	-112%

Net investment losses related to other-than-temporary impairments	(18)	(12)	(29)	(39)	53%	-25%
Net gains (losses) on extinguishment of debt	-	18	24	18	-100%	34%
Other net realized gains (losses)	-	0	4	0	n/m	n/m
Revenues of consolidated VIEs:
Net investment income	(3)	(2)	(7)	(2)	26%	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	2	11	12	23	-86%	-50%

Total revenues	(129)	45	(165)	33	n/m	n/m

Operating	3	4	6	8	-37%	-23%
Interest	34	43	67	91	-21%	-26%

Total expenses	37	47	73	99	-23%	-26%

Pre-tax income (loss)	$(166)	$(2)	$(238)	$(66)	n/m	n/m

n/m - Percentage change not meaningful.

For the three and six months ended June 30, 2011, the results of our asset/liability products segment were adversely affected by foreign exchange losses due to the increased value of predominantly Euro-denominated liabilities. Additionally, for the three and six months ended June 30, 2011, there were net losses from fair valuing financial instruments primarily due to adverse movements in interest rates and favorable changes in the market perception of MBIA Corp.’s credit risk, which resulted in a tightening of the Company’s credit spreads and an improvement in the Company’s recovery rate.

As of June 30, 2011, principal and accrued interest outstanding on investment agreement and MTN obligations and securities sold under agreements to repurchase totaled $3.8 billion compared with $4.2 billion as of December 31, 2010. The decrease in these liabilities resulted from scheduled amortizations and repurchases of MTNs. In addition to investment agreements, MTNs and third-party repurchase agreements, our asset/liability products segment had a secured loan payable outstanding to MBIA Corp. of $600 million as of June 30, 2011.

Cash and investments supporting the segment’s liabilities, including intercompany liabilities, had market values plus accrued interest of $3.4 billion and $4.2 billion as of June 30, 2011 and December 31, 2010, respectively. These assets comprised securities with an average credit quality rating of A. Additionally, receivables for securities sold net of payables for securities purchased were $12 million and $8 million as of June 30, 2011 and December 31, 2010, respectively. Refer to the “Liquidity” section included herein for a discussion about the liquidity position of the asset/liability products program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Through MBIA Inc., the asset/liability products segment also entered into matched repurchase and reverse repurchase agreements with National. These agreements, collectively, provide high-quality collateral to the asset/liability products segment for up to $2.0 billion, which is then pledged to investment agreement counterparties, and low-risk investment portfolio yield enhancement to the U.S. public finance insurance segment. As of June 30, 2011, the fair value of collateral received from National under these agreements totaled $1.6 billion. In addition, there is a repurchase agreement between MBIA Inc. and the conduit segment (through Meridian) for up to $1.0 billion, under which $210 million was outstanding as of June 30, 2011.

As of June 30, 2011, our asset/liability products segment had a deficit of cash, investments and other liquid assets at amortized cost to debt issued to third-parties and affiliates at amortized cost of approximately $486 million, which deficit is expected to increase as a result of on-going expected operating losses. In order to address this deficit, the Company is pursuing strategies such as investing in assets that produce higher yields and seeking to purchase liabilities at a discount, and may be required to pursue additional strategies such as raising capital to resolve the deficit and/or receiving further liquidity support from our corporate segment. Our ability to resolve this deficit will depend on our ability to successfully implement our strategies. There can be no assurance that we will be successful in implementing our strategies or that such strategies will provide adequate liquidity to meet all payment obligations.

Conduit

The following table presents the results of our conduit segment for the three and six months ended June 30, 2011 and 2010. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

					Percent Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months 2011 vs. 2010	Six Months 2011 vs. 2010
In millions	2011	2010	2011	2010
Net investment income	$-	$-	$-	$0	n/m	n/m
Revenues of consolidated VIEs:
Net investment income	3	4	8	9	-26%	-18%
Net gains (losses) on financial instruments at fair value and foreign exchange	0	10	0	8	-103%	-91%
Net gains (losses) on extinguishment of debt	-	4	-	4	-100%	-100%

Total revenues	3	18	8	21	-81%	-60%

Operating	-	0	0	1	n/m	n/m
Expenses of consolidated VIEs:
Operating	1	1	2	1	21%	28%
Interest	3	4	8	8	-3%	5%

Total expenses	4	5	10	10	-5%	2%

Pre-tax income (loss)	$(1)	$13	$(2)	$11	-109%	-112%

n/m - Percentage change not meaningful.
Our conduit segment is principally operated through Meridian and Triple-A One Funding, LLC (“Triple-A One”). Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits. As such, we have eliminated intercompany transactions with our conduits from our consolidated balance sheets and statements of operations. After the elimination of such intercompany assets and liabilities, conduit investments (including cash) were $1.4 billion and $1.5 billion as of June 30, 2011 and December 31, 2010, respectively, and conduit debt obligations were $1.5 billion as of June 30, 2011 and December 31, 2010. The effect of these eliminations on the Company’s consolidated balance sheets was a reduction of fixed-maturity investments, representing investments in conduit MTNs by other MBIA subsidiaries, with a corresponding reduction of conduit MTN liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
In millions	2011		2010		2011		2010
Pre-tax income (loss)	$(147)		$1,968		$(1,910)		$(291)
Provision (benefit) for income taxes	(284)	193.2%	673	34.2%	(772)	40.4%	(106)	36.4%

For the six months ended June 30, 2011, the Company’s effective tax rate applied to its pre-tax loss was higher than the U.S. statutory tax rate of 35%. Included in the June 30, 2011 effective tax rate are tax benefits resulting from the reversal of a portion of our valuation allowance, tax-exempt interest income from investments, and income earned in non-U.S. jurisdictions, which is being taxed at less than the statutory rate.

For the six months ended June 30, 2010, the Company’s effective tax rate applied to our pre-tax loss was also higher than the statutory tax rate of 35%. The difference in rates is principally a result of tax-exempt interest income from investments and a decrease in our valuation allowance.

Refer to “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including our Section 382 position, the valuation allowance against deferred tax assets, and our accounting for tax uncertainties.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes and surplus notes issued by MBIA Insurance Corporation. Total capital resources were $3.7 billion and $4.7 billion as of June 30, 2011 and December 31, 2010, respectively. MBIA Inc. utilizes its capital resources to support the business activities of its subsidiaries. As of June 30, 2011, MBIA Inc.’s investments in subsidiaries totaled $3.7 billion.

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

For the six months ended June 30, 2011, we repurchased 3 million of common shares of MBIA Inc. under our share repurchase program at a cost of $25 million and an average price of $8.27 per share. As of June 30, 2011, $48 million was available for future repurchases under the program.

During the six months ended June 30, 2011, we repurchased $122 million par value of GFL MTNs at a cost of approximately 80% of par value. Also, during the six months ended June 30, 2011, MBIA Inc., through its asset/liability products segment, purchased $5 million par value of surplus notes issued by MBIA Insurance Corporation at a cost of approximately 55% of par value. The gains on the purchase of the surplus notes by MBIA Inc. are only reflected in the consolidated accounts of the Company.

During the six months ended June 30, 2011, MBIA Inc. purchased 41 shares of the outstanding preferred stock of MBIA Insurance Corporation at a price of $10,750 per share or 10.75% of the face value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by, the State of New York. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the New York State Insurance Department (“NYSID”) and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of U.S. STAT and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct. U.S. STAT differs from GAAP in a number of ways. Refer to the statutory accounting practices note to consolidated financial statements of National and MBIA Corp. within exhibits 99.2 and 99.3, respectively, to MBIA Inc.’s annual report on Form 10-K for the year ended December 31, 2010 for an explanation of the differences between U.S. STAT and GAAP.

National

Capital and Surplus

National reported total statutory capital of $2.6 billion as of June 30, 2011 compared with $2.4 billion as of December 31, 2010. As of June 30, 2011, statutory capital comprised $1.5 billion of contingency reserves and $1.1 billion of policyholders’ surplus. The increase in National’s statutory capital is primarily due to statutory net income of $178 million in the six months ended June 30, 2011. Consistent with our plan to transform our insurance business, the Company received approval from the NYSID to reset National’s unassigned surplus to zero, which was effective January 1, 2010. As of June 30, 2011, National’s unassigned surplus was $465 million. In October 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the approval of the surplus reset. Refer to “Legal Proceedings – Transformation Litigation” in Part II, Item 1 of this Form 10-Q for a discussion of this action.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National’s policyholders’ surplus was $1.1 billion as of June 30, 2011. National’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, incurred losses would reduce policyholders’ surplus.

New York State insurance law regulates the payment of dividends by financial guarantee insurance companies and provides that such companies may not declare or distribute dividends except out of statutory earned surplus. Under New York State insurance law, the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as reported in the latest statutory financial statements (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the Superintendent of the NYSID approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations.

National is subject to New York State insurance law with respect to the payment of dividends as described above. National had a positive earned surplus as of June 30, 2011, which provides National with dividend capacity. National did not declare or pay any dividends during the first six months of 2011. At the current time, National does not intend to declare dividends, and in October 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the approval of the surplus reset.

National’s statutory policyholders’ surplus was lower than its GAAP shareholder’s equity by $2.3 billion as of June 30, 2011. Statutory accounting principles differ from GAAP in certain respects. For National, the significant differences include the following: contingency reserves are recorded on a statutory basis and not on a GAAP basis; upfront and installment premium revenue are earned under different schedules between U.S. STAT and GAAP; acquisition costs are charged as incurred under U.S. STAT rather than deferred and amortized under GAAP; changes in deferred income tax balances are recognized in surplus under U.S. STAT rather than recognized either in net income or other comprehensive income under GAAP and “non-admitted assets” are charged directly against surplus under U.S. STAT but are reflected as assets under GAAP.

Claims-Paying Resources (Statutory Basis)

CPR is a key measure of the resources available to National to pay claims under its insurance policies. CPR consists of total financial resources and reserves calculated on a statutory basis. CPR has been a common measure used by financial guarantee insurance companies to report and compare resources and continues to be used by MBIA’s management to evaluate changes in such resources. We have provided CPR to allow investors and analysts to evaluate National using the same measure that MBIA’s management uses to evaluate National’s resources to pay claims under its insurance policies. There is no directly comparable GAAP measure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National’s CPR, and components thereto, as of June 30, 2011 and December 31, 2010 are presented in the following table:

In millions	As of June 30, 2011	As of December 31, 2010
Policyholders’ surplus	$1,055	$908
Contingency reserves	1,504	1,473

Statutory capital	2,559	2,381

Unearned premium reserve	2,743	2,873
Present value of installment premiums(1)	269	282

Premium resources(2)	3,012	3,155

Loss and LAE reserves(1)	89	96

Total claims-paying resources	$5,660	$5,632

(1) - Calculated using a discount rate of 4.19% as of June 30, 2011 and December 31, 2010.

(2) - Includes financial guarantee and insured credit derivative related premiums.

National’s total CPR as of June 30, 2011 increased slightly to $5.7 billion from $5.6 billion as of December 31, 2010, as net income was partially offset by the decrease in unearned premiums, estimated future cash collections, and loss and LAE reserves.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $2.9 billion as of June 30, 2011 compared with $2.7 billion as of December 31, 2010. As of June 30, 2011, statutory capital comprised $1.7 billion of contingency reserves and $1.2 billion of policyholders’ surplus. For the six months ended June 30, 2011, MBIA Insurance Corporation had statutory net income of $181 million which was primarily due to premium revenue and negative losses incurred offset by negative net investment income. MBIA Insurance Corporation’s policyholders’ surplus as of June 30, 2011 includes a negative unassigned surplus of $852 million.

As of June 30, 2011, MBIA Insurance Corporation recognized estimated recoveries of $1.8 billion, net of reinsurance and income taxes at a rate of 35%, on a statutory basis related to put-backs of ineligible loans in our insured transactions. These expected insurance recoveries represented 60% of MBIA Insurance Corporation’s statutory capital (defined as policyholders’ surplus plus contingency reserve) as of June 30, 2011. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Executive Overview—Economic and Financial Market Trends and MBIA’s Business Outlook” included herein.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. MBIA Insurance Corporation’s policyholders’ surplus was $1.2 billion as of June 30, 2011. MBIA Insurance Corporation’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. In addition, MBIA Insurance Corporation policyholders’ surplus position could be enhanced by the settlement, commutation or repurchase of insured transactions at prices less than statutory loss reserves. Conversely, incurred losses or an inability to collect on our ineligible loan put-back claims would reduce policyholders’ surplus.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Insurance Corporation’s statutory policyholders’ surplus is higher than its GAAP shareholder’s equity by $1.2 billion as of June 30, 2011. Statutory accounting principles differ from GAAP in certain respects. For MBIA Insurance Corporation, the significant differences include the following: insured credit derivatives are assessed for insurance losses under U.S. STAT rather than recorded at fair value under GAAP; the shareholder’s equity impact of our consolidated VIEs is more negative than the loss reserves we carry on our statutory books for those policies; surplus notes are recorded as a component of policyholders’ surplus under U.S. STAT rather than treated as long-term debt under GAAP; contingency reserves are recorded on a statutory basis and not on a GAAP basis; upfront and installment premium revenue are earned under different schedules for U.S. STAT and GAAP; acquisition costs are charged as incurred under U.S. STAT rather than deferred and amortized under GAAP; fixed-maturity investments are generally reported at amortized cost under U.S. STAT rather than at fair value under GAAP; the discount rate used in calculating loss reserves is the yield-to-maturity of MBIA Insurance Corporation’s fixed-income investment portfolio, excluding cash and cash equivalents and other investments not intended to defease long-term liabilities for U.S. STAT rather than applicable risk-free rates under GAAP; changes in deferred income tax balances are recognized in surplus under U.S. STAT rather than recognized either in net income or other comprehensive income under GAAP; and “non-admitted assets” are charged directly against surplus under U.S. STAT but are reflected as assets under GAAP.

Claims-Paying Resources (Statutory Basis)

CPR is a key measure of the resources available to MBIA Insurance Corporation to pay claims under its insurance policies. CPR consists of total financial resources and reserves calculated on a statutory basis. CPR has been a common measure used by financial guarantee insurance companies to report and compare resources, and continues to be used by MBIA’s management to evaluate changes in such resources. We have provided CPR to allow investors and analysts to evaluate MBIA Insurance Corporation, using the same measure that MBIA’s management uses to evaluate MBIA Insurance Corporation’s resources to pay claims under its insurance policies. There is no directly comparable GAAP measure.

MBIA Insurance Corporation’s CPR, and components thereto, as of June 30, 2011 and December 31, 2010 are presented in the following table:

In millions	As of June 30, 2011	As of December 31, 2010
Policyholders’ surplus	$ 1,167	$ 1,075
Contingency reserves	1,738	1,656

Statutory capital	2,905	2,731

Unearned premium reserve	684	703
Present value of installment premiums(1)	1,443	1,655

Premium resources(2)	2,127	2,358

Loss and LAE reserves(1)	(714)	155

Total claims-paying resources	$ 4,318	$ 5,244

(1) - Calculated using a discount rate of 5.93% as of June 30, 2011 and December 31, 2010. (2) - Includes financial guarantee and insured credit derivative related premiums.

MBIA Insurance Corporation’s total CPR as of June 30, 2011 was $4.3 billion compared with $5.2 billion as of December 31, 2010. The decrease in CPR is primarily due to loss payments associated with insured RMBS securitizations and payments associated with the commutation of insured structured CMBS pools, investment grade corporate CDOs and a multi-sector CDO which resulted in a reduction to loss and LAE reserves. As of June 30, 2011, loss and LAE reserves are in a receivable position as expected recoveries on our insured RMBS transactions more than offset case basis reserves on the remainder of MBIA Insurance Corporation’s insured portfolio as a result of claim payments made.

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

As part of our liquidity risk management framework, we also seek to evaluate and manage liquidity on both a legal entity basis and a segment basis. Legal entity liquidity is an important consideration as there are legal, regulatory and other limitations on our ability to utilize the liquidity resources within the overall enterprise. We also seek to manage segment liquidity, particularly in our corporate and asset/liability products segments. Unexpected loss payments arising from ineligible mortgage loans in securitizations that we have insured, dislocation in the global financial markets, the overall economic downturn in the U.S., and the loss of our triple-A insurance financial strength ratings in 2008 significantly increased the liquidity needs and decreased the financial flexibility in our segments and legal entities. We continue to satisfy all of our payment obligations and we believe that we have adequate resources to meet our ongoing liquidity needs in both the short-term and the long-term. However, the Company could face additional liquidity pressure in all of its operations and businesses through increased liquidity demands or a decrease in its liquidity supply if (i) the Company is unable to collect or is delayed in collecting on contract claim recoveries related to ineligible mortgage loans in securitizations, (ii) loss payments on the Company’s insured transactions were to rise significantly, including due to ineligible mortgage loans in securitizations that we have insured, (iii) market or adverse economic conditions persist for an extended period of time or worsen, (iv) the Company is unable to sell assets at values necessary to satisfy payment obligations or is unable to access new capital through the issuance of equity or debt, or (v) the Company experiences an unexpected acceleration of payments required to settle liabilities. These pressures could arise from exposures beyond residential mortgage-related stress, which to date has been the main cause of stress,

A substantial majority of our put-back claims have been disputed by the loan sellers/servicers and are currently subject to litigation. As of June 30, 2011, we recorded a total of $2.7 billion in expected recoveries related to our put-back claims of ineligible mortgage loans, including expected recoveries recorded in our consolidated VIEs. There is some risk that the sellers/servicers or other responsible parties might not be able to satisfy any judgment we secure in a litigation. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. While we believe that we have adequate liquidity resources to provide for anticipated cash outflows, if we do not realize, or are delayed in realizing, these expected recoveries, we may not have adequate liquidity to fully execute our strategy to reduce future expected economic losses by commuting policies and purchasing instruments issued or guaranteed by us.

U.S. Public Finance Insurance Liquidity

Liquidity risk arises in our U.S. public finance insurance segment when claims on insured exposures result in payment obligations, when operating cash inflows fall due to depressed new business writings, investment income declines, when unanticipated expenses arise, or when invested assets experience credit defaults or significant declines in fair value.

The insurance policies issued or reinsured by the Company’s licensed insurers generally provide unconditional and irrevocable guarantees of the payment required to be made by, on or behalf of the obligor to a designated paying agent for the holders of the insured obligations of an amount equal to the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that the insurance company has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon the insurance company’s election to accelerate. Because our U.S. public finance insurance segment’s financial guarantee contracts generally cannot be accelerated by a party other than the insurer, liquidity risk is mitigated in this segment.

In the event of a default in payment of principal, interest or other insured amounts by an issuer, National, the entity from which we conduct our U.S. public finance insurance business, generally promises to make funds available in the insured amount on the next business day following notification. National provides for this payment, in some cases through a third-party bank, upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer.

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

LIQUIDITY (continued)

National held cash and short-term investments of $396 million as of June 30, 2011, of which $333 million was highly liquid and consisted predominately of highly rated municipal, U.S. agency and corporate bonds. In addition, the remainder of National’s investments, excluding those pledged to our asset/liability products business under the matched repurchase and reverse repurchase agreements, are also liquid and highly rated. The Company believes that the liquidity position of its U.S. public finance insurance segment is sufficient to meet cash requirements in the ordinary course of business.

Structured Finance and International Insurance Liquidity

Liquidity risk arises in our structured finance and international insurance segment when claims on insured exposures result in payment obligations, when we make payments to commute insured exposure, when operating cash inflows fall due to depressed new business writings, when investment income decreases, when unanticipated expenses arise, or when invested assets experience credit defaults or significant declines in fair value.

Since the fourth quarter of 2007 through June 30, 2011, MBIA Corp. has made $8.4 billion of cash payments, before reinsurance and collections and including payments made to debt holders of consolidated VIEs, associated with RMBS securitizations and commutations and claim payments relating to CDS contracts referencing CDO-squared, multi-sector CDOs, CMBS pools and CRE CDOs. These cash payments include loss payments of $614 million made on behalf of MBIA Corp.’s consolidated VIEs. As a result of the placement of ineligible mortgage loans in RMBS securitizations and current economic stress, MBIA Corp. could incur additional payment obligations beyond these mortgage-related exposures, which may be substantial, increasing the stress on its liquidity position.

Of the $8.4 billion, MBIA Corp. has paid $5.9 billion of claims on policies insuring RMBS securitizations. We believe these payments were driven primarily by an overwhelming number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. As a result, payments have been far in excess of the level that might be expected in an economic downturn. As a result of the unprecedented and unexpected mortgage loan defaults driven by placement of ineligible loans in RMBS securitizations, MBIA could incur payment obligations beyond its current estimate. MBIA is seeking to enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations and has recorded a total of $2.7 billion of related expected recoveries on its consolidated balance sheets. These recoveries are being pursued through litigation discussed more fully in “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

The Company believes the current liquidity position of MBIA Corp. is adequate to make expected future payments on its RMBS exposures, but the degree of loss within these transactions has been unprecedented, and continued elevated levels of payments beyond our expectation, would cause additional stress on MBIA Corp.’s liquidity position. In addition, while MBIA Corp. has made and may in the future make payments to counterparties in consideration for the commutation of insured transactions, the amounts of which, if any, may be less than or greater than any statutory loss reserves established for the respective transactions, MBIA Corp.’s ability to commute insured transactions will depend on management’s assessment of available liquidity.

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

Additionally, our structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes. MBIA Corp. also provides guarantees to the holders of our asset/liability products debt obligations. If our asset/liability products segment or MBIA Inc. were unable to service the principal and interest payments on its debt and investment agreements, the holders of the insured liabilities would make a claim under the MBIA Corp. insurance policies. MBIA Corp. has lent $2.0 billion to the asset/liability products segment on a secured basis (“Secured Loan”) to provide liquidity to the segment. The Secured Loan matures in the fourth quarter of 2011. During the six months ended June 30, 2011, a total of $375 million was repaid and the amount outstanding was $600 million as of June 30, 2011.

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

As of June 30, 2011, MBIA Corp. had unencumbered cash and available-for-sale investments of $2.2 billion, of which $1.1 billion comprised cash and highly liquid assets of MBIA Insurance Corporation (without regard to its investments in its subsidiaries). We believe that MBIA Corp.’s liquidity resources, including the expected repayment of the Secured Loan during 2011, will adequately provide for anticipated cash outflows; however, to the extent our projected liquidity resources fall short of our target liquidity, we may be forced to seek to increase our cash holdings position by selling or financing assets, raising capital, or seeking other external sources of financing.

Corporate Liquidity

The activities of the corporate segment and certain activities of the asset/liability products segment are conducted within MBIA Inc. Liquidity needs in our corporate segment are generally predictable and primarily relate to certain activities of MBIA Inc., such as principal and interest payments on corporate debt and operating expenses. In addition to MBIA Inc.’s corporate liquidity needs, it has issued investment agreements which are currently collateralized by high-quality liquid investments and MTNs reported within the Company’s asset/liability products segment which could require the use of liquidity from the corporate segment. Refer to the “Asset/Liability Products Liquidity” section below for a detailed discussion of the liquidity risks associated with that business.

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

As of June 30, 2011, the corporate activities of MBIA Inc. had $255 million of cash and highly liquid assets available for general corporate liquidity purposes. This liquidity position provides our corporate segment with sufficient funds to cover 3.3 years of debt service and non-discretionary operating expenses. Pursuant to our tax agreement, during the first and second quarters of 2011, National paid MBIA Inc. $114 million related to the 2010 tax year and $50 million of estimated taxes related to the 2011 tax year, respectively. Consistent with the tax sharing agreement, these funds were placed in an escrow account and will remain in escrow until the expiration of National’s two-year net operating loss carry-back period under U.S. tax rules. At the expiration of National’s carry-back period, any funds remaining after any reimbursement to National in respect of any net operating loss carry-backs will be available for general corporate purposes, including to satisfy any other obligations under the tax sharing agreement.

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

The Company has also issued commitments to two pooled investment programs managed or administered by Cutwater-ISC and its subsidiary. As of June 30, 2011, these commitments had a notional amount of $5.0 billion. Although the pooled investment programs hold high-quality short-term investments, there is risk that the Company will be required to make payments or incur a loss under these guarantees in the event of material redemptions by shareholders of the pools and the need to liquidate investments held in the pools. Refer to the “Results of Operations—Advisory Services” section included herein for a description of the pooled investment programs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Asset/Liability Products Liquidity

Our asset/liability products segment is subject to material liquidity risk. Cash needs in the asset/liability products segment are primarily for the payment of principal and interest on investment agreements and MTNs, and for posting collateral under repurchase agreements, derivatives and investment agreements, as well as for the payment of operating expenses. The primary sources of cash within the asset/liability products segment used to meet its liquidity needs include scheduled principal and interest on assets held in the segment’s investment portfolio and unencumbered assets, including cash held within the wind-down operations that is not required for posting against any of its liabilities. If needed, assets held within the segment can be sold or used in secured repurchase agreement borrowings to raise cash. However, our ability to sell assets or borrow against non-U.S. government securities in the fixed-income markets decreased significantly and the cost of such transactions increased significantly due to the impact of the credit crisis on the willingness of investors to purchase or lend against even very high-quality assets. In addition, negative net interest spread between asset and liability positions resulted from the need to hold cash as collateral against terminable investment agreement contracts and reduced the cash flow historically provided by net investment income.

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

The asset/liability products segment, through MBIA Inc., maintains simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with National for up to $2.0 billion based on the fair value of securities borrowed. As of June 30, 2011, the fair value of security borrowings under these agreements totaled $1.6 billion. The asset/liability products segment has collateralized these security borrowings with assets rated A- or better and having an aggregate fair value in excess of the securities borrowed. The NYSID approved the Asset Swap in connection with the re-domestication of National to New York. National has committed to the NYSID to use good faith efforts to reduce the amount of the Asset Swap to no more than 10% of its admitted assets by no later than December 2011.

Other liquidity support within our asset/liability products segment that was outstanding as of June 30, 2011 included the Secured Loan, under which $600 million was outstanding as of June 30, 2011, and a repurchase agreement between MBIA Inc. and the conduit segment (through Meridian) for up to $1.0 billion, under which $210 million was outstanding as of June 30, 2011. As of June 30, 2011, the asset/liability products segment had cash and short-term investments of $531 million, of which $411 million was free cash not pledged as collateral against its liabilities, and receivables for securities sold net of payables for securities purchased of $9 million.

Following the Moody’s downgrade of MBIA Corp. to Baa1 in November 2008, most outstanding investment agreements were terminated in accordance with their terms. As of June 30, 2011, we had $3.8 billion in remaining third-party liabilities related to our asset/liability products business, of which $1.6 billion were investment agreements. All of the investment agreements were collateralized by cash or high-grade securities. We believe the asset/liability products program has adequate cash and highly liquid securities to retire all remaining investment agreements where holders have a right to terminate. The remaining $2.2 billion in liabilities consist of MTNs issued by GFL and term repurchase agreements. We believe no additional collateral or termination provisions would be triggered in the event of a further downgrade of MBIA Corp.’s credit rating. Payments and additional collateral requirements on the liabilities in the asset/liability products segment are expected to be met without the need for additional asset sales in the current stressed credit environment but rather from cash flows from investments and the intercompany facilities described above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The Company seeks to manage the asset/liability products segment within a number of risk and liquidity parameters and maintains cash and liquidity resources that it believes will be sufficient in the near term to make all payments due on the investment agreement and GFL MTN obligations and to meet other financial requirements such as posting collateral and paying operating expenses. However, to the extent we experience further asset impairments, asset or liability cash flow variability or reductions in the market value or rating eligibility of assets pledged as collateral, we may have insufficient resources to meet any increase in collateral margin requirements on guaranteed investment contracts or intercompany and third-party liquidity or swap arrangements. In such events, we may be forced to sell additional assets at potentially substantial losses to meet such obligations. In addition, as a result of a deficit in this business of cash, investments and other liquid assets at amortized cost to debt issued to third-parties and affiliates at amortized cost, which deficit is expected to increase as a result of on-going expected operating losses, we may have insufficient assets to make all payments due on the investment agreement and GFL MTN obligations as they come due. In order to address this deficit, the Company is pursuing strategies such as investing in assets that produce higher yields and seeking to purchase liabilities at discount, and may be required to pursue additional strategies such as raising capital to resolve the deficit. While the asset/liability products segment may receive further liquidity support from our corporate segment, there can be no assurance that such support would be adequate to meet all payment obligations.

Consolidated Cash Flows

Operating Cash Flows

For the six months ended June 30, 2011, net cash used by operating activities totaled $681 million compared with $168 million for the same period of 2010. The Company’s net use of cash in the first six months of 2011 was largely related to payments for commutations of insured derivative contracts and loss payments on financial guarantee insurance policies insuring RMBS exposure. The Company’s net use of cash in the first six months of 2010 was largely related to loss payments on financial guarantee insurance policies insuring RMBS exposure, partially offset by a tax refund related to NOL carryback recovery. Cash from operating activities in both periods was also adversely impacted by a decrease in net investment income and premium collections. We believe that we have sufficient cash on hand, liquid assets, and future cash receipts to satisfy expected claims payments and other expenses in the future.

Investing Cash Flows

For the six months ended June 30, 2011, net cash provided by investing activities was $2.2 billion compared with $2.3 billion for the same period of 2010. Net cash provided by investing activities in the first six months of 2011 resulted from sales and redemptions of securities for purposes of funding commutations of insured derivative contracts, insurance-related loss payments, investment agreement withdrawals, and repayments of other debt. Net cash provided by investing activities in the first six months of 2010 resulted from sales and redemptions of securities for purposes of funding insurance-related loss payments, investment agreement withdrawals, and payments for the retirement of other debt, as well as cash recognized in the consolidation of VIEs.

Financing Cash Flows

For the six months ended June 30, 2011, net cash used by financing activities was $1.3 billion compared with $1.5 billion for the same period of 2010. Net cash used by financing activities in the first six months of 2011 and 2010 principally related to withdrawals of investment agreements, principal payments on VIE notes, and payments for the retirement of other debt.

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

Our available-for-sale investments comprise high-quality fixed-income securities and short-term investments. As of June 30, 2011 and December 31, 2010 the fair value of our consolidated available-for-sale investments were $10.7 billion and $11.9 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of June 30, 2011 and December 31, 2010 were $626 million and $366 million, respectively.

In millions	As of June 30, 2011	As of December 31, 2010	Percent Change 2011 vs. 2010
Available-for-sale investments:
U.S. public finance insurance operations segment
Amortized cost	$5,099	$5,489	-7%
Unrealized net gain (loss)	27	(66)	-141%

Fair value	5,126	5,423	-5%

Structured finance and international insurance operations
Amortized cost	1,833	2,211	-17%
Unrealized net gain (loss)	(31)	(14)	121%

Fair value	1,802	2,197	-18%

Corporate segment
Amortized cost	359	275	31%
Unrealized net gain (loss)	1	-	n/m

Fair value	360	275	31%

Advisory services
Amortized cost	17	21	-19%
Unrealized net gain (loss)	-	-	n/m

Fair value	17	21	-19%

Wind-down operations
Amortized cost	3,662	4,489	-18%
Unrealized net gain (loss)	(301)	(505)	-40%

Fair value	3,361	3,984	-16%

Total available-for-sale investments:
Amortized cost	10,970	12,485	-12%
Unrealized net gain (loss)	(304)	(585)	-48%

Total available-for-sale investments at fair value	10,666	11,900	-10%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

In millions	As of June 30, 2011	As of December 31, 2010	Percent Change 2011 vs. 2010
Investments carried at fair value:
U.S. public finance insurance operations segment
Amortized cost	159	-	n/m
Unrealized net gain (loss)	-	-	n/m

Fair value	159	-	n/m

Structured finance and international insurance operations
Amortized cost	-	1	-100%
Unrealized net gain (loss)	-	-	n/m

Fair value	-	1	-100%

Corporate segment
Amortized cost	12	10	20%
Unrealized net gain (loss)	-	-	n/m

Fair value	12	10	20%

Advisory services
Amortized cost	3	2	50%
Unrealized net gain (loss)	-	-	n/m

Fair value	3	2	50%

Wind-down operations
Amortized cost	23	27	-15%
Unrealized net gain (loss)	(14)	(15)	-7%

Fair value	9	12	-25%

Total investments carried at fair value:
Amortized cost	197	40	n/m
Unrealized net gain (loss)	(14)	(15)	-7%

Total Investments carried at fair value	183	25	n/m

Held-to-maturity investments:
Structured finance and international insurance operations - amortized cost	1	1	0%

Total held-to-maturity investments at amortized cost	1	1	0%

Other investments
Corporate segment
Amortized cost	-	1	-100%

Advisory services
Amortized cost	1	-	n/m

Total other investments at amortized cost	1	1	0%

Consolidated investments at carrying value	$10,851	$11,927	-9%

n/m - Percentage change not meaningful.

The carrying value of our consolidated investment portfolio was $10.9 billion and $11.9 billion as of June 30, 2011 and December 31, 2010, respectively.

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

Credit Quality

The credit quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of June 30, 2011 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance		Structured Finance and International		Advisory Services		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Fixed-Income Invest- ments	Fair Value	% of Fixed-Income Invest- ments	Fair Value	% of Fixed-Income Invest- ments	Fair Value	% of Fixed-Income Invest- ments	Fair Value	% of Fixed-Income Invest- ments	Fair Value	% of Fixed-Income Invest- ments
Available-for-sale:
Aaa	$2,244	47%	$717	68%	$1	50%	$-	0%	$359	13%	$3,321	39%
Aa	1,943	40%	41	4%	-	0%	-	0%	523	19%	2,507	29%
A	515	11%	6	1%	1	50%	-	0%	867	32%	1,389	16%
Baa	107	2%	34	3%	-	0%	-	0%	654	24%	795	9%
Below investment grade	18	0%	181	17%	-	0%	-	0%	281	10%	480	6%
Not rated	4	0%	69	7%	-	0%	-	0%	26	2%	99	1%

Total	$4,831	100%	$1,048	100%	$2	100%	$-	0%	$2,710	100%	$8,591	100%
Short-term investments	287		746		15		352		518		1,918
Investments held-to-maturity	-		1		-		-		-		1
Investments held at fair value	159		-		2		12		9		182
Other investments	8		8		2		8		133		159

Consolidated investments at carrying value	$5,285		$1,803		$21		$372		$3,370		$10,851

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

As of June 30, 2011, the weighted average credit quality of the Company’s available-for-sale investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations
Weighted average credit quality ratings	Aa	Aa	Aa	-	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of June 30, 2011, Insured Investments at fair value represented $2.0 billion or 19% of consolidated investments, of which $1.1 billion or 10% of consolidated investments were Company-Insured Investments.

As of June 30, 2011, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range, and 6% of the total investment portfolio would be rated below investment grade.

The distribution of the Company’s Insured Investments by financial guarantee insurer as of June 30, 2011 is presented in the following table:

	U.S. Public		Structured Finance and		Wind-down
	Finance		International		Operations		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$1	0%	$168	2%	$545	5%	$714	7%
AGM	256	2%	-	0%	266	3%	522	5%
Ambac	86	1%	-	0%	207	2%	293	3%
National	229	2%	13	0%	97	1%	339	3%
FGIC	14	0%	2	0%	113	1%	129	1%
Other	10	0%	-	0%	17	0%	27	0%

Total	$596	5%	$183	2%	$1,245	12%	$2,024	19%

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

LIQUIDITY (continued)

The underlying ratings of the Company-Insured Investments as of June 30, 2011 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions		Structured
	U.S. Public	Finance and
	Finance	International	Wind-down
Underlying Ratings Scale	Insurance	Insurance	Operations	Total
National:
Aaa	$-	$-	$-	$-
Aa	76	-	20	96
A	121	-	33	154
Baa	32	13	44	89
Below investment grade	-	-	-	-

Total National	$229	$13	$97	$339

MBIA Corp.:
Aaa	$-	$-	$-	$-
Aa	-	6	111	117
A	-	-	84	84
Baa	-	2	247	249
Below investment grade	1	160	77	238
Not Rated	-	-	26	26

Total MBIA Corp.	$1	$168	$545	$714

Total MBIA Insured Investments	$230	$181	$642	$1,053

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of June 30, 2011, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range, the weighted average rating of only the Company-Insured Investments was in the Baa range, and 5% of the Company-Insured Investment portfolio was rated below investment grade.

Impaired Investments

As of June 30, 2011 and December 31, 2010, we had impaired investments (investments for which fair value was less than amortized cost) with a fair value of $4.4 billion and $7.0 billion, respectively.

We analyze impaired investments within our investment portfolio for other-than-temporary impairments on a quarterly basis. Key factors considered when assessing other-than-temporary impairments include but are not limited to: (a) structural and economic factors among security types that represent our largest exposure to credit impairment losses, (b) the duration and severity of the unrealized losses (i.e., a decline in the market value of a security by 20% or more at the time of the review, or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period) and (c) the results of various cash flow modeling techniques. Our cash flow analysis considers all sources of cash, including credit enhancement, that support the payment of amounts owed by an issuer of a security. This includes the consideration of cash expected to be provided by financial guarantors, including MBIA Corp., resulting from an actual or potential insurance policy claim.

Based on our evaluation, we realized other-than-temporary impairments of $20 million and $33 million, respectively for the three and six months ended June 30, 2011, primarily related to RMBS, CDOs and corporate obligations.

Refer to “Note 7: Investments” in the Notes to Consolidated Financial Statements for a detailed discussion about impaired investments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Debt Obligations

Principal payments due under our debt obligations in the six months ending December 31, 2011 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. The repayment of principal on our surplus notes is reflected in 2013, the first call date. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of June 30, 2011, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of June 30, 2011
In millions	Six Months Ended December 31, 2011	2012	2013	2014	2015	Thereafter	Total
Structured finance and international insurance segment:
Variable interest entity notes	$349	$623	$658	$566	$1,494	$13,705	$17,395
Surplus notes	-	-	940	-	-	-	940
Corporate segment:
Long-term debt	-	-	-	-	-	904	904
Asset/liability products segment:
Investment agreements	26	468	185	144	175	749	1,747
Medium-term notes	1	120	43	60	263	2,106	2,593
Securities sold under agreements to repurchase	-	387	-	-	-	-	387
Conduit segment:
Medium-term notes	-	-	-	173	-	931	1,104
Long-term liquidity loans	-	-	-	-	-	360	360

Total	$376	$1,598	$1,826	$943	$1,932	$18,755	$25,430

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

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2011 from instantaneous shifts in interest rates.

Change in Interest Rates

In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$ 324	$ 277	$ 175	$ (210)	$ (424)	$ (634)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

MARKET RISK (continued)

Foreign Exchange Sensitivity

Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2011 from instantaneous shifts in foreign exchange rates.

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(69)	$(35)	$35	$69

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2011 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. MBIA Corp.’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally change in opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase

Estimated change in fair value	$365	$126	$(138)	$(578)

Insured Credit Derivatives Sensitivity

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. All these transactions were insured by the Company’s structured finance and international insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of June 30, 2011, approximately 18% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s wind-down operations enter into single-name CDSs as part of its asset management activities. In 2011, the value of the Company’s credit derivative contracts was affected predominantly by the effect of the Company’s own credit risk on the portfolio. As risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of June 30, 2011. In scenarios where credit spreads decreased, a floor of zero was used. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Credit Spreads

In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$2,671	$885	$227	$-	$(240)	$(1,021)	$(3,087)

Estimated net fair value	$(2,997)	$(4,783)	$(5,441)	$(5,668)	$(5,908)	$(6,689)	$(8,755)

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

Since the Company is now using collateral prices as an input into the new Direct Price Model for certain multi-sector insured CDOs, a sensitivity analysis below shows the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in collateral prices as of June 30, 2011.

	Change in Collateral Prices
	(Structured Finance and International Insurance Operations)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$163	$81	$-	$(82)	$(164)

Estimated net fair value	$(5,506)	$(5,588)	$(5,669)	$(5,751)	$(5,833)

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a one and three notch rating change in the credit quality as of June 30, 2011. A notch represents a one step movement up or down in the credit rating. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Credit Ratings
	(Structured Finance and International Insurance Operations)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$2,289	$728	$-	$(774)	$(2,191)
Estimated net fair value	$(3,380)	$(4,941)	$(5,669)	$(6,443)	$(7,860)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

MARKET RISK (continued)

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of June 30, 2011. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Recovery Rates (Structured Finance and International Insurance Operations)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$481	$252	$-	$(262)	$(505)
Estimated net fair value	$(5,188)	$(5,417)	$(5,669)	$(5,931)	$(6,174)

Accounting principles for fair value measurements and disclosures require the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivative portfolio using upfront credit spreads of 0%, an increase of 15%, and a decrease of 30%. The actual upfront spread used in the valuation as of June 30, 2011 ranged from 7.38% to 34.25% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Upfront Credit Spread
	(Structured Finance and International Insurance Operations)
In millions	Increase by 15 Percent	No Change	Decrease by 30 Percent	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$351	$-	$(872)	$(3,212)
Estimated net fair value	$(5,318)	$(5,669)	$(6,541)	$(8,881)

With the inclusion of the MBIA recovery rate in the calculation of nonperformance risk for insured CDS liabilities, the following sensitivity analysis shows the change in fair value of insured CDS liabilities due to changes in that recovery rate. The values we are showing below reflect the approximate trading range of the MBIA recovery rate in the last few months.

	MBIA’s Recovery Rate
	(Structured Finance and International Insurance Operations)
In millions	Decrease to 25 Percentage Points	No Change	Increase to 50 Percentage Points
Estimated pre-tax net gains (losses)	$405	$-	$(1,084)
Estimated net fair value	$(5,264)	$(5,669)	$(6,753)

MBIA Corp.’s insurance of structured credit derivatives typically remain in place until the maturity of the derivative. We have, however, periodically established positions which offset its insurance positions in the reinsurance market, in which contracts also typically remain in place until the maturity of the insurance contract. Any difference between the price of the initial transaction and the offsetting transaction will result in gains or losses. With respect to MBIA Corp.’s insured structured credit derivatives, in the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses should reverse before or at maturity of the contracts. Additionally, in the event of the termination and settlement of a contract prior to maturity, any resulting gain or loss upon settlement will be recorded in our consolidated financial statements. In February 2008, we announced our intention not to insure credit derivatives in the future, except in transactions that are intended to reduce our overall exposure to insured derivatives.

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

The following legal proceedings disclosures provide an update of those discussed under “Legal Proceedings” in Part I1, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 1, 2011 and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.

Corporate Litigation

In re MBIA Inc. Securities Litigation, No. 08-CV-264 (S.D.N.Y.)

In July 2011, the parties reached a settlement agreement in principle pursuant to which the plaintiffs will receive $68 million in exchange for the dismissal with prejudice of the litigation. The Company’s Director and Officer insurance carriers have agreed to cover in full the settlement payment. The agreement in principle remains subject to court approval.

Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515 (S.D.N.Y.)

On June 3, 2011, Plaintiff filed an amended derivative complaint against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant.

Ambac Bond Insurance Coverage Cases, Coordinated Proceeding Case No. JCCP 4555 (Super. Ct. of Cal., County of San Francisco)

Following a hearing on demurrers on July 6-7, 2011, the court sustained the Company’s demurrer to four of the eight causes of action without leave to amend. The court also sustained the Company’s demurrer to plaintiffs’ cause of action for fraud, but with leave to amend. The surviving claims at present include plaintiffs’ Cartwright Act, Unfair Competition law, and breach of contract based on Insurance Code Section 332 claims.

In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950 (S.D.N.Y.)

As of May 31, 2011, the Company has answered all of the existing complaints.

Tri-City Healthcare District v. Citibank. et al.; Case No. 30-2010-00359692 (Super. Ct. of Cal., County of Orange)

On June 13, 2011, Tri-City Healthcare District filed its Fourth Amended Complaint against MBIA Inc., MBIA Corp. and National (collectively for this paragraph, “MBIA”), which purports to state seven causes of action against MBIA for fraud in the inducement, concealment, negligent misrepresentation, negligence, breach of contract, duress, and breach of the covenant of good faith arising from Tri-City Healthcare District’s investment in auction rate securities. On July 15, 2011, MBIA filed its demurrer to the Fourth Amended Complaint.

Recovery Litigation

MBIA Insurance Corp. v. Countrywide Home Loans, Inc., et al.; Index No. 602825/08 (N.Y. Sup. Ct., N.Y. County)

On June 30, 2011, the Appellate Division of the New York State Supreme Court affirmed the lower court’s denial of Countrywide’s motion to dismiss MBIA Corp.’s fraud claim. On May 25, 2011, MBIA Corp. filed its motion for partial summary judgment regarding proof of causation, and a hearing is scheduled for August 18, 2011.

MBIA Insurance Corp. v. Bank of America, et al.; Case No. BC417572 (Super. Ct of Cal., County of Los Angeles)

On July 14, 2011, the court lifted the discovery stay in order for the parties to negotiate depositions and coordinate same with the New York Countrywide action.

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/09E (N.Y. Sup. Ct., N.Y. County)

On June 1, 2011, the court reversed its prior ruling issued on August 9, 2010, and dismissed MBIA Corp.’s fraudulent inducement cause of action. On June 24, 2011, MBIA Corp. filed a Notice of Appeal of the revised opinion. On July 7, 2011, the parties entered into a stipulation staying the case pending a hearing on MBIA Corp.’s motion to renew consideration of the court’s June 1 revised opinion in light of intervening authority from the Appellate Division of the New York State Supreme Court – the June 30, 2011 opinion in MBIA Corp.’s New York Countrywide action, discussed above. MBIA Corp. filed its motion to renew on July 22, 2011.

MBIA Insurance Corp. v. Morgan Stanley; Index No. 29951-10 (N.Y. Sup. Ct., Westchester County)

On May 26, 2011, the court denied Morgan Stanley’s motion to dismiss, allowing MBIA Corp. to proceed on its fraud and breach of contract claims. On June 20, 2011, Morgan Stanley filed its answer to the complaint. On June 26, 2011, Morgan Stanley filed a Notice of Appeal with respect to the court’s denial of its motion to dismiss.

MBIA Insurance Corp. et al. v. Merrill Lynch, Pierce, Fenner, & Smith Inc. et al.; Index No. 601324/09E (N.Y. Sup. Ct., New York County)

On July 12, 2011, the parties filed a joint stipulation voluntarily dismissing the case with prejudice.

MBIA Insurance Corp. et al. v. Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.; Case No. 09 Civ. 10093 (S.D.N.Y.)

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

Transformation Litigation

Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (S.D.N.Y.)

The Aurelius plaintiffs have alerted the court of the June 28, 2011 Court of Appeals decision referenced below, and the court signed a new scheduling order.

ABN AMRO Bank N.V. et al. v. MBIA Inc. et al.; Index No. 601475/09 (N.Y. Sup. Ct., N.Y. County)

On June 28, 2011, the New York State Court of Appeals reversed the Appellate Division’s decision and allowed all of the plaintiffs’ claims to proceed, with the exception of plaintiffs’ claim for unjust enrichment. Seven of the original nineteen plaintiffs have dismissed their claims, several of which dismissals were related to the commutation of their MBIA-insured exposures.

ABN AMRO Bank N.V. et al. v. Eric Dinallo et al.; Index no. 601846/09 (N.Y. Sup. Ct., N.Y. County)

Submission of all papers relating to the original petition is scheduled to be completed by October 31, 2011.

Barclays Bank PLC., et al. v. Wrynn et al.; Index No. 651811/2010 (N.Y. Sup. Ct., N.Y. County)

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

There has been no material change in the Company’s risk factors during the six months ended June 30, 2011. For additional information on risk factors, refer to Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents repurchases made by the Company in each month during the second quarter of 2011:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Amount Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in thousands)
April	1,631	$10.38	-	$73,057
May	365,395	8.92	313,695	70,261
June	2,713,027	8.20	2,708,027	48,057

(1) - 699 shares were repurchased by the Company for settling awards under the Company’s long-term incentive plans and 56,700 shares were purchased as an investment in the Company’s non-qualified deferred compensation plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None.

Item 6.	Exhibits

+31.1	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+99.1	Additional Exhibits - National Public Finance Guarantee Corporation and Subsidiaries Financial Statements

+99.2	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

*101	Additional Exhibits - MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL.

+	Filed Herewith
*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC. Registrant

Date: August 9, 2011	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: August 9, 2011	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)