Form 10-Q
period 2011-09-30
MBIA INC
filed 2011-11-09
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 3, 2011, 193,167,893 shares of Common Stock, par value $1 per share, were outstanding.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	00000000	00000000
	September 30, 2011	December 31, 2010

Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $7,874 and $9,679)	$7,818	$9,092
Fixed-maturity securities at fair value	286	25
Investments pledged as collateral, at fair value (amortized cost $666 and $548)	591	552
Short-term investments held as available-for-sale, at fair value (amortized cost $1,486 and $2,073)	1,487	2,070
Other investments (includes investments at fair value of $139 and $186)	151	188

Total	10,333	11,927

Cash and cash equivalents	659	366
Accrued investment income	91	95
Premiums receivable	1,399	1,589
Deferred acquisition costs	364	412
Prepaid reinsurance premiums	91	97
Insurance loss recoverable	2,770	2,531
Reinsurance recoverable on paid and unpaid losses	18	15
Goodwill	31	31
Property and equipment, at cost (less accumulated depreciation of $138 and $135)	69	71
Receivable for investments sold	46	8
Derivative assets	2	4
Current income taxes	-	41
Deferred income taxes, net	1,298	908
Other assets	55	46
Assets of consolidated variable interest entities:
Cash	580	764
Investments held-to-maturity, at amortized cost (fair value $3,492 and $3,760)	3,886	4,039
Fixed-maturity securities held as available-for-sale, at fair value
(amortized cost $574 and $338)	532	339
Fixed-maturity securities at fair value	3,276	5,241
Loans receivable at fair value	2,218	2,183
Loan repurchase commitments	938	835
Derivative assets	713	699
Other assets	1	38

Total assets	$29,370	$32,279

Liabilities and Equity
Liabilities:
Unearned premium revenue	$3,648	$4,145
Loss and loss adjustment expense reserves	932	1,129
Reinsurance premiums payable	64	71
Investment agreements	1,635	2,005
Medium-term notes (includes financial instruments carried at fair value $128 and $116)	1,636	1,740
Securities sold under agreements to repurchase	387	471
Short-term debt	-	65
Long-term debt	1,841	1,851
Current income taxes	37	-
Deferred fee revenue	8	10
Payable for investments purchased	54	2
Derivative liabilities	5,266	4,617
Other liabilities	205	272
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value $5,123 and $6,680)	9,033	10,590
Long-term debt	360	360
Derivative liabilities	1,888	2,104
Other liabilities	1	1

Total liabilities	26,995	29,433

Commitments and contingencies (See Note 13)

Equity:
Preferred stock, par value $1 per share; authorized shares —10,000,000; issued and outstanding — none	-	-
Common stock, par value $1 per share; authorized shares —400,000,000; issued shares — 274,913,262 and 274,719,578	275	275
Additional paid-in capital	3,070	3,064
Retained earnings	1,431	2,124
Accumulated other comprehensive loss, net of deferred tax of $94 and $229	(148)	(406)
Treasury stock, at cost — 81,755,455 and 74,973,978 shares	(2,276)	(2,225)

Total shareholders’ equity of MBIA Inc.	2,352	2,832
Preferred stock of subsidiary and noncontrolling interest	23	14

Total equity	2,375	2,846

Total liabilities and equity	$29,370	$32,279

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Premiums earned:
Scheduled premiums earned	$111	$123	$354	$386
Refunding premiums earned	65	14	108	64

Premiums earned (net of ceded premiums of $3, $4, $9 and $24)	176	137	462	450
Net investment income	92	113	299	342
Fees and reimbursements	16	15	41	148
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(53)	552	(599)	454
Unrealized gains (losses) on insured derivatives	776	(1,044)	(531)	(1,717)

Net change in fair value of insured derivatives	723	(492)	(1,130)	(1,263)
Net gains (losses) on financial instruments at fair value and foreign exchange	13	12	(114)	(36)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(12)	-	(25)	(187)
Other-than-temporary impairments recognized in accumulated other comprehensive loss	1	-	(19)	144

Net investment losses related to other-than-temporary impairments	(11)	-	(44)	(43)
Net gains (losses) on extinguishment of debt	-	10	26	28
Other net realized gains (losses)	1	(1)	6	18
Revenues of consolidated variable interest entities:
Net investment income	17	20	53	48
Net gains (losses) on financial instruments at fair value and foreign exchange	88	(19)	3	394
Net gains (losses) on extinguishment of debt	-	14	-	18
Other net realized gains (losses)	5	-	8	(74)

Total revenues	1,120	(191)	(390)	30

Expenses:
Losses and loss adjustment	190	(20)	204	122
Amortization of deferred acquisition costs	12	6	51	42
Operating	76	78	226	209
Interest	75	81	225	246
Expenses of consolidated variable interest entities:
Operating	7	4	24	14
Interest	15	16	45	44

Total expenses	375	165	775	677

Income (loss) before income taxes	745	(356)	(1,165)	(647)
Provision (benefit) for income taxes	301	(143)	(472)	(249)

Net income (loss)	$444	$(213)	$(693)	$(398)

Net income (loss) per common share:
Basic	$2.27	$(1.06)	$(3.50)	$(1.96)
Diluted	$2.26	$(1.06)	$(3.50)	$(1.96)

Weighted average number of common shares outstanding:
Basic	195,612,615	200,529,483	198,262,715	203,239,935
Diluted	196,347,502	200,529,483	198,262,715	203,239,935

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Nine Months Ended September 30, 2011

(In millions except share amounts)

					Accumulated			Total	Preferred Stock
			Additional		Other			Shareholders’	of Subsidiary
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Equity	and Noncontrolling Interest
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	of MBIA Inc.	Shares	Amount
Balance, December 31, 2010	274,719,578	$275	$3,064	$2,124	$(406)	(74,973,978)	$(2,225)	$2,832	1,426	$14

Comprehensive income (loss):
Net income (loss)	-	-	-	(693)	-	-	-	(693)	-	-
Other comprehensive income (loss):
Change in unrealized gains and losses on investments, net of tax of $117	-	-	-	-	257	-	-	257	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive loss, net of tax of $15	-	-	-	-	29	-	-	29	-	-
Change in fair value of derivative instruments, net of tax of $3	-	-	-	-	5	-	-	5	-	-
Change in foreign currency translation, net of tax of $0	-	-	-	-	(33)	-	-	(33)	-	-

Other comprehensive income (loss)								258

Total comprehensive income (loss)								(435)

Share-based compensation, net of tax of $4	193,684	-	6	-	-	(240,401)	(1)	5	-	-

Treasury shares acquired under share repurchase program	-	-	-	-	-	(6,541,076)	(50)	(50)	-	-

Preferred shares of subsidiary acquired	-	-	-	-	-	-	-	-	(111)	(2)

Change in noncontrolling interest in subsidiary	-	-	-	-	-	-	-	-	-	11

Balance, September 30, 2011	274,913,262	$275	$3,070	$1,431	$(148)	(81,755,455)	$(2,276)	$2,352	1,315	$23

					2011
Disclosure of reclassification amount:
Change in unrealized gains and losses and other-than-temporary impairments on investments arising during the period, net of
taxes					$321
Reclassification adjustment, net of taxes					(35)

Change in net unrealized gains and losses,
net of taxes					$286

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(693)	$(398)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Accrued investment income	4	(9)
Premiums receivable	182	180
Deferred acquisition costs	48	45
Unearned premium revenue	(495)	(466)
Prepaid reinsurance premiums	6	72
Reinsurance premiums payable	(7)	(39)
Loss and loss adjustment expense reserves	(198)	(273)
Reinsurance recoverable on paid and unpaid losses	(3)	(15)
Insurance loss recoverable	(239)	(438)
Payable to reinsurers on recoveries	7	(72)
Accrued interest payable	(29)	(16)
Accounts receivable	(6)	3
Accrued expenses	3	6
Deferred fee revenue	(1)	(1)
Current income taxes	74	512
Amortization of bond (premiums) discounts, net	(13)	(27)
Depreciation	6	6
Amortization of medium-term notes (premiums) discounts, net	(9)	5
Net investment losses related to other-than-temporary impairments	44	43
Realized (gains) losses and other settlements on insured derivatives	-	(607)
Unrealized (gains) losses on insured derivatives	531	1,717
Net (gains) losses on financial instruments at fair value and foreign exchange	111	(358)
Other net realized (gains) losses	(14)	56
Deferred income tax benefit	(497)	(324)
(Gains) losses on extinguishment of debt	(26)	(46)
Share-based compensation	11	1
Other operating	3	21

Total adjustments to net income (loss)	(507)	(24)

Net cash provided (used) by operating activities	(1,200)	(422)

Cash flows from investing activities:
Purchase of fixed-maturity securities	(5,590)	(7,792)
Sale and redemption of fixed-maturity securities	7,096	9,539
Decrease in loans receivable	223	778
Purchase of held-to-maturity investments	-	(71)
Redemptions of held-to-maturity investments	153	632
Sale (purchase) of short-term investments, net	968	(8)
Sale of other investments, net	26	9
Purchase of controlling interest in an affiliate, net of cash received	-	(27)
Consolidation/deconsolidation of variable interest entities, net	(16)	531
(Payments) proceeds for derivative settlements	(66)	19
Capital expenditures	(3)	(3)
Disposals of capital assets	-	1

Net cash provided (used) by investing activities	2,791	3,608

Cash flows from financing activities:
Proceeds from issuance of investment agreements	89	75
Payments for drawdowns of investment agreements	(453)	(480)
Issuance of medium-term notes	17	18
Principal paydown of medium-term notes	(107)	(416)
Principal paydown of variable interest entity notes	(829)	(1,530)
Securities sold under agreements to repurchase	(84)	(31)
Dividends paid	-	(1)
Repayments for retirement of debt	(72)	(315)
Purchase of treasury stock	(50)	(31)
Contribution from noncontrolling interest and redemption of subsidiary preferred stock, net	9	(29)
Restricted stock awards settlements	(2)	3
Collateral from swap counterparty	-	164

Net cash provided (used) by financing activities	(1,482)	(2,573)

Net increase in cash and cash equivalents	109	613
Cash and cash equivalents - beginning of period	1,130	803

Cash and cash equivalents - end of period	$1,239	$1,416

Supplemental cash flow disclosures:
Income taxes refunded	$(54)	$(422)
Interest paid:
Investment agreements	$25	$29
Medium-term notes	27	28
Variable interest entity notes	202	267
Securities sold under agreements to repurchase	1	1
Other borrowings and deposits	3	3
Long-term debt	173	178
Non cash items:
Share-based compensation	$11	$1

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Businesses, Developments, Risks and Uncertainties

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates the largest financial guarantee insurance business in the industry and is a provider of asset management advisory services. These activities are managed through three business segments: United States (“U.S.”) public finance insurance, structured finance and international insurance, and advisory services. The Company’s U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation and subsidiaries (“National”), its structured finance and international insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and its asset management advisory services business is primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). MBIA also manages certain business activities through its corporate, asset/liability products, and conduit segments. The corporate segment includes revenues and expenses that arise from general corporate activities. Funding programs managed through the asset/liability products and conduit segments are in wind-down. Refer to “Note 11: Business Segments” for further information about the Company’s business segments.

Business Developments

The Company has been unable to write meaningful amounts of new insurance business since 2008 and does not expect to write significant new insurance business prior to an upgrade of the credit ratings of its insurance subsidiaries. As of September 30, 2011, National was rated BBB with a developing outlook by Standard & Poor’s Financial Services LLC (“S&P”) and Baa1 with a developing outlook by Moody’s Investors Service, Inc. (“Moody’s”). As of September 30, 2011, MBIA Insurance Corporation was rated B with a negative outlook by S&P and B3 with a negative outlook by Moody’s.

In August 2011, S&P issued new guidelines that reflect significant changes to its rating methodology for financial guarantee insurers. These new guidelines are effective immediately. S&P expects to publish any changes to the ratings of the Company’s insurance subsidiaries by November 30, 2011, after its review of the Company’s third quarter 2011 financial statements. The changes to S&P’s rating methodology substantially increase the amount of capital required to achieve its highest ratings, implement a new Largest Obligors Test, which is punitive in the rating assessment, and incorporate additional qualitative considerations into the ratings process. However, the effect on the ratings of the Company’s insurance subsidiaries is uncertain. The absence of S&P’s highest ratings could adversely impact the Company’s ability to write new insurance business and the premiums the Company can charge, and could diminish the future acceptance of its financial guarantee insurance products.

During the third quarter of 2011, the Company continued to seek to reduce both the absolute amount and the volatility of its liabilities and potential liabilities through purchases of securities issued and commutations of insurance policies. Additionally, during 2011, the Company undertook actions to mitigate declines in the liquidity of MBIA Insurance Corporation and the asset/liability products segment through inter-company lending arrangements and the monetization of illiquid assets. MBIA Insurance Corporation had statutory capital of $2.6 billion and $2.7 billion as of September 30, 2011 and December 31, 2010, respectively. MBIA Insurance Corporation ended the third quarter of 2011 with $824 million in cash and highly liquid assets, after claim payments and commutations of insured derivatives, compared with $1.2 billion as of December 31, 2010. A decline in the pace at which delinquencies increased in troubled real estate sectors and improvements in asset values have also benefited capital and liquidity in these businesses during the nine months ended September 30, 2011, even though during the third quarter of 2011, the asset/liability products segment experienced deterioration in the market values of its assets as a result of market disruption due to S&P’s downgrade of the U.S. triple-A rating, fears surrounding the Eurozone debt crisis and the risk of a “double dip” recession in the U.S., as described further below.

In the first nine months of 2011, MBIA Corp. commuted $12.2 billion of gross insured exposure comprising commercial mortgage-backed securities (“CMBS”) pools, investment grade corporate collateralized debt obligations (“CDOs”), asset-backed collateralized debt obligations (“ABS CDOs”), a government supported entity, and a municipal gas facility. Subsequent to September 30, 2011, MBIA Corp. agreed to commute transactions with additional counterparties. These transactions, comprising primarily commercial real estate, totaled $10.6 billion in gross insured exposure. The total amount the Company agreed to pay to commute the above transactions was within its aggregate statutory loss reserves for such transactions. In consideration for the commutation of insured transactions, including the transactions described above, the Company has made and may in the future make payments to the counterparties the amounts of which, if any, may be less than or greater than any statutory loss reserves established for the respective transactions.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Businesses, Developments, Risks and Uncertainties (continued)

Risks and Uncertainties

The Company’s financial statements include estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The outcome of certain significant risks and uncertainties could cause the Company to revise its estimates and assumptions or could cause actual results to differ from the Company’s estimates. Significant risks and uncertainties that could affect amounts reported in the Company’s financial statements in future periods include, but are not limited to, the following:

•

If the U.S. economy weakens, commercial real estate values decline and commercial real estate servicer behavior does not continue to mitigate potential or actual credit losses in line with current trends, MBIA could incur substantial additional losses in that sector. As of September 30, 2011, MBIA Corp. had CMBS pool and commercial real estate (“CRE”) CDO insured par exposure of approximately $33.4 billion and $6.9 billion, respectively, excluding approximately $3.6 billion of CRE loan pools, primarily comprising European assets. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about the Company’s estimate of CMBS credit impairments.

•

Incurred losses from insured residential mortgage-backed securities (“RMBS”) have declined from their peaks. However, performance remains difficult to predict and losses could ultimately be in excess of the Company’s current estimated loss reserves. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about the Company’s RMBS loss reserves.

•

While the Company has settled a substantial portion of its insured ABS CDO exposure at levels within MBIA Corp.’s statutory loss reserves related to those exposures, further economic stress might cause increases in the Company’s loss estimates. As of September 30, 2011, the Company’s ABS CDO gross par outstanding was approximately $6.9 billion, and has decreased approximately $29.0 billion since 2007.

•

MBIA Corp.’s efforts to recover losses from the second-lien securitization originators could be delayed, settled at amounts below its contractual claims or potentially settled at amounts below those recorded on its balance sheets prepared under statutory accounting principles (“U.S. STAT”) and accounting principles generally accepted in the United States of America (“GAAP”). Contractual claims could become subject to a bankruptcy proceeding of the originators. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about the Company’s second-lien RMBS loss recoveries.

•

The Company’s asset/liability products segment may not have sufficient liquidity to make all payments due on its liabilities and to meet other financial requirements, such as posting collateral, as a result of a deficit of invested assets at amortized cost to debt issued to third parties and affiliates at amortized cost. Furthermore, during the third quarter of 2011, the Company’s asset/liability products segment experienced deterioration in the market values of its assets. If the segment is required to sell invested assets at their current market values in order to settle liabilities, the liquidity position of the segment will experience additional stress. Resolving the deficit will depend on the Company’s ability to successfully implement strategies, such as raising capital and/or receiving further liquidity support from the corporate segment, and there can be no assurance that the Company will be successful in implementing these strategies or that such strategies will provide adequate liquidity. Refer to the following Liquidity section for additional information about the Company’s asset/liability products segment’s liquidity position.

•

The Company’s recent financial results have been volatile, which has impacted management’s ability to accurately project future taxable income. Insurance losses incurred beyond those currently projected may cause the Company to record allowances against some or all of its deferred tax assets. Refer to “Note 10: Income Taxes” for information about the Company’s deferred tax assets.

•

Litigation over the New York Department of Financial Services’ (“NYDFS”), previously referred to as the New York State Insurance Department or NYSID, approval of National’s creation or additional hurdles to achieving high stable ratings may impede National’s ability to resume writing municipal bond insurance for some time, reducing its long-term ability to generate capital and cash from operations. Also, municipal and state fiscal distress could adversely affect the Company’s operations if they result in larger-than-expected incurred insurance losses.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Businesses, Developments, Risks and Uncertainties (continued)

While the Company believes it continues to have sufficient capital and liquidity to meet all of its expected obligations, if one or more possible adverse outcomes were to be realized, its statutory capital, financial position, results of operations and cash flows could be materially and adversely affected. Statutory capital, defined under U.S. STAT as policyholders’ surplus and contingency reserves, is a key measure of an insurance company’s financial condition under insurance laws and regulations. Failure to maintain adequate levels of statutory surplus and total statutory capital could lead to intervention by the Company’s insurance regulators in its operations and constitute an event of default under certain of the Company’s contracts, thereby materially and adversely affecting the Company’s financial condition and results of operations.

Under New York’s financial guarantee statutes, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Under the New York Insurance Law, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserve, and 50% of its loss reserves and unearned premium reserves, in certain qualifying assets. Reductions in the contingency reserve may be recognized based on excess reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYDFS. Pursuant to approval granted by the NYDFS in accordance with the New York Insurance Law, as of September 30, 2011, MBIA Insurance Corporation released to surplus an aggregate of $318 million of its contingency reserve. Absent this approval, MBIA Insurance Corporation would have had a short-fall of qualifying assets required to support its contingency reserves.

The reference herein to “ineligible” mortgage loans refers to those mortgage loans that the Company believes failed to comply with the representations and warranties made by the sellers/servicers of the securitizations to which those mortgage loans were sold with respect to such mortgage loans, including failure to comply with the related underwriting criteria, based on the Company’s assessment, which included information provided by third-party review firms, of such mortgage loans’ compliance with such representations and warranties. The Company’s assessment of the ineligibility of individual mortgage loans could be challenged by the sellers/servicers of the securitizations in litigation and there is no assurance that the Company’s determinations will prevail.

Liquidity

As a financial services company, MBIA has been materially adversely affected by conditions in global financial markets. Current conditions and events in these markets, in addition to losses incurred due to ineligble loans in securitizations the Company has insured, have created substantial liquidity risk for the Company. MBIA continues to satisfy all of its payment obligations and the Company believes that it has adequate resources to meet its expected liquidity needs in both the short-term and the long-term.

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

As part of MBIA’s liquidity risk management framework, the Company seeks to evaluate and manage liquidity on both a legal entity basis and a segment basis. Legal entity liquidity is an important consideration as there are legal, regulatory and other limitations on the Company’s ability to utilize the liquidity resources within the overall enterprise. Unexpected loss payments arising from ineligible mortgage loans in securitizations that the Company has insured, dislocation in the global financial markets, the loss of MBIA Corp.’s triple-A insurance financial strength ratings in 2008, the overall economic downturn in the U.S. and credit spreads widening during the third quarter of 2011 significantly increased the liquidity needs and decreased the financial flexibility in the Company’s legal entities and segments. The Company could face additional liquidity pressure in all of its operations and businesses through increased liquidity demands or a decrease in its liquidity supply if (i) the Company is unable to collect or is delayed in collecting on its contract claim recoveries related to ineligible mortgage loans in securitizations, (ii) loss payments on the Company’s insured transactions were to rise significantly, including due to ineligible mortgage loans in securitizations that it has insured, (iii) adverse market or economic conditions persist for an extended period of time or worsen, (iv) the value of the assets in the asset/liability products segment portfolio decline due to market conditions similar to those experienced in 2009, which will increase the collateralization requirements for that portfolio, (v) the Company is unable to sell assets at values necessary to satisfy payment obligations or is unable to access new capital through the issuance of equity or debt, or (vi) the Company experiences an unexpected acceleration of payments required to settle liabilities, including as a result of payment or other defaults. These pressures could arise from exposures beyond residential mortgage-related stress, which to date has been the main cause of stress.

As of September 30, 2011, National paid $194 million to MBIA Inc. related to its 2010 tax liability and 2011 estimated tax liability pursuant to the Company’s tax sharing agreement. Consistent with the tax sharing agreement, these funds were placed in an escrow account in the second and third quarters of 2011 and will remain in escrow until the expiration of National’s two-year net operating loss (“NOL”) carry-back period under U.S. tax rules. At the expiration of National’s carry-back period, any funds remaining after any reimbursement to National in respect of any NOL carry-backs will be available for general corporate purposes, including to satisfy any other obligations under the tax sharing agreement.

As of September 30, 2011, the Company’s asset/liability products segment had a deficit of invested assets at amortized cost to debt issued to third parties and affiliates at amortized cost of $610 million. Additionally, during the third quarter of 2011, the asset/liability products segment experienced deterioration in the market values of its assets, resulting in increased collateral requirements, as a consequence of market volatility caused by S&P’s downgrade of the U.S. triple-A rating, fears surrounding the Eurozone debt crisis and the risk of a “double dip” recession in the U.S. As a result, subsequent to the third quarter of 2011, the Company received approval from the NYDFS to extend the maturity of an intercompany secured loan from November 2011 to May 2012 for a maximum outstanding amount of $450 million. The outstanding principal balance on the loan was $600 million as of September 30, 2011. Also subsequent to the third quarter of 2011, the Company’s corporate segment contributed $50 million of capital to the asset/liability products segment.

To the extent the Company’s asset/liability products segment experiences further asset impairments, asset or liability cash flow variability or reductions in the market value or rating eligibility of assets pledged as collateral, among other factors, it may have insufficient resources to meet its payment obligations and any increase in collateral margin requirements. In such events, the Company may sell invested assets, potentially with substantial losses, or use free cash within the asset/liability products segment or the corporate segment. There can be no assurance that the asset/liability products segment will be able to draw on these additional sources of liquidity or that its resources will be adequate to meet its obligations. In the event that the asset/liability products segment’s additional liquidity resources are insufficient to make all payments on obligations as they come due, MBIA Corp., as guarantor of the investment agreements and MBIA Global Funding, LLC (“GFL”) medium-term notes (“MTNs”), may be called upon to satisfy those obligations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 2: Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and disclosures required by GAAP for annual periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position and results of operations.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As additional information becomes available or actual amounts become determinable, the recorded estimates are revised and reflected in operating results. The results of operations for the three and nine months ended September 30, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011. The December 31, 2010 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the reclassification of certain investments from the previously reported line “Investments held-to-maturity, at amortized cost” to “Fixed-maturity securities held as available-for-sale, at fair value” reported under “Assets of consolidated variable interest entities” and certain investments from the previously reported line “Other investments” to “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets. These reclassifications had no impact on total revenues, expenses, assets, liabilities, or stockholders’ equity for all periods presented.

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

Refer to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further information regarding the effects of recently adopted accounting standards on prior year financials.

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

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This amendment results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. The new guidance is effective for the Company beginning January 1, 2012. This standard is expected to only affect the Company’s disclosures related to fair value, therefore, the adoption of this standard is not expected to affect the Company’s consolidated balance sheet, results of operations, or cash flows.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3: Recent Accounting Pronouncements (continued)

Testing Goodwill for Impairment (ASU 2011-08)

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under the revised guidance, an entity has an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance is effective for the Company beginning January 1, 2012 with early adoption permitted. The Company did not early adopt the guidance. The adoption of this standard will not have a material effect on the Company’s consolidated balance sheet, results of operations, or cash flows.

Note 4: Variable Interest Entities

Structured Finance and International Insurance

Through MBIA’s structured finance and international insurance segment, the Company provides credit protection to issuers of obligations that may involve issuer-sponsored special purpose entities (“SPEs”). An SPE may be considered a VIE to the extent the SPE’s total equity at risk is not sufficient to permit the SPE to finance its activities without additional subordinated financial support or its equity investors lack any one of the following characteristics (i) the power to direct the activities of the SPE that most significantly impact the entity’s economic performance or (ii) the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity. A holder of a variable interest or interests in a VIE is required to assess whether it has a controlling financial interest, and thus is required to consolidate the entity as primary beneficiary. An assessment of a controlling financial interest identifies the primary beneficiary as the variable interest holder that has both of the following characteristics (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. An ongoing reassessment of controlling financial interest is required to be performed based on any substantive changes in facts and circumstances involving the VIE and its variable interests.

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

Wind-down Operations

In its asset/liability products segment, the Company invests in obligations issued by issuer-sponsored SPEs which are included in fixed-maturity securities held as available-for-sale. The Company evaluates issuer-sponsored SPEs to determine if the entity is a VIE. For all entities determined to be VIEs, the Company evaluates whether its investment is determined to have both of the characteristics of a controlling financial interest in the VIE. The Company performs an ongoing reassessment of controlling financial interests in issuer-sponsored VIEs based on investments held. MBIA’s wind-down operations do not have a controlling financial interest in any issuer-sponsored VIEs and is not the primary beneficiary of any issuer-sponsored VIEs. The Company’s exposure to the aforementioned VIEs is limited to its investments in these entities. In the third quarter of 2011, the one VIE that the Company formed, sponsored and was the primary beneficiary, included in the asset/liability products segment, was dissolved and deconsolidated by the Company. The Company was the sole variable interest holder of the VIE and retained all the fixed-maturity securities, consisting of alternative A-paper (“Alt-A”) non-agency RMBS securities, and recognized no gain or loss upon deconsolidation.

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

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of September 30, 2011 and December 31, 2010. The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs as well as the value of the assets and liabilities the Company has recorded for its interest in these VIEs as of September 30, 2011 and December 31, 2010. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured credit default swaps (“CDS”) and any investments in obligations issued by nonconsolidated VIEs.

	September 30, 2011
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments (1)	Premiums Receivable (2)	Insurance Loss Recoverable (3)	Unearned Premium Revenue (4)	Loss and Loss Adjustment Expense Reserves (5)	Derivative Liabilities (6)
Insurance:
Global structured finance:
Collateralized debt obligations	$27,830	$15,690	$61	$66	$-	$57	$-	$122
Mortgage-backed residential	49,725	16,537	63	88	2,505	87	469	4
Mortgage-backed commercial	5,293	2,906	-	2	-	2	-	-
Consumer asset-backed	8,396	4,854	17	27	-	26	30	-
Corporate asset-backed	30,640	16,235	245	209	27	224	-	1

Total global structured finance	$121,884	$56,222	$386	$392	$2,532	$396	$499	$127
Global public finance	41,272	21,879	-	211	-	265	-	-

Total insurance	$163,156	$78,101	$386	$603	$2,532	$661	$499	$127

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

The Company’s maximum exposure to loss as a result of its variable interests in nonconsolidated VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest that may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs.

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $12.1 billion and $11.3 billion, respectively, as of September 30, 2011, and $14.1 billion and $13.1 billion, respectively, as of December 31, 2010. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Additional VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. No gains or losses were recognized on initial consolidation of additional VIEs during the nine months ended September 30, 2011 and net realized losses of $74 million were recognized on initial consolidation of additional VIEs during the nine months ended September 30, 2010. Net realized gains related to the deconsolidation of VIEs were immaterial for the nine months ended September 30, 2011 and 2010.

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

Note 5: Loss and Loss Adjustment Expense Reserves

As of September 30, 2011, the majority of the Company’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP were related to insured first and second-lien RMBS transactions. These reserves and recoveries do not include estimates for policies insuring credit derivatives. Policies insuring credit derivative contracts are accounted for as derivatives and carried at fair value under GAAP. The fair values of insured derivative contracts are influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policies. In the absence of credit impairments on insured derivative contracts or the early termination of such contracts at a loss, the cumulative unrealized losses recorded from fair valuing these contracts should reverse before or at the maturity of the contracts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Notwithstanding the difference in accounting under GAAP for financial guarantee policies and the Company’s insured derivatives, insured derivatives have similar terms, conditions, risks, and economic profiles to financial guarantee insurance policies, and, therefore, are evaluated by the Company for loss (referred to as credit impairment herein) and loss adjustment expense (“LAE”) periodically in the same way that loss and LAE reserves are estimated for financial guarantee insurance policies. Credit impairments represent the present value of estimated expected future claim payments, net of recoveries, for such transactions using a discount rate of 5.93%, consistent with the calculation of the Company’s statutory loss reserves. These credit impairments, calculated in accordance with U.S. STAT, differ from the fair values recorded in the Company’s consolidated financial statements. The Company regards its credit impairment estimates as critical information for investors as it provides information about loss payments the Company expects to make on insured derivative contracts. As a result, the following loss and LAE process discussion includes information about loss and LAE activity recorded in accordance with GAAP for financial guarantee insurance policies and credit impairments estimated in accordance with U.S. STAT for insured derivative contracts. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for information about the Company’s monitoring of outstanding insured obligations and for additional information about its loss reserving process. Refer to “Note 6: Fair Value of Financial Instruments” included herein for additional information about the Company’s insured credit derivative contracts.

Loss and Loss Adjustment Expense Process

RMBS Case Basis Reserves and Recoveries

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company calculated RMBS case basis reserves as of September 30, 2011 for both second-lien RMBS and first-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model, and a commercially available model to estimate expected ultimate cumulative losses on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous three months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case).

In calculating ultimate cumulative losses for RMBS, the Company estimates the amount of loans that are expected to be charged-off (deemed uncollectible by servicers of the transactions) or liquidated in the future. The Company assumes that such charged-off loans have zero recovery values. In calculating ultimate cumulative losses for first-lien RMBS, the Company estimates the amount of loans that are expected to be liquidated through foreclosure or short sale.

Second-lien RMBS Reserves

The Company’s second-lien RMBS case basis reserves as of September 30, 2011 relate to RMBS backed by home equity lines of credit (“HELOCs”) and closed-end second mortgages (“CES”).

The Company assumes that the Roll Rate for 90+ day delinquent loans is 100%. The Roll Rates for 30-59 day delinquent loans and 60-89 day delinquent loans are calculated on a transaction-specific basis. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of August 31, 2011 to estimate future losses from loans that are delinquent as of the current reporting period.

Roll Rates for loans that are current as of August 31, 2011 (“Current Roll to Loss”) are calculated on a transaction-specific basis. A proportion of loans reported current as of August 31, 2011 is assumed to become delinquent every month, at a Current Roll to Loss rate that persists at a high level for a time and subsequently starts to decline. A key assumption in the model is the period of time in which the Company projects high levels of Current Roll to Loss to persist. In the Company’s base case, the Company assumes that the Current Roll to Loss begins to decline immediately and continues to decline over the next six months to 25% of their levels as of August 31, 2011. In the stress case, the period of elevated delinquency and loss is extended by six months. In the additional stress case, the Company assumes that the current trends in losses will remain through early 2013, after which time they will revert to the base case. For example, in the base case, as of August 31, 2011, if the amount of current loans which became 30-59 days delinquent is 10%, and recent performance suggests that 30% of those loans will be charged-off, the Current Roll to Loss for the transaction is 3%. In the base case, it is then assumed that the Current Roll to Loss will reduce linearly to 25% of its original value over the next six months (i.e., 3% will linearly reduce to 0.75% over the six months from September 2011 to March 2012). After that six-month period, the Company further reduces the Current Roll to Loss to 0% by early 2014 with the expectation that the performing seasoned loans and an economic recovery will eventually result in loan performance reverting to historically low levels of default. In the model, the Company assumes that all current loans that become delinquent are charged-off after six months of delinquency.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

In addition, in the Company’s loss reserve models for transactions secured by HELOCs, the Company considers borrower draw and prepayment rates and factors that could reduce the excess spread generated by current loans which offset losses and reduce payments. For HELOCs, the current three-month average draw rate is generally used to project future draws on the line. For HELOCs and transactions secured by fixed-rate CES, the three-month average conditional prepayment rate is generally used to project voluntary principal prepayments. Projected cash flows are also based on an assumed constant basis spread between floating rate assets and floating rate insured debt obligations (the difference between Prime and London Interbank Offered Rate (“LIBOR”) interest rates, minus any applicable fees). For all transactions, cash flow models consider allocations and other structural aspects of the transactions, including managed amortization periods, rapid amortization periods and claims against MBIA Corp.’s insurance policy consistent with such policy’s terms and conditions. For loans that remain current (not delinquent) throughout the projection period, the Company generally assumes that voluntary prepayments occur at the average rate experienced in the most recent three-month period. In developing multiple loss scenarios, stress is applied by elongating the Current Roll to Loss rate for various periods, simulating a slower improvement in the transaction performance. The estimated net claims from the procedure above are then discounted using a risk-free rate to a net present value reflecting MBIA’s general obligation to pay claims over time and not on an accelerated basis. The above assumptions represent MBIA’s best estimates of how transactions will perform over time.

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, Roll Rates, and prepayment rates (including voluntary and involuntary). However, given the large percentage of mortgage loans that were not underwritten by the sellers/servicers in accordance with applicable underwriting guidelines, performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the peak levels the Company is modeling for six months longer than in the probability-weighted outcome, the addition to the case basis reserves before considering potential recoveries would be approximately $110 million.

Since the third quarter of 2009, paid claims in each month have been somewhat below that projected in the Company’s model. The Company has not modified its expectations to reflect this lower paid claims rate. The difference between actual and projected paid claims has not been significant.

First-lien RMBS Reserves

The Company’s first-lien RMBS case basis reserves as of September 30, 2011, which relate to RMBS backed by Alt-A and subprime transactions were also determined using Roll Rate Methodology. The Company assumes that the Roll Rate for loans in foreclosure, Real Estate Owned (“REO”) and bankruptcy are 90%, 90% and 75%, respectively. Roll Rates for current, 30-59 day delinquent loans, 60-89 day delinquent loans and 90+ day delinquent loans are calculated on a transaction-specific basis. Current Roll to Loss stays at the August 31, 2011 level for three months before declining to 25% of this level over a 24-month period. Additionally, the Company runs scenarios where the 90+ day roll rate to loss is set at 90%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of August 31, 2011 to estimate future losses from loans that are delinquent as of the current reporting period.

The timelines to liquidation for defaulted loans are specific to a loan’s delinquency bucket with the latest three-month average loss severities generally used to calculate losses at loan liquidation. The loss severities are reduced over time to account for reduction in the amount of foreclosure inventory, future increases in home prices, and principal amortization of the loans.

RMBS Recoveries

As of September 30, 2011, the Company recorded estimated recoveries of $2.8 billion, gross of income taxes, related to second-lien RMBS put-back claims on ineligible loans, consisting of $1.9 billion included in “Insurance loss recoverable” and $938 million included in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. As of September 30, 2011 and December 31, 2010, the Company’s estimated recoveries after income taxes calculated at the federal statutory rate of 35%, were $1.8 billion and $1.6 billion, respectively, which was 78% and 58% of the consolidated total shareholders’ equity of MBIA, excluding preferred stock of subsidiaries and noncontrolling interest, respectively. The percentage increase of recoveries relative to shareholders’ equity was principally driven by realized losses on insured derivatives, unrealized losses on insured derivatives as a result of MBIA’s nonperformance risk on the derivative liabilities and an increase in recorded estimated recoveries related to put-back claims of ineligible loans. As of September 30, 2011 and December 31, 2010, the related statutory measures were 69% and 59%, respectively, of the statutory capital of MBIA Corp. These estimated recoveries relate to the Company’s put-back claims of ineligible loans, which have been disputed by the loan sellers/servicers and are currently subject to litigation initiated by the Company to pursue recovery. While the Company believes that it will prevail in enforcing its contractual rights, there is uncertainty with respect to the ultimate outcome. Furthermore, there is a risk that sellers/servicers or other responsible parties might not be able to satisfy their put-back obligations. However, there can be no assurance that MBIA will successfully make recoveries on its contract claims.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Beginning in 2008, the Company utilized loan level forensic review consultants to re-underwrite/review mortgage loan files underlying certain first and second-lien RMBS transactions insured by MBIA. The consultants graded the individual mortgages that were sampled into an industry standard three level grading scale, defined as (i) Level 1—loans complied with specific underwriting guidelines, (ii) Level 2—loans contained some deviation from underwriting guidelines but also contained sufficient compensating factors and (iii) Level 3—loans contained material deviation from the underwriting guidelines without any compensating factors. MBIA’s forensic review consultants utilized the same underwriting guidelines that the originators were to have used to qualify borrowers when originally underwriting the loans and determined that more than 80% of the loans reviewed were considered to be ineligible mortgage loans. The Company has developed estimates of breach rates primarily based upon loans with credit breaches or credit and compliance breaches because the Company believes that loans with these types of breaches are not judgmental and cannot be cured. Breach rates were determined by dividing the number of loans that contained credit and/or credit and compliance breaches by the total number of loans reviewed for a particular transaction.

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

Based upon the above-referenced developments, the Company utilizes probability-based scenarios primarily based on the percentage of incurred losses the Company expects to collect as opposed to recoveries based primarily on loan file reviews. The Company’s recovery estimates are based on five scenarios that include full recovery of its incurred losses and limited/reduced recoveries due to litigation delays and risks and/or potential financial distress of the sellers/servicers. Probabilities were assigned across these scenarios, with most of the probability weight on partial recovery scenarios. However, based on the Company’s assessment of the strength of its contract claims, the Company believes it is entitled to collect the full amount of its incurred losses on these transactions, which totaled $4.6 billion through September 30, 2011.

The Company has not recognized potential recoveries related to sellers/servicers that MBIA has determined did not have sufficient capital and resources to honor their obligations. The Company assesses the financial abilities of the sellers/servicers using external credit ratings and other factors. The impact of such factors on cash flows related to expected recoveries is incorporated into the Company’s probability-weighted scenarios. The indicative scenarios and related probabilities assigned to each scenario based on the Company’s judgment about their relative likelihoods of being realized are used to develop a distribution of possible outcomes. The sum of the probabilities assigned to all scenarios is 100%. Expected cash inflows from recoveries are discounted using the current risk-free rate associated with the underlying transaction, which ranged from 0.75% to 2.06%, depending upon the transaction’s expected average life.

The Company’s potential recoveries are typically based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. The second-lien RMBS transactions with respect to which MBIA has estimated put-back recoveries provide the Company with such rights. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, but is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of claim liability for a given policy.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

To date, sellers/servicers have not substituted loans which MBIA has put back, and the amount of loans repurchased has been insignificant. The unsatisfactory resolution of these put-backs has led MBIA to initiate litigation against five of the sellers/servicers to enforce their obligations. The Company has alleged several causes of action in its complaints, including breach of contract, fraudulent inducement and indemnification. MBIA’s aggregate $2.8 billion of estimated potential recoveries do not include damages from causes of action other than breach of contract. Irrespective of amounts recorded in its financial statements, MBIA is seeking to recover the full amount of its incurred losses and other damages on these transactions. Currently, MBIA has received five decisions with regard to the motions to dismiss the Company’s claims. On each motion, the respective New York State Supreme Court denied the defendants’ motions to dismiss, allowing each of the cases to proceed on, at minimum, the fraud and breach-of-contract claims. In one of those cases, MBIA Insurance Corp. v. Credit Suisse Securities et al., Index No. 603751/09E (N.Y. Sup. Ct.), the court had issued two previous inconsistent rulings on defendants’ motion to dismiss the fraud claim. On October 13, 2011, the Court confirmed that MBIA can proceed to litigate the fraud claims. Additional information on the status of these litigations can be found in the “Recovery Litigation” discussion within “Note 13: Commitments and Contingencies.”

The Company’s assessment of the recovery outlook for insured second-lien RMBS issues is principally based on the following factors:

1.	the strength of the Company’s existing contract claims related to ineligible loan substitution/repurchase obligations;

2.	the settlement for $1.1 billion of Assured Guaranty’s put-back related claims with Bank of America in April 2011;

3.	the improvement in the financial strength of the sellers/servicers due to mergers and acquisitions and/or government assistance, which should facilitate their ability to comply with required loan repurchase/substitution obligations. The Company is not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. The Company’s assessment of any credit risk associated with these sponsors (or their successors) is reflected in the Company’s probability-weighted potential recovery scenarios;

4.	evidence of loan repurchase/substitution compliance by sellers/servicers for put-back requests made by other harmed parties with respect to ineligible loans; this factor is further enhanced by (i) Bank of America’s disclosure that it has resolved $8.0 billion of repurchase requests in the fourth quarter of 2010; (ii) the Fannie Mae settlements with Ally Bank announced on December 23, 2010 and with Bank of America (which also involved Freddie Mac) announced on December 31, 2010, and (iii) the Company’s settlement agreement entered into on July 16, 2010 between MBIA Corp. and the sponsor of several MBIA-insured mortgage loan securitizations in which MBIA Corp. received a payment in exchange for a release relating to its representation and warranty claims against the sponsor. This settlement also resolved all of MBIA’s representation and warranty claims against the sponsor on mutually beneficial terms and is substantially consistent with the recoveries previously recorded by the Company related to these exposures;

5.	the favorable outcome for MBIA on defendants’ motions to dismiss in the actions captioned MBIA Insurance Corp. v. Countrywide Home Loans, Inc., et al, Index No. 602825/08 (N.Y. Sup. Ct.), MBIA Insurance Corp. v. Residential Funding Co., LLC, Index No. 603552/08 (N.Y. Sup. Ct.), MBIA v. GMAC Mortgage LLC, Index No. 600837/10E (N.Y. Sup. Ct.), MBIA Insurance Corp. v. Credit Suisse Securities et al., Index No. 603751/09E (N.Y. Sup. Ct.) and MBIA Insurance Corp. v. Morgan Stanley, et al, Index No. 29951-10 (N.Y. Sup. Ct.), where the respective courts each allowed MBIA’s fraud claims against the Countrywide, RFC, GMAC, Credit Suisse and Morgan Stanley defendants to proceed;

6.	the favorable outcome for MBIA on its motion to present evidence of Countrywide’s liability and damages through the introduction of statistically valid random samples of loans rather than on a loan-by-loan basis;

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

All of the Company’s policies insuring second-lien RMBS for which litigation has been initiated against sellers/servicers are in the form of financial guarantee insurance contracts. The Company has not recorded a gain contingency with respect to pending litigation.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Credit Impairments Related to Structured CMBS Pools and CRE CDOs Accounted for as Derivatives

Most of the structured CMBS pools and CRE CDOs insured by MBIA are accounted for as insured credit derivatives and are carried at fair value in the Company’s consolidated financial statements. The following discussion provides information about the Company’s process for estimating credit impairments on these contracts using its statutory reserve methodology. For the nine months ended September 30, 2011, additional credit impairments on structured CMBS pools and CRE CDO portfolios was estimated to be $858 million as a result of additional delinquencies and loan level liquidations, as well as continued refinements of MBIA’s assessment of various commutation possibilities. The aggregate credit impairment on structured CMBS pools and CRE CDO portfolios were estimated to be $2.0 billion through September 30, 2011. The impairment is estimated using the Company’s statutory loss reserve methodology, determined as the present value of the probability-weighted potential future losses, net of estimated recoveries, across multiple scenarios as described below. Although the pace of increases in the delinquency rate has slowed and many loans are being modified, liquidations have taken place. Some loans were liquidated with minimal losses of 1% to 2% while others experienced near complete losses. These have led to losses in the CMBS market, and in many cases, have resulted in reductions of enhancement to the individual insured CMBS bonds secured by the structured CMBS pools. In certain insured transactions, these losses have resulted in deductible erosion. Bond level enhancement and pool level deductibles are structural features intended to mitigate losses to the Company and, as that protection erodes, impairments increase even in the absence of significant further collateral deterioration.

In the CRE CDO portfolio, transaction specific structures require managers to report reduced enhancement according to certain guidelines which often include downgrades even when the bond is still performing. As a result, as well as additional collateral defaults, reported enhancement has been reduced significantly in some CRE CDOs. Moreover, many of the CRE CDO positions are amortizing more quickly than originally expected as most or all interest that would have been allocated to more junior classes within the CDO have been diverted and redirected to pay down the senior most classes insured by MBIA.

The Company has developed multiple scenarios to consider the range of potential outcomes in the CRE market and their impact on MBIA. The approaches require substantial judgments about the future performance of the underlying loans, and include the following:

•

The first approach considers the range of commutations achieved in the course of 2010 and through the second quarter of 2011, which included commutations of 22 structured CMBS pools and CRE CDO policies totaling $10.3 billion of gross insured exposure. The Company considers the range of commutations achieved over the past several years with multiple counterparties. This approach results in an estimated price to commute the remaining policies with price estimates, based on this experience. It is customized by counterparty and is dependent on the level of dialogue with the counterparty and the credit quality of the underlying exposure.

•

The second approach considers current delinquency rates and uses current and projected net operating income (“NOI”) and capitalization rates (“Cap Rates”) to project losses under three scenarios. In the first scenario, NOI and Cap Rates remain flat with no improvement over the remaining life of the loans (often five to six more years). In the second and third scenarios, loans are stratified by size with larger loans being valued utilizing lower Cap Rates than for smaller loans. These scenarios also assume that Cap Rates and NOIs remain flat for the near term and then begin to improve slowly. Additionally, in these scenarios, any loan with a balance greater than $75 million with a debt service coverage ratio less than 1.0x or that was reported as being in any stage of delinquency, was reviewed individually so that performance and loss severity could be more accurately determined. Specific loan level assumptions for this large loan subset were then incorporated into this scenario, as well as certain smaller loans when there appeared to be a material change in the asset’s financial or delinquency performance over the preceding three months. The second and third scenarios project different levels of additional defaults with respect to loans that are current. This approach relies heavily on year-end financial statements at the property level. In modeling these scenarios, the Company has received financial statements for year-end 2010 for 80% of the properties in the pools.

•

The third approach stratifies loans into debt service coverage buckets and projects defaults by using probabilities implied by a third-party default study for each bucket, and relies on year-end financial statements at the property level. The implied defaults are converted into losses using a loss severity assumption. As the Company continues to see more current market performance statistics regarding modifications and liquidations in this cycle, the Company will continue to de-emphasize this more actuarial-based approach and focus more on those scenarios which best reflect current market observations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

•

The fourth approach stratifies loans into buckets based on delinquency status (including a “current” bucket) and utilizes recent Roll Rates actually experienced within each of the commercial mortgage-backed index (“CMBX”) series in order to formulate an assumption to predict future delinquencies. Ultimately, this generates losses over a projected time horizon based on the assumption that loss severities will begin to decline from the high levels seen in 2010 and early 2011. The Company further examines those loans referenced in the CMBX indices which were categorized as 90+ day delinquent or in the process of foreclosure and determined the monthly ratio of such loans which were cured versus those which were liquidated or still delinquent between December 2008 and August 2011. The Company then applies the most recent rolling six-month average of this cure ratio to all loans in the 90+ day delinquent bucket or in the foreclosure process (and those projected to roll into late stage delinquency from the current and lesser stage levels of delinquency) and assumes all other loans are liquidated. The Company assumes all loans in the REO category liquidate over the next twelve months.

The loss severities projected by these scenarios vary widely, from moderate to substantial losses. The Company assigns a wide range of probabilities to these scenarios, with lower severity scenarios being weighted more heavily than higher severity scenarios. This reflects the view that liquidations will continue to be mitigated by loan extensions and modifications, and that property values and NOIs have bottomed for many sectors and markets in the U.S. Beginning with the first quarter of 2010 through September 30, 2011, the probability-weighted loss estimate was $2.0 billion, and is inclusive of any claim or settlement payments. As macroeconomic stress escalates, including the possibility of a “double dip” recession, higher delinquencies, higher levels of liquidations of delinquent loans and/or higher severities of loss upon liquidation, MBIA may incur substantial additional losses. The Company believes the likelihood of a double dip recession has increased since the second quarter of 2011 and has weighted its highest severity more heavily than in prior quarters. The weighting of these scenarios are customized by counterparty.

Actual losses will be a function of the proportion of loans in the pools that are foreclosed and liquidated and the loss severities associated with those liquidations. If the deductibles in the Company’s insured transactions and underlying referenced CMBS transactions are fully eroded, additional property level losses upon foreclosures and liquidations could result in substantial losses for MBIA. Since foreclosures and liquidations have only begun to take place during this economic cycle, particularly for larger properties, ultimate loss rates remain uncertain. Whether CMBS collateral is included in a structured pool or in a CRE CDO, the Company believes the modeling related to the underlying bond should be the same.

ABS CDOs

MBIA’s insured ABS CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes but is not limited to RMBS related collateral, CDOs of ABS, corporate CDOs and collateralized loan obligations). These transactions were insured as either financial guarantee insurance policies or credit derivatives with the majority insured in the form of credit derivatives. Since the fourth quarter of 2007, MBIA’s insured par exposure within the ABS CDO portfolio has been substantially reduced through a combination of terminations and commutations. Accordingly, as of September 30, 2011, the insured par exposure of the ABS CDO portfolio has declined by approximately 80% of the insured amount as of December 31, 2007.

The Company’s ABS CDOs originally benefited from two sources of credit enhancement. First, the subordination in the underlying securities collateralizing the transaction must be fully eroded and second, the subordination below the insured tranche in the CDO transaction must be fully eroded before the insured tranche is subject to a claim. The Company’s payment obligations after a default vary by transaction and by insurance type.

The primary factor in estimating reserves associated with insured ABS CDO policies written as financial guarantees or insured credit derivatives is the losses associated with the underlying collateral in the transactions. MBIA’s approach to establishing reserves in this portfolio employs a methodology which is similar to other structured finance asset classes insured by MBIA. The Company uses a total of five probability-weighted scenarios (which range from commutation based scenarios to a lengthened RMBS liquidation scenario) in order to estimate its reserves for ABS CDOs. As of September 30, 2011, the Company had loss and LAE reserves totaling $179 million and insurance loss recoverables of $92 million related to financial guarantee insurance policies. In addition, the Company estimated insured credit derivative impairments and LAE reserves, net of reinsurance and recoveries, totaling $511 million. For the nine months ended September 30, 2011, the Company incurred $51 million of losses and LAE expense related to financial guarantee insurance policies after the elimination of $79 million as a result of consolidating VIEs. Estimated losses and LAE incurred related to insured credit derivative impairments was a benefit of $484 million for the nine months ended September 30, 2011, which was primarily due to commutations of credit derivative exposures at less than estimated reserves. In the event of further deteriorating performance of the collateral referenced or held in ABS CDO transactions, the amount of losses estimated by the Company could increase materially.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Loss and LAE Activity

Financial Guarantee Insurance Losses (Non-Derivative)

The Company’s financial guarantee insurance losses and LAE for the nine months ended September 30, 2011 are presented in the following table:

Losses and LAE	Nine Months Ended September 30, 2011
In millions	Second-lien RMBS	Other	Total
Losses and LAE related to actual and expected payments	$157	$98	$255
Recoveries of actual and expected payments	(122)	73	(49)

Gross losses incurred	35	171	206
Reinsurance	0	(2)	(2)

Losses and LAE	$35	$169	$204

The second-lien RMBS losses and LAE related to actual and expected payments included in the preceding table comprise net increases of previously established reserves. The second-lien RMBS recoveries of actual and expected payments comprise $198 million in recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, offset by a $76 million reduction in excess interest cash flows from the securitizations. Other losses and LAE were primarily driven by first-lien RMBS mortgage and ABS CDO transactions as a result of continued credit deterioration within those sectors. Additionally, the reversal of loss and LAE reserves related to lower expected future claim payments from an insured tax-backed transaction were offset by the reversal of the corresponding recoveries of such payments.

Current period changes in the Company’s estimate of potential recoveries may impact the amount recorded as an insurance loss recoverable asset, the amount of expected recoveries on unpaid losses netted against the gross loss and LAE reserve liability, or both. Total paid losses, net of reinsurance and collections, for the nine months ended September 30, 2011 was $634 million, including $463 million related to insured second-lien RMBS transactions. For the nine months ended September 30, 2011, the increase in insurance loss recoverable related to paid losses totaled $231 million, and primarily related to insured second-lien RMBS transactions.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of September 30, 2011:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	50	28	14	194	286
Number of issues(1)	33	18	11	126	188
Remaining weighted average contract period (in years)	7.9	6.1	6.0	8.8	8.3
Gross insured contractual payments outstanding(2):
Principal	$4,728	$974	$543	$10,753	$16,998
Interest	2,743	334	139	5,509	8,725

Total	$7,471	$1,308	$682	$16,262	$25,723

Gross claim liability	$-	$-	$-	$1,988	$1,988
Less:
Gross potential recoveries	-	-	-	3,632	3,632
Discount, net	-	-	-	172	172

Net claim liability (recoverable)	$-	$-	$-	$(1,816)	$(1,816)

Unearned premium revenue	$161	$14	$3	$135	$313

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

The gross claim liability as of September 30, 2011 and December 31, 2010 in the preceding tables represents the Company’s estimate of undiscounted probability-weighted future claim payments, which principally relate to insured first and second-lien RMBS transactions and U.S. public finance transactions. The gross potential recoveries principally relate to insured second-lien RMBS transactions. Both amounts reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

The following table presents the components of the Company’s insurance loss reserves and recoverables for insured obligations within MBIA’s classified list as reported on the Company’s consolidated balance sheets as of September 30, 2011 and December 31, 2010. The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

In millions	As of September 30, 2011	As of December 31, 2010
Loss reserves (claim liability)	$873	$1,059
LAE reserves	59	70

Loss and LAE reserves	$932	$1,129

Insurance claim loss recoverable	$(2,761)	$(2,531)
LAE insurance loss recoverable	(9)	-

Insurance loss recoverable	$(2,770)	$(2,531)

Reinsurance recoverable on unpaid losses	$16	$14
Reinsurance recoverable on LAE reserves	0	1
Reinsurance recoverable on paid losses	2	0

Reinsurance recoverable on paid and unpaid losses	$18	$15

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

As of September 30, 2011, loss and LAE reserves include $1.6 billion of reserves for expected future payments offset by expected recoveries of such future payments of $687 million. As of December 31, 2010, loss and LAE reserves included $2.0 billion of reserves for expected future payments offset by expected recoveries of such future payments of $896 million. As of September 30, 2011 and December 31, 2010, the insurance loss recoverable primarily related to estimated recoveries of payments made by the Company resulting from ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans and expected future recoveries on second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions. The Company expects to be reimbursed for the majority of its potential recoveries related to ineligible mortgage loans by year-end 2012.

The following table presents the Company’s second-lien RMBS exposure, gross undiscounted claim liability and potential recoveries, before the elimination of amounts related to consolidated VIEs, as of September 30, 2011. All loan files reviewed with potential recoveries are included within the “Classified List.”

Second-lien RMBS Exposure		Outstanding		Gross Undiscounted
		Gross	Gross	Claim	Potential
$ in billions	Issues	Principal	Interest	Liability	Recoveries
Insured issues designated as “Classified List”	34	$7.9	$3.1	$0.7	$4.2
Loan files reviewed with potential recoveries	27	$7.5	$3.0	$0.7	$4.2

The Company has performed loan file reviews on 29 of the 34 issues and recorded recoveries on 27 of those 29 issues, primarily related to five issuers (Countrywide, RFC, GMAC, Morgan Stanley and Credit Suisse). The gross potential recoveries include estimated recoveries based on the Company’s incurred loss to date. In addition, the Company has recognized a recovery on one first-lien Alt-A transaction which has been excluded from the preceding table.

The following table presents changes in the Company’s loss and LAE reserve for the nine months ended September 30, 2011. Changes in the loss and LAE reserve attributable to the accretion of the claim liability discount, changes in discount rates, changes in the timing and amounts of estimated payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of September 30, 2011, the weighted average risk-free rate used to discount the Company’s loss reserve (claim liability) was 1.51%. LAE reserves are expected to be settled within a one year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Nine Months Ended September 30, 2011								Gross Loss and LAE Reserve as of September 30, 2011
Gross Loss and LAE Reserve as of December 31, 2010	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Timing of Payments	Changes in Amount of Net Payments	Changes in Assumptions	Changes in Unearned Premium Revenue	Change in LAE Reserves
$1,129	$(431)	$12	$9	$37	$(2)	$168	$22	$(12)	$932

The decrease in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily due to a decrease in reserves related to loss payments. Offsetting these decreases were changes in assumptions due to additional defaults and charge-offs of ineligible mortgage loans on insured second-lien RMBS issues outstanding as of December 31, 2010 and changes in the timing of payments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the nine months ended September 30, 2011. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in the timing and amounts of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

	Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Nine Months Ended September 30, 2011
In millions	Gross Reserve as of December 31, 2010	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Timing of Collections	Changes in Amount of Collections	Changes in Assumptions	Change in LAE Recoveries	Gross Reserve as of September 30, 2011
Insurance Loss Recoverable	$2,531	$(5)	$48	$47	$-	$(175)	$315	$9	$2,770
Recoveries on Unpaid Losses	896	-	13	60	-	-	(297)	15	687

Total	$3,427	$(5)	$61	$107	$-	$(175)	$18	$24	$3,457

The Company’s insurance loss recoverable increased primarily due to changes in assumptions associated with estimates of potential recoveries on issues outstanding as of December 31, 2010, and relate to ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, partially offset by changes in the amount of collections. Recoveries on unpaid losses decreased primarily due to changes in assumptions as a result of reduced expectations of future claim payments on U.S. public finance transactions, which resulted in a corresponding reduction in future expected recoveries.

The following table presents the Company’s total estimated recoveries from ineligible mortgage loans included in certain insured second-lien mortgage loan securitizations. The total estimated recoveries from ineligible loans of $2.8 billion as of September 30, 2011 include $1.9 billion recorded as “Insurance loss recoverable” and $938 million recorded as “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

In millions					Total Estimated
Total Estimated Recoveries from Ineligible Second-lien Loans as of December 31, 2010	Accretion of Future Collections	Changes in Discount Rates	Recoveries (Collections)	Changes in Assumptions	Recoveries from Ineligible Second-lien Loans as of September 30, 2011
$2,517	$55	$33	$-	$213	$2,818

The Company’s total estimated recoveries from ineligible loans in the preceding table increased primarily as a result of the probability-weighted scenarios as described within the preceding “RMBS Recoveries” section.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Loss adjustment expense incurred, gross	$31	$14	$76	$30
Loss adjustment expense incurred, net	$31	$14	$76	$29

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments

Financial Instruments

The following table presents the carrying value and fair value of financial instruments reported on the Company’s consolidated balance sheets as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011		As of December 31, 2010
In millions	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Investments held as available-for-sale and held at fair value	$10,182	$10,182	$11,739	$11,739
Other investments	151	151	188	188
Cash and cash equivalents	659	659	366	366
Receivable for investments sold	46	46	8	8
Derivative assets:
Insured derivatives	-	-	0	0
Non-insured derivatives	2	2	4	4

Total derivative assets	2	2	4	4
Assets of consolidated VIEs:
Cash	580	580	764	764
Investments held-to-maturity	3,886	3,492	4,039	3,760
Fixed-maturity securities held as available-for-sale	532	532	339	339
Fixed-maturity securities held as trading	3,276	3,276	5,241	5,241
Loans receivable	2,218	2,218	2,183	2,183
Loan repurchase commitments	938	938	835	835
Derivative assets	713	713	699	699
Liabilities:
Investment agreements	1,635	1,931	2,005	2,172
Medium-term notes	1,636	774	1,740	766
Securities sold under agreements to repurchase	387	385	471	454
Short-term debt	-	-	65	65
Long-term debt	1,841	983	1,851	1,155
Payable for investments purchased	54	54	2	2
Derivative liabilities:
Insured derivatives	4,901	4,901	4,375	4,375
Non-insured derivatives	365	365	242	242

Total derivative liabilities	5,266	5,266	4,617	4,617
Warrants	12	12	58	58
Liabilities of consolidated VIEs:
Variable interest entity notes	9,033	8,572	10,590	10,285
Long-term debt	360	355	360	340
Derivative liabilities	1,888	1,888	2,104	2,104
Financial Guarantees:
Gross	4,580	3,599	5,275	3,906
Ceded	109	97	112	48

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

Description of MBIA’s Insured Derivatives

As of September 30, 2011, the Company had $91.6 billion of gross par outstanding on insured derivatives. The majority of MBIA’s insured derivatives are “credit derivatives” that reference structured pools of cash securities and CDS. The Company generally insured the most senior liabilities of such transactions and, at transaction closing, the Company’s exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral underlying the Company’s insured derivatives consists of cash securities and CDS referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, CRE loans, and CDO securities. As of September 30, 2011, the gross par outstanding of the Company’s insured credit derivatives totaled $84.2 billion. The remaining $7.4 billion of gross par outstanding on insured derivatives as of September 30, 2011 primarily related to insured “interest rate” and “inflation-linked” swaps for which the Company has insured counterparty credit risk.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Most of MBIA’s insured CDS contracts require MBIA to make payments for losses of the principal outstanding under the contracts when losses on the underlying referenced collateral exceed a predetermined deductible. MBIA’s gross par outstanding and maximum payment obligation under these contracts as of September 30, 2011 was $65.5 billion. The underlying referenced collateral for contracts executed in this manner largely consist of investment grade corporate debt, structured CMBS pools and, to a lesser extent, corporate and multi-sector CDOs. MBIA’s multi-sector CDOs are classified into CDOs of high-grade U.S. ABS, including one CDO-squared transaction, and CDOs of mezzanine U.S. ABS. As of September 30, 2011, gross par outstanding on MBIA Corp.-insured CDOs of high-grade U.S. ABS totaled $4.4 billion. The majority of the collateral contained within the Company’s ABS multi-sector CDOs comprised RMBS. MBIA also had $18.7 billion of gross par outstanding on insured CDS contracts that require MBIA to make timely interest and ultimate principal payments.

Valuation Models Used

Approximately 81% of the balance sheet fair value of insured credit derivatives as of September 30, 2011 was valued using the BET Model. Approximately 19% of the balance sheet fair value of insured credit derivatives as of September 30, 2011 was valued using the internally developed Direct Price Model. An immaterial amount of insured credit derivatives were valued using other methods, including a dual default model.

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

As of September 30, 2011, sector-specific spreads were used in 7% of the transactions valued using the BET Model. Corporate spreads were used in 48% of the transactions and spreads benchmarked from the most relevant spread source were used for 45% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy, including using actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. The spread source can also be identified by whether or not it is based on collateral weighted average rating factor (“WARF”). No collateral-specific spreads are based on WARF, sector-specific and corporate spreads are based on WARF, and some benchmarked spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spreads were used for 91% of the transactions.

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

d. Input Adjustments for Insured CMBS Derivatives in the Current Market

Approximately $35.3 billion gross par of MBIA’s insured derivative transactions as of September 30, 2011 includes substantial amounts of CMBS and commercial mortgage collateral. Since the CMBX is now quoted in price terms and the BET Model requires a spread input, it is necessary to convert CMBX prices to spreads. Through the third quarter of 2010, the Company assumed that a portion of the CMBX price reflected market illiquidity. The Company assumed this illiquidity component was the difference between par and the price of the highest priced CMBX triple-A series. The Company assumed that the price of each CMBX index has two components: an illiquidity component and a loss component. The market implied losses were assumed to be the difference of par less the liquidity adjusted price. These loss estimates were converted to spreads using an internal estimate of duration. Beginning in the fourth quarter of 2010, the Company determined that it would not be appropriate to continue to use a CMBS illiquidity component in the models due to increased liquidity in the marketplace.

e. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET Model at discount rates which include MBIA CDS spreads as of September 30, 2011. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than the Company’s recovery derivative price multiplied by the unadjusted derivative liability.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Overall Model Results

As of September 30, 2011 and December 31, 2010, the Company’s net insured derivative liability was $4.9 billion and $4.4 billion, respectively, and was primarily related to the fair values of insured credit derivatives, based on the results of the aforementioned pricing models. In the current environment, the most significant driver of changes in fair value is nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $9.5 billion and $12.1 billion lower than the net liability that would have been estimated if the Company excluded nonperformance risk in its valuation as of September 30, 2011 and December 31, 2010, respectively. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of the Company’s economic condition, that the Company will be able to pay all claims when due.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following fair value hierarchy tables present information about the Company’s assets (including short-term investments) and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of September 30, 2011
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$749	$149	$-	$-	$898
Foreign governments	295	70	11	-	376
Corporate obligations	1	1,584	342	-	1,927
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,419	1	-	1,420
Residential mortgage-backed non-agency	-	421	25	-	446
Commercial mortgage-backed	-	35	32	-	67
Asset-backed securities:
Collateralized debt obligations	-	84	67	-	151
Other asset-backed	-	185	272	-	457
State and municipal bonds	-	852	-	-	852

Total taxable bonds	1,045	4,799	750	-	6,594
Tax exempt bonds:
State and municipal bonds	-	2,815	30	-	2,845
Other fixed-maturity investments	-	15	-	-	15

Total fixed-maturity investments	1,045	7,629	780	-	9,454
Money market securities	693	-	-	-	693
Perpetual preferred securities	-	146	1	-	147
Other	27	-	-	-	27

Total	1,765	7,775	781	-	10,321
Derivative assets:
Non-insured derivative assets:
Credit derivatives	-	1	-	-	1
Interest rate derivatives	-	89	3	-	92
Other	-	-	-	(91)	(91)

Total derivative assets	-	90	3	(91)	2

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of September 30, 2011
Assets of consolidated VIEs:
Corporate obligations	-	204	63	-	267
Mortgage-backed securities:
Residential mortgage-backed agency	-	4	-	-	4
Residential mortgage-backed non-agency	-	1,703	15	-	1,718
Commercial mortgage-backed	-	595	17	-	612
Asset-backed securities:
Collateralized debt obligations	-	437	206	-	643
Other asset-backed	-	275	71	-	346

Total fixed maturity securities at fair value	-	3,218	372	-	3,590
Money market securities	218	-	-	-	218
Loans receivable	-	-	2,218	-	2,218
Loan repurchase commitments	-	-	938	-	938
Derivative assets:
Credit derivatives	-	-	708	-	708
Interest rate derivatives	-	5	-	-	5

Total assets	$1,983	$11,088	$5,020	$(91)	$18,000

Liabilities:
Medium-term notes	$-	$-	$128	$-	$128
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	21	4,880	-	4,901
Non-insured derivatives:
Interest rate derivatives	-	450	-	-	450
Currency derivatives	-	6	-	-	6
Other	-	-	-	(91)	(91)
Other liabilities:
Warrants	-	12	-	-	12
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,992	3,131	-	5,123
Derivative liabilities:
Credit derivatives	-	-	1,473	-	1,473
Interest rate derivatives	-	397	-	-	397
Currency derivatives	-	-	18	-	18

Total liabilities	$-	$2,878	$9,630	$(91)	$12,417

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

Level 3 assets at fair value, as of September 30, 2011 and December 31, 2010, represented approximately 28% and 24%, respectively of total assets. Level 3 liabilities at fair value, represented approximately 78% of total liabilities for both September 30, 2011 and December 31, 2010.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2011 and 2010:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2011
In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2011

Assets:

Foreign governments	$13	$-	$-	$-	$(8)	$3	$-	$3	$-	$-	$-	$11	$-
Corporate obligations	294	(1)	-	(10)	(5)	19	-	(32)	(38)	115	-	342	-
Residential mortgage-backed agency	-	-	-	-	-	1	-	-	-	-	-	1	-
Residential mortgage-backed non-agency	28	(1)	-	1	-	2	-	(4)	-	1	(2)	25	-
Commercial mortgage-backed	50	(2)	-	-	-	-	-	(3)	(13)	-	-	32	-
Collateralized debt obligations	162	(2)	-	(3)	-	39	2	(79)	(28)	1	(25)	67	-
Other asset-backed	331	-	-	(27)	-	2	-	(9)	-	3	(28)	272	-
State and municipal taxable bonds	13	1	-	1	-	-	-	(15)	-	-	-	-	-
State and municipal tax-exempt bonds	32	-	-	-	-	-	-	(2)	-	-	-	30	-
Perpetual preferred securities	-	-	-	-	-	-	-	-	-	1	-	1	-
Assets of consolidated VIEs:
Corporate obligations	62	-	(5)	-	-	-	-	(1)	-	7	-	63	(2)
Residential mortgage-backed non-agency	17	-	3	-	-	-	-	(1)	(6)	2	-	15	1
Commercial mortgage-backed	27	-	(1)	-	-	-	-	-	(11)	2	-	17	(2)
Collateralized debt obligations	201	-	(17)	(7)	-	60	-	(1)	(21)	12	(21)	206	(14)
Other asset-backed	73	-	5	-	-	-	-	-	(6)	-	(1)	71	5
Loans receivable	2,320	-	(36)	-	-	-	-	(66)	-	-	-	2,218	(36)
Loan repurchase commitments	905	-	33	-	-	-	-	-	-	-	-	938	33

Total assets	$4,528	$(5)	$(18)	$(45)	$(13)	$126	$2	$(210)	$(123)	$144	$(77)	$4,309	$(15)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2011
Liabilities:
Medium-term notes	$206	$-	$(69)	$-	$(9)	$-	$-	$-	$-	$-	$-	$128	$(69)
Credit derivatives, net	5,656	79	(777)	-	-	-	-	(78)	-	-	-	4,880	(388)
Interest rate derivatives, net	(4)	-	1	-	-	-	-	-	-	-	-	(3)	5
Liabilities of consolidated VIEs:
VIE notes	4,513	-	(194)	-	-	-	-	(207)	(981)	-	-	3,131	(194)
Credit derivatives, net	920	-	(154)	-	-	-	-	(1)	-	-	-	765	(154)
Currency derivatives, net	16	-	2	-	-	-	-	-	-	-	-	18	2

Total liabilities	$11,307	$79	$(1,191)	$-	$(9)	$-	$-	$(286)	$(981)	$-	$-	$8,919	$(798)

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2010
In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Settlements and Sales, net	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2010
Assets:
U.S. Treasury and government agency	$27	$-	$-	$-	$-	$-	$-	$(27)	$-	$-
Foreign governments	12	-	-	-	1	6	-	-	19	-
Corporate obligations	284	-	-	-	3	(101)	18	(60)	144	-
Residential mortgage-backed agency	-	-	-	-	-	-	41	-	41	-
Residential mortgage-backed non-agency	30	-	-	2	-	(2)	50	(1)	79	-
Commercial mortgage-backed	14	-	-	-	2	(1)	-	(1)	14	-
Collateralized debt obligations	111	-	-	5	-	(13)	100	(2)	201	-
Other asset-backed	391	-	-	32	-	(31)	4	(9)	387	-
State and municipal tax-exempt bonds	38	-	-	-	-	(2)	-	-	36	-
Perpetual preferred securities	85	-	-	-	-	-	-	-	85	-
Assets of consolidated VIEs:
Corporate obligations	129	-	-	-	-	7	13	-	149	-
Residential mortgage-backed non-agency	53	-	-	-	-	(5)	30	-	78	-
Commercial mortgage-backed	216	-	3	-	-	(20)	17	-	216	-
Collateralized debt obligations	327	-	(53)	-	-	37	34	-	345	-
Other asset-backed	153	-	(19)	-	-	(4)	16	(26)	120	-
Loans receivable	2,608	-	(167)	-	42	(540)	-	-	1,943	-
Loan repurchase commitments	792	-	2	-	-	-	-	-	794	2

Total assets	$5,270	$-	$(234)	$39	$48	$(669)	$323	$(126)	$4,651	$2

Liabilities:
Medium-term notes	$109	$-	$(9)	$-	$10	$-	$-	$-	$110	$(9)
Credit derivatives, net	4,414	(519)	1,046	-	-	519	-	-	5,460	531
Interest rate derivatives, net	(7)	-	4	-	(4)	-	-	-	(7)	17
Currency derivatives, net	(7)	-	(7)	-	(2)	-	-	-	(16)	(10)
Liabilities of consolidated VIEs:
VIE notes	5,045	-	232	-	45	(540)	-	-	4,782	-
Derivative contracts, net	370	-	17	-	-	155	-	-	542	17

Total liabilities	$9,924	$(519)	$1,283	$-	$49	$134	$-	$-	$10,871	$546

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $144 million and $77 million, respectively, for the three months ended September 30, 2011. Transfers into and out of Level 2 were $77 million and $144 million, respectively, for the three months ended September 30, 2011. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations, CDOs and other asset-backed comprised the majority of the transferred instruments. There were no transfers into or out of Level 1. For the three months ended September 30, 2011, the net unrealized losses related to the transfers into Level 3 were $5 million and the net unrealized gains related to the transfers out of Level 3 were $11 million.

Transfers into and out of Level 3 were $323 million and $126 million, respectively, for the three months ended September 30, 2010. Transfers into and out of Level 2 were $126 million and $323 million, respectively, for the three months ended September 30, 2010. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. RMBS non-agency, CDOs, RMBS agency and CMBS comprised the majority of the transferred instruments. There were no transfers in or out of Level 1. For the three months ended September 30, 2010, the net unrealized losses related to the transfers into Level 3 were $15 million and the net unrealized gains related to the transfers out of Level 3 were $1 million.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2011 and 2010:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2011

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2011
Assets:

Foreign governments	$11	$-	$-	$-	$(7)	$9	$-	$(2)	$-	$7	$(7)	$11	$-
Corporate obligations	246	(2)	-	(3)	(2)	31	-	(65)	(50)	202	(15)	342	-
Residential mortgage-backed agency	41	-	-	1	-	2	-	(1)	(1)	-	(41)	1	-
Residential mortgage-backed non-agency	48	(2)	-	11	(1)	13	-	(14)	(19)	9	(20)	25	-
Commercial mortgage-backed	41	(2)	-	2	1	8	-	(3)	(14)	-	(1)	32	-
Collateralized debt obligations	191	(4)	-	25	-	47	3	(112)	(36)	49	(96)	67	-
Other asset-backed	350	-	-	(26)	-	11	-	(20)	(2)	16	(57)	272	-
State and municipal taxable bonds	14	1	-	-	-	-	-	(15)	-	-	-	-	-
State and municipal tax-exempt bonds	36	-	-	-	-	2	-	(7)	(1)	-	-	30	-
Perpetual preferred securities	-	-	-	-	-	-	-	-	-	1	-	1	-
Assets of consolidated VIEs:
Corporate obligations	82	-	(18)	-	-	-	-	(5)	-	11	(7)	63	(2)
Residential mortgage-backed non-agency	40	-	2	3	-	-	-	(6)	(6)	2	(20)	15	2
Commercial mortgage-backed	23	-	6	-	-	-	-	(2)	(12)	2	-	17	3
Collateralized debt obligations	245	-	(27)	(7)	-	60	-	(3)	(21)	48	(89)	206	1
Other asset-backed	81	-	(3)	-	-	-	-	(2)	(6)	2	(1)	71	2
Loans receivable	2,183	-	260	-	-	-	-	(223)	(2)	-	-	2,218	260
Loan repurchase commitments	835	-	91	-	-	-	12	-	-	-	-	938	91
Total assets	$4,467	$(9)	$311	$6	$(9)	$183	$15	$(480)	$(170)	$349	$(354)	$4,309	$357

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2011
Liabilities:
Medium-term notes	$116	$-	$9	$-	$3	$-	$-	$-	$-	$-	$-	$128	$9
Credit derivatives, net	4,350	683	530	-	-	-	-	(683)	-	-	-	4,880	2,160
Interest rate derivatives, net	(5)	-	1	-	-	-	-	-	-	1	-	(3)	6
Liabilities of consolidated VIEs:
VIE notes	4,673	-	75	-	-	-	-	(456)	(1,161)	-	-	3,131	75
Credit derivatives, net	768	-	(3)	-	-	-	-	-	-	-	-	765	(3)
Currency derivatives, net	14	-	4	-	-	-	-	-	-	-	-	18	4

Total liabilities	$9,916	$683	$616	$-	$3	$-	$-	$(1,139)	$(1,161)	$1	$-	$8,919	$2,251

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2010
In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Settlements and Sales, net	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2010
Assets:
U.S. Treasury and government agency	$6	$-	$-	$-	$-	$21	$-	$(27)	$-	$-
Foreign governments	12	-	-	-	1	6	-	-	19	-
Corporate obligations	281	(1)	-	31	(2)	(142)	59	(82)	144	-
Residential mortgage-backed agency	48	-	-	2	-	(5)	41	(45)	41	-
Residential mortgage-backed non-agency	64	(3)	-	34	-	(23)	53	(46)	79	-
Commercial mortgage-backed	20	-	-	1	(1)	(5)	-	(1)	14	-
Collateralized debt obligations	245	(12)	-	65	-	(89)	116	(124)	201	-
Other asset-backed	401	-	-	7	-	(12)	17	(26)	387	-
State and municipal tax-exempt bonds	50	1	-	1	-	(16)	-	-	36	-
Perpetual preferred securities	77	-	-	9	-	(1)	-	-	85	-
Other fixed-maturity investments	19	-	-	-	-	(19)	-	-	-	-
Assets of consolidated VIEs:
Corporate obligations	-	-	76	-	-	68	13	(8)	149	-
Residential mortgage-backed non-agency	166	(1)	(253)	3	-	(96)	311	(52)	78	-
Commercial mortgage-backed	3	-	221	-	-	33	18	(59)	216	-
Collateralized debt obligations	42	-	(80)	-	-	321	74	(12)	345	-
Other asset-backed	193	-	(11)	-	-	(51)	18	(29)	120	-
Loans receivable	-	-	28	-	21	1,894	-	-	1,943	-
Loan repurchase commitments	-	-	79	-	-	715	-	-	794	79

Total assets	$1,627	$(16)	$60	$153	$19	$2,599	$720	$(511)	$4,651	$79

Liabilities:
Medium-term notes	$110	$-	$6	$-	$(6)	$-	$-	$-	$110	$6
Credit derivatives, net	3,799	(366)	1,719	-	-	308	-	-	5,460	1,208
Interest rate derivatives, net	(6)	(8)	7	-	-	-	-	-	(7)	23
Currency derivatives, net	(3)	-	(9)	-	(4)	-	-	-	(16)	(22)
Liabilities of consolidated VIEs:
VIE notes	-	-	366	-	39	4,377	-	-	4,782	-
Derivative contracts, net	-	-	20	-	-	522	-	-	542	20

Total liabilities	$3,900	$(374)	$2,109	$-	$29	$5,207	$-	$-	$10,871	$1,235

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $350 million and $354 million, respectively, for the nine months ended September 30, 2011. Transfers into and out of Level 2 were $354 million and $350 million, respectively, for the nine months ended September 30, 2011. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations and CDOs comprised the majority of the transferred instruments. There were no transfers into or out of Level 1. For the nine months ended September 30, 2011, the net unrealized losses related to the transfers into Level 3 were $5 million and the net unrealized gains related to the transfers out of Level 3 were $33 million.

Transfers into and out of Level 3 were $720 million and $511 million, respectively, for the nine months ended September 30, 2010. Transfers into and out of Level 2 were $511 million and $720 million, respectively, for the nine months ended September 30, 2010. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. RMBS non-agency, CDOs, RMBS agency and CMBS comprised the majority of the transferred instruments. There were no transfers in or out of Level 1. For the nine months ended September 30, 2010, the net unrealized losses related to the transfers into Level 3 were $13 million and the net unrealized gains related to the transfers out of Level 3 were $45 million.

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the three months ended September 30, 2011 and 2010 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended September 30, 2011
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$777	$(79)	$77	$-	$328

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of September 30, 2011	$388	$-	$73	$-	$331

	Three Months Ended September 30, 2010
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(1,046)	$519	$3	$-	$(15)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of September 30, 2010	$(531)	$-	$(7)	$-	$(15)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the nine months ended September 30, 2011 and 2010 are reported on the consolidated statements of operations as follows:

	Nine Months Ended September 30, 2011
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(530)	$(683)	$(12)	$-	$235

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of September 30, 2011	$(2,160)	$-	$(6)	$-	$281

	Nine Months Ended September 30, 2010
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(1,719)	$374	$2	$-	$59

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of September 30, 2010	$(1,208)	$-	$(1)	$-	$59

Fair Value Option

The Company elected to record at fair value certain financial instruments of the VIEs that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following tables present the changes in fair value included in the Company’s consolidated statement of operations for the three months ended September 30, 2011 and 2010 for all financial instruments for which the fair value option was elected.

	Three Months Ended September 30,
	2011			2010
In millions	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Total Changes in Fair Value	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Total Changes in Fair Value
Fixed-maturity securities held at fair value	$(286)	$-	$(286)	$90	$-	$90
Loans receivable at fair value:
Residential mortgage loans	(65)	-	(65)	(164)	-	(164)
Other loans	(37)	-	(37)	38	-	38
Loan repurchase commitments	33	-	33	2	-	2
Other assets	(162)	-	(162)	(1)	-	(1)
Long-term debt	481	-	481	91	-	91

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the changes in fair value included in the Company’s consolidated statements of operations for the nine months ended September 30, 2011 and 2010 for all financial instruments for which the fair value option was elected.

	Nine Months Ended September 30,
	2011			2010
In millions	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Total Changes in Fair Value	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Total Changes in Fair Value
Fixed-maturity securities held at fair value	$(338)	$-	$(338)	$337	$21	$358
Loans receivable at fair value:
Residential mortgage loans	65	-	65	204	220	424
Other loans	(30)	-	(30)	56	-	56
Loan repurchase commitments	103	-	103	296	63	359
Other assets	(184)	-	(184)	(3)	159	156
Long-term debt	367	-	367	(332)	(333)	(665)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2011 and December 31, 2010 for loans and long-term debt for which the fair value option has been elected.

	As of September 30, 2011			As of December 31, 2010
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$2,842	$2,079	$763	$3,334	$2,014	$1,320
Residential mortgage loans (90 days or more past due)	238	-	238	243	-	243
Other loans	299	92	207	412	124	288
Other loans (90 days or more past due)	154	47	107	149	45	104

Total loans receivable at fair value	$3,533	$2,218	$1,315	$4,138	$2,183	$1,955

Long-term debt	$17,361	$5,123	$12,238	$17,217	$6,680	$10,537

Substantially all gains and losses included in earnings during the nine months ended September 30, 2011 on loans receivable and long-term debt reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the long-term debt, resulting in depressed pricing of the financial instruments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments

The Company’s fixed-maturity portfolio consists of high-quality (average rating Aa) taxable and tax-exempt investments of diversified maturities. Other investments primarily comprise equity investments, including those accounted for under the equity method, highly rated perpetual securities and loan receivables that bear interest. The following tables present the amortized cost, fair value and other-than-temporary impairments of fixed-maturity investments and other investments designated as available-for-sale in the consolidated investment portfolio of the Company as of September 30, 2011 and December 31, 2010:

	September 30, 2011
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$825	$59	$-	$884	$-
Foreign governments	354	22	-	376	-
Corporate obligations	1,895	54	(109)	1,840	-
Mortgage-backed securities:
Residential mortgage-backed agency	1,322	56	-	1,378	-
Residential mortgage-backed non-agency	387	44	(85)	346	(127)
Commercial mortgage-backed	63	1	(8)	56
Asset-backed securities:
Collateralized debt obligations	271	-	(123)	148	(70)
Other asset-backed	595	2	(148)	449	-
State and municipal bonds	804	55	(11)	848	-

Total taxable bonds	6,516	293	(484)	6,325	(197)
Tax-exempt bonds:
State and municipal bonds	2,771	80	(10)	2,841	-

Total tax-exempt bonds	2,771	80	(10)	2,841	-

Total fixed-maturity investments	9,287	373	(494)	9,166	(197)
Other investments:
Perpetual preferred securities	178	-	(31)	147	-
Other investments	26	2	-	28	-
Money market securities	689	-	-	689	-

Total other investments	893	2	(31)	864	-
Assets of consolidated VIEs:
Corporate obligations	2	-	-	2	-
Mortgage-backed securities:
Residential mortgage-backed non-agency	124	-	(28)	96	-
Asset-backed securities:
Collateralized debt obligations	185	-	(14)	171	-
Other asset-backed	45	-	-	45	-
Other investments:
Money market securities	218	-	-	218	-

Total available-for-sale investments	$10,754	$375	$(567)	$10,562	$(197)

(1)	- Represents the amount of other-than-temporary losses recognized in accumulated other comprehensive income (loss) since the adoption of the accounting guidance for other-than-temporary impairments.

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

The fair value of securities on deposit with various regulatory authorities was $11 million as of September 30, 2011 and December 31, 2010. These deposits are required to comply with state insurance laws.

All of the obligations under investment agreements require the Company to pledge securities as collateral. As of September 30, 2011 and December 31, 2010, the fair value of securities pledged as collateral with respect to these investment agreements approximated $1.8 billion and $2.4 billion, respectively. Additionally, the Company pledged cash as collateral under investment agreements in the amount of $378 million and $113 million as of September 30, 2011 and December 31, 2010, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution by contractual maturity of available-for-sale fixed-maturity investments at amortized cost and fair value as of September 30, 2011. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$721	$723	$-	$-
Due after one year through five years	1,147	1,170	2	2
Due after five years through ten years	1,014	1,052	-	-
Due after ten years through fifteen years	826	846	-	-
Due after fifteen years	2,941	2,998	-	-
Mortgage-backed	1,772	1,780	124	96
Asset-backed	866	597	230	216

Total fixed-maturity investments	$9,287	$9,166	$356	$314

Investments that are held-to-maturity are reported on the Company’s consolidated balance sheets at amortized cost. These investments, which primarily relate to the Company’s consolidated VIEs, principally consist of ABS and loans issued by major national and international corporations and other structured finance clients. As of September 30, 2011, unrecognized gross gains were insignificant and unrecognized gross losses were $394 million. There were no unrecognized gross gains as of December 31, 2010. Unrecognized gross losses were $279 million as of December 31, 2010. The following table presents the distribution of held-to-maturity investments by contractual maturity at amortized cost and fair value as of September 30, 2011:

			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years(1)	1	1	-	-
Due after five years through ten years	-	-	-	-
Due after ten years through fifteen years	-	-	-	-
Due after fifteen years	-	-	-	-
Mortgage-backed	-	-	-	-
Asset-backed	-	-	3,886	3,492

Total held-to-maturity investments	$1	$1	$3,886	$3,492

(1) - Relates to tax credit investments reported in “Other investments” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following tables present the gross unrealized losses included in accumulated other comprehensive income (loss) as of September 30, 2011 and December 31, 2010 related to available-for-sale fixed-maturity and other investments. These tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	September 30, 2011
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$16	$-	$-	$-	$16	$-
Foreign governments	31	-	-	-	31	-
Corporate obligations	277	(8)	497	(101)	774	(109)
Mortgage-backed securities:
Residential mortgage-backed agency	22	-	51	-	73	-
Residential mortgage-backed non-agency	57	(5)	181	(80)	238	(85)
Commercial mortgage-backed	18	(2)	24	(6)	42	(8)
Asset-backed securities:
Collateralized debt obligations	14	(2)	130	(121)	144	(123)
Other asset-backed	82	(12)	318	(136)	400	(148)
State and municipal bonds	-	-	79	(11)	79	(11)

Total taxable bonds	517	(29)	1,280	(455)	1,797	(484)
Tax-exempt bonds:
State and municipal bonds	182	(3)	162	(7)	344	(10)

Total tax-exempt bonds	182	(3)	162	(7)	344	(10)

Total fixed-maturity investments	699	(32)	1,442	(462)	2,141	(494)
Other investments:
Perpetual preferred securities	49	(4)	83	(27)	132	(31)

Total other investments	49	(4)	83	(27)	132	(31)
Assets of consolidated VIEs:
Mortgage-backed securities:
Residential mortgage-backed non-agency	4	-	93	(28)	97	(28)
Asset-backed securities:
Collateralized debt obligations	69	(1)	102	(13)	171	(14)
Other asset-backed	8	-	-	-	8	-

Total	$829	$(37)	$1,720	$(530)	$2,549	$(567)

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

Gross unrealized losses on available-for-sale securities presented in the preceding tables decreased as of September 30, 2011 compared with December 31, 2010 primarily as a result of lower invested balances as of September 30, 2011 largely due to asset sales. Investments with unrealized losses that met the criteria described in the “Other-Than-Temporary Impairments” section below were tested for other-than-temporary impairments and principally related to ABS, MBS, and corporate obligations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of ABS included in the Company’s consolidated investment portfolio as of September 30, 2011 for which fair value was less than amortized cost. Of the total fair value and unrealized losses of ABS, $413 million of fair value and $124 million of unrealized losses are included in the Company’s asset/liability products investment portfolio. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of September 30, 2011 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Asset-backed Sector	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS CDO	$74	$(1)	$5	$-	$7	$(2)	$1	$(3)	$29	$(55)	$-	$-	$116	$(61)

Corporate CDO	48	(7)	13	(1)	69	(10)	21	(9)	61	(59)	24	(4)	236	(90)

Auto loans	-	-	2	-	-	-	-	-	13	-	-	-	15	-

Credit cards	3	-	-	-	-	-	-	-	-	-	-	-	3	-

Equipment leases	1	-	-	-	-	-	29	(3)	-	-	-	-	30	(3)
Small business/ student loans	18	(3)	-	-	-	-	-	-	12	(1)	-	-	30	(4)

Other ABS	12	-	32	(4)	58	(11)	43	(6)	115	(9)	33	(97)	293	(127)

Total	$156	$(11)	$52	$(5)	$134	$(23)	$94	$(21)	$230	$(124)	$57	$(101)	$723	$(285)

Sixty percent of the Company’s investments in ABS reported in the preceding table were rated investment grade with 21% rated Aaa. Of the total ABS investments reported in the preceding table, $323 million include the benefit of guarantees provided by MBIA Corp. and $119 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed ABS investments using the higher of the guarantors’ ratings or the underlying bond ratings was Baa and the average underlying credit rating of guaranteed ABS investments, without giving effect to the guarantees, was below investment grade. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $239 million or 33% of the securities included in the preceding table were rated below investment grade.

The following table presents the fair values and gross unrealized losses by credit rating category of MBS included in the Company’s consolidated investment portfolio as of September 30, 2011 for which fair value was less than amortized cost. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of September 30, 2011 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Mortgage-backed Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
RMBS:
Collateralized	$66	$(1)	$45	$(10)	$10	$(1)	$2	$-	$51	$(26)	$-	$-	$174	$(38)

Home equity	3	-	81	(25)	1	-	-	-	87	(43)	23	-	195	(68)

Pass-through securities	22	-	-	-	-	-	-	-	-	-	-	-	22	-

Other	-	-	17	(4)	-	-	-	-	8	(4)	-	-	25	(8)

CMBS	2	-	1	-	4	-	25	(6)	2	(1)	-	-	34	(7)

Total	$93	$(1)	$144	$(39)	$15	$(1)	$27	$(6)	$148	$(74)	$23	$-	$450	$(121)

Sixty-two percent of the Company’s investments in MBS reported in the preceding table were rated investment grade with 21% rated Aaa. Of the total MBS investments reported in the preceding table, $18 million include the benefit of guarantees provided by MBIA Corp. and $259 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed MBS investments using the higher of the guarantors’ ratings or the underlying bond ratings was Baa and the average underlying credit rating of guaranteed MBS investments, without giving effect to the guarantees, was below investment grade. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $257 million or 57% of the securities included in the preceding table were rated below investment grade.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of direct corporate obligations included in the Company’s consolidated investment portfolio as of September 30, 2011 for which fair value was less than amortized cost. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of September 30, 2011 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate Obligations	$70	$-	$156	$(26)	$189	$(26)	$232	$(27)	$104	$(24)	$23	$(6)	$774	$(109)

Eighty-four percent of the Company’s investments in corporate obligations reported in the preceding table were rated investment grade with 9% rated Aaa. Of the total corporate obligations reported in the preceding table, $21 million include the benefit of guarantees provided by National, $114 million include the benefit of guarantees provided by MBIA Corp., and $54 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed corporate obligations included in the preceding table using the higher of the guarantors’ ratings or the underlying bond ratings was A and the average underlying credit rating of these guaranteed corporate obligations without giving effect to the guarantees was Baa. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp. and National, $132 million or 17% of the securities included in the preceding table were rated below investment grade.

The following tables present the gross unrealized losses of held-to-maturity investments as of September 30, 2011 and December 31, 2010. Held-to-maturity investments are reported at amortized cost on the Company’s consolidated balance sheets. The tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	September 30, 2011
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Other asset-backed securities	$283	$(31)	$2,872	$(363)	$3,155	$(394)

Total	$283	$(31)	$2,872	$(363)	$3,155	$(394)

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Other asset-backed securities	$-	$-	$3,760	$(279)	$3,760	$(279)

Total	$-	$-	$3,760	$(279)	$3,760	$(279)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

As of September 30, 2011 and December 31, 2010, the Company’s available-for-sale fixed-maturity investment, other investment and held-to-maturity investment portfolios’ gross unrealized losses totaled $961 million and $1.1 billion, respectively. The weighted average contractual maturity of securities in an unrealized loss position as of September 30, 2011 and December 31, 2010 was 22 years and 20 years, respectively. As of September 30, 2011, there were 313 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $893 million. Within these securities, the book value of 215 securities exceeded market value by more than 5% as presented in the following table:

Percentage Book Value Exceeded Market Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
5% to 15%	52	$2,358	$2,136
16% to 25%	51	1,096	860
26% to 50%	79	556	370
Greater than 50%	33	245	60

Total	215	$4,255	$3,426

As of December 31, 2010, there were 412 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $941 million. Within the 412 securities, the book value of 321 securities exceeded market value by more than 5%.

Other-Than-Temporary Impairments

The Company has an ongoing review process for all securities in its investment portfolio, including a quarterly assessment of other-than-temporary impairments. Key factors considered when assessing other-than-temporary impairments include but are not limited to: (a) structural and economic factors among security types that represent the Company’s largest exposure to credit impairment losses, (b) the duration and severity of the unrealized losses (i.e., a decline in the market value of a security by 20% or more at the time of the review, or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period) and (c) the results of various cash flow modeling techniques. As of September 30, 2011, the fair value and related unrealized loss of available-for-sale securities totaled $2.5 billion and $567 million, respectively, and consisted primarily of ABS, MBS, and corporate obligations. Based on its evaluation, the Company realized other-than-temporary impairments of $44 million for the nine months ended September 30, 2011, primarily related to RMBS, CDOs and corporate obligations.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table provides information about securities held by the Company as of September 30, 2011 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Asset-backed:
MBIA(1)	$323	$(80)	$22
Other	119	(24)	-

Total asset-backed	442	(104)	22
Mortgage-backed:
MBIA(1)	18	(5)	1
Other	259	(97)	-

Total mortgage-backed	277	(102)	1
Corporate obligations:
MBIA(1)	135	(19)	-
Other	54	(13)	-

Total corporate obligations	189	(32)	-
Other:
MBIA(1)	155	(14)	-
Other	86	(3)	-

Total other	241	(17)	-

Total	$1,149	$(255)	$23

(1)	- Includes investments insured by MBIA Corp. and National.
(2)	- Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of September 30, 2011 that would require the sale of impaired securities.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Investment Income and Gains and Losses

The following table includes total investment income from all operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Net investment income:
Fixed-maturity	$87	$104	$279	$313
Held-to-maturity	1	2	5	5
Short-term investments	1	3	5	8
Other investments	3	5	10	17
Consolidated VIEs	17	21	53	51

Gross investment income	109	135	352	394
Investment expenses	-	2	-	4

Net investment income	109	133	352	390
Realized gains and losses:
Fixed-maturity:
Gains	46 (1)	55	117 (1)	90
Losses	(56)	(5)	(133)	(84)

Net	(10)	50	(16)	6
Other investments:
Gains	-	-	9	1
Losses	(1)	-	(1)	(1)

Net	(1)	-	8	-

Total net realized gains (losses)(2)	(11)	50	(8)	6

Total investment income	$98	$183	$344	$396

(1)	- Includes net trading gains of $2 million and $5 million for the three and nine months ended September 30, 2011, respectively.
(2)	- Reported within the “Net gains (losses) on financial instruments at fair value and foreign exchange” and “Net investment losses related to other-than-temporary impairments” line items on MBIA’s consolidated statements of operations.

Total investment income is generated as a result of the ongoing management of the Company’s investment portfolios. For the three and nine months ended September 30, 2011, total investment income decreased from the same period of 2010 primarily due to higher losses related to fixed-maturity investment sales and lower asset bases.

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

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2011	2010	2011	2010
Beginning balance	$283	$265	$262	$389
Accounting transition adjustment(1)	-	-	-	(148)
Additions for credit loss impairments recognized in the current period on securities not previously impaired	5	-	5	23
Additions for credit loss impairments recognized in the current period on securities previously impaired	6	-	32	17
Reductions for credit loss impairments previously recognized on securities sold during the period	(5)	(3)	(10)	(14)
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period(2)	-	-	-	(4)
Reductions for increases in cash flows expected to be collected over the remaining life of the security	-	-	-	(1)

Ending balance	$289	$262	$289	$262

(1)	- Reflects the adoption of the accounting principles for the consolidation of VIEs.
(2)	- Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

For ABS (e.g. RMBS and CDOs), the Company estimated expected future cash flows of each security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for each significant class of ABS for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
Asset-backed Securities	2011	2010
Expected size of losses(1):
Range(2)	1.59% to 100%	0.21% to 100%
Weighted average(3)	64.58%	44.90%
Current subordination levels(4):
Range(2)	0.00% to 29.46%	0.00% to 42.16%
Weighted average(3)	0.00%	5.18%
Prepayment speed (annual CPR)(5):
Range(2)	0.00 to 100	0.00 to 38.13
Weighted average(3)	15.62	9.08

(1)	- Represents future expected credit losses on impaired assets expressed as a percentage of total outstanding balance.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Investment Income and Gains and Losses (continued)

Net unrealized gains (losses), including the portion of other-than-temporary impairments included in accumulated other comprehensive income (loss), reported within shareholders’ equity consisted of:

In millions	As of September 30, 2011	As of December 31, 2010
Fixed-maturity:
Gains	$373	$208
Losses	(536)	(782)
Foreign exchange	9	(14)

Net	(154)	(588)
Other investments:
Gains	2	10
Losses	(31)	(22)

Net	(29)	(12)

Total	(183)	(600)
Deferred income tax provision (benefit)	(76)	(208)

Unrealized gains (losses), net	$(107)	$(392)

The change in net unrealized gains (losses) presented in the table above consisted of:

In millions	As of September 30, 2011	As of December 31, 2010
Fixed-maturity	$434	$749
Other investments	(17)	47

Total	417	796
Deferred income tax charged (credited)	132	213

Change in unrealized gains (losses), net (1)	$285	$583

(1)	- The annual change as of December 31, 2010 included $266 million of net unrealized gains due to the transition adjustment for the adoption of the accounting principles for consolidation of VIEs.

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

Structured Finance and International Insurance

The Company entered into derivative transactions that it viewed as an extension of its core financial guarantee business but which do not qualify for the financial guarantee scope exception and, therefore, must be recorded at fair value on the balance sheet. The Company’s structured finance and international insurance operations, which insured the majority of the Company’s notional derivative exposure, have insured derivatives primarily consisting of structured pools of CDS contracts that the Company intends to hold for the entire term of the contract absent a negotiated settlement with the counterparty. The Company reduces risks embedded in its insured portfolio through the use of reinsurance. This includes cessions of insured derivatives under reinsurance agreements in which the Company economically hedges a portion of the credit and market risk associated with its insured credit derivative portfolio. Such arrangements are also accounted for as derivatives and recorded in the Company’s financial statements at fair value. As of September 30, 2011 and December 31, 2010, the amount of these arrangements was immaterial.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

Credit Derivatives Sold

The following table presents information about credit derivatives sold (insured) by the Company’s insurance operations that were outstanding as of September 30, 2011. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

	$16,791	$16,791	$16,791	$16,791	$16,791	$16,791	$16,791	$16,791
In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	6.0 Years	$16,132	$16,023	$7,000	$16,791	$28,022	$83,968	$(4,838)
Non-insured credit default swaps-VIE	4.1 Years	-	-	-	-	2,476	2,476	(1,473)
Insured swaps	20.2 Years	-	281	4,323	2,663	142	7,409	(9)
All others	3.1 Years	-	-	-	-	195	195	(54)

Total notional		$16,132	$16,304	$11,323	$19,454	$30,835	$94,048

Total fair value		$(147)	$(114)	$(147)	$(1,052)	$(4,914)		$(6,374)

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

Referenced credit ratings assigned by MBIA to insured credit derivatives are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future payments that MBIA may be required to make under these guarantees is $92.7 billion. This amount is net of $177 million of insured derivatives ceded under reinsurance agreements in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

The following table presents information about credit derivatives sold by the Company’s asset/liability products business that were outstanding as of September 30, 2011. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

	$4,331	$4,331	$4,331	$4,331	$4,331	$4,331	$4,331	$4,331
In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Principal protection guarantees	0.3 Years	$4,331	$-	$-	$-	$-	$4,331	$-

Total notional		$4,331	$-	$-	$-	$-	$4,331	$-

Total fair value		$-	$-	$-	$-	$-		$-

The following table presents information about credit derivatives sold by the Company’s asset/liability products business that were outstanding as of December 31, 2010. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

	$4,331	$4,331	$4,331	$4,331	$4,331	$4,331	$4,331	$4,331
In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Principal protection guarantees	1.0 Years	$4,237	$-	$-	$-	$-	$4,237	$-

Total notional		$4,237	$-	$-	$-	$-	$4,237	$-

Total fair value		$-	$-	$-	$-	$-		$-

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

As of September 30, 2011, the total fair value of the Company’s derivative assets, after counterparty netting, was $724 million, of which $715 million was reported within “Derivative assets” and “Derivative assets-VIEs” on the Company’s consolidated balance sheets, and the total fair value of the Company’s derivative liabilities, after counterparty netting, was $7.2 billion which was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

As of September 30, 2011, the total fair value of the Company’s derivative assets, before counterparty netting, was $815 million and the total fair value of the Company’s derivative liabilities, before counterparty netting, was $7.3 billion. The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of September 30, 2011:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$268	Derivative assets	$14	Derivative liabilities	$(46)

Total designated	$268		$14		$(46)

Not designated as hedging instruments:
Insured credit default swaps	$83,968	Derivative assets	$-	Derivative liabilities	$(4,838)
Insured swaps	7,409	Derivative assets	-	Derivative liabilities	(9)
Non-insured credit default swaps	30	Derivative assets	1	Derivative liabilities	-
Non-insured credit default swaps-VIE	3,599	Derivative assets-VIE	709	Derivative liabilities-VIE	(1,473)
Interest rate swaps	2,894	Derivative assets	78	Derivative liabilities	(404)
Interest rate swaps-VIE	8,060	Derivative assets-VIE	-	Derivative liabilities-VIE	(397)
Interest rate swaps—embedded	495	Medium-term notes	9	Medium-term notes	(13)
Currency swaps	65	Derivative assets	-	Derivative liabilities	(6)
Currency swaps-VIE	126	Derivative assets-VIE	-	Derivative liabilities-VIE	(18)
All other	4,525	Derivative assets	-	Derivative liabilities	(54)
All other-VIE	465	Derivative assets-VIE	4	Derivative liabilities-VIE	-
All other—embedded	168	Other investments	-	Other investments	(14)

Total non-designated	$111,804		$801		$(7,226)

Total derivatives	$112,072		$815		$(7,272)

(1) - In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

As of December 31, 2010, the total fair value of the Company’s derivative assets, after counterparty netting, was $708 million, of which $703 million was reported within “Derivative assets” and “Derivative assets-VIEs” on the Company’s consolidated balance sheets, and the total fair value of the Company’s derivative liabilities, after counterparty netting, was $6.7 billion which was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheets.

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

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$394	Derivative assets	$16	Derivative liabilities	$(41)
Currency swaps	20	Derivative assets	-	Derivative liabilities	(2)

Total designated	$414		$16		$(43)
Not designated as hedging instruments:
Insured credit default swaps	$99,331	Derivative assets	$-	Derivative liabilities	$(4,325)
Insured swaps	10,537	Derivative assets	-	Derivative liabilities	(11)
Non-insured credit default swaps	35	Derivative assets	3	Derivative liabilities	-
Non-insured credit default swaps-VIE	3,973	Derivative assets-VIE	687	Derivative liabilities-VIE	(1,455)
Interest rate swaps	3,480	Derivative assets	46	Derivative liabilities	(255)
Interest rate swaps-VIE	14,054	Derivative assets-VIE	2	Derivative liabilities-VIE	(634)
Interest rate swaps—embedded	493	Medium-term notes	5	Medium-term notes	(7)
Interest rate swaps—embedded-VIE	100	Other assets-VIE	-	Other liabilities-VIE	(1)
Currency swaps	47	Derivative assets	-	Derivative liabilities	(4)
Currency swaps-VIE	137	Derivative assets-VIE	-	Derivative liabilities-VIE	(14)
All other	4,644	Derivative assets	-	Derivative liabilities	(40)
All other-VIE	592	Derivative assets-VIE	10	Derivative liabilities-VIE	-
All other—embedded	219	Other investments	-	Other investments	(9)

Total non-designated	$137,642		$753		$(6,755)

Total derivatives	$138,056		$769		$(6,798)

(1) - In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following tables present the effect of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2011:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(8)	$8	$-
Interest rate swaps	Interest income (expense)	-	-	(2)

Total		$(8)	$8	$(2)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$756
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(53)
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	154
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(128)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(25)
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	4
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)
All other	Unrealized gains (losses) on insured derivatives	20
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(6)
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(5)

Total		$715

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following tables present the effect of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2010:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(4)	$4	$-
Interest rate swaps	Interest income (expense)	-	-	(2)
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(2)	2	-

Total		$(6)	$6	$(2)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(1,042)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	552
Insured swaps	Unrealized gains (losses) on insured derivatives	2
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(16)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(60)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(106)
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	38
All other	Unrealized gains (losses) on insured derivatives	(4)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(4)
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)

Total		$(643)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following tables present the effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2011:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(6)	$6	$-
Interest rate swaps	Interest income (expense)	-	-	(7)
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	2	(2)	-

Total		$(4)	$4	$(7)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(516)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(599)
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	4
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(178)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	24
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(3)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(4)
All other	Unrealized gains (losses) on insured derivatives	(15)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(7)
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(6)

Total		$(1,301)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following tables present the effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2010:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(45)	$45	$-
Interest rate swaps	Interest income (expense)	-	-	(3)
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	1	(1)	-

Total		$(44)	$44	$(3)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(1,707)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	454
Insured swaps	Unrealized gains (losses) on insured derivatives	2
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(19)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(184)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(191)
Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	18
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	2
All other	Unrealized gains (losses) on insured derivatives	(12)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(12)
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(11)

Total		$(1,660)

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

Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of September 30, 2011 and December 31, 2010, the Company did not hold or post cash collateral from derivative counterparties. As of September 30, 2011 and December 31, 2010, the Company had securities with a fair value of $496 million and $452 million, respectively, posted to derivative counterparties.

As of September 30, 2011, the fair value was positive on one Credit Support Annex (“CSA”) which governs collateral posting requirements between MBIA and its derivative counterparties. The positive fair value for this CSA was $2 million for which the Company did not receive collateral because the Company’s credit rating was below the CSA minimum credit ratings level for holding counterparty collateral. The rating of the counterparty was Aa3 by Moody’s and A+ by S&P.

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

Note 10: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
In millions	2011		2010		2011		2010
Pre-tax income (loss)	$745		$(356)		$(1,165)		$(647)
Provision (benefit) for income taxes	$301	40.4%	$(143)	40.2%	$(472)	40.5%	$(249)	38.5%

Embedded in the effective tax rate for the nine months ended September 30, 2011 are the tax effects of the Company’s expected operating activities, such as scheduled premium earnings, fees, net investment income, and operating expenses, for the full year of 2011. For the nine months ended September 30, 2011, the Company’s effective tax rate applied to its pre-tax loss was higher than the U.S. statutory tax rate as a result of the Company’s tax-exempt interest income from investments, income earned in non-U.S. jurisdictions, which is being taxed at less than 35%, and a reduction in the valuation allowance. The Company’s effective tax rate related to the pre-tax loss for the nine months ended September 30, 2010 was higher than the U.S. statutory rate primarily as a result of tax-exempt interest from investments and a decrease in the valuation allowance.

For interim reporting purposes, the Company calculated its effective tax rate for the full year of 2011 by treating the net unrealized loss on its insured derivative portfolio as a discrete item. As such, this amount is not included when projecting the Company’s full year effective tax rate but rather is accounted for at the federal statutory rate of 35% after applying the projected full year effective tax rate to actual nine-month results before the discrete item. Given the Company’s inability to estimate this item for the full year of 2011, the Company believes that it is appropriate to treat net unrealized gains and losses on its derivative portfolio as a discrete item for purposes of calculating its effective tax rate for the year.

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

As of September 30, 2011, the Company reported a net deferred tax asset of $1.3 billion. The $1.3 billion deferred tax asset is net of a $342 million valuation allowance. As of September 30, 2011, the Company had a full valuation allowance against the deferred tax asset related to losses from asset impairments and realized losses from sales of investments as these losses are considered capital losses, have a five year carryforward period, and can only be offset by capital gain income. This valuation allowance reflects a decrease of $34 million from the December 31, 2010 valuation allowance of $376 million. The change in the valuation allowance for the nine months ended September 30, 2011 was primarily due to realized gains resulting from asset sales.

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

•

As of September 30, 2011, the Company had approximately $76 million of deferred tax assets related to unrealized losses on investments. The Company intends to hold these investments until maturity or until such time as the value recovers. As such, the Company expects that the related deferred tax assets will reverse over the life of the securities.

•

As of September 30, 2011, approximately $1.6 billion of the net deferred tax asset relates to losses on insured credit derivatives of approximately $4.5 billion. The Company believes that such deferred tax asset will more likely than not be realized as the Company expects the unrealized losses and the related deferred tax asset to substantially reverse over time.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Income Taxes (continued)

•

With respect to insured CDS contracts, in the event that there are defaults for which MBIA is required to pay claims, the Company believes that the losses should be characterized as ordinary losses for tax purposes and, as such, the actual and expected payments will be recorded as losses incurred for U.S. STAT. However, because the federal income tax treatment of CDS contracts is an unsettled area of tax law, in the event that the Internal Revenue Service (“IRS”) has a different view and considers the losses as capital losses, the Company may be required to establish a valuation allowance against substantially all of the deferred tax asset related to these losses until such time as it has sufficient capital gains to offset the losses. The establishment of this valuation allowance would have a material adverse effect on MBIA’s financial condition at the time of its establishment.

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of September 30, 2011. The Company continues to assess the adequacy of its valuation allowance as additional evidence becomes available. The Company’s recent financial results have been volatile which has impacted management’s ability to accurately project future taxable income. Continued volatility or losses beyond those projected may cause the Company to conclude that certain of the deferred tax assets within the $1.3 billion as of September 30, 2011 may not be realizable.

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

During the first nine months of 2011, the cumulative ownership shift decreased to approximately 28.6%. This was due to the expiration in the first quarter of the three-year testing window with respect to Section 382 changes in ownership:

•	The Warburg Pincus acquisition of Company stock in a secondary offering on January 30, 2008.

•	The equity issuance which took place on February 13, 2008.

Although the cumulative ownership shift as of September 30, 2011 is significantly less than the 50% threshold, the Company continues to monitor any changes in its ownership for new 5% owners, certain dispositions by 5% owners, future equity issuances, and redemptions and repurchases of equity.

Treatment of Undistributed Earnings of Certain Foreign Subsidiaries—“Accounting for Income Taxes—Special Areas”

No U.S. deferred income taxes have been provided on the undistributed earnings of MBIA UK Insurance Limited, Euro Asset Acquisition Limited (“EAAL”), and MBIA Mexico, S.A. de C.V. because of the Company’s practice and intent to permanently reinvest these earnings. The cumulative amounts of such untaxed earnings were $38 million and $122 million as of September 30, 2011 and 2010, respectively.

Accounting for Uncertainty in Income Taxes

It is the Company’s policy to record and disclose interest and penalties related to uncertainty in the accounting for income taxes as a component of income tax expense in the statement of operations. Absent a material change, the Company shall not disclose such items in interim financial statements. As of September 30, 2011, there were no material changes in unrecognized tax benefits (“UTBs”), interest or penalties.

MBIA’s major tax jurisdictions include the U.S. and the United Kingdom (“U.K.”). MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. The IRS has concluded its field work with respect to the examination of tax years 2004 through 2009 and the results are subject to review by the Joint Committee on Taxation.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments

MBIA manages its activities primarily through three principal business operations: U.S. public finance insurance, structured finance and international insurance, and advisory services. The Company’s U.S. public finance insurance business is primarily operated through National, its structured finance and international insurance business is primarily operated through MBIA Corp., and its advisory services business is primarily operated through Cutwater. MBIA also manages certain business activities through its corporate, asset/liability products, and conduit segments. The corporate segment includes revenues and expenses that arise from general corporate activities. Funding programs managed through the asset/liability products and conduit segments are in wind-down.

Following is a description of each of the Company’s reportable operating segments:

U.S. Public Finance Insurance

The Company’s U.S. public finance insurance segment is principally conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, U.S. public finance insured obligations when due. The obligations are generally not subject to acceleration, except that National may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. National issues financial guarantees for municipal bonds and bonds backed by publicly or privately funded public-purpose projects.

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

Advisory Services

The advisory services segment primarily consists of the operations of Cutwater-ISC, Cutwater Asset Management Corp. (“Cutwater-AMC”), and Cutwater Asset Management U.K. Limited (“Cutwater-UK”). Cutwater-ISC and Cutwater-AMC provide fee-based asset management services to non-affiliated institutional clients and to MBIA Inc. and its other subsidiaries, as well as portfolio accounting and reporting services. Cutwater-ISC and Cutwater-AMC are Securities and Exchange Commission (“SEC”) registered investment advisers. Cutwater-AMC is also a Financial Industry Regulatory Authority member firm. Cutwater-UK provides fee-based asset management services to the Company’s foreign insurance affiliates and EAAL, and to third-party institutional clients and investment structures. Cutwater-UK is registered with the Financial Services Authority in the U.K.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

Segment Results

The following tables provide the Company’s segment results for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$181	$72	$9	$1	$21	$-		$284
Realized gains and other settlements on insured derivatives	-	(53)	-	-	-	-		(53)
Unrealized gains (losses) on insured derivatives	-	776	-	-	-	-		776
Net gains (losses) on financial instruments at fair value and foreign exchange	6	(12)	-	8	11	-		13
Net investment losses related to other-than-temporary impairments	-	-	-	(10)	(1)	-		(11)
Other net realized gains (losses)	-	1	-	-	-	-		1
Revenues of consolidated VIEs	-	105	-	-	5	-		110
Inter-segment revenues(2)	21	25	5	22	(4)	(69)		-

Total revenues	208	914	14	21	32	(69)		1,120
Loss and loss adjustment expense	10	180	-	-	-	-		190
Operating expenses	10	38	14	24	2	-		88
Interest expense	-	33	-	14	28	-		75
Expenses of consolidated VIEs	-	17	-	-	5	-		22
Inter-segment expenses(2)	31	33	1	4	6	(75)		-

Total expenses	51	301	15	42	41	(75)		375

Income (loss) before income taxes	$157	$613	$(1)	$(21)	$(9)	$6		$745

Identifiable assets	$8,015	$21,251	$53	$652	$5,556	$(6,157)	(3)	$29,370

(1)-	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2)-	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3)-	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

	Three Months Ended September 30, 2010
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$143	$89	$7	$1	$25	$-		$265
Realized gains and other settlements on insured derivatives	0	552	-	-	-	-		552
Unrealized gains (losses) on insured derivatives	0	(1,044)	-	-	-	-		(1,044)
Net gains (losses) on financial instruments at fair value and foreign exchange	45	145	1	(62)	(117)	-		12
Net investment losses related to other-than-temporary impairments	-	0	-	-	0	-		0
Net gains (losses) on extinguishment of debt	-	-	-	0	10	-		10
Other net realized gains (losses)	-	(1)	-	-	-	-		(1)
Revenues of consolidated VIEs	-	(19)	-	-	34	-		15
Inter-segment revenues(2)	18	19	10	24	(5)	(66)		-

Total revenues	206	(259)	18	(37)	(53)	(66)		(191)
Loss and loss adjustment expense	6	(26)	-	-	-	-		(20)
Operating expenses	11	31	17	23	2	-		84
Interest expense	-	34	-	16	31	-		81
Expenses of consolidated VIEs	-	15	-	-	5	-		20
Inter-segment expenses(2)	22	28	2	4	13	(69)		-

Total expenses	39	82	19	43	51	(69)		165

Income (loss) before income taxes	$167	$(341)	$(1)	$(80)	$(104)	$3		$(356)

Identifiable assets	$8,616	$24,321	$51	$1,308	$7,008	$(8,032)	(3)	$33,272

(1)-	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2)-	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3)-	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

The following tables provide the Company’s segment results for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$455	$253	$22	$2	$70	$-		$802
Realized gains and other settlements on insured derivatives	2	(601)	-	-	-	-		(599)
Unrealized gains (losses) on insured derivatives	-	(531)	-	-	-	-		(531)
Net gains (losses) on financial instruments at fair value and foreign exchange	24	21	-	47	(206)	-		(114)
Net investment losses related to other-than-temporary impairments	-	(4)	-	(10)	(30)	-		(44)
Net gains (losses) on extinguishment of debt	-	-	-	-	24	2		26
Other net realized gains (losses)	-	2	-	-	4	-		6
Revenues of consolidated VIEs	-	39	-	-	25	-		64
Inter-segment revenues(2)	56	55	24	66	(12)	(189)		-

Total revenues	537	(766)	46	105	(125)	(187)		(390)
Loss and loss adjustment expense	4	200	-	-	-	-		204
Operating expenses	36	124	48	67	2	-		277
Interest expense	-	99	-	44	82	-		225
Expenses of consolidated VIEs	-	54	-	-	15	-		69
Inter-segment expenses(2)	84	91	4	11	24	(214)		-

Total expenses	124	568	52	122	123	(214)		775

Income (loss) before income taxes	$413	$(1,334)	$(6)	$(17)	$(248)	$27		$(1,165)

Identifiable assets	$8,015	$21,251	$53	$652	$5,556	$(6,157)	(3)	$29,370

(1)-	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2)-	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3)-	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

	Nine Months Ended September 30, 2010
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$459	$370	$21	$3	$87	$-		$940
Realized gains and other settlements on insured derivatives	0	454	-	-	-	-		454
Unrealized gains (losses) on insured derivatives	0	(1,717)	-	-	-	-		(1,717)
Net gains (losses) on financial instruments at fair value and foreign exchange	49	131	2	(80)	(138)	-		(36)
Net investment losses related to other-than-temporary impairments	-	(4)	-	-	(39)	-		(43)
Net gains (losses) on extinguishment of debt	-	-	-	0	28	-		28
Other net realized gains (losses)	0	18	0	0	0	-		18
Revenues of consolidated VIEs	-	310	-	-	76	-		386
Inter-segment revenues(2)	66	69	29	74	(15)	(223)		-

Total revenues	574	(369)	52	(3)	(1)	(223)		30
Loss and loss adjustment expense	42	80	-	-	-	-		122
Operating expenses	31	102	45	69	4	-		251
Interest expense	-	102	-	49	95	-		246
Expenses of consolidated VIEs	-	46	-	-	12	-		58
Inter-segment expenses(2)	74	103	5	10	47	(239)		-

Total expenses	147	433	50	128	158	(239)		677

Income (loss) before income taxes	$427	$(802)	$2	$(131)	$(159)	$16		$(647)

Identifiable assets	$8,616	$24,321	$51	$1,308	$7,008	$(8,032)	(3)	$33,272

(1)-	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2)-	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3)-	Consists of intercompany reinsurance balances, repurchase agreements and loans.

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Total premiums earned:
United States	$161	$133	$413	$416
United Kingdom	10	5	27	26
Europe (excluding United Kingdom)	4	4	25	17
Internationally diversified	9	11	27	29
Central and South America	9	10	28	30
Asia	2	4	14	11
Other	4	2	10	8

Total	$199	$169	$544	$537

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

The following tables provide the results of the segments within the wind-down operations for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$23	$(2)	$-	$21
Net gains (losses) on financial instruments at fair value and foreign exchange	11	-	-	11
Net investment losses related to other-than-temporary impairments	(1)	-	-	(1)
Revenues of consolidated VIEs	(2)	7	-	5
Inter-segment revenues(2)	(3)	(1)	-	(4)

Total revenues	28	4	-	32
Operating expenses	-	2	-	2
Interest expense	27	1	-	28
Expenses of consolidated VIEs	-	5	-	5
Inter-segment expenses(2)	9	(3)	-	6

Total expenses	36	5	-	41

Income (loss) before income taxes	$(8)	$(1)	$-	$(9)

Identifiable assets	$3,982	$1,574	$-	$5,556

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense.

	Three Months Ended September 30, 2010
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$24	$1	$-	$25
Net gains (losses) on financial instruments at fair value and foreign exchange	(117)	-	-	(117)
Net investment losses related to other-than-temporary impairments	0	-	-	0
Net gains (losses) on extinguishment of debt	10	-	-	10
Revenues of consolidated VIEs	15	19	-	34
Inter-segment revenues(2)	(4)	(1)	0	(5)

Total revenues	(72)	19	0	(53)
Operating expenses	1	1	-	2
Interest expense	31	-	-	31
Expenses of consolidated VIEs	-	5	-	5
Inter-segment expenses(2)	14	(1)	0	13

Total expenses	46	5	0	51

Income (loss) before income taxes	$(118)	$14	$-	$(104)

Identifiable assets	$5,539	$1,683	$(214)	$7,008

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

The following tables summarize the segments within the wind-down operations for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$70	$-	$-	$70
Net gains (losses) on financial instruments at fair value and foreign exchange	(206)	-	-	(206)
Net investment losses related to other-than-temporary impairments	(30)	-	-	(30)
Net gains (losses) on extinguishment of debt	24	-	-	24
Other net realized gains (losses)	4	-	-	4
Revenues of consolidated VIEs	10	15	-	25
Inter-segment revenues(2)	(9)	(3)	-	(12)

Total revenues	(137)	12	-	(125)
Operating expenses	2	-	-	2
Interest expense	82	-	-	82
Expenses of consolidated VIEs	-	15	-	15
Inter-segment expenses(2)	25	(1)	-	24

Total expenses	109	14	-	123

Income (loss) before income taxes	$(246)	$(2)	$-	$(248)

Identifiable assets	$3,982	$1,574	$-	$5,556

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense.

	Nine Months Ended September 30, 2010
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$84	$3	$-	$87
Net gains (losses) on financial instruments at fair value and foreign exchange	(138)	-	-	(138)
Net investment losses related to other-than-temporary impairments	(39)	-	-	(39)
Net gains (losses) on extinguishment of debt	28	-	-	28
Other net realized gains (losses)	0	-	-	0
Revenues of consolidated VIEs	36	40	-	76
Inter-segment revenues(2)	(11)	(3)	(1)	(15)

Total revenues	(40)	40	(1)	(1)
Operating expenses	3	1	-	4
Interest expense	95	-	-	95
Expenses of consolidated VIEs	-	12	-	12
Inter-segment expenses(2)	46	2	(1)	47

Total expenses	144	15	(1)	158

Income (loss) before income taxes	$(184)	$25	$-	$(159)

Identifiable assets	$5,539	$1,683	$(214)	$7,008

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended September 30, 2011 and 2010, there were 3,783,574 and 4,246,007, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. For the nine months ended September 30, 2011 and 2010, there were 3,804,671 and 5,369,606, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions except share and per share amounts	2011	2010	2011	2010
Net income (loss)	$444	$(213)	$(693)	$(398)
Basic weighted average shares(1)	195,612,615	200,529,483	198,262,715	203,239,935
Effect of common stock equivalents:
Stock options	734,887	-	-	-

Diluted weighted average shares	196,347,502	200,529,483	198,262,715	203,239,935

Net income (loss) per common share:
Basic	$2.27	$(1.06)	$(3.50)	$(1.96)

Diluted	$2.26	$(1.06)	$(3.50)	$(1.96)

(1) - Includes 5,038,788 and 5,288,205 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the three months ended September 30, 2011 and 2010, respectively. Includes 5,085,256 and 5,364,012 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the nine months ended September 30, 2011 and 2010, respectively.

Note 13: Commitments and Contingencies

The following commitments and contingencies provide an update of those discussed in “Note 24: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 1, 2011, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.

Corporate Litigation

In re MBIA Inc. Securities Litigation, No. 08-CV-264 (S.D.N.Y.)

In July 2011, the parties reached a settlement agreement in principle pursuant to which the plaintiffs will receive $68 million in exchange for the dismissal with prejudice of the litigation. The Company’s Director and Officer insurance carriers have agreed to cover in full the settlement payment. On September 20, 2011, the court entered a preliminary order approving the settlement agreement reached by the parties. A settlement hearing is scheduled for December 15, 2011.

Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al. , No. 08-CV-1515 (S.D.N.Y.)

On June 3, 2011, Plaintiff filed an amended derivative complaint against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant. The Company’s response is due December 1, 2011.

Ambac Bond Insurance Coverage Cases, Coordinated Proceeding Case No. JCCP 4555 (Super. Ct. of Cal., County of San Francisco)

On August 8, 2011, plaintiffs filed amended versions of their respective complaints. These amended complaints name as defendants, among others, MBIA Inc., MBIA Corp., National, and renew claims alleging breach of contract, fraud, unfair business practices and violation of California’s Cartwright Act. On October 20, 2011, the court overruled the Company’s demurrers to plaintiffs’ fraud and Cartwright Act claims.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies (continued)

In re Municipal Derivatives Antitrust Litigation , M.D.L. No. 1950 (S.D.N.Y.)

As of May 31, 2011, the Company has answered all of the existing complaints.

Tri-City Healthcare District v. Citibank. et al.; Case No. 30-2010-00359692 (Super. Ct. of Cal., County of Orange)

On June 13, 2011, Tri-City Healthcare District filed its Fourth Amended Complaint against MBIA Inc., MBIA Corp. and National (collectively for this paragraph, “MBIA”), which purports to state seven causes of action against MBIA for fraud in the inducement, concealment, negligent misrepresentation, negligence, breach of contract, duress, and breach of the covenant of good faith arising from Tri-City Healthcare District’s investment in auction rate securities. On September 8, 2011, the court granted in part and denied in part MBIA’s demurrer to Tri-City’s Fourth Amended Complaint. On October 4, 2011, MBIA filed its answer to the remaining causes of action.

Recovery Litigation

MBIA Insurance Corp. v. Countrywide Home Loans, Inc., et al.; Index No. 602825/08 (N.Y. Sup. Ct., N.Y. County)

On June 30, 2011, the Appellate Division of the New York State Supreme Court affirmed the lower court’s denial of Countrywide’s motion to dismiss MBIA Corp.’s fraud claim. On October 5, 2011, a hearing was held on MBIA Corp.’s motion for partial summary judgment regarding proof of causation and Bank of America’s motion to consolidate and/or sever successor liability claims in four separate actions by monoline insurers. On October 31, 2011, the court denied Bank of America’s motion to consolidate and/or sever the successor liability claims (allowing deposition and expert discovery on the successor liability claim to proceed but reserving decision on whether to sever and consolidate the successor liability claim). On November 3, 2011, Bank of America filed a Notice of Appeal of the court’s October 31 decision. A decision on MBIA Corp.’s motion for partial summary judgment regarding proof of causation is pending.

MBIA Insurance Corp. v. Bank of America, et al.; Case No. BC417572 (Super. Ct of Cal., County of Los Angeles)

On July 14, 2011, the court lifted the discovery stay in order for the parties to negotiate depositions and coordinate same with the New York Countrywide action. On October 3, 2011, the case was reassigned to Judge John Shepard Wiley.

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/09E (N.Y. Sup. Ct., N.Y. County)

On June 1, 2011, the court reversed its prior ruling issued on August 9, 2010, and dismissed MBIA Corp.’s fraudulent inducement cause of action. On October 13, 2011, the court granted MBIA Corp.’s motion to renew consideration of the court’s June 1 revised opinion and reinstated MBIA Corp.’s claim for fraudulent inducement but striking its demand for a jury trial.

MBIA Insurance Corp. v. Federal Deposit Insurance Corporation (in its corporate capacity and as conservator and receiver for IndyMac Federal Bank, F.S.B.); Civil Action No. 09-01011 (ABJ) (D.C. Dist.)

On October 6, 2011, the court issued a ruling granting the FDIC’s motion to dismiss. On November 4, 2011, MBIA Corp. filed a Notice of Appeal.

MBIA Insurance Corp. v. Morgan Stanley et al.; Index No. 29951-10 (N.Y. Sup. Ct., Westchester County)

On May 26, 2011, the court denied Morgan Stanley’s motion to dismiss, allowing MBIA Corp. to proceed on its fraud and breach-of-contract claims. On June 20, 2011, Morgan Stanley filed its answer to the complaint. On June 26, 2011, Morgan Stanley filed a Notice of Appeal with respect to the court’s denial of its motion to dismiss.

MBIA Insurance Corp. et al. v. Merrill Lynch, Pierce, Fenner, & Smith Inc. et al.; Index No. 601324/09E (N.Y. Sup. Ct., New York County)

On July 12, 2011, the parties filed a joint stipulation voluntarily dismissing the case with prejudice.

MBIA Insurance Corp. et al. v. Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. ; Case No. 09 Civ. 10093 (S.D.N.Y.)

On August 17, 2011, the parties filed a joint stipulation voluntarily dismissing the case with prejudice.

Transformation Litigation

Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (R.S.) (S.D.N.Y.)

In light of the June 28, 2011 Court of Appeals decision referenced below, on July 27, 2011, the court entered an amended case management plan and scheduling order setting a discovery cut-off of November 9, 2012. On August 8, 2011, Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P., and Fir Tree Mortgage Opportunity Master Fund, L.P. voluntarily dismissed all claims against defendants without prejudice.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies (continued)

Third Ave Trust et al. v. MBIA Inc. et al.; Index No. 650756/2009 (N.Y. Sup. Ct., N.Y. County)

On October 20, 2011, the parties filed a stipulation of discontinuance dismissing the litigation without prejudice.

ABN AMRO Bank N.V. et al. v. MBIA Inc. et al.; Index No. 601475/09 (N.Y. Sup. Ct., N.Y. County)

On June 28, 2011, the New York State Court of Appeals reversed the Appellate Division’s decision and allowed all of the plaintiffs’ claims to proceed, with the exception of plaintiffs’ claim for unjust enrichment. Ten of the original twenty plaintiffs have dismissed their claims, several of which dismissals were related to the commutation of certain of their MBIA-insured exposures. On August 15, 2011, the court entered a scheduling order coordinating discovery in the plenary action with the Aurelius case in federal court and setting a discovery cut-off of November 9, 2012. On September 6 and 12, 2011 and on October 31, 2011, respectively, KBC Investments Cayman Islands V Ltd., Credit Agricole Corporate and Investment Bank and Wells Fargo Bank, N.A. (f/k/a Wachovia Bank, N.A.) withdrew from the litigation.

ABN AMRO Bank N.V. et al. v. Eric Dinallo et al.; Index no. 601846/09 (N.Y. Sup. Ct., N.Y. County)

On September 6 and 12, 2011 and on October 31, 2011, respectively, KBC Investments Cayman Islands V Ltd., Credit Agricole Corporate and Investment Bank and Wells Fargo Bank, N.A. (f/k/a Wachovia Bank, N.A.) withdrew from the litigation. On October 28, 2011, MBIA sought and obtained an extension of time on the submission of its sur-reply papers until November 16, 2011, in part to address certain errors it discovered in the record relating to Transformation. The NYDFS obtained an extension as well and will submit its sur-reply papers on November 23, 2011. Submission of all papers relating to the original petition is scheduled to be completed by February 2012. A trial is scheduled for February 27 - March 23, 2012.

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

Note 14: Subsequent Events

Refer to “Note 13: Commitments and Contingencies” for information about legal proceedings that commenced after September 30, 2011.

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

•	the possibility that loss reserve estimates are not adequate to cover potential claims;

•	our ability to access capital and our exposure to significant fluctuations in liquidity and asset values within the global credit markets, in particular within our asset/liability products segment;

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

The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A of this Form 10-Q. In addition, refer to “Note 1: Businesses, Developments, Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a discussion of certain risks and uncertainties related to our financial statements.

EXECUTIVE OVERVIEW

MBIA operates the largest financial guarantee insurance business in the industry and is a provider of asset management advisory services. These activities are managed through three business segments: U.S. public finance insurance, structured finance and international insurance, and advisory services. Our U.S. public finance insurance business is primarily operated through National, our structured finance and international insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and our advisory services business is primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). We also manage certain business activities through our corporate, asset/liability products, and conduit segments. Our corporate segment includes revenues and expenses that arise from general corporate activities. Funding programs managed through our asset/liability products and conduit segments are in wind-down.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Economic and Financial Market Trends and MBIA’s Business Outlook

We believe that the three months ended September 30, 2011 continued to suggest restrained economic recovery. Third quarter U.S. Gross Domestic Product growth was modestly stronger than the first half of 2011, as the effects of supply-chain disruptions related to the earthquake in Japan, severe weather in the U.S., and higher energy prices declined. We continue to expect sluggish growth within the U.S. employment, housing and financial sectors. MBIA’s business outlook should be viewed against this backdrop since these are some of the key economic conditions which, together with the ineligibility of mortgage loans supporting our insured RMBS transactions and the volatility of unrealized gains and losses on our insured derivatives, significantly impact our financial results.

During 2011, we continued to identify ineligible loans for which we believe the sellers/servicers have contractual obligations to cure, repurchase or replace, and we have recorded recoveries in connection with these contractual “put-back” rights based on our assessment of a distribution of possible outcomes. The Company will review loan files within additional insured issues in the future if factors indicate that additional material recovery rights exist, although the Company no longer believes that the practice of reviewing loans for purposes of assessing put-back recoveries is necessary in order to estimate potential recoveries. The estimated amount, likelihood and timing of potential recoveries are expected to be revised and supplemented based on facts and circumstances as they emerge, including developments in pending litigation proceedings in which we are seeking to enforce these put-back rights, analysis of the capacity of sellers/servicers or other responsible parties to pay our claims and other factors that could influence the amount, likelihood and timing of the recoveries. As of September 30, 2011, we recorded a total of $2.8 billion in expected recoveries related to our put-back claims of ineligible mortgage loans, including expected recoveries recorded in consolidated variable interest entities (“VIEs”). Our cumulative incurred loss related to these ineligible mortgage loans was $4.6 billion as of September 30, 2011. We believe that, based on the strength of our contract claims and the level of ineligible mortgage loans in our insured transactions, we are entitled to collect the full amount of our incurred loss related to these ineligible mortgage loans. However, the amount we actually collect could be less than our cumulative incurred loss due to a variety of factors including the risks inherent in litigation and the risk that the sellers/servicers will not be able to honor any claims or judgments that we have against them. A more detailed discussion of potential recoveries is presented within “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements.

The reference herein to “ineligible” mortgage loans refers to those mortgage loans that the Company believes failed to comply with the representations and warranties made by the sellers/servicers of the securitizations to which those mortgage loans were sold with respect to such mortgage loans, including failure to comply with the related underwriting criteria, based on the Company’s assessment, which included information provided by third-party review firms, of such mortgage loans’ compliance with such representations and warranties. The Company’s assessment of the ineligibility of individual mortgage loans has been challenged by the sellers/servicers of the securitizations in litigation and there is no assurance that the Company’s determinations will prevail.

For the three months ended September 30, 2011, we estimated an additional $497 million of credit losses related to our insured CMBS exposure, primarily on insured credit default swap (“CDS”) contracts. While average debt service coverages in transactions in our aggregate portfolio have decreased slightly over the last year, debt coverage ratios on some loans have deteriorated more significantly. Ultimate loss rates remain uncertain, and we have recorded additional impairments on our insured CMBS portfolio every quarter since the beginning of 2010 as our anticipated economic losses have increased during that time period. It is possible that we will experience severe losses or liquidity needs due to increased deterioration in our insured CMBS portfolio, in particular if macroeconomic stress escalates. A “double dip” recession may result in increased delinquencies, higher levels of liquidations of delinquent loans, and severities of loss upon liquidation. Although we have also seen a deceleration in the pace of increases in the delinquency rate over the past several months, loan modifications and extensions granted by the special servicers for these CMBS loans and increased liquidations have contributed to the deceleration. The special servicers are responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process with the objective of maximizing proceeds for all bondholders by avoiding or minimizing loan level losses.

In the first nine months of 2011, MBIA Corp. commuted $12.2 billion of gross insured exposure comprising CMBS pools, investment grade corporate CDOs, asset-backed collateralized debt obligations (“ABS CDOs”), a government supported entity, and a municipal gas facility. After September 30, 2011, MBIA Corp. agreed to commute transactions with additional counterparties. These transactions, comprising primarily commercial real estate, totaled $10.6 billion in gross insured exposure. The total amount the Company agreed to pay to commute the above transactions was within its aggregate statutory loss reserves for the transactions. In consideration for the commutation of insured transactions, including the transactions described above, the Company has made and may in the future make payments to the counterparties the amounts of which, if any, may be less than or greater than any statutory loss reserves established for the respective transactions. Our ability to commute insured transactions may be limited by available liquidity as determined based on management’s assessment of the Company’s available liquidity and its potential liquidity needs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Our financial results, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been extremely volatile since the fourth quarter of 2007 as a result of unrealized gains and losses from fair valuing our insured credit derivatives, which we do not believe reflect the underlying economics of our business. We fully expect that reported financial results may remain volatile and uncertain for the remainder of 2011 as a result of actual and perceived future performance of our insured credit derivatives and the perception of MBIA’s credit risk. Our economic performance may also be volatile depending on changes in our loss estimates based on deviations of macroeconomic conditions and collateral performance from our expectations, further deterioration in economic conditions and financial markets in the U.S. and abroad, including through events such as the European sovereign crisis, and the degree of ineligible loans in RMBS securitizations.

Our ability to overcome these economic stresses will depend, in part, on the strength of our balance sheet. Our financial guarantee insurance business model was significantly impacted in 2008 and 2009 by adverse credit rating actions by Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). In August 2011, S&P issued new guidelines that reflect significant changes to its rating methodology for financial guarantee insurers. These new guidelines are effective immediately. S&P expects to publish any changes to the ratings of our insurance subsidiaries by November 30, 2011, after its review of our third quarter 2011 financial statements. The changes to S&P’s rating methodology substantially increase the amount of capital required to achieve its highest ratings, implement a new Largest Obligors Test, which is punitive in the rating assessment, and incorporate additional qualitative considerations into the ratings process. However, the effects on the ratings of MBIA Corp. and National are uncertain. The absence of S&P’s highest ratings could adversely impact our ability to write new insurance business and the premiums we can charge, and could diminish the future acceptance of our financial guarantee insurance products.

The pending litigation challenging the establishment of National also has constrained our ability to establish high stable ratings and generate new U.S. public finance financial guarantee insurance business. We do not expect to write significant new financial guarantee insurance business prior to an upgrade of our insurance financial strength ratings. We expect that once the pending litigation is resolved, we will seek to obtain higher ratings for National and the market acceptance necessary to meet our objectives. Our ability to achieve these ratings is subject to rating agency criteria in effect at that time, including qualitative and quantitative factors, and the timing of any such upgrade is uncertain. There is no assurance that we will prevail in the pending litigation or be able to achieve such ratings. Failure by the Company to favorably resolve this litigation could have a material adverse effect on its future business, results of operations, financial condition or cash flows.

Refer to “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a detailed discussion on the lawsuits filed against the Company.

Financial Highlights

For the three months ended September 30, 2011, we recorded consolidated net income of $444 million or $2.26 per diluted share compared with a consolidated net loss of $213 million or $1.06 per diluted share for the same period of 2010.

For the nine months ended September 30, 2011, we recorded a consolidated net loss of $693 million or $3.50 per share compared with a consolidated net loss of $398 million or $1.96 per share for the same period of 2010.

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

For the three months ended September 30, 2011, consolidated adjusted pre-tax loss was $430 million compared with an adjusted pre-tax loss of $24 million for the same period of 2010. The unfavorable change in adjusted pre-tax loss for the three months ended September 30, 2011 resulted principally from an increase in insurance losses on credit derivative and financial guarantee contracts, as well as a reduction in premiums and fees on these contracts.

For the nine months ended September 30, 2011, consolidated adjusted pre-tax loss was $244 million compared with an adjusted pre-tax loss of $66 million for the same period of 2010. The unfavorable change in adjusted pre-tax loss for the nine months ended September 30, 2011 resulted principally from a reduction in insurance premiums and fees, partially offset by a reduction in insurance losses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

During the nine months ended September 30, 2011, our business segments continued to maintain adequate liquidity to meet their payment obligations. As of September 30, 2011, National and MBIA Insurance Corporation had $145 million and $824 million, respectively, of total liquidity without regard to investments in their subsidiaries. Total liquidity within our insurance segments includes cash and short-term investments, as well as other assets that are readily available for liquidity purposes. Our corporate segment and our wind-down operations had $238 million and $749 million, respectively, of cash and short-term investments as of September 30, 2011. During the third quarter of 2011, the asset/liability products segment experienced deterioration in its liquidity position. Refer to the “Liquidity” section herein for information about the Company’s liquidity position.

Our consolidated book value (total shareholders’ equity) was $2.4 billion as of September 30, 2011, decreasing from $2.8 billion as of December 31, 2010 primarily as a result of our consolidated net loss for the nine months ended September 30, 2011, partially offset by a decrease in net unrealized losses within accumulated other comprehensive loss resulting from improvements in the value of our consolidated investment portfolio. Our consolidated book value per share as of September 30, 2011 was $12.17, decreasing from $14.18 as of December 31, 2010. The decrease in book value per share resulting from the decrease in our consolidated book value was partially offset by lower shares outstanding as a result of repurchases of common shares during 2011.

In addition to book value per share, we also analyze adjusted book value (“ABV”) per share, a non-GAAP measure. We consider ABV a measure of fundamental value of the Company and the change in ABV an important measure of financial performance. ABV adjusts GAAP book value to remove the impact of certain items which the Company believes will reverse over time, as well as to add in the impact of certain items which the Company believes will be realized in GAAP book value in future periods. The Company has limited such adjustments to those items that it deems to be important to fundamental value and performance and which the likelihood and amount can be reasonably estimated. ABV assumes no new business activity. We have presented ABV to allow investors and analysts to evaluate the Company using the same measure that MBIA’s management regularly uses to measure financial performance and value. ABV is not a substitute for and should not be viewed in isolation from GAAP book value, and our definition of ABV may differ from that used by other companies. Refer to the following “Results of Operations” section for a further discussion of ABV and a reconciliation of GAAP book value per share to ABV per share.

As of September 30, 2011, ABV per share (a non-GAAP measure) was $35.51, down from $36.81 as of December 31, 2010. The decrease in ABV per share was primarily driven by additional estimated credit impairments on insured credit derivatives and a reduction in the value of expected installment premiums resulting from the termination of policies during 2011, partially offset by the effect of repurchasing common shares during 2011.

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

As of September 30, 2011 and over the last several years, the majority of our case basis reserves and insurance loss recoveries were related to insured second-lien RMBS transactions. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a comprehensive discussion of our RMBS loss reserves and recoveries, including critical accounting estimates used in the determination of these amounts.

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

Our derivative liabilities are primarily insured credit derivatives that reference structured pools of cash securities and CDSs. We generally insured the most senior liabilities of such transactions, and at the inception of transactions our exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies. The types of collateral underlying our insured derivatives consist of cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, CRE loans, and CDO securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING ESTIMATES (continued)

Our insured credit derivative contracts are non-traded structured credit derivative transactions. Since insured derivatives are highly customized and there is generally no observable market for these derivatives, we estimate their fair values in a hypothetical market based on internal and third-party models simulating what a company similar to us would charge to assume our position in the transaction at the measurement date. This pricing would be based on the expected loss of the exposure. We review our valuation model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads or securities prices are observable for similar transactions, those spreads are an integral part of the analysis. For example, new insured transactions that resemble existing (previously insured) transactions would be considered, as well as negotiated settlements of existing transactions.

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

CRITICAL ACCOUNTING ESTIMATES (continued)

The following table presents the fair values of assets and liabilities recorded on our consolidated balance sheets that are classified as Level 3 within the fair value hierarchy as of September 30, 2011 and December 31, 2010:

In millions	September 30, 2011	December 31, 2010
Investments
Foreign governments(1)	$11	$11
Corporate obligations(2)	342	246
Mortgage-backed securities:
Residential mortgage-backed agency(1)	1	41
Residential mortgage-backed non-agency(1)	25	48
Commercial mortgage-backed(1)	32	41
Asset-backed securities:
Collateralized debt obligations(2)	67	191
Other asset-backed(2)	272	350
State and municipal bonds:
Taxable bonds(1)	-	14
Tax-exempt bonds(1)	30	36
Perpetual preferred securities(1)	1	-
Derivative assets:
Interest rate derivatives(2)	3	5
Assets of consolidated VIEs:
Corporate obligations(1)	63	80
Mortgage-backed securities:
Residential mortgage-backed non-agency(1)	15	40
Commercial mortgage-backed(1)	17	23
Asset-backed securities:
Collateralized debt obligations(2)	206	245
Other asset-backed(2)	71	83
Loans receivable(1)	2,218	2,183
Loan repurchase commitments(1)	938	835
Derivative assets:
Credit derivatives(2)	708	687

Total Level 3 assets at fair value	$5,020	$5,159

Medium-term notes(2)	$128	$116
Derivative liabilities:
Credit derivatives(2)	4,880	4,350
Liabilities of consolidated VIEs:
VIE notes(1)	3,131	4,673
Credit derivatives(1)	1,473	1,455
Currency derivatives(2)	18	14

Total Level 3 liabilities at fair value	$9,630	$10,608

(1) -  Valued using quoted prices for which the inputs are unobservable.

(2) -  Valued using quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs.

Level 3 assets represented approximately 28% and 24% of total assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, respectively. Level 3 liabilities represented approximately 78% of total liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for additional information about assets and liabilities classified as Level 3.

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

Valuation allowances are established to reduce deferred tax assets to an amount that more likely than not will be realized. Changes in the amount of a valuation allowance are reflected within our provision for income taxes in our consolidated statements of operations. Determining whether to establish a valuation allowance and, if so, the amount of the valuation allowance requires management to exercise judgment and make assumptions regarding whether such tax benefits will be realized in future periods. All evidence, both positive and negative, needs to be identified and considered in making this determination. Future realization of the existing deferred tax asset ultimately depends on management’s estimate of the future profitability and existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carry-forward period available under the tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established. As of September 30, 2011 and December 31, 2010, the Company’s valuation allowance was $342 million and $376 million, respectively. Our valuation allowance primarily relates to realized losses on sales of investments being carried forward as capital losses and impairments of certain assets also characterized as capital losses. Capital losses may only be offset by capital gains and any capital loss not utilized can only be carried forward five years.

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

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except for per share amounts	2011	2010	2011	2010
Total revenues (losses)	$1,120	$(191)	$(390)	$30
Total expenses	375	165	775	677

Pre-tax income (loss)	745	(356)	(1,165)	(647)
Provision (benefit) for income taxes	301	(143)	(472)	(249)

Net income (loss)	$444	$(213)	$(693)	$(398)

Net income (loss) per common share:
Basic	$2.27	$(1.06)	$(3.50)	$(1.96)
Diluted	$2.26	$(1.06)	$(3.50)	$(1.96)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three months ended September 30, 2011, we recorded consolidated net income of $444 million or $2.26 per diluted common share compared with a consolidated net loss of $213 million or $1.06 per diluted common share for the same period of 2010. Diluted weighted average common shares outstanding totaled 196 million for the three months ended September 30, 2011, down 2% from the same period of 2010 as a result of share repurchases by the Company. Consolidated revenues for the three months ended September 30, 2011 reported in the above table included $723 million of net gains on insured derivatives compared with $492 million of net losses for the same period of 2010. The net gains and net losses in 2011 and 2010, respectively, principally resulted from changes in the market perception of MBIA Corp.’s credit risk. The net gains in 2011 principally reflected a widening of the Company’s credit spreads and a reduction in the Company’s recovery rate, partially offset by unfavorable changes in spreads/prices of underlying collateral, while the net losses in 2010 principally reflected a tightening of the Company’s credit spreads and an improvement in the Company’s recovery rate. Consolidated expenses for the three months ended September 30, 2011 included $190 million of net insurance loss and LAE compared with $20 million of net gains from insurance recoveries for the same period of 2010. The insurance recoveries in 2010 were principally related to our RMBS exposure, partially offset by losses incurred on CDO and other mortgage exposure.

For the nine months ended September 30, 2011, we recorded a consolidated net loss of $693 million or $3.50 per common share compared with a consolidated net loss of $398 million or $1.96 per common share for the same period of 2010. Weighted average common shares outstanding totaled 198 million for the nine months ended September 30, 2011, down 2% from the same period of 2010 as a result of share repurchases by the Company. Consolidated revenues (losses) for the nine months ended September 30, 2011 reported in the above table included $1.1 billion of net losses on insured derivatives compared with $1.3 billion of net losses for the same period of 2010. The net losses on insured derivatives in 2011 principally resulted from favorable changes in the market perception of MBIA Corp.’s credit risk, which resulted in a tightening of the Company’s credit spreads and an improvement in the Company’s recovery rate and unfavorable changes in spreads/prices of underlying collateral. These changes were partially offset by the reversal of unrealized losses resulting from the settlement of insured derivatives at amounts below their fair values. The net losses on insured derivatives in 2010 principally resulted from favorable changes in the market perception of MBIA Corp.’s credit risk. Consolidated expenses for the nine months ended September 30, 2011 included $204 million of net insurance loss and LAE compared with $122 million for the same period of 2010. The net insurance losses in 2011 and 2010 were principally related to our insured RMBS exposure.

Included in our consolidated net income for the three months ended September 30, 2011 was $88 million of income before income taxes related to consolidated VIEs, after the elimination of intercompany revenues and expenses, compared with a loss before income taxes of $5 million for the same period of 2010. Included in our consolidated net income for the nine months ended September 30, 2011 were $5 million of losses before income taxes related to consolidated VIEs, after the elimination of intercompany revenues and expenses, compared with income before income taxes of $328 million for the same period of 2010. The net effect of consolidated VIEs on our financial results will vary over time as VIEs are consolidated or deconsolidated by the Company, and as the values of consolidated VIE assets and liabilities change.

Adjusted Pre-Tax Income (Loss)

The following table presents our consolidated adjusted pre-tax income (loss) (a non-GAAP measure) and provides a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Total revenues	$376	$573	$886	$1,350
Total expenses	806	597	1,130	1,416

Adjusted pre-tax income (loss)	(430)	(24)	(244)	(66)
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	9	139	68	167
Mark-to-market gains (losses) on insured credit derivatives	832	(1,059)	(671)	(1,744)
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	(334)	(588)	318	(996)

Pre-tax income (loss)	$745	$(356)	$(1,165)	$(647)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three months ended September 30, 2011, our consolidated adjusted pre-tax loss was $430 million compared with a loss of $24 million for the same period of 2010. Total revenues included in adjusted pre-tax loss for the three months ended September 30, 2011 decreased compared with the same period of 2010 primarily due to lower insurance fee and premium revenues. Total expenses included in adjusted pre-tax income for the three months ended September 30, 2011 increased compared with the same period of 2010 primarily as a result of increased impairments on insured credit derivatives and losses on financial guarantee policies.

For the nine months ended September 30, 2011, our consolidated adjusted pre-tax loss was $244 million compared with a loss of $66 million for the same period of 2010. Total revenues included in adjusted pre-tax loss for the nine months ended September 30, 2011 decreased compared with the same period of 2010 primarily as a result of lower insurance fee and premium revenue and larger net losses on financial instruments and foreign exchange within our wind-down operations. Total expenses included in adjusted pre-tax loss for the nine months ended September 30, 2011 decreased compared with the same period of 2010 primarily as a result of a decrease in net credit impairments on insured derivatives as we terminated insured derivatives at amounts below our expectations during 2011, partially offset by an increase in losses on financial guarantee policies.

Adjusted Book Value

As of September 30, 2011, ABV per share (a non-GAAP measure) was $35.51, down from $36.81 as of December 31, 2010. The decrease in ABV per share was primarily driven by additional estimated credit impairments on insured credit derivatives and a reduction in the value of expected installment premiums resulting from the termination of policies during 2011, partially offset by the effect of repurchasing common shares during 2011.

The following table provides a reconciliation of GAAP book value per share to consolidated ABV per share:

	As of	As of
In millions, except share and per share data	September 30, 2011	December 31, 2010
Total shareholders’ equity of MBIA Inc.	$2,352	$2,832
Basic common shares outstanding	193,157,807	199,745,600
Book value per share	$12.17	$14.18
Additions to book value per share (after-tax):
Net unearned premium revenue(1)(2)	12.43	13.61
Deferred acquisition costs	(1.25)	(1.35)
Present value of insured derivative installment revenue(3)	1.23	1.71
Cumulative impairments on insured credit derivatives(3)	(7.55)	(8.69)
Subtractions from book value per share (after-tax):
Impact of consolidating certain VIEs(4)	(0.42)	(0.50)
Cumulative unrealized loss on insured credit derivatives	(17.34)	(14.58)
Net unrealized losses included in other comprehensive income	(0.72)	(2.27)

Total adjustments per share	23.34	22.63

Adjusted book value per share	$35.51	$36.81

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

Our “Net unearned premium revenue” adjustment to book value per share consists of unearned premium revenue net of prepaid reinsurance premiums related to financial guarantee insurance contracts, the unamortized portion of installment premiums collected on insured derivative contracts, and the unamortized portion of insurance-related deferred fee revenue. Our “Present value of insured derivative installment revenue” adjustment to book value per share consists of the present value of premiums not yet collected from insured derivative contracts, which are not recorded on our balance sheets in accordance with accounting principles for financial guarantee insurance contracts but which are contractually due to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance

Our U.S. public finance insurance business is primarily conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate insured obligations upon default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following tables present our U.S. public finance insurance segment results for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Percent Change 2011 vs. 2010
In millions	2011	2010
Net premiums earned	$147	$100	48%
Net investment income	53	59	-10%
Fees and reimbursements	2	2	-16%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	0	0	n/m
Unrealized gains (losses) on insured derivatives	0	0	n/m

Net change in fair value of insured derivatives	0	0	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	6	45	-86%

Total revenues	208	206	1%

Losses and loss adjustment	10	6	78%
Amortization of deferred acquisition costs	22	16	44%
Operating	19	17	7%

Total expenses	51	39	33%

Pre-tax income (loss)	$157	$167	-6%

n/m -  Percent change not meaningful.

	Nine Months Ended September 30,		Percent Change 2011 vs. 2010
In millions	2011	2010
Net premiums earned	$341	$330	4%
Net investment income	165	176	-6%
Fees and reimbursements	5	19	-74%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	2	0	n/m
Unrealized gains (losses) on insured derivatives	0	0	n/m

Net change in fair value of insured derivatives	2	0	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	24	49	-52%
Other net realized gains (losses)	-	0	n/m

Total revenues	537	574	-7%

Losses and loss adjustment	4	42	-89%
Amortization of deferred acquisition costs	64	59	8%
Operating	56	46	20%

Total expenses	124	147	-16%

Pre-tax income (loss)	$413	$427	-3%

n/m -  Percent change not meaningful.

During the three and nine months ended September 30, 2011, we did not write any new U.S. public finance insurance. The lack of insurance writings in our U.S. public finance segment reflects the insurance financial strength credit ratings assigned to National by major ratings agencies, and the impact of litigation over the formation of National in 2009. We do not expect to write a material amount of new business prior to an upgrade of our insurance financial strength ratings and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation. We believe that we will resume writing business in the U.S. public finance market before actively re-engaging in the structured finance and international markets.

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

The following table presents the adjusted pre-tax income of our U.S. public finance insurance segment, and a reconciliation of adjusted pre-tax income to GAAP pre-tax income for the three and nine months ended September 30, 2011 and 2010:

					Percent Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months	Nine Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Adjusted total revenues	$208	$206	$537	$574	1%	-7%
Adjusted total expenses	51	39	124	147	33%	-16%

Adjusted pre-tax income	157	167	413	427	-6%	-3%
Additions to adjusted pre-tax income:
Mark-to-market gain (loss) on insured credit derivatives	0	0	0	0	n/m	n/m

Pre-tax income	$157	$167	$413	$427	-6%	-3%

n/m -  Percent change not meaningful.

For the three and nine months ended September 30, 2011 and 2010, there were no material differences between adjusted pre-tax income and GAAP pre-tax income.

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

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of September 30, 2011 and 2010. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

	Gross Par Outstanding as of September 30,
In millions	2011		2010
Rating	Amount	%	Amount	%
AAA	$23,554	5.5%	$27,797	5.8%
AA	193,554	45.1%	222,595	46.3%
A	167,174	38.9%	182,423	38.0%
BBB	42,324	9.8%	44,921	9.3%
Below investment grade	2,852	0.7%	3,008	0.6%

Total	$429,458	100.0%	$480,744	100.0%

The credit quality distribution of our U.S. public finance insurance exposure as of September 30, 2011 remained relatively consistent with September 30, 2010. Total U.S. public finance insurance gross par outstanding rated A or above, before giving effect to National’s guarantee, was approximately 90% and gross par outstanding rated below investment grade, before giving effect to National’s guarantee, was less than 1% as of September 30, 2011 and 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. For the three months ended September 30, 2011, U.S. public finance net premiums earned were $147 million compared with $100 million for the same period of 2010. The increase in 2011 resulted from an increase in refunded premiums earned of $60 million offset by a decline in scheduled premiums earned of $13 million. For the nine months ended September 30, 2011, U.S. public finance net premiums earned were $341 million compared with $330 million for the same period of 2010. The increase in 2011 resulted from an increase in refunded premiums earned of $46 million offset by a decrease in scheduled premiums earned of $35 million. Scheduled premium earnings declined due to the maturity of insured issues within our U.S. public finance portfolio with no material new insurance writings. Additionally, refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of premiums that would have been earned in the current period.

NET INVESTMENT INCOME For the three months ended September 30, 2011, our U.S. public finance insurance investment portfolio generated $53 million of net investment income compared with $59 million for the same period of 2010. For the nine months ended September 30, 2011, our U.S. public finance insurance investment portfolio generated $165 million of net investment income compared with $176 million for the same period of 2010. The decrease in net investment income for the three and nine months ended September 30, 2011 was primarily due to lower yields on new investment purchases and declining average interest rates on the repurchase and reverse repurchase transactions with our asset/liability products segment.

National maintains simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with our asset/liability products segment, which provides yield enhancement to our U.S. public finance insurance investment portfolio as a result of increased net interest earnings from these collective agreements. The net average interest rate on these transactions was 0.3% and 0.4% for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the notional amount utilized under these agreements was $1.4 billion and the fair value of collateral pledged by National under these agreements was $1.4 billion.

Investments at amortized cost as of September 30, 2011 and December 31, 2010 are presented in the following table:

	September 30, 2011		December 31, 2010
In millions	Investments at Amortized Cost	Pre-tax yield(1)	Investments at Amortized Cost	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$2,710	4.22%	$2,748	4.35%
Taxable	2,136	4.07%	2,395	3.74%
Short-term	254	2.17%	343	2.51%

Total fixed-income	$5,100	4.06%	$5,486	3.97%
Other	18		3

Total	$5,118		$5,489

(1) -   Estimated yield-to-maturity.

FEES AND REIMBURSEMENTS For the nine months ended September 30, 2011, fees and reimbursements decreased to $5 million from $19 million for the same period of 2010. The decrease was primarily due to the receipt, in 2010, of amounts in excess of those which were contractually due to National upon the termination of a reinsurance agreement as compensation for potential future performance volatility related to reassumed exposures. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly period to period.

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

RESULTS OF OPERATIONS (continued)

The following tables present information about our U.S. public finance insurance loss and LAE reserves and recoverables as of September 30, 2011 and December 31, 2010, as well as our related loss and LAE provision for the three and nine months ended September 30, 2011 and 2010:

In millions	As of September 30, 2011	As of December 31, 2010	Percent Change 2011 vs. 2010
Gross loss and LAE reserves	$421	$623	-32%
Expected recoveries on unpaid losses	230	400	-43%

Loss and LAE reserves	$191	$223	-14%

Insurance loss recoverable	$148	$73	103%
Insurance loss recoverable—ceded(1)	$4	$2	81%
Reinsurance recoverable on paid and unpaid losses	$10	$9	12%

(1) -  Reported within “Other liabilities” on our consolidated balance sheets.

					Percent Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months	Nine Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Loss and LAE related to actual and expected payments	$54	$19	$(89)	$250	n/m	-135%
Recoveries of actual and expected payments	(44)	(14)	93	(207)	n/m	-145%

Gross losses incurred	10	5	4	43	106%	-89%
Reinsurance	0	1	0	(1)	n/m	n/m

Losses and loss adjustment expenses	$10	$6	$4	$42	78%	-89%

n/m -  Percent change not meaningful.

For the three months ended September 30, 2011, losses and LAE incurred of $10 million primarily related to a healthcare and a toll road transaction. Additionally, an increase in loss and LAE related to actual and expected payments on a tax-backed transaction was offset by an increase in the corresponding recoveries of such payments. For the three months ended September 30, 2010, losses and LAE incurred of $6 million primarily related to three housing transactions, partially offset by a reversal of estimated losses for a healthcare transaction.

For the nine months ended September 30, 2011, losses and LAE incurred of $4 million primarily related to a healthcare and a toll road transaction, partially offset by net reversals of estimated losses on affordable housing transactions. Additionally, a reversal of loss and LAE reserves related to future payments on a tax-backed transaction was offset by the reversal of the corresponding recoveries of such payments. For the nine months ended September 30, 2010, losses and LAE incurred of $42 million primarily related to a student loan transaction, three housing transactions and a healthcare transaction. Additionally, losses and LAE incurred related to a gaming revenue transaction was offset by expected recovery of the full amount of such losses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. As of September 30, 2011, loss and LAE reserves comprised the following:

$ in millions	Number of Issues (1)	Loss and LAE Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	10	$186	$710
Issues without defaults	5	5	157

Total gross of reinsurance	15	$191	$867

(1) -  An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and nine months ended September 30, 2011 and 2010 are presented in the following table:

					Percent Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months	Nine Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Gross expenses	$19	$17	$56	$46	9%	20%

Amortization of deferred acquisition costs	22	16	64	59	44%	8%
Operating	19	17	56	46	7%	20%

Total insurance operating expenses	$41	$33	$120	$105	25%	13%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for the three and nine months ended September 30, 2011 compared with the same periods of 2010 primarily due to higher legal costs associated with litigation and higher expenses related to support services provided by Optinuity Alliance Resources Corporation (“Optinuity”).

Amortization of deferred acquisition costs increased for the three and nine months ended September 30, 2011 compared with the same periods of 2010, consistent with the amortization of the related unearned premium revenue. Operating expenses increased for the three and nine months ended September 30, 2011 compared with the same periods of 2010 as a result of the increase in gross expenses. We did not defer a material amount of policy acquisition costs during 2011 or 2010.

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

MBIA Corp.’s guarantees insure structured finance and asset-backed obligations, privately issued bonds used for the financing of public purpose projects that are primarily located outside of the U.S., which include toll roads, bridges, airports, public transportation facilities, utilities and other types of infrastructure projects serving a substantial public purpose, and obligations of sovereign-related and sub-sovereign issuers. Structured finance and ABS typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, and leases and loans for equipment, aircraft and real property.

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

The following tables present our structured finance and international insurance segment results for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Percent Change
In millions	2011	2010	2011 vs. 2010
Net premiums earned	$51	$59	-13%
Net investment income	17	31	-44%
Fees and reimbursements	36	22	60%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(53)	552	-110%
Unrealized gains (losses) on insured derivatives	776	(1,044)	n/m

Net change in fair value of insured derivatives	723	(492)	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(12)	145	-108%
Net investment losses related to other-than-temporary impairments	0	0	n/m
Other net realized gains (losses)	1	(1)	n/m
Revenues of consolidated VIEs:
Net investment income	12	11	14%
Net gains (losses) on financial instruments at fair value and foreign exchange	86	(34)	n/m
Other net realized gains (losses)	0	-	n/m

Total revenues	914	(259)	n/m

Losses and loss adjustment	180	(26)	n/m
Amortization of deferred acquisition costs	34	23	38%
Operating	35	36	0%
Interest	34	34	-1%
Expenses of consolidated VIEs:
Operating	8	4	91%
Interest	10	11	-9%

Total expenses	301	82	n/m

Pre-tax income (loss)	$613	$(341)	n/m

n/m—Percent change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	Nine Months Ended September 30,		Percent Change
In millions	2011	2010	2011 vs. 2010
Net premiums earned	$181	$195	-7%
Net investment income	65	88	-26%
Fees and reimbursements	89	172	-48%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(601)	454	n/m
Unrealized gains (losses) on insured derivatives	(531)	(1,717)	-69%

Net change in fair value of insured derivatives	(1,132)	(1,263)	-10%
Net gains (losses) on financial instruments at fair value and foreign exchange	21	131	-84%
Net investment losses related to other-than-temporary impairments	(4)	(4)	12%
Other net realized gains (losses)	2	18	-94%
Revenues of consolidated VIEs:
Net investment income	39	32	23%
Net gains (losses) on financial instruments at fair value and foreign exchange	(27)	336	-108%
Other net realized gains (losses)	0	(74)	-100%

Total revenues	(766)	(369)	106%

Losses and loss adjustment	200	80	148%
Amortization of deferred acquisition costs	106	109	-2%
Operating	104	96	11%
Interest	101	102	-2%
Expenses of consolidated VIEs:
Operating	26	14	86%
Interest	31	32	-2%

Total expenses	568	433	32%

Pre-tax income (loss)	$(1,334)	$(802)	66%

n/m—Percent change not meaningful.

For the three and nine months ended September 30, 2011, we did not write any new structured finance and international insurance and for the three and nine months ended September 30, 2010, we did not write a meaningful amount of structured finance and international insurance. The lack of insurance writings in our structured finance and international insurance segment reflects the impact of the downgrades of MBIA Corp.’s insurance financial strength ratings by the major rating agencies, which occurred in 2008 and again in 2009. The Company does not expect to write a material amount of new business prior to an upgrade of the insurance financial strength ratings of MBIA Corp. and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation.

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

RESULTS OF OPERATIONS (continued)

The following table presents the adjusted pre-tax income (loss) of our structured finance and international insurance segment, and a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three and nine months ended September 30, 2011 and 2010:

					Percent Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months	Nine Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Adjusted total revenues	$174	$509	$532	$966	-66%	-45%
Adjusted total expenses	730	515	920	1,171	42%	-21%

Adjusted pre-tax income (loss)	(556)	(6)	(388)	(205)	n/m	89%
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	3	136	43	151	-98%	-72%
Mark-to-market gain (loss) on insured credit derivatives	832	(1,059)	(671)	(1,744)	n/m	-62%
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	(334)	(588)	318	(996)	-43%	-132%

Pre-tax income (loss)	$613	$(341)	$(1,334)	$(802)	n/m	66%

n/m—Percent change not meaningful.

For the three months ended September 30, 2011, adjusted pre-tax loss was $556 million compared with a loss of $6 million for the same period of 2010. Adjusted total revenues for the three months ended September 30, 2011 decreased compared with the same period of 2010 principally due to lower net premiums earned and lower net realized gains from the sale of investments. Adjusted total expenses for the three months ended September 30, 2011 increased compared with the same period of 2010 principally due to increases in insured credit derivative impairments and LAE and loss and LAE on financial guarantee insurance policies.

For the nine months ended September 30, 2011, adjusted pre-tax loss was $388 million compared with a loss of $205 million for the same period of 2010. Adjusted total revenues for the nine months ended September 30, 2011 decreased compared to the same period of 2010 principally due to lower fee revenue and, to a lesser extent, lower premiums earned and net investment income, which were partially offset by gains from the sale of investments. Fee revenue in the first nine months of 2010 included the receipt of amounts in excess of those which were contractually due to MBIA Corp. upon the termination of a reinsurance agreement, with no comparable amount recorded in the first nine months of 2011. Adjusted total expenses for the nine months ended September 30, 2011 decreased compared with the same period of 2010 principally due to a reduction in insured credit derivative impairments and LAE, which was driven by the settlement of CDS contracts at lower than previously reserved levels. Partially offsetting this favorability in credit derivative impairments and LAE was an increase in CMBS portfolio loss expectations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

CREDIT QUALITY The credit quality of our structured finance and international insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. The following table presents the credit quality distribution of our structured finance and international gross par outstanding as of September 30, 2011 and 2010. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

	Gross Par Outstanding as of September 30,
In millions	2011		2010
Rating	Amount	%	Amount	%
AAA	$49,540	30.4%	$73,212	34.9%
AA	12,115	7.5%	19,471	9.3%
A	28,961	17.8%	33,666	16.0%
BBB	35,234	21.6%	42,190	20.1%
Below investment grade	36,986	22.7%	41,335	19.7%

Total(1)	$162,836	100.0%	$209,874	100.0%

(1) - Includes gross par outstanding of $13.5 billion and $21.0 billion related to our consolidated VIEs as of September 30, 2011 and 2010, respectively.

As of September 30, 2011, total structured finance and international gross par outstanding rated A or above, before giving effect to MBIA’s guarantee, was 56% compared with 60% as of September 30, 2010. Additionally, as of September 30, 2011 and 2010, 23% and 20%, respectively, of gross par outstanding was rated below investment grade. Adverse changes in the ratings of our structured finance and international insured gross par outstanding were principally a result of ratings downgrades on CDO and commercial mortgage securitizations.

NET PREMIUMS EARNED Our structured finance and international insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts and insured derivative contracts, and certain of those premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned by type of insurance contract for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Net premiums earned:
Financial guarantee contracts	$51	$59	$181	$195
Insured derivative contracts (1)	23	33	80	87
VIEs (eliminated in consolidation)	4	23	13	37

Total net premiums earned	$78	$115	$274	$319

(1) - Premiums related to insured derivatives are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations.

Net premiums earned on non-derivative financial guarantee contracts for the three and nine months ended September 30, 2011 and 2010 are presented in the following table. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers and include scheduled premium earnings and premium earnings from refunded issues.

	Three Months Ended		Nine Months Ended		Percent Change
	September 30,		September 30,		Three Months	Nine Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Net premiums earned:
U.S.	$22	$33	$77	$100	-33%	-23%
Non-U.S.	29	26	104	95	12%	10%

Total net premiums earned	$51	$59	$181	$195	-13%	-7%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Structured finance and international net premiums earned decreased in the three and nine months ended September 30, 2011 compared with the same periods of 2010 due to the maturity and termination of insured transactions with no new material insurance writings.

NET INVESTMENT INCOME For the three and nine months ended September 30, 2011, our structured finance and international insurance investment portfolio generated $17 million and $65 million, respectively, of net investment income compared with $31 million and $88 million for the three and nine months ended September 30, 2010, respectively. The decrease in net investment income was primarily due to lower average asset balances in 2011 as a result of claim and commutation payments, and proceeds from the amortization of high-yielding securities reinvested in lower yielding liquid securities.

MBIA Corp., as lender, maintained a secured lending agreement with our asset/liability products segment, which totaled $2.0 billion at inception. Interest income on this arrangement, totaling approximately $4 million and $12 million for the three and nine months ended September 30, 2011, respectively, and $7 million and $23 million for the three and nine months ended September 30, 2010, respectively, is included in our structured finance and international insurance net investment income. As of September 30, 2011, the amount outstanding from our asset/liability products segment under this agreement was $600 million, and reflects the repayment of $375 million during the first nine months of 2011.

Investment asset balances at amortized cost as of September 30, 2011 and December 31, 2010 are presented in the following table:

	September 30, 2011		December 31, 2010
In millions	Investments at Amortized Cost	Pre-tax yield(1)	Investments at Amortized Cost	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$-	-	$50	3.84%
Taxable	1,021	5.99%	1,480	5.81%
Short-term	377	1.28%	673	1.45%

Total fixed-income	$1,398	4.72%	$2,203	4.43%
Secured loan from affiliate	600		975
Other	8		10

Total	$2,006		$3,188

(1) - Estimated yield-to-maturity.

FEES AND REIMBURSEMENTS For the three months ended September 30, 2011, fees and reimbursements were $36 million compared with $22 million for the same period of 2010. The increase was primarily due to an increase in ceding commission revenue recognized in proportion to the run-off of the related ceded policies, which fluctuates period to period. Additionally, the third quarter of 2011 included a fee collected in connection with the structuring of a Mexican correctional facility financing transaction. For the nine months ended September 30, 2011, fees and reimbursements were $89 million compared with $172 million for the same period of 2010. The decrease was primarily due to the receipt, in 2010, of amounts in excess of those which were contractually due to MBIA Corp. upon the termination of a reinsurance agreement as compensation for potential future performance volatility related to reassumed exposures. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums earned related to insured derivatives and the components of the net change in fair value of insured derivatives for the three and nine months ended September 30, 2011 and 2010:

					Percent Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months	Nine Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Net premiums and fees earned on insured derivatives	$25	$33	$82	$88	-25%	-7%
Realized gains (losses) on insured derivatives	(78)	519	(683)	366	-115%	n/m

Realized gains (losses) and other settlements on insured derivatives	(53)	552	(601)	454	-110%	n/m
Unrealized gains (losses) on insured derivatives	776	(1,044)	(531)	(1,717)	n/m	-69%

Net change in fair value of insured derivatives	$723	$(492)	$(1,132)	$(1,263)	n/m	-10%

n/m - Percent change not meaningful.

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

For the three months ended September 30, 2011, unrealized gains on insured derivatives were principally the result of unfavorable changes in the market perception of MBIA Corp.’s credit risk on its derivative liability and the reversal of unrealized losses from commutations, partially offset by reduced collateral pricing. For the nine months ended September 30, 2011, unrealized losses on insured derivatives were principally the result of favorable changes in the market perception of MBIA Corp.’s credit risk on its derivative liability and reduced collateral pricing, partially offset by the reversal of unrealized losses from commutations.

For the three and nine months ended September 30, 2010, unrealized losses on insured derivatives were principally the result of favorable changes in the market perception of MBIA Corp.’s credit risk on its derivative liability and the reversal of unrealized gains in connection with the commutation of derivative exposure from Channel Re.

As of September 30, 2011, MBIA Corp.’s five-year CDS cost was 50.75% upfront plus 5% per annum and as of September 30, 2010, its five-year CDS cost was 58.38% upfront plus 5% per annum. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 27.75% upfront plus 5% per annum to 52.75% upfront plus 5% per annum as of September 30, 2011 and ranged from 23.5% upfront plus 5% per annum to 58.5% upfront plus 5% per annum as of September 30, 2010.

As of September 30, 2011, we had $84.2 billion of gross par outstanding on insured credit derivatives compared with $99.5 billion as of December 31, 2010. The decrease in gross par outstanding was primarily due to settlements prior to maturity, contractual terminations, amortizations and maturities. During the three months ended September 30, 2011, six insured issues, representing $6.0 billion in gross par outstanding, had either matured or were contractually settled prior to maturity. During the nine months ended September 30, 2011, 18 insured issues, representing $14.1 billion in gross par outstanding, had either matured or were contractually settled prior to maturity. Partially offsetting this decrease in gross par were increases from the retranslation of foreign currency exposure at current foreign currency rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles to our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent the present values of our estimates of expected future claim payments for such transactions using a discount rate of 5.93%, the same rate used to calculate our statutory loss reserves as of September 30, 2011. We estimate that additional credit impairments on insured derivatives for the three months ended September 30, 2011 were $422 million, across 32 insured issues, and $380 million across 36 insured issues for the nine months ended September 30, 2011. Beginning with the fourth quarter of 2007 through September 30, 2011, total credit impairments on insured derivatives were estimated at $4.1 billion across 50 insured issues, inclusive of 34 insured issues for which we made settlement and claim payments of $2.0 billion, net of reinsurance and collections. Accordingly, we expect to realize additional net losses of $2.1 billion. Refer to the following “Losses and Loss Adjustment Expenses” section for additional information about credit impairments on insured derivatives.

Our estimate of credit impairments, a non-GAAP measure, may differ from the fair values recorded in our consolidated financial statements. Although the Company’s statements of operations include the fair values, the Company regards the changes in credit impairment estimates as critical information for investors since the credit impairment estimates reflect the present values of amounts it expects to pay in claims, net of recoveries, with respect to insured credit derivatives. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments. In the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse before or at the maturity of the contracts. Contracts also may be settled prior to maturity at amounts that may be more or less than their recorded fair values. Those settlements can result in realized gains or losses, and will result in the reversal of unrealized gains or losses. The Company is not required to post collateral to counterparties of these contracts.

Refer to “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for information about legal actions commenced by MBIA with respect to certain CDS contracts. The outcome of such legal actions may affect the amount of realized losses ultimately incurred by the Company, although the damages potentially awarded to the Company upon prevailing in the litigation are not directly considered in determining the impairment of the insured credit derivative contracts. Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expenses” in our consolidated statements of operations. Such costs totaled approximately $3 million for both of the three months ended September 30, 2011 and 2010 and $11 million and $6 million for the nine months ended September 30, 2011 and 2010, respectively.

REVENUES OF CONSOLIDATED VIEs For the three months ended September 30, 2011, total revenues of consolidated VIEs were $98 million compared with a loss of $23 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, total revenues of consolidated VIEs were $12 million compared with total revenues of $294 million for the nine months ended September 30, 2010. Fluctuations in revenues of consolidated VIEs were principally driven by gains and losses on financial instruments at fair value and foreign exchange as a result of changes in the fair value of VIE assets and liabilities recorded through earnings. For the three months ended September 30, 2011, net gains on financial instruments at fair value and foreign exchange were $86 million and primarily resulted from an increase in the market’s perception of MBIA’s nonperformance risk relative to prior periods. For the three months ended September 30, 2010, net losses on financial instruments at fair value and foreign exchange were $34 million and primarily resulted from a decrease in the market’s perception of MBIA’s nonperformance risk. For the nine months ended September 30, 2011, net losses on financial instruments at fair value and foreign exchange were $27 million and primarily resulted from a decrease in the market’s perception of MBIA’s nonperformance risk. For the nine months ended September 30, 2010, net gains on financial instruments at fair value and foreign exchange were $336 million and primarily resulted from an increase in the value of loan repurchase commitment assets in RMBS securitizations. Offsetting net gains in the first nine months of 2010 were $74 million of net losses resulting from the basis difference between MBIA’s carry value of certain assets and liabilities and that of VIEs consolidated in the first quarter of 2010.

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

The Company faces significant risks and uncertainties related to potential or actual losses from its CMBS insured exposure, which is mostly in the form of insured derivatives, its second-lien RMBS insured exposure, which relate to RMBS backed by home equity lines of credit (“HELOCs”) and closed-end second mortgages (“CES”), including the receipt of recoveries, and its ABS CDO insured exposure. Continued significant adverse developments and higher than expected payments on these exposures could result in a decline in the Company’s liquidity and statutory capital position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The impact of insured exposures on the Company’s liquidity position is best understood by assessing the ultimate amount of payments that the Company will be required to make in respect of these exposures. In this regard, the Company discloses the discounted expected future net cash flows to be made under all insurance contracts, irrespective of the legal form of the guarantee (i.e., financial guarantee policy or insured derivative contract) or the GAAP accounting basis.

The following tables present the aggregate changes in the discounted values of net payments expected to be made on all insurance contracts for the three and nine months ended September 30, 2011, and aggregate loss and LAE reserves and insurance loss recoverables as of September 30, 2011 and December 31, 2010. All amounts presented in the following tables are calculated in accordance with GAAP, with the exception of those related to insured credit derivative impairments. The amounts reported for insured credit derivative impairments are calculated in accordance with U.S. STAT because GAAP does not contain a comparable measurement basis for these contracts. All losses and recoverables reported in the following tables are measured using discounted probability-weighted cash flows. Losses and recoverables on VIEs that are eliminated in consolidation are included because the consolidation of these VIEs does not impact whether or not we will be required to make payments under our insurance contracts. As a result of the different accounting bases of amounts included in the following tables, the total provided in each table represents a non-GAAP measure.

Aggregate Losses and LAE (change in discounted values of net payments)

	Three Months Ended September 30, 2011
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other (2)	Total
Change in actual and expected payments	$134	$(22)	$497	$118	$727
Change in actual and expected salvage	(90)	0	-	(6)	(96)

Total aggregate losses and LAE	$44	$(22)	$497	$112	$631

	Nine Months Ended September 30, 2011
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other (2)	Total
Change in actual and expected payments	$315	$(361)	$865	$131	$950
Change in actual and expected salvage	(312)	7	0	(17)	(322)

Total aggregate losses and LAE	$3	$(354)	$865	$114	$628

(1) - Includes HELOC loans and CES.

(2) - Includes alternative A-paper transactions and other insurance contracts.

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	Three Months Ended September 30, 2011
In millions	Second-lien RMBS	ABS CDO	CMBS	Other	Total
Financial guarantee insurance (1)	$37	$31	$-	$112	$180
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(2)	7	28	-	-	35
Insured credit derivatives (statutory basis) (3)	-	(81)	497	-	416

Total aggregate losses and LAE	$44	$(22)	$497	$112	$631

(1) - Included in “Losses and loss adjustment expense” as reported on the Company’s consolidated statements of operations.

(2) - Represents losses and LAE eliminated upon the consolidation of insured VIEs.

(3) - Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	Nine Months Ended September 30, 2011
In millions	Second-lien RMBS	ABS CDO	CMBS	Other	Total
Financial guarantee insurance (1)	$35	$51	$-	$114	$200
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(2)	(32)	79	-	-	47
Insured credit derivatives (statutory basis) (3)	-	(484)	865	-	381

Total aggregate losses and LAE	$3	$(354)	$865	$114	$628

(1) - Included in “Losses and loss adjustment expense” as reported on the Company’s consolidated statements of operations.

(2) - Represents losses and LAE eliminated upon the consolidation of insured VIEs.

(3) - Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

Aggregate Losses and LAE Roll Forward

In millions	Financial Guarantee Insurance (1)	Financial Guarantee Insurance Related to VIEs (2)	Insurance Credit Derivative Impairments and LAE (3)	Reinsurance (4)	Total
Gross loss and LAE reserves as of December 31, 2010	$906	$377	$2,490	$(6)	$3,767
Gross insurance loss recoverable as of December 31, 2010	(2,459)	(1,061)	(74)	2	(3,592)

Total reserves (recoverable) as of December 31, 2010	(1,553)	(684)	2,416	(4)	175
Ceded reserves	(4)	-	-	-	(4)

Net reserves as of December 31, 2010	(1,557)	(684)	2,416	(4)	171
Total aggregate losses and LAE incurred	200	47	381	-	628
(Payments) collections and other	(525)	(187)	(696)	4	(1,404)

Net reserves as of September 30, 2011	(1,882)	(824)	2,101	-	(605)
Ceded reserves	1	-	(1)	-	-

Total reserves (recoverable) as of September 30, 2011	$(1,881)	$(824)	$2,100	$-	$(605)

Gross loss and LAE reserves as of September 30, 2011	$741	$370	$2,166	$(8)	$3,269
Insurance loss recoverable as of September 30, 2011	(2,622)	(1,194)	(66)	8	(3,874)

Total reserves (recoverable) as of September 30, 2011	$(1,881)	$(824)	$2,100	$-	$(605)

(1) - Included in “Losses and loss adjustment expense,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated statements of operations and consolidated balance sheets.

(2) - Represents loss and loss adjustment expense, loss and loss adjustment expense reserves and insurance loss recoverable eliminated upon the consolidation of insured VIEs.

(3) - Represents statutory losses and LAE and recoveries for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations and the fair value of these contracts are recorded in “Derivative liabilities” on the Company’s consolidated balance sheets.

(4) - Represents “Losses and loss adjustment expense,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated financial statements and are ceded to third party reinsurers under insurance contracts. As of September 30, 2011, there was a $1 million receivable related to financial guarantee reinsurance and a $1 million payable related to Insured Credit Derivative impairments and LAE reinsurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Summary of Financial Guarantee Insurance Losses and LAE

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements in this Form 10-Q and to “Note 2: Significant Accounting Policies” and “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a description of the Company’s loss and LAE reserving policy and additional information related to its loss reserves.

The following tables present information about our insurance reserves and recoverable as of September 30, 2011 and December 31, 2010, as well as our loss and LAE provision for the three and nine months ended September 30, 2011 and 2010. The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date. Our insurance loss recoverable includes recoveries related to put-backs of ineligible mortgage loans within second-lien RMBS transactions and other amounts due to MBIA under subrogation rights.

In millions	September 30, 2011	December 31, 2010	Percent Change 2011 vs. 2010
Gross losses and LAE reserves	$1,198	$1,402	-15%
Expected recoveries on unpaid losses	457	496	-8%

Loss and LAE reserves	$741	$906	-18%

Insurance loss recoverable	$2,622	$2,459	7%
Insurance loss recoverable - ceded(1)	$7	$1	n/m
Reinsurance recoverable on paid and unpaid losses	$8	$6	33%

(1) - Reported within “Other liabilities” on our consolidated balance sheets.

n/m - Percent change not meaningful.

					Percent Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months	Nine Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Losses and LAE related to actual and expected payments	$239	$244	$344	$531	-2%	-35%
Recoveries of actual and expected payments	(58)	(263)	(142)	(439)	-78%	-68%

Gross losses incurred	181	(19)	202	92	n/m	120%
Reinsurance	(1)	(7)	(2)	(12)	-86%	-77%

Losses and loss adjustment expenses	$180	$(26)	$200	$80	n/m	148%

n/m - Percent change not meaningful.

The $239 million of losses and LAE incurred for the three months ended September 30, 2011 reported in the preceding table included $154 million of non-second-lien RMBS loss activity and $85 million of losses related to insured second-lien RMBS transactions. The $58 million of recoveries for the three months ended September 30, 2011 included $48 million of recoveries related to insured second-lien RMBS transactions and $10 million related to other activity. The $48 million of recoveries related to second-lien RMBS transactions included $44 million of recoveries resulting from ineligible mortgage loans included in insured exposures that were subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans and $4 million related to excess interest cash flows within the securitizations.

The $244 million of losses and LAE incurred for the three months ended September 30, 2010 included $203 million related to insured second-lien RMBS transactions and $41 million of other loss activity. The $263 million of recoveries for the three months ended September 30, 2010 included $267 million of recoveries related to second-lien RMBS transactions, partially offset by $4 million of other recovery activity. The $267 million of second-lien RMBS transactions comprised approximately $150 million related to amounts expected to be paid to MBIA from excess interest cash flows within the securitizations and $117 million in estimates of potential recoveries resulting from ineligible mortgages included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The $344 million of losses and LAE incurred for the nine months ended September 30, 2011 included $187 million of non-second-lien RMBS loss activity and $157 million related to insured second-lien RMBS transactions. The $142 million of recoveries for the nine months ended September 30, 2011 included $122 million of recoveries related to insured second-lien RMBS transactions and $20 million related to other recovery activity. The $122 million of recoveries related to second-lien RMBS transactions included $198 million of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans offset by a $76 million reduction in excess interest cash flows within the securitizations. The decrease in recoveries from excess spread resulted from an increase in voluntary prepayments within the securitizations.

The $531 million of losses and LAE incurred for the nine months ended September 30, 2010 included $374 million of losses related to insured second-lien RMBS transactions and $157 million related to other loss activity. The $439 million of recoveries for the nine months ended September 30, 2010 included $437 million related to second-lien RMBS transactions and $2 million related to other recovery activity. The $437 million of recoveries related to second-lien RMBS transactions comprised approximately $386 million in estimates of potential recoveries resulting from ineligible mortgages included in insured exposures that are subject to contractual obligations by sellers/services to repurchase or replace such mortgages and $51 million related to amounts expected to be paid to MBIA from excess interest cash flows within the securitizations.

For the three and nine months ended September 30, 2011, losses and LAE incurred included the elimination of $35 million and $47 million, respectively, as a result of the consolidation of VIEs. The $35 million elimination included gross losses related to actual and expected payments of $90 million offset by recoveries of actual and expected payments of $55 million. The $47 million elimination included gross losses related to actual and expected future payments of $210 million offset by recoveries of actual and expected payments of $163 million.

For the three and nine months ended September 30, 2010, losses and LAE incurred included the elimination of a $198 million expense and a $29 million net benefit, respectively, as a result of the consolidation of VIEs. The $198 million elimination included gross losses related to actual and expected future payments of $854 million, offset by actual and expected potential recoveries of $656 million. The $29 million elimination included actual and estimated potential recoveries of $1.0 billion, offset by gross losses related to actual and expected future payments of $1.0 billion.

Included in the Company’s loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves for three issues that have no expected future claim payments or par outstanding, but for which the Company is obligated to pay LAE incurred in prior periods. As of September 30, 2011, loss and LAE reserves comprised the following:

$ in millions	Number of Issues (1)	Loss and LAE Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	85	$439	$7,957
Issues without defaults	29	302	1,929

Total gross of reinsurance	114	$741	$9,886

(1)	- An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

MBIA reports expected potential recoveries of certain paid claims within “Insurance loss recoverable” and the corresponding estimated recovery amounts due to reinsurers within “Other liabilities” on the Company’s consolidated balance sheets. As of September 30, 2011 and December 31, 2010, our insurance loss recoverable was $2.8 billion and $2.5 billion, respectively. The increase in our insurance loss recoverable principally resulted from an increase in expected potential recoveries resulting from the aforementioned obligations of the sellers/servicers of second-lien RMBS transactions to repurchase ineligible mortgage loans. As of September 30, 2011 and December 31, 2010, our insurance loss recoverable also included recoveries of approximately $625 million and $674 million, respectively, from expected excess interest within second-lien RMBS securitizations. Insurance loss recoverables due to reinsurers totaled $7 million and $1 million as of September 30, 2011 and December 31, 2010, respectively. Insurance loss recoverables are only paid to reinsurers upon receipt of such amounts by MBIA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities (“MBS”) backed by residential mortgage loans, including second-lien residential mortgage securitizations (revolving HELOC loans and CES.) For the three months ended September 30, 2011, we recorded losses and LAE of $37 million related to second-lien RMBS transactions, after the elimination of $7 million of losses incurred from consolidating VIEs. The $37 million of losses and LAE was due to $85 million of gross losses and LAE offset by gross recoveries of $48 million. For the nine months ended September 30, 2011, we recorded losses and LAE of $35 million related to second-lien RMBS transactions, after the elimination of a $32 million benefit as a result of consolidating VIEs. The $35 million of losses and LAE was due to gross losses and LAE of $157 million offset by recoveries of $122 million.

MBIA Corp. also insures MBS backed by first-lien subprime mortgage loans directly through RMBS securitizations. There has been considerable stress and continued deterioration in the subprime mortgage market since 2008 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of September 30, 2011, the Company had $3.3 billion of gross par outstanding from direct exposure to subprime mortgage loans compared with $3.5 billion as of December 31, 2010. While subprime transactions directly guaranteed by MBIA Corp. include collateral comprising mortgage loans originated during 2005, 2006, and 2007, given the amount of subordination below MBIA Corp.’s insured portion of such transactions available to absorb losses from collateral defaults, we currently do not expect material ultimate losses on these transactions. As of September 30, 2011, the Company had $339 million of gross par outstanding in five insured direct subprime mortgage transactions with 2005, 2006, or 2007 subprime mortgage collateral appearing on the Company’s Classified or Caution Lists.

The following table presents the par outstanding of MBIA Corp.’s total direct RMBS insured exposure, including those issues that have been placed in a surveillance category, as of September 30, 2011 by S&P credit rating category. Amounts include the par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
In millions	Prime First-lien	Alternative A-paper First-lien		Subprime First-lien	HELOC Second-lien	CES Second-lien	Total
AAA	$207	$1,442		$2,064	$-	$12	$3,725
AA	15	11		54	-	-	80
A	2	468		178	51	28	727
BBB	-	485		127	852	25	1,489
Below investment grade	2	1,305		902	3,230	4,221	9,660

Total gross par	$226	$3,711	(1)	$3,325	$4,133	$4,286	$15,681

(1) Includes international exposure of $1.0 billion.

The following table presents the par outstanding by vintage year of MBIA Corp.’s total second-lien residential mortgage loan securitizations insured exposure as of September 30, 2011. Amounts include the par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
In millions	HELOC	% of Total HELOC	CES	% of Total CES
2007	$560	13%	$2,796	65%
2006	1,474	36%	1,374	32%
2005	1,223	29%	-	0%
2004	727	18%	76	2%
2003 and prior	149	4%	40	1%

Total gross par	$4,133	100%	$4,286	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

During the three months ended September 30, 2011, we paid approximately $195 million, net of reinsurance and collections, on insured second-lien RMBS transactions, or $143 million after eliminating $52 million of net payments made on behalf of consolidated VIEs. During the nine months ended September 30, 2011, we paid approximately $649 million, net of reinsurance and collections, on insured second-lien RMBS transactions, or $463 million after eliminating $186 million of net payments made on behalf of consolidated VIEs. Through September 30, 2011, we paid a cumulative total of $5.9 billion, net of reinsurance and collections, or $3.9 billion after eliminating $2.0 billion of net payments made on behalf of consolidated VIEs, on insured second-lien RMBS transactions. As of September 30, 2011, we had loss and LAE reserves related to our remaining insured second-lien RMBS exposure of $220 million after eliminating $76 million of loss and LAE reserves related to our consolidated VIEs. The loss and LAE reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the cash receipts we expect from the performing mortgage loans in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” in our consolidated balance sheets. The payments that we make virtually all go to reduce the principal balances of the securitizations.

The following table provides information about second-lien RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments, net of collections, as of September 30, 2011 and for which it does not consolidate under accounting guidance for VIEs:

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Gross Claims and LAE Paid Since Inception
HELOC	13	$14,253	$2,475	$2,015
CES	10	8,421	2,711	1,975

Total	23	$22,674	$5,186	$3,990

Total net of reinsurance				$3,879

As of September 30, 2011, the gross par outstanding on insured second-lien RMBS transactions included in the preceding table was $5.2 billion compared with $6.0 billion as of December 31, 2010. As of September 30, 2011, we expect to pay an additional $579 million (on a present value basis) on these transactions and expect to receive a total of $984 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. Of this amount, $625 million is included in “Insurance loss recoverable” and $359 million is included in “Loss and loss adjustment expense reserves.” In addition, we expect to receive $1.9 billion (on a present value basis) in respect of the sellers’/servicers’ obligation to repurchase ineligible mortgage loans, which is included in “Insurance loss recoverable.”

The following table provides information about second-lien RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments, net of collections, as of September 30, 2011, and for which it consolidates under accounting guidance for VIEs. As such, these payments are not reflected as insurance losses in our consolidated financial statements subsequent to consolidation. As of September 30, 2011, the Company has recorded put-back recoveries as a result of forensic reviews and extrapolation for amounts paid on all second-lien RMBS transactions included in the following table:

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Gross Claims and LAE Paid Since Inception
HELOC	6	$3,657	$1,193	$587
CES	6	4,844	1,510	1,470

Total	12	$8,501	$2,703	$2,057

Total net of reinsurance				$1,986

As of September 30, 2011, we expect to pay an additional $141 million (on a present value basis) on these transactions and expect to receive a total of $321 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. In addition, we expect to receive $938 million (on a present value basis) as of September 30, 2011 from the contractual obligation of the sellers/servicers to repurchase ineligible mortgage loans, that was recorded in “Loan repurchase commitments,” presented in “Assets of consolidated variable interest entities,” on the consolidated balance sheets.

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

The following table provides the total of all second-lien RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments and performed a forensic review of defaulted mortgage loans as of September 30, 2011. The Company no longer believes that the practice of reviewing loans for purposes of assessing put-back recoveries is necessary in order to estimate potential recoveries. Additionally, the Company’s put-back claims are not only related to non-performing loans but to any loan where representations and warranties are breached. There were five issues with gross par outstanding of $296 million that were not included within our forensic review and, therefore, excluded from the following table. The securitizations included in the following table are not consolidated by the Company under accounting guidance for VIEs:

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Gross Claims and LAE Paid Since Inception
HELOC	9	$12,533	$2,230	$1,784
CES	9	7,817	2,660	1,975

Total	18	$20,350	$4,890	$3,759

Total net of reinsurance				$3,661

We have recorded put-back recoveries for amounts paid on all second-lien RMBS transactions included in the above table with the exception of two issues with original par insured of $695 million, gross par outstanding of $119 million and gross claims paid since inception of $443 million. There is one additional issue for which a forensic review was performed but has been excluded from the above table since it has not been placed on our “Classified List” and we have not made a claim payment. There are two first-lien alternative A-paper deals for which a forensic review was performed, but have been excluded from the above table.

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

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Structured finance and international insurance segment expenses for the three and nine months ended September 30, 2011 and 2010 are presented in the following table:

	Three Months Ended		Nine Months Ended		Percent Change
	September 30,		September 30,		Three Months	Nine Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Gross expenses	$37	$37	$109	$100	-2%	9%

Amortization of deferred acquisition costs	$34	$23	$106	$109	38%	-2%
Operating	35	36	104	96	0%	11%

Total insurance operating expenses	$69	$59	$210	$205	16%	4%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for the nine months ended September 30, 2011 compared with the same period of 2010 due to an increase in compensation costs as a result of the reversal of accrued bonus expense in 2010, and an increase in costs associated with insured CDS contracts and litigation.

The decrease in the amortization of deferred acquisition costs for the nine months ended September 30, 2011 compared with the same period of 2010 was driven by a decrease in the amortization of the related unearned premium revenue. Operating expense increased for the nine months ended September 30, 2011 compared with the same period of 2010 as a result of the increase in gross expenses. We did not defer a material amount of policy acquisition costs during 2011 or 2010. Policy acquisition costs in these periods were related to premium taxes and assessments on installment policies written in prior periods.

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

MBIA Corp.’s $89.5 billion CDO portfolio represented 55% of its total insured gross par outstanding of $162.8 billion as of September 30, 2011. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions
Collateral Type	Gross Par Outstanding as of September 30, 2011
Multi-sector CDOs(1)	$6.9
Investment grade CDOs and structured corporate credit pools	33.9
High yield corporate CDOs	8.4
Structured commercial real estate pools and CDOs	40.3

Total	$89.5

(1) - Includes one multi-sector CDO-squared transaction with gross par of $0.2 billion as of September 30, 2011.

Multi-Sector CDOs

Multi-sector CDOs are transactions that include a variety of structured finance asset classes in their collateral pools. The underlying collateral in MBIA Corp.’s insured multi-sector CDO transactions, including one CDO-squared transaction, comprises RMBS, CDOs of ABS (multi-sector CDOs), corporate CDOs, collateralized loan obligations (“CLOs”), ABS (e.g., securitizations of auto receivables, credit cards, etc.), CRE CDOs, CMBS and corporate credits. Our insured multi-sector CDO transactions primarily rely on underlying collateral originally rated single-A, or above (CDOs of “high-grade U.S. ABS”) and collateral primarily originally rated triple-B (CDOs of “mezzanine U.S. ABS”).

The overwhelming majority of the Company’s multi-sector CDOs benefit from two sources of credit enhancement in that we are subject to a claim to the extent the subordination in the underlying securities collateralizing MBIA Corp.’s insured tranche (“Underlying Collateral Subordination”) is fully eroded and the subordination below MBIA Corp.’s insured tranche in the CDO transaction (“Insured Tranche Subordination”) is fully eroded. MBIA Corp.’s payment obligation after a default insures current interest and ultimate principal.

Total gross par exposure in our multi-sector CDO portfolio was $35.9 billion as of December 31, 2007. Since 2007 through September 30, 2011, our multi-sector CDO gross par exposure has decreased by approximately $29.0 billion primarily from negotiated commutations of $18.5 billion in gross par and contractual terminations without any payment from MBIA Corp. of $5.4 billion in gross par. The remaining reduction was due to the amortization and maturity of transactions. As of September 30, 2011, our gross par exposure to multi-sector CDOs was $6.9 billion and represented 8% of MBIA Corp.’s CDO exposure and approximately 4% of MBIA Corp.’s total gross par insured.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured multi-sector CDO transactions:

$ in millions				Collateral as a % of Performing Pool Balance as of September 30, 2011
Year Insured	# of CDOs	Gross Par Outstanding		Other Collateral	RMBS	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)
CDOs of High-Grade U.S. ABS
2003	1	$178	(1)	100%	0%	100%	28.5%	10.0%	$(18)
2004	2	826	(2)	70%	30%	100%	0.0-5.7%	10.0-13.0%	(64)
2005	1	727		31%	69%	100%	0.0%	20.0%	(127)
2006	3	1,373		38%	62%	100%	0.0%	12.0-14.0%	(379)
2007	2	1,338		63%	37%	100%	0.0%	13.0-14.0%	(340)

Subtotal	9	4,442							(928)

CDOs of Mezzanine U.S. ABS
2000	1	3		61%	39%	100%	84.9%	21.4%	-
2002	6	533		67%	33%	100%	0.0-67.1%	13.8-28.1%	-
2003	4	527		56%	44%	100%	0.0-54.8%	21.5-29.8%	-
2004	3	331		42%	58%	100%	0.0%	25.0-30.5%	(19)

Subtotal	14	1,394							(19)

Total	23	5,836							(947)
		344		Multi-Sector CDO European Mezzanine and Other Collateral (1 CDO)					(16)
		703		Multi-Sector CDO insured in the Secondary Market prior to 2005 (34 CDOs)					-

Grand Total		$6,883							$(963)

(1) - This transaction is multi-sector CDO-squared.

(2) - In the third quarter of 2011, one 2004 originated CDO was reclassified from Investment Grade Corporate to Multi-Sector due to portfolio amortization.

Our multi-sector CDOs are classified into CDOs of high-grade U.S. ABS, including one CDO-squared transaction, and CDOs of mezzanine U.S. ABS. As of September 30, 2011, gross par outstanding on MBIA Corp.-insured CDOs of high-grade U.S. ABS totaled $4.4 billion. The majority of the collateral contained within our ABS multi-sector CDOs comprised RMBS. Original Insured Tranche Subordination levels in these transactions ranged from 10% to 20% compared with current Insured Tranche Subordination levels of 0% to 28.5%. As of September 30, 2011, gross par outstanding on MBIA Corp.-insured CDOs of mezzanine U.S. ABS totaled $1.4 billion and the majority of the collateral consisted of RMBS and CMBS. Original Insured Tranche Subordination levels in these transactions ranged from 13.8% to 30.5% compared with current Insured Tranche Subordination levels that range from 0% to 84.9%.

The significant erosion of Insured Tranche Subordination in our multi-sector CDO transactions principally resulted from the underperformance of RMBS and CDO collateral. As discussed above, the erosion of Insured Tranche Subordination in these transactions increases the likelihood that MBIA Corp. will pay claims. As of September 30, 2011, our credit impairment estimates for 27 classified multi-sector CDO transactions for which MBIA Corp. expects to incur actual net claims in the future (15 of which are insured in the secondary market), representing 47% of all MBIA Corp.-insured multi-sector CDO transactions (including both CDS and non-CDS contracts), aggregated $805 million. Of the remaining transactions, 21% are on our Caution List and 32% continue to perform at or close to our original expectations. In the event of further performance deterioration of the collateral referenced or held in our multi-sector CDO transactions, the amount of credit impairments could increase materially.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of September 30, 2011, the ratings distribution of our insured multi-sector CDO transactions is presented in the following table. These ratings are intended to reflect the past and expected future performance of the underlying collateral within each transaction.

Insured Exposure Rating(1)	Original	Current
AAA	100%	0%
AA	0%	3%
A	0%	0%
BBB	0%	5%
Below investment grade	0%	92%

Total	100%	100%
(1) - All ratings are current. Ratings are derived using the most conservative rating among Moody’s, S&P or internal ratings.

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

Our investment grade corporate CDO exposure references pools of predominantly investment grade corporate credits. Additionally, some of these pools may include limited exposure to other asset classes, including structured finance securities (such as RMBS and CDOs). Most of our investment grade corporate CDO policies guarantee coverage of losses on collateral assets once Insured Tranche Subordination in the form of a deductible has been eroded, and are generally highly customized structures. As of September 30, 2011, the majority of insurance protection provided by MBIA Corp. on investment grade corporate CDO exposure was attached at a super senior level. Our gross par exposure to investment grade corporate CDOs of $33.9 billion represents 38% of MBIA Corp.’s CDO exposure and 21% of MBIA Corp.’s total gross par insured. Most of the Company’s insured investment grade corporate CDOs have experienced Insured Tranche Subordination erosion due to default of underlying referenced corporate obligors, as well as certain structured finance securities, but we currently do not expect losses on MBIA Corp.’s insured tranches. As of September 30, 2011, the collateral amount in the portfolio exceeds the gross par outstanding as a result of credit enhancement (such as over-collateralization and Insured Tranche Subordination).

Our gross par of insured investment grade corporate CDOs includes $14.3 billion that was typically structured to include buckets (typically 30%-35% of the overall CDO) of references to specific tranches of other investment grade corporate CDOs (monotranches). In such transactions, MBIA Corp.’s insured investment grade corporate CDOs include, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The referenced monotranches in such CDOs were typically rated double-A and each referenced monotranche was typically sized to approximately 3% of the overall reference risk pool. The inner referenced monotranches are not typically subject to acceleration and do not give control rights to a senior investor. The inner referenced monotranches have experienced Insured Tranche Subordination erosion due to the default of their referenced corporate assets.

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured investment grade corporate CDOs and structured corporate credit pool transactions:

$ in millions			As of September 30, 2011

Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Other Collateral	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)

2003 and prior	2	$815	100%	0%	100%	12.8-39.9%	13.5-15.0%	$-
2005	7	10,437	93%	7%	100%	11.7-26.0%	14.0-27.5%	(344)
2006	4	6,967	93%	7%	100%	12.2-23.3%	16.0-25.0%	(355)
2007	13	15,601	98%	2%	100%	12.6-34.4%	15.0-35.0%	(334)

Subtotal	26	33,820						(1,033)
		46	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (5 CDOs)					-

Grand Total		$33,866						$(1,033)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

High Yield Corporate CDOs

Our high yield corporate CDO portfolio, totaling $8.4 billion of gross par exposure, largely comprises middle-market/special-opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). Our gross par exposure to high yield corporate CDOs represents 9% of the MBIA Corp.’s CDO exposure and approximately 5% of MBIA Corp.’s total gross par insured as of September 30, 2011.

There have been some declines in Insured Tranche Subordination levels as a result of defaults in underlying collateral, as well as sales of underlying collateral at discounted prices. Insured Tranche Subordination for CDOs insured in earlier years have experienced, on average, more deterioration than those insured in later years. Insured Tranche Subordination within CDOs may decline over time as a result of collateral deterioration. The risk of lower Insured Tranche Subordination levels is typically offset by the amortization of outstanding insured debt and a decrease in the time to maturity. There are currently no significant losses on MBIA Corp.’s insured high yield corporate CDO tranches at this time. However, there can be no assurance that the Company will not incur significant losses as a result of deterioration in Insured Tranche Subordination.

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured high yield corporate CDO transactions:

$ in millions			As of September 30, 2011

Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability) (1)
2003	1	$162	100%	71.0%	24.2%	$-
2004	2	3,045	100%	43.9-65.5%	22.0-33.3%	-
2005	1	953	100%	18.9%	21.8%	-
2006	3	2,669	100%	12.1-63.9%	10.0-49.0%	-
2007	3	1,472	100%	28.4-31.2%	32.0-34.0%	0.1

Subtotal	10	8,301				0.1
		149	High Yield Corporate CDO insured in the Secondary Market prior to 2003 (6 CDOs)			-

Grand Total		$8,450				$0.1

(1) - Net derivative amounts are immaterial due to the positive performance of the credit derivative transactions.

Commercial Real Estate Pools and CDOs

As of September 30, 2011, we had $40.3 billion of gross par exposure to the commercial real estate sector through insured structured transactions primarily comprising CRE collateral. Our CRE portfolio can be largely sub-divided into two distinct categories: structured CMBS pools and CRE CDOs. In addition, MBIA Corp. insures approximately $3.6 billion in CRE loan pools, primarily comprising European assets, which are not included in the following discussion. After September 30, 2011, MBIA Corp. agreed to commute $8.3 billion of gross insured CRE exposure.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of credit impairments on our CRE pools and CDO exposure, including the methodology used to calculate these impairments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Structured CMBS Pools

As of September 30, 2011, our gross par exposure to structured CMBS pools totaled approximately $33.4 billion and represented approximately 21% of MBIA Corp.’s total gross par insured. Since the end of 2007 through September 30, 2011, our structured CMBS pools gross par exposure has decreased by approximately $7.3 billion, primarily from negotiated commutations and contractual terminations. Our structured CMBS pool insured transactions are pools of CMBS bonds, Real Estate Investment Trust (“REIT”) debt and other CRE CDOs structured with first loss deductibles such that MBIA Corp.’s obligation attached at a minimum of a triple-A level when the policies were issued. The deductible sizing was a function of the underlying collateral ratings and certain structural attributes. MBIA Corp.’s guarantees for most structured CMBS pool transactions cover losses on collateral assets once the deductibles have been eroded. These deductibles provide credit enhancement and subordination to MBIA’s insured position.

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

The following table presents the collateral as a percentage of the pool balances, as well as the current deductible, as of September 30, 2011 for all MBIA Corp.-insured structured CMBS pool transactions:

$ in millions			As of September 30, 2011
Year Insured	# of Pools	Gross Par Outstanding	CMBS	REIT Debt	Other	Total	Current Deductible	Original Deductible	Net Derivative / Asset (Liability)
2003	1	$115	73%	24%	3%	100%	34.3%	26.0%	$-
2005	1	2,291	100%	0%	0%	100%	8.0%	8.0%	(1)
2006	9	6,450	90%	0%	10%	100%	10.0-67.0%	10.0-70.0%	(611)
2007	28	24,505	97%	0%	3%	100%	5.0-84.8%	5.0-82.3%	(1,968)

Subtotal	39	33,361							(2,580)
		69	Structured CMBS Pools insured in the Secondary Market prior to 2005 (5 pools)						-

Grand Total		$33,430							$(2,580)

Overall, deductibles may appear to show little erosion, however, more significant erosion has occurred for some policies due to the levels of securitized loan liquidations that have taken place over the past 12-18 months. Several insured transactions with a gross par outstanding of $7.9 billion include concentrations of repackaged CRE related collateral (e.g., a CRE CDO or other re-securitization of CMBS). In many cases, the underlying repackaged securities may have had low original ratings. Given the additional leverage inherent in the repackaged CMBS collateral, many of the underlying securities are expected to have substantial or complete losses and are modeled as such by MBIA.

When considering all of the CMBS collateral underlying all of the static pools insured by MBIA that were outstanding as of September 30, 2011, approximately 43% of the collateral was originally rated BBB and below and 39% was originally rated AAA. The higher risk of BBB collateral was intended to be offset by the diversification in the collateral pool and the level of the deductible, whereas pools backed by all AAA collateral benefited from diversification and required smaller deductibles. In all cases, regardless of the underlying collateral rating, MBIA Corp.’s insured position was rated AAA at origination of the transaction by at least Moody’s, S&P or Fitch. As of September 30, 2011, 77% of CMBS collateral underlying the pools insured by MBIA was rated below investment grade.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

In 2006 and 2007, we insured 19 static CMBS pools, with $15.2 billion of gross par outstanding as of September 30, 2011, in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower. The remainder of the collateral in these 19 pools consisted of higher rated CMBS bonds, REIT debt and other securities. The BBB and below rated CMBS bonds underlying these 19 pools had original credit enhancement levels that ranged from 0.0% to 9.0% with an original weighted average credit enhancement level of 3.8%, compared to credit enhancement levels that range from 0.0% to 83.6% with a weighted average credit enhancement level of 2.9% as of September 30, 2011. MBIA Corp.’s original policy level deductibles for these 19 insured pools ranged from 20.0% to 82.3% with an original weighted average deductible by gross par outstanding of 34.3%, compared to deductibles that range from 17.5% to 84.8% with a weighted average deductible by gross par outstanding of 30.8% as of September 30, 2011. Most of MBIA Corp.’s estimated credit impairments of $1.4 billion for our static CMBS pools relate to a subset of these 19 pools. The following table presents the vintage and original rating composition of the CMBS collateral in our static CMBS pools:

	CMBS Collateral Vintage
Original Rating	2004 and Prior	2005	2006	2007	Total
AAA	8.9%	2.3%	16.0%	11.5%	38.7%
AA	0.0%	0.1%	0.6%	1.7%	2.4%
A	0.0%	2.3%	10.9%	2.4%	15.6%
BBB	1.5%	8.7%	23.3%	3.4%	36.9%
Below investment grade or not rated	2.4%	1.8%	1.5%	0.7%	6.4%

Total	12.8%	15.2%	52.3%	19.7%	100.0%

As of August 31, 2011, our structured CMBS pool portfolio comprised over 51,000 loans. The weighted average debt service coverage ratio (“DSCR”) of underlying mortgage loans in the CMBS pools was 1.62 based on net operating income derived from the most recent property level financial statements (based on 78.5% of the properties having provided 2010 financial statements) compared with an average DSCR of 1.69 as of September 30, 2010. Although the average DSCR decreased slightly over the past 11 months, many properties experienced more significant declines in financial performance over the past year resulting in the percentage of properties with a DSCR less than 1.0 increasing from nearly 15% as of September 30, 2010 to 16.6% as of August 31, 2011. The weighted average loan-to-value ratio was 79% as of August 31, 2011 compared with 76% as of December 31, 2010 and 75% as of September 30, 2010. The majority of the loans are long-term and fixed-rate in nature. Approximately 22% of the loans will mature within the next three years; however, the weighted average DSCR of these loans was significantly higher at 2.08 based on the latest available financial statements. Approximately nine percent of the loans mature in the next 12 months and these loans have a weighted average DSCR of 2.52. Transaction attachment points range from 5% to 85% and underlying bond level credit enhancement generally ranges from 0% to 30% or higher, both of which are structural factors that were intended to minimize potential losses.

Delinquencies have increased markedly in the CRE market over the last two years given the economic downturn and the shortage of financing. As of August 31, 2011, 30-day and over delinquencies continued to increase in the fixed-rate conduit CMBS market to 9.0% and in MBIA Corp.’s insured static pooled CMBS portfolio to 9.6%. The higher delinquency rate in MBIA Corp.’s portfolio was primarily due to a concentration in the 2006 and early 2007 vintages. Additionally, the market includes newer vintage transactions from 2010 and 2011, which have virtually no delinquencies, whereas MBIA’s gross portfolio size has not increased over that time. Although we have also seen a deceleration in the pace of increases in the delinquency rate over the past several months, some of the deceleration is attributable to the loan modifications and extensions granted by the special servicers for these CMBS loans as well as increased liquidations. The special servicers are responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process with the objective of maximizing proceeds for all bondholders by avoiding or minimizing loan level losses.

Actual losses will be a function of the proportion of loans in the pools that are foreclosed and liquidated and the loss severities associated with those liquidations. If the deductibles in the Company’s insured transactions and underlying referenced CMBS transactions are fully eroded, additional property level losses upon foreclosures and liquidations could result in substantial losses for MBIA. Ultimate loss rates remain uncertain and it is possible that we will experience severe losses or liquidity needs due to increased deterioration in our insured CMBS portfolio, in particular if macroeconomic stress escalates, there is a “double dip” recession, increased delinquencies, higher levels of liquidations of delinquent loans, and/or higher severities of loss upon liquidation. Although we still believe the likelihood of a double dip recession is low, we do consider the possibility in our estimates for future claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

CRE CDOs

As of September 30, 2011, our gross par exposure to CRE CDOs totaled approximately $6.9 billion and represented approximately 4% of MBIA Corp.’s total gross par insured. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt, and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. Most of these transactions benefit from typical CDO structural features such as cash diversion triggers, collateral quality tests, and manager replacement provisions. Typically, MBIA Corp. guarantees timely interest and ultimate principal of these CDOs. As with our other insured CDOs, these transactions were generally structured with credit protection originally rated triple-A, or a multiple of triple-A, below our guarantee. As of September 30, 2011, our CRE CDO insured portfolio did not contain any CDOs of ABS exposures. Some of the CRE CDO transactions do contain some RMBS collateral, but overall this comprises 2% of the collateral in the CRE CDO portfolio.

Within our CRE CDO portfolio, we had five transactions with 2006 or 2007 vintage collateral totaling $2.4 billion of gross par outstanding as of September 30, 2011 in which substantially all of the collateral originally comprised BBB or BBB- rated tranches of CMBS. While these transactions were designed to include managed portfolios, trading has been minimal since inception. We have recorded impairments of $186 million on these five CRE CDO transactions.

The following table presents the collateral as a percentage of the performing pool balances as of September 30, 2011 for all MBIA Corp.-insured CRE CDO transactions:

$ in millions			As of September 30, 2011
Year Insured	# of CRE CDOs	Gross Par Outstanding	CMBS	Whole Loans	REIT Debt	Other	Total	Current Enhancement	Original Enhancement	Net Derivative / Asset (Liability)
2004	2	$47	54%	0%	18%	28%	100%	29.9-33.2%	22.0-22.4%	$-
2005	1	96	78%	0%	15%	7%	100%	29.9%	22.7%	(0)
2006	11	3,224	39%	46%	4%	11%	100%	0.0-62.3%	24.0-60.0%	(218)
2007	10	3,542	64%	19%	4%	13%	100%	0.0-51.9%	20.0-60.0%	(332)

Total	24	$6,909								$(550)

U.S. Public Finance and Structured Finance and International Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of September 30, 2011 for our U.S. public finance and structured finance and international insurance operations:

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	LOC / Trust Accounts	Reinsurance Recoverable (1)
Assured Guaranty Corp.	AA+ (Watch Negative)	Aa3 (Negative)	$3,594	$-	$18
Assured Guaranty Re Ltd.	AA (Watch Negative)	A1 (Negative)	652	5	-
Overseas Private Investment Corporation	AA+ (Negative)	Aaa (Negative)	320	-	-
Export Development Canada	AAA (Stable)	Aaa (Stable)	81	1	-

Others	A+ or above	A1 or above	103	1	0

Total			$4,750	$7	$18

(1) - Total reinsurance recoverable of $18 million comprised recoverables on paid and unpaid losses of $2 million and $16 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of September 30, 2011, the total amount available under these letters of credit and trust arrangements was $7 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of September 30, 2011, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $4.8 billion compared with $5.7 billion as of December 31, 2010. Of the $4.8 billion of ceded par outstanding as of September 30, 2011, $3.0 billion was ceded from our U.S. public finance insurance segment and $1.8 billion was ceded from our structured finance and international insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. As of September 30, 2011, the total amount for which National would be liable in the event that the reinsurers of MBIA Corp. were unable to meet their obligations is $3.0 billion. For Financial Guaranty Insurance Company (“FGIC”) policies assigned to National from MBIA Insurance Corporation, National maintains the right to receive third-party reinsurance totaling $9.5 billion.

Advisory Services

Our asset management advisory business is primarily conducted through Cutwater. Cutwater offers advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its other subsidiaries.

The following table summarizes the results and assets under management of our advisory services segment for the three and nine months ended September 30, 2011 and 2010. These results include revenues and expenses from transactions with the Company’s insurance, corporate, and wind-down operations.

					Percent Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months	Nine Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Net investment income	$-	$0	$-	$0	n/m	n/m
Fees	14	17	46	50	-13%	-8%
Net gains (losses) on financial instruments at fair value and foreign exchange	0	1	0	2	n/m	n/m
Other net realized gains (losses)	-	-	-	0	n/m	n/m

Total revenues	14	18	46	52	-21%	-12%
Operating expenses	15	19	52	50	-17%	3%

Pre-tax income (loss)	$(1)	$(1)	$(6)	$2	99%	n/m

Ending assets under management:
Third-party	$24,639	$26,356	$24,639	$26,356	-7%	-7%
Insurance and corporate	8,375	10,600	8,375	10,600	-21%	-21%
Asset/liability products and conduits	4,939	6,235	4,939	6,235	-21%	-21%

Total ending assets under management	$37,953	$43,191	$37,953	$43,191	-12%	-12%

n/m - Percent change not meaningful.

For the nine months ended September 30, 2011, the unfavorable change in pre-tax income (loss) within our advisory services segment compared with the same period of 2010 was primarily driven by decreases in advisory fees due to declines in asset balances managed for our other segments and for third parties.

Average third-party assets under management for the nine months ended September 30, 2011 were $25.6 billion compared with $26.2 billion for the nine months ended September 30, 2010. As of September 30, 2011, third-party ending assets under management of $24.6 billion decreased $682 million from December 31, 2010 and decreased $1.7 billion from September 30, 2010. The decrease in third-party assets was principally due to a decline in our short-term pool products, which resulted from lower operating balances at the state and local government level and the continued low interest rate environment. As of September 30, 2011, ending assets under management related to the Company’s other segments of $13.3 billion decreased $2.1 billion from December 31, 2010 and $3.5 billion from September 30, 2010, due to a reduction in the assets managed for our insurance and asset/liability products segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The Company has issued a commitment to the pooled investment programs managed or administered by Cutwater Colorado Investor Services Corp. (“Cutwater-CISC”), formerly known as Colorado Investor Services Corporation. The commitment, which is accounted for as a derivative and recorded on the balance sheet at fair value, covers losses in the programs should the net asset value per share decline below a specified per share value. As of September 30, 2011, the maximum amount of payments that the Company would be required to make under the commitment was $4.3 billion. The commitment would be terminated if Cutwater-CISC was no longer manager or administrator or the program was no longer in compliance with its respective investment objectives and policies. Although the pools hold high-quality short-term investments, there is risk that the Company will be required to make payments or incur a loss under these guarantees in the event of material redemptions by shareholders of the pools and the need to liquidate investments held in the pools. The net unrealized gain on the commitment was not material for the nine months ended September 30, 2011. The Company has purchased, and may in the future purchase, investments at its discretion from the pooled investment programs it manages, whether or not such programs have been guaranteed by the Company.

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

The following table summarizes the consolidated results of our corporate segment for the three and nine months ended September 30, 2011 and 2010. These results include revenues and expenses that arise from general corporate activities and from providing support to our other segments.

					Percent Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months	Nine Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Net investment income	$1	$4	$0	$12	-82%	n/m
Fees	22	21	68	65	6%	4%
Net gains (losses) on financial instruments at fair value and foreign exchange	8	(62)	47	(80)	-113%	n/m
Net investment losses related to other-than-temporary impairments	(10)	—	(10)	—	n/m	n/m
Net gains (losses) on extinguishment of debt	0	0	0	0	n/m	n/m

Total revenues	21	(37)	105	(3)	n/m	n/m

Operating	28	27	78	79	2%	-1%
Interest	14	16	44	49	-11%	-11%

Total expenses	42	43	122	128	-3%	-5%

Pre-tax income (loss)	$(21)	$(80)	$(17)	$(131)	-74%	-87%

n/m - Percent change not meaningful.

Net investment income for the three and nine months ended September 30, 2011 decreased compared with the same periods of 2010 primarily as a result of the settlement of a loan with our asset/liability products segment in the fourth quarter of 2010 whereby the corporate segment made a capital contribution to the asset/liability products segment in settlement of the full outstanding principal balance of the loan. Interest income on the loan, included in net investment income, was $4 million and $11 million for the three and nine months ended September 30, 2010, respectively.

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

Interest expense for the three and nine months ended September 30, 2011 decreased compared with the same periods of 2010 as a result of corporate debt repurchases and maturities.

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

Asset/Liability Products

The following table presents the results of our asset/liability products segment for three and nine months ended September 30, 2011 and 2010. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

					Percent Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months	Nine Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Net investment income	$18	$27	$66	$80	-34%	-18%
Net gains (losses) on financial instruments at fair value and foreign exchange	11	(117)	(206)	(138)	-109%	49%
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(1)	-	(12)	(187)	n/m	-94%
Other-than-temporary impairments recognized in accumulated other comprehensive loss	0	0	(18)	148	n/m	-112%

Net investment losses related to other-than-temporary impairments	(1)	0	(30)	(39)	n/m	-24%
Net gains (losses) on extinguishment of debt	-	10	24	28	-100%	-16%
Other net realized gains (losses)	(40)	-	(36)	0	n/m	n/m
Revenues of consolidated VIEs:
Net investment income	0	(3)	(7)	(5)	-94%	39%
Net gains (losses) on financial instruments at fair value and foreign exchange	0	11	12	34	-98%	-66%
Other net realized gains (losses)	40	-	40	-	n/m	n/m

Total revenues	28	(72)	(137)	(40)	-139%	n/m

Operating	3	2	9	10	61%	-5%
Interest	33	44	100	134	-25%	-26%
Expenses of consolidated VIEs:
Interest	-	0	-	-	n/m	n/m

Total expenses	36	46	109	144	-21%	-24%

Pre-tax income (loss)	$(8)	$(118)	$(246)	$(184)	-93%	34%

n/m - Percent change not meaningful.

For the nine months ended September 30, 2011, the results of our asset/liability products segment were adversely affected by net losses from fair valuing financial instruments, primarily due to adverse movements in interest rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of September 30, 2011, principal and accrued interest outstanding on investment agreements and MTN obligations and securities sold under agreements to repurchase totaled $3.7 billion compared with $4.2 billion as of December 31, 2010. The decrease in these liabilities resulted from scheduled amortizations and repurchases of MTNs. In addition to investment agreements, MTNs and third-party repurchase agreements, our asset/liability products segment had a secured loan payable outstanding to MBIA Corp. of $600 million as of September 30, 2011.

Cash and investments supporting the segment’s liabilities, including intercompany liabilities, had market values plus accrued interest of $3.3 billion and $4.2 billion as of September 30, 2011 and December 31, 2010, respectively. These assets comprised securities with an average credit quality rating of A2. Additionally, receivables for securities sold net of payables for securities purchased were $10 million and $8 million as of September 30, 2011 and December 31, 2010, respectively. Refer to the “Liquidity” section included herein for a discussion about the liquidity position of the asset/liability products program.

Through MBIA Inc., the asset/liability products segment also entered into matched repurchase and reverse repurchase agreements with National. These agreements, collectively, provide high-quality collateral to the asset/liability products segment for up to $2.0 billion, which is then pledged to investment agreement counterparties, and low-risk investment portfolio yield enhancement to the U.S. public finance insurance segment. As of September 30, 2011, the fair value of collateral received from National under these agreements totaled $1.4 billion.

As of September 30, 2011, our asset/liability products segment had a deficit of cash, investments and other liquid assets at amortized cost to debt issued to third-parties and affiliates at amortized cost of approximately $610 million, which deficit is expected to increase as a result of on-going expected operating losses. In the third quarter, the deficit increased primarily as a result of asset sales. To address the deficit, we may raise third-party capital or transfer assets over time into the wind-down portfolio from the holding company activities at MBIA Inc. Our ability to resolve this deficit will depend on our ability to successfully implement our strategies. There can be no assurance that we will be successful in implementing our strategies or that such strategies will provide adequate liquidity to meet all payment obligations.

Conduits

The following table presents the results of our conduit segment for the three and nine months ended September 30, 2011 and 2010. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

					Percent Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months	Nine Months
In millions	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Revenues of consolidated VIEs:
Net investment income	$4	$5	$11	$14	-31%	-23%
Net gains (losses) on financial instruments at fair value and foreign exchange	0	0	1	8	n/m	-90%
Net gains (losses) on extinguishment of debt	-	14	-	18	-100%	-100%

Total revenues	4	19	12	40	-80%	-70%

Operating	-	0	-	1	-100%	-100%
Expenses of consolidated VIEs:
Operating	1	0	2	1	n/m	42%
Interest	4	5	12	13	-18%	-4%

Total expenses	5	5	14	15	-17%	-5%

Pre-tax income (loss)	$(1)	$14	$(2)	$25	-108%	-110%

n/m - Percent change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Our conduit segment is principally operated through Meridian and Triple-A One Funding, LLC (“Triple-A One”). Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits. As such, we have eliminated intercompany transactions with our conduits from our consolidated balance sheets and statements of operations. After the elimination of such intercompany assets and liabilities, conduit investments (including cash) were $1.6 billion and $1.5 billion as of September 30, 2011 and December 31, 2010, respectively, and conduit debt obligations were $1.5 billion as of September 30, 2011 and December 31, 2010. The effect of these eliminations on the Company’s consolidated balance sheets was a reduction of fixed-maturity investments, representing investments in conduit MTNs by other MBIA subsidiaries, with a corresponding reduction of conduit MTN liabilities.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2011 and 2010 are presented in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
In millions	2011		2010		2011		2010
Pre-tax income (loss)	$745		$(356)		$(1,165)		$(647)
Provision (benefit) for income taxes	$301	40.4%	$(143)	40.2%	$(472)	40.5%	$(249)	38.5%
For the nine months ended September 30, 2011, the Company’s effective tax rate applied to its pre-tax loss was higher than the U.S. statutory tax rate of 35%. Included in the September 30, 2011 effective tax rate are tax benefits resulting from the reversal of a portion of our valuation allowance, tax-exempt interest income from investments, and income earned in non-U.S. jurisdictions, which is being taxed at less than the statutory rate.

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

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes and surplus notes issued by MBIA Insurance Corporation. Total capital resources were $4.2 billion and $4.7 billion as of September 30, 2011 and December 31, 2010, respectively. MBIA Inc. utilizes its capital resources to support the business activities of its subsidiaries. As of September 30, 2011, MBIA Inc.’s investments in subsidiaries totaled $4.2 billion.

Securities Repurchases

Repurchases of debt and/or common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that debt and/or share repurchases can be an appropriate deployment of capital in excess of amounts needed to support our liquidity while maintaining the CPR of MBIA Corp. and National as well as other business needs.

During the nine months ended September 30, 2011, we repurchased 6.5 million of common shares of MBIA Inc. under our share repurchase program at a cost of $50 million and an average price of $7.64 per share. As of September 30, 2011, $23 million was available for future repurchases under the program.

During the nine months ended September 30, 2011, we repurchased $122 million par value of GFL MTNs at a cost of approximately 80% of par value. Also, during the nine months ended September 30, 2011, MBIA Inc., through its asset/liability products segment, purchased $5 million par value of surplus notes issued by MBIA Insurance Corporation at a cost of approximately 55% of par value.

During the nine months ended September 30, 2011, MBIA Inc. purchased 111 shares of the outstanding preferred stock of MBIA Insurance Corporation at a weighted average price of approximately $20,200 per share or 20.20% of the face value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by, the State of New York. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the New York Department of Financial Services (“NYDFS”), previously referred to as The New York State Insurance Department or NYSID, and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of U.S. STAT and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct. U.S. STAT differs from GAAP in a number of ways. Refer to the statutory accounting practices note to consolidated financial statements of National and MBIA Corp. within exhibits 99.2 and 99.3, respectively, to MBIA Inc.’s annual report on Form 10-K for the year ended December 31, 2010 for an explanation of the differences between U.S. STAT and GAAP.

National

Capital and Surplus

National reported total statutory capital of $2.6 billion as of September 30, 2011 compared with $2.4 billion as of December 31, 2010. As of September 30, 2011, statutory capital comprised $1.4 billion of contingency reserves and $1.2 billion of policyholders’ surplus. The increase in National’s statutory capital is primarily due to statutory net income of $231 million for the nine months ended September 30, 2011. Consistent with our plan to transform our insurance business, the Company received approval from the NYDFS to reset National’s unassigned surplus to zero, which was effective January 1, 2010. As of September 30, 2011, National’s unassigned surplus was $620 million. In October 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the approval of the surplus reset. Refer to “Legal Proceedings – Transformation Litigation” in Part II, Item 1 of this Form 10-Q for a discussion of this action.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Insurance Corporation––Capital and Surplus” section for additional information about contingency reserves under the New York Insurance Law (“NYIL”). National’s policyholders’ surplus was $1.2 billion as of September 30, 2011. National’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, incurred losses would reduce policyholders’ surplus.

New York State insurance law regulates the payment of dividends by financial guarantee insurance companies and provides that such companies may not declare or distribute dividends except out of statutory earned surplus. Under New York State insurance law, the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as reported in the latest statutory financial statements (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the Superintendent of the NYDFS approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations.

National is subject to New York State insurance law with respect to the payment of dividends as described above. National had a positive earned surplus as of September 30, 2011, which provides National with dividend capacity. National did not declare or pay any dividends during the first nine months of 2011. At the current time, National does not intend to declare dividends, and in October 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the approval of the surplus reset.

National’s statutory policyholders’ surplus was lower than its GAAP shareholder’s equity by $2.3 billion as of September 30, 2011. U.S. STAT differs from GAAP in certain respects. For National, the significant differences include the following: contingency reserves are recorded on a statutory basis and not on a GAAP basis; upfront and installment premium revenue are earned under different schedules between U.S. STAT and GAAP; acquisition costs are charged as incurred under U.S. STAT rather than deferred and amortized under GAAP; changes in deferred income tax balances are recognized in surplus under U.S. STAT rather than recognized either in net income or other comprehensive income under GAAP and “non-admitted assets” are charged directly against surplus under U.S. STAT but are reflected as assets under GAAP.

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

National’s CPR, and components thereto, as of September 30, 2011 and December 31, 2010 are presented in the following table:

In millions	As of September 30, 2011	As of December 31, 2010
Policyholders’ surplus	$1,209	$908
Contingency reserves	1,400	1,473

Statutory capital	2,609	2,381

Unearned premium reserve	2,585	2,873
Present value of installment premiums(1)	265	282

Premium resources(2)	2,850	3,155

Loss and LAE reserves(1)	29	96

Total claims-paying resources	$5,488	$5,632

(1) - Calculated using a discount rate of 4.19% as of September 30, 2011 and December 31, 2010.

(2) - Includes financial guarantee and insured credit derivative related premiums.

National’s total CPR as of September 30, 2011 decreased to $5.5 billion as net income was partially offset by the decrease in unearned premiums, estimated future cash collections, and loss and LAE reserves.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $2.6 billion as of September 30, 2011 compared with $2.7 billion as of December 31, 2010. As of September 30, 2011, statutory capital comprised $1.3 billion of contingency reserves and $1.3 billion of policyholders’ surplus. For the nine months ended September 30, 2011, MBIA Insurance Corporation had a statutory net loss of $37 million, which was primarily due to losses incurred offset by premium revenue and net investment income. MBIA Insurance Corporation’s policyholders’ surplus as of September 30, 2011 includes a negative unassigned surplus of $738 million.

As of September 30, 2011, MBIA Insurance Corporation recognized estimated recoveries of $1.8 billion, net of reinsurance and income taxes at a rate of 35%, on a statutory basis related to put-backs of ineligible loans in our insured transactions. These expected insurance recoveries represented 69% of MBIA Insurance Corporation’s statutory capital (defined as policyholders’ surplus plus contingency reserve) as of September 30, 2011. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Executive Overview—Economic and Financial Market Trends and MBIA’s Business Outlook” included herein.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. MBIA Insurance Corporation’s policyholders’ surplus was $1.3 billion as of September 30, 2011. MBIA Insurance Corporation’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. In addition, MBIA Insurance Corporation’s policyholders’ surplus position could be enhanced by the settlement, commutation or repurchase of insured transactions at prices less than statutory loss reserves. Conversely, incurred losses or an inability to collect on our ineligible loan put-back claims would reduce policyholders’ surplus.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Under New York’s financial guarantee statutes, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Under the NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves, and 50% of its loss reserves and unearned premium reserves, in certain qualifying assets. Reductions in the contingency reserve may be recognized based on excess reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYDFS. Pursuant to approval granted by the NYDFS in accordance with the NYIL, as of September 30, 2011, MBIA Insurance Corporation released to surplus an aggregate of $318 million of contingency reserves.

MBIA Insurance Corporation’s statutory policyholders’ surplus is higher than its GAAP shareholders’ equity by $869 million as of September 30, 2011. U.S. STAT differs from GAAP in certain respects. For MBIA Insurance Corporation, the significant differences include the following: insured credit derivatives are assessed for insurance losses under U.S. STAT rather than recorded at fair value under GAAP; the shareholders’ equity impact of our consolidated VIEs is more negative than the loss reserves we carry on our statutory books for those policies; surplus notes are recorded as a component of policyholders’ surplus under U.S. STAT rather than treated as long-term debt under GAAP; contingency reserves are recorded on a statutory basis and not on a GAAP basis; upfront and installment premium revenue are earned under different schedules for U.S. STAT and GAAP; acquisition costs are charged as incurred under U.S. STAT rather than deferred and amortized under GAAP; fixed-maturity investments are generally reported at amortized cost under U.S. STAT rather than at fair value under GAAP; the discount rate used in calculating loss reserves is the yield-to-maturity of MBIA Insurance Corporation’s fixed-income investment portfolio, excluding cash and cash equivalents and other investments not intended to defease long-term liabilities for U.S. STAT rather than applicable risk-free rates under GAAP; changes in deferred income tax balances are recognized in surplus under U.S. STAT rather than recognized either in net income or other comprehensive income under GAAP; and “non-admitted assets” are charged directly against surplus under U.S. STAT but are reflected as assets under GAAP.

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

MBIA Insurance Corporation’s CPR, and components thereto, as of September 30, 2011 and December 31, 2010 are presented in the following table:

In millions	As of September 30, 2011	As of December 31, 2010
Policyholders’ surplus	$1,285	$1,075
Contingency reserves	1,364	1,656

Statutory capital	2,649	2,731

Unearned premium reserve	623	703
Present value of installment premiums(1)	1,338	1,655

Premium resources(2)	1,961	2,358
Loss and LAE reserves(1)	(758)	155

Total claims-paying resources	$3,852	$5,244

(1) - Calculated using a discount rate of 5.93% as of September 30, 2011 and December 31, 2010.

(2) - Includes financial guarantee and insured credit derivative related premiums.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Insurance Corporation’s total CPR as of September 30, 2011 was $3.9 billion compared with $5.2 billion as of December 31, 2010. The decrease in CPR is primarily due to loss payments associated with insured RMBS securitizations and payments associated with the commutation of insured structured CMBS pools, investment grade corporate CDOs and a multi-sector CDO which resulted in a reduction to loss and LAE reserves. As of September 30, 2011, loss and LAE reserves are in a receivable position as expected recoveries on our insured RMBS transactions more than offset case basis reserves on the remainder of MBIA Insurance Corporation’s insured portfolio as a result of claim payments made.

LIQUIDITY

Liquidity risk is the risk that an enterprise will not have sufficient resources to meet contractual payment obligations when due. Generally, failure to maintain an appropriate liquidity position results from an enterprise’s inability to access the capital markets, a lack of adequate cash flow from operations or investing activities, inability to liquidate assets and/or an unexpected acceleration of payments to settle liabilities. We encounter significant liquidity risk in our insurance businesses, asset/liability products business and corporate operations. We continue to satisfy all of our payment obligations and we believe that we have adequate resources to meet our expected liquidity needs in both the short-term and the long-term.

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

As part of our liquidity risk management framework, we also seek to evaluate and manage liquidity on both a legal entity basis and a segment basis. Legal entity liquidity is an important consideration as there are legal, regulatory and other limitations on our ability to utilize the liquidity resources within the overall enterprise. Unexpected loss payments arising from ineligible mortgage loans in securitizations that we have insured, dislocation in the global financial markets, the loss of our triple-A insurance financial strength ratings in 2008, the overall economic downturn in the U.S. and credit spreads widening during the third quarter of 2011 significantly increased the liquidity needs and decreased the financial flexibility in our segments and legal entities. The Company could face additional liquidity pressure in all of its operations and businesses through increased liquidity demands or a decrease in its liquidity supply if (i) the Company is unable to collect or is delayed in collecting on contract claim recoveries related to ineligible mortgage loans in securitizations, (ii) loss payments on the Company’s insured transactions were to rise significantly, including due to ineligible mortgage loans in securitizations that we have insured, (iii) adverse market or economic conditions persist for an extended period of time or worsen, (iv) the value of the assets in the asset/liability products segment portfolio decline due to market conditions similar to those experienced in 2009, which will increase the collateralization requirements for that portfolio, (v) the Company is unable to sell assets at values necessary to satisfy payment obligations or is unable to access new capital through the issuance of equity or debt, or (vi) the Company experiences an unexpected acceleration of payments required to settle liabilities, including as a result of payment or other defaults. These pressures could arise from exposures beyond residential mortgage-related stress, which to date has been the main cause of stress.

A substantial majority of our put-back claims have been disputed by the loan sellers/servicers and is currently subject to litigation. As of September 30, 2011, we recorded a total of $2.8 billion in expected recoveries related to our put-back claims of ineligible mortgage loans, including expected recoveries recorded in our consolidated VIEs. There is some risk that the sellers/servicers or other responsible parties might not be able to satisfy any judgment we secure in litigation. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. While we believe that we have adequate liquidity resources to provide for anticipated cash outflows, if we do not realize, or are delayed in realizing, these expected recoveries, we may not have adequate liquidity to fully execute our strategy to reduce future potential economic losses by commuting policies and purchasing instruments issued or guaranteed by us.

U.S. Public Finance Insurance Liquidity

Liquidity risk arises in our U.S. public finance insurance segment when claims on insured exposures result in payment obligations, when operating cash inflows fall due to depressed new business writings, when investment income declines, when unanticipated expenses arise, or when invested assets experience credit defaults or significant declines in fair value.

The insurance policies issued or reinsured by the Company’s licensed insurers generally provide unconditional and irrevocable guarantees of payments of the principal of, and interest or other amounts owing on, insured obligations when due; or in the event that the insurance company has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon the insurance company’s election to accelerate. The fact that our U.S. public finance insurance segment’s financial guarantee contracts generally cannot be accelerated by a party other than the insurer helps to mitigate liquidity risk in this segment.

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

Adverse macro-economic conditions such as we are currently experiencing in the U.S. can create payment requirements as a result of our unconditional and irrevocable pledges to pay principal and interest, or other amounts owing on insured obligations, when due. Additionally, our U.S. public finance insurance segment requires cash for the payment of operating expenses. Finally, National also provides liquid assets to our asset/liability products segment through matched repurchase and reverse repurchase agreements to support its business operations and liquidity position, as described below. Changes in the market value of securities sold to National under its Asset Swap, with the asset/liability products segment can adversely affect its liquidity position.

National held cash and short-term investments of $321 million as of September 30, 2011, of which $145 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. Most of National’s investments, including those encumbered by the Asset Swap are liquid and highly rated. The Company believes that the liquidity position of its U.S. public finance insurance segment is sufficient to meet cash requirements in the ordinary course of business.

Structured Finance and International Insurance Liquidity

Liquidity risk arises in our structured finance and international insurance segment when claims on insured exposures result in payment obligations, when we make payments to commute insured exposure, when operating cash inflows fall due to depressed new business writings, when investment income decreases, when unanticipated expenses arise, or when invested assets experience credit defaults or significant declines in fair value. We may also experience liquidity constraints as a result of NYIL requirements that we maintain certain assets to back our reserves and surplus.

Since the fourth quarter of 2007 through September 30, 2011, MBIA Corp. has made $8.8 billion of cash payments, before reinsurance and collections and including payments made to debt holders of consolidated VIEs, associated with RMBS securitizations and commutations and claim payments relating to CDS contracts. These cash payments include loss payments of $673 million made on behalf of MBIA Corp.’s consolidated VIEs.

Of the $8.8 billion, MBIA Corp. has paid $6.0 billion of claims on policies insuring second-lien RMBS securitizations. We believe these payments were driven primarily by an overwhelming number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. As a result, payments have been far in excess of the level that might be expected in an economic downturn. As a result of the unprecedented and unexpected mortgage loan defaults driven by placement of ineligible loans in RMBS securitizations, MBIA could incur payment obligations beyond its current estimate. MBIA is seeking to enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations and has recorded a total of $2.8 billion of related expected recoveries on its consolidated balance sheets. These recoveries are being pursued through litigation discussed more fully in “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

The Company believes the current liquidity position of MBIA Corp. is adequate to make expected future payments. However, the degree of loss within the Company’s insured second-lien RMBS transactions has been unprecedented, and continued elevated levels of payments beyond our expectation would cause additional stress on MBIA Corp.’s liquidity position. In addition, while MBIA Corp. has made and may in the future make payments to counterparties in consideration for the commutation of insured transactions, MBIA Corp.’s ability to commute insured transactions will depend on management’s assessment of available liquidity.

Payment requirements in our structured finance and international financial guarantee contracts fall into three categories: (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; and (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted, which payments are unscheduled and therefore more difficult to predict, and which category applies to most of the transactions on which we have recorded loss reserves. We are generally required to satisfy claims on a next business day basis, and as a result seek to identify potential claims in advance through our monitoring process. While our financial guarantee policies generally cannot be accelerated, thereby mitigating liquidity risk, our insurance of CDS contracts may, in certain events, including the insolvency or payment default of the insurer or the issuer of the CDS, be subject to termination by the counterparty, triggering a claim for the fair value of the contract. Additionally, our structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

MBIA Corp. provides guarantees to or insures third party holders of our asset/liability products segment’s obligations. If we were unable to meet payment or collateral requirements associated with these obligations, the holders thereof could make claims under the MBIA Corp. insurance policies. In 2008, MBIA Corp. lent $2.0 billion to the asset/liability products segment on a secured basis (“Secured Loan”), the outstanding balance of which loan was $600 million as of September 30, 2011. The Secured Loan was originally scheduled to mature in the fourth quarter of 2011, but has been extended with the approval of the NYDFS to May 2012 with a maximum outstanding amount of $450 million. During the nine months ended September 30, 2011, a total of $375 million was repaid.

In order to monitor liquidity risk and maintain appropriate liquidity resources for payments associated with our residential mortgage-related exposures, MBIA employs a stress scenario-based liquidity model using the same “Roll Rate Methodology” as described in “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements. Using this methodology, the Company estimates the level of payments that would be required to be made if delinquencies and charge-offs were significantly higher than our base case assumptions. These estimated payments, together with all other significant operating, financing and investing cash flows are forecasted to the final maturity of the longest dated outstanding insured obligation. This “stress-loss” scenario is periodically updated to account for changes in risk factors and to reconcile differences between forecasted and actual payments.

As of September 30, 2011, MBIA Corp. had unencumbered cash and available-for-sale investments of $1.8 billion, of which $824 million comprised cash and highly liquid assets. We believe that MBIA Corp.’s liquidity resources will adequately provide for anticipated cash outflows. In the event of unexpected liquidity requirements, we may have insufficient resources to meet our obligations or insufficient qualifying assets to support our surplus and reserves, and may seek to increase our cash holdings position by selling or financing assets, or raising external capital, and there can be no assurance that we will be able to draw on these additional sources of liquidity.

Corporate Liquidity

The activities of the corporate segment and certain activities of the asset/liability products segment are conducted within MBIA Inc. Liquidity needs in our corporate segment are generally predictable and primarily relate to certain activities of MBIA Inc., such as principal and interest payments on corporate debt and operating expenses. In addition to MBIA Inc.’s corporate liquidity needs, it has issued investment agreements, which are currently collateralized by high-quality liquid investments, reported within the Company’s asset/liability products segment. The asset/liability products segment has also issued MTNs, which could require the use of liquidity from the corporate segment. Refer to the “Asset/Liability Products Liquidity” section below for a detailed discussion of the liquidity risks associated with that business.

Liquidity risk in our corporate segment is associated primarily with the dividend capacity of our insurance subsidiaries, National and MBIA Insurance Corporation, dividends from asset management subsidiaries, investment income and our ability to issue equity and debt. To mitigate this risk, the corporate segment seeks to maintain excess cash and investments to support its expected cash requirements over a multi-year period.

As of September 30, 2011, the corporate activities of MBIA Inc. had $186 million of cash and highly liquid assets available for general corporate liquidity purposes. This liquidity position provides our corporate segment with sufficient funds to cover 2.3 years of debt service and non-discretionary operating expenses, not including any potential liquidity demands of the asset/liability products segment, which is operated largely through the same legal entity.

Pursuant to our tax agreement, during 2011, National paid MBIA Inc. $114 million related to the 2010 tax year and $80 million of estimated taxes related to the 2011 tax year. Consistent with the tax sharing agreement, these funds were placed in an escrow account and will remain in escrow until the expiration of National’s two-year net operating loss (“NOL”) carry-back period under U.S. tax rules. At the expiration of National’s carry-back period, any funds remaining after any reimbursement to National in respect of any NOL carry-backs will be available for general corporate purposes, including to satisfy any other obligations under the tax sharing agreement.

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

The Company has also issued commitments to two pooled investment programs managed or administered by Cutwater-ISC and its subsidiary. As of September 30, 2011, these commitments had a notional amount of $4.3 billion. Although the pooled investment programs hold high-quality short-term investments, there is risk that the Company will be required to make payments or incur a loss under these guarantees in the event of material redemptions by shareholders of the pools and the need to liquidate investments held in the pools. Refer to the “Results of Operations—Advisory Services” section included herein for a description of the pooled investment programs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Asset/Liability Products Liquidity

Our asset/liability products segment is subject to material liquidity risk. Cash needs in the asset/liability products segment are primarily for the payment of principal and interest on investment agreements and MTNs, for posting collateral under financing and hedging arrangements and investment agreements, for payments related to interest rate and foreign exchange swaps, and for the payment of operating expenses. The primary sources of cash within the asset/liability products segment used to meet its liquidity needs include scheduled principal and interest on assets held in the segment’s investment portfolio, as well as asset sales. Beginning in 2008, our ability to sell assets or borrow against non-U.S. government securities in the fixed-income markets decreased significantly and the cost of such transactions increased significantly due to the impact of the credit crisis on the willingness of investors to purchase or lend against even very high-quality assets. Currently, the majority of the assets of the asset/liability products segment are pledged against investment agreement liabilities, intercompany financing arrangements and derivatives, which limits our ability to raise liquidity through asset sales. In addition, the segment has a negative net interest spread between asset and liability positions because it must hold substantial amounts of cash, U.S. Treasury and agency securities or other high quality assets under financing and hedging arrangements and investment agreements. Finally, the segment has a deficit of invested assets at amortized cost to liabilities at amortized cost, which will need to be cured prior to the maturity of the liabilities.

We monitor requirements for cash and collateral by comparing liquidity positions at the low point of our 12-month forecasted cash flow to liquidity needs under a stress scenario. Our objective is to cover all expected collateral requirements with a cushion for potential future stress. The segment’s resources to meet any such requirements include selling or pledging unencumbered assets, including through intercompany facilities, using free cash within the asset/liability products segment, and using assets available in the corporate segment. We continue to work with the NYDFS to develop alternative strategies, including amending or entering into financing arrangements with our insurance companies. There can be no assurance that the asset/liability products segment will be able to draw on these alternative sources of liquidity or that its resources will be adequate to meet a short-fall in liquidity coverage under a stress-scenario.

The asset/liability products segment, through MBIA Inc., maintains the Asset Swap with National for up to $2.0 billion based on the fair value of securities borrowed. As of September 30, 2011, the fair value of security borrowings under these agreements totaled $1.4 billion. The NYDFS approved the Asset Swap in connection with the re-domestication of National to New York. National has committed to the NYDFS to use commercially reasonable efforts to reduce the amount of the Asset Swap to no more than 5% of its admitted assets in a timely fashion.

Other liquidity support within our asset/liability products segment included the Secured Loan, under which $600 million was outstanding as of September 30, 2011 as described further below, and a repurchase agreement between MBIA Inc. and the conduit segment for up to $1.0 billion, under which no balance was outstanding as of September 30, 2011.

As of September 30, 2011, the asset/liability products segment had cash and short-term investments of $748 million, of which $207 million was free cash not pledged directly as collateral. As of September 30, 2011, we had $3.7 billion in remaining third-party liabilities related to our asset/liability products business, of which $1.6 billion were investment agreements. All of the investment agreements were collateralized by cash or high-grade securities. We believe the asset/liability products segment has adequate cash and highly liquid securities to retire all remaining investment agreements where holders have a right to terminate. The remaining $2.1 billion in liabilities in the segment consist of MTNs issued by GFL and term repurchase agreements. We believe no additional collateral or termination provisions would be triggered in the event of a further downgrade of MBIA Corp.’s credit rating.

The Company seeks to manage the asset/liability products segment within a number of risk and liquidity parameters and maintains cash and liquidity resources that it believes will be sufficient in the near term to make all payments due on its obligations and to meet other financial requirements such as posting collateral. However, to the extent we experience further asset impairments, asset or liability cash flow variability or reductions in the market value or rating eligibility of assets pledged as collateral, we may have insufficient resources to meet any increase in collateral margin requirements described above. In such events, we may sell additional assets, potentially with substantial losses, or draw on additional sources of liquidity as described above. If these actions do not raise sufficient liquidity, and corporate segment resources are insufficient to meet the liquidity needs of the asset/liability products segment, MBIA Corp., as guarantor of the investment agreements and GFL MTNs, may be called upon to satisfy the obligations. In addition, as a result of the deficit in this business of invested assets at amortized cost to debt issued to third-parties and affiliates at amortized cost of $610 million as of September 30, 2011, which deficit is expected to increase as a result of on-going expected operating losses, we may have insufficient assets to make all payments due on the investment agreement and GFL MTN obligations as they come due. The Company expects to fund this deficit from resources at the corporate segment over time. In the event that the Company cannot eliminate the deficit, it may have insufficient assets to make all payments due on the investment agreements and GFL MTN obligations as they come due, thereby resulting in the potential for MBIA Corp., as guarantor of the investment agreements and GFL MTNs, to be called upon to satisfy the obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Further, during the third quarter of 2011, the asset/liability products segment experienced deterioration in the market values of its assets, resulting in increased collateral requirements, as a consequence of market volatility caused by S&P’s downgrade of the U.S. triple-A rating, fears surrounding the Eurozone debt crisis and the risk of a “double dip” recession in the U.S. Consequently, following the end of the third quarter of 2011, the Company extended the maturity date of the Secured Loan, with NYDFS approval, for a six-month period for a maximum outstanding amount of $450 million, to provide additional liquidity in the event of future declines in asset values and contributed $50 million of capital to support the asset/liability products segment’s liquidity and capital needs.

Consolidated Cash Flows

Operating Cash Flows

For the nine months ended September 30, 2011, net cash used by operating activities totaled $1.2 billion compared with $422 million for the same period of 2010. The Company’s net use of cash in the first nine months of 2011 was largely related to payments for commutations of insured derivative contracts and loss payments on financial guarantee insurance policies insuring RMBS exposure. The Company’s net use of cash in the first nine months of 2010 was largely related to loss payments on financial guarantee insurance policies insuring RMBS exposure, partially offset by a tax refund related to our NOL carryback recovery. We believe that we have sufficient cash on hand, liquid assets, and future cash receipts to satisfy expected claims payments and other expenses in the future.

Investing Cash Flows

For the nine months ended September 30, 2011, net cash provided by investing activities was $2.8 billion compared with $3.6 billion for the same period of 2010. Net cash provided by investing activities in the first nine months of 2011 and 2010 resulted from sales and redemptions of securities for purposes of funding commutations of insured derivative contracts, insurance-related loss payments, investment agreement withdrawals, and repayments of other debt. Additionally for the first nine months of 2010, cash provided by investing activities included cash recognized in the consolidation of VIEs.

Financing Cash Flows

For the nine months ended September 30, 2011, net cash used by financing activities was $1.5 billion compared with $2.6 billion for the same period of 2010. Net cash used by financing activities in the first nine months of 2011 and 2010 principally related to withdrawals of investment agreements, principal payments on VIE notes, and payments for the retirement of other debt.

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

Our available-for-sale investments comprise high-quality fixed-income securities and short-term investments. As of September 30, 2011 and December 31, 2010, the fair values of our consolidated available-for-sale investments were $10.0 billion and $11.9 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of September 30, 2011 and December 31, 2010 were $659 million and $366 million, respectively.

In millions	As of September 30, 2011	As of December 31, 2010	Percent Change 2011 vs. 2010
Available-for-sale investments:
U.S. public finance insurance operations segment
Amortized cost	$5,108	$5,489	-7%
Unrealized net gain (loss)	174	(66)	n/m

Fair value	5,282	5,423	-3%

Structured finance and international insurance operations
Amortized cost	1,405	2,211	-36%
Unrealized net gain (loss)	(32)	(14)	129%

Fair value	1,373	2,197	-38%

Corporate segment
Amortized cost	413	275	50%
Unrealized net gain (loss)	(78)	-	n/m

Fair value	335	275	22%

Advisory services
Amortized cost	18	21	-14%
Unrealized net gain (loss)	-	-	n/m

Fair value	18	21	-14%

Wind-down operations
Amortized cost	3,236	4,489	-28%
Unrealized net gain (loss)	(214)	(505)	-58%

Fair value	3,022	3,984	-24%

Total available-for-sale investments:
Amortized cost	10,180	12,485	-18%
Unrealized net gain (loss)	(150)	(585)	-74%

Total available-for-sale investments at fair value	10,030	11,900	-16%

Investments carried at fair value:
U.S. public finance insurance operations segment
Amortized cost	165	-	n/m
Unrealized net gain (loss)	(1)	-	n/m

Fair value	164	-	n/m

Structured finance and international insurance operations
Amortized cost	6	1	n/m
Unrealized net gain (loss)	-	-	n/m

Fair value	6	1	n/m

Corporate segment
Amortized cost	18	10	80%
Unrealized net gain (loss)	(1)	-	n/m

Fair value	17	10	70%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

In millions	As of September 30, 2011	As of December 31, 2010	Percent Change 2011 vs. 2010
Advisory services
Amortized cost	3	2	50%
Unrealized net gain (loss)	-	-	n/m

Fair value	3	2	50%

Wind-down operations
Amortized cost	129	27	n/m
Unrealized net gain (loss)	(27)	(15)	80%

Fair value	102	12	n/m

Total investments carried at fair value:
Amortized cost	321	40	n/m
Unrealized net gain (loss)	(29)	(15)	93%

Total Investments carried at fair value	292	25	n/m

Held-to-maturity investments:
Structured finance and international insurance operations amortized cost	1	1	0%

Total held-to-maturity investments at amortized cost	1	1	0%

Other investments:
U.S. public finance insurance operations segment
Amortized cost	9	-	n/m

Corporate segment
Amortized cost	-	1	-100%

Advisory services
Amortized cost	1	-	n/m

Total other investments at amortized cost	10	1	n/m

Consolidated investments at carrying value	$10,333	$11,927	-13%

n/m - Percent change not meaningful.

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

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of September 30, 2011 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance		Structured Finance and International		Advisory Services		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Fixed- Income Invest- ments	Fair Value	% of Fixed- Income Invest- ments	Fair Value	% of Fixed- Income Invest- ments	Fair Value	% of Fixed- Income Invest- ments	Fair Value	% of Fixed- Income Invest- ments	Fair Value	% of Fixed- Income Invest- ments
Available-for-sale:
Aaa	$2,219	44%	$733	74%	$1	50%	$-	0%	$321	14%	$3,274	39%
Aa	2,117	42%	47	5%	-	0%	-	0%	399	18%	2,563	31%
A	530	11%	20	2%	1	50%	-	0%	680	31%	1,231	15%
Baa	111	2%	12	1%	-	0%	-	0%	518	23%	641	8%
Below investment grade	16	0%	137	14%	-	0%	101	74%	290	13%	544	7%
Not rated	27	1%	39	4%	-	0%	35	26%	13	1%	114	0%

Total	$5,020	100%	$988	100%	$2	100%	$136	100%	$2,221	100%	$8,367	100%
Short-term investments	255		377		15		195		681		1,523
Investments held-to-maturity	-		1		-		-		-		1
Investments held at fair value	164		6		3		17		102		292
Other investments	16		8		1		4		121		150

Consolidated investments at carrying value	$5,455		$1,380		$21		$352		$3,125		$10,333

As of September 30, 2011, the weighted average credit quality of the Company’s available-for-sale investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations
Weighted average credit quality ratings	Aa	Aa	Aa	Below Investment Grade	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of September 30, 2011, Insured Investments at fair value represented $1.8 billion or 17% of consolidated investments, of which $1.0 billion or 9% of consolidated investments were Company-Insured Investments.

As of September 30, 2011, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range, and 5% of the total investment portfolio would be rated below investment grade.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The distribution of the Company’s Insured Investments by financial guarantee insurer as of September 30, 2011 is presented in the following table:

	U.S. Public Finance		Structured Finance and International		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$-	0%	$120	1%	$31	0%	$438	5%	$589	6%
AGM	266	3%	-	0%	-	0%	163	2%	429	5%
Ambac	90	1%	-	0%	50	0%	137	1%	277	2%
National	230	2%	-	0%	-	0%	107	1%	337	3%
FGIC	15	0%	2	0%	20	0%	86	1%	123	1%
Other	10	0%	-	0%	-	0%	8	0%	18	0%

Total	$611	6%	$122	1%	$101	0%	$939	10%	$1,773	17%

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

The underlying ratings of the Company-Insured Investments as of September 30, 2011 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions	U.S. Public Finance	Structured Finance and International		Wind-down
Underlying Ratings Scale	Insurance	Insurance	Corporate	Operations	Total
National:
Aaa	$-	$-	$-	$-	$-
Aa	72	-	-	22	94
A	127	-	-	35	162
Baa	31	-	-	50	81
Below investment grade	-	-	-	-	-

Total National	$230	$-	$-	$107	$337

MBIA Corp.:
Aaa	$-	$-	$-	$-	$-
Aa	-	6	-	112	118
A	-	-	-	18	18
Baa	-	2	-	153	155
Below investment grade	-	112	7	155	274
Not rated	-	-	24	-	24

Total MBIA Corp.	$-	$120	$31	$438	$589

Total MBIA Insured Investments	$230	$120	$31	$545	$926

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of September 30, 2011, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range, the weighted average rating of only the Company-Insured Investments was in the Baa range, and 5% of the Company-Insured Investment portfolio was rated below investment grade.

Impaired Investments

As of September 30, 2011 and December 31, 2010, we had impaired investments (investments for which fair value was less than amortized cost) with a fair value of $2.5 billion and $7.0 billion, respectively.

We analyze impaired investments within our investment portfolio for other-than-temporary impairments on a quarterly basis. Key factors considered when assessing other-than-temporary impairments include but are not limited to: (a) structural and economic factors among security types that represent our largest exposure to credit impairment losses; (b) the duration and severity of the unrealized losses (i.e., a decline in the market value of a security by 20% or more at the time of the review, or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period) and (c) the results of various cash flow modeling techniques. Our cash flow analysis considers all sources of cash, including credit enhancement, that support the payment of amounts owed by an issuer of a security. This includes the consideration of cash expected to be provided by financial guarantors, including MBIA Corp., resulting from an actual or potential insurance policy claim.

Based on our evaluation, we realized other-than-temporary impairments of $11 million and $44 million, respectively for the three and nine months ended September 30, 2011, primarily related to RMBS, CDOs and corporate obligations.

Refer to “Note 7: Investments” in the Notes to Consolidated Financial Statements for a detailed discussion about impaired investments.

Debt Obligations

Principal payments due under our debt obligations in the three months ending December 31, 2011 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. The repayment of principal on our surplus notes is reflected in 2013, the first call date. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of September 30, 2011, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of September 30, 2011
In millions	Three Months Ended December 31, 2011	2012	2013	2014	2015	Thereafter	Total
Structured finance and international insurance segment:
Variable interest entity notes	$158	$571	$629	$535	$1,402	$10,214	$13,509
Surplus notes	-	-	940	-	-	-	940
Corporate segment:
Long-term debt	-	-	-	-	-	903	903
Asset/liability products segment:
Investment agreements	21	467	185	143	175	750	1,741
Medium-term notes	1	115	42	61	252	2,045	2,516
Securities sold under agreements to repurchase	-	387	-	-	-	-	387
Conduit segment:
Medium-term notes	-	-	-	172	-	931	1,103
Long-term liquidity loans	-	-	-	-	-	360	360

Total	$180	$1,540	$1,796	$911	$1,829	$15,203	$21,459

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2011 from instantaneous shifts in interest rates.

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase

Estimated change in fair value	$179	$180	$120	$(172)	$(342)	$(508)

Foreign Exchange Sensitivity

Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2011 from instantaneous shifts in foreign exchange rates.

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(63)	$(31)	$31	$63

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2011 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. MBIA Corp.’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally change in opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase

Estimated change in fair value	$411	$132	$(146)	$(610)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

MARKET RISK (continued)

Insured Credit Derivatives Sensitivity

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. All these transactions were insured by the Company’s structured finance and international insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and CMBS. These transactions were usually underwritten at or above a triple-A credit rating level. As of September 30, 2011, approximately 19% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s wind-down operations enter into single-name CDSs as part of its asset management activities. In 2011, the value of the Company’s credit derivative contracts was affected predominantly by the effect of the Company’s own credit risk on the portfolio and to reduce collateral pricing. As risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of September 30, 2011. In scenarios where credit spreads decreased, a floor of zero was used. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Credit Spreads
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$2,072	$685	$181	$-	$(185)	$(744)	$(2,098)

Estimated net fair value	$(2,819)	$(4,206)	$(4,710)	$(4,891)	$(5,076)	$(5,635)	$(6,989)

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

Since the Company is now using collateral prices as an input into the new Direct Price Model for certain multi-sector insured CDOs, a sensitivity analysis below shows the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in collateral prices as of September 30, 2011.

	Change in Collateral Prices (Structured Finance and International Insurance Operations)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$113	$56	$-	$(57)	$(113)
Estimated net fair value	$(4,779)	$(4,836)	$(4,892)	$(4,949)	$(5,005)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

MARKET RISK (continued)

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a one and three notch rating change in the credit quality as of September 30, 2011. A notch represents a one step movement up or down in the credit rating. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Credit Ratings (Structured Finance and International Insurance Operations)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$1,385	$455	$-	$(398)	$(1,377)
Estimated net fair value	$(3,507)	$(4,437)	$(4,892)	$(5,290)	$(6,269)

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of September 30, 2011. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Recovery Rates (Structured Finance and International Insurance Operations)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$505	$281	$-	$(311)	$(604)
Estimated net fair value	$(4,387)	$(4,611)	$(4,892)	$(5,203)	$(5,496)

Accounting principles for fair value measurements and disclosures require the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivative portfolio using upfront credit spreads of 0%, an increase of 15%, and a decrease of 30%. The actual upfront spread used in the valuation as of September 30, 2011 ranged from 27.75% to 52.75% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Upfront Credit Spread (Structured Finance and International Insurance Operations)
In millions	Increase by 15 Percent	No Change	Decrease by 30 Percent	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$48	$-	$(752)	$(4,932)
Estimated net fair value	$(4,844)	$(4,892)	$(5,644)	$(9,824)

With the inclusion of the MBIA recovery rate in the calculation of nonperformance risk for insured CDS liabilities, the following sensitivity analysis shows the change in fair value of insured CDS liabilities due to changes in that recovery rate. The values we are showing below reflect the approximate trading range of the MBIA recovery rate in the last few months.

	MBIA’s Recovery Rate (Structured Finance and International Insurance Operations)
In millions	Decrease to 25 Percentage Points	No Change	Increase to 50 Percentage Points
Estimated pre-tax net gains (losses)	$1,028	$-	$(2,322)
Estimated net fair value	$(3,864)	$(4,892)	$(7,214)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

The following legal proceedings disclosures provide an update of those discussed under “Legal Proceedings” in Part II, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 1, 2011 and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.

Corporate Litigation

In re MBIA Inc. Securities Litigation, No. 08-CV-264 (S.D.N.Y.)

In July 2011, the parties reached a settlement agreement in principle pursuant to which the plaintiffs will receive $68 million in exchange for the dismissal with prejudice of the litigation. The Company’s Director and Officer insurance carriers have agreed to cover in full the settlement payment. On September 20, 2011, the court entered a preliminary order approving the settlement agreement reached by the parties. A settlement hearing is scheduled for December 15, 2011.

Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al. , No. 08-CV-1515 (S.D.N.Y.)

On June 3, 2011, Plaintiff filed an amended derivative complaint against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant. The Company’s response is due December 1, 2011.

Ambac Bond Insurance Coverage Cases, Coordinated Proceeding Case No. JCCP 4555 (Super. Ct. of Cal., County of San Francisco)

On August 8, 2011, plaintiffs filed amended versions of their respective complaints. These amended complaints name as defendants, among others, MBIA Inc., MBIA Corp., National, and renew claims alleging breach of contract, fraud, unfair business practices and violation of California’s Cartwright Act. On October 20, 2011, the court overruled the Company’s demurrers to plaintiffs’ fraud and Cartwright Act claims.

In re Municipal Derivatives Antitrust Litigation , M.D.L. No. 1950 (S.D.N.Y.)

As of May 31, 2011, the Company has answered all of the existing complaints.

Tri-City Healthcare District v. Citibank. et al.; Case No. 30-2010-00359692 (Super. Ct. of Cal., County of Orange)

On June 13, 2011, Tri-City Healthcare District filed its Fourth Amended Complaint against MBIA Inc., MBIA Corp. and National (collectively for this paragraph, “MBIA”), which purports to state seven causes of action against MBIA for fraud in the inducement, concealment, negligent misrepresentation, negligence, breach of contract, duress, and breach of the covenant of good faith arising from Tri-City Healthcare District’s investment in auction rate securities. On September 8, 2011, the court granted in part and denied in part MBIA’s demurrer to Tri-City’s Fourth Amended Complaint. On October 4, 2011, MBIA filed its answer to the remaining causes of action.

Recovery Litigation

MBIA Insurance Corp. v. Countrywide Home Loans, Inc., et al.; Index No. 602825/08 (N.Y. Sup. Ct., N.Y. County)

On June 30, 2011, the Appellate Division of the New York State Supreme Court affirmed the lower court’s denial of Countrywide’s motion to dismiss MBIA Corp.’s fraud claim. On October 5, 2011, a hearing was held on MBIA Corp.’s motion for partial summary judgment regarding proof of causation and Bank of America’s motion to consolidate and/or sever successor liability claims in four separate actions by monoline insurers. On October 31, 2011, the court denied Bank of America’s motion to consolidate and/or sever the successor liability claims (allowing deposition and expert discovery on the successor liability claim to proceed but reserving decision on whether to sever and consolidate the successor liability claim). On November 3, 2011, Bank of America filed a Notice of Appeal of the court’s October 31 decision. A decision on MBIA Corp.’s motion for partial summary judgment regarding proof of causation is pending.

MBIA Insurance Corp. v. Bank of America, et al.; Case No. BC417572 (Super. Ct of Cal., County of Los Angeles)

On July 14, 2011, the court lifted the discovery stay in order for the parties to negotiate depositions and coordinate same with the New York Countrywide action. On October 3, 2011, the case was reassigned to Judge John Shepard Wiley.

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/09E (N.Y. Sup. Ct., N.Y. County)

On June 1, 2011, the court reversed its prior ruling issued on August 9, 2010, and dismissed MBIA Corp.’s fraudulent inducement cause of action. On October 13, 2011, the court granted MBIA Corp.’s motion to renew consideration of the court’s June 1 revised opinion and reinstated MBIA Corp.’s claim for fraudulent inducement but struck its demand for a jury trial. On November 4, 2011, Credit Suisse filed a Notice of Appeal of the court’s ruling granting MBIA Corp.’s motion to renew.

MBIA Insurance Corp. v. Federal Deposit Insurance Corporation (in its corporate capacity and as conservator and receiver for IndyMac Federal Bank, F.S.B.); Civil Action No. 09-01011 (ABJ) (D.C. Dist.)

On October 6, 2011, the court issued a ruling granting the FDIC’s motion to dismiss. On November 4, 2011, MBIA Corp. filed a Notice of Appeal.

MBIA Insurance Corp. v. Morgan Stanley et al.; Index No. 29951-10 (N.Y. Sup. Ct., Westchester County)

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

MBIA Insurance Corp. et al. v. Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. ; Case No. 09 Civ. 10093 (S.D.N.Y.)

On August 17, 2011, the parties filed a joint stipulation voluntarily dismissing the case with prejudice.

Transformation Litigation

Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (R.S.) (S.D.N.Y.)

In light of the June 28, 2011 Court of Appeals decision referenced below, on July 27, 2011, the court entered an amended case management plan and scheduling order setting a discovery cut-off of November 9, 2012. On August 8, 2011, Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P., and Fir Tree Mortgage Opportunity Master Fund, L.P. voluntarily dismissed all claims against defendants without prejudice.

Third Ave Trust et al. v. MBIA Inc. et al.; Index No. 650756/2009 (N.Y. Sup. Ct., N.Y. County)

On October 20, 2011, the parties filed a stipulation of discontinuance dismissing the litigation without prejudice.

ABN AMRO Bank N.V. et al. v. MBIA Inc. et al.; Index No. 601475/09 (N.Y. Sup. Ct., N.Y. County)

On June 28, 2011, the New York State Court of Appeals reversed the Appellate Division’s decision and allowed all of the plaintiffs’ claims to proceed, with the exception of plaintiffs’ claim for unjust enrichment. Ten of the original twenty plaintiffs have dismissed their claims, several of which dismissals were related to the commutation of certain of their MBIA-insured exposures. On August 15, 2011, the court entered a scheduling order coordinating discovery in the plenary action with the Aurelius case in federal court and setting a discovery cut-off of November 9, 2012. On September 6 and 12, 2011 and on October 31, 2011, respectively, KBC Investments Cayman Islands V Ltd., Credit Agricole Corporate and Investment Bank and Wells Fargo Bank, N.A. (f/k/a Wachovia Bank, N.A.) withdrew from the litigation.

ABN AMRO Bank N.V. et al. v. Eric Dinallo et al.; Index no. 601846/09 (N.Y. Sup. Ct., N.Y. County)

On September 6 and 12, 2011 and on October 31, 2011, respectively, KBC Investments Cayman Islands V Ltd., Credit Agricole Corporate and Investment Bank and Wells Fargo Bank, N.A. (f/k/a Wachovia Bank, N.A.) withdrew from the litigation. On October 28, 2011, MBIA sought and obtained an extension of time on the submission of its sur-reply papers until November 16, 2011, in part to address certain errors it discovered in the record relating to Transformation. The NYDFS obtained an extension as well and will submit its sur-reply papers on November 23, 2011. Submission of all papers relating to the original petition is scheduled to be completed by February 2012. A trial is scheduled for February 27 - March 23, 2012.

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

Adverse developments in the credit markets may materially and adversely affect our ability to meet liquidity needs in our asset/liability products segment

The ratings downgrades of MBIA Corp. have resulted in the termination and collateralization of certain investment agreements issued by MBIA Inc. through our asset/liability products (“ALM”) segment and, together with the rising cost and declining availability of funding and illiquidity of many asset classes, caused the Company to begin winding down its ALM businesses in 2008.

There are two primary risks in the business. First, to the extent we experience further asset impairments, asset or liability cash flow variability or reductions in the market value (such as those we experienced in the third quarter of 2011, as described below) or rating eligibility of assets pledged as collateral, we may have insufficient resources to meet any increase in collateral margin requirements on investment agreements or intercompany and third party liquidity or swap arrangements. Second, as a result of a deficit in this business of invested assets at amortized cost to debt issued to third parties and affiliates at amortized cost, which deficit is expected to increase as a result of a negative spread in the portfolio, we may have insufficient assets to make all payments due on the ALM debt obligations as they come due.

All of the resources of both the ALM segment and the corporate segment are available to meet the obligations of the ALM business. In the event we have insufficient resources to meet any increase in collateral margin requirements, or that the value of the assets in the ALM business is insufficient to repay the investment agreement and GFL MTN obligations or to meet other financial requirements when due, we may be forced to sell additional assets at potentially substantial losses, or use free cash within the ALM segment or at the corporate segment. There can be no assurance that the ALM segment will be able to draw on these alternative sources of liquidity or that its resources and those of the corporate segment will be adequate to meet all requirements. In the event that the ALM and corporate segments have insufficient assets to make all payments due on the investment agreement and GFL MTN obligations, MBIA Corp., as guarantor of the investment agreements and GFL MTNs, would be called upon to satisfy those obligations.

In addition, the impact of the losses incurred combined with the effect of the Transformation has for the time being eliminated MBIA Corp.’s ability to pay dividends to the holding company. The plaintiffs in the litigation challenging the establishment of National have initiated a court proceeding challenging the NYSID’s approval of National’s surplus reset which facilitated its ability to pay dividends. Furthermore, it is unclear whether the Company or its subsidiaries will be able to access the capital markets, particularly before the Transformation litigation is resolved. Moreover, if certain of our corporate debt obligations were to become accelerated, which could occur due to MBIA Corp. entering rehabilitation proceedings, among other events, MBIA Inc. might have insufficient assets to repay the accelerated obligations. Accordingly, these and other factors limit the corporate segment’s resources available to support the ALM segment.

Finally, during the third quarter of 2011, the ALM segment experienced deterioration in the market value of its assets, resulting in increased collateral requirements, as a consequence of market volatility caused by S&P’s downgrade of the U.S. triple-A rating, fears surrounding the Eurozone debt crisis and the risk of a “double dip” recession in the U.S. Consequently, following the end of the third quarter of 2011, the Company extended the maturity date of a secured loan between the ALM segment and MBIA Corp., with NYDFS approval, for a six-month period for a maximum outstanding amount of $450 million, to provide additional liquidity in the event of future declines in asset values and the corporate segment contributed $50 million of capital to support the ALM segment’s liquidity and capital needs.

Our holding company structure and certain regulatory and other constraints could affect our ability to pay dividends and make other payments

We are a holding company and rely to a significant degree on the operations of our principal operating subsidiaries, National, MBIA Corp. and Cutwater, and certain other smaller subsidiaries. As such, we are largely dependent on dividends or advances in the form of intercompany loans from our insurance companies to pay dividends, to the extent payable, on our capital stock, to pay principal and interest on our indebtedness and to make capital investments in our subsidiaries, among other items. Our insurance companies are subject to various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us and require them to maintain qualifying investments to support their reserves and minimum surplus. Furthermore, our insurance companies may be restricted from making commutation or other payments if doing so would cause them to fail to meet such requirements, and the NYDFS may impose other remedial actions on us as described further below to the extent the Company does not meet such requirements.

As of September 30, 2011, MBIA Insurance Corporation would have had a short-fall of $318 million of qualifying assets required to support its contingency reserves had the NYDFS not permitted MBIA Insurance Corporation to release to surplus an aggregate of $318 million of contingency reserves. The short-fall was caused by MBIA Insurance Corporation’s sale of liquid assets in order to make commutation and claim payments, and a deficit may occur in the future as commutation and claim payments continue. Other regulations relating to capital requirements affecting some of our other subsidiaries may also restrict their ability to pay dividends and other distributions and make loans to us.

Under New York law, National and MBIA Corp. may generally pay stockholder dividends only out of statutory earned surplus and subject to additional limits, as described in MBIA Inc.’s Form 10-K for the year ended December 31, 2010, in “Business—Insurance Regulation” in Part I, Item 1 and “Note 17: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8. MBIA Corp. is currently unable to pay dividends because of its reported negative surplus, and while National had dividend capacity, at September 30, 2011 at the current time we do not intend for National to declare dividends and in October 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the NYDFS approval of National’s surplus reset which facilitated its ability to pay dividends. Dividend payments by MBIA UK and MBIA Mexico to MBIA Corp. are also limited by the laws of their respective jurisdictions.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents repurchases made by the Company in each month during the third quarter of 2011:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Amount Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)
July	624	$8.97	-	$48
August	2,244,352	$6.73	2,243,602	$33
September	1,376,382	$7.73	1,275,752	$23

(1) - 624 shares were repurchased by the Company for settling awards under the Company’s long-term incentive plans and 101,380 shares were purchased as an investment in the Company’s non-qualified deferred compensation plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6.	Exhibits

+31.1	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+99.1	Additional Exhibits - National Public Finance Guarantee Corporation and Subsidiaries Consolidated Financial Statements

+99.2	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

*101	Additional Exhibits - MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL

+	Filed Herewith
*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC. Registrant

Date: November 9, 2011	/s/ C. Edward Chaplin

C. Edward Chaplin
Chief Financial Officer

Date: November 9, 2011	/s/ Douglas C. Hamilton

Douglas C. Hamilton
Controller (Principal Accounting Officer)