Form 10-K
period 2011-12-31
MBIA INC
filed 2012-02-29
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2011 was $925,005,859.

As of February 23, 2012, 193,154,204 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference. Portions of the Definitive Proxy Statement of the Registrant, which will be filed on or before March 31, 2012, are incorporated by reference into Part III of this Form 10-K.

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

Important factors that could cause our actual results and financial condition to differ materially from estimates contained in or underlying the Company’s forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking and Cautionary Statements” in Part II, Item 7. In addition, refer to “Note 1: Business Developments, Risks and Uncertainties, and Liquidity” in the Notes to Consolidated Financial Statements for a discussion of certain risks and uncertainties related to our financial statements.

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

We conduct our financial guarantee business, as well as related reinsurance, advisory and portfolio services, through our wholly-owned subsidiaries National Public Finance Guarantee Corporation (“National”), our United States (“U.S.”) public finance only financial guarantee company, and MBIA Insurance Corporation (“MBIA Corp.”), which together with its subsidiaries writes global structured finance and non-U.S. public finance financial guarantee insurance. Related advisory and portfolio services are provided by Optinuity Alliance Resources Corporation (“Optinuity”), a service company that we established in the first quarter of 2010, which provides support services such as surveillance, risk management, legal, accounting, treasury and information technology, among others, to our businesses on a fee basis. MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association (the “Association”), which began writing financial guarantees for municipal bonds in 1974. MBIA Corp. also owns MBIA UK Insurance Limited (“MBIA UK”), a financial guarantee insurance company that is regulated and supervised by the Financial Services Authority (“FSA”) in the United Kingdom and is authorized to carry out insurance business in the United Kingdom and in the European Economic Area on a cross border services basis. MBIA UK’s principal line of business is the guarantee of both structured finance and public finance debt obligations in selected international markets. In addition, MBIA Corp. writes financial guarantee insurance in Mexico through MBIA México, S.A. de C.V. (“MBIA Mexico”). Generally, throughout the text, references to MBIA Corp. include the activities of its subsidiaries.

MBIA Insurance Corporation was the parent of Capital Markets Assurance Corporation (“CMAC”) until September 2010, when CMAC was merged into MBIA Insurance Corporation. CMAC was a financial guarantee insurer that had been acquired in February 1998 and whose net insured exposure was 100% reinsured by MBIA Insurance Corporation after that acquisition.

In addition, until February 2009, MBIA Corp. was the parent of National, also a financial guarantee insurance company that had been acquired by MBIA Corp. in 1989. In February 2009, we restructured our business to re-launch National as a U.S. public finance-only financial guarantee company (the “Transformation”) through several transactions, including the transfer of National (then known as MBIA Insurance Corp. of Illinois) from MBIA Corp. to a newly established holding company, National Public Finance Guarantee Holdings, Inc., that is 100% owned by MBIA Inc., and the reinsurance by National of the U.S. public finance businesses of MBIA Corp. and a third-party financial guarantor, Financial Guaranty Insurance Company (“FGIC”). Pending litigation challenging the establishment of National has constrained our new business writings since 2009. The Transformation is described more fully under the “Our Insurance Operations—National Insured Portfolio” section below and the Transformation-related litigation is described more fully under “Note 23: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8. After giving effect to the Transformation, MBIA Corp.’s remaining portfolio consists of global structured finance and non-U.S. public finance business.

Item 1. Business (continued)

Asset Management Advisory Services Business

We conduct our asset management advisory services business primarily through wholly-owned subsidiaries of Cutwater Holdings, LLC (together, “Cutwater”). Cutwater offers advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. We offer these services to public, not-for-profit, corporate and financial services clients, including the Company and its subsidiaries. Cutwater also provides services to our asset/liability products and conduit programs, which are being wound down.

Other Advisory Services

We began operating other financial advisory services businesses in 2009 in Europe and Latin America. We have decided to exit the financial advisory business in Latin America, and we will focus only on the European business going forward through our subsidiary Trifinium Advisors Limited (“Trifinium”).

OUR BUSINESS STRATEGY

Our ratings downgrades and concerns about the future of monoline insurers have impaired our ability to write new business since late 2007, and pending litigation challenging the establishment of National has further constrained our ability to write new insurance business since 2009. In addition, unprecedented levels of delinquency and loss in our structured finance business, primarily in our residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and insured credit default swaps (“CDS”) portfolios, continue to place considerable stress on our economic results. The delinquencies and losses in our RMBS portfolio resulted from misrepresentations made by sponsors of RMBS transactions that we insured who have placed ineligible mortgage loans into the transactions and failed to cure the breaches or repurchase or replace the ineligible collateral. If performance deteriorates further and uncertainty increases in these sectors, our future economic results may be adversely impacted.

The reference herein to “ineligible” mortgage loans refers to those mortgages that the Company believes failed to comply with the representations and warranties made by the sellers/servicers of the securitizations to which those mortgages were sold with respect to such mortgages, including failure to comply with the related underwriting criteria. These determinations were the result of analysis provided by third-party review firms. The Company’s assessment of the ineligibility of individual mortgages could be challenged/disputed by the sellers/servicers of the securitizations in litigation and there is no assurance that the Company’s determinations will prevail.

In response to these events, we are continuing efforts that we began in the fourth quarter of 2007 to strengthen our balance sheet and transform our business model.

Strategic Transformation

On February 25, 2008, we announced a strategic plan to restructure our business as soon as feasible, but within five years. A significant component of the plan was the creation of separate legal operating entities for our public finance, structured finance and international financial guarantee businesses as well as our asset management advisory business. The objectives behind this initiative are to provide greater resilience and financial flexibility under extreme market stress, to obtain the highest possible ratings for each business and to create more transparency to investors and policyholders. In February 2009, we completed the first key step in the strategic plan with the establishment of National as a U.S. public finance-only financial guarantee company through the Transformation.

The next step in the Transformation, which is unlikely to occur prior to resolution of certain of the Transformation-related litigation and the repayment of a secured loan from National to MBIA Insurance Corporation described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity––Key Intercompany Lending Agreements––National Secured Loan” in Part II, Item 7 of this Form 10-K, will be to further position National to write new U.S. public finance financial guarantee insurance policies through the achievement of high stable ratings. It is our intent to capitalize National at a level consistent with the highest achievable credit ratings through internal capital growth at National and potentially by raising third-party capital. However, no assurance can be given that we will be able to achieve such higher ratings.

Item 1. Business (continued)

In particular, in August 2011, Standard & Poor’s Financial Services LLC (“S&P”) issued new guidelines that reflect significant changes to its rating methodology for financial guarantee insurers. These new guidelines were effective immediately. The changes to S&P’s rating methodology substantially increase the amount of capital, among other qualitative factors, required to achieve its highest ratings, implement a new Largest Obligors Test and incorporate additional qualitative considerations into the ratings process. In November 2011, S&P affirmed its rating on National at BBB and on MBIA Corp. at B. In December 2011, Moody’s Investors Service, Inc. (“Moody’s”) downgraded National’s insurer financial strength rating from Baa1 to Baa2 and changed its outlook from developing to negative and also downgraded MBIA Inc.’s senior debt rating from Ba3 to B2 and placed the ratings of MBIA Corp. under review for possible downgrade. Moody’s cited as the primary reason for its rating actions the weakening of the overall MBIA group’s market standing, mainly due to the deterioration of MBIA Corp.’s credit profile. The absence of S&P’s and Moody’s highest ratings could adversely impact our ability to write new insurance business and the premiums we can charge, and could diminish the future acceptance of our financial guarantee insurance products.

The Company is currently involved in several litigations with groups of plaintiffs challenging the Transformation both in a proceeding under Article 78 of New York’s Civil Practice Law & Rules and in plenary suits. Discovery and depositions in the Article 78 case began in 2010 and are nearly complete. Since the case was filed, 14 of the original 18 plaintiffs have dismissed their claims. The trial for the Article 78 proceeding is expected to commence in the second quarter of 2012. That timeframe, however, could be subject to further delays. For a complete description of the litigation challenging the Transformation see “Note 23: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

In February 2010, the Company took another step in its strategic plan by restructuring its asset management advisory business and renaming its asset management advisory companies under the “Cutwater” name to reflect and communicate their organizational separation from the Company’s insurance operations and the wind-down of the Company’s asset/liability products and conduit businesses, which are described further below under “Our Wind-Down Businesses”. Cutwater plans to increase third-party assets under management by taking advantage of strong demand for advisory services resulting from recent fixed-income market volatility and secular growth in fixed-income asset classes due to demographics and product innovation. Currently, the majority of assets under management are from third-party clients and this proportion has increased over time.

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

Capital Preservation, Liquidity Management and Deleveraging

We continued taking steps in 2011 to preserve capital, enhance liquidity and deleverage the Company, a process that began with our raising $2.7 billion in new debt and equity capital in 2007 and 2008 and converting our $400 million soft capital facility into cash in 2008.

RMBS Recoveries

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

Item 1. Business (continued)

Since 2008, a large part of our recovery effort has involved filing lawsuits against five sellers/servicers to enforce our contractual rights. We have recorded our largest recoveries against Countrywide Home Loans, Inc. and certain of its affiliates, including Bank of America Corp., and GMAC Mortgage, LLC and Residential Funding Company, LLC, which are subsidiaries of Ally Financial Inc. In December 2011, MBIA reached an agreement with one of the five sellers/servicers with whom it had initiated litigation and that litigation has been dismissed. Given the scope of these litigations, we expect them to be ongoing for several years; however, we anticipate that our first trial will take place sometime between the fourth quarter 2012 and the second quarter 2013. In addition, we received several important rulings in these matters in 2010 and 2011, including a decision permitting us to present evidence of contract, fraud, and damage claims through presentation of a statistically valid random sample of loans rather than on a loan-by-loan basis, a decision permitting us to collect recissory damages and a decision on causation which eliminates a barrier raised by one set of defendants with regard to their liability related to ineligible loans. While appeals of certain of these decisions are pending, we believe that these decisions will guide future opinions in our other cases. For a complete description of our litigation seeking to enforce our contractual rights with respect to securitizations we insure, see “Note 23: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8. We believe that these decisions combined with prior events related to settlements between sellers/servicers and government sponsored entities and private investors strengthen the Company’s ability to record recoveries related to put-backs.

Commutations

Second, we continued to execute on our strategy of commuting volatile insured exposures and purchasing instruments issued or guaranteed by us where such actions are intended to reduce future expected economic losses, and we may, from time to time, directly or indirectly, seek to purchase or commute additional exposures in the future. The amount of exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time and other considerations. In some cases, these activities may result in a reduction of expected impairments or loss reserves, but in all cases they are intended to limit our debt service requirements, ultimate losses or future volatility in loss development on the related policies.

In 2011, MBIA Corp. commuted or agreed to commute $32.4 billion of gross insured exposure primarily comprising CMBS pools, investment grade corporate collateralized debt obligations (“CDOs”) and multi-sector CDOs, among other types of exposures. Subsequent to December 31, 2011 MBIA Corp. agreed to commute transactions with additional counterparties. These transactions, primarily comprising investment grade corporate CDOs, totaled $3.7 billion in gross insured exposure. The total amount the Company agreed to pay to commute the above transactions was approximately $500 million in excess of its aggregate statutory loss reserve for such transactions. In consideration for the commutation of insured transactions, including the transactions described above, the Company has made and may in the future make payments to the counterparties the amounts of which, if any, may be less than or greater than any statutory loss reserves established for the respective transactions. The Company enters into commutations in the ordinary course of its business and does not intend to make contemporaneous disclosures regarding any such transactions regardless of the amounts paid to effect such commutations in relation to the statutory loss reserves established for the respective transactions. The Company’s ability to commute insured transactions may be limited by available liquidity as determined based on management’s assessment.

Liquidity Risk Management and Intercompany Lending Agreements

Third, we have focused on liquidity risk management given the substantial stress on the Company’s liquidity resources caused by current conditions and events in the global financial markets and the failure by the originators of RMBS to repurchase the ineligible loans in securitizations the Company has insured. We monitor potential liquidity positions and projections in our businesses and legal entities using stress-scenario testing for purposes of matching liquidity resources to needs. In order to address our liquidity risks and efficiently manage liquidity across the entire enterprise, certain of our subsidiaries which are less liquidity-constrained have entered into intercompany agreements that provide resources to subsidiaries that are more liquidity constrained. These resources include a secured loan from National to MBIA Insurance Corporation, an asset swap between National and the asset/liability products segment and a secured loan between MBIA Corp. and the asset/liability products segment, which in each case were approved by the New York State Department of Financial Services (the “NYSDFS”) and are subject to ongoing monitoring by the NYSDFS, as well as a repurchase agreement between the conduit segment and the asset/liability products segment. Each of these agreements are discussed in detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity––Key Intercompany Lending Agreements” in Part II, Item 7 of this Form 10-K.

Item 1. Business (continued)

If liquidity resources were to fall short of our target liquidity cushions at any time, we could be required to sell or finance assets, including through these intercompany facilities, or raise additional third party capital. There can be no assurance that we will be successful in drawing on such resources or that they will be adequate to cover a short-fall. Each of these items are discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” in Part II, Item 7 of this Form 10-K.

OUR INSURANCE OPERATIONS

Our U.S. public finance insurance business is conducted through National, and our structured finance and international insurance operations are conducted through MBIA Corp. and its subsidiaries. Our ratings downgrades and mounting concerns about monoline insurers have impaired our ability to write new business since late 2007, and pending litigation challenging the establishment of National has further constrained our ability to write new business since 2009. However, we expect that once certain of the pending litigations are favorably resolved and MBIA Insurance Corporation repays the secured loan from National, we will be able to obtain the highest possible credit ratings and achieve the market acceptance necessary to meet our stated objectives.

We are compensated for our insurance policies by insurance premiums paid upfront and/or on an installment basis. Historically, our financial guarantee insurance was offered in both the new issue and secondary markets on a global basis. Transactions in the new issue market were sold either through negotiated offerings or competitive bidding. In negotiated transactions, either the issuer or the underwriter purchases the insurance policy directly from an insurer. For municipal bond issues involving competitive bidding, the insurance is offered as an option to the underwriters bidding on the transaction. The successful bidder would then have the option to purchase the insurance, or at times the issuer could purchase the insurance. We also issue insurance policies to guarantee the payment of principal and interest on municipal obligations being traded in the secondary market upon the request of a broker or an existing holder of uninsured bonds, where premium is generally paid by the owner of the obligation. In addition, we have provided financial guarantees to debt service reserve funds. The primary risk in our insurance operations is that of adverse credit performance in the insured portfolio. We seek to maintain a diversified insured portfolio and have designed each insured portfolio with the aim of managing and diversifying risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic area. Despite this objective, there can be no assurance that we will avoid losses on multiple credits as a result of a single event or series of events.

Because we generally guarantee to the holder of the underlying obligation the timely payment of amounts due on such obligation in accordance with its original payment schedule, in the case of a default or other triggering event on an insured obligation, payments under the insurance policy generally cannot be accelerated against us unless we consent to the acceleration. In the event of a default, however, we may have the right, in our sole discretion, to accelerate the obligations and pay them in full. Otherwise, we are required to pay principal, interest or other amounts only as scheduled payments come due, even if the holders are permitted by the terms of the insured obligations to have the full amount of principal, accrued interest or other amounts due, declared due and payable immediately in the event of a default. Our payment obligations after a default vary by deal and by insurance type. There are three primary types of policy payment requirements: (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; and, in the case of structured finance policies, (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted. With respect to the insurance of CDS contracts, in certain events, including the insolvency or payment default of the insurer or the issuer of the CDS, the CDS contracts may be subject to termination by the counterparty, triggering a claim for the fair value of the contract.

In the event of a default in payment of principal, interest or other insured amounts by an issuer, the insurance company promises to make funds available in the insured amount generally within one to three business days following notification for U.S. transactions and within longer timeframes for international transactions, depending on the terms of the insurance policies. Generally, our insurance companies provide for this payment, in some cases through a third-party bank, upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer or other appropriate documentation. With respect to insurance policies issued by FGIC and reinsured by National under the FGIC Transaction described below, National has agreed to comply with the terms of the original FGIC policies.

Item 1. Business (continued)

National Insured Portfolio

Through its reinsurance of U.S. public finance financial guarantees from MBIA Corp. and FGIC, National’s insurance portfolio consists of municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams.

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

Transformation

Under the Transformation, the Company executed several transactions to establish National as a U.S. public finance-only financial guarantee company. The stock of National was transferred by MBIA Corp. to the Company and then contributed by the Company to a newly established intermediate holding company, National Public Finance Guarantee Holdings, Inc., which is itself a wholly-owned subsidiary of the Company.

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

In connection with the reinsurance and assignment transactions, MBIA Corp. paid to National a premium to reinsure the policies covered by the MBIA Corp. Reinsurance Agreement and the assignment agreement, net of a ceding commission on the unearned premium reserve, and National was further capitalized through a dividend and return of capital paid by MBIA Corp. to MBIA Inc., which was contributed to National. MBIA Corp. and National received the required regulatory approvals from the New York and Illinois insurance departments prior to executing the Transformation. National was previously domiciled in Illinois and redomesticated to New York effective December 1, 2009. Litigation challenging the Transformation is still pending and is more fully described under “Note 23: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

Item 1. Business (continued)

MBIA Corp. continues to insure its remaining book of structured finance and international business, as well as insurance policies outstanding relating to liabilities of the asset/liability products business issued by MBIA Inc. and its subsidiaries. The litigation challenging the Transformation constrained the ability of National and MBIA Corp. to write new business and to pay dividends to MBIA Inc., which affects the holding company’s future liquidity. During the second quarter of 2010, National received approval from the NYSDFS to reset its unassigned surplus to zero as of January 1, 2010, which provided National with dividend capacity of $142 million as of December 31, 2011. In October 2010, the plaintiffs in the Transformation litigation initiated a court proceeding challenging the approval of the surplus reset and we have agreed that National will not pay dividends during the current adjournment of the proceeding (i.e., through April 19, 2012). In addition, in connection with the approval of a release of excessive contingency reserves as of December 31, 2011 in MBIA Insurance Corporation, the Company has agreed that National will not pay dividends without the prior approval of the NYSDFS prior to July 19, 2013 (i.e., for an additional 15 months after the expiration of the current adjournment period). The impact of the Transformation on the Company’s liquidity is described further in “Note 17: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

In general, references herein to National-insured or issued policies include those insurance policies reinsured from MBIA Corp. or under the FGIC Transaction, unless indicated otherwise.

Portfolio Profile

As of December 31, 2011, National had $410.4 billion of gross par outstanding on insured U.S. public finance obligations covering 21,272 policies and diversified among 9,199 “credits,” which we define as any group of issues supported by the same revenue source. Insurance in force, which includes all insured debt service, as of December 31, 2011 was $656.6 billion.

The table below sets forth information with respect to the original gross par amount insured per issue in the National portfolio as of December 31, 2011:

National U.S. Public Finance Original Gross Par Amount Per Issue as of December 31, 2011

Original Gross Par Amount Written Per Issue	Number of Issues Outstanding	% of Total Number of Issues Outstanding	Gross Par Amount Outstanding (In billions)	% of Gross Par Amount Outstanding
Less than $10 million	14,110	66.3%	$42.6	10.4%
$10-25 million	3,519	16.5%	56.2	13.7%
$25-50 million	1,798	8.5%	63.4	15.5%
$50-100 million	1,025	4.8%	71.3	17.4%
$100-200 million	524	2.5%	73.6	17.9%
$200-300 million	156	0.7%	37.7	9.2%
$300-400 million	67	0.3%	23.1	5.6%
$400-500 million	37	0.2%	16.5	4.0%
Greater than $500 million	36	0.2%	26.0	6.3%

Total	21,272	100.0%	$410.4	100.0%

All of the policies were underwritten on the assumption that the insurance will remain in force until maturity of the insured obligations. National estimates that the average life of its domestic public finance insurance policies in force as of December 31, 2011 was 10.4 years. The average life was determined by applying a weighted average calculation, using the remaining years to contractual maturity and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2011 was $37.7 billion.

Item 1. Business (continued)

The table below shows the diversification by type of U.S. public finance insurance that was outstanding as of December 31, 2011:

National U.S. Public Finance Gross Par Amount Outstanding by Bond Type as of December 31, 2011

In millions	Gross Par Amount
Bond type
Public finance: United States
General fund obligation	$155,157
General fund obligation—Lease	34,475
Municipal utilities	72,850
Tax backed	52,704
Transportation	39,970
Health care	10,294
Higher education	22,491
Student loans	1,226
Municipal housing	5,648
Military housing	7,988
Investor-owned utilities	6,077
Other	1,480

Total United States—public finance	$410,360

National’s underwriting guidelines limit the insurance in force for any one insured credit. In addition, National is subject to regulatory single-risk limits and its ratings are subject to rating agency single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2011, National’s gross par amount outstanding for its ten largest insured U.S. public finance credits totaled $25.4 billion, representing 6.2% of National’s total U.S. public finance gross par amount outstanding.

MBIA Corp. Insured Portfolio

MBIA Corp. has insured and reinsured structured finance and international financial obligations which are sold in the new issue and secondary markets, including from time to time:

•

structured finance and asset-backed obligations, including obligations collateralized by diverse pools of loans or secured by or payable from a specific pool of assets having an identified future cash flow, including pools of bonds or other debt obligations;

•	payments due under credit and other derivatives, including termination payments that may become due upon the occurrence of certain events, as further described below;

•

privately issued bonds used for the financing of public purpose projects or entities located outside of the U.S. and that include toll roads, bridges, airports, public transportation facilities, utilities, hospitals, military housing and other types of infrastructure projects serving a substantial public purpose; and

•

obligations of sovereign-related and sub-sovereign issuers, which includes regions, departments or their equivalent in each jurisdiction as well as sovereign owned entities that are supported by a sovereign state, region or department.

As of December 31, 2011, MBIA Corp. had 1,047 policies outstanding in its insured portfolio. In addition, MBIA Corp. had 233 insurance policies outstanding relating to asset/liability products liabilities issued by MBIA Inc. and its subsidiaries, which are described further under the section “Our Wind-Down Businesses” below. MBIA Corp.’s total policies are diversified among 691 “credits,” which we define as any group of issues supported by the same revenue source.

In addition, certain of our insurance policies guarantee payments due under CDS and other derivatives, including termination payments that may become due upon the occurrence of certain events, such as the insolvency of or a payment default by the financial guarantor or the CDS issuer.

Item 1. Business (continued)

Structured Finance and Asset-Backed Obligations

Structured finance obligations insured by MBIA Corp. typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgage loans, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real property, private sector student loans, and infrastructure projects. Structured finance obligations are either secured by undivided interests or collateralized by the related assets. Certain policies include payments due under CDS and other derivatives, including termination payments that may become due upon the occurrence of certain events, such as the insolvency of or a payment default by the financial guarantor or the CDS issuer.

Structured finance transactions are often structured such that the insured obligations are intended to benefit from some form of credit enhancement such as over-collateralization, subordination, excess cash flow or first loss protection, to protect against the associated credit risks. Structured finance obligations contain risks including asset risk, which relates to the amount and quality of asset coverage, structural risk, which relates to the extent to which the transaction structure protects the interests of the investors from the bankruptcy of the originator of the underlying assets or the issuer of the securities, and servicer risk, which relates to problems with the transaction servicer (the entity which is responsible for collecting the cash flow from the asset pool) that could affect the servicing of the underlying assets. Additionally, the inclusion of a large number of ineligible mortgage loans in MBIA Corp.-insured RMBS transactions has caused, and may continue to cause, material losses beyond any stress analyses undertaken at origination.

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

International Obligations

Outside the U.S., financial guarantee insurance has been used by issuers of sovereign-related and sub-sovereign bonds, structured finance securities, utility debt and financing for public purpose projects, among others. At the current time we do not insure any direct sovereign debt. We have insured both structured finance and public finance obligations in select international markets and the risk profile of our international exposure is similar to that in the U.S., although there are unique risk factors related to each country and region that are evaluated at origination and on an ongoing basis. These factors include legal, regulatory, economic and political variables, the sophistication of and trends in local capital markets and currency exchange risks. Ongoing privatization initiatives in some regions have shifted the financing of new projects from the government to the capital markets, where investors can benefit from the default protection provided by financial guarantee insurance. The development of structured finance has varied to date by region depending on the development stage of the local capital markets, the impact of financial regulatory requirements, accounting standards and legal systems.

Portfolio Profile

As of December 31, 2011, the gross par amount outstanding on MBIA Corp.’s insured obligations, including insured obligations of MBIA UK and MBIA Mexico (excluding $3.6 billion of MBIA insured investment agreements and medium-term notes (“MTNs”) for our asset/liability products transactions), was $141.4 billion. Insurance in force for the above portfolio, which includes all insured debt service, as of December 31, 2011 was $183.5 billion.

Item 1. Business (continued)

The table below sets forth information with respect to the original gross par amount insured per issue in MBIA Corp.’s insured obligations as of December 31, 2011:

MBIA Corp. Original Gross Par Amount for the Structured Finance and International

Portfolio Per Issue as of December 31, 2011 (1)

Original Gross Par Amount Written Per Issue	Number of Issues Outstanding	% of Total Number of Issues Outstanding	Gross Par Amount Outstanding (In billions)	% of Gross Par Amount Outstanding
Less than $10 million	323	30.8%	$1.0	0.7%
$10-25 million	196	18.7%	3.3	2.4%
$25-50 million	130	12.4%	4.7	3.3%
$50-100 million	128	12.2%	9.3	6.6%
$100-200 million	85	8.2%	12.4	8.7%
$200-300 million	52	5.0%	12.9	9.1%
$300-400 million	39	3.7%	13.3	9.4%
$400-500 million	15	1.4%	6.8	4.8%
Greater than $500 million	79	7.6%	77.7	55.0%

Total	1,047	100.0%	$141.4	100.0%

(1)—Excludes $3.6 billion relating to investment agreements and MTNs issued by affiliates of the Company through our asset/liabilities products segment and guaranteed by MBIA Corp.

MBIA Corp. underwrites its policies on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life of its structured finance and international insurance policies in force as of December 31, 2011 was 8.1 years. The average life was determined by applying a calculation using the remaining years to contractual maturity for international obligations and estimated maturity for structured finance obligations and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2011 was $16.1 billion.

Item 1. Business (continued)

The table below shows the diversification by type of insurance that was outstanding as of December 31, 2011:

MBIA Corp. Gross Par Outstanding for the Structured Finance and International

Portfolio by Bond Type as of December 31, 2011(1)

In millions	Gross Par Amount
Bond type
Public finance: non-United States
Sovereign-related and sub-sovereign	$11,411
International utilities	9,702
Transportation	10,369
Local governments (2)	349
Tax backed	80
Health care	39

Total public finance—non-United States	31,950

Global structured finance:
Collateralized debt obligations (3)	70,278
Mortgage-backed residential	15,135
Mortgage-backed commercial	3,422
Consumer asset-backed:
Auto loans	710
Student loans	956
Manufactured housing	1,424
Other consumer asset-backed	170
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	2,884
Secured airline equip securitizations	2,633
Other operating assets	613
Structured insurance securitizations	4,698
Franchise assets	1,004
Intellectual property	1,838
Future flow	390
Other corporate asset-backed	3,257

Total global structured finance	109,412

Total	$141,362

(1)—Excludes $3.6 billion relating to investment agreements and MTNs issued by affiliates of the Company through our asset/liabilities products segment and guaranteed by MBIA Corp.

(2)—Includes municipal-owned entities backed by the sponsoring local government.

(3)—Includes transactions (represented by structured pools of primarily investment grade corporate credit risks, CMBS or other CRE assets) that may not include typical CDO structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

MBIA Corp.’s underwriting guidelines limit the insurance in force for any one insured credit. In addition, MBIA Corp. is subject to regulatory single-risk limits and its ratings are subject to rating agency single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2011, MBIA Corp.’s gross par amount outstanding for its ten largest non-U.S. public finance credits insured totaled $13.9 billion, representing 9.8% of MBIA Corp.’s total structured finance and international gross par amount outstanding, and the gross par outstanding for its ten largest structured finance credits (without aggregating issues of common issuers), was $20.0 billion, representing 14.1% of the total.

Item 1. Business (continued)

Risk Management

MBIA’s risk management is comprised of different units that oversee credit, market and operational risks at transaction origination and in ongoing portfolio monitoring, surveillance and remediation. MBIA’s Insured Portfolio Management Division monitors and remediates structured finance and international infrastructure risks while National’s surveillance group performs this function with respect to U.S. public finance transactions. A Special Situations Group is involved in certain public finance and infrastructure transactions that require intensive remediation. National, MBIA Insurance Corporation and MBIA UK each have a credit risk committee to review certain prescribed underwriting decisions. On an enterprise-wide basis, executive committees provide risk oversight with the Risk Oversight Committee focused on transactions not otherwise reviewable by credit risk committees, firm-wide risk review, policies and decisions related to credit, market, operational, legal, financial and business risks, the Loss Reserve Committee reviewing reserve activity and the Executive Credit and Market Risk/Investment Committees reviewing specific transactions and portfolios.

The Board of Directors and its Committees oversee different risks faced by the Company and its subsidiaries. The Board regularly evaluates and discusses risks associated with strategic initiatives, and the CEO’s risk management performance is one of the criteria used by the Board in evaluating the CEO. On an annual basis, the Board also establishes the firm’s risk appetite and evaluates and approves the Company’s risk tolerance guidelines. The purpose of the risk tolerance guidelines is to delineate the types and amounts of risks the Company can face in light of its stated risk appetite. This policy provides the basis upon which risk criteria and procedures are developed and applied consistently across the Company. The Board’s Audit Committee and its Finance and Risk Committee, as well as board committees at National, MBIA Insurance Corporation and MBIA UK, also play an important role in overseeing different types of risks.

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

At each regular meeting of the Board, the Chairs of each of these committees report to the full Board regarding the meetings and activities of the committee.

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

Item 1. Business (continued)

•

International Public Finance: International public finance transactions are underwritten, monitored and remediated in a manner consistent with U.S. public finance transactions. In addition, specialized credit analysts consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. Analysts also monitor local accounting and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. Furthermore, counterparty exposures are reviewed periodically and generally when a counterparty is downgraded. MBIA personnel also may periodically visit projects to meet with management.

•

Structured Finance Transactions: For structured transactions, we focus on the historical and projected cash flows generated by the assets, credit and operational strength of the originator, servicer, manager and/or operator of the assets, and the nature of the transaction’s structure (including the degree of protection from bankruptcy of the originator or servicer). We may use both probability modeling and cash flow sensitivity analysis (both at the transaction and asset specific levels) to test asset performance assumptions and performance covenants, triggers and remedies. In addition, the Insured Portfolio Management Division may use various quantitative tools and qualitative analyses to test for credit quality, correlation, liquidity and capital sensitivity within the insured portfolio.

Key to our ongoing monitoring is early detection of deterioration in either transaction credit quality or macroeconomic or market factors that could adversely impact an insured credit. If deterioration is detected, analysts generally evaluate possible remedial actions and, in the event of significant stress, we may involve a dedicated workout unit, the Special Situations Group, to assess and monitor the credit and, if necessary, develop and implement a remediation strategy. The nature of any remedial action is based on the type of insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, we work with the issuer, trustee, legal counsel, servicer, other creditors, underwriters or other related parties to reduce chances of default and the potential severity of loss upon a default. In addition, we may seek to improve our security position and obtain concessions from the issuer of the insured bonds, and, from time to time, the issuer of our insured bond may, with our consent, restructure the insured obligation by extending the term, increasing or decreasing the par amount or decreasing the related interest rate, sometimes with our insuring the restructured obligation.

We use an internal credit rating system to monitor credits, with frequency of review based on risk type, internal rating, performance and credit quality. Credits with performance issues are designated as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” based on the nature and extent of our concerns, but these categories do not require establishment of any case basis reserves. In the event we determine that a claim for payment is possible with respect to an insured issue using probability-weighted expected cash flows based on available information, including market data, we place the issue on the “Classified List” and establish a case basis reserve for that insured issue. See “Losses and Reserves” below for information on our loss reserving process.

Credit Risk Models

We use credit risk models to test qualitative judgments, to design appropriate structures and to understand sensitivity within transactions and across broader portfolio exposure concentrations. Models are updated to reflect changes in both portfolio and transaction data and also in expectations of stressed future outcomes. For portfolio monitoring we use internal and third-party models based on individual transaction attributes and customized structures and these models are also used to determine case basis loss reserves and, where applicable, to mark-to-market any insured obligations as may be required for financial reporting. When using third-party models, we generally perform the same review and analyses of the collateral, transaction structure, performance triggers and cash flow waterfalls as when using our internal models. See “Risk Factors—Insured Portfolio Loss Related Risk Factors—Financial modeling contains uncertainty over ultimate outcomes which makes it difficult to estimate liquidity, potential paid claims, loss reserves and mark-to-market” in Part I, Item 1A.

Item 1. Business (continued)

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

Losses and Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our major operating insurance companies (National, MBIA Corp. and MBIA UK) and reviewed by our executive Loss Reserve Committee, which consists of members of senior management. The Company’s loss and LAE reserves as of December 31, 2011 represent case basis reserves and accruals for LAE incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under an insurance contract, net of potential recoveries and discounted using a current risk-free interest rate, when this amount exceeds unearned premium revenue on the related insurance contract. We record case basis loss reserves on insured obligations which have defaulted or are expected to default.

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

Since 2008, we have commuted most of the Company’s previously outstanding reinsurance. We currently have reinsurance agreements in place with seven reinsurers and have commuted reinsurance in place with 18 reinsurers between 2008 and 2010, in some cases in exercise of the Company’s right to reassume business ceded to reinsurers under certain circumstances, including rating downgrades of the reinsurers. Under its commutation agreements, the Company is generally paid an amount based on estimates of present and future exposures and taking into account the time value of money; this amount generally includes the unearned premium reserves and loss reserves established for the insurance policies associated with the commuted reinsurance. In exchange for payment of the agreed amount, the reinsurer’s exposure to the ceded policies is commuted.

Item 1. Business (continued)

Commuted reinsurance includes the termination of reinsurance with Channel Reinsurance Ltd (“Channel Re”) during the third quarter of 2010 which resulted in the re-assumption of insured exposures by MBIA Insurance Corporation, National and MBIA UK of $21.6 billion, $7.8 billion and $2.1 billion, respectively. The termination of reinsurance was executed following MBIA Corp.’s acquisition of all of the common stock of Channel Re and its parent, ChannelRe Holdings, Ltd., not previously owned by MBIA Corp. for $40 million in cash. Channel Re and its parent were subsequently liquidated. MBIA Corp. previously held a 17.4% ownership interest in Channel Re and Channel Re agreed to provide committed reinsurance capacity to MBIA Corp. The transaction, including the termination of reinsurance and the liquidation, resulted in increases in MBIA Corp.’s statutory capital of $132 million, and its liquidity position of $595 million. MBIA Corp. recognized a net loss of $61 million under accounting principles generally accepted in the United States of America (“GAAP”) in the third quarter of 2010 as a result of the transaction, primarily generated from settling a reinsurance receivable related to reinsured CDS at an amount less than its carrying value.

With respect to reinsurance remaining outstanding, our insurance companies, as primary insurers, are required to honor their obligations to their policyholders whether or not our reinsurers and other reimbursement parties perform their agreement obligations to us. We monitor the financial position and financial strength rating of all of our reinsurers on a regular basis. Over the past several years, some of the Company’s remaining reinsurers have been downgraded and all are now subject to more frequent rating agency review. A ratings downgrade reduces the overall benefit of the reinsurance to MBIA. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to our insurance companies under rating agency capital adequacy assessment models. Additionally, any significant rating downgrade or financial deterioration of one or more of our reinsurers could require the establishment of reserves against any receivables due from the reinsurer. To offset the counterparty risk, we require certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2011, the amount of funds held for the benefit of MBIA totaled $7 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

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

MBIA Corp. has entered into a reinsurance agreement with MBIA UK providing for MBIA Corp.’s reimbursement of the losses incurred by MBIA UK in excess of a specified threshold in each calendar year, subject to certain contract limitations, and a net worth maintenance agreement in which MBIA Corp. agrees to maintain a minimum capital and surplus position at MBIA UK at the greater of a specified amount or the amount required by United Kingdom regulations, subject to certain New York State regulatory requirements as well as certain contract restrictions, and to remain its sole shareholder and not to pledge its shares. MBIA Corp. has also entered into a reinsurance agreement and net worth maintenance agreement with MBIA Mexico pursuant to which MBIA Corp. reinsures 100% of the business underwritten by MBIA Mexico and agrees to maintain the amount of capital in MBIA Mexico required by applicable law or regulation.

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

Item 1. Business (continued)

The extent of state insurance regulation and supervision varies by jurisdiction, but New York, the United Kingdom, Mexico and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies, and if our insurance companies fail to meet such requirements our regulators may impose certain remedial actions on us. These laws prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. and National each are required to file detailed annual financial statements with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. MBIA UK makes similar filings with the FSA. The operations and accounts of the insurance companies are subject to examination by these regulatory agencies at regular intervals. In addition to being subject to the insurance laws in the jurisdictions in which we operate, as a condition to obtaining required insurance regulatory approvals to enter into certain transactions and take certain other corporate actions, including the release of excessive contingency reserves in MBIA Insurance Corporation described below under “Contingency Reserves” and entry into the secured loan between MBIA Inc. and MBIA Corp. and the asset swap between MBIA Inc. and National (each described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity––MBIA Inc. Liquidity” in Part II, Item 7 of this Form 10-K), MBIA Inc. and its insurance subsidiaries have and may in the future agree to provide notice to the NYSDFS or other applicable regulators prior entering into transactions or taking other corporate actions (such as paying dividends when applicable statutory tests are satisfied) that would not otherwise require regulatory approval.

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

In light of the substantial losses incurred by financial guarantee companies, the NYSDFS issued in Circular Letter No. 19 (2008) on September 22, 2008, new “Best Practices” guidelines (the “Guidelines”) for financial guarantors, which it stated that it plans to formalize as regulation or legislation. In general, the Guidelines impose restrictions on the issuance of financial guarantee insurance policies and increase required capitalization levels. Included among the recommendations are: (1) restrictions on the issuance of policies insuring asset-backed securities (“ABS”) that consist of other pools of ABS, as well as on policies insuring, and the underlying terms of, insured CDS, a market in which the Company no longer participates; (2) limits on a guarantor’s exposure to not only the issuer of debt, but also the initial lender and servicer of each category of obligation, as well as increased reporting obligations regarding exposures to particular categories of debt or exposures over a calendar year period; (3) a requirement that all, rather than a subset, of insured bonds be at least 95% investment grade, based on aggregate net liability; (4) increases in the required amount of paid-in capital to at least $15,000,000, the required amount of paid-in surplus to at least $165,000,000 and the amount of minimum surplus to policyholders to a figure in excess of $150,000,000, as well as changes to capital and contingency reserve requirements in connection with certain ABS.

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

Item 1. Business (continued)

Dividend Limitations

The laws of New York regulate the payment of dividends by National and MBIA Corp. and provide that a New York domestic stock property/casualty insurance company may not declare or distribute dividends except out of statutory earned surplus. New York law provides that the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as shown by the most recent statutory financial statement on file with the NYSDFS, or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent of Insurance approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings.

In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves as of September 30, 2011 and December 31, 2011, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends in the near term. During the second quarter of 2010, National received approval from the NYSDFS to reset its unassigned surplus to zero as of January 1, 2010. The reset provides National with dividend capacity of $142 million as of December 31, 2011. In October 2010, the plaintiffs in the Transformation litigation initiated a court proceeding challenging the approval of the surplus reset and we have agreed that National will not pay dividends during the current adjournment of the proceeding (i.e., through April 19, 2012). In addition, in connection with the approval of the December 31, 2011 MBIA Insurance Corporation contingency reserve release, the Company has agreed that National will not pay dividends without the prior approval of the NYSDFS prior to July 19, 2013 (i.e., for an additional 15 months after the expiration of the current adjournment period). See “Note 17: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

The foregoing dividend limitations are determined in accordance with statutory accounting principles (“U.S. STAT”), which generally produce statutory earnings in amounts less than earnings computed in accordance with GAAP. Similarly, policyholders’ surplus, computed on a U.S. STAT basis, will normally be less than net worth computed on a GAAP basis. See “Note 15: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of MBIA Corp. and Subsidiaries and “Note 12: Statutory Accounting Practices” in the Notes to Financial Statements of National filed as Exhibits to this Form 10-K for additional information.

Contingency Reserves

As financial guarantee insurers, our domestic insurance companies are required by the laws and regulations of New York, California, Connecticut, Florida, Illinois, Iowa, Maryland, New Jersey and Wisconsin to maintain, as applicable, contingency reserves on their municipal bond, ABS or other financial guarantee liabilities. Under New Jersey, Illinois and Wisconsin regulations, contributions by an insurance company to its contingency reserves are required to equal 50% of earned premiums on its municipal bond business. Under New York law, a financial guarantee insurance company is required to contribute to contingency reserves 50% of premiums as they are earned on policies written prior to July 1, 1989 (net of reinsurance), and, with respect to policies written on and after July 1, 1989, such an insurer must make contributions over a period of 15 or 20 years (based on issue type), or until the contingency reserve for such insured issues equals the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.6% to 2.5%, depending upon the type of obligation guaranteed (net of collateral, reinsurance, refunding, refinancings and certain insured securities). California, Connecticut, Florida, Iowa and Maryland laws impose a generally similar requirement, and in California the insurance commissioner can require an insurer to maintain additional reserves if the commissioner determines that the insurer’s reserves are inadequate. The contribution to, and maintenance of, the contingency reserve limit the amount of earned surplus that might otherwise be available for the payment of dividends. In each of these states, our domestic insurance companies may apply for release of portions of their contingency reserves in certain circumstances.

Item 1. Business (continued)

Pursuant to approval granted by the NYSDFS in accordance with the New York Insurance Law (“NYIL”), as of December 31, 2011, MBIA Insurance Corporation released to surplus an aggregate of $582 million of contingency reserves. Absent this release, MBIA Insurance Corporation would have had a short-fall of $582 million of qualifying assets to meet its requirement as a result of its use of cash to pay claims and to effect commutations, and as a result of the failure of certain mortgage originators to honor contractual obligations to repurchase ineligible mortgage loans from securitizations MBIA Corp. had insured. A deficit may occur in the future as claims payments and commutations continue and to the extent we do not realize expected put-back recoveries. Including the above release, pursuant to approvals granted by the NYSDFS in accordance with NYIL, during 2011, MBIA Insurance Corporation released to surplus an aggregate of $900 million of contingency reserves.

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

As a result of the Transformation and the reinsurance of the MBIA Corp. and FGIC portfolios by National, National exceeded as of the closing date certain single and aggregate risk limits under the New York laws and regulations, and MBIA Corp. exceeded as of the closing date certain single risk limits under New York laws and regulations. These insurers obtained waivers from the NYSDFS of those limits. In connection with the waivers, they submitted a plan to the applicable insurance departments to achieve compliance with the applicable regulatory limits. Under the plans, they agreed not to write new financial guarantee insurance for certain issuers, and in MBIA Corp.’s case, in certain categories of business, until they were in compliance with their single risk limits and agreed to take commercially reasonable steps, including considering reinsurance, the addition of capital and other risk mitigation strategies, in order to comply with the regulatory risk limits. As a condition to granting the waiver, the NYSDFS required that, in addition to complying with these plans, upon written notice from the NYSDFS, MBIA Corp. and National, as applicable, would cease writing new financial guarantee insurance if it were not in compliance with the risk limitation requirements by December 31, 2009. To date, we have not received such a notice from the NYSDFS. National came into compliance with the aggregate risk limits in 2011; however, neither National nor MBIA Corp. has come into compliance with all of the single risk limits. In 2011, MBIA Corp. reported a de minimus number of additional overages to the NYSDFS due to changes in its statutory capital.

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

Change of Control

Prior approval by the NYSDFS is required for any entity seeking to acquire, directly or indirectly, “control” of National or MBIA Corp. In many states, including New York, “control” is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled, directly or indirectly, by an entity, although the insurance regulator may find that “control” in fact does or does not exist when an entity owns or controls either a lesser or greater amount of securities. The FSA also has a requirement for prior approval of any controlling person. MBIA Corp. would require the prior approval of MBIA Mexico’s regulator in order to transfer the shares it currently holds in MBIA Mexico. To the Company’s knowledge, each MBIA Inc. shareholder which owns 10% or more of MBIA Inc.’s outstanding common stock as of December 31, 2011 has received appropriate approvals or determinations of non-control in connection with its investment.

Item 1. Business (continued)

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

The Company has operated its advisory services segment since 1991 and had $34.5 billion in institutional assets under management as of December 31, 2011, including $12.2 billion from the Company and its subsidiaries. The segment has generally produced strong investment performance for its clients and has focused on providing high quality client support. The Company believes there is strong demand for its services given its track record, recent fixed-income market volatility and growth in fixed-income asset classes due to demographic changes and product innovation. In order to develop and grow our third-party advisory business, in 2010 we renamed our advisory services companies under the “Cutwater” name and re-branded them to reflect and communicate their organizational separation from the Company’s insurance operations and the wind-down businesses. In particular, the asset management advisory business now operates under a wholly-owned “Cutwater” branded holding company of MBIA Inc. that no longer owns the wind-down businesses.

Our advisory services are offered in two major product lines, traditional and structured. Within the traditional product line, Cutwater offers cash management, customized asset management, discretionary asset management and fund accounting services to governments, insurance companies (including the Company’s insurance subsidiaries), corporations, pension funds, unions, endowments, foundations and investment companies in both pooled and separate account formats. These services are offered through registered investment advisers, and Cutwater receives asset management and administrative fees as compensation. Within the structured product line, Cutwater manages asset/liability programs and conduits (the wind-down businesses), CDOs and other funding vehicles for banks, insurance companies, program trustees and investment companies, and it earns base and performance fees for its services.

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

Item 1. Business (continued)

OUR WIND-DOWN BUSINESSES

Since the ratings downgrades of MBIA Corp. that began in 2008, we have not issued debt in connection with either the asset/liability products or conduits businesses, and we believe the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate, or are repurchased by the Company.

Asset/Liability Products

The asset/liability products business historically raised funds for investment through two sources: (1) issuance of customized investment agreements by the Company and one of its subsidiaries for bond proceeds and other funds; and (2) issuance of MTNs with varying maturities issued by our subsidiary MBIA Global Funding, LLC (“GFL”). Each of these products is guaranteed by MBIA Corp. In addition, GFL would lend the proceeds of its GFL MTN issuances to MBIA Inc. (“GFL Loans”). Under agreements among MBIA Inc., MBIA Corp. and/or GFL, the Company invested the proceeds of the investment agreements and GFL Loans in eligible investments, which consisted of investment grade securities with a minimum average double-A credit quality rating at purchase and which are pledged to MBIA Corp. as security for its guarantees on investment agreements and GFL MTNs. MBIA Inc. primarily purchased domestic securities and lent a portion of the proceeds from investment agreements and GFL MTNs to its subsidiary Euro Asset Acquisition Limited, which primarily purchased foreign assets as permitted under the Company’s investment guidelines. While MBIA Corp. enjoyed triple-A insurer financial strength ratings, the Company generally earned a positive spread between the yields on assets and liabilities in this business, but since the third quarter of 2008, ratings downgrades of MBIA Corp. have resulted in the termination and collateralization of certain investment agreements, and the lower yield earned on greater holdings of cash and cash equivalents coupled with the increased cost of funding liabilities has resulted in a negative spread and we are therefore in the process of winding down this business.

The Company is subject to significant liquidity risks through this business. See “Risk Factors—Liquidity and Market Related Risk Factors—Adverse developments in the credit markets may materially and adversely affect MBIA Inc.’s ability to meet liquidity needs in its asset/liability products segment” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—MBIA Inc. Liquidity” for a discussion of the risks facing this business and the actions the Company has taken to manage this business.

Conduits

The conduits were used by banks and other financial institutions to raise funds for their customers in the capital markets. The conduits provided funding for multiple customers through special purpose vehicles that issued commercial paper and MTNs. The proceeds from these issuances were used to either make loans to customers that are secured by certain assets or to purchase assets from customers. All MTN liabilities issued, and all assets originally purchased, by the conduits were insured by MBIA Corp. and subject to MBIA Corp.’s standard underwriting process. The conduits received an administrative fee as compensation for these services. No new MTNs have been issued by the conduits since 2007 and there have been no outstanding issues of commercial paper since 2008. The conduit segment provides liquidity support through a repurchase agreement between the asset/liability products segment (through MBIA Inc.) and the conduit segment (through Meridian), under which $80 million was outstanding as of December 31, 2011; this amount may be increased in the future.

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

Our ability to attract and compete for financial guarantee business is largely dependent on the financial strength ratings assigned to our insurance companies by the major rating agencies. Since 2008, every significant monoline financial guarantee insurer has been downgraded by one or more of the major rating agencies. In 2009, the only two financial guarantee insurers that were underwriting significant new business merged, further reducing competition in the market. As a result, currently there is only one financial guarantee company that is underwriting significant new business. Given the capital position of the other licensed financial guarantee companies, we do not expect them to underwrite any new business in the near term. In the future, recapitalized existing bond insurers and/or newly formed entities may begin underwriting new business. In addition, changes to Article 69 of the New York Insurance Law, which regulates New York domiciled financial guarantee companies, could lower the barriers to entry for competitors. Finally, the inability of financial guarantee insurers to maintain or achieve high ratings, including due to the rating methodology changes implemented by S&P described above, could diminish acceptance of the product and enhance the appeal of other forms of credit enhancement.

Commercial banks also provide letters of credit as a means of credit enhancement for municipal securities. In 2011, the use of letters of credit as an alternative to financial guarantee insurance within the U.S. municipal market decreased substantially from its peak in 2009; however, letters of credit have remained a significant presence in the market. Furthermore, during 2010 uninsured issuances increased significantly as a percentage of all new U.S. municipal securities issuances, in part due to the increase in issuance of Build America Bonds, which reduce demand for bond insurance by providing a federal subsidy to reduce interest rates on covered obligations issued by states and local governments. The Build America Bonds authorization expired on December 31, 2010.

The actions by the major rating agencies with respect to the Company’s and our insurance companies’ ratings have adversely affected our ability to attract new financial guarantee business. Furthermore, we are unlikely to achieve our desired credit ratings until we resolve the Transformation litigation and MBIA Insurance Corporation repays the secured loan from National. As a result, we have written virtually no new business since our ratings downgrades in 2008. The structured finance industry is generating very few new business opportunities, and it continues to be uncertain as to how or when the Company may re-engage this market.

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

Item 1. Business (continued)

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

Our Cutwater advisory services business competes for business with a number of banks, insurance companies and independent companies which provide investment advisory services, as well as with companies who manage their investments in-house. Competition varies by product and typically can range from very large asset management firms to very small operations. Cutwater’s ability to compete for new advisory services business and to retain existing accounts is largely dependent on its investment performance for a specific client or in general (typically versus established benchmark indices), the consistency of its performance through market cycles, fee levels charged and the level of client service provided. Cutwater markets itself through its own field sales force as well as through various intermediaries such as investment consultants and financial advisors.

The Company also competes in the financial advisory market outside of the U.S. through Trifinium. Trifinium’s ability to compete will depend on its ability to leverage its expertise in credit structuring and the surveillance, management and valuation of infrastructure assets to attract new financial advisory services clients in the markets in which it competes. Competition in these markets includes local and international investment banks and other diversified financial services providers.

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

Item 1. Business (continued)

Until June 2008, MBIA Corp. held Triple-A financial strength ratings from S&P, which the Association received in 1974; from Moody’s, which the Association received in 1984; from Fitch, Inc. (“Fitch”), which MBIA Corp. received in 1995; and from Rating and Investment Information, Inc. (“RII”), which MBIA Corp. received in 1998. The deterioration of certain segments of the credit markets beginning in the second half of 2007 and mounting concerns about monoline insurers precipitated a series of ratings downgrades by each of the major ratings agencies that began in June 2008, which were followed by further ratings actions reflecting the impact of the Transformation, among other developments. Furthermore, the pending litigation challenging the establishment of National has constrained our ability to take steps necessary to achieve the highest possible ratings for National and our other insurers. Fitch withdrew its insurer financial strength ratings for MBIA Corp. and its insurance affiliates as well as all other related ratings in June 2008. At the Company’s request, RII canceled its ratings on MBIA Corp. and CMAC in June 2008. In November 2011, S&P affirmed National’s and MBIA Corp.’s insurance financial strength ratings based on their updated bond insurance criteria released in August 2011. National’s stand-alone credit profile was lowered one notch by S&P under the updated criteria. In December 2011, Moody’s downgraded National’s insurer financial strength rating from Baa1 to Baa2 and changed its outlook from developing to negative and also downgraded MBIA Inc.’s senior debt rating from Ba3 to B2 and placed the ratings of MBIA Corp. under review for possible downgrade. Moody’s cited as the primary reason for its rating actions the weakening of the overall MBIA group’s market standing, mainly due to the deterioration of MBIA Corp.’s credit profile. Our current ratings constrain our ability to write new business. National’s, MBIA Corp.’s and MBIA Inc.’s current financial strength ratings from S&P and Moody’s are summarized below:

Agency		Rating/Outlook
	National	MBIA Corp.	MBIA Inc.
S&P	BBB /Developing outlook	B /Negative outlook	B- / Negative outlook
Moody’s	Baa2 /Negative outlook	B3 /Review for a possible downgrade	B2 / Negative outlook

CAPITAL FACILITIES

The Company does not currently maintain a capital facility other than the Triple-A One credit facility described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facilities” in Part II, Item 7. For a discussion of the Company’s capital resources see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” in Part II, Item 7.

FINANCIAL INFORMATION

For information on the Company’s financial information by segment and premiums earned by geographic location, see “Note 15: Business Segments” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

EMPLOYEES

As of February 23, 2012, the Company had 382 employees, including 164 in Optinuity, 34 in National, 36 in MBIA Corp., 117 in Cutwater, 24 in Trifinium Services Limited, our services company in the United Kingdom, and seven in other affiliates. None of the Company’s domestic employees are covered by a collective bargaining agreement. Certain of the Company’s employees outside the U.S. are governed by national collective bargaining or similar agreements. The Company considers its employee relations to be satisfactory.

AVAILABLE INFORMATION

The Company maintains a website at www.mbia.com. The Company is not including the information on its website as a part of, nor is it incorporating such information by reference into, this Form 10-K. The Company makes available through its website under the “SEC Filings” tab, free of charge, all of its SEC filings, including annual reports on Form 10-K, quarterly filings on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as is reasonably practicable after these materials have been filed with or furnished to the SEC.

Item 1. Business (continued)

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their present ages and positions with the Company as of February 29, 2012 are set forth below:

Name	Age	Position and Term of Office
Joseph W. Brown	63	Chief Executive Officer and Director (officer since February, 2008)
C. Edward Chaplin	55	President, Chief Financial Officer and Chief Administrative Officer (officer since June, 2006)
William C. Fallon	52	President and Chief Operating Officer (officer since July, 2005)
Clifford D. Corso	50	Executive Vice President and Chief Investment Officer (officer since September, 2004)
Ram D. Wertheim	57	Executive Vice President, Chief Legal Officer and Secretary (officer since January, 2000)
Anthony McKiernan	42	Vice President and Chief Portfolio Officer

Joseph W. Brown (age 63) is Chief Executive Officer and director of the Company. Mr. Brown assumed the roles of Chairman, CEO and director in February 2008 after having retired as Executive Chairman of MBIA in May 2007. In May 2009, the Company’s Board of Directors accepted Mr. Brown’s recommendation to split the roles of Chairman and CEO and elected Daniel P. Kearney as Non-Executive Chairman, with Mr. Brown continuing in the roles of CEO and director. Mr. Brown also serves as Chairman of MBIA Insurance Corporation. Until May 2004, Mr. Brown had served as Chairman and CEO of MBIA and MBIA Corp. Mr. Brown originally joined the Company as Chairman and CEO in January 1999 after having been a director since 1986.

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

On November 6, 2008, the Board of Directors of MBIA Inc. appointed Messrs Chaplin, Fallon, Corso and Wertheim to the office set forth opposite their names above, effective as of November 6, 2008.

Prior to being named President, Chief Financial Officer and Chief Administrative Officer, C. Edward Chaplin (age 55) was Vice President and Chief Financial Officer of the Company. Mr. Chaplin also serves as Chief Financial Officer of MBIA Insurance Corporation and President, Chief Financial Officer and Chief Administrative Officer of Optinuity. Prior to becoming an officer of the Company in June 2006, Mr. Chaplin had served as a director of the Company from December 2002 to May 2006 and as Senior Vice President and Treasurer of Prudential Financial Inc. since November 2000, responsible for Prudential’s capital and liquidity management, corporate finance, and banking and cash management. Mr. Chaplin had been with Prudential since 1983.

Prior to being named President and Chief Operating Officer, William C. Fallon (age 52) was Vice President of the Company and head of the Global Structured Finance Division. Mr. Fallon also serves as Chief Executive Officer of National and President and Chief Operating Officer of MBIA Insurance Corporation. From July 2005 to March 1, 2007, Mr. Fallon was Vice President of the Company and head of Corporate and Strategic Planning. Prior to joining the Company in 2005, Mr. Fallon was a partner at McKinsey & Company and co-leader of that firm’s Corporate Finance and Strategy Practice.

Item 1. Business (continued)

Prior to being named Executive Vice President and Chief Investment Officer, Clifford D. Corso (age 50) was Vice President of the Company, the Company’s Chief Investment Officer and the president of Cutwater AMC. Mr. Corso is the Chief Executive Officer and Chief Investment Officer of Cutwater AMC. He joined the Company in 1994 and has served as Chief Investment Officer since 2000.

Prior to being named Executive Vice President, Chief Legal Officer and Secretary, Ram D. Wertheim (age 57) was Vice President, General Counsel and Secretary of the Company. Mr. Wertheim also serves as General Counsel of MBIA Insurance Corporation and Optinuity. From February of 1998 until January 2000, he served in various capacities in the Global Structured Finance Division. Mr. Wertheim was, until February of 1998, the General Counsel of CMAC Holdings Inc.

Anthony McKiernan (age 42) was appointed Vice President and Chief Portfolio Officer of the Company on August 3, 2011. Mr. McKiernan is also the chief risk officer of MBIA Corp. Mr. McKiernan joined MBIA in 2000 as a vice president in the Credit Analytics Group, and managed the Corporate Insured Portfolio Management Group prior to becoming the Head of the Structured Finance Insured Portfolio Management Group in 2007. Before working at MBIA, Mr. McKiernan was with Fleet Financial Group where he began his career as a Credit Analyst/ Lender in asset-based lending.

On May 10, 2011, the Company announced in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 that the Company’s chief portfolio officer, Mitchell I. Sonkin, would retire on June 30, 2011, following the expiration of his employment agreement, and stay with the Company as a consultant pursuant to a one year consulting agreement that will terminate on June 30, 2012.

Item 1A. Risk Factors

References in the risk factors to the “Company” are to MBIA Inc., together with its domestic and international subsidiaries. References to “we,” “our” and “us” are to MBIA Inc. or the Company, as the context requires. Our risk factors are grouped into categories and are presented in the following order: “Insured Portfolio Loss Related Risk Factors”, “Liquidity and Market Related Risk Factors”, “Strategic Plan Related Risk Factors” and “General Risk Factors”.

Insured Portfolio Loss Related Risk Factors

There can be no assurance that we will be successful, or that we will not be delayed, in realizing our estimated loan put-back recoveries of $3.1 billion; the estimated loan put-back recoveries net of reinsurance and income taxes are $2.0 billion, which is 119% of the consolidated total shareholders’ equity of MBIA Inc., excluding preferred stock of subsidiaries

Based on our forensic reviews and the analysis of RMBS transactions insured by MBIA Corp., we believe that multiple sellers/servicers and counterparties that originated or sponsored such transactions misrepresented the nature and/or quality of the underlying mortgage loans in those transactions, which resulted in the losses we have incurred to date on those transactions and which represent a substantial portion of the total losses we have incurred since the fourth quarter of 2007. We refer to those mortgage loans that the Company believes failed to comply with the representations and warranties made by the sellers/servicers as “ineligible” mortgage loans. We believe that, on a contractual basis, the sellers/servicers in MBIA Corp.-insured mortgage transactions are obligated to cure, replace or repurchase all the ineligible mortgage loans for which we have recorded potential recoveries. As such, we take into account these expected recoveries from those sellers/servicers arising from our contractual right of put-back of ineligible assets in our assessment and calculation of loss reserve. As of December 31, 2011, we have recognized estimated loan put-back recoveries of $3.1 billion related to our insured transactions. The estimated loan-put-back recoveries net of reinsurance and income taxes are $2.0 billion, which is 119% of the consolidated total shareholders’ equity of MBIA Inc., excluding preferred stock of subsidiaries.

Item 1A. Risk Factors (continued)

A substantial majority of our put-back claims have been disputed by the loan sellers/servicers and are currently subject to litigation. The estimated put-back recovery amount is based upon five probability-weighted scenarios that include full recovery of our incurred losses and reduced recoveries due to litigation delays and risks and/or potential financial distress of the sellers/servicers. Probabilities are assigned across these scenarios, with most of the probability weight on partial recovery scenarios. In addition, while our estimates of put-back recoveries include scenarios that contemplate a delay or failure in enforcing our contractual rights and the inability of responsible parties to satisfy their put-back obligations, and while we believe that we will prevail in enforcing our contractual rights, there is uncertainty with respect to the ultimate outcome. We have recorded our largest put-back recoveries against Countrywide Home Loans, Inc. and certain of its affiliates, including Bank of America Corp., and GMAC Mortgage, LLC and Residential Funding Company, LLC, which are subsidiaries of Ally Financial Inc.

Although government sponsored market participants and a financial guarantee insurer have been successful in collecting recoveries related to ineligible mortgage loans from sellers/servicers, no other financial guarantee insurer situated similarly to MBIA has collected recoveries in the magnitude of the put-back recoveries we have recorded.

If we fail to ultimately realize the expected recoveries, our current loss reserve estimates may not be adequate for MBIA Corp. to cover potential claims, and MBIA Corp. may have insufficient resources to meet its obligations. Furthermore, estimated recoveries may differ from realized recoveries due to the uncertainty of litigation, the cost of litigation, error in determining breach rates, counterparty credit risk, the potential for delay and other sources of uncertainty. In addition, our sellers/servicers litigation may take up to several years to resolve, during which time we will be required to pay losses on the subject transactions.

Material misrepresentations made by sponsors of transactions that we insured in the residential mortgage sector may continue to materially and adversely affect our financial condition, results of operations and future business

We are exposed to risk of losses as a result of poor performance of assets included in our insured second-lien RMBS transactions arising from material misrepresentations made by transaction sponsors and the refusal of the sellers/servicers to perform under the related contracts. Based on our forensic reviews and analysis of RMBS we insured, we believe that multiple sellers/servicers and counterparties that originated or sponsored transactions that we insured misrepresented the nature and/or quality of the residential mortgage loans that back those transactions, which caused the losses we have incurred to date on those transactions and which represent a substantial portion of the total losses. Since the fourth quarter of 2007, MBIA Corp. has paid $6.2 billion of claims before reinsurance and collections, excluding LAE and including $730 million of claims made on behalf of consolidated variable interest entities (“VIEs”), on policies insuring second-lien RMBS securitizations. Losses in these transactions and in other transactions due to misrepresentations could continue. In sizing loss reserves relating to these transactions, we take into account expected recoveries from those sellers/servicers arising from our contractual rights of put-back of ineligible loans. As of December 31, 2011, we recorded estimated recoveries of $3.1 billion related to insured transactions. The recovery amount is based upon five probability-weighted scenarios that include full recovery of our incurred losses and reduced recoveries due to litigation delays and risks and/or potential financial distress of the sellers/servicers. Probabilities are assigned across these scenarios, with most of the probability weight on partial recovery scenarios. While we believe that the originators are contractually obligated to cure, purchase or replace the ineligible loans, if we fail to realize these expected recoveries our loss reserve estimates may not be adequate to cover potential claims.

In addition, although we have sought to underwrite RMBS and other structured finance transactions with levels of subordination and other credit enhancements designed to protect us from loss in the event of poor performance of the underlying assets collateralizing the securities, we believe that the second-lien RMBS losses paid by the Company were the result of misrepresentations concerning the quality of the collateral backing those transactions, which we believe is the main cause of the high level of losses in those transactions and the primary reason why the original level of subordination and other credit enhancement has not been sufficient. No assurance can be given that any remaining credit enhancements will prove to be adequate to protect us from incurring additional material losses in view of the current significantly higher rates of delinquency, foreclosure and losses being observed among residential mortgage loans and home equity lines of credit, and misrepresentations made to us in transactions we insure could have a further adverse impact on us.

Item 1A. Risk Factors (continued)

Continued poor performance of RMBS, CDOs of ABS and ABS insured credit derivatives in our structured finance insured portfolio due to adverse developments in the residential mortgage sector and the broader economy may materially and adversely affect our financial condition, results of operations and future business

The Company is exposed to credit risks in our portfolio that have arisen from the deterioration and continued poor performance of certain segments of the credit markets, particularly our RMBS, CDOs of ABS and ABS insured credit derivatives portfolios, which has led to the deterioration in the quality of assets and the collection of cash flows from such assets within structured securities and referenced in credit derivatives that we have guaranteed. Beginning in the second half of 2007, deterioration of the global credit markets coupled with the re-pricing of credit risk created extremely difficult market conditions and volatility in the credit markets. The concerns on the part of market participants were initially focused on the subprime segment of the U.S. mortgage-backed securities market and expanded to include a broad range of mortgage and asset-backed and other fixed-income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. The deterioration in the credit markets was accompanied by a severe economic recession precipitated, in part, by the collapse of U.S. residential home prices, and the U.S. economy continues to show sluggish growth in the employment, housing and financial sectors. While many segments of the global credit markets and the economy have since recovered, the performance of certain credits we insure, in particular RMBS, CDOs of ABS and ABS insured credit derivatives, and the U.S. housing sector generally, have deteriorated significantly since 2007 and those credits continue to perform poorly. Furthermore, the slow recovery suggests the possibility of a “double dip” in housing prices, which could extend the poor performance of our insured transactions, in particular our insured RMBS transactions due to the continued strain caused by the inclusion of ineligible mortgage loans in our insured transactions.

In 2011 we recorded $516 million of losses and LAE in our structured finance portfolio before the $690 million benefit related to an increase in recoveries of ineligible mortgage loans and before the elimination of a $90 million benefit as a result of consolidating VIEs. Furthermore, since the fourth quarter of 2007 we have recorded losses and LAE of $2.1 billion, before the elimination of a $194 million benefit of losses and LAE incurred on behalf of consolidated VIEs, (including a $351 million benefit in 2011 before the elimination of a $134 million benefit as a result of consolidating VIEs) related to insured second-lien RMBS exposures. We have made $6.2 billion of claims payments before reinsurance and collections, excluding LAE and including $730 million of claims on behalf of consolidated VIEs. In addition, to date, we have recorded losses and LAE of $416 million, before the elimination of a $116 million expense as a result of consolidating VIEs (including $76 million in 2011 before the elimination of a $44 million expense as a result of consolidating VIEs), on the CDOs of ABS that have case basis reserves as of December 31, 2011. Finally, since the fourth quarter of 2007 we have recorded $2.1 billion of cumulative credit impairments and LAE (including a $551 million benefit in 2011) related to exposure in ABS insured credit derivatives. Continued poor performance in some of the structured finance securities we insure is generally expected, and we may continue to experience losses on these portions of our insured portfolio.

Item 1A. Risk Factors (continued)

Deteriorating performance of CMBS and CRE loans in our structured finance insured portfolio due to adverse developments in the CRE segment of the credit markets may materially and adversely affect our financial condition, results of operations and future business

MBIA Corp. has insured a substantial amount of CDS contracts that are backed by structured CMBS pools and CRE CDOs. Through December 31, 2011 we have recorded impairments and LAE of $2.8 billion (including $1.6 billion of impairments and LAE in 2011) related to CMBS and CRE exposure. Included in the impairment amounts are payments in 2011 to commute CMBS and CRE transactions in excess of established reserves. While MBIA Corp.’s structured CMBS pool insured position was rated AAA at origination by at least one of Moody’s, S&P and Fitch, 34% of the collateral was originally rated BBB and lower. As of December 31, 2011, 64% of CMBS collateral underlying pools insured by MBIA Corp. were rated below investment grade. We insured nine static CMBS pools with $6.4 billion of gross par outstanding as of December 31, 2011 that were originally insured in 2006 and 2007, and in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower (one of which transactions, with $325 million of gross par outstanding, will be commuted pursuant to a commutation agreement executed in 2011). Within our CRE CDO portfolio, we had four transactions with 2006 or 2007 vintage collateral totaling $1.9 billion of gross par outstanding as of December 31, 2011 in which substantially all of the collateral originally comprised BBB or BBB- rated tranches of CMBS (two of which transactions, with $1.0 billion of gross par outstanding, will be commuted pursuant to a commutation agreement executed in 2011). While we have commuted some of our troubled exposures, average debt service coverage in transactions in our portfolio has decreased over the last year and debt coverage ratios on some loans have deteriorated significantly. Ultimate loss rates remain uncertain, and we have recorded additional impairments on our insured CMBS and CRE portfolio every quarter since the beginning of 2010 as our anticipated economic losses have increased during that time period, including due to the increased cost of commuting our exposures. It is possible that we will experience severe losses or liquidity needs due to increased deterioration in our insured CMBS portfolio, including if macroeconomic stress escalates. In particular, a “double dip” recession may result in increased delinquencies, higher levels of liquidations of delinquent loans, and severities of loss upon liquidation.

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

Failure to obtain regulatory approval to implement our risk reduction and liquidity strategies could have a material adverse effect on our business operations, financial condition and liquidity

In recent years key components of our strategy have included commuting volatile insured exposures, purchasing instruments issued or guaranteed by us in order to reduce future expected economic losses and managing the liquidity requirements and risk in our asset/liability products segment. In order to implement this strategy, we put in place intercompany agreements that allocate liquidity resources among our entities in order to fund commutations and provide liquidity where needed. The intercompany agreements with our insurance subsidiaries have required the approval of the NYSDFS and are described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity––Key Intercompany Lending Agreements” in Part II, Item 7 of this Form 10-K.

Item 1A. Risk Factors (continued)

Our ability to continue to draw on intercompany financing and provide other intercompany liquidity and capital support and the ability of our insurance subsidiaries to pay dividends to MBIA Inc. will in most cases require further approvals from the NYSDFS. There can be no assurance that we will be able to obtain such approvals. In the event that we do not obtain such regulatory approvals, unless and until we collect the amounts we believe we are owed by the RMBS sellers/servicers who have failed to honor their contractual obligation to repurchase or replace ineligible loans included in the RMBS transactions we insured (which are described under “There can be no assurance that we will be successful, or that we will not be delayed, in realizing our estimated loan put-back recoveries of $3.1 billion; the estimated loan put-back recoveries net of reinsurance and income taxes are $2.0 billion, which is 119% of the consolidated total shareholders’ equity of MBIA Inc., excluding preferred stock of subsidiaries”), we do not expect to be able to effect additional commutations of volatile exposure. In addition, if we do not obtain such approvals, MBIA Inc. may not have sufficient assets to meet its collateral posting requirements and other liquidity needs in the asset/liability products segment, as described further under “Adverse developments in the credit markets may materially and adversely affect MBIA Inc.’s ability to meet liquidity needs in its asset/liability products segment”. Furthermore, in connection with obtaining required insurance regulatory approvals to enter into certain transactions, MBIA Inc. and its insurance subsidiaries have agreed, and may in the future agree, to comply with certain conditions, including providing notice to the NYSDFS prior to entering into transactions or taking other corporate actions (such as paying dividends when applicable statutory tests are satisfied), that would not otherwise require regulatory approval.

There can be no assurance that we will be successful, or that we will not be delayed, in enforcing the agreements governing the various structured finance transactions we insure, and the failure to enforce such contractual provisions could have a material adverse effect on our liquidity and financial condition

While we have sought to underwrite direct RMBS, CMBS and CDOs of ABS with levels of subordination and other credit enhancements designed to protect us from loss in the event of poor performance of the underlying assets collateralizing the securities in the insured portfolio, there can be no assurance that we will be successful, or that we will not be delayed, in enforcing the subordination provisions, credit enhancements or other contractual provisions of the RMBS, CMBS and CDOs of ABS that we insure in the event of litigation or the bankruptcy of other transaction parties. In addition, although we are confident in our interpretation of the subordination provisions of the CDO transactions we have insured, our insured CDO transactions have not previously been subject to judicial consideration and it is uncertain how the subject documents in those transactions will be interpreted by the courts in the event of an action for enforcement. Moreover, although the second-lien RMBS obligations we insure typically include contractual provisions obligating the sellers/services to cure, repurchase or replace ineligible loans that were included in the transaction, in multiple transactions the sellers/servicers have breached this obligation, and, as described above, there can be no assurance that we will be successful, or that we will not be delayed, in realizing estimated put-back recoveries related to these insured transactions. Furthermore, we are required to pay losses on these securities irrespective of any proceeding we initiate to enforce our contractual rights. Accordingly, the failure to timely enforce subordination provisions, credit enhancements, repurchase or replacement obligations and other contractual provisions could have a material adverse effect on our liquidity and financial condition.

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

Item 1A. Risk Factors (continued)

Losses on second-lien RMBS related to the large number of ineligible mortgage loans included in second-lien RMBS securitizations that we insured as well as unprecedented volatility in the credit markets that began in the fourth quarter of 2007 has caused us to increase our loss projections substantially several times especially for second-lien RMBS transactions, where expected losses are far worse than originally expected and in many cases far worse than the worst historical losses. As a result, historical loss data may have limited value in predicting future second-lien RMBS losses. Moreover, in sizing loss reserves with respect to our insured transactions, we take into account expected recoveries from originators of the transactions arising from our contractual rights of put-back of ineligible loans, and these estimated recoveries may differ from realized recoveries due to the outcome of litigation, the cost of litigation, error in determining breach rates, counterparty credit risk, the potential for delay and other sources of uncertainty. In addition, we recorded our first credit impairments related to CMBS and CRE exposure in 2010, and have increased our loss reserves on these exposures during each subsequent quarter as a result of the deterioration of our CMBS and CRE portfolio and the increased cost of commuting our exposures. While our loss reserves reflect our current estimate of ultimate losses, if the deterioration of the CRE market worsens, we could incur substantial additional losses on our CMBS and CRE portfolio in excess of these estimates.

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

Recent difficult economic conditions, including in the Eurozone, may materially adversely affect our business and results of operations and they may not improve in the near future, or may worsen

Our results of operations are materially affected by general economic conditions, both in the U.S. and elsewhere around the world. Beginning in the second half of 2007 and continuing in 2008, global financial, equity and other markets experienced significant stress, which reached unprecedented levels in the fourth quarter of 2008. While the U.S. economy has grown each quarter since the fourth quarter of 2009 and many segments of the global capital markets have since recovered, during the second half of 2011 extreme market volatility was caused by S&P’s downgrade of the U.S. triple-A rating, fears surrounding the Eurozone debt crisis and the risk of a “double dip” recession in the U.S. and elsewhere. While we do not insure any direct European sovereign debt, our indirect European sovereign debt exposure totaled $11.4 billion as of December 31, 2011. A default by one or more sovereigns, or sovereign-related or sub-sovereign entities that rely on sovereign support, could have an adverse effect on our insured and investment portfolios. Moreover, continued concerns over the availability and cost of credit for certain borrowers, the U.S. mortgage market and a declining or flat real estate market in the U.S. have contributed to diminished expectations for the global economy and certain markets going forward. These factors, combined with low business and consumer confidence and ongoing high unemployment, have contributed to a slow recovery which continues to challenge the U.S. and other economies and suggest a prolonged depression of the real estate market and the possibility of a “double dip” in both house prices and the broader economy.

Losses resulting from recent poor economic conditions and the related weak performance of RMBS (due to the inclusion of ineligible loans in second-lien RMBS we insured), as well as CMBS, have adversely impacted, and continue to impact our results and financial condition. In addition, recessions, increases in corporate, municipal, sovereign, sub-sovereign or consumer default rates and other general economic conditions may adversely impact the Company’s prospects for future business, as well as the performance of our insured portfolios and the Company’s investment portfolio. In particular, the deterioration of certain sectors of the credit markets has caused a significant decline in the number of structured finance securities that have been issued since the fourth quarter of 2007. There can be no assurance that the market for structured finance securities will recover or that we will achieve the credit ratings necessary to insure new structured finance issuances, which may adversely affect our business prospects. In addition, public finance obligations supported by specified revenue streams, such as revenue bonds issued by toll road authorities, municipal utilities or airport authorities, may be adversely affected by revenue declines resulting from economic recession, reduced demand, changing demographics or other factors.

Item 1A. Risk Factors (continued)

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

Some of the state and local governments and finance authorities that issue public finance obligations we insure are experiencing unprecedented budget shortfalls that could result in increased credit losses or impairments on those obligations

We have historically experienced low levels of defaults in our U.S. public finance insured portfolio, including during the financial crisis that began in mid-2007. However, over the last three years many state and local governments that issue some of the obligations we insure have reported unprecedented budget shortfalls that have required them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While there has been some support provided by the U.S. federal government designed to provide aid to state and local governments, certain state and local governments remain under extreme financial stress. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, cut spending, or receive federal assistance, we may experience losses or impairments on those obligations, which could materially and adversely affect our business, financial condition and results of operations.

Financial modeling contains uncertainty over ultimate outcomes, which makes it difficult to estimate liquidity, potential paid claims, loss reserves and mark-to-market

The Company uses third-party and internal financial models to estimate liquidity, potential paid claims, loss reserves and mark-to-market. We use internal financial models to conduct liquidity stress-scenario testing to ensure that we maintain cash and liquid securities in an amount in excess of all stress scenario payment requirements. These measurements are performed on a legal entity and operating segment basis. We also rely on financial models, generated internally and supplemented by models generated by third parties, to estimate factors relating to the highly complex securities we insure, including future credit performance of the underlying assets, and to evaluate structures, rights and our potential obligations over time. We also use internal models for ongoing portfolio monitoring and to estimate case basis loss reserves and, where applicable, to mark our obligations under our contracts to market and may supplement such models with third-party models or use third-party experts to consult with our internal modeling specialists. Both internal and external models are subject to model risk and there can be no assurance that these models are accurate or comprehensive in estimating our liquidity, potential future paid claims and related loss reserves or that they are similar to methodologies employed by our competitors, counterparties or other market participants. Estimates of our future paid claims, in particular, may materially impact our liquidity position. In addition, changes to our paid claims, loss reserve or mark-to-market models have been made recently and may be warranted in the future. These changes could materially impact our financial results.

Item 1A. Risk Factors (continued)

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

Geopolitical conditions may adversely affect our business prospects and insured portfolio

General global unrest, fraud, terrorism, catastrophic events, natural disasters, pandemics or similar events could further disrupt the economy in the U.S. and the other countries where we have insured exposure or operate our businesses and could have a direct material adverse impact on certain industries and on general economic activity. Furthermore, in certain jurisdictions outside the U.S. we face higher risks of governmental intervention through nationalization or expropriation of assets, an inability to enforce our rights in court or otherwise and corruption, which may cause us to incur losses on the assets we insure or reputational harm. The Company has exposure in certain sectors that could suffer increased delinquencies and defaults as a direct result of these types of events. Moreover, we are exposed to correlation risk as a result of the possibility that multiple credits will experience losses as a result of any such event or series of events, in particular exposures that are backed by revenues from business and personal travel, such as aircraft securitizations and bonds backed by hotel taxes and car rental fleet securitizations. To the extent that certain corporate sectors may be vulnerable to credit deterioration and increased defaults in the event of future global unrest, CDOs backed by pools of corporate debt issuances in those stressed sectors could also be adversely impacted.

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

Liquidity and Market Related Risk Factors

Continuing elevated loss payments and ongoing delays in our ability to realize expected recoveries on insured RMBS transactions as well as certain other factors may materially and adversely affect our ability to meet liquidity needs

As a financial services company, we are particularly sensitive to liquidity risk, which is the probability that an enterprise will not have sufficient resources to meet contractual payment obligations when due. Management of liquidity risk is of critical importance to financial services companies, and most failures of financial institutions have occurred in large part due to their inability to maintain sufficient liquidity resources under adverse circumstances. Generally, lack of sufficient resources results from an enterprise’s inability to sell assets at values necessary to satisfy payment obligations, the inability to access new capital through the issuance of equity or debt and/or an unexpected acceleration of payments required to settle liabilities.

The effects of the credit crisis which began in the subprime segment of the U.S. mortgage-backed securities market and spread to a wide range of financial institutions and markets, asset classes, sectors and countries, have caused the Company to experience material increased liquidity risk pressures. In particular, since the fourth quarter of 2007, MBIA Corp. has paid $6.2 billion of claims before reinsurance and collections, excluding LAE and including $730 million of claims made on behalf of consolidated VIEs, on policies insuring second-lien RMBS securitizations, which we believe were driven by a substantial number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. Furthermore, since the fourth quarter of 2007, total credit impairments on insured derivatives were estimated at $4.8 billion across 70 CDO insured issues, inclusive of 56 insured issues for which we made settlement and claim payments of $3.8 billion, net of reinsurance and collections. If current trends worsen and result in substantial defaults and losses on the underlying loans, we could incur substantial additional losses on our insured exposures in the future. In addition, portions of MBIA Corp.’s outstanding insured portfolio have exhibited high degrees of payment volatility and continue to pose material liquidity risk to MBIA Corp.

Item 1A. Risk Factors (continued)

Our strategy includes reducing future potential economic losses by commuting policies and purchasing instruments issued or guaranteed by us, which strategy has been constrained by a lack of available liquidity due to the failure of RMBS sellers/servicers to honor their contractual obligation to repurchase or replace ineligible loans included in the RMBS transactions we insured. As a result, National made, and the NYSDFS approved, a $1.1 billion secured loan to MBIA Insurance Corporation in the fourth quarter of 2011 in order to enable MBIA Corp. to fund settlements and commutations of its insurance policies. There can be no assurance that further intercompany borrowing will be available to fund future commutations and settlements. Furthermore, if MBIA Insurance Corporation does not realize, or is delayed in realizing, the expected recoveries it may have insufficient liquidity to commute additional exposures and repayment of the secured loan to National could be delayed, which could adversely impact National’s financial condition and its ability to achieve the ratings necessary to write new business.

These factors, combined with a negative earned surplus, have for the time being eliminated MBIA Corp.’s ability to pay dividends to the holding company, if needed, to enable the holding company to meet its debt service and other operating expense needs, and in connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves as of September 30, 2011 and December 31, 2011, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS. In addition, the plaintiffs in the litigation challenging the establishment of National have initiated a court proceeding challenging the NYSDFS’s approval of National’s surplus reset which facilitated its ability to pay dividends and we have agreed that National will not pay dividends during the current adjournment of the proceeding (i.e., through April 19, 2012). In connection with the approval of the December 31, 2011 MBIA Insurance Corporation contingency reserve release, the Company has agreed that National will not pay dividends without the prior approval of the NYSDFS prior to July 19, 2013 (i.e., for an additional 15 months after the expiration of the current adjournment period). Furthermore, it is unclear whether the Company or its subsidiaries will be able to access the capital markets, particularly before the Transformation litigation is resolved. See “Note 23: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8. Finally, if certain of our corporate debt obligations were to become accelerated, which could occur due to MBIA Corp. entering rehabilitation proceedings or MBIA Inc. defaulting on its asset/liability products, among other events, MBIA Inc. might have insufficient assets to repay the accelerated obligations.

If losses on the Company’s RMBS, CDO and CMBS transactions rise, market and economic conditions worsen, and the Company is not successful or is delayed in realizing expected loss recoveries, the Company could face additional liquidity pressure. Further stress could increase liquidity demands on the Company or decrease its liquidity supply through additional defaulted insured exposures or devaluations and/or impairments of its invested assets. For further discussion on the Company’s liquidity risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” in Part II, Item 7.

Adverse developments in the credit markets may materially and adversely affect MBIA Inc.’s ability to meet liquidity needs in its asset/liability products segment

The ratings downgrades of MBIA Corp. have resulted in the termination and collateralization of certain investment agreements issued by MBIA Inc. through our asset/liability products segment and, together with the rising cost and declining availability of funding and illiquidity of many asset classes, caused the Company to begin winding down its asset/liability products businesses in 2008.

Liquidity risk to MBIA Inc. through this business is primarily a result of the following factors:

•

Currently, the majority of the assets of the asset/liability products segment are pledged against investment agreement liabilities, intercompany and third party financing arrangements and derivatives, which limits our ability to raise liquidity through asset sales. In addition, if the market value or rating eligibility of the assets which are pledged against these obligations were to decline, the Company would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. In such event, we may sell additional assets, potentially with substantial losses, finance unencumbered assets through intercompany or third party facilities, or use free cash or other assets, in some cases with NYSDFS approval, although there can be no assurance that these strategies will be available or adequate to meet our liquidity requirements.

Item 1A. Risk Factors (continued)

•

There is a deficit of invested assets to liabilities issued to third-parties and affiliates of $591 million as of December 31, 2011. This deficit is expected to increase as a result of on-going expected operating losses. This deficit will need to be reversed prior to the maturity of the liabilities in order to ensure that there are sufficient funds available to fully retire the liabilities. We expect that MBIA Inc. will be able to eliminate the deficit prior to the maturity of the related liabilities from distributions from its operating subsidiaries and by raising third party capital, although there can be no assurance that MBIA Inc. will be able to eliminate the deficit through such means.

•

The segment has a negative net interest spread between asset and liability positions because it must hold substantial amounts of cash, U.S. Treasury and agency securities or other high quality assets under financing and hedging arrangements and investment agreements. The negative net interest spread is exacerbated by the deficit of invested assets to liabilities. In addition, the segment has ongoing expenses relating to certain interest rate and foreign exchange derivative transactions it had entered into for hedging purposes, as well as ongoing expenses to fund operations. Taken together the segment is operating in an ongoing negative operating cash flow position.

This business is also subject to risks associated with changes in interest rates and foreign currency exchange rates as described below under “Changes in interest rates and foreign currency exchange rates could adversely affect our financial condition and future business”.

In 2011, MBIA Inc. maintained three intercompany financing facilities to provide it with additional resources to meet its liquidity requirements within the asset/liability products segment: an asset swap with National, a secured loan from MBIA Insurance Corporation and a repurchase agreement with the conduit segment. Stressed credit market conditions in 2012 could cause MBIA Inc. to have insufficient resources to cover collateral and/or other liquidity requirements in 2012. Management has identified certain contingent actions within its control to mitigate this risk. These contingent actions include: (1) sales of encumbered and other invested assets exposed to credit spread stress risk; (2) termination and settlement of interest rate swap agreements; and (3) other available advances from subsidiaries. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk. In the event that the Company cannot implement the contingent actions identified above to raise liquidity, or eliminate the deficit, it may have insufficient assets to make all payments on its obligations as they come due, which could result in a default by MBIA Inc. on its obligations and the potential for MBIA Corp., as guarantor of the investment agreements and GFL MTNs, to be called upon to satisfy obligations on those instruments as they come due.

In addition, as described above under “Continuing elevated loss payments and ongoing delays in our ability to realize expected recoveries on insured RMBS transactions as well as certain other factors may materially and adversely affect our ability to meet liquidity needs”, the lack of dividends from our insurance companies has limited MBIA Inc.’s resources available to support the asset/liability products segment.

Finally, a significant portion of the asset/liability products segment’s assets are structured finance securities which have been particularly susceptible to price fluctuations during periods of market volatility. During 2011, the asset/liability products segment experienced deterioration in the market values of some of its assets, resulting in increased collateral requirements, as a consequence of market volatility caused by S&P’s downgrade of the U.S. triple-A rating, fears surrounding the Eurozone debt crisis and the risk of a “double dip” recession in the U.S. Consequently, following the third quarter of 2011 the Company extended the maturity date of the secured loan from MBIA Insurance Corporation to MBIA Inc., with NYSDFS approval, to May 2012 for a maximum outstanding amount of $450 million, to provide additional liquidity in the event of future declines in asset values, and contributed $50 million of capital to support the asset/liability products segment’s liquidity and capital needs. There can be no assurance that these adverse market conditions will not occur in the future or that the Company will be able to draw on these or other resources in order to support the asset/liability products segment.

Item 1A. Risk Factors (continued)

An inability to access capital could adversely affect our business, operating results and financial condition and ultimately adversely affect liquidity

The Company’s access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including (i) the long-term debt ratings of the Company, (ii) the insurance financial strength ratings and long-term business prospects of our insurance companies, (iii) the perceptions of the financial strength of our insurance companies and MBIA Inc., and (iv) the outcome of the Transformation litigation. Our debt ratings are influenced by numerous factors, either in absolute terms or relative to our peer group, such as financial leverage, balance sheet strength, capital structure and earnings trends. If we cannot obtain adequate capital on favorable terms or at all, our business, future growth, operating results and financial condition could be adversely affected.

Beginning in the second half of 2008, volatility and disruption in the global credit markets exerted downward pressure on the availability of liquidity and credit capacity for certain issuers, including MBIA, with credit spreads widening considerably. As a result of the cost and limited availability of third party financing, we implemented intercompany agreements to provide additional liquidity from MBIA Inc., MBIA Insurance Corporation, National and Meridian to the asset/liability products business, and this has reduced the liquidity resources available to MBIA Inc., MBIA Insurance Corporation, National and Meridian for other purposes. In addition, National made a secured loan to MBIA Insurance Corporation to finance commutations and settlements of Transformation litigation, which has further reduced National’s liquidity. Furthermore, the Company drew its contingent capital facility and no longer maintains credit facilities with third-party providers. There can be no assurance that replacement facilities will be available in the future, in particular prior to the resolution of the Transformation litigation. The inability to obtain adequate replacement capital on favorable terms or at all could have an adverse impact on the Company’s business and financial condition.

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

Item 1A. Risk Factors (continued)

Under New York law, National and MBIA Corp. may generally pay stockholder dividends only out of statutory earned surplus and subject to additional limits, as described in “Business—Insurance Regulation” in Part I, Item 1 and “Note 17: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves as of September 30, 2011 and December 31, 2011, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends in the near term. While National had dividend capacity as of December 31, 2011, in October 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the NYSDFS’s approval of National’s surplus reset which facilitated its ability to pay dividends and we have agreed that National will not pay dividends during the current adjournment of the proceeding (i.e., through April 19, 2012). In addition, in connection with the approval of the December 31, 2011 MBIA Insurance Corporation contingency reserve release, the Company has agreed that National will not pay dividends without the prior approval of the NYSDFS prior to July 19, 2013 (i.e., for an additional 15 months after the expiration of the current adjournment period). Dividend payments by MBIA UK and MBIA Mexico to MBIA Insurance Corporation are also limited by the laws of their respective jurisdictions.

The inability of our insurance companies to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could affect our ability to repay our debt and have a material adverse effect on our operations.

If our insurance companies fail to meet regulatory capital requirements they may become subject to regulatory action

Our insurance companies are subject to various statutory and regulatory restrictions that require them to maintain qualifying investments to support their reserves and minimum surplus. Furthermore, our insurance companies may be restricted from making commutation or other payments if doing so would cause them to fail to meet such requirements, and the NYSDFS may impose other remedial actions on us as described further below to the extent the Company does not meet such requirements. While each of our insurance companies currently satisfies its statutory capital requirements, a material reduction in the statutory capital and surplus of a subsidiary, whether resulting from insured losses, a change in regulatory capital requirements or otherwise (including in the case of MBIA Corp., a failure to realize expected recoveries on insured RMBS transactions) could cause it to fail to meet these requirements, which in turn could require that subsidiary to obtain reinsurance or additional capital, which may not be available on favorable terms or at all, in order to avoid the intervention of its regulator. Pursuant to approval granted by the NYSDFS in accordance with NYIL, as of December 31, 2011, MBIA Insurance Corporation released to surplus an aggregate of $582 million of contingency reserves. Absent this release, MBIA Insurance Corporation would have had a short-fall of $582 million of qualifying assets to meet its requirement as a result of its use of cash to pay claims and to effect commutations, and as a result of the failure of certain mortgage originators to honor contractual obligations to repurchase ineligible mortgage loans from securitizations MBIA Corp. had insured. A deficit may occur in the future as claims payments and commutations continue and to the extent we do not realize expected put-back recoveries. Including the above release, pursuant to approvals granted by the NYSDFS in accordance with NYIL, during 2011, MBIA Insurance Corporation released to surplus an aggregate of $900 million of contingency reserves.

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

Item 1A. Risk Factors (continued)

Changes in interest rates and foreign currency exchange rates could adversely affect our financial condition and future business

Increases in prevailing interest rate levels can adversely affect the value of MBIA’s investment portfolio and, therefore, our financial condition. In the event that investments must be sold in order to make payments on insured exposures or other liabilities, including the liabilities of our asset/liability products segment, such investments would likely be sold at discounted prices. Lower interest rates can also result in lower net interest income since a substantial portion of assets are now held in cash and cash equivalents given the increased focus on liquidity. Additionally, in the insurance operations, increasing interest rates could lead to increased credit stress on transactions in our insured portfolio, while a decline in interest rates could result in larger loss reserves on a present value basis.

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

We are required to report credit derivatives at fair value, which subjects our results of operations to volatility and losses and could lead to negative shareholders’ equity for the Company or MBIA Corp. on a GAAP basis

Any event causing credit spreads on an underlying security referenced in a credit derivative we insure, or on a credit derivative referencing an MBIA Inc. security, to either widen or tighten will affect the fair value of the credit derivative and may increase the volatility of our earnings.

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

The mark-to-market for the insured credit derivative portfolio has fluctuated significantly during the last four years, resulting in volatility in MBIA’s earnings. Since the fourth quarter of 2007, MBIA’s mark-to-market on insured credit derivatives fluctuated from a high quarterly loss of $3.6 billion in the first quarter of 2008 to a high quarterly gain of $3.3 billion in the second quarter of 2008, and the mark-to-market caused several quarter over quarter fluctuations in earnings of more than $1 billion and frequent quarter over quarter shifts in earnings from a gain to a loss or a loss to a gain. The mark-to-market volatility was primarily a result of fluctuations in MBIA’s credit spreads and recovery rates, changes in credit spreads on the underlying collateral, collateral erosion, rating migration and model and input enhancements.

Strategic Plan Related Risk Factors

Transformation-related litigation has had an adverse effect on our business prospects, and an unfavorable resolution of the litigation could have a material adverse effect on our business prospects, and results of operations and financial condition in the future

We are a defendant in several actions in which the plaintiffs seek to unwind Transformation or otherwise declare National responsible for the insured obligations of MBIA Corp. Our success in defending Transformation is an integral part of our strategic plan. In particular, we hope to achieve a high rating for National as quickly as possible in order to take advantage of immediate opportunities in the public finance market. Transformation-related litigation has created uncertainty around the legal separation of the liabilities of National and MBIA Corp., which has in turn hindered our ability to raise capital and achieve the desired ratings and adversely impacted the prospect of writing new business. The Company is vigorously defending Transformation in the subject litigations and expects ultimately to prevail on the merits. However, the Company cannot provide assurance that it will prevail in this litigation and the failure by the Company ultimately to prevail in this litigation could have a material adverse effect on its ability to implement its strategy and on its business, results of operations or financial condition. In addition, the Company can provide no assurance as to the timing of resolving of this litigation, which has been ongoing since the second quarter of 2009 and may continue for the foreseeable future. Moreover, the Company is defending multiple lawsuits seeking to overturn Transformation, and a successful resolution of any one matter does not assure that each matter will be resolved favorably or in a timely manner.

Item 1A. Risk Factors (continued)

An inability to achieve high stable insurer financial strength ratings for National or any of our other insurance companies from the major rating agencies or to generate investor demand for their financial guarantees may adversely affect our results of operations and business prospects

National’s and our other insurance companies’ ability to write new business and to compete with other financial guarantors is currently largely dependent on the financial strength ratings assigned to them by the major rating agencies and the financial enhancement rating also assigned by S&P, as well as the financial strength of our insurance companies and investors’ perceptions of their financial strength. As a result of downgrades of our insurance companies’ financial strength ratings and poor investor perception of their financial strength, we are currently not originating new financial guarantee business. Many requirements imposed by the rating agencies in order for our insurance companies to achieve and maintain high insurer financial strength ratings are outside of our control, and such requirements may necessitate that we raise additional capital or take other remedial actions in a relatively short timeframe in order to achieve or maintain the ratings necessary to attract new business and compete with other financial guarantee insurers and could make the conduct of the business uneconomical. Our inability to raise capital on favorable terms could therefore materially adversely affect the business prospects of our insurance companies. Furthermore, no assurance can be given that we will successfully comply with rating agency requirements, that these requirements or the related models and methodologies will not change or that, even if we comply with these requirements, one or more rating agency will not lower or withdraw its financial strength ratings with respect to any of our insurance companies. In August 2011, S&P published changes to its rating methodology for financial guarantee insurers. As implemented, the changes substantially increase the amount of capital, among other qualitative factors, required to achieve S&P’s highest ratings and incorporate additional qualitative considerations into the ratings process. As a result, our insurance companies could be unable to achieve S&P’s highest ratings in the future, could choose not to take the steps necessary to obtain the highest S&P ratings or could choose to stop carrying the S&P ratings. In December 2011, Moody’s downgraded National’s insurer financial strength rating from Baa1 to Baa2 and changed its outlook from developing to negative and also downgraded MBIA Inc.’s senior debt rating from Ba3 to B2 and placed the ratings of MBIA Corp. under review for possible downgrade. Moody’s cited as the primary reason for its rating actions the weakening of the overall MBIA group’s market standing, mainly due to the deterioration of MBIA Corp.’s credit profile. The absence of S&P’s and Moody’s highest ratings, which have typically been required to write financial guarantee insurance, could adversely impact the premiums our insurers can charge and could diminish the acceptance of our financial guarantee insurance products.

In addition, no assurance can be given that poor investor perception of our financial strength will not persist regardless of our ratings or ability to raise capital. Finally, our inability to come into compliance with the rating agency and regulatory single risk limits that National and MBIA Corp. exceeded as a result of Transformation may also prevent us from writing future new business in the categories of risks that were exceeded, in the case of the regulatory limits, or result in a downgrade, in the case of rating agency limits, and may adversely affect our business prospects, and our failure to come into compliance with these guidelines and rules increases the risk of experiencing a large single loss or series of losses. We are unlikely to comply with the rating agencies requirements or to generate investor demand for our financial guarantees until we have resolved the Transformation litigation.

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

Item 1A. Risk Factors (continued)

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

In addition, in 2009 the Company formed Trifinium in order to provide financial advisory services to European clients and during 2010 and 2011, the Company sought to grow this business. Trifinium is subject to intense competition, and expansion of this business may require expenditures of capital, and management’s and employees’ time and there can be no assurance that this business will ultimately be successful.

Future demand for financial guarantee insurance depends on market and other factors that we do not control

The demand for financial guarantee insurance depends upon many factors, some of which are beyond the control of the Company. Our ability to attract and compete for financial guarantee business is largely dependent on the financial strength ratings assigned to our insurance companies by the major rating agencies. In addition, the perceived financial strength of all financial guarantee insurers also affects demand for financial guarantee insurance. Since 2008, all financial guarantee insurers’ insurer financial strength ratings have been downgraded, placed on review for a possible downgrade or had their outlooks changed to “negative,” and the industry-wide downgrades may have eroded investors’ confidence in the benefits of bond insurance. We do not expect the demand for financial guarantee insurance to regain its former levels in the near term, if ever.

Item 1A. Risk Factors (continued)

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

Additionally, in the face of the disruption in the credit markets and the ratings actions of Fitch, Moody’s and S&P concerning financial guarantee insurers generally and us in particular, the price of our common stock has experienced a significant decline and spreads on our CDS have widened significantly from levels observed prior to our ratings downgrades. This widening of spreads on our CDS could impact the perception of our financial condition by our insured bondholders and counterparties and could affect their willingness to purchase our insured bonds and to enter into transactions with us.

Regulatory change could adversely affect our businesses, and regulations limit investors’ ability to effect a takeover or business combination that shareholders might consider in their best interests

The financial guarantee insurance industry has historically been and will continue to be subject to the direct and indirect effects of governmental regulation, including insurance laws, securities laws, tax laws, legal precedents and accounting rules affecting asset-backed and municipal obligations, as well as changes in those laws. These laws limit investors’ ability to affect a takeover or business combination, and the failure to comply with applicable laws and regulations could expose our insurance companies, their directors or shareholders to fines, the loss of their insurance licenses, and the inability to engage in certain business activity, as the case may be.

Any person seeking to acquire a controlling interest in us would face various regulatory obstacles which may delay, deter or prevent a takeover attempt that stockholders of MBIA Inc. might consider in their best interests. In particular, both New York State insurance law and United Kingdom’s law prohibit an entity from acquiring control of a regulated insurer without the prior approval of the NYSDFS or the FSA, as applicable. Generally, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company, or otherwise exerts voting or management control over the insurer or parent company. Accordingly, an investor wishing to effect a takeover or business combination could be significantly delayed or prohibited from doing so by the regulatory approval requirements.

In addition, future legislative, regulatory or judicial changes could adversely affect our insurance companies’ ability to pursue business, materially impacting our financial results. The NYSDFS has issued best practices regarding the laws and regulations that are applicable to our insurance companies and to other monoline financial guarantee insurance companies and has indicated that it expects to propose legislative and regulatory changes to codify these best practices. Furthermore in 2009 and 2010 new bills were introduced into the New York legislature to amend the New York Insurance Law to enhance the regulation of financial guarantee insurers which would impose limits on the manner and amount of business written by the Company. See “Business—Our Insurance Operations—Insurance Regulation—New York Insurance Regulation” In Part I, Item 1. On the U.S. federal level, members of the U.S. Congress and federal regulatory bodies have suggested federal oversight and regulation of insurance, including bond insurance. In addition, the Financial Stability Oversight Council created by the Dodd-Frank Reform and Consumer Protection Act (the “Dodd-Frank Act”) is currently evaluating whether non-bank financial institutions, including insurance companies, should be deemed “systemically important” under the Dodd-Frank Act, and any determination that we are systemically important could subject us to federal regulatory oversight and increased capital requirements. Internationally, as a result of a directive passed by the European Parliament, insurance regulators in the European Union are revising the capital adequacy requirements and risk governance procedures applicable to insurers in the European Union, including MBIA UK, and the European Parliament is contemplating a directive that would increase regulation of derivative instruments that could impact MBIA Corp.’s insured derivatives. Furthermore, the Financial Stability Board, a coordinating body of national financial authorities, is currently evaluating whether MBIA should be designated a “global systemically important financial institution”, which designation would also subject us to increased capital requirements.

Item 1A. Risk Factors (continued)

While it is not possible to predict if new laws, regulations or interpretations will be enacted or the impact they would have, any changes to such laws and regulations or the NYSDFS’s interpretation thereof could subject MBIA to further restrictions on the type of business that it is authorized to insure, especially in the structured finance area. Any such restrictions could have a material effect on the amount of premiums that MBIA earns in the future. Additionally, any changes to such laws and regulations could subject our insurance companies to increased reserving and capital requirements or more stringent regulation generally, which could materially adversely affect our financial condition, results of operations and future business. Finally, changes to accounting standards and regulations may require modifications to our accounting methodology, both prospectively and for prior periods; and such changes could have an adverse impact on our reported financial results and/or make it more difficult for investors to understand the economics of our business, and may thus influence the types or volume of business that we may choose to pursue.

Our insured credit derivatives could be subject to collateral posting and/or capital requirements as a result of Federal financial regulatory reforms, resulting in potentially significant adverse financial implications for MBIA Corp.

In July 2010, the Dodd-Frank Act was signed into law for the purpose of enacting broad financial industry regulation reform, including by enhancing regulation of over-the-counter derivatives through, among other things, imposing margin and capital requirements on certain market participants. Although MBIA Corp. is not required contractually to post collateral on its insured credit derivatives, the Act, if applied on a retroactive basis to MBIA Corp., could result in significant regulatory collateral and/or capital requirements on MBIA Corp. in connection with its outstanding insured credit derivatives. As a result, the Act could, depending on the ultimate interpretation and implementation of these provisions by regulators, have significant adverse financial implications for MBIA Corp. MBIA, along with other financial institutions, has provided comments to the Commodity Futures Trading Commission and the SEC stating our concerns and objections to these provisions.

General Risk Factors

Private litigation claims could materially adversely affect our reputation, business, results of operations and financial condition

As further set forth in “Note 23: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8, the Company is named as a defendant in a number of litigations. In addition to the Transformation litigation, these include several private securities class actions and shareholder derivative lawsuits where the Company is named along with certain of its current and former officers. The Company is also the defendant in a number of cases brought by municipalities stemming from insured transactions, and in the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings brought on behalf of various classes of claimants, including counterparties in various transactions.

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

Item 1A. Risk Factors (continued)

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

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, could harm our business.

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. Further, we face the risk of operational and technology failures by others, including various financial intermediaries and of vendors and parties to which we outsource the provision of services or business operations. If these parties do not perform as anticipated, we may experience operational difficulties, increased costs and other adverse effects on our business.

Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to clients or transaction counterparties.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business, harm our reputation, subject us to regulatory sanctions and other claims, lead to a loss of clients and revenues and otherwise adversely affect our business.

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

Item 1B. Unresolved Staff Comments

The Company from time to time receives written comments from the staff of the SEC regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended. There are no comments that remain unresolved that the Company received more than 180 days before the end of the year to which this report relates.

Item 2. Properties

A wholly-owned subsidiary of National owns the 280,729 square foot office building on approximately 38 acres of property in Armonk, New York, in which the Company, National, MBIA Corp., Cutwater and Optinuity have their headquarters. The Company also has offices with approximately 24,330 square feet of rental space in New York, New York; San Francisco, California; Paris, France; Madrid, Spain; London, England; and Mexico City, Mexico. Cutwater has 10,383 square feet of office space in Denver, Colorado. The Company generally believes that these facilities are adequate and suitable for its current needs.

Item 3. Legal Proceedings

For a discussion of the Company’s litigation and related matters, see “Note 23: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8. In the normal course of operating its businesses, MBIA Inc. may be involved in various legal proceedings. As a courtesy, the Company posts on its website under the section “Legal Proceedings,” selected information and documents in reference to selected legal proceedings in which the Company is the plaintiff or the defendant. The Company will not necessarily post all documents for each proceeding and undertakes no obligation to revise or update them to reflect changes in events or expectations. The complete official court docket can be publicly accessed by contacting the clerk’s office of the respective court where each litigation is pending.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 23, 2012 there were 810 shareholders of record of the Company’s common stock. The Company did not pay cash dividends on its common stock during 2011 or 2010. For information on the ability for certain subsidiaries of the Company to transfer funds to the Company in the form of cash dividends or otherwise, see “Item 1. Business—Insurance Regulation” in this annual report.

The high and low sales stock prices with respect to the Company’s common stock for the last two years are presented below:

	2011		2010
	Stock Price		Stock Price
Quarter Ended	High	Low	High	Low
March 31	$14.96	$9.64	$6.63	$4.05
June 30	10.98	7.57	10.92	5.60
September 30	10.36	5.99	11.51	5.24
December 31	12.65	6.47	13.17	9.43

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program.

Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to support our liquidity and maintain the claims-paying ratings of MBIA Corp. and National as well as other business needs. As of December 31, 2011, the Company repurchased 56.7 million shares under the program at an average price of $17.24 per share and $23 million remained available under the $1 billion share buyback program.

The table below presents repurchases made by the Company in each month during the fourth quarter of 2011. See “Note 19: Long-term Incentive Plans” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 for a further discussion on long-term incentive plans.

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Amount Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in thousands)
October	—	$—	—	$23,057
November	9,000	8.02	—	23,057
December	—	—	—	23,057

(1)—No shares were repurchased by the Company for settling awards under the Company’s long-term incentive plans and 9,000 shares were purchased as an investment in the Company’s non-qualified deferred compensation plan.

As of December 31, 2011, 274,896,162 shares of Common Stock of the Company, par value $1 per share, were issued and 193,143,196 shares were outstanding.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

Stock Performance Graph The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Index (“S&P 500 Index”) and the S&P 500 Financials Sector Index (“S&P Financials Index”) for the last five fiscal years. The graph assumes a $100 investment at the closing price on December 31, 2006 and reinvestment of dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of our common stock.

	2006	2007	2008	2009	2010	2011
MBIA Inc. Common Stock	100.00	26.23	5.73	5.60	16.88	16.32
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
S&P Financials Index	100.00	81.48	36.44	42.72	47.93	39.77

Item 6. Selected Financial Data

In millions except per share amounts	2011	2010	2009	2008	2007
Summary Statement of Operations Data:
Premiums earned	$605	$594	$746	$850	$708
Net investment income	383	457	568	1,381	1,881
Net change in fair value of insured derivatives	(2,812)	(769)	1,484	(2,220)	(3,611)
Net gains (losses) on financial instruments at fair value and foreign exchange	(99)	88	225	(517)	382
Net investment losses related to other-than- temporary impairments	(101)	(64)	(361)	(959)	(20)
Revenues of consolidated variable interest entities	392	364	(19)	157	309
Total revenues	(1,557)	894	2,954	(857)	(272)
Losses and loss adjustment expenses	(80)	232	864	1,318	900
Operating expenses	308	290	315	304	219
Interest expense	300	325	374	1,017	1,291
Expenses of consolidated variable interest entities	91	83	102	157	315
Total expenses	682	989	1,737	2,871	2,793
Income (loss) before income taxes	(2,239)	(95)	1,217	(3,727)	(3,066)
Net income (loss)	(1,319)	53	634	(2,673)	(1,922)
Net income (loss) available to common shareholders	(1,319)	53	623	(2,673)	(1,922)
Net income (loss) per common share:
Basic	$(6.69)	$0.26	$2.99	$(12.11)	$(14.93)
Diluted	$(6.69)	$0.26	$2.99	$(12.11)	$(14.93)
Summary Balance Sheet Data:
Fixed-maturity investments	$7,015	$9,669	$9,888	$11,438	$30,816
Short-term investments	1,571	2,070	2,688	4,693	4,916
Other investments	107	188	255	220	731
Derivative assets	2	4	866	911	1,225
Total assets of consolidated variable interest entities	10,893	14,138	4,312	4,800	5,726
Total assets	26,873	32,279	25,701	29,030	46,718
Unearned premium revenue	3,515	4,145	4,955	3,424	3,108
Loss and loss adjustment expense reserves	836	1,129	1,580	1,558	1,346
Investment agreements	1,578	2,005	2,726	4,667	16,108
Medium-term notes	1,656	1,740	2,285	4,198	9,387
Long-term debt	1,840	1,851	2,224	2,051	1,225
Derivative liabilities	5,164	4,617	4,594	6,471	4,607
Total liabilities of consolidated variable interest entities	9,883	13,055	3,640	4,785	5,700
Total equity	1,723	2,846	2,607	1,022	3,656
Book value per share	8.80	14.18	12.66	4.78	29.16
Dividends declared per common share	—	—	—	—	1.36
Insurance Statistical Data:
Debt service outstanding	$840,078	$1,025,031	$1,166,193	$1,274,531	$1,140,545
Gross par amount outstanding	551,721	672,878	767,232	841,480	762,446

Item 6. Selected Financial Data (continued)

Supplementary Financial Information

Quarterly Financial Information (unaudited):

	2011
In millions except per share amounts	First Reported(1)	First Revised(1)	Second	Third	Fourth	Full Year(2)
Premiums earned	$137	$137	$149	$176	$143	$605
Net investment income	114	114	95	92	84	383
Net change in fair value of insured derivatives	(1,677)	(1,776)	(75)	723	(1,682)	(2,812)
Net gains (losses) on financial instruments at fair value and foreign exchange	(24)	(24)	(103)	13	15	(99)
Net investment losses related to other-than- temporary impairments	(13)	(13)	(20)	(11)	(57)	(101)
Revenues of consolidated variable interest entities	18	(90)	41	110	328	392
Total revenues	(1,400)	(1,607)	98	1,120	(1,167)	(1,557)
Losses and loss adjustment expense	(36)	(36)	50	190	(285)	(80)
Operating expenses	75	75	75	76	83	308
Interest expense	75	75	75	75	75	300
Expenses of consolidated variable interest entities	25	25	22	22	22	91
Total expenses	156	156	245	375	(93)	682
Income (loss) before income taxes	(1,556)	(1,763)	(147)	745	(1,074)	(2,239)
Net Income (loss)	(1,137)	(1,274)	137	444	(626)	(1,319)
Net income (loss) per common share:
Basic	$(5.68)	$(6.37)	$0.69	$2.27	$(3.23)	$(6.69)
Diluted	$(5.68)	$(6.37)	$0.68	$2.26	$(3.23)	$(6.69)

(1)—During the three months ended June 30, 2011, the Company identified a model input error related to the measurement of fair value and associated unrealized losses on certain insured derivatives. The error related to the quarter ended March 31, 2011 and had understated pre-tax mark-to-market loss by $207 million. This error did not affect any prior consolidated financial statements.

(2)—May not cross-foot due to rounding.

	2010
In millions except per share amounts	First	Second	Third	Fourth	Full Year(1)
Premiums earned	$157	$156	$137	$145	$594
Net investment income	122	107	113	115	457
Net change in fair value of insured derivatives	(2,245)	1,474	(492)	494	(769)
Net gains (losses) on financial instruments at fair value and foreign exchange	(46)	(2)	12	123	88
Net investment losses related to other-than- temporary impairments	(29)	(13)	0	(21)	(64)
Revenues of consolidated variable interest entities	64	307	15	(23)	364
Total revenues	(1,856)	2,077	(191)	864	894
Losses and loss adjustment expenses	214	(73)	(20)	110	232
Operating expenses	62	69	78	81	290
Interest expense	84	81	81	79	325
Expenses of consolidated variable interest entities	19	18	20	26	83
Total expenses	403	109	165	312	989
Income (loss) before income taxes	(2,259)	1,968	(356)	552	(95)
Net Income (loss)	(1,480)	1,295	(213)	451	53
Net income (loss) per common share:
Basic	$(7.22)	$6.34	$(1.06)	$2.25	$0.26
Diluted	$(7.22)	$6.32	$(1.06)	$2.24	$0.26

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

The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•

uncertainty regarding whether the Company will realize, or will be delayed in realizing, insurance loss recoveries expected in disputes with sellers/servicers of residential mortgage-backed securities (“RMBS”) transactions at the levels recorded in its consolidated financial statements;

•

the possibility that the Company will experience severe losses or liquidity needs due to increased deterioration in its insurance portfolios and in particular, due to the performance of collateralized debt obligations (“CDOs”) including multi-sector and commercial mortgage-backed securities (“CMBS”) pools and commercial real estate (“CRE”) CDOs and RMBS;

•	failure to obtain regulatory approval to implement our risk reduction and liquidity strategies;

•	the possibility that loss reserve estimates are not adequate to cover potential claims;

•	our ability to access capital and our exposure to significant fluctuations in liquidity and asset values within the global credit markets, in particular within our asset/liability products segment;

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

•	the possibility that unprecedented budget short-falls will result in credit losses or impairments on obligations of state and local governments that we insure;

•	changes in the Company’s credit ratings;

•	competitive conditions for bond insurance, including potential entry into the public finance market of insurers of municipal bonds, and changes in the demand for financial guarantee insurance;

•	the effects of governmental regulation, including insurance laws, securities laws, tax laws, legal precedents and accounting rules; and

•	uncertainties that have not been identified at this time.

The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K. In addition, refer to “Note 1: Business Developments, Risks and Uncertainties, and Liquidity” in the Notes to Consolidated Financial Statements for a discussion of certain risks and uncertainties related to our financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

MBIA operates one of the largest financial guarantee insurance businesses in the industry and is a provider of asset management advisory services. These activities are managed through three business segments: U.S. public finance insurance, structured finance and international insurance, and advisory services. Our U.S. public finance insurance business is operated through National, our structured finance and international insurance business is operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and our advisory services business is operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). We also manage certain business activities through our corporate, asset/liability products, and conduit segments. Our corporate segment includes revenues and expenses that arise from general corporate activities. Funding programs managed through our asset/liability products and conduit segments are in wind-down.

Economic and Financial Market Trends and MBIA’s Business Outlook

We believe 2011 continued to suggest restrained economic recovery. U.S. Gross Domestic Product growth was limited by supply chain disruptions related to the earthquake in Japan, severe weather in the U.S. and higher energy prices. Additionally, the events in Europe continue to contribute to global volatility and could further impact economic growth both in Europe and the U.S. While the effects of these events may be transitory, we continue to expect sluggish growth within the U.S. employment, housing and financial sectors. MBIA’s business outlook should be viewed against this backdrop since these are some of the key economic conditions which, together with the ineligibility of mortgage loans supporting our insured RMBS transactions and the volatility of unrealized gains and losses on our insured derivatives, significantly impact our financial results.

During 2011, we continued to identify ineligible loans for which we believe the sellers/servicers have contractual obligations to cure, repurchase or replace, and we have recorded recoveries in connection with these contractual “put-back” rights based on our assessment of a distribution of possible outcomes. The Company will review loan files within additional insured issues in the future if factors indicate that additional material recovery rights exist, although the Company no longer believes that the practice of reviewing loans for purposes of assessing put-back recoveries is necessary in order to estimate potential recoveries. The estimated amount, likelihood and timing of potential recoveries are expected to be revised and supplemented based on facts and circumstances as they emerge. This would include developments in pending litigation proceedings in which we are seeking to enforce these put-back rights, analysis of the capacity of sellers/servicers or other responsible parties to pay our claims and other factors that could influence the amount, likelihood and timing of the recoveries. As of December 31, 2011, we recorded a total of $3.1 billion in expected recoveries related to our put-back claims of ineligible mortgage loans, including expected recoveries recorded in consolidated variable interest entities (“VIEs”). We have recorded our largest put-back recoveries against Countrywide Home Loans, Inc. and certain of its affiliates, including Bank of America Corp., and GMAC Mortgage, LLC and Residential Funding Company, LLC, which are subsidiaries of Ally Financial Inc. Our cumulative incurred loss related to these ineligible mortgage loans was $4.6 billion as of December 31, 2011. We believe that, based on the strength of our contract claims and the level of ineligible mortgage loans in our insured transactions, we are entitled to collect the full amount of our incurred loss related to these ineligible mortgage loans. However, the amount we actually collect could be less than our cumulative incurred loss due to a variety of factors including the risks inherent in litigation and the risk that the sellers/servicers will not be able to honor any claims or judgments that we have against them. A more detailed discussion of potential recoveries is presented within “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements.

The reference herein to “ineligible” mortgage loans refers to those mortgage loans that the Company believes failed to comply with the representations and warranties made by the sellers/servicers of the securitizations to which those mortgage loans were sold (including mortgage loans that failed to comply with the related underwriting criteria), based on the Company’s assessment of such mortgage loans’ compliance with such representations and warranties, which included information provided by third-party review firms. The Company’s assessment of the ineligibility of individual mortgage loans has been challenged by the sellers/servicers of the securitizations in litigation and there is no assurance that the Company’s determinations will prevail.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

For 2011, we estimated an additional $1.6 billion of credit losses related to our insured CMBS exposure, primarily on insured credit default swap (“CDS”) contracts. This additional amount reflects the cost of commutations during the fourth quarter of 2011, revised expectations for the cost of commuting similar transactions in the future, and deterioration within some transactions. While average debt service coverage in transactions in our aggregate portfolio has decreased over the last year, debt coverage ratios on some loans have deteriorated significantly. Ultimate loss rates remain uncertain, and we have recorded additional impairments on our insured CMBS portfolio every quarter since the beginning of 2010 as our anticipated economic losses have increased during that time period. It is possible that we will experience severe losses or liquidity needs due to increased deterioration in our insured CMBS portfolio, in particular if macroeconomic stress escalates. A “double dip” recession may result in increased delinquencies, higher levels of liquidations of delinquent loans and/or severities of loss upon liquidation. Although we have also seen stabilization in the delinquency rate over the past several months, loan modifications and extensions granted by the special servicers for these CMBS loans and increased liquidations have contributed to the stabilization. The special servicers are responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process with the objective of maximizing proceeds for all bondholders by avoiding or minimizing loan level losses.

In 2011, MBIA Corp. commuted or agreed to commute $32.4 billion of gross insured exposure primarily comprising CMBS pools, investment grade corporate CDOs, and multi-sector CDOs, among other types of exposures. Subsequent to December 31, 2011, MBIA Corp. agreed to commute transactions with additional counterparties. These transactions, primarily comprising investment grade corporate CDOs, totaled $3.7 billion in gross insured exposure. The total amount the Company agreed to pay to commute these transactions was approximately $500 million in excess of its aggregate statutory loss reserve for such transactions. In consideration for the commutation of insured transactions, including the transactions described above, the Company has made and may in the future make payments to the counterparties, the amounts of which, if any, may be less than or greater than any statutory loss reserves established for the respective transactions. The Company enters into commutations in the ordinary course of its business and does not intend to make contemporaneous disclosures regarding any such transactions regardless of the amounts paid to effect such commutations in relation to the statutory loss reserves established for the respective transactions. Our ability to commute insured transactions may be limited by available liquidity as determined based on management’s assessment.

Escalating uncertainties regarding the European sovereign debt crisis have affected the global economy. MBIA does not insure any direct European sovereign debt. However, MBIA’s indirect European sovereign insured debt exposure totaled $11.4 billion as of December 31, 2011 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned entities that are supported by a sovereign state, region or department. Of the $11.4 billion insured gross par outstanding, $833 million, $763 million, and $256 million, related to Spain, Portugal, and Ireland, respectively. The remaining $9.5 billion related to countries outside the Eurozone, principally the United Kingdom. The Company has an immaterial amount of direct and indirect European sovereign debt holdings included in its investment portfolios. A default by one or more sovereign issuers could have an adverse effect on our insured debt exposures and investment portfolios.

Our financial results, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been extremely volatile since the fourth quarter of 2007 as a result of unrealized gains and losses from fair valuing our insured credit derivatives, which we do not believe reflect the underlying economics of our business. We fully expect that reported financial results may remain volatile and uncertain during 2012 as a result of actual and perceived future performance of our insured credit derivatives and the perception of MBIA’s credit risk. Our economic performance may also be volatile depending on changes in our loss estimates based on deviations of macroeconomic conditions and collateral performance from our expectations, further deterioration in economic conditions and financial markets in the U.S. and abroad, including events such as the European sovereign crisis, and the degree of ineligible loans in RMBS securitizations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

Our ability to overcome these economic stresses will depend, in part, on the strength of our balance sheet. Our financial guarantee insurance business model has been significantly impacted since 2008 by adverse credit rating actions by Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). In August 2011, S&P issued new guidelines that reflect significant changes to its rating methodology for financial guarantee insurers. These new guidelines were effective immediately. The changes to S&P’s rating methodology substantially increase the amount of capital required to achieve its highest ratings, implement a new Largest Obligors Test and incorporate additional qualitative considerations into the ratings process. In November 2011, S&P affirmed its rating on National at BBB and on MBIA Corp. at B. In addition, in December 2011, Moody’s downgraded National’s insurer financial strength rating from Baa1 to Baa2 and changed its outlook from developing to negative and also downgraded MBIA Inc.’s senior debt rating from Ba3 to B2 and placed the ratings of MBIA Corp. under review for possible downgrade. Moody’s cited the primary reason for its rating actions was the weakening of the overall MBIA group’s market standing, mainly due to the deterioration of MBIA Corp.’s credit profile. The absence of S&P’s and Moody’s highest ratings has adversely impacted our ability to write new insurance business and the premiums we can charge, and could diminish the future acceptance of our financial guarantee insurance products.

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

In December 2011, National entered into a secured loan with MBIA Insurance Corporation (“National Secured Loan”) under which National loaned MBIA Insurance Corporation $1.1 billion in order to enable MBIA Insurance Corporation to fund settlements and commutations of its insurance policies. MBIA Insurance Corporation’s ability to repay the National Secured Loan will primarily be predicated on MBIA Corp.’s ability to collect on its future receivables, including its ability to successfully enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations it insured. As a result, the existence of the National Secured Loan may adversely affect National’s ability to achieve higher stable ratings and, therefore, its ability to write new business. Refer to the “Liquidity” section herein for information about the terms of the National Secured Loan.

Refer to “Note 23: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a detailed discussion on the lawsuits filed by and against the Company.

Financial Highlights

For the year ended December 31, 2011, we recorded a consolidated net loss of $1.3 billion or $6.69 per diluted share compared with consolidated net income of $53 million or $0.26 per diluted share for the year ended December 31, 2010, and consolidated net income of $623 million or $2.99 per diluted share for the year ended December 31, 2009, after adjusting for preferred stock dividends of MBIA Insurance Corporation.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

For the year ended December 31, 2011, consolidated adjusted pre-tax loss was $497 million compared with adjusted pre-tax losses of $377 million and $877 million for the years ended December 31, 2010 and 2009, respectively. The unfavorable change in consolidated adjusted pre-tax loss for the year ended December 31, 2011 compared with 2010 was principally due to lower premiums on insured derivatives as a result of policy commutations and early settlements, an increase in net losses from fair valuing financial instruments within our wind-down operations, and lower insurance fees and reimbursements, partially offset by a decrease in insurance losses and LAE. The favorable change in adjusted pre-tax loss for the year ended December 31, 2010 compared with 2009 resulted principally from a reduction in insurance losses related to commuted transactions, partially offset by losses in our wind-down operations related to fair valuing financial instruments and adverse changes in foreign currency exchange rates.

During 2011, our business segments continued to maintain adequate liquidity to meet their payment obligations despite minimal collections of recoveries in connection with ineligible loans in our insured RMBS securitizations. However, MBIA Corp.’s liquidity position weakened as a result of commutation and loss payments and MBIA Inc.’s liquidity (primarily comprising of the liquidity positions of its corporate and asset/liability products activities) experienced stress as a result of deterioration in the market values of assets. As of December 31, 2011, National and MBIA Corp. had $703 million and $534 million, respectively, of total liquidity without regard to investments in their subsidiaries. Total liquidity within our insurance businesses includes cash and short-term investments, as well as other assets that are readily available for liquidity purposes. As of December 31, 2011, MBIA Inc. had $226 million of cash and highly liquid assets available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $160 million of cash and liquid assets not pledged as collateral in its asset/liability products activities. A detailed discussion of the Company’s liquidity position is presented within the “Liquidity” section herein.

Our consolidated book value (total shareholders’ equity) was $1.7 billion as of December 31, 2011, compared with $2.8 billion as of December 31, 2010. The decrease was primarily a result of our consolidated net loss for the year ended December 31, 2011, partially offset by a decrease in net unrealized losses within accumulated other comprehensive loss resulting from improvements in the value of our consolidated investment portfolio. Our consolidated book value per share as of December 31, 2011 was $8.80, compared with $14.18 as of December 31, 2010. The decrease in book value per share resulting from the decrease in our consolidated book value was partially offset by lower shares outstanding as a result of repurchases of common shares during 2011.

In addition to book value per share, we also analyze adjusted book value (“ABV”) per share, a non-GAAP measure. We consider ABV a measure of fundamental value of the Company and the change in ABV an important measure of financial performance. ABV adjusts GAAP book value to remove the impact of certain items which the Company believes will reverse over time through the GAAP statements of operations, as well as to add in the impact of certain items which the Company believes will be realized in GAAP book value in future periods. The Company has limited such adjustments to those items that it deems to be important to fundamental value and performance and which the likelihood and amount can be reasonably estimated. ABV assumes no new business activity. We have presented ABV to allow investors and analysts to evaluate the Company using the same measure that MBIA’s management regularly uses to measure financial performance and value. ABV is not a substitute for and should not be viewed in isolation from GAAP book value, and our definition of ABV may differ from that used by other companies. Refer to the following “Results of Operations” section for a further discussion of ABV and a reconciliation of GAAP book value per share to ABV per share.

As of December 31, 2011, ABV per share was $34.50, down from $36.81 as of December 31, 2010, reflecting a modest decline compared with the decline in our consolidated book value described above. The decrease in ABV per share was primarily driven by additional estimated credit impairments on insured credit derivatives and a reduction in the value of expected installment premiums resulting from the early settlement of policies during 2011, partially offset by the effect of repurchasing common shares during 2011.

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

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by loss reserve committees in each of our operating insurance companies (National, MBIA Insurance Corporation, and MBIA UK Insurance Limited) and reviewed by our executive Loss Reserve Committee, which consists of members of senior management. Loss and LAE reserves include case basis reserves and accruals for LAE incurred with respect to non-derivative financial guarantees. Case basis reserves represent our estimate of expected losses to be paid under insurance contracts, net of potential recoveries, on insured obligations that have defaulted or are expected to default. These reserves require the use of judgment and estimates with respect to the occurrence, timing and amount of paid losses and recoveries on insured obligations. Given that the reserves are based on such estimates and assumptions, there can be no assurance that the actual ultimate losses will not be greater than or less than such estimates resulting in the Company recognizing additional or reversing excess loss and LAE reserves through earnings.

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

Since 2007, the majority of our case basis reserves and insurance loss recoveries were related to insured second-lien RMBS transactions. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a comprehensive discussion of our RMBS loss reserves and recoveries, including critical accounting estimates used in the determination of these amounts.

Valuation of Financial Instruments

We have categorized our financial instruments measured at fair value into the three-level hierarchy according to accounting guidance for fair value measurements and disclosures based on the significance of pricing inputs to the measurement in its entirety. Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, and fair value measurements of financial instruments where significant inputs are not observable are generally categorized as Level 3. We categorize our financial instruments based on the lowest level category at which we can generate reliable fair values. The determination of reliability requires management to exercise judgment. The degree of judgment used to determine the fair values of financial instruments generally correlates to the degree that pricing is not observable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

The fair value measurements of financial instruments held or issued by the Company are determined through the use of observable market data when available. Market data is obtained from a variety of third-party sources, including dealer quotes. If dealer quotes are not available for an instrument that is infrequently traded, we use alternate valuation methods, including either dealer quotes for similar contracts or modeling using market data inputs. The use of alternate valuation methods generally requires considerable judgment in the application of estimates and assumptions and changes to these variables may produce materially different values.

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

Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of our investment portfolio as of December 31, 2011 or 2010. Investments with fair values derived from pricing services or broker quotes are classified within Level 1, 2 or 3 of the fair value hierarchy, depending on the observability of inputs. Typically we receive one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. When a price is received by more than one source, the Company uses the lower of the prices provided. We review the assumptions, inputs and methodologies used by pricing services to obtain: (i) reasonable assurance that the prices used in our valuations reflect fair value, and (ii) a basis for classification within the three levels of the fair value hierarchy. For example, broker quoted prices are classified as Level 3 if we determine that the inputs used are not market-based and observable. Independent pricing data is received monthly and we use a variety of methods to analyze the reasonableness of these third-party valuations, including comparisons to similar quality and maturity assets, internal modeling of implied credit spreads by sector and quality, comparison to published spread estimates, and assessment relative to comparable dealer offerings or any actual transactions from a recent time period. When we believe a third-party quotation differs significantly from our internal value, whether higher or lower, we review our data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update their price, and the Company still does not agree with the price provided, the Company will try to obtain a price from another third party provider, such as a broker, or use an internally developed price which we believe represents the fair value of the investment. All challenges to third-party prices are reviewed by staff of the Company with relevant expertise to ensure reasonableness of assumptions and compliance with internal control and documentation procedures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

In addition to challenging pricing assumptions, we obtain independent auditor reports from significant third-party pricing services regarding their key controls over data provided to us. These reports are obtained annually and are reviewed by us to ensure key controls are applied by the pricing services, and that appropriate user controls are in place at MBIA to ensure proper measurement of the fair values of our investments. In the event that any controls are identified by independent auditors in these reports as insufficient, the Company will take the necessary actions to ensure that internal user controls are in place to mitigate the control risks. No significant control deficiencies were noted in 2011 for significant third-party pricing services used.

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

2. Financial Liabilities

The Company’s financial instruments categorized as liabilities primarily consist of insured derivatives within our insurance operations, derivatives used in our wind-down operations, investment agreements and medium-term notes (“MTNs”) within our wind-down operations, and debt issued for general corporate purposes. Investment agreements, MTNs, and corporate debt are typically recorded at face value adjusted for premiums or discounts. The fair values of these financial instruments are generally not reported within the Company’s consolidated financial statements but are disclosed in the accompanying notes. However, financial liabilities which qualify as part of fair value hedging arrangements under the provisions of derivative and hedging are reported in the Company’s consolidated balance sheets at values that reflect changes in the risks being hedged, which offset changes in the values of the hedging instruments. MBIA uses cash flow modeling techniques to estimate the value of its liabilities that qualify as hedged obligations, incorporating current market data. Financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures within the Company’s Notes to Consolidated Financial Statements are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flows, or quoted market values for similar transactions. Refer to the following section “3. Derivatives” for information about these financial liabilities.

3. Derivatives

MBIA has entered into derivative transactions both within its financial guarantee insurance business and in hedging risks associated with its assets and liabilities. CDS contracts are also used in our wind-down operations to replicate investments in cash assets consistent with the risk tolerance and criteria for this business. We account for derivative transactions in accordance with the accounting principles for derivatives and hedging activities, which require that all such transactions be recorded on the Company’s consolidated balance sheets at fair value. The fair value of derivative instruments is determined as the amount that would be received to sell the derivative when in an asset position (when the Company would be owed money under the derivative in a termination) or transfer the derivative when in a liability position (when the Company would owe money under the derivative in a termination). Changes in the fair value of derivatives are recorded each period in current earnings. Refer to “Note 2: Significant Accounting Policies” and “Note 10: Derivative Instruments” in the Notes to Consolidated Financial Statements for a comprehensive discussion of our derivative use and practices.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

The following table presents the fair values of assets and liabilities recorded on our consolidated balance sheets that are classified as Level 3 within the fair value hierarchy as of December 31, 2011 and 2010:

	As of December 31,
In millions	2011	2010
Investments:
Foreign governments(1)	$11	$11
Corporate obligations(2)	206	246
Mortgage-backed securities:
Residential mortgage-backed agency(1)	8	41
Residential mortgage-backed non-agency(1)	17	48
Commercial mortgage-backed(1)	24	41
Asset-backed securities:
Collateralized debt obligations(2)	60	191
Other asset-backed(2)	318	350
State and municipal bonds:
Taxable bonds(1)	—	14
Tax-exempt bonds(1)	28	36
Perpetual preferred securities(1)	1	—
Other investments(1)	10	—
Derivative assets:
Interest rate derivatives(2)	3	5
Assets of consolidated VIEs:
Corporate obligations(1)	69	82
Mortgage-backed securities:
Residential mortgage-backed non-agency(1)	21	40
Commercial mortgage-backed(1)	22	23
Asset-backed securities:
Collateralized debt obligations(2)	203	245
Other asset-backed(2)	67	81
Loans receivable(1)	2,046	2,183
Loan repurchase commitments(1)	1,077	835
Derivative assets:
Credit derivatives(2)	447	687

Total Level 3 assets at fair value	$4,638	$5,159

Medium-term notes(2)	$165	$116
Derivative liabilities:
Credit derivatives(2)	4,790	4,350
Liabilities of consolidated VIEs:
VIE notes(1)	2,889	4,673
Credit derivatives(1)	527	1,455
Currency derivatives(2)	17	14

Total Level 3 liabilities at fair value	$8,388	$10,608

(1)—Valued using quoted prices for which the inputs are unobservable.

(2)—Valued using quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs.

Level 3 assets represented approximately 30% and 24% of total assets measured at fair value on a recurring basis as of December 31, 2011 and 2010, respectively. Level 3 liabilities represented approximately 77% and 78% of total liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, respectively. Refer to “Note 7: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for additional information about assets and liabilities classified as Level 3.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

Deferred Income Taxes

Deferred income taxes are recorded with respect to the temporary differences between the tax bases of assets and liabilities and the reported amounts in our consolidated financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled. Our temporary differences relate principally to unrealized appreciation or depreciation of investments and derivatives, asset impairments, premium revenue recognition, deferred acquisition costs, deferred compensation, loss reserves and net operating losses.

Valuation allowances are established to reduce deferred tax assets to an amount that more likely than not will be realized. Changes in the amount of a valuation allowance are reflected within our provision for income taxes in our consolidated statements of operations. Determining whether to establish a valuation allowance and, if so, the amount of the valuation allowance requires management to exercise judgment and make assumptions regarding whether such tax benefits will be realized in future periods. All evidence, both positive and negative, needs to be identified and considered in making this determination. Future realization of the existing deferred tax asset ultimately depends on management’s estimate of the future profitability and existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carry-forward period available under the tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established. As of December 31, 2011 and 2010, the Company’s valuation allowance was $236 million and $376 million, respectively. The change in the valuation allowance for the year ended December 31, 2011 was primarily due to generation of capital gains on asset sales and the re-characterization of certain impairments as bad debts resulting in ordinary losses. Our valuation allowance primarily relates to realized losses on sales of investments being carried forward as capital losses and impairments of certain assets also characterized as capital losses. Capital losses may only be offset by capital gains and any capital loss not utilized in the year generated can only be carried forward five years.

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

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
In millions except for per share amounts	2011	2010	2009
Total revenues (losses)	$(1,557)	$894	$2,954
Total expenses	682	989	1,737

Pre-tax income (loss)	(2,239)	(95)	1,217
Provision (benefit) for income taxes	(920)	(148)	583

Net income (loss)	$(1,319)	$53	$634

Net income (loss) available to common shareholders	$(1,319)	$53	$623

Net income (loss) per common share:
Basic	$(6.69)	$0.26	$2.99
Diluted	$(6.69)	$0.26	$2.99

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

For the year ended December 31, 2011, we recorded a consolidated net loss of $1.3 billion or $6.69 per share compared with consolidated net income of $53 million or $0.26 per share, for 2010. Weighted average shares outstanding totaled 197 million for the year ended December 31, 2011, down 3% from 2010 as a result of share repurchases by the Company. Consolidated total revenues (losses) for the year ended December 31, 2011 reported in the above table included $2.8 billion of net losses on insured derivatives compared with $769 million of net losses for 2010. The net losses on insured derivatives in 2011 and 2010 principally resulted from favorable changes in the market perception of MBIA Corp.’s credit risk, which resulted in a tightening of the Company’s credit spreads and an improvement in the Company’s recovery rate, and unfavorable changes in credit spreads and prices of underlying collateral. Consolidated total expenses for the year ended December 31, 2011 included a benefit of $80 million of net insurance loss and LAE compared with an expense of $232 million for 2010. The net insurance benefit in 2011 and loss in 2010 were principally related to our insured RMBS exposure.

For the year ended December 31, 2010, we recorded consolidated net income of $53 million or $0.26 per share compared with consolidated net income of $623 million or $2.99 per share for 2009 after adjusting for preferred stock dividends of MBIA Insurance Corporation. Weighted average shares outstanding totaled 203 million for the year ended December 31, 2010, down 2% from 2009 as a result of repurchases of common stock by the Company. Consolidated revenues for the year ended December 31, 2010 were $894 million compared with $3.0 billion for 2009. The decrease in our consolidated revenues was principally due to a $769 million net loss on insured derivatives in 2010 compared with a $1.5 billion net gain in 2009. The net loss and net gain in 2010 and 2009, respectively, principally resulted from changes in the market perception of MBIA Corp.’s credit risk. The net loss in 2010 principally reflected a tightening of the Company’s credit spreads and an improvement in the Company’s recovery rate while the net gain in 2009 principally reflected a widening of the Company’s credit spreads and a reduction in the Company’s recovery rate. Consolidated expenses for the year ended December 31, 2010 were $989 million compared with $1.7 billion for 2009. The decrease in our consolidated expenses principally reflects a reduction in loss and LAE incurred on our insured RMBS exposure, a decrease in interest expense resulting from a reduction in outstanding debt within our asset/liability products program, and overall lower operating and policy acquisition expenses.

Included in our consolidated net income for the year ended December 31, 2011 was $301 million of income before income taxes related to consolidated VIEs, after the elimination of intercompany revenues and expenses, compared with income before income taxes of $281 million for 2010 and a loss before income taxes of $121 million for 2009. The net effect of consolidated VIEs on our financial results will vary over time as VIEs are consolidated or deconsolidated by the Company, and as the values of consolidated VIE assets and liabilities change.

Adjusted Pre-Tax Income

The following table presents our consolidated adjusted pre-tax income (loss) (a non-GAAP measure) and provides a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
In millions	2011	2010	2009
Adjusted total revenues	$1,113	$1,811	$1,566
Adjusted total expenses	1,610	2,188	2,443

Adjusted pre-tax income (loss)	(497)	(377)	(877)
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	(49)	243	(44)
Mark-to-market gains (losses) on insured credit derivatives	(310)	(679)	1,650
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	1,383	(718)	(488)

Pre-tax income (loss)	$(2,239)	$(95)	$1,217

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

For the year ended December 31, 2011, total revenues included in adjusted pre-tax loss decreased compared with 2010 primarily as a result of lower premiums on insured derivatives as a result of policy commutations and early settlements, an increase in net losses from fair valuing financial instruments within our wind-down operations, and lower insurance fees and reimbursements. Total expenses included in adjusted pre-tax loss for the year ended December 31, 2011 decreased compared with 2010 primarily as a result of a decrease in total insurance losses.

For the year ended December 31, 2010, total revenues included in adjusted pre-tax loss increased compared with 2009 principally due to lower realized losses on other-than-temporary impairments and higher premiums on insured derivatives due to the termination of reinsurance with Channel Reinsurance Ltd. (“Channel Re”), partially offset by reductions in gains on extinguishment of debt and unrealized gains on financial instruments and foreign exchange. Total expenses included in adjusted pre-tax loss for the year ended December 31, 2010 decreased compared with 2009 principally as a result of a reduction in total insurance losses, a decrease in interest expense resulting from a reduction in outstanding debt within our asset/liability products program, and overall lower operating and policy acquisition expenses.

Adjusted Book Value

As of December 31, 2011, ABV per share (a non-GAAP measure) was $34.50, down from $36.81 as of December 31, 2010. The decrease in ABV per share was primarily driven by additional estimated credit impairments on insured credit derivatives and a reduction in the value of expected installment premiums resulting from the commutation and early settlement of policies during 2011, partially offset by the effect of repurchasing common shares during 2011.

The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

	As of December 31,
	2011	2010
Total shareholders’ equity of MBIA Inc. (in millions)	$1,700	$2,832
Common shares outstanding	193,143,196	199,745,600
Book value per share	$8.80	$14.18
Adjustments for items included in book value per share (after-tax):
Cumulative net loss from consolidating certain VIEs(1)	0.82	0.50
Cumulative unrealized loss on insured credit derivatives	16.12	14.58
Net unrealized losses included in other comprehensive income	0.85	2.27
Adjustments for items not included in book value per share (after-tax):
Net unearned premium revenue(2)(3)	12.00	13.61
Present value of insured derivative installment revenue(4)	0.86	1.71
Cumulative impairments on insured credit derivatives(4)	(3.74)	(8.69)
Deferred acquisition costs	(1.21)	(1.35)

Total adjustments per share	25.70	22.63

Adjusted book value per share	$34.50	$36.81

(1)—Represents the impact on book value per share of consolidated VIEs that are not considered a business enterprise of the Company.

(2)—Consists of financial guarantee premiums and fees.

(3)—The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

(4)—The discount rate on insured derivative installment revenue and impairments was 5.0% as of December 31, 2011 and 2010.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance

Our U.S. public finance insurance business is primarily conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate insured obligations upon default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams.

The following table presents our U.S. public finance insurance segment results for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,			Percent Change
In millions	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Net premiums earned	$454	$442	$551	3%		-20%
Net investment income	216	230	217	-6%		6%
Fees and reimbursements	8	22	16	-64%		38%
Realized gains (losses) and other settlements on insured derivatives	2	1	1	100%		0%
Net gains (losses) on financial instruments at fair value and foreign exchange	96	55	23	75%		139%
Other net realized gains (losses)	(31)	—	—	n/	m	n/	m

Total revenues	745	750	808	-1%		-7%

Losses and loss adjustment	4	73	94	-95%		-22%
Amortization of deferred acquisition costs	89	83	105	7%		-21%
Operating	77	64	58	20%		10%

Total expenses	170	220	257	-23%		-14%

Pre-tax income	$575	$530	$551	8%		-4%

n/m—Percent change not meaningful.

For the years ended December 31, 2011, 2010 and 2009, we did not write a meaningful amount of U.S. public finance insurance. The lack of insurance writings in our U.S. public finance segment reflects the insurance financial strength credit ratings assigned to National by major ratings agencies and the impact of litigation over the formation of National in 2009. We do not expect to write a material amount of new business prior to an upgrade of our insurance financial strength ratings and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation. We believe that we will resume writing business in the U.S. public finance market before actively re-engaging in the structured finance and international markets.

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

For the years ended December 31, 2011, 2010 and 2009, there were no material differences between adjusted pre-tax income and GAAP pre-tax income.

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

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of December 31, 2011 and 2010. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

	Gross Par Outstanding as of December 31,
In millions	2011		2010
Rating	Amount	%	Amount	%
AAA	$22,593	5.5%	$27,292	5.7%
AA	187,036	45.6%	225,827	46.8%
A	158,958	38.7%	181,713	37.6%
BBB	38,949	9.5%	45,113	9.3%
Below investment grade	2,824	0.7%	2,747	0.6%

Total	$410,360	100.0%	$482,692	100.0%

The credit quality distribution of our U.S. public finance insurance exposure as of December 31, 2011 remained relatively consistent with December 31, 2010. Total U.S. public finance insurance gross par outstanding rated A or above, before giving effect to National’s guarantee, was approximately 90% and gross par outstanding rated below investment grade, before giving effect to National’s guarantee, was less than 1% as of December 31, 2011 and 2010.

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. For the year ended December 31, 2011, U.S. public finance net premiums earned were $454 million compared with $442 million for 2010. The increase in 2011 resulted from an increase in refunded premiums earned of $64 million offset by a decline in scheduled premiums earned of $52 million. Scheduled premium earnings declined due to the maturity of insured issues within our U.S. public finance portfolio with no material new insurance writings. Additionally, refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of premiums that would have been earned in the current year.

For the year ended December 31, 2010, U.S. public finance net premiums earned were $442 million compared with $551 million for 2009. The decrease was due to a decline in scheduled premiums earned of $71 million and a decline in premiums earned from refunding activity of $38 million. Scheduled premium earnings declined due to the maturity of insured issues within our U.S. public finance portfolio with no material new insurance writings. During 2010, premiums from refunded issues declined as a result of lower premium rates on these transactions compared with higher premium rates on issues refunded during 2009.

NET INVESTMENT INCOME For the year ended December 31, 2011, our U.S. public finance insurance investment portfolio generated $216 million of net investment income compared with $230 million for 2010 and $217 million for 2009. The decrease in net investment income for 2011 from 2010 was primarily due to lower yields on new investment purchases, declines in notional amounts and declining average interest rates on the repurchase and reverse repurchase transactions with our asset/liability products segment. The increase in net investment income for 2010 from 2009 reflects the timing of our insurance business transformation in mid-February 2009 compared with a full year of net investment income in 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

National maintains simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with our asset/liability products segment, which provides yield enhancement to our U.S. public finance insurance investment portfolio as a result of increased net interest earnings from these collective agreements. In addition, during 2011 the interest income on the National Secured Loan, established in December of 2011, was included in our U.S. public finance net investment income and totaled approximately $4 million for the year ended December 31, 2011. The National Secured Loan enhances the overall yield of our U.S. public finance insurance investment portfolio as lower yielding investments were sold to fund the amount loaned under this agreement. Refer to the “Liquidity” section included herein for additional information about these agreements.

Investment asset balances at amortized cost as of December 31, 2011 and 2010 are presented in the following table:

	December 31, 2011		December 31, 2010
In millions	Investments at Amortized Cost	Pre- tax yield(1)	Investments at Amortized Cost	Pre- tax yield(1)
Fixed-income securities:
Tax-exempt	$1,067	4.06%	$2,748	4.35%
Taxable	2,073	3.89%	2,395	3.74%
Short-term	641	0.70%	343	2.51%

Total fixed-income	3,781	3.40%	5,486	3.97%
Secured loan to affiliate	1,130		—
Other	16		3

Total	$4,927		$5,489

(1)—Estimated yield-to-maturity.

FEES AND REIMBURSEMENTS For the year ended December 31, 2011, fees and reimbursements were $8 million compared with $22 million and $16 million for 2010 and 2009, respectively. The decrease in 2011 from 2010 was primarily due to the receipt, in 2010, of amounts in excess of those which were contractually due to National upon the termination of a reinsurance agreement as compensation for potential future performance volatility related to reassumed exposures. The increase in 2010 from 2009 was primarily due to rental income earned from our affiliates related to their occupancy of the Armonk facility and an increase in waiver and consent fees related to the ongoing maintenance of our insured portfolio. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly period to period.

NET GAINS AND LOSSES ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE For the year ended December 31, 2011, net gains and losses on financial instruments at fair value and foreign exchange were $96 million compared with $55 million and $23 million for 2010 and 2009, respectively. The increase in 2011 from 2010 was primarily due to net gains on sales of investments of $88 million to fund the National Secured Loan and to re-position National’s investment portfolio. The increase in 2010 from 2009 was primarily due to sales of investments to generate capital gains, which allowed the Company to utilize a portion of its tax capital loss carryforward. The proceeds of these sales were reinvested in similar types of securities, although having lower yields.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for the year ended December 31, 2011 included an impairment loss of $31 million, representing the full write-off of goodwill held by National.

LOSSES AND LOSS ADJUSTMENT EXPENSES National’s portfolio surveillance group is responsible for monitoring our U.S. public finance segment’s insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and performance of the insured issue.

Refer to “Note 2: Significant Accounting Policies” and “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its loss reserves.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following tables present information about our U.S. public finance insurance loss and LAE reserves and recoverables as of December 31, 2011 and 2010, as well as our related loss and LAE provision for the years ended December 31, 2011, 2010 and 2009:

	December 31,		Percent Change 2011 vs. 2010
In millions	2011	2010
Gross losses and LAE reserves	$369	$623	-41%
Expected recoveries on unpaid losses	(200)	(400)	-50%

Loss and LAE reserves	$169	$223	-24%

Insurance loss recoverable	$155	$73	112%
Insurance loss recoverable—ceded(1)	$4	$2	100%
Reinsurance recoverable on paid and unpaid losses	$8	$9	-11%

(1)—Reported within “Other liabilities” on our consolidated balance sheets.

	Years Ended December 31,			Percent Change
In millions	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Loss and LAE related to actual and expected payments	$(93)	$555	$138	-117%	n/m
Recoveries of actual and expected payments	97	(481)	(40)	-120%	n/m

Gross losses incurred	4	74	98	-95%	-24%
Reinsurance	0	(1)	(4)	-100%	-75%

Losses and loss adjustment expenses	$4	$73	$94	-95%	-22%

n/m—Percent change not meaningful.

For the year ended December 31, 2011, losses and LAE incurred of $4 million primarily related to two tax-backed transactions, a toll road transaction and a housing transaction, partially offset by net reversals of estimated losses on affordable housing transactions. Additionally, a reversal of loss and LAE reserves principally related to future payments on a tax-backed transaction was offset by the reversal of the corresponding recoveries of such payments. For the year ended December 31, 2010, losses and LAE incurred of $73 million primarily related to three housing transactions, two student loan transactions, a not-for-profit transaction and a health care transaction. Additionally, increases in loss and LAE reserves related to a gaming revenue transaction were offset by expected recovery of the full amount of such losses. For the year ended December 31, 2009, losses and LAE incurred of $94 million primarily related to a housing transaction and a student loan transaction.

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves as of December 31, 2011 for one issue that had no expected future claim payments or par outstanding but for which the Company is obligated to pay LAE incurred in prior periods. As of December 31, 2011 and 2010, loss and LAE reserves comprised the following:

$ in millions	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
	2011	2010	2011	2010	2011	2010
Gross of reinsurance:
Issues with defaults	11	11	$163	$202	$797	$870
Issues without defaults	5	4	6	21	26	261

Total gross of reinsurance	16	15	$169	$223	$823	$1,131

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the years ended December 31, 2011, 2010 and 2009 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Gross expenses	$77	$64	$58	20%	10%

Amortization of deferred acquisition costs	$89	$83	$105	7%	-21%
Operating	77	64	58	20%	10%

Total insurance operating expenses	$166	$147	$163	13%	-10%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for the year ended December 31, 2011 compared with 2010 primarily due to higher legal costs associated with litigation and higher expenses related to support services provided by Optinuity Alliance Resources Corp. (“Optinuity”). Gross expenses increased for the year ended December 31, 2010 compared with 2009 primarily due to higher legal costs associated with litigation and building-related expenses associated with the Armonk, New York facility, which was acquired by National in the first quarter of 2010. Partially offsetting these increases was a decrease in compensation costs due to a reduction in headcount.

Amortization of deferred acquisition costs increased for the year ended December 31, 2011 compared with 2010 and decreased for the year ended December 31, 2010 compared with 2009. Theses variances were consistent with the amortization of the related unearned premium revenue. Operating expenses increased for the year ended December 31, 2011 compared with 2010 and 2009. These increases were a result of the increases in gross expenses as we did not defer a material amount of policy acquisition costs during 2011, 2010 or 2009.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

In certain cases, we may be required to consolidate entities established by issuers of insured obligations as part of securitizations when we insure the assets or liabilities of those entities and in connection with remediations under our insurance policies. These entities typically meet the definition of a VIE under accounting principles for the consolidation of VIEs. We do not believe there is any difference in the risks and profitability of financial guarantees provided to VIEs compared with other financial guarantees written by us.

The following tables present our structured finance and international insurance segment results for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,			Percent Change
In millions	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net premiums earned	$230	$251	$333	-8%	-25%
Net investment income	77	125	222	-38%	-44%
Fees and reimbursements	116	200	215	-42%	-7%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(2,373)	(163)	(167)	n/m	-2%
Unrealized gains (losses) on insured derivatives	(441)	(607)	1,650	-27%	-137%

Net change in fair value of insured derivatives	(2,814)	(770)	1,483	n/m	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	69	135	59	-49%	129%
Net investment losses related to other-than-temporary impairments	(62)	(5)	(9)	n/m	-44%
Net gains (losses) on extinguishment of debt	—	—	13	n/m	-100%
Other net realized gains (losses)	1	29	(64)	-97%	-145%
Revenues of consolidated VIEs:
Net investment income	52	53	66	-2%	-20%
Net gains (losses) on financial instruments at fair value and foreign exchange	30	269	10	-89%	n/m
Net investment losses related to other-than-temporary impairments	—	—	(93)	n/m	-100%
Other net realized gains (losses)	255	(76)	(41)	n/m	85%

Total revenues	(2,046)	211	2,194	n/m	-90%

Losses and loss adjustment	(84)	159	770	n/m	-79%
Amortization of deferred acquisition costs	136	145	198	-6%	-27%
Operating	145	133	178	9%	-25%
Interest	138	136	137	1%	-1%
Expenses of consolidated VIEs:
Operating	31	27	—	15%	n/m
Interest	43	42	87	2%	-52%

Total expenses	409	642	1,370	-36%	-53%

Pre-tax income (loss)	$(2,455)	$(431)	$824	n/m	n/m

n/m—Percent change not meaningful.

For the years ended December 31, 2011, 2010 and 2009, we did not write a meaningful amount of structured finance and international insurance. The lack of insurance writings in our structured finance and international insurance segment reflects the impact of the downgrades of MBIA Corp.’s insurance financial strength ratings by the major rating agencies, which occurred in 2008 and again in 2009. The Company does not expect to write a material amount of new business prior to an upgrade of the insurance financial strength ratings of MBIA Corp. and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation. Pre-tax income (loss) in each of the years included in the preceding table was primarily driven by changes in the fair value of our insured credit derivatives, which reflects changes in the market perception of MBIA Corp.’s credit risk.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

ADJUSTED PRE-TAX INCOME In addition to the above, we also analyze the operating performance of our structured finance and international insurance segment using adjusted pre-tax income (loss). We believe adjusted pre-tax income (loss), as used by management, is useful for an understanding of the results of operations of our structured finance and international insurance segment. Adjusted pre-tax income (loss) is not a substitute for pre-tax income (loss) determined in accordance with GAAP, and our definition of adjusted pre-tax income (loss) may differ from that used by other companies.

The following table presents the adjusted pre-tax income (loss) of our structured finance and international insurance segment, and a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,			Percent Change
In millions	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Adjusted total revenues	$646	$1,145	$805	-44%	42%
Adjusted total expenses	1,334	1,837	2,075	-27%	-11%

Adjusted pre-tax income (loss)	(688)	(692)	(1,270)	-1%	-46%
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	(74)	222	(44)	-133%	n/m
Mark-to-market gain (loss) on insured credit derivatives	(310)	(679)	1,650	-54%	-141%
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	1,383	(718)	(488)	n/m	47%

Pre-tax income (loss)	$(2,455)	$(431)	$824	n/m	n/m

n/m—Percent change not meaningful.

For the year ended December 31, 2011, adjusted pre-tax loss was $688 million compared with an adjusted pre-tax loss of $692 million for 2010. Adjusted total revenues for the year ended December 31, 2011 decreased from 2010 principally due to lower fee revenue and, to a lesser extent, lower premiums earned and net investment income, which were partially offset by gains from the sale of investments. Fee revenue in 2010 included the receipt of amounts in excess of those which were contractually due to MBIA Corp. upon the termination of a reinsurance agreement, with no comparable amount recorded in 2011. Adjusted total expenses for the year ended December 31, 2011 decreased from 2010 primarily as a result of a decrease in total financial guarantee insurance losses.

For the year ended December 31, 2010, adjusted pre-tax loss was $692 million compared with an adjusted pre-tax loss of $1.3 billion for 2009. Adjusted total revenues for the year ended December 31, 2010 increased from 2009 principally due to higher premiums on insured derivative transactions due to the termination of reinsurance with Channel Re, and higher unrealized gains on financial instruments at fair value and foreign exchange. Adjusted total expenses for the year ended December 31, 2010 decreased from 2009 principally due to a reduction in insurance losses and a decrease in policy acquisition and operating expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

CREDIT QUALITY The credit quality of our structured finance and international insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. The following table presents the credit quality distribution of our structured finance and international gross par outstanding as of December 31, 2011 and 2010. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

	Gross Par Outstanding as of December 31,
In millions	2011		2010
Rating	Amount	%	Amount	%
AAA	$43,217	30.6%	$62,897	33.0%
AA	10,342	7.3%	19,299	10.1%
A	27,197	19.2%	32,620	17.2%
BBB	33,054	23.4%	40,799	21.5%
Below investment grade	27,552	19.5%	34,571	18.2%

Total(1)	$141,362	100.0%	$190,186	100.0%

(1)—Includes gross par outstanding of $11.4 billion and $18.1 billion related to our consolidated VIEs as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, total structured finance and international gross par outstanding rated A or above, before giving effect to MBIA’s guarantee, was 57% compared with 60% as of December 31, 2010. Additionally, as of December 31, 2011 and 2010, 20% and 18%, respectively, of gross par outstanding was rated below investment grade.

NET PREMIUMS EARNED Our structured finance and international insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts and insured derivative contracts, and certain of those premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned by type of insurance contract for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
In millions	2011	2010	2009
Net premiums earned:
Financial guarantee contracts	$230	$251	$333
Insured derivative contracts(1)	101	119	120
VIEs (eliminated in consolidation)	17	41	—

Total net premiums earned	$348	$411	$453

(1)—Premiums related to insured derivatives are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations.

Net premiums earned on non-derivative financial guarantee contracts for the years ended December 31, 2011, 2010 and 2009 are presented in the following table. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues.

	Years Ended December 31,			Percent Change
In millions	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net premiums earned:
U.S.	$98	$129	$166	-24%	-22%
Non-U.S.	132	122	167	8%	-27%

Total net premiums earned	$230	$251	$333	-8%	-25%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Structured finance and international net premiums earned decreased in 2011 and 2010 due to the maturity and early settlement of insured transactions with no new material insurance writings. Additionally, 2009 benefited from $45 million of premiums earned related to the termination of MBIA’s remaining Eurotunnel exposure.

NET INVESTMENT INCOME For the year ended December 31, 2011, our structured finance and international insurance investment portfolio generated $77 million of net investment income compared with $125 million for 2010. The decrease in net investment income of $48 million for the year ended December 31, 2011 was primarily due to lower average asset balances in 2011 as a result of claim and commutation payments, and reinvesting proceeds from sales and maturities of high-yielding securities in lower yielding liquid securities.

For the year ended December 31, 2010, our structured finance and international insurance investment portfolio generated $125 million of net investment income compared with $222 million for 2009. The decrease in net investment income of $97 million for the year ended December 31, 2010 was primarily due to declining average asset balances in 2010 as a result of claim payments and lower yields on new investment purchases. Additionally, the consolidation of VIEs during the first quarter of 2010 resulted in the elimination of $22 million of net investment income for the year ended December 31, 2010.

MBIA Corp., as lender, maintained a secured lending agreement with our asset/liability products segment (“MBIA Corp. Secured Loan”). Interest income on this arrangement, totaling approximately $14 million, $30 million and $60 million for the years ended December 31, 2011, 2010 and 2009, respectively, is included in our structured finance and international insurance net investment income. Refer to the “Liquidity” section included herein for additional information about this agreement.

Investment asset balances at amortized cost as of December 31, 2011 and 2010 are presented in the following table:

	December 31, 2011		December 31, 2010
In millions	Investments at Amortized Cost	Pre-tax yield(1)	Investments at Amortized Cost	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$1	5.79%	$50	3.84%
Taxable	1,131	3.38%	1,480	5.81%
Short-term	222	1.46%	673	1.45%

Total fixed-income	1,354	3.07%	2,203	4.43%
Secured loan to affiliate	300		975
Other	7		10

Total	$1,661		$3,188

(1)—Estimated yield-to-maturity.

FEES AND REIMBURSEMENTS For the year ended December 31, 2011, fees and reimbursements were $116 million compared with $200 million for 2010. The decrease was primarily due to the receipt, in 2010, of amounts in excess of those which were contractually due to MBIA Corp. upon the termination of a reinsurance agreement as compensation for potential future performance volatility related to reassumed exposures. For the year ended December 31, 2010, fees and reimbursements were $200 million compared with $215 million for 2009. The decrease was primarily due to a reduction in ceding commission revenue associated with the cession of public finance policies to National. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly period to period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums earned related to derivatives and the components of the net change in fair value of insured derivatives for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,			Percent Change
In millions	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net premiums and fees earned on insured derivatives	$104	$119	$123	-13%	-3%
Realized gains (losses) on insured derivatives	(2,477)	(282)	(290)	n/m	-3%

Realized gains (losses) and other settlements on insured derivatives	(2,373)	(163)	(167)	n/m	-2%
Unrealized gains (losses) on insured derivatives	(441)	(607)	1,650	-27%	-137%

Net change in fair value of insured derivatives	$(2,814)	$(770)	$1,483	n/m	n/m

n/m—Percent change not meaningful.

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity, and scheduled amortizations. For the years ended December 31, 2011 and 2010, realized losses on insured derivatives of $2.5 billion and $889 million, respectively, resulted primarily from settlements and claim payments on multi-sector CDOs and CMBS transactions. The $889 million of payments for the year ended December 31, 2010 was partially offset by $607 million of collections from Channel Re in connection with the commutation of ceded derivative exposure. Realized losses on insured derivatives for the year ended December 31, 2009 resulted from the settlement of three CDO transactions and claim payments related to a multi-sector CDO transaction.

For the year ended December 31, 2011, unrealized losses on insured derivatives were principally the result of favorable changes in the market perception of MBIA Corp.’s credit risk on its derivative liability, reduced collateral pricing and collateral erosion, partially offset by the reversal of unrealized losses from settlements prior to maturity and terminations. For the year ended December 31, 2010, unrealized losses on insured derivatives were principally the result of the effects of MBIA’s nonperformance risk on its derivative liability, which resulted from a tightening of its own credit spreads and an improvement in the Company’s recovery rate, the reversal of unrealized gains in connection with the commutation of derivative exposure from Channel Re, and subordination erosion. This was partially offset by the reversal of unrealized losses primarily from the settlements on multi-sector CDO and CMBS transactions and improved collateral pricing. For the year ended December 31, 2009, unrealized gains on insured derivatives were primarily related to changes in MBIA’s CDS and recovery swaps pricing, narrower collateral spreads, and transaction terminations, partially offset by losses from enhancements to our valuation models and inputs, subordination erosion, lower estimated recovery rates on collateral, and collateral rating migration. The main enhancements to our valuation models and inputs during 2009 were the development of a direct pricing model for multi-sector CDOs, assumptions about ABS collateral defaults, the calculation of nonperformance risk for CDOs, and the refinement of a spread model for CMBS transactions. Enhancements to our valuation models and inputs are discussed further in “Note 7: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements.

As of December 31, 2011, MBIA Corp.’s five year CDS cost was 31.50% upfront plus 5% per annum compared with 56.25% upfront plus 5% per annum and 64.25% upfront plus 5% per annum as of December 31, 2010 and 2009, respectively. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 13.50% upfront plus 5% per annum to 33.50% upfront plus 5% per annum as of December 31, 2011. Those costs ranged from 15.75% upfront plus 5% per annum to 57.50% upfront plus 5% per annum as of December 31, 2010 and ranged from 17.50% upfront plus 5% per annum to 64.25% upfront plus 5% per annum as of December 31, 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As of December 31, 2011, we had $67.0 billion of gross par outstanding on insured credit derivatives compared with $99.5 billion as of December 31, 2010. The decrease in gross par outstanding was primarily due to settlements prior to maturity, contractual terminations, amortizations and maturities. During the year ended December 31, 2011, 48 insured issues, representing $31.4 billion in gross par outstanding, had either matured or were contractually settled prior to maturity. The decrease in gross par was also due to amortization and retranslation of foreign currency exposure at current foreign currency rates partially offset by additional gross par related to the deconsolidation of two VIEs.

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles to our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent actual payments plus the present values of our estimates of expected future claim payments, net of expected future recoveries. MBIA Insurance Corporation’s expected future claim payments were discounted using a rate of 5.59%, the same rate used to calculate its statutory loss reserves as of December 31, 2011. We estimated that additional credit impairments on insured derivatives (excluding LAE) for the year ended December 31, 2011 were $1.1 billion across 56 CDO insured issues. Beginning with the fourth quarter of 2007 through December 31, 2011, total credit impairments on insured derivatives were estimated at $4.8 billion across 70 CDO insured issues, inclusive of 56 insured issues for which we made settlement and claim payments of $3.8 billion, net of reinsurance and collections. Accordingly, we expect to realize additional net losses of $1.0 billion. Refer to the following “Losses and Loss Adjustment Expenses” section for additional information about credit impairments on insured derivatives.

Our estimate of credit impairments, a non-GAAP measure, may differ from the fair values recorded in our consolidated financial statements. Although the Company’s statements of operations include the fair values, the Company believes its disclosure of credit impairments on insured derivatives provides additional meaningful information about potential realized losses on these contracts. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments. In the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse before or at the maturity of the contracts. Contracts also may be settled prior to maturity at amounts that may be more or less than their recorded fair values. Those settlements can result in realized gains or losses, and will result in the reversal of unrealized gains or losses. The Company is not required to post collateral to counterparties of these contracts.

Refer to “Risk Factors” in Part I, Item 1A of this Form 10-K for information on legislative changes that could require collateral posting by MBIA Corp. notwithstanding the contract terms. The outcome of such legal actions may affect the amount of realized losses ultimately incurred by the Company, although the damages potentially awarded to the Company upon prevailing in the litigation are not directly considered in determining the impairment of the insured credit derivative contracts. Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expenses” in our consolidated statements of operations. Such costs totaled $12 million, $13 million and $22 million for the years ended December 31, 2011, 2010 and 2009, respectively.

REVENUES OF CONSOLIDATED VIEs For the year ended December 31, 2011, total revenues of consolidated VIEs within our structured finance and international insurance segment were $337 million compared with $246 million for 2010 and a loss of $58 million for 2009. The increase in revenues of consolidated VIEs for the year ended December 31, 2011, primarily relate to an increase of $331 million from other net realized gains and losses as a result of the consolidation and deconsolidation of VIEs. This increase was partially offset by a decrease of $239 million in net gains and losses on financial instruments at fair value and foreign exchange, principally due to a decrease in RMBS securitizations and favorable changes in the market perception of MBIA Corp.’s credit risk. The increase in revenues of consolidated VIEs for the year ended December 31, 2010, when compared with 2009, was principally driven by an increase of $259 million in net gains and losses on financial instruments at fair value and foreign exchange, as well as a decrease of other-than-temporary impairments of VIE assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The Company performs an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This recurring assessment may require the Company to consolidate or deconsolidate entities that it has variable interests in.

LOSSES AND LOSS ADJUSTMENT EXPENSES MBIA’s insured portfolio management group within its structured finance and international insurance business is responsible for monitoring structured finance and international insured issues. The level and frequency of monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If we identify concerns with respect to the performance of an insured issue we may designate such insured issue as “Caution List-Low,” “Caution List-Medium,” “Caution List-High,” or “Classified” depending on the likelihood of a loss. We establish case basis reserves in connection with insured issues designated as classified credits.
The Company faces significant risks and uncertainties related to potential or actual losses from its CMBS and CRE CDO insured exposure, its second-lien RMBS insured exposure (due to the unpredictable performance of ineligible loans included in the transactions we insured), its RMBS exposure backed by home equity lines of credit (“HELOCs”) or closed-end second mortgages (“CES”) and its ABS CDO insured exposure. Continued significant adverse developments and higher than expected payments on these exposures and/or lower than expected recoveries on the RMBS exposures, could result in a decline in the Company’s liquidity and statutory capital position.

The impact of insured exposures on the Company’s liquidity position is best understood by assessing the ultimate amount of payments that the Company will be required to make with respect to these exposures. In this regard, the Company discloses the discounted expected future net cash flows to be made under all insurance contracts, irrespective of the legal form of the guarantee (i.e., financial guarantee insurance policy or insured derivative contract) or the GAAP accounting basis.

All amounts presented in the following aggregate losses and LAE tables are calculated in accordance with GAAP, with the exception of those related to insured credit derivative impairments. The amounts reported for insured credit derivative impairments are calculated in accordance with U.S. STAT because GAAP does not contain a comparable measurement basis for these contracts. All losses and recoverables reported in the following tables are measured using discounted probability-weighted cash flows. Losses and recoverables on VIEs that are eliminated in consolidation are included because the consolidation of these VIEs does not impact whether or not we will be required to make payments under our insurance contracts. As a result of the different accounting bases of amounts included in the following tables, the total provided in each table represents a non-GAAP measure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following tables present the aggregate loss and LAE reserves and insurance loss recoverables as of December 31, 2011 and 2010, and aggregate changes in the discounted values of net payments expected to be made on all insurance contracts for the years ended December 31, 2011 and 2010:

Aggregate Losses and LAE Roll Forward

In millions	Financial Guarantee Insurance(1)	Financial Guarantee Insurance Related to VIEs(2)	Insurance Credit Derivative Impairments and LAE(3)	Reinsurance(4)	Total(5)
Gross loss and LAE reserves as of December 31, 2010	$906	$377	$2,490	$(6)	$3,767
Gross insurance loss recoverable as of December 31, 2010	(2,459)	(1,061)	(74)	2	(3,592)

Total reserves (recoverable) as of December 31, 2010	(1,553)	(684)	2,416	(4)	175
Ceded reserves	(4)	—	—	4	—

Net reserves as of December 31, 2010	(1,557)	(684)	2,416	—	175
Total aggregate losses and LAE incurred	(84)	(90)	1,110	—	936
(Payments) collections and other	(583)	(238)	(2,492)	—	(3,313)

Net reserves as of December 31, 2011	(2,224)	(1,012)	1,034	—	(2,202)
Ceded reserves	0	—	(1)	1	0

Total reserves (recoverable) as of December 31, 2011	$(2,224)	$(1,012)	$1,033	$1	$(2,202)

Gross loss and LAE reserves as of December 31, 2011	$667	$353	$1,103	$(7)	$2,116
Insurance loss recoverable as of December 31, 2011	(2,891)	(1,365)	(70)	8	(4,318)

Total reserves (recoverable) as of December 31, 2011	$(2,224)	$(1,012)	$1,033	$1	$(2,202)

(1)—Included in “Losses and loss adjustment expense,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated statements of operations and consolidated balance sheets.

(2)—Represents loss and LAE, LAE reserves and insurance loss recoverable eliminated upon the consolidation of insured VIEs.

(3)—Represents statutory losses and LAE and recoveries for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations and the fair value of these contracts are recorded in “Derivative liabilities” on the Company’s consolidated balance sheets.

(4)—Represents “Losses and loss adjustment expense,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated financial statements and are ceded to third-party reinsurers under insurance contracts. As of December 31, 2011, there was a $1 million payable related to insured credit derivative impairments and LAE reinsurance.

(5)—Represents totals after ceding to third-party reinsurers under insurance contracts.

Aggregate Losses and LAE (change in discounted values of net payments)

	For the Year Ended December 31, 2011
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other(2)	Total
Change in actual and expected payments	$372	$(551)	$1,648	$132	$1,601
Change in actual and expected salvage	(723)	76	0	(18)	(665)

Total aggregate losses and LAE	$(351)	$(475)	$1,648	$114	$936

(1)—Includes HELOC loans and CES.

(2)—Includes alternative A-paper transactions and other insurance contracts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Aggregate Losses and LAE (change in discounted values of net payments)

	For the Year Ended December 31, 2010
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other(2)	Total
Change in actual and expected payments	$741	$381	$1,132	$77	$2,331
Change in actual and expected salvage	(978)	(130)	0	208	(900)
Gain on foreign exchange	—	—	—	(121)	(121)

Total aggregate losses and LAE	$(237)	$251	$1,132	$164	$1,310

(1)—Includes HELOC loans and CES.

(2)—Includes alternative A-paper transactions and other insurance contracts.

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	For the Year Ended December 31, 2011
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance(3)	$(217)	$32	$3	$98	$(84)
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(4)	(134)	44	—	—	(90)
Insured credit derivatives (statutory basis)(5)	—	(551)	1,645	16	1,110

Total aggregate losses and LAE	$(351)	$(475)	$1,648	$114	$936

(1)—Includes HELOC loans and CES.

(2)—Includes alternative A-paper transactions and other insurance contracts.

(3)—Included in “Losses and loss adjustment expense” as reported on the Company’s consolidated statements of operations.

(4)—Represents losses and LAE eliminated upon the consolidation of insured VIEs.

(5)—Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	For the Year Ended December 31, 2010
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance(3)	$(177)	$118	$—	$218	$159
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(4)	(60)	72	—	67	79
Insured credit derivatives (statutory basis)(5)	—	61	1,132	—	1,193
Gain on foreign exchange	—	—	—	(121)	(121)

Total aggregate losses and LAE	$(237)	$251	$1,132	$164	$1,310

(1)—Includes HELOC loans and CES.

(2)—Includes alternative A-paper transactions and other insurance contracts.

(3)—Included in “Losses and loss adjustment expense” as reported on the Company’s consolidated statements of operations.

(4)—Represents losses and LAE eliminated upon the consolidation of insured VIEs.

(5)—Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

For the year ended December 31, 2011, total aggregate losses and LAE were primarily driven by commutation settlements for CMBS policies in excess of established reserves, offset by commutation settlements of ABS policies below established reserves. For the year ended December 31, 2010, total aggregate losses and LAE were primarily driven by the establishment of CMBS reserves.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Summary of Financial Guarantee Insurance Losses and LAE

The following information relates to financial guarantee insurance losses and LAE in accordance with GAAP. Refer to “Note 2: Significant Accounting Policies” and “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss and LAE reserving policy and additional information related to its loss reserves.

The following tables present information about our insurance reserves and recoverable as of December 31, 2011 and 2010, as well as our loss and LAE incurred for the years ended December 31, 2011, 2010 and 2009. The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date. Our insurance loss recoverable includes recoveries related to put-backs of ineligible mortgage loans within second-lien RMBS transactions and other amounts due to MBIA under subrogation rights.

	December 31,		Percent Change 2011 vs. 2010
In millions	2011	2010
Gross losses and LAE reserves	$1,029	$1,402	-27%
Expected recoveries on unpaid losses	(362)	(496)	-27%

Loss and LAE reserves	$667	$906	-26%

Insurance loss recoverable	$2,891	$2,459	18%
Insurance loss recoverable—ceded(1)	$7	$1	n/m
Reinsurance recoverable on paid and unpaid losses	$8	$6	33%

(1)—Reported within “Other liabilities” on our consolidated balance sheets.

n/m—Percent change not meaningful.

	Years Ended December 31,			Percent Change
In millions	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Loss and LAE related to actual and expected payments	$323	$883	$3,143	-63%	-72%
Recoveries of actual and expected payments	(405)	(712)	(2,327)	-43%	-69%

Gross losses incurred	(82)	171	816	-148%	-79%
Reinsurance	(2)	(12)	(46)	-83%	-74%

Losses and loss adjustment expenses	$(84)	$159	$770	n/m	-79%

n/m—Percent change not meaningful.

Losses and LAE incurred in our structured finance and international insurance segment was a benefit of $84 million in 2011. Included in the $84 million benefit were increases in recoveries of actual and expected payments of $405 million, of which $380 million related to insured second-lien RMBS transactions and $25 million related to other recovery activity. Offsetting these recoveries were $323 million of gross losses related to actual and expected future payments, of which $163 million related to insured second-lien RMBS transactions, $94 million related to insured first-lien transactions and $66 million related to other activity. The $380 million of recoveries related to second-lien RMBS transactions included $448 million of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans offset by a $68 million reduction in excess spread (the difference between interest inflows on assets and interest outflows on liabilities) within the securitizations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Losses and LAE incurred in our structured finance and international insurance segment totaled $159 million in 2010. Included in the $159 million was $883 million of gross losses related to actual and expected future payments, of which $487 million related to insured second-lien RMBS transactions, and $396 million related to other activity. Offsetting these losses were increases in recoveries of actual and expected payments of $712 million, of which $658 million related to insured second-lien RMBS transactions, and reinsurance of $12 million. The $658 million of recoveries related to second-lien RMBS transactions included $682 million of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans, offset by a $24 million reduction in excess spread within the securitizations.

Losses and LAE incurred in our structured finance and international insurance segment totaled $770 million in 2009. Included in the $770 million were gross losses related to actual and expected future payments of $3.1 billion, of which $2.7 billion related to insured second-lien RMBS transactions. Offsetting these losses were recoveries of actual and expected payments of $2.3 billion, of which $2.1 billion related to insured second-lien RMBS transactions, and reinsurance of $46 million. The $2.1 billion of recoveries related to second-lien RMBS transactions included $1.5 billion of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans and $653 million related to excess spread within the securitizations.

For the years ended December 31, 2011, 2010 and 2009, losses and LAE incurred included the elimination of a $90 million benefit, a $79 million expense and a $16 million expense, respectively, as a result of the consolidation of VIEs. The $90 million elimination for the year ended December 31, 2011 included recoveries of actual and expected payments of $351 million offset by gross losses related to actual and expected future payments of $261 million. The $79 million elimination for the year ended December 31, 2010 included gross losses related to actual and expected future payments of $1.1 billion offset by recoveries of actual and expected payments of $1.0 billion. The $16 million elimination for the year ended December 31, 2009 included gross losses related to actual and expected future payments of $618 million offset by recoveries of actual and expected payments of $602 million.

Included in the Company’s loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves as of December 31, 2011 and 2010 for three and two issues, respectively, that had no expected future claim payments or par outstanding, but for which the Company is obligated to pay LAE incurred in prior periods. As of December 31, 2011 and 2010, loss and LAE reserves comprised the following:

$ in millions	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
	2011	2010	2011	2010	2011	2010
Gross of reinsurance:
Issues with defaults	92	70	$447	$727	$7,863	$7,924
Issues without defaults	26	25	220	179	1,734	2,135

Total gross of reinsurance	118	95	$667	$906	$9,597	$10,059

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

MBIA reports expected potential recoveries of certain paid claims within “Insurance loss recoverable” and the corresponding estimated recovery amounts due to reinsurers within “Other liabilities” on the Company’s consolidated balance sheets. As of December 31, 2011 and 2010, our insurance loss recoverable in our structured finance and international insurance segment was $2.9 billion and $2.5 billion, respectively. The increase in our insurance loss recoverable principally resulted from an increase in expected potential recoveries resulting from the aforementioned obligations of the sellers/servicers of second-lien RMBS transactions to repurchase ineligible mortgage loans. As of December 31, 2011 and 2010, our insurance loss recoverable also included estimated recoveries of approximately $731 million and $674 million, respectively, from excess spread within second-lien RMBS securitizations. Insurance loss recoverables due to reinsurers totaled $7 million and $1 million as of December 31, 2011 and 2010, respectively. Insurance loss recoverables are only paid to reinsurers upon receipt of such amounts by MBIA.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities (“MBS”) backed by residential mortgage loans, including second-lien residential mortgage securitizations (revolving HELOC loans and CES). For the year ended December 31, 2011, we recorded a benefit of $351 million for losses and LAE related to second-lien RMBS transactions, before the elimination of a $134 million benefit as a result of consolidating VIEs. The $217 million consolidated benefit of losses and LAE was due to gross recoveries of actual and expected payments of $380 million offset by gross losses and LAE related to actual and expected payments of $163 million.

MBIA Corp. also insures MBS backed by first-lien subprime mortgage loans directly through RMBS securitizations. There has been considerable stress and continued deterioration in the subprime mortgage market since 2008 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of December 31, 2011, the Company had $3.3 billion of gross par outstanding from direct exposure to subprime mortgage loans compared with $3.5 billion as of December 31, 2010. While subprime transactions directly guaranteed by MBIA Corp. include collateral comprising mortgage loans that originated during 2005, 2006, and 2007, we currently do not expect ultimate material losses on these transactions given the amount of subordination below MBIA Corp.’s insured portion of such transactions available to absorb losses from collateral defaults. As of December 31, 2011, the Company had $336 million of gross par outstanding in five insured direct subprime mortgage transactions with 2005, 2006, or 2007 subprime mortgage collateral appearing on the Company’s Classified or Caution Lists.

The following table presents the par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of December 31, 2011 by S&P credit rating category. Amounts include the par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
In millions	Prime First-lien	Alternative A-paper First-lien		Subprime First-lien		HELOC Second-lien	CES Second-lien	Total
AAA	$207	$1,402		$2,017		$—	$11	$3,637
AA	14	11		75		—	—	100
A	2	426		176		47	25	676
BBB	0	475		126		809	24	1,434
Below investment grade	2	1,271		891		3,102	4,021	9,287

Total gross par	$225	$3,585	(1)	$3,285	(2)	$3,958	$4,081	$15,134

(1)—Includes international exposure of $921 million.

(2)—Includes international exposure of $15 million.

The following table presents the par outstanding by vintage year of MBIA Corp.’s total second-lien residential mortgage loan securitizations insured exposure as of December 31, 2011. Amounts include the par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
In millions	HELOC	% of Total HELOC	CES	% of Total CES
2007	$535	13%	$2,668	65%
2006	1,412	36%	1,305	32%
2005	1,178	30%	—	0%
2004	698	18%	72	2%
2003 and prior	135	3%	36	1%

Total gross par	$3,958	100%	$4,081	100%

As of December 31, 2011, total gross par outstanding for HELOC and CES was $4.0 billion and $4.1 billion, respectively, compared with HELOC and CES of $4.9 billion and $5.1 billion, respectively, as of December 31, 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

During the year ended December 31, 2011, we paid approximately $745 million, net of reinsurance and collections, on insured second-lien RMBS transactions, or $507 million after eliminating $238 million of net payments made on behalf of consolidated VIEs. Through December 31, 2011, we paid a cumulative total of $6.0 billion, net of reinsurance and collections, or $3.9 billion after eliminating $2.1 billion of net payments on insured second-lien RMBS transactions that are currently consolidated as VIEs. As of December 31, 2011, we had loss and LAE reserves related to our remaining insured second-lien RMBS exposure of $285 million before eliminating $93 million of loss and LAE reserves related to our consolidated VIEs. The loss and LAE reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the cash receipts we expect from the performing mortgage loans in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” in our consolidated balance sheets. The payments that we make virtually all go to reduce the principal balances of the securitizations.

The following table provides information about second-lien RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim and LAE payments, net of collections, as of December 31, 2011 and for which it does not consolidate under accounting guidance for VIEs:

Second-Lien RMBS Transactions with Claim Payments (Excluding Consolidated VIEs)

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Claim Payments and LAE Net of Collections Since Inception
HELOC	13	$14,253	$2,377	$2,065
CES	9	8,198	2,511	1,952

Total	22	$22,451	$4,888	$4,017

Total net of reinsurance				$3,907

As of December 31, 2011, the par outstanding on insured second-lien RMBS transactions included in the preceding table was $4.9 billion compared with $6.0 billion as of December 31, 2010. As of December 31, 2011, we expect to pay an additional $452 million (on a present value basis) on these transactions and expect to receive a total of $991 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. Of this amount, $731 million is included in “Insurance loss recoverable” and $260 million is included in “Loss and loss adjustment expense reserves.” In addition, we expect to receive $2.0 billion (on a present value basis) in respect of the sellers’/servicers’ obligation to repurchase ineligible mortgage loans, which is included in “Insurance loss recoverable”.

Since September 2008, MBIA Corp. initiated litigation against multiple mortgage loan sellers/servicers alleging, among other things, that such sellers/servicers made material misrepresentations concerning the quality of loans made by these sellers/servicers, which were included in a number of MBIA Corp.-insured second-lien residential mortgage securitizations. In particular, complaints in these actions allege that a significant percentage of the defaulted loans in these securitizations were ineligible for inclusion and thus reflect breaches of the originators’ representations with respect to such loans. In addition, the complaints allege that the sellers/servicers have failed to honor their contractual obligations regarding loan repurchases and ongoing servicing practices. For more information on these and other lawsuits commenced by MBIA Corp., refer to “Note 23: Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table provides the total of all second-lien RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments and LAE, net of collections, and performed a forensic review of defaulted mortgage loans as of December 31, 2011. The Company no longer believes that the practice of reviewing loans for purposes of assessing put-back recoveries is necessary in order to estimate potential recoveries. Additionally, the Company’s put-back claims are not only related to non-performing loans but to any loan where representations and warranties are breached. There were five issues with gross par outstanding of $282 million that were not included within our forensic review and are excluded from the following table. The securitizations included in the following table are not consolidated by the Company under accounting guidance for VIEs.

Second-Lien RMBS Transactions with Claim Payments and Forensic Reviews (Excluding Consolidated VIEs)

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Claim Payments and LAE Net of Collections Since Inception
HELOC	9	$12,533	$2,143	$1,828
CES	8	7,594	2,463	1,952

Total	17	$20,127	$4,606	$3,780

Total net of reinsurance				$3,682

We have recorded actual or expected put-back recoveries for amounts paid on all second-lien RMBS transactions included in the above table with the exception of two issues with original par insured of $695 million, gross par outstanding of $111 million and gross claims paid since inception of $450 million. There is one additional issue for which a forensic review was performed but has been excluded from the above table because it has not been placed on our “Classified List” and we have not made a claim payment. There are two first-lien alternative A-paper deals for which a forensic review was performed, but have been excluded from the above table.

The following table provides information about second-lien RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments and LAE, net of collections, as of December 31, 2011 and for which it consolidates under accounting guidance for VIEs. As such, these payments are not reflected as insurance losses in our consolidated financial statements subsequent to consolidation. Of the $2.1 billion gross payments, $655 million were eliminated subsequent to consolidation. As of December 31, 2011, the Company has recorded actual or expected put-back recoveries as a result of forensic reviews and extrapolation for amounts paid on all second-lien RMBS transactions included in the following table:

Second-Lien RMBS Transactions with Claim Payments and Forensic Reviews (Consolidated VIEs)

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Claim Payments and LAE Net of Collections Since Inception
HELOC	6	$3,657	$1,145	$612
CES	7	5,068	1,510	1,514

Total	13	$8,725	$2,655	$2,126

Total net of reinsurance				$2,054

As of December 31, 2011 we expect to pay an additional $168 million (on a present value basis) on these transactions and expect to receive a total of $363 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. In addition, we expect to receive $1.1 billion (on a present value basis) as of December 31, 2011 from the contractual obligation of the sellers/servicers to repurchase ineligible mortgage loans, that were recorded in “Loan repurchase commitments”, presented in “Assets of consolidated variable interest entities,” on the consolidated balance sheets.

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

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Structured finance and international insurance segment expenses for the years ended December 31, 2011, 2010 and 2009 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Gross expenses	$149	$140	$190	6%	-26%

Amortization of deferred acquisition costs	$136	$145	$198	-6%	-27%
Operating	145	133	178	9%	-25%

Total insurance operating expenses	$281	$278	$376	1%	-26%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for the year ended December 31, 2011 compared with 2010 due to an increase in compensation as a result of a reversal of accrued bonus expense in 2010. Gross expenses decreased for the year ended December 31, 2010 compared with 2009 due to reductions in compensation and other administrative expenses resulting from the transfer of employees to Optinuity, the service company that we established in the first quarter of 2010.

The decrease in the amortization of deferred acquisition costs for the year ended December 31, 2011 compared with 2010 and 2009 principally reflects the acceleration of deferred costs into earnings in prior periods as policies were terminated. Operating expenses increased for the year ended December 31, 2011 compared with 2010 as a result of the increase in gross expenses. Operating expenses decreased for the year ended December 31, 2010 compared with 2009 as a result of the decrease in gross expenses. We did not defer a material amount of policy acquisition costs during 2011 or 2010. Policy acquisition costs in these periods were related to premium taxes and assessments on installment policies written in prior periods.

INTEREST EXPENSE Interest expense incurred by our structured finance and international insurance segment primarily consisted of interest related to MBIA Corp.’s surplus notes. For the years ended December 31, 2011, 2010 and 2009, interest expense related to MBIA Corp.’s surplus notes was $134 million.

Beginning in December 2011, interest expense in our structured finance and international insurance segment includes interest associated with the National Secured Loan. Interest expense on the National Secured Loan totaled approximately $4 million for the year ended December 31, 2011.

EXPENSES OF CONSOLIDATED VIEs For the year ended December 31, 2011, total expenses of consolidated VIEs were $74 million compared with $69 million for 2010 and $87 million for 2009. The increase in expenses in 2011 was primarily due to an increase in operating expenses. The decrease in expenses in 2010 was primarily due to a reduction in interest expense resulting from our election in 2010 to use the fair value option to account for debt issued by certain consolidated VIEs. Interest expense of these VIEs is included in the change in the fair value of the related debt. Partially offsetting the decrease in interest expense was an increase in operating expenses for such items as trustee fees, banking fees and legal expenses resulting from the consolidation of additional VIEs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Structured Finance and International Insurance Selected Portfolio Exposures

The following is a summary of selected significant exposures within the insured portfolio of our structured finance and international insurance segment. The Company has large exposures to many of these sectors. Moreover, many of them are and have been considered volatile over the past several years. As described below, considerable incurred losses and future expected payments are attributable to many of these sectors.

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

MBIA Corp.’s $70.2 billion CDO portfolio represented 50% of its total insured gross par outstanding of $141.4 billion as of December 31, 2011. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions
Collateral Type	Gross Par Outstanding as of December 31, 2011
Multi-sector CDOs(1)	$6.1
Investment grade CDOs and structured corporate credit pools	32.6
High yield corporate CDOs	6.6
Commercial real estate pools and CDOs	24.9

Total	$70.2

(1)—Includes one multi-sector CDO-squared transaction with gross par of $153 million as of December 31, 2011.

Multi-Sector CDOs

Multi-sector CDOs are transactions that include a variety of structured finance asset classes in their collateral pools. The underlying collateral in MBIA Corp.’s insured multi-sector CDO transactions, including one CDO-squared transaction, comprises RMBS, CDOs of ABS (multi-sector CDOs), corporate CDOs, collateralized loan obligations (“CLOs”), ABS (e.g., securitizations of auto receivables, credit cards, etc.), CRE CDOs, CMBS and corporate credits. Our insured multi-sector CDO transactions primarily rely on underlying collateral originally rated single-A or above (CDOs of “high-grade U.S. ABS”) and collateral originally rated triple-B (CDOs of “mezzanine U.S. ABS”).

Generally, we are subject to a claim on a multi-sector CDO when the subordination in the underlying securities collateralizing MBIA Corp.’s insured tranche (“Underlying Collateral Subordination”) is fully eroded and the subordination below MBIA Corp.’s insured tranche in the CDO transaction (“Insured Tranche Subordination”) is fully eroded. MBIA Corp.’s payment obligation after a default generally insures current interest and ultimate principal.

Total gross par exposure in our multi-sector CDO portfolio was $35.9 billion as of December 31, 2007. Since 2007 through December 31, 2011, our multi-sector CDO gross par exposure has decreased by approximately $29.8 billion primarily from negotiated commutations of $19.8 billion in gross par and contractual terminations without any payment from MBIA Corp. of $5.4 billion in gross par. The remaining reduction was due to the amortization and maturity of transactions. As of December 31, 2011, our gross par exposure to multi-sector CDOs was $6.1 billion and represented 9% of MBIA Corp.’s CDO exposure and approximately 4% of MBIA Corp.’s total gross par insured.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured multi-sector CDO transactions:

$ in millions				Collateral as a % of Performing Pool Balance as of December 31, 2011
Year Insured	# of CDOs	Gross Par Outstanding		Other Collateral	Subprime RMBS	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)
CDOs of High-Grade U.S. ABS
2003	1	$153	(1)	100%	0%	100%	32.7%	10.0%	$(20)
2004	2	460		70%	30%	100%	0.0-4.8%	10.0-13.0%	(36)
2005	1	721		32%	68%	100%	0.0%	20.0%	(166)
2006	3	1,368		43%	57%	100%	0.0%	12.0-14.0%	(483)
2007	1	1,100		100%	0%	100%	0.0%	13.0%	(404)

Subtotal	8	3,802							(1,109)

CDOs of Mezzanine U.S. ABS
2000	1	1		62%	38%	100%	95.1%	21.4%	—
2002	6	490		64%	36%	100%	0.0-71.4%	13.8-28.1%	—
2003	4	515		57%	43%	100%	0.0-58.6%	21.5-29.8%	—
2004	3	321		42%	58%	100%	0.0%	25.0-30.5%	(25)

Subtotal	14	1,327							(25)

Total	22	5,129							(1,134)
		332		Multi-Sector CDO European Mezzanine and Other Collateral (1 CDO)					(24)
		668		Multi-Sector CDO insured in the Secondary Market prior to 2005 (34 CDOs)					—

Grand Total		$6,129							$(1,158)

(1) This transaction is multi-sector CDO squared.

Our multi-sector CDOs are classified into CDOs of high-grade U.S. ABS, including one CDO-squared transaction, and CDOs of mezzanine U.S. ABS. As of December 31, 2011, gross par outstanding on MBIA Corp.-insured CDOs of high-grade U.S. ABS totaled $3.8 billion. The majority of the collateral contained within this category is RMBS. Original Insured Tranche Subordination levels in these transactions ranged from 10% to 20% compared with current Insured Tranche Subordination levels of 0% to 32.7%. As of December 31, 2011, gross par outstanding on MBIA Corp.-insured CDOs of mezzanine U.S. ABS totaled $1.3 billion and the majority of the collateral consisted of RMBS and CMBS. Original Insured Tranche Subordination levels in these transactions ranged from 13.8% to 30.5% compared with current Insured Tranche Subordination levels that range from 0% to 95.1%.

The significant erosion of Insured Tranche Subordination in our multi-sector CDO transactions principally resulted from the underperformance of RMBS and CDO collateral. As discussed above, the erosion of Insured Tranche Subordination in these transactions increases the likelihood that MBIA Corp. will pay claims. As of December 31, 2011, our credit impairment estimates for 28 classified multi-sector CDO transactions for which MBIA Corp. expects to incur actual net claims in the future (15 of which are insured in the secondary market), representing 49% of all MBIA Corp.-insured multi-sector CDO transactions (including both CDS and non-CDS contracts), aggregated $729 million. Of the remaining transactions, 18% are on our Caution List and 33% continue to perform at or close to our original expectations. In the event of further performance deterioration of the collateral referenced or held in our multi-sector CDO transactions, the amount of credit impairments could increase materially.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As of December 31, 2011, the ratings distribution of our insured multi-sector CDO transactions is presented in the following table. These ratings are intended to reflect the past and expected future performance of the underlying collateral within each transaction.

Insured Exposure Rating(1)	Original	Current
AAA	100%	0%
AA	0%	3%
A	0%	0%
BBB	0%	6%
Below investment grade	0%	91%

Total	100%	100%

(1)—All ratings are current. Ratings are derived using the most conservative rating among Moody’s, S&P or internal ratings.

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

Our investment grade corporate CDO exposure references pools of predominantly investment grade corporate credits. Additionally, some of these pools may include limited exposure to other asset classes, including structured finance securities (such as RMBS and CDOs). Most of our investment grade corporate CDO policies guarantee coverage of losses on collateral assets once Insured Tranche Subordination in the form of a deductible has been eroded, and are generally highly customized structures. As of December 31, 2011, the majority of insurance protection provided by MBIA Corp. on investment grade corporate CDO exposure was attached at a super senior level. Our gross par exposure to investment grade corporate CDOs of $32.6 billion represents 46% of MBIA Corp.’s CDO exposure and 23% of MBIA Corp.’s total gross par insured. The Company’s insured investment grade corporate CDOs have experienced Insured Tranche Subordination erosion due to default of underlying referenced corporate obligors, as well as certain structured finance securities, but we currently do not expect losses on MBIA Corp.’s insured tranches. As of December 31, 2011, the collateral amount in the portfolio exceeds the gross par outstanding as a result of credit enhancement (such as over-collateralization and Insured Tranche Subordination).

Our gross par of insured investment grade corporate CDOs includes $13.8 billion that was typically structured to include buckets (typically 30% to 35% of the overall CDO) of references to specific tranches of other investment grade corporate CDOs (monotranches). In such transactions, MBIA Corp.’s insured investment grade corporate CDOs include, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The referenced monotranches in such CDOs were typically rated double-A and sized to approximately 3% of the overall reference risk pool. The inner referenced monotranches are not typically subject to acceleration and do not give control rights to a senior investor. The inner referenced monotranches have experienced Insured Tranche Subordination erosion due to the default of their referenced corporate assets.

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured investment grade corporate CDOs and structured corporate credit pool transactions:

$ in millions			As of December 31, 2011
Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Other Collateral	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)
2001	1	$61	100%	0%	100%	60.8%	13.5%	$—
2005	7	10,279	93%	7%	100%	11.0-25.5%	14.0-27.5%	(497)
2006	4	6,815	94%	6%	100%	11.4-22.2%	16.0-25.0%	(482)
2007	13	15,447	98%	2%	100%	11.9-34.2%	15.0-35.0%	(385)

Subtotal	25	32,602						(1,364)

		42	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (5 CDOs)					—

Grand Total		$32,644						$(1,364)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

High Yield Corporate CDOs

Our high yield corporate CDO portfolio, totaling $6.6 billion of gross par exposure, largely comprises middle-market/special-opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). Our gross par exposure to high yield corporate CDOs represents 9% of MBIA Corp.’s CDO exposure and approximately 5% of MBIA Corp.’s total gross par insured as of December 31, 2011.

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

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured high yield corporate CDO transactions:

$ in millions			As of December 31, 2011
Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)(1)
2003	1	$162	100%	14.9%	24.2%	$—
2004	2	3,016	100%	45.1-72.0%	22.0-33.3%	—
2005	1	908	100%	27.3%	21.8%	—
2006	2	955	100%	36.6-74.6%	33.3-49.0%	—
2007	3	1,453	100%	28.5-31.2%	32.0-34.0%	0

Subtotal	9	6,494				0
		108	High Yield Corporate CDO insured in the Secondary Market prior to 2003 (6 CDOs)			—

Grand Total		$6,602				$0

(1)—Net derivative amounts are immaterial due to the positive performance of the credit derivative transactions.

Commercial Real Estate Pools and CDOs

As of December 31, 2011, we had $24.9 billion of gross par exposure to the CRE sector through insured structured transactions primarily comprising CRE collateral. Our CRE portfolio can be largely sub-divided into two distinct categories: structured CMBS pools and CRE CDOs. In addition, MBIA Corp. insures approximately $3.4 billion in CRE loan pools, primarily comprising European assets, some of which are subject to commutation agreements. These CRE loans are not included in the following discussion. Subsequent to December 31, 2011, MBIA Corp. agreed to commute $563 million of gross insured CRE exposure.

During the course of 2011 and since December 31, 2011, the Company agreed to early settlements which totaled $20.7 billion related to CRE exposures in all three of these sectors. Additionally, the Company commuted $8.0 billion in CRE related exposures in 2010.

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of credit impairments on our CRE pools and CDO exposure, including the methodology used to calculate these impairments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Structured CMBS Pools

As of December 31, 2011, our gross par exposure to structured CMBS pools totaled approximately $19.3 billion and represented approximately 14% of MBIA Corp.’s total gross par insured. Since the end of 2007 through December 31, 2011, our structured CMBS pools gross par exposure has decreased by approximately $21.4 billion, primarily from negotiated commutations and early settlements. Our structured CMBS pool insured transactions are pools of CMBS bonds, Real Estate Investment Trust (“REIT”) debt and other CRE CDOs structured with first loss deductibles such that MBIA Corp.’s obligation attached at a minimum of a triple-A level when the policies were issued. The deductible sizing was a function of the underlying collateral ratings and certain structural attributes. MBIA Corp.’s guarantees for most structured CMBS pool transactions cover losses on collateral assets once the deductibles have been eroded. These deductibles provide credit enhancement and subordination to MBIA’s insured position.

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

The following table presents the collateral as a percentage of the pool balances, as well as the current deductible, as of December 31, 2011 for all MBIA Corp.-insured structured CMBS pool transactions:

$ in millions			As of December 31, 2011
Year Insured	# of Pools	Gross Par Outstanding	CMBS	REIT Debt	Other	Total	Current Deductible	Original Deductible	Net Derivative /Asset (Liability)
2003	1	$115	72%	25%	3%	100%	35.5%	26.0%	$—
2006	5	1,740	97%	0%	3%	100%	10.0-27.2%	10.0-39.0%	(117)
2007	19	17,373	96%	0%	4%	100%	5.0-84.8%	5.0-82.3%	(1,813)

Subtotal	25	19,228							(1,930)
		58	Structured CMBS Pools insured in the Secondary Market prior to 2005 (4 pools)						—

Grand Total		$19,286							$(1,930)

While on an aggregate basis the deductible levels in the above table show little erosion, certain policies reflected in the table have experienced significant deductible erosion. This significant deductible erosion was largely due to liquidations of underlying loan collateral in those transactions over the past two years. Several insured transactions reflected in the table, which have an aggregate gross par outstanding of $4.1 billion, include concentrations of repackaged CRE-related collateral (e.g., a CRE CDO or other re-securitization of CMBS) that, in many cases, had low original ratings. Given the low ratings of the repackaged CMBS collateral, many of the underlying repackaged securities are expected to have substantial or complete losses, which will cause erosion of the deductibles in those insured transactions, and are modeled as such by MBIA for purpose of assessing credit impairments.

In addition, we have experienced ratings erosion in the total CMBS collateral underlying our insured static pools. Whereas approximately 34% of the total CMBS collateral underlying the pools outstanding as of December 31, 2011, was originally rated BBB and below and approximately 44% was originally rated AAA, 64% of the total CMBS collateral underlying these pools as of December 31, 2011 was rated below investment grade. The higher risk of the collateral that was originally rated BBB and below was intended to be offset by the diversification in the collateral pool and the level of the deductible, whereas pools backed by all AAA collateral benefited from diversification and required smaller deductibles. In all cases, regardless of the underlying collateral rating, MBIA Corp.’s insured position was rated AAA at origination of the transaction by at least Moody’s, S&P or Fitch.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Currently, we insure nine static CMBS pools, having $6.4 billion of gross par outstanding as of December 31, 2011, that were originally insured in 2006 and 2007, and in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower. The remainder of the collateral in these nine pools consisted of higher rated CMBS bonds, REIT debt and other securities. The BBB and below rated CMBS bonds underlying these nine pools had original credit enhancement levels that ranged from 0.0% to 9.0% with an original weighted average credit enhancement level of 3.2%, compared to credit enhancement levels that range from 0.0% to 85.0% with a weighted average credit enhancement level of 2.4% as of December 31, 2011. MBIA Corp.’s original policy level deductibles for these nine insured pools ranged from 23.0% to 82.3% with an original weighted average deductible by gross par outstanding of 37.6%, compared to deductibles that range from 16.4% to 84.8% with a weighted average deductible by gross par outstanding of 32.4% as of December 31, 2011. As of December 31, 2011, most of MBIA Corp.’s estimated credit impairments of $505 million for our static CMBS pools relate to a subset of these nine pools. One of these transactions totaling $325 million of gross par outstanding, will be commuted pursuant to a commutation agreement executed in 2011. The Company has no material credit risk exposure to this pool. Additionally, during 2011, the Company commuted 12 CMBS pools transactions comprised of collateral originally rated BBB or lower, reducing gross par outstanding by $11.2 billion for this subset of static CMBS pools.

The following table presents the vintage and original rating composition of the CMBS collateral in our static CMBS pools:

	CMBS Collateral Vintage
Original Rating	2004 and Prior	2005	2006	2007	Total
AAA	6.7%	3.6%	21.2%	12.2%	43.7%
AA	0.0%	0.0%	0.8%	2.6%	3.4%
A	0.0%	1.9%	14.1%	3.0%	19.0%
BBB	1.9%	4.8%	16.6%	4.6%	27.9%
Below investment grade or not rated	2.6%	1.6%	0.8%	1.0%	6.0%

Total	11.2%	11.9%	53.5%	23.4%	100.0%

As of December 31, 2011, our structured CMBS pool portfolio comprised almost 43,000 loans. The current weighted average debt service coverage ratio (“DSCR”) of underlying mortgage loans in the CMBS pools was 1.51 based on net operating income derived from the most recent property level financial statements (based on 82% of the properties having provided 2010 financial statements or a more recent time period) compared with an average DSCR of 1.69 as of December 31, 2010. Although the average DSCR decreased over the past 12 months, many properties experienced significant declines in financial performance over the past year resulting in the percentage of properties with a DSCR less than 1.0 increasing from nearly 15% as of December 31, 2010 to 17.3% as of December 31, 2011. The weighted average loan-to-value ratio was 80% as of December 31, 2011 compared with 76% as of December 31, 2010. The majority of the loans are long-term and fixed-rate in nature. Approximately 21% of the loans will mature within the next three years; however, the weighted average DSCR of these loans was significantly higher at 1.82 based on the latest available financial statements. Approximately eight percent of the loans mature in the next 12 months and these loans have a weighted average DSCR of 2.04. Transaction attachment points range from 5% to 85% and underlying bond level credit enhancement generally ranges from 0% to 30% or higher, both of which are structural factors that were intended to minimize potential losses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Delinquencies have increased markedly in the CRE market over the last two years given the economic climate and the shortage of financing. As of December 31, 2011, 30-day and over delinquencies decreased in the fixed-rate conduit CMBS market to 8.7% and increased in MBIA Corp.’s insured static pooled CMBS portfolio to 10.5%. The higher delinquency rate in MBIA Corp.’s portfolio was primarily due to a concentration in the 2006 and early 2007 vintages. Additionally, the market includes newer vintage transactions from 2010 and 2011, which have virtually no delinquencies, whereas MBIA’s gross portfolio size has not increased over that time. Although we have also seen a stabilization in the pace of increases in the delinquency rate over the past several months, some of the deceleration is attributable to the loan modifications and extensions granted by the special servicers for these CMBS loans as well as increased liquidations. The special servicers are responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process with the objective of maximizing proceeds for all bondholders by avoiding or minimizing loan level losses.

Actual losses will be a function of the proportion of loans in the pools that are foreclosed and liquidated and the loss severities associated with those liquidations. If the deductibles in the Company’s insured transactions and underlying referenced CMBS transactions are fully eroded, additional property level losses upon foreclosures and liquidations could result in substantial losses for MBIA. Ultimate loss rates remain uncertain and it is possible that we will experience severe losses or liquidity needs due to increased deterioration in our insured CMBS portfolio, in particular if macroeconomic stress escalates, there is a “double dip” recession, increased delinquencies, higher levels of liquidations of delinquent loans, and/or higher severities of loss upon liquidation. Although we still believe the likelihood of a “double dip” recession is low, we do consider the possibility in our estimates for future claims.

CRE CDOs

As of December 31, 2011, our gross par exposure to CRE CDOs totaled approximately $5.6 billion and represented approximately 4% of MBIA Corp.’s total gross par insured. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt, and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. Most of these transactions benefit from typical CDO structural features such as cash diversion triggers, collateral quality tests, and manager replacement provisions. Typically, MBIA Corp. guarantees timely interest and ultimate principal of these CDOs. As with our other insured CDOs, these transactions were generally structured with credit protection originally rated triple-A, or a multiple of triple-A, below our guarantee. As of December 31, 2011, our CRE CDO insured portfolio did not contain any CDOs of ABS exposures. Some of the CRE CDO transactions do contain some RMBS collateral, but overall this comprises 3% of the collateral in the CRE CDO portfolio.

Within our CRE CDO portfolio, we had four transactions with 2006 or 2007 vintage collateral totaling $1.9 billion of gross par outstanding as of December 31, 2011 in which substantially all of the collateral originally comprised BBB or BBB- rated tranches of CMBS. While these transactions were designed to include managed portfolios, trading has been minimal since inception. Two of these transactions, totaling $1.0 billion, will be commuted pursuant to a commutation agreement executed in 2011. The Company no longer has material credit risk exposure to these two transactions.

The following table presents the collateral as a percentage of the performing pool balances as of December 31, 2011 for all MBIA Corp.-insured CRE CDO transactions:

$ in millions			As of December 31, 2011
Year Insured	# of CRE CDOs	Gross Par Outstanding	CMBS	Whole Loans	REIT Debt	Other	Total	Current Enhancement	Original Enhancement	Net Derivative/ Asset (Liability)
2004	2	$45	59%	0%	21%	20%	100%	20.0-34.3%	22.0-22.4%	$—
2005	1	84	89%	0%	4%	7%	100%	24.1%	22.7%	(2)
2006	9	2,043	37%	48%	6%	9%	100%	2.5-50.2%	24.0-50.0%	(226)
2007	10	3,443	64%	18%	4%	14%	100%	0.0-51.5%	20.0-60.0%	(85)

Total	22	$5,615								$(313)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

U.S. Public Finance and Structured Finance and International Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of December 31, 2011 for our U.S. public finance and structured finance and international insurance operations:

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	LOC / Trust Accounts	Reinsurance Recoverable(1)
Assured Guaranty Corp.	AA- (Stable Outlook)	Aa3 (Negative Outlook)	$3,235	$—	$16
Assured Guaranty Re Ltd.	AA- (Stable Outlook)	A1 (Negative Outlook)	542	5	0
Overseas Private Investment Corporation	AA+ (Negative Outlook)	Aaa (Negative Outlook)	320	—	—
Export Development Canada	AAA (Stable)	Aaa (Stable)	77	1	—
Others	A+ or above	A1 or above	95	1	0

Total			$4,269	$7	$16

(1)—Total reinsurance recoverable of $16 million comprised recoverables on paid and unpaid losses of $1 million and $15 million, respectively.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2011, the total amount available under these letters of credit and trust arrangements was $7 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of December 31, 2011, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $4.3 billion compared with $5.7 billion as of December 31, 2010. Of the $4.3 billion of ceded par outstanding as of December 31, 2011, $2.6 billion was ceded from our U.S. public finance insurance segment and $1.7 billion was ceded from our structured finance and international insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. As of December 31, 2011, the total amount for which National would be liable in the event that the reinsurers of MBIA Corp. were unable to meet their obligations is $2.6 billion. For Financial Guaranty Insurance Company (“FGIC”) policies assigned to National from MBIA Insurance Corporation, National maintains the right to receive third-party reinsurance totaling $9.1 billion.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table summarizes the results and assets under management of our advisory services segment for the years ended December 31, 2011, 2010 and 2009. These results include revenues and expenses from transactions with the Company’s insurance, corporate, and wind-down operations.

	Years Ended December 31,			Percent Change
In millions	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Fees	$67	$68	$54	-1%	26%
Net gains (losses) on financial instruments at fair value and foreign exchange	0	2	0	-100%	n/m

Total revenues	67	70	54	-4%	30%
Operating expenses	64	71	49	-10%	45%

Pre-tax income (loss)	$3	$(1)	$5	n/m	-120%

Ending assets under management:
Third-party	$22,284	$25,321	$25,411	-12%	0%
Insurance and corporate	7,722	9,541	9,251	-19%	3%
Asset/liability products and conduits	4,454	5,868	7,426	-24%	-21%

Total ending assets under management	$34,460	$40,730	$42,088	-15%	-3%

n/m—Percent change not meaningful.

For the year ended December 31, 2011, the favorable change in pre-tax income (loss) compared with 2010 was primarily driven by decreases in operating expenses related to a reversal of accrued long-term compensation costs. Decreases in advisory fees due to declines in asset balances managed for our other segments and for third parties were largely offset by a $7 million performance fee received from our corporate segment for advisory-related services provided in 2011.

For the year ended December 31, 2010, the increase in fee revenue compared with 2009 primarily relates to a change in the fee structure for managing the assets of MBIA. Operating expenses for the year ended December 31, 2010 increased due to expenses associated with Cutwater’s re-branding and reorganization, transfers of employees, and higher allocated expenses from other MBIA units.

Average third-party assets under management for the years ended December 31, 2011, 2010 and 2009 were $24.9 billion, $26.0 billion and $23.7 billion, respectively. As of December 31, 2011, third-party ending assets under management were $22.3 billion, a decrease of $3.0 billion from December 31, 2010 and a decrease of $3.1 billion from December 31, 2009. The decrease in third-party assets was principally due to a decline in our short-term pool products, which resulted from lower operating balances at the state and local government level and the continued low interest rate environment. As of December 31, 2011, ending assets under management related to the Company’s other segments of $12.2 billion, decreased $3.2 billion from December 31, 2010 and $4.5 billion from December 31, 2009 due to a reduction in the assets managed for our insurance and asset/liability products segments.

The Company had in effect a commitment to the pooled investment programs managed or administered by Cutwater Colorado Investor Services Corp. (“Cutwater-CISC”), formerly known as Colorado Investor Services Corporation. The commitment, which is accounted for as a derivative and recorded on the balance sheets at fair value, covers losses in the programs should the net asset value per share decline below a specified per share value. As of December 31, 2011, the maximum amount of payments that the Company would be required to make under the commitment was $3.3 billion. The fair value of the commitment was not material as of December 31, 2011. The commitment was terminated on January 1, 2012, the date on which Cutwater-CISC was no longer manager or administrator of the programs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Corporate

General corporate activities are conducted through our corporate segment. Our corporate operations primarily consist of holding company activities, including Optinuity. Revenues and expenses of our service company, Optinuity, created in the first quarter of 2010, are included in the results of our corporate segment. Optinuity provides support services such as management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, among others, to our corporate segment and other operating businesses on a fee-for-service basis.

The following table summarizes the consolidated results of our corporate segment for the years ended December 31, 2011, 2010 and 2009. These results include revenues and expenses that arise from general corporate activities and from providing support to our other segments.

	Years Ended December 31,			Percent Change
In millions	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net investment income	$2	$15	$23	-87%	-35%
Fees	154	83	—	86%	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	23	(28)	(3)	n/m	n/m
Net investment losses related to other-than-temporary impairments	(8)	—	—	n/m	n/m
Net gains (losses) on extinguishment of debt	0	0	4	n/m	-100%
Other net realized gains (losses)	25	0	0	n/m	n/m

Total revenues	196	70	24	n/m	n/m

Operating	114	102	24	12%	n/m
Interest	58	66	69	-12%	-4%

Total expenses	172	168	93	2%	81%

Pre-tax income (loss)	$24	$(98)	$(69)	n/m	42%

n/m—Percent change not meaningful.

Net investment income for the year ended December 31, 2011 decreased compared with 2010 primarily as a result of the settlement of a loan with our asset/liability products segment in December 2010 whereby the corporate segment made a capital contribution to the asset/liability products segment in settlement of the full outstanding principal balance of the loan. Interest income on the loan, included in net investment income, was $14 million for the year ended December 31, 2010. Net investment income for the year ended December 31, 2010 decreased compared with 2009 primarily as a result of a decrease in yields on invested assets and a decrease in the average balances of invested assets. The average balances of invested assets declined due to continued payments of interest on corporate debt and operating expenses in the absence of dividends from subsidiaries.

Fees are generated from support services provided to business units within the Company on a fee-for-service basis. Fees for the year ended December 31, 2011 increased compared with 2010 primarily due to a $65 million fee paid by our conduit segment for administrative and other services. Such fees may vary significantly from period to period.

Net gains (losses) on financial instruments at fair value and foreign exchange for the periods presented are primarily related to changes in the fair value of outstanding warrants issued on MBIA Inc. common stock. These changes were attributable to fluctuations in MBIA Inc.’s stock price and volatility, which are used in the valuation of the warrants.

For the year ended December 31, 2011, other net realized gains (losses) included insurance recoveries of $25 million received from our directors’ and officers’ insurance policy. These insurance recoveries reimbursed the Company for a portion of the expenses incurred by the Company related to private securities litigation. No recoveries were received in 2010 or 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Corporate operating expenses for the year ended December 31, 2011 increased compared with 2010 primarily as a result of a $7 million performance-based fee paid to our advisory services segment and an increase in compensation-related expenses within Optinuity. Corporate operating expenses increased for the year ended December 31, 2010 compared with 2009 primarily due to general and administrative expenses related to Optinuity.

Interest expense for the year ended December 31, 2011 decreased compared with 2010 as a result of corporate debt repurchases and maturities.

Wind-down Operations

We operate an asset/liability products business in which we historically issued debt and investment agreements insured by MBIA Corp. to capital markets and municipal investors. The proceeds of the debt and investment agreements were used initially to purchase assets that largely matched the duration of those liabilities. We also operate a conduit business in which we historically funded transactions by issuing debt insured by MBIA Corp. The rating downgrades of MBIA Corp. resulted in the termination and collateralization of certain derivatives and investment agreements and, together with the rising cost and declining availability of funding and illiquidity within many of the asset classes in which proceeds were invested, caused the Company to begin winding down its asset/liability products and conduit businesses in 2008. Since the downgrades of MBIA Corp., we have not issued debt in connection with either business and, as a result, the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate or are repurchased by us.

Asset/Liability Products

The following table presents the results of our asset/liability products segment for years ended December 31, 2011, 2010 and 2009. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Years Ended December 31,			Percent Change
In millions	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net investment income	$85	$105	$190	-19%	-45%
Fees and reimbursements	—	—	1	n/m	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	(284)	(76)	146	n/m	n/m
Net investment losses related to other-than-temporary impairments	(30)	(59)	(352)	-49%	-83%
Net gains (losses) on extinguishment of debt	23	36	203	-36%	-82%
Other net realized gains (losses)	(36)	0	4	n/m	-100%
Revenues of consolidated VIEs:
Net investment income	(7)	(8)	0	-13%	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	12	42	—	-71%	n/m
Net investment losses related to other-than-temporary impairments	—	—	(13)	n/m	-100%
Other net realized gains (losses)	40	—	—	n/m	n/m

Total revenues	(197)	40	179	n/m	-78%

Operating expenses	12	13	32	-8%	-59%
Interest	131	175	274	-25%	-36%

Total expenses	143	188	306	-24%	-39%

Pre-tax income (loss)	$(340)	$(148)	$(127)	130%	17%

n/m—Percent change not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

For the year ended December 31, 2011, the results of our asset/liability products segment were adversely affected by net losses from fair valuing financial instruments, primarily due to adverse movements in interest rates, and realized losses from asset sales. For the year ended December 31, 2010, the results of our asset/liability products segment were adversely affected by foreign exchange losses due to the increased value of predominantly Euro-denominated liabilities. Additionally, for the year ended December 31, 2010, net investment income and interest expense reflected the continued maturing of assets and liabilities, the repurchase of liabilities by the Company, and the impact of lower interest rates compared with 2009. We have observed stabilization in the performance of the assets held by the segment which has resulted in a decline in the level of net investment losses related to other-than-temporary impairments compared with 2010 and 2009.

Our asset/liability products segment had a deficit of cash, investments and other liquid assets at amortized cost to debt issued to third parties and affiliates at amortized cost of $591 million and $329 million as of December 31, 2011 and 2010, respectively. The increase in this deficit was driven primarily by a negative spread of investment income to interest expense, losses from sales of investments and other-than-temporary impairments of assets. We expect this deficit to continue to increase as a result of on-going expected operating losses. Our ability to resolve this deficit will depend on our ability to successfully implement our strategies to raise additional liquidity. There can be no assurance that we will be successful in implementing our strategies or that such strategies will provide adequate liquidity to meet all payment obligations. Refer to the “Liquidity” section included herein for a discussion about the liquidity position of MBIA Inc. as it relates to our asset/liability products segment.

Conduits

The following table presents the results of our conduit segment for the years ended December 31, 2011, 2010 and 2009. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Years Ended December 31,			Percent Change
In millions	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenues of consolidated VIEs:
Net investment income	$16	$18	$19	-11%	-5%
Net gains (losses) on financial instruments at fair value and foreign exchange	0	9	(13)	-100%	n/m
Net gains (losses) on extinguishment of debt	—	25	44	-100%	-43%

Total revenues	16	52	50	-69%	4%

Operating expenses	—	0	2	n/m	-100%
Expenses of consolidated VIEs:
Operating	68	3	4	n/m	-25%
Interest	17	18	15	-6%	20%

Total expenses	85	21	21	n/m	0%

Pre-tax income (loss)	$(69)	$31	$29	n/m	7%

n/m—Percent change not meaningful.

Our conduit segment is principally operated through Meridian and Triple-A One Funding Corporation (“Triple-A One”). Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits.

For the year ended December 31, 2011, total revenues decreased as a result of gains recorded in 2010 from the extinguishment of MTNs issued by Meridian with no comparable gains in 2011. Total expenses for the year ended December 31, 2011 increased compared with 2010 as a result of a $65 million fee paid to our corporate segment for administrative and other services. Such fees may vary significantly from period to period.

As of December 31, 2011 and 2010, our conduit segment’s investments (including cash) totaled $1.5 billion and our conduit segment’s debt obligations totaled $1.5 billion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the years ended December 31, 2011, 2010 and 2009 are presented in the following table:

	Years Ended December 31,
In millions	2011	2010	2009
Pre-tax income (loss)	$(2,239)	$(95)	$1,217
Provision (benefit) for income taxes	$(920)	$(148)	$583
Effective tax rate	41.1%	155.8%	47.9%

For the year ended December 31, 2011, the Company’s effective tax rate applied to its pre-tax loss was higher than the U.S. statutory tax rate of 35%. Included in the December 31, 2011 effective tax rate are tax benefits resulting from the reversal of a portion of our valuation allowance and tax-exempt interest income from investments.

For the year ended December 31, 2010, the Company’s effective tax rate applied to our pre-tax loss was higher than the U.S. statutory tax rate of 35% as a result of a reversal of a portion of our valuation allowance and tax-exempt interest income from investments.

For the year ended December 31, 2009, the Company’s effective tax rate applied to our pre-tax income was higher than the U.S. statutory tax rate of 35% primarily due to an increase in our valuation allowance.

Refer to “Note 14: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the Company’s valuation allowance against deferred tax assets and its accounting for tax uncertainties.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Insurance Corporation. Total capital resources were $3.5 billion and $4.7 billion as of December 31, 2011 and 2010, respectively. MBIA Inc. utilizes its capital resources to support the business activities of its subsidiaries. As of December 31, 2011, MBIA Inc.’s investments in subsidiaries totaled $3.4 billion.

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

During 2011, we repurchased 6.5 million of common shares of MBIA Inc. under our share repurchase program at a cost of $50 million and an average price of $7.64 per share. As of December 31, 2011, $23 million was available for future repurchases under the program.

During 2011, we repurchased $122 million par value of GFL MTNs at a cost of approximately 80% of par value. Also, during 2011, MBIA Inc., through its asset/liability products segment, purchased $5 million par value of surplus notes issued by MBIA Insurance Corporation at a cost of approximately 55% of par value.

During 2011, MBIA Inc. purchased 111 shares of the outstanding preferred stock of MBIA Insurance Corporation at a weighted average price of approximately $20,200 per share or 20.20% of the face value.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by, the State of New York. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the New York State Department of Financial Services (“NYSDFS”), previously referred to as The New York State Insurance Department or NYSID, and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of U.S. STAT and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct. U.S. STAT differs from GAAP in a number of ways. Refer to the statutory accounting practices note to consolidated financial statements of National and MBIA Corp. within exhibits 99.2 and 99.3, respectively, of this annual report on Form 10-K for an explanation of the differences between U.S. STAT and GAAP.

National

Capital and Surplus

National reported total statutory capital of $2.8 billion as of December 31, 2011 compared with $2.4 billion as of December 31, 2010. As of December 31, 2011, statutory capital comprised $1.4 billion of contingency reserves and $1.4 billion of policyholders’ surplus. The increase in National’s statutory capital is primarily due to statutory net income of $478 million for 2011. Consistent with our plan to transform our insurance business, the Company received approval from the NYSDFS to reset National’s unassigned surplus to zero, which was effective January 1, 2010. As of December 31, 2011, National’s unassigned surplus was $834 million. In October 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the approval of the surplus reset. Refer to “Note 23: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a discussion of this action.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Insurance Corporation—Capital and Surplus” section for additional information about contingency reserves under the New York Insurance Law (“NYIL”). National’s policyholders’ surplus was $1.4 billion as of December 31, 2011. National’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, incurred losses would reduce policyholders’ surplus.

NYIL regulates the payment of dividends by financial guarantee insurance companies and provides that such companies may not declare or distribute dividends except out of statutory earned surplus. Under NYIL, the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as reported in the latest statutory financial statements (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the Superintendent of the NYSDFS approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations.

National is subject to NYIL with respect to the payment of dividends as described above. National had a positive earned surplus as of December 31, 2011, which provides National with dividend capacity. National did not declare or pay any dividends during 2011. In connection with the court proceeding challenging the approval of the National surplus reset, as described above, we have agreed that National will not pay dividends during the current adjournment of the proceeding (i.e., through April 19, 2012). In addition, in connection with the approval of a release of excessive contingency reserves as of December 31, 2011 in MBIA Insurance Corporation, the Company has agreed that National will not pay dividends without the prior approval of the NYSDFS prior to July 19, 2013 (i.e., for an additional 15 months after the expiration of the current adjournment period).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

National’s statutory policyholders’ surplus was lower than its GAAP shareholder’s equity by $2.1 billion as of December 31, 2011. U.S. STAT differs from GAAP in certain respects. Refer to the statutory accounting practices note to consolidated financial statements of National within exhibit 99.2 of this annual report on Form 10-K for an explanation of the differences between U.S. STAT and GAAP.

CPR (Statutory Basis)

CPR is a key measure of the resources available to National to pay claims under its insurance policies. CPR consists of total financial resources and reserves calculated on a statutory basis. CPR has been a common measure used by financial guarantee insurance companies to report and compare resources and continues to be used by MBIA’s management to evaluate changes in such resources. We have provided CPR to allow investors and analysts to evaluate National using the same measure that MBIA’s management uses to evaluate National’s resources to pay claims under its insurance policies. There is no directly comparable GAAP measure. Our calculation of CPR may differ from the calculation of CPR reported by other companies.

National’s CPR, and components thereto, as of December 31, 2011 and 2010 are presented in the following table. In the fourth quarter of 2011, we modified our calculation of CPR to include loss and LAE reserves gross of salvage reserves to reflect the expected availability of salvage to pay claims once it is collected. U.S. STAT requires salvage reserves to be netted against the loss and LAE reserves liability on National’s statutory balance sheet. The modification to CPR was made to all periods presented in the following table.

	As of December 31,
In millions	2011	2010
Policyholders’ surplus	$1,424	$908
Contingency reserves	1,385	1,473

Statutory capital	2,809	2,381

Unearned premium reserve	2,485	2,873
Present value of installment premiums(1)	239	282

Premium resources(2)	2,724	3,155

Net loss and LAE reserves(1)	(3)	`96
Salvage reserves	161	108

Gross loss and LAE reserve	158	204

Total claims-paying resources	$5,691	$5,740

(1)—Calculated	using a discount rate of 4.77% and 4.19% as of December 31, 2011 and 2010, respectively.
(2)—Includes	financial guarantee and insured credit derivative related premiums.

National’s total CPR as of December 31, 2011 of $5.7 billion remained flat compared with December 31, 2010, as net income was offset by decreases in unearned premiums, estimated future cash collections, and gross loss and LAE reserves.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $2.3 billion as of December 31, 2011 compared with $2.7 billion as of December 31, 2010. As of December 31, 2011, statutory capital comprised $706 million of contingency reserves and $1.6 billion of policyholders’ surplus. For the year ended December 31, 2011, MBIA Insurance Corporation had a statutory net loss of $477 million which was primarily due to losses incurred offset by premium revenue and net investment income. MBIA Insurance Corporation’s policyholders’ surplus as of December 31, 2011 includes a negative unassigned surplus of $427 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

As of December 31, 2011, MBIA Insurance Corporation recognized estimated recoveries of $2.0 billion, net of reinsurance and income taxes at a rate of 35%, on a statutory basis related to put-backs of ineligible loans in our insured transactions. These expected insurance recoveries represented 89% of MBIA Insurance Corporation’s statutory capital (defined as policyholders’ surplus plus contingency reserves) as of December 31, 2011. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Executive Overview—Economic and Financial Market Trends and MBIA’s Business Outlook” included herein.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. MBIA Insurance Corporation’s policyholders’ surplus was $1.6 billion as of December 31, 2011. MBIA Insurance Corporation’s policyholders’ surplus is expected to grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. In addition, MBIA Insurance Corporation’s policyholders’ surplus position could be enhanced by the settlement, commutation or repurchase of insured transactions at prices less than statutory loss reserves. Conversely, incurred losses or an inability to collect on our ineligible loan put-back claims would reduce policyholders’ surplus.

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves, and 50% of its loss reserves and unearned premium reserves, in certain qualifying assets. Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. Pursuant to approval granted by the NYSDFS in accordance with NYIL, as of December 31, 2011, MBIA Insurance Corporation released to surplus an aggregate of $582 million of contingency reserves. Absent this release, MBIA Insurance Corporation would have had a short-fall of $582 million of qualifying assets used to meet its requirement as a result of its use of cash to pay claims and to effect commutations, and as a result of the failure of certain mortgage originators to honor contractual obligations to repurchase ineligible mortgage loans from securitizations MBIA Corp. had insured. Including the above release, pursuant to approvals granted by the NYSDFS in accordance with NYIL, during 2011, MBIA Insurance Corporation released to surplus an aggregate of $900 million of excessive contingency reserves.

In connection with MBIA Corp. obtaining approval from the NYSDFS to release excessive contingency reserves as of September 30, 2011 and December 31, 2011, MBIA Corp. agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Corp. has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends in the near term. In addition, as noted above, in connection with the approval of the December 31, 2011 contingency reserve release, National agreed that it would not pay any dividends without prior approval from the NYSDFS until July 19, 2013 (which is 15 months after the expiration of the period during which National has agreed not to pay dividends in connection with the court proceeding challenging the approval of National’s unassigned surplus reset).

MBIA Insurance Corporation’s statutory policyholders’ surplus is higher than its GAAP shareholders’ equity by $2.0 billion as of December 31, 2011. U.S. STAT differs from GAAP in certain respects. Refer to the statutory accounting practices note to consolidated financial statements of MBIA Corp. within exhibit 99.3 of this annual report on Form 10-K for an explanation of the differences between U.S. STAT and GAAP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

Claims-Paying Resources (Statutory Basis)

CPR is a key measure of the resources available to MBIA Insurance Corporation to pay claims under its insurance policies. CPR consists of total financial resources and reserves calculated on a statutory basis. CPR has been a common measure used by financial guarantee insurance companies to report and compare resources, and continues to be used by MBIA’s management to evaluate changes in such resources. We have provided CPR to allow investors and analysts to evaluate MBIA Insurance Corporation, using the same measure that MBIA’s management uses to evaluate MBIA Insurance Corporation’s resources to pay claims under its insurance policies. There is no directly comparable GAAP measure. Our calculation of CPR may differ from the calculation of CPR reported by other companies.

MBIA Insurance Corporation’s CPR, and components thereto, as of December 31, 2011 and 2010 are presented in the following table. In the fourth quarter of 2011, we modified our calculation of CPR to include loss and LAE reserves gross of salvage reserves to reflect the expected availability of salvage to pay claims once it is collected. U.S. STAT requires salvage reserves to be netted against the loss and LAE reserves liability on MBIA Insurance Corporation’s statutory balance sheet. The modification to CPR was made to all periods presented in the following table.

	As of December 31,
In millions	2011	2010
Policyholders’ surplus	$1,597	$1,075
Contingency reserves	706	1,656

Statutory capital	2,303	2,731

Unearned premium reserve	607	703
Present value of installment premiums(1)	1,226	1,655

Premium resources(2)	1,833	2,358

Net loss and LAE reserves(1)	(2,266)	155
Salvage reserves(3)	4,249	3,599

Gross loss and LAE reserve	1,983	3,754

Total claims-paying resources	$6,119	$8,843

(1)—Calculated	using a discount rate of 5.59% and 5.93% as of December 31, 2011 and 2010, respectively.
(2)—Includes	financial guarantee and insured credit derivative related premiums.
(3)—This	amount primarily consists of expected recoveries related to the Company’s put-back claims.

MBIA Insurance Corporation’s total CPR as of December 31, 2011 was $6.1 billion compared with $8.8 billion as of December 31, 2010. The decrease in CPR is primarily due to loss payments associated with insured RMBS securitizations and payments associated with the commutation of insured CMBS CDO’s, structured CMBS pools, investment grade corporate CDOs and a multi-sector CDO, which resulted in a reduction to gross loss and LAE reserves.

LIQUIDITY

As a financial services company, MBIA has been materially adversely affected by conditions in global financial markets. Current conditions and events in these markets, in addition to the failure by the originators of RMBS to repurchase the ineligible loans in securitizations that the Company had insured, have put substantial stress on our liquidity resources.

We have utilized a liquidity risk management framework, the primary objectives of which are to monitor liquidity positions and projections in our legal entities and guide the matching of liquidity resources to needs. We monitor our cash and liquid asset resources using stress-scenario testing. Members of MBIA’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity cushions on an enterprise-wide basis. As part of our liquidity risk management framework, we evaluate and manage liquidity on a legal entity basis to take into account the legal, regulatory and other limitations on available liquidity resources within the enterprise.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

The majority of our liquidity management efforts focus on:

•

The liquidity resources of MBIA Inc., which are subject to uncertainty in the timing and amount of cash inflows from dividends paid by National and MBIA Corp., the necessity of having to support the liquidity needs of the asset/liability products business, and potential cross-defaults of holding company debt with other obligations in the consolidated group. The asset/liability products business of MBIA Inc. is subject to ongoing negative cash flow and has a deficit of invested assets to liabilities. In addition, the liquidity resources of MBIA Inc. are subject to collateralization requirements in connection with the liabilities it has issued to third parties and affiliates and in connection with third party derivative contracts;

•

The liquidity resources of MBIA Corp., which are subject to losses on insured exposures, payments to counterparties in consideration for the commutation of insured transactions, and delays in the collection of contract claim recoveries related to ineligible mortgage loans in certain insured transactions; and

•

The liquidity resources of National, for which the Company has not observed material liquidity risk to date but which are exposed to unexpected loss payments on its insured transactions, liquidity support arrangements with its affiliates and the need to meet ongoing operating expenses.

In order to address these liquidity risks and efficiently manage liquidity across the entire enterprise, certain of our subsidiaries which are less liquidity constrained have entered into intercompany agreements that provide resources to subsidiaries that are more liquidity constrained. These resources include intercompany agreements described further below between the Company’s primary insurance subsidiaries and between these insurance subsidiaries and the asset/liability products business (through MBIA Inc.), which in each case were approved by the NYSDFS and are subject to ongoing monitoring by the NYSDFS.

Key Intercompany Lending Agreements

National Secured Loan

In December 2011, National provided the National Secured Loan to MBIA Insurance Corporation under which National loaned MBIA Insurance Corporation $1.1 billion at a fixed annual interest rate of 7% and with a maturity date of December 2016. MBIA Insurance Corporation has the option to defer payments of interest when due by capitalizing interest amounts to the loan balance, subject to the collateral value exceeding certain thresholds. MBIA Insurance Corporation’s obligation to repay the loan is secured by a pledge of collateral having an estimated value in excess of the notional amount of the loan as of December 31, 2011. The National Secured Loan was approved by the NYSDFS as well as by the boards of directors of MBIA Inc., MBIA Insurance Corporation and National in order to enable MBIA Corp. to fund settlements and commutations of its insurance policies. MBIA Insurance Corporation may seek to increase the size of the loan in the future. Any such increase or other amendment to the terms of the loan would be subject to regulatory approval by the NYSDFS.

Asset Swap

National maintains the Asset Swap (simultaneous repurchase and reverse repurchase agreements) with MBIA Inc. for up to $2.0 billion based on the fair value of securities borrowed. The Asset Swap provides MBIA Inc. with eligible assets to pledge under investment agreement and derivative contracts in the asset/liability products business. As of December 31, 2011, the notional amount utilized under each of these agreements was $1.3 billion and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $1.4 billion and $1.5 billion, respectively. The net average interest rate on these transactions was 0.34%, 0.35% and 1.70% for the years ended December 31, 2011, 2010 and 2009, respectively. The NYSDFS approved the Asset Swap in connection with the re-domestication of National to New York. National has committed to the NYSDFS to use commercially reasonable efforts to reduce the amount of the Asset Swap over time.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

MBIA Corp. Secured Loan

MBIA Corp., as lender, maintained the MBIA Corp. Secured Loan (a secured lending agreement) with MBIA Inc. for the benefit of MBIA Inc.’s asset/liability products business, which totaled $2.0 billion at inception and which was scheduled to mature in November 2011. In the fourth quarter of 2011, the maturity of the MBIA Corp. Secured Loan was extended with the approval of the NYSDFS to May 2012 with a maximum outstanding amount of $450 million. The interest rate on the MBIA Corp. Secured Loan is 2.43%. As of December 31, 2011, the amount outstanding under the MBIA Corp. Secured Loan was $300 million after repayments of $675 million during 2011.The fair value of the collateral pledged by MBIA Inc. to MBIA Corp. under this agreement was $168 million as of December 31, 2011.

Conduit Repurchase Agreement

During the fourth quarter of 2010, MBIA Inc. entered into a repurchase agreement with Meridian Funding Company, LLC (“Conduit Repurchase Agreement”), under which $1.0 billion notional amount may be utilized, subject to a pledge of collateral. The Conduit Repurchase Agreement had an average interest rate during 2011 of 2.41%. As of December 31, 2011, the notional amount utilized by MBIA Inc. under this agreement was $80 million.

MBIA Inc. Liquidity

The activities of MBIA Inc. consist of holding and managing investments, servicing outstanding corporate debt instruments, investment agreements and medium-term notes (“MTNs”) issued by the asset/liability products and conduits segments, posting collateral under financing and hedging arrangements and investment agreements, making payments and collateral postings related to interest rate and foreign exchange swaps, and paying operating expenses. The primary sources of cash within MBIA Inc. used to meet its liquidity needs include available cash and liquid assets not subject to collateral posting requirements, as well as scheduled principal and interest on assets held in its investment portfolio, dividends from subsidiaries, payments under tax sharing agreements with these subsidiaries (once the payments become unrestricted) and the ability to issue debt and equity. There can be no assurance as to the amount and timing of any such dividends or payments under the tax sharing agreements. MBIA Inc.’s corporate debt, investment agreements, MTNs, and derivatives may be accelerated by the holders of such instruments upon the occurrence of certain events, such as a breach of covenant or representation, a bankruptcy of MBIA Inc. or the filing of an insolvency proceeding with respect to MBIA Corp. MBIA Inc.’s obligations under its loans from GFL may be accelerated only upon the occurrence of a bankruptcy or liquidation of MBIA Inc. Refer to “Note 15: Business Segments” in the Notes to Consolidated Financial Statements for a description of the GFL loans. In the event of any acceleration of the Company’s obligations, including under its corporate debt, investment agreements, MTNs, or derivatives, the Company likely would not have sufficient liquid resources to pay amounts due with respect to its corporate debt and other obligations that are not already collateralized.

During 2011, pursuant to the tax sharing agreement, National paid MBIA Inc. $114 million related to the 2010 tax year and $144 million of estimated taxes related to the 2011 tax year. Consistent with the tax sharing agreement, these amounts were placed in an escrow account until the expiration of National’s two-year net operating loss (“NOL”) carry-back period under U.S. tax rules. At the expiration of National’s carry-back period, any funds remaining after any reimbursement to National in respect of any NOL carry-backs would be available for general corporate purposes, including to satisfy any other obligations under the tax sharing agreement.

MBIA Inc. is subject to material liquidity risks and uncertainty. To mitigate these risks, the Company seeks to maintain cash and liquid investments in excess of its expected cash requirements over a multi-year period. The Company seeks to manage liquidity within a number of risk and liquidity parameters and maintains cash and liquidity resources that it believes will be sufficient to make all payments due on its obligations and to meet other financial requirements, such as posting collateral, through 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Liquidity risk within MBIA Inc. is primarily a result of the following factors:

•

Currently, the majority of the assets of MBIA Inc. are pledged against investment agreement liabilities, intercompany and third party financing arrangements and derivatives, which limits its ability to raise liquidity through asset sales. In addition, if the market value or rating eligibility of the assets which are pledged against these obligations were to decline, the Company would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. In such event, the Company may sell additional assets, potentially with substantial losses, finance unencumbered assets through intercompany or third party facilities, or use free cash or other assets, in some cases with NYSDFS approval, although there can be no assurance that these strategies will be available or adequate to meet liquidity requirements.

•

There is a deficit of invested assets to liabilities issued to third parties and affiliates of $591 million as of December 31, 2011. This deficit is expected to increase as a result of on-going expected operating losses. This deficit will need to be reversed prior to the maturity of the liabilities in order to ensure that there are sufficient funds available to fully retire the liabilities. The Company expects that MBIA Inc. will be able to eliminate the deficit prior to the maturity of the related liabilities from distributions from its operating subsidiaries and by raising third party capital, although there can be no assurance that MBIA Inc. will be able to eliminate the deficit through such means.

Because the majority of MBIA Inc.’s assets are pledged against the obligations described above, the widening of credit spreads would have an adverse impact on the market value of these assets and increase collateralization requirements for the portfolio. The following table presents the estimated pre-tax change in fair value of the asset/liability products business’ assets as of December 31, 2011 from instantaneous shifts in credit spread curves. This table assumes that all credit spreads move by the same amount; however, it is more likely that the actual changes in credit spreads will vary by investment sector and individual security. The table presents hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads.

	Change in Credit Spreads
	(Asset/Liability Products Business)
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$266	$75	$(71)	$(265)

In 2011, MBIA Inc. maintained three intercompany financing facilities to provide it with additional resources to meet its liquidity requirements within the asset/liability products business: the Asset Swap, the MBIA Corp. Secured Loan and the Conduit Repurchase Agreement. Refer to the preceding “Key Intercompany Lending Agreements” section for a description of these facilities.

During 2011, MBIA Inc. experienced deterioration in the market values of some of its assets, resulting in increased collateral requirements. During the fourth quarter of 2011, the Company extended the maturity date of the MBIA Corp. Secured Loan, with NYSDFS approval, to May 2012 for a maximum outstanding amount of $450 million, to provide additional liquidity in the event of future declines in asset values.

Stressed credit market conditions in 2012 could cause MBIA Inc. to have insufficient resources to cover collateral and/or other liquidity requirements in 2012. Management has identified certain contingent actions within its control to mitigate this risk. These contingent actions include: (1) sales of encumbered and other invested assets exposed to credit spread stress risk; (2) termination and settlement of interest rate swap agreements; and (3) other available advances from subsidiaries. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk. In the event that the Company cannot implement the contingent actions identified above to raise liquidity, or eliminate the deficit, it may have insufficient assets to make all payments on its obligations as they come due, which could result in a default by MBIA Inc. on its obligations and the potential for MBIA Corp., as guarantor of the investment agreements and GFL MTNs, to be called upon to satisfy obligations on those instruments as they come due.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

MBIA Corp. Liquidity

Liquidity available in the structured finance and international insurance segment is affected by the payment of claims on insured exposures, payments made to commute insured exposure, the Company’s ability to collect on receivables associated with loss payments, a reduction in investment income, any unanticipated expenses, or the impairment or a significant decline in the fair value of invested assets. The Company may also experience liquidity constraints as a result of New York Insurance Law requirements that the Company maintains specified, high quality assets to back the Company’s reserves and surplus.

The Company believes the current liquidity position of MBIA Corp. is adequate to make expected future claims payments. However, the liquidity position of MBIA Corp. has been stressed due to the failure of the sellers/servicers of RMBS transactions insured by MBIA Corp. to repurchase ineligible mortgage loans in certain insured transactions and payments to counterparties in consideration for the commutation of insured transactions, which have resulted in a substantial reduction of exposure and potential loss volatility. While MBIA Corp. has made and may in the future make payments to counterparties in consideration for the commutation of insured transactions, MBIA Corp.’s ability to commute insured transactions will depend on management’s assessment of available liquidity.

Payment requirements for the structured finance and international financial guarantee contracts fall into three categories: (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; and (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted, which payments are unscheduled and therefore more difficult to predict, and which category applies to most of the transactions on which the Company have recorded loss reserves. MBIA Corp. is generally required to satisfy claims within one to three business days, and as a result seeks to identify potential claims in advance through the Company’s monitoring process. While the Company’s financial guarantee policies generally cannot be accelerated, thereby mitigating liquidity risk, the insurance of CDS contracts may, in certain events, including the insolvency or payment default of the insurer or the issuer of the CDS, be subject to termination by the counterparty, triggering a claim for the fair value of the contract. Additionally, the Company’s structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes. In order to monitor liquidity risk and maintain appropriate liquidity resources, the Company uses the same methodology as the Company uses to monitor credit quality and losses within the Company’s insured portfolio including stress scenarios. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further discussion.

Since the fourth quarter of 2007 through December 31, 2011, MBIA Corp. has made $10.7 billion of cash payments, before reinsurance and collections and excluding LAE, (including payments made to debt holders of consolidated VIEs) associated with second-lien RMBS securitizations and with commutations and claim payments relating to CDS contracts. These cash payments include loss payments of $730 million made on behalf of MBIA Corp.’s consolidated VIEs. Of the $10.7 billion, MBIA Corp. has paid $6.2 billion of gross claims (before reinsurance and collections and excluding LAE) on policies insuring second-lien RMBS securitizations, driven primarily by an extensive number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers.

MBIA Corp. is seeking to enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations and has recorded a total of $3.1 billion of related expected recoveries on its consolidated balance sheets as of December 31, 2011, including expected recoveries recorded in the Company’s consolidated VIEs. A substantial majority of the Company’s put-back claims have been disputed by the loan sellers/servicers and is currently subject to litigation discussed more fully in “Note 23: Commitments and Contingencies” in the Notes to Consolidated Financial Statements. There is some risk that the sellers/servicers or other responsible parties might not be able to satisfy any judgment the Company secures in litigation. There can be no assurance that the Company will be successful or that the Company will not be delayed in realizing these recoveries. The Company believes that it has adequate liquidity resources to provide for anticipated cash outflows; however, if the Company does not realize or is delayed in realizing these expected recoveries, the Company may not have adequate liquidity to fully execute the strategy to reduce future potential economic losses by commuting policies and purchasing instruments issued or guaranteed by the Company, or to repay any intercompany borrowings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

A portion of the commutation payments made in the fourth quarter of 2011 were financed through the National Secured Loan that was entered into in the fourth quarter of 2011. The National Secured Loan was approved by the NYSDFS as well as by the boards of directors of MBIA Inc., MBIA Insurance Corporation and National in order to enable MBIA Corp. to fund settlements and commutations of its insurance policies. MBIA Insurance Corporation’s obligation to repay the loan is secured by a pledge of collateral having a value in excess of the notional amount of the loan. Interest on the loan may be accrued and deferred at any time that the value of that collateral exceeds certain thresholds. MBIA Insurance Corporation’s ability to repay the loan and any accrued interest will be primarily predicated on MBIA Corp.’s ability to collect on its future receivables, including its ability to successfully enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations it insured. MBIA Insurance Corporation may seek to increase the size of the loan in the future. Any such increase or other amendment to the terms of the loan would be subject to regulatory approval by the NYSDFS.

MBIA Corp. also insures third party holders of the Company’s asset/liability products segment’s obligations. If the Company was unable to meet payment or collateral requirements associated with these obligations, the holders thereof could make claims under the MBIA Corp. insurance policies. In 2008, to provide additional liquidity to the asset/liability products business, MBIA Corp. lent $2.0 billion to the segment on a secured basis under the MBIA Corp. Secured Loan, the outstanding balance of which loan was $300 million as of December 31, 2011. The MBIA Corp. Secured Loan was originally scheduled to mature in the fourth quarter of 2011, but has been extended with the approval of the NYSDFS to May 2012 with a maximum outstanding amount of $450 million. During the year ended December 31, 2011, a total of $675 million was repaid.

As of December 31, 2011, MBIA Corp. held cash and available-for-sale investments of $1.5 billion, of which $534 million comprised cash and highly liquid assets. The Company believes that MBIA Corp.’s liquidity resources will adequately provide for anticipated cash outflows. In the event of unexpected liquidity requirements, the Company may have insufficient resources to meet its obligations or insufficient qualifying assets to support its surplus and reserves, and may seek to increase its cash holdings position by selling or financing assets, or raising external capital, and there can be no assurance that the Company will be able to draw on these additional sources of liquidity.

National Liquidity

Despite continued adverse macroeconomic conditions in the U.S., the incidence of default among U.S. public finance issuers remains extremely low and the Company believes that the liquidity position of its U.S. public finance insurance segment is sufficient to meet cash requirements in the ordinary course of business.

Liquidity risk arises in the Company’s U.S. public finance insurance segment primarily from the following:

•

The insurance policies issued or reinsured by National, the entity from which the Company conducts its U.S. public finance insurance business, provide unconditional and irrevocable guarantees of payments of the principal of, and interest or other amounts owing on, insured obligations when due; or, in the event that the insurance company has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon the insurance company’s election to accelerate. In the event of a default in payment of principal, interest or other insured amounts by an issuer, National generally promises to make funds available in the insured amount within one to three business days following notification. In some cases, the amount due can be substantial, particularly if the default occurs on a transaction to which National has a large notional exposure or on a transaction structured with large, bullet-type principal maturities. The fact that the U.S. public finance insurance segment’s financial guarantee contracts generally cannot be accelerated by a party other than the insurer helps to mitigate liquidity risk in this segment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

•

National has entered into certain intercompany transactions to support the liquidity needs of its affiliates. These include the National Secured Loan to MBIA Insurance Corporation in the fourth quarter of 2011 and the Asset Swap through which National provides liquid assets to the Company’s asset/liability products business. These transactions may impair National’s ability to implement its business plan while they remain outstanding as the repayment of the National Secured Loan will primarily be predicated on MBIA Corp.’s ability to successfully enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations it insured, while changes in the market value of securities sold to National under its Asset Swap with the asset/liability products business can adversely affect its liquidity position.

•

The Company’s U.S. public finance insurance segment requires cash for the payment of operating expenses. Declines in operating cash inflows due to depressed new business writings, declines in cash inflows from investment income, unanticipated expenses, or an impairment or significant decline in the fair value of invested assets could negatively impact its liquidity position.

As of December 31, 2011, the notional amount utilized under the Asset Swap was $1.3 billion and the fair value of collateral pledged by National under the agreement was $1.4 billion. The Asset Swap provides yield enhancement to the Company’s U.S. public finance insurance investment portfolio as a result of increased net interest earnings from the agreement. The net average interest rate on this transaction was 0.34%, 0.35% and 1.70% for the years ended December 31, 2011, 2010 and 2009, respectively.

National held cash and short-term investments of $771 million as of December 31, 2011, of which $703 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. With the exception of its loan to MBIA Insurance Corporation, most of National’s investments, including those encumbered by the Asset Swap, are liquid and highly rated.

Consolidated Cash Flows

Operating Cash Flows

For the year ended December 31, 2011, net cash used by operating activities totaled $3.0 billion compared with $1.3 billion for the same period of 2010. The Company’s net use of cash in 2011 was largely related to payments for commutations of insured derivative contracts and loss payments on financial guarantee insurance policies insuring RMBS exposure. The Company’s net use of cash in 2010 was largely related to loss payments on financial guarantee insurance policies insuring RMBS exposure, partially offset by a tax refund related to our NOL carryback recovery. We believe that we have sufficient cash on hand, liquid assets, and future cash receipts to satisfy expected claims payments and other expenses in the future.

Investing Cash Flows

For the years ended December 31, 2011 and 2010, net cash provided by investing activities was $4.3 million and $5.0 billion, respectively. Net cash provided by investing activities in 2011 and 2010 resulted from sales and redemptions of securities for purposes of funding commutations of insured derivative contracts, insurance-related loss payments, investment agreement withdrawals, and repayments of other debt. Additionally for 2010, cash provided by investing activities included cash recognized in the consolidation of VIEs.

Financing Cash Flows

For the year ended December 31, 2011, net cash used by financing activities was $1.8 billion compared with $3.4 billion for the same period of 2010. Net cash used by financing activities in 2011 and 2010 principally related to principal payments on VIE notes, withdrawals of investment agreements, and payments for the retirement of other debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Credit Facilities

Triple-A One, an MBIA-administered multi-seller conduit consolidated in the Company’s conduit segment, historically issued commercial paper to fund assets, which were insured by MBIA Corp. Triple-A One also maintained backstop liquidity facilities covering 100% of the face amount of commercial paper outstanding. During 2008, conditions in the asset-backed commercial paper market deteriorated making it increasingly difficult for Triple-A One to issue new commercial paper at commercially acceptable rates to repay maturing obligations. Accordingly, Triple-A One borrowed under its liquidity facilities to repay maturing commercial paper. MBIA Corp.’s obligations under the financial guarantee policies issued by MBIA Corp. to insure the assets of Triple-A One cannot be accelerated to repay borrowings under the liquidity facilities and these policies only guarantee ultimate payments over time relating to the assets. By September 2008, these facilities were drawn in full and Triple-A One ceased issuing commercial paper. As of December 31, 2011, borrowings under liquidity facilities totaled $360 million and will be repaid as the assets purchased by Triple-A One mature.

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

Our available-for-sale investments comprise high-quality fixed-income securities and short-term investments. As of December 31, 2011 and 2010 the fair values of our consolidated available-for-sale investments were $8.4 billion and $11.9 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of December 31, 2011 and 2010 were $473 million and $366 million, respectively.

	As of December 31,		Percent Change 2011 vs. 2010
In millions	2011	2010
Available-for-sale investments:
U.S. public finance insurance operations segment
Amortized cost	$3,787	$5,489	-31%
Unrealized net gain (loss)	108	(66)	n/m

Fair value	3,895	5,423	-28%

Structured finance and international insurance operations
Amortized cost	1,361	2,211	-38%
Unrealized net gain (loss)	(15)	(14)	7%

Fair value	1,346	2,197	-39%

Corporate segment
Amortized cost	448	275	63%
Unrealized net gain (loss)	(61)	—	n/m

Fair value	387	275	41%

Advisory services
Amortized cost	17	21	-19%
Unrealized net gain (loss)	—	—	n/m

Fair value	17	21	-19%

Wind-down operations
Amortized cost	2,939	4,489	-35%
Unrealized net gain (loss)	(206)	(505)	-59%

Fair value	2,733	3,984	-31%

Total available-for-sale investments:
Amortized cost	8,552	12,485	-32%
Unrealized net gain (loss)	(174)	(585)	-70%

Total available-for-sale investments at fair value	8,378	11,900	-30%

Investments carried at fair value:
U.S. public finance insurance operations segment
Amortized cost	165	—	n/m
Unrealized net gain (loss)	(1)	—	n/m

Fair value	164	—	n/m

Structured finance and international insurance operations
Amortized cost	25	1	n/m
Unrealized net gain (loss)	—	—	n/m

Fair value	25	1	n/m

Corporate segment
Amortized cost	41	10	n/m
Unrealized net gain (loss)	(19)	—	n/m

Fair value	22	10	120%

Advisory services
Amortized cost	3	2	50%
Unrealized net gain (loss)	—	—	n/m

Fair value	3	2	50%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

	As of December 31,		Percent Change 2011 vs. 2010
In millions	2011	2010
Wind-down operations
Amortized cost	102	27	n/m
Unrealized net gain (loss)	(12)	(15)	-20%

Fair value	90	12	n/m

Total investments carried at fair value:
Amortized cost	336	40	n/m
Unrealized net gain (loss)	(32)	(15)	113%

Total Investments carried at fair value	304	25	n/m

Held-to-maturity investments:
Structured finance and international insurance operations—amortized cost	1	1	0%

Total held-to-maturity investments at amortized cost	1	1	0%

Other investments
U.S. public finance insurance operations segment
Amortized cost	9	—	n/m

Corporate segment
Amortized cost	—	1	-100%

Advisory services
Amortized cost	1	—	n/m

Total other investments
Amortized cost	10	1	n/m

Consolidated investments at carrying value	$8,693	$11,927	-27%

n/m—Percent change not meaningful.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of December 31, 2011 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance		Structured Finance and International		Advisory Services		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Available-for-sale:
Aaa	$1,744	54%	$947	85%	$1	50%	$—	0%	$323	15%	$3,015	46%
Aa	1,086	33%	56	5%	—	0%	—	0%	385	18%	1,527	23%
A	285	9%	8	1%	1	50%	—	0%	662	32%	956	14%
Baa	110	3%	16	1%	—	0%	—	0%	480	23%	606	9%
Below investment grade	18	1%	58	5%	—	0%	95	65%	241	12%	412	6%
Not rated	4	0%	34	3%	—	0%	52	35%	4	0%	94	2%

Total	$3,247	100%	$1,119	100%	$2	100%	$147	100%	$2,095	100%	$6,610	100%
Short-term investments	642		220		15		240		555		1,672
Investments held-to-maturity	—		1		—		—		—		1
Investments held at fair value	164		25		3		22		90		304
Other investments	15		7		1		—		83		106

Consolidated investments at carrying value	$4,068		$1,372		$21		$409		$2,823		$8,693

As of December 31, 2011, the weighted average credit quality of the Company’s available-for-sale investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations
Weighted average credit quality ratings	Aa	Aaa	Aa	Below investment grade	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of December 31, 2011, Insured Investments at fair value represented $1.3 billion or 15% of consolidated investments, of which $747 million or 9% of consolidated investments were Company-Insured Investments.

As of December 31, 2011, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range, and 5% of the total investment portfolio would be rated below investment grade.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

The distribution of the Company’s Insured Investments by financial guarantee insurer as of December 31, 2011 is presented in the following table:

	U.S. Public Finance		Structured Finance and International		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$—	0%	$43	1%	$47	1%	$428	5%	$518	7%
Assured Guaranty Municipal Corp.	80	1%	—	0%	—	0%	162	2%	242	3%
Ambac Financial Group, Inc.	26	0%	—	0%	47	1%	116	1%	189	2%
National	123	1%	—	0%	—	0%	106	1%	229	2%
FGIC	3	0%	3	0%	20	0%	83	1%	109	1%
Other	3	0%	—	0%	—	0%	7	0%	10	0%

Total	$235	2%	$46	1%	$114	2%	$902	10%	$1,297	15%

In purchasing Insured Investments, the Company independently assesses the underlying credit quality, structure and liquidity of each investment, in addition to the creditworthiness of the insurer. Insured Investments are diverse by sector, issuer and size of holding. The Company assigns underlying ratings to its Insured Investments without giving effect to financial guarantees based on underlying ratings assigned by Moody’s, or another external agency when a rating is not published by Moody’s. When an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment. A downgrade of a financial guarantee insurer will likely have an adverse affect on the fair value of investments insured by the downgraded financial guarantee insurer. If MBIA determines that declines in the fair values of Insured Investments are other-than-temporary, the Company will record a realized loss through earnings.

The underlying ratings of the Company-Insured Investments as of December 31, 2011 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions Underlying Ratings Scale	U.S. Public Finance Insurance	Structured Finance and International Insurance	Corporate	Wind-down Operations	Total

National:
Aaa	$—	$—	$—	$—	$—
Aa	54	—	—	22	76
A	43	—	—	35	78
Baa	26	—	—	49	75
Below investment grade	—	—	—	—	—

Total National	$123	$—	$—	$106	$229

MBIA Corp.:
Aaa	$—	$—	$—	$—	$—
Aa	—	5	—	111	116
A	—	—	—	37	37
Baa	—	1	—	124	125
Below investment grade	—	36	23	156	215
Not rated	—	1	24	—	25

Total MBIA Corp.	$—	$43	$47	$428	$518

Total MBIA Insured Investments	$123	$43	$47	$534	$747

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of December 31, 2011, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range, the weighted average rating of only the Company-Insured Investments was in the Baa range, and 3% of the Company-Insured Investment portfolio was rated below investment grade.

Impaired Investments

As of December 31, 2011 and 2010, we had impaired investments (investments for which fair value was less than amortized cost) with a fair value of $2.4 billion and $7.0 billion, respectively.

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

Contractual Obligations

The following table summarizes the Company’s future estimated cash payments relating to contractual obligations as of December 31, 2011. Estimating these payments requires management to make estimates and assumptions regarding these obligations. The estimates and assumptions used by management are described below. Since these estimates and assumptions are subjective, actual payments in future periods may vary from those reported in the following table. Refer to “Note 16: Insurance in Force” in the Notes to Consolidated Financial Statements for information about the Company’s exposure under insurance contracts.

	As of December 31, 2011
In millions	2012	2013	2014	2015	2016	Thereafter	Total
U.S. public finance insurance segment:
Gross insurance claim obligations	$194	$8	$7	$8	$7	$226	$450
Lease liability	0	0	0	0	1	—	1
Structured finance and international insurance segment:
Surplus notes	133	946	—	—	—	—	1,079
Gross insurance claim obligations	1,089	203	81	18	30	3,239	4,660
Lease liability	1	1	0	—	—	—	2
Advisory services segment:
Lease liability	0	0	0	0	1	2	3
Corporate segment:
Long-term debt	57	57	57	57	57	1,560	1,845
Lease liability	1	1	1	1	1	3	8
Asset/liability products segment:
Investment agreements	504	213	170	199	78	955	2,119
Medium-term notes	122	69	89	281	149	2,115	2,825
Securities sold under agreements to repurchase	288	—	—	—	—	—	288
Conduit segment:
Medium-term notes	19	22	194	27	633	462	1,357
Long-term liquidity loans	4	4	6	8	11	617	650

Total	$2,412	$1,524	$605	$599	$968	$9,179	$15,287

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Gross insurance claim obligations represent the future value of probability-weighted payments MBIA expects to make (before estimated recoveries, reinsurance and the consolidation of VIEs) under insurance policies for which the Company has recorded loss reserves (financial guarantees) or has estimated credit impairments (insured derivatives). The discounted value of estimated payments included in the table, along with probability-weighted estimated recoveries and estimated negotiated early settlements, on policies accounted for as financial guarantee insurance contracts is reported as case basis reserves within “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. Insured derivatives are recorded at fair value and reported within “Derivative liabilities” on the Company’s consolidated balance sheets. Estimated potential claim payments on obligations issued by VIEs consolidated in our structured finance and international insurance segment are included within “Gross insurance claim obligations” in the preceding table. Obligations of these VIEs are collateralized by assets held by the VIEs, and investors in such obligations do not have recourse to the general credit of MBIA. As of December 31, 2011, VIE notes issued by issuer-sponsored consolidated VIEs totaled $7.6 billion, including $4.8 billion recorded at fair value, and are not considered contractual obligations of MBIA beyond MBIA’s insurance claim obligation. The Company’s involvement with VIEs is continually reassessed as required by consolidation guidance, and may result in consolidation or deconsolidation of VIEs in future periods. As the Company consolidates and deconsolidates VIEs, the amount of VIE debt obligations recorded on its balance sheet may change significantly.

Surplus notes, investment agreements, MTNs, securities sold under agreements to repurchase, short-term debt and long-term debt include principal and interest and exclude premiums or discounts. Liabilities issued at discounts reflect principal due at maturity. Interest payments on floating rate obligations are estimated using applicable forward rates. Principal and interest on callable obligations or obligations that allow investors to withdraw funds prior to legal maturity are based on the expected call or withdrawal dates of such obligations. Liabilities denominated in foreign currencies are presented in U.S. dollars using applicable exchange rates as of December 31, 2011.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MARKET RISK (continued)

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2011 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$(284)	$(143)	$(45)	$(2)	$(30)	$(74)

Foreign Exchange Sensitivity

Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2011 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(73)	$(36)	$36	$73

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2011 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. MBIA Corp.’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally change in opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$114	$44	$(61)	$(250)

Credit Derivatives Sensitivity

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. All these transactions were insured by the Company’s structured finance and international insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of December 31, 2011, approximately 23% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s wind-down operations enter into single-name CDSs as part of its asset management activities. In 2011, the value of the Company’s credit derivative contracts was predominantly affected by the Company’s own credit risk on the portfolio and reduced collateral pricing. As risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of December 31, 2011. In scenarios where credit spreads decreased, a floor of zero was used. Refer to “Note 7: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Credit Spreads
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$1,863	$611	$166	$—	$(177)	$(749)	$(2,271)
Estimated net fair value	$(2,936)	$(4,188)	$(4,633)	$(4,799)	$(4,976)	$(5,548)	$(7,070)

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

Since the Company is now using collateral prices as an input into the new Direct Price Model for certain multi-sector insured CDOs, a sensitivity analysis below shows the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in collateral prices as of December 31, 2011.

	Change in Collateral Prices
	(Structured Finance and International Insurance Operations)

In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$100	$50	$—	$(50)	$(100)
Estimated net fair value	$(4,700)	$(4,750)	$(4,800)	$(4,850)	$(4,900)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MARKET RISK (continued)

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a one and three notch rating change in the credit quality as of December 31, 2011. A notch represents a one step movement up or down in the credit rating. Refer to “Note 7: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Credit Ratings
	(Structured Finance and International Insurance Operations)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$1,480	$455	$—	$(362)	$(1,227)
Estimated net fair value	$(3,320)	$(4,345)	$(4,800)	$(5,162)	$(6,027)

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of December 31, 2011. Refer to “Note 7: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

	Change in Recovery Rates
	(Structured Finance and International Insurance Operations)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$484	$261	$—	$(276)	$(531)
Estimated net fair value	$(4,316)	$(4,539)	$(4,800)	$(5,076)	$(5,331)

Accounting principles for fair value measurements and disclosures require the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivative portfolio using upfront credit spreads of 0%, an increase of 50%, and a decrease of 50%. The actual upfront spread used in the valuation as of December 31, 2011 ranged from 13.50% to 33.50% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Upfront Credit Spread
	(Structured Finance and International Insurance Operations)
In millions	Increase by 50 Percent	No Change	Decrease by 50 Percent	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$317	$—	$(1,145)	$(2,354)
Estimated net fair value	$(4,483)	$(4,800)	$(5,945)	$(7,154)

With the inclusion of the MBIA recovery rate in the calculation of nonperformance risk for insured CDS liabilities, the following sensitivity table presents the estimated pre-tax change in fair value of insured CDS liabilities due to changes in that recovery rate. The values we are showing below reflect the approximate trading range of the MBIA recovery rate in the last few months.

	MBIA’s Recovery Rate
	(Structured Finance and International Insurance Operations)
In millions	Decrease to 25 Percentage Points	No Change	Increase to 50 Percentage Points
Estimated pre-tax net gains (losses)	$522	$—	$(548)
Estimated net fair value	$(4,278)	$(4,800)	$(5,348)

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

Item 8. Financial Statements and Supplementary Data

MBIA INC. AND SUBSIDIARIES

See “Item 6. Selected Financial Data” for Supplementary Financial Information.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MBIA Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MBIA Inc. and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, as a result of insured losses and realized investment losses during the period from 2007 to 2011, the Company has seen ratings downgrades, a near cessation of new insurance business written by the Company and increasing liquidity pressure and faces significant risks and uncertainties that could affect amounts reported in the Company’s financial statements in future periods.

As discussed in Note 3 to the consolidated financial statements, the Company adopted in 2010 a new accounting standard for Variable Interest Entities.

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

/s/ PricewaterhouseCoopers LLP

New York, NY

February 29, 2012

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2011	December 31, 2010
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $6,259 and $9,679)	$6,177	$9,092
Fixed-maturity securities at fair value	295	25
Investments pledged as collateral, at fair value (amortized cost $642 and $548)	543	552
Short-term investments held as available-for-sale, at fair value (amortized cost $1,577 and $2,073)	1,571	2,070
Other investments (includes investments at fair value of $96 and $185)	107	188

Total	8,693	11,927
Cash and cash equivalents	473	366
Accrued investment income	63	95
Premiums receivable	1,360	1,589
Deferred acquisition costs	351	412
Prepaid reinsurance premiums	88	97
Insurance loss recoverable	3,046	2,531
Reinsurance recoverable on paid and unpaid losses	16	15
Goodwill	—	31
Property and equipment, at cost (less accumulated depreciation of $139 and $135)	69	71
Receivable for investments sold	32	8
Derivative assets	2	4
Current income taxes	—	41
Deferred income taxes, net	1,745	908
Other assets	42	46
Assets of consolidated variable interest entities:
Cash	160	764
Investments held-to-maturity, at amortized cost (fair value $3,489 and $3,760)	3,843	4,039
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $473 and $338)	432	339
Fixed-maturity securities at fair value	2,884	5,241
Loans receivable at fair value	2,046	2,183
Loan repurchase commitments	1,077	835
Derivative assets	450	699
Other assets	1	38

Total assets	$26,873	$32,279

Liabilities and Equity
Liabilities:
Unearned premium revenue	$3,515	$4,145
Loss and loss adjustment expense reserves	836	1,129
Reinsurance premiums payable	64	71
Investment agreements	1,578	2,005
Medium-term notes (includes financial instruments carried at fair value $165 and $116)	1,656	1,740
Securities sold under agreements to repurchase	287	471
Short-term debt	—	65
Long-term debt	1,840	1,851
Current income taxes	48	—
Deferred fee revenue	8	10
Payable for investments purchased	3	2
Derivative liabilities	5,164	4,617
Other liabilities	268	272
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value $4,754 and $6,680)	8,697	10,590
Long-term debt	360	360
Derivative liabilities	825	2,104
Other liabilities	1	1

Total liabilities	25,150	29,433

Commitments and contingencies (See Note 23)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—274,896,162 and 274,719,578	275	275
Additional paid-in capital	3,072	3,064
Retained earnings	805	2,124
Accumulated other comprehensive loss, net of deferred tax of $105 and $229	(176)	(406)
Treasury stock, at cost—81,752,966 and 74,973,978 shares	(2,276)	(2,225)

Total shareholders’ equity of MBIA Inc.	1,700	2,832
Preferred stock of subsidiary and noncontrolling interest	23	14

Total equity	1,723	2,846

Total liabilities and equity	$26,873	$32,279

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Premiums earned:
Scheduled premiums earned	$456	$504	$609
Refunding premiums earned	149	90	137

Premiums earned (net of ceded premiums of $12, $28, and $87)	605	594	746
Net investment income	383	457	568
Fees and reimbursements	50	160	146
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(2,371)	(162)	(166)
Unrealized gains (losses) on insured derivatives	(441)	(607)	1,650

Net change in fair value of insured derivatives	(2,812)	(769)	1,484
Net gains (losses) on financial instruments at fair value and foreign exchange	(99)	88	225
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(125)	(206)	(531)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	24	142	170

Net investment losses related to other-than-temporary impairments	(101)	(64)	(361)
Net gains (losses) on extinguishment of debt	26	35	225
Other net realized gains (losses)	(1)	29	(60)
Revenues of consolidated variable interest entities:
Net investment income	70	73	88
Net gains (losses) on financial instruments at fair value and foreign exchange	59	342	(4)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	—	—	(275)
Other-than-temporary impairments recognized in accumulated other comprehensive loss	—	—	169

Net investment losses related to other-than-temporary impairments	—	—	(106)
Net gains on extinguishment of debt	—	25	44
Other net realized gains (losses)	263	(76)	(41)

Total revenues	(1,557)	894	2,954
Expenses:
Losses and loss adjustment	(80)	232	864
Amortization of deferred acquisition costs	63	59	82
Operating	308	290	315
Interest	300	325	374
Expenses of consolidated variable interest entities:
Operating	29	24	1
Interest	62	59	101

Total expenses	682	989	1,737

Income (loss) before income taxes	(2,239)	(95)	1,217
Provision (benefit) for income taxes	(920)	(148)	583

Net income (loss)	(1,319)	53	634
Preferred stock dividends of subsidiary	—	—	11

Net income (loss) available to common shareholders	$(1,319)	$53	$623

Net income (loss) per common share:
Basic	$(6.69)	$0.26	$2.99
Diluted	$(6.69)	$0.26	$2.99
Weighted average number of common shares outstanding:
Basic	197,019,968	202,421,433	208,156,622
Diluted	197,019,968	203,021,134	208,156,622

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended December 31, 2011, 2010 and 2009

(In millions except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary and Noncontrolling Interest
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, January 1, 2009	273,199,801	$273	$3,051	$1,629	$(1,776)	(65,278,904)	$(2,183)	$994	2,759	$28

ASC 944-20 transition adjustment, net of tax of $27	—	—	—	55	—	—	—	55	—	—
ASC 320-10 transition adjustment, net of tax of $30	—	—	—	86	(56)	—	—	30	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	634	—	—	—	634	—	—
Other comprehensive loss:
Change in unrealized gains and losses on investments, net of tax of $526	—	—	—	—	1,075	—	—	1,075	—	—
Portion of other-than-temporary impairment losses recognized in other comprehensive loss, net of tax of $50	—	—	—	—	(264)	—	—	(264)	—	—
Change in fair value of derivative instruments, net of tax of $46	—	—	—	—	85	—	—	85	—	—
Change in foreign currency translation, net of tax of $4	—	—	—	—	(5)	—	—	(5)	—	—

Other comprehensive income (loss)								891

Total comprehensive income (loss)								1,525

Share-based compensation, net of tax of $5	1,627,071	2	7	—	—	85,280	3	12	—	—
Treasury shares acquired under share repurchase program	—	—	—	—	—	(4,965,400)	(15)	(15)	—	—
Preferred shares of subsidiary acquired	—	—	—	—	—	—	—	—	(1,082)	(11)
Preferred stock dividends of subsidiary	—	—	—	(11)	—	—	—	(11)	—	—

Balance, December 31, 2009	274,826,872	$275	$3,058	$2,393	$(941)	(70,159,024)	$(2,195)	$2,590	1,677	$17

ASU 2009-17 transition adjustment:
Consolidated variable interest entities, net of tax of $23	—	—	—	(319)	264	—	—	(55)	—	—
Deconsolidated variable interest entities, net of tax of $2	—	—	—	(3)	85	—	—	82	—	—

Total ASU 2009-17 transition adjustment	—	—	—	(322)	349	—	—	27	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	53	—	—	—	53	—	—
Other comprehensive income (loss):
Change in unrealized gains and losses on investments, net of tax of $112	—	—	—	—	322	—	—	322	—	—
Portion of other-than-temporary impairment losses recognized in other comprehensive loss, net of tax of $4	—	—	—	—	(7)	—	—	(7)	—	—
Change in fair value of derivative instruments, net of tax of $7	—	—	—	—	14	—	—	14	—	—
Change in foreign currency translation, net of tax of $2	—	—	—	—	(143)	—	—	(143)	—	—

Other comprehensive income (loss)								186

Total comprehensive income (loss)								239

Share-based compensation, net of tax of $3	(107,294)	—	6	—	—	(78,654)	1	7	—	—
Treasury shares acquired under share repurchase program	—	—	—	—	—	(4,736,300)	(31)	(31)	—	—
Preferred shares of subsidiary acquired	—	—	—	—	—	—	—	—	(251)	(3)

Balance, December 31, 2010	274,719,578	$275	$3,064	$2,124	$(406)	(74,973,978)	$(2,225)	$2,832	1,426	$14

Comprehensive income (loss):
Net income (loss)	—	—	—	(1,319)	—	—	—	(1,319)	—	—
Other comprehensive income (loss):
Change in unrealized gains and losses on investments, net of tax of $119	—	—	—	—	252	—	—	252	—	—
Portion of other-than-temporary impairment losses recognized in other comprehensive loss, net of tax of $3	—	—	—	—	6	—	—	6	—	—
Change in fair value of derivative instruments, net of tax of $3	—	—	—	—	5	—	—	5	—	—
Change in foreign currency translation, net of tax of $1	—	—	—	—	(33)	—	—	(33)	—	—

Other comprehensive income (loss)								230

Total comprehensive income (loss)								(1,089)

Share-based compensation, net of tax of $4	176,584	—	8	—	—	(237,912)	(1)	7	—	—
Treasury shares acquired under share repurchase program	—	—	—	—	—	(6,541,076)	(50)	(50)	—	—
Preferred shares of subsidiary acquired	—	—	—	—	—	—	—	—	(111)	(2)
Change in noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—	11

Balance, December 31, 2011	274,896,162	$275	$3,072	$805	$(176)	(81,752,966)	$(2,276)	$1,700	1,315	$23

					2011	2010	2009
Disclosure of reclassification amounts:
Change in unrealized gains and losses and other-than-temporary impairments on investments arising during the period, net of tax					$218	$121	$283

Reclassification adjustment, net of tax					40	194	528

Change in net unrealized gains and losses and other-than-temporary impairment losses, net of tax					$258	$315	$811

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(1,319)	$53	$634
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Accrued investment income	34	1	102
Premiums receivable	209	259	349
Deferred acquisition costs	61	61	100
Unearned premium revenue	(624)	(635)	(906)
Prepaid reinsurance premiums	8	75	180
Reinsurance premiums payable	(8)	(39)	(191)
Loss and loss adjustment expense reserves	(293)	(81)	196
Reinsurance recoverable on paid and unpaid losses	(1)	(11)	115
Insurance loss recoverable	(514)	(769)	(1,987)
Payable to reinsurers on recoveries	8	(71)	126
Accrued interest payable	(11)	1	(3)
Accounts receivable	7	5	41
Accrued expenses	16	11	(109)
Deferred fee revenue	(2)	(1)	(34)
Current income taxes	86	501	(292)
Amortization of bond (premiums) discounts, net	(8)	(23)	(59)
Depreciation	7	8	9
Amortization of medium-term notes (premiums) discounts, net	(11)	(5)	(16)
Net investment losses related to other-than-temporary impairments	101	64	467
Realized (gains) losses and other settlements on insured derivatives	—	(607)	—
Unrealized (gains) losses on insured derivatives	441	607	(1,650)
Net (gains) losses on financial instruments at fair value and foreign exchange	46	(430)	(221)
Other net realized (gains) losses	(235)	47	101
Deferred income tax benefit	(935)	(221)	1,091
(Gains) losses on extinguishment of debt	(26)	(60)	(269)
Share-based compensation	13	2	6
Other operating	(26)	2	28

Total adjustments to net income (loss)	(1,657)	(1,309)	(2,826)

Net cash provided (used) by operating activities	(2,976)	(1,256)	(2,192)

Cash flows from investing activities:
Purchase of fixed-maturity securities	(7,744)	(9,967)	(10,422)
Sale and redemption of fixed-maturity securities	11,321	11,896	12,677
Decrease in loans receivable	291	860	—
Purchase of held-to-maturity investments	—	(157)	(251)
Redemptions of held-to-maturity investments	196	756	750
Sale (purchase) of short-term investments, net	680	662	2,011
Sale (purchase) of other investments, net	73	53	217
Purchase of controlling interest in an affiliate, net of cash received	—	(27)	—
Consolidation/deconsolidation of variable interest entities, net	(432)	754	—
(Payments) proceeds for derivative settlements	(85)	17	—
Collateral (to) from swap counterparty	—	166	—
Capital expenditures	(5)	(5)	(6)
Disposal of capital assets	—	3	—

Net cash provided (used) by investing activities	4,295	5,011	4,976

Cash flows from financing activities:
Proceeds from issuance of investment agreements	108	97	148
Payments for drawdowns of investment agreements	(524)	(767)	(2,047)
Issuance of medium-term notes	24	25	176
Principal paydown of medium-term notes	(137)	(507)	(2,345)
Principal paydown of variable interest entity notes	(1,100)	(1,793)	(128)
Securities sold under agreements to repurchase	(184)	(31)	(317)
Dividends paid	—	(1)	(10)
Net proceeds from issuance of debt	105	—	279
Payments for retirement of debt	(65)	(393)	(55)
Proceeds from bank loans	—	—	88
(Payments) proceeds for derivative settlements	—	—	46
Purchase of treasury stock	(50)	(31)	(16)
Contribution from noncontrolling interest and redemption of subsidiary preferred stock, net	9	(29)	(11)
Restricted stock awards settlements	(2)	2	2
Collateral from reverse repurchase agreement counterparties	—	—	30
Collateral (to) from swap counterparty	—	—	(101)

Net cash provided (used) by financing activities	(1,816)	(3,428)	(4,261)

Net increase (decrease) in cash and cash equivalents	(497)	327	(1,477)
Cash and cash equivalents—beginning of period	1,130	803	2,280

Cash and cash equivalents—end of period	$633	$1,130	$803

Supplemental cash flow disclosures:
Income taxes refunded	$(74)	$(414)	$(209)
Interest paid:
Investment agreements	$33	$92	$133
Medium-term notes	36	64	96
Variable interest entity notes	273	290	105
Securities sold under agreements to repurchase	1	2	72
Other borrowings and deposits	4	7	8
Long-term debt	193	199	204
Noncash items:
Share-based compensation	$13	$2	$6
Dividends declared but not paid	—	—	1

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments, Risks and Uncertainties, and Liquidity

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates one of the largest financial guarantee insurance businesses in the industry and is a provider of asset management advisory services. These activities are managed through three business segments: United States (“U.S.”) public finance insurance, structured finance and international insurance, and advisory services. The Company’s U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation and its subsidiaries (“National”), its structured finance and international insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and its asset management advisory services business is primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). The holding company, MBIA Inc., and certain of its subsidiaries also manage certain other business activities, the results of which are reported in its corporate, asset/liability products, and conduit segments. The corporate segment includes revenues and expenses that arise from general corporate activities. While the asset/liability products and conduit businesses represent separate business segments, they may be referred to collectively as “wind-down operations” as the funding programs managed through those businesses are in wind-down. Refer to “Note 15: Business Segments” for further information about the Company’s reporting segments.

Business Developments

As a result of insured losses and realized investment losses during the period from 2007 to 2011, the Company has seen ratings downgrades, a near cessation of new insurance business written by the Company, and increasing liquidity pressure. The Company has been unable to write meaningful amounts of new insurance business since 2008 and does not expect to write significant new insurance business prior to an upgrade of the credit ratings of its insurance subsidiaries. As of December 31, 2011, National was rated BBB with a developing outlook by Standard & Poor’s Financial Services LLC (“S&P”) and Baa2 with a negative outlook by Moody’s Investors Service, Inc. (“Moody’s”). As of December 31, 2011, MBIA Insurance Corporation was rated B with a negative outlook by S&P and B3 with a review for a possible downgrade by Moody’s.

In August 2011, S&P issued new guidelines that reflect significant changes to its rating methodology for financial guarantee insurers. These new guidelines were effective immediately. The changes to S&P’s rating methodology substantially increase the amount of capital, among other qualitative factors, required to achieve its highest ratings, implement a new Largest Obligors Test and incorporate additional qualitative considerations into the ratings process. In November 2011, S&P affirmed its rating on National at BBB and on MBIA Insurance Corporation at B. In addition, in December 2011, Moody’s downgraded National’s insurer financial strength rating from Baa1 to Baa2 and changed its outlook from developing to negative, downgraded MBIA Inc.’s senior debt rating from Ba3 to B2, and placed the ratings of MBIA Insurance Corporation under review for possible downgrade. Moody’s cited the primary reason for its rating actions was the weakening of the overall MBIA group’s market standing, mainly due to the deterioration of MBIA Insurance Corporation’s credit profile. If the Company is unable to establish high stable S&P and Moody’s ratings, the Company’s ability to write new insurance business, the premiums the Company can charge, and the future acceptance of its financial guarantee insurance products may be adversely impacted.

During 2011, the Company continued to seek to reduce both the absolute amount and the volatility of its liabilities and potential liabilities through purchases of securities at discounts and commutations of insurance policies. The combination of payments to reduce liabilities, claims payments and the failure of certain mortgage originators to honor contractual obligations to repurchase ineligible mortgage loans from securitizations the Company had insured has increased liquidity pressure on MBIA Insurance Corporation and MBIA Inc. The liquidity position of MBIA Inc. primarily comprises the liquidity positions of its corporate and asset/liability products activities. As of December 31, 2011, MBIA Inc. had $226 million of cash and highly liquid assets available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $160 million of cash and liquid assets not pledged as collateral in its asset/liability products activities. The Company believes this liquidity position provides MBIA Inc. with sufficient funds to cover expected obligations through 2012. The liquidity position of MBIA Inc. experienced significant stress in 2011 primarily as a result of the deterioration in the market values of assets as a result of macroeconomic stress.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

For MBIA Corp., cash and liquid assets have also declined, from $1.2 billion as of December 31, 2010 to $534 million as of December 31, 2011 as a result of claims and commutation payments. Claims payments primarily resulted from the failure of certain mortgage-backed securities (“MBS”) sponsors to honor contractual obligations to repurchase ineligible mortgage loans. In 2011, MBIA Corp. made $835 million in gross claim payments, and commuted or agreed to commute $32.4 billion of gross insured exposure primarily comprising commercial mortgage-backed securities (“CMBS”) pools, investment grade corporate collateralized debt obligations (“CDOs”), multi-sector CDOs, among other types of exposures for which it paid $2.5 billion. The Company’s ability to commute insured transactions may be limited by available liquidity as determined based on management’s assessment. As a result of the decline in its liquid assets, the Company undertook actions in 2011 to mitigate liquidity stress through intercompany lending arrangements and the monetization of illiquid assets.

In connection with MBIA Corp. obtaining approval from the New York State Department of Financial Services (“NYSDFS”), previously referred to as The New York State Insurance Department or NYSID, to release excessive contingency reserves as of September 30, 2011 and December 31, 2011, MBIA Corp. agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Corp. has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends in the near term. In addition, in connection with the approval of the December 31, 2011 contingency reserve release, the Company agreed that National would not pay any dividends without prior approval from the NYSDFS until July 19, 2013 (which is 15 months after the expiration of the period during which National has agreed not to pay dividends in connection with the court proceeding challenging the approval of National’s unassigned surplus reset, as described in “Note 23: Commitments and Contingencies”). Refer to “Note 17: Insurance Regulations and Dividends” for more information about MBIA Corp.’s release of excessive contingency reserves.

The reference herein to “ineligible” mortgage loans refers to those mortgage loans that the Company believes failed to comply with the representations and warranties made by the sellers/servicers of the securitizations to which those mortgage loans were sold (including mortgage loans that failed to comply with the related underwriting criteria), based on the Company’s assessment of such mortgage loans’ compliance with such representations and warranties, which included information provided by third-party review firms. The Company’s assessment of the ineligibility of individual mortgage loans could be challenged by the sellers/servicers of the securitizations in litigation and there is no assurance that the Company’s determinations will prevail.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

Significant risks and uncertainties that could affect amounts reported in the Company’s financial statements in future periods include, but are not limited to, the following:

•

MBIA Corp.’s efforts to recover losses from the second-lien securitization originators could be delayed, settled at amounts below its contractual claims or potentially settled at amounts below those recorded on its balance sheets prepared under accounting principles generally accepted in the United States of America (“GAAP”) and statutory accounting principles (“U.S. STAT”). Contractual claims could become subject to bankruptcy proceedings of the originators. As of December 31, 2011 and 2010, the Company’s estimated recoveries after income taxes calculated at the federal statutory rate of 35%, were $2.0 billion and $1.6 billion, respectively, which was 119% and 58% of the consolidated total shareholders’ equity of MBIA, excluding preferred stock of subsidiaries and noncontrolling interests. As of December 31, 2011 and 2010, the related measures calculated under U.S. STAT were 89% and 59%, respectively, of the statutory capital of MBIA Corp. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for information about the Company’s second-lien residential mortgage-backed securities (“RMBS”) loss recoveries.

•

MBIA Inc. may not have sufficient liquidity to make all payments due on its liabilities and to meet other financial requirements, such as posting collateral, primarily as a result of a deficit of invested assets to debt issued to third parties and affiliates. In addition, it does not expect to receive dividends from its regulated insurance subsidiaries in the near term. Refer to “Note 17: Insurance Regulation and Dividends” for a discussion of dividend restrictions applicable to the Company’s insurance subsidiaries. Furthermore, during 2011, MBIA Inc. experienced other-than-temporary impairments and deterioration in the market values of some of its assets. If MBIA Inc. were required to sell invested assets at their current market values in order to settle liabilities, the liquidity position of MBIA Inc. would experience additional stress. A failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp. Resolving the deficit will depend on the Company’s ability to successfully implement strategies, such as raising capital and/or receiving further liquidity support under intercompany financing arrangements, and there can be no assurance that the Company will be successful in implementing these strategies or that such strategies will provide adequate liquidity. Refer to the following Liquidity section for additional information about MBIA Inc.’s liquidity position.

•

MBIA Corp. has commuted most of its higher risk CMBS pool exposures. However, if the U.S. economy weakens, commercial real estate values decline and commercial real estate servicer behavior does not continue to mitigate potential or actual credit losses in line with current trends, MBIA Corp. could incur substantial losses in that sector. As of December 31, 2011, MBIA Corp. had CMBS pool and commercial real estate (“CRE”) CDO insured par exposure of approximately $19.3 billion and $5.6 billion, respectively, excluding approximately $3.4 billion of CRE loan pools, primarily comprising European assets. Since the end of 2007 through December 31, 2011, MBIA Corp.’s CMBS pool and CRE CDO gross par exposure has decreased by approximately $29.1 billion, primarily from negotiated commutations and early settlements. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for information about the Company’s estimate of CMBS credit impairments.

•

Incurred losses from insured RMBS have declined from their peaks. However, due to the large percentage of ineligible loans included within MBIA Corp.’s second-lien portfolio, performance remains difficult to predict and losses could ultimately be in excess of MBIA Corp.’s current estimated loss reserves. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for information about MBIA Corp.’s RMBS loss reserves.

•

While MBIA Corp. has settled a substantial portion of its insured asset-backed securities (“ABS”) CDO exposure at levels within MBIA Corp.’s statutory loss reserves related to those exposures, further economic stress might cause increases in MBIA Corp.’s loss estimates on its remaining exposure. As of December 31, 2011, MBIA Corp.’s ABS CDO gross par outstanding was approximately $6.1 billion, and had decreased approximately $29.8 billion since 2007.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

•

In recent years, key components of the Company’s strategy have included commuting volatile insured exposures, purchasing instruments issued or guaranteed by the Company in order to reduce future expected economic losses and managing the liquidity requirements and risk in MBIA Inc. In order to implement this strategy, the Company put in place intercompany agreements that allocate liquidity resources among its entities in order to fund commutations and provide liquidity, where needed. The intercompany agreements with the Company’s insurance subsidiaries have required the approval of the NYSDFS. The Company’s ability to continue to draw on intercompany financing, provide other intercompany liquidity and capital support, obtain permission for contingency reserve releases, and the ability of its insurance subsidiaries to pay dividends to MBIA Inc. will in most cases require further approvals from the NYSDFS, and there can be no assurance that the Company will be able to obtain such approvals. In addition, in connection with providing such approvals, the NYSDFS may require the Company or its insurance subsidiaries to agree to take, or refrain from taking, certain actions.

•

The Company’s recent financial results have been volatile, which has impacted management’s ability to accurately project future taxable income. Insurance losses incurred beyond those currently projected may cause the Company to record additional allowances against a portion or all of its deferred tax assets. Refer to “Note 14: Income Taxes” for information about the Company’s deferred tax assets.

•

Litigation over the NYSDFS approval of National’s creation or additional hurdles to achieving high stable ratings may impede National’s ability to resume writing municipal bond insurance for some time, reducing its long-term ability to generate capital and cash from operations.

•

Municipal and state fiscal distress in the U.S. could adversely affect the Company’s operations if it resulted in larger-than-expected incurred insurance losses. Additionally, the sovereign debt crisis in the Eurozone could have an adverse impact on insured European exposures and/or cause a global slowdown in growth, thereby adversely affecting U.S. insured exposures.

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

As of December 31, 2011, the Company had $1.7 billion of shareholders’ equity and MBIA Insurance Corporation and National had $2.3 billion and $2.8 billion, respectively, of statutory capital. Statutory capital, defined as policyholders’ surplus and contingency reserves, is a key measure of an insurance company’s financial condition under insurance laws and regulations. Failure to maintain adequate levels of statutory surplus and total statutory capital could lead to intervention by the Company’s insurance regulators in its operations and constitute an event of default under certain of the Company’s contracts, thereby materially and adversely affecting the Company’s financial condition and results of operations.

Liquidity

As a financial services company, MBIA has been materially adversely affected by conditions in global financial markets. Current conditions and events in these markets, in addition to the failure by the originators of RMBS to repurchase the ineligible loans in securitizations that the Company has insured, have put substantial stress on the Company’s liquidity resources.

The Company has utilized a liquidity risk management framework, the primary objectives of which are to monitor liquidity positions and projections in its legal entities and guide the matching of liquidity resources to needs. The Company monitors its cash and liquid asset resources using stress-scenario testing. Members of MBIA’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity cushions on an enterprise-wide basis. As part of the Company’s liquidity risk management framework, the Company evaluates and manages liquidity on a legal entity basis to take into account the legal, regulatory and other limitations on available liquidity resources within the enterprise.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

The majority of the Company’s liquidity management efforts focus on:

•

The liquidity resources of MBIA Inc., which are subject to uncertainty in the timing and amount of cash inflows from dividends paid by National and MBIA Corp., the necessity of having to support the liquidity needs of the asset/liability products business, and potential cross-defaults of holding company debt with other obligations in the consolidated group. The asset/liability products business of MBIA Inc. is subject to ongoing negative cash flow and has a deficit of invested assets to liabilities. In addition, the liquidity resources of MBIA Inc. are subject to collateralization requirements in connection with the liabilities it has issued to third parties and affiliates and in connection with third party derivative contracts;

•

The liquidity resources of MBIA Corp. which are subject to losses on insured exposures, payments to counterparties in consideration for the commutation of insured transactions, and delays in the collection of contract claim recoveries related to ineligible mortgage loans in certain insured transactions; and

•

The liquidity resources of National, for which the Company has not observed material liquidity risk to date but which are exposed to unexpected loss payments on its insured transactions, liquidity support arrangements with its affiliates and the need to meet ongoing operating expenses.

In order to address these liquidity risks and efficiently manage liquidity across the entire enterprise, certain of the Company’s subsidiaries which are less liquidity constrained have entered into intercompany agreements that provide resources to subsidiaries that are more liquidity constrained. These resources include intercompany agreements described further below between the Company’s primary insurance subsidiaries and between these insurance subsidiaries and the asset/liability products business (through MBIA Inc.), which in each case were approved by the NYSDFS and are subject to ongoing monitoring by the NYSDFS.

Key Intercompany Lending Agreements

National Secured Loan

In December 2011, National provided a secured loan to MBIA Insurance Corporation (“National Secured Loan”) under which National loaned MBIA Insurance Corporation $1.1 billion at a fixed annual interest rate of 7% and with a maturity date of December 2016. MBIA Insurance Corporation has the option to defer payments of interest when due by capitalizing interest amounts to the loan balance, subject to the collateral value exceeding certain thresholds. MBIA Insurance Corporation’s obligation to repay the loan is secured by a pledge of collateral having an estimated value in excess of the notional amount of the loan as of December 31, 2011. The National Secured Loan was approved by the NYSDFS as well as by the boards of directors of MBIA Inc., MBIA Insurance Corporation and National in order to enable MBIA Corp. to fund settlements and commutations of its insurance policies. Any increase or other amendment to the terms of the loan would be subject to regulatory approval by the NYSDFS.

Asset Swap

National maintains simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with MBIA Inc. for up to $2.0 billion based on the fair value of securities borrowed. The Asset Swap provides MBIA Inc. with eligible assets to pledge under investment agreement and derivative contracts in the asset/liability products business. As of December 31, 2011, the notional amount utilized under each of these agreements was $1.3 billion and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $1.4 billion and $1.5 billion, respectively. The net average interest rate on these transactions was 0.34%, 0.35% and 1.70% for the years ended December 31, 2011, 2010 and 2009, respectively. The NYSDFS approved the Asset Swap in connection with the re-domestication of National to New York. National has committed to the NYSDFS to use commercially reasonable efforts to reduce the amount of the Asset Swap over time.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

MBIA Corp. Secured Loan

MBIA Corp., as lender, maintained a secured lending agreement with MBIA Inc. (“MBIA Corp. Secured Loan”) for the benefit of MBIA Inc.’s asset/liability products business, which totaled $2.0 billion at inception and which was scheduled to mature in November 2011. In the fourth quarter of 2011, the maturity of the MBIA Corp. Secured Loan was extended with the approval of the NYSDFS to May of 2012 with a maximum outstanding amount of $450 million. The interest rate on the MBIA Corp. Secured Loan is 2.43%. As of December 31, 2011, the amount outstanding under the MBIA Corp. Secured Loan was $300 million after repayments of $675 million during 2011. The fair value of the collateral pledged by MBIA Inc. to MBIA Corp. under this agreement was $168 million as of December 31, 2011.

Conduit Repurchase Agreement

During the fourth quarter of 2010, MBIA Inc. entered into a repurchase agreement with Meridian Funding Company, LLC (“Conduit Repurchase Agreement”), under which $1.0 billion notional amount may be utilized, subject to a pledge of collateral. The Conduit Repurchase Agreement had an average interest rate during 2011 of 2.41%. As of December 31, 2011, the notional amount utilized by MBIA Inc. under this agreement was $80 million.

MBIA Inc. Liquidity

The activities of MBIA Inc. consist of holding and managing investments, servicing outstanding corporate debt instruments, investment agreements and medium-term notes (“MTNs”) issued by the asset/liability products and conduits segments, posting collateral under financing and hedging arrangements and investment agreements, making payments and collateral postings related to interest rate and foreign exchange swaps, and paying operating expenses. The primary sources of cash within MBIA Inc. used to meet its liquidity needs include available cash and liquid assets not subject to collateral posting requirements, as well as scheduled principal and interest on assets held in its investment portfolio, dividends from subsidiaries, payments under tax sharing agreements with these subsidiaries (once the payments become unrestricted) and the ability to issue debt and equity. There can be no assurance as to the amount and timing of any such dividends or payments under the tax sharing agreements. MBIA Inc.’s corporate debt, investment agreements, MTNs, and derivatives may be accelerated by the holders of such instruments upon the occurrence of certain events, such as a breach of covenant or representation, a bankruptcy of MBIA Inc. or the filing of an insolvency proceeding with respect to MBIA Corp. MBIA Inc.’s obligations under its loans from MBIA Global Funding, LLC (“GFL”) may be accelerated only upon the occurrence of a bankruptcy or liquidation of MBIA Inc. Refer to “Note 15: Business Segments” for a description of the GFL loans. In the event of any acceleration of the Company’s obligations, including under its corporate debt, investment agreements, MTNs, or derivatives, the Company likely would not have sufficient liquid resources to pay amounts due with respect to its corporate debt and other obligations that are not already collateralized.

During 2011, pursuant to the tax sharing agreement, National paid MBIA Inc. $114 million related to the 2010 tax year and $144 million of estimated taxes related to the 2011 tax year. Consistent with the tax sharing agreement, these amounts were placed in an escrow account until the expiration of National’s two-year net operating loss (“NOL”) carry-back period under U.S. tax rules. At the expiration of National’s carry-back period, any funds remaining after any reimbursement to National in respect of any NOL carry-backs would be available for general corporate purposes, including to satisfy any other obligations under the tax sharing agreement.

MBIA Inc. is subject to material liquidity risks and uncertainty. To mitigate these risks, the Company seeks to maintain cash and liquid investments in excess of its expected cash requirements over a multi-year period. The Company seeks to manage liquidity within a number of risk and liquidity parameters and maintains cash and liquidity resources that it believes will be sufficient to make all payments due on its obligations and to meet other financial requirements, such as posting collateral, through 2012.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

Liquidity risk within MBIA Inc. is primarily a result of the following factors:

•

Currently, the majority of the assets of MBIA Inc. are pledged against investment agreement liabilities, intercompany and third party financing arrangements and derivatives, which limits its ability to raise liquidity through asset sales. In addition, if the market value or rating eligibility of the assets which are pledged against these obligations were to decline, the Company would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. In such event, the Company may sell additional assets, potentially with substantial losses, finance unencumbered assets through intercompany or third party facilities, use free cash or other assets, in some cases with NYSDFS approval, although there can be no assurance that these strategies will be available or adequate to meet liquidity requirements.

•

There is a deficit of invested assets to liabilities issued to third-parties and affiliates of $591 million as of December 31, 2011. This deficit is expected to increase as a result of on-going expected operating losses. This deficit will need to be reversed prior to the maturity of the liabilities in order to ensure that there are sufficient funds available to fully retire the liabilities. The Company expects that MBIA Inc. will be able to eliminate the deficit prior to the maturity of the related liabilities from distributions from its operating subsidiaries and by raising third party capital, although there can be no assurance that MBIA Inc. will be able to eliminate the deficit through such means.

Because the majority of MBIA Inc.’s assets are pledged against the obligations described above, the widening of credit spreads would have an adverse impact on the market value of these assets and increase collateralization requirements for the portfolio. The following table presents the estimated pre-tax change in fair value of the asset/liability products business’ assets as of December 31, 2011 from instantaneous shifts in credit spread curves. This table assumes that all credit spreads move by the same amount; however, it is more likely that the actual changes in credit spreads will vary by investment sector and individual security. The table presents hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads.

	Change in Credit Spreads (Asset/Liability Products Business)
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$266	$75	$(71)	$(265)

In 2011, MBIA Inc. maintained three intercompany financing facilities to provide it with additional resources to meet its liquidity requirements within the asset/liability products business: the Asset Swap, the MBIA Corp. Secured Loan and the Conduit Repurchase Agreement. Refer to the preceding “Key Intercompany Lending Agreements” section for a description of these facilities.

During 2011, MBIA Inc. experienced deterioration in the market values of some of its assets, resulting in increased collateral requirements. During the fourth quarter of 2011, the Company extended the maturity date of the MBIA Corp. Secured Loan, with NYSDFS approval, to May 2012 for a maximum outstanding amount of $450 million, to provide additional liquidity in the event of future declines in asset values.

Stressed credit market conditions in 2012 could cause MBIA Inc. to have insufficient resources to cover collateral and/or other liquidity requirements in 2012. Management has identified certain contingent actions within its control to mitigate this risk. These contingent actions include: (1) sales of encumbered and other invested assets exposed to credit spread stress risk; (2) termination and settlement of interest rate swap agreements; and (3) other available advances from subsidiaries. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk. In the event that the Company cannot implement the contingent actions identified above to raise liquidity, or eliminate the deficit, it may have insufficient assets to make all payments on its obligations as they come due, which could result in a default by MBIA Inc. on its obligations and the potential for MBIA Corp., as guarantor of the investment agreements and GFL MTNs, to be called upon to satisfy obligations on those instruments as they come due.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

MBIA Corp. Liquidity

Liquidity available in the structured finance and international insurance segment is affected by the payment of claims on insured exposures, payments made to commute insured exposure, the Company’s ability to collect on receivables associated with loss payments, a reduction in investment income, any unanticipated expenses, or the impairment or a significant decline in the fair value of invested assets. The Company may also experience liquidity constraints as a result of New York Insurance Law (“NYIL”) requirements that the Company maintains specified, high quality assets to back the Company’s reserves and surplus.

The Company believes the current liquidity position of MBIA Corp. is adequate to make expected future claims payments. However, the liquidity position of MBIA Corp. has been stressed due to the failure of the sellers/servicers of RMBS transactions insured by MBIA Corp. to repurchase ineligible mortgage loans in certain insured transactions and payments to counterparties in consideration for the commutation of insured transactions, which have resulted in a substantial reduction of exposure and potential loss volatility. While MBIA Corp. has made and may in the future make payments to counterparties in consideration for the commutation of insured transactions, MBIA Corp.’s ability to commute insured transactions will depend on management’s assessment of available liquidity.

Payment requirements for the structured finance and international financial guarantee contracts fall into three categories: (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; and (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted, which payments are unscheduled and therefore more difficult to predict, and which category applies to most of the transactions on which the Company have recorded loss reserves. MBIA Corp. is generally required to satisfy claims within one to three business days, and as a result seeks to identify potential claims in advance through the Company’s monitoring process. While the Company’s financial guarantee policies generally cannot be accelerated, thereby mitigating liquidity risk, the insurance of credit default swap (“CDS”) contracts may, in certain events, including the insolvency or payment default of the insurer or the issuer of the CDS, be subject to termination by the counterparty, triggering a claim for the fair value of the contract. Additionally, the Company’s structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes. In order to monitor liquidity risk and maintain appropriate liquidity resources, the Company uses the same methodology as the Company uses to monitor credit quality and losses within the Company’s insured portfolio including stress scenarios. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for further discussion.

Since the fourth quarter of 2007 through December 31, 2011, MBIA Corp. has made $10.7 billion of cash payments, before reinsurance and collections and excluding LAE, (including payments made to debt holders of consolidated variable interest entities (“VIEs”)) associated with second-lien RMBS securitizations and with commutations and claim payments relating to CDS contracts. These cash payments include loss payments of $730 million made on behalf of MBIA Corp.’s consolidated VIEs. Of the $10.7 billion, MBIA Corp. has paid $6.2 billion of claims on policies insuring second-lien RMBS securitizations, driven primarily by an extensive number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers.

MBIA Corp. is seeking to enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations and has recorded a total of $3.1 billion of related expected recoveries on its consolidated balance sheets as of December 31, 2011, including expected recoveries recorded in the Company’s consolidated VIEs. A substantial majority of the Company’s put-back claims have been disputed by the loan sellers/servicers and is currently subject to litigation discussed more fully in “Note 23: Commitments and Contingencies”. There is some risk that the sellers/servicers or other responsible parties might not be able to satisfy any judgment the Company secures in litigation. There can be no assurance that the Company will be successful or that the Company will not be delayed in realizing these recoveries. The Company believes that it has adequate liquidity resources to provide for anticipated cash outflows; however, if the Company does not realize or is delayed in realizing these expected recoveries, the Company may not have adequate liquidity to fully execute the strategy to reduce future potential economic losses by commuting policies and purchasing instruments issued or guaranteed by the Company, or to repay any intercompany borrowings.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

A portion of the commutation payments made in the fourth quarter of 2011 were financed through the National Secured Loan that was entered into in the fourth quarter of 2011. The National Secured Loan was approved by the NYSDFS as well as by the boards of directors of MBIA Inc., MBIA Insurance Corporation and National in order to enable MBIA Corp. to fund settlements and commutations of its insurance policies. MBIA Insurance Corporation’s obligation to repay the loan is secured by a pledge of collateral having a value in excess of the notional amount of the loan. Interest on the loan may be accrued and deferred at any time that the value of that collateral exceeds certain thresholds. MBIA Insurance Corporation’s ability to repay the loan and any accrued interest will be primarily predicated on MBIA Corp.’s ability to collect on its future receivables, including its ability to successfully enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations it insured. MBIA Insurance Corporation may seek to increase the size of the loan in the future. Any such increase or other amendment to the terms of the loan would be subject to regulatory approval by the NYSDFS.

MBIA Corp. also insures third party holders of the Company’s asset/liability products segment’s obligations. If the Company was unable to meet payment or collateral requirements associated with these obligations, the holders thereof could make claims under the MBIA Corp. insurance policies. In 2008, to provide additional liquidity to the asset/liability products business, MBIA Corp. lent $2.0 billion to the segment on a secured basis under the MBIA Corp. Secured Loan, the outstanding balance of which loan was $300 million as of December 31, 2011. The MBIA Corp. Secured Loan was originally scheduled to mature in the fourth quarter of 2011, but has been extended with the approval of the NYSDFS to May 2012 with a maximum outstanding amount of $450 million. During the year ended December 31, 2011, a total of $675 million was repaid.

As of December 31, 2011, MBIA Corp. held cash and available-for-sale investments of $1.5 billion, of which $534 million comprised cash and highly liquid assets. The Company believes that MBIA Corp.’s liquidity resources will adequately provide for anticipated cash outflows. In the event of unexpected liquidity requirements, the Company may have insufficient resources to meet its obligations or insufficient qualifying assets to support its surplus and reserves, and may seek to increase its cash holdings position by selling or financing assets, or raising external capital, and there can be no assurance that the Company will be able to draw on these additional sources of liquidity.

National Liquidity

Despite continued adverse macroeconomic conditions in the U.S., the incidence of default among U.S. public finance issuers remains extremely low and the Company believes that the liquidity position of its U.S. public finance insurance segment is sufficient to meet cash requirements in the ordinary course of business.

Liquidity risk arises in the Company’s U.S. public finance insurance segment primarily from the following:

•

The insurance policies issued or reinsured by National, the entity from which the Company conducts its U.S. public finance insurance business, provide unconditional and irrevocable guarantees of payments of the principal of, and interest or other amounts owing on, insured obligations when due; or, in the event that the insurance company has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon the insurance company’s election to accelerate. In the event of a default in payment of principal, interest or other insured amounts by an issuer, National generally promises to make funds available in the insured amount within one to three business days following notification. In some cases, the amount due can be substantial, particularly if the default occurs on a transaction to which National has a large notional exposure or on a transaction structured with large, bullet-type principal maturities. The fact that the U.S. public finance insurance segment’s financial guarantee contracts generally cannot be accelerated by a party other than the insurer helps to mitigate liquidity risk in this segment.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

•

National has entered into certain intercompany transactions to support the liquidity needs of its affiliates. These include the National Secured Loan to MBIA Insurance Corporation in the fourth quarter of 2011 and the Asset Swap through which National provides liquid assets to the Company’s asset/liability products business. These transactions may impair National’s ability to implement its business plan while they remain outstanding as the repayment of the National Secured Loan will primarily be predicated on MBIA Corp.’s ability to successfully enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations it insured, while changes in the market value of securities sold to National under its Asset Swap with the asset/liability products business can adversely affect its liquidity position.

•

The Company’s U.S. public finance insurance segment requires cash for the payment of operating expenses. Declines in operating cash inflows due to depressed new business writings, declines in cash inflows from investment income, unanticipated expenses, or an impairment or significant decline in the fair value of invested assets could negatively impact its liquidity position.

As of December 31, 2011, the notional amount utilized under the Asset Swap was $1.3 billion and the fair value of collateral pledged by National under the agreement was $1.4 billion. The Asset Swap provides yield enhancement to the Company’s U.S. public finance insurance investment portfolio as a result of increased net interest earnings from the agreement. The net average interest rate on this transaction was 0.34%, 0.35% and 1.70% for the years ended December 31, 2011, 2010 and 2009, respectively.

National held cash and short-term investments of $771 million as of December 31, 2011, of which $703 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. With the exception of its loan to MBIA Insurance Corporation, most of National’s investments, including those encumbered by the Asset Swap, are liquid and highly rated.

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

Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the reclassification of certain investments from the previously reported line “Investments held-to-maturity, at amortized cost” to “Fixed-maturity securities held as available-for-sale, at fair value” reported under “Assets of consolidated variable interest entities” and certain investments from the previously reported line “Other investments” to “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets. These reclassifications had no impact on total revenues, expenses, assets, liabilities, or shareholders’ equity for all periods presented.

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

Investments

The Company classifies its fixed-maturity investments as available-for-sale, held-to-maturity, or trading. Available-for-sale investments are reported in the consolidated balance sheets at fair value with unrealized gains and losses, net of applicable deferred income taxes, reflected in accumulated other comprehensive income (loss) in shareholders’ equity. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities. For mortgage-backed securities (“MBS”) and ABS discounts and premiums are adjusted quarterly for the effects of actual and expected prepayments on a retrospective basis. For pre-refunded bonds, the remaining term is determined based on the contractual refunding date. Investment income is recorded as earned. Realized gains and losses represent the difference between the amortized cost value and the sale proceeds. The first-in, first-out method is used to identify the investments sold and the resulting realized gains and losses are included as a separate component of revenues.

Held-to-maturity investments consist mainly of debt securities for which the Company has the ability and intent to hold such investments to maturity. These investments are reported in the consolidated balance sheets at amortized cost. Discounts and premiums are amortized using the effective yield method over the remaining term of the assets. Investment income, including interest income, is recorded as earned.

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

Fixed-Maturity Securities Held at Fair Value

Fixed-maturity securities at fair value include all fixed-maturity securities held by the Company for which changes in fair values are reflected in earnings. These include securities designated as trading securities, as well as those fixed maturity securities for which the Company has elected the fair value option. Changes in fair value and realized gains and losses from the sale of these securities are reflected in earnings as part of “Net gains (losses) on financial instruments at fair value and foreign exchange”. Any interest income is reflected in earnings as part of net investment income. Refer to “Note 7: Fair Value of Financial Instruments” for additional disclosures related to securities for which the Company has elected the fair value option.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Other-Than-Temporary Impairments on Investment Securities

The Company’s consolidated statements of operations reflect the full impairment (the difference between a security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it is more likely than not, such securities will not be required to be sold prior to recovery, only the credit loss component of the impairment is recognized in earnings. For available-for-sale securities, the remaining fair value loss is recognized in accumulated other comprehensive income, net of applicable deferred income taxes.

The Company’s available-for-sale and held-to-maturity securities for which the fair value is less than amortized cost are reviewed no less than quarterly in order to determine whether a credit loss exists. This evaluation includes both qualitative and quantitative considerations. In assessing whether a decline in value is related to a credit loss, the Company considers several factors, including but not limited to (a) the magnitude and duration of the decline, (b) credit indicators and the reasons for the decline, such as general interest rate or credit spread movements, credit rating downgrades, issuer-specific changes in credit spreads, and the financial condition of the issuer, and (c) any guarantees associated with a security such as those provided by financial guarantee insurance companies. Credit loss expectations for ABS and CDOs are assessed using discounted cash flow modeling, and the recoverability of amortized cost for corporate obligations is generally assessed using issuer-specific credit analyses.

Cash, Cash Equivalents and Collateral

Cash and cash equivalents include cash on hand and demand deposits with banks with original maturities of less than 90 days.

Under certain non-insurance derivative contracts entered into by the Company, collateral postings are required by either MBIA or the counterparty. The Company reports cash received or posted in its consolidated statements of cash flows as operating, investing or financing, consistent with the classification of the asset or liability that created the posting requirement.

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

Goodwill

Goodwill represents the excess of the cost of acquiring a business enterprise over the fair value of the net assets acquired. Goodwill is tested for impairment at least annually. Goodwill is impaired if the estimated fair value of a reporting unit is less than its carrying value. Any impairment loss is measured as the difference between the implied fair value and carrying value of goodwill and the excess of the fair value of its reported and unreported net assets over its carrying value is less than the amount of goodwill attributable to the reporting unit. Refer to “Note 13: Goodwill” for an explanation of the Company’s annual impairment test.

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

The useful lives of each class of assets are as follows:

Buildings and site improvements	2-31 years
Leasehold improvements	2-11 years
Furniture and fixtures	5-10 years
Computer equipment and software	3-10 years

Derivatives

MBIA has entered into derivative transactions as an additional form of financial guarantee and for purposes of hedging risks associated with existing assets and liabilities. All derivative instruments are recognized at fair value on the balance sheet as either assets or liabilities depending on the rights or obligations under the contract. The recognition of changes in the fair value of a derivative within the statements of operations will depend on the intended use of the derivative. If the derivative does not qualify as part of a hedging relationship or is not designated as such, the gain or loss on the derivative is recognized in the statements of operations as net gains (losses) on financial instruments at fair value and foreign exchange or change in fair value of insured derivatives, depending on the nature of the derivative.

The nature of the Company’s business activities requires the management of various financial and market risks, including those related to changes in interest rates and foreign currency exchange rates. The Company uses derivative instruments to mitigate or eliminate certain of those risks. The Company has designated some derivatives as fair value hedges.

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

Approximately 90% of the Company’s financial guarantee contracts qualify for the scope exception defined above and, therefore, are accounted for as financial guarantee insurance contracts. The remaining contracts do not meet the scope exception, primarily because the guaranteed party is not exposed to the risk of nonpayment both at inception of the financial guarantee contract and throughout its term. These contracts are accounted for as derivatives and reported on the Company’s balance sheets as either assets or liabilities, depending on the rights or obligations under the contract, at fair value. The Company refers to these contracts as insured CDS contracts. Insured CDS contracts are not designated as hedges and changes in the fair value are reflected in the statements of operations as unrealized gains (losses) on insured derivatives.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Refer to “Note 10: Derivative Instruments” for a further discussion of the Company’s use of derivatives and their impact on the Company’s consolidated financial statements and “Note 7: Fair Value of Financial Instruments” for derivative valuation techniques and fair value disclosures.

Offsetting of Fair Value Amounts Related to Derivative Instruments

The Company has a policy of presenting the fair value amounts recognized for eligible derivative contracts executed with the same counterparty on a net basis in the consolidated balance sheets. Accrued receivables and accrued payables which meet the offsetting criteria are netted, separately from the derivative values, in other assets/other liabilities. Cash collateral is offset against amounts recognized as derivative liabilities for eligible derivative contracts. Refer to “Note 10: Derivative Instruments” for the impact of netting eligible derivative contracts executed with the same counterparty on the consolidated balance sheets.

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

•

Level 3—Valuations based on inputs that are unobservable and supported by little or no market activity and that are significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Assets and liabilities utilizing Level 3 inputs include certain MBS, ABS and CDO securities where observable pricing information was not able to be obtained for a significant portion of the underlying assets; OTC derivatives and certain insured derivatives that require significant management judgment and estimation in the valuation.

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

The Company recognizes potential recoveries on paid claims based on probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. Such amounts are reported within “Insurance loss recoverable” on the Company’s consolidated balance sheets. To the extent the Company had recorded potential recoveries in its claim liability previous to a claim payment, such recoveries are reclassified to “Insurance loss recoverable” upon payment of the related claim and remeasured each reporting period.

The Company’s claim liability, insurance loss recoverable, and accruals for loss adjustment expenses (“LAE”) incurred are disclosed in “Note 6: Loss and Loss Adjustment Expense Reserves.”

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Investment Agreements and Medium-Term Notes

Investment agreements and MTNs are recorded as liabilities and carried at their face value, adjusted for any premiums or discounts, plus accrued interest. Interest expense is accrued at the contractual interest rate. Premiums and discounts related to investment agreements and MTNs are amortized on a constant yield basis as an adjustment to interest expense.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent collateralized transactions and are carried on the Company’s consolidated balance sheets at their contractual amounts plus accrued interest.

Financial Guarantee Insurance Premiums

Unearned Premium Revenue and Receivable for Future Premiums

The Company recognizes a liability for unearned premium revenue at the inception of financial guarantee insurance and reinsurance contracts on a contract-by-contract basis. Unearned premium revenue recognized at inception of a contract is measured at the present value of the premium due. For most financial guarantee insurance contracts, the Company receives the entire premium due at the inception of the contract, and recognizes unearned premium revenue liability at that time. For certain other financial guarantee contracts, the Company receives premiums in installments over the term of the contract. Unearned premium revenue and a receivable for future premiums are recognized at the inception of an installment contract, and measured at the present value of premiums expected to be collected over the contract period or expected period using a risk-free discount rate. The expected period is used in the present value determination of unearned premium revenue and receivable for future premiums for contracts where (a) the insured obligation is contractually prepayable, (b) prepayments are probable, (c) the amount and timing of prepayments are reasonably estimable, and (d) a homogenous pool of assets is the underlying collateral for the insured obligation. The Company has determined that substantially all of its installment contracts meet the conditions required to be treated as expected period contracts. The receivable for future premiums is reduced as installment premiums are collected. The Company reports the accretion of the discount on installment premiums receivable as premium revenue and discloses the amount recognized in “Note 5: Insurance Premiums.” The Company assesses the receivable for future premiums for collectability each reporting period, adjusts the receivable for uncollectible amounts and recognizes any write-off as operating expense, and discloses the amount recognized in “Note 5: Insurance Premiums.” As premium revenue is recognized, the unearned premium revenue liability is reduced.

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

An issuer of an insured financial obligation may retire the obligation prior to its scheduled maturity through refinancing or legal defeasance in satisfaction of the obligation according to its indenture, which results in the Company’s obligation being extinguished under the financial guarantee contract. The Company recognizes any remaining unearned premium revenue on the insured obligation as refunding premiums earned in the period the contract is extinguished to the extent the unearned premium revenue has been collected.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

MBIA Inc. and its eligible U.S. subsidiaries file a consolidated Federal income tax return. The U.S. income taxes, which represent a majority of the taxes paid by the Company, are allocated based on the provisions of the Company’s tax sharing agreement which governs the intercompany settlement of tax obligations and benefits. The method of allocation between the members is generally based upon separate-company calculations as if each member filed a separate tax return on its own. MBIA Inc. also intends, as part of the agreement, that no member’s NOL will expire without compensation.

In establishing a liability for an unrecognized tax benefit (“UTB”), assumptions may be made in determining whether a tax position is more likely than not to be sustained upon examination by the taxing authority and also in determining the ultimate amount that is likely to be realized. A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of tax benefit recognized is based on the Company’s assessment of the largest amount of benefit that is more likely than not to be realized on ultimate settlement with the taxing authority. This measurement is based on many factors, including whether a tax dispute may be settled through negotiation with the taxing authority or is only subject to review in the courts. As new information becomes available, the Company evaluates its tax positions, and adjusts its UTB, as appropriate. If the tax benefit ultimately realized differs from the amount previously recognized the Company recognizes an adjustment of the UTB.

Refer to “Note 14: Income Taxes” for additional information about the Company’s income taxes.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses (ASU 2010-20)

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 provides amended disclosure requirements related to certain financing receivables and related allowance for credit losses. The disclosure provisions are effective for the Company for the year ended December 31, 2010. These amended requirements are related only to disclosures, and do not affect the Company’s consolidated balance sheets, results of operations or cash flows. The Company accounts for its insurance premiums receivable in accordance with Accounting Standards Codification 944, “Financial Guarantee Insurance Contracts.” Refer to “Note 5: Insurance Premiums” for disclosures related to the Company’s receivable for insurance premiums.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements (continued)

Improving Disclosures about Fair Value Measurements (ASU 2010-06)

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements,” to require additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The standard also clarifies existing disclosures about the level of disaggregation, valuation techniques and inputs to fair value measurements. The Company adopted this standard as of the first quarter of 2010 except for the requirement to provide the Level 3 activity of purchases, sales issuances and settlements on a gross basis, which the Company adopted in the first quarter of 2011. As this standard only affects disclosures related to fair value, the adoption of this standard did not affect the Company’s consolidated balance sheets, results of operations, or cash flows. Refer to “Note 7: Fair Value of Financial Instruments” for these disclosures.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements (continued)

In connection with the adoption of the amended accounting guidance, the Company has elected the fair value option for eligible financial assets and financial liabilities for most, but not all, of the consolidated VIEs. The Company elected the fair value option for certain VIEs designed as RMBS securitizations, multi-sector CDOs, and CRE CDOs. Financial assets and financial liabilities of consolidated VIEs designed as life insurance securitizations collateralized by surplus notes issued by life insurance companies that can only be used to settle obligations of the respective VIEs were measured at the unpaid principal balance as of January 1, 2010. The financial assets of such VIEs are classified as held-to-maturity investments on the Company’s consolidated balance sheets. The Company elected the fair value option for the consolidated VIEs designed as RMBS securitizations, multi-sector CDOs, and CRE CDOs because fair value was considered a more appropriate measurement model for the financial assets and financial liabilities to represent the economic performance and business activity of the respective VIEs. The Company did not elect the fair value option for consolidated VIEs designed as life insurance securitizations because a held-to-maturity classification for the financial assets held by the consolidated VIEs was considered a more appropriate measurement model to represent the economic performance and business activity of the respective VIEs.

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

Recent Accounting Developments

Disclosures about Offsetting Assets and Liabilities (ASU 2011-11)

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 creates new disclosure requirements about the nature of the Company’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for the Company beginning in the first quarter 2013. This standard will only affect the Company’s disclosures and will not affect the Company’s consolidated balance sheets, results of operations, or cash flows.

Testing Goodwill for Impairment (ASU 2011-08)

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350)—Testing Goodwill for Impairment.” Under the revised guidance, an entity has an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance is effective for the Company beginning January 1, 2012 with early adoption permitted. The Company did not early adopt the guidance. The adoption of this standard will not have a material effect on the Company’s consolidated balance sheets, results of operations, or cash flows.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements (continued)

Presentation of Comprehensive Income (ASU 2011-05)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” This amendment eliminates the current option to report other comprehensive income and its components in the statements of changes in equity. The amendment does not change what currently constitutes net income and other comprehensive income. The new guidance is effective for the Company beginning January 1, 2012. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustments. These standards will only affect the Company’s presentation of comprehensive income and will not affect the Company’s consolidated balance sheets, results of operations, or cash flows. The new presentation will be included in the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2012.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This amendment results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. The new guidance is effective for the Company beginning January 1, 2012. This standard is expected to only affect the Company’s disclosures related to fair value; therefore, the adoption of this standard is not expected to affect the Company’s consolidated balance sheets, results of operations, or cash flows.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26)

In October 2010, the FASB issued ASU 2010-26, “Financial Services—Insurance (Topic 944)—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” This amendment specifies which costs incurred in the acquisition of new and renewal insurance contracts should be capitalized. The new guidance is effective for the Company beginning January 1, 2012 with early adoption as of January 1, 2011 permitted. The Company did not early adopt the guidance as of January 1, 2011. The adoption of this standard will not have a material effect on the Company’s consolidated balance sheets, results of operations, or cash flows.

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

Wind-down Operations

In its asset/liability products segment, the Company invests in obligations issued by issuer-sponsored SPEs which are included in fixed-maturity securities held as available-for-sale. The Company evaluates issuer-sponsored SPEs to determine if the entity is a VIE. For all entities determined to be VIEs, the Company evaluates whether its investment is determined to have both of the characteristics of a controlling financial interest in the VIE. The Company performs an ongoing reassessment of controlling financial interests in issuer-sponsored VIEs based on investments held. MBIA’s wind-down operations do not have a controlling financial interest in any issuer-sponsored VIEs and are not the primary beneficiary of any issuer-sponsored VIEs. In the third quarter of 2011, the one VIE that the Company formed, sponsored and was the primary beneficiary of, included in the asset/liability products segment, was dissolved and deconsolidated by the Company. The Company was the sole variable interest holder of the VIE and retained all the fixed-maturity securities, consisting of alternative A-paper (“Alt-A”) non-agency RMBS securities, and recognized no gain or loss upon deconsolidation.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of December 31, 2011 and 2010. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs as well as the value of the assets and liabilities the Company has recorded for its interest in these VIEs as of December 31, 2011 and 2010. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS and any investments in obligations issued by nonconsolidated VIEs.

	December 31, 2011
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$26,507	$15,466	$42	$67	$—	$58	$3	$113
Mortgage-backed residential	47,669	16,379	25	87	2,773	86	428	5
Mortgage-backed commercial	5,001	2,644	—	2	—	2	—	—
Consumer asset-backed	8,015	4,563	16	26	—	25	23	—
Corporate asset-backed	29,855	15,577	241	192	22	205	—	1

Total global structured finance	117,047	54,629	324	374	2,795	376	454	119
Global public finance	42,106	21,774	—	215	—	270	—	—

Total insurance	$159,153	$76,403	$324	$589	$2,795	$646	$454	$119

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

	December 31, 2010
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$30,628	$18,068	$126	$78	$—	$68	$—	$360
Mortgage-backed residential	56,828	18,494	71	95	2,270	93	598	3
Mortgage-backed commercial	5,547	3,138	—	2	—	2	—	—
Consumer asset-backed	11,709	6,780	19	30	—	29	—	—
Corporate asset-backed	42,380	22,468	246	325	5	340	—	—

Total global structured finance	147,092	68,948	462	530	2,275	532	598	363
Global public finance	42,370	21,201	—	225	—	280	—	—

Total insurance	$189,462	$90,149	$462	$755	$2,275	$812	$598	$363

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

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $10.9 billion and $9.9 billion, respectively, as of December 31, 2011, and $14.1 billion and $13.1 billion, respectively, as of December 31, 2010. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Additional VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. Net realized losses related to the initial consolidation of an additional VIE were $16 million for the year ended December 31, 2011 and $76 million for the year ended December 31, 2010. Net realized gains related to the deconsolidation of VIEs were $271 million for the year ended December 31, 2011 and immaterial for the year ended December 31, 2010.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Insurance Premiums (continued)

As of December 31, 2011 and 2010, the Company reported premiums receivable of $1.4 billion and $1.6 billion, respectively, primarily related to installment policies for which premiums will be collected over the estimated term of the contracts. Premiums receivable for an installment policy is initially measured at the present value of premiums expected to be collected over the expected period or contract period of the policy using a risk-free discount rate. Premiums receivable for policies that use the expected period of risk due to expected prepayments are adjusted in subsequent measurement periods when prepayment assumptions change using the risk-free discount rate as of the remeasurement date. As of December 31, 2011 and 2010, the weighted average risk-free rate used to discount future installment premiums was 2.8% and 3.1%, respectively, and the weighted average expected collection term of the premiums receivable was 9.13 years and 9.16 years, respectively.

The Company evaluates whether any premiums receivable are uncollectible at each balance sheet date. If the Company determines that premiums are uncollectible, it records a write-off of such amounts in current earnings. The majority of the Company’s premiums receivable consists of the present values of future installment premiums that are not yet billed or due primarily from structured finance transactions. Given that premiums due to MBIA typically have priority over most other payment obligations of structured finance transactions, the Company determined that the amount of uncollectible premiums as of December 31, 2011 and 2010 was insignificant.

As of December 31, 2011 and 2010, the Company reported reinsurance premiums payable of $64 million and $71 million, respectively, which represents the portion of the Company’s premiums receivable that is due to reinsurers. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.

The following tables present a roll forward of the Company’s premiums receivable for the years ended December 31, 2011 and 2010:

In millions			Adjustments
Premiums Receivable as of December 31, 2010	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other(1)	Premiums Receivable as of December 31, 2011	Reinsurance Premiums Payable as of December 31, 2011
$ 1,589	$(212)	$—	$(76)	$40	$19	$1,360	$64

(1)—Primarily consists of unrealized gains (losses) due to foreign currency exchange rates.

In millions				Adjustments
Premiums Receivable as of December 31, 2009	Accounting Transition Adjustment(1)	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other(2)	Premiums Receivable as of December 31, 2010	Reinsurance Premiums Payable as of December 31, 2010
$ 2,021	$(150)	$(253)	$12	$(42)	$48	$(47)	$1,589	$71

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Insurance Premiums (continued)

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

In millions	Expected Collection of Premiums
Three months ended:
March 31, 2012	$38
June 30, 2012	57
September 30, 2012	34
December 31, 2012	43

Twelve months ended:
December 31, 2013	146
December 31, 2014	129
December 31, 2015	120
December 31, 2016	111

Five years ended:
December 31, 2021	419
December 31, 2026	283
December 31, 2031 and thereafter	351

Total	$1,731

The following table presents the unearned premium revenue balance and future expected premium earnings as of and for the periods presented:

		Expected Future Premium Earnings
In millions	Unearned Premium Revenue	Upfront	Installments	Accretion	Total Expected Future Premium Earnings
December 31, 2011	$3,515

Three months ended:
March 31, 2012	3,420	$55	$40	$9	$104
June 30, 2012	3,328	54	38	9	101
September 30, 2012	3,240	53	35	9	97
December 31, 2012	3,156	51	33	8	92

Twelve months ended:
December 31, 2013	2,835	195	126	32	353
December 31, 2014	2,543	180	112	30	322
December 31, 2015	2,275	165	103	28	296
December 31, 2016	2,030	150	95	26	271

Five years ended:
December 31, 2021	1,099	581	350	99	1,030
December 31, 2026	533	346	220	61	627
December 31, 2031 and thereafter	—	296	237	63	596

Total		$2,126	$1,389	$374	$3,889

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves

Loss and Loss Adjustment Expense Process

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

Insured obligations are monitored periodically. The frequency and extent of such monitoring is based on the criteria and categories described below. Insured obligations that are judged to merit more frequent and extensive monitoring or remediation activities due to a deterioration in the underlying credit quality of the insured obligation or the occurrence of adverse events related to the underlying credit of the issuer are assigned to a surveillance category (“Caution List—Low,” “Caution List—Medium,” “Caution List—High” or “Classified List”) depending on the extent of credit deterioration or the nature of the adverse events. IPM monitors insured obligations assigned to a surveillance category more frequently and, if needed, develops a remediation plan to address any credit deterioration.

The Company does not establish any case basis reserves for insured obligations that are assigned to “Caution List—Low,” “Caution List—Medium” or “Caution List—High.” In the event MBIA expects to pay a claim as determined by probability-weighted cash flow analysis with respect to an insured transaction, it places the insured transaction on its “Classified List” and establishes a case basis reserve. The following provides a description of each surveillance category:

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

“Caution List—High”—Includes issuers where more proactive remedial action is needed but where no defaults on debt service payments are expected. Issuers in this category exhibit more significant weaknesses, such as low debt service coverage, reduced or insufficient collateral protection or inadequate liquidity, which could lead to debt service defaults in the future. Issuers in this category may have breached one or more covenants or triggers and have not taken conclusive remedial action. Therefore, IPM adopts a remediation plan and takes more proactive remedial actions.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

In establishing case basis loss reserves, the Company calculates the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and the weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of the loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. If the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of December 31, 2011. For example, a higher discount rate applied to expected future payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to the potential future recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company.

As of December 31, 2011, the majority of the Company’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP were related to insured first and second-lien RMBS transactions. These reserves and recoveries do not include estimates for policies insuring credit derivatives. Policies insuring credit derivative contracts are accounted for as derivatives and carried at fair value under GAAP. The fair values of insured derivative contracts are influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policies. In the absence of credit impairments on insured derivative contracts or the early termination of such contracts at a loss, the cumulative unrealized losses recorded from fair valuing these contracts should reverse before or at the maturity of the contracts.

Notwithstanding the difference in accounting under GAAP for financial guarantee policies and the Company’s insured derivatives, insured derivatives have similar terms, conditions, risks, and economic profiles to financial guarantee insurance policies, and, therefore, are evaluated by the Company for loss (referred to as credit impairment herein) and LAE periodically in the same way that loss and LAE reserves are estimated for financial guarantee insurance policies. Credit impairments represent actual payments and collections plus the present value of estimated expected future claim payments, net of recoveries. MBIA Insurance Corporation’s expected future claim payments were discounted using a rate of 5.59%, the same rate it used to calculate its statutory loss reserves as of December 31, 2011. These credit impairments, calculated in accordance with U.S. STAT, differ from the fair values recorded in the Company’s consolidated financial statements. The Company regards its credit impairment estimates as critical information for investors as it provides information about loss payments the Company expects to make on insured derivative contracts. As a result, the following loss and LAE process discussion includes information about loss and LAE activity recorded in accordance with GAAP for financial guarantee insurance policies and credit impairments estimated in accordance with U.S. STAT for insured derivative contracts. Refer to “Note 7: Fair Value of Financial Instruments” included herein for additional information about the Company’s insured credit derivative contracts.

RMBS Case Basis Reserves and Recoveries

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company calculated RMBS case basis reserves as of December 31, 2011 for both first-lien and second-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model, and a commercially available model to estimate expected ultimate cumulative losses on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous three months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case).

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

First-lien RMBS Reserves

The Company’s first-lien RMBS case basis reserves as of December 31, 2011, which relate to RMBS backed by Alt-A and subprime mortgage loans were determined using the Roll Rate Methodology. The Company assumes that the Roll Rate for loans in foreclosure, Real Estate Owned (“REO”) and bankruptcy are 90%, 90% and 75%, respectively. Roll Rates for current, 30-59 day delinquent loans, 60-89 day delinquent loans and 90+ day delinquent loans are calculated on a transaction-specific basis. Roll Rates for loans that are current as of November 30, 2011 (“Current Roll to Loss”) stay at the November 30, 2011 level for two months before declining to 25% of this level over a 24-month period. Additionally, the Company runs scenarios where the 90+ day roll rate to loss is set at 90%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of November 30, 2011 to estimate future losses from loans that are delinquent as of the current reporting period.

In calculating ultimate cumulative losses for first-lien RMBS, the Company estimates the amount of loans that are expected to be liquidated through foreclosure or short sale. The time to liquidation for a defaulted loan is specific to the loan’s delinquency bucket with the latest three-month average loss severities generally used to calculate losses at loan liquidation. The loss severities are reduced over time to account for reduction in the amount of foreclosure inventory, future increases in home prices, and principal amortization of the loan.

Second-lien RMBS Reserves

The Company’s second-lien RMBS case basis reserves as of December 31, 2011 relate to RMBS backed by home equity lines of credit (“HELOCs”) and closed-end second mortgages (“CES”).

The Roll Rates for 30-59 day delinquent loans and 60-89 day delinquent loans are calculated on a transaction-specific basis. The Company assumes that the Roll Rate for 90+ day delinquent loans, excluding foreclosures, REO and bankruptcies, is 95%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of November 30, 2011 to estimate future losses from loans that are delinquent as of the current reporting period.

Current Roll to Loss is calculated on a transaction-specific basis. A proportion of loans reported current as of November 30, 2011 is assumed to become delinquent every month, at a Current Roll to Loss rate that persists at a high level for a time and subsequently starts to decline. A key assumption in the model is the period of time in which the Company projects high levels of Current Roll to Loss to persist. In the Company’s base case, the Company assumes that the Current Roll to Loss begins to decline immediately and continues to decline over the next six months to 25% of their levels as of November 30, 2011. In the stress case, the period of elevated delinquency and loss is extended by six months. In the additional stress case, the Company assumes that the current trends in losses will remain through mid-2013, after which time they will revert to the base case. For example, in the base case, as of November 30, 2011, if the amount of current loans which become 30-59 days delinquent is 10%, and recent performance suggests that 30% of those loans will be charged-off, the Current Roll to Loss for the transaction is 3%. In the base case, it is then assumed that the Current Roll to Loss will reduce linearly to 25% of its original value over the next six months (i.e., 3% will linearly reduce to 0.75% over the six months from December 2011 to May 2012). After that six-month period, the Company further reduces the Current Roll to Loss to 0% by early 2014 with the expectation that the performing seasoned loans will eventually result in loan performance reverting to historically low levels of default. In the model, the Company assumes that all current loans that become delinquent are charged-off.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

In addition, in the Company’s loss reserve models for transactions secured by HELOCs, the Company considers borrower draw and prepayment rates and factors that could reduce the excess spread generated by current loans which offset losses and reduce payments. For HELOCs, the current three-month average draw rate is generally used to project future draws on the line. For HELOCs and transactions secured by fixed-rate CES, the three-month average conditional prepayment rate is generally used to start the projection for trends in voluntary principal prepayments. Projected cash flows are also based on an assumed constant basis spread between floating rate assets and floating rate insured debt obligations (the difference between Prime and London Interbank Offered Rate (“LIBOR”) interest rates, minus any applicable fees). For all transactions, cash flow models consider allocations and other structural aspects of the transactions, including managed amortization periods, rapid amortization periods and claims against MBIA Corp.’s insurance policy consistent with such policy’s terms and conditions. In developing multiple loss scenarios, stress is applied by elongating the Current Roll to Loss rate for various periods, simulating a slower improvement in the transaction performance. The estimated net claims from the procedure above are then discounted using a risk-free rate to a net present value reflecting MBIA’s general obligation to pay claims over time and not on an accelerated basis. The above assumptions represent MBIA’s best estimates of how transactions will perform over time.

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, Roll Rates, and prepayment rates (including voluntary and involuntary). However, given the large percentage of mortgage loans that were not underwritten by the sellers/servicers in accordance with applicable underwriting guidelines, performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the peak levels the Company is modeling for six months longer than in the probability-weighted outcome, the addition to the case basis reserves before considering potential recoveries would be approximately $120 million.

Second-lien RMBS Recoveries

As of December 31, 2011, the Company recorded estimated recoveries of $3.1 billion, gross of income taxes, related to second-lien RMBS put-back claims on ineligible loans, consisting of $2.0 billion included in “Insurance loss recoverable” and $1.1 billion included in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. As of December 31, 2011 and 2010, the Company’s estimated recoveries after income taxes calculated at the federal statutory rate of 35%, were $2.0 billion and $1.6 billion, respectively, which was 119% and 58% of the consolidated total shareholders’ equity of MBIA, excluding preferred stock of subsidiaries and noncontrolling interests. The percentage increase of recoveries relative to shareholders’ equity was principally driven by losses on insured derivatives as a result of MBIA’s nonperformance risk on the derivative liabilities and an increase in recorded estimated recoveries related to put-back claims of ineligible loans. These estimated recoveries relate to the Company’s put-back claims of ineligible loans, which have been disputed by the loan sellers/servicers and are currently subject to litigation initiated by the Company to pursue recovery. While the Company believes that it will prevail in enforcing its contractual rights, there is uncertainty with respect to the ultimate outcome. Furthermore, there is a risk that sellers/servicers or other responsible parties might not be able to satisfy their put-back obligations.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Recent legal decisions have led the Company to conclude that the practice of reviewing individual loans for the purpose of assessing put-back recoveries is no longer necessary. The Company determined in the context of the favorable decision on its motion in limine addressing the use of sampling to establish breach-of-contract claims in the Countrywide litigation (MBIA Insurance Corp. v. Countrywide Home Loans, Inc., et al, Index No. 602825/08 (N.Y. Sup. Ct.)) that a sufficient number of loans in each securitization have already been reviewed to demonstrate widespread breaches of the contractual provisions of the agreements with the sponsors. Furthermore, MBIA has received subsequent opinions which have confirmed that the Company is not limited to a loan-by-loan put-back remedy and can seek a pool-wide remedy based on sampling and extrapolation, as well as decisions in MBIA’s favor related to causation and rescissory damages.

The above-referenced developments have led the Company to utilize probability-weighted scenarios primarily based on the percentage of incurred losses the Company would collect as opposed to recoveries based primarily on loan file reviews. The Company’s recovery estimates incorporate five scenarios that include full recovery of its incurred losses and limited/reduced recoveries due to litigation delays and risks and/or potential financial distress of the sellers/servicers. Probabilities were assigned across these scenarios, with most of the probability weight on partial recovery scenarios. However, based on the Company’s assessment of the strength of its contract claims, the Company believes it is entitled to collect the full amount of its incurred losses on these transactions, which totaled $4.6 billion through December 31, 2011.

The Company has not recognized potential recoveries related to sellers/servicers that MBIA has determined did not have sufficient capital and resources to honor their obligations. The Company assesses the financial abilities of the sellers/servicers using external credit ratings and other factors. The impact of such factors on cash flows related to expected recoveries is incorporated into the Company’s probability-weighted scenarios. The indicative scenarios and related probabilities assigned to each scenario based on the Company’s judgment about their relative likelihoods of being realized are used to develop a distribution of possible outcomes. The sum of the probabilities assigned to all scenarios is 100%. Expected cash inflows from recoveries are discounted using the current risk-free rate associated with the underlying transaction, which ranged from 0.92% to 1.92%, depending upon the transaction’s expected average life.

The Company’s potential recoveries are typically based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. The second-lien RMBS transactions with respect to which MBIA has estimated put-back recoveries provide the Company with such rights. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, but is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy.

To date, sellers/servicers have not substituted loans which MBIA has put-back, and the amount of loans repurchased has been insignificant. The unsatisfactory resolution of these put-backs led MBIA to initiate litigation against five of the sellers/servicers to enforce their obligations. The Company has alleged several causes of action in its complaints, including breach of contract, fraudulent inducement and indemnification. MBIA’s aggregate $3.1 billion of estimated potential recoveries do not include damages from causes of action other than breach of contract. Irrespective of amounts recorded in its financial statements, MBIA is seeking to recover the full amount of its incurred losses and other damages on these transactions. MBIA has not collected any material amounts of cash related to these recoveries. Additional information on the status of these litigations can be found in the “Recovery Litigation” discussion within “Note 23: Commitments and Contingencies.”

MBIA has received five decisions with regard to the respective defendants’ motions to dismiss the Company’s claims. In each instance, the respective court denied the motion, allowing MBIA to proceed on, at minimum, its fraud and breach-of-contract claims. In December 2011, MBIA reached an agreement with one of the five sellers/servicers with whom it had initiated litigation and that litigation has been dismissed.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The Company’s assessment of the recovery outlook for insured second-lien RMBS issues is principally based on the following factors:

1.	the strength of the Company’s existing contract claims related to ineligible loan substitution/repurchase obligations;

2.	the settlement for $1.1 billion of Assured Guaranty’s put-back related claims with Bank of America in April 2011;

3.	the improvement in the financial strength of the sellers/servicers due to mergers and acquisitions and/or government assistance, which should facilitate their ability to comply with required loan repurchase/substitution obligations. The Company is not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. The Company’s assessment of any credit risk associated with these sponsors (or their successors) is reflected in the Company’s probability-weighted potential recovery scenarios;

4.	evidence of loan repurchase/substitution compliance by sellers/servicers for put-back requests made by other harmed parties with respect to ineligible loans; this factor is further enhanced by (i) Bank of America’s disclosure that it has resolved $8.0 billion of repurchase requests in the fourth quarter of 2010; (ii) the Fannie Mae settlements with Ally Bank announced on December 23, 2010 and with Bank of America (which also involved Freddie Mac) announced on December 31, 2010, and (iii) the Company’s settlement agreements entered into on July 16, 2010 and December 13, 2011 respectively, between MBIA Corp. and sponsors of certain MBIA Corp.-insured mortgage loan securitizations in which the Company received consideration in exchange for a release relating to its representation and warranty claims against the sponsor. These settlements resolved all of MBIA’s representation and warranty claims against the sponsors on mutually beneficial terms and in aggregate were slightly more than the recoveries previously recorded by the Company related to these exposures;

5.	the favorable outcome for MBIA on defendants’ motions to dismiss in the litigations discussed above, where the respective courts allowed MBIA’s contract and fraud claims against the defendants to proceed;

6.	the favorable outcome in the Countrywide litigation on MBIA’s motion to present evidence of liability and damages through the introduction of statistically valid random samples of loans rather than on a loan-by-loan basis;

7.	the favorable outcome in the Countrywide litigation denying Bank of America’s motion to dismiss MBIA’s claims for successor liability;

8.	the favorable outcome in the Countrywide litigation on MBIA’s motion regarding causation and MBIA’s right to rescissory damages;

9.	the unanimous ruling from the New York Supreme Court Appellate Division, First Department, in the Countrywide litigation allowing MBIA to pursue its fraud claims; and

10.	loan repurchase reserves and/or settlements which have been publicly disclosed by certain sellers/servicers to cover such obligations.

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

ABS CDOs (Financial Guarantees and Insured Derivatives)

MBIA’s insured ABS CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes but are not limited to RMBS related collateral, CDOs of ABS, corporate CDOs and collateralized loan obligations). These transactions were insured as either financial guarantee insurance policies or credit derivatives with the majority insured in the form of credit derivatives. Since the fourth quarter of 2007, MBIA’s insured par exposure within the ABS CDO portfolio has been substantially reduced through a combination of terminations and commutations. Accordingly, as of December 31, 2011, the insured par exposure of the ABS CDO financial guarantee insurance policies and credit derivatives portfolio has declined by approximately 83% of the insured amount as of December 31, 2007.

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

The primary factor in estimating reserves on insured ABS CDO policies written as financial guarantees and in estimating impairments on insured ABS CDO credit derivatives is the losses associated with the underlying collateral in the transactions. MBIA’s approach to establishing reserves or impairments in this portfolio employs a methodology which is similar to other structured finance asset classes insured by MBIA. The Company uses a total of five probability-weighted scenarios (which range from commutation based scenarios to a lengthened RMBS liquidation scenario) in order to estimate its reserves or impairments for ABS CDOs.

As of December 31, 2011, the Company had loss and LAE reserves totaling $171 million related to ABS CDO financial guarantee insurance policies. For the year ended December 31, 2011, the Company incurred $32 million of losses and LAE related to ABS CDO financial guarantee insurance policies after the elimination of $44 million as a result of consolidating VIEs. In addition, as of December 31, 2011, the Company estimated insured ABS CDO credit derivative impairments and LAE reserves, net of reinsurance and recoveries, totaling $444 million. For the year ended December 31, 2011, estimated impairments and LAE related to insured ABS CDO credit derivatives were a benefit of $551 million, which was primarily due to commutations of credit derivative exposures at less than previously estimated impairments. In the event of further deteriorating performance of the collateral referenced or held in ABS CDO transactions, the amount of losses estimated by the Company could increase materially.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Credit Impairments Related to Structured CMBS Pools and CRE CDOs, Accounted for as Derivatives

Most of the structured CMBS pools and CRE CDOs insured by MBIA are accounted for as insured credit derivatives and are carried at fair value in the Company’s consolidated financial statements. The following discussion provides information about the Company’s process for estimating credit impairments on these contracts using its statutory loss reserve methodology, determined as the present value of the probability-weighted potential future losses, net of estimated recoveries, across multiple scenarios as described below, plus actual payments and collections. For the year ended December 31, 2011, additional credit impairments and LAE on structured CMBS pools and CRE CDO portfolios was estimated to be $1.6 billion as a result of additional delinquencies and loan level liquidations, as well as continued refinements of MBIA’s assessment of various commutation possibilities. The cumulative credit impairments and LAE on structured CMBS pools and CRE CDO portfolios were estimated to be $2.8 billion through December 31, 2011. Although the pace of increases in the delinquency rate has slowed and many loans are being modified, liquidations have taken place. Some loans were liquidated with minimal losses of 1% to 2%, others experienced near complete losses, and in some cases severities exceeded 100%. These liquidations have led to losses in the CMBS market, and in many cases, have resulted in reductions of enhancement to the individual CMBS bonds referenced by the insured structured CMBS pools. In certain insured transactions, these losses have resulted in deductible erosion. Bond level enhancement and pool level deductibles are structural features intended to mitigate losses to the Company. However, some of the transactions reference similar rated subordinate tranches of CMBS bonds. When there are broad-based declines in property performance, this leverage can result in rapid deterioration in pool performance.

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

The Company has developed multiple scenarios to consider the range of potential outcomes in the CRE market and their impact on MBIA. The approaches require substantial judgments about the future performance of the underlying loans, and include the following:

•

The first approach considers the range of commutation agreements achieved in 2010 and 2011, which included 54 structured CMBS pools, CRE CDO and CRE loan pool policies totaling $28.7 billion of gross insured exposure. The Company considers the range of commutations achieved over the past several years with multiple counterparties. This approach results in an estimated price to commute the remaining policies with price estimates, based on this experience. It is customized by counterparty and is dependent on the level of dialogue with the counterparty and the credit quality and payment profile of the underlying exposure.

•

The second approach considers current delinquency rates and uses current and projected net operating income (“NOI”) and capitalization rates (“Cap Rates”) to project losses under three scenarios. In the first scenario, NOI and Cap Rates remain flat with no improvement over the remaining life of the loans (often four to five more years). In the second and third scenarios, loans are stratified by size with larger loans being valued utilizing lower Cap Rates than for smaller loans. These scenarios also assume that Cap Rates and NOIs remain flat for the near term and then begin to improve gradually. Additionally, in these scenarios, any loan with a balance greater than $75 million with a debt service coverage ratio less than 1.0x or that was reported as being in any stage of delinquency, was reviewed individually so that performance and loss severity could be more accurately determined. Specific loan level assumptions for this large loan subset were then incorporated into this scenario, as well as certain smaller loans when there appeared to be a material change in the asset’s financial or delinquency performance over the preceding six months. The second and third scenarios project different levels of additional defaults with respect to loans that are current. This approach relies heavily on year-end financial statements at the property level. In modeling these scenarios, the Company has received financial statements for year-end 2010 for 82% of the properties in the pools. The Company expects to start receiving financial statements for year-end 2011 in the first and second quarters of 2012.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

•

The third approach stratifies loans into debt service coverage buckets and projects defaults by using probabilities implied by a third-party default study for each bucket and relies on year-end financial statements at the property level. The implied defaults are converted into losses using a loss severity assumption. As the Company continues to see more current market performance statistics regarding modifications and liquidations in this cycle, the Company will continue to de-emphasize this more actuarial-based approach and focus more on those scenarios which best reflect current market observations.

•

The fourth approach stratifies loans into buckets based on delinquency status (including a “current” bucket) and utilizes recent Roll Rates actually experienced within each of the commercial mortgage-backed index (“CMBX”) series in order to formulate an assumption to predict future delinquencies. Ultimately, this generates losses over a projected time horizon based on the assumption that loss severities will begin to decline from the high levels seen in 2010 and 2011. The Company further examines those loans referenced in the CMBX indices which were categorized as 90+ days delinquent or in the process of foreclosure and determined the monthly ratio of such loans which were cured versus those which were liquidated or still delinquent over the past 32 months. The Company then applies the most recent rolling six-month average of this cure ratio to all loans in the 90+ day delinquent bucket or in the foreclosure process (and those projected to roll into late stage delinquency from the current and lesser stage levels of delinquency) and assumes all other loans are liquidated. The Company assumes all loans in the REO category liquidate over the next twelve months.

The loss severities projected by these scenarios vary widely, from moderate to substantial losses. Actual losses will be a function of the proportion of loans in the pools that are foreclosed and liquidated and the loss severities associated with those liquidations. If the deductibles in the Company’s insured transactions and underlying referenced CMBS transactions are fully eroded, additional property level losses upon foreclosures and liquidations could result in substantial losses for MBIA. Since foreclosures and liquidations have only begun to take place during this economic cycle, particularly for larger properties, ultimate loss rates remain uncertain. Whether CMBS collateral is included in a structured pool or in a CRE CDO, the Company believes the modeling related to the underlying bond should be the same. The Company assigns a wide range of probabilities to these scenarios, with lower severity scenarios being weighted more heavily than higher severity scenarios. This reflects the view that liquidations will continue to be mitigated by loan extensions and modifications, and that property values and NOIs have bottomed for many sectors and markets in the U.S. The weightings are customized to each counterparty. If macroeconomic stress were to increase or the U.S. goes into a recession, higher delinquencies, liquidations and/or higher severities of loss upon liquidation may result and the Company may incur substantial additional losses. Relatively little liquidation has taken place to date, so the range of possible outcomes is wider than those for the Company’s exposures to ABS CDOs and second-lien RMBS.

Loss and LAE Activity

Financial Guarantee Insurance Losses (Non-Derivative)

The Company’s financial guarantee insurance losses and LAE for the year ended December 31, 2011 are presented in the following table:

Losses and LAE
	Year Ended December 31, 2011
In millions	Second-lien RMBS	Other	Total
Losses and LAE related to actual and expected payments	$163	$67	$230
Recoveries of actual and expected payments	(380)	72	(308)

Gross losses incurred	(217)	139	(78)
Reinsurance	0	(2)	(2)

Losses and LAE	$(217)	$137	$(80)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The second-lien RMBS losses and LAE related to actual and expected payments included in the preceding table comprise net increases of previously established reserves. The second-lien RMBS recoveries of actual and expected payments comprise $448 million in recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, offset by a $68 million reduction in excess spread. Other losses and LAE were primarily driven by first-lien RMBS mortgage and ABS CDO transactions as a result of continued credit deterioration within those sectors. Additionally, the reversal of loss and LAE reserves related to lower expected future claim payments from an insured tax-backed transaction were offset by the reversal of the corresponding recoveries of such payments.

Current period changes in the Company’s estimate of potential recoveries may impact the amount recorded as an insurance loss recoverable asset, the amount of expected recoveries on unpaid losses netted against the gross loss and LAE reserve liability, or both. Total paid losses and LAE, net of reinsurance and collections, for the year ended December 31, 2011 was $729 million, including $507 million related to insured second-lien RMBS transactions. For the year ended December 31, 2011, the increase in insurance loss recoverable related to paid losses totaled $507 million, and primarily related to insured second-lien RMBS transactions.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2011:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	54	28	14	200	296
Number of issues(1)	32	18	11	130	191
Remaining weighted average contract period (in years)	8.2	5.6	6.0	9.6	8.8
Gross insured contractual payments outstanding(2):
Principal	$4,310	$1,213	$561	$10,420	$16,504
Interest	2,653	351	144	5,836	8,984

Total	$6,963	$1,564	$705	$16,256	$25,488

Gross claim liability	$—	$—	$—	$1,812	$1,812
Less:
Gross potential recoveries	—	—	—	3,813	3,813
Discount, net	—	—	—	177	177

Net claim liability (recoverable)	$—	$—	$—	$(2,178)	$(2,178)

Unearned premium revenue	$155	$16	$3	$134	$308

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

The gross claim liability as of December 31, 2011 and 2010 in the preceding tables represents the Company’s estimate of undiscounted probability-weighted future claim payments, which principally relate to insured first and second-lien RMBS transactions and U.S. public finance transactions. The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments, and principally relate to insured second-lien RMBS transactions. Both amounts reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

The following table presents the components of the Company’s loss and LAE reserves and insurance loss recoverable for insured obligations within MBIA’s classified list as reported on the Company’s consolidated balance sheets as of December 31, 2011 and 2010. The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

	As of December 31,
In millions	2011	2010
Loss reserves (claim liability)	$781	$1,059
LAE reserves	55	70

Loss and LAE reserves	$836	$1,129

Insurance claim loss recoverable	$(3,032)	$(2,531)
LAE insurance loss recoverable	(14)	—

Insurance loss recoverable	$(3,046)	$(2,531)

Reinsurance recoverable on unpaid losses	$15	$14
Reinsurance recoverable on LAE reserves	0	1
Reinsurance recoverable on paid losses	1	0

Reinsurance recoverable on paid and unpaid losses	$16	$15

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

As of December 31, 2011, loss and LAE reserves include $1.4 billion of reserves for expected future payments offset by expected recoveries of such future payments of $562 million. As of December 31, 2010, loss and LAE reserves included $2.0 billion of reserves for expected future payments offset by expected recoveries of such future payments of $896 million. As of December 31, 2011 and 2010, the insurance loss recoverable primarily related to estimated recoveries of payments made by the Company resulting from ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans and expected future recoveries on second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions. The Company expects to be reimbursed for the majority of its potential recoveries related to ineligible mortgage loans by the second quarter of 2013.

The following table presents the Company’s second-lien RMBS exposure, gross undiscounted claim liability and potential recoveries, before the elimination of amounts related to consolidated VIEs, as of December 31, 2011. All loan files reviewed with potential recoveries are included within the “Classified List.”

Second-lien RMBS Exposure		Outstanding		Gross Undiscounted
$ in billions	Issues	Gross Principal	Gross Interest	Claim Liability	Potential Recoveries
Insured issues designated as “Classified List”	34	$7.5	$2.8	$0.6	$4.6
Loan files reviewed with potential recoveries	26	$7.1	$2.7	$0.6	$4.5

The Company has performed loan file reviews on 29 of the 34 issues and recorded potential recoveries on 26 of those 29 issues, primarily related to four issuers (Countrywide, RFC, GMAC and Credit Suisse). The gross potential recoveries include estimated recoveries based on the Company’s incurred loss to date. In addition, the Company has received consideration on two transactions which have been excluded from the loan files reviewed with potential recoveries in the preceding table.

The following tables present changes in the Company’s loss and LAE reserves for the years ended December 31, 2011 and 2010. Changes in the loss and LAE reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in the timing and amounts of estimated payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of December 31, 2011 and 2010, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 1.53% and 2.73%, respectively. LAE reserves are expected to be settled within a one year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2011								Gross Loss and LAE Reserves as of December 31, 2011
Gross Loss and LAE Reserves as of December 31, 2010	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Timing of Payments	Changes in Amount of Net Payments	Changes in Assumptions	Changes in Unearned Premium Revenue	Change in LAE Reserves
$ 1,129	$(523)	$14	$(20)	$38	$—	$193	$20	$(15)	$836

The decrease in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily due to a decrease in reserves related to loss payments. Offsetting these decreases were changes in assumptions due to additional defaults and charge-offs of ineligible mortgage loans on insured second-lien RMBS issues outstanding as of December 31, 2010 and changes in the timing of payments.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2010									Gross Loss and LAE Reserves as of December 31, 2010
Gross Loss and LAE Reserves as of December 31, 2009	Accounting Transition Adjustment(1)	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Timing of Payments	Changes in Amount of Net Payments	Changes in Assumptions	Changes in Unearned Premium Revenue	Change in LAE Reserves
$ 1,580	$(364)	$(1,046)	$8	$28	$39	$(3)	$914	$(28)	$1	$1,129

(1)—Reflects the adoption of the accounting principles for the consolidation of variable interest entities.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The decrease in gross loss and LAE reserves reflected in the preceding table was primarily due to a decrease in reserves related to payment activity and an accounting transition adjustment related to the adoption of the amended accounting principles for the consolidation of VIEs. Partially offsetting the decrease were changes in assumptions due to additional defaults and charge-offs of ineligible mortgage loans in insured second-lien RMBS issues outstanding as of December 31, 2009.

The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the year ended December 31, 2011. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in the timing and amounts of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

	Gross Reserve as of December 31, 2010	Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Year Ended December 31, 2011							Gross Reserve as of December 31, 2011
In millions		Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Timing of Collections	Changes in Amount of Collections	Changes in Assumptions	Change in LAE Recoveries
Insurance Loss Recoverable	$2,531	$(101)	$57	$49	$—	$(227)	$723	$14	$3,046
Recoveries on Unpaid Losses	896	—	16	68	—	—	(416)	(2)	562

Total	$3,427	$(101)	$73	$117	$—	$(227)	$307	$12	$3,608

The Company’s insurance loss recoverable increased during 2011 primarily due to changes in assumptions associated with estimates of potential recoveries on issues outstanding as of December 31, 2010, and relate to ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, partially offset by changes in the amount of collections. Recoveries on unpaid losses decreased primarily due to changes in assumptions as a result of reduced expectations of future claim payments on U.S. public finance transactions, which resulted in a corresponding reduction in future expected recoveries. In addition, a reduction of excess spread related to first and second-lien RMBS transactions reported in recoveries on unpaid losses was offset by an increase in excess spread on paid losses reported in insurance loss recoverable.

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

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Year Ended December 31, 2010
In millions	Gross Reserve as of December 31, 2009	Accounting Transition Adjustment(1)	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Timing of Collections	Changes in Amount of Collections	Changes in Assumptions	Change in LAE Recoveries	Gross Reserve as of December 31, 2010
Insurance Loss Recoverable	$2,445	$(594)	$(81)	$36	$(10)	$33	$(56)	$790	$(32)	$2,531
Recoveries on Unpaid Losses	831	(215)	—	15	(1)	—	(8)	259	15	896

Total	$3,276	$(809)	$(81)	$51	$(11)	$33	$(64)	$1,049	$(17)	$3,427

(1)—Reflects the adoption of the accounting principles for the consolidation of variable interest entities.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The Company’s insurance loss recoverable increased during 2010 primarily due to changes in assumptions associated with estimates of potential recoveries on issues outstanding as of December 31, 2009 resulting from ineligible mortgages included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, offset by a decrease due to the adoption of the amended accounting principles for the consolidation of VIEs and collection activity. Recoveries on unpaid losses increased primarily due to changes in assumptions offset by a decrease due to the adoption of the amended accounting principles for the consolidation of VIEs.

The following table presents the Company’s total estimated recoveries from ineligible mortgage loans included in certain insured second-lien mortgage loan securitizations as of December 31, 2011. The total estimated recoveries from ineligible loans of $3.1 billion include $2.0 billion recorded as “Insurance loss recoverable” and $1.1 billion recorded as “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

In millions
Total Estimated Recoveries from Ineligible Loans as of December 31, 2010	Accretion of Future Collections	Changes in Discount Rates	Recoveries (Collections)	Changes in Amount of Collections	Changes in Assumptions	Total Estimated Recoveries from Ineligible Loans as of December 31, 2011
$ 2,517	$65	$35	$(86)	$29	$559	$3,119

The following table presents the Company’s total estimated recoveries from ineligible mortgage loans included in certain insured second-lien mortgage loan securitizations as of December 31, 2010. The total estimated recoveries from ineligible loans of $2.5 billion as of December 31, 2010 include $1.7 billion recorded as “Insurance loss recoverable” and $835 million recorded as “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

In millions
Total Estimated Recoveries from Ineligible Loans as of December 31, 2009	Accretion of Future Collections	Changes in Discount Rates	Recoveries (Collections)	Changes in Assumptions	Total Estimated Recoveries from Ineligible Loans as of December 31, 2010
$ 1,575	$51	$21	$(67)	$937	$2,517

The Company’s total estimated recoveries from ineligible loans in the preceding tables increased primarily as a result of the probability-weighted scenarios as described within the preceding “Second-lien RMBS Recoveries” section.

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

Costs associated with remediating insured obligations assigned to the Company’s “Caution List—Low,” “Caution List—Medium,” “Caution List—High” and “Classified List” are recorded as LAE. LAE is primarily recorded as part of the Company’s provision for its loss reserves and included in “Losses and loss adjustment expense” on the Company’s consolidated statements of operations. The following table presents the expenses (gross and net of reinsurance) related to remedial actions for insured obligations:

	Years ended December 31,
In millions	2011	2010	2009
Loss adjustment expense incurred, gross	$120	$91	$270
Loss adjustment expense incurred, net	$120	$86	$259

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments

Financial Instruments

The following table presents the carrying value and fair value of financial instruments reported on the Company’s consolidated balance sheets as of December 31, 2011 and 2010:

	As of December 31,
	2011		2010
In millions	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Investments held as available-for-sale and held at fair value	$8,586	$8,586	$11,739	$11,739
Other investments	107	107	188	188
Cash and cash equivalents	473	473	366	366
Receivable for investments sold	32	32	8	8
Non-insured derivatives	2	2	4	4
Assets of consolidated VIEs:
Cash	160	160	764	764
Investments held-to-maturity	3,843	3,489	4,039	3,760
Fixed-maturity securities held as available-for-sale	432	432	339	339
Fixed-maturity securities held as trading	2,884	2,884	5,241	5,241
Loans receivable	2,046	2,046	2,183	2,183
Loan repurchase commitments	1,077	1,077	835	835
Derivative assets	450	450	699	699
Liabilities:
Investment agreements	1,578	1,853	2,005	2,172
Medium-term notes	1,656	1,187	1,740	766
Securities sold under agreements to repurchase	287	286	471	454
Short-term debt	—	—	65	65
Long-term debt	1,840	1,117	1,851	1,155
Payable for investments purchased	3	3	2	2
Derivative liabilities:
Insured derivatives	4,808	4,808	4,375	4,375
Non-insured derivatives	356	356	242	242

Total derivative liabilities	5,164	5,164	4,617	4,617
Warrants	38	38	58	58
Liabilities of consolidated VIEs:
Variable interest entity notes	8,697	8,051	10,590	10,285
Long-term debt	360	368	360	340
Derivative liabilities	825	825	2,104	2,104
Financial Guarantees:
Gross	1,305	1,451	2,743	2,225
Ceded	104	94	112	48

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

Loan Repurchase Commitments

Loan repurchase commitments are obligations owed by the sellers/servicers of mortgage loans to either MBIA as reimbursement of paid claims or to the RMBS trusts as defined in the transaction documents. Loan repurchase commitments are consolidated under the amended accounting principles for the consolidation of VIEs. This asset represents the rights of MBIA against the sellers/servicers for representations and warranties that the securitized residential mortgage loans sold to the trust comply with stated underwriting guidelines and for the sellers/servicers to cure, replace, or repurchase mortgage loans that fail to comply. Fair value measurements of loan repurchase commitments represent the amounts owed by the sellers/servicers to either MBIA as reimbursement of paid claims or to the RMBS trusts as defined in the transaction documents. Loan repurchase commitments are not securities and no quoted prices or comparable market transaction information are observable or available. Loan repurchase commitments at fair value are categorized in Level 3 of the fair value hierarchy. Fair values of loan repurchase commitments are determined using discounted cash flow techniques based on observable inputs including:

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

Refer to the discussion of “Second-lien RMBS Recoveries” within “Note 6: Loss and Loss Adjustment Expense Reserves” for a further description of how these estimates of future cash flows for the assets are determined, as well as the additional risk margins and discounts applied.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The Company has elected to record three MTNs at fair value. Fair values of such notes are determined using quoted market prices or discounted cash flow techniques. Significant inputs into the valuation include yield curves and spreads to the swap curve. As these notes are not actively traded, certain significant inputs (e.g., spreads to the swap curve) are unobservable. MTNs are categorized as Level 3 of the fair value hierarchy.

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

Derivatives—Asset/Liability Products

The asset/liability products business has entered into derivative transactions primarily consisting of interest rate swaps, cross currency swaps, and CDS contracts. Fair values of OTC derivatives are determined using valuation models based on observable inputs, nonperformance risk of the Company’s own credit and nonperformance risk of the counterparties. Observable and market-based inputs include interest rate yields, credit spreads and volatilities. These derivatives are categorized in Level 2 or Level 3 of the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Description of MBIA’s Insured Derivatives

As of December 31, 2011, the Company had $74.2 billion of gross par outstanding on insured derivatives. The majority of MBIA’s insured derivatives are “credit derivatives” that reference structured pools of cash securities and CDS. The Company generally insured the most senior liabilities of such transactions and, at transaction closing, the Company’s exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral underlying the Company’s insured derivatives consists of cash securities and CDS referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, CRE loans, and CDO securities. As of December 31, 2011, the gross par outstanding of the Company’s insured credit derivatives totaled $67.1 billion. The remaining $7.1 billion of gross par outstanding on insured derivatives as of December 31, 2011 primarily related to insured “interest rate” and “inflation-linked” swaps for which the Company has insured counterparty credit risk.

Most of MBIA’s insured CDS contracts require MBIA to make payments for losses of the principal outstanding under the contracts when losses on the underlying referenced collateral exceed a predetermined deductible. MBIA’s gross par outstanding and maximum payment obligation under these contracts as of December 31, 2011 was $50.2 billion. The underlying referenced collateral for contracts executed in this manner largely consists of investment grade corporate debt, structured CMBS pools and, to a lesser extent, corporate and multi-sector CDOs. MBIA’s multi-sector CDOs are classified into CDOs of high-grade U.S. ABS, including one CDO-squared transaction, and CDOs of mezzanine U.S. ABS. As of December 31, 2011, gross par outstanding on MBIA Corp.-insured CDOs of high-grade U.S. ABS totaled $3.8 billion. The majority of the collateral contained within the Company’s ABS multi-sector CDOs comprised RMBS. MBIA also had $16.9 billion of gross par outstanding on insured CDS contracts that require MBIA to make timely interest and ultimate principal payments.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

MBIA’s insured CDS contracts are designed to replicate the Company’s financial guarantee insurance policies, and do not contain typical CDS market standard features for collateral posting or cash settlement upon default of the underlying reference obligation. The Company’s insured CDS contracts provide credit protection on collateralized securities or reference portfolios of securities, and benefit from credit enhancement, including a stated deductible or subordination. The Company is not required to post collateral in any circumstance. MBIA payments under an insured derivative contract are due after an aggregate amount of losses are incurred on the underlying reference obligations in excess of the deductible or subordination amounts. Once such losses exceed the deductible or subordination amounts, MBIA is generally obligated to pay the losses, net of recoveries, on any subsequent defaults on the reference obligations. Certain insured CDS contracts also provide for further deferrals of payment at the option of MBIA. In the event of a failure to pay an amount due under the insured CDS by MBIA Corp. or the insolvency of MBIA Corp., the counterparty may terminate the insured CDS and make a claim for the amount due, which would be based on the fair value of the insured CDS at such time. An additional difference between the Company’s insured derivatives and typical market standard CDS contracts is that the Company’s contract, like its financial guarantee contracts, generally cannot be accelerated by the counterparty in the ordinary course of business but only upon the occurrence of certain events including the failure to pay an amount due under the CDS or the insolvency of the financial guarantee insurer of the CDS, MBIA Insurance Corporation or MBIA UK Insurance Ltd (“MBIA UK”). Similar to the Company’s financial guarantee insurance contracts, all insured CDS policies are unconditional and irrevocable obligations of the Company and are not transferable unless the transferees are also licensed to write financial guarantee insurance policies. Since insured CDS contracts are accounted for as derivatives under relevant accounting guidance for derivative instruments and hedging activities, MBIA Corp. did not defer the charges associated with underwriting the CDS policies and they were expensed at origination.

Occasionally, insured CDS contracts are terminated by agreement between MBIA and the counterparty. When these contracts are terminated, any settlement amounts paid are evaluated and considered as a data point in pricing other similar insured derivative contracts whenever possible.

Valuation Models Used

Approximately 76% of the balance sheet fair value of insured credit derivatives as of December 31, 2011 was valued using the BET Model. Approximately 24% of the balance sheet fair value of insured credit derivatives as of December 31, 2011 was valued using the internally developed Direct Price Model. An immaterial amount of insured credit derivatives were valued using other methods, including a dual-default model.

A. Description of the BET Model

1. Valuation Model Overview

The BET Model was originally developed by Moody’s to estimate the loss distribution on a diverse pool of assets. The Company has modified this technique in an effort to incorporate more market information and provide more flexibility in handling pools of non- homogeneous assets. The modifications are (a) the Company uses market credit spreads to determine default probability instead of using historical loss experience, and (b) for collateral pools where the spread distribution is characterized by extremes, the Company models each segment of the pool individually instead of using an overall pool average.

The BET Model estimates what a bond insurer would charge to guarantee a transaction at the measurement date, based on the market-implied default risk of the underlying collateral and the remaining structural protection in a deductible or subordination. This approach assumes that bond insurers would be willing to accept these contracts from the Company at a price equal to what the Company could issue them for in the current market. While the premium charged by financial guarantors is not a direct input into the Company’s model, the model estimates such premium, and this premium increases as the probability of loss increases, driven by various factors including rising credit spreads, negative credit migration, lower recovery rates, lower diversity score and erosion of deductible or subordination.

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

The primary weaknesses of the BET Model:

•	As of December 31, 2011, some of the model inputs were either unobservable or derived from illiquid markets which might adversely impact the model’s reliability.

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

As of December 31, 2011, sector-specific spreads were used in 7% of the transactions valued using the BET Model. Corporate spreads were used in 51% of the transactions and spreads benchmarked from the most relevant spread source were used for 42% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy, including using actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. The spread source can also be identified by whether or not it is based on collateral WARF. No collateral-specific spreads are based on WARF, sector-specific and corporate spreads are based on WARF, and some benchmarked spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spreads were used for 80% of the transactions.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

d. Input Adjustments for Insured CMBS Derivatives in the Current Market

Approximately $22.9 billion gross par of MBIA’s insured derivative transactions as of December 31, 2011 includes substantial amounts of CMBS and commercial mortgage collateral. Since the CMBX is now quoted in price terms and the BET Model requires a spread input, it is necessary to convert CMBX prices to spreads. Through the third quarter of 2010, the Company assumed that a portion of the CMBX price reflected market illiquidity. The Company assumed this illiquidity component was the difference between par and the price of the highest priced CMBX triple-A series. The Company assumed that the price of each CMBX index has two components: an illiquidity component and a loss component. The market implied losses were assumed to be the difference of par less the liquidity adjusted price. These loss estimates were converted to spreads using an internal estimate of duration. Beginning in the fourth quarter of 2010, the Company determined that it would not be appropriate to continue to use a CMBS illiquidity component in the models due to increased liquidity in the marketplace.

e. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET Model at discount rates which include MBIA CDS spreads as of December 31, 2011. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than the Company’s recovery derivative price multiplied by the unadjusted derivative liability.

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

Overall Model Results

As of December 31, 2011 and 2010, the Company’s net insured derivative liability was $4.8 billion and $4.4 billion, respectively, and was primarily related to the fair values of insured credit derivatives, based on the results of the aforementioned pricing models. In the current environment, the most significant driver of changes in fair value is nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $5.7 billion and $12.1 billion lower than the net liability that would have been estimated if the Company excluded nonperformance risk in its valuation as of December 31, 2011 and 2010, respectively. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of the Company’s economic condition, that the Company will be able to pay all claims when due.

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

Financial Guarantees

Gross Financial Guarantees—The fair value of gross financial guarantees is determined using discounted cash flow techniques based on inputs that include (i) assumptions of expected losses on financial guarantee policies where loss reserves have not been recognized, (ii) amount of losses expected on financial guarantee policies where loss reserves have been established, net of expected recoveries (iii) the cost of capital reserves required to support the financial guarantee liability, (iv) operating expenses, and (v) discount rates. The MBIA Corp. CDS spread and recovery rate are used as the discount rate for MBIA Corp., while the Assured Guaranty Corp. CDS spread and recovery rate are used as the discount rate for National. Discount rates are adjusted to reflect nonperformance risk of the Company.

The carrying value of MBIA’s gross financial guarantees consists of unearned premium revenue and loss and LAE reserves, net of the insurance loss recoverable as reported on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Ceded Financial Guarantees—The fair value of ceded financial guarantees is determined by applying the percentage ceded to reinsurers to the related fair value of the gross financial guarantees. The carrying value of ceded financial guarantees consists of prepaid reinsurance premiums and reinsurance recoverable on paid and unpaid losses as reported on MBIA’s consolidated balance sheets.

Fair Value Measurements

The following fair value hierarchy tables present information about the Company’s assets (including short-term investments) and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2011
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,038	$103	$—	$—	$1,141
Foreign governments	277	62	11	—	350
Corporate obligations	1	1,531	206	—	1,738
Mortgage-backed securities:
Residential mortgage-backed agency	—	1,276	8	—	1,284
Residential mortgage-backed non-agency	—	350	17	—	367
Commercial mortgage-backed	—	34	24	—	58
Asset-backed securities:
Collateralized debt obligations	—	78	60	—	138
Other asset-backed	—	130	318	—	448
State and municipal bonds	—	924	—	—	924

Total taxable bonds	1,316	4,488	644	—	6,448
Tax exempt bonds:
State and municipal bonds	—	1,137	28	—	1,165
Other fixed-maturity investments	—	15	—	—	15

Total fixed-maturity investments	1,316	5,640	672	—	7,628
Money market securities	912	—	—	—	912
Perpetual preferred securities	—	106	1	—	107
Other	25	—	10	—	35

Total	2,253	5,746	683	—	8,682
Derivative assets:
Non-insured derivative assets:
Credit derivatives	—	1	—	—	1
Interest rate derivatives	—	91	3	—	94
Other	—	—	—	(93)	(93)

Total derivative assets	—	92	3	(93)	2

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2011
Assets of consolidated VIEs:
Corporate obligations	—	170	69	—	239
Mortgage-backed securities:
Residential mortgage-backed agency	—	3	—	—	3
Residential mortgage-backed non-agency	—	1,437	21	—	1,458
Commercial mortgage-backed	—	559	22	—	581
Asset-backed securities:
Collateralized debt obligations	—	330	203	—	533
Other asset-backed	—	236	67	—	303

Total fixed maturity securities at fair value	—	2,735	382	—	3,117
Money market securities	199	—	—	—	199
Loans receivable	—	—	2,046	—	2,046
Loan repurchase commitments	—	—	1,077	—	1,077
Derivative assets:
Credit derivatives	—	—	447	—	447
Interest rate derivatives	—	3	—	—	3

Total assets	$2,452	$8,576	$4,638	$(93)	$15,573

Liabilities:
Medium-term notes	$—	$—	$165	$—	$165
Derivative liabilities:
Insured derivatives:
Credit derivatives	—	18	4,790	—	4,808
Non-insured derivatives:
Interest rate derivatives	—	445	—	—	445
Currency derivatives	—	4	—	—	4
Other	—	—	—	(93)	(93)
Other liabilities:
Warrants	—	38	—	—	38
Liabilities of consolidated VIEs:
Variable interest entity notes	—	1,865	2,889	—	4,754
Derivative liabilities:
Credit derivatives	—	—	527	—	527
Interest rate derivatives	—	281	—	—	281
Currency derivatives	—	—	17	—	17

Total liabilities	$—	$2,651	$8,388	$(93)	$10,946

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
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$915	$149	$—	$—	$1,064
Foreign governments	409	49	11	—	469
Corporate obligations	—	2,602	246	—	2,848
Mortgage-backed securities:
Residential mortgage-backed agency	—	1,548	41	—	1,589
Residential mortgage-backed non-agency	—	414	48	—	462
Commercial mortgage-backed	—	120	41	—	161
Asset-backed securities:
Collateralized debt obligations	—	108	191	—	299
Other asset-backed	—	310	350	—	660
State and municipal bonds	—	738	14	—	752

Total taxable bonds	1,324	6,038	942	—	8,304
Tax exempt bonds:
State and municipal bonds	—	2,787	36	—	2,823
Other fixed-maturity investments	13	19	—	—	32

Total fixed-maturity investments	1,337	8,844	978	—	11,159
Money market securities	553	—	—	—	553
Perpetual preferred securities	—	192	—	—	192
Other	16	5	—	—	21

Total	1,906	9,041	978	—	11,925
Derivative assets:
Non-insured derivative assets:
Credit derivatives	—	3	—	—	3
Interest rate derivatives	—	57	5	—	62
Other	—	—	—	(61)	(61)

Total derivative assets	—	60	5	(61)	4

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2010
Assets of consolidated VIEs:
U.S. Treasury and government agency	4	—	—	—	4
Corporate obligations	7	360	82	—	449
Mortgage-backed securities:
Residential mortgage-backed agency	—	37	—	—	37
Residential mortgage-backed non-agency	—	2,706	40	—	2,746
Commercial mortgage-backed	—	907	23	—	930
Asset-backed securities:
Collateralized debt obligations	—	583	245	—	828
Other asset-backed	—	352	81	—	433
State and municipal taxable and tax-exempt bonds	—	4	—	—	4

Total fixed maturity securities at fair value	11	4,949	471	—	5,431
Money market securities	150	—	—	—	150
Loans receivable	—	—	2,183	—	2,183
Loan repurchase commitments	—	—	835	—	835
Derivative assets:
Credit derivatives	—	—	687	—	687
Interest rate derivatives	—	12	—	—	12

Total assets	$2,067	$14,062	$5,159	$(61)	$21,227

Liabilities:
Medium-term notes	$—	$—	$116	$—	$116
Derivative liabilities:
Insured derivatives:
Credit derivatives	—	25	4,350	—	4,375
Non-insured derivatives:
Interest rate derivatives	—	297	—	—	297
Currency derivatives	—	6	—	—	6
Other	—	—	—	(61)	(61)
Other liabilities:
Warrants	—	58	—	—	58
Liabilities of consolidated VIEs:
Variable interest entity notes	—	2,007	4,673	—	6,680
Derivative liabilities:
Credit derivatives	—	—	1,455	—	1,455
Interest rate derivatives	—	635	—	—	635
Currency derivatives	—	—	14	—	14

Total liabilities	$—	$3,028	$10,608	$(61)	$13,575

Level 3 assets at fair value, as of December 31, 2011 and 2010 represented approximately 30% and 24% of total assets measured at fair value, respectively. Level 3 liabilities at fair value, as of December 31, 2011 and 2010, represented approximately 77% and 78% of total liabilities measured at fair value as of December 31, 2011 and 2010, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2011

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2011
Assets:
Foreign governments	$11	$—	$—	$—	$(7)	$13	$—	$(5)	$(1)	$7	$(7)	$11	$—
Corporate obligations	246	(4)	—	(8)	7	20	—	(127)	(62)	166	(32)	206	—
Residential mortgage-backed agency	41	—	—	1	—	2	—	(1)	(2)	8	(41)	8	—
Residential mortgage-backed non-agency	48	(2)	—	10	2	12	—	(22)	(18)	10	(23)	17	—
Commercial mortgage-backed	41	(2)	—	—	1	9	—	(3)	(21)	—	(1)	24	—
Collateralized debt obligations	191	(4)	—	25	2	6	3	(121)	4	50	(96)	60	—
Other asset-backed	350	—	—	(30)	—	9	—	(22)	(2)	78	(65)	318	—
State and municipal taxable bonds	14	1	—	—	—	—	—	(15)	—	—	—	—	—
State and municipal tax-exempt bonds	36	—	—	—	—	2	—	(9)	(1)	—	—	28	—
Perpetual preferred securities	—	—	—	—	—	—	—	—	—	1	—	1	—
Other investments	—	—	—	—	—	10	—	—	—	—	—	10	—
Assets of consolidated VIEs:
Corporate obligations	82	—	(17)	—	—	—	—	(6)	—	17	(7)	69	(2)
Residential mortgage-backed non-agency	40	—	(3)	3	—	—	—	(6)	(6)	13	(20)	21	—
Commercial mortgage-backed	23	—	9	—	—	—	—	(2)	(13)	7	(2)	22	3
Collateralized debt obligations	245	—	(25)	(7)	—	60	—	(7)	(39)	71	(95)	203	5
Other asset-backed	81	—	(10)	—	—	—	—	(2)	(19)	19	(2)	67	(4)
Loans receivable	2,183	—	132	—	—	24	—	(291)	(2)	—	—	2,046	132
Loan repurchase commitments	835	—	230	—	—	—	12	—	—	—	—	1,077	230

Total assets	$4,467	$(11)	$316	$(6)	$5	$167	$15	$(639)	$(182)	$447	$(391)	$4,188	$364

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2011
Liabilities:
Medium-term notes	$116	$—	$78	$—	$(4)	$—	$—	$(25)	$—	$—	$—	$165	$78
Credit derivatives, net	4,350	2,477	440	—	—	(8)	—	(2,477)	—	8	—	4,790	2,702
Interest rate derivatives, net	(5)	—	1	—	—	—	—	—	—	1	—	(3)	12
Liabilities of consolidated VIEs:
VIE notes	4,673	—	94	—	—	—	—	(554)	(1,324)	—	—	2,889	94
Credit derivatives, net	768	—	(11)	—	—	—	—	—	(677)	—	—	80	(80)
Currency derivatives, net	14	—	3	—	—	—	—	—	—	—	—	17	3

Total liabilities	$9,916	$2,477	$605	$—	$(4)	$(8)	$—	$(3,056)	$(2,001)	$9	$—	$7,938	$2,809

(1)	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2010

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2010
Assets:
U.S. Treasury and government agency	$6	$—	$—	$—	$—	$21	$—	$(27)	$—	$—
Foreign governments	12	—	—	—	1	5	—	(7)	11	—
Corporate obligations	358	(1)	—	54	(2)	(158)	81	(86)	246	—
Residential mortgage-backed agency	48	—	—	3	—	(6)	41	(45)	41	—
Residential mortgage-backed non-agency	64	(3)	—	38	—	(22)	53	(82)	48	—
Commercial mortgage-backed	43	—	—	3	(1)	(4)	2	(2)	41	—
Collateralized debt obligations	245	(14)	—	74	—	(100)	142	(156)	191	—
Other asset-backed	379	—	—	22	—	(55)	32	(28)	350	—
State and municipal taxable bonds	—	—	—	—	—	14	—	—	14	—
State and municipal tax-exempt bonds	50	—	—	1	—	(15)	—	—	36	—
Other fixed-maturity investments	19	—	—	—	—	(19)	—	—	—	—
Assets of consolidated VIEs:
Corporate obligations	—	—	6	—	—	83	3	(10)	82	(19)
Residential mortgage-backed non-agency	166	(1)	(2)	3	—	(122)	25	(29)	40	4
Commercial mortgage-backed	3	—	19	—	—	23	2	(24)	23	(1)
Collateralized debt obligations	42	—	(71)	—	—	272	9	(7)	245	8
Other asset-backed	193	—	97	—	—	(150)	—	(59)	81	3
Loans receivable	—	—	36	—	21	2,126	—	—	2,183	36
Loan repurchase commitments	—	—	120	—	—	715	—	—	835	120

Total assets	$1,628	$(19)	$205	$198	$19	$2,608	$390	$(562)	$4,467	$151

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized (Gains) / Losses Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases, Issuances and Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2010
Liabilities:
Medium-term notes	$110	$—	$13	$—	$(7)	$—	$—	$—	$116	$13
Credit derivatives, net	3,799	282	609	—	—	(340)	—	—	4,350	1,338
Interest rate derivatives, net	(6)	(8)	5	—	4	—	—	—	(5)	3
Currency derivatives, net	(3)	—	5	—	(2)	—	—	—	—	—
Liabilities of consolidated VIEs:
VIE notes	—	—	522	—	39	4,112	—	—	4,673	522
Credit derivatives, net	—	—	23	—	—	745	—	—	768	24
Currency derivatives, net	—	—	—	—	—	14	—	—	14	—

Total liabilities	$3,900	$274	$1,177	$—	$34	$4,531	$—	$—	$9,916	$1,900

(1)—Transferred in and out at the end of the period.

Transfers into and out of Level 3 were $456 million and $391 million, respectively, for the year ended December 31, 2011. Transfers into and out of Level 2 were $391 million and $456 million, respectively, for the year ended December 31, 2011. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the year. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations, CDOs and other asset-backed comprised the majority of the transferred instruments. There were no transfers into or out of Level 1. For the year ended December 31, 2011, the net unrealized losses related to the transfers into Level 3 was $2 million and the net unrealized gains related to the transfers out of Level 3 was $32 million.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the years ended December 31, 2011, 2010 and 2009 are reported on the consolidated statements of operations as follows:

	Year Ended December 31, 2011
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(440)	$(2,488)	$(75)	$—	$230

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of December 31, 2011	$(2,702)	$—	$(86)	$—	$347

	Year Ended December 31, 2010
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(609)	$(282)	$(11)	$—	$(340)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of December 31, 2010	$(1,338)	$—	$(3)	$—	$(395)

	Year Ended December 31, 2009
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$1,380	$146	$(11)	$—	$—

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of December 31, 2009	$1,140	$—	$(11)	$—	$—

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Fair Value Option

The Company elected to record at fair value certain financial instruments of the VIEs that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the years ended December 31, 2011 and 2010 for all financial instruments for which the fair value option was elected:

	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
In millions	2011	2010
Fixed-maturity securities held at fair value	$(484)	$374
Loans receivable at fair value:
Residential mortgage loans	(143)	295
Other loans	(19)	(26)
Loan repurchase commitments	242	336
Other assets	—	26
Long-term debt	594	(661)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2011 and 2010 for loans and long-term debt for which the fair value option was elected.

	As of December 31,
	2011			2010
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$2,769	$1,895	$874	$3,334	$2,014	$1,320
Residential mortgage loans (90 days or more past due)	259	—	259	243	—	243
Other loans	129	43	86	412	124	288
Other loans (90 days or more past due)	324	108	216	149	45	104

Total loans receivable at fair value	$3,481	$2,046	$1,435	$4,138	$2,183	$1,955
Long-term debt	$13,583	$4,754	$8,829	$17,217	$6,680	$10,537

Substantially all gains and losses included in earnings during the years ended December 31, 2011 and 2010 on loans receivable and long-term debt reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the long-term debt, resulting in depressed pricing of the financial instruments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments

The Company’s fixed-maturity portfolio consists of high-quality (average rating Aa) taxable and tax-exempt investments of diversified maturities. Other investments primarily comprise equity investments, including those accounted for under the equity method, highly rated perpetual securities and loan receivables that bear interest. The following tables present the amortized cost, fair value and other-than-temporary impairments of fixed-maturity investments and other investments designated as available-for-sale in the consolidated investment portfolio of the Company as of December 31, 2011 and 2010:

	December 31, 2011
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,091	$39	$—	$1,130	$—
Foreign governments	326	23	—	349	—
Corporate obligations	1,698	43	(106)	1,635	(2)
Mortgage-backed securities:
Residential mortgage-backed agency	1,198	47	—	1,245	—
Residential mortgage-backed non-agency	325	31	(83)	273	(125)
Commercial mortgage-backed	58	1	(10)	49	—
Asset-backed securities:
Collateralized debt obligations	251	—	(118)	133	(69)
Other asset-backed	520	2	(82)	440	(37)
State and municipal bonds	903	35	(17)	921	—

Total taxable bonds	6,370	221	(416)	6,175	(233)
Tax-exempt bonds:
State and municipal bonds	1,122	41	(2)	1,161	—

Total tax-exempt bonds	1,122	41	(2)	1,161	—

Total fixed-maturity investments	7,492	262	(418)	7,336	(233)
Other investments:
Perpetual preferred securities	127	—	(19)	108	—
Other investments	22	1	—	23	—
Money market securities	911	—	—	911	—

Total other investments	1,060	1	(19)	1,042	—
Assets of consolidated VIEs:
Corporate obligations	2	—	—	2	—
Mortgage-backed securities:
Residential mortgage-backed non-agency	119	—	(26)	93	—
Asset-backed securities:
Collateralized debt obligations	112	—	(15)	97	—
Other asset-backed	41	—	—	41	—
Other investments:
Money market securities	199	—	—	199	—

Total available-for-sale investments	$9,025	$263	$(478)	$8,810	$(233)

(1)—Represents the amount of other-than-temporary losses recognized in accumulated other comprehensive income (loss) since the adoption of the accounting guidance for other-than-temporary impairments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

	December 31, 2010
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,055	$12	$(3)	$1,064	$—
Foreign governments	451	19	(1)	469	—
Corporate obligations	2,922	49	(127)	2,844	—
Mortgage-backed securities:
Residential mortgage-backed agency	1,537	39	(13)	1,563	—
Residential mortgage-backed non-agency	627	36	(180)	483	(155)
Commercial mortgage-backed	199	24	(19)	204	—
Asset-backed securities:
Collateralized debt obligations	472	1	(180)	293	(86)
Other asset-backed	732	1	(112)	621	—
State and municipal bonds	797	7	(52)	752	—

Total taxable bonds	8,792	188	(687)	8,293	(241)
Tax-exempt bonds:
State and municipal bonds	2,907	19	(104)	2,822	—

Total tax-exempt bonds	2,907	19	(104)	2,822	—

Total fixed-maturity investments	11,699	207	(791)	11,115	(241)
Other investments:
Perpetual preferred securities	195	8	(12)	191	—
Other investments	38	3	—	41	—
Money market securities	552	—	—	552	—

Total other investments	785	11	(12)	784	—
Assets of consolidated VIEs:
Asset-backed securities:
Collateralized debt obligations	91	—	(1)	90	—
Other asset-backed	98	2	—	100	—
Other investments:
Money market securities	149	—	—	149	—

Total available-for-sale investments	$12,822	$220	$(804)	$12,238	$(241)

(1)—Represents the amount of other-than-temporary losses recognized in accumulated other comprehensive income (loss) since the adoption of the accounting guidance for other-than-temporary impairments.

The fair value of securities on deposit with various regulatory authorities was $11 million as of December 31, 2011 and 2010, respectively. These deposits are required to comply with state insurance laws.

Substantially all of the obligations under investment agreements require the Company to pledge securities as collateral. As of December 31, 2011 and 2010, the fair value of securities pledged as collateral with respect to these investment agreements approximated $1.9 billion and $2.4 billion, respectively. The Company’s collateral as of December 31, 2011, consisted principally of MBS, state and municipal bonds, and U.S. Treasury and government agency bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged money market securities as collateral under investment agreements in the amount of $224 million and $113 million as of December 31, 2011 and 2010, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table presents the distribution by contractual maturity of available-for-sale fixed-maturity investments at amortized cost and fair value as of December 31, 2011. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$639	$640	$—	$—
Due after one year through five years	1,451	1,465	2	2
Due after five years through ten years	683	707	—	—
Due after ten years through fifteen years	578	583	—	—
Due after fifteen years	1,789	1,801	—	—
Mortgage-backed	1,581	1,567	119	93
Asset-backed	771	573	153	138

Total fixed-maturity investments	$7,492	$7,336	$274	$233

Investments that are held-to-maturity are reported on the Company’s consolidated balance sheets at amortized cost. These investments, which primarily relate to the Company’s consolidated VIEs, principally consist of ABS and loans issued by major national and international corporations and other structured finance clients. As of December 31, 2011, unrecognized gross gains were $17 million and gross losses were $371 million. There were no unrecognized gross gains as of December 31, 2010. Unrecognized gross losses were $279 million as of December 31, 2010. The following table presents the distribution of held-to-maturity investments by contractual maturity at amortized cost and fair value as of December 31, 2011:

			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years(1)	1	1	—	—
Due after five years through ten years	—	—	—	—
Due after ten years through fifteen years	—	—	—	—
Due after fifteen years	—	—	—	—
Mortgage-backed	—	—	—	—
Asset-backed	—	—	3,843	3,489

Total held-to-maturity investments	$1	$1	$3,843	$3,489

(1)—Relates to tax credit investments reported in “Other investments” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Impaired Investments

The following tables present the gross unrealized losses included in accumulated other comprehensive income (loss) as of December 31, 2011 and 2010 related to available-for-sale fixed-maturity and other investments. These tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$200	$—	$—	$—	$200	$—
Foreign governments	20	—	—	—	20	—
Corporate obligations	297	(15)	418	(91)	715	(106)
Mortgage-backed securities:
Residential mortgage-backed agency	20	—	49	—	69	—
Residential mortgage-backed non-agency	34	(5)	167	(78)	201	(83)
Commercial mortgage-backed	17	(2)	22	(8)	39	(10)
Asset-backed securities:
Collateralized debt obligations	13	(2)	117	(116)	130	(118)
Other asset-backed	53	(7)	328	(75)	381	(82)
State and municipal bonds	152	(2)	76	(15)	228	(17)

Total taxable bonds	806	(33)	1,177	(383)	1,983	(416)
Tax-exempt bonds:
State and municipal bonds	14	—	75	(2)	89	(2)

Total tax-exempt bonds	14	—	75	(2)	89	(2)

Total fixed-maturity investments	820	(33)	1,252	(385)	2,072	(418)
Other investments:
Perpetual preferred securities	47	(3)	45	(16)	92	(19)

Total other investments	47	(3)	45	(16)	92	(19)
Assets of consolidated VIEs:
Corporate obligations	2	—	—	—	2	—
Mortgage-backed securities:
Residential mortgage-backed non-agency	3	—	90	(26)	93	(26)
Asset-backed securities:
Collateralized debt obligations	9	—	88	(15)	97	(15)
Other asset-backed	31	—	—	—	31	—

Total	$912	$(36)	$1,475	$(442)	$2,387	$(478)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$370	$(3)	$—	$—	$370	$(3)
Foreign governments	33	(1)	—	—	33	(1)
Corporate obligations	685	(13)	725	(114)	1,410	(127)
Mortgage-backed securities:
Residential mortgage-backed agency	785	(11)	59	(2)	844	(13)
Residential mortgage-backed non-agency	51	(2)	336	(178)	387	(180)
Commercial mortgage-backed	11	—	85	(19)	96	(19)
Asset-backed securities:
Collateralized debt obligations	3	—	278	(180)	281	(180)
Other asset-backed	61	(2)	480	(110)	541	(112)
State and municipal bonds	437	(26)	135	(26)	572	(52)

Total taxable bonds	2,436	(58)	2,098	(629)	4,534	(687)
Tax-exempt bonds:
State and municipal bonds	2,002	(83)	181	(21)	2,183	(104)

Total tax-exempt bonds	2,002	(83)	181	(21)	2,183	(104)

Total fixed-maturity investments	4,438	(141)	2,279	(650)	6,717	(791)
Other investments:
Perpetual preferred securities	20	—	140	(12)	160	(12)
Other investments	3	—	—	—	3	—

Total other investments	23	—	140	(12)	163	(12)
Assets of consolidated VIEs:
Asset-backed securities:
Collateralized debt obligations	62	(1)	5	—	67	(1)
Other asset-backed	7	—	—	—	7	—

Total	$4,530	$(142)	$2,424	$(662)	$6,954	$(804)

Gross unrealized losses on available-for-sale securities presented in the preceding tables decreased as of December 31, 2011 compared with December 31, 2010 primarily due to market value improvement on MBIA Inc.’s investment portfolios partially offset by the transfer of unrealized gains as of December 31, 2010 into earnings from asset sales during 2011. Investments with unrealized losses that met the criteria described in the “Other-Than-Temporary Impairments” section below were tested for other-than-temporary impairments and principally related to ABS, MBS, and corporate obligations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of ABS included in the Company’s consolidated investment portfolio as of December 31, 2011 for which fair value was less than amortized cost. Of the total fair value and unrealized losses of ABS, $397 million of fair value and $120 million of unrealized losses are included in the Company’s asset/liability products investment portfolio. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of December 31, 2011 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Asset-backed Sector	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS CDO	$5	$—	$5	$—	$6	$(2)	$1	$(3)	$23	$(57)	$—	$—	$40	$(62)
Corporate CDO	45	(8)	65	(8)	—	—	21	(9)	63	(45)	39	(9)	233	(79)
Auto loans	2	—	2	—	—	—	—	—	13	—	—	—	17	—
Credit cards	3	—	—	—	—	—	—	—	—	—	—	—	3	—
Equipment leases	—	—	—	—	19	(2)	7	—	—	—	—	—	26	(2)
Small business/ student loans	16	(2)	—	—	—	—	—	—	11	(1)	—	—	27	(3)
Other ABS	4	—	29	(5)	54	(11)	61	(7)	12	(3)	133	(43)	293	(69)

Total	$75	$(10)	$101	$(13)	$79	$(15)	$90	$(19)	$122	$(106)	$172	$(52)	$639	$(215)

Fifty-four percent of the Company’s investments in ABS reported in the preceding table were rated investment grade with 12% rated Aaa. Of the total ABS investments reported in the preceding table, $338 million include the benefit of guarantees provided by MBIA Corp. and $111 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed ABS investments using the higher of the guarantors’ ratings or the underlying bond ratings was Baa and the average underlying credit rating of guaranteed ABS investments, without giving effect to the guarantees, was below investment grade. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $258 million or 40% of the securities included in the preceding table were rated below investment grade.

The following table presents the fair values and gross unrealized losses by credit rating category of MBS included in the Company’s consolidated investment portfolio as of December 31, 2011 for which fair value was less than amortized cost. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of December 31, 2011 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Mortgage-backed Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
RMBS:
Collateralized	$69	$—	$39	$(10)	$10	$(1)	$2	$—	$34	$(16)	$13	$(12)	$167	$(39)
Home equity	2	—	80	(22)	1	—	—	—	84	(40)	1	—	168	(62)
Pass-through securities	20	—	—	—	—	—	—	—	—	—	—	—	20	—
Other	—	—	9	(4)	—	—	—	—	7	(4)	—	—	16	(8)
CMBS	2	—	1	—	2	—	23	(9)	1	(1)	1	—	30	(10)

Total	$93	$—	$129	$(36)	$13	$(1)	$25	$(9)	$126	$(61)	$15	$(12)	$401	$(119)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Sixty-five percent of the Company’s investments in MBS reported in the preceding table were rated investment grade with 23% rated Aaa. Of the total MBS investments reported in the preceding table, $18 million include the benefit of guarantees provided by MBIA Corp. and $239 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed MBS investments using the higher of the guarantors’ ratings or the underlying bond ratings was Baa and the average underlying credit rating of guaranteed MBS investments, without giving effect to the guarantees, was below investment grade. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $262 million or 65% of the securities included in the preceding table were rated below investment grade.

The following table presents the fair values and gross unrealized losses by credit rating category of direct corporate obligations included in the Company’s consolidated investment portfolio as of December 31, 2011 for which fair value was less than amortized cost. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of December 31, 2011 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate Obligations	$70	$—	$71	$(8)	$209	$(37)	$224	$(35)	$27	$—	$116	$(26)	$717	$(106)

Eighty percent of the Company’s investments in corporate obligations reported in the preceding table were rated investment grade with 10% rated Aaa. Of the total corporate obligations reported in the preceding table, $97 million include the benefit of guarantees provided by MBIA Corp., and $74 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed corporate obligations included in the preceding table using the higher of the guarantors’ ratings or the underlying bond ratings was A and the average underlying credit rating of these guaranteed corporate obligations without giving effect to the guarantees was Baa. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp. and National, $33 million or 5% of the securities included in the preceding table were rated below investment grade.

The following tables present the gross unrealized losses of held-to-maturity investments as of December 31, 2011 and 2010. Held-to-maturity investments are reported at amortized cost on the Company’s consolidated balance sheets. The tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Other asset-backed securities	$284	$(31)	$2,185	$(340)	$2,469	$(371)

Total	$284	$(31)	$2,185	$(340)	$2,469	$(371)

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Other asset-backed securities	$—	$—	$3,760	$(279)	$3,760	$(279)

Total	$—	$—	$3,760	$(279)	$3,760	$(279)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

As of December 31, 2011 and 2010, the Company’s available-for-sale fixed-maturity investment, other investment and held-to-maturity investment portfolios’ gross unrealized losses totaled $849 million and $1.1 billion, respectively. The weighted average contractual maturity of securities in an unrealized loss position as of December 31, 2011 and 2010 was 21 years and 20 years, respectively. As of December 31, 2011, there were 290 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $782 million. Within these securities, the book value of 218 securities exceeded market value by more than 5% as presented in the following table:

Percentage Book Value Exceeded Market Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
5% to less than 16%	56	$2,341	$2,091
16% to less than 26%	42	1,047	821
26% to 50%	79	532	350
Greater than 50%	41	167	47

Total	218	$4,087	$3,309

As of December 31, 2010, there were 412 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $941 million. Within the 412 securities, the book value of 321 securities exceeded market value by more than 5%.

Other-Than-Temporary Impairments

The Company has an ongoing review process for all securities in its investment portfolio, including a quarterly assessment of other-than-temporary impairments. This evaluation includes both qualitative and quantitative considerations. In assessing whether a decline in value is related to a credit loss, the Company considers several factors, including but not limited to (i) the magnitude and duration of declines in fair value; (ii) the reasons for the declines in fair value, such as general credit spread movements in each asset-backed sector, transaction-specific changes in credit spreads, credit rating downgrades, modeled defaults, and principal and interest payment priorities within each investment structure; and (iii) any guarantees associated with a security such as those provided by financial guarantee insurance companies, including MBIA Corp. and National.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table provides information about securities held by the Company as of December 31, 2011 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve(2)
Asset-backed:
MBIA(1)	$338	$(78)	$17
Other	111	(24)	—

Total asset-backed	449	(102)	17
Mortgage-backed:
MBIA(1)	18	(5)	—
Other	239	(95)	—

Total mortgage-backed	257	(100)	—
Corporate obligations:
MBIA(1)	97	(17)	—
Other	74	(15)	—

Total corporate obligations	171	(32)	—
Other:
MBIA(1)	102	(16)	—
Other	30	—	—

Total other	132	(16)	—

Total	$1,009	$(250)	$17

(1)—Includes investments insured by MBIA Corp. and National.

(2)—Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it will not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of December 31, 2011 that would require the sale of impaired securities.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Investment Income and Gains and Losses

The following table includes total investment income from all operations:

	Years ended December 31,
In millions	2011	2010	2009
Net investment income
Fixed-maturity	$357	$407	$511
Held-to-maturity	6	7	9
Short-term investments	6	22	21
Other investments	19	22	32
Consolidated VIEs	69	73	89

Gross investment income	457	531	662
Investment expenses	4	1	6

Net investment income	453	530	656
Realized gains and losses
Fixed-maturity
Gains(1)	252	112	160
Losses	(224)	(112)	(447)

Net	28	—	(287)
Other investments
Gains	12	—	28
Losses	(10)	(1)	(124)

Net	2	(1)	(96)
Consolidated VIEs
Gains	—	—	12
Losses	—	—	(109)

Net	—	—	(97)

Total net realized gains (losses)(2)	30	(1)	(480)

Total investment income	$483	$529	$176

(1)—Includes net trading gains of $9 million for the year ended December 31, 2011.

(2)—These balances are included in the “Net gains (losses) on financial instruments at fair value and foreign exchange” and “Net investment losses related to other-than-temporary impairments” line items on MBIA’s consolidated statements of operations.

Total investment income is generated as a result of the ongoing management of the Company’s investment portfolios. For the year ended December 31, 2011, total investment income increased compared to the same period of 2010 primarily due to an increase in total net realized gains, partially offset by decreases in net investment income. For the year ended December 31, 2010, total investment income increased compared to the same period of 2009 primarily due to a reduction in total net realized losses, partially offset by decreases in net investment income.

For the year ended December 31, 2011, net realized gains from fixed-maturity investments increased, compared to the same period of 2010, primarily due to net gains from the sale of investments. For the year ended December 31, 2010, net realized losses from fixed-maturity investments decreased, compared to the same period of 2009, due to lower other-than-temporary impairments primarily related to RMBS, ABS and perpetual preferred securities.

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

In millions	Years ended December 31,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2011	2010	2009
Beginning Balance	$262	$389	$—
Credit losses recognized in retained earnings related to the adoption of accounting principles effective April 1, 2009(1)	—	—	226
Accounting transition adjustment(2)	—	(149)	—
Additions for credit loss impairments recognized in the current period on securities not previously impaired	63	24	241
Additions for credit loss impairments recognized in the current period on securities previously impaired	31	18	14
Additions for credit loss impairments recognized in prior periods for securities that were re-impaired with a non-credit component in the current period	—	1	13
Reductions for credit loss impairments previously recognized on securities sold during the period	(15)	(16)	(102)
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period(3)	—	(4)	—
Reductions for increases in cash flows expected to be collected over the remaining life of the security	—	(1)	(3)

Ending Balance	$341	$262	$389

(1)—Reflects the adoption of the accounting principles for recognition of other-than-temporary impairments.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Investment Income and Gains and Losses (continued)

For ABS (e.g., RMBS and CDOs), the Company estimated expected future cash flows of each security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for each significant class of ABS for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
Asset-backed Securities	2011	2010	2009
Expected size of losses(1):
Range(2)	2.48% to 100.00%	0.21% to 100.00%	0.00% to 100.00%
Weighted average(3)	55.40%	52.20%	38.44%
Current subordination levels(4):
Range(2)	0.00% to 35.46%	0.00% to 42.16%	0.00% to 48.68%
Weighted average(3)	1.53%	4.50%	9.75%
Prepayment speed (annual CPR)(5):
Range(2)	0.00 to 100.00	0.00 to 40.20	0.00 to 36.20
Weighted average(3)	12.67	9.45	6.98

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

Net unrealized gains (losses), including the portion of other-than-temporary impairments included in accumulated other comprehensive income (loss), reported within shareholders’ equity consisted of:

	As of December 31,
In millions	2011	2010
Fixed-maturity:
Gains	$262	$208
Losses	(459)	(782)
Foreign exchange	(5)	(14)

Net	(202)	(588)
Other investments:
Gains	1	10
Losses	(19)	(22)

Net	(18)	(12)

Total	(220)	(600)
Deferred income tax provision (benefit)	(86)	(208)

Unrealized gains (losses), net	$(134)	$(392)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Investment Income and Gains and Losses (continued)

The change in net unrealized gains (losses), including the portion of other-than-temporary impairments, presented in the table above consisted of:

	As of December 31,
In millions	2011	2010
Fixed-maturity	$386	$749
Other investments	(6)	47

Total	380	796
Deferred income tax charged (credited)	122	213

Change in unrealized gains (losses), net(1)	$258	$583

(1)—The	annual change as of December 31, 2010 included $266 million of net unrealized gains due to the transition adjustment for the adoption of the accounting principles for consolidation of VIEs.

Note 10: Derivative Instruments

Overview

MBIA has entered into derivative transactions as an additional form of financial guarantee and for purposes of hedging risks associated with existing assets and liabilities and forecasted transactions. CDS are also entered into in the asset/liability products business to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its asset management business. The Company accounts for derivative transactions in accordance with the accounting principles for derivative and hedging activities, which requires that all such transactions be recorded on the balance sheet at fair value. Refer to “Note 7: Fair Value of Financial Instruments” for the definition of fair value of derivative instruments.

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

U.S. Public Finance Insurance

The Company’s derivative exposure within its U.S. public finance insurance operations primarily consists of insured interest rate and inflation-linked swaps related to insured U.S. public finance debt issues. These derivatives do not qualify for the financial guarantee scope exception. The Company has also purchased certain investments containing embedded derivatives. All derivatives are recorded at fair value on the Company’s balance sheet with the changes in fair value recorded in current earnings within “Unrealized gains (losses) on insured derivatives”, for the insured derivatives, or “Net gains (losses) on financial instruments at fair value and foreign exchange” for the embedded derivatives.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Derivative Instruments (continued)

Structured Finance and International Insurance

The Company entered into derivative transactions that it viewed as an extension of its core financial guarantee business but which do not qualify for the financial guarantee scope exception and, therefore, must be recorded at fair value on the balance sheet. The Company’s structured finance and international insurance operations, which insured the majority of the Company’s notional derivative exposure, have insured CDS contracts, primarily referencing corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, CRE loans, and CDO securities that the Company intends to hold for the entire term of the contract absent a negotiated settlement with the counterparty.

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

Advisory Services

The Company has also provided loss protection on certain Cutwater Investor Services Corp. (“Cutwater-ISC”) managed municipal pools that invest in highly rated short-term fixed-income securities. Such protection is accounted for as a derivative and is included as part of the Company’s principal protection guarantees.

Asset/Liability Products

The Company’s asset/liability products business has entered into derivative transactions primarily consisting of interest rate swaps, cross currency swaps, and CDS contracts. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to hedge the variability in cash flows resulting from fluctuations in foreign currency rates. CDS contracts are entered into to hedge credit risk or to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its asset management business.

Certain interest rate and cross currency swaps qualify as fair value hedges. The fair value hedges are used to protect against changes in the market value of the hedged assets or liabilities. The gains and losses relating to the fair value hedges are recorded directly in earnings. Fair value hedges are hedging existing assets, liabilities or forecasted transactions.

Credit Derivatives Sold

The following table presents information about credit derivatives sold by the Company’s insurance operations that were outstanding as of December 31, 2011. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	5.6 Years	$15,475	$12,065	$6,336	$14,042	$17,639	$65,557	$(4,716)
Non-insured credit default swaps-VIE	3.6 Years	—	—	—	—	643	643	(527)
Insured swaps	19.7 Years	—	164	4,270	2,589	133	7,156	(9)
All others (insured)	2.8 Years	—	—	—	—	195	195	(91)

Total notional		$15,475	$12,229	$10,606	$16,631	$18,610	$73,551

Total fair value		$(114)	$(116)	$(205)	$(1,355)	$(3,553)		$(5,343)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Derivative Instruments (continued)

The following table presents information about credit derivatives sold by the Company’s insurance operations that were outstanding as of December 31, 2010. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	7.6 Years	$20,721	$18,530	$11,323	$15,356	$33,377	$99,307	$(4,325)
Non-insured credit default swaps-VIE	4.8 Years	—	—	—	—	2,612	2,612	(1,455)
Insured swaps	16.6 Years	—	321	4,801	4,740	676	10,538	(11)
All others (insured)	8.5 Years	—	—	113	—	195	308	(39)

Total notional		$20,721	$18,851	$16,237	$20,096	$36,860	$112,765

Total fair value		$(41)	$(86)	$(315)	$(477)	$(4,911)		$(5,830)

Referenced credit ratings assigned by MBIA to insured credit derivatives are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future payments that MBIA may be required to make under these guarantees is $71.0 billion. This amount is net of $1.4 billion of insured derivatives ceded under reinsurance agreements in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives and offsetting agreements with a counterparty. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

MBIA may hold recourse provisions with third parties in derivative transactions through both reinsurance and subrogation rights. MBIA’s reinsurance arrangements provide that in the event MBIA pays a claim under a guarantee of a derivative contract, MBIA has the right to collect amounts from any reinsurers that have reinsured the guarantee on either a proportional or non-proportional basis, depending upon the underlying reinsurance agreement. MBIA may also have recourse through subrogation rights whereby if MBIA makes a claim payment, it is entitled to any rights of the insured counterparty, including the right to any assets held as collateral.

The following table presents information about credit derivatives sold by the Company’s advisory services business that were outstanding as of December 31, 2011. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Principal protection guarantees	0.0 Years	$3,269	$—	$—	$—	$—	$3,269	$—

Total notional		$3,269	$—	$—	$—	$—	$3,269	$—

Total fair value		$—	$—	$—	$—	$—		$—

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Derivative Instruments (continued)

The following table presents information about credit derivatives sold by the Company’s advisory services business that were outstanding as of December 31, 2010. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Principal protection guarantees	1.0 Years	$4,237	$—	$—	$—	$—	$4,237	$—

Total notional		$4,237	$—	$—	$—	$—	$4,237	$—

Total fair value		$—	$—	$—	$—	$—		$—

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

As of December 31, 2011, the total fair value of the Company’s derivative assets, after counterparty netting, was $459 million, of which $452 million was reported within “Derivative assets” and “Derivative assets-VIEs” on the Company’s consolidated balance sheets, and the total fair value of the Company’s derivative liabilities, after counterparty netting, was $6.0 billion, which was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Derivative Instruments (continued)

As of December 31, 2011, the total fair value of the Company’s derivative assets, before counterparty netting, was $552 million and the total fair value of the Company’s derivative liabilities, before counterparty netting, was $6.1 billion. The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of December 31, 2011:

In millions
		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$241	Derivative assets	$10	Derivative liabilities	$(44)

Total designated	$241		$10		$(44)
Not designated as hedging instruments:
Insured credit default swaps	$66,851	Derivative assets	$—	Derivative liabilities	$(4,708)
Insured swaps	7,156	Derivative assets	—	Derivative liabilities	(9)
Non-insured credit default swaps	30	Derivative assets	1	Derivative liabilities	—
Non-insured credit default swaps-VIE	1,272	Derivative assets-VIE	447	Derivative liabilities-VIE	(527)
Interest rate swaps	2,706	Derivative assets	84	Derivative liabilities	(401)
Interest rate swaps-VIE	4,878	Derivative assets-VIE	—	Derivative liabilities-VIE	(281)
Interest rate swaps—embedded	480	Medium-term notes	7	Medium-term notes	(14)
Currency swaps	62	Derivative assets	—	Derivative liabilities	(4)
Currency swaps-VIE	123	Derivative assets-VIE	—	Derivative liabilities-VIE	(17)
All other	3,465	Derivative assets	—	Derivative liabilities	(91)
All other-VIE	472	Derivative assets-VIE	3	Derivative liabilities-VIE	—
All other—embedded	121	Other investments	—	Other investments	(12)

Total non-designated	$87,616		$542		$(6,064)

Total derivatives	$87,857		$552		$(6,108)

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

In millions
		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$394	Derivative assets	$16	Derivative liabilities	$(41)
Currency swaps	20	Derivative assets	—	Derivative liabilities	(2)

Total designated	$414		$16		$(43)
Not designated as hedging instruments:
Insured credit default swaps	$99,331	Derivative assets	$—	Derivative liabilities	$(4,325)
Insured swaps	10,537	Derivative assets	—	Derivative liabilities	(11)
Non-insured credit default swaps	35	Derivative assets	3	Derivative liabilities	—
Non-insured credit default swaps-VIE	3,973	Derivative assets-VIE	687	Derivative liabilities-VIE	(1,455)
Interest rate swaps	3,480	Derivative assets	46	Derivative liabilities	(255)
Interest rate swaps-VIE	14,054	Derivative assets-VIE	2	Derivative liabilities-VIE	(634)
Interest rate swaps—embedded	493	Medium-term notes	5	Medium-term notes	(7)
Interest rate swaps—embedded-VIE	100	Other assets-VIE	—	Other liabilities-VIE	(1)
Currency swaps	47	Derivative assets	—	Derivative liabilities	(4)
Currency swaps-VIE	137	Derivative assets-VIE	—	Derivative liabilities-VIE	(14)
All other	4,644	Derivative assets	—	Derivative liabilities	(40)
All other-VIE	592	Derivative assets-VIE	10	Derivative liabilities-VIE	—
All other—embedded	219	Other investments	—	Other investments	(9)

Total non-designated	$137,642		$753		$(6,755)

Total derivatives	$138,056		$769		$(6,798)

(1)—In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Derivative Instruments (continued)

The following tables present the effect of derivative instruments on the consolidated statements of operations for the year ended December 31, 2011:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(8)	$8	$—
Interest rate swaps	Interest income (expense)	—	—	(9)
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	2	(2)	—

Total		$(6)	$6	$(9)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(389)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(2,371)
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(2)
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	12
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(193)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	53
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(3)
All other	Unrealized gains (losses) on insured derivatives	(52)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(6)
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(8)

Total		$(2,960)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Derivative Instruments (continued)

The following tables present the effect of derivative instruments on the consolidated statements of operations for the year ended December 31, 2010:

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Derivative Instruments (continued)

The following tables present the effect of derivative instruments on the consolidated statements of operations for the year ended December 31, 2009:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(57)	$48	$(9)
Interest rate swaps	Interest income (expense)	—	—	2
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	17	(16)	1
Currency swaps	Interest income (expense)	—	—	1

Total		$(40)	$32	$(5)

In millions

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,660
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(167)
Insured swaps	Unrealized gains (losses) on insured derivatives	1
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	17
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	17
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	13
Total return swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	6
Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	27
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
All other	Unrealized gains (losses) on insured derivatives	(11)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(8)

Total		$1,554

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Derivative Instruments (continued)

Counterparty Credit Risk

The Company manages counterparty credit risk on an individual counterparty basis through master netting agreements covering derivative transactions in the asset/liability products segment. These agreements allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either MBIA or the counterparty is downgraded below a specified credit rating.

Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2011 and 2010, the Company did not hold or post cash collateral from derivative counterparties. As of December 31, 2011 and 2010, the Company had securities with a fair value of $470 million and $452 million, respectively, posted to derivative counterparties.

As of December 31, 2011, the fair value was positive on one Credit Support Annex (“CSA”) which governs collateral posting requirements between MBIA and its derivative counterparties. The positive fair value for this CSA was $2 million for which the Company did not receive collateral because the Company’s credit rating was below the CSA minimum credit ratings level for holding counterparty collateral. The counterparty was rated Aa3 by Moody’s and A+ by S&P.

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

The Company routinely pledges securities it owns in accordance with the terms of its collateralized transactions. Securities pledged in connection with investment agreement activities may not be repledged by the investment agreement counterparty. Securities pledged as part of repurchase agreements may be repledged by the counterparty of the contract or by MBIA. As of December 31, 2011 and 2010, the fair value of financial assets pledged as collateral under repurchase agreements in which the counterparties have the right to repledge the securities were $543 million and $552 million, respectively. As of December 31, 2011 and 2010, securities sold under agreements to which the Company has agreed to repurchase were $287 million and $471 million, respectively. There was no cash collateral pledged under these agreements as of December 31, 2011 and 2010.

Under certain non-insurance derivative contracts entered into by the Company, collateral postings are required by either MBIA or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. Securities pledged in connection with these derivative contracts may not be repledged by the counterparty Refer to “Note 10: Derivative Instruments” for information related to collateral postings related to non-insurance derivative contracts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Debt

Long-Term Debt

The Company’s long-term debt consists of notes and debentures as follows:

	As of December 31,
In millions	2011	2010
6.400% Senior Notes due 2022(1)	$275	$281
7.000% Debentures due 2025	56	56
7.150% Debentures due 2027	100	100
6.625% Debentures due 2028	141	141
5.700% Senior Notes due 2034(2)	329	329

	901	907
Less unamortized discount	1	1

Subtotal	$900	$906
14% Surplus Notes due 2033(3)	940	945

Total	$1,840	$1,851

(1)—Callable on or after August 15, 2006 at 100.00.

(2)—Callable anytime at the greater of 100.00 or the present value of the remaining scheduled payments of principal and interest.

(3)—Callable on January 15, 2013 and every fifth anniversary thereafter at 100.00.

The Company’s long-term debt presented in the preceding table is subject to certain restrictive covenants, none of which significantly restrict the Company’s operating activities or dividend-paying ability. As of December 31, 2011 and 2010, the Company was in compliance with all debt covenants as there was no occurrence of any event of default with respect to the above securities. Key events of default include (i) default in the payment of any interest or principal when it becomes due and payable, (ii) default in the performance, or breach, of any covenant or warranty of MBIA, (iii) events of default with respect to the Company’s indebtedness, other than its debt securities or non-recourse obligations, in an aggregate principal amount in excess of $10 million which consist of the failure to make any payment at maturity or result in the acceleration of the maturity of the Company’s indebtedness, (iv) entry by a court having jurisdiction in the premises of a decree or order for relief in respect of MBIA in an involuntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law, and (v) commencement by MBIA of a voluntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law.

On January 16, 2008, MBIA Insurance Corporation issued $1.0 billion of 14% fixed-to-floating rate surplus notes due January 15, 2033. As of December 31, 2011 and 2010, the par amount outstanding was $940 million and $945 million, respectively. The surplus notes have an initial interest rate of 14% until January 15, 2013 and thereafter at an interest rate of three-month LIBOR plus 11.26%. Interest and principal payments on the surplus notes are subject to prior approval by the Superintendent of the NYSDFS. The surplus notes are callable at par at MBIA Insurance Corporation’s option on the fifth anniversary of the date of issuance and every fifth anniversary thereafter, subject to prior approval by the Superintendent and other restrictions. The cash received from the issuance of surplus notes was used for general business purposes and the deferred debt issuance costs are being amortized over the term of the surplus notes. During the first quarter of 2011, MBIA Inc., through its asset/liability products segment, purchased $5 million par value of MBIA Insurance Corporation surplus notes at a cost of approximately 55% of par value. The gain on the purchase of the surplus notes by MBIA Inc. is only reflected in the consolidated accounts of the Company. To date, MBIA Insurance Corporation has repurchased a total of $47 million par value outstanding of its surplus notes at a weighted average price of $77.08.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Debt (continued)

The aggregate maturity of debt obligations, excluding accrued interest and premiums or discounts, as of December 31 for each of the next five years and thereafter commencing in 2012 was:

In millions	2012	2013	2014	2015	2016	After 2016	Total
Corporate debt	$—	$—	$—	$—	$—	$901	$901
14% Surplus Notes due 2033(1)	—	940	—	—	—	—	940

Total debt obligations due	$—	$940	$—	$—	$—	$901	$1,841

(1)—Callable on January 15, 2013 and every fifth anniversary thereafter at 100.00.

Investment Agreement Obligations

Obligations under investment agreement contracts are recorded as liabilities on the Company’s consolidated balance sheets based upon proceeds received plus unpaid accrued interest at the balance sheet date. Upon the occurrence of certain contractually agreed-upon events, some of these funds may be withdrawn by the investor prior to their contractual maturity dates. Additionally, certain investment agreements provide for early termination at the option of the investor upon the downgrade of MBIA Corp. to certain credit rating levels. Such terminations significantly reduced outstanding investment agreement balances during 2009 and 2008.

Investment agreements have been issued with either fixed or floating interest rates in both U.S. dollars and foreign currencies. As of December 31, 2011, the annual interest rates on these agreements ranged from 0% to 7.38% and the weighted average interest rate was 4.31%. As of December 31, 2010, the annual interest rates on these agreements ranged from 0% to 7.38% and the weighted average interest rate was 3.73%. Expected principal payments due under these investment agreements in each of the next five years ending December 31 and thereafter, based upon contractual maturity dates, are as follows:

In millions	Principal Amount
Maturity date:
2012	$471
2013	182
2014	140
2015	171
2016	53
Thereafter	671

Total expected principal payments(1)	$1,688
Less discount and other adjustments(2)	110

Total	$1,578

(1)—Foreign	currency denominated investment agreements are presented in U.S. dollars. Amounts reflect principal due at maturity for investment agreements issued at a discount.
(2)—Includes	discounts of $153 million on investment agreements, net fair value adjustments of $33 million and accrued interest of $10 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Debt (continued)

Medium-Term Note Obligations

MTN obligations are recorded as liabilities on the Company’s balance sheets based upon proceeds received, net of unamortized discounts and premiums, plus unpaid accrued interest at the balance sheet date. The MTNs are measured at fair value in accordance with the accounting guidance for certain hybrid financial instruments, which was adopted on January 1, 2007. MTNs are issued by GFL as part of MBIA’s asset/liability products. MTNs have been issued with either fixed or floating interest rates and GFL has issued MTNs in U.S. dollars and foreign currencies. As of December 31, 2011, the interest rates of the MTNs ranged from 0% to 8.68% and the weighted average interest rate was 3.19%. As of December 31, 2010, the interest rates of the MTNs ranged from 0% to 8.37% and the weighted average interest rate was 3.17%. Expected principal payments due under MTN obligations based on their contractual maturity dates are as follows:

In millions	Principal Amount
Maturity date:
2012	$89
2013	41
2014	61
2015	253
2016	123
Thereafter	1,893

Total expected principal payments(1)	$2,460
Less discount and other adjustments(2)	804

Total	$1,656

(1)—Foreign	currency denominated MTNs are presented in U.S. dollars. Amounts reflect principal due at maturity for notes issued at a discount or premium.
(2)—Includes	discounts of $773 million and fair value adjustments of $41 million, net of accrued interest of $10 million.

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

Other Borrowing Arrangements

The Company has $10 million of outstanding letters of credit for Cutwater-ISC that is intended to support the net asset value of certain investment pools managed by Cutwater-ISC. These letters of credit can be drawn upon in the event that the liquidation of such assets is required and the proceeds are less than the cost.

In addition, the Company has issued commitments to two pooled investment programs managed or administered by Cutwater-ISC and its subsidiary. These commitments cover losses in such programs should the net asset values per share decline below specified per share values. As of December 31, 2011 and 2010, the maximum amount of future payments that the Company would be required to make under these commitments was $3.3 billion and $4.2 billion, respectively. These commitments were terminated on January 1, 2012, the date on which Cutwater-ISC and its subsidiary were no longer manager or administrator to these programs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Debt (continued)

Debt of Consolidated Variable Interest Entities

Variable Interest Entity Notes

VIE notes are variable interest rate debt instruments denominated in U.S. dollars issued by consolidated VIEs within the Company’s structured finance and international insurance and conduit segments. VIE notes within the structured finance and international insurance segment consist of debt instruments issued by issuer-sponsored consolidated VIEs collateralized by assets held by those consolidated VIEs. VIE notes related to the conduit segment consist of floating rate MTN obligations issued by a Company-sponsored conduit collateralized by assets held by the conduit. As of December 31, 2011, the interest rates of the MTNs ranged from 0.64% to 1.78% and the weighted average interest rate was 1.41%. As of December 31, 2010, the interest rates of the MTNs ranged from 0.52% to 1.76% and the weighted average interest rate was 1.37%. The maturity of VIE notes, by segment, as of December 31, 2011 is presented in the following table:

In millions	Structured Finance and International Insurance	Conduits	Total(1)
Maturity date:
2012	$420	$—	$420
2013	382	—	382
2014	304	173	477
2015	761	—	761
2016	560	605	1,165
Thereafter	5,167	325	5,492

Total	$7,594	$1,103	$8,697

(1)—Includes $4.8 billion of VIE notes accounted for at fair value as of December 31, 2011.

Long-Term Debt

Long-term debt consists of borrowings under liquidity facilities drawn by Triple-A One Funding Corporation (“Triple-A One”), an MBIA-administered multi-seller conduit consolidated in the Company’s conduit segment. Under private placement offerings, Triple-A One issued commercial paper with maturities of up to 270 days to fund the purchase of assets from structured finance clients. Assets purchased by Triple-A One are insured by MBIA Corp. Historically, Triple-A One maintained backstop liquidity facilities for each transaction, covering 100% of the face amount of commercial paper outstanding. These liquidity facilities were designed to allow Triple-A One to repay investors in the event of a market disruption in which Triple-A One would be unable to issue new commercial paper to replace maturing commercial paper. The financial guarantee policies issued by MBIA to insure the assets of Triple-A One cannot be accelerated to repay maturing commercial paper or borrowings under liquidity facilities and only guarantee ultimate payments over time relating to the assets. As a result of the deteriorating market environment, Triple-A One fully drew on its liquidity facilities in September 2008 and ceased issuing commercial paper. All commercial paper holders have been repaid in full and borrowings under liquidity facilities, which totaled $360 million as of December 31, 2011 and 2010, will be repaid as the assets purchased by Triple-A One mature. The Company expects that the facilities will be fully repaid by 2037. The interest rate applicable to borrowings as of December 31, 2011 and 2010 was one-month LIBOR plus 0.75%. Given the fully drawn position of its liquidity facilities and no expectation of issuing commercial paper in the foreseeable future, Triple-A One’s ratings were withdrawn by Moody’s and S&P at the request of Triple-A One.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Goodwill

Under the accounting guidance for goodwill and other intangible assets, goodwill is tested for impairment at least annually or when events indicate that an impairment may exist. The Company performed its annual impairment testing of goodwill, which related to its U.S. public finance insurance reporting unit, as of January 1, 2012.

As of January 1, 2012, the fair value of the Company’s U.S. public finance reporting unit did not exceed its carrying value, indicating that goodwill was potentially impaired. The fair value as of January 1, 2012 reflected the prolonged delay on the resolution of the litigation challenging the establishment of National, which adversely impacted the timing of writing new business, a key trigger for assessing goodwill impairment. As a result, in 2011, the Company recorded an impairment loss of $31 million, representing the full amount of goodwill, within “Other net realized gains (losses)” in its consolidated statements of operations. In performing this evaluation, the Company calculated the fair value of its U.S. public finance reporting unit utilizing discounted cash flow modeling. The inputs to the Company’s valuation model included its estimates of market participant assumptions.

Note 14: Income Taxes

Income (loss) from operations before provision (benefit) for income taxes consisted of:

	Years ended December 31,
In millions	2011	2010	2009
Domestic	$(2,231)	$(146)	$1,100
Foreign	(8)	51	117

Income (loss) before income taxes	$(2,239)	$(95)	$1,217

The Company files a consolidated tax return that includes all of its U.S. subsidiaries and foreign branches. The Company also files tax returns in the United Kingdom (“U.K.”), France, Spain, and various state and local jurisdictions. Income tax expense (benefit) on income (loss) and shareholders’ equity consisted of:

	Years ended December 31,
In millions	2011	2010	2009
Current taxes:
Federal	$(1)	$91	$(488)
State	1	(17)	5
Foreign	15	(1)	(25)
Deferred taxes:
Federal	(919)	(239)	1,046
State	0	—	—
Foreign	(16)	18	45

Provision (benefit) for income taxes	(920)	(148)	583

Income taxes charged (credited) to shareholders’ equity related to:
Total adjustments due to the adoption of new accounting standards	—	(21)	(3)
Change in unrealized gains and losses on investments	119	112	526
Change in other-than-temporary impairment losses	3	(4)	(50)
Change in fair value of derivative instruments	3	(7)	46
Change in foreign currency translation	(1)	2	4
Share-based compensation	4	3	5

Total income taxes charged (credited) to shareholders’ equity	128	85	528

Total effect of income taxes	$(792)	$(63)	$1,111

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Income Taxes (continued)

A reconciliation of the U.S. federal statutory tax rate of 35% to the Company’s effective income tax rate for the years ended December 31, 2011, 2010 and 2009 is presented in the following table:

	Years ended December 31,
	2011	2010	2009
Federal income tax computed at the statutory rates	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	1.5%	40.2%	(3.1)%
Mark-to-market on warrants	0.3%	(11.2)%	0.0%
Change in valuation allowance	6.2%	119.4%	13.8%
Change in uncertain tax positions	(1.0)%	(22.3)%	0.0%
State income tax, net of federal benefit	0.0%	11.5%	0.3%
Deferred tax inventory adjustment	0.0%	(13.6)%	0.7%
Foreign taxes	0.1%	(1.8)%	(1.6)%
Other	(1.0)%	(1.4)%	2.8%

Effective tax rate	41.1%	155.8%	47.9%

Deferred Tax Asset, Net of Valuation Allowance

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on tax assets and liabilities is recognized in income in the period that includes the enactment date.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Income Taxes (continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2011 and 2010 are presented in the following table:

	As of December 31,
In millions	2011	2010
Deferred tax liabilities:
Unearned premium revenue	$174	$61
Loss and loss adjustment expense reserves	31	493
Deferral of cancellation of indebtedness income	119	119
Deferred acquisition costs	123	144
Investments in VIEs	154	173
Other	—	216

Total gross deferred tax liabilities	601	1,206

Deferred tax assets:
Compensation and employee benefits	40	40
Net operating loss and tax credit carryforwards	330	274
Capital loss carryforward and other-than-temporary impairments	236	376
Net unrealized losses on insured derivatives	1,614	1,442
Net losses on financial instruments at fair value and foreign exchange	58	41
Net unrealized losses in accumulated other comprehensive income	105	229
Alternative minimum tax credit carryforward	22	45
Net deferred taxes on VIEs	73	43
Other	104	—

Total gross deferred tax assets	2,582	2,490

Valuation allowance	236	376

Net deferred tax asset	$1,745	$908

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

As of December 31, 2011, the Company reported a net deferred tax asset of $1.7 billion. The $1.7 billion deferred tax asset is net of a $236 million valuation allowance. As of December 31, 2011, the Company had a full valuation allowance against the deferred tax asset related to losses from asset impairments and realized losses from sales of investments as these losses are considered capital losses, have a five year carryforward period, and can only be used to offset capital gain income. The 2011 valuation allowance reflects a decrease of $140 million from the 2010 valuation allowance of $376 million. The change in the valuation allowance for the year ended December 31, 2011 was primarily due to generation of capital gains on asset sales and the re-characterization of certain impairments as bad debts resulting in ordinary losses. The remaining valuation allowance reflects the fact that the Company cannot predict capital gains in future years.

The Company has concluded that it is more likely than not that the remaining deferred tax assets will be realized. In its conclusion, the Company considered the following evidence (both positive and negative):

•

Due to the long-tail nature of the financial guarantee business, MBIA Inc.’s insurance subsidiaries, without regard to any new business, will have a steady stream of scheduled premium earnings with respect to the existing insured portfolio. Additionally, MBIA Corp.’s announcement in February 2008 of a temporary suspension in writing new structured finance transactions and a permanent cessation with respect to insuring new CDS contracts, except in transactions related to the reduction of existing derivative exposure, would not have an impact on the expected earnings related to the existing insured portfolio.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Income Taxes (continued)

•

The Company performed taxable income projections over a fifteen and twenty year period to determine whether it will have sufficient income to offset its deferred tax asset that will generate future ordinary deductions. In this analysis, the Company concluded that premium earnings, even without regard to any new business, combined with investment income, less deductible expenses, will be sufficient to recover its net deferred tax asset. The Company’s taxable income projections used to assess the recoverability of its deferred tax asset include an estimate of future loss and LAE equal to the present value discount of loss reserves already recognized on the balance sheet and an estimate of loss adjustment expense which is generally insignificant. The Company does not assume additional losses, with the exception of the accretion of its existing present value loss reserves, because the Company establishes case basis reserves on a present value basis based on an estimate of probable losses on specifically identified credits that have defaulted or are expected to default.

•

While the ratings downgrades by the rating agencies have significantly adversely impacted the Company’s ability to write new insurance business, the downgrades did not have a material impact on earnings from the existing insured portfolio, which the Company believes will be sufficient to absorb losses in the event that the cumulative unrealized losses become fully impaired.

•

With respect to installment policies, the Company generally does not have an automatic cancellation provision solely in connection with ratings downgrades. For purposes of projecting future taxable income, the Company has applied a discount to adjust for the possible cancellation of future installment premiums based on recent data. With regard to upfront policies, to the extent that the issuer chooses to terminate a policy, any unearned premium reserve with respect to that policy will be accelerated into earnings (i.e. refundings).

•

As of December 31, 2011, the Company had approximately $105 million of deferred tax assets related to net unrealized losses on investments included in accumulated other comprehensive income (loss). The Company intends to hold these investments until maturity or until such time as the value recovers. As such, the Company expects that the related deferred tax assets will reverse over the life of the securities.

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of December 31, 2011. The Company continues to assess the adequacy of its valuation allowance as additional evidence becomes available. The Company’s recent financial results have been volatile which has impacted management’s ability to accurately project future taxable income. Continued volatility or losses beyond those projected may cause the Company to conclude that certain of the deferred tax assets within the $1.7 billion as of December 31, 2011 may not be realizable.

Treatment of Undistributed Earnings of Certain Foreign Subsidiaries—“Accounting for Income Taxes—Special Areas”

No U.S. deferred income taxes have been provided on the differences in the book and tax basis in the Company’s carrying value of MBIA UK and other entities because of the Company’s practice and intent to permanently reinvest these earnings. The cumulative amounts of such differences were $15 million, $3 million and $57 million as of December 31, 2011, 2010 and 2009, respectively. The estimated tax liability with respect to this difference was $5 million as of December 31, 2011.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Income Taxes (continued)

In April 2010, the Company filed its 2009 tax return and elected to carryback its reported NOL under the five-year carryback provision. In the second quarter of 2010, the Company received a tax refund with respect to its carryback in the amount of $391 million which it allocated to the members of its affiliated group in accordance with the tax allocation agreement. In September 2010, the Company filed a superseding and final tax return which reported an additional tax loss. A subsequent carryback claim was filed before December 31, 2010 requesting an additional refund of $41 million, which has been received and allocated among the members of MBIA.

Accounting for Uncertainty in Income Taxes

It is the Company’s policy to record and disclose interest and penalties related to uncertainty in the accounting for income taxes as a component of income tax expense in the statements of operations. For the years ended December 31, 2011, 2010, and 2009, the Company recorded interest of $1.5 million, $0.6 million, and $0.5 million, respectively. As of December 31, 2011, 2010, and 2009 the amounts related to interest and penalties included in the consolidated balance sheets were not material.

The following table presents the change in the UTB during 2009, 2010 and 2011:

In millions
Unrecognized tax positions as of January 1, 2009	$19
The gross amount of the increase (decrease) in UTB as a result of tax positions taken:
During a prior year	2
The amounts of decreases in the UTB related to settlement with taxing authorities:	(11)

Unrecognized tax positions as of December 31, 2009	$10
The gross amount of the increase (decrease) in UTB as a result of tax positions taken:
During a prior year	21
The reduction to UTB as a result of the applicable statute of limitations	(5)

Unrecognized tax positions as of December 31, 2010	$26
The gross amount of the increase (decrease) in UTB as a result of tax positions taken:
During a prior year	21

Unrecognized tax positions as of December 31, 2011	$47

For the years ended December 31, 2011, 2010, and 2009, the portion of the UTB that, if recognized, would affect the effective tax rate was approximately $47 million, $25 million, and $9 million, respectively.

MBIA’s major tax jurisdictions include the U.S. and the U.K. MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. The Internal Revenue Service (“IRS”) has concluded its field work with respect to the examination of tax years 2004 through 2009. On January 12, 2012, the Joint Committee on Taxation notified the Company that the results of the IRS field examination were reviewed and accepted.

The U.K. tax authorities are currently auditing tax years 2005 through 2009. The New York State tax authorities are currently auditing the New York State combined tax returns for the years 2005 through 2007. The Company expects the examinations to be concluded before December 31, 2012.

The total amount of UTB is expected to decrease within the next 12 months due to finalizing adjustments and concluding all significant tax examinations. The range of this possible change to the amount of the unrecognized tax benefit is $20 million to $25 million.

As of December 31, 2011, the Company has a 2008 capital loss carryforward of $155 million which will expire in 2013. The Company also has a cumulative NOL carryforward of $943 million, which will expire from tax years 2029 through 2031, and a minimum tax credit carryforward of $22 million, which has an unlimited carryforward period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments

MBIA manages its activities through three principal business operations: U.S. public finance insurance, structured finance and international insurance, and advisory services. The Company’s U.S. public finance insurance business is operated through National, its structured finance and international insurance business is operated through MBIA Corp., and its advisory services business is operated through Cutwater. MBIA Inc. and certain of its subsidiaries also manage certain other business activities, the results of which are reported in its corporate, asset/liability products, and conduit segments. The corporate segment includes revenues and expenses that arise from general corporate activities. While the asset/liability products and conduit businesses represent separate business segments, they may be referred to collectively as “wind-down operations” as the funding programs managed through those businesses are in wind-down.

As defined by segment reporting, an operating segment is a component of a company (i) that engages in business activities from which it earns revenue and incurs expenses, (ii) whose operating results are regularly reviewed by the Chief Operating Decision Maker to assess the performance of the segment and to make decisions about the allocation of resources to the segment and, (iii) for which discrete financial information is available. The following sections provide a description of each of the Company’s reportable operating segments.

U.S. Public Finance Insurance

The Company’s U.S. public finance insurance segment is principally conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, U.S. public finance insured obligations when due. The obligations are generally not subject to acceleration, except that National may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. National issues financial guarantees for municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. National has not written any meaningful amount of business since its formation in 2009.

Structured Finance and International Insurance

The Company’s structured finance and international insurance segment is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, global structured finance and non-U.S. public finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. are insured by MBIA Corp., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA Corp. also insures debt obligations of the following affiliates:

•	MBIA Inc.;

•	GFL;

•	Meridian Funding Company LLC;

•

LaCrosse Financial Products, LLC (“LaCrosse”), a wholly-owned affiliate, in which MBIA Corp. has written insurance policies guaranteeing the obligations under credit default swaps (“CDS”), including termination payments that may become due upon certain events including the insolvency or payment default by MBIA Corp. or LaCrosse; and

•	Triple-A One.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

MBIA Corp.’s guarantees insure structured finance and asset-backed obligations, privately issued bonds used for the financing of public purpose projects, which are primarily located outside of the U.S. and that include toll roads, bridges, airports, public transportation facilities, utilities and other types of infrastructure projects serving a substantial public purpose, and obligations of sovereign-related and sub-sovereign issuers. Structured finance and ABS typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real property. The Company is no longer insuring new credit derivative contracts except for transactions related to the reduction of existing derivative exposure. MBIA Corp. has not written any meaningful amount of business since 2008.

In 2010, the accounting guidance for the consolidation of VIEs was amended and the Company was required to consolidate certain entities that are designed as VIEs where MBIA has contractual rights under insurance policies to direct the activities of the VIE when performance and other triggers were breached. The Company does not believe there is any difference in the risks and profitability of financial guarantees provided to VIEs compared with other financial guarantees written by MBIA. Refer to “Note 3: Recent Accounting Pronouncements” for information on accounting guidance that affected the consolidation of VIEs.

Advisory Services

The advisory services segment primarily consists of the operations of Cutwater-ISC, Cutwater Asset Management Corp. (“Cutwater-AMC”), and Cutwater Asset Management U.K. Limited (“Cutwater-UK”). Cutwater-ISC and Cutwater-AMC offers advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. The Company offers these services to public, not-for-profit, corporate and financial services clients, including the Company and its subsidiaries, as well as portfolio accounting and reporting services. Cutwater-ISC and Cutwater-AMC are Securities and Exchange Commission (“SEC”) registered investment advisers. Cutwater-AMC is also a Financial Industry Regulatory Authority member firm. Cutwater-UK provides fee-based asset management services to the Company’s foreign insurance affiliates and Euro Asset Acquisition Limited (“EAAL”), and to third-party institutional clients and investment structures. Cutwater-UK is registered with the Financial Services Authority in the U.K.

Corporate

The Company’s corporate segment is a reportable segment and includes revenues and expenses that arise from general corporate activities, such as fees, net investment income, net gains and losses, interest expense on MBIA Inc. debt and general corporate expenses. In the first quarter of 2010, MBIA established a service company, Optinuity Alliance Resources Corporation, which provides general support services to the corporate segment and other operating businesses. Employees of the service company provide various support services including management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, among others, on a fee-for-service basis. The service company’s revenues and expenses are included in the results of the corporate segment.

Wind-down Operations

The Company’s wind-down operations consist of the asset/liability products and conduit segments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

The asset/liability products segment principally consists of the activities of MBIA Inc., MBIA Investment Management Corp. (“IMC”), GFL and EAAL. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It has also provided customized products for funds that are invested as part of asset-backed or structured product transactions. GFL raises funds through the issuance of MTNs with varying maturities, which are, in turn, guaranteed by MBIA Corp. GFL lends the proceeds of these MTN issuances to MBIA Inc. (“GFL Loans”). MBIA Inc. invests the proceeds of investment agreements and GFL Loans in eligible investments, which consisted of investment grade securities at the time of purchase with a minimum average double-A credit quality rating. MBIA Inc. primarily purchases domestic securities, which are pledged to MBIA Corp. as security for its guarantees on investment agreements and MTNs. Additionally, MBIA Inc. loans a portion of the proceeds from investment agreements and MTNs to EAAL. EAAL primarily purchases foreign assets as permitted under the Company’s investment guidelines.

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

Segment Results

The following tables provide the Company’s segment results for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$599	$319	$26	$4	$90	$—		$1,038
Realized gains and other settlements on insured derivatives	2	(2,373)	—	—	—	—		(2,371)
Unrealized gains (losses) on insured derivatives	—	(441)	—	—	—	—		(441)
Net gains (losses) on financial instruments at fair value and foreign exchange	96	58	—	23	(276)	—		(99)
Net investment losses related to other-than-temporary impairments	—	(62)	—	(8)	(31)	—		(101)
Net gains (losses) on extinguishment of debt	—	—	—	—	24	2		26
Other net realized gains (losses)	(31)	1	—	25	4	—		(1)
Revenues of consolidated VIEs	—	361	—	—	31	—		392
Inter-segment revenues(2)	79	91	41	152	(23)	(340)		—

Total revenues	745	(2,046)	67	196	(181)	(338)		(1,557)
Loss and loss adjustment expense	4	(84)	—	—	—	—		(80)
Operating expenses	52	166	58	92	3	—		371
Interest expense	—	133	—	58	109	—		300
Expenses of consolidated VIEs	—	70	—	—	21	—		91
Inter-segment expenses(2)	114	124	6	22	95	(361)		—

Total expenses	170	409	64	172	228	(361)		682

Income (loss) before taxes	$575	$(2,455)	$3	$24	$(409)	$23		$(2,239)

Identifiable assets	$7,848	$19,985	$53	$829	$5,203	$(7,045)	(3)	$26,873

(1)—Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment fees and other fees.

(2)—Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivable and payables.

(3)—Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

	Year Ended December 31, 2010
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$601	$463	$30	$4	$113	$—		$1,211
Realized gains and other settlements on insured derivatives	1	(163)	—	—	—	—		(162)
Unrealized gains (losses) on insured derivatives	—	(607)	—	—	—	—		(607)
Net gains (losses) on financial instruments at fair value and foreign exchange	55	135	2	(28)	(76)	—		88
Net investment losses related to other-than-temporary impairments	—	(5)	—	—	(59)	—		(64)
Net gains (losses) on extinguishment of debt	—	—	—	—	35	—		35
Other net realized gains (losses)	—	29	—	—	—	—		29
Revenues of consolidated VIEs	—	246	—	—	96	22		364
Inter-segment revenues(2)	93	113	38	94	(18)	(320)		—

Total revenues	750	211	70	70	91	(298)		894
Loss and loss adjustment expense	73	159	—	—	—	—		232
Operating expenses	43	149	64	89	4	—		349
Interest expense	—	135	—	65	125	—		325
Expenses of consolidated VIEs	—	64	—	—	19	—		83
Inter-segment expenses(2)	104	135	7	14	60	(320)		—

Total expenses	220	642	71	168	208	(320)		989

Income (loss) before taxes	$530	$(431)	$(1)	$(98)	$(117)	$22		$(95)

Identifiable assets	$8,436	$23,980	$54	$653	$6,432	$(7,276)	(3)	$32,279

(1)—Represents	the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment fees and other fees.
(2)—Represents	intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivable and payables.
(3)—Consists	of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

	Year Ended December 31, 2009
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$638	$593	$32	$4	$193	$—		$1,460
Realized gains and other settlements on insured derivatives	1	(167)	—	—	—	—		(166)
Unrealized gains (losses) on insured derivatives	—	1,650	—	—	—	—		1,650
Net gains (losses) on financial instruments at fair value and foreign exchange	23	59	—	(3)	146	—		225
Net investment losses related to other-than-temporary impairments	—	(9)	—	—	(352)	—		(361)
Net gains (losses) on extinguishment of debt	—	13	—	4	203	5		225
Other net realized gains (losses)	—	(64)	—	—	4	—		(60)
Revenues of consolidated VIEs	—	(58)	—	—	39	—		(19)
Inter-segment revenues(2)	146	177	22	19	(3)	(361)		—

Total revenues	808	2,194	54	24	230	(356)		2,954
Loss and loss adjustment expense	94	770	—	—	—	—		864
Operating expenses	38	260	48	24	27	—		397
Interest expense	—	136	—	69	169	—		374
Expenses of consolidated VIEs	—	88	—	—	14	—		102
Inter-segment expenses(2)	125	116	1	—	116	(358)		—

Total expenses	257	1,370	49	93	326	(358)		1,737

Income (loss) before income taxes	$551	$824	$5	$(69)	$(96)	$2		$1,217

Identifiable assets	$8,184	$16,447	$125	$1,276	$8,092	$(8,423)	(3)	$25,701

(1)—Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment fees and other fees.

(2)—Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivable and payables.

(3)—Consists of intercompany reinsurance balances, repurchase agreements and loans.

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
In millions	2011	2010	2009
Total premiums earned:
United States	$545	$555	$661
United Kingdom	37	35	29
Europe (excluding United Kingdom)	29	23	21
Internationally diversified	33	41	83
Central and South America	36	40	41
Asia	15	9	17
Other	13	11	16

Total	$708	$714	$868

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

The following tables provide the results of the segments within the wind-down operations for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$90	$—	$—	$90
Net gains (losses) on financial instruments at fair value and foreign exchange	(276)	—	—	(276)
Net investment losses related to other-than-temporary impairments	(31)	—	—	(31)
Net gains (losses) on extinguishment of debt	24	—	—	24
Other net realized gains (losses)	4	—	—	4
Revenues of consolidated VIEs	11	20	—	31
Inter-segment revenues(2)	(19)	(4)	—	(23)

Total revenues	(197)	16	—	(181)
Operating expenses	3	—	—	3
Interest expense	109	—	—	109
Expenses of consolidated VIEs	2	19	—	21
Inter-segment expenses(2)	29	66	—	95

Total expenses	143	85	—	228

Income (loss) before taxes	$(340)	$(69)	$—	$(409)

Identifiable assets	$3,752	$1,531	$(80)	$5,203

(1)—Represents the sum of third-party interest income, investment management services fees and other fees.

(2)—Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Year Ended December 31, 2010
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$109	$4	$—	$113
Net gains (losses) on financial instruments at fair value and foreign exchange	(76)	—	—	(76)
Net investment losses related to other-than-temporary impairments	(59)	—	—	(59)
Net gains (losses) on extinguishment of debt	35	—	—	35
Other net realized gains (losses)	0	—	—	0
Revenues of consolidated VIEs	44	52	—	96
Inter-segment revenues(2)	(13)	(4)	(1)	(18)

Total revenues	40	52	(1)	91
Operating expenses	5	(1)	—	4
Interest expense	125	—	—	125
Expenses of consolidated VIEs	0	19	—	19
Inter-segment expenses(2)	58	3	(1)	60

Total expenses	188	21	(1)	208

Income (loss) before taxes	$(148)	$31	$—	$(117)

Identifiable assets	$5,125	$1,565	$(258)	$6,432

(1)—Represents the sum of third-party interest income, investment management services fees and other fees.

(2)—Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

	Year Ended December 31, 2009
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$192	$1	$—	$193
Net gains (losses) on financial instruments at fair value and foreign exchange	146	—	—	146
Net investment losses related to other-than-temporary impairments	(352)	—	—	(352)
Net gains (losses) on extinguishment of debt	203	—	—	203
Other net realized gains (losses)	4	—	—	4
Revenues of consolidated VIEs	(13)	52	—	39
Inter-segment revenues(2)	(1)	(3)	1	(3)

Total revenues	179	50	1	230
Operating expenses	25	2	—	27
Interest expense	169	—	—	169
Expenses of consolidated VIEs	0	14	—	14
Inter-segment expenses(2)	112	5	(1)	116

Total expenses	306	21	(1)	326

Income (loss) before taxes	$(127)	$29	$2	$(96)

Identifiable assets	$6,191	$1,992	$(91)	$8,092

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Insurance in Force (continued)

As of December 31, 2011, insurance in force, which represents principal and interest or other amounts owing on insured obligations, had an expected maturity range of 1 to 46 years. The distribution of MBIA Corp.’s and National’s combined insurance in force by geographic location, excluding $4.4 billion and $4.9 billion relating to transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies as of December 31, 2011 and 2010, respectively, is presented in the following table:

	As of December 31,
In billions	2011		2010
Geographic Location	Insurance in Force	% of Insurance in Force	Insurance in Force	% of Insurance in Force
California	$125.0	14.9%	$144.5	14.1%
New York	62.3	7.4%	73.4	7.2%
Florida	47.9	5.7%	58.0	5.7%
Texas	41.7	5.0%	49.7	4.8%
Illinois	41.2	4.9%	46.1	4.5%
New Jersey	30.3	3.6%	34.3	3.4%
Washington	22.8	2.7%	26.9	2.6%
Michigan	21.1	2.5%	24.3	2.4%
Pennsylvania	18.5	2.2%	24.8	2.4%
Massachusetts	15.1	1.8%	20.9	2.0%

Subtotal	425.9	50.7%	502.9	49.1%
Nationally diversified	102.4	12.2%	147.7	14.4%
Other states	224.2	26.7%	268.5	26.2%

Total United States	752.5	89.6%	919.1	89.7%

Internationally diversified	28.9	3.4%	36.9	3.6%
Country specific	58.7	7.0%	69.0	6.7%

Total non-United States	87.6	10.4%	105.9	10.3%

Total	$840.1	100.0%	$1,025.0	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Insurance in Force (continued)

The insurance in force by type of bond, excluding transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies, is presented in the following table:

	As of December 31,
In billions	2011		2010
Bond Type	Insurance in Force	% of Insurance in Force	Insurance in Force	% of Insurance in Force
Global public finance—United States:
General obligation	$234.3	27.9%	$278.7	27.2%
General obligation—lease	51.7	6.2%	60.2	5.9%
Municipal utilities	117.0	13.9%	138.8	13.5%
Tax-backed	86.3	10.3%	98.9	9.6%
Transportation	68.3	8.1%	84.5	8.2%
Higher education	36.9	4.4%	42.5	4.1%
Health care	16.9	2.0%	21.4	2.1%
Military housing	19.4	2.3%	20.5	2.0%
Investor-owned utilities(1)	11.5	1.4%	13.5	1.3%
Municipal housing	9.4	1.1%	11.0	1.1%
Student loans	2.1	0.3%	3.6	0.4%
Other(2)	2.8	0.3%	3.8	0.4%

Total United States	656.6	78.2%	777.4	75.8%

Global public finance—non-United States:
International utilities	16.2	1.9%	18.6	1.8%
Sovereign-related and sub-sovereign(3)	18.6	2.2%	20.3	2.0%
Transportation	15.0	1.8%	15.9	1.6%
Local governments(4)	0.5	0.1%	0.6	0.1%
Health care	0.1	0.0%	0.0	0.0%
Tax backed	0.2	0.0%	0.2	0.0%

Total non-United States	50.6	6.0%	55.6	5.5%

Total global public finance	707.2	84.2%	833.0	81.3%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Insurance in Force (continued)

	As of December 31,
In billions	2011		2010
Bond Type	Insurance in Force	% of Insurance in Force	Insurance in Force	% of Insurance in Force
Global structured finance:
Collateralized debt obligations(5)	78.7	9.4%	123.5	12.1%
Mortgage-backed residential	21.1	2.5%	24.1	2.4%
Mortgage-backed commercial	4.4	0.5%	5.4	0.5%
Consumer asset-backed:
Auto loans	0.7	0.1%	2.2	0.2%
Student loans	1.7	0.2%	1.9	0.2%
Manufactured housing	2.2	0.3%	2.5	0.2%
Other consumer asset-backed	0.2	0.0%	0.4	0.0%
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	3.2	0.4%	4.5	0.4%
Rental car fleets	—	0.0%	0.3	0.0%
Secured airline equipment securitization (EETC)	3.2	0.3%	3.5	0.3%
Other operating assets	0.7	0.1%	0.9	0.1%
Structured insurance securitizations	7.5	0.9%	9.2	0.9%
Franchise assets	1.3	0.2%	1.6	0.2%
Intellectual property	1.9	0.2%	3.7	0.4%
Future flow	0.4	0.0%	1.2	0.1%
Other corporate asset-backed	5.7	0.7%	7.1	0.7%

Total global structured finance	132.9	15.8%	192.0	18.7%

Total	$840.1	100.0%	$1,025.0	100.0%

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

The insurance operations have entered into certain guarantees of derivative contracts, included in the preceding tables, which are accounted for as derivative instruments. MBIA generally guarantees the timely payment of principal and interest related to these derivatives upon the occurrence of a credit event with respect to a referenced obligation. The maximum amount of future payments that MBIA may be required to make under these guarantees is $73.1 billion. MBIA’s guarantees of derivative contracts have a legal maximum maturity range of 1 to 71 years. A small number of insured credit derivative contracts have long-dated maturities, which comprise the longest maturity dates of the underlying collateral. However, the expected maturities of such contracts are much shorter due to amortizations and prepayments in the underlying collateral pools. The fair values of these guarantees as of December 31, 2011 and 2010 are recorded on the consolidated balance sheets as derivative liabilities, representing gross losses, of $4.8 billion and $4.4 billion, respectively.

In the fourth quarter of 2011, MBIA entered into credit derivative contracts to economically hedge $1.3 billion of gross insurance in force related to two insured CDS transactions referencing CRE CDOs and one structured CMBS pool. These credit derivative contracts were entered into in connection with commutations agreed to in the fourth quarter of 2011 that the Company expects to settle during 2012, at which time the credit derivatives will terminate and the hedged exposure will be eliminated. These derivative contracts are discussed further in “Note 10: Derivative Instruments.”

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Insurance in Force (continued)

Investment agreement contracts and MTNs issued by the Company’s asset/liability products segment are insured by MBIA Corp. and are not included in the previous tables. If MBIA Inc. or these subsidiaries were to have insufficient assets to pay amounts due, MBIA Corp. would make such payments under its insurance policies. As of December 31, 2011, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees is $4.4 billion. These guarantees, which have a maximum maturity range of 1 to 36 years, were entered into on an arm’s length basis and are fully collateralized by marketable securities. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.

Reinsured Exposure

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. As of December 31, 2011, the use of reinsurance was immaterial to the insurance operations business and the Company expects that it will continue to be immaterial in the future.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2011, the total amount available under these letters of credit and trust arrangements was $7 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

The aggregate amount of insurance in force ceded by MBIA to reinsurers was $7.5 billion and $9.8 billion as of December 31, 2011 and 2010, respectively. For Financial Guaranty Insurance Company (“FGIC”) policies assigned to National from MBIA, National maintains the right to receive third-party reinsurance totaling $9.1 billion and $10.4 billion of insured par outstanding as of December 31, 2011 and 2010, respectively. The aggregate amount of insurance in force for FGIC policies is $16.1 billion and $18.3 billion as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $4.3 billion compared with $5.7 billion as of December 31, 2010. The following table presents information about the Company’s reinsurance agreements as of December 31, 2011 for its U.S. public finance and structured finance and international insurance operations.

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	LOC / Trust Accounts	Reinsurance Recoverable(1)
Assured Guaranty Corp.	AA- (Stable Outlook)	Aa3 (Negative Outlook)	$3,235	$—	$16
Assured Guaranty Re Ltd.	AA- (Stable Outlook)	A1 (Negative Outlook)	542	5	0
Overseas Private Investment Corporation	AA+ (Negative Outlook)	Aaa (Negative Outlook)	320	—	—
Export Development Canada	AAA (Stable)	Aaa (Stable)	77	1	—
Others	A+ or above	A1 or above	95	1	0

Total			$4,269	$7	$16

(1)—Total	reinsurance recoverable of $16 million comprised recoverables on paid and unpaid losses of $1 million and $15 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Insurance in Force (continued)

Since December 2007, several of the Company’s financial guarantee reinsurers, including Assured Guaranty Corp., Assured Guaranty Re Ltd., and Old Republic Insurance Co. have had their credit ratings either downgraded or put on negative watch by one or more of the major rating agencies. Although there was no material impact on the Company for any of these rating agency actions relating to these reinsurers, a further deterioration in the financial condition of one or more of these reinsurers could require the establishment of reserves against any receivables due from the reinsurers.

Premium Summary

The components of financial guarantee net premiums earned, including premiums assumed from and ceded to other companies, are presented in the following table:

	Years Ended December 31,
In millions	2011	2010	2009
Net premiums earned:
Direct	$505	$516	$726
Assumed	112	106	107

Gross	617	622	833
Ceded	(12)	(28)	(87)

Net	$605	$594	$746

For the years ended December 31, 2011, 2010 and 2009, recoveries received on claims for financial guarantee policies under reinsurance contracts totaled $10 million, $21 million and $41 million, respectively. Ceding commissions from reinsurance, before deferrals and net of returned ceding commissions, were revenue of $3 million, $7 million and $6 million for the years December 31, 2011, 2010, and 2009, respectively.

Note 17: Insurance Regulations and Dividends

MBIA Corp. and National are subject to insurance regulations and supervision of the State of New York (their state of incorporation) and all U.S. and non-U.S. jurisdictions in which they are licensed to conduct insurance business. The extent of insurance regulation and supervision varies by jurisdiction, but New York and most other jurisdictions have laws and regulations prescribing minimum standards of solvency and business conduct, which must be maintained by insurance companies. Among other things, these laws prescribe permitted classes and concentrations of investments and limit both the aggregate and individual securities risks that MBIA Corp. and National may insure on a net basis based on the type of obligations insured. In addition, some insurance laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. and National are required to file detailed annual financial statements with the NYSDFS and similar supervisory agencies in other jurisdictions in which it is licensed. The operations and accounts of MBIA Corp. and National are subject to examination by regulatory agencies at regular intervals.

The NYIL regulates the payment of dividends by financial guarantee insurance companies and provides that such companies may not declare or distribute dividends except out of statutory earned surplus. Under the NYIL, the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as reported in the latest statutory financial statements and (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the Superintendent of the NYSDFS approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Insurance Regulations and Dividends (continued)

In 2011, MBIA Corp. did not declare or pay any dividends to MBIA Inc. or the holders of its preferred stock. MBIA Corp. is currently unable to pay dividends, including those related to its preferred stock, as a result of its earned surplus deficit as of December 31, 2011 and is not expected to have any statutory capacity to pay any dividends in the near term. In connection with MBIA Corp. obtaining approval from the NYSDFS to release excessive contingency reserves as of September 30, 2011 and December 31, 2011, as described below, MBIA Corp. agreed that it would not pay any dividends without prior approval from the NYSDFS.

Effective January 1, 2010, National was granted a permitted practice by the NYSDFS to reset its unassigned surplus to zero. Previously, National had an unassigned surplus deficit principally as a result of the 2009 reinsurance transaction between MBIA Corp. and National. The reset provides National with dividend capacity of $142 million and $91 million as of December 31, 2011 and 2010, respectively. National did not declare or pay any dividends during 2011 or 2010. In October 2010, the plaintiffs in the Transformation litigation initiated a court proceeding challenging the approval of the surplus reset. Refer to “Note 23: Commitments and Contingencies” for further information on the Transformation litigation. In connection with this court proceeding, we have agreed that National will not pay dividends during the current adjournment of the proceeding (i.e., through April 19, 2012). In addition, in connection with the approval of a release of excessive contingency reserves as of December 31, 2011 in MBIA Insurance Corporation, as described below, the Company has agreed that National will not pay dividends without the prior approval of the NYSDFS prior to July 19, 2013 (i.e., for an additional 15 months after the expiration of the current adjournment period in the court proceeding).

As a result of the establishment of National and the reinsurance of the MBIA Corp. and FGIC portfolios by National, National and MBIA Corp. exceeded as of the closing date certain single and aggregate risk limits under the NYIL. These insurers obtained waivers from the NYSDFS of such limits. In connection with the waivers, they submitted a plan to the NYSDFS to achieve compliance with the applicable regulatory limits. Under the plans, they agreed not to write new financial guarantee insurance for certain issuers, and in MBIA Corp.’s case, in certain categories of business, until they were in compliance with their single risk limits and agreed to take commercially reasonable steps, including considering reinsurance, the addition of capital and other risk mitigation strategies, in order to comply with the regulatory single and aggregate risk limits. As a condition to granting the waiver, the NYSDFS required that, in addition to complying with these plans, upon written notice from the NYSDFS, MBIA Corp. and National, as applicable, would cease writing new financial guarantee insurance if it were not in compliance with the risk limitation requirements by December 31, 2009. In 2010, National was not in compliance with its single or aggregate risk limits requirements, while MBIA Corp. was in compliance with its aggregate but not its single risk limits requirements. As of December 31, 2011, both National and MBIA Corp. satisfied their aggregate risk limits requirement but not their single-risk limits requirements. To date, no such notice has been received from the NYSDFS. In 2011 and 2010, MBIA Corp. reported a de minimis number of additional overages to the NYSDFS due to changes in its statutory capital.

Under the NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Under the NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves, and 50% of its loss reserves and unearned premium reserves, in certain qualifying assets. Reductions in the contingency reserve may be recognized based on excess reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. Pursuant to approval granted by the NYSDFS in accordance with NYIL, and subject to the conditions of the approval as noted above, as of December 31, 2011, MBIA Insurance Corporation released to surplus an aggregate of $582 million of contingency reserves. Absent this release, MBIA Insurance Corporation would have had a short-fall of $582 million of qualifying assets to meet its requirement as a result of its use of cash to pay claims and to effect commutations, and as a result of the failure of certain mortgage originators to honor contractual obligations to repurchase ineligible mortgage loans from securitizations MBIA Corp. had insured. Including the above release, pursuant to approvals granted by the NYSDFS in accordance with NYIL, during 2011, MBIA Insurance Corporation released to surplus an aggregate of $900 million of excessive contingency reserves.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Insurance Regulations and Dividends (continued)

Consolidated results of operations for MBIA Corp. determined in accordance with statutory accounting practices for the years ended December 31, 2011 and 2010 were net losses of $477 million and $434 million, respectively. As of December 31, 2011, MBIA Corp.’s statutory capital was $2.3 billion, consisting of policyholders’ surplus of $1.6 billion and contingency reserve of $706 million. As of December 31, 2010, MBIA Corp. had statutory capital of $2.7 billion.

For the years ended December 31, 2011 and 2010, National had statutory net income of $478 million and $409 million, respectively. As of December 31, 2011, National’s statutory capital was $2.8 billion, consisting of policyholders’ surplus of $1.4 billion and contingency reserves of $1.4 billion. As of December 31, 2010, National had statutory capital of $2.4 billion.

Note 18: Pension and Profit Sharing Plans

The Company maintains a qualified non-contributory defined contribution pension plan to which the Company contributes 10% of each eligible employee’s annual compensation. Annual compensation for determining such contributions consists of base salary, bonus and commissions, as applicable. Pension benefits vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. The Company funds the annual pension contribution by the following February of each applicable year. Pension expense related to the Company’s qualified pension plan for the years ended December 31, 2011, 2010 and 2009 was $6 million, $7 million, and $6 million, respectively.

The Company also maintains a qualified profit sharing/401(k) plan. The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute, through payroll deductions, up to 25% of eligible compensation. The Company matches employee contributions up to the first 5% of such compensation. The 401(k) matching contributions are made in the form of cash, whereby participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. Participants who qualify for distribution may receive a single lump sum, transfer the assets to another qualified plan or individual retirement account, or receive a series of specified installment payments. Profit sharing/401(k) expense related to the Company’s qualified plan for the years ended December 31, 2011, 2010 and 2009 was $4 million, $3 million, and $3 million, respectively.

In addition to the above two plans, the Company maintains a non-qualified deferred compensation plan. Contributions to the above qualified plans that exceed limitations established by federal regulations are then contributed to the non-qualified deferred compensation plan. The non-qualified pension expense for the years ended December 31, 2011, 2010 and 2009 was $2 million, $3 million, and $2 million, respectively. The non-qualified profit sharing/401(k) expense for each of the years ended December 31, 2011, 2010 and 2009 was $1 million for each applicable year.

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

Under the restricted stock component of the Omnibus Plan, certain employees are granted restricted shares of the Company’s common stock. These awards have a restriction period lasting three, four or five years depending on the type of award, after which time the awards fully vest. During the vesting period, these shares may not be sold. Restricted stock may be granted to all employees. The majority of restricted stock is granted to employees from the vice-president level up to and including the Chief Executive Officer (“CEO”).

Following the effective date of the Omnibus Plan, no new options or awards were granted under any of the prior plans authorized by the shareholders and all shares authorized but unissued were canceled. All stock awards granted under the prior plans and subsequently canceled or expired after the effective date of the Omnibus Plan, become available for grant under the Omnibus Plan.

In 2011, no options were granted and 225,874 options were canceled or expired. In 2011, 235,050 restricted shares were granted, no restricted share units were granted, 58,466 restricted shares were forfeited and no restricted share units were canceled. This restricted share activity affects the available share balance for future grants under the Omnibus Plan at a two-for-one ratio. There were 6,533,715 shares available for future grants under the Omnibus Plan as of December 31, 2011.

The shareholders of the Company approved a restricted share grant for the CEO which was granted in February 2009. The grant did not reduce the shares available for grant under the Omnibus Plan, as the grant was separately approved by the shareholders of the Company. In addition, the vesting schedule of the grant is linked to the Company’s market value performance. For further information regarding performance based awards, please refer to the “Performance Based Awards” section of this note.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19: Long-term Incentive Plans (continued)

Restricted Stock

The fair value of the restricted shares awarded, determined on the grant date, was $2 million and $4 million, and the fair value of the restricted shares canceled was $1 million and $33 million for 2011 and 2010, respectively. Restricted shares have been recorded as unearned compensation, which is a component of paid-in capital within shareholders’ equity on the Company’s consolidated balance sheets and have been included in Share-based compensation on the Company’s consolidated statements of changes in shareholders’ equity. The amount of unearned compensation, net of estimated forfeitures, was $11 million as of December 31, 2011, which is expected to be recognized as expense over a weighted average period of 2.2 years. Unearned compensation is amortized to expense over the appropriate three- to five- year vesting period (except for a minor portion granted to members of the MBIA Inc. Board of Directors which is amortized over a ten-year period).

Compensation expense related to the restricted shares, net of estimated forfeitures, was $9 million, $6 million and $9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The tax benefit related to the restricted share awards during 2011, 2010 and 2009 was $2 million, $2 million and $3 million, respectively. In addition, during 2011, 2010 and 2009 there was a tax charge of $1 million, respectively, for each of the years in paid-in capital related to the restricted shares that vested at a lower market value in comparison to the market value on the date of grant.

A summary of the Company’s restricted shares outstanding as of December 31, 2011, 2010 and 2009, and changes during the years ended on those dates, is presented in the following table:

	Restricted Share Activity
	2011	2010	2009
Outstanding at beginning of year	5,013,890	5,169,193	3,619,969
Granted	235,050	805,776	2,194,686
Vested	(308,692)	(48,009)	(77,847)
Forfeited	(58,466)	(913,070)	(567,615)

Outstanding at end of year	4,881,782	5,013,890	5,169,193

The following table presents the total number of restricted share awards granted during the last three years. The proxy officers are disclosed in the Company’s proxy statement.

	Number of Restricted Shares Granted
	2011	2010	2009
Proxy officers	—	600,000	1,291,990
Other	235,050	205,776	902,696

Total	235,050	805,776	2,194,686

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19: Long-term Incentive Plans (continued)

Stock Options

The Company determines the fair value for stock option awards at the date of grant and is estimated using the Black-Scholes option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable and contain both service and some performance conditions. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. During 2011, no stock option awards were granted. The number of significant options granted and the assumptions used for valuing such option grants during 2010 and 2009 are shown in the following table:

	March 2010	March 2009
Number of options granted	1,100,000	1,900,000
Exercise price	$5.05	$4.02
Dividend yield	0.000%	0.705%
Expected volatility	0.9938	0.8520
Risk-free interest rate	2.585%	2.209%
Expected option term (in years)	5.00	5.00

Employee stock option compensation expense, net of estimated forfeitures, for the years ended December 31, 2011, 2010, and 2009 totaled $4 million, $2 million and $6 million, respectively. During 2011, 2010, and 2009 there were no stock option awards exercised. During 2011 and 2010, the Company wrote off a deferred tax asset of $3 million and $2 million, respectively, related to the cancellation of fully vested stock option awards as a charge to paid-in capital. As of December 31, 2011, there was $5 million of total unrecognized compensation cost related to non-vested stock options. This amount is expected to be recognized as expense over a weighted average period of 1.6 years.

During the year ended December 31, 2011, no stock option awards were granted. The following table presents the total number of options granted during 2010 and 2009. The proxy officers are disclosed in the Company’s proxy statement.

	Number of Options Granted
	2010	2009
Proxy officers	600,000	1,750,000
Other senior officers	—	—

Senior officers	600,000	1,750,000
Other	500,000	150,000

Total	1,100,000	1,900,000

A summary of the Company’s stock options outstanding as of December 31, 2011, 2010 and 2009, and changes during the years ended on those dates, is presented in the following tables:

	2011
Options	Number of Shares	Weighted Avg. Price per Share
Outstanding at beginning of year	6,650,947	$22.1713
Granted	—	—
Expired or canceled	(225,874)	46.0164

Outstanding at end of year	6,425,073	$21.3330

Exercisable at end of year	2,211,878	$46.1478
Weighted average fair value per share of options granted during the year		$—

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19: Long-term Incentive Plans (continued)

	2010
Options	Number of Shares	Weighted Avg. Price per Share
Outstanding at beginning of year	7,044,820	$25.3110
Granted	1,100,000	5.0500
Expired or canceled	(1,493,873)	24.3703

Outstanding at end of year	6,650,947	$22.1713

Exercisable at end of year	2,050,252	$53.1172
Weighted average fair value per share of options granted during the year		$3.79

	2009
Options	Number of Shares	Weighted Avg. Price per Share
Outstanding at beginning of year	6,312,194	$34.9822
Granted	1,900,000	4.0200
Expired or canceled	(1,167,374)	42.9522

Outstanding at end of year	7,044,820	$25.3110

Exercisable at end of year	2,006,620	$50.0301
Weighted average fair value per share of options granted during the year		$2.61

The following table summarizes information about outstanding stock options as of December 31, 2011:

	Stock Options Outstanding				Stock Options Excercisable
Range of Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Instrinsic Value (in millions)	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Instrinsic Value (in millions)
$4.02-$12.50	4,550,000	4.03	$7.8101	$19	350,000	4.12	$4.0200	$3
$36.69-$55.60	838,632	0.75	44.9540	—	835,437	0.75	44.9401	—
$57.10-$70.86	1,036,441	2.78	61.5861	—	1,026,441	2.76	61.4958	—

Total	6,425,073	3.40	$21.3330	$19	2,211,878	2.21	$46.1478	$3

Performance Based Awards

During 2010, the Board of Managers of Cutwater established the Cutwater Asset Management Equity Participation Plan (“the Plan”). The purpose of the Plan is to promote the interests of Cutwater and its equity security holders and is designed to provide compensation tied to the value of Cutwater by the grant of equity participation units. Each unit represents the contractual right to receive cash payments based on the value of Cutwater. These grants have a restriction period lasting five years, after which time the awards fully vest providing the participant is continuously employed by Cutwater or one of its affiliates during that period. The maximum number of units available for grant under the Plan is 350,000. During 2011, 31,000 units were granted and 15,136 were canceled. As of December 31, 2011, 244,180 units were outstanding and 105,820 units were available for future grants under the Plan. In accordance with the accounting guidance for awards that include a cash-based settlement feature, the Plan is classified as a liability award. The original value of the award was determined on the date of grant and remeasured at each balance sheet date. A liability is accrued over the vesting period of the Plan and reflects the present value of the award as of each balance sheet date. Any change is reflected in earnings. Compensation cost related to the Plan for the year ended December 31, 2011 was a benefit of $2 million. The benefit was due to a decline in the present value of the award. Compensation cost related to the Plan for the year ended December 31, 2010 was $5 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19: Long-term Incentive Plans (continued)

During 2009, the Company granted 1,291,990 restricted shares to the CEO which has a vesting schedule dependent on the achievement of certain stock price targets of the Company. The grant and corresponding compensation expense has been included in the above restricted stock disclosure for 2009. As permitted by the accounting guidance for share-based payment, the Company estimates the fair value of awards that contain only market performance conditions at the date of grant using a binomial lattice model with a Monte Carlo simulation. The binomial lattice model can better incorporate assumptions about a stock price path because the model can accommodate a large number of potential stock prices over the award’s term in comparison to the Black-Scholes model.

Deferred Cash Awards

During 2011, 2010 and 2009, the Company granted deferred cash-based long-term incentive awards. These grants have a vesting period of either three or five years, after which time the award fully vests. Payment is generally contingent on the employee’s continuous employment with the Company through the payment date. The deferred cash awards are granted to employees from the vice-president level up. Compensation expense related to the deferred cash awards was $9 million, $7 million and $5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 20: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the years ended December 31, 2011, 2010 and 2009, there were 3,797,548, 4,526,442, and 7,401,350, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
$ in millions except share and per share amounts	2011	2010	2009
Net income (loss)	$(1,319)	$53	$634
Net income (loss) available to common shareholders	$(1,319)	$53	$623
Basic weighted average shares(1)	197,019,968	202,421,433	208,156,622
Effect of common stock equivalents:
Stock options	—	599,701	—

Diluted weighted average shares	197,019,968	203,021,134	208,156,622

Net income (loss) per common share:
Basic	$(6.69)	$0.26	$2.99

Diluted	$(6.69)	$0.26	$2.99

(1)—

Includes 5,080,742, 5,325,428 and 5,259,561 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the years ended December 31, 2011, 2010 and 2009, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidted Financial Statements

Note 21: Common and Preferred Stock

Common Stock

Stock Warrants

The Company granted Warburg Pincus warrants to purchase 11.5 million shares of MBIA common stock at an exercise price of $30.25 per share, “B” warrants, which, upon obtaining certain approvals, will become exercisable to purchase 9.8 million shares at a price of $30.25 per share, and “B2” warrants to purchase 4 million shares at a price of $16.20 per share. Warrants granted to Warburg Pincus are recorded as liabilities and reported within “Other liabilities” on the consolidated balance sheets due to terms and conditions in the agreements that could require net cash settlement. As of December 31, 2011 and 2010, the fair value of the warrants was $38 million and $58 million, respectively.

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

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. As of December 31, 2011, the Company repurchased 56.7 million shares of MBIA Inc. under the share repurchase program at a cost of $977 million and an average price of $17.24 per share, and $23 million remained available under the program. During 2011, MBIA repurchased 6.5 million shares at an average price of $7.64 per share.

During 2011 and 2010, 102,578 and 16,984 shares, respectively, were purchased by the Company for settling awards under the Company’s long-term incentive plans.

Preferred Stock

In November 2008, through a Money Market Committed Preferred Custodial Trust (“CPCT”) facility issued by eight trusts (“the Trusts”), MBIA Corp. exercised a put option to sell to the Trusts perpetual preferred stock issued by MBIA Corp. Upon MBIA exercising the put option, the Trusts transferred proceeds of $400 million to MBIA Corp. in exchange for 4,000 shares of non-cumulative perpetual preferred stock. Once the proceeds were received, MBIA exercised its right to terminate the CPCT facility by making a fixed-rate election. As a result, the Trusts were terminated and third-party investors received a pro-rata share of MBIA Corp.’s preferred stock. MBIA Corp.’s preferred stock has preference over common stock upon liquidation.

As of December 31, 2011, MBIA Insurance Corporation had 2,759 shares of preferred stock issued and outstanding with a carrying value of $28 million. As of December 31, 2011, MBIA Inc. had repurchased 1,444 shares of the outstanding preferred stock of MBIA Insurance Corporation at a weighted average purchase price of $10,900 per share or 10.9% of face value. During 2011, MBIA Inc. repurchased 111 shares at a weighted average price of $20,200 per share or 20.2% of face value. As of December 31, 2011, on a consolidated basis, 1,315 preferred shares of MBIA Insurance Corporation remained outstanding to unaffiliated investors with a carrying value of $12 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21: Common and Preferred Stock (continued)

In accordance with MBIA’s fixed-rate election, the dividend rate on the preferred stock was determined using a fixed-rate equivalent of LIBOR plus 200 basis points. Each share of preferred stock has a par value of $1,000 with a liquidation preference of $100,000. The holders of the preferred stock are not entitled to any voting rights as shareholders of MBIA Corp. and their consent is not required for taking any corporate action. Subject to certain requirements, the preferred stock may be redeemed, in whole or in part, at the option of MBIA Corp. at any time or from time to time for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon at the date of redemption for the then current dividend period and any previously accumulated dividends payable without interest on such unpaid dividends. As of December 31, 2011 and 2010, there were no dividends declared on the preferred stock. Payment of dividends on MBIA Corp.’s preferred stock is subject to the same restrictions that apply to dividends on common stock under New York State insurance law. The terms of the preferred stock provide that if MBIA Corp. fails to pay dividends in full on the preferred stock for 18 consecutive months, the authorized number of members of the MBIA Corp. board of directors will automatically be increased by two and the holders of the preferred stock will be entitled to fill the vacancies so created at a special meeting of the preferred shareholders of MBIA Corp. Due to its nonpayment of dividends on the preferred stock for 18 consecutive months, MBIA Corp. held a meeting of preferred stockholders on August 12, 2011 to elect the two new directors. The meeting was adjourned because a quorum was not present.

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

•	Entities for which investments are accounted for using the equity method by the Company.

•	Trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management.

•	Principal owners of the Company defined as owners of record or known beneficial owners of more than 10% of the voting interests of the Company.

•

Management of the Company which includes persons who are responsible for achieving the objectives of the Company and who have the authority to establish policies and make decisions by which those objectives are to be pursued. Management normally includes members of the Board of Directors, the CEO, Chief Operating Officer, Vice President in charge of principal business functions and other persons who perform similar policymaking functions.

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

Since 1989, MBIA Corp. has executed five surety bonds to guarantee the payment obligations of the members of the Municipal Bond Insurance Association (the “Association”), a voluntary unincorporated association of insurers writing municipal bond and note insurance as agents for the member insurance companies that had their S&P claims-paying rating downgraded from AAA on their previously issued Association policies. In the event that the Association does not meet their policy payment obligations, MBIA Corp. will pay the required amounts directly to the paying agent. The aggregate outstanding exposure on these surety bonds as of December 31, 2011 was $340 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22: Related Party Transactions (continued)

MBIA, through its subsidiaries, is responsible for providing investment advisory and certain related administrative services to the MBIA Capital/Claymore Managed Duration Investment Grade Municipal Fund (“the Fund”). MBIA earned investment management, accounting, administration and service fees related to the Fund, net of underwriting fees paid to a third party, and are included in “Fees and reimbursements” in the Company’s consolidated statements of operations. These amounts were not significant for the years ended December 31, 2011, 2010 and 2009.

Cutwater-AMC, an indirect wholly owned subsidiary of MBIA, is responsible for providing investment advisory services to the MBIA Municipal Bond Inflation Protection Fund (“MIPS Fund”) of FundVantage Trust, an SEC-registered open-end, management investment company launched in November 2007. The investment objective of the MIPS Fund is to seek high after-tax inflation protected returns and it is intended to be marketed to institutional and retail investors. MBIA Corp. invested $25 million in the MIPS Fund as the initial shareholder and waived investment management fees related to the MIPS Fund in 2009. However, MBIA Corp. earned $0.2 million from its investment in the MIPS Fund in 2009, which is included in net investment income in the Company’s consolidated statements of operations. MBIA Corp. redeemed its investment in the MIPS Fund in April 2009.

The Company had no loans outstanding to any executive officers or directors during 2011 and 2010.

Note 23: Commitments and Contingencies

MBIA has received subpoenas or informal inquiries from a variety of regulators, regarding a variety of subjects. MBIA has cooperated fully with each of these regulators and has or is in the process of satisfying all such requests. MBIA may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

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

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that plaintiffs’ claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. On November 12, 2008, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal on statute of limitations grounds, but remanded the case to allow the plaintiffs to file an amended complaint. The Second Consolidated Amended Class Action Complaint was filed on February 18, 2009. On September 24, 2009, the Court dismissed plaintiffs’ complaint with prejudice. On November 2, 2009, the plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Second Circuit. On June 22 and 24, 2010, individual defendants Juliette Tehrani and David Elliot, respectively, were voluntarily dismissed from the litigation. On February 28, 2011, the U.S. Court of Appeals for the Second Circuit vacated the district court’s grant of the Company’s motion to dismiss and remanded the case back to the district court for reconsideration of the statute of limitations analysis in light of the intervening U.S. Supreme Court decision in Merck & Co. v. Reynolds as well as to consider additional arguments in favor of dismissal propounded by the Company. On June 10, 2011, defendants filed a renewed motion to dismiss the complaint.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23: Commitments and Contingencies (continued)

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re MBIA Inc. Securities Litigation, No. 08-CV-264, (KMK) was filed in the U.S. District Court for the Southern District of New York, alleging violations of the federal securities laws. The amended complaint alleged that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, issuing false and misleading statements with respect to the Company’s exposure to CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. On March 31, 2010, the claims against Dunton and Chaplin were dismissed without prejudice. On April 30, 2010, plaintiffs filed their Second Consolidated Amended Class Action Complaint. On September 6, 2011, the parties entered into a Stipulation and Agreement of Settlement of the lawsuit. On September 30, 2011, the re-alleged claims against Dunton and Chaplin were withdrawn and dismissed with prejudice, and on December 19, 2011, the Court approved the Settlement and dismissed the action with prejudice.

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

On August 11, 2008, a shareholder derivative lawsuit entitled Crescente v. Brown et al., No. 08-17595 was filed in the Supreme Court of the State of New York, County of Westchester against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant. The gravamen of this complaint is similar to the Detroit Complaint except that the time period assertedly covered is from January 2007, through the time of filing of this complaint. The derivative plaintiff has agreed to stay the action pending further developments in the federal derivative litigation.

On July 23, 2008, the City of Los Angeles filed a complaint in the Superior Court of the State of California, County of Los Angeles, against a number of financial guarantee insurers, including MBIA. At the same time and subsequently, additional complaints against MBIA and nearly all of the same co-defendants were filed by the City of Stockton, the Public Financing Authority of the City of Stockton, the City of Oakland, the City and County of San Francisco, the County of San Mateo, the County of Alameda, the City of Los Angeles Department of Water and Power, the Sacramento Municipal Utility District, the City of Sacramento, the City of Riverside, the Los Angeles World Airports, the City of Richmond, Redwood City, the East Bay Municipal Utility District, the Sacramento Suburban Water District, the City of San Jose, the County of Tulare, the Regents of the University of California, Contra Costa County, the Redevelopment Agency of the City of Riverside, and the Public Financing Authority of the City of Riverside, The Olympic Club, the Jewish Community Center of San Francisco and the Redevelopment Agency of San Jose. These cases are part of a coordination proceeding in Superior Court, San Francisco County, before Judge Richard A. Kramer, referred to as the Ambac Bond Insurance Cases, which name as defendants MBIA, Ambac Assurance Corp., Syncora Guarantee, Inc. f/k/a XL Capital Assurance Inc., Financial Security Assurance, Inc., Assured Guaranty Corp., Financial Guaranty Insurance Company, and CIFG Assurance North America, Inc., Fitch Inc., Fitch Ratings, Ltd., Fitch Group, Inc., Moody’s Corporation, Moody’s Investors Service, Inc., The McGraw-Hill Companies, Inc., and Standard & Poor’s Corporation.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23: Commitments and Contingencies (continued)

In August 2011, plaintiffs filed amended versions of their respective complaints. The claims allege participation by all defendants in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and not-for-profit issuers and thus created market demand for bond insurance. Plaintiffs also allege that the individual bond insurers participated in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and each failed adequately to disclose the impact of those transactions on their financial condition. In addition to the statutory antitrust claim, plaintiffs assert common law claims of breach of contract and fraud against MBIA and the other monoline defendants. The non-municipal plaintiffs also allege a California unfair competition cause of action. On October 20, 2011, the court overruled MBIA’s demurrers to plaintiffs’ amended complaints. On December 2, 2011, MBIA and the other monoline defendants filed a special motion to strike pursuant to California’s anti-SLAPP statute.

On July 23, 2008, the City of Los Angeles filed a separate complaint in the Superior Court, County of Los Angeles, naming as defendants MBIA and other financial institutions, and alleging fraud and violations of California’s antitrust laws through bid-rigging in the sale of guaranteed investment contracts and what plaintiffs call “municipal derivatives” to municipal bond issuers. The case was removed to federal court and transferred by order dated November 26, 2008, to the Southern District of New York for inclusion in the multidistrict litigation In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950. Complaints making the same allegations against MBIA and nearly all of the same co-defendants were then, or subsequently, filed by the County of San Diego, the City of Stockton, the County of San Mateo, the County of Contra Costa, Los Angeles World Airports, the Redevelopment Agency of the City of Stockton, the Public Financing Authority of the City of Stockton, the County of Tulare, the Sacramento Suburban Water District, Sacramento Municipal Utility District, the City of Riverside, the Redevelopment Agency of the City of Riverside, the Public Financing Authority of the City of Riverside, Redwood City, the East Bay Municipal Utility District, the Redevelopment Agency of the City and County of San Francisco, the City of Richmond, the City of San Jose, the San Jose Redevelopment Agency, the State of West Virginia, Los Angeles Unified School District and three not-for-profit retirement community operators, Active Retirement Community, Inc. d/b/a Jefferson’s Ferry, Kendal on Hudson, Inc. and Paconic Landing at Southhold Inc. These cases have all been added to the multidistrict litigation. Plaintiffs in all of the cases assert federal and either California or New York state antitrust claims. As of May 31, 2011, MBIA has answered all of the existing complaints.

On March 12, 2010, the City of Phoenix, Arizona filed a complaint in the United States District Court for the District of Arizona against MBIA Corp., Ambac Assurance Corp. and Financial Guaranty Insurance Company relating to insurance premiums charged on municipal bonds issued by the City of Phoenix between 2004 and 2007. Plaintiff’s complaint alleges pricing discrimination under Arizona insurance law and unjust enrichment. MBIA Corp. filed its answer on May 28, 2010.

On April 5, 2010, Tri-City Healthcare District, a California public healthcare legislative district, filed a complaint in the Superior Court of California, County of San Francisco, against MBIA, MBIA Corp., National, certain MBIA employees (collectively for this paragraph, “MBIA”) and various financial institutions and law firms. Tri-City subsequently filed three amended complaints. The Third Amended Complaint, filed on January 26, 2011, purports to state 10 causes of action against MBIA for, among other things, fraud, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and violation of the California False Claims Act arising from Tri-City Healthcare District’s investment in auction rate securities. On June 13, 2011, Tri-City Healthcare District filed its Fourth Amended Complaint against MBIA Inc., MBIA Corp. and National, which purports to state seven causes of action against MBIA for fraud in the inducement, concealment, negligent misrepresentation, negligence, breach of contract, duress, and breach of the covenant of good faith arising from Tri-City Healthcare District’s investment in auction rate securities. On September 8, 2011, the court granted in part and denied in part MBIA’s demurrer to Tri-City’s Fourth Amended Complaint. On October 4, 2011, MBIA filed its answer to the remaining causes of action.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23: Commitments and Contingencies (continued)

The Company cannot predict the impact, if any, that any of the matters concerning Corporate Litigation, described above, may have a material adverse effect on the Company’s ability to implement its strategy and on its business, results of operations, cash flows, and financial condition. At this stage of the litigation, there has not been a determination as to the amount, if any, of damages. Accordingly, the Company is not able to estimate any amount of loss or range of loss.

Recovery Litigation

On September 30, 2008, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). An amended complaint, adding Bank of America as successor to Countrywide’s liabilities, and Countrywide Home Loans Servicing LP as defendants was filed on August 24, 2009. The amended complaint alleges that Countrywide fraudulently induced MBIA to provide financial guarantee insurance on securitizations of HELOCs and closed-end second-liens by misrepresenting the true risk profile of the underlying collateral and Countrywide’s adherence to its strict underwriting standards and guidelines. The complaint also alleges that Countrywide breached its representations and warranties and its contractual obligations, including its obligation to cure or repurchase ineligible loans as well as its obligation to service the loans in accordance with industry standards. On April 29, 2010, the court denied Bank of America’s motion to dismiss and allowed MBIA Corp.’s claims for successor and vicarious liability to proceed. On December 22, 2010, the court granted MBIA Corp.’s motion in limine allowing it to offer evidence relating to statistically valid random samples of loans from each of the Countrywide securitizations in support of its contract and fraud cases of action for purposes of determining liability and damages. On June 30, 2011, the Appellate Division of the New York State Supreme Court unanimously affirmed the lower court’s denial of Countrywide’s motion to dismiss MBIA Corp.’s fraud claim. On October 31, 2011, the court denied Bank of America’s motion to consolidate and/or sever the successor liability claims (allowing deposition and expert discovery on the successor liability claim to proceed but reserving decision on whether to sever and consolidate the successor liability claim). Bank of America has appealed this ruling. On January 3, 2012, the court granted in part and denied in part MBIA Corp.’s motion for partial summary judgment regarding proof of causation, holding that MBIA is not required to establish a direct causal link between Countrywide’s misrepresentations and MBIA’s claims payments made pursuant to the insurance policies at issue, but reserving judgment on the causation burden for the contractual repurchase claims. On January 25, 2012, Bank of America filed a Notice of Appeal against the January 3 order, and MBIA filed a Notice of Cross-Appeal on February 6, 2012.

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

Note 23: Commitments and Contingencies (continued)

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

On April 1, 2010, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against GMAC Mortgage, LLC (“GMAC”). The complaint alleges fraud and negligent misrepresentation on the part of GMAC in connection with the procurement of financial guarantee insurance on three RMBS transactions, breach of GMAC’s representations and warranties and its contractual obligation to cure or repurchase ineligible loans and breach of the implied duty of good faith and fair dealing. On December 7, 2010, the court denied in part GMAC’s motion to dismiss allowing MBIA Corp. to proceed on its fraud and breach of contract claims. On January 5, 2011, GMAC filed its answer to the remaining causes of action in the complaint.

On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc. (“Credit Suisse”). The complaint seeks damages for fraud and breach of contractual obligations in connection with the procurement of financial guarantee insurance on the Home Equity Mortgage Trust Series 2007-2 securitization. The complaint alleges, among other claims, that Credit Suisse falsely represented (i) the attributes of the securitized loans; (ii) that the loans complied with the governing underwriting guidelines; and (iii) that Credit Suisse had conducted extensive due diligence on and quality control reviews of the securitized loans to ensure compliance with the underwriting guidelines. The complaint further alleges that the defendants breached their contractual obligations to cure or repurchase loans found to be in breach of the representations and warranties applicable thereto and denied MBIA the requisite access to all records and documents regarding the securitized loans. On October 13, 2011, the court granted MBIA Corp.’s motion to renew consideration of the court’s June 1 revised opinion and reinstated MBIA Corp.’s claim for fraudulent inducement but struck the demand for a jury trial. On November 4, 2011, Credit Suisse filed a Notice of Appeal of the court’s ruling granting MBIA Corp.’s motion to renew. On November 7, 2011, MBIA Corp. filed a Notice of Cross-Appeal of the portion of the decision striking its jury trial demand.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23: Commitments and Contingencies (continued)

On September 22, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against IndyMac ABS, Inc., Home Equity Mortgage Loan Asset-Backed Trust, Series 2006-H4, Home Equity Mortgage Loans Asset-Backed Trust, Series INDS 2007-I, Home Equity Mortgage Loan Asset-Backed Trust, Series INDS 2007-2, Credit Suisse Securities (USA), L.L.C., UBS Securities, LLC, JPMorgan Chase & Co., Michael Perry, Scott Keys, Jill Jacobson, and Kevin Callan. The Complaint alleges that IndyMac Bank made numerous misrepresentations and omissions of material fact in connection with its sale of certain RMBS, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA Corp. commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA Corp. as the insurer of the income streams on these securities. On October 19, 2009, MBIA Corp. dismissed IndyMac ABS, Inc. from the action without prejudice. On October 23, 2009, defendants removed the case to the United States District Court for the Central District of California. On November 30, 2009, the IndyMac trusts were consensually dismissed from the litigation. On August 3, 2010, the court denied defendants Motion for Judgment on the Pleadings in its entirety. Effective January 30, 2012, the case has been reassigned to Judge Kenneth Freeman.

Transformation Litigation

On March 11, 2009, a complaint was filed in the United States District Court of the Southern District of New York against MBIA, MBIA Corp. and National, entitled Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (S.D.N.Y.). The lead plaintiffs, Aurelius Capital Master, Ltd., Aurelius Capital Partners, LP, Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P., and Fir Tree Mortgage Opportunity Master Fund, L.P. (the “Aurelius Plaintiffs”), purport to be acting as representatives for a class consisting of all holders of securities, instruments, or other obligations for which MBIA Corp., before February 18, 2009, issued financial guarantee insurance other than United States municipal/governmental bond securities. The complaint alleges that certain of the terms of the transactions entered into by MBIA Corp., which were approved by the New York State Department of Insurance, constituted fraudulent conveyances under §§ 273, 274 and 276 of New York Debtor and Creditor Law and a breach of the implied covenant of good faith and fair dealing under New York common law. The Complaint seeks, inter alia, (a) a declaration that the alleged fraudulent conveyances are null and void and set aside, (b) a declaration that National is responsible for the insurance policies issued by MBIA Corp. up to February 17, 2009, and (c) an award of damages in an unspecified amount together with costs, expenses and attorneys’ fees in connection with the action. In light of the June 28, 2011 Court of Appeals decision referenced below, on July 27, 2011, the court entered an amended case management plan and scheduling order setting a discovery cut-off of November 9, 2012. On August 8, 2011, Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P., and Fir Tree Mortgage Opportunity Master Fund, L.P. voluntarily dismissed all claims against defendants without prejudice.

On May 13, 2009, a complaint was filed in the New York State Supreme Court against MBIA, MBIA Corp. and National, entitled ABN AMRO Bank N.V. et al. v. MBIA Inc. et al. The plaintiffs, a group of domestic and international financial institutions, purport to be acting as holders of insurance policies issued by MBIA Corp. directly or indirectly guaranteeing the repayment of structured finance products. The complaint alleges that certain of the terms of the transactions entered into by MBIA, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances and a breach of the implied covenant of good faith and fair dealing under New York law. The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions, (b) declaring that the Transactions constituted a fraudulent conveyance, (c) declaring that MBIA and National are jointly and severally liable for the insurance policies issued by MBIA Corp., and (d) ordering damages in an unspecified amount. On February 17, 2010, the court denied defendants’ motion to dismiss. On June 28, 2011, the New York State Court of Appeals reversed the Appellate Division’s decision and allowed all of the plaintiffs’ claims to proceed, with the exception of plaintiffs’ claim for unjust enrichment. On August 15, 2011, the court entered a scheduling order coordinating discovery in the plenary action with the Aurelius case in federal court and setting a discovery cut-off of November 9, 2012. Fourteen of the original eighteen plaintiffs have dismissed their claims, several of which dismissals were related to the commutation of certain of their MBIA-insured exposures.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23: Commitments and Contingencies (continued)

On June 15, 2009, the same group of eighteen domestic and international financial institutions who filed the above described plenary action in New York State Supreme Court filed a proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled ABN AMRO Bank N.V. et al. v. Eric Dinallo, in his capacity as Superintendent of the New York State Insurance Department, the New York State Insurance Department, MBIA Inc. et al. In its motions to dismiss the three above-referenced plenary actions, MBIA argued that an Article 78 proceeding is the exclusive forum in which a plaintiff may raise any challenge to the Transformation approved by the Superintendent of the Department of Insurance. The petition seeks a judgment (a) declaring void and to annul the approval letter of the Superintendent of the Department of Insurance, (b) to recover dividends paid in connection with the Transactions, (c) declaring that the approval letter does not extinguish plaintiffs’ direct claims against MBIA in the plenary action described above. MBIA and the New York State Insurance Department filed their answering papers to the Article 78 Petition on November 24, 2009 and argued that based on the record and facts, approval of Transformation and its constituent transactions was neither arbitrary nor capricious nor in violation of New York Insurance Law. On November 16, 2011, MBIA submitted its sur-reply papers. The NYSDFS filed its sur-reply papers on December 30, 2011. A trial is expected to commence in the second quarter of 2012. As described above, fourteen of the original eighteen plaintiffs have dismissed their claims.

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

The Company is defending against the aforementioned actions in which it is a defendant and expects ultimately to prevail on the merits. There is no assurance, however, that the Company will prevail in these actions. Adverse rulings in these actions could have a material adverse effect on the Company’s ability to implement its strategy and on its business, results of operations, cash flows and financial condition. At this stage of the litigation, there has not been a determination as to the amount, if any, of damages. Accordingly, the Company is not able to estimate any amount of loss or range of loss.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Note 24: Subsequent Events

Refer to “Note 23: Commitments and Contingencies” for information about legal proceedings that commenced after December 31, 2011.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2011.

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

As of December 31, 2011, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data”.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors will be set forth under “Election of Directors” and “The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed within 120 days of the end of our fiscal year ended December 31, 2011 (the “Proxy Statement”) and is incorporated by reference.

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

Item 11. Executive Compensation

Information regarding compensation of the Company’s executive officers will be set forth under “Board of Directors and its Committees,” Compensation and Governance Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” in the Proxy Statement and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the Proxy Statement and is incorporated by reference.

The following table provides information as of December 31, 2011, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans refer to “Note 19: Long-term Incentive Plans” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	6,566,219	$21.33	6,563,701
Equity compensation plans not approved by security holders	—	—	—

Total	6,566,219	$21.33	6,563,701

(1)—Includes	134,852 phantom shares granted under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors and 6,294 restricted stock units awarded to employees granted under the MBIA Inc. 2005 Omnibus Incentive Plan. The weighted average exercise price in column (b) does not take these awards into account.
(2)—Includes	6,533,715 shares of common stock available for future grants under the MBIA Inc. 2005 Omnibus Incentive Plan and 29,986 shares of common stock available for future grants under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be set forth under “Certain Relationships and Related Transactions” and “The Board of Directors and its Committees” in the Proxy Statement and is incorporated by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be set forth under “Principal Accountant Fees and Services” in the Proxy Statement and is incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules and Exhibits.

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2011 and 2010.

Consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009.

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2011, 2010 and 2009.

Consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009.

Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this report.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2011.
II.	Condensed financial information of Registrant for December 31, 2011, 2010 and 2009.
IV.	Reinsurance for the years ended December 31, 2011, 2010 and 2009.

The report of the Registrant’s Independent Registered Public Accounting Firm with respect to the above listed financial statement schedules is included within the report listed under Item 15.1 above.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

An exhibit index immediately preceding the Exhibits indicates the exhibit number where each exhibit filed as part of this report can be found.

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

4.5. Form of MBIA Corp. 14% Fixed-to-Floating Rate Global Note due January 15, 2033, incorporated by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K filed on January 17, 2008.

4.6. Warrant Agreement, dated as of January 30, 2008, between the Company and Warburg Pincus Private Equity X, LP., incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

4.7. B Warrant Agreement, dated as of January 30, 2008, between the Company and Warburg Pincus Private Equity X, LP., incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

10.04. Form of Restricted Stock Agreement for Directors, incorporated by reference to Exhibit 10.62 to the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2003.

10.05. Form of Restricted Stock Agreement for Executive Officers, incorporated by reference to Exhibit 10.63 to the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2003.

10.06. Form of Stock Option Agreement for Executive Officers, incorporated by reference to Exhibit 10.65 to the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2003.

10.07. MBIA Inc. Annual Incentive Plan, effective January 1, 2011, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on March 19, 2010.

10.08. MBIA Inc. 2005 Omnibus Incentive Plan, as amended through March, 2009, incorporated by reference to Exhibit B to the Company’s Proxy Statement filed on March 20, 2009.

10.09. Key Employee Employment Protection Plan, amended as of February 27, 2007, incorporated by reference to Exhibit 10.80 to the 2007 10-K, as further amended by Amendment No. 2, effective February 22, 2010, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.10. Form of Key Employee Employment Protection Agreement, amended as of February 27, 2007, incorporated by reference to Exhibit 10.81 to the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2007.

10.11. Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.86 to the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2007.

10.12. MBIA Inc. 2005 Non-Employee Director Deferred Compensation Plan, effective as of November 8, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on August 8, 2008 (Reg. No. 333-152894).

10.13. Restricted Stock Award Agreement dated as of February 18, 2008 by and between MBIA Inc. and Joseph W. Brown, incorporated by reference to Appendix E to the Company’s Proxy Statement filed on March 28, 2008.

10.14. Form of MBIA Inc. 2005 Omnibus Incentive Plan Nonqualified Stock Option Agreement, effective as of May 5, 2005, incorporated by reference to Exhibit 10.30 to the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2008.

10.15. Amended and Restated MBIA Inc. Deferred Compensation and Excess Benefit Plan, effective as of March 22, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

10.16. Cutwater Holdings, LLC Equity Participation Plan effective as of May 7, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

10.17. Consulting Agreement between MBIA Inc. and Mitchell Sonkin dated May 9, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2011.

+21. List of Subsidiaries.

+23. Consent of PricewaterhouseCoopers LLP.

+31.1. Chief Executive Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2. Chief Financial Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1. Chief Executive Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2. Chief Financial Officer— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1. Quota Share Reinsurance Agreement between MBIA Insurance Corporation and MBIA Insurance Corp. of Illinois dated February 17, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 20, 2009.

+99.2. Additional Exhibits—National Public Finance Guarantee Corporation and Subsdiaries GAAP Financial Statements.

+99.3. Additional Exhibits—MBIA Insurance Corporation and Subsidiaries GAAP Financial Statements.

*101. Additional Exhibits—MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL.

+	Filed Herewith
*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBIA Inc. (Registrant)

Dated: February 29, 2012	By	/s/ Joseph W. Brown
	Name:	Joseph W. Brown
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Brown Joseph W. Brown	Director and Chief Executive Officer	February 29, 2012

/s/ C. Edward Chaplin C. Edward Chaplin	President, Chief Financial Officer and Chief Administrative Officer	February 29, 2012

/s/ Douglas C. Hamilton Douglas C. Hamilton	Assistant Vice President and Controller (chief accounting officer)	February 29, 2012

/s/ Daniel P. Kearney Daniel P. Kearney	Non-Executive Chairman and Director	February 29, 2012

/s/ David A. Coulter David A. Coulter	Director	February 29, 2012

/s/ Claire L. Gaudiani Claire L. Gaudiani	Director	February 29, 2012

/s/ Steven J. Gilbert Steven J. Gilbert	Director	February 29, 2012

/s/ Kewsong Lee Kewsong Lee	Director	February 29, 2012

/s/ Charles R. Rinehart Charles R. Rinehart	Director	February 29, 2012

/s/ Theodore Shasta Theodore Shasta	Director	February 29, 2012

/s/ Richard C. Vaughan Richard C. Vaughan	Director	February 29, 2012

SCHEDULE I

MBIA INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2011

(In millions)

Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet
Fixed-maturity:
Available-for-sale
U.S. Treasury and government agency	$783	$822	$822
Foreign governments	264	286	286
Corporate obligations	1,437	1,375	1,375
Mortgage-backed securities:
Residential mortgage-backed agency	1,190	1,237	1,237
Residential mortgage-backed non-agency	306	255	255
Commercial mortgage-backed	57	48	48
Asset-backed securities:
Collateralized debt obligations	250	133	133
Other asset-backed	477	401	401
State and municipal bonds
Tax-exempt bonds	1,064	1,103	1,103
Taxable bonds	893	910	910

Sub-total available-for-sale	6,721	6,570	6,570
Short-term available-for-sale	1,697	1,691	1,691

Total available-for-sale	8,418	8,261	8,261

Fair Value	337	305	305

Total fixed maturity	8,755	8,566	8,566
Other Investments	145	127	127

Total investments	$8,900	$8,693	$8,693

Assets of consolidated variable interest entities:
Available-for-sale
Corporate obligations	2	2	2
Mortgage-backed securities:
Residential mortgage-backed non-agency	119	93	93
Asset-backed securities:
Collateralized debt obligations	112	97	97
Other asset-backed	41	41	41
Other investments	199	199	199

Total available-for-sale	473	432	432

Fair Value	3,087	2,884	2,884
Held-to-maturity
Asset-backed securities:
Other asset-backed	3,843	3,489	3,843

Total held-to-maturity	3,843	3,489	3,843

Total investments of consolidated variable interest entities	$7,403	$6,805	$7,159

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2011	December 31, 2010
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $1,989 and $2,988)	$1,809	$2,436
Investments held-to-maturity, at amortized cost (fair value $0 and $55)	—	59
Fixed-maturity securities at fair value	96	18
Investments pledged as collateral, at fair value (amortized cost $623 and $548)	543	552
Short-term investments held as available-for-sale, at fair value (amortized cost $648 and $992)	643	985
Other investments	83	183

Total	3,174	4,233
Cash and cash equivalents	132	83
Accrued investment income	20	23
Investment in wholly-owned subsidiaries	3,410	4,640
Affiliate loan receivable	—	128
Derivative assets	2	4
Current income taxes	31	156
Deferred income taxes, net	114	134
Receivable for investments sold	14	8
Other assets	70	41

Total assets	$6,967	$9,450

Liabilities and Shareholders' Equity

Liabilities:
Investment agreements	$1,523	$1,940
Medium-term notes	50	45
Securities sold under agreements to repurchase	669	1,502
Short-term debt	—	65
Long-term debt	900	905
Affiliate loans payable	1,688	1,776
Derivative liabilities	356	241
Other liabilities	81	111

Total liabilities	5,267	6,585

Shareholders' Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding shares—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—274,896,162 and 274,719,578	275	275
Additional paid-in capital	3,072	3,064
Retained earnings	805	2,209
Accumulated other comprehensive loss, net of deferred tax of $134 and $222	(176)	(458)
Treasury stock, at cost—81,752,966 and 74,973,978 shares	(2,276)	(2,225)

Total shareholders' equity	1,700	2,865

Total liabilities and shareholders' equity	$6,967	$9,450

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Net investment income	$90	$122	$220
Net gains (losses) on financial instruments at fair value and foreign exchange	(278)	(117)	102
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(20)	(206)	(524)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	(13)	147	173

Net investment losses related to other-than-temporary impairments	(33)	(59)	(351)
Net gains (losses) on extinguishment of debt	—	(1)	(66)
Other net realized gains (losses)	(17)	1	4

Total revenues	(238)	(54)	(91)

Expenses:
Operating	29	31	30
Interest	162	200	61

Total expenses	191	231	91

Gain (loss) before income taxes and equity in earnings of subsidiaries	(429)	(285)	(182)
Provision (benefit) for income taxes	(286)	(183)	92

Gain (loss) before equity in earnings of subsidiaries	(143)	(102)	(274)
Equity in net income (loss) of subsidiaries	(1,233)	99	892

Net income (loss)	$(1,376)	$(3)	$618

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(1,376)	$(3)	$618
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Accrued investment income	2	2	45
Intercompany accounts receivable	(29)	155	(138)
Accrued interest payable	(5)	5	(41)
Current income taxes	124	56	(353)
Equity in earnings of subsidiaries	1,233	(99)	(892)
Dividends from subsidiaries	46	19	1,174
Amortization of bond (premiums) discounts, net	(23)	(23)	(52)
Net investment losses related to other-than-temporary impairments	33	59	351
Net (gains) losses on financial instruments at fair value and foreign exchange	284	117	(102)
Other net realized (gains) losses	42	(1)	(4)
Deferred income tax benefit	(85)	(90)	321
(Gains) losses on extinguishment of debt	—	1	66
Share-based compensation	4	2	6
Other operating	6	(12)	(36)

Total adjustments to net income (loss)	1,632	191	345

Net cash provided (used) by operating activities	256	188	963

Cash flows from investing activities:
Purchase of fixed-maturity securities	(3,737)	(6,394)	(6,910)
Sale and redemption of fixed-maturity securities	4,651	7,288	8,687
Sale (purchase) of short-term investments, net	251	363	1,735
Sale (purchase) of other investments, net	81	55	182
(Payments) proceeds for derivative settlements	(85)	16	—
Collateral (to) from swap counterparty	—	166	—
Contributions to subsidiaries	—	(35)	(1,243)

Net cash provided (used) by investing activities	1,161	1,459	2,451

Cash flows from financing activities:
Proceeds from issuance of investment agreements	102	91	140
Payments for drawdowns of investment agreements	(500)	(735)	(1,968)
Securities sold under agreements to repurchase	(835)	(618)	(696)
Payments for retirement of debt	(70)	(43)	(50)
Payments for affiliate loans	(13)	(380)	(1,782)
(Payments) proceeds for derivative settlements	—	—	53
Purchase of treasury stock	(50)	(30)	(16)
Restricted stock awards settlements	(2)	2	2
Collateral from reverse repurchase agreement counterparties	—	—	30
Collateral (to) from swap counterparty	—	—	(101)

Net cash provided (used) by financing activities	(1,368)	(1,713)	(4,388)

Net increase (decrease) in cash and cash equivalents	49	(66)	(974)
Cash and cash equivalents—beginning of period	83	149	1,123

Cash and cash equivalents—end of period	$132	$83	$149

Supplemental cash flow disclosures:
Income taxes paid (received), net	$(453)	$(136)	$127
Interest paid:
Investment agreements	$29	$35	$61
Securities sold under agreements to repurchase	$1	$2	$7
Affiliate loans	$19	$36	$65
Long-term debt	$60	$66	$70

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

The activities of MBIA Inc. consist of general corporate activities and funding activities, which principally include holding and managing investments, servicing outstanding corporate debt, investment agreements and medium-term notes issued by MBIA Inc. and its subsidiaries, and posting collateral under investment agreement and derivative contracts.

MBIA Inc. is subject to the same liquidity risks and uncertainties as described in footnote 1 to the Company’s consolidated financial statements. As of December 31, 2011, MBIA Inc. had $226 million of cash and highly liquid assets available for general corporate liquidity purpose, and $160 million of cash and liquid assets not pledged as collateral in its funding activities.

2. Significant Accounting Policies

MBIA Inc. (the “Parent Company”) carries its investments in subsidiaries under the equity method.

Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the reclassification of amounts from “Other investments” to “Fixed-maturity securities held as available-for-sale, at fair value” and from “Other liabilities” to “Affiliate loans payable” on the Parent Company’s balance sheet. These reclassifications had no impact on total revenues, expenses, assets, liabilities, or shareholders’ equity for all periods presented.

3. Dividends from Subsidiaries

During 2011, Optinuity Alliance Resource Corporation declared and paid dividends of $38 million to MBIA Inc. and Euro Asset Acquisition Limited declared and paid dividends of $8 million to MBIA Inc.

In 2010, Cutwater Holdings, LLC declared and paid dividends of $19 million to MBIA Inc.

4. Obligations under Investment Agreements and Medium-Term Notes

The investment agreement business, as described in footnotes 2 and 12 to the Company’s consolidated financial statements, is conducted by both MBIA Inc. and its wholly owned subsidiary, MBIA Investment Management Corp.

5. Pledged Collateral

Substantially all of the obligations under investment agreements require MBIA Inc. to pledge securities as collateral. As of December 31, 2011 and 2010, the fair value of securities pledged as collateral with respect to these investment agreements approximated $428 million and $590 million, respectively. The Parent Company’s collateral as of December 31, 2011, consisted principally of mortgage-backed securities, corporate obligations, and U.S. Treasury and government agency bonds, and was primarily held with major U.S. banks. Additionally, the Parent Company pledged money market securities as collateral under investment agreements in the amount of $224 million and $113 million as of December 31, 2011 and 2010, respectively.

Under derivative contracts entered into by MBIA Inc., collateral postings are required by either MBIA Inc. or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. As of December 31, 2011 and 2010, MBIA Inc. pledged securities with a fair value of $470 million and $452 million, respectively, to derivative counterparties.

6. Affiliate Loans Payable

Affiliate loans payable consists of loans payable to MBIA Global Funding, LLC (“GFL”). GFL raises funds through the issuance of medium-term notes with varying maturities, which are, in turn, guaranteed by MBIA Insurance Corporation. GFL lends the proceeds of these medium-term note issuances to MBIA Inc. (“GFL Loans”). MBIA Inc. invests the proceeds of the GFL Loans in eligible investments, which consisted of investment grade securities at the time of purchase with a minimum average double-A credit quality rating. Included within “Securities sold under agreements to repurchase” on the Parent Company’s balance sheet is a secured loan from MBIA Insurance Corporation of $300 million.

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

Years Ended December 31, 2011, 2010 and 2009

(In millions)

Column A Insurance Premium Written	Column B Direct Amount	Column C Ceded to Other Value	Column D Assumed From Other Companies	Column E Net Amount	Column F Percentage of Amount Assumed to Net
2011	$(5)	$3	$(2)	$(10)	20%

2010	$(19)	$(229)	$7	$217	3%

2009	$(3)	$(93)	$(62)	$28	(221)%

Securities and Exchange Commission

Washington, D.C. 20549

Exhibits

to

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

Commission File No. 1-9583

MBIA Inc.

Exhibit Index

21.	List of Subsidiaries.

23.	Consent of PricewaterhouseCoopers LLP.

31.1.	Chief Executive Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Chief Executive Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Chief Financial Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2.	Additional Exhibits—National Public Finance Guarantee Corporation and Subsidiaries GAAP Financial Statements.

99.3.	Additional Exhibits—MBIA Insurance Corporation and Subsidiaries GAAP Financial Statements.

*101	Additional Exhibits—MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL.

*	Furnished Herewith