Form 10-Q
period 2012-03-31
MBIA INC
filed 2012-05-10
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 4, 2012, 193,825,621 shares of Common Stock, par value $1 per share, were outstanding.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	March 31, 2012	December 31, 2011
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $5,529 and $6,259)	$5,596	$6,177
Fixed-maturity securities at fair value	226	295
Investments pledged as collateral, at fair value (amortized cost $533 and $642)	462	543
Short-term investments held as available-for-sale, at fair value (amortized cost $1,711 and $1,577)	1,705	1,571
Other investments (includes investments at fair value of $57 and $96)	68	107

Total investments	8,057	8,693

Cash and cash equivalents	711	473
Premiums receivable	1,344	1,360
Deferred acquisition costs	340	351
Prepaid reinsurance premiums	86	88
Insurance loss recoverable	3,137	3,046
Reinsurance recoverable on paid and unpaid losses	15	16
Property and equipment, at cost (less accumulated depreciation of $141 and $139)	68	69
Receivable for investments sold	98	32
Derivative assets	12	2
Deferred income taxes, net	1,635	1,745
Other assets	101	105
Assets of consolidated variable interest entities:
Cash	144	160
Investments held-to-maturity, at amortized cost (fair value $2,871 and $3,489)	3,093	3,843
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $886 and $473)	856	432
Fixed-maturity securities at fair value	2,883	2,884
Loans receivable at fair value	2,025	2,046
Loan repurchase commitments	1,076	1,077
Derivative assets	445	450
Other assets	-	1

Total assets	$26,126	$26,873

Liabilities and Equity
Liabilities:
Unearned premium revenue	$3,381	$3,515
Loss and loss adjustment expense reserves	867	836
Investment agreements	1,576	1,578
Medium-term notes (includes financial instruments carried at fair value $174 and $165)	1,692	1,656
Securities sold under agreements to repurchase	149	287
Long-term debt	1,839	1,840
Payable for investments purchased	35	3
Derivative liabilities	4,830	5,164
Other liabilities	368	388
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value $4,761 and $4,754)	8,704	8,697
Long-term debt	-	360
Derivative liabilities	803	825
Other liabilities	1	1

Total liabilities	24,245	25,150

Commitments and contingencies (See Note 13)

Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—275,488,914 and 274,896,162	275	275
Additional paid-in capital	3,070	3,072
Retained earnings	815	805
Accumulated other comprehensive loss, net of deferred tax of $33 and $105	(26)	(176)
Treasury stock, at cost—81,750,127 and 81,752,966 shares	(2,276)	(2,276)

Total shareholders’ equity of MBIA Inc.	1,858	1,700
Preferred stock of subsidiary and noncontrolling interest	23	23

Total equity	1,881	1,723

Total liabilities and equity	$26,126	$26,873

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended March 31,
	2012	2011

Revenues:
Premiums earned:
Scheduled premiums earned	$96	$128
Refunding premiums earned	41	9

Premiums earned (net of ceded premiums of $3 and $3)	137	137
Net investment income	62	114
Fees and reimbursements	7	14
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(4)	(354)
Unrealized gains (losses) on insured derivatives	303	(1,422)

Net change in fair value of insured derivatives	299	(1,776)
Net gains (losses) on financial instruments at fair value and foreign exchange	(19)	(24)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(53)	(7)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	(41)	(6)

Net investment losses related to other-than-temporary impairments	(94)	(13)
Net gains (losses) on extinguishment of debt	-	26
Other net realized gains (losses)	1	5
Revenues of consolidated variable interest entities:
Net investment income	17	17
Net gains (losses) on financial instruments at fair value and foreign exchange	(27)	(107)

Total revenues	383	(1,607)

Expenses:
Losses and loss adjustment	97	(36)
Amortization of deferred acquisition costs	13	17
Operating	158	75
Interest	73	75
Expenses of consolidated variable interest entities:
Operating	6	10
Interest	15	15

Total expenses	362	156

Income (loss) before income taxes	21	(1,763)
Provision (benefit) for income taxes	11	(489)

Net income (loss)	$10	$(1,274)

Net income (loss) per common share:
Basic	$0.05	$(6.37)
Diluted	$0.05	$(6.37)

Weighted average number of common shares outstanding:
Basic	193,489,424	199,972,759
Diluted	194,594,974	199,972,759

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$10	$(1,274)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period, net of tax of $8 and $36	44	109
Less: Reclassification adjustments for (gains) losses included in net income (loss), net of tax of $39 and $11	73	(20)

Unrealized gains (losses) on available-for-sale securities, net	117	89

Other-than-temporary impairments on available-for-sale securities:
Other-than-temporary impairments arising during the period, net of tax of $4 and $3	7	5
Less: Reclassification adjustments for other-than-temporary impairments included in net income (loss), net of tax of $15 and $2	26	4

Other-than-temporary impairments on available-for-sale securities, net	33	9

Unrealized gains (losses) on derivative instruments:
Unrealized gains (losses) on derivative instruments arising during the period, net of tax of $2 and $4	(3)	2
Less: Reclassification adjustments for (gains) losses included in net income (loss), net of tax of $8 and $1	15	1

Unrealized gains (losses) on derivative instruments, net	12	3

Foreign currency translation, net of tax of $0 and $2	(12)	(36)

Total other comprehensive income (loss)	150	65

Comprehensive income (loss)	$160	$(1,209)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Three Months Ended March 31, 2012

(In millions except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary and Noncontrolling Interest		Total Equity
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, December 31, 2011	274,896,162	$275	$3,072	$805	$(176)	(81,752,966)	$(2,276)	$1,700	1,315	$23	$1,723

Net income	-	-	-	10	-	-	-	10	-	-	10

Other comprehensive income (loss)	-	-	-	-	150	-	-	150	-	-	150

Share-based compensation net of tax of $5	592,752	-	(2)	-	-	2,839	-	(2)	-	-	(2)

Balance, March 31, 2012	275,488,914	$275	$3,070	$815	$(26)	(81,750,127)	$(2,276)	$1,858	1,315	$23	$1,881

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Premiums, fees and reimbursements received	$53	$85
Investment income received	162	197
Insured derivative losses and commutations paid	(20)	(386)
Financial guarantee losses and loss adjustment expenses paid	(172)	(217)
Proceeds from reinsurance and recoveries	16	28
Operating and employee related expenses paid	(120)	(110)
Interest paid	(149)	(187)
Income taxes (paid) received	(3)	44

Net cash provided (used) by operating activities	(233)	(546)

Cash flows from investing activities:
Purchase of fixed-maturity securities	(938)	(1,743)
Sale and redemption of fixed-maturity securities	1,440	2,690
Proceeds from paydowns on variable interest entity loans	60	84
Redemptions of held-to-maturity investments	750	51
Sale (purchase) of short-term investments, net	(115)	(69)
Sale (purchase) of other investments, net	65	17
(Payments) proceeds for derivative settlements	(51)	(20)
Capital expenditures	(1)	(1)

Net cash provided (used) by investing activities	1,210	1,009

Cash flows from financing activities:
Proceeds from issuance of investment agreements	16	19
Payments for drawdowns of investment agreements	(18)	(113)
Issuance of medium-term notes	8	4
Principal paydown of medium-term notes	-	(88)
Principal paydown of variable interest entity notes	(262)	(358)
Increase (decrease) in securities sold under agreements to repurchase	(138)	-
Payments for retirement of debt	(361)	(69)
Restricted stock awards settlements	-	(1)

Net cash provided (used) by financing activities	(755)	(606)

Net increase (decrease) in cash and cash equivalents	222	(143)
Cash and cash equivalents - beginning of period	633	1,130

Cash and cash equivalents - end of period	$855	$987

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$10	$(1,274)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Accrued investment income	3	1
Premiums receivable	37	25
Deferred acquisition costs	11	15
Unearned premium revenue	(149)	(127)
Prepaid reinsurance premiums	3	3
Reinsurance premiums payable	1	(2)
Loss and loss adjustment expense reserves	31	(119)
Reinsurance recoverable on paid and unpaid losses	2	-
Insurance loss recoverable	(91)	(106)
Accrued interest payable	(25)	(22)
Accounts receivable	2	2
Accrued expenses	48	(26)
Deferred fee revenue	(1)	-
Current income taxes	(24)	44
Amortization of bond (premiums) discounts, net	4	(10)
Depreciation	2	2
Amortization of medium-term notes (premiums) discounts, net	(3)	(4)
Net investment losses related to other-than-temporary impairments	94	13
Unrealized (gains) losses on insured derivatives	(303)	1,422
Net (gains) losses on financial instruments at fair value and foreign exchange	46	131
Other net realized (gains) losses	(1)	(5)
Deferred income tax provision (benefit)	32	(489)
(Gains) losses on extinguishment of debt	-	(26)
Share-based compensation	3	1
Other operating	35	5

Total adjustments to net income (loss)	(243)	728

Net cash provided (used) by operating activities	$(233)	$(546)

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

Business Developments

As a result of insured losses and realized investment losses during the period from 2007 to March 31, 2012, the Company has seen ratings downgrades, a near cessation of new insurance business written by the Company, and increasing liquidity pressure. The Company has been unable to write meaningful amounts of new insurance business since 2008 and does not expect to write significant new insurance business prior to an upgrade of the credit ratings of its insurance subsidiaries. As of March 31, 2012, National was rated BBB with a developing outlook by Standard & Poor’s Financial Services LLC (“S&P”) and Baa2 with a negative outlook by Moody’s Investors Service, Inc. (“Moody’s”). As of March 31, 2012, MBIA Insurance Corporation was rated B with a negative outlook by S&P and B3 with a review for a possible downgrade by Moody’s.

During the quarter ended March 31, 2012, the Company continued to seek to reduce both the absolute amount and the volatility of its obligations and potential future claim payments through the execution of commutations of insurance policies. The combination of payments to reduce liabilities, claims payments and the failure of certain mortgage originators to honor contractual obligations to repurchase ineligible mortgage loans from securitizations the Company insured has increased liquidity pressure on MBIA Inc. and MBIA Corp. As of March 31, 2012, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $482 million and comprised cash and liquid assets of $251 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $231 million not pledged directly as collateral for its asset/liability products activities. As of December 31, 2011, MBIA Inc. had $386 million of cash and liquid assets comprising $226 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $160 million not pledged directly as collateral for its asset/liability products activities. The Company believes this liquidity position provides MBIA Inc. with sufficient funds to cover expected obligations at least through the next twelve months.

For MBIA Corp., cash and liquid assets decreased to $329 million as of March 31, 2012, from $534 million as of December 31, 2011 principally as a result of claims payments. Claims payments primarily resulted from the failure of certain mortgage-backed securities (“MBS”) sponsors to honor contractual obligations to repurchase ineligible mortgage loans. During the quarter ended March 31, 2012, MBIA Corp. made $211 million in gross claim payments, and commuted $4.3 billion of gross insured exposure comprising investment grade corporate collateralized debt obligations (“CDOs”), and commercial real estate (“CRE”) CDOs, all of which were previously disclosed in MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011. Subsequent to March 31, 2012, MBIA Corp. agreed to commute transactions with additional counterparties. These transactions, primarily comprising commercial mortgage-backed securities (“CMBS”), CRE CDOs, asset-backed securities (“ABS”) CDOs, and subprime residential mortgage-backed securities (“RMBS”) transactions, totaled $7.2 billion in gross insured exposure. The Company’s ability to commute insured transactions may be limited by available liquidity as determined based on management’s assessment. The Company currently evaluates different methodologies to mitigate liquidity stress, including intercompany lending arrangements and the monetization of illiquid assets.

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

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

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

Significant risks and uncertainties that could affect amounts reported in the Company’s financial statements in future periods include, but are not limited to, the following:

•

MBIA Corp.’s efforts to recover losses from the second-lien securitization originators could be delayed, settled at amounts below its contractual claims or potentially settled at amounts below those recorded on its balance sheets prepared under accounting principles generally accepted in the United States of America (“GAAP”) and statutory accounting principles (“U.S. STAT”). Contractual claims could become subject to bankruptcy proceedings of the originators. As of March 31, 2012 and December 31, 2011, the Company’s estimated recoveries after income taxes calculated at the federal statutory rate of 35%, were $2.1 billion and $2.0 billion, respectively, which was 111% and 119% of the consolidated total shareholders’ equity of MBIA, excluding preferred stock of subsidiaries and noncontrolling interests. As of March 31, 2012 and December 31, 2011, the related measures calculated under U.S. STAT were 112% and 89%, respectively, of the statutory capital of MBIA Corp. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about the Company’s second-lien RMBS loss recoveries.

•

MBIA Inc. may not have sufficient liquidity to make all payments due on its liabilities and to meet other financial requirements, such as posting collateral, primarily as a result of a deficit of invested assets to debt issued to third parties and affiliates. During the quarter ended March 31, 2012, MBIA Inc.’s deficit increased as it realized losses from the sale and impairment of invested assets. In addition, it does not expect to receive dividends from its regulated insurance subsidiaries in the near term. If MBIA Inc. were required to continue to sell invested assets at their current market values in order to settle liabilities or to meet minimum required collateral amounts against liabilities, the deficit would increase further. In order to meet liquidity requirements, MBIA Inc. may also finance unencumbered assets through intercompany or third-party facilities, or use free cash or other assets, in some cases with New York State Department of Financial Services (“NYSDFS”) approval, although there can be no assurance that these strategies will be available or adequate. A failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp. Resolving the deficit will depend on the Company’s ability to receive distributions from its operating subsidiaries and raise third-party capital, and there can be no assurance that the Company will be successful in eliminating the deficit through these means, or that they will provide adequate liquidity. Refer to the following “Liquidity” section for additional information about MBIA Inc.’s liquidity position.

•

MBIA Corp. has commuted most of its higher risk CMBS pool exposures. However, if the U.S. economy weakens, commercial real estate values decline or commercial real estate servicer behavior does not continue to mitigate potential or actual credit losses in line with current trends, MBIA Corp. could incur substantial losses in that sector. As of March 31, 2012, MBIA Corp. had CMBS pool and CRE CDO insured par exposure of approximately $19.2 billion and $4.3 billion, respectively, excluding approximately $3.3 billion of CRE loan pools, primarily comprising European assets. Since the end of 2007 through March 31, 2012, MBIA Corp.’s CMBS pool and CRE CDO gross par exposure has decreased by approximately $30.5 billion, primarily from negotiated commutations and early settlements. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about the Company’s estimate of CMBS credit impairments.

•

Incurred losses from insured RMBS have declined from their peaks. However, due to the large percentage of ineligible mortgage loans included within MBIA Corp.’s insured second-lien portfolio, performance remains difficult to predict and losses could ultimately be in excess of MBIA Corp.’s current estimated loss reserves. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about MBIA Corp.’s RMBS loss reserves.

•

While MBIA Corp. has settled a substantial portion of its insured ABS CDO exposure at levels, on average, within MBIA Corp.’s statutory loss reserves related to those exposures, further economic stress might cause increases in MBIA Corp.’s loss estimates on its remaining exposure. As of March 31, 2012, MBIA Corp.’s ABS CDO gross par outstanding was approximately $6.0 billion, and had decreased approximately $31.3 billion since 2007.

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

•

Municipal and state fiscal distress in the U.S. could adversely affect the Company’s operations if it results in larger-than-expected incurred insurance losses. Additionally, the sovereign debt crisis in the Eurozone could have an adverse impact on insured European exposures and/or cause a global slowdown in growth, thereby adversely affecting U.S. insured exposures.

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

As of March 31, 2012, the Company had $1.9 billion of shareholders’ equity and MBIA Insurance Corporation and National had $1.9 billion and $2.9 billion, respectively, of statutory capital. Statutory capital, defined as policyholders’ surplus and contingency reserves, is a key measure of an insurance company’s financial condition under insurance laws and regulations. Failure to maintain adequate levels of statutory surplus and total statutory capital could lead to intervention by the Company’s insurance regulators in its operations and constitute an event of default under certain of the Company’s contracts, thereby materially and adversely affecting the Company’s financial condition and results of operations. Pursuant to approval granted by the NYSDFS in accordance with New York Insurance Law (“NYIL”), as of March 31, 2012, MBIA Insurance Corporation released to surplus an aggregate of $196 million of excessive contingency reserves.

Liquidity

As a financial services company, MBIA has been materially adversely affected by conditions in global financial markets. Current conditions and events in these markets, in addition to the failure by the originators of RMBS to repurchase the ineligible mortgage loans in securitizations that the Company has insured, have put substantial stress on the Company’s liquidity resources.

The Company has utilized a liquidity risk management framework, the primary objectives of which are to monitor liquidity positions and projections in its legal entities and guide the matching of liquidity resources to needs. The Company monitors its cash and liquid asset resources using stress-scenario testing. Members of MBIA’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity cushions on an enterprise-wide basis. As part of the Company’s liquidity risk management framework, the Company evaluates and manages liquidity on a legal-entity basis to take into account the legal, regulatory and other limitations on available liquidity resources within the enterprise.

The majority of the Company’s liquidity management efforts focus on:

•

The liquidity resources of MBIA Inc., which are subject to uncertainty in the timing and amount of cash inflows from dividends paid by National and MBIA Corp., the necessity of having to support the liquidity needs of the asset/liability products business, and potential cross-defaults of holding company debt with other obligations in the consolidated group. The asset/liability products business of MBIA Inc. is subject to ongoing negative cash flow and has a deficit of invested assets to liabilities. In addition, the liquidity resources of MBIA Inc. are subject to collateralization requirements in connection with the liabilities it has issued to third parties and affiliates and in connection with third-party derivative contracts;

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

•

The liquidity resources of MBIA Corp. which are subject to payments on insured exposures, and in some cases may be large bullet payments; payments to counterparties in consideration for the commutation of insured transactions; and delays in the collection of contract claim recoveries related to ineligible mortgage loans in certain insured transactions. MBIA Corp. is currently subject to negative cash flow as a result of these payments and delays in collecting recoveries; and

•

The liquidity resources of National, for which the Company has not observed material liquidity risk to date, but which are exposed to unexpected loss payments on its insured transactions and potential negative cash flow, and liquidity support arrangements with its affiliates.

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

Key Intercompany Lending Agreements

National Secured Loan

National provided a secured loan to MBIA Insurance Corporation (“National Secured Loan”) in order to enable MBIA Insurance Corporation to fund settlements and commutations of its insurance policies. This loan was approved by the NYSDFS as well as by the boards of directors of MBIA Inc., MBIA Insurance Corporation and National. The National Secured Loan has a fixed annual interest rate of 7% and a maturity date of December 2016. As of March 31, 2012, the outstanding principal amount under this loan was $1.1 billion. MBIA Insurance Corporation has the option to defer payments of interest when due by capitalizing interest amounts to the loan balance, subject to the collateral value exceeding certain thresholds. MBIA Insurance Corporation has elected to defer the interest payment due under the loan. MBIA Insurance Corporation’s obligation to repay the loan is secured by a pledge of collateral having an estimated value in excess of the notional amount of the loan as of March 31, 2012, which collateral comprised the following future receivables of MBIA Corp.: (i) its right to receive put-back recoveries related to ineligible mortgage loans included in its insured second-lien RMBS transactions; (ii) future recoveries on defaulted insured second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions; and (iii) future installment premiums. Since March 31, 2012, MBIA Insurance Corporation has borrowed an additional $443 million under the National Secured Loan with the approval of the NYSDFS at the same terms as the original loan to fund additional commutations of its insurance policies. MBIA Insurance Corporation may seek to borrow additional amounts under the loan in the future. Any such increase or other amendment to the terms of the loan would be subject to regulatory approval by the NYSDFS.

Asset Swap

National maintained simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with MBIA Inc. for up to $2.0 billion based on the fair value of securities borrowed. The Asset Swap provides MBIA Inc. with eligible assets to pledge under investment agreement and derivative contracts in the asset/liability products business. As of March 31, 2012, the notional amount utilized under each of these agreements was $1.0 billion and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $1.0 billion and $1.1 billion, respectively. The net average interest rate on these transactions was 0.88% and 0.23% for the three months ended March 31, 2012 and 2011, respectively. The NYSDFS approved the Asset Swap in connection with the re-domestication of National to New York. National has committed to the NYSDFS to use commercially reasonable efforts to reduce the amount of the Asset Swap over time.

MBIA Corp. Secured Loan

MBIA Corp., as lender, maintained a master repurchase agreement with MBIA Inc. (“MBIA Corp. Secured Loan”) for the benefit of MBIA Inc.’s asset/liability products business, which totaled $2.0 billion at inception and was scheduled to mature in May 2012, as amended. The average interest rate on the MBIA Corp. Secured Loan was 2.53% for the three months ended March 31, 2012. As of March 31, 2012, the amount outstanding under the MBIA Corp. Secured Loan was $300 million and the fair value of the collateral pledged by MBIA Inc. to MBIA Corp. under this agreement was $166 million. In May 2012, the outstanding balance of the MBIA Corp. Secured Loan was repaid in full. Also in May 2012, the NYSDFS approved the maturity extension of the MBIA Corp. Secured Loan to May 2013 with a maximum outstanding amount of $450 million, subject to MBIA Corp. obtaining prior approval from the NYSDFS for any draws under the facility.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

Conduit Repurchase Agreement

MBIA Inc. maintained a repurchase agreement with Meridian Funding Company, LLC (“Conduit Repurchase Agreement”), under which $1.0 billion notional amount may be utilized, subject to a pledge of collateral. The Conduit Repurchase Agreement had an average interest rate during the three months ended March 31, 2012 of 2.51%. As of March 31, 2012, the notional amount utilized by MBIA Inc. under this agreement and the fair value of the collateral pledged by MBIA Inc. were $55 million and $63 million, respectively.

MBIA Inc. Liquidity

MBIA Inc.’s liquidity resources support the Company’s corporate and asset/liability products segments. The activities of MBIA Inc. consist of holding and managing investments, servicing outstanding corporate debt instruments, investment agreements and medium-term notes (“MTNs”) issued by the asset/liability products and conduits segments, posting collateral under financing and hedging arrangements and investment agreements, making payments and collateral postings related to interest rate and foreign exchange swaps, and paying operating expenses. The primary sources of cash within MBIA Inc. used to meet its liquidity needs include available cash and liquid assets not subject to collateral posting requirements, scheduled principal and interest on assets held in its investment portfolio, dividends from subsidiaries, payments under tax sharing agreements with these subsidiaries (once the payments become unrestricted) and the ability to issue debt and equity. There can be no assurance as to the amount and timing of any such dividends or payments under the tax sharing agreements. MBIA Inc.’s corporate debt, investment agreements, MTNs, and derivatives may be accelerated by the holders of such instruments upon the occurrence of certain events, such as a breach of covenant or representation, a bankruptcy of MBIA Inc. or the filing of an insolvency proceeding with respect to MBIA Corp. MBIA Inc.’s obligations under its loans from MBIA Global Funding, LLC (“GFL”) may be accelerated only upon the occurrence of a bankruptcy or liquidation of MBIA Inc. Refer to “Note 11: Business Segments” for a description of the GFL loans. In the event of any acceleration of the Company’s obligations, including under its corporate debt, investment agreements, MTNs, or derivatives, the Company likely would not have sufficient liquid resources to pay amounts due with respect to its corporate debt and other obligations that are not already collateralized.

During the three months ended March 31, 2012, pursuant to the tax sharing agreement, National settled with MBIA Inc. its taxes related to the 2010 and 2011 tax years of $1 million and $11 million, respectively. In addition, National paid to MBIA Inc. estimated 2012 taxes of $23 million. Consistent with the tax sharing agreement, these amounts were placed in an escrow account until the expiration of National’s two-year net operating loss (“NOL”) carry-back period under U.S. tax rules. At the expiration of National’s carry-back period, any funds remaining after any reimbursement to National in respect of any NOL carry-backs would be available for general corporate purposes, including to satisfy any other obligations under the tax sharing agreement. As of March 31, 2012, $293 million remained in escrow for the 2010 through 2012 tax years.

MBIA Inc. is subject to material liquidity risks and uncertainty. To mitigate these risks, the Company seeks to maintain cash and liquid investments in excess of its expected cash requirements over a multi-year period. The Company seeks to maintain cash and liquidity resources that it believes will be sufficient to make all payments due on its obligations and to meet other financial requirements, such as posting collateral at least through the next twelve months.

Liquidity risk within MBIA Inc. is primarily a result of the following factors:

•

Currently, the majority of the assets of MBIA Inc. are pledged against investment agreement liabilities, intercompany and third-party financing arrangements and derivatives, which limit its ability to raise liquidity through asset sales. In addition, if the market value or rating eligibility of the assets which are pledged against these obligations were to decline, the Company would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. In such event, the Company may sell additional assets, potentially with substantial losses, finance unencumbered assets through intercompany or third-party facilities, or use free cash or other assets, in some cases with NYSDFS approval, although there can be no assurance that these strategies will be available or adequate to meet liquidity requirements.

•

There is a deficit of invested assets to liabilities issued to third parties and affiliates of $783 million as of March 31, 2012, which increased from $591 million as of December 31, 2011. This deficit is a result of selling investments at losses, and may further increase as a result from selling investments and terminating interest rates swaps at losses in the future. In addition, this deficit is expected to increase as a result of on-going expected operating losses. This deficit will need to be reversed prior to the maturity of the liabilities in order to ensure that there are sufficient funds available to fully retire the liabilities. The Company expects that MBIA Inc. will be able to eliminate the deficit prior to the maturity of the related liabilities from distributions from its operating subsidiaries and by raising third-party capital, although there can be no assurance that MBIA Inc. will be able to eliminate the deficit through such means.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

Because the majority of MBIA Inc.’s assets are pledged against the obligations described above, the widening of credit spreads would have an adverse impact on the market value of these assets and increase collateralization requirements for the portfolio. The following table presents the estimated pre-tax change in fair value of the asset/liability products business’ assets as of March 31, 2012 from instantaneous shifts in credit spread curves. This table assumes that all credit spreads move by the same amount; however, it is more likely that the actual changes in credit spreads will vary by investment sector and individual security. The table presents hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads.

	Change in Credit Spreads (Asset/Liability Products Business)
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$210	$67	$(64)	$(233)

In the three months ended March 31, 2012, MBIA Inc. maintained three intercompany financing facilities to provide it with additional resources to meet its liquidity requirements within the asset/liability products business: the Asset Swap, the MBIA Corp. Secured Loan and the Conduit Repurchase Agreement. Refer to the preceding “Key Intercompany Lending Agreements” section for a description of these facilities.

Stressed credit market conditions for the remainder of 2012 could cause MBIA Inc. to have insufficient resources to cover collateral and/or other liquidity requirements. Management has identified certain actions to mitigate this risk. These actions include: (1) additional sales of encumbered and other invested assets exposed to credit spread stress risk, which may occur at losses and increase the deficit of invested assets to liabilities; (2) termination and settlement of interest rate swap agreements; and (3) other available advances from subsidiaries. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk. In the event that the Company cannot implement the actions identified above to raise liquidity, or eliminate the deficit, it may have insufficient assets to make all payments on its obligations as they come due, which could result in a default by MBIA Inc. on its obligations and the potential for MBIA Corp., as guarantor of the investment agreements and GFL MTNs, to be called upon to satisfy obligations on those instruments as they come due.

As of March 31, 2012, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $482 million and comprised cash and liquid assets of $251 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $231 million not pledged directly as collateral for its asset/liability products activities. As of December 31, 2011, MBIA Inc. had $386 million of cash and liquid assets comprising $226 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $160 million not pledged directly as collateral for its asset/liability products activities. The Company believes this liquidity position provides MBIA Inc. with sufficient funds to cover expected obligations at least through the next twelve months.

MBIA Corp. Liquidity

Liquidity available in the structured finance and international insurance segment is affected by the Company’s ability to collect on receivables associated with loss payments, the payment of claims on insured exposures, payments made to commute insured exposure, the repayment of the National Secured Loan, a reduction in investment income, any unanticipated expenses, or the impairment or a significant decline in the fair value of invested assets. The Company may also experience liquidity constraints as a result of NYIL requirements that the Company maintains specified, high quality assets to back the Company’s reserves and surplus.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

Payment requirements for the structured finance and international financial guarantee contracts fall into three categories: (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; and (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted, which payments are unscheduled and therefore more difficult to predict, and which category applies to most of the transactions on which the Company has recorded loss reserves. Insured transactions that require payment in full of the principal insured at maturity could present liquidity risks for MBIA Corp. since payment of the principal is due at maturity but any salvage could be recovered over time after payment of the principal amount. MBIA Corp. has insured transactions with substantial principal amounts due at maturity that are scheduled to mature in the near term. While MBIA Corp. expects the transactions to be refinanced on or prior to the maturity date, there is no assurance that such refinancing will occur. In the event that the refinancing does not occur, MBIA Corp. will be required to pay the full insured principal amount at maturity. MBIA Corp. is generally required to satisfy claims within one to three business days, and as a result seeks to identify potential claims in advance through the Company’s monitoring process. While MBIA Corp.’s financial guarantee policies generally cannot be accelerated, thereby mitigating liquidity risk, the insurance of CDS contracts may, in certain events, including the insolvency or payment default of the insurer or the issuer of the CDS, be subject to termination by the counterparty, triggering a claim for the fair value of the contract. In order to monitor liquidity risk and maintain appropriate liquidity resources, the Company uses the same methodology as it uses to monitor credit quality and losses within its insured portfolio, including stress scenarios. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for a discussion of the Company’s loss process. Additionally, the Company’s structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes.

Since the fourth quarter of 2007 through March 31, 2012, MBIA Corp. has made $10.9 billion of cash payments, before reinsurance and collections and excluding loss adjustment expense (“LAE”) (including payments made to debt holders of consolidated variable interest entities (“VIEs”)), associated with second-lien RMBS securitizations and with commutations and claim payments relating to CDS contracts. These cash payments include loss payments of $785 million made on behalf of MBIA Corp.’s consolidated VIEs. Of the $10.9 billion, MBIA Corp. has paid $6.4 billion of gross claims (before reinsurance and collections and excluding LAE) on policies insuring second-lien RMBS securitizations, driven primarily by an extensive number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers.

MBIA Corp. is seeking to enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations and has recorded a total of $3.2 billion of related expected recoveries on its consolidated balance sheets as of March 31, 2012, including expected recoveries recorded in the Company’s consolidated VIEs. The Company’s put-back claims have been disputed by the loan sellers/servicers and are the subject of certain litigations discussed more fully in “Note 13: Commitments and Contingencies.” There is some risk that the sellers/servicers or other responsible parties might not be able to fully satisfy any judgment the Company secures in litigation. Further, there can be no assurance that the Company will be successful or that the Company will not be delayed in realizing these recoveries. Such risks are contemplated in the scenarios the Company utilizes to calculate these recoveries, which are recognized on the Company’s balance sheets. The Company believes that it has adequate liquidity resources to provide for anticipated cash outflows; however, if the Company does not realize or is delayed in realizing these expected recoveries, the Company may not have adequate liquidity to fully execute the strategy to reduce future potential economic losses by commuting policies and purchasing instruments issued or guaranteed by the Company, or to repay any intercompany borrowings.

A portion of the commutation payments made since the fourth quarter of 2011 were financed through the National Secured Loan. MBIA Insurance Corporation’s ability to repay the loan and any accrued interest will be primarily predicated on MBIA Corp.’s ability to collect on its future receivables, including its ability to successfully enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from insured securitizations.

MBIA Corp. also insures third-party holders of the Company’s asset/liability products segment’s obligations. If the Company was unable to meet payment or collateral requirements associated with these obligations, the holders thereof could make claims under the MBIA Corp. insurance policies. In 2008, to provide additional liquidity to the asset/liability products business, MBIA Corp. lent $2.0 billion to the segment on a secured basis under the MBIA Corp. Secured Loan, the outstanding balance of which loan was $300 million as of March 31, 2012. In May 2012, the outstanding balance of the MBIA Corp. Secured Loan was repaid in full. Also in May 2012, the NYSDFS approved the maturity extension of the MBIA Corp. Secured Loan to May 2013 with a maximum outstanding amount of $450 million, subject to MBIA Corp. obtaining prior approval from the NYSDFS for any draws under the facility.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

As of March 31, 2012, MBIA Corp. held cash and available-for-sale investments of $1.3 billion, of which $329 million comprised cash and highly liquid assets. As of December 31, 2011, MBIA Corp. held cash and available-for-sale investments of $1.5 billion, of which $534 million comprised cash and highly liquid assets. The Company believes that MBIA Corp.’s liquidity resources, including expected cash inflows, will adequately provide for anticipated cash outflows. In the event of unexpected liquidity requirements, the Company may have insufficient resources to meet its obligations or insufficient qualifying assets to support its surplus and reserves, and may seek to increase its cash holdings position by selling or financing assets, or raising external capital, and there can be no assurance that the Company will be able to draw on these additional sources of liquidity.

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

•

National has entered into certain intercompany transactions to support the liquidity needs of its affiliates. These transactions include the National Secured Loan to MBIA Insurance Corporation and the Asset Swap through which National provides liquid assets to the Company’s asset/liability products business. As a result of these transactions, National is subject to repayment risk, which may adversely affect its liquidity. The repayment of the National Secured Loan will primarily be predicated on MBIA Corp.’s ability to successfully enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations it insured. In addition, changes in the market value of securities sold to National under its Asset Swap with the asset/liability products business may adversely affect its liquidity position if the asset/liability business were unable to pledge additional eligible assets in order to meet minimum required collateral amounts.

•

The Company’s U.S. public finance insurance segment requires cash for the payment of operating expenses. Declines in operating cash inflows due to the absence of new business writings, declines in cash inflows from investment income, unanticipated expenses, or an impairment or significant decline in the fair value of invested assets could negatively impact its liquidity position.

National held cash and short-term investments of $780 million as of March 31, 2012, of which $690 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. As of December 31, 2011, National held cash and short-term investments of $771 million, of which $703 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. With the exception of its loan to MBIA Insurance Corporation, most of National’s investments, including those encumbered by the Asset Swap, are liquid and highly rated.

Note 2: Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 2: Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and disclosures required by GAAP for annual periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position and results of operations. All material intercompany balances and transactions have been eliminated.

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

The results of operations for the three months ended March 31, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012. The December 31, 2011 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. Such reclassifications had no impact on total revenues, expenses, assets, liabilities, or shareholders’ equity for all periods presented.

During the second quarter of 2011, the Company identified a model input error related to the measurement of fair value and associated unrealized losses on certain insured derivatives. This error related to the quarter ended March 31, 2011 and had understated pre-tax mark-to-market loss by $207 million. The Company assessed the materiality of the error in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality, and concluded that this error was not material to the consolidated financial statements as of and for the three months ended March 31, 2011 and did not affect any prior consolidated financial statements. However, the cumulative effect of the error was determined to be material if the correction was recorded in the consolidated financial statements as of and for the three months ended June 30, 2011. In accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the consolidated financial statements as of and for the three months ended March 31, 2011 were revised in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 and are reflected in the prior years’ financial statements included in the Quarterly Report on Form 10-Q for the period ended March 31, 2012.

Statements of Cash Flows

Previously, the Company reported its consolidated statements of cash flows using the indirect method. The indirect method uses accrual accounting information to present the cash flows from operations. As of March 31, 2012, the Company elected to present its Statements of Cash Flows using the direct method. The direct method uses actual cash flow information from the Company’s operations, rather than using accrual accounting values. Using either the direct or indirect method, total cash flows from operations are the same. In addition, the presentation of cash flows from investing and financing activities using either the direct or indirect method are the same. The change to the direct method for calculating and presenting cash flows from operations was implemented retroactively for all statements of cash flows presented herein. Use of the direct method requires a reconciliation of net income to cash flows from operations. This reconciliation is provided as a supplement directly beneath the statements of cash flows.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Presentation of Comprehensive Income (ASU 2011-05)

In June 2011, the Financial Accounting Standards board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” This amendment eliminates the current option to report other comprehensive income and its components in the statements of changes in equity except for the presentation of reclassification adjustments for which adoption has been deferred by the FASB. The amendment does not change what currently constitutes net income and other comprehensive income. The new guidance is effective for the Company beginning January 1, 2012. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustments. The Company adopted this standard in the first quarter of 2012. The standard only affected the Company’s presentation of comprehensive income and did not affect the Company’s consolidated balance sheets, results of operations, or cash flows.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This amendment results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. The Company adopted this standard in the first quarter of 2012. This standard only affected the Company’s disclosures related to fair value; therefore, the adoption of this standard did not affect the Company’s consolidated balance sheets, results of operations, or cash flows.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26)

In October 2010, the FASB issued ASU 2010-26, “Financial Services—Insurance (Topic 944)—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” This amendment specifies which costs incurred in the acquisition of new and renewal insurance contracts should be capitalized. The Company adopted this standard on a prospective basis in the first quarter of 2012. As the Company is currently not writing any significant new business, the adoption of this standard did not have a material effect on the Company’s consolidated balance sheets, results of operations, or cash flows. The amount of acquisition costs capitalized during the first quarter of 2012 compared with the amount of acquisition costs that would have been capitalized during the period if the Company’s previous policy had been applied during that period is not material because the Company did not write any significant new insurance business during the first quarter of 2012.

Recent Accounting Developments

Disclosures about Offsetting Assets and Liabilities (ASU 2011-11)

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 creates new disclosure requirements about the nature of the Company’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. This amendment does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. The disclosure requirements are effective for the Company beginning in the first quarter of 2013. This standard will only affect the Company’s disclosures and will not affect the Company’s consolidated balance sheets, results of operations, or cash flows.

Refer to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information regarding the effects of recently adopted accounting standards on prior year financial statements.

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

In the conduit segment, the Company manages and administers two multi-seller conduit SPEs (“Conduits”). The Conduits invest primarily in debt securities and fund the investments through the issuance of VIE notes and long-term debt. The liabilities and certain of the assets of the Conduits are supported by credit enhancement provided through MBIA Corp. The Conduits were designed to provide issuers an efficient source of funding for issued obligations, and to provide an opportunity for MBIA Corp. to issue financial guarantee insurance policies. The Conduits are VIEs and are consolidated by the Company as primary beneficiary. During the three months ended March 31, 2012, all debt securities held by one of the Conduits were entirely repaid, and the proceeds were used to repay all outstanding long-term debt of this conduit. The Company no longer provides credit protection to this conduit.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of March 31, 2012 and December 31, 2011. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs as well as the value of the assets and liabilities the Company has recorded for its interest in these VIEs as of March 31, 2012 and 2011. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

	March 31, 2012
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments (1)	Premiums Receivable (2)	Insurance Loss Recoverable (3)	Unearned Premium Revenue (4)	Loss and Loss Adjustment Expense Reserves (5)	Derivative Liabilities (6)
Insurance:
Global structured finance:
Collateralized debt obligations	$25,175	$13,686	$39	$60	$-	$52	$3	$175
Mortgage-backed residential	45,442	15,851	11	84	2,854	82	442	6
Mortgage-backed commercial	5,046	2,655	-	2	-	2	-	-
Consumer asset-backed	7,326	4,056	12	23	-	22	20	-
Corporate asset-backed	27,455	13,309	87	170	20	185	-	-

Total global structured finance	110,444	49,557	149	339	2,874	343	465	181
Global public finance	42,975	22,042	-	215	-	270	-	-

Total insurance	$153,419	$71,599	$149	$554	$2,874	$613	$465	$181

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

	December 31, 2011
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments (1)	Premiums Receivable (2)	Insurance Loss Recoverable (3)	Unearned Premium Revenue (4)	Loss and Loss Adjustment Expense Reserves (5)	Derivative Liabilities (6)
Insurance:
Global structured finance:
Collateralized debt obligations	$26,507	$15,466	$42	$67	$-	$58	$3	$113
Mortgage-backed residential	47,669	16,379	25	87	2,773	86	428	5
Mortgage-backed commercial	5,001	2,644	-	2	-	2	-	-
Consumer asset-backed	8,015	4,563	16	26	-	25	23	-
Corporate asset-backed	29,855	15,577	241	192	22	205	-	1

Total global structured finance	117,047	54,629	324	374	2,795	376	454	119
Global public finance	42,106	21,774	-	215	-	270	-	-

Total insurance	$159,153	$76,403	$324	$589	$2,795	$646	$454	$119

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

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $10.5 billion and $9.5 billion, respectively, as of March 31, 2012, and $10.9 billion and $9.9 billion, respectively, as of December 31, 2011. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Additional VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. No additional VIEs were consolidated or deconsolidated during the three months ended March 31, 2012 and 2011.

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

Note 5: Loss and Loss Adjustment Expense Reserves

Loss and Loss Adjustment Expense Process

As of March 31, 2012, the majority of the Company’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP were related to insured first-lien and second-lien RMBS transactions. These reserves and recoveries do not include estimates for policies insuring credit derivatives. Policies insuring credit derivative contracts are accounted for as derivatives and carried at fair value under GAAP. The fair values of insured derivative contracts are influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policies. In the absence of credit impairments on insured derivative contracts or the early termination of such contracts at a loss, the cumulative unrealized losses recorded from fair valuing these contracts should reverse before or at the maturity of the contracts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Notwithstanding the difference in accounting under GAAP for financial guarantee policies and the Company’s insured derivatives, insured derivatives have similar terms, conditions, risks, and economic profiles to financial guarantee insurance policies, and, therefore, are evaluated by the Company for loss (referred to as credit impairment herein) and LAE periodically in the same way that loss and LAE reserves are estimated for financial guarantee insurance policies. Credit impairments represent actual payments and collections plus the present value of estimated expected future claim payments, net of recoveries. MBIA Insurance Corporation’s expected future claim payments were discounted using a rate of 5.59%, the same rate it used to calculate its statutory loss reserves as of March 31, 2012. These credit impairments, calculated in accordance with U.S. STAT, differ from the fair values recorded in the Company’s consolidated financial statements. The Company regards its credit impairment estimates as critical information for investors as it provides information about loss payments the Company expects to make on insured derivative contracts. As a result, the following loss and LAE process discussion includes information about loss and LAE activity recorded in accordance with GAAP for financial guarantee insurance policies and credit impairments estimated in accordance with U.S. STAT for insured derivative contracts. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for information about the Company’s monitoring of outstanding insured obligations and for additional information about its loss reserving process. Refer to “Note 6: Fair Value of Financial Instruments” included herein for additional information about the Company’s insured credit derivative contracts.

RMBS Case Basis Reserves and Recoveries

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company calculated RMBS case basis reserves as of March 31, 2012 for both first-lien and second-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model, and a commercially available model to estimate expected ultimate cumulative losses on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous three months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case).

In calculating ultimate cumulative losses for RMBS, the Company estimates the amount of loans that are expected to be charged-off (deemed uncollectible by servicers of the transactions) or liquidated in the future. The Company assumes that such charged-off loans have zero recovery values.

First-lien RMBS Reserves

The Company’s first-lien RMBS case basis reserves as of March 31, 2012, which primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans were determined using the Roll Rate Methodology. The Company assumes that the Roll Rate for loans in foreclosure, Real Estate Owned (“REO”) and bankruptcy are 90%, 90% and 75%, respectively. Roll Rates for current, 30-59 day delinquent loans, 60-89 day delinquent loans and 90+ day delinquent loans are calculated on a transaction-specific basis. Roll Rates for loans that are current as of February 29, 2012 (“Current Roll to Loss”) stay at the February 29, 2012 level for two months before declining to 25% of this level over a 24-month period. Additionally, the Company runs scenarios where the 90+ day roll rate to loss is set at 90%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of February 29, 2012 to estimate future losses from loans that are delinquent as of the current reporting period.

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

Second-lien RMBS Reserves

The Company’s second-lien RMBS case basis reserves as of March 31, 2012 relate to RMBS backed by home equity lines of credit (“HELOCs”) and closed-end second mortgages (“CES”).

The Roll Rates for 30-59 day delinquent loans and 60-89 day delinquent loans are calculated on a transaction-specific basis. The Company assumes that the Roll Rate for 90+ day delinquent loans, excluding foreclosures, REO and bankruptcies, is 95%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of February 29, 2012 to estimate future losses from loans that are delinquent as of the current reporting period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Current Roll to Loss is calculated on a transaction-specific basis. A proportion of loans reported current as of February 29, 2012 is assumed to become delinquent every month, at a Current Roll to Loss rate that persists at a high level for a time and subsequently starts to decline. A key assumption in the model is the period of time in which the Company projects high levels of Current Roll to Loss to persist. In the Company’s base case, the Company assumes that the Current Roll to Loss begins to decline immediately and continues to decline over the next six months to 25% of their levels as of February 29, 2012. In the stress case, the period of elevated delinquency and loss is extended by six months. In the additional stress case, the Company assumes that the current trends in losses will remain through mid-2013, after which time they will revert to the base case. For example, in the base case, as of February 29, 2012, if the amount of current loans which become 30-59 days delinquent is 10%, and recent performance suggests that 30% of those loans will be charged-off, the Current Roll to Loss for the transaction is 3%. In the base case, it is then assumed that the Current Roll to Loss will reduce linearly to 25% of its original value over the next six months (i.e., 3% will linearly reduce to 0.75% over the six months from March 2012 to August 2012). After that six-month period, the Company further reduces the Current Roll to Loss to 0% by early 2014 with the expectation that the performing seasoned loans will eventually result in loan performance reverting to historically low levels of default. In the model, the Company assumes that all current loans that become delinquent are charged-off.

In addition, in the Company’s loss reserve models for transactions secured by HELOCs, the Company considers borrower draw and prepayment rates and factors that could affect the excess spread generated by current loans which offsets losses and reduces payments. For HELOCs, the current three-month average draw rate is generally used to project future draws on the line. For HELOCs and transactions secured by fixed-rate CES, the three-month average conditional prepayment rate is generally used to start the projection for trends in voluntary principal prepayments. Projected cash flows are also based on an assumed constant basis spread between floating rate assets and floating rate insured debt obligations (the difference between Prime and London Interbank Offered Rate (“LIBOR”) interest rates, minus any applicable fees). For all transactions, cash flow models consider allocations and other structural aspects of the transactions, including managed amortization periods, rapid amortization periods and claims against MBIA Corp.’s insurance policy consistent with such policy’s terms and conditions. In developing multiple loss scenarios, stress is applied by elongating the Current Roll to Loss rate for various periods, simulating a slower improvement in the transaction performance. The estimated net claims from the procedure above are then discounted using a risk-free rate to a net present value reflecting MBIA’s general obligation to pay claims over time and not on an accelerated basis. The above assumptions represent MBIA’s best estimates of how transactions will perform over time.

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, Roll Rates, and prepayment rates (including voluntary and involuntary). However, given the large percentage of mortgage loans that were not underwritten by the sellers/servicers in accordance with applicable underwriting guidelines, performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the peak levels the Company is modeling for six months longer than in the probability-weighted outcome, the addition to the case basis reserves before considering potential recoveries would be approximately $160 million.

Second-lien RMBS Recoveries

As of March 31, 2012, the Company recorded estimated recoveries of $3.2 billion, gross of income taxes, related to second-lien RMBS put-back claims on ineligible loans, consisting of $2.1 billion included in “Insurance loss recoverable” and $1.1 billion included in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. As of March 31, 2012 and December 31, 2011, the Company’s estimated recoveries after income taxes calculated at the federal statutory rate of 35%, were $2.1 billion and $2.0 billion, respectively, which was 111% and 119% of the consolidated total shareholders’ equity of MBIA, excluding preferred stock of subsidiaries and noncontrolling interests. These estimated recoveries relate to the Company’s put-back claims of ineligible loans, which have been disputed by the loan sellers/servicers and are currently subject to litigation initiated by the Company to pursue recovery. While the Company believes that it will prevail in enforcing its contractual rights, there is uncertainty with respect to the ultimate outcome. Furthermore, there is a risk that sellers/servicers or other responsible parties might not be able to satisfy their put-back obligations. Such risks are contemplated in the scenarios the Company utilizes to calculate recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Beginning in 2008, the Company utilized loan level forensic review consultants to re-underwrite/review mortgage loan files underlying certain first-lien and second-lien RMBS transactions insured by MBIA. The consultants graded the individual mortgages that were sampled into an industry standard three level grading scale, defined as (i) Level 1—loans complied with specific underwriting guidelines, (ii) Level 2—loans contained some deviation from underwriting guidelines but also contained sufficient compensating factors and (iii) Level 3—loans contained material deviation from the underwriting guidelines without any compensating factors. MBIA’s forensic review consultants utilized the same underwriting guidelines that the originators were to have used to qualify borrowers when originally underwriting the loans and determined that more than 80% of the loans reviewed were considered to be ineligible mortgage loans. The Company has developed estimates of breach rates primarily based upon loans with credit breaches or credit and compliance breaches because the Company believes that loans with these types of breaches are not judgmental and cannot be cured. Breach rates were determined by dividing the number of loans that contained credit and/or credit and compliance breaches by the total number of loans reviewed for a particular transaction.

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

The above-referenced developments have led the Company to utilize probability-weighted scenarios primarily based on the percentage of incurred losses the Company would collect as opposed to recoveries based primarily on loan file reviews. The Company’s recovery estimates incorporate five scenarios that include full recovery of its incurred losses and limited/reduced recoveries due to litigation delays and risks and/or potential financial distress of the sellers/servicers. Probabilities were assigned across these scenarios, with most of the probability weight on partial recovery scenarios. However, based on the Company’s assessment of the strength of its contract claims, the Company believes it is entitled to collect the full amount of its incurred losses on these transactions, which totaled $4.8 billion through March 31, 2012.

The Company has not recognized potential recoveries related to sellers/servicers that MBIA has determined did not have sufficient capital and resources to honor their obligations. The Company’s expected recoveries may be discounted in the future based on a review of the creditworthiness of the sellers/servicers. In particular, the Company believes it is now more likely that GMAC Mortgage, LLC and Residential Funding Company, LLC will file for bankruptcy in light of their reported financial condition and public comments made by Ally Financial Inc. In the event of a bankruptcy filing by GMAC Mortgage, LLC and Residential Funding Company, LLC, the Company will re-assess the value of its expected recoveries against GMAC Mortgage, LLC and Residential Funding Company, LLC and may have to substantially reduce the value of such recoveries depending on the Company’s assessment of its likely recovery in the bankruptcy proceeding based on the information available in connection with the bankruptcy. At this time the Company cannot reasonably estimate the amount of the change, if any, in the value of the recoveries, which will depend on whether there is a bankruptcy filing and on other facts and circumstances that are unknown at this time. The Company assesses the financial abilities of the sellers/servicers using external credit ratings and other factors. The impact of such factors on cash flows related to expected recoveries is incorporated into the Company’s probability-weighted scenarios. The indicative scenarios and related probabilities assigned to each scenario based on the Company’s judgment about their relative likelihoods of being realized are used to develop a distribution of possible outcomes. The sum of the probabilities assigned to all scenarios is 100%. Expected cash inflows from recoveries are discounted using the current risk-free rate associated with the underlying transaction, which ranged from 1.0% to 2.2%, depending upon the transaction’s expected average life.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

To date, sellers/servicers have not substituted loans which MBIA has put-back, and the amount of loans repurchased has been insignificant. The unsatisfactory resolution of these put-backs led MBIA to initiate litigation against five of the sellers/servicers to enforce their obligations. The Company has alleged several causes of action in its complaints, including breach of contract, fraudulent inducement and indemnification. MBIA’s aggregate $3.2 billion of estimated potential recoveries do not include damages from causes of action other than breach of contract. Irrespective of amounts recorded in its financial statements, MBIA is seeking to recover the full amount of its incurred losses and other damages on these transactions. MBIA has not collected any material amounts of cash related to these recoveries. Additional information on the status of these litigations can be found in the “Recovery Litigation” discussion within “Note 13: Commitments and Contingencies.”

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

The Company’s assessment of the recovery outlook for insured second-lien RMBS issues is principally based on the following factors:

1.	the strength of the Company’s existing contract claims related to ineligible loan substitution/repurchase obligations;

2.	the settlement for $1.1 billion of Assured Guaranty’s put-back related claims with Bank of America in April 2011;

3.	the improvement in the financial strength of the sellers/servicers due to mergers and acquisitions and/or government assistance, which should facilitate their ability to comply with required loan repurchase/substitution obligations. The Company is not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. The Company’s assessment of any credit risk associated with these sponsors (or their successors) is reflected in the Company’s probability-weighted potential recovery scenarios;

4.	evidence of loan repurchase/substitution compliance by sellers/servicers for put-back requests made by other harmed parties with respect to ineligible loans; this factor is further enhanced by (i) Bank of America’s disclosure that it has resolved $8.0 billion of repurchase requests in the fourth quarter of 2010; (ii) the Fannie Mae settlements with Ally Bank announced on December 23, 2010 and with Bank of America (which also involved Freddie Mac) announced on December 31, 2010, and (iii) the Company’s settlement agreements entered into on July 16, 2010 and December 13, 2011 respectively, between MBIA Corp. and sponsors of certain MBIA Corp.-insured mortgage loan securitizations in which the Company received consideration in exchange for a release relating to its representation and warranty claims against the sponsor. These settlements resolved all of MBIA’s representation and warranty claims against the sponsors on mutually beneficial terms and in aggregate were slightly more than the recoveries previously recorded by the Company related to these exposures;

5.	the favorable outcome for MBIA on defendants’ motions to dismiss in the litigations discussed above, where the respective courts allowed MBIA’s contract and fraud claims against the defendants to proceed;

6.	the favorable outcome in the Countrywide litigation on MBIA’s motion to present evidence of liability and damages through the introduction of statistically valid random samples of loans rather than on a loan-by-loan basis;

7.	the favorable outcome in the Countrywide litigation denying Bank of America’s motion to dismiss MBIA’s claims for successor liability as well as a decision from the New York Supreme Court Appellate Division, First Department, which lifted the stay on discovery related to successor liability claims at Bank of America;

8.	the favorable outcome in the Countrywide litigation on MBIA’s motion regarding causation and MBIA’s right to rescissory damages;

9.	the unanimous ruling from the New York Supreme Court Appellate Division, First Department, in the Countrywide litigation allowing MBIA to pursue its fraud claims; and

10.	loan repurchase reserves and/or settlements which have been publicly disclosed by certain sellers/servicers to cover such obligations.

The Company continues to consider all relevant facts and circumstances, including the factors described above, in developing its assumptions on expected cash inflows, probability of potential recoveries (including the outcome of litigation) and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented to the extent there are developments in the pending litigation, new litigation is initiated and/or changes to the financial condition of sellers/servicers occur. While the Company believes it will be successful in realizing recoveries from contractual and other claims, the ultimate amounts recovered may be materially different from those recorded by the Company given the inherent uncertainty of the manner of resolving the claims (e.g., litigation) and the assumptions used in the required estimation process for accounting purposes which are based, in part, on judgments and other information that are not easily corroborated by historical data or other relevant benchmarks.

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

ABS CDOs (Financial Guarantees and Insured Derivatives)

MBIA’s insured ABS CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes but are not limited to RMBS related collateral, CDOs of ABS, corporate CDOs and collateralized loan obligations). These transactions were insured as either financial guarantee insurance policies or credit derivatives with the majority insured in the form of credit derivatives. Since the fourth quarter of 2007, MBIA’s insured par exposure within the ABS CDO portfolio has been substantially reduced through a combination of terminations and commutations. Accordingly, as of March 31, 2012, the insured par exposure of the ABS CDO financial guarantee insurance policies and credit derivatives portfolio has declined by approximately 84% of the insured amount as of December 31, 2007.

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

The primary factor in estimating reserves on insured ABS CDO policies written as financial guarantees and in estimating impairments on insured ABS CDO credit derivatives is the losses associated with the underlying collateral in the transactions. MBIA’s approach to establishing reserves or impairments in this portfolio employs a methodology which is similar to other structured finance asset classes insured by MBIA. The Company uses a total of five probability-weighted scenarios in order to estimate its reserves or impairments for ABS CDOs.

As of March 31, 2012, the Company had loss and LAE reserves totaling $168 million related to ABS CDO financial guarantee insurance policies. For the three months ended March 31, 2012, the Company had a benefit of $2 million of losses and LAE recorded in earnings related to ABS CDO financial guarantee insurance policies after the elimination of a $16 million benefit as a result of consolidating VIEs. In addition, as of March 31, 2012, the Company estimated insured ABS CDO credit derivative impairments and LAE reserves, net of reinsurance and recoveries, totaling $432 million. For the three months ended March 31, 2012, the change in estimated impairments and LAE related to insured ABS CDO credit derivatives were a benefit of $12 million, which was primarily due to agreed upon commutations of credit derivative exposures at less than previously estimated impairments. In the event of further deteriorating performance of the collateral referenced or held in ABS CDO transactions, the amount of losses estimated by the Company could increase materially.

Credit Impairments Related to Structured CMBS Pools, CRE CDOs and CRE Loan Pools (Accounted for as Derivatives)

Most of the structured CMBS pools, CRE CDOs and CRE loan pools insured by MBIA are accounted for as insured credit derivatives and are carried at fair value in the Company’s consolidated financial statements. The following discussion provides information about the Company’s process for estimating credit impairments on these contracts using its statutory loss reserve methodology, determined as the present value of the probability-weighted potential future losses, net of estimated recoveries, across multiple scenarios, plus actual payments and collections. For the three months ended March 31, 2012, additional credit impairments and LAE on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $295 million as a result of additional delinquencies and loan level liquidations, as well as continued refinements of MBIA’s assessment of various commutation possibilities. The cumulative credit impairments and LAE on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $3.1 billion through March 31, 2012. Although the pace of increases in the delinquency rate has slowed and many loans are being modified, liquidations have taken place. Some loans were liquidated with minimal losses of 1% to 2%, others experienced near complete losses, and in some cases severities exceeded 100%. These liquidations have led to losses in the CMBS market, and in many cases, have resulted in reductions of enhancement to the individual CMBS bonds referenced by the insured structured CMBS pools. In certain insured transactions, these losses have resulted in deductible erosion. Bond level enhancement and pool level deductibles are structural features intended to mitigate losses to the Company. However, some of the transactions reference similar rated subordinate tranches of CMBS bonds. When there are broad-based declines in property performance, this leverage can result in rapid deterioration in pool performance.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The Company has developed multiple scenarios to consider the range of potential outcomes in the CRE market and their impact on MBIA. The approaches require substantial judgments about the future performance of the underlying loans, and include the following:

•

The first approach considers the range of commutation agreements achieved and agreed to since 2010, which included 65 structured CMBS pools, CRE CDOs and CRE loan pool policies totaling $32.9 billion of gross insured exposure. The Company considers the range of commutations achieved over the past several years with multiple counterparties. This approach results in an estimated price to commute the remaining policies with price estimates, based on this experience. It is customized by counterparty and is dependent on the level of dialogue with the counterparty and the credit quality and payment profile of the underlying exposure.

•

The second approach considers current delinquency rates and uses current and projected net operating income (“NOI”) and capitalization rates (“Cap Rates”) to project losses under two scenarios. Loans are stratified by size with larger loans being valued utilizing lower Cap Rates than for smaller loans. These scenarios also assume that Cap Rates and NOIs remain flat for the near term and then begin to improve gradually. Additionally, in these scenarios, any loan with a balance greater than $75 million with a debt service coverage ratio (“DSCR”) less than 1.0x or that was reported as being in any stage of delinquency, was reviewed individually so that performance and loss severity could be more accurately determined. Specific loan level assumptions for this large loan subset were then incorporated into these scenarios, as well as specific assumptions regarding certain smaller loans when there appeared to be a material change in the asset’s financial or delinquency performance over the preceding six months. These scenarios project different levels of additional defaults with respect to loans that are current. This approach relies heavily on year-end financial statements at the property level. In modeling these scenarios, the Company has received financial statements for year-end 2011 for 31% of the properties in the pools and statements from year-end 2010 on another 53% of the properties in the pool.

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

•

The fourth approach stratifies loans into buckets based on delinquency status (including a “current” bucket) and utilizes recent Roll Rates actually experienced within each of the commercial mortgage-backed index (“CMBX”) series in order to formulate an assumption to predict future delinquencies. Ultimately, this generates losses over a projected time horizon based on the assumption that loss severities will begin to decline from the high levels seen in 2010 and 2011. The Company further examines those loans referenced in the CMBX indices which were categorized as 90+ days delinquent or in the process of foreclosure and determined the monthly ratio of such loans which were cured versus those which were liquidated or still delinquent over the past 37 months. The Company then applies the most recent rolling six-month average of this cure ratio to all loans in the 90+ day delinquent bucket or in the foreclosure process (and those projected to roll into late stage delinquency from the current and lesser stage levels of delinquency) and assumes all other loans are liquidated. The Company assumes all loans in the REO category liquidate over the next twelve months.

•

The fifth approach is based on a proprietary model developed by reviewing performance data on over 80,000 securitized CRE loans originated between 1992 and 2011. The time period covered during the performance review includes the years 2006 through 2011. The Company believes that these five years represent an appropriate time period in which to conduct a performance review because they encompass a period of extreme stress in the economy and the CRE market.

Based on a review of the data, the Company found property type and DSCR to be the most significant determinants of a loan’s default probability. Other credit characteristics were less influential. As a result, the Company developed a model in which the loans were divided into 168 representative cohorts based on their DSCR and property type. For each of these cohorts, the Company calculated the average annual probability of default, and then ran Monte Carlo simulations to estimate the timing of defaults. In addition, the model incorporated the following logic:

•

NOI and Cap Rates were assumed to remain at current levels for loans in the Company’s classified portfolio, resulting in no modifications or extensions under the model other than as described in the next bullet point, to reflect the possibility that the U.S. economy and CRE market could experience no growth for the foreseeable future.

•

Any valuation estimates obtained by special servicers since a loan’s origination as well as the Company’s individual loan level analysis (which may incorporate additional assumptions regarding modifications and/or extensions in a few select cases) were incorporated as described in the second approach.

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

Loss and LAE Activity

Financial Guarantee Insurance Losses (Non-Derivative)

The Company’s financial guarantee insurance losses and LAE for the three months ended March 31, 2012 are presented in the following table:

Losses and LAE
	Three Months Ended March 31, 2012
In millions	Second-lien RMBS	Other	Total
Losses and LAE related to actual and expected payments	$129	$18	$147
Recoveries of actual and expected payments	(48)	(2)	(50)

Gross losses incurred	81	16	97
Reinsurance	0	0	0

Losses and LAE	$81	$16	$97

The second-lien RMBS losses and LAE related to actual and expected payments included in the preceding table comprise net increases of previously established reserves. The second-lien RMBS recoveries of actual and expected payments comprise $49 million in recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, offset by a $1 million reduction in excess spread.

Current period changes in the Company’s estimate of potential recoveries may impact the amount recorded as an insurance loss recoverable asset, the amount of expected recoveries on unpaid losses netted against the gross loss and LAE reserve liability, or both. Total paid losses and LAE, net of reinsurance and collections, for the three months ended March 31, 2012 was $156 million, including $128 million related to insured second-lien RMBS transactions. For the three months ended March 31, 2012, the increase in insurance loss recoverable related to paid losses totaled $91 million, and primarily related to insured second-lien RMBS transactions.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of March 31, 2012:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	54	33	13	204	304
Number of issues(1)	31	20	12	132	195
Remaining weighted average contract period (in years)	8.6	4.4	6.6	9.5	8.6
Gross insured contractual payments outstanding(2):
Principal	$3,929	$2,005	$524	$10,281	$16,739
Interest	2,752	452	148	5,762	9,114

Total	$6,681	$2,457	$672	$16,043	$25,853

Gross claim liability	$-	$-	$-	$1,782	$1,782
Less:
Gross potential recoveries	-	-	-	3,882	3,882
Discount, net	-	-	-	184	184

Net claim liability (recoverable)	$-	$-	$-	$(2,284)	$(2,284)

Unearned premium revenue	$149	$21	$4	$129	$303

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

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2011:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	54	28	14	200	296
Number of issues(1)	32	18	11	130	191
Remaining weighted average contract period (in years)	8.2	5.6	6.0	9.6	8.8
Gross insured contractual payments outstanding(2):
Principal	$4,310	$1,213	$561	$10,420	$16,504
Interest	2,653	351	144	5,836	8,984

Total	$6,963	$1,564	$705	$16,256	$25,488

Gross claim liability	$-	$-	$-	$1,812	$1,812
Less:
Gross potential recoveries	-	-	-	3,813	3,813
Discount, net	-	-	-	177	177

Net claim liability (recoverable)	$-	$-	$-	$(2,178)	$(2,178)

Unearned premium revenue	$155	$16	$3	$134	$308

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The gross claim liability as of March 31, 2012 and December 31, 2011 in the preceding tables represents the Company’s estimate of undiscounted probability-weighted future claim payments, which principally relate to insured first-lien and second-lien RMBS transactions and U.S. public finance transactions. The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments, and principally relate to insured second-lien RMBS transactions. Both amounts reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

The following table presents the components of the Company’s loss and LAE reserves and insurance loss recoverable as reported on the Company’s consolidated balance sheets as of March 31, 2012 and December 31, 2011 for insured obligations within MBIA’s “Classified List.” The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

In millions	As of March 31, 2012	As of December 31, 2011
Loss reserves (claim liability)	$755	$781
LAE reserves	112	55

Loss and LAE reserves	$867	$836

Insurance claim loss recoverable	$(3,116)	$(3,032)
LAE insurance loss recoverable	(21)	(14)

Insurance loss recoverable	$(3,137)	$(3,046)

Reinsurance recoverable on unpaid losses	$14	$15
Reinsurance recoverable on LAE reserves	0	0
Reinsurance recoverable on paid losses	1	1

Reinsurance recoverable on paid and unpaid losses	$15	$16

As of March 31, 2012, loss and LAE reserves include $1.4 billion of reserves for expected future payments offset by expected recoveries of such future payments of $518 million. As of December 31, 2011, loss and LAE reserves included $1.4 billion of reserves for expected future payments offset by expected recoveries of such future payments of $562 million. As of March 31, 2012 and December 31, 2011, the insurance loss recoverable primarily related to estimated recoveries of payments made by the Company resulting from ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans and expected future recoveries on second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions. The Company expects to be reimbursed for the majority of its potential recoveries related to ineligible mortgage loans by the second quarter of 2013.

The following table presents the Company’s second-lien RMBS exposure, gross undiscounted claim liability and potential recoveries, before the elimination of amounts related to consolidated VIEs, as of March 31, 2012. All loan files reviewed with potential recoveries are included within the “Classified List.”

Second-lien RMBS Exposure		Outstanding		Gross Undiscounted
$ in billions	Issues	Gross Principal	Gross Interest	Claim Liability	Potential Recoveries
Insured issues designated as “Classified List”	34	$7.2	$2.7	$0.6	$4.7
Loan files reviewed with potential recoveries	26	$6.7	$2.6	$0.5	$4.6

The Company has performed loan file reviews on 29 of the 34 issues and recorded potential recoveries on 26 of those 29 issues, primarily related to four issuers (Countrywide, RFC, GMAC and Credit Suisse). The gross potential recoveries include estimated recoveries based on the Company’s incurred loss to date. In addition, the Company has received consideration on two transactions, including one Alt-A transaction, which has been excluded from the loan files reviewed with potential recoveries in the preceding table.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table presents changes in the Company’s loss and LAE reserves for the three months ended March 31, 2012. Changes in the loss and LAE reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in the timing and amounts of estimated payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of March 31, 2012, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 1.73%. LAE reserves are expected to be settled within a one year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Three Months Ended March 31, 2012								Gross Loss and LAE Reserves as of March 31, 2012
Gross Loss and LAE Reserves as of December 31, 2011	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Timing of Payments	Changes in Amount of Net Payments	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves
$836	$(114)	$3	$(22)	$34	$(1)	$78	$(4)	$57	$867

The increase in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily due to changes in assumptions and changes in LAE reserves on insured second-lien RMBS issues outstanding as of December 31, 2011. Offsetting these increases were decreases in reserves related to loss payments.

The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the three months ended March 31, 2012. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in the timing and amounts of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Three Months Ended March 31, 2012
In millions	Gross Reserve as of December 31, 2011	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Timing of Collections	Changes in Amount of Collections	Changes in Assumptions	Changes in LAE Recoveries	Gross Reserve as of March 31, 2012
Insurance loss recoverable	$3,046	$(2)	$9	$(12)	$-	$(63)	$152	$7	$3,137
Recoveries on unpaid losses	562	-	2	(15)	-	-	(30)	(1)	518

Total	$3,608	$(2)	$11	$(27)	$-	$(63)	$122	$6	$3,655

The Company’s insurance loss recoverable increased during 2012 primarily due to changes in assumptions associated with issues outstanding as of December 31, 2011, which related to increases in excess spread and ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, partially offset by changes in the amount of collections. Recoveries on unpaid losses decreased primarily due to changes in assumptions as a result of a reduction of excess spread related to first-lien and second-lien RMBS transactions and changes in discount rates.

The following table presents the Company’s total estimated recoveries from ineligible mortgage loans included in certain insured second-lien mortgage loan securitizations as of March 31, 2012. The total estimated recoveries from ineligible loans of $3.2 billion include $2.1 billion recorded as “Insurance loss recoverable” and $1.1 billion recorded as “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

In millions
Total Estimated Recoveries from Ineligible Loans as of December 31, 2011	Accretion of Future Collections	Changes in Discount Rates	Recoveries (Collections)	Changes in Amount of Collections	Changes in Assumptions	Total Estimated Recoveries from Ineligible Loans as of March 31, 2012
$3,119	$11	$(6)	$-	$-	$44	$3,168

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

Costs associated with remediating insured obligations assigned to the Company’s “Caution List—Low,” “Caution List—Medium,” “Caution List—High” and “Classified List” are recorded as LAE. LAE is primarily recorded as part of the Company’s provision for its loss reserves and included in “Losses and loss adjustment” on the Company’s consolidated statements of operations. The following table presents the expenses (gross and net of reinsurance) related to remedial actions for insured obligations:

	Three Months Ended March 31,
In millions	2012	2011
Loss adjustment expense incurred, gross	$75	$15
Loss adjustment expense incurred, net	$75	$15

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments

Financial Instruments

The following table presents the carrying value and fair value of financial instruments reported on the Company’s consolidated balance sheets as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012		As of December 31, 2011
In millions	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Investments held as available-for-sale and held at fair value	$7,989	$7,989	$8,586	$8,586
Other investments	68	68	107	107
Cash and cash equivalents	711	711	473	473
Receivable for investments sold	98	98	32	32
Derivative assets:
Insured derivatives	10	10	-	-
Non-insured derivatives	2	2	2	2

Total derivative assets	12	12	2	2
Assets of consolidated VIEs:
Cash	144	144	160	160
Investments held-to-maturity	3,093	2,871	3,843	3,489
Fixed-maturity securities held as available-for-sale	856	856	432	432
Fixed-maturity securities held as trading	2,883	2,883	2,884	2,884
Loans receivable	2,025	2,025	2,046	2,046
Loan repurchase commitments	1,076	1,076	1,077	1,077
Derivative assets	445	445	450	450
Liabilities:
Investment agreements	1,576	1,809	1,578	1,853
Medium-term notes	1,692	1,164	1,656	1,187
Securities sold under agreements to repurchase	149	149	287	286
Long-term debt	1,839	1,168	1,840	1,117
Payable for investments purchased	35	35	3	3
Derivative liabilities:
Insured derivatives	4,513	4,513	4,808	4,808
Non-insured derivatives	317	317	356	356

Total derivative liabilities	4,830	4,830	5,164	5,164
Warrants	22	22	38	38
Liabilities of consolidated VIEs:
Variable interest entity notes	8,704	8,183	8,697	8,051
Long-term debt	-	-	360	368
Derivative liabilities	803	803	825	825
Financial Guarantees:
Gross	1,111	1,436	1,305	1,451
Ceded	101	99	104	94

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

Mortgage-backed securities and asset-backed securities —MBS and ABS are valued using recently executed transaction prices. When position-specific quoted prices are not available, MBS and ABS are valued based on quoted prices for similar securities. If quoted prices are not available, MBS and ABS are valued using a valuation model based on observable inputs including interest rate yield curves, spreads, prepayments and volatilities, and categorized in Level 2 of the fair value hierarchy. MBS and ABS are categorized in Level 3 of the fair value hierarchy when significant inputs are unobservable.

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

Other Investments

Other investments are categorized in Level 1, Level 2, or Level 3 of the fair value hierarchy. Other investments include the Company’s interest in equity securities. Fair values of other investments are determined by using quoted prices, or valuation models that use observable inputs. For other investments where there are no observable inputs, inputs of similar investments are used in the cash flow modeling to derive a fair value.

Cash and Cash Equivalents, Receivable for Investments Sold and Payable for Investments Purchased

The carrying amounts of cash and cash equivalents, receivable for investments sold and payable for investments purchased approximates fair values due to the short-term nature of these instruments.

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

Loan Repurchase Commitments

Loan repurchase commitments are obligations owed by the sellers/servicers of mortgage loans to either MBIA as reimbursement of paid claims or to the RMBS trusts as defined in the transaction documents. Loan repurchase commitments are consolidated under the amended accounting principles for the consolidation of VIEs. This asset represents the rights of MBIA against the sellers/servicers for breaches of representations and warranties that the securitized residential mortgage loans sold to the trust comply with stated underwriting guidelines and for the sellers/servicers to cure, replace, or repurchase mortgage loans. Fair value measurements of loan repurchase commitments represent the amounts owed by the sellers/servicers to either MBIA as reimbursement of paid claims or to the RMBS trusts as defined in the transaction documents. Loan repurchase commitments are not securities and no quoted prices or comparable market transaction information are observable or available. Loan repurchase commitments at fair value are categorized in Level 3 of the fair value hierarchy. Fair values of loan repurchase commitments are determined using discounted cash flow techniques based on unobservable inputs including:

•	breach rates representing the rate at which the sellers/servicers failed to comply with stated representations and warranties;

•	recovery rates representing the estimates of future cash flows for the asset, including estimates about possible variations in the amount of cash flows expected to be collected;

•	expectations about possible variations in the timing of collections of the cash flows;

•	time value of money, represented by the rate on risk-free monetary assets;

•	the price for bearing the uncertainty inherent in the cash flows (risk premium); and

•	other case-specific factors that would be considered by market participants.

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

Description of MBIA’s Insured Derivatives

As of March 31, 2012, the Company had $67.4 billion of gross par outstanding on insured derivatives. The majority of MBIA’s insured derivatives are “credit derivatives” that reference structured pools of cash securities and CDS. The Company generally insured the most senior liabilities of such transactions and, at transaction closing, the Company’s exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral underlying the Company’s insured derivatives consists of cash securities and CDS referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, CRE loans, and CDO securities. As of March 31, 2012, the gross par outstanding of the Company’s insured credit derivatives totaled $60.6 billion. The remaining $6.8 billion of gross par outstanding on insured derivatives as of March 31, 2012 primarily related to insured “interest rate” and “inflation-linked” swaps for which the Company has insured counterparty credit risk.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

MBIA insures CDS contracts requiring either payments for losses of the principal outstanding under the contracts when losses on the underlying referenced collateral exceed a predetermined deductible (“deductible”) or payments of timely interest and ultimate principal (“P&I”). MBIA’s gross par outstanding and maximum payment obligation under deductible contracts as of March 31, 2012 was $45.9 billion. The underlying referenced collateral for contracts executed in this manner largely consists of investment grade corporate debt, structured CMBS pools and, to a lesser extent, other corporate credit and multi-sector CDOs. MBIA had $14.7 billion of gross par outstanding on insured P&I CDS contracts.

Valuation Models Used

Approximately 79% of the balance sheet fair value of insured credit derivatives as of March 31, 2012 was valued using the BET Model. Approximately 21% of the balance sheet fair value of insured credit derivatives as of March 31, 2012 was valued using the internally developed Direct Price Model. An immaterial amount of insured credit derivatives were valued using the dual-default model.

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

•

The unrealized gain or loss on a transaction inception-to-date is the difference between the original price of the risk (the original market-implied expected loss) and the current price of the risk based on the assumed market-implied expected losses derived from the model.

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

As of March 31, 2012, sector-specific spreads were used in 8% of the transactions valued using the BET Model. Corporate spreads were used in 47% of the transactions and spreads benchmarked from the most relevant spread source were used for 45% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy, including using actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. The spread source can also be identified by whether or not it is based on collateral weighted average rating factor (“WARF”). No collateral-specific spreads are based on WARF, sector-specific and corporate spreads are based on WARF, and some benchmarked spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spreads were used for 78% of the transactions.

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

d. Input Adjustments for Insured CMBS Derivatives in the Current Market

Approximately $21.5 billion gross par of MBIA’s insured derivative transactions as of March 31, 2012 includes substantial amounts of CMBS and commercial mortgage collateral. Since the CMBX is now quoted in price terms and the BET Model requires a spread input, it is necessary to convert CMBX prices to spreads. Through the third quarter of 2010, the Company assumed that a portion of the CMBX price reflected market illiquidity. The Company assumed this illiquidity component was the difference between par and the price of the highest priced CMBX triple-A series. The Company assumed that the price of each CMBX index has two components: an illiquidity component and a loss component. The market implied losses were assumed to be the difference of par less the liquidity adjusted price. These loss estimates were converted to spreads using an internal estimate of duration. Beginning in the fourth quarter of 2010, the Company determined that it would not be appropriate to continue to use a CMBS illiquidity component in the models due to increased liquidity in the marketplace.

e. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET Model at discount rates which include MBIA CDS spreads as of March 31, 2012. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than the Company’s recovery derivative price multiplied by the unadjusted derivative liability.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Overall Model Results

As of March 31, 2012 and December 31, 2011, the Company’s net insured derivative liability was $4.5 billion and $4.8 billion, respectively, and was primarily related to the fair values of insured credit derivatives, based on the results of the aforementioned pricing models. In the current environment, the most significant driver of changes in fair value is nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $4.4 billion and $5.7 billion lower than the net liability that would have been estimated if the Company excluded nonperformance risk in its valuation as of March 31, 2012 and December 31, 2011, respectively. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of the Company’s economic condition, that the Company will be able to pay all claims when due.

The Company reviews the model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads are observable for similar transactions, those spreads are an integral part of the analysis. For example, new insured transactions that resemble existing (previously insured) transactions are considered, as well as negotiated settlements of existing transactions. MBIA Corp. negotiated settlements of insured CDS transactions in 2011 and 2012. In assessing the reasonableness of the fair value estimate for insured CDS, the Company considered the executed prices for those transactions as well as a review of internal consistency with MBIA’s methodology.

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

Valuation of Financial Instruments

The fair value measurements of financial instruments held or issued by the Company are determined through the use of observable market data when available. Market data is obtained from a variety of third-party sources, including dealer quotes. If dealer quotes are not available for an instrument that is infrequently traded, the Company uses alternate valuation methods, including either dealer quotes for similar contracts or modeling using market data inputs. The use of alternate valuation methods generally requires considerable judgment in the application of estimates and assumptions and changes to these variables may produce materially different values.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

1. Financial Assets

Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of its investment portfolio as of March 31, 2012 or December 31, 2011. Typically the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. When a price is received from more than one source, the Company uses the lower of the prices provided. The Company reviews the assumptions, inputs and methodologies used by pricing services to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company believes a third-party quotation differs significantly from its internal value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update their price, and the Company still does not agree with the price provided, the Company will try to obtain a price from another third-party provider, such as a broker, or use an internally developed price which it believes represents the fair value of the investment. All challenges to third-party prices are reviewed by staff of the Company with relevant expertise to ensure reasonableness of assumptions and compliance with internal control and documentation procedures.

In addition to challenging pricing assumptions, the Company obtains independent auditor reports from significant third-party pricing services regarding their key controls over data provided to the Company. These reports are obtained annually and are reviewed by the Company to ensure key controls are applied by the pricing services, and that appropriate user controls are in place at MBIA to ensure proper measurement of the fair values of its investments. In the event that any controls are identified by independent auditors in these reports as insufficient, the Company will take the necessary actions to ensure that internal user controls are in place to mitigate the control risks. No significant control deficiencies were noted for significant third-party pricing services used.

2. Financial Liabilities

The Company’s financial instruments categorized as liabilities primarily consist of insured derivatives within its insurance operations, derivatives used in its wind-down operations, investment agreements and MTNs within its wind-down operations, and debt issued for general corporate purposes. Investment agreements, MTNs, and corporate debt are typically recorded at face value adjusted for premiums or discounts. Financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flows, or quoted market values for similar transactions.

3. Derivatives

The Company’s derivative liabilities are primarily insured credit derivatives that reference structured pools of cash securities and CDSs. The Company generally insured the most senior liabilities of such transactions, and at the inception of transactions its exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies. The types of collateral underlying its insured derivatives consist of cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, CRE loans, and CDO securities.

The Company’s insured credit derivative contracts are non-traded structured credit derivative transactions. Since insured derivatives are highly customized and there is generally no observable market for these derivatives, the Company estimates their fair values in a hypothetical market based on internal and third-party models simulating what a similar company would charge to assume the Company’s position in the transaction at the measurement date. This pricing would be based on the expected loss of the exposure. The Company reviews its valuation model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads or securities prices are observable for similar transactions, those spreads are an integral part of the analysis. New insured transactions that resemble existing (previously insured) transactions are considered, as well as negotiated settlements of existing transactions.

The Company may from time to time make changes in its valuation techniques if the change results in a measurement that it believes is equally or more representative of fair value under current circumstances.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Instruments that trade infrequently and, therefore, have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have unobservable inputs deemed significant to the instruments’ overall fair value. The following table provides quantitative information regarding the significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis as of March 31, 2012. This table excludes inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations provided. These primarily relate to fixed-maturity investments with significant unobservable inputs (Level 3 of the fair value hierarchy).

In millions	Fair Value as of March 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable	$2,025	Quoted market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 114% (7%)
Loan repurchase commitments	1,076	Discounted cash flow	Recovery rates	25% - 75% (71%)
			Breach rates	65% - 94% (76%)
Liabilities of consolidated VIEs:
Variable interest entity notes	2,864	Quoted market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 26% (3%)
Credit derivative liabilities, net:
CMBS	2,183	BET Model	Recovery rates	22% - 90% (50%)
			Nonperformance risk	4% - 57% (49%)
			Weighted average life (in years)	0.2 - 6.4 (4.7)
			CMBS spreads	1% - 23% (12%)
Multi-sector CDO	928	Direct Price Model	Nonperformance risk	57% - 57% (57%)
Other	1,376	BET Model	Recovery rates	42% - 75% (47%)
			Nonperformance risk	10% - 57% (44%)
			Weighted average life (in years)	0.2 - 13.4 (3.1)

Sensitivity of Significant Unobservable Inputs

The significant unobservable input used in the fair value measurement of the Company’s assets of consolidated VIEs: loans receivable is the impact of the financial guarantee. As the perception of the benefit provided by the Company to the obligations issued by the VIE improves, the credit support of the financial guarantee provides more of the expected future cash flow of the VIE, and there is a lower expected cash flow on the underlying loans receivable of the VIE. This results in a lower fair value of the loans receivable in relation to the obligations of the VIE.

The significant unobservable inputs used in the fair value measurement of the Company’s assets of consolidated VIEs: loan repurchase commitments are the recovery rates and the breach rates. Significant increases or decreases in the recovery rate and the breach rate would result in significantly higher or lower, respectively, fair values of the loan repurchase commitments. Additionally, changes in the legal environment and the ability of the counterparties to pay would impact the recovery rate assumption, which could significantly impact the fair value measurement. Breach rates are determined by the Company. Any significant challenges by the counterparties to the Company’s determination of breach of contracts could significantly adversely impact the fair value measurement.

The significant unobservable input used in the fair value measurement of the Company’s liabilities of consolidated VIEs: variable interest entity notes is the impact of the financial guarantee. As the value of the guarantee provided by the Company to the obligations issued by the VIE increases, the credit support adds value to the liabilities of the VIE. This results in an increase in the fair value of the liabilities of the VIE.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The significant unobservable inputs used in the fair value measurement of the Company’s CMBS credit derivatives, which are valued using the BET Model, are CMBS spreads, recovery rates, nonperformance risk and weighted average life. A significant increase or decrease in CMBS spreads or weighted average life would result in an increase or decrease, respectively, in the fair value of the derivative liabilities. Any significant increase or decrease in recovery rates or the Company’s nonperformance risk would result in a decrease or increase in the fair value of the derivative liabilities.

The significant unobservable input used in the fair value measurement of the Company’s multi-sector CDO credit derivatives, which are valued using the Direct Price Model, is nonperformance risk. Any significant increase or decrease in the Company’s nonperformance risk would result in a decrease or increase, respectively, in the fair value of the derivative liabilities.

The significant unobservable inputs used in the fair value measurement of the Company’s other credit derivatives, which are valued using the BET model, are recovery rates, nonperformance risk and weighted average life. Any significant increase or decrease in weighted average life would result in an increase or decrease, respectively, in the fair value of the derivatives. Any significant increase or decrease in recovery rates or the Company’s nonperformance risk would result in a decrease or increase in the fair value of the derivative liabilities.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following fair value hierarchy tables present information about the Company’s assets (including short-term investments) and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of March 31, 2012
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$888	$197	$-		$-	$1,085
Foreign governments	263	94	12	(1)	-	369
Corporate obligations	-	1,487	185	(1)	-	1,672
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,201	9	(1)	-	1,210
Residential mortgage-backed non-agency	-	219	14	(1)	-	233
Commercial mortgage-backed	-	27	25	(1)	-	52
Asset-backed securities:
Collateralized debt obligations	-	71	35	(1)	-	106
Other asset-backed	-	118	115	(1)	-	233
State and municipal bonds	-	952	-		-	952

Total taxable bonds	1,151	4,366	395		-	5,912
Tax exempt bonds:
State and municipal bonds	-	1,053	27	(1)	-	1,080
Other fixed-maturity investments	-	13	-		-	13

Total fixed-maturity investments	1,151	5,432	422		-	7,005
Money market securities	953	-	-		-	953
Perpetual preferred securities	-	49	-		-	49
Other	29	-	10	(1)	-	39

Total	2,133	5,481	432		-	8,046
Derivative assets:
Insured derivative assets:
Credit derivatives	-	-	10		-	10
Non-insured derivative assets:
Interest rate derivatives	-	74	4	(1)	-	78
Other	-	-	-		(76)	(76)

Total derivative assets	-	74	14		(76)	12

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of March 31, 2012
Assets of consolidated VIEs:
Corporate obligations	-	165	75	(1)	-	240
Mortgage-backed securities:
Residential mortgage-backed agency	-	3	-		-	3
Residential mortgage-backed non-agency	-	1,444	25	(1)	-	1,469
Commercial mortgage-backed	-	559	15	(1)	-	574
Asset-backed securities:
Collateralized debt obligations	-	331	218	(1)	-	549
Other asset-backed	-	211	71	(1)	-	282

Total fixed-maturity securities at fair value	-	2,713	404		-	3,117
Money market securities	622	-	-		-	622
Loans receivable	-	-	2,025		-	2,025
Loan repurchase commitments	-	-	1,076		-	1,076
Derivative assets:
Credit derivatives	-	-	443	(1)	-	443
Interest rate derivatives	-	2	-		-	2

Total assets	$2,755	$8,270	$4,394		$(76)	$15,343

Liabilities:
Medium-term notes	$-	$-	$174	(1)	$-	$174
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	16	4,497		-	4,513
Non-insured derivatives:
Interest rate derivatives	-	390	-		-	390
Currency derivatives	-	3	-		-	3
Other	-	-	-		(76)	(76)
Other liabilities:
Warrants	-	22	-		-	22
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,897	2,864		-	4,761
Derivative liabilities:
Credit derivatives	-	-	525	(1)	-	525
Interest rate derivatives	-	259	-		-	259
Currency derivatives	-	-	19	(1)	-	19

Total liabilities	$-	$2,587	$8,079		$(76)	$10,590

(1) - Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

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
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,038	$103	$-	$-	$1,141
Foreign governments	277	62	11	-	350
Corporate obligations	1	1,531	206	-	1,738
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,276	8	-	1,284
Residential mortgage-backed non-agency	-	350	17	-	367
Commercial mortgage-backed	-	34	24	-	58
Asset-backed securities:
Collateralized debt obligations	-	78	60	-	138
Other asset-backed	-	130	318	-	448
State and municipal bonds	-	924	-	-	924

Total taxable bonds	1,316	4,488	644	-	6,448
Tax exempt bonds:
State and municipal bonds	-	1,137	28	-	1,165
Other fixed-maturity investments	-	15	-	-	15

Total fixed-maturity investments	1,316	5,640	672	-	7,628
Money market securities	912	-	-	-	912
Perpetual preferred securities	-	106	1	-	107
Other	25	-	10	-	35

Total	2,253	5,746	683	-	8,682
Derivative assets:
Non-insured derivative assets:
Credit derivatives	-	1	-	-	1
Interest rate derivatives	-	91	3	-	94
Other	-	-	-	(93)	(93)

Total derivative assets	-	92	3	(93)	2

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2011
Assets of consolidated VIEs:
Corporate obligations	-	170	69	-	239
Mortgage-backed securities:
Residential mortgage-backed agency	-	3	-	-	3
Residential mortgage-backed non-agency	-	1,437	21	-	1,458
Commercial mortgage-backed	-	559	22	-	581
Asset-backed securities:
Collateralized debt obligations	-	330	203	-	533
Other asset-backed	-	236	67	-	303

Total fixed-maturity securities at fair value	-	2,735	382	-	3,117
Money market securities	199	-	-	-	199
Loans receivable	-	-	2,046	-	2,046
Loan repurchase commitments	-	-	1,077	-	1,077
Derivative assets:
Credit derivatives	-	-	447	-	447
Interest rate derivatives	-	3	-	-	3

Total assets	$2,452	$8,576	$4,638	$(93)	$15,573

Liabilities:
Medium-term notes	$-	$-	$165	$-	$165
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	18	4,790	-	4,808
Non-insured derivatives:
Interest rate derivatives	-	445	-	-	445
Currency derivatives	-	4	-	-	4
Other	-	-	-	(93)	(93)
Other liabilities:
Warrants	-	38	-	-	38
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,865	2,889	-	4,754
Derivative liabilities:
Credit derivatives	-	-	527	-	527
Interest rate derivatives	-	281	-	-	281
Currency derivatives	-	-	17	-	17

Total liabilities	$-	$2,651	$8,388	$(93)	$10,946

Level 3 assets at fair value, as of March 31, 2012 and December 31, 2011 represented approximately 29% and 30% of total assets measured at fair value, respectively. Level 3 liabilities at fair value, as of March 31, 2012 and December 31, 2011, represented approximately 76% and 77% of total liabilities measured at fair value, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following fair value hierarchy table presents information about the Company’s assets and liabilities that are disclosed at fair value but not recorded at fair value on the Company’s consolidated balance sheet as of March 31, 2012:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2012
Assets:
Other investments	$-	$11	$-	$11
Receivable for investments sold	98	-	-	98
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,871	2,871

Total assets	98	11	2,871	2,980
Liabilities:
Investment agreements	-	-	1,809	1,809
Medium-term notes	-	-	990	990
Securities sold under agreements to repurchase	-	149	-	149
Long-term debt	-	1,168	-	1,168
Payable for investments purchased	35	-	-	35
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	3,422	3,422

Total liabilities	35	1,317	6,221	7,573
Financial Guarantees:
Gross	-	-	1,436	1,436
Ceded	-	-	99	99

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2012 and 2011:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2012

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2012

Assets:
Foreign governments	$11	$-	$-	$-	$1	$6	$-	$(6)	$-	$-	$-	$12	$-
Corporate obligations	206	(13)	-	17	-	-	-	(1)	(24)	-	-	185	-
Residential mortgage-backed agency	8	-	-	1	-	-	-	-	-	-	-	9	-
Residential mortgage-backed non-agency	17	-	-	1	-	-	-	(1)	-	-	(3)	14	-
Commercial mortgage-backed	24	-	-	2	-	-	-	-	-	-	(1)	25	-
Collateralized debt obligations	60	(3)	-	6	-	-	-	(5)	(2)	6	(27)	35	-
Other asset-backed	318	(116)	-	121	-	1	-	(7)	(202)	2	(2)	115	-
State and municipal tax-exempt bonds	28	-	-	-	-	-	-	(1)	-	-	-	27	-
Perpetual preferred securities	1	-	-	1	-	-	-	-	-	-	(2)	-	-
Other investments	10	-	-	-	-	-	-	-	-	-	-	10	-
Assets of consolidated VIEs:
Corporate obligations	69	-	1	-	-	-	-	(1)	-	6	-	75	2
Residential mortgage-backed non-agency	21	-	5	-	-	-	-	(2)	-	2	(1)	25	4
Commercial mortgage-backed	22	-	1	-	-	-	-	(2)	-	-	(6)	15	-
Collateralized debt obligations	203	-	3	1	-	-	-	-	-	11	-	218	2
Other asset-backed	67	-	3	-	-	-	-	-	-	1	-	71	3
Loans receivable	2,046	-	39	-	-	-	-	(60)	-	-	-	2,025	39
Loan repurchase commitments	1,077	-	(1)	-	-	-	-	-	-	-	-	1,076	(1)

Total assets	$4,188	$(132)	$51	$150	$1	$7	$-	$(86)	$(228)	$28	$(42)	$3,937	$49

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2012
Liabilities:
Medium-term notes	$165	$-	$5	$-	$4	$-	$-	$-	$-	$-	$-	$174	$5
Credit derivatives, net	4,790	20	(303)	-	-	-	-	(20)	-	-	-	4,487	(286)
Interest rate derivatives, net	(3)	-	(1)	-	-	-	-	-	-	-	-	(4)	7
Liabilities of consolidated VIEs:
VIE notes	2,889	-	158	-	-	-	-	(183)	-	-	-	2,864	158
Credit derivatives, net	80	-	2	-	-	-	-	-	-	-	-	82	2
Currency derivatives, net	17	-	2	-	-	-	-	-	-	-	-	19	2

Total liabilities	$7,938	$20	$(137)	$-	$4	$-	$-	$(203)	$-	$-	$-	$7,622	$(112)

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2011

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2011
Assets:
Foreign governments	$11	$-	$-	$-	$-	$3	$-	$(2)	$-	$7	$-	$19	$-
Corporate obligations	246	-	-	7	2	10	-	(32)	(12)	6	(16)	211	-
Residential mortgage-backed agency	41	-	-	1	-	1	-	(1)	(1)	-	(41)	-	-
Residential mortgage-backed non-agency	48	-	-	5	-	7	-	(5)	(1)	5	(16)	43	-
Commercial mortgage-backed	41	-	-	2	1	8	-	-	-	-	(1)	51	-
Collateralized debt obligations	191	(1)	-	20	-	2	-	(29)	(1)	2	(61)	123	-
Other asset-backed	350	-	-	8	-	1	-	(9)	(1)	2	(28)	323	-
State and municipal taxable bonds	14	-	-	(2)	-	-	-	-	-	-	-	12	-
State and municipal tax-exempt bonds	36	-	-	-	-	-	-	(2)	-	-	-	34	-
Assets of consolidated VIEs:
Corporate obligations	82	-	-	-	-	-	-	(2)	-	4	-	84	-
Residential mortgage-backed non-agency	40	-	(2)	3	-	-	-	(3)	-	-	(20)	18	1
Commercial mortgage-backed	23	-	6	-	-	-	-	-	-	-	-	29	7
Collateralized debt obligations	245	-	16	-	-	-	-	(2)	-	14	(54)	219	16
Other asset-backed	81	-	(2)	-	-	-	-	(1)	-	1	-	79	(2)
Loans receivable	2,183	-	228	-	-	-	-	(84)	-	-	-	2,327	228
Loan repurchase commitments	835	-	20	-	-	-	12	-	-	-	-	867	20

Total assets	$4,467	$(1)	$266	$44	$3	$32	$12	$(172)	$(16)	$41	$(237)	$4,439	$270

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2011
Liabilities:
Medium-term notes	$116	$-	$39	$-	$8	$-	$-	$-	$-	$-	$-	$163	$39
Credit derivatives, net	4,350	386	1,421	-	-	-	-	(386)	-	-	-	5,771	1,580
Interest rate derivatives, net	(5)	-	1	-	-	-	-	-	-	-	-	(4)	1
Liabilities of consolidated VIEs:
VIE notes	4,673	-	421	-	-	-	-	(141)	-	-	-	4,953	421
Credit derivatives, net	768	-	158	-	-	-	-	-	-	-	-	926	158
Currency derivatives, net	14	-	(2)	-	-	-	-	-	-	-	-	12	(2)

Total liabilities	$9,916	$386	$2,038	$-	$8	$-	$-	$(527)	$-	$-	$-	$11,821	$2,197

(1) - Transferred in and out at the end of the period.

Transfers into and out of Level 3 were $28 million and $42 million, respectively, for the three months ended March 31, 2012. Transfers into and out of Level 2 were $42 million and $28 million, respectively, for the three months ended March 31, 2012. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the year. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations, CDOs and other asset-backed comprised the majority of the transferred instruments. There were no transfers into or out of Level 1. For the three months ended March 31, 2012, net unrealized losses on securities transferred into Level 3 were $10 million and net unrealized losses on securities transferred out of Level 3 were $3 million.

Transfers into and out of Level 3 were $41 million and $237 million, respectively, for the three months ended March 31, 2011. Transfers into and out of Level 2 were $237 million and $41 million, respectively, for the three months ended March 31, 2011. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the year. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. CDOs, corporate obligations, RMBS non-agency and other asset-backed comprised the majority of the transferred instruments. There were no transfers into or out of Level 1. For the three months ended March 31, 2011, net unrealized losses on securities transferred into Level 3 were $1 million and net unrealized losses on securities transferred out of Level 3 were $1 million.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the three months ended March 31, 2012 and 2011 are reported on the consolidated statements of operations as follows:

	March 31, 2012
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$303	$(152)	$(4)	$-	$(111)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of March 31, 2012	$286	$-	$(12)	$-	$(113)

	March 31, 2011
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(1,421)	$(387)	$(48)	$-	$(311)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of March 31, 2011	$(1,580)	$-	$(48)	$-	$(307)

Fair Value Option

The Company elected to record at fair value certain financial instruments of the VIEs that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the three months ended March 31, 2012 and 2011 for all financial instruments for which the fair value option was elected:

	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
	Three Months Ended March 31,
In millions	2012	2011
Fixed-maturity securities held at fair value	$(1)	$213
Loans receivable at fair value:
Residential mortgage loans	18	101
Other loans	(39)	43
Loan repurchase commitments	-	32
Other assets	-	(40)
Long-term debt	(7)	(367)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2012 and December 31, 2011 for loans and variable interest entity notes for which the fair value option was elected:

	As of March 31, 2012			As of December 31, 2011
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$2,659	$1,850	$809	$2,769	$1,895	$874
Residential mortgage loans (90 days or more past due)	274	63	211	259	-	259
Other loans	138	46	92	129	43	86
Other loans (90 days or more past due)	201	66	135	324	108	216

Total loans receivable at fair value	$3,272	$2,025	$1,247	$3,481	$2,046	$1,435

Variable interest entity notes	$13,361	$4,761	$8,600	$13,583	$4,754	$8,829

Substantially all gains and losses included in earnings during the three months ended March 31, 2012 on loans receivable and variable interest entity notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the variable interest entity notes, resulting in depressed pricing of the financial instruments.

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

The following tables present the amortized cost, fair value and other-than-temporary impairments of fixed-maturity investments and other investments designated as available-for-sale in the consolidated investment portfolio of the Company as of March 31, 2012 and December 31, 2011:

	March 31, 2012
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,039	$30	$(4)	$1,065	$-
Foreign governments	344	23	-	367	-
Corporate obligations	1,558	45	(37)	1,566	(2)
Mortgage-backed securities:
Residential mortgage-backed agency	1,126	47	-	1,173	-
Residential mortgage-backed non-agency	267	13	(65)	215	(119)
Commercial mortgage-backed	51	-	(7)	44	-
Asset-backed securities:
Collateralized debt obligations	200	-	(94)	106	(59)
Other asset-backed	243	2	(19)	226	-
State and municipal bonds	924	46	(20)	950	-

Total taxable bonds	5,752	206	(246)	5,712	(180)
Tax-exempt bonds:
State and municipal bonds	1,035	46	(1)	1,080	-

Total fixed-maturity investments	6,787	252	(247)	6,792	(180)
Other investments:
Perpetual preferred securities	49	-	-	49	-
Other investments	19	2	-	21	-
Money market securities	951	-	-	951	-

Total other investments	1,019	2	-	1,021	-
Assets of consolidated VIEs:
Corporate obligations	2	-	-	2	-
Mortgage-backed securities:
Residential mortgage-backed non-agency	114	-	(19)	95	-
Asset-backed securities:
Collateralized debt obligations	112	-	(12)	100	-
Other asset-backed	36	1	-	37	-
Other investments:
Money market securities	622	-	-	622	-

Total available-for-sale investments	$8,692	$255	$(278)	$8,669	$(180)

(1) - Represents the amount of other-than-temporary losses recognized in accumulated other comprehensive income (loss) since the adoption of the accounting guidance for other-than-temporary impairments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	December 31, 2011
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,091	$39	$-	$1,130	$-
Foreign governments	326	23	-	349	-
Corporate obligations	1,698	43	(106)	1,635	(2)
Mortgage-backed securities:
Residential mortgage-backed agency	1,198	47	-	1,245	-
Residential mortgage-backed non-agency	325	31	(83)	273	(125)
Commercial mortgage-backed	58	1	(10)	49	-
Asset-backed securities:
Collateralized debt obligations	251	-	(118)	133	(69)
Other asset-backed	520	2	(82)	440	(37)
State and municipal bonds	903	35	(17)	921	-

Total taxable bonds	6,370	221	(416)	6,175	(233)
Tax-exempt bonds:
State and municipal bonds	1,122	41	(2)	1,161	-

Total fixed-maturity investments	7,492	262	(418)	7,336	(233)
Other investments:
Perpetual preferred securities	127	-	(19)	108	-
Other investments	22	1	-	23	-
Money market securities	911	-	-	911	-

Total other investments	1,060	1	(19)	1,042	-
Assets of consolidated VIEs:
Corporate obligations	2	-	-	2	-
Mortgage-backed securities:
Residential mortgage-backed non-agency	119	-	(26)	93	-
Asset-backed securities:
Collateralized debt obligations	112	-	(15)	97	-
Other asset-backed	41	-	-	41	-
Other investments:
Money market securities	199	-	-	199	-

Total available-for-sale investments	$9,025	$263	$(478)	$8,810	$(233)

(1) - Represents the amount of other-than-temporary losses recognized in accumulated other comprehensive income (loss) since the adoption of the accounting guidance for other-than-temporary impairments.

The fair value of securities on deposit with various regulatory authorities was $11 million as of March 31, 2012 and December 31, 2011. These deposits are required to comply with state insurance laws.

Substantially all of the obligations under investment agreements require the Company to pledge securities as collateral. As of March 31, 2012 and December 31, 2011, the fair value of securities pledged as collateral with respect to these investment agreements approximated $1.6 billion and $1.9 billion, respectively. The Company’s collateral as of March 31, 2012, consisted principally of MBS, state and municipal bonds, and U.S. Treasury and government agency bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements in the amount of $487 million and $224 million as of March 31, 2012 and December 31, 2011, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution by contractual maturity of available-for-sale fixed-maturity investments at amortized cost and fair value as of March 31, 2012. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$842	$844	$-	$-
Due after one year through five years	1,131	1,166	2	2
Due after five years through ten years	719	746	-	-
Due after ten years through fifteen years	572	590	-	-
Due after fifteen years	1,636	1,682	-	-
Mortgage-backed	1,444	1,432	114	95
Asset-backed	443	332	148	137

Total fixed-maturity investments	$6,787	$6,792	$264	$234

Investments that are held-to-maturity are reported on the Company’s consolidated balance sheets at amortized cost. These investments, which primarily relate to the Company’s consolidated VIEs, principally consist of ABS and loans issued by major national and international corporations and other structured finance clients. As of March 31, 2012, unrecognized gross gains were immaterial and unrecognized gross losses were $222 million. As of December 31, 2011, unrecognized gross gains were $17 million and unrecognized gross losses were $371 million. The following table presents the distribution of held-to-maturity investments by contractual maturity at amortized cost and fair value as of March 31, 2012:

			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years(1)	1	1	-	-
Due after five years through ten years	-	-	-	-
Due after ten years through fifteen years	-	-	-	-
Due after fifteen years	-	-	-	-
Mortgage-backed	-	-	-	-
Asset-backed	-	-	3,093	2,871

Total held-to-maturity investments	$1	$1	$3,093	$2,871

(1) - Relates to tax credit investments reported in “Other investments” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Impaired Investments

The following tables present the gross unrealized losses included in accumulated other comprehensive income (loss) as of March 31, 2012 and December 31, 2011 related to available-for-sale fixed-maturity and other investments. These tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	March 31, 2012
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$587	$(4)	$-	$-	$587	$(4)
Foreign governments	22	-	1	-	23	-
Corporate obligations	300	(9)	195	(28)	495	(37)
Mortgage-backed securities:
Residential mortgage-backed agency	13	-	46	-	59	-
Residential mortgage-backed non-agency	22	(4)	148	(61)	170	(65)
Commercial mortgage-backed	12	-	24	(7)	36	(7)
Asset-backed securities:
Collateralized debt obligations	8	-	93	(94)	101	(94)
Other asset-backed	6	-	124	(19)	130	(19)
State and municipal bonds	145	(4)	70	(16)	215	(20)

Total taxable bonds	1,115	(21)	701	(225)	1,816	(246)
Tax-exempt bonds:
State and municipal bonds	13	-	24	(1)	37	(1)

Total fixed-maturity investments	1,128	(21)	725	(226)	1,853	(247)
Other investments:
Perpetual preferred securities	45	-	-	-	45	-

Total other investments	45	-	-	-	45	-
Assets of consolidated VIEs:
Mortgage-backed securities:
Residential mortgage-backed non-agency	3	-	92	(19)	95	(19)
Asset-backed securities:
Collateralized debt obligations	9	-	90	(12)	99	(12)

Total	$1,185	$(21)	$907	$(257)	$2,092	$(278)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$200	$-	$-	$-	$200	$-
Foreign governments	20	-	-	-	20	-
Corporate obligations	297	(15)	418	(91)	715	(106)
Mortgage-backed securities:
Residential mortgage-backed agency	20	-	49	-	69	-
Residential mortgage-backed non-agency	34	(5)	167	(78)	201	(83)
Commercial mortgage-backed	17	(2)	22	(8)	39	(10)
Asset-backed securities:
Collateralized debt obligations	13	(2)	117	(116)	130	(118)
Other asset-backed	53	(7)	328	(75)	381	(82)
State and municipal bonds	152	(2)	76	(15)	228	(17)

Total taxable bonds	806	(33)	1,177	(383)	1,983	(416)
Tax-exempt bonds:
State and municipal bonds	14	-	75	(2)	89	(2)

Total fixed-maturity investments	820	(33)	1,252	(385)	2,072	(418)
Other investments:
Perpetual preferred securities	47	(3)	45	(16)	92	(19)

Total other investments	47	(3)	45	(16)	92	(19)
Assets of consolidated VIEs:
Corporate obligations	2	-	-	-	2	-
Mortgage-backed securities:
Residential mortgage-backed non-agency	3	-	90	(26)	93	(26)
Asset-backed securities:
Collateralized debt obligations	9	-	88	(15)	97	(15)
Other asset-backed	31	-	-	-	31	-

Total	$912	$(36)	$1,475	$(442)	$2,387	$(478)

Gross unrealized losses on available-for-sale securities presented in the preceding tables decreased as of March 31, 2012 compared with December 31, 2011 primarily due to the sale of several impaired securities included in the Company’s asset/liability products investment portfolio and the other-than-temporary impairment to fair value of several other impaired securities since there was an intent to sell them. Investments with unrealized losses that met the criteria described in the “Other-Than-Temporary Impairments” section below were tested for other-than-temporary impairments and principally related to ABS, MBS, and corporate obligations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of ABS included in the Company’s consolidated investment portfolio as of March 31, 2012 for which fair value was less than amortized cost. Of the total fair value and unrealized losses of ABS, $154 million of fair value and $77 million of unrealized losses are included in the Company’s asset/liability products investment portfolio. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of March 31, 2012 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Asset-backed Sector	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS CDO	$5	$-	$5	$-	$7	$(1)	$1	$(3)	$16	$(53)	$-	$-	$34	$(57)

Corporate CDO	42	(4)	65	(8)	13	(6)	1	-	87	(43)	1	(1)	209	(62)

Auto loans	-	-	1	-	-	-	9	-	-	-	-	-	10	-

Equipment leases	-	-	-	-	-	-	6	-	-	-	-	-	6	-

Small business/ student loans	16	-	-	-	-	-	-	-	11	(1)	-	-	27	(1)

Other ABS	2	-	3	-	9	-	13	-	17	(5)	-	-	44	(5)

Total	$65	$(4)	$74	$(8)	$29	$(7)	$30	$(3)	$131	$(102)	$1	$(1)	$330	$(125)

Sixty percent of the Company’s investments in ABS reported in the preceding table were rated investment grade with 20% rated Aaa. Of the total ABS investments reported in the preceding table, $149 million include the benefit of guarantees provided by MBIA Corp. and $58 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed ABS investments using the higher of the guarantors’ ratings or the underlying bond ratings was Baa and the average underlying credit rating of guaranteed ABS investments, without giving effect to the guarantees was below investment grade. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $149 million or 45% of the securities included in the preceding table were rated below investment grade.

The following table presents the fair values and gross unrealized losses by credit rating category of MBS included in the Company’s consolidated investment portfolio as of March 31, 2012 for which fair value was less than amortized cost. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of March 31, 2012 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Mortgage-backed Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
RMBS:
Collateralized	$62	$-	$27	$(3)	$8	$-	$1	$-	$34	$(17)	$13	$(9)	$145	$(29)

Home equity	2	-	80	(14)	1	-	-	-	75	(34)	-	-	158	(48)

Pass-through securities	13	-	-	-	-	-	-	-	-	-	-	-	13	-

Other	-	-	9	(3)	-	-	-	-	7	(4)	-	-	16	(7)

CMBS	-	-	-	-	-	-	24	(6)	4	(1)	-	-	28	(7)

Total	$77	$-	$116	$(20)	$9	$-	$25	$(6)	$120	$(56)	$13	$(9)	$360	$(91)

Sixty-three percent of the Company’s investments in MBS reported in the preceding table were rated investment grade with 21% rated Aaa. Of the total MBS investments reported in the preceding table, $11 million include the benefit of guarantees provided by MBIA Corp. and $230 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed MBS investments using the higher of the guarantors’ ratings or the underlying bond ratings was below investment grade and the average underlying credit rating of guaranteed MBS investments, without giving effect to the guarantees, was below investment grade. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $250 million or 69% of the securities included in the preceding table were rated below investment grade.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of direct corporate obligations included in the Company’s consolidated investment portfolio as of March 31, 2012 for which fair value was less than amortized cost. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of March 31, 2012 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate Obligations	$68	$-	$57	$(1)	$267	$(12)	$80	$(22)	$21	$-	$2	$(2)	$495	$(37)

Ninety-five percent of the Company’s investments in corporate obligations reported in the preceding table were rated investment grade with 14% rated Aaa. Of the total corporate obligations reported in the preceding table, $4 million include the benefit of guarantees provided by MBIA Corp., and $24 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed corporate obligations included in the preceding table using the higher of the guarantors’ ratings or the underlying bond ratings was A and the average underlying credit rating of these guaranteed corporate obligations without giving effect to the guarantees was A. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $21 million or 4% of the securities included in the preceding table were rated below investment grade.

The following tables present the gross unrealized losses of held-to-maturity investments as of March 31, 2012 and December 31, 2012. Held-to-maturity investments are reported at amortized cost on the Company’s consolidated balance sheets. The tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	March 31, 2012
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Other asset-backed securities	$303	$(12)	$2,315	$(210)	$2,618	$(222)

Total	$303	$(12)	$2,315	$(210)	$2,618	$(222)

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Other asset-backed securities	$284	$(31)	$2,185	$(340)	$2,469	$(371)

Total	$284	$(31)	$2,185	$(340)	$2,469	$(371)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

As of March 31, 2012 and December 31, 2011, the Company’s available-for-sale fixed-maturity investment, other investment and held-to-maturity investment portfolios’ gross unrealized losses totaled $500 million and $849 million, respectively. The weighted average contractual maturity of securities in an unrealized loss position as of March 31, 2012 and December 31, 2011 was 21 years for both periods. As of March 31, 2012, there were 240 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $467 million. Within these securities, the book value of 149 securities exceeded market value by more than 5% as presented in the following table:

Percentage Book Value Exceeded Market Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
Greater than 5% to less than 16%	23	$1,073	$974
16% to less than 26%	26	796	656
26% to 50%	64	275	175
Greater than 50%	36	107	23

Total	149	$2,251	$1,828

As of December 31, 2011, there were 290 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $782 million. Within these securities, the book value of 218 securities exceeded market value by more than 5%. The decrease in the number of securities in an unrealized loss position as of March 31, 2012 compared with December 31, 2011 resulted from the sales and impairments of securities during the first quarter of 2012.

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

The Company does not record other-than-temporary impairments related to credit concerns about issuers of securities insured by MBIA Corp. and National since investors in these securities, including MBIA, are guaranteed payment of principal and interest when due by MBIA. Securities insured by the Company, whether or not owned by the Company, are evaluated for impairment as part of its insurance surveillance process and, therefore, losses on securities insured by the Company are recorded in accordance with its loss reserving policy. Refer to “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for information about the Company’s loss reserving policy and “Note 5: Loss and Loss Adjustment Expense Reserves” for information about loss reserves.

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

The following table provides information about securities held by the Company as of March 31, 2012 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve(2)
Asset-backed:
MBIA(1)	$149	$(64)	$16
Other	58	(12)	-

Total asset-backed	207	(76)	16
Mortgage-backed:
MBIA(1)	11	(1)	-
Other	230	(76)	-

Total mortgage-backed	241	(77)	-
Corporate obligations:
MBIA(1)	4	-	-
Other	24	(11)	-

Total corporate obligations	28	(11)	-
Other:
MBIA(1)	134	(19)	-
Other	8	-	-

Total other	142	(19)	-

Total	$618	$(183)	$16

(1) - Includes investments insured by MBIA Corp. and National. (2) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it will not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of March 31, 2012 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to their fair values.

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

Note 8: Investment Income and Gains and Losses

The following table includes total investment income from all operations:

	Three Months Ended March 31,
In millions	2012	2011
Net investment income:
Fixed-maturity	$58	$107
Held-to-maturity	1	2
Short-term investments	1	-
Other investments	2	5
Consolidated VIEs	17	17

Net investment income	79	131
Realized gains and losses:
Fixed-maturity:
Gains(1)	39	54
Losses	(157)	(40)

Net	(118)	14
Other investments:
Gains	1	9
Losses	(14)	-

Net	(13)	9

Total net realized gains (losses)(2)	(131)	23

Total investment income	$(52)	$154

(1) - Includes net trading gains of $4 million for the three months ended March 31, 2012.

(2) - These balances are included in the “Net gains (losses) on financial instruments at fair value and foreign exchange” and “Net investment losses related to other-than-temporary impairments” line items on MBIA’s consolidated statements of operations.

Total investment income is generated as a result of the ongoing management of the Company’s investment portfolios. For the three months ended March 31, 2012, total investment income decreased compared to the same period of 2011 due to a lower asset base.

Net realized losses were $131 million for the period ended March 31, 2012, compared to the net realized gains of $23 million for the same period of 2011, resulting in a decrease of $154 million. The decrease was primarily driven by other-than-temporary impairment losses that were recognized on securities impaired to fair value as there is an intent to sell these securities, and losses on sales of securities in the Company’s asset/liability products investment portfolio.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Investment Income and Gains and Losses (continued)

The portion of certain other-than-temporary impairment losses on fixed-maturity securities that does not represent credit losses is recognized in accumulated other comprehensive income (loss). For these impairments, the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future discounted cash flows prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in accumulated other comprehensive income (loss). The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the other-than-temporary impairment losses was recognized in accumulated other comprehensive income (loss), and the corresponding changes in such amounts:

In millions	Three Months Ended March 31,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2012	2011
Beginning balance	$341	$262
Additions for credit loss impairments recognized in the current period on securities previously impaired	2	7
Reductions for credit loss impairments previously recognized on securities sold during the period	(7)	(3)
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(59)	-

Ending balance	$277	$266

(1) - Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

For ABS (e.g., RMBS and CDOs), the Company estimated expected future cash flows of each security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for each significant class of ABS for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Asset-backed Securities	2012	2011
Expected size of losses(1):
Range(2)	12.13% to 100.00%	6.04% to 100.00%
Weighted average(3)	90.60%	85.75%
Current subordination levels(4):
Range(2)	0.00% to 0.00%	0.00% to 6.24%
Weighted average(3)	0.00%	0.09%
Prepayment speed (annual CPR)(5):
Range(2)	0.00 to 22.68	0.00 to 68.89
Weighted average(3)	10.21	20.70

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Investment Income and Gains and Losses (continued)

Net unrealized gains (losses), including the portion of other-than-temporary impairments included in accumulated other comprehensive income (loss), reported within shareholders’ equity consisted of:

In millions	As of March 31, 2012	As of December 31, 2011
Fixed-maturity:
Gains	$252	$262
Losses	(278)	(459)
Foreign exchange	21	(5)

Net	(5)	(202)
Other investments:
Gains	2	1
Losses	-	(19)

Net	2	(18)

Total	(3)	(220)
Deferred income tax provision (benefit)	(20)	(86)

Unrealized gains (losses), net	$17	$(134)

The change in net unrealized gains (losses), including the portion of other-than-temporary impairments, presented in the table above consisted of:

In millions	As of March 31, 2012	As of December 31, 2011
Fixed-maturity	$197	$386
Other investments	20	(6)

Total	217	380
Deferred income tax charged (credited)	66	122

Change in unrealized gains (losses), net	$151	$258

Note 9: Derivative Instruments

Overview

MBIA has entered into derivative transactions through its financial guarantee of CDS and for purposes of hedging risks associated with existing assets and liabilities and forecasted transactions. CDS are also entered into in the asset/liability products business to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its asset management business. The Company accounts for derivative transactions in accordance with the accounting principles for derivative and hedging activities, which requires that all such transactions be recorded on the balance sheet at fair value. Refer to “Note 6: Fair Value of Financial Instruments” for the definition of fair value of derivative instruments.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

U.S. Public Finance Insurance

The Company’s derivative exposure within its U.S. public finance insurance operations primarily consists of insured interest rate and inflation-linked swaps related to insured U.S. public finance debt issues. These derivatives do not qualify for the financial guarantee scope exception. The Company has also purchased certain investments containing embedded derivatives. All derivatives are recorded at fair value on the Company’s balance sheet with the changes in fair value recorded in current earnings within “Unrealized gains (losses) on insured derivatives,” for the insured derivatives, or “Net gains (losses) on financial instruments at fair value and foreign exchange” for the embedded derivatives.

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

Certain interest rate swaps qualify as fair value hedges. The fair value hedges are used to protect against changes in the market value of the hedged assets or liabilities. The gains and losses relating to the fair value hedges are recorded directly in earnings. Fair value hedges are hedging existing assets, liabilities or forecasted transactions.

Credit Derivatives Sold

The following table presents information about credit derivatives sold by the Company’s insurance operations that were outstanding as of March 31, 2012. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	5.7 Years	$11,017	$9,545	$5,363	$12,606	$21,244	$59,775	$(4,416)
Non-insured credit default swaps-VIE	3.4 Years	-	-	-	-	643	643	(525)
Insured swaps	20.6 Years	-	664	3,966	2,023	93	6,746	(9)
All others	2.6 Years	-	-	-	-	195	195	(88)

Total notional		$11,017	$10,209	$9,329	$14,629	$22,175	$67,359

Total fair value		$(74)	$(91)	$(206)	$(1,172)	$(3,495)		$(5,038)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following table presents information about credit derivatives sold by the Company’s insurance operations that were outstanding as of December 31, 2011. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	5.6 Years	$15,475	$12,065	$6,336	$14,042	$17,639	$65,557	$(4,716)
Non-insured credit default swaps-VIE	3.6 Years	-	-	-	-	643	643	(527)
Insured swaps	19.7 Years	-	164	4,270	2,589	133	7,156	(9)
All others	2.8 Years	-	-	-	-	195	195	(91)

Total notional		$15,475	$12,229	$10,606	$16,631	$18,610	$73,551

Total fair value		$(114)	$(116)	$(205)	$(1,355)	$(3,553)		$(5,343)

Referenced credit ratings assigned by MBIA to insured credit derivatives are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future payments that MBIA may be required to make under these guarantees is $65.5 billion. This amount is net of $713 million of insured derivatives ceded under reinsurance agreements in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives and offsetting agreements with a counterparty. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

As of March 31, 2012, the total fair value of the Company’s derivative assets, after counterparty netting, was $463 million, of which $457 million was reported within “Derivative assets” and “Derivative assets-VIEs” on the Company’s consolidated balance sheets, and the total fair value of the Company’s derivative liabilities, after counterparty netting, was $5.7 billion, of which $5.6 billion was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

As of March 31, 2012, the total fair value of the Company’s derivative assets, before counterparty netting, was $539 million and the total fair value of the Company’s derivative liabilities, before counterparty netting, was $5.7 billion. The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of March 31, 2012:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$149	Derivative assets	$8	Derivative liabilities	$(15)

Total designated	$149		$8		$(15)

Not designated as hedging instruments:
Insured credit default swaps	$60,412	Derivative assets	$10	Derivative liabilities	$(4,416)
Insured swaps	6,746	Derivative assets	-	Derivative liabilities	(9)
Non-insured credit default swaps	30	Derivative assets	-	Derivative liabilities	-
Non-insured credit default swaps-VIE	1,272	Derivative assets-VIE	443	Derivative liabilities-VIE	(525)
Interest rate swaps	2,649	Derivative assets	70	Derivative liabilities	(375)
Interest rate swaps-VIE	4,791	Derivative assets-VIE	-	Derivative liabilities-VIE	(259)
Interest rate swaps - embedded	489	Medium-term notes	6	Medium-term notes	(22)
Currency swaps	40	Derivative assets	-	Derivative liabilities	(3)
Currency swaps-VIE	119	Derivative assets-VIE	-	Derivative liabilities-VIE	(19)
All other	195	Derivative assets	-	Derivative liabilities	(88)
All other-VIE	460	Derivative assets-VIE	2	Derivative liabilities-VIE	-
All other - embedded	121	Other investments	-	Other investments	(1)

Total non-designated	$77,324		$531		$(5,717)

Total derivatives	$77,473		$539		$(5,732)

(1) - In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

As of December 31, 2011, the total fair value of the Company’s derivative assets, after counterparty netting, was $459 million, of which $452 million was reported within “Derivative assets” and “Derivative assets-VIEs” on the Company’s consolidated balance sheets, and the total fair value of the Company’s derivative liabilities, after counterparty netting, was $6.0 billion which was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

As of December 31, 2011, the total fair value of the Company’s derivative assets, before counterparty netting, was $552 million and the total fair value of the Company’s derivative liabilities, before counterparty netting was $6.1 billion. The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of December 31, 2011:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$241	Derivative assets	$10	Derivative liabilities	$(44)

Total designated	$241		$10		$(44)

Not designated as hedging instruments:
Insured credit default swaps	$66,851	Derivative assets	$-	Derivative liabilities	$(4,708)
Insured swaps	7,156	Derivative assets	-	Derivative liabilities	(9)
Non-insured credit default swaps	30	Derivative assets	1	Derivative liabilities	-
Non-insured credit default swaps-VIE	1,272	Derivative assets-VIE	447	Derivative liabilities-VIE	(527)
Interest rate swaps	2,706	Derivative assets	84	Derivative liabilities	(401)
Interest rate swaps-VIE	4,878	Derivative assets-VIE	-	Derivative liabilities-VIE	(281)
Interest rate swaps - embedded	480	Medium-term notes	7	Medium-term notes	(14)
Currency swaps	62	Derivative assets	-	Derivative liabilities	(4)
Currency swaps-VIE	123	Derivative assets-VIE	-	Derivative liabilities-VIE	(17)
All other	3,465	Derivative assets	-	Derivative liabilities	(91)
All other-VIE	472	Derivative assets-VIE	3	Derivative liabilities-VIE	-
All other - embedded	121	Other investments	-	Other investments	(12)

Total non-designated	$87,616		$542		$(6,064)

Total derivatives	$87,857		$552		$(6,108)

(1) - In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following tables present the effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2012:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$27	$(27)	$-
Interest rate swaps	Interest income (expense)	-	-	(2)

Total		$27	$(27)	$(2)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$301
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(4)
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	10
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	21
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(2)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)
All other	Unrealized gains (losses) on insured derivatives	2
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	11
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)

Total		$334

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

The following tables present the effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2011:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(6)	$6	$-
Interest rate swaps	Interest income (expense)	-	-	(2)

Total		$(6)	$6	$(2)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(1,411)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(354)
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(158)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	3
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	69
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(5)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	2
All other	Unrealized gains (losses) on insured derivatives	(11)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)

Total		$(1,869)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of March 31, 2012 and 2011, the Company did not hold or post cash collateral from derivative counterparties. As of March 31, 2012 and December 31, 2011, the Company had securities with a fair value of $435 million and $470 million, respectively, posted to derivative counterparties.

As of March 31, 2012, the fair value was positive on one Credit Support Annex (“CSA”) which governs collateral posting requirements between MBIA and its derivative counterparties. The aggregate positive fair value for this one CSA was $2 million for which the Company did not receive collateral because the Company’s credit rating was below the CSA minimum credit ratings level for holding counterparty collateral. The counterparty was rated Aa3 by Moody’s and A by S&P.

As of December 31, 2011, the fair value was positive on one CSA which governs collateral posting requirements between MBIA and its derivative counterparties. The positive fair value for this CSA was $2 million for which the Company did not receive collateral because the Company’s credit rating was below the CSA minimum credit ratings level for holding counterparty collateral. The counterparty was rated Aa3 by Moody’s and A+ by S&P.

Note 10: Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
In millions	2012	2011
Income (loss) before income taxes	$21	$(1,763)
Provision (benefit) for income taxes	$11	$(489)
Effective tax rate	52.4%	27.7%

For the three months ended March 31, 2012, the Company’s effective tax rate applied to its pre-tax income was higher than the U.S. statutory tax rate primarily as a result of the Company’s increase in the valuation allowance, offset by the release of a portion of the reserve for uncertain tax benefits. For the three months ended March 31, 2011, the Company’s effective tax rate applied to its pre-tax loss was lower than the U.S. statutory tax rate as a result of interim tax accounting principles, which treat the tax effect of certain items as discrete to the quarter and which impacted the quarterly rate in the first quarter of 2011 differently than in 2012. This unfavorable impact was offset by the benefit of the reversal of a portion of the Company’s valuation allowance, tax-exempt interest income from investments, and income earned in non-U.S. jurisdictions, which is being taxed at less than 35%.

For interim reporting purposes, the Company has calculated its effective tax rate for the full year of 2012 by adjusting annual forecasted pretax income for mark-to-market income, fair value adjustments, capital gains/losses, and other adjustments, including the change in the reserve for uncertain tax benefits as discrete items, when projecting its full year effective tax rate. The Company has accounted for these items at the federal applicable tax rate after applying the projected full year effective tax rate to actual three-month results before discrete items.

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

As of March 31, 2012, the Company reported a net deferred tax asset of $1.6 billion. The $1.6 billion net deferred tax asset is after a $277 million valuation allowance. As of March 31, 2012, the Company had a full valuation allowance against the deferred tax asset related to losses from asset impairments and realized losses from sales of investments as these losses are considered capital losses, have a five year carryforward period, and can only be offset by capital gain income. The March 31, 2012 valuation allowance reflects an increase of $41 million from the December 31, 2011 valuation allowance of $236 million. The decrease in the valuation allowance for the three months ended March 31, 2011 was primarily due to realized gains resulting from asset sales.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Income Taxes (continued)

The Company has concluded that it is more likely than not that its net deferred tax asset will be realized. In its conclusion, the Company considered the following evidence (both positive and negative):

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

•

The Company performed taxable income projections over a fifteen and twenty year period to determine whether it is expected to have sufficient income to offset its deferred tax asset that would generate future ordinary deductions. In this analysis, the Company projected that premium earnings, even without regard to any new business, combined with investment income, less deductible expenses, would be sufficient to recover its net deferred tax asset. The Company’s taxable income projections used to assess the recoverability of its deferred tax asset include an estimate of future loss and LAE equal to the present value discount of loss reserves already recognized on the balance sheet and an estimate of loss adjustment expense which is generally insignificant. The Company does not assume additional losses, with the exception of the accretion of its existing present value loss reserves, because the Company establishes case basis reserves on a present value basis based on an estimate of probable losses on specifically identified credits that have defaulted or are expected to default.

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

•

As of March 31, 2012, the Company had approximately $20 million of deferred tax assets related to net unrealized losses on investments included in accumulated other comprehensive income (loss). The Company intends to hold these investments until maturity or until such time as the value recovers. As such, the Company expects that the related deferred tax assets will reverse over the life of the securities.

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of March 31, 2012. The Company continues to assess the adequacy of its valuation allowance as additional evidence becomes available. The Company’s recent financial results have been volatile which has impacted management’s ability to accurately project future taxable income. Continued volatility or losses beyond those projected may cause the Company to conclude that certain of the deferred tax assets within the $1.6 billion as of March 31, 2012 may not be realizable.

Accounting for Uncertainty in Income Taxes

It is the Company’s policy to record and disclose any change in unrecognized tax benefits (“UTB”) and related interest and penalties to income tax in the consolidated statements of operations. In the first quarter 2012, the total amount of UTB decreased as a result of settling the 2004-2009 Internal Revenue Service (“IRS”) examination and the 2005-2007 New York State examination.

In millions
Unrecognized tax benefit as of December 31, 2011	$47
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During a prior year	2
During the current year	-
The amounts of decreases in the UTB related to settlements with taxing authorities	(26)
The reduction in the UTB as a result of the applicable statute of limitations	-

Unrecognized tax benefit as of March 31, 2012	$23

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Income Taxes (continued)

MBIA’s major tax jurisdictions include the U.S. and the United Kingdom (“U.K.”). MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. The IRS has concluded its field work with respect to the examination of tax years 2004 through 2009 and on January 12, 2012, the Joint Committee on Taxation notified the Company that the results of the IRS field examination were reviewed and accepted.

The U.K. tax authorities are currently auditing tax years 2005 through 2009.

As of December 31, 2011, the Company had a 2008 capital loss carryforward of $155 million which will expire in 2013. The Company also had a cumulative NOL carryforward of $943 million, which will expire from tax years 2029 through 2031, and a minimum tax credit carryforward of $22 million, which has an unlimited carryforward period.

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

The following sections provide a description of each of the Company’s reportable operating segments:

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

•

LaCrosse Financial Products, LLC (“LaCrosse”), a wholly-owned affiliate, in which MBIA Corp. has written insurance policies guaranteeing the obligations under CDS, including termination payments that may become due upon certain events including the insolvency or payment default by MBIA Corp. or LaCrosse; and

•	Triple-A One Funding Corporation.

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

Advisory Services

The advisory services segment primarily consists of the operations of Cutwater Investor Services Corp. (“Cutwater-ISC”), Cutwater Asset Management Corp. (“Cutwater-AMC”), and Cutwater Asset Management U.K. Limited (“Cutwater-UK”). Cutwater-ISC and Cutwater-AMC offers advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. The Company offers these services to public, not-for-profit, corporate and financial services clients, including the Company and its subsidiaries, as well as portfolio accounting and reporting services. Cutwater-ISC and Cutwater-AMC are SEC registered investment advisers. Cutwater-AMC is also a Financial Industry Regulatory Authority member firm. Cutwater-UK provides fee-based asset management services to the Company’s foreign insurance affiliate and to third-party institutional clients and investment structures. Cutwater-UK is registered with the Financial Services Authority in the U.K.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

Segment Results

The following tables provide the Company’s segment results for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$125	$55	$6	$1	$19	$-		$206
Realized gains and other settlements on insured derivatives	-	(4)	-	-	-	-		(4)
Unrealized gains (losses) on insured derivatives	-	303	-	-	-	-		303
Net gains (losses) on financial instruments at fair value and foreign exchange	10	46	-	5	(80)	-		(19)
Net investment losses related to other-than-temporary impairments	-	(40)	-	-	(54)	-		(94)
Other net realized gains (losses)	-	1	-	-	-	-		1
Revenues of consolidated VIEs	-	(14)	-	-	4	-		(10)
Inter-segment revenues(2)	36	(7)	7	23	3	(62)		-

Total revenues	171	340	13	29	(108)	(62)		383
Loss and loss adjustment expense	14	83	-	-	-	-		97
Operating expenses	75	59	15	21	1	-		171
Interest expense	-	33	-	14	26	-		73
Expenses of consolidated VIEs	-	17	-	-	4	-		21
Inter-segment expenses(2)	27	46	2	4	8	(87)		-

Total expenses	116	238	17	39	39	(87)		362

Income (loss) before income taxes	$55	$102	$(4)	$(10)	$(147)	$25		$21

Identifiable assets	$7,534	$19,632	$46	$670	$4,732	$(6,488)	(3)	$26,126

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

	Three Months Ended March 31, 2011
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$131	$102	$6	$1	$25	$-		$265
Realized gains and other settlements on insured derivatives	-	(354)	-	-	-	-		(354)
Unrealized gains (losses) on insured derivatives	-	(1,422)	-	-	-	-		(1,422)
Net gains (losses) on financial instruments at fair value and foreign exchange	3	33	-	23	(83)	-		(24)
Net investment losses related to other-than-temporary impairments	-	(2)	-	-	(11)	-		(13)
Net gains (losses) on extinguishment of debt	-	-	-	-	24	2		26
Other net realized gains (losses)	-	1	-	-	4	-		5
Revenues of consolidated VIEs	-	(105)	-	-	15	-		(90)
Inter-segment revenues(2)	18	11	9	22	(5)	(55)		-

Total revenues	152	(1,736)	15	46	(31)	(53)		(1,607)
Loss and loss adjustment expense	3	(39)	-	-	-	-		(36)
Operating expenses	12	42	15	22	1	-		92
Interest expense	-	33	-	15	27	-		75
Expenses of consolidated VIEs	-	20	-	-	5	-		25
Inter-segment expenses(2)	26	29	1	4	9	(69)		-

Total expenses	41	85	16	41	42	(69)		156

Income (loss) before income taxes	$111	$(1,821)	$(1)	$5	$(73)	$16		$(1,763)

Identifiable assets	$8,232	$24,179	$54	$624	$6,161	$(7,007)	(3)	$32,243

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.
(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
In millions	2012	2011
Total premiums earned:
United States	$119	$122
United Kingdom	8	7
Europe (excluding United Kingdom)	5	12
Internationally diversified	5	9
Central and South America	11	9
Asia	1	7
Other	3	3

Total	$152	$169

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

The following tables provide the results of the segments within the wind-down operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$19	$-	$-	$19
Net gains (losses) on financial instruments at fair value and foreign exchange	(80)	-	-	(80)
Net investment losses related to other-than-temporary impairments	(54)	-	-	(54)
Revenues of consolidated VIEs	-	4	-	4
Inter-segment revenues(2)	4	(1)	-	3

Total revenues	(111)	3	-	(108)
Operating expenses	1	-	-	1
Interest expense	26	-	-	26
Expenses of consolidated VIEs	-	4	-	4
Inter-segment expenses(2)	8	-	-	8

Total expenses	35	4	-	39

Income (loss) before income taxes	$(146)	$(1)	$-	$(147)

Identifiable assets	$3,610	$1,177	$(55)	$4,732

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Three Months Ended March 31, 2011
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$24	$1	$-	$25
Net gains (losses) on financial instruments at fair value and foreign exchange	(83)	-	-	(83)
Net investment losses related to other-than-temporary impairments	(11)	-	-	(11)
Net gains (losses) on extinguishment of debt	24	-	-	24
Other net realized gains (losses)	4	-	-	4
Revenues of consolidated VIEs	10	5	-	15
Inter-segment revenues(2)	(4)	(1)	-	(5)

Total revenues	(36)	5	-	(31)
Operating expenses	1	-	-	1
Interest expense	27	-	-	27
Expenses of consolidated VIEs	-	5	-	5
Inter-segment expenses(2)	8	1	-	9

Total expenses	36	6	-	42

Income (loss) before income taxes	$(72)	$(1)	$-	$(73)

Identifiable assets	$4,897	$1,565	$(301)	$6,161

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended March 31, 2012 and 2011, there were 3,559,044 and 3,827,614, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
$ in millions except share and per share amounts	2012	2011
Net income (loss)	$10	$(1,274)
Basic weighted average shares(1)	193,489,424	199,972,759
Effect of common stock equivalents:
Stock options	1,105,550	-

Diluted weighted average shares	194,594,974	199,972,759

Net income (loss) per common share:
Basic	$0.05	$(6.37)

Diluted	$0.05	$(6.37)

(1) - Includes 5,219,053 and 5,228,926 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the three months ended March 31, 2012 and 2011, respectively.

Note 13: Commitments and Contingencies

The following commitments and contingencies provide an update of those discussed in “Note 23: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on February 29, 2012, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.

Corporate Litigation

Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515 (S.D.N.Y.)

On June 3, 2011, Plaintiff filed an amended derivative complaint against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant. The Company’s response was filed on January 16, 2012.

Ambac Bond Insurance Coverage Cases, Coordinated Proceeding Case No. JCCP 4555 (Super. Ct. of Cal., County of San Francisco)

In August 2011, plaintiffs filed amended versions of their respective complaints. On October 20, 2011, the court overruled MBIA’s demurrers to plaintiffs’ amended complaints. Briefing is complete on MBIA and the other monoline defendants’ special motion to strike pursuant to California’s anti-SLAPP statute. A decision is pending.

Recovery Litigation

MBIA Insurance Corp. v. Countrywide Home Loans, Inc., et al.; Index No. 602825/08 (N.Y. Sup. Ct., N.Y. County)

On April 5, 2012, the Appellate Division, First Department, of the New York State Supreme Court unanimously affirmed the lower court’s denial of Bank of America’s motion to consolidate and/or sever successor liability claims against Bank of America, allowing deposition and expert discovery on the successor liability claim to proceed. On January 3, 2012, the court granted in part and denied in part MBIA Corp.’s motion for partial summary judgment regarding proof of causation, holding that MBIA is not required to establish a direct causal link between Countrywide’s misrepresentations and MBIA’s claims payments made pursuant to the insurance policies at issue, but reserving judgment on the causation burden for the contractual repurchase claims. On January 25, 2012, Bank of America filed a Notice of Appeal against the January 3, 2012 order, and MBIA filed a Notice of Cross-Appeal on February 6, 2012. On February 27, 2012, the parties exchanged expert reports.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies (continued)

MBIA Insurance Corp. v. Residential Funding Company, LLC; Index No. 603552/2008 (N.Y. Sup. Ct., N.Y. County)

On April 16, 2012, the parties exchanged expert reports.

Transformation Litigation

Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (R.S.) (S.D.N.Y.)

On April 11, 2012, the Aurelius Plaintiffs and MBIA filed a Stipulation of Dismissal resolving the litigation and the case has been closed on the court’s docket.

ABN AMRO Bank N.V. et al. v. MBIA Inc. et al.; Index No. 601475/09 (N.Y. Sup. Ct., N.Y. County)

On April 11, 2012, UBS AG, London Branch withdrew from the litigation. On May 7, 2012, Natixis withdrew from the litigation. Sixteen of the original eighteen plaintiffs have dismissed their claims, several of which dismissals were related to the commutation of certain of their MBIA-insured exposures. On April 20, 2012, Justice Kapnick indicated that the case would be stayed pending conclusion of the trial in the Article 78 proceeding discussed below.

ABN AMRO Bank N.V. et al. v. Eric Dinallo et al.; Index no. 601846/09 (N.Y. Sup. Ct., N.Y. County)

Submission of papers relating to the original petition was completed on March 16, 2012. A trial is scheduled for May 14, 2012. On April 11, 2012, UBS AG, London Branch withdrew from the litigation. On May 7, 2012, Natixis withdrew from the litigation. As described above, sixteen of the original eighteen plaintiffs have dismissed their claims.

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

Note 14: Subsequent Events

Refer to “Note 13, Commitments and Contingencies” for information about legal proceedings that occurred after March 31, 2012.

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

The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011. In addition, refer to “Note 1: Business Developments, Risks and Uncertainties, and Liquidity” in the Notes to Consolidated Financial Statements for a discussion of certain risks and uncertainties related to our financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

During the first quarter of 2012, our businesses continued to maintain adequate liquidity to meet their payment obligations despite minimal collections of recoveries in connection with ineligible mortgage loans in our insured RMBS securitizations. However, MBIA Corp.’s liquidity position weakened principally as a result of losses and loss adjustment expense (“LAE”) payments. As of March 31, 2012, National and MBIA Corp. had $690 million and $329 million, respectively, of total liquidity without regard to investments in their subsidiaries. Total liquidity within our insurance businesses includes cash and short-term investments, as well as other assets that are readily available for liquidity purposes. As of March 31, 2012, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $482 million and comprised cash and liquid assets of $251 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $231 million not pledged directly as collateral for its asset/liability products activities. As of December 31, 2011, MBIA Inc. had $386 million of cash and liquid assets comprising $226 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $160 million not pledged directly as collateral for its asset/liability products activities. A detailed discussion of the Company’s liquidity position is presented within the “Liquidity” section herein.

Our financial guarantee insurance business model has been significantly impacted since 2008 by adverse credit rating actions by Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). As of March 31, 2012, National was rated BBB with a developing outlook by S&P and Baa2 with a negative outlook by Moody’s. As of March 31, 2012, MBIA Insurance Corporation was rated B with a negative outlook by S&P and B3 with a review of a possible downgrade by Moody’s. The absence of S&P’s and Moody’s highest ratings has adversely impacted our ability to write new insurance business and the premiums we can charge, and could diminish the future acceptance of our financial guarantee insurance products.

Economic and Financial Market Trends and MBIA’s Business Outlook

We believe the three months ended March 31, 2012 continued to suggest a positive but restrained economic recovery. U.S. Gross Domestic Product showed growth as financial markets recovered from a difficult second half of 2011, and both the business and consumer segments of our economy showed signs of resilience. Additionally, the events in Europe continued to contribute to global uncertainty as did the recent spike in oil prices and uncertainties around the impending U.S. election. All considered, we continue to believe U.S. growth will be positive but below trend as the headwinds of soft housing and employment markets and a still debt-laden consumer weigh on spending. MBIA’s business outlook should be viewed against this backdrop since these are some of the key economic conditions which, together with the ineligibility of mortgage loans supporting our insured RMBS transactions and the volatility of unrealized gains and losses on our insured derivatives, significantly impact our financial results.

Our financial results, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been extremely volatile since the fourth quarter of 2007 as a result of unrealized gains and losses from fair valuing our insured credit derivatives. We do not believe that the volatility caused by these unrealized gains and losses on our insured derivatives reflects the underlying economics of our business, and we fully expect that our reported financial results will remain volatile and uncertain during 2012 as a result of actual and perceived future performance of our insured credit derivatives and the perception of MBIA’s credit risk. Our economic performance may also be volatile depending on changes in our loss estimates based on deviations in macroeconomic conditions and collateral performance from our expectations, and further deterioration in economic conditions and financial markets in the U.S. and abroad.

Uncertainties regarding the European sovereign debt crisis have also affected the global economy. MBIA does not insure any direct European sovereign debt. However, MBIA’s indirect European sovereign insured debt exposure totaled $8.4 billion as of March 31, 2012 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned entities that are supported by a sovereign state, region or department. Of the $8.4 billion insured gross par outstanding, $854 million, $782 million, and $262 million, related to Spain, Portugal, and Ireland, respectively. The remaining $6.5 billion related to the United Kingdom. The Company has an immaterial amount of direct and indirect European sovereign debt holdings included in its investment portfolios. A default by one or more sovereign issuers could have an adverse effect on our insured debt exposures and investment portfolios.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Our business and financial results have been significantly influenced by a number of factors including, but not limited to, the following:

•

MBIA Corp.’s efforts to seek recoveries due to ineligible mortgage loans for which we believe the sellers/servicers have contractual obligations to cure, repurchase or replace such ineligible mortgage loans have resulted in the recognition of recoveries in connection with these contractual “put-back” rights based on our assessment of a distribution of possible outcomes. The methodology utilized to calculate and recognize the recoveries was initially focused on the loan files reviewed by MBIA and its independent consultants. More recently, we have determined that in light of various court rulings, including approvals of a sampling approach to establish damages, our methodologies for calculating and recognizing put-back recoveries does not require, and should not be predicated on, reviews of additional loan files. We expect to revise and supplement, on a quarterly basis, our assumptions on the likelihood and timing of actual recoveries, as well as our estimated amount of such recoveries, based on facts and circumstances as they emerge. Such developments have included and will include activity in the pending litigations in which we are seeking to enforce our put-back rights, as well as an ongoing analysis of the capacity of sellers/servicers or other responsible parties to pay our claims and other factors that could influence the amount, likelihood and timing of the recoveries. As of March 31, 2012, we recorded a total of $3.2 billion in expected recoveries related to our put-back claims of ineligible mortgage loans, including expected recoveries recorded in consolidated variable interest entities (“VIEs”). We have recorded our largest put-back recoveries against Countrywide Home Loans, Inc. and certain of its affiliates, including Bank of America Corp. We have also recorded substantial recoveries related to put-backs against GMAC Mortgage, LLC and Residential Funding Company, LLC, which are subsidiaries of Ally Financial Inc. Our cumulative incurred loss related to these ineligible mortgage loans was $4.8 billion as of March 31, 2012. We believe that, based on the strength of our contract claims, multiple positive court rulings in our favor, and the exceptionally high level of ineligible mortgage loans in our insured transactions, we are entitled to collect the full amount of our incurred loss related to these ineligible mortgage loans. However, our financial statements reflect that we may ultimately collect less than our cumulative incurred loss due to a variety of factors including the risks inherent in litigation, the possibility of legal settlements with some or all of the sellers/servicers, and the risk that one or more of the sellers/servicers will not be able to honor any claims or judgments that we secure against them. We may further discount our expected recoveries in the future based on a review of the creditworthiness of sellers/services. In particular, the Company believes it is now more likely that GMAC Mortgage, LLC and Residential Funding Company, LLC will file for bankruptcy in light of their reported financial condition and public comments made by Ally Financial Inc. In the event of a bankruptcy filing by GMAC Mortgage, LLC and Residential Funding Company, LLC, the Company will re-assess the value of its expected recoveries against GMAC Mortgage, LLC and Residential Funding Company, LLC and may have to substantially reduce the value of such recoveries depending on the Company’s assessment of its likely recovery in the bankruptcy proceeding based on the information available in connection with the bankruptcy. At this time the Company cannot reasonably estimate the amount of the change, if any, in the value of the recoveries, which will depend on whether there is a bankruptcy filing and on other facts and circumstances that are unknown at this time. A more detailed discussion of potential recoveries is presented within “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements.

•

For the three months ended March 31, 2012, we estimated an additional $296 million of credit losses and LAE related to our insured CMBS exposure primarily on insured credit default swap (“CDS”) contracts. This additional amount reflects the cost of commutations during the first quarter of 2012, revised expectations for the cost of commuting similar transactions in the future, and deterioration within some transactions. While average debt service coverage in transactions in our aggregate portfolio has decreased over the last year, debt coverage ratios on some loans have deteriorated significantly. Ultimate loss rates remain uncertain, and we have recorded additional impairments on our insured CMBS portfolio every quarter since the beginning of 2010 as our anticipated economic losses have increased during that time period. It is possible that we will experience severe losses or liquidity needs due to increased deterioration in our insured CMBS portfolio, in particular if macroeconomic stress escalates. A “double dip” recession may result in increased delinquencies, higher levels of liquidations of delinquent loans and/or severities of loss upon liquidation. Although we have also seen stabilization in the delinquency rate over the past several months, loan modifications and extensions granted by the special servicers for these CMBS loans and increased liquidations have contributed to the stabilization. The special servicers are responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process with the objective of maximizing proceeds for all bondholders by avoiding or minimizing loan level losses.

•

In the first three months of 2012, MBIA Corp. commuted $4.3 billion of gross insured exposure, comprising investment grade corporate CDOs, and CRE CDOs, all of which were previously disclosed in MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011. Subsequent to March 31, 2012, MBIA Corp. agreed to commute transactions with additional counterparties. These transactions, primarily comprising CMBS, CRE CDOs, asset-backed securities (“ABS”) CDOs, and subprime RMBS transactions, totaled $7.2 billion in gross insured exposure. In consideration for the commutation of insured transactions, including the transactions described above, the Company has made and may in the future make payments to the counterparties, the amounts of which, if any, may be less than or greater than any statutory loss reserves established for the respective transactions. The Company enters into commutations in the ordinary course of its business and does not intend to make contemporaneous disclosures regarding any such transactions regardless of the amounts paid to effect such commutations in relation to the statutory loss reserves established for the respective transactions. Our ability to commute insured transactions may be limited by available liquidity as determined based on management’s assessment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

•

The pending litigation challenging the establishment of National also has constrained our ability to establish high stable ratings and generate new U.S. public finance financial guarantee insurance business. We do not expect to write significant new financial guarantee insurance business prior to an upgrade of our insurance financial strength ratings. We expect that once the pending litigation is resolved, we will seek to obtain higher ratings for National and the market acceptance necessary to meet our objectives. Our ability to achieve these ratings is subject to rating agency criteria in effect at that time, including qualitative and quantitative factors, and the timing of any such upgrade is uncertain. There is no assurance that we will prevail in the pending litigation or be able to achieve such ratings. While there is currently only one bond insurer actively engaged in the market, we have observed new competitors indicating an interest in entering the bond insurance market and continuing to consider strategies for launch, and we will continue to monitor the impact that new market participants may have on our ability to compete in the U.S. public finance insurance market in the future. Failure by the Company to favorably resolve this litigation could have a material adverse effect on its future business, results of operations, financial condition or cash flows.

•

In 2011, National entered into a secured loan with MBIA Insurance Corporation (“National Secured Loan”) under which National loaned MBIA Insurance Corporation $1.1 billion in order to enable MBIA Corp. to fund settlements and commutations of its insurance policies. Since March 31, 2012, MBIA Insurance Corporation has borrowed an additional $443 million under the National Secured Loan with the approval of the New York State Department of Financial Services (“NYSDFS”) at the same terms of the original loan to fund additional commutations of its insurance policies. MBIA Insurance Corporation’s ability to repay the National Secured Loan is primarily predicated on its ability to collect on its future receivables, including its ability to successfully enforce the put-back rights described above. As a result, the existence of the National Secured Loan may adversely affect National’s ability to achieve higher stable ratings and, therefore, its ability to write new business. Refer to the “Liquidity” section herein for information about the terms of the National Secured Loan.

•

In National, our U.S. public finance insured portfolio continues to perform as expected. We have, however, experienced increased stress in National’s insured portfolio in the first quarter of 2012 as a portion of the obligations that we insure were issued by some of the state and local governments that remain under extreme financial and budgetary stress. Continued financial stress on such states and municipalities could lead to an increase in defaults on the payment of their obligations and losses or impairments on a greater number of insured transactions in the future.

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

Financial Highlights

For the three months ended March 31, 2012, we recorded consolidated net income of $10 million or $0.05 per diluted share compared with a consolidated net loss of $1.3 billion or $6.37 per diluted share for the same period of 2011.

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

For the three months ended March 31, 2012, consolidated adjusted pre-tax loss was $548 million compared with adjusted pre-tax income of $25 million for the same period of 2011. The unfavorable change in consolidated adjusted pre-tax loss for the three months ended March 31, 2012 was principally due to an increase in total insurance losses and LAE, an increase in operating expenses due to a significant increase in legal and litigation related costs, an increase in net investment losses related to other-than-temporary impairments, and lower net investment income.

Our consolidated book value (total shareholders’ equity) was $1.9 billion as of March 31, 2012 compared with $1.7 billion as of December 31, 2011. The increase was primarily the result of unrealized gains on insured derivatives driven by favorable changes in spreads and pricing on collateral, partially offset by the tightening of our own credit spreads and an improvement in the Company’s recovery rate. Our consolidated book value per share as of March 31, 2012 was $9.59 compared with $8.80 as of December 31, 2011.

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

As of March 31, 2012, ABV per share was $32.00 down from $34.50 as of December 31, 2011, reflecting a decline compared with the increase in our consolidated book value described above. The decrease in ABV per share was primarily driven by insurance losses, realized losses from sales and impairments of investments, and a significant increase in legal and litigation related costs.

A detailed discussion of our financial results is presented within the “Results of Operations” section included herein. Refer to the “Capital Resources—Insurance Statutory Capital” section for a discussion of National’s and MBIA Corp.’s capital positions under statutory accounting principles (“U.S. STAT”).

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with GAAP, which requires the use of estimates and assumptions. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with the Company’s Audit Committee. Management believes that the most critical accounting estimates, since these estimates require significant judgment, are loss and LAE reserves, valuation of financial instruments, and deferred income taxes. Financial results could be materially different if other methodologies were used or if management modified its assumptions.

For a discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In addition, refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in this Form 10-Q for a current description of estimates used in our insurance loss reserving process.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company, as well as recent accounting developments relating to guidance not yet adopted by the Company.

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
In millions except for per share amounts	2012	2011
Total revenues (losses)	$383	$(1,607)
Total expenses	362	156

Pre-tax income (loss)	21	(1,763)
Provision (benefit) for income taxes	11	(489)

Net income (loss)	$10	$(1,274)

Net income (loss) per common share:
Basic	$0.05	$(6.37)
Diluted	$0.05	$(6.37)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three months ended March 31, 2012, we recorded consolidated net income of $10 million, or $0.05 per share, compared with a consolidated net loss of $1.3 billion, or $6.37 per share, for the same period of 2011. Weighted average diluted common shares outstanding totaled 195 million for the three months ended March 31, 2012, down 3% from the same period of 2011 as a result of share repurchases by the Company during 2011. Consolidated total revenues (losses) for the three months ended March 31, 2012 included $299 million of net gains on insured derivatives compared with $1.8 billion of net losses for the same period of 2011. The net gains on insured derivatives in 2012 were principally the result of commuting derivatives at prices below fair value and favorable movements in spreads and pricing on collateral within transactions, partially offset by the effects of MBIA’s nonperformance risk on its derivative liabilities which resulted from a tightening of its own credit spreads and an improvement in the Company’s recovery rate. The net losses on insured derivatives in 2011 principally resulted from favorable changes in the market perception of MBIA Corp.’s credit risk, which resulted in a tightening of the Company’s credit spreads and an improvement in the Company’s recovery rate, partially offset by improved collateral pricing. Consolidated total expenses for the three months ended March 31, 2012 included $97 million of net insurance loss and LAE compared with a benefit of $36 million for the same period of 2011. The net insurance loss and LAE in 2012 and benefit in 2011 were principally related to our insured RMBS exposure.

Included in our consolidated net income for the three months ended March 31, 2012 was $31 million of losses before income taxes related to consolidated VIEs, after the elimination of intercompany revenues and expenses, compared with losses before income taxes of $115 million for the same period of 2011. The net effect of consolidated VIEs on our financial results will vary over time as VIEs are consolidated or deconsolidated by the Company, and as the values of consolidated VIE assets and liabilities change.

Adjusted Pre-Tax Income

The following table presents our consolidated adjusted pre-tax income (loss) (a non-GAAP measure) and provides a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
In millions	2012	2011
Adjusted total revenues	$115	$332
Adjusted total expenses	663	307

Adjusted pre-tax income (loss)	(548)	25
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	5	15
Mark-to-market gains (losses) on insured credit derivatives	303	(1,591)
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	(261)	212

Pre-tax income (loss)	$21	$(1,763)

For the three months ended March 31, 2012, total revenues included in adjusted pre-tax income (loss) decreased compared with the same period of 2011 primarily as a result of an increase in net losses related to sales and other-than-temporary impairments of investments and lower net investment income. Total expenses included in adjusted pre-tax income (loss) for the three months ended March 31, 2012 increased compared with the same period of 2011 primarily as a result of an increase in insurance losses and LAE and an increase in operating expenses due to significantly higher legal and litigation related costs.

Adjusted Book Value

As of March 31, 2012, ABV per share (a non-GAAP measure) was $32.00, down from $34.50 as of December 31, 2011. The decrease in ABV per share was primarily driven by insurance losses, realized losses from sales and impairments of investments, and a significant increase in legal and litigation related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In millions except share and per share amounts	As of March 31, 2012	As of December 31, 2011
Total shareholders’ equity of MBIA Inc.	$1,858	$1,700
Basic common shares outstanding	193,738,787	193,143,196
Book value per share	$9.59	$8.80
Adjustments for items included in book value per share (after-tax):
Cumulative net loss from consolidating certain VIEs(1)	0.89	0.82
Cumulative unrealized loss on insured credit derivatives	15.06	16.12
Net unrealized (gains) losses included in other comprehensive income	(0.08)	0.85
Adjustments for items not included in book value per share (after-tax):
Net unearned premium revenue(2)(3)	11.49	12.00
Present value of insured derivative installment revenue(4)	0.78	0.86
Cumulative impairments on insured credit derivatives(4)	(4.57)	(3.74)
Deferred acquisition costs	(1.16)	(1.21)

Total adjustments per share	22.41	25.70

Adjusted book value per share	$32.00	$34.50

(1) - Represents the impact on book value per share of consolidated VIEs that are not considered a business enterprise of the Company.

(2) - Consists of financial guarantee premiums and fees.

(3) - The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

(4) - The discount rate on insured derivative installment revenue and impairments was 5% as of March 31, 2012 and December 31, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Percent Change 2012 vs. 2011
In millions	2012	2011
Net premiums earned	$106	$89	19%
Net investment income	54	58	-7%
Fees and reimbursements	1	2	-50%
Net gains (losses) on financial instruments at fair value and foreign exchange	10	3	n/m

Total revenues	171	152	13%

Losses and loss adjustment	14	3	n/m
Amortization of deferred acquisition costs	22	19	16%
Operating	80	19	n/m

Total expenses	116	41	n/m

Pre-tax income (loss)	$55	$111	-50%

n/m - Percent change not meaningful.

For the three months ended March 31, 2012 and 2011, we did not write a meaningful amount of U.S. public finance insurance. The lack of insurance writings in our U.S. public finance segment reflects the insurance financial strength credit ratings assigned to National by major ratings agencies and the impact of litigation over the formation of National in 2009. We do not expect to write a material amount of new business prior to an upgrade of our insurance financial strength ratings and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation. We believe that we will resume writing business in the U.S. public finance market before actively re-engaging in the structured finance and international markets.

ADJUSTED PRE-TAX INCOME In addition to the above results, we also analyze the operating performance of our U.S. public finance insurance segment using adjusted pre-tax income, a non-GAAP measure. We believe adjusted pre-tax income, as used by management, is useful for an understanding of the results of operations of our U.S. public finance insurance segment. Adjusted pre-tax income is not a substitute for pre-tax income determined in accordance with GAAP, and our definition of adjusted pre-tax income may differ from that used by other companies.

For the three months ended March 31, 2012 and 2011, there were no material differences between adjusted pre-tax income of $55 million and $111 million, respectively, and GAAP pre-tax income.

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. For the three months ended March 31, 2012, U.S. public finance net premiums earned were $106 million compared with $89 million for the same period of 2011. The increase in 2012 resulted from an increase in refunded premiums earned of $34 million offset by a decline in scheduled premiums earned of $17 million. Scheduled premium earnings declined due to the maturity of insured issues within our U.S. public finance portfolio with no material new insurance writings. Additionally, refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of premiums that would have been earned in the current period.

NET INVESTMENT INCOME For the three months ended March 31, 2012, our U.S. public finance insurance investment portfolio generated $54 million of net investment income compared with $58 million for the same period of 2011. The decrease in net investment income for 2012 was primarily due to lower asset balances, partially offset by income from the National Secured Loan and an increase in average interest rates on the repurchase and reverse repurchase transactions with our asset/liability products segment.

National maintains simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with our asset/liability products segment, which provides yield enhancement to our U.S. public finance insurance investment portfolio as a result of increased net interest earnings from these collective agreements. In addition, during 2012 the interest income on the National Secured Loan, established in December of 2011, was included in our U.S. public finance net investment income and totaled $20 million for the three months ended March 31, 2012. The National Secured Loan enhances the overall yield of our U.S. public finance insurance investment portfolio as lower yielding investments were sold to fund the amount loaned under this agreement. Refer to the “Liquidity” section included herein for additional information about these agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Investment asset balances at amortized cost as of March 31, 2012 and December 31, 2011 are presented in the following table:

	March 31, 2012		December 31, 2011
In millions	Investments at Amortized Cost	Pre-tax yield(1)	Investments at Amortized Cost	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$982	4.01%	$1,067	4.06%
Taxable	2,118	3.66%	2,073	3.89%
Short-term	549	0.75%	641	0.70%

Total fixed-income	3,649	3.32%	3,781	3.40%
Secured loan to an affiliate	1,130		1,130
Other	15		16

Total	$4,794		$4,927

(1) - Estimated yield-to-maturity.

LOSS AND LOSS ADJUSTMENT EXPENSES National’s portfolio surveillance group is responsible for monitoring our U.S. public finance segment’s insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and performance of the insured issue.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its loss reserves.

The following tables present information about our U.S. public finance insurance loss and LAE reserves and recoverables as of March 31, 2012 and December 31, 2011, as well as our related loss and LAE provision for the three months ended March 31, 2012 and 2011:

In millions	March 31, 2012	December 31, 2011	Percent Change 2012 vs. 2011
Gross losses and LAE reserves	$379	$369	3%
Expected recoveries on unpaid losses	(197)	(200)	-2%

Loss and LAE reserves	$182	$169	8%

Insurance loss recoverable	$166	$155	7%
Insurance loss recoverable - ceded(1)	$5	$4	25%
Reinsurance recoverable on paid and unpaid losses	$8	$8	0%

(1) - Reported within “Other liabilities” on our consolidated balance sheets.

	Three Months Ended March 31,		Percent Change
In millions	2012	2011	2012 vs. 2011
Loss and LAE related to actual and expected payments	$22	$(162)	-114%
Recoveries of actual and expected payments	(8)	165	-105%

Gross losses incurred	14	3	n/m
Reinsurance	0	0	n/m

Loss and loss adjustment expenses	$14	$3	n/m

n/m - Percentage change not meaningful.

For the three months ended March 31, 2012 and 2011, losses and LAE incurred were $14 million and $3 million, respectively. For the three months ended March 31, 2011, a reversal of loss and LAE reserves related to lower expected future claim payments was offset by the reversal of the corresponding recoveries of such payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves as of December 31, 2011 for one issue that had no expected future claim payments or par outstanding but for which the Company is obligated to pay LAE incurred in prior periods. As of March 31, 2012 and December 31, 2011, loss and LAE reserves comprised the following:

$ in millions	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Gross of reinsurance:
Issues with defaults	9	11	$163	$163	$794	$797
Issues without defaults	8	5	19	6	181	26

Total gross of reinsurance	17	16	$182	$169	$975	$823

(1) - An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three months ended March 31, 2012 and 2011 are presented in the following table:

	Three Months Ended March 31,		Percent Change 2012 vs. 2011
In millions	2012	2011
Gross expenses	$80	$19	n/m

Amortization of deferred acquisition costs	$22	$19	16%
Operating	80	19	n/m

Total insurance operating expenses	$102	$38	n/m

n/m - Percent change not meaningful.

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for the three months ended March 31, 2012 compared with the same period of 2011 primarily due to a significant increase in legal and litigation related costs.

Amortization of deferred acquisition costs increased for the three months ended March 31, 2012 compared with the same period of 2011, consistent with higher premium earnings from refunded policies during the first quarter of 2012. We did not defer a material amount of policy acquisition costs during the first quarters of 2012 and 2011.

INSURED PORTFOLIO EXPOSURE Financial guarantee insurance companies use a variety of approaches to assess the underlying credit risk profile of their insured portfolios. MBIA uses both an internally developed credit rating system as well as third-party rating sources in the analysis of credit quality measures of its insured portfolio. In evaluating credit risk, we obtain, when available, the underlying rating of the insured obligation before the benefit of its insurance policy from nationally recognized rating agencies, Moody’s and S&P. Other companies within the financial guarantee industry may report credit quality information based upon internal ratings that would not be comparable to our presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of March 31, 2012 and 2011. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

In millions	Gross Par Outstanding as of March 31,
	2012		2011
Rating	Amount	%	Amount	%
AAA	$22,249	5.6%	$27,362	5.7%
AA	182,866	46.0%	219,192	46.2%
A	151,355	38.0%	180,354	38.0%
BBB	38,674	9.7%	44,489	9.4%
Below investment grade	2,849	0.7%	3,352	0.7%

Total	$397,993	100.0%	$474,749	100.0%

The credit quality distribution of our U.S. public finance insurance exposure as of March 31, 2012 remained relatively consistent with March 31, 2011. Total U.S. public finance insurance gross par outstanding rated A or above, before giving effect to National’s guarantee, was approximately 90% and gross par outstanding rated below investment grade, before giving effect to National’s guarantee, was less than 1% as of March 31, 2012 and 2011.

Structured Finance and International Insurance

Our structured finance and international insurance business is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event MBIA Corp. has the right at its discretion to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. or its subsidiaries are insured by MBIA Corp. If MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including MBIA Global Funding, LLC (“GFL”) and Meridian Funding Company, LLC (“Meridian”), and provides reinsurance to its insurance subsidiaries. MBIA Corp. has also written insurance policies guaranteeing the obligations under CDS of an affiliate, LaCrosse Financial Products, LLC, including termination payments that may become due upon certain events including the insolvency or payment default of the financial guarantor or the CDS issuer.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our structured finance and international insurance segment results for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Percent Change
In millions	2012	2011	2012 vs. 2011
Net premiums earned	$47	$67	-30%
Net investment income	8	31	-74%
Fees and reimbursements	25	27	-7%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(4)	(354)	-99%
Unrealized gains (losses) on insured derivatives	303	(1,422)	-121%

Net change in fair value of insured derivatives	299	(1,776)	-117%
Net gains (losses) on financial instruments at fair value and foreign exchange	18	33	-45%
Net investment losses related to other-than-temporary impairments	(40)	(2)	n/m
Other net realized gains (losses)	1	1	0%
Revenues of consolidated VIEs:
Net investment income	13	13	0%
Net gains (losses) on financial instruments at fair value and foreign exchange	(31)	(130)	-76%

Total revenues	340	(1,736)	-120%

Losses and loss adjustment	83	(39)	n/m
Amortization of deferred acquisition costs	27	33	-18%
Operating	57	37	54%
Interest	53	34	56%
Expenses of consolidated VIEs:
Operating	7	10	-30%
Interest	11	10	10%

Total expenses	238	85	n/m

Pre-tax income (loss)	$102	$(1,821)	-106%

n/m - Percentage change not meaningful.

For the three months ended March 31, 2012 and 2011, we did not write a meaningful amount of structured finance and international insurance. The lack of insurance writings in our structured finance and international insurance segment reflects the impact of the downgrades of MBIA Corp.’s insurance financial strength ratings by the major rating agencies, which occurred in 2008 and again in 2009. The Company does not expect to write a material amount of new business prior to an upgrade of the insurance financial strength ratings of MBIA Corp. and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation. Pre-tax income (loss) in each of the periods included in the preceding table was primarily driven by changes in the fair value of our insured credit derivatives, which reflects changes in the market perception of MBIA Corp.’s credit risk.

ADJUSTED PRE-TAX INCOME (LOSS) In addition to the above results, we also analyze the operating performance of our structured finance and international insurance segment using adjusted pre-tax income (loss), a non-GAAP measure. We believe adjusted pre-tax income (loss), as used by management, is useful for an understanding of the results of operations of our structured finance and international insurance segment. Adjusted pre-tax income (loss) is not a substitute for pre-tax income (loss) determined in accordance with GAAP, and our definition of adjusted pre-tax income (loss) may differ from that used by other companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the adjusted pre-tax income (loss) of our structured finance and international insurance segment, and a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Percent Change
In millions	2012	2011	2012 vs. 2011
Adjusted total revenues	$92	$215	-57%
Adjusted total expenses	538	235	129%

Adjusted pre-tax income (loss)	(446)	(20)	n/m
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	(16)	2	n/m
Mark-to-market gain (loss) on insured credit derivatives	303	(1,591)	-119%
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	(261)	212	n/m

Pre-tax income (loss)	$102	$(1,821)	-106%

n/m - Percent change not meaningful.

For the three months ended March 31, 2012, adjusted pre-tax loss was $446 million compared with an adjusted pre-tax loss of $20 million for the same period of 2011. Adjusted total revenues for the three months ended March 31, 2012 decreased compared with the same period of 2011 principally due to higher net investment losses related to other-than-temporary impairments and lower net investment income and premiums earned. Adjusted total expenses for the three months ended March 31, 2012 increased compared with the same period of 2011 primarily as a result of an increase in insurance losses and LAE, an increase in operating expenses due to significantly higher legal and litigation related costs, and an increase in interest expense from the National Secured Loan that was established in December of 2011.

NET PREMIUMS EARNED Our structured finance and international insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts and insured derivative contracts, and certain of those premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned by type of insurance contract for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
In millions	2012	2011
Net premiums earned:
Financial guarantee contracts	$47	$67
Insured derivative contracts(1)	15	32
VIEs (eliminated in consolidation)	5	5

Total net premiums earned	$67	$104

(1) - Premiums related to insured derivatives are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations.

Net premiums earned on non-derivative financial guarantee contracts for the three months ended March 31, 2012 and 2011 are presented in the following table. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues.

	Three Months Ended March 31,		Percent Change
In millions	2012	2011	2012 vs. 2011
Net premiums earned:
U.S.	$19	$29	-34%
Non-U.S.	28	38	-26%

Total net premiums earned	$47	$67	-30%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Structured finance and international net premiums earned decreased in 2012 compared with the same period of 2011 due to the maturity and early settlement of insured transactions with no new material insurance writings.

NET INVESTMENT INCOME For the three months ended March 31, 2012, our structured finance and international insurance investment portfolio generated $8 million of net investment income compared with $31 million for the same period of 2011. The decrease in net investment income was primarily due to lower average asset balances in 2012 as a result of claim and commutation payments, and reinvesting proceeds from sales and maturities of high-yielding securities in lower yielding liquid securities.

MBIA Corp., as lender, maintained a secured lending agreement with our asset/liability products segment (“MBIA Corp. Secured Loan”). Interest income on this arrangement, totaling approximately $2 million and $5 million for the three months ended March 31, 2012 and 2011, respectively, is included in our structured finance and international insurance net investment income. Refer to the “Liquidity” section included herein for additional information about this agreement.

Investment asset balances at amortized cost as of March 31, 2012 and December 31, 2011 are presented in the following table:

	March 31, 2012		December 31, 2011
In millions	Investments at Amortized Cost	Pre-tax yield(1)	Investments at Amortized Cost	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$-	0.00%	$1	5.79%
Taxable	756	2.63%	1,131	3.38%
Short-term	281	0.95%	222	1.46%

Total fixed-income	1,037	2.17%	1,354	3.07%
Secured loan to an affiliate	300		300
Other	7		7

Total	$1,344		$1,661

(1) - Estimated yield-to-maturity.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums earned related to derivatives and the components of the net change in fair value of insured derivatives for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Percent Change
In millions	2012	2011	2012 vs. 2011
Net premiums and fees earned on insured derivatives	$16	$32	-50%
Realized gains (losses) on insured derivatives	(20)	(386)	-95%

Realized gains (losses) and other settlements on insured derivatives	(4)	(354)	-99%
Unrealized gains (losses) on insured derivatives	303	(1,422)	-121%

Net change in fair value of insured derivatives	$299	$(1,776)	-117%

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the three months ended March 31, 2012, realized losses on insured derivatives of $20 million resulted primarily from settlements and claim payments on CMBS and corporate transactions. Realized losses on insured derivatives for the three months ended March 31, 2011 primarily resulted from settlement payments related to commutations of structured CMBS pool transactions.

For the three months ended March 31, 2012, unrealized gains on insured derivatives were principally associated with commutations and the result of favorable movements in spreads and pricing on collateral within transactions, partially offset by the effects of MBIA’s nonperformance risk on its derivative liability which resulted from a tightening of its own credit spreads and an improvement in the Company’s recovery rate. For the three months ended March 31, 2011, unrealized losses on insured derivatives were principally the result of the effects of MBIA’s nonperformance risk on its derivative liability, partially offset by improved collateral pricing and the reversal of unrealized losses from the commutations of structured CMBS pool transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of March 31, 2012, MBIA Corp.’s five year CDS cost was 26.5% upfront plus 5% per annum compared with 40% upfront plus 5% per annum as of March 31, 2011. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 11.88% upfront plus 5% per annum to 28.25% upfront plus 5% per annum as of March 31, 2012. As of March 31, 2011, those costs ranged from 8.63% upfront plus 5% per annum to 42.50% upfront plus 5% per annum.

As of March 31, 2012, we had $60.6 billion of gross par outstanding on insured credit derivatives compared with $67.0 billion as of December 31, 2011. The decrease in gross par outstanding was primarily due to contractual terminations, amortizations and maturities. During the three months ended March 31, 2012, 10 insured issues, representing $6.4 billion in gross par outstanding, had either matured or were contractually settled prior to maturity. Subsequent to March 31, 2012, we agreed to commute an additional $6.1 billion of gross par outstanding.

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles to our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent actual payments plus the present values of our estimates of expected future claim payments, net of expected future recoveries. MBIA Insurance Corporation’s expected future claim payments were discounted using a rate of 5.59%, the same rate used to calculate its statutory loss reserves as of March 31, 2012. We estimated that additional credit impairments on insured derivatives (excluding LAE) for the three months ended March 31, 2012 were $281 million across 18 CDO insured issues. Beginning with the fourth quarter of 2007 through March 31, 2012, total credit impairments on insured derivatives were estimated at $5.1 billion across 70 CDO insured issues, inclusive of 60 insured issues for which we made settlement and claim payments of $3.8 billion, net of reinsurance and collections. Accordingly, we expect to realize additional net losses of $1.3 billion. Refer to the following “Loss and Loss Adjustment Expenses” section for additional information about credit impairments on insured derivatives.

Our estimate of credit impairments, a non-GAAP measure, may differ from the fair values recorded in our consolidated financial statements. Although the Company’s statements of operations include the fair values, the Company believes its disclosure of credit impairments on insured derivatives provides additional meaningful information about potential realized losses on these contracts. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments. In the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse before or at the maturity of the contracts. Contracts also may be settled prior to maturity at amounts that may be more or less than their recorded fair values. Those settlements can result in realized gains or losses, and will result in the reversal of unrealized gains or losses. The Company is not required to post collateral to counterparties of these contracts. Refer to “Risk Factors” in Part I, Item 1A of MBIA Inc’s Annual Report on Form 10-K for the year ended December 31, 2011 for information on legislative changes that could require collateral posting by MBIA Corp. notwithstanding the contract terms.

Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expenses” in our consolidated statements of operations. Such costs totaled $1 million and $7 million for the three months ended March 31, 2012 and 2011, respectively.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS For the three months ended March 31, 2012, net investment losses related to other-than-temporary impairments totaled $40 million and primarily related to one impaired security that was written down to its fair value as we intend to sell the security before an expected recovery of fair value to its amortized cost. Refer to the “Liquidity” section included herein for additional information about impaired investments.

REVENUES OF CONSOLIDATED VIEs For the three months ended March 31, 2012, total revenues of consolidated VIEs within our structured finance and international insurance segment were a loss of $18 million compared with a loss of $117 million for the same period of 2011. The fluctuation in revenues of consolidated VIEs was principally driven by a decrease in net losses on financial instruments at fair value and foreign exchange due to the deconsolidation of VIEs resulting from commutations in 2011.

LOSS AND LOSS ADJUSTMENT EXPENSES MBIA’s insured portfolio management group within its structured finance and international insurance business is responsible for monitoring structured finance and international insured issues. The level and frequency of monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If we identify concerns with respect to the performance of an insured issue we may designate such insured issue as “Caution List-Low,” “Caution List-Medium,” “Caution List-High,” or “Classified” depending on the likelihood of a loss. We establish case basis reserves in connection with insured issues designated as classified credits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The Company faces significant risks and uncertainties related to potential or actual losses from its CMBS and CRE CDO insured exposure, its second-lien RMBS insured exposure (due to the unpredictable performance of ineligible mortgage loans included in the transactions we insured), its RMBS exposure backed by home equity lines of credit (“HELOCs”) or closed-end second mortgages (“CES”) and its ABS CDO insured exposure. Continued significant adverse developments and higher than expected payments on these exposures and/or lower than expected recoveries on the RMBS exposures, could result in a decline in the Company’s liquidity and statutory capital position.

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

The following tables present the aggregate loss and LAE reserves and insurance loss recoverables as of March 31, 2012 and December 31, 2011, and the aggregate change in the discounted values of net payments expected to be made on all insurance contracts for the three months ended March 31, 2012 and 2011:

Aggregate Losses and LAE Roll Forward

In millions	Financial Guarantee Insurance(1)	Financial Guarantee Insurance Related to VIEs(2)	Insured Credit Derivative Impairments and LAE(3)	Reinsurance(4)	Total(5)
Gross loss and LAE reserves as of December 31, 2011	$667	$353	$1,103	$(7)	$2,116
Gross insurance loss recoverable as of December 31, 2011	(2,891)	(1,365)	(70)	8	(4,318)

Total reserves (recoverable) as of December 31, 2011	(2,224)	(1,012)	1,033	1	(2,202)
Ceded reserves	0	-	1	(1)	0

Net reserves as of December 31, 2011	(2,224)	(1,012)	1,034	-	(2,202)
Total aggregate losses and LAE incurred	83	36	283	-	402
(Payments) collections and other	(145)	(47)	(22)	-	(214)

Net reserves as of March 31, 2012	(2,286)	(1,023)	1,295	-	(2,014)
Ceded reserves	0	-	(1)	1	0

Total reserves (recoverable) as of March 31, 2012	$(2,286)	$(1,023)	$1,294	$1	$(2,014)

Gross loss and LAE reserves as of March 31, 2012	$685	$336	$1,361	$(7)	$2,375
Gross insurance loss recoverable as of March 31, 2012	(2,971)	(1,359)	(67)	8	(4,389)

Total reserves (recoverable) as of March 31, 2012	$(2,286)	$(1,023)	$1,294	$1	$(2,014)

(1) -	Included in “Losses and loss adjustment expense,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated statements of operations and consolidated balance sheets.

(2) -	Represents loss expense, reserves and insurance loss recoverable eliminated upon the consolidation of insured VIEs.

(3) -	Represents statutory losses and LAE and recoveries for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations and the fair value of these contracts are recorded in “Derivative liabilities” on the Company’s consolidated balance sheets.

(4) -	Represents “Losses and loss adjustment expense,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated financial statements and are ceded to third-party reinsurers under insurance contracts. As of March 31, 2012 and December 31, 2011, there was a $1 million payable related to insured credit derivative impairments and LAE reinsurance.

(5) -	Represents totals after ceding to third-party reinsurers under insurance contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Aggregate Losses and LAE (change in discounted values of net payments)

	For the Three Months Ended March 31, 2012
In millions	Second -lien RMBS(1)	ABS CDO	CMBS	Other(2)	Total
Change in actual and expected payments	$165	$(45)	$296	$(3)	$413
Change in actual and expected salvage	(32)	15	-	6	(11)

Total aggregate losses and LAE	$133	$(30)	$296	$3	$402

(1) - Includes HELOC loans and CES.

(2) - Includes alternative A-paper transactions and other insurance contracts.

Aggregate Losses and LAE (change in discounted values of net payments)

	For the Three Months Ended March 31, 2011
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other(2)	Total
Change in actual and expected payments	$44	$85	$135	$(31)	$233
Change in actual and expected salvage	(54)	(16)	-	(16)	(86)

Total aggregate losses and LAE	$(10)	$69	$135	$(47)	$147

(1) - Includes HELOC loans and CES.

(2) - Includes alternative A-paper transactions and other insurance contracts.

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	For the Three Months Ended March 31, 2012
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance(3)	$81	$(2)	$1	$3	$83
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(4)	52	(16)	-	-	36
Insured credit derivatives (statutory basis)(5)	-	(12)	295	0	283

Total aggregate losses and LAE	$133	$(30)	$296	$3	$402

(1) - Includes HELOC loans and CES.

(2) - Includes alternative A-paper transactions and other insurance contracts.

(3) - Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) - Represents losses eliminated upon the consolidation of insured VIEs.

(5) - Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	For the Three Months Ended March 31, 2011
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance(3)	$0	$8	$-	$(47)	$(39)
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(4)	(10)	12	-	-	2
Insured credit derivatives (statutory basis)(5)	-	49	135	0	184

Total aggregate losses and LAE	$(10)	$69	$135	$(47)	$147

(1) - Includes HELOC loans and CES.

(2) - Includes alternative A-paper transactions and other insurance contracts.

(3) - Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) - Represents losses eliminated upon the consolidation of insured VIEs.

(5) - Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The increase in total aggregate losses and LAE for the three months ended March 31, 2012 compared with the same period of 2011 was primarily due to an increase in our expectations of future payments on CMBS and second-lien RMBS exposures, partially offset by decreases in credit impairments on our ABS CDOs.

Summary of Financial Guarantee Insurance Losses and LAE

The following information relates to financial guarantee insurance losses and LAE recorded in accordance with GAAP. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss and LAE reserving policy and additional information related to its loss reserves.

The following tables present information about our insurance reserves and recoverable as of March 31, 2012 and December 31, 2011, as well as our loss and LAE incurred for the three months ended March 31, 2012 and 2011. The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date. Our insurance loss recoverable includes expected recoveries related to put-backs of ineligible mortgage loans within second-lien RMBS transactions and other amounts due to MBIA under subrogation rights.

In millions	March 31, 2012	December 31, 2011	Percent Change 2012 vs. 2011
Gross losses and LAE reserves	$1,006	$1,029	-2%
Expected recoveries on unpaid losses	(321)	(362)	-11%

Loss and LAE reserves	$685	$667	3%

Insurance loss recoverable	$2,971	$2,891	3%
Insurance loss recoverable - ceded(1)	7	7	0%
Reinsurance recoverable on paid and unpaid losses	7	8	-13%

(1) - Reported within “Other liabilities” on our consolidated balance sheets.

	Three Months Ended March 31,		Percent Change
In millions	2012	2011	2012 vs. 2011
Loss and LAE related to actual and expected payments	$125	$(9)	n/m
Recoveries of actual and expected payments	(42)	(30)	40%

Gross losses incurred	83	(39)	n/m
Reinsurance	0	0	n/m

Loss and loss adjustment expenses	$83	$(39)	n/m

n/m - Percent change not meaningful.

Losses and LAE incurred in our structured finance and international insurance segment totaled $83 million for the three months ended March 31, 2012. Included in the $83 million were gross losses related to actual and expected future payments of $125 million, including $129 million related to insured second-lien RMBS transactions. Partially offsetting these losses were recoveries of actual and expected payments of $42 million, including $48 million related to insured second-lien RMBS transactions. The $48 million of recoveries related to second-lien RMBS transactions included $49 million of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans offset by a $1 million reduction in excess spread (the difference between interest inflows on assets and interest outflows on liabilities) within the securitizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Losses and LAE incurred in our structured finance and international insurance segment was a benefit of $39 million for the three months ended March 31, 2011. Included in the $39 million benefit were increases in recoveries of actual and expected payments of $30 million, of which $4 million related to insured second-lien RMBS transactions and $26 million related to other activity. In addition to these recoveries, there was a $9 million benefit of losses and LAE incurred comprising $47 million of net loss reversals related to first-lien transactions, offset by $4 million of losses related to insured second-lien RMBS transactions and $34 million of other activity. The $4 million of recoveries related to insured second-lien RMBS transactions included $118 million of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans offset by the reversal of $114 million related to excess interest cash flows within the securitizations.

For the three months ended March 31, 2012, losses and LAE incurred included the elimination of $36 million as a result of the consolidation of VIEs. The $36 million elimination included gross losses related to actual and expected future payments of $18 million and a decrease in recoveries of actual and expected payments of $18 million. For the three months ended March 31, 2011, losses and LAE incurred included the elimination of $2 million as a result of the consolidation of VIEs. The $2 million elimination included gross losses related to actual and expected future payments of $55 million offset by recoveries of actual and expected payments of $53 million.

Included in the Company’s loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves as of March 31, 2012 and December 31, 2011 for three issues that had no expected future claim payments or par outstanding, but for which the Company is obligated to pay LAE incurred in prior periods. As of March 31, 2012 and December 31, 2011, loss and LAE reserves comprised the following:

$ in millions	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Gross of reinsurance:
Issues with defaults	93	92	$470	$447	$7,613	$7,863
Issues without defaults	25	26	215	220	1,693	1,734

Total gross of reinsurance	118	118	$685	$667	$9,306	$9,597

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

MBIA reports expected potential recoveries of certain paid claims within “Insurance loss recoverable” and the corresponding estimated recovery amounts due to reinsurers within “Other liabilities” on the Company’s consolidated balance sheets. As of March 31, 2012 and December 31, 2011, our insurance loss recoverable in our structured finance and international insurance segment was $3.0 billion and $2.9 billion, respectively. The increase in our insurance loss recoverable principally resulted from an increase in expected potential recoveries resulting from the aforementioned obligations of the sellers/servicers of second-lien RMBS transactions to repurchase ineligible mortgage loans. As of March 31, 2012 and December 31, 2011, our insurance loss recoverable also included estimated recoveries of approximately $760 million and $731 million, respectively, from excess spread within second-lien RMBS securitizations. Insurance loss recoverables due to reinsurers totaled $7 million as of March 31, 2012 and December 31, 2011. Insurance loss recoverables are only paid to reinsurers upon receipt of such amounts by MBIA.

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities (“MBS”) backed by residential mortgage loans, including second-lien residential mortgage securitizations (revolving HELOC loans and CES). For the three months ended March 31, 2012, we recorded losses and LAE of $133 million related to second-lien RMBS transactions, before the elimination of $52 million of losses incurred as a result of consolidating VIEs. The $81 million consolidated losses and LAE was due to gross losses and LAE related to actual and expected payments of $129 million offset by gross recoveries of actual and expected payments of $48 million.

MBIA Corp. also insures MBS backed by first-lien subprime mortgage loans directly through RMBS securitizations. There has been considerable stress and continued deterioration in the subprime mortgage market since 2008 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of March 31, 2012, the Company had $3.2 billion of gross par outstanding from direct exposure to subprime mortgage loans compared with $3.3 billion as of December 31, 2011. While subprime transactions directly guaranteed by MBIA Corp. include collateral comprising mortgage loans that originated during 2005, 2006, and 2007, we currently do not expect ultimate material losses on these transactions given the amount of subordination below MBIA Corp.’s insured portion of such transactions available to absorb losses from collateral defaults. As of March 31, 2012, the Company had $334 million of gross par outstanding in five insured direct subprime mortgage transactions with 2005, 2006, or 2007 subprime mortgage collateral appearing on the Company’s Classified or Caution Lists.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of March 31, 2012 by S&P credit rating category. Amounts include the par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
In millions	Prime First-lien	Alternative A-paper First-lien		Subprime First-lien		HELOC Second-lien	CES Second-lien	Total
AAA	$206	$1,318		$1,953		$-	$11	$3,488
AA	15	1		106		-	-	122
A	2	463		175		43	23	706
BBB	0	488		124		768	23	1,403
Below investment grade	2	1,254		878		2,944	3,827	8,905

Total gross par	$225	$3,524	(1)	$3,236	(2)	$3,755	$3,884	$14,624

(1) - Includes international exposure of $930 million.

(2) - Includes international exposure of $16 million.

The following table presents the par outstanding by vintage year of MBIA Corp.’s total second-lien residential mortgage loan securitizations insured exposure as of March 31, 2012. Amounts include the par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
In millions	HELOC	% of Total HELOC	CES	% of Total CES
2007	$509	13%	$2,545	65%
2006	1,340	36%	1,237	32%
2005	1,117	30%	-	0%
2004	669	18%	68	2%
2003 and prior	120	3%	34	1%

Total gross par	$3,755	100%	$3,884	100%

As of March 31, 2012, total gross par outstanding for HELOC and CES was $3.8 billion and $3.9 billion, respectively, compared with HELOC and CES gross par outstanding of $4.0 billion and $4.1 billion, respectively, as of December 31, 2011.

During the three months ended March 31, 2012, we paid approximately $176 million, net of reinsurance and collections, on insured second-lien RMBS transactions, or $128 million after eliminating $48 million of net payments made on behalf of consolidated VIEs. Through March 31, 2012, we paid a cumulative total of $6.1 billion, net of reinsurance and collections, or $4.0 billion after eliminating $2.1 billion of net payments on insured second-lien RMBS transactions that are currently consolidated as VIEs. As of March 31, 2012, we had loss and LAE reserves related to our remaining insured second-lien RMBS exposure of $315 million before eliminating $92 million of loss and LAE reserves related to our consolidated VIEs. The loss and LAE reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the cash receipts we expect from the performing mortgage loans in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” in our consolidated balance sheets. The payments that we make virtually all go to reduce the principal balances of the securitizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table provides information about second-lien RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim and LAE payments, net of collections, as of March 31, 2012 and for which it does not consolidate under accounting guidance for VIEs:

Second-Lien RMBS Transactions with Claim Payments (Excluding Consolidated VIEs)

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Claim Payments and LAE Net of Collections Since Inception
HELOC	13	$14,253	$2,247	$2,141
CES	9	8,198	2,393	1,994

Total	22	$22,451	$4,640	$4,135

Total net of reinsurance				$4,025

As of March 31, 2012, the par outstanding on insured second-lien RMBS transactions included in the preceding table was $4.6 billion compared with $4.9 billion as of December 31, 2011. As of March 31, 2012, we expect to pay an additional $453 million (on a present value basis) on these transactions and expect to receive a total of $990 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. Of our expected reimbursement from excess spread, $760 million is included in “Insurance loss recoverable” and $230 million is included in “Loss and loss adjustment expense reserves.” In addition, we expect to receive $2.1 billion (on a present value basis) in respect of the sellers’/servicers’ obligation to repurchase ineligible mortgage loans, which is included in “Insurance loss recoverable.”

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

The following table provides information about second-lien RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments and LAE, net of collections, as of March 31, 2012 and for which it consolidates under accounting guidance for VIEs. As such, these payments are not reflected as insurance losses in our consolidated financial statements subsequent to consolidation. Of the $2.2 billion of total payments before reinsurance, $703 million was eliminated subsequent to consolidation. As of March 31, 2012, the Company has recorded actual or expected put-back recoveries for amounts paid on all second-lien RMBS transactions included in the following table:

Second-Lien RMBS Transactions with Claim Payments (Consolidated VIEs)

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Claim Payments and LAE Net of Collections Since Inception
HELOC	6	$3,657	$1,098	$629
CES	7	5,068	1,435	1,556

Total	13	$8,725	$2,533	$2,185

Total net of reinsurance				$2,113

As of March 31, 2012, we expect to pay an additional $149 million (on a present value basis) on these transactions and expect to receive a total of $340 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. In addition, we expect to receive $1.1 billion (on a present value basis) as of March 31, 2012 from the contractual obligation of the sellers/servicers to repurchase ineligible mortgage loans, which is reported in “Loan repurchase commitments” under “Assets of consolidated variable interest entities” on the consolidated balance sheets.

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

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Structured finance and international insurance segment expenses for the three months ended March 31, 2012 and 2011 are presented in the following table:

	Three Months Ended March 31,		Percent Change
In millions	2012	2011	2012 vs. 2011
Gross expenses	$58	$38	53%

Amortization of deferred acquisition costs	$27	$33	-18%
Operating	57	37	54%

Total insurance operating expenses	$84	$70	20%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for the three months ended March 31, 2012 compared with the same period of 2011 due to a significant increase in legal and litigation related costs and an increase in costs associated with insured CDS contracts.

The decrease in the amortization of deferred acquisition costs for the three months ended March 31, 2012 compared with the same period of 2011 principally reflects the acceleration of deferred costs into earnings in prior periods as policies were terminated. Operating expenses increased for the three months ended March 31, 2012 compared with the same period of 2011 as a result of the increase in gross expenses. We did not defer a material amount of policy acquisition costs during the first quarter of 2012 or 2011. Policy acquisition costs in these periods were related to premium taxes and assessments on installment policies written in prior periods.

INSURED PORTFOLIO EXPOSURE The credit quality of our structured finance and international insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. The following table presents the credit quality distribution of our structured finance and international gross par outstanding as of March 31, 2012 and 2011. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

In millions	Gross Par Outstanding as of March 31,
	2012		2011
Rating	Amount	%	Amount	%
AAA	$38,907	29.2%	$54,599	29.5%
AA	9,887	7.4%	19,299	10.4%
A	25,902	19.5%	32,070	17.3%
BBB	32,092	24.1%	39,931	21.5%
Below investment grade	26,381	19.8%	39,415	21.3%

Total(1)	$133,169	100.0%	$185,314	100.0%

(1) - Includes gross par outstanding of $11.5 billion and $17.9 billion related to our consolidated VIEs as of March 31, 2012 and 2011, respectively.

As of March 31, 2012, total structured finance and international gross par outstanding rated A or above, before giving effect to MBIA’s guarantee, was 56% compared with 57% as of March 31, 2011. Additionally, as of March 31, 2012 and 2011, 20% and 21%, respectively, of gross par outstanding was rated below investment grade.

Structured Finance and International Insurance Selected Portfolio Exposures

The following is a summary of selected significant exposures within the insured portfolio of our structured finance and international insurance segment. The Company has large exposures to many of these sectors. Moreover, many of these sectors are and have been considered volatile over the past several years. As described below, considerable incurred losses and future expected payments are attributable to many of these sectors.

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

MBIA Corp.’s $64.4 billion CDO portfolio represented 48% of its total insured gross par outstanding of $133.2 billion as of March 31, 2012. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions
Collateral Type	Gross Par Outstanding as of March 31, 2012
Multi-sector CDOs(1)	$6.0
Investment grade CDOs and structured corporate credit pools	28.4
High yield corporate CDOs	6.4
Commercial real estate pools and CRE CDOs	23.6

Total	$64.4

(1) - Includes one multi-sector CDO-squared transaction with gross par of $132 million as of March 31, 2012.

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

Generally, we are subject to a claim on a multi-sector CDO when the subordination in the underlying securities collateralizing MBIA Corp.’s insured tranche is fully eroded and the subordination below MBIA Corp.’s insured tranche in the CDO transaction (“Insured Tranche Subordination”) is fully eroded. MBIA Corp.’s payment obligation after a default generally insures current interest and ultimate principal.

Total gross par exposure in our multi-sector CDO portfolio was $37.3 billion as of December 31, 2007. Since the end of 2007 through March 31, 2012, our multi-sector CDO gross par exposure has decreased by approximately $31.3 billion primarily from negotiated commutations of $19.8 billion in gross par and contractual terminations without any payment from MBIA Corp. of $5.4 billion in gross par. The remaining reduction was due to the amortization and maturity of transactions. As of March 31, 2012, our gross par exposure to multi-sector CDOs was $6.0 billion and represented 9% of MBIA Corp.’s CDO exposure and 5% of MBIA Corp.’s total gross par insured.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured multi-sector CDO transactions:

$ in millions				Collateral as a % of Performing Pool Balance as of March 31, 2012
Year Insured	# of CDOs	Gross Par Outstanding		Other Collateral	RMBS	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)
CDOs of High-Grade U.S. ABS
2003	1	$132	(1)	100%	0%	100%	34.4%	10.0%	$(15)
2004	2	422		70%	30%	100%	0.0-8.7%	10.0-13.0%	(37)
2005	1	715		32%	68%	100%	0.0%	20.0%	(160)
2006	3	1,364		44%	56%	100%	0.0%	12.0-14.0%	(314)
2007	1	1,100		100%	0%	100%	0.0%	13.0%	(397)

Subtotal	8	3,733							(923)

CDOs of Mezzanine U.S. ABS
2000	1	1		62%	38%	100%	100.0%	21.4%	-
2002	6	482		63%	37%	100%	0.0-80.3%	13.8-28.1%	-
2003	4	492		57%	43%	100%	0.0-59.0%	21.5-29.8%	-
2004	3	314		41%	59%	100%	0.0%	25.0-30.5%	(24)

Subtotal	14	1,289							(24)

Total	22	5,022							(947)
		338		Multi-Sector CDO European Mezzanine and Other Collateral (1 CDO)					(24)
		638		Multi-Sector CDO insured in the Secondary Market prior to 2005 (32 CDOs)					-

Grand Total		$5,998							$(971)

(1) This transaction is multi-sector CDO squared.

Our multi-sector CDOs are classified into CDOs of high-grade U.S. ABS, including one CDO-squared transaction, and CDOs of mezzanine U.S. ABS. As of March 31, 2012, gross par outstanding on MBIA Corp.-insured CDOs of high-grade U.S. ABS totaled $3.7 billion. The majority of the collateral contained within this category is RMBS. Original Insured Tranche Subordination levels in these transactions ranged from 10% to 20% compared with current Insured Tranche Subordination levels of 0% to 34.4%. As of March 31, 2012, gross par outstanding on MBIA Corp.-insured CDOs of mezzanine U.S. ABS totaled $1.3 billion and the majority of the collateral consisted of RMBS and CMBS. Original Insured Tranche Subordination levels in these transactions ranged from 13.8% to 30.5% compared with current Insured Tranche Subordination levels that range from 0% to 100%.

The significant erosion of Insured Tranche Subordination in our multi-sector CDO transactions principally resulted from the underperformance of RMBS and CDO collateral. As discussed above, the erosion of Insured Tranche Subordination in these transactions increases the likelihood that MBIA Corp. will pay claims. As of March 31, 2012, there were credit impairment estimates for 28 classified multi-sector CDO transactions for which MBIA Corp. expects to incur actual net claims in the future (15 of which are insured in the secondary market), representing 51% of all MBIA Corp.-insured multi-sector CDO transactions (including both CDS and non-CDS contracts). Of the remaining transactions, 18% are on our Caution List and 31% continue to perform at or close to our original expectations. In the event of further performance deterioration of the collateral referenced or held in our multi-sector CDO transactions, the amount of credit impairments could increase materially.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of March 31, 2012, the ratings distribution of our insured multi-sector CDO transactions is presented in the following table. These ratings are intended to reflect the past and expected future performance of the underlying collateral within each transaction.

Insured Exposure Rating(1)	Original	Current
AAA	100%	0%
AA	0%	2%
A	0%	0%
BBB	0%	6%
Below investment grade	0%	92%

Total	100%	100%
(1) - All ratings are current. Ratings are derived using the most conservative rating among Moody’s, S&P or internal ratings.

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

Our investment grade corporate CDO exposure references pools of predominantly investment grade corporate credits. Additionally, some of these pools may include limited exposure to other asset classes, including structured finance securities (such as RMBS and CDOs). Most of our investment grade corporate CDO policies guarantee coverage of losses on collateral assets once Insured Tranche Subordination in the form of a deductible has been eroded, and are generally highly customized structures. Our gross par exposure to investment grade corporate CDOs of $28.4 billion represents 44% of MBIA Corp.’s CDO exposure and 21% of MBIA Corp.’s total gross par insured. The Company’s insured investment grade corporate CDOs have experienced Insured Tranche Subordination erosion due to the default of underlying referenced corporate obligors, as well as certain structured finance securities, but we currently do not expect losses on MBIA Corp.’s insured tranches. As of March 31, 2012, the collateral amount in the portfolio exceeds the gross par outstanding as a result of credit enhancement (such as over-collateralization and Insured Tranche Subordination).

Our gross par of insured investment grade corporate CDOs includes $13.1 billion that was typically structured to include buckets (typically 30% to 35% of the overall CDO) of references to specific tranches of other investment grade corporate CDOs (monotranches). In such transactions, MBIA Corp.’s insured investment grade corporate CDOs include, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The referenced monotranches in such CDOs were typically rated double-A and sized to approximately 3% of the overall reference risk pool. The inner referenced monotranches are not typically subject to acceleration and do not give control rights to a senior investor. The inner referenced monotranches have experienced Insured Tranche Subordination erosion due to the default of their referenced corporate assets.

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured investment grade corporate CDOs and structured corporate credit pool transactions:

$ in millions			As of March 31, 2012
Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Other Collateral	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)
2005	6	$9,077	92%	8%	100%	10.9-25.1%	14.0-27.5%	$(455)
2006	4	6,932	94%	6%	100%	11.4-21.7%	16.0-25.0%	(488)
2007	10	12,414	98%	2%	100%	11.9-27.9%	15.0-30.0%	(370)

Subtotal	20	28,423						(1,313)
		26	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (3 CDOs)					-

Grand Total		$28,449						$(1,313)

High Yield Corporate CDOs

Our high yield corporate CDO portfolio, totaling $6.4 billion of gross par exposure, largely comprises middle-market/special-opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). Our gross par exposure to high yield corporate CDOs represents 10% of MBIA Corp.’s CDO exposure and 5% of MBIA Corp.’s total gross par insured as of March 31, 2012.

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

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured high yield corporate CDO transactions:

$ in millions			As of March 31, 2012

Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability) (1)
2003	1	$161	100%	14.9%	24.2%	$-
2004	2	3,015	100%	46.8-74.0%	22.0-33.3%	-
2005	1	895	100%	27.0%	21.8%	-
2006	2	802	100%	35.4-81.1%	33.3-49.0%	-
2007	3	1,468	100%	28.6-30.7%	32.0-34.0%	0

Subtotal	9	6,341				0
		90	High Yield Corporate CDO insured in the Secondary Market prior to 2003 (4 CDOs)			-

Grand Total		$6,431				$0

(1) - Net derivative amounts are immaterial due to the positive performance of the credit derivative transactions.

Commercial Real Estate Pools and CRE CDOs

As of March 31, 2012, we had $23.6 billion of gross par exposure to the CRE sector through insured structured transactions primarily comprising CRE collateral. Our CRE portfolio can be largely sub-divided into two distinct categories: structured CMBS pools and CRE CDOs. In addition, MBIA Corp. insures approximately $3.3 billion in CRE loan pools, primarily comprising European assets, some of which are subject to commutation agreements. These CRE loans are not included in the following “Structured CMBS Pools” and “CRE CDOs” sections. Subsequent to March 31, 2012, MBIA Corp. agreed to commute $4.3 billion of gross insured CRE exposure.

During the three months ended March 31, 2012 and since March 31, 2012, the Company agreed to early settlements which totaled $4.9 billion related to CRE exposure in all three categories of the CRE sector.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of credit impairments on our CRE pools and CDO exposure, including the methodology used to calculate these impairments.

Structured CMBS Pools

As of March 31, 2012, our gross par exposure to structured CMBS pools totaled $19.2 billion and represented approximately 14% of MBIA Corp.’s total gross par insured. Since the end of 2007 through March 31, 2012, our structured CMBS pools gross par exposure has decreased by approximately $21.0 billion, primarily from negotiated commutations and early settlements. Our structured CMBS pool insured transactions are pools of CMBS bonds, Real Estate Investment Trust (“REIT”) debt and other CRE CDOs structured with first loss deductibles such that MBIA Corp.’s obligation attached at a minimum of a triple-A level when the policies were issued. The deductible sizing was a function of the underlying collateral ratings and certain structural attributes. MBIA Corp.’s guarantees for most structured CMBS pool transactions cover losses on collateral assets once the deductibles have been eroded. These deductibles provide credit enhancement and subordination to MBIA’s insured position.

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

The following table presents the collateral as a percentage of the pool balances, as well as the current deductible, as of March 31, 2012 for all MBIA Corp.-insured structured CMBS pool transactions:

$ in millions			As of March 31, 2012
Year Insured	# of Pools	Gross Par Outstanding	CMBS	REIT Debt	Other	Total	Current Deductible	Original Deductible	Net Derivative / Asset (Liability)
2003	1	$105	68%	24%	8%	100%	40.7%	26.0%	$-
2006	5	1,729	97%	0%	3%	100%	10.0-41.0%	10.0-54.2%	(111)
2007	19	17,364	96%	0%	4%	100%	5.0-84.8%	5.0-82.3%	(1,837)

Subtotal	25	19,198							(1,948)
		51	Structured CMBS Pools insured in the Secondary Market prior to 2005 (3 pools)						-

Grand Total		$19,249							$(1,948)

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

In addition, we have experienced ratings erosion in the total CMBS collateral underlying our insured static pools. Whereas approximately 33.3% of the total CMBS collateral underlying the pools outstanding as of March 31, 2012 was originally rated BBB and below and approximately 44.0% was originally rated AAA, 63.8% of the total CMBS collateral underlying these pools as of March 31, 2012 was rated below investment grade. The higher risk of the collateral that was originally rated BBB and below was intended to be offset by the diversification in the collateral pool and the level of the deductible, whereas pools backed by all AAA collateral benefited from diversification and required smaller deductibles. In all cases, regardless of the underlying collateral rating, MBIA Corp.’s insured position was rated AAA at origination of the transaction by at least Moody’s, S&P or Fitch.

Currently, we insure nine static CMBS pools, having $6.3 billion of gross par outstanding as of March 31, 2012, that were originally insured in 2006 and 2007, and in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower. The remainder of the collateral in these nine pools consisted of higher rated CMBS bonds, REIT debt and other securities. The BBB and below rated CMBS bonds underlying these nine pools had original credit enhancement levels that ranged from 0.0% to 9.0% with an original weighted average credit enhancement level of 3.2%, compared to credit enhancement levels that range from 0.0% to 85.0% with a weighted average credit enhancement level of 2.3% as of March 31, 2012. MBIA Corp.’s original policy level deductibles for these nine insured pools ranged from 23.0% to 82.3% with an original weighted average deductible by gross par outstanding of 37.9%, compared to deductibles that range from 14.5% to 84.8% with a weighted average deductible by gross par outstanding of 32.4% as of March 31, 2012. As of March 31, 2012, most of MBIA Corp.’s estimated credit impairments for our static CMBS pools relate to a subset of these nine pools.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the vintage and original rating composition of the CMBS collateral in our static CMBS pools:

	CMBS Collateral Vintage
Original Rating	2004 and Prior	2005	2006	2007	Total
AAA	6.7%	3.6%	21.4%	12.3%	44.0%
AA	0.0%	0.0%	0.8%	2.7%	3.5%
A	0.0%	2.0%	14.2%	3.0%	19.2%
BBB	1.7%	4.8%	16.5%	4.6%	27.6%
Below investment grade or not rated	2.4%	1.5%	0.8%	1.0%	5.7%

Total	10.8%	11.9%	53.7%	23.6%	100.0%

As of March 31, 2012, our structured CMBS pool portfolio comprised approximately 41,600 loans. The current weighted average debt service coverage ratio (“DSCR”) of underlying mortgage loans in the CMBS pools was 1.51 based on net operating income derived from the most recent property level financial statements (based on 31.1% of the properties having provided 2011 financial statements and 84.2% having provided partial 2011 or 2010 financial statements) compared with an average DSCR of 1.69 as of March 31, 2011. Many properties experienced significant declines in financial performance over the past year resulting in the percentage of properties with a DSCR less than 1.0 increasing from nearly 15.5% as of March 31, 2011 to 17.5% as of March 31, 2012. The weighted average loan-to-value ratio was 81% as of March 31, 2012 compared with 80% as of December 31, 2011 and 77% as of March 31, 2011. The majority of the loans are long-term and fixed-rate in nature. Approximately 21.5% of the loans will mature within the next three years. The weighted average DSCR of those loans was 1.79 based on the latest available financial statements. Approximately seven percent of the loans mature in the next twelve months and these loans have a weighted average DSCR of 2.09. Transaction deductibles range from 5% to 85% and underlying bond level credit enhancement generally ranges from 0% to 30% or higher, both of which are structural factors that were intended to minimize potential losses.

Delinquencies have increased markedly in the CRE market over the last three years given the economic climate and the shortage of financing. As of March 31, 2012, 30-day and over delinquencies increased in the fixed-rate conduit CMBS market to 8.9% and increased in MBIA Corp.’s insured static pooled CMBS portfolio to 11.3%. The higher delinquency rate in MBIA Corp.’s portfolio was primarily due to a concentration in the 2006 and early 2007 vintages. Additionally, the market includes newer vintage transactions from 2010 to 2012, which have virtually no delinquencies. Although we have also seen stabilization in the pace of increases in the delinquency rate over the past several months, some of the deceleration is attributable to the loan modifications and extensions granted by the special servicers for these CMBS loans as well as increased liquidations. The special servicers are responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process with the objective of maximizing proceeds for all bondholders by avoiding or minimizing loan level losses.

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

CRE CDOs

As of March 31, 2012, our gross par exposure to CRE CDOs totaled $4.3 billion and represented approximately 3% of MBIA Corp.’s total gross par insured. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt, and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. Most of these transactions benefit from typical CDO structural features such as cash diversion triggers, collateral quality tests, and manager replacement provisions. Typically, MBIA Corp. guarantees timely interest and ultimate principal of these CDOs. As with our other insured CDOs, these transactions were generally structured with credit protection originally rated triple-A, or a multiple of triple-A, below our guarantee. As of March 31, 2012, our CRE CDO insured portfolio did not contain any CDOs of ABS exposures. Some of the CRE CDO transactions do contain some RMBS collateral, but overall this comprises 3% of the collateral in the CRE CDO portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Within our CRE CDO portfolio, we had three transactions with 2006 or 2007 vintage collateral totaling $1.3 billion of gross par outstanding as of March 31, 2012 in which substantially all of the collateral originally comprised BBB or BBB- rated tranches of CMBS. While these transactions were designed to include managed portfolios, trading has been minimal since inception. Two of these transactions, totaling $948 million, will be commuted pursuant to commutation agreements executed in 2011 and subsequent to the end of the first quarter of 2012. The Company no longer has material credit risk exposure to these two transactions.

The following table presents the collateral as a percentage of the performing pool balances as of March 31, 2012 for all MBIA Corp.-insured CRE CDO transactions:

$ in millions			As of March 31, 2012
Year Insured	# of CRE CDOs	Gross Par Outstanding	CMBS	Whole Loans	REIT Debt	Other	Total	Current Enhancement	Original Enhancement	Net Derivative/ Asset (Liability)
2004	2	$42	61%	0%	23%	16%	100%	19.6-35.2%	22.0-22.4%	$-
2005	1	79	89%	0%	3%	8%	100%	38.7%	22.7%	(2)
2006	9	1,667	36%	47%	6%	11%	100%	0.0-66.6%	24.0-50.0%	(77)
2007	9	2,519	62%	21%	5%	12%	100%	0.0-53.7%	20.0-60.0%	(157)

Total	21	$4,307								$(236)

U.S. Public Finance and Structured Finance and International Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of March 31, 2012 for our U.S. public finance and structured finance and international insurance operations:

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	LOC / Trust Accounts	Reinsurance Recoverable (1)

Assured Guaranty Corp.	AA- (Stable Outlook)	Aa3 (Ratings Under Review)	$3,096	$-	$15
Assured Guaranty Re Ltd.	AA- (Stable Outlook)	A1 (Ratings Under Review)	539	5	-
Overseas Private Investment Corporation	AA+ (Negative Outlook)	Aaa (Negative Outlook)	344	-	-

Export Development Canada	AAA (Stable Outlook)	Aaa (Stable Outlook)	73	1	-

Others	A+ or above	A1 or above	89	1	0

Total			$4,141	$7	$15

(1) - Total reinsurance recoverable of $15 million comprised recoverables on paid and unpaid losses of $1 million and $14 million, respectively.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of March 31, 2012, the total amount available under these letters of credit and trust arrangements was $7 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of March 31, 2012, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $4.1 billion compared with $4.3 billion as of December 31, 2011. Of the $4.1 billion of ceded par outstanding as of March 31, 2012, $2.5 billion was ceded from our U.S. public finance insurance segment and $1.6 billion was ceded from our structured finance and international insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. As of March 31, 2012, the total amount for which National would be liable in the event that the reinsurers of MBIA Corp. were unable to meet their obligations is $2.5 billion. For Financial Guaranty Insurance Company (“FGIC”) policies assigned to National from MBIA Insurance Corporation, National maintains the right to receive third-party reinsurance totaling $8.9 billion.

Advisory Services

Our asset management advisory business is primarily conducted through Cutwater. Cutwater offers advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its other subsidiaries.

The following table summarizes the results and assets under management of our advisory services segment for the three months ended March 31, 2012 and 2011. These results include revenues and expenses from transactions with the Company’s insurance, corporate, and wind-down operations.

	Three Months Ended March 31,		Percent Change
In millions	2012	2011	2012 vs. 2011
Net investment income	$0	$0	n/m
Fees	13	15	-13%

Total revenues	13	15	-13%
Operating expenses	17	16	6%

Pre-tax income (loss)	$(4)	$(1)	n/m

Ending assets under management:
Third-party	$20,601	$26,347	-22%
Insurance and corporate	7,522	9,013	-17%
Asset/liability products and conduits	7,470	5,612	33%

Total ending assets under management	$35,593	$40,972	-13%

n/m - Percentage change not meaningful.

For the three months ended March 31, 2012, the increase in pre-tax loss compared with the same period of 2011 was primarily driven by a decrease in advisory fees due to declines in asset balances managed for third parties.

Average third-party assets under management for the three months ended March 31, 2012 and 2011 were $21.0 billion and $26.2 billion, respectively. As of March 31, 2012, third-party ending assets under management were $20.6 billion, a decrease of $1.7 billion from December 31, 2011 and a decrease of $5.7 billion from March 31, 2011. The decrease in third-party assets was principally due to a decline in our pool products, which resulted from lower operating balances at the state and local government level and the continued low interest rate environment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Corporate

General corporate activities are conducted through our corporate segment. Our corporate operations primarily consist of holding company activities, including our service company, Optinuity Alliance Resources Corp. (“Optinuity”). Revenues and expenses for Optinuity are included in the results of our corporate segment. Optinuity provides support services such as management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, among others, to our corporate segment and other operating businesses on a fee-for-service basis.

The following table summarizes the consolidated results of our corporate segment for the three months ended March 31, 2012 and 2011. These results include revenues and expenses that arise from general corporate activities and from providing support to our other segments.

	Three Months Ended March 31,		Percent Change 2012 vs. 2011
In millions	2012	2011
Net investment income	$1	$0	n/m
Fees	23	23	0%
Net gains (losses) on financial instruments at fair value and foreign exchange	5	23	-78%

Total revenues	29	46	-37%

Operating	25	26	-4%
Interest	14	15	-7%

Total expenses	39	41	-5%

Pre-tax income (loss)	$(10)	$5	n/m

n/m - Percentage change not meaningful.

Net gains (losses) on financial instruments at fair value and foreign exchange for the periods presented are primarily related to changes in the fair value of outstanding warrants issued on MBIA Inc. common stock. These changes were attributable to fluctuations in MBIA Inc.’s stock price and volatility, which are used in the valuation of the warrants. Partially offsetting the gains for the three months ended March 31, 2012 were losses on the sale of investments.

Wind-down Operations

We operate an asset/liability products business in which we historically issued debt and investment agreements insured by MBIA Corp. to capital markets and municipal investors. The proceeds of the debt and investment agreements were used initially to purchase assets that largely matched the duration of those liabilities. We also operate a conduit business in which we historically funded transactions by issuing debt insured by MBIA Corp. The rating downgrades of MBIA Corp. resulted in the termination and collateralization of certain derivatives and investment agreements and, together with the rising cost and declining availability of funding and liquidity within many of the asset classes in which proceeds were invested, caused the Company to begin winding down its asset/liability products and conduit businesses in 2008. Since the downgrades of MBIA Corp., we have not issued debt in connection with either business and, as a result, the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate or are repurchased by us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Asset/Liability Products

The following table presents the results of our asset/liability products segment for the three months ended March 31, 2012 and 2011. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Three Months Ended March 31,		Percent Change
In millions	2012	2011	2012 vs. 2011
Net investment income	$17	$23	-26%
Net gains (losses) on financial instruments at fair value and foreign exchange	(73)	(83)	-12%
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(52)	(7)	n/m
Other-than-temporary impairments recognized in accumulated other comprehensive loss	(3)	(4)	-25%

Net investment losses related to other-than-temporary impairments	(55)	(11)	n/m
Net gains (losses) on extinguishment of debt	-	24	-100%
Other net realized gains (losses)	-	4	-100%
Revenues of consolidated VIEs:
Net investment income	-	(3)	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	-	10	-100%

Total revenues	(111)	(36)	n/m

Operating	4	3	33%
Interest expense	31	33	-6%

Total expenses	35	36	-3%

Pre-tax income (loss)	$(146)	$(72)	103%

n/m - Percentage change not meaningful.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS For the three months ended March 31, 2012, total net investment losses related to other-than-temporary impairments increased compared with the same period of 2011 primarily as a result of impairing certain securities to their fair value as we intend to sell these securities before a recovery of their value to amortized cost. Refer to the “Liquidity” section included herein for additional information about impaired investments.

NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT For the three months ended March 31, 2011, net gains (losses) on extinguishment of debt included gains from the repurchases of medium-term notes (“MTNs”) issued by the Company.

BOOK VALUE As of March 31, 2012, our asset/liability products segment had a deficit of total assets to total liabilities of $542 million compared with a deficit of $725 million as of December 31, 2011. Assets primarily comprising cash and investments at market value and tax receivables totaled $3.6 billion and $3.8 billion as of March 31, 2012 and December 31, 2011, respectively. Investments were comprised of securities with an average credit quality rating of A1. Liabilities primarily comprising principal and accrued interest outstanding on investment agreements and MTN obligations, securities sold under agreements to repurchase, a loan from an affiliate and derivative liabilities totaled $4.1 billion and $4.5 billion as of March 31, 2012 and December 31, 2011, respectively. The decrease in total liabilities primarily resulted from scheduled amortizations of debt.

In addition to our asset/liability products segment’s GAAP book value deficit, we also analyze the segment’s adjusted book value deficit (“ALM Adjusted BV Deficit”), a non-GAAP measure. We consider ALM Adjusted BV Deficit a measure of the amount by which liabilities expected to be cash settled exceed assets expected to be cash settled as of the balance sheet date on an amortized cost basis. This deficit represents a potential cash short-fall upon the extinguishment of the selected liabilities as of the balance sheet date without regard to the timing of cash flows. As such, it does not reflect future operating income or losses, particularly those that may be generated from selling assets above or below their amortized costs and from repurchasing debt at discounts. The ALM Adjusted BV Deficit is based on assets and liabilities included in our asset/liability products segment’s GAAP balance sheet, but do not include all balances required by GAAP. The Company believes this measure is useful in analyzing liquidity risk, in conjunction with other measures, within our asset/liability products segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of March 31, 2012, ALM Adjusted BV Deficit was $783 million compared with $591 million as of December 31, 2011. The increase in ALM Adjusted BV Deficit was driven primarily by losses from sales of investments and other-than-temporary impairments of assets and a negative spread of investment income to interest expense. We expect ALM Adjusted BV Deficit to continue to increase as a result of on-going expected operating losses. Our ability to resolve this deficit will depend on our ability to successfully implement our strategies. There can be no assurance that we will be successful in implementing our strategies or that such strategies will provide adequate liquidity to meet all payment obligations. Refer to the “Liquidity” section included herein for a discussion about the liquidity position of MBIA Inc. as it relates to the asset/liability products segment.

The following table provides a reconciliation of our asset/liability products segment’s GAAP book value deficit to ALM Adjusted BV Deficit:

In millions	As of March 31, 2012	As of December 31, 2011
Asset/liability products segment’s GAAP book value	$(542)	$(725)
Additions to GAAP book value:
Intersegment payable	-	223	(1)
Subtractions from GAAP book value:
Net unrealized (gains) losses on financial instruments	403	588
Deferred income tax benefit	(644)	(677)

Total adjustments	(241)	134

ALM Adjusted BV Deficit	$(783)	$(591)

(1) - Represents amounts owed by the asset/liability products activities of MBIA Inc. to the corporate activities of MBIA Inc., which the corporate activities of MBIA Inc. recorded as contributed capital to the asset/liability products activities in the first quarter of 2012.

Conduits

The following table presents the results of our conduit segment for the three months ended March 31, 2012 and 2011. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Three Months Ended March 31,		Percent Change
In millions	2012	2011	2012 vs. 2011
Revenues of consolidated VIEs:
Net investment income	$3	$4	-25%
Net gains (losses) on financial instruments at fair value and foreign exchange	-	1	-100%

Total revenues	3	5	-40%

Expenses of consolidated VIEs:
Operating	0	1	-100%
Interest	4	5	-20%

Total expenses	4	6	-33%

Pre-tax income (loss)	$(1)	$(1)	0%

Our conduit segment is principally operated through Meridian. Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits.

For the three months ended March 31, 2012, total revenues and total expenses decreased slightly compared with the same period of 2011 as a result of the repayment of assets and extinguishment of liabilities within Triple-A One Funding Corporation.

As of March 31, 2012 and December 31, 2011, our conduit segment’s investments (including cash) totaled $1.1 billion and $1.5 billion, respectively and our conduit segment’s debt obligations totaled $1.1 billion and $1.5 billion, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2012 and 2011 are presented in the following table:

	Three Months Ended March 31,
In millions	2012	2011
Pre-tax income (loss)	$21	$(1,763)
Provision (benefit) for income taxes	$11	$(489)
Effective tax rate	52.4%	27.7%

For the three months ended March 31, 2012, the Company’s effective tax rate applied to its pre-tax loss was higher than the U.S. statutory tax rate of 35% primarily due to an increase in the Company’s valuation allowance against its deferred tax assets.

For the three months ended March 31, 2011, the Company’s effective tax rate applied to our pre-tax loss was lower than the U.S. statutory tax rate of 35% as a result of interim tax accounting principles, which treat the tax effect of certain items as discrete to the quarter. This was offset by the benefit of the reversal of a portion of our valuation allowance, tax-exempt interest income from investments, and income earned in non-U.S. jurisdictions, which was taxed at less than 35%.

Refer to “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the Company’s valuation allowance against deferred tax assets and its accounting for tax uncertainties.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Insurance Corporation. Total capital resources were $3.7 billion and $3.5 billion as of March 31, 2012 and December 31, 2011, respectively. MBIA Inc. utilizes its capital resources to support the business activities of its subsidiaries. As of March 31, 2012, MBIA Inc.’s investments in subsidiaries totaled $3.5 billion.

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by, the State of New York. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of U.S. STAT and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct. U.S. STAT differs from GAAP in a number of ways. Refer to the statutory accounting practices note to consolidated financial statements of National and MBIA Corp. within exhibits 99.2 and 99.3, respectively, of MBIA Inc.’s annual report on Form 10-K for the year ended December 31, 2011 for an explanation of the differences between U.S. STAT and GAAP.

National

Capital and Surplus

National reported total statutory capital of $2.9 billion as of March 31, 2012 compared with $2.8 billion as of December 31, 2011. As of March 31, 2012, statutory capital comprised $1.4 billion of contingency reserves and $1.5 billion of policyholders’ surplus. The increase in National’s statutory capital is primarily due to statutory net income of $39 million for the three months ended March 31, 2012. Consistent with our plan to transform our insurance business, the Company received approval from the NYSDFS to reset National’s unassigned surplus to zero, which was effective January 1, 2010. As of March 31, 2012, National’s unassigned surplus was $898 million. In October 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the approval of the surplus reset. Refer to “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a discussion of this action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Insurance Corporation—Capital and Surplus” section for additional information about contingency reserves under the New York Insurance Law (“NYIL”). National’s policyholders’ surplus was $1.5 billion as of March 31, 2012. National’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, incurred losses would reduce policyholders’ surplus.

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

National is subject to NYIL with respect to the payment of dividends as described above. National had a positive earned surplus as of March 31, 2012, which provides National with dividend capacity. National did not declare or pay any dividends during the first quarter of 2012. In connection with the court proceeding challenging the approval of the National surplus reset described above, we agreed that National will not pay dividends during the current adjournment of the proceeding (i.e., through June 19, 2012). In addition, in connection with the approval of a release of excessive contingency reserves as of December 31, 2011 in MBIA Insurance Corporation, the Company has agreed that National will not pay dividends without the prior approval of the NYSDFS prior to July 19, 2013 (i.e., for an additional fifteen months after the expiration of the then current adjournment period).

National’s statutory policyholders’ surplus was lower than its GAAP shareholder’s equity by $2.1 billion as of March 31, 2012. U.S. STAT differs from GAAP in certain respects. Refer to “Note 12: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of National within exhibit 99.2 of MBIA Inc.’s annual report on Form 10-K for the year ended December 31, 2011 for an explanation of the differences between U.S. STAT and GAAP.

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

National’s CPR, and components thereto, as of March 31, 2012 and December 31, 2011 are presented in the following table:

In millions	As of March 31, 2012	As of December 31, 2011
Policyholders’ surplus	$1,488	$1,424
Contingency reserves	1,378	1,385

Statutory capital	2,866	2,809
Unearned premium reserve	2,397	2,485
Present value of installment premiums(1)	234	239

Premium resources(2)	2,631	2,724
Net loss and LAE reserves(1)	(2)	(3)
Salvage reserves	172	161

Gross loss and LAE reserve	170	158

Total claims-paying resources	$5,667	$5,691

(1) - Calculated using a discount rate of 4.77% as of March 31, 2012 and December 31, 2011.

(2) - Includes financial guarantee and insured credit derivative related premiums.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National’s total CPR as of March 31, 2012 of $5.7 billion remained flat compared with December 31, 2011, as net income and an increase in salvage reserves were offset by decreases in unearned premiums.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $1.9 billion as of March 31, 2012 compared with $2.3 billion as of December 31, 2011. As of March 31, 2012, statutory capital comprised $495 million of contingency reserves and $1.4 billion of policyholders’ surplus. For the three months ended March 31, 2012, MBIA Insurance Corporation had a statutory net loss of $510 million, primarily due to losses and LAE incurred, interest expense recorded on its surplus notes, and realized losses from the impairment of an investment, partially offset by net premiums earned. MBIA Insurance Corporation’s policyholders’ surplus as of March 31, 2012 includes a negative unassigned surplus of $656 million.

As of March 31, 2012, MBIA Insurance Corporation recognized estimated recoveries of $2.1 billion, net of reinsurance and income taxes at a rate of 35%, on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions. These expected insurance recoveries represented 112% of MBIA Insurance Corporation’s statutory capital (defined as policyholders’ surplus plus contingency reserves) as of March 31, 2012. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Executive Overview—Economic and Financial Market Trends and MBIA’s Business Outlook” included herein for factors that may influence MBIA Corp.’s ability to realize these recoveries.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. MBIA Insurance Corporation’s policyholders’ surplus was $1.4 billion as of March 31, 2012. MBIA Insurance Corporation’s policyholders’ surplus is expected to grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. In addition, MBIA Insurance Corporation’s policyholders’ surplus could be enhanced by the settlement, commutation or repurchase of insured transactions at prices less than its statutory loss reserves for such transactions. Conversely, incurred losses or an inability to collect on our ineligible mortgage loan put-back claims would reduce policyholders’ surplus.

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves, and 50% of its loss reserves and unearned premium reserves, in certain qualifying assets. Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. Pursuant to approval granted by the NYSDFS in accordance with NYIL, as of March 31, 2012, MBIA Insurance Corporation released to surplus an aggregate of $196 million of excessive contingency reserves. Absent this release, MBIA Insurance Corporation would have had a short-fall of $196 million of qualifying assets used to meet its requirement as a result of its use of cash to pay claims and to effect commutations, and as a result of the failure of certain mortgage originators to honor contractual obligations to repurchase ineligible mortgage loans from securitizations MBIA Corp. had insured. Including the above release, pursuant to approvals granted by the NYSDFS in accordance with NYIL, MBIA Insurance Corporation released to surplus an aggregate of $1.1 billion of excessive contingency reserves during 2011 and 2012.

In connection with MBIA Corp. obtaining approval from the NYSDFS to release excessive contingency reserves as discussed above, MBIA Corp. agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Corp. has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends in the near term. In addition, as noted above, in connection with the approval of the December 31, 2011 contingency reserve release, National agreed that it would not pay any dividends without prior approval from the NYSDFS until July 19, 2013 (which was fifteen months after the expiration of the period during which National had then agreed not to pay dividends in connection with the court proceeding challenging the approval of National’s unassigned surplus reset).

MBIA Insurance Corporation’s statutory policyholders’ surplus is higher than its GAAP shareholders’ equity by $1.6 billion as of March 31, 2012. U.S. STAT differs from GAAP in certain respects. Refer to “Note 15: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of MBIA Corp. within exhibit 99.3 of MBIA Inc.’s annual report on Form 10-K for the year ended December 31, 2011 for an explanation of the differences between U.S. STAT and GAAP.

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

MBIA Insurance Corporation’s CPR, and components thereto, as of March 31, 2012 and 2011 are presented in the following table:

In millions	As of March 31, 2012	As of December 31, 2011
Policyholders’ surplus	$1,368	$1,597
Contingency reserves	495	706

Statutory capital	1,863	2,303

Unearned premium reserve	621	607
Present value of installment premiums(1)	1,193	1,226

Premium resources(2)	1,814	1,833

Net loss and LAE reserves(1)	(2,067)	(2,266)
Salvage reserves(3)	4,328	4,249

Gross loss and LAE reserve	2,261	1,983

Total claims-paying resources	$5,938	$6,119

(1) - Calculated using a discount rate of 5.59% as of March 31, 2012 and December 31, 2011.

(2) - Includes financial guarantee and insured credit derivative related premiums.

(3) - This amount primarily consists of expected recoveries related to the Company’s put-back claims.

MBIA Insurance Corporation’s total CPR as of March 31, 2012 was $5.9 billion compared with $6.1 billion as of December 31, 2011. The decrease in CPR is primarily due to loss payments associated with insured RMBS securitizations.

LIQUIDITY

As a financial services company, MBIA has been materially adversely affected by conditions in global financial markets. Current conditions and events in these markets, in addition to the failure by the originators of RMBS to repurchase the ineligible mortgage loans in securitizations that we had insured, have put substantial stress on our liquidity resources.

We have utilized a liquidity risk management framework, the primary objectives of which are to monitor liquidity positions and projections in our legal entities and guide the matching of liquidity resources to needs. We monitor our cash and liquid asset resources using stress-scenario testing. Members of MBIA’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity cushions on an enterprise-wide basis. As part of our liquidity risk management framework, we evaluate and manage liquidity on a legal-entity basis to take into account the legal, regulatory and other limitations on available liquidity resources within the enterprise.

The majority of our liquidity management efforts focus on:

•

The liquidity resources of MBIA Inc., which are subject to uncertainty in the timing and amount of cash inflows from dividends paid by National and MBIA Corp., the necessity of having to support the liquidity needs of the asset/liability products business, and potential cross-defaults of holding company debt with other obligations in the consolidated group. The asset/liability products business of MBIA Inc. is subject to ongoing negative cash flow and has a deficit of invested assets to liabilities. In addition, the liquidity resources of MBIA Inc. are subject to collateralization requirements in connection with the liabilities it has issued to third parties and affiliates and in connection with third-party derivative contracts;

•

The liquidity resources of MBIA Corp., which are subject to payments on insured exposures, and in some cases may be large bullet payments; payments to counterparties in consideration for the commutation of insured transactions; and delays in the collection of contract claim recoveries related to ineligible mortgage loans in certain insured transactions. MBIA Corp. is currently subject to negative cash flow as a result of these payments and delays in collecting recoveries; and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

•

The liquidity resources of National, for which we have not observed material liquidity risk to date, but which are exposed to unexpected loss payments on its insured transactions and potential negative cash flow, and liquidity support arrangements with its affiliates.

In order to address these liquidity risks and efficiently manage liquidity across the entire enterprise, certain of our subsidiaries which are less liquidity constrained have entered into intercompany agreements that provide resources to subsidiaries that are more liquidity constrained. These resources include intercompany agreements described further below between our primary insurance subsidiaries and between these insurance subsidiaries and the asset/liability products business (through MBIA Inc.), which in each case were approved by the NYSDFS and are subject to ongoing monitoring by the NYSDFS.

Key Intercompany Lending Agreements

National Secured Loan

National provided the National Secured Loan to MBIA Insurance Corporation in order to enable MBIA Insurance Corporation to fund settlements and commutations of its insurance policies. This loan was approved by the NYSDFS as well as by the boards of directors of MBIA Inc., MBIA Insurance Corporation and National. The National Secured Loan has a fixed annual interest rate of 7% and a maturity date of December 2016. As of March 31, 2012, the outstanding principal amount under this loan was $1.1 billion. MBIA Insurance Corporation has the option to defer payments of interest when due by capitalizing interest amounts to the loan balance, subject to the collateral value exceeding certain thresholds. MBIA Insurance Corporation has elected to defer the interest payment due under the loan. MBIA Insurance Corporation’s obligation to repay the loan is secured by a pledge of collateral having an estimated value in excess of the notional amount of the loan as of March 31, 2012, which collateral comprised the following future receivables of MBIA Corp.: (i) its right to receive put-back recoveries related to ineligible mortgage loans included in its insured second-lien RMBS transactions; (ii) future recoveries on defaulted insured second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions; and (iii) future installment premiums. Since March 31, 2012, MBIA Insurance Corporation borrowed an additional $443 million under the National Secured Loan with the approval of the NYSDFS at the same terms of the original loan to fund additional commutations of its insurance policies. MBIA Insurance Corporation may seek to borrow additional amounts under the loan in the future. Any such increase or other amendment to the terms of the loan would be subject to regulatory approval by the NYSDFS.

Asset Swap

National maintains the Asset Swap (simultaneous repurchase and reverse repurchase agreements) with MBIA Inc. for up to $2.0 billion based on the fair value of securities borrowed. The Asset Swap provides MBIA Inc. with eligible assets to pledge under investment agreement and derivative contracts in the asset/liability products business. As of March 31, 2012, the notional amount utilized under each of these agreements was $1.0 billion and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $1.0 billion and $1.1 billion, respectively. The net average interest rate on these transactions was 0.88% and 0.23% for the three months ended March 31, 2012 and 2011, respectively. The NYSDFS approved the Asset Swap in connection with the re-domestication of National to New York. National has committed to the NYSDFS to use commercially reasonable efforts to reduce the amount of the Asset Swap over time.

MBIA Corp. Secured Loan

MBIA Corp., as lender, maintains a master repurchase agreement, the MBIA Corp. Secured Loan, with MBIA Inc. for the benefit of MBIA Inc.’s asset/liability products business, which totaled $2.0 billion at inception and was scheduled to mature in May 2012, as amended. The average interest rate on the MBIA Corp. Secured Loan was 2.53% for the three months ended March 31, 2012. As of March 31, 2012, the amount outstanding under the MBIA Corp. Secured Loan was $300 million and the fair value of the collateral pledged by MBIA Inc. to MBIA Corp. under this agreement was $166 million. In May 2012, the outstanding balance of the MBIA Corp. Secured Loan was repaid in full. Also in May 2012, the NYSDFS approved the maturity extension of the MBIA Corp. Secured Loan to May 2013 with a maximum outstanding amount of $450 million, subject to MBIA Corp. obtaining prior approval from the NYSDFS for any draws under the facility.

Conduit Repurchase Agreement

MBIA Inc. maintains a repurchase agreement with Meridian (“Conduit Repurchase Agreement”), under which $1.0 billion notional amount may be utilized, subject to a pledge of collateral. The Conduit Repurchase Agreement had an average interest rate during the three months ended March 31, 2012 of 2.51%. As of March 31, 2012, the notional amount utilized by MBIA Inc. under this agreement and the fair value of the collateral pledged by MBIA Inc. were $55 million and $63 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

MBIA Inc. Liquidity

MBIA Inc.’s liquidity resources support our corporate and asset/liability products segments. The activities of MBIA Inc. consist of holding and managing investments, servicing outstanding corporate debt instruments, investment agreements and MTNs issued by the asset/liability products and conduits segments, posting collateral under financing and hedging arrangements and investment agreements, making payments and collateral postings related to interest rate and foreign exchange swaps, and paying operating expenses. The primary sources of cash within MBIA Inc. used to meet its liquidity needs include available cash and liquid assets not subject to collateral posting requirements, scheduled principal and interest on assets held in its investment portfolio, dividends from subsidiaries, payments under tax sharing agreements with these subsidiaries (once the payments become unrestricted) and the ability to issue debt and equity. There can be no assurance as to the amount and timing of any such dividends or payments under the tax sharing agreements. MBIA Inc.’s corporate debt, investment agreements, MTNs, and derivatives may be accelerated by the holders of such instruments upon the occurrence of certain events, such as a breach of covenant or representation, a bankruptcy of MBIA Inc. or the filing of an insolvency proceeding with respect to MBIA Corp. MBIA Inc.’s obligations under its loans from GFL may be accelerated only upon the occurrence of a bankruptcy or liquidation of MBIA Inc. Refer to “Note 11: Business Segments” in the Notes to Consolidated Financial Statements for a description of the GFL loans. In the event of any acceleration of our obligations, including under our corporate debt, investment agreements, MTNs, or derivatives, we likely would not have sufficient liquid resources to pay amounts due with respect to our corporate debt and other obligations that are not already collateralized.

During the three months ended March 31, 2012, pursuant to the tax sharing agreement, National settled with MBIA Inc. its taxes related to the 2010 and 2011 tax years of $1 million and $11 million, respectively. In addition, National paid to MBIA Inc. estimated 2012 taxes of $23 million. Consistent with the tax sharing agreement, these amounts were placed in an escrow account until the expiration of National’s two-year net operating loss (“NOL”) carry-back period under U.S. tax rules. At the expiration of National’s carry-back period, any funds remaining after any reimbursement to National in respect of any NOL carry-backs would be available for general corporate purposes, including to satisfy any other obligations under the tax sharing agreement. As of March 31, 2012, $293 million remained in escrow for the 2010 through 2012 tax years.

MBIA Inc. is subject to material liquidity risks and uncertainty. To mitigate these risks, we seek to maintain cash and liquid investments in excess of our expected cash requirements in a multi-year period. We seek to maintain cash and liquidity resources that we believe will be sufficient to make all payments due on our obligations and to meet other financial requirements, such as posting collateral, at least through the next twelve months.

Liquidity risk within MBIA Inc. is primarily a result of the following factors:

•

Currently, the majority of the assets of MBIA Inc. are pledged against investment agreement liabilities, intercompany and third-party financing arrangements and derivatives, which limit its ability to raise liquidity through asset sales. In addition, if the market value or rating eligibility of the assets which are pledged against these obligations were to decline, we would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. In such event, we may sell additional assets, potentially with substantial losses, finance unencumbered assets through intercompany or third-party facilities, or use free cash or other assets, in some cases with NYSDFS approval, although there can be no assurance that these strategies will be available or adequate to meet liquidity requirements.

•

The ALM Adjusted BV Deficit was $783 million as of March 31, 2012, which increased from $591 million as of December 31, 2011. This deficit is a result of selling investments at losses, and may further increase as a result of selling investments and terminating interest rates swaps at losses in the future. In addition, this deficit is expected to increase as a result of on-going expected operating losses. This deficit will need to be reversed prior to the maturity of the liabilities in order to ensure that there are sufficient funds available to fully retire the liabilities. We expect that MBIA Inc. will be able to eliminate the deficit prior to the maturity of the related liabilities from distributions from its operating subsidiaries and by raising third-party capital, although there can be no assurance that MBIA Inc. will be able to eliminate the deficit through such means.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Because the majority of MBIA Inc.’s assets are pledged against the obligations described above, the widening of credit spreads would have an adverse impact on the market value of these assets and increase collateralization requirements for the portfolio. The following table presents the estimated pre-tax change in fair value of the asset/liability products business’ assets as of March 31, 2012 from instantaneous shifts in credit spread curves. This table assumes that all credit spreads move by the same amount; however, it is more likely that the actual changes in credit spreads will vary by investment sector and individual security. The table presents hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads.

Change in Credit Spreads
(Asset/Liability Products Business)

In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$ 210	$ 67	$ (64)	$ (233)

In the three months ended March 31, 2012, MBIA Inc. maintained three intercompany financing facilities to provide it with additional resources to meet its liquidity requirements within the asset/liability products business: the Asset Swap, the MBIA Corp. Secured Loan and the Conduit Repurchase Agreement. Refer to the preceding “Key Intercompany Lending Agreements” section for a description of these facilities.

Stressed credit market conditions for the remainder of 2012 could cause MBIA Inc. to have insufficient resources to cover collateral and/or other liquidity requirements. Management has identified certain actions to mitigate this risk. These contingent actions include: (1) additional sales of encumbered and other invested assets exposed to credit spread stress risk, which may occur at losses and increase the deficit of invested assets to liabilities; (2) termination and settlement of interest rate swap agreements; and (3) other available advances from subsidiaries. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk. In the event that we cannot implement the contingent actions identified above to raise liquidity, or eliminate the deficit, we may have insufficient assets to make all payments on our obligations as they come due, which could result in a default by MBIA Inc. on its obligations and the potential for MBIA Corp., as guarantor of the investment agreements and GFL MTNs, to be called upon to satisfy obligations on those instruments as they come due.

As of March 31, 2012, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $482 million and comprised cash and liquid assets of $251 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $231 million not pledged directly as collateral in its asset/liability products activities. As of December 31, 2011, MBIA Inc. had $386 million of cash and liquid assets comprising $226 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $160 million not pledged directly as collateral for its asset/liability products activities. We believe this liquidity position provides MBIA Inc. with sufficient funds to cover expected obligations at least through the next twelve months.

MBIA Corp. Liquidity

Liquidity available in the structured finance and international insurance segment is affected by our ability to collect on receivables associated with loss payments, the payment of claims on insured exposures, payments made to commute insured exposure, the repayment of the National Secured Loan, a reduction in investment income, any unanticipated expenses, or the impairment or a significant decline in the fair value of invested assets. We may also experience liquidity constraints as a result of NYIL requirements that we maintain specified, high quality assets to back our reserves and surplus.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Payment requirements for the structured finance and international financial guarantee contracts fall into three categories: (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; and (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted, which payments are unscheduled and therefore more difficult to predict, and which category applies to most of the transactions on which we have recorded loss reserves. Insured transactions that require payment in full of the principal insured at maturity could present liquidity risks for MBIA Corp. since payment of the principal is due at maturity but any salvage could be recovered over time after payment of the principal amount. MBIA Corp. has insured transactions with substantial principal amounts due at maturity that are scheduled to mature in the near term. While MBIA Corp. expects the transactions to be refinanced on or prior to the maturity date, there is no assurance that such refinancing will occur. In the event that the refinancing does not occur, MBIA Corp. will be required to pay the full insured principal amount at maturity. MBIA Corp. is generally required to satisfy claims within one to three business days, and as a result seeks to identify potential claims in advance through our monitoring process. While our financial guarantee policies generally cannot be accelerated, thereby mitigating liquidity risk, the insurance of CDS contracts may, in certain events, including the insolvency or payment default of the insurer or the issuer of the CDS, be subject to termination by the counterparty, triggering a claim for the fair value of the contract. In order to monitor liquidity risk and maintain appropriate liquidity resources, we use the same methodology as we use to monitor credit quality and losses within our insured portfolio, including stress scenarios. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of our loss process. Additionally, our structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes.

Since the fourth quarter of 2007 through March 31, 2012, MBIA Corp. has made $10.9 billion of cash payments, before reinsurance and collections and excluding LAE (including payments made to debt holders of consolidated VIEs), associated with second-lien RMBS securitizations and with commutations and claim payments relating to CDS contracts. These cash payments include loss payments of $785 million made on behalf of MBIA Corp.’s consolidated VIEs. Of the $10.9 billion, MBIA Corp. has paid $6.4 billion of gross claims (before reinsurance and collections and excluding LAE) on policies insuring second-lien RMBS securitizations, driven primarily by an extensive number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers.

MBIA Corp. is seeking to enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations and has recorded a total of $3.2 billion of related expected recoveries on its consolidated balance sheets as of March 31, 2012, including expected recoveries recorded in our consolidated VIEs. These put-back claims have been disputed by the loan sellers/servicers and are the subject of certain litigations discussed more fully in “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements. There is some risk that the sellers/servicers or other responsible parties might not be able to fully satisfy any judgment we secure in litigation. Further, there can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Such risks are contemplated in the scenarios we utilize to calculate recoveries, which are recognized on our consolidated balance sheets. We believe that we have adequate liquidity resources to provide for anticipated cash outflows; however, if we do not realize or are delayed in realizing these expected recoveries, we may not have adequate liquidity to fully execute the strategy to reduce future potential economic losses by commuting policies and purchasing instruments issued or guaranteed by us, or to repay any intercompany borrowings.

A portion of the commutation payments made since the fourth quarter of 2011 were financed through the National Secured Loan. MBIA Insurance Corporation’s ability to repay the loan and any accrued interest will be primarily predicated on MBIA Corp.’s ability to collect on its future receivables, including its ability to successfully enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations it insured.

MBIA Corp. also insures third-party holders of our asset/liability products segment’s obligations. If we were unable to meet payment or collateral requirements associated with these obligations, the holders thereof could make claims under the MBIA Corp. insurance policies. In 2008, to provide additional liquidity to the asset/liability products business, MBIA Corp. lent $2.0 billion to the segment on a secured basis under the MBIA Corp. Secured Loan, the outstanding balance of which loan was $300 million as of March 31, 2012. In May 2012, the outstanding balance of the MBIA Corp. Secured Loan was repaid in full. Also in May 2012, the NYSDFS approved the maturity extension of the MBIA Corp. Secured Loan to May 2013 with a maximum outstanding amount of $450 million, subject to MBIA Corp. obtaining prior approval from the NYSDFS for any draws under the facility.

As of March 31, 2012, MBIA Corp. held cash and available-for-sale investments of $1.3 billion, of which $329 million comprised cash and highly liquid assets. As of December 31, 2011, MBIA Corp. held cash and available-for-sale investments of $1.5 billion, of which $534 million comprised cash and highly liquid assets. We believe that MBIA Corp.’s liquidity resources, including expected cash inflows, will adequately provide for anticipated cash outflows. In the event of unexpected liquidity requirements, we may have insufficient resources to meet our obligations or insufficient qualifying assets to support our surplus and reserves, and may seek to increase our cash holdings position by selling or financing assets, or raising external capital, and there can be no assurance that we will be able to draw on these additional sources of liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

National Liquidity

Despite continued adverse macroeconomic conditions in the U.S., the incidence of default among U.S. public finance issuers remains extremely low and we believe that the liquidity position of our U.S. public finance insurance segment is sufficient to meet cash requirements in the ordinary course of business.

Liquidity risk arises in our U.S. public finance insurance segment primarily from the following:

•

The insurance policies issued or reinsured by National, the entity from which we conduct our U.S. public finance insurance business, provide unconditional and irrevocable guarantees of payments of the principal of, and interest or other amounts owing on, insured obligations when due; or, in the event that the insurance company has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon the insurance company’s election to accelerate. In the event of a default in payment of principal, interest or other insured amounts by an issuer, National generally promises to make funds available in the insured amount within one to three business days following notification. In some cases, the amount due can be substantial, particularly if the default occurs on a transaction to which National has a large notional exposure or on a transaction structured with large, bullet-type principal maturities. The fact that the U.S. public finance insurance segment’s financial guarantee contracts generally cannot be accelerated by a party other than the insurer helps to mitigate liquidity risk in this segment.

•

National has entered into certain intercompany transactions to support the liquidity needs of its affiliates. These transactions include the National Secured Loan to MBIA Insurance Corporation and the Asset Swap through which National provides liquid assets to our asset/liability products business. As a result of these transactions, National is subject to repayment risk, which may adversely affect its liquidity. The repayment of the National Secured Loan will primarily be predicated on MBIA Corp.’s ability to successfully enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations it insured. In addition, changes in the market value of securities sold to National under its Asset Swap with the asset/liability products business may adversely affect its liquidity position if the asset/liability business were unable to pledge additional eligible assets in order to meet minimum required collateral amounts.

•

Our U.S. public finance insurance segment requires cash for the payment of operating expenses. Declines in operating cash inflows due to the absence of new business writings, declines in cash inflows from investment income, unanticipated expenses, or an impairment or significant decline in the fair value of invested assets could negatively impact its liquidity position.

National held cash and short-term investments of $780 million as of March 31, 2012, of which $690 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. As of December 31, 2011, National held cash and short-term investments of $771 million, of which $703 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. With the exception of its loan to MBIA Insurance Corporation, most of National’s investments, including those encumbered by the Asset Swap, are liquid and highly rated.

Consolidated Cash Flows

Operating Cash Flows

For the three months ended March 31, 2012, net cash used by operating activities totaled $233 million compared with $546 million for the same period of 2011. The Company’s net use of cash in the first three months of 2012 was largely related to loss payments on financial guarantee insurance policies insuring RMBS exposure, interest paid on long-term debt, and operating expenses, partially offset by investment income received. The Company’s net use of cash in the first three months of 2011 was largely related to payments for commutations of CDS contracts, loss payments on financial guarantee insurance policies insuring RMBS exposure, interest paid on long-term debt, and operating expenses, partially offset by investment income received.

Investing Cash Flows

For the three months ended March 31, 2012, net cash provided by investing activities was $1.2 billion compared with $1.0 billion for the same period of 2011. Net cash provided by investing activities in the first three months of 2012 resulted from sales and redemptions of securities for purposes of funding insurance-related loss payments and repayments of long-term debt. Net cash provided by investing activities in the first three months of 2011 resulted from sales and redemptions of securities for purposes of funding commutations of insured derivative contracts, insurance-related loss payments, investment agreement withdrawals, and repayments of other debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Financing Cash Flows

For the three months ended March 31, 2012, net cash used by financing activities was $755 million compared with $606 million for the same period of 2011. Net cash used by financing activities in the three months of 2012 principally related to payments for the retirement of long-term debt and principal payments on VIE notes. Net cash used by financing activities in the first three months of 2011 principally related to principal payments on VIE notes, withdrawals of investment agreements, and payments for the retirement of other debt.

Investments

The following discussion of investments, including references to consolidated investments, excludes cash and investments reported under “Assets of consolidated variable interest entities” on our consolidated balance sheets. Cash and investments of VIEs support the repayment of VIE obligations and are not available to settle obligations of MBIA.

Our available-for-sale investments comprise high-quality fixed-income securities and short-term investments. As of March 31, 2012 and December 31, 2011 the fair values of our consolidated available-for-sale investments were $7.8 billion and $8.4 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of March 31, 2012 and December 31, 2011 were $711 million and $473 million, respectively.

In millions	As of March 31, 2012	As of December 31, 2011	Percent Change 2012 vs. 2011
Available-for-sale investments:
U.S. public finance insurance operations segment
Amortized cost	$3,654	$3,787	-4%
Unrealized net gain (loss)	119	108	10%

Fair value	3,773	3,895	-3%

Structured finance and international insurance operations
Amortized cost	1,043	1,361	-23%
Unrealized net gain (loss)	19	(15)	n/m

Fair value	1,062	1,346	-21%

Corporate segment
Amortized cost	540	448	21%
Unrealized net gain (loss)	(64)	(61)	5%

Fair value	476	387	23%

Advisory services
Amortized cost	15	17	-12%
Unrealized net gain (loss)	-	-	n/m

Fair value	15	17	-12%

Wind-down operations
Amortized cost	2,554	2,939	-13%
Unrealized net gain (loss)	(67)	(206)	-67%

Fair value	2,487	2,733	-9%

Total available-for-sale investments:
Amortized cost	7,806	8,552	-9%
Unrealized net gain (loss)	7	(174)	-104%

Total available-for-sale investments at fair value	7,813	8,378	-7%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

In millions	As of March 31, 2012	As of December 31, 2011	Percent Change 2012 vs. 2011
Investments carried at fair value:
U.S. public finance insurance operations segment
Amortized cost	168	165	2%
Unrealized net gain (loss)	(1)	(1)	0%

Fair value	167	164	2%

Structured finance and international insurance operations
Amortized cost	26	25	4%
Unrealized net gain (loss)	-	-	n/m

Fair value	26	25	4%

Corporate segment
Amortized cost	19	41	-54%
Unrealized net gain (loss)	2	(19)	-111%

Fair value	21	22	-5%

Advisory services
Amortized cost	3	3	0%
Unrealized net gain (loss)	-	-	n/m

Fair value	3	3	0%

Wind-down operations
Amortized cost	16	102	-84%
Unrealized net gain (loss)	-	(12)	-100%

Fair value	16	90	-82%

Total investments carried at fair value:
Amortized cost	232	336	-31%
Unrealized net gain (loss)	1	(32)	-103%

Total Investments carried at fair value	233	304	-23%

Held-to-maturity investments:
Structured finance and international insurance operations - amortized cost	1	1	0%

Total held-to-maturity investments at amortized cost	1	1	0%

Other investments at amortized cost:
U.S. public finance insurance operations segment	9	9	0%
Advisory services	1	1	0%

Total other investments at amortized cost	10	10	0%

Consolidated investments at carrying value	$8,057	$8,693	-7%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of March 31, 2012 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance		Structured Finance and International		Advisory Services		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Available-for-sale:
Aaa	$1,791	56%	$623	80%	$1	50%	$-	0%	$411	23%	$2,826	48%
Aa	1,009	31%	50	7%	-	0%	-	0%	330	19%	1,389	24%
A	270	8%	9	1%	1	50%	-	0%	571	33%	851	14%
Baa	129	4%	16	2%	-	0%	-	0%	299	17%	444	8%
Below investment grade	16	1%	44	6%	-	0%	92	79%	144	8%	296	5%
Not rated	3	0%	33	4%	-	0%	25	21%	9	0%	70	1%

Total	$3,218	100%	$775	100%	$2	100%	$117	100%	$1,764	100%	$5,876	100%
Short-term investments	550		279		13		359		679		1,880
Investments held-to-maturity	-		1		-		-		-		1
Investments held at fair value	167		26		3		21		16		233
Other investments	14		7		1		-		45		67

Consolidated investments at carrying value	$3,949		$1,088		$19		$497		$2,504		$8,057

As of March 31, 2012, the weighted average credit quality of the Company’s available-for-sale investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations
Weighted average credit quality ratings	Aa	Aa	Aa	Below investment grade	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of March 31, 2012, Insured Investments at fair value represented $1.0 billion or 13% of consolidated investments, of which $554 million or 7% of consolidated investments were Company-Insured Investments.

As of March 31, 2012, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range, and 4% of the total investment portfolio would be rated below investment grade in the Insured Investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The distribution of the Company’s Insured Investments by financial guarantee insurer as of March 31, 2012 is presented in the following table:

	U.S. Public		Structured Finance and				Wind-down
	Finance		International		Corporate		Operations		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$-	0%	$22	0%	$30	1%	$261	3%	$313	4%
National	133	2%	-	0%	-	0%	108	1%	241	3%
Assured Guaranty Municipal Corp.	69	1%	-	0%	-	0%	158	2%	227	3%
Ambac Financial Group, Inc.	27	0%	-	0%	41	1%	116	1%	184	2%
FGIC	3	0%	2	0%	15	0%	21	1%	41	1%
Other	3	0%	-	0%	-	0%	6	0%	9	0%

Total	$235	3%	$24	0%	$86	2%	$670	8%	$1,015	13%

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

The underlying ratings of the Company-Insured Investments as of March 31, 2012 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions
Underlying Ratings Scale	U.S. Public Finance Insurance	Structured Finance and International Insurance	Corporate	Wind-down Operations	Total
National:
Aaa	$-	$-	$-	$-	$-
Aa	54	-	-	23	77
A	42	-	-	36	78
Baa	37	-	-	49	86
Below investment grade	-	-	-	-	-

Total National	$133	$-	$-	$108	$241

MBIA Corp.:
Aaa	$-	$-	$-	$-	$-
Aa	-	-	-	87	87
A	-	-	-	17	17
Baa	-	-	-	105	105
Below investment grade	-	22	30	52	104

Total MBIA Corp.	$-	$22	$30	$261	$313

Total MBIA Insured Investments	$133	$22	$30	$369	$554

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of March 31, 2012, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range, the weighted average rating of only the Company-Insured Investments was in the Baa range, and 2% of the total investment portfolio was rated below investment grade in the Company-Insured Investments.

Impaired Investments

As of March 31, 2012 and December 31, 2011, we held impaired investments (investments for which fair value was less than amortized cost) with a fair value of $2.1 billion and $2.4 billion, respectively.

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

Debt Obligations

Principal payments due under our debt obligations in the nine months ending December 31, 2012 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. The repayment of principal on our surplus notes is reflected in 2013, the first call date. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of March 31, 2012, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of March 31, 2012
In millions	Nine Months Ended December 31, 2012	2013	2014	2015	2016	Thereafter	Total
Structured finance and international insurance segment:
Variable interest entity notes	$491	$608	$506	$1,204	$912	$7,787	$11,508
Surplus notes	-	940	-	-	-	-	940
Corporate segment:
Long-term debt	-	-	-	-	-	900	900
Asset/liability products segment:
Investment agreements	456	183	141	172	58	662	1,672
Medium-term notes	90	41	60	255	129	1,908	2,483
Securities sold under agreements to repurchase	149	-	-	-	-	-	149
Conduit segment:
Medium-term notes	-	-	172	-	606	325	1,103

Total	$1,186	$1,772	$879	$1,631	$1,705	$11,582	$18,755

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2012 from instantaneous shifts in interest rates:

	Change in Interest Rates

In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$(201)	$(99)	$(39)	$(56)	$(96)	$(143)

Foreign Exchange Sensitivity

Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2012 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(79)	$(39)	$39	$79

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2012 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. MBIA Corp.’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally change in an opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$100	$54	$(97)	$(303)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Credit Derivatives Sensitivity

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. All these transactions were insured by the Company’s structured finance and international insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of March 31, 2012, approximately 18% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s wind-down operations enter into single-name CDSs as part of its asset management activities. In the first quarter of 2012, the value of the Company’s credit derivative contracts was predominantly affected by improved collateral pricing and spreads partially offset by the effects of MBIA’s performance risk on its derivative liability. As risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

In the first quarter of 2012, the Company has observed a tightening of its own credit spreads. As changes in fair value can be caused by factors unrelated to the performance of MBIA’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting will cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

The following tables reflect sensitivities to changes in credit spreads, collateral prices, rating migrations, recovery rates and to changes in the Company’s own credit spreads and recovery rates. Each table stands on its own and should be read independently of each other. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of March 31, 2012. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads

In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$2,007	$613	$157	$-	$(164)	$(681)	$(2,082)
Estimated net fair value	$(2,488)	$(3,882)	$(4,338)	$(4,495)	$(4,659)	$(5,176)	$(6,577)

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

Since the Company is now using collateral prices as an input into the Direct Price Model for certain multi-sector insured CDOs, a sensitivity analysis below shows the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivatives portfolio of a 10% and 20% change in collateral prices as of March 31, 2012.

	Change in Collateral Prices
	(Structured Finance and International Insurance Operations)

In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$88	$44	$-	$(44)	$(88)

Estimated net fair value	$(4,407)	$(4,451)	$(4,495)	$(4,539)	$(4,583)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivatives portfolio of a one and three notch rating change in the credit quality as of March 31, 2012. A notch represents a one step movement up or down in the credit rating.

	Change in Credit Ratings
	(Structured Finance and International Insurance Operations)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$1,869	$347	$-	$(484)	$(1,010)
Estimated net fair value	$(2,626)	$(4,148)	$(4,495)	$(4,979)	$(5,505)

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of March 31, 2012.

	Change in Recovery Rates
	(Structured Finance and International Insurance Operations)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$416	$204	$-	$(197)	$(381)
Estimated net fair value	$(4,079)	$(4,291)	$(4,495)	$(4,692)	$(4,876)

Accounting principles for fair value measurements require the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivative portfolio using upfront credit spreads of 0%, an increase of 50%, and a decrease of 50%. The actual upfront spread used in the valuation as of March 31, 2012 ranged from 11.88% to 28.25% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Upfront Credit Spread
	(Structured Finance and International Insurance Operations)
In millions	Increase by 50 Percent	No Change	Decrease by 50 Percent	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$511	$-	$(865)	$(1,735)
Estimated net fair value	$(3,984)	$(4,495)	$(5,360)	$(6,230)

With the inclusion of the MBIA recovery rate in the calculation of nonperformance risk for the Company’s insured credit derivatives portfolio, the following sensitivity table presents the estimated pre-tax change in fair value of insured credit derivatives due to changes in that recovery rate. The values shown below reflect the approximate trading range of the MBIA recovery rate in the last few months.

	MBIA’s Recovery Rate
	(Structured Finance and International Insurance Operations)
In millions	Decrease to 25 Percentage Points	No Change	Increase to 50 Percentage Points
Estimated pre-tax net gains (losses)	$363	$-	$(219)
Estimated net fair value	$(4,132)	$(4,495)	$(4,714)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

MBIA Corp.’s insurance of structured credit derivatives typically remain in place until the maturity of the derivative. With respect to MBIA Corp.’s insured structured credit derivatives, in the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses should reverse before or at maturity of the contracts. Additionally, in the event of the termination and settlement of a contract prior to maturity, any resulting gain or loss upon settlement will be recorded in our consolidated financial statements. In February 2008, the Company announced its intention not to insure credit derivatives in the future, except in transactions that are intended to reduce its overall exposure to insured derivatives.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of the Company’s litigation and related matters, see “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part I, Item 1. In the normal course of operating its businesses, MBIA Inc. may be involved in various legal proceedings. As a courtesy, the Company posts on its website under the section “Legal Proceedings,” selected information and documents in reference to selected legal proceedings in which the Company is the plaintiff or the defendant. The Company will not necessarily post all documents for each proceeding and undertakes no obligation to revise or update them to reflect changes in events or expectations. The complete official court docket can be publicly accessed by contacting the clerk’s office of the respective court where each litigation is pending.

Item 1A. Risk Factors

There has been no material change in the Company’s risk factors during the three months ended March 31, 2012. For additional information on risk factors, refer to Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents repurchases made by the Company in each month during the first quarter of 2012:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions) (2)
January	600	$12.35	-	$23
February	1,585	11.68	-	23
March	1,000	9.66	-	23

Total	3,185	$11.17	-	23

(1) - 2,185 shares were repurchased by the Company in open market transactions for settling awards under the Company’s long-term incentive plans and 1,000 shares were purchased in open market transactions as an investment in the Company’s non-qualified deferred compensation plan.

(2) - On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

+31.1	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+99.1	Additional Exhibits - National Public Finance Guarantee Corporation and Subsidiaries GAAP Consolidated Financial Statements

+99.2	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries GAAP Consolidated Financial Statements

*101	Additional Exhibits - MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL

+	Filed Herewith
*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC. Registrant

Date: May 10, 2012	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: May 10, 2012	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)