Form 10-Q
period 2012-06-30
MBIA INC
filed 2012-08-08
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 2, 2012, 193,753,463 shares of Common Stock, par value $1 per share, were outstanding.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	June 30, 2012	December 31, 2011
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $4,724 and $6,259)	$4,912	$6,177
Fixed-maturity securities at fair value	227	295
Investments pledged as collateral, at fair value (amortized cost $397 and $642)	308	543
Short-term investments held as available-for-sale, at fair value (amortized cost $1,591 and $1,577)	1,596	1,571
Other investments (includes investments at fair value of $50 and $96)	61	107

Total investments	7,104	8,693
Cash and cash equivalents	269	473
Premiums receivable	1,262	1,360
Deferred acquisition costs	324	351
Insurance loss recoverable	3,212	3,046
Property and equipment, at cost (less accumulated depreciation of $142 and $139)	70	69
Deferred income taxes, net	1,396	1,745
Other assets	254	243
Assets of consolidated variable interest entities:
Cash	145	160
Investments held-to-maturity, at amortized cost (fair value $2,896 and $3,489)	3,051	3,843
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $567 and $473)	537	432
Fixed-maturity securities at fair value	1,733	2,884
Loans receivable at fair value	1,903	2,046
Loan repurchase commitments	1,032	1,077
Derivative assets	1	450
Other assets	2	1

Total assets	$22,295	$26,873

Liabilities and Equity
Liabilities:
Unearned premium revenue	$3,208	$3,515
Loss and loss adjustment expense reserves	835	836
Investment agreements	1,171	1,578
Medium-term notes (includes financial instruments carried at fair value $151 and $165)	1,566	1,656
Securities sold under agreements to repurchase	-	287
Long-term debt	1,837	1,840
Derivative liabilities	3,329	5,164
Other liabilities	407	391
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value $3,638 and $4,754)	7,227	8,697
Long-term debt	-	360
Derivative liabilities	186	825
Other liabilities	4	1

Total liabilities	19,770	25,150

Commitments and contingencies (See Note 13)
Equity:
Preferred stock, par value $1 per share; authorized shares - 10,000,000; issued and outstanding - none	-	-
Common stock, par value $1 per share; authorized shares - 400,000,000; issued shares - 275,479,642 and 274,896,162	275	275
Additional paid-in capital	3,071	3,072
Retained earnings	1,396	805
Accumulated other comprehensive income (loss), net of deferred tax of $9 and $105	36	(176)
Treasury stock, at cost - 81,732,274 and 81,752,966 shares	(2,275)	(2,276)

Total shareholders’ equity of MBIA Inc.	2,503	1,700
Preferred stock of subsidiary and noncontrolling interest	22	23

Total equity	2,525	1,723

Total liabilities and equity	$22,295	$26,873

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Premiums earned:
Scheduled premiums earned	$110	$116	$206	$243
Refunding premiums earned	61	33	103	43

Premiums earned (net of ceded premiums of $6, $3, $9 and $6)	171	149	309	286
Net investment income	60	95	122	209
Fees and reimbursements	20	11	27	25
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(428)	(191)	(432)	(546)
Unrealized gains (losses) on insured derivatives	1,203	116	1,506	(1,307)

Net change in fair value of insured derivatives	775	(75)	1,074	(1,853)
Net gains (losses) on financial instruments at fair value and foreign exchange	(6)	(103)	(25)	(127)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(2)	(6)	(55)	(13)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	(1)	(14)	(42)	(20)

Net investment losses related to other-than-temporary impairments	(3)	(20)	(97)	(33)
Net gains (losses) on extinguishment of debt	-	-	-	26
Other net realized gains (losses)	6	-	6	5
Revenues of consolidated variable interest entities:
Net investment income	17	16	34	34
Net gains (losses) on financial instruments at fair value and foreign exchange	(34)	22	(61)	(85)
Net gains (losses) on extinguishment of debt	33	-	33	-
Other net realized gains (losses)	-	3	-	3

Total revenues	1,039	98	1,422	(1,510)
Expenses:
Losses and loss adjustment	62	50	159	14
Amortization of deferred acquisition costs	15	23	28	39
Operating	78	75	235	150
Interest	71	75	145	150
Expenses of consolidated variable interest entities:
Operating	3	7	9	17
Interest	15	15	30	30

Total expenses	244	245	606	400

Income (loss) before income taxes	795	(147)	816	(1,910)
Provision (benefit) for income taxes	214	(284)	225	(772)

Net income (loss)	$581	$137	$591	$(1,138)

Net income (loss) per common share:
Basic	$2.99	$0.69	$3.05	$(5.70)
Diluted	$2.98	$0.68	$3.03	$(5.70)

Weighted average number of common shares outstanding:
Basic	193,926,953	199,295,797	193,700,328	199,602,865
Diluted	194,941,233	200,064,679	194,763,617	199,602,865

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$581	$137	$591	$(1,138)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period, net of tax of $52, $62, $60 and $98	82	118	126	227
Less: Reclassification adjustments for (gains) losses included in net income (loss), net of tax of $16, $6, $23 and $5	(29)	10	44	(10)

Unrealized gains (losses) on available-for-sale securities, net	53	128	170	217
Other-than-temporary impairments on available-for-sale securities:
Other-than-temporary impairments arising during the period, net of tax of $1, $2, $3 and $5	(1)	4	6	9
Less: Reclassification adjustments for other-than-temporary impairments included in net income (loss), net of tax of $3, $6, $18 and $8	6	11	32	15

Other-than-temporary impairments on available-for-sale securities, net	5	15	38	24
Unrealized gains (losses) on derivative instruments:
Unrealized gains (losses) on derivative instruments arising during the period, net of tax of $2, $1, $0 and $3	3	2	-	4
Less: Reclassification adjustments for (gains) losses included in net income (loss), net of tax of $1, $0, $9 and $1	1	1	16	2

Unrealized gains (losses) on derivative instruments, net	4	3	16	6
Foreign currency translation, net of tax of $0, $0, $2 and $5	-	-	(12)	(36)

Total other comprehensive income (loss)	62	146	212	211

Comprehensive income (loss)	$643	$283	$803	$(927)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Six Months Ended June 30, 2012

(In millions except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary and Noncontrolling Interest		Total Equity
	Common Stock
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, December 31, 2011	274,896,162	$275	$3,072	$805	$(176)	(81,752,966)	$(2,276)	$1,700	1,315	$23	$1,723

Net income	-	-	-	591	-	-	-	591	-	-	591
Other comprehensive income (loss)	-	-	-	-	212	-	-	212	-	-	212
Share-based compensation net of tax of $6	583,480	-	(1)	-	-	20,692	1	-	-	-	-
Change in noncontrolling interest in subsidiary	-	-	-	-	-	-	-	-	-	(1)	(1)

Balance, June 30, 2012	275,479,642	$275	$3,071	$1,396	$36	(81,732,274)	$(2,275)	$2,503	1,315	$22	$2,525

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Premiums, fees and reimbursements received	$160	$189
Investment income received	316	372
Insured derivative losses and commutations paid	(463)	(389)
Financial guarantee losses and loss adjustment expenses paid	(363)	(473)
Proceeds from reinsurance and recoveries	38	70
Operating and employee related expenses paid	(232)	(173)
Interest paid	(241)	(332)
Income taxes (paid) received	(5)	55

Net cash provided (used) by operating activities	(790)	(681)

Cash flows from investing activities:
Purchase of fixed-maturity securities	(1,587)	(3,551)
Sale and redemption of fixed-maturity securities	3,376	4,939
Proceeds from paydowns on variable interest entity loans	131	157
Redemptions of held-to-maturity investments	792	105
Sale (purchase) of short-term investments, net	122	605
Sale (purchase) of other investments, net	76	33
Consolidation (deconsolidation) of variable interest entities, net	(51)	(1)
(Payments) proceeds for derivative settlements	(83)	(44)
Collateral (to) from swap counterparty	(327)	-
Capital expenditures	(4)	(2)

Net cash provided (used) by investing activities	2,445	2,241

Cash flows from financing activities:
Proceeds from issuance of investment agreements	33	58
Payments for drawdowns of investment agreements	(432)	(428)
Issuance of medium-term notes	13	13
Principal paydowns of medium-term notes	(42)	(107)
Principal paydowns of variable interest entity notes	(797)	(695)
Payments for securities sold under agreements to repurchase	(287)	(84)
Payments for retirement of debt	(363)	(70)
Purchase of treasury stock	-	(25)
Contribution from noncontrolling interest and redemption of subsidiary preferred stock, net	-	10
Restricted stock awards settlements	1	(1)

Net cash provided (used) by financing activities	(1,874)	(1,329)

Net increase (decrease) in cash and cash equivalents	(219)	231
Cash and cash equivalents - beginning of period	633	1,130

Cash and cash equivalents - end of period	$414	$1,361

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$591	$(1,138)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	96	170
Deferred acquisition costs	27	37
Unearned premium revenue	(311)	(361)
Loss and loss adjustment expense reserves	(2)	(265)
Insurance loss recoverable	(166)	(126)
Current income taxes	(9)	60
Net investment losses related to other-than-temporary impairments	97	33
Realized losses and other settlements on insured derivatives	-	215
Unrealized (gains) losses on insured derivatives	(1,506)	1,307
Net (gains) losses on financial instruments at fair value and foreign exchange	86	212
Deferred income tax provision (benefit)	230	(777)
(Gains) losses on extinguishment of debt	(33)	(26)
Other operating	110	(22)

Total adjustments to net income (loss)	(1,381)	457

Net cash provided (used) by operating activities	$(790)	$(681)

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

Business Developments

As a result of insured losses and realized investment losses during the period from 2007 to June 30, 2012, the Company has seen ratings downgrades, a near cessation of new insurance business written by the Company, and increasing liquidity pressure. The Company has been unable to write meaningful amounts of new insurance business since 2008 and does not expect to write significant new insurance business prior to an upgrade of the credit ratings of its insurance subsidiaries. As of June 30, 2012, National was rated BBB with a developing outlook by Standard & Poor’s Financial Services LLC (“S&P”) and Baa2 with a negative outlook by Moody’s Investors Service, Inc. (“Moody’s”). As of June 30, 2012, MBIA Insurance Corporation was rated B with a negative outlook by S&P and B3 with a review for a possible downgrade by Moody’s.

During the six months ended June 30, 2012, the Company continued to seek to reduce both the absolute amount and the volatility of its obligations and potential future claim payments through the execution of commutations of insurance policies. The combination of payments to reduce liabilities, claims payments and the failure of certain mortgage originators to honor contractual obligations to repurchase ineligible mortgage loans from securitizations the Company insured has increased liquidity pressure on MBIA Inc. and MBIA Corp. As of June 30, 2012, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $336 million and comprised cash and liquid assets of $290 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $46 million not pledged directly as collateral for its asset/liability products activities. As of December 31, 2011, MBIA Inc. had $386 million of cash and liquid assets comprising $226 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $160 million not pledged directly as collateral for its asset/liability products activities. The Company believes this liquidity position provides MBIA Inc. with sufficient funds to cover expected obligations at least through the next twelve months.

As of June 30, 2012 and December 31, 2011, MBIA Corp.’s cash and liquid assets were $534 million. During the six months ended June 30, 2012, MBIA Corp. made $834 million in gross claim payments, and commuted $12.8 billion of gross insured exposure, primarily comprising structured commercial mortgage-backed securities (“CMBS”) pools, investment grade corporate collateralized debt obligations (“CDOs”), commercial real estate (“CRE”) CDOs, asset-backed securities (“ABS”) CDOs, and subprime residential mortgage-backed securities (“RMBS”) transactions, all of which were previously disclosed in MBIA Inc.’s Securities and Exchange Commission (“SEC”) filings. Claims payments primarily resulted from the failure of certain mortgage-backed securities (“MBS”) sponsors to honor contractual obligations to repurchase ineligible mortgage loans. The Company’s ability to commute insured transactions may be limited by available liquidity as determined based on management’s assessment. The Company currently evaluates different methodologies to mitigate liquidity stress, including intercompany lending arrangements and the monetization of illiquid assets.

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

Significant risks and uncertainties that could affect amounts reported in the Company’s financial statements in future periods include, but are not limited to, the following:

•

MBIA Corp.’s efforts to recover losses from the second-lien securitization originators could be delayed, settled at amounts below its contractual claims or potentially settled at amounts below those recorded on its balance sheets prepared under accounting principles generally accepted in the United States of America (“GAAP”) and statutory accounting principles (“U.S. STAT”). As of June 30, 2012 and December 31, 2011, the Company’s estimated recoveries after income taxes calculated at the federal statutory rate of 35%, were $2.1 billion and $2.0 billion, respectively, which was 83% and 119% of the consolidated total shareholders’ equity of MBIA, excluding preferred stock of subsidiaries and noncontrolling interests. As of June 30, 2012 and December 31, 2011, the related measures calculated under U.S. STAT were 125% and 89%, respectively, of the statutory capital of MBIA Corp. In addition, contractual claims could become subject to bankruptcy proceedings of the originators. On May 14, 2012, Residential Capital, LLC (“ResCap”), and its wholly-owned subsidiary companies, Residential Funding Company, LLC (“RFC”) and GMAC Mortgage LLC (“GMAC”) each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. MBIA has recorded put-back claims associated with RFC and GMAC. Accordingly, MBIA’s put-back claims are now subject to the ResCap bankruptcy proceeding. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about the Company’s second-lien RMBS loss recoveries.

•

MBIA Inc. may not have sufficient liquidity to make all payments due on its liabilities and to meet other financial requirements, such as posting collateral, primarily as a result of a deficit of invested assets to debt issued to third parties and affiliates. During the six months ended June 30, 2012, MBIA Inc.’s deficit increased as it realized losses from the sale and impairment of invested assets. In addition, it does not expect to receive dividends from its regulated insurance subsidiaries in the near term. If MBIA Inc. were required to continue to sell invested assets at their current market values in order to settle liabilities or to meet minimum required collateral amounts against liabilities, the deficit would increase further. In order to meet liquidity requirements, MBIA Inc. may also finance unencumbered assets through intercompany or third-party facilities, or use free cash or other assets, in some cases with New York State Department of Financial Services (“NYSDFS”) approval, although there can be no assurance that these strategies will be available or adequate. A failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp. Resolving the deficit will depend on the Company’s ability to receive distributions from its operating subsidiaries and/or raise third-party capital, and there can be no assurance that the Company will be successful in eliminating the deficit through these means, or that they will provide adequate liquidity. Refer to the following “Liquidity” section for additional information about MBIA Inc.’s liquidity position.

•

While MBIA Corp. has commuted most of its higher risk CMBS pool exposures, a single counterparty—Bank of America and its subsidiary Merrill Lynch—holds a significant amount of MBIA Corp.’s remaining CMBS pool exposures, including a substantial majority of MBIA Corp.’s CMBS pools originally insured in 2006 and 2007 primarily referencing BBB and lower rated collateral. MBIA Corp. has also recorded its largest put-back asset against Bank of America Corp. and certain of its subsidiaries including Countrywide Home Loans, Inc. While MBIA Corp. has recorded loss reserves for the CMBS exposures, no material claims have been made to date. Bank of America/Merrill Lynch is also one of the two remaining plaintiffs in the litigation challenging the establishment of National (“Transformation Litigation”) (for a discussion of the Transformation Litigation, see “Note 13: Commitments and Contingencies”). As a result, the amount MBIA Corp. may ultimately collect from Bank of America/Countrywide on their put-back obligations in any litigation settlement could be impacted by potential commutation payments on these CMBS exposures and developments in the Transformation Litigation. Likewise, MBIA Corp.’s ability to commute these CMBS exposures may be impacted by developments in the put-back litigation with these entities and the Transformation Litigation. There can be no assurance that any such settlement or commutation will occur or that any such settlement or commutation, if it occurred, would be consummated within the estimates of expected recoveries or loss payments associated with these exposures that are recorded in the Company’s consolidated financial statements. In addition, due to the deterioration in MBIA Corp.’s CMBS exposures, primarily in those exposures held by Bank of America/Merrill Lynch, there is an increased likelihood that MBIA Corp. will experience claims on those exposures, which claims could be substantial. Depending on the amount of such claims and the amounts of claims on other policies issued by MBIA Corp., MBIA Corp. may not have sufficient liquid assets to pay such claims in the absence of a settlement with Bank of America/Merrill Lynch and the commutation of the CMBS exposures held by Bank of America/Merrill Lynch or in the absence of the collection of other substantial put-back recoverables.

•

If the U.S. economy weakens, commercial real estate values decline or commercial real estate servicer behavior does not continue to mitigate potential or actual credit losses in line with current trends, MBIA Corp. could incur substantial losses in that sector, primarily on the Bank of America/Merrill Lynch CMBS exposures described above. As of June 30, 2012, MBIA Corp. had CMBS pool and CRE CDO insured par exposure of approximately $15.7 billion and $2.5 billion, respectively, excluding approximately $2.9 billion of CRE loan pools, primarily comprising European assets. Since the end of 2007 through June 30, 2012, MBIA Corp.’s CMBS pool and CRE CDO gross par exposure has decreased by approximately $35.9 billion, of which $32.9 billion resulted from negotiated commutations and early settlements. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about the Company’s estimate of CMBS credit impairments.

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

•

While MBIA Corp. has settled a substantial portion of its insured ABS CDO exposure at levels, on average, within MBIA Corp.’s previously established statutory loss reserves related to those exposures, further economic stress might cause increases in MBIA Corp.’s loss estimates on its remaining exposure. As of June 30, 2012, MBIA Corp.’s ABS CDO gross par outstanding was approximately $4.6 billion, and had decreased approximately $32.7 billion since 2007.

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

As of June 30, 2012, the Company had $2.5 billion of shareholders’ equity and MBIA Insurance Corporation and National had $1.7 billion and $3.0 billion, respectively, of statutory capital. Statutory capital, defined as policyholders’ surplus and contingency reserves, is a key measure of an insurance company’s financial condition under insurance laws and regulations. Failure to maintain adequate levels of statutory surplus and total statutory capital could lead to intervention by the Company’s insurance regulators in its operations and constitute an event of default under certain of the Company’s contracts, thereby materially and adversely affecting the Company’s financial condition and results of operations. Pursuant to approval granted by the NYSDFS in accordance with New York Insurance Law (“NYIL”), as of March 31, 2012, MBIA Insurance Corporation released to surplus an aggregate of $196 million of excessive contingency reserves.

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

The majority of the Company’s liquidity management efforts focus on:

•

The liquidity resources of MBIA Inc., which are subject to: uncertainty in the timing and amount of cash inflows from dividends paid by National and MBIA Corp.; the necessity of having to support the liquidity needs of the asset/liability products business; and potential cross-defaults of holding company debt with other obligations in the consolidated group. The asset/liability products business of MBIA Inc. is subject to ongoing negative cash flow and has a deficit of invested assets to liabilities. In addition, the liquidity resources of MBIA Inc. are subject to collateralization requirements in connection with the liabilities it has issued to third parties and affiliates and in connection with third-party derivative contracts;

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

•

The liquidity resources of MBIA Corp. which are subject to: payments on insured exposures that in some cases may be large bullet payments; an increased likelihood that MBIA Corp. will experience claims on its CMBS exposures, primarily in those exposures held by Bank of America/Merrill Lynch, due to the deterioration in such exposures; payments to counterparties in consideration for the commutation of insured transactions; and delays in the collection of contract claim recoveries related to ineligible mortgage loans in certain insured transactions. MBIA Corp. is currently subject to negative cash flow as a result of these payments and delays in collecting recoveries; and

•

The liquidity resources of National, for which the Company has not observed material liquidity risk to date, but which are exposed to unexpected loss payments on its insured transactions and potential negative cash flow, and liquidity support arrangements with its affiliates.

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

Key Intercompany Lending Agreements

National Secured Loan

National provided a secured loan to MBIA Insurance Corporation (“National Secured Loan”) in order to enable MBIA Insurance Corporation to fund settlements and commutations of its insurance policies. This loan was approved by the NYSDFS as well as by the boards of directors of MBIA Inc., MBIA Insurance Corporation and National. The National Secured Loan has a fixed annual interest rate of 7% and a maturity date of December 2016. As of June 30, 2012, the outstanding principal amount under this loan was $1.6 billion. MBIA Insurance Corporation has the option to defer payments of interest when due by capitalizing interest amounts to the loan balance, subject to the collateral value exceeding certain thresholds. MBIA Insurance Corporation has elected to defer the interest payments due under the loan. MBIA Insurance Corporation’s obligation to repay the loan is secured by a pledge of collateral having an estimated value in excess of the notional amount of the loan as of June 30, 2012, which collateral comprised the following future receivables of MBIA Corp.: (i) its right to receive put-back recoveries related to ineligible mortgage loans included in its insured second-lien RMBS transactions; (ii) future recoveries on defaulted insured second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions; and (iii) future installment premiums. During the six months ended June 30, 2012, MBIA Insurance Corporation borrowed an additional $443 million under the National Secured Loan with the approval of the NYSDFS at the same terms as the original loan to fund additional commutations of its insurance policies. MBIA Insurance Corporation may seek to borrow additional amounts under the loan in the future. Any such increase or other amendment to the terms of the loan would be subject to regulatory approval by the NYSDFS.

Asset Swap

National maintained simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with MBIA Inc. for up to $2.0 billion based on the fair value of securities borrowed. The Asset Swap provides MBIA Inc. with eligible assets to pledge under investment agreement and derivative contracts in the asset/liability products business. As of June 30, 2012, the notional amount utilized under each of these agreements was $620 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $642 million and $659 million, respectively. The net average interest rate on these transactions was 0.39% and 0.44% for the six months ended June 30, 2012 and 2011, respectively. The NYSDFS approved the Asset Swap in connection with the re-domestication of National to New York. National has committed to the NYSDFS to use commercially reasonable efforts to reduce the amount of the Asset Swap over time.

MBIA Corp. Secured Loan

MBIA Corp., as lender, maintained a master repurchase agreement with MBIA Inc. (“MBIA Corp. Secured Loan”) for the benefit of MBIA Inc.’s asset/liability products business, which totaled $2.0 billion at inception and was scheduled to mature in May 2012, as amended. The average interest rate on the MBIA Corp. Secured Loan was 2.51% for the six months ended June 30, 2012. As of June 30, 2012, the amount outstanding under the MBIA Corp. Secured Loan was repaid in full. In May 2012, the NYSDFS approved the maturity extension of the MBIA Corp. Secured Loan to May 2013 with a maximum outstanding amount of $450 million, subject to MBIA Corp. obtaining prior approval from the NYSDFS for any draws under the facility.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

Conduit Repurchase Agreement

MBIA Inc. maintained a repurchase agreement with Meridian Funding Company, LLC (“Conduit Repurchase Agreement”), under which a $1.0 billion notional amount may be utilized, subject to a pledge of collateral. The Conduit Repurchase Agreement had an average interest rate during the six months ended June 30, 2012 of 2.50%. As of June 30, 2012, the notional amount utilized by MBIA Inc. under this agreement and the fair value of the collateral pledged by MBIA Inc. were $53 million and $64 million, respectively.

MBIA Inc. Liquidity

MBIA Inc.’s liquidity resources support the Company’s corporate and asset/liability products segments. The activities of MBIA Inc. consist of holding and managing investments, servicing outstanding corporate debt instruments, investment agreements and medium-term notes (“MTNs”) issued by the asset/liability products and conduit segments, posting collateral under financing and hedging arrangements and investment agreements, making payments and collateral postings related to interest rate and foreign exchange swaps, and paying operating expenses. The primary sources of cash within MBIA Inc. used to meet its liquidity needs include available cash and liquid assets not subject to collateral posting requirements, scheduled principal and interest on assets held in its investment portfolio, dividends from subsidiaries, payments under tax sharing agreements with these subsidiaries (once the payments become unrestricted) and the ability to issue debt and equity. There can be no assurance as to the amount and timing of any such dividends or payments under the tax sharing agreements. MBIA Inc.’s corporate debt, investment agreements, MTNs, and derivatives may be accelerated by the holders of such instruments upon the occurrence of certain events, such as a breach of covenant or representation, a bankruptcy of MBIA Inc. or the filing of an insolvency proceeding with respect to MBIA Corp. MBIA Inc.’s obligations under its loans from MBIA Global Funding, LLC (“GFL”) may be accelerated only upon the occurrence of a bankruptcy or liquidation of MBIA Inc. Refer to “Note 11: Business Segments” for a description of the GFL loans. In the event of any acceleration of the Company’s obligations, including under its corporate debt, investment agreements, MTNs, or derivatives, the Company likely would not have sufficient liquid resources to pay amounts due with respect to its corporate debt and other obligations that are not already collateralized.

During the six months ended June 30, 2012, pursuant to the tax sharing agreement, National settled with MBIA Inc. its taxes related to the 2010 and 2011 tax years of $1 million and $11 million, respectively. In addition, National paid to MBIA Inc. estimated 2012 taxes of $44 million. Consistent with the tax sharing agreement, these amounts were placed in an escrow account until the expiration of National’s two-year net operating loss (“NOL”) carry-back period under U.S. tax rules. At the expiration of National’s carry-back period, any funds remaining after any reimbursement to National in respect of any NOL carry-backs would be available for general corporate purposes, including to satisfy any other obligations under the tax sharing agreement. As of June 30, 2012, $314 million remained in escrow for the 2010 through 2012 tax years.

MBIA Inc. is subject to material liquidity risks and uncertainty. To mitigate these risks, the Company seeks to maintain cash and liquid investments in excess of its expected cash requirements over a multi-year period. The Company seeks to maintain cash and liquidity resources that it believes will be sufficient to make all payments due on its obligations and to meet other financial requirements, such as posting collateral, at least through the next twelve months.

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

•

There is a deficit of invested assets to liabilities issued to third parties and affiliates of $802 million as of June 30, 2012, which increased from $591 million as of December 31, 2011. This deficit is a result of selling investments at losses, and may further increase as a result of selling investments and terminating interest rates swaps at losses in the future. In addition, this deficit is expected to increase as a result of on-going expected operating losses. This deficit will need to be reversed prior to the maturity of the liabilities in order to ensure that there are sufficient funds available to fully retire the liabilities. The Company expects that MBIA Inc. will be able to eliminate the deficit prior to the maturity of the related liabilities from distributions from its operating subsidiaries and by raising third-party capital, although there can be no assurance that MBIA Inc. will be able to eliminate the deficit through such means.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

Because the majority of MBIA Inc.’s assets are pledged against the obligations described above, the widening of credit spreads would have an adverse impact on the market value of these assets and increase collateralization requirements for the portfolio. The following table presents the estimated pre-tax change in fair value of the asset/liability products business’ assets as of June 30, 2012 from instantaneous shifts in credit spread curves. This table assumes that all credit spreads move by the same amount; however, it is more likely that the actual changes in credit spreads will vary by investment sector and individual security. The table presents hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads.

	Change in Credit Spreads (Asset/Liability Products Business)
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$174	$54	$(49)	$(173)

During the six months ended June 30, 2012, MBIA Inc. maintained three intercompany financing facilities to provide it with additional resources to meet its liquidity requirements within the asset/liability products business: the Asset Swap, the MBIA Corp. Secured Loan and the Conduit Repurchase Agreement. Refer to the preceding “Key Intercompany Lending Agreements” section for a description of these facilities.

Stressed credit market conditions for the remainder of 2012 could cause MBIA Inc. to have insufficient resources to cover collateral and/or other liquidity requirements. Management has identified certain actions to mitigate this risk. These contingent actions include: (1) additional sales of other invested assets exposed to credit spread stress risk, which may occur at losses and increase the deficit of invested assets to liabilities; (2) termination and settlement of interest rate swap agreements; and (3) other available advances from subsidiaries. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk. In the event that the Company cannot implement the contingent actions identified above to raise liquidity, or eliminate the deficit, it may have insufficient assets to make all payments on its obligations as they come due, which could result in a default by MBIA Inc. on its obligations and the potential for MBIA Corp., as guarantor of the investment agreements and GFL MTNs, to be called upon to satisfy obligations on those instruments as they come due.

As of June 30, 2012, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $336 million and comprised cash and liquid assets of $290 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $46 million not pledged directly as collateral for its asset/liability products activities. As of December 31, 2011, MBIA Inc. had $386 million of cash and liquid assets comprising $226 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $160 million not pledged directly as collateral for its asset/liability products activities. The Company believes this liquidity position provides MBIA Inc. with sufficient funds to cover expected obligations at least through the next twelve months.

MBIA Corp. Liquidity

Liquidity available in the structured finance and international insurance segment is affected by the Company’s ability to collect on receivables associated with loss payments, the payment of claims on insured exposures, payments made to commute insured exposure, the repayment of the National Secured Loan, a reduction in investment income, any unanticipated expenses, or the impairment or a significant decline in the fair value of invested assets. The Company may also experience liquidity constraints as a result of NYIL requirements that the Company maintain specified, high quality assets to back the Company’s reserves and surplus.

The Company believes the current liquidity position of MBIA Corp. is adequate to make expected future claims payments. However, the liquidity position of MBIA Corp. has been stressed due to the failure of the sellers/servicers of RMBS transactions insured by MBIA Corp. to repurchase ineligible mortgage loans in certain insured transactions and payments to counterparties in consideration for the commutation of insured transactions, which have resulted in a substantial reduction of exposure and potential loss volatility. While MBIA Corp. has made and may in the future make payments to counterparties in consideration for the commutation of insured transactions, MBIA Corp.’s ability to commute insured transactions will depend on management’s assessment of available liquidity. In addition, due to the deterioration in MBIA Corp.’s CMBS exposures, primarily in those exposures held by Bank of America/Merrill Lynch, there is an increased likelihood that MBIA Corp. will experience claims on those exposures, which claims could be substantial. Depending on the amount of such claims and the amounts of claims on other policies issued by MBIA Corp., MBIA Corp. may not have sufficient liquid assets to pay such claims in the absence of a settlement with Bank of America/Merrill Lynch and the commutation of the CMBS exposures held by Bank of America/Merrill Lynch or in the absence of the collection of other substantial put-back recoverables.

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

The Company’s structured finance and international insurance segment also requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes. Pursuant to Section 1307 of the NYIL and the Fiscal Agency Agreement governing MBIA Corp.’s surplus notes, any payment on the notes may be made only with the prior approval of the Superintendent of the NYSDFS “whenever, in his judgment, the financial condition of [MBIA Corp.] warrants” and payment may be made only out of MBIA Corp.’s “free and divisible surplus”. If these conditions are not met, MBIA Corp. would not be obligated to make any applicable interest payment and no default or event of default would occur under the Fiscal Agency Agreement or any of the Company’s other agreements. While the NYSDFS has approved the note interest payments in the past, its approval of the most recent note interest payment on July 16, 2012 was not received until after the date on which the Fiscal Agency Agreement requires MBIA Corp. to notify the registered holders of the notes and the Fiscal Agent of the failure to obtain such approval, as the Company disclosed on a Form 8-K filed on July 10, 2012. There can be no assurance that the NYSDFS will approve the next scheduled note interest payment on January 15, 2013 or any subsequent payments, or that it will approve any payment by the scheduled interest payment date or by the date on which the notice is required to be delivered to the registered holders and the Fiscal Agent, nor can there be any assurance that the NYSDFS will approve any optional redemption payment that MBIA Corp. may seek to make on or after January 15, 2013.

Since the fourth quarter of 2007 through June 30, 2012, MBIA Corp. has made $11.5 billion of cash payments, before reinsurance and collections and excluding loss adjustment expense (“LAE”) (including payments made to debt holders of consolidated variable interest entities (“VIEs”)), associated with second-lien RMBS securitizations and with commutations and claim payments relating to CDS contracts. These cash payments include loss payments of $836 million made on behalf of MBIA Corp.’s consolidated VIEs. Of the $11.5 billion, MBIA Corp. has paid $6.5 billion of gross claims (before reinsurance and collections and excluding LAE) on policies insuring second-lien RMBS securitizations, driven primarily by an extensive number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers.

MBIA Corp. is seeking to enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations and has recorded a total of $3.2 billion of related expected recoveries on its consolidated balance sheets as of June 30, 2012, including expected recoveries recorded in the Company’s consolidated VIEs. These put-back claims have been disputed by the loan sellers/servicers and are the subject of certain litigations discussed more fully in “Note 13: Commitments and Contingencies.” On May 14, 2012, ResCap and its wholly-owned subsidiary companies, RFC and GMAC each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Additionally, there is some risk that the sellers/servicers or other responsible parties might not be able to fully satisfy any judgment the Company secures in litigation and ResCap’s bankruptcy filing. Further, there can be no assurance that the Company will be successful or that the Company will not be delayed in realizing these recoveries. Such risks are contemplated in the scenarios the Company utilizes to calculate these recoveries, which are recognized on the Company’s consolidated balance sheets. The Company believes that it has adequate liquidity resources to provide for anticipated cash outflows; however, if the Company does not realize or is delayed in realizing these expected recoveries, the Company may not have adequate liquidity to fully execute the strategy to reduce future potential economic losses by commuting policies and purchasing instruments issued or guaranteed by the Company, or to repay any intercompany borrowings.

A portion of the commutation payments made since the fourth quarter of 2011 were financed through the National Secured Loan. MBIA Insurance Corporation’s ability to repay the loan and any accrued interest will be primarily predicated on MBIA Corp.’s ability to collect on its future receivables, including its ability to successfully enforce its rights to have the mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from insured securitizations.

MBIA Corp. also insures third-party holders of the Company’s asset/liability products segment’s obligations. If the Company was unable to meet payment or collateral requirements associated with these obligations, the holders thereof could make claims under the MBIA Corp. insurance policies. In 2008, to provide additional liquidity to the asset/liability products business, MBIA Corp. lent $2.0 billion to the segment on a secured basis under the MBIA Corp. Secured Loan. As of June 30, 2012, the outstanding balance of the MBIA Corp. Secured Loan was repaid in full. In May 2012, the NYSDFS approved the maturity extension of the MBIA Corp. Secured Loan to May 2013 with a maximum outstanding amount of $450 million, subject to MBIA Corp. obtaining prior approval from the NYSDFS for any draws under the facility.

As of June 30, 2012 and December 31, 2011, MBIA Corp. held cash and available-for-sale investments of $1.5 billion, of which $534 million comprised cash and highly liquid assets. The Company believes that MBIA Corp.’s liquidity resources, including expected cash inflows, will adequately provide for anticipated cash outflows. In the event of unexpected liquidity requirements, the Company may have insufficient resources to meet its obligations or insufficient qualifying assets to support its surplus and reserves, and may seek to increase its cash holdings position by selling or financing assets, or raising external capital, and there can be no assurance that the Company will be able to draw on these additional sources of liquidity.

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

National held cash and short-term investments of $421 million as of June 30, 2012, of which $352 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. As of December 31, 2011, National held cash and short-term investments of $771 million, of which $703 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. With the exception of its loan to MBIA Insurance Corporation, most of National’s investments, including those encumbered by the Asset Swap, are liquid and highly rated.

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

The results of operations for the three and six months ended June 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012. The December 31, 2011 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in comparison to prior years’ financial statements to conform to the current presentation. Such reclassifications had no impact on total revenues, expenses, assets, liabilities, or shareholders’ equity for all periods presented.

Statements of Cash Flows

Previously, the Company reported its consolidated statements of cash flows using the indirect method. The indirect method uses accrual accounting information to present the cash flows from operations. Effective January 1, 2012, the Company elected to present its Statements of Cash Flows using the direct method. The direct method uses actual cash flow information from the Company’s operations, rather than using accrual accounting values. Using either the direct or indirect method, total cash flows from operations are the same. In addition, the presentation of cash flows from investing and financing activities using either the direct or indirect method are the same. The change to the direct method for calculating and presenting cash flows from operations was implemented retroactively for all statements of cash flows presented herein. Use of the direct method requires a reconciliation of net income to cash flows from operations. This reconciliation is provided as a supplement directly beneath the statements of cash flows.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Presentation of Comprehensive Income (ASU 2011-05)

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” This amendment eliminates the current option to report other comprehensive income and its components in the statements of changes in equity except for the presentation of reclassification adjustments for which adoption has been deferred by the FASB. The amendment does not change what currently constitutes net income and other comprehensive income. The new guidance is effective for the Company beginning January 1, 2012. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustments. The Company adopted this standard effective January 1, 2012. The standard only affected the Company’s presentation of comprehensive income and did not affect the Company’s consolidated balance sheets, results of operations, or cash flows.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This amendment results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. The Company adopted this standard effective January 1, 2012. This standard only affected the Company’s disclosures related to fair value; therefore, the adoption of this standard did not affect the Company’s consolidated balance sheets, results of operations, or cash flows.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26)

In October 2010, the FASB issued ASU 2010-26, “Financial Services—Insurance (Topic 944)—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” This amendment specifies which costs incurred in the acquisition of new and renewal insurance contracts should be capitalized. The Company adopted this standard on a prospective basis effective January 1, 2012. As the Company is currently not writing any significant new business, the adoption of this standard did not have a material effect on the Company’s consolidated balance sheets, results of operations, or cash flows. The amount of acquisition costs capitalized during the first six months of 2012 compared with the amount of acquisition costs that would have been capitalized during the period if the Company’s previous policy had been applied during that period is not material because the Company did not write any significant new insurance business during the first six months of 2012.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

In the conduit segment, the Company has managed and administered two conduits that invested primarily in debt securities and were funded through the issuance of VIE notes and long-term debt. MBIA Corp. insures the debt obligations of the conduits, and provides credit protection on certain assets held by the conduits. The conduits are VIEs and are consolidated by the Company as primary beneficiary. In 2012, all debt securities held by one of the conduits were entirely repaid, and the proceeds were used to repay all outstanding long-term debt of this conduit. The Company subsequently dissolved this conduit, and no longer provides any related credit protection.

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of June 30, 2012 and December 31, 2011. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs as well as the value of the assets and liabilities the Company has recorded for its interest in these VIEs as of June 30, 2012 and December 31, 2011. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

	June 30, 2012
			Carrying Value of Assets				Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments (1)	Premiums Receivable (2)	Insurance Loss Recoverable (3)		Unearned Premium Revenue (4)	Loss and Loss Adjustment Expense Reserves (5)	Derivative Liabilities (6)
Insurance:
Global structured finance:
Collateralized debt obligations	$20,373	$11,539	$1	$61		$-	$54	$2	$108
Mortgage-backed residential	38,287	14,093	11	80	2,925		79	408	5
Mortgage-backed commercial	4,784	2,493	-	2	-		2	-	-
Consumer asset-backed	6,584	3,668	11	21	-		21	18	-
Corporate asset-backed	24,913	12,522	-	155	21		168	-	1

Total global structured finance	94,941	44,315	23	319	2,946		324	428	114
Global public finance	43,097	21,195	-	212	-		265	-	-

Total insurance	$138,038	$65,510	$23	$531	$2,946		$589	$428	$114

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

The maximum exposure to losses as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest, net of cessions to reinsurers, which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs.

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $8.4 billion and $7.4 billion, respectively, as of June 30, 2012, and $10.9 billion and $9.9 billion, respectively, as of December 31, 2011. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Additional VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. No additional VIEs were consolidated during the six months ended June 30, 2012 and 2011. No gains or losses were recognized on the VIEs that were deconsolidated during the six months ended June 30, 2012 and net realized gains related to the deconsolidation of VIEs were $3 million for the six months ended June 30, 2011.

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

Note 5: Loss and Loss Adjustment Expense Reserves

Loss and Loss Adjustment Expense Process

As of June 30, 2012, the majority of the Company’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP were related to insured first-lien and second-lien RMBS transactions. These reserves and recoveries do not include estimates for policies insuring credit derivatives. Policies insuring credit derivative contracts are accounted for as derivatives and carried at fair value under GAAP. The fair values of insured derivative contracts are influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policies. In the absence of credit impairments on insured derivative contracts or the early termination of such contracts at a loss, the cumulative unrealized losses recorded from fair valuing these contracts should reverse before or at the maturity of the contracts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Notwithstanding the difference in accounting under GAAP for financial guarantee policies and the Company’s insured derivatives, insured derivatives have similar terms, conditions, risks, and economic profiles to financial guarantee insurance policies, and, therefore, are evaluated by the Company for loss (referred to as credit impairment herein) and LAE periodically in the same way that loss and LAE reserves are estimated for financial guarantee insurance policies. Credit impairments represent actual payments and collections plus the present value of estimated expected future claim payments, net of recoveries. MBIA Insurance Corporation’s expected future claim payments were discounted using a rate of 5.59%, the same rate it used to calculate its statutory loss reserves as of June 30, 2012. These credit impairments, calculated in accordance with U.S. STAT, differ from the fair values recorded in the Company’s consolidated financial statements. The Company considers its credit impairment estimates as critical information for investors as it provides information about loss payments the Company expects to make on insured derivative contracts. As a result, the following loss and LAE process discussion includes information about loss and LAE activity recorded in accordance with GAAP for financial guarantee insurance policies and credit impairments estimated in accordance with U.S. STAT for insured derivative contracts. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for information about the Company’s monitoring of outstanding insured obligations and for additional information about its loss reserving process. Refer to “Note 6: Fair Value of Financial Instruments” included herein for additional information about the Company’s insured credit derivative contracts.

RMBS Case Basis Reserves and Recoveries

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company calculated RMBS case basis reserves as of June 30, 2012 for both first-lien and second-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model, and a commercially available model to estimate expected ultimate cumulative losses on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous three months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case).

In calculating ultimate cumulative losses for RMBS, the Company estimates the amount of loans that are expected to be charged-off (deemed uncollectible by servicers of the transactions) or liquidated in the future. The Company assumes that such charged-off loans have zero recovery values.

First-lien RMBS Reserves

The Company’s first-lien RMBS case basis reserves as of June 30, 2012, which primarily relate to RMBS backed by alternative A- paper (“Alt-A”) and subprime mortgage loans were determined using the Roll Rate Methodology. The Company assumes that the Roll Rate for loans in foreclosure, Real Estate Owned (“REO”) and bankruptcy are 90%, 90% and 75%, respectively. Roll Rates for current, 30-59 day delinquent loans, 60-89 day delinquent loans and 90+ day delinquent loans are calculated on a transaction-specific basis. Roll Rates for loans that are current as of May 31, 2012 (“Current Roll to Loss”) stay at the May 31, 2012 level for two months before declining to 25% of this level over a 24-month period. Additionally, the Company runs scenarios where the 90+ day roll rate to loss is set at 90%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of May 31, 2012 to estimate future losses from loans that are delinquent as of the current reporting period.

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

Second-lien RMBS Reserves

The Company’s second-lien RMBS case basis reserves as of June 30, 2012 relate to RMBS backed by home equity lines of credit (“HELOC”) and closed-end second mortgages (“CES”).

The Roll Rates for 30-59 day delinquent loans and 60-89 day delinquent loans are calculated on a transaction-specific basis. The Company assumes that the Roll Rate for 90+ day delinquent loans, excluding foreclosures, REO and bankruptcies, is 95%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of May 31, 2012 to estimate future losses from loans that are delinquent as of the current reporting period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Current Roll to Loss is calculated on a transaction-specific basis. A proportion of loans reported current as of May 31, 2012 is assumed to become delinquent every month, at a Current Roll to Loss rate that persists at a high level for a time and subsequently starts to decline. A key assumption in the model is the period of time in which the Company projects high levels of Current Roll to Loss to persist. In the Company’s base case, the Company assumes that the Current Roll to Loss begins to decline immediately and continues to decline over the next six months to 25% of their levels as of May 31, 2012. In the stress case, the period of elevated delinquency and loss is extended by six months. In the additional stress case, the Company assumes that the current trends in losses will remain through late 2013, after which time they will revert to the base case. For example, in the base case, as of May 31, 2012, if the amount of current loans which become 30-59 days delinquent is 10%, and recent performance suggests that 30% of those loans will be charged-off, the Current Roll to Loss for the transaction is 3%. In the base case, it is then assumed that the Current Roll to Loss will reduce linearly to 25% of its original value over the next six months (i.e., 3 % will linearly reduce to 0.75% over the six months from June 2012 to November 2012). After that six-month period, the Company further reduces the Current Roll to Loss to 0% by early 2014 with the expectation that the performing seasoned loans will eventually result in loan performance reverting to historically low levels of default. In the model, the Company assumes that all current loans that become delinquent are charged-off.

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

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, Roll Rates, and prepayment rates (including voluntary and involuntary). However, given the large percentage of mortgage loans that were not underwritten by the sellers/servicers in accordance with applicable underwriting guidelines, performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the peak levels the Company is modeling for six months longer than in the probability-weighted outcome, the addition to the case basis reserves before considering potential recoveries would be approximately $135 million.

Second-lien RMBS Recoveries

As of June 30, 2012, the Company recorded estimated recoveries of $3.2 billion, gross of income taxes, related to second-lien RMBS put-back claims on ineligible loans, consisting of $2.2 billion included in “Insurance loss recoverable” and $1.0 billion included in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. As of June 30, 2012 and December 31, 2011, the Company’s estimated recoveries after income taxes calculated at the federal statutory rate of 35%, were $2.1 billion and $2.0 billion, respectively, which was 83% and 119% of the consolidated total shareholders’ equity of MBIA, excluding preferred stock of subsidiaries and noncontrolling interests. These estimated recoveries relate to the Company’s put-back claims of ineligible loans, which have been disputed by the loan sellers/servicers and are currently subject to litigation initiated by the Company to pursue recoveries. While the Company believes that it will prevail in enforcing its contractual rights, there is uncertainty with respect to the ultimate outcome. Furthermore, there is a risk that sellers/servicers or other responsible parties might not be able to satisfy their put-back obligations. Refer to the ResCap discussion below. Such risks are contemplated in the scenarios the Company utilizes to calculate recoveries.

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

The Company assesses the financial abilities of the sellers/servicers using external credit ratings and other factors and the impact of such factors on cash flows related to expected recoveries is incorporated into the Company’s probability-weighted scenarios. Accordingly, the Company has not recognized any recoveries related to its IndyMac Bank, F.S.B. insured exposures and has subsequent to the ResCap bankruptcy filing reviewed the indicative scenarios and related probabilities assigned to each scenario to develop a distribution of possible outcomes. The Company’s expected recoveries may be discounted in the future based on additional reviews of the creditworthiness of other sellers/servicers.

On May 14, 2012, ResCap, and its wholly-owned subsidiary companies, RFC and GMAC, each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company believes that the claims against RFC and GMAC are stronger and better defined than most other unsecured creditor claims due to the following reasons:

•

the direct contractual relationship between MBIA, GMAC and RFC related to the Company’s second-lien RMBS put-back claims on ineligible mortgage loans that were improperly included in the MBIA-insured transactions;

•	MBIA’s legal claims against RFC and GMAC based on breach of contract and fraud have withstood motions to dismiss; and

•	expert reports submitted in the RFC litigation which established a substantial breach rate in MBIA insured securitizations, and MBIA’s damages as a result thereof.

The Company has modeled scenario-based recoveries which are founded upon the strength of these claims as well as a range of estimated assets available to unsecured creditors of the ResCap companies. These outcomes are based upon information that was available to the Company as of the filing date. Accordingly, the Company continues to maintain the same probability-weighted scenarios for its non-GMAC and non-RFC exposures (non-ResCap exposures). The non-ResCap scenarios are primarily based on the percentage of incurred losses the Company would collect as opposed to the recoveries based primarily on loan file reviews. The non-ResCap recovery estimates incorporate five scenarios that include full recovery of its incurred losses and limited/reduced recoveries due to litigation delays and risks and/or potential financial distress of the sellers/servicers. Probabilities were assigned across these scenarios, with most of the probability weight on partial recovery scenarios. The sum of the probabilities assigned to all scenarios is 100%. Expected cash inflows from recoveries are discounted using the current risk-free discount rates associated with the underlying transaction’s cash flows, which ranged from 0.7% to 1.6%, depending upon the transaction’s expected average life. However, based on the Company’s assessment of the strength of its contract claims, the Company believes it is entitled to collect the full amount of its incurred losses on these transactions, which totaled $4.9 billion through June 30, 2012.

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

The Company’s assessment of the recovery outlook for insured second-lien RMBS issues is principally based on the following factors:

1.	the strength of the Company’s existing contract claims related to ineligible loan substitution/repurchase obligations;

2.	the settlement for $1.1 billion of Assured Guaranty’s put-back related claims with Bank of America in April 2011;

3.	the settlement for $375 million plus additional consideration of Syncora’s put-back related claims with Bank of America in July 2012;

4.	the improvement in the financial strength of the sellers/servicers due to mergers and acquisitions and/or government assistance, which should facilitate their ability to comply with required loan repurchase/substitution obligations. The Company is not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. The Company’s assessment of any credit risk associated with these sponsors (or their successors) is reflected in the Company’s probability-weighted potential recovery scenarios;

5.	evidence of loan repurchase/substitution compliance by sellers/servicers for put-back requests made by other harmed parties with respect to ineligible loans; this factor is further enhanced by (i) Bank of America’s disclosure that it has resolved $8.0 billion of repurchase requests in the fourth quarter of 2010; (ii) the Fannie Mae settlements with Ally Bank announced on December 23, 2010 and with Bank of America (which also involved Freddie Mac) announced on December 31, 2010, and (iii) the Company’s settlement agreements entered into on July 16, 2010 and December 13, 2011 respectively, between MBIA Corp. and sponsors of certain MBIA Corp.-insured mortgage loan securitizations in which the Company received consideration in exchange for a release relating to its representation and warranty claims against the sponsor. These settlements resolved all of MBIA’s representation and warranty claims against the sponsors on mutually beneficial terms and in aggregate were slightly more than the recoveries previously recorded by the Company related to these exposures;

6.	the favorable outcome for MBIA on defendants’ motions to dismiss in the litigations discussed above, where the respective courts allowed MBIA’s contract and fraud claims against the defendants to proceed;

7.	the favorable outcome in the Countrywide litigation on MBIA’s motion to present evidence of liability and damages through the introduction of statistically valid random samples of loans rather than on a loan-by-loan basis;

8.	the favorable outcome in the Countrywide litigation denying Bank of America’s motion to dismiss MBIA’s claims for successor liability as well as a decision from the New York Supreme Court Appellate Division, First Department, which lifted the stay on discovery related to successor liability claims at Bank of America;

9.	the favorable outcome in the Countrywide litigation on MBIA’s motion regarding causation and MBIA’s right to rescissory damages;

10.	the favorable outcome in the JPMorgan Chase Federal court litigation on Syncora’s motion regarding causation;

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

11.	the unanimous ruling from the New York Supreme Court Appellate Division, First Department, in the Countrywide litigation allowing MBIA to pursue its fraud claims; and

12.	loan repurchase reserves and/or settlements which have been publicly disclosed by certain sellers/servicers to cover such obligations.

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

All of the Company’s policies insuring second-lien RMBS for which litigation has been initiated against sellers/servicers are in the form of financial guarantee insurance contracts. In accordance with U.S. GAAP, the Company has not recorded a gain contingency with respect to pending litigation.

ABS CDOs (Financial Guarantees and Insured Derivatives)

MBIA’s insured ABS CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes but are not limited to RMBS related collateral, ABS CDOs, corporate CDOs and collateralized loan obligations). These transactions were insured as either financial guarantee insurance policies or credit derivatives with the majority insured in the form of credit derivatives. Since the fourth quarter of 2007, MBIA’s insured par exposure within the ABS CDO portfolio has been substantially reduced through a combination of terminations and commutations. Accordingly, as of June 30, 2012, the insured par exposure of the ABS CDO financial guarantee insurance policies and credit derivatives portfolio has declined by approximately 88% of the insured amount as of December 31, 2007.

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

The primary factor in estimating reserves on insured ABS CDO policies written as financial guarantees and in estimating impairments on insured ABS CDO credit derivatives is the losses associated with the underlying collateral in the transactions. MBIA’s approach to establishing reserves or impairments in this portfolio employs a methodology which is similar to other structured finance asset classes insured by MBIA. The Company uses a total of four probability-weighted scenarios in order to estimate its reserves or impairments for ABS CDOs.

As of June 30, 2012, the Company had loss and LAE reserves totaling $167 million related to ABS CDO financial guarantee insurance policies after the elimination of $244 million of reserves related to consolidated VIEs. For the six months ended June 30, 2012, the Company had a benefit of $2 million of losses and LAE recorded in earnings related to ABS CDO financial guarantee insurance policies after the elimination of a $17 million benefit as a result of consolidating VIEs. In the event of further deteriorating performance of the collateral referenced or held in ABS CDO transactions, the amount of losses estimated by the Company could increase materially.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Credit Impairments Related to Structured CMBS Pools, CRE CDOs and CRE Loan Pools (Accounted for as Derivatives)

Most of the structured CMBS pools, CRE CDOs and CRE loan pools insured by MBIA are accounted for as insured credit derivatives and are carried at fair value in the Company’s consolidated financial statements. Since the Company’s insured credit derivatives have similar terms, conditions, risks, and economic profiles to its financial guarantee insurance policies, the Company evaluates them for impairment in the same way that it estimates loss and LAE for its financial guarantee policies. The following discussion provides information about the Company’s process for estimating credit impairments on these contracts using its statutory loss reserve methodology, determined as the present value of the probability-weighted potential future losses, net of estimated recoveries, across multiple scenarios, plus actual payments and collections. For the six months ended June 30, 2012, additional credit impairments and LAE on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $454 million as a result of additional delinquencies and loan level liquidations, as well as continued refinements of MBIA’s assessment of various commutation possibilities. The majority of the increase relates to a subset of transactions with a single counterparty. The cumulative credit impairments and LAE on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $3.2 billion through June 30, 2012. Although the pace of increases in the delinquency rate has slowed and many loans are being modified, liquidations have taken place. Some loans were liquidated with minimal losses of 1% to 2%, others experienced near complete losses, and in some cases severities exceeded 100%. These liquidations have led to losses in the CMBS market, and in many cases, have resulted in reductions of enhancement to the individual CMBS bonds referenced by the insured structured CMBS pools. In certain insured transactions, these losses have resulted in deductible erosion. Bond level enhancement and pool level deductibles are structural features intended to mitigate losses to the Company. However, some of the transactions reference similar rated subordinate tranches of CMBS bonds. When there are broad-based declines in property performance, this leverage can result in rapid deterioration in pool performance.

In the CRE CDO portfolio, transaction-specific structures require managers to report reduced enhancement according to certain guidelines which often include downgrades even when the bond is still performing. As a result, as well as additional collateral defaults, reported enhancement has been reduced significantly in some CRE CDOs. Moreover, many of the CRE CDO positions are amortizing more quickly than originally expected as most or all interest proceeds that would have been allocated to more junior classes within the CDO have been diverted and redirected to pay down the senior most classes insured by MBIA.

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

•

The second approach considers current delinquency rates and uses current and projected net operating income (“NOI”) and capitalization rates (“Cap Rates”) to project losses under two scenarios. Loans are stratified by size with larger loans being valued utilizing lower Cap Rates than for smaller loans. These scenarios also assume that Cap Rates and NOIs remain flat for the near term and then begin to improve gradually. Additionally, in these scenarios, any loan with a balance greater than $75 million with a debt service coverage ratio (“DSCR”) less than 1.0x or that was reported as being in any stage of delinquency, was reviewed individually so that performance and loss severity could be more accurately determined. Specific loan level assumptions for this large loan subset were then incorporated into these scenarios, as well as specific assumptions regarding certain smaller loans when there appeared to be a material change in the asset’s financial or delinquency performance over the preceding six months. These scenarios project different levels of additional defaults with respect to loans that are current. This approach makes use of the most recent financial statements available at the property level.

•

The third approach stratifies loans into buckets based on delinquency status (including a “current” bucket) and utilizes recent Roll Rates actually experienced within each of the commercial mortgage-backed index (“CMBX”) series in order to formulate an assumption to predict future delinquencies. Ultimately, this generates losses over a projected time horizon based on the assumption that loss severities will begin to decline from the high levels seen over the past two years. The Company further examines those loans referenced in the CMBX indices which were categorized as 90+ days delinquent or in the process of foreclosure and determined the monthly ratio of such loans which were cured versus those which were liquidated or still delinquent over the past few years. The Company then applies the most recent rolling six-month average of this cure ratio to all loans in the 90+ day delinquent bucket or in the foreclosure process (and those projected to roll into late stage delinquency from the current and lesser stage levels of delinquency) and assumes all other loans are liquidated. The Company assumes all loans in the REO category liquidate over the next twelve months.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

•

The fourth approach is based on a proprietary model developed by reviewing performance data on over 80,000 securitized CRE loans originated between 1992 and 2011. The time period covered during the performance review includes the years 2006 through 2011. The Company believes that these five years represent an appropriate time period in which to conduct a performance review because they encompass a period of extreme stress in the economy and the CRE market.

Based on a review of the data, the Company found property type and the DSCR to be the most significant determinants of a loan’s default probability. Other credit characteristics were less influential. As a result, the Company developed a model in which the loans were divided into 168 representative cohorts based on their DSCR and property type. For each of these cohorts, the Company calculated the average annual probability of default, and then ran Monte Carlo simulations to estimate the timing of defaults. In addition, the model incorporated the following logic:

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

The loss severities projected by these scenarios vary widely, from moderate to substantial losses, with the majority of projected losses relating to a subset of transactions with a single counterparty. The Company previously incorporated an additional actuarial based approach, which has been eliminated as it did not reflect the best current market observations. Actual losses will be a function of the proportion of loans in the pools that are foreclosed and liquidated and the loss severities associated with those liquidations. If the deductibles in the Company’s insured transactions and underlying referenced CMBS transactions are fully eroded, additional property level losses upon foreclosures and liquidations could result in substantial losses for MBIA. Since foreclosures and liquidations have only begun to take place during this economic cycle, particularly for larger properties, ultimate loss rates remain uncertain. Whether CMBS collateral is included in a structured pool or in a CRE CDO, the Company believes the modeling related to the underlying bond should be the same. However, adjustments may be needed for structural or legal reasons. The Company assigns a wide range of probabilities to these scenarios, with lower severity scenarios being weighted more heavily than higher severity scenarios. This reflects the view that liquidations will continue to be mitigated by loan extensions and modifications, and that property values and NOIs have bottomed for many sectors and markets in the U.S. The weightings are customized to each counterparty. If macroeconomic stress were to increase or the U.S. goes into a recession, higher delinquencies, liquidations and/or higher severities of loss upon liquidation may result and the Company may incur substantial additional losses. Relatively little liquidation has taken place to date, so the range of possible outcomes is wider than those for the Company’s exposures to ABS CDOs and second-lien RMBS.

Loss and LAE Activity

Financial Guarantee Insurance Losses (Non-Derivative)

The Company’s financial guarantee insurance losses and LAE for the six months ended June 30, 2012 are presented in the following table:

Losses and LAE
	Six Months Ended June 30, 2012
In millions	Second-lien RMBS	Other	Total
Losses and LAE related to actual and expected payments	$134	$144	$278
Recoveries of actual and expected payments	(67)	(52)	(119)

Gross losses incurred	67	92	159
Reinsurance	-	-	-

Losses and LAE	$67	$92	$159

The second-lien RMBS losses and LAE related to actual and expected payments included in the preceding table comprise net increases of previously established reserves. The second-lien RMBS recoveries of actual and expected payments comprise $110 million in recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, offset by a $43 million reduction in excess spread.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Current period changes in the Company’s estimate of potential recoveries may impact the amount recorded as an insurance loss recoverable asset, the amount of expected recoveries on unpaid losses netted against the gross loss and LAE reserve liability, or both. Total paid losses and LAE, net of reinsurance and collections, for the six months ended June 30, 2012 was $325 million, including $252 million related to insured second-lien RMBS transactions. For the six months ended June 30, 2012, the increase in insurance loss recoverable related to paid losses totaled $165 million, and primarily related to insured second-lien RMBS transactions.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of June 30, 2012:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	53	27	11	204	295
Number of issues(1)	29	16	10	134	189
Remaining weighted average contract period (in years)	8.8	4.8	7.4	9.5	8.8
Gross insured contractual payments outstanding(2):
Principal	$3,652	$1,408	$395	$9,857	$15,312
Interest	2,670	358	121	5,547	8,696

Total	$6,322	$1,766	$516	$15,404	$24,008

Gross claim liability	$-	$-	$-	$1,686	$1,686
Less:
Gross potential recoveries	-	-	-	3,879	3,879
Discount, net	-	-	-	166	166

Net claim liability (recoverable)	$-	$-	$-	$(2,359)	$(2,359)

Unearned premium revenue	$132	$17	$4	$126	$279

(1)  -  An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2)  -  Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

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

The gross claim liability as of June 30, 2012 and December 31, 2011 in the preceding tables represents the Company’s estimate of undiscounted probability-weighted future claim payments, which principally relate to insured first-lien and second-lien RMBS transactions and U.S. public finance transactions. The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments, and principally relate to insured second-lien RMBS transactions. Both amounts reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

The following table presents the components of the Company’s loss and LAE reserves and insurance loss recoverable as reported on the Company’s consolidated balance sheets as of June 30, 2012 and December 31, 2011 for insured obligations within MBIA’s “Classified List.” The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

In millions	As of June 30, 2012	As of December 31, 2011
Loss reserves (claim liability)	$755	$781
LAE reserves	80	55

Loss and LAE reserves	$835	$836

Insurance claim loss recoverable	$(3,185)	$(3,032)
LAE insurance loss recoverable	(27)	(14)

Insurance loss recoverable	$(3,212)	$(3,046)

Reinsurance recoverable on unpaid losses	$14	$15
Reinsurance recoverable on paid losses	-	1

Reinsurance recoverable on paid and unpaid losses	$14	$16

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

As of June 30, 2012, loss and LAE reserves include $1.3 billion of reserves for expected future payments offset by expected recoveries of such future payments of $508 million. As of December 31, 2011, loss and LAE reserves included $1.4 billion of reserves for expected future payments offset by expected recoveries of such future payments of $562 million. As of June 30, 2012 and December 31, 2011, the insurance loss recoverable primarily related to estimated recoveries of payments made by the Company resulting from ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans and expected future recoveries on second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions. The Company expects to be reimbursed for the majority of its potential recoveries related to ineligible mortgage loans by the second quarter of 2013.

The following table presents the Company’s second-lien RMBS exposure, gross undiscounted claim liability and potential recoveries, before the elimination of amounts related to consolidated VIEs, as of June 30, 2012. All loan files reviewed with potential recoveries are included within the “Classified List.”

Second-lien RMBS Exposure		Outstanding		Gross Undiscounted
$ in billions	Issues	Gross Principal	Gross Interest	Claim Liability	Potential Recoveries
Insured issues designated as “Classified List”	34	$6.8	$2.6	$0.4	$4.6
Loan files reviewed with potential recoveries	26	$6.4	$2.4	$0.4	$4.5

The Company has performed loan file reviews on 29 of the 34 issues and recorded potential recoveries on 26 of those 29 issues, primarily related to four issuers (Countrywide, RFC, GMAC and Credit Suisse). In addition, the Company has received consideration on two transactions, including one Alt-A transaction, which have been excluded from the loan files reviewed with potential recoveries in the preceding table.

The following table presents changes in the Company’s loss and LAE reserves for the six months ended June 30, 2012. Changes in the loss and LAE reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in the timing and amounts of estimated payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of June 30, 2012, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 1.30%. LAE reserves are expected to be settled within a one-year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Six Months Ended June 30, 2012
Gross Loss and LAE Reserves as of December 31, 2011	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Timing of Payments	Changes in Amount of Net Payments	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Gross Loss and LAE Reserves as of June 30, 2012
$836	$(222)	$6	$23	$55	$(1)	$112	$1	$25	$835

The change in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily due to decreases in reserves related to loss payments, offset by changes in assumptions, timing of payments, and changes in LAE reserves on insured first-and second-lien RMBS issues outstanding as of December 31, 2011.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the six months ended June 30, 2012. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in the timing and amounts of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Six Months Ended June 30, 2012
In millions	Gross Reserve as of December 31, 2011	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Timing of Collections	Changes in Amount of Collections	Changes in Assumptions	Changes in LAE Recoveries	Gross Reserve as of June 30, 2012
Insurance loss recoverable	$3,046	$(4)	$21	$9	$-	$(130)	$257	$13	$3,212
Recoveries on unpaid losses	562	-	4	17	-	-	(71)	(4)	508

Total	$3,608	$(4)	$25	$26	$-	$(130)	$186	$9	$3,720

The Company’s insurance loss recoverable increased during 2012 primarily due to changes in assumptions associated with issues outstanding as of December 31, 2011, which related to increases in excess spread and ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, partially offset by changes in the amount of collections. Recoveries on unpaid losses decreased primarily due to changes in assumptions as a result of a reduction of excess spread related to first-lien and second-lien RMBS transactions offset by changes in discount rates.

The following table presents the Company’s total estimated recoveries from ineligible mortgage loans included in certain insured second-lien mortgage loan securitizations as of June 30, 2012. The total estimated recoveries from ineligible loans of $3.2 billion include $2.2 billion recorded as “Insurance loss recoverable” and $1.0 billion recorded as “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

In millions

Total Estimated Recoveries from Ineligible Loans as of December 31, 2011	Accretion of Future Collections	Changes in Discount Rates	Recoveries (Collections)	Changes in Amount of Collections	Changes in Assumptions	Total Estimated Recoveries from Ineligible Loans as of June 30, 2012
$3,119	$24	$2	$-	$-	$39	$3,184

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

Costs associated with remediating insured obligations assigned to the Company’s “Caution List—Low,” “Caution List— Medium,” “Caution List—High” and “Classified List” are recorded as LAE. LAE is primarily recorded as part of the Company’s provision for its loss reserves and included in “Losses and loss adjustment” on the Company’s consolidated statements of operations. The following table presents the expenses (gross and net of reinsurance) related to remedial actions for insured obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Loss adjustment expense incurred, gross	$6	$30	$81	$45
Loss adjustment expense incurred, net	$6	$30	$81	$45

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments

Fair Value Measurement

Fair value is a market-based measure considered from the perspective of a market participant. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those which it believes market participants would use in pricing an asset or liability at the measurement date. The fair value measurements of financial instruments held or issued by the Company are determined through the use of observable market data when available. Market data is obtained from a variety of third-party sources, including dealer quotes. If dealer quotes are not available for an instrument that is infrequently traded, the Company uses alternate valuation methods, including either dealer quotes for similar instruments or modeling using market data inputs. The use of alternate valuation methods generally requires considerable judgment in the application of estimates and assumptions, and changes to such estimates and assumptions may produce materially different fair values.

The accounting guidance for fair value measurement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available and reliable. Observable inputs are those the Company believes that market participants would use in pricing an asset or liability based on available market data. Unobservable inputs are those that reflect the Company’s beliefs about the assumptions market participants would use in pricing an asset or liability based on the best information available. The fair value hierarchy is broken down into three levels based on the observability and reliability of inputs, as follows:

•

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company can access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail any degree of judgment.

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

•

Level 3—Valuations based on inputs that are unobservable and supported by little or no market activity and that are significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques where significant inputs are unobservable, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The availability of observable inputs can vary from product to product and period to period and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the product. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company assigns the level in the fair value hierarchy for which the fair value measurement in its entirety falls, based on the least observable input that is significant to the fair value measurement.

1. Financial Assets (excluding derivative assets)

Financial assets, excluding derivative assets, held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company reviews the assumptions, inputs and methodologies used by pricing services to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company believes a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update their price, and the Company still does not agree with the price provided, the Company will try to obtain a price from another third-party provider, such as a broker, or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of June 30, 2012 or December 31, 2011. All challenges to third-party prices are reviewed by staff of the Company with relevant expertise to ensure reasonableness of assumptions.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In addition to challenging pricing assumptions, the Company obtains reports from the independent accountants for significant third-party pricing services attesting to the effectiveness of the controls over data provided to the Company. These reports are obtained annually and are reviewed by the Company to ensure key controls are applied by the pricing services, and that appropriate user controls are in place at the Company to ensure proper measurement of the fair values of its investments. In the event that any controls in these reports are deemed as ineffective by independent accountants, the Company will take the necessary actions to ensure that internal user controls are in place to mitigate the control risks. No deficiencies were noted for significant third-party pricing services used.

2. Financial Liabilities (excluding derivative liabilities)

Financial liabilities, excluding derivative liabilities, issued by the Company primarily consist of investment agreements and MTNs within its wind-down operations, and debt issued for general corporate purposes. Investment agreements, MTNs, and corporate debt are typically recorded at face value adjusted for premiums or discounts. Financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for similar products. These valuations include adjustments for expected nonperformance risk of the Company.

3. Derivative Assets and Liabilities

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

The Company’s insured credit derivative contracts are non-traded structured credit derivative transactions. Since insured derivatives are highly customized and there is generally no observable market for these derivatives, the Company estimates their fair values in a hypothetical market based on internal and third-party models simulating what a similar company would charge to assume the Company’s position in the transaction at the measurement date. This pricing would be based on the expected loss of the exposure. The Company reviews its valuation model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads or securities prices are observable for similar transactions, those spreads are an integral part of the analysis. New insured transactions that resemble existing (previously insured) transactions, if any, would be considered, as well as negotiated settlements of existing transactions.

The Company may from time to time make changes in its valuation techniques if the change results in a measurement that it believes is equally or more representative of fair value under current circumstances.

4. Internal Review Process

All significant financial assets and liabilities, including derivative assets and liabilities, are reviewed by committees created by the Company to ensure compliance with the Company’s policies and risk procedures in the development of fair values of financial assets and liabilities. These valuation committees review, among other things, key assumptions used for internally developed prices, significant changes in sources and uses of inputs, including changes in model approaches, and any adjustments from third-party inputs or prices to internally developed inputs or prices. The committees also review any significant impairment or improvements in fair values of the financial instruments from prior periods. From time to time, these committees will reach out to the Company valuation experts to better understand key methods and assumptions used for the determination of fair value, including understanding significant changes in fair values. These committees are comprised of senior finance team members with the relevant experience in the financial assets their committee is responsible for. For each quarter, these committees document their agreement with the fair values developed by management of the Company as reported in the quarterly financial statements.

Valuation Techniques

Valuation techniques for financial instruments measured at fair value and included in the tables that follow are described below.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fixed-Maturity Securities (including short-term investments) Held as Available-For-Sale, Fixed-Maturity Securities at Fair Value, Investments Pledged as Collateral, Investments Held-to-Maturity, and Other Investments

Fixed-maturity securities (including short-term investments) held as available-for-sale, fixed-maturity securities at fair value, investments pledged as collateral, investments held-to-maturity, and other investments include investments in U.S. Treasury and government agencies, foreign governments, corporate obligations, MBS and ABS (including CMBS and CDOs), state and municipal bonds and equity securities (including perpetual preferred securities and money market mutual funds).

These investments are generally valued based on recently executed transaction prices or quoted market prices. When quoted market prices are not available, fair value is generally determined using quoted prices of similar investments or a valuation model based on observable and unobservable inputs. Inputs vary depending on the type of investment. These inputs include contractual cash flows, interest rate yield curves, CDS spreads, prepayment and volatility scores, diversity scores, cross-currency basis index spreads, value of any credit enhancement, and credit spreads for structures similar to the financial instrument in terms of issuer, maturity and seniority.

Investments based on quoted market prices of identical investments in active markets are classified as Level 1 of the fair value hierarchy. Level 1 investments generally consist of U.S. Treasury and foreign government and agency investments. Quoted market prices of investments in less active markets, as well as investments which are valued based on other than quoted prices for which the inputs are observable, such as interest rate yield curves, are categorized in Level 2 of the fair value hierarchy. Investments that contain significant inputs that are not observable are categorized as Level 3.

Cash and Cash Equivalents, Receivable for Investments Sold, and Accrued Investment Income

The carrying amounts of cash and cash equivalents, receivable for investments sold, and accrued investment income approximate fair values due to the short-term nature and credit worthiness of these instruments.

Loans Receivable at Fair Value

Loans receivable at fair value are comprised of loans held by consolidated VIEs consisting of residential mortgage loans, commercial mortgage loans and other whole business loans. Fair values of residential mortgage loans are determined using quoted prices for MBS with similar characteristics and adjustments for the fair values of the financial guarantees provided by MBIA Corp. on the related MBS. Fair values of commercial mortgage loans and other whole business loans are valued based on quoted prices of similar collateralized MBS. Loans receivable at fair value are categorized in Level 3 of the fair value hierarchy.

Loan Repurchase Commitments

Loan repurchase commitments are obligations owed by the sellers/servicers of mortgage loans to either MBIA as reimbursement of paid claims or to the RMBS trusts as defined in the transaction documents. Loan repurchase commitments are assets of the consolidated VIEs. This asset represents the rights of MBIA against the sellers/servicers for breaches of representations and warranties that the securitized residential mortgage loans sold to the trust to comply with stated underwriting guidelines and for the sellers/servicers to cure, replace, or repurchase mortgage loans. Fair value measurements of loan repurchase commitments represent the amounts owed by the sellers/servicers to either MBIA as reimbursement of paid claims or to the RMBS trusts as defined in the transaction documents. Loan repurchase commitments are not securities and no quoted prices or comparable market transaction information are observable or available. Loan repurchase commitments at fair value are categorized in Level 3 of the fair value hierarchy. Fair values of loan repurchase commitments are determined using discounted cash flow techniques based on inputs including:

•	breach rates representing the rate at which the sellers/servicers failed to comply with stated representations and warranties;

•	recovery rates representing the estimates of future cash flows for the asset, including estimates about possible variations in the amount of cash flows expected to be collected;

•	expectations about possible variations in the timing of collections of the cash flows; and

•	time value of money, represented by the rate on risk-free monetary assets.

Investment Agreements

The fair values of investment agreements are determined using discounted cash flow techniques based on contractual cash flows and observable interest rates currently being offered for similar agreements with comparable maturity dates. Investment agreements contain collateralization and termination agreements that substantially mitigate the nonperformance risk of the Company. As the terms of the notes are private, and the contract cash flows are not observable, these investment agreements are categorized as Level 3 of the fair value hierarchy.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Medium-Term Notes

The fair values of MTNs are based on quoted market prices provided by third-party sources, where available. When quoted market prices are not available, the Company applies a matrix pricing grid based on the quoted market prices received and the MTNs’ stated maturity and interest rate to determine fair value. Nonperformance risk is included in the quoted market prices and matrix pricing grid.

The Company has elected to record three MTNs at fair value as they contain embedded derivatives which cannot accurately be separated from the host debt instrument and fair valued separately, therefore, these three MTNs are carried at fair value with changes in fair value reflected in earnings. The remaining MTNs which are not carried at fair value do not contain embedded derivatives.

As these MTNs are illiquid and the prices reflect significant unobservable inputs, they are categorized as Level 3 of the fair value hierarchy.

Variable Interest Entity Notes

The fair values of VIE notes are determined based on recently executed transaction prices or quoted prices where observable. When position-specific quoted prices are not observable, fair values are based on quoted prices of similar securities. Fair values based on quoted prices of similar securities may be adjusted for factors unique to the securities, including any credit enhancement. When observable quoted prices are not available, fair value is determined based on discounted cash flow techniques of the underlying collateral using observable and unobservable inputs including interest rate yield curves, bond spreads of similar securities and the value of any credit enhancements. VIE notes are categorized in Level 2 or Level 3 of the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.

Long-term Debt

Long-term debt consists of notes, debentures, surplus notes and floating rate liquidity loans. The fair value of long-term notes, debentures and surplus notes are estimated based on quoted prices for the identical or similar securities. The fair value for floating rate liquidity loans are determined using discounted cash flow techniques of the underlying collateral pledged to the specific loans, as these loans are non-recourse and fully backed by a pool of underlying assets. Long-term debt is categorized as Level 2 of the fair value hierarchy.

Derivatives—Asset/Liability Products

The asset/liability products business has entered into derivative transactions primarily consisting of interest rate swaps, cross currency swaps, and CDS contracts. Fair values of over-the-counter derivatives are determined using valuation models based on observable inputs, nonperformance risk of the Company’s own credit and nonperformance risk of the counterparties. Observable and market-based inputs include interest rate yields, credit spreads and volatilities. These derivatives are categorized in Level 2 or Level 3 of the fair value hierarchy based on the input that is significant to the fair value measurement in its entirety.

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

In certain cases, the Company also manages credit risk through collateral agreements that give the Company the right to hold or the obligation to provide collateral when the current market value of derivative contracts exceeds an exposure threshold. Under these arrangements, the Company may provide U.S. Treasury and other highly rated securities or cash to secure the derivative. The delivery of high-quality collateral can minimize credit exposure and mitigate the potential for nonperformance risk impacting the fair values of the derivatives.

Derivatives—Insurance

The derivative contracts insured by the Company cannot be legally traded and generally do not have observable market prices. MBIA Corp. determines the fair values of insured credit derivatives using valuation models.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Approximately 79% of the balance sheet fair value of insured credit derivatives as of June 30, 2012 was valued using the Binomial Expansion Technique (“BET”) Model. Approximately 21% of the balance sheet fair value of insured credit derivatives as of June 30, 2012 was valued using the internally developed Direct Price Model. An immaterial amount of insured credit derivatives were valued using the dual-default model. The valuation of insured derivatives includes the impact of its own credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as their fair value is derived using significant unobservable inputs.

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

•

credit spreads of underlying collateral based on actual spreads or spreads on similar collateral with similar ratings, or in some cases, are benchmarked; for collateral pools where the spread distribution is characterized by extremes, each segment of the pool is modeled separately instead of using an overall pool average;

•	diversity score of the collateral pool as an indication of correlation of collateral defaults; and

•	recovery rate for all defaulted collateral.

•	Allocation of losses to separate tranches of the capital structure according to priority of payments in a transaction.

•

The inception-to-date unrealized gain or loss on a transaction is the difference between the original price of the risk (the original market-implied expected loss) and the current price of the risk based on the assumed market-implied expected losses derived from the model.

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

There were some transactions where the Company incorporated multiple levels within the hierarchy, including using actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. As of June 30, 2012, sector-specific spreads were used in 9% of the transactions valued using the BET Model. Corporate spreads were used in 47% of the transactions and spreads benchmarked from the most relevant spread source were used for 44% of the transactions. The spread source can also be identified by whether or not it is based on collateral weighted average rating factor (“WARF”). No collateral-specific spreads are based on WARF, sector-specific and corporate spreads are based on WARF, and some benchmarked spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spreads were used for 76% of the transactions.

Over time, the data inputs change as new sources become available, existing sources are discontinued or are no longer considered to be reliable or the most appropriate. It is always the Company’s objective to use more observable spread hierarchies defined above. However, the Company may on occasion move to less observable spread inputs due to the discontinuation of data sources or due to the Company considering certain spread inputs no longer representative of market spreads.

b. Diversity Scores

Diversity scores are a means of estimating the diversification in a portfolio. The diversity score estimates the number of uncorrelated assets that are assumed to have the same loss distribution as the actual portfolio of correlated assets. While diversity score is a required input into the BET model, due to current high levels of default within the collateral of the structures, diversity score does not have a significant impact on valuation.

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

d. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET Model at discount rates which include MBIA CDS spreads as of June 30, 2012. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than the Company’s recovery derivative price multiplied by the unadjusted derivative liability.

B. Description of Direct Price Model

1. Valuation Model Overview

The Direct Price Model uses quoted market prices of financial assets correlated to the underlying collateral of the pool of assets backing the liabilities guaranteed by certain insured derivative liabilities. These quoted market prices are adjusted to reflect the unique characteristics of the liabilities of the entities backed by the correlated assets and unique terms of the insured derivative contracts.

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

Overall Model Results

As of June 30, 2012 and December 31, 2011, the Company’s net insured derivative liability was $3.3 billion and $4.8 billion, respectively, and was primarily related to the fair values of insured credit derivatives, based on the results of the aforementioned pricing models. In the current environment, the most significant driver of changes in fair value is nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $4.3 billion and $5.7 billion lower than the net liability that would have been estimated if the Company excluded nonperformance risk in its valuation as of June 30, 2012 and December 31, 2011, respectively. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of the Company’s economic condition, that the Company will be able to pay all claims when due.

Warrants

Stock warrants issued by the Company are recorded at fair value based on a modified Black-Scholes model. Inputs into the warrant valuation include interest rates, stock volatilities and dividend data. As all significant inputs are market-based and observable, warrants are categorized in Level 2 of the fair value hierarchy.

Financial Guarantees

Gross Financial Guarantees—The fair value of gross financial guarantees is determined using discounted cash flow techniques based on inputs that include (i) assumptions of expected losses on financial guarantee policies where loss reserves have not been recognized, (ii) amount of losses expected on financial guarantee policies where loss reserves have been established, net of expected recoveries, (iii) the cost of capital reserves required to support the financial guarantee liability, (iv) operating expenses, and (v) discount rates. The MBIA Corp. CDS spread and recovery rate are used as the discount rate for MBIA Corp., while the CDS spread and recovery rate of a similar municipal insurance company are used as the discount rate for National, as National does not have a published CDS spread and recovery rate.

The carrying value of the Company’s gross financial guarantees consists of unearned premium revenue and loss and LAE reserves, net of the insurance loss recoverable as reported on MBIA’s consolidated balance sheets.

Ceded Financial Guarantees—The fair value of ceded financial guarantees is determined by applying the percentage ceded to reinsurers to the related fair value of the gross financial guarantees. The carrying value of ceded financial guarantees consists of prepaid reinsurance premiums and reinsurance recoverable on paid and unpaid losses as reported within “Other Assets” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of June 30, 2012. This table excludes inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations.

In millions	Fair Value as of June 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,903	Quoted market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% -111% (6%)
Loan repurchase commitments	1,032	Discounted cash flow	Recovery rates	9% -96% (42%)
			Breach rates	65% -94% (77%)
Liabilities of consolidated VIEs:
Variable interest entity notes	1,867	Quoted market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 24% (6%)
Credit derivative liabilities, net:
CMBS	1,488	BET Model	Recovery rates	23% -90% (51%)
			Nonperformance risk	11% -61% (55%)
			Weighted average life (in years)	0.5 - 6.1 (4.9)
			CMBS spreads	2% - 20% (12%)
Multi-sector CDO	691	Direct Price Model	Nonperformance risk	61% -61% (61%)
Other	1,106	BET Model	Recovery rates	42% -75% (47%)
			Nonperformance risk	11% -61% (42%)
			Weighted average life (in years)	0.3 - 14.7 (3.2)

Sensitivity of Significant Unobservable Inputs

The significant unobservable input used in the fair value measurement of the Company’s assets of consolidated VIEs: loans receivable at fair value is the impact of the financial guarantee. As the perception of the benefit provided by the Company to the obligations issued by the VIE improves, the credit support of the financial guarantee provides more of the expected future cash flow of the VIE, and there is a lower expected cash flow on the underlying loans receivable of the VIE. This results in a lower fair value of the loans receivable in relation to the obligations of the VIE.

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

The significant unobservable input used in the fair value measurement of the Company’s liabilities of consolidated VIEs: variable interest entity notes are the impact of the financial guarantee. As the value of the guarantee provided by the Company to the obligations issued by the VIE increases, the credit support adds value to the liabilities of the VIE. This results in an increase in the fair value of the liabilities of the VIE.

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

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of June 30, 2012
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$851	$261	$-		$-	$1,112
Foreign governments	263	77	12	(1)	-	352
Corporate obligations	-	1,143	98	(1)	-	1,241
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,112	4	(1)	-	1,116
Residential mortgage-backed non-agency	-	154	30	(1)	-	184
Commercial mortgage-backed	-	20	27	(1)	-	47
Asset-backed securities:
Collateralized debt obligations	-	73	29	(1)	-	102
Other asset-backed	-	128	72	(1)	-	200
State and municipal bonds	-	939	-		-	939

Total taxable bonds	1,114	3,907	272		-	5,293
Tax-exempt bonds:
State and municipal bonds	-	1,045	25	(1)	-	1,070
Other fixed-maturity investments	-	10	-		-	10

Total fixed-maturity investments	1,114	4,962	297		-	6,373
Money market securities	641	-	-		-	641
Perpetual preferred securities	-	46	3	(1)	-	49
Other	20	-	10	(1)	-	30

Total	1,775	5,008	310		-	7,093
Cash and cash equivalents	269	-	-		-	269
Derivative assets:
Insured derivative assets:
Credit derivatives	-	-	3		-	3
Non-insured derivative assets:
Interest rate derivatives	-	96	4	(1)	(98)	2

Total derivative assets	-	96	7		(98)	5

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of June 30, 2012
Assets of consolidated VIEs:
Corporate obligations	-	216	95	(1)	-	311
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	811	10	(1)	-	821
Commercial mortgage-backed	-	405	12	(1)	-	417
Asset-backed securities:
Collateralized debt obligations	-	229	140	(1)	-	369
Other asset-backed	-	161	42	(1)	-	203

Total fixed maturity securities at fair value	-	1,822	299		-	2,121
Cash	145	-	-		-	145
State and municipal taxable bonds	-	40	-		-	40
Money market securities	109	-	-		-	109
Loans receivable	-	-	1,903		-	1,903
Loan repurchase commitments	-	-	1,032		-	1,032
Derivative assets:
Interest rate derivatives	-	1	-		-	1

Total assets	$2,298	$6,967	$3,551		$(98)	$12,718

Liabilities:
Medium-term notes	$-	$-	$151	(1)	$-	$151
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	14	3,288		-	3,302
Non-insured derivatives:
Interest rate derivatives	-	124	-		(98)	26
Currency derivatives	-	1	-		-	1
Other liabilities:
Warrants	-	25	-		-	25
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,771	1,867		-	3,638
Derivative liabilities:
Interest rate derivatives	-	165	-		-	165
Currency derivatives	-	-	21	(1)	-	21

Total liabilities	$-	$2,100	$5,327		$(98)	$7,329

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
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,038	$103	$-	$-	$1,141
Foreign governments	277	62	11	-	350
Corporate obligations	1	1,531	207	-	1,739
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,276	8	-	1,284
Residential mortgage-backed non-agency	-	350	17	-	367
Commercial mortgage-backed	-	34	24	-	58
Asset-backed securities:
Collateralized debt obligations	-	78	60	-	138
Other asset-backed	-	130	317	-	447
State and municipal bonds	-	924	-	-	924

Total taxable bonds	1,316	4,488	644	-	6,448
Tax-exempt bonds:
State and municipal bonds	-	1,137	28	-	1,165
Other fixed-maturity investments	-	15	-	-	15

Total fixed-maturity investments	1,316	5,640	672	-	7,628
Money market securities	912	-	-	-	912
Perpetual preferred securities	-	106	1	-	107
Other	25	-	10	-	35

Total	2,253	5,746	683	-	8,682
Cash and cash equivalents	473	-	-	-	473
Derivative assets:
Non-insured derivative assets:
Credit derivatives	-	1	-	-	1
Interest rate derivatives	-	91	3	-	94
Other	-	-	-	(93)	(93)

Total derivative assets	-	92	3	(93)	2

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2011
Assets of consolidated VIEs:
Corporate obligations	-	170	69	-	239
Mortgage-backed securities:
Residential mortgage-backed agency	-	3	-	-	3
Residential mortgage-backed non-agency	-	1,437	21	-	1,458
Commercial mortgage-backed	-	559	22	-	581
Asset-backed securities:
Collateralized debt obligations	-	330	203	-	533
Other asset-backed	-	236	67	-	303

Total fixed maturity securities at fair value	-	2,735	382	-	3,117
Cash	160	-	-	-	160
Money market securities	199	-	-	-	199
Loans receivable	-	-	2,046	-	2,046
Loan repurchase commitments	-	-	1,077	-	1,077
Derivative assets:
Credit derivatives	-	-	447	-	447
Interest rate derivatives	-	3	-	-	3

Total assets	$3,085	$8,576	$4,638	$(93)	$16,206

Liabilities:
Medium-term notes	$-	$-	$165	$-	$165
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	18	4,790	-	4,808
Non-insured derivatives:
Interest rate derivatives	-	445	-	-	445
Currency derivatives	-	4	-	-	4
Other	-	-	-	(93)	(93)
Other liabilities:
Warrants	-	38	-	-	38
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,865	2,889	-	4,754
Derivative liabilities:
Credit derivatives	-	-	527	-	527
Interest rate derivatives	-	281	-	-	281
Currency derivatives	-	-	17	-	17

Total liabilities	$-	$2,651	$8,388	$(93)	$10,946

Level 3 assets at fair value, as of June 30, 2012 and December 31, 2011 represented approximately 28% and 29%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value, as of June 30, 2012 and December 31, 2011 represented approximately 73% and 77%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2012	Carry Value Balance as of June 30, 2012
Assets:
Other investments	$-	$-	$11	$11	$11
Accrued investment income(1)	57	-	-	57	57
Receivable for investments sold(1)	60	-	-	60	60
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,896	2,896	3,051

Total assets	$117	$-	$2,907	$3,024	$3,179

Liabilities:
Investment agreements	$-	$-	$1,445	$1,445	$1,171
Medium-term notes	-	-	982	982	1,415
Long-term debt	-	1,119	-	1,119	1,837
Payable for investments purchased(2)	43	-	-	43	43
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	3,216	3,216	3,589

Total liabilities	$43	$1,119	$5,643	$6,805	$8,055

Financial Guarantees:
Gross	$-	$-	$975	$975	$831
Ceded	-	-	92	92	95

(1) - Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) - Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011	Carry Value Balance as of December 31, 2011
Assets:
Other investments	$-	$-	$11	$11	$11
Accrued investment income(1)	63	-	-	63	63
Receivable for investments sold(1)	32	-	-	32	32
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	3,489	3,489	3,843

Total assets	$95	$-	$3,500	$3,595	$3,949

Liabilities:
Investment agreements	$-	$-	$1,853	$1,853	$1,578
Medium-term notes	-	-	1,187	1,187	1,491
Securities sold under agreements to repurchase	-	286	-	286	287
Long-term debt	-	1,117	-	1,117	1,840
Payable for investments purchased(2)	3	-	-	3	3
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	3,297	3,297	3,943
Long-term debt	-	-	368	368	360

Total liabilities	$3	$1,403	$6,705	$8,111	$9,502

Financial Guarantees:
Gross	$-	$-	$1,451	$1,451	$1,305
Ceded	-	-	94	94	104

(1) - Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) - Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2012 and 2011:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2012

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2012
Assets:
Foreign governments	$12	$-	$-	$-	$(1)	$7	$-	$(3)	$(3)	$-	$-	$12	$-
Corporate obligations	185	-	2	13	(2)	16	-	(15)	(115)	14	-	98	2
Residential mortgage-backed agency	9	-	-	-	-	-	-	-	-	4	(9)	4	-
Residential mortgage-backed non-agency	14	-	-	(4)	-	-	-	(5)	(1)	26	-	30	-
Commercial mortgage-backed	25	-	-	2	-	-	-	-	-	-	-	27	-
Collateralized debt obligations	35	(1)	-	3	-	-	-	(4)	(7)	4	(1)	29	-
Other asset-backed	115	(2)	-	10	-	2	-	(2)	(50)	4	(5)	72	-
State and municipal tax-exempt bonds	27	-	-	-	-	-	-	(2)	-	-	-	25	-
Perpetual preferred securities	-	-	-	-	-	-	-	-	-	3	-	3	-
Other investments	10	-	-	-	-	-	-	-	-	-	-	10	-
Assets of consolidated VIEs:
Corporate obligations	75	-	(6)	(6)	-	28	-	(2)	-	6	-	95	-
Residential mortgage-backed non-agency	25	-	1	-	-	-	-	(2)	(15)	1	-	10	-
Commercial mortgage-backed	15	-	1	-	-	-	-	(1)	(8)	5	-	12	1
Collateralized debt obligations	218	-	(2)	(3)	-	-	-	-	(75)	2	-	140	6
Other asset-backed	71	-	3	-	-	4	-	(3)	(36)	3	-	42	2
Loans receivable	2,025	-	(49)	-	-	-	-	(71)	(2)	-	-	1,903	(49)
Loan repurchase commitments	1,076	-	(44)	-	-	-	-	-	-	-	-	1,032	(44)

Total assets	$3,937	$(3)	$(94)	$15	$(3)	$57	$-	$(110)	$(312)	$72	$(15)	$3,544	$(82)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2012
Liabilities:
Medium-term notes	$174	$-	$(16)	$-	$(7)	$-	$-	$-	$-	$-	$-	$151	$(16)
Credit derivatives, net	4,487	443	(1,202)	-	-	-	-	(443)	-	-	-	3,285	(641)
Interest rate derivatives, net	(4)	-	-	-	-	-	-	-	-	-	-	(4)	-
Liabilities of consolidated VIEs:
VIE notes	2,864	-	62	-	-	-	-	(76)	(983)	-	-	1,867	62
Credit derivatives, net	82	-	-	-	-	-	-	-	(82)	-	-	-	-
Currency derivatives, net	19	-	2	-	-	-	-	-	-	-	-	21	2

Total liabilities	$7,622	$443	$(1,154)	$-	$(7)	$-	$-	$(519)	$(1,065)	$-	$-	$5,320	$(593)

(1) - Transferred in and out at the end of the period.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2011

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2011
Assets:
Foreign governments	$19	$-	$-	$-	$-	$4	$-	$(3)	$-	$-	$(7)	$13	$-
Corporate obligations	212	-	-	-	1	1	-	(2)	-	82	-	294	-
Residential mortgage-backed non-agency	43	(1)	-	5	(2)	4	-	(6)	(18)	3	-	28	-
Commercial mortgage-backed	51	-	-	-	-	1	-	-	(2)	-	-	50	-
Collateralized debt obligations	123	(1)	-	8	(9)	5	-	(4)	(6)	46	-	162	-
Other asset-backed	322	-	-	(7)	(1)	8	-	(1)	(1)	11	-	331	-
State and municipal taxable bonds	12	-	-	1	-	-	-	-	-	-	-	13	-
State and municipal tax-exempt bonds	34	-	-	-	-	2	-	(3)	(1)	-	-	32	-
Assets of consolidated VIEs:
Corporate obligations	84	-	(13)	-	-	-	-	(2)	-	-	(7)	62	-
Residential mortgage-backed non-agency	18	-	1	-	-	-	-	(2)	-	-	-	17	1
Commercial mortgage-backed	29	-	1	-	-	-	-	(2)	(1)	-	-	27	(1)
Collateralized debt obligations	219	-	(26)	-	-	-	-	-	-	22	(14)	201	5
Other asset-backed	79	-	(6)	-	-	-	-	(1)	-	1	-	73	2
Loans receivable	2,327	-	68	-	-	-	-	(73)	(2)	-	-	2,320	68
Loan repurchase commitments	867	-	38	-	-	-	-	-	-	-	-	905	38

Total assets	$4,439	$(2)	$63	$7	$(11)	$25	$-	$(99)	$(31)	$165	$(28)	$4,528	$113

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2011
Liabilities:
Medium-term notes	$163	$-	$39	$-	$4	$-	$-	$-	$-	$-	$-	$206	$39
Credit derivatives, net	5,772	218	(116)	-	-	-	-	(218)	-	-	-	5,656	897
Interest rate derivatives, net	(4)	-	(1)	-	-	-	-	-	-	1	-	(4)	2
Liabilities of consolidated VIEs:
VIE notes	4,953	-	2	-	-	-	-	(262)	(180)	-	-	4,513	2
Credit derivatives, net	926	-	(6)	-	-	-	-	-	-	-	-	920	(7)
Currency derivatives, net	12	-	4	-	-	-	-	-	-	-	-	16	4

Total liabilities	$11,822	$218	$(78)	$-	$4	$-	$-	$(480)	$(180)	$1	$-	$11,307	$937

(1) - Transferred in and out at the end of the period.

Transfers into and out of Level 3 were $72 million and $15 million, respectively, for the three months ended June 30, 2012. Transfers into and out of Level 2 were $15 million and $72 million, respectively, for the three months ended June 30, 2012. These transfers were principally for residential mortgage-backed non-agency, and corporate obligations where inputs, which are significant to their valuation, became observable or unobservable during the year. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Residential mortgage-backed agency and other asset-backed comprised the majority of the transferred instruments out of Level 3. There were no transfers into or out of Level 1. For the three months ended June 30, 2012, net unrealized losses included in other comprehensive income on securities transferred into Level 3 were $8 million and net unrealized losses included in other comprehensive income on securities transferred out of Level 3 were $2 million.

Transfers into and out of Level 3 were $166 million and $28 million, respectively, for the three months ended June 30, 2011. Transfers into and out of Level 2 were $28 million and $166 million, respectively, for the three months ended June 30, 2011. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations and commercial mortgage-backed comprised the majority of the transferred instruments. There were no transfers into or out of Level 1. For the three months ended June 30, 2011, net unrealized losses included in other comprehensive income on securities transferred into Level 3 were $2 million and net unrealized losses included in other comprehensive income on securities transferred out of Level 3 were $8 million.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2012 and 2011:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2012

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2012
Assets:
Foreign governments	$11	$-	$-	$-	$-	$13	$-	$(9)	$(3)	$-	$-	$12	$-
Corporate obligations	207	(15)	5	26	-	15	-	(16)	(138)	14	-	98	5
Residential mortgage-backed agency	8	-	-	1	-	-	-	-	-	4	(9)	4	-
Residential mortgage-backed non-agency	17	-	-	(3)	-	-	-	(7)	(1)	26	(2)	30	-
Commercial mortgage-backed	24	-	-	4	-	-	-	-	-	-	(1)	27	-
Collateralized debt obligations	60	(4)	-	9	-	-	-	(9)	(10)	10	(27)	29	-
Other asset-backed	317	(61)	-	73	-	4	-	(8)	(252)	6	(7)	72	-
State and municipal tax-exempt bonds	28	-	-	-	-	-	-	(3)	-	-	-	25	-
Perpetual preferred securities	1	-	-	-	-	-	-	-	-	4	(2)	3	-
Other investments	10	-	-	-	-	-	-	-	-	-	-	10	-
Assets of consolidated VIEs:
Corporate obligations	69	-	(5)	(6)	-	28	-	(3)	-	12	-	95	1
Residential mortgage-backed non-agency	21	-	6	-	-	-	-	(4)	(15)	3	(1)	10	5
Commercial mortgage-backed	22	-	2	-	-	-	-	(3)	(8)	5	(6)	12	1
Collateralized debt obligations	203	-	-	(2)	-	-	-	-	(75)	14	-	140	7
Other asset-backed	67	-	5	-	-	4	-	(3)	(36)	5	-	42	4
Loans receivable	2,046	-	(10)	-	-	-	-	(131)	(2)	-	-	1,903	(10)
Loan repurchase commitments	1,077	-	(45)	-	-	-	-	-	-	-	-	1,032	(45)

Total assets	$4,188	$(80)	$(42)	$102	$-	$64	$-	$(196)	$(540)	$103	$(55)	$3,544	$(32)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2012
Liabilities:
Medium-term notes	$165	$-	$(11)	$-	$(3)	$-	$-	$-	$-	$-	$-	$151	$(11)
Credit derivatives, net	4,790	463	(1,505)	-	-	-	-	(463)	-	-	-	3,285	(571)
Interest rate derivatives, net	(3)	-	(1)	-	-	-	-	-	-	-	-	(4)	7
Liabilities of consolidated VIEs:
VIE notes	2,889	-	221	-	-	-	-	(260)	(983)	-	-	1,867	165
Credit derivatives, net	80	-	2	-	-	-	-	-	(82)	-	-	-	-
Currency derivatives, net	17	-	4	-	-	-	-	-	-	-	-	21	4

Total liabilities	$7,938	$463	$(1,290)	$-	$(3)	$-	$-	$(723)	$(1,065)	$-	$-	$5,320	$(406)

(1) - Transferred in and out at the end of the period.

	Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2011
In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2011
Assets:
Foreign governments	$11	$-	$-	$-	$-	$7	$-	$(5)	$-	$7	$(7)	$13	$-
Corporate obligations	247	-	-	7	3	11	-	(35)	(12)	88	(15)	294	-
Residential mortgage-backed agency	41	-	-	1	-	1	-	(1)	(1)	-	(41)	-	-
Residential mortgage-backed non-agency	48	(1)	-	10	(2)	11	-	(11)	(19)	8	(16)	28	-
Commercial mortgage-backed	41	-	-	2	1	9	-	-	(2)	-	(1)	50	-
Collateralized debt obligations	191	(2)	-	28	(9)	7	1	(33)	(8)	48	(61)	162	-
Other asset-backed	349	-	-	1	(1)	9	-	(10)	(2)	13	(28)	331	-
State and municipal taxable bonds	14	-	-	(1)	-	-	-	-	-	-	-	13	-
State and municipal tax-exempt bonds	36	-	-	-	-	2	-	(5)	(1)	-	-	32	-
Assets of consolidated VIEs:
Corporate obligations	82	-	(13)	-	-	-	-	(4)	-	4	(7)	62	(1)
Residential mortgage-backed non-agency	40	-	(1)	3	-	-	-	(5)	-	-	(20)	17	2
Commercial mortgage-backed	23	-	7	-	-	-	-	(2)	(1)	-	-	27	6
Collateralized debt obligations	245	-	(10)	-	-	-	-	(3)	-	37	(68)	201	19
Other asset-backed	81	-	(8)	-	-	-	-	(2)	-	2	-	73	(2)
Loans receivable	2,183	-	296	-	-	-	-	(157)	(2)	-	-	2,320	296
Loan repurchase commitments	835	-	58	-	-	-	12	-	-	-	-	905	58

Total assets	$4,467	$(3)	$329	$51	$(8)	$57	$13	$(273)	$(48)	$207	$(264)	$4,528	$378

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2011
Liabilities:
Medium-term notes	$116	$-	$78	$-	$12	$-	$-	$-	$-	$-	$-	$206	$78
Credit derivatives, net	4,350	605	1,307	-	-	-	-	(605)	-	-	-	5,657	2,128
Interest rate derivatives, net	(5)	-	-	-	-	-	-	-	-	1	-	(4)	1
Liabilities of consolidated VIEs:
VIE notes	4,673	-	584	-	-	-	-	(564)	(180)	-	-	4,513	584
Credit derivatives, net	768	-	152	-	-	-	-	-	-	-	-	920	151
Currency derivatives, net	14	-	2	-	-	-	-	-	-	-	-	16	2

Total liabilities	$9,916	$605	$2,123	$-	$12	$-	$-	$(1,169)	$(180)	$1	$-	$11,308	$2,944

(1) - Transferred in and out at the end of the period.

Transfers into and out of Level 3 were $103 million and $55 million, respectively, for the six months ended June 30, 2012. Transfers into and out of Level 2 were $55 million and $103 million, respectively, for the six months ended June 30, 2012. These transfers were principally for residential mortgage-backed non-agency, corporate obligations and CDOs and other asset-backed where inputs, which are significant to their valuation, became observable or unobservable during the year. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. CDOs and residential mortgage-backed agency comprised the majority of the transferred instruments out of Level 3. There were no transfers into or out of Level 1. For the six months ended June 30, 2012, net unrealized losses included in other comprehensive income on securities transferred into Level 3 were $17 million and net unrealized losses included in other comprehensive income on securities transferred out of Level 3 were $5 million.

Transfers into and out of Level 3 were $208 million and $264 million, respectively, for the six months ended June 30, 2011. Transfers into and out of Level 2 were $264 million and $208 million, respectively, for the six months ended June 30, 2011. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations and CDOs comprised the majority of the transferred instruments. There were no transfers into or out of Level 1. For the six months ended June 30, 2011, the net unrealized losses included in other comprehensive income related to the transfers into Level 3 were $1 million and the net unrealized gains included in other comprehensive income related to the transfers out of Level 3 were $22 million.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the three months ended June 30, 2012 and 2011 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended June 30, 2012
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$1,202	$(446)	$18	$(160)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of June 30, 2012	$641	$-	$18	$(148)

	Three Months Ended June 30, 2011
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$116	$(220)	$(38)	$63

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of June 30, 2011	$(897)	$-	$(41)	$114

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the six months ended June 30, 2012 and 2011 are reported on the Company’s consolidated statements of operations as follows:

	Six Months Ended June 30, 2012
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$1,505	$(543)	$17	$(274)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of June 30, 2012	$571	$-	$9	$(206)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Six Months Ended June 30, 2011
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(1,307)	$(608)	$(78)	$(409)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of June 30, 2011	$(2,128)	$-	$(79)	$(359)

Fair Value Option

The Company elected to record at fair value certain financial instruments of VIEs that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 for all financial instruments for which the fair value option was elected:

	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Fixed-maturity securities held at fair value	$(56)	$(265)	$(57)	$(52)
Loans receivable at fair value:
Residential mortgage loans	(117)	29	(99)	130
Other loans	(2)	(35)	(41)	7
Loan repurchase commitments	44	39	43	70
Other assets	-	18	-	(22)
Long-term debt	135	252	128	(115)

Substantially all gains and losses included in earnings during the six months ended June 30, 2012 on loans receivable and variable interest entity notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the variable interest entity notes, resulting in depressed pricing of the financial instruments.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2012 and December 31, 2011 for loans and variable interest entity notes for which the fair value option was elected:

	As of June 30, 2012			As of December 31, 2011
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$2,533	$1,755	$778	$2,769	$1,895	$874
Residential mortgage loans (90 days or more past due)	258	41	217	259	-	259
Other loans	88	32	56	129	43	86
Other loans (90 days or more past due)	203	75	128	324	108	216

Total loans receivable at fair value	$3,082	$1,903	$1,179	$3,481	$2,046	$1,435
Variable interest entity notes	$9,362	$3,638	$5,724	$13,583	$4,754	$8,829

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

The following tables present the amortized cost, fair value and other-than-temporary impairments of fixed-maturity investments and other investments designated as available-for-sale in the consolidated investment portfolio of the Company as of June 30, 2012 and December 31, 2011:

	June 30, 2012
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,036	$49	$-	$1,085	$-
Foreign governments	328	22	-	350	-
Corporate obligations	1,111	50	(24)	1,137	(2)
Mortgage-backed securities:
Residential mortgage-backed agency	1,032	47	-	1,079	-
Residential mortgage-backed non-agency	199	15	(39)	175	(113)
Commercial mortgage-backed	44	1	(5)	40	-
Asset-backed securities:
Collateralized debt obligations	184	-	(86)	98	(57)
Other asset-backed	212	2	(19)	195	(1)
State and municipal bonds	886	62	(11)	937	-

Total taxable bonds	5,032	248	(184)	5,096	(173)
Tax-exempt bonds:
State and municipal bonds	1,012	56	(1)	1,067	-

Total fixed-maturity investments	6,044	304	(185)	6,163	(173)
Other investments:
Perpetual preferred securities	50	-	(1)	49	-
Other investments	10	-	-	10	-
Money market securities	635	-	-	635	-

Total other investments	695	-	(1)	694	-
Assets of consolidated VIEs:
Corporate obligations	177	6	(7)	176	-
Mortgage-backed securities:
Residential mortgage-backed non-agency	106	-	(19)	87	-
Asset-backed securities:
Collateralized debt obligations	109	-	(14)	95	-
Other asset-backed	29	1	-	30	-
State and municipal bonds	37	3	-	40	-
Other investments:
Money market securities	109	-	-	109	-

Total available-for-sale investments	$7,306	$314	$(226)	$7,394	$(173)

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

The fair value of securities on deposit with various regulatory authorities was $10 million and $11 million as of June 30, 2012 and December 31, 2011, respectively. These deposits are required to comply with state insurance laws.

Substantially all of the obligations under investment agreements require the Company to pledge securities as collateral. As of June 30, 2012 and December 31, 2011, the fair value of securities pledged as collateral with respect to these investment agreements approximated $1.0 billion and $1.9 billion, respectively. The Company’s collateral as of June 30, 2012 consisted principally of RMBS, U.S. Treasury and government agency bonds and state and municipal bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements in the amount of $174 million and $224 million as of June 30, 2012 and December 31, 2011, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution by contractual maturity of available-for-sale fixed-maturity investments at amortized cost and fair value as of June 30, 2012. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$870	$872	$7	$7
Due after one year through five years	834	862	124	132
Due after five years through ten years	667	703	-	-
Due after ten years through fifteen years	438	462	81	75
Due after fifteen years	1,564	1,677	2	2
Mortgage-backed	1,275	1,294	106	87
Asset-backed	396	293	138	125

Total fixed-maturity investments	$6,044	$6,163	$458	$428

Investments that are held-to-maturity are reported on the Company’s consolidated balance sheets at amortized cost. These investments, which primarily relate to the Company’s consolidated VIEs, principally consist of ABS and other fixed-income debt obligations issued by major national and international corporations and other structured finance clients. As of June 30, 2012, unrecognized gross gains were $5 million and unrecognized gross losses were $160 million. As of December 31, 2011, unrecognized gross gains were $17 million and unrecognized gross losses were $371 million. The following table presents the distribution of held-to-maturity investments by contractual maturity at amortized cost and fair value as of June 30, 2012:

			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years(1)	1	1	-	-
Due after five years through ten years	-	-	-	-
Due after ten years through fifteen years	-	-	-	-
Due after fifteen years	-	-	-	-
Mortgage-backed	-	-	-	-
Asset-backed	-	-	3,051	2,896

Total held-to-maturity investments	$1	$1	$3,051	$2,896

(1)  - Relates to tax credit investments reported in “Other investments” on the Company’s consolidated balance sheets.

Impaired Investments

The following tables present the gross unrealized losses included in accumulated other comprehensive income (loss) as of June 30, 2012 and December 31, 2011 related to available-for-sale fixed-maturity and other investments. These tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	June 30, 2012
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$471	$-	$-	$-	$471	$-
Foreign governments	40	-	-	-	40	-
Corporate obligations	211	(2)	41	(22)	252	(24)
Mortgage-backed securities:
Residential mortgage-backed agency	3	-	43	-	46	-
Residential mortgage-backed non-agency	7	(1)	113	(38)	120	(39)
Commercial mortgage-backed	5	-	26	(5)	31	(5)
Asset-backed securities:
Collateralized debt obligations	7	(1)	87	(85)	94	(86)
Other asset-backed	4	-	91	(19)	95	(19)
State and municipal bonds	7	-	76	(11)	83	(11)

Total taxable bonds	755	(4)	477	(180)	1,232	(184)
Tax-exempt bonds:
State and municipal bonds	17	-	23	(1)	40	(1)

Total fixed-maturity investments	772	(4)	500	(181)	1,272	(185)
Other investments:
Perpetual preferred securities	46	(1)	1	-	47	(1)
Assets of consolidated VIEs:
Corporate obligations	-	-	53	(7)	53	(7)
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	-	87	(19)	87	(19)
Asset-backed securities:
Collateralized debt obligations	5	-	90	(14)	95	(14)
Other asset-backed	-	-	4	-	4	-

Total	$823	$(5)	$735	$(221)	$1,558	$(226)

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

Gross unrealized losses on available-for-sale securities presented in the preceding tables decreased as of June 30, 2012 compared with December 31, 2011 primarily due to the sale of several impaired securities included in the Company’s asset/liability products investment portfolio and the other-than-temporary impairment to fair value of several other impaired securities since there was an intent to sell them. Investments with unrealized losses that met the criteria described in the “Other-Than-Temporary Impairments” section below were tested for other-than-temporary impairments and principally related to ABS, MBS, and corporate obligations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of ABS included in the Company’s consolidated investment portfolio as of June 30, 2012 for which fair value was less than amortized cost. Of the total fair value and unrealized losses of ABS, $65 million of fair value and $57 million of unrealized losses are included in the Company’s asset/liability products investment portfolio. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of June 30, 2012 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

									Below
In millions	Aaa		Aa		A		Baa		Investment Grade		Not Rated		Total
Asset- backed Sector	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS CDO	$5	$-	$5	$-	$6	$-	$1	$(3)	$15	$(52)	$-	$-	$32	$(55)
Corporate CDO	36	(3)	63	(10)	16	(3)	1	-	88	(40)	1	(1)	205	(57)
Auto loans	-	-	-	-	-	-	-	-	-	-	2	-	2	-
Credit cards	2	-	-	-	-	-	-	-	-	-	-	-	2	-
Small business/ student loans	5	-	-	-	-	-	-	-	11	-	-	-	16	-
Other ABS	2	-	4	-	4	-	4	(1)	10	(2)	7	(4)	31	(7)

Total	$50	$(3)	$72	$(10)	$26	$(3)	$6	$(4)	$124	$(94)	$10	$(5)	$288	$(119)

Of the Company’s investments in ABS reported in the preceding table, 53% were rated investment grade with 17% rated Aaa. Of the total ABS investments reported in the preceding table, $147 million include the benefit of guarantees provided by MBIA Corp. and $31 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed ABS investments using the higher of the guarantors’ ratings or the underlying bond ratings was Baa and the average underlying credit rating of guaranteed ABS investments, without giving effect to the guarantees was below investment grade. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $134 million or 47% of the securities included in the preceding table were rated below investment grade.

The following table presents the fair values and gross unrealized losses by credit rating category of MBS included in the Company’s consolidated investment portfolio as of June 30, 2012 for which fair value was less than amortized cost. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of June 30, 2012 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

									Below
In millions	Aaa		Aa		A		Baa		Investment Grade		Not Rated		Total
Mortgage- backed Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
RMBS:
Collateralized	$49	$-	$24	$(3)	$-	$-	$1	$-	$34	$(3)	$15	$(9)	$123	$(15)
Home equity	2	-	58	(13)	1	-	-	-	57	(27)	-	-	118	(40)
Pass-through securities	3	-	-	-	-	-	-	-	-	-	-	-	3	-
Other	-	-	8	(3)	-	-	-	-	-	-	-	-	8	(3)
CMBS	-	-	-	-	2	-	26	(4)	4	(1)	-	-	32	(5)

Total	$54	$-	$90	$(19)	$3	$-	$27	$(4)	$95	$(31)	$15	$(9)	$284	$(63)

Of the Company’s investments in MBS reported in the preceding table, 61% were rated investment grade with 19% rated Aaa. Of the total MBS investments reported in the preceding table, $11 million include the benefit of guarantees provided by MBIA Corp. and $189 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed MBS investments using the higher of the guarantors’ ratings or the underlying bond ratings was below investment grade and the average underlying credit rating of guaranteed MBS investments, without giving effect to the guarantees, was below investment grade. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $209 million or 74% of the securities included in the preceding table were rated below investment grade.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of direct corporate obligations included in the Company’s consolidated investment portfolio as of June 30, 2012 for which fair value was less than amortized cost. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of June 30, 2012 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate Obligations	$4	$-	$39	$-	$130	$(6)	$107	$(9)	$13	$(4)	$12	$(12)	$305	$(31)

Of the Company’s investments in corporate obligations reported in the preceding table, 92% were rated investment grade with 1% rated Aaa. Of the total corporate obligations reported in the preceding table, $9 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed corporate obligations included in the preceding table using the higher of the guarantors’ ratings or the underlying bond ratings was A and the average underlying credit rating of these guaranteed corporate obligations without giving effect to the guarantees was A. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $13 million or 4% of the securities included in the preceding table were rated below investment grade.

The following tables present the gross unrealized losses of held-to-maturity investments as of June 30, 2012 and December 31, 2011. Held-to-maturity investments are reported at amortized cost on the Company’s consolidated balance sheets. The tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	June 30, 2012
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Other asset-backed securities	$-	$-	$2,361	$(160)	$2,361	$(160)

Total	$-	$-	$2,361	$(160)	$2,361	$(160)

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Other asset-backed securities	$284	$(31)	$2,185	$(340)	$2,469	$(371)

Total	$284	$(31)	$2,185	$(340)	$2,469	$(371)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

As of June 30, 2012 and December 31, 2011, the Company’s available-for-sale fixed-maturity investment, other investment and held-to-maturity investment portfolios’ gross unrealized losses totaled $386 million and $849 million, respectively. The weighted average contractual maturity of securities in an unrealized loss position as of June 30, 2012 and December 31, 2011 was 20 years and 21 years, respectively. As of June 30, 2012, there were 204 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $381 million. Within these securities, the book value of 131 securities exceeded market value by more than 5% as presented in the following table:

Percentage Book Value Exceeded Market Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
Greater than 5% to less than 16%	39	$1,784	$1,615
16% to less than 26%	19	159	124
26% to 50%	39	170	105
Greater than 50%	34	99	22

Total	131	$2,212	$1,866

As of December 31, 2011, there were 290 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $782 million. Within these securities, the book value of 218 securities exceeded market value by more than 5%. The decrease in the number of securities in an unrealized loss position as of June 30, 2012 compared with December 31, 2011 resulted from the sales and impairments of securities during the first six months of 2012.

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

The following table provides information about securities held by the Company as of June 30, 2012 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Asset-backed:
MBIA(1)	$147	$(68)	$18
Other	31	(9)	-

Total asset-backed	178	(77)	18
Mortgage-backed:
MBIA(1)	11	(1)	-
Other	189	(50)	-

Total mortgage-backed	200	(51)	-
Corporate obligations:
MBIA(1)	-	-	-
Other	9	(12)	-

Total corporate obligations	9	(12)	-
Other:
MBIA(1)	77	(11)	-
Other	14	-	-

Total other	91	(11)	-

Total	$478	$(151)	$18

(1) - Includes investments insured by MBIA Corp. and National.

(2) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it will not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of June 30, 2012 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to their fair values.

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

Refer to “Note 8: Investment Income and Gains and Losses” for information on realized losses due to other-than-temporary impairments.

Note 8: Investment Income and Gains and Losses

The following table includes total investment income from all operations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Net investment income:
Fixed-maturity	$54	$87	$113	$194
Held-to-maturity	-	1	1	3
Short-term investments	3	4	3	4
Other investments	3	3	5	8
Consolidated VIEs	17	16	34	34

Net investment income	77	111	156	243
Realized gains and losses:
Fixed-maturity:
Gains	27	18	66	72
Losses	(19)	(37)	(176)	(77)

Net	8	(19)	(110)	(5)
Other investments:
Gains	5	-	6	9
Losses	(1)	-	(15)	-

Net	4	-	(9)	9

Total net realized gains (losses)(1)	12	(19)	(119)	4

Total investment income	$89	$92	$37	$247

(1) - These balances are included in the “Net gains (losses) on financial instruments at fair value and foreign exchange” and “Net investment losses related to other-than-temporary impairments” line items on MBIA’s consolidated statements of operations.

Net investment income is generated as a result of the ongoing management of the Company’s investment portfolios. For the three and six months ended June 30, 2012, net investment income decreased compared to the same periods of 2011 due to a lower asset base in 2012.

Total net realized gains (losses) for the six months ended June 30, 2012 decreased compared to the same period of 2011 primarily due to other-than-temporary impairment losses that were recognized on securities impaired to fair value due to the Company’s intent to sell these securities and losses on sales of securities in the Company’s asset/liability products investment portfolio.

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

In millions	Three Months Ended June 30,		Six Months Ended June 30,
Credit Losses Recognized in Earnings Related to Other-Than- Temporary Impairments	2012	2011	2012	2011
Beginning balance	$277	$266	$341	$262
Additions for credit loss impairments recognized in the current period on securities previously impaired	1	20	3	27
Reductions for credit loss impairments previously recognized on securities sold during the period	(9)	(3)	(16)	(6)
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period(1)	-	-	(59)	-

Ending balance	$269	$283	$269	$283

(1) - Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

For ABS (e.g., RMBS and CDOs), the Company estimated expected future cash flows of each security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for each significant class of ABS for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
Asset-backed Securities	2012	2011
Expected size of losses(1):
Range(2)	9.73% to 100%	0.00% to 100.00%
Weighted average(3)	92.10%	67.10%
Current subordination levels(4):
Range(2)	0.00% to 0.00%	0.00% to 14.19%
Weighted average(3)	0.00%	0.29%
Prepayment speed (annual CPR)(5):
Range(2)	0.00 to 49.60	0.00 to 100.00
Weighted average(3)	11.59	19.40

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Investment Income and Gains and Losses (continued)

Net unrealized gains (losses), including the portion of other-than-temporary impairments included in accumulated other comprehensive income (loss), reported within shareholders’ equity consisted of:

In millions	As of June 30, 2012	As of December 31, 2011
Fixed-maturity:
Gains	$314	$262
Losses	(225)	(459)
Foreign exchange	3	(5)

Net	92	(202)
Other investments:
Gains	-	1
Losses	(1)	(19)

Net	(1)	(18)

Total	91	(220)
Deferred income tax provision (benefit)	18	(86)

Unrealized gains (losses), net	$73	$(134)

The change in net unrealized gains (losses), including the portion of other-than-temporary impairments, presented in the table above consisted of:

In millions	As of June 30, 2012	As of December 31, 2011
Fixed-maturity	$294	$386
Other investments	17	(6)

Total	311	380
Deferred income tax charged (credited)	104	122

Change in unrealized gains (losses), net	$207	$258

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

U.S. Public Finance Insurance

The Company’s derivative exposure within its U.S. public finance insurance operations primarily consists of insured interest rate and inflation-linked swaps related to insured U.S. public finance debt issues. These derivatives do not qualify for the financial guarantee scope exception. The Company has also purchased certain investments containing embedded derivatives. All derivatives are recorded at fair value on the Company’s consolidated balance sheets with the changes in fair value recorded on the Company’s consolidated statements of operations within “Unrealized gains (losses) on insured derivatives,” for the insured derivatives, or “Net gains (losses) on financial instruments at fair value and foreign exchange” for the embedded derivatives.

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

Variable Interest Entities

VIEs consolidated by the Company have entered into derivative transactions primarily consisting of interest rate swaps. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts.

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

Credit Derivatives Sold

The following table presents information about credit derivatives sold by the Company’s insurance operations that were outstanding as of June 30, 2012. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	5.4 Years	$10,519	$5,895	$5,179	$5,989	$21,298	$48,880	$(3,206)
Insured swaps	20.0 Years	-	185	3,918	2,008	71	6,182	(9)
All others	2.3 Years	-	-	-	-	195	195	(87)

Total notional		$10,519	$6,080	$9,097	$7,997	$21,564	$55,257

Total fair value		$(33)	$(78)	$(144)	$(436)	$(2,611)		$(3,302)

The following table presents information about credit derivatives sold by the Company’s insurance operations that were outstanding as of December 31, 2011. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	5.6 Years	$15,475	$12,065	$6,336	$14,042	$17,639	$65,557	$(4,716)
Non-insured credit default swaps-VIE	3.6 Years	-	-	-	-	643	643	(527)
Insured swaps	19.7 Years	-	164	4,270	2,589	133	7,156	(9)
All others	2.8 Years	-	-	-	-	195	195	(91)

Total notional		$15,475	$12,229	$10,606	$16,631	$18,610	$73,551

Total fair value		$(114)	$(116)	$(205)	$(1,355)	$(3,553)		$(5,343)

Referenced credit ratings assigned by MBIA to insured credit derivatives are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future payments that MBIA may be required to make under these guarantees is $53.1 billion. This amount is net of $527 million of insured derivatives ceded under reinsurance agreements in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives and offsetting agreements with a counterparty. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

As of June 30, 2012, the total fair value of the Company’s derivative assets, after counterparty netting, was $13 million, of which $5 million was reported within “Other assets” and “Derivative assets-VIEs” on the Company’s consolidated balance sheets, and the total fair value of the Company’s derivative liabilities, after counterparty netting and posting of cash collateral, was $3.5 billion, which was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

As of June 30, 2012, the total fair value of the Company’s derivative assets, before counterparty netting, was $111 million and the total fair value of the Company’s derivative liabilities, before counterparty netting and posting of cash collateral, was $4.0 billion. The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of June 30, 2012:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$97	Other Assets	$11	Derivative liabilities	$(8)

Total designated	$97		$11		$(8)
Not designated as hedging instruments:
Insured credit default swaps	$49,198	Other Assets	$3	Derivative liabilities	$(3,206)
Insured swaps	6,182	Other Assets	-	Derivative liabilities	(9)
Non-insured credit default swaps	10	Other Assets	-	Derivative liabilities	-
Interest rate swaps	2,585	Other Assets	88	Derivative liabilities	(443)
Interest rate swaps-VIE	3,239	Derivative assets- VIE	-	Derivative liabilities-VIE	(165)
Interest rate swaps-embedded	469	Medium-term notes	8	Medium-term notes	(23)
Currency swaps	38	Other Assets	-	Derivative liabilities	(1)
Currency swaps-VIE	116	Derivative assets- VIE	-	Derivative liabilities-VIE	(21)
All other	195	Other Assets	-	Derivative liabilities	(87)
All other-VIE	310	Derivative assets- VIE	1	Derivative liabilities-VIE	-
All other-embedded	20	Other investments	-	Other investments	(1)

Total non-designated	$62,362		$100		$(3,956)

Total derivatives	$62,459		$111		$(3,964)

(1) - In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

As of December 31, 2011, the total fair value of the Company’s derivative assets, after counterparty netting, was $459 million, of which $452 million was reported within “Other assets” and “Derivative assets-VIEs” on the Company’s consolidated balance sheets, and the total fair value of the Company’s derivative liabilities, after counterparty netting, was $6.0 billion which was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheets.

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

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$241	Other Assets	$10	Derivative liabilities	$(44)

Total designated	$241		$10		$(44)
Not designated as hedging instruments:
Insured credit default swaps	$66,851	Other Assets	$-	Derivative liabilities	$(4,708)
Insured swaps	7,156	Other Assets	-	Derivative liabilities	(9)
Non-insured credit default swaps	30	Other Assets	1	Derivative liabilities	-
Non-insured credit default swaps-VIE	1,272	Derivative assets-VIE	447	Derivative liabilities-VIE	(527)
Interest rate swaps	2,706	Other Assets	84	Derivative liabilities	(401)
Interest rate swaps-VIE	4,878	Derivative assets-VIE	-	Derivative liabilities-VIE	(281)
Interest rate swaps-embedded	480	Medium-term notes	7	Medium-term notes	(14)
Currency swaps	62	Other Assets	-	Derivative liabilities	(4)
Currency swaps-VIE	123	Derivative assets-VIE	-	Derivative liabilities-VIE	(17)
All other	3,465	Other Assets	-	Derivative liabilities	(91)
All other-VIE	472	Derivative assets-VIE	3	Derivative liabilities-VIE	-
All other-embedded	121	Other investments	-	Other investments	(12)

Total non-designated	$87,616		$542		$(6,064)

Total derivatives	$87,857		$552		$(6,108)

(1) - In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

The following tables present the effect of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2012:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$10	$(10)	$-
Interest rate swaps	Interest income (expense)	-	-	(1)

Total		$10	$(10)	$(1)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income

Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,202
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(428)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(60)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	10
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	2
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)
All other	Unrealized gains (losses) on insured derivatives	1
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)

Total		$724

The following tables present the effect of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2011:

In millions		Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative

Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$8	$(8)	$-
Interest rate swaps	Interest income (expense)	-	-	(3)

Total		$8	$(8)	$(3)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income

Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$140
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(191)
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	7
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(53)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(22)
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(2)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(4)
All other	Unrealized gains (losses) on insured derivatives	(24)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	1
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	1

Total		$(148)

The following tables present the effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2012:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income

Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$37	$(37)	$-
Interest rate swaps	Interest income (expense)	-	-	(2)

Total		$37	$(37)	$(2)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,502
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(432)
Insured swaps	Unrealized gains (losses) on insured derivatives	1
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(50)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	31
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(3)
All other	Unrealized gains (losses) on insured derivatives	3
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	11
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)

Total		$1,059

The following tables present the effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2011:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$2	$(2)	$-
Interest rate swaps	Interest income (expense)	-	-	(5)
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	2	(2)	-

Total		$4	$(4)	$(5)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(1,272)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(546)
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(2)
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(150)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(51)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	49
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(7)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)
All other	Unrealized gains (losses) on insured derivatives	(35)
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)

Total		$(2,017)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of June 30, 2012, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $327 million. This amount is in derivative liability. As of December 31, 2011, the Company did not hold or post cash collateral to derivative counterparties. As of June 30, 2012 and December 31, 2011, the Company had securities with a fair value of $141 million and $470 million, respectively, posted to derivative counterparties.

As of June 30, 2012 and December 31, 2011, the fair value on one positive Credit Support Annex (“CSA”) was $2 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of June 30, 2012 and December 31, 2011, the counterparty was rated A and A+, respectively, by S&P and A2 and Aa3, respectively, by Moody’s.

Note 10: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Income (loss) before income taxes	$795	$(147)	$816	$(1,910)
Provision (benefit) for income taxes	$214	$(284)	$225	$(772)
Effective tax rate	26.9%	193.2%	27.6%	40.4%

For the six months ended June 30, 2012, the Company’s effective tax rate applied to its income before income taxes was lower than the U.S. statutory tax rate primarily as a result of the Company’s decrease in the valuation allowance, the release of a portion of the reserve for uncertain tax benefits and the benefit of tax-exempt interest income from investments. For the six months ended June 30, 2011, the Company’s effective tax rate applied to its loss before income taxes was higher than the U.S. statutory tax rate as a result of the Company’s tax-exempt interest income from investments, income earned in non-U.S. jurisdictions, which is being taxed at less than 35%, and a reduction in the valuation allowance.

For interim reporting purposes, the Company has calculated its effective tax rate for the full year of 2012 by adjusting annual forecasted pre-tax income for mark-to-market income, fair value adjustments, capital gains/losses, and other adjustments, when projecting its full year effective tax rate. The Company has accounted for these items at the federal applicable tax rate after applying the projected full year effective tax rate to actual six-month results before discrete items.

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

As of June 30, 2012, the Company reported a net deferred tax asset of $1.4 billion. The $1.4 billion net deferred tax asset is after a $194 million valuation allowance. As of June 30, 2012, the Company had a full valuation allowance against the deferred tax asset related to losses from asset impairments and realized losses from sales of investments as these losses are considered capital losses, have a five-year carryforward period, and can only be offset by capital gain income. The June 30, 2012 valuation allowance reflects a decrease of $42 million from the December 31, 2011 valuation allowance of $236 million. The decrease in the valuation allowance for the six months ended June 30, 2012 was primarily due to the generation of capital gain income.

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

•

The Company performed taxable income projections over a fifteen and twenty year period to determine whether it will have sufficient income to offset its deferred tax asset that will generate future ordinary deductions. In this analysis, the Company concluded that premium earnings, even without regard to any new business, combined with investment income, less deductible expenses, will be sufficient to recover its net deferred tax asset. The Company’s taxable income projections used to assess the recoverability of its deferred tax asset include an estimate of future loss and LAE equal to the present value discount of loss reserves already recognized on the balance sheet and an estimate of LAE which is generally insignificant. The Company does not assume additional losses, with the exception of the accretion of its existing present value loss reserves, because the Company establishes case basis reserves on a present value basis based on an estimate of probable losses on specifically identified credits that have defaulted or are expected to default.

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

•

As of June 30, 2012, the Company had approximately $18 million of deferred tax assets related to net unrealized losses on investments included in accumulated other comprehensive income (loss). The Company intends to hold these investments until maturity or until such time as the value recovers. As such, the Company expects that the related deferred tax assets will reverse over the life of the securities.

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of June 30, 2012. The Company continues to assess the adequacy of its valuation allowance as additional evidence becomes available. The Company’s recent financial results have been volatile which has impacted management’s ability to accurately project future taxable income. Continued volatility or losses beyond those projected may cause the Company to conclude that certain of the deferred tax assets within the total deferred tax assets of $1.4 billion as of June 30, 2012 may not be realizable. The Company performs an analysis every quarter to review its conclusion as to the ability to realize the deferred tax asset.

Accounting for Uncertainty in Income Taxes

It is the Company’s policy to record and disclose any change in unrecognized tax benefits (“UTB”) and related interest and penalties to income tax in the consolidated statements of operations. In the first six months of 2012, the total amount of UTB decreased as a result of settling the 2004-2009 Internal Revenue Service (“IRS”) examination and the 2005-2007 New York State examination, partially offset by a reserve for current year tax positions.

In millions
Unrecognized tax benefit as of December 31, 2011	$47
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During a prior year	-
During the current year	18
The amounts of decreases in the UTB related to settlements with taxing authorities	(25)
The reduction in the UTB as a result of the applicable statute of limitations	-

Unrecognized tax benefit as of June 30, 2012	$40

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

•	MBIA Inc.;

•	GFL;

•	Meridian Funding Company, LLC;

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

The Company’s conduit segment administers one conduit through MBIA Asset Finance, LLC. Assets financed by this conduit are currently funded by MTNs.

The ratings downgrades of MBIA Corp. have resulted in a substantial reduction of funding activities and the termination and collateralization of certain investment agreements, as well as winding down of existing asset/liability products and conduit obligations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$145	$80	$5	$5	$16	$-		$251
Realized gains and other settlements on insured derivatives	-	(428)	-	-	-	-		(428)
Unrealized gains (losses) on insured derivatives	-	1,203	-	-	-	-		1,203
Net gains (losses) on financial instruments at fair value and foreign exchange	11	20	-	3	(40)	-		(6)
Net investment losses related to other-than-temporary impairments	-	(1)	-	-	(2)	-		(3)
Other net realized gains (losses)	-	-	-	6	-	-		6
Revenues of consolidated VIEs	-	(20)	-	-	36	-		16
Inter-segment revenues(2)	43	(11)	11	56	(21)	(78)		-

Total revenues	199	843	16	70	(11)	(78)		1,039
Loss and loss adjustment expense	(3)	65	-	-	-	-		62
Operating expenses	23	32	11	24	3	-		93
Interest expense	-	33	-	15	23	-		71
Expenses of consolidated VIEs	-	14	-	-	4	-		18
Inter-segment expenses(2)	31	54	5	3	40	(133)		-

Total expenses	51	198	16	42	70	(133)		244

Income (loss) before income taxes	$148	$645	$-	$28	$(81)	$55		$795

Identifiable assets	$7,120	$17,395	$46	$759	$3,205	$(6,230)	(3)	$22,295

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

	Three Months Ended June 30, 2011
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$143	$81	$7	$-	$24	$-		$255
Realized gains and other settlements on insured derivatives	1	(192)	-	-	-	-		(191)
Unrealized gains (losses) on insured derivatives	-	116	-	-	-	-		116
Net gains (losses) on financial instruments at fair value and foreign exchange	14	-	-	16	(133)	-		(103)
Net investment losses related to other-than-temporary impairments	-	(2)	-	-	(18)	-		(20)
Revenues of consolidated VIEs	-	37	-	-	4	-		41
Inter-segment revenues(2)	19	19	10	22	(3)	(67)		-

Total revenues	177	59	17	38	(126)	(67)		98
Loss and loss adjustment expense	(9)	59	-	-	-	-		50
Operating expenses	14	45	18	21	-	-		98
Interest expense	-	33	-	14	28	-		75
Expenses of consolidated VIEs	-	17	-	-	5	-		22
Inter-segment expenses(2)	28	30	2	4	8	(72)		-

Total expenses	33	184	20	39	41	(72)		245

Income (loss) before income taxes	$144	$(125)	$(3)	$(1)	$(167)	$5		$(147)

Identifiable assets	$8,083	$23,592	$52	$671	$5,640	$(6,370)	(3)	$31,668

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

The following tables provide the Company’s segment results for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$270	$135	$11	$7	$35	$-		$458
Realized gains and other settlements on insured derivatives	-	(432)	-	-	-	-		(432)
Unrealized gains (losses) on insured derivatives	-	1,506	-	-	-	-		1,506
Net gains (losses) on financial instruments at fair value and foreign exchange	21	66	-	8	(120)	-		(25)
Net investment losses related to other-than-temporary impairments	-	(41)	-	-	(56)	-		(97)
Other net realized gains (losses)	-	1	-	5	-	-		6
Revenues of consolidated VIEs	-	(34)	-	-	40	-		6
Inter-segment revenues(2)	79	(19)	18	79	(19)	(138)		-

Total revenues	370	1,182	29	99	(120)	(138)		1,422
Loss and loss adjustment expense	11	148	-	-	-	-		159
Operating expenses	98	91	26	45	3	-		263
Interest expense	-	66	-	29	50	-		145
Expenses of consolidated VIEs	-	31	-	-	8	-		39
Inter-segment expenses(2)	59	100	7	7	47	(220)		-

Total expenses	168	436	33	81	108	(220)		606

Income (loss) before income taxes	$202	$746	$(4)	$18	$(228)	$82		$816

Identifiable assets	$7,120	$17,395	$46	$759	$3,205	$(6,230)	(3)	$22,295

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

	Six Months Ended June 30, 2011
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$274	$183	$13	$1	$49	$-		$520
Realized gains and other settlements on insured derivatives	1	(547)	-	-	-	-		(546)
Unrealized gains (losses) on insured derivatives	-	(1,307)	-	-	-	-		(1,307)
Net gains (losses) on financial instruments at fair value and foreign exchange	17	33	-	39	(216)	-		(127)
Net investment losses related to other-than-temporary impairments	-	(4)	-	-	(29)	-		(33)
Net gains (losses) on extinguishment of debt	-	-	-	-	24	2		26
Other net realized gains (losses)	-	1	-	-	4	-		5
Revenues of consolidated VIEs	-	(67)	-	-	19	-		(48)
Inter-segment revenues(2)	37	29	19	44	(8)	(121)		-

Total revenues	329	(1,679)	32	84	(157)	(119)		(1,510)
Loss and loss adjustment expense	(5)	19	-	-	-	-		14
Operating expenses	26	86	33	43	1	-		189
Interest expense	-	66	-	30	54	-		150
Expenses of consolidated VIEs	-	37	-	-	10	-		47
Inter-segment expenses(2)	53	59	3	7	18	(140)		-

Total expenses	74	267	36	80	83	(140)		400

Income (loss) before income taxes	$255	$(1,946)	$(4)	$4	$(240)	$21		$(1,910)

Identifiable assets	$8,083	$23,592	$52	$671	$5,640	$(6,370)	(3)	$31,668

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Total premiums earned:
United States	$142	$130	$261	$252
United Kingdom	10	10	18	17
Europe (excluding United Kingdom)	4	9	9	21
Internationally diversified	5	9	10	18
Central and South America	21	10	32	19
Asia	1	5	2	12
Other	3	3	6	6

Total	$186	$176	$338	$345

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

The following tables provide the results of the segments within the wind-down operations for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$16	$-	$-	$16
Net gains (losses) on financial instruments at fair value and foreign exchange	(40)	-	-	(40)
Net investment losses related to other-than-temporary impairments	(2)	-	-	(2)
Revenues of consolidated VIEs	-	36	-	36
Inter-segment revenues(2)	(18)	(1)	(2)	(21)

Total revenues	(44)	35	(2)	(11)
Operating expenses	3	-	-	3
Interest expense	23	-	-	23
Expenses of consolidated VIEs	-	4	-	4
Inter-segment expenses(2)	6	34	-	40

Total expenses	32	38	-	70

Income (loss) before income taxes	$(76)	$(3)	$(2)	$(81)

Identifiable assets	$2,439	$819	$(53)	$3,205

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Three Months Ended June 30, 2011
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$23	$1	$-	$24
Net gains (losses) on financial instruments at fair value and foreign exchange	(133)	-	-	(133)
Net investment losses related to other-than-temporary impairments	(18)	-	-	(18)
Revenues of consolidated VIEs	1	3	-	4
Inter-segment revenues(2)	(2)	(1)	-	(3)

Total revenues	(129)	3	-	(126)
Operating expenses	1	(1)	-	-
Interest expense	28	-	-	28
Expenses of consolidated VIEs	-	5	-	5
Inter-segment expenses(2)	8	-	-	8

Total expenses	37	4	-	41

Income (loss) before income taxes	$(166)	$(1)	$-	$(167)

Identifiable assets	$4,481	$1,564	$(405)	$5,640

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

The following tables provide the results of the segments within the wind-down operations for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$35	$-	$-	$35
Net gains (losses) on financial instruments at fair value and foreign exchange	(120)	-	-	(120)
Net investment losses related to other-than-temporary impairments	(56)	-	-	(56)
Revenues of consolidated VIEs	-	40	-	40
Inter-segment revenues(2)	(15)	(2)	(2)	(19)

Total revenues	(156)	38	(2)	(120)
Operating expenses	3	-	-	3
Interest expense	50	-	-	50
Expenses of consolidated VIEs	-	8	-	8
Inter-segment expenses(2)	12	35	-	47

Total expenses	65	43	-	108

Income (loss) before income taxes	$(221)	$(5)	$(2)	$(228)

Identifiable assets	$2,439	$819	$(53)	$3,205

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Six Months Ended June 30, 2011
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$47	$2	$-	$49
Net gains (losses) on financial instruments at fair value and foreign exchange	(216)	-	-	(216)
Net investment losses related to other-than-temporary impairments	(29)	-	-	(29)
Net gains (losses) on extinguishment of debt	24	-	-	24
Other net realized gains (losses)	4	-	-	4
Revenues of consolidated VIEs	11	8	-	19
Inter-segment revenues(2)	(6)	(2)	-	(8)

Total revenues	(165)	8	-	(157)
Operating expenses	2	(1)	-	1
Interest expense	54	-	-	54
Expenses of consolidated VIEs	-	10	-	10
Inter-segment expenses(2)	17	1	-	18

Total expenses	73	10	-	83

Income (loss) before income taxes	$(238)	$(2)	$-	$(240)

Identifiable assets	$4,481	$1,564	$(405)	$5,640

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended June 30, 2012 and 2011, there were 3,410,173 and 3,803,310, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. For the six months ended June 30, 2012 and 2011, there were 3,484,609 and 3,815,395, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions except share and per share amounts	2012	2011	2012	2011
Net income (loss)	$581	$137	$591	$(1,138)
Basic weighted average shares(1)	193,926,953	199,295,797	193,700,328	199,602,865
Effect of common stock equivalents:
Stock options	1,014,280	768,882	1,063,289	-

Diluted weighted average shares	194,941,233	200,064,679	194,763,617	199,602,865

Net income (loss) per common share:
Basic	$2.99	$0.69	$3.05	$(5.70)

Diluted	$2.98	$0.68	$3.03	$(5.70)

(1) -	Includes 5,597,797 and 5,035,256 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the three months ended June 30, 2012 and 2011, respectively. Includes 5,400,564 and 5,102,013 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the six months ended June 30, 2012 and 2011, respectively.

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

Corporate Litigation

In re MBIA Inc. Securities Litigation; Case No. 05 CV 03514(LLS) (S.D.N.Y.)

In May 2012, the parties reached a settlement agreement in principle to which the plaintiffs will receive $4 million in exchange for the dismissal with prejudice of the litigation. The Company’s insurance carriers have agreed to cover in full the settlement payment.

Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al. , No. 08-CV-1515 (S.D.N.Y.)

On July 16, 2012, all parties and the Company’s insurance carriers accepted a mediator’s proposal to settle the federal and state CDO-squared related derivative actions. The parties will seek court order approving the settlement reached by the parties.

Ambac Bond Insurance Coverage Cases, Coordinated Proceeding Case No. JCCP 4555 (Super. Ct. of Cal., County of San Francisco)

On May 1, 2012, the court ruled in favor of the monoline defendants on their special motion to strike pursuant to California’s Anti-SLAPP statute. Discovery will commence relating to Stage 2 of the Anti-SLAPP motion.

Tri-City Healthcare District v. Citibank. et al.; Case No. 30-2010-00359692 (Super. Ct. of Cal., County of Orange)

On July 20, 2012, the court granted the plaintiff’s motion to further amend its complaint.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies (continued)

Recovery Litigation

MBIA Insurance Corp. v. Countrywide Home Loans, Inc., et al. ; Index No. 602825/08 (N.Y. Sup. Ct., N.Y. County)

On June 27, 2012, the court amended the pre-trial schedule regarding MBIA’s claim as to Bank of America’s successor liability, with summary judgment motions due September 21, 2012. The remainder of the pre-trial schedule regarding Countrywide’s primary liability was also amended with summary judgment motions due August 31, 2012 and argument is set for November 14 to 15, 2012 on the primary liability claims and December 5 to 6, 2012 on the successor liability claims. The coordinated appeal of the court’s ruling on partial summary judgment regarding proof of causation is set for the October 2012 term of the New York State Supreme Court, Appellate Division, First Department. Opening briefs are due August 6, 2012. On July 2, 2012, the parties exchanged rebuttal expert reports on the primary liability issues. On June 25, 2012 and July 31, 2012, respectively, the parties exchanged initial expert reports on successor liability issues. Rebuttal expert reports on successor liability issues were filed/will be filed on July 25, 2012 and August 24, 2012, respectively.

MBIA Insurance Corp. v. Residential Funding Company, LLC ; Index No. 603552/2008 (N.Y. Sup. Ct., N.Y. County)

The case is currently stayed as a result of the Chapter 11 filing of ResCap on May 14, 2012 in the United States Bankruptcy Court for the Southern District of New York.

MBIA Insurance Corp. v. GMAC Mortgage, LLC (f/k/a GMAC Mortgage Corporation); Index No. 600837/2010 (N.Y. Sup. Ct., N.Y. County)

The case is currently stayed as a result of the Chapter 11 filing of ResCap on May 14, 2012 in the United States Bankruptcy Court for the Southern District of New York.

MBIA Insurance Corp. v. Federal Deposit Insurance Corporation (in its corporate capacity and as conservator and receiver for IndyMac Federal Bank, F.S.B.); Civil Action No. 09-01011 (ABJ) (D.C. Dist.)

On June 5, 2012, MBIA Corp. filed its opening appellate brief with the Court of Appeals for the District of Columbia.

Transformation Litigation

Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al. ; 09-cv-2242 (R.S.) (S.D.N.Y.)

On April 11, 2012, the Aurelius plaintiffs and MBIA filed a Stipulation of Dismissal resolving the litigation and the case has been closed on the court’s docket.

ABN AMRO Bank N.V. et al. v. Eric Dinallo et al. ; Index no. 601846/09 (N.Y. Sup. Ct., N.Y. County)

The Article 78 hearing concluded on June 7, 2012. A decision is pending.

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

Note 14: Subsequent Events

Refer to “Note 13: Commitments and Contingencies” for information about legal proceedings that occurred after June 30, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

During the first six months of 2012, our businesses continued to maintain adequate liquidity to meet their payment obligations despite minimal collections of recoveries in connection with ineligible mortgage loans in our insured RMBS securitizations. As of June 30, 2012, National and MBIA Corp. had $352 million and $534 million, respectively, of total liquidity without regard to investments in their subsidiaries. Total liquidity within our insurance businesses includes cash and short-term investments, as well as other assets that are readily available for liquidity purposes. Liquidity of MBIA Inc. includes the liquidity positions of its corporate and asset/liability products activities. As of June 30, 2012, MBIA Inc. had liquidity of $336 million comprising cash and liquid assets of $290 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $46 million not pledged directly as collateral for its asset/liability products activities. As of December 31, 2011, MBIA Inc. had $386 million of cash and liquid assets comprising $226 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $160 million not pledged directly as collateral for its asset/liability products activities. A detailed discussion of the Company’s liquidity position is presented within the “Liquidity” section herein.

Our financial guarantee insurance business model has been significantly impacted since 2008 by adverse credit rating actions by Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). As of June 30, 2012, National was rated BBB with a developing outlook by S&P and Baa2 with a negative outlook by Moody’s. As of June 30, 2012, MBIA Insurance Corporation was rated B with a negative outlook by S&P and B3 with a review of a possible downgrade by Moody’s. The absence of S&P’s and Moody’s highest ratings has adversely impacted our ability to write new insurance business and the premiums we can charge, and could diminish the future acceptance of our financial guarantee insurance products.

Economic and Financial Market Trends and MBIA’s Business Outlook

We believe economic conditions during the first half of 2012 suggested a restrained recovery within the U.S. as positive trends in the first quarter of the year lost traction during the second quarter. For the three months ended June 30, 2012, domestic budgetary pressures, events in Europe and the scheduled expiration of U.S. tax cuts loomed large. U.S. Gross Domestic Product declined due to a sharp deceleration in job growth and manufacturing activity. The business and consumer segments of our economy also declined despite falling oil prices. Additionally, the recent events by the European leaders to stabilize the region’s banks may not be enough to sway consumer confidence. All considered, we believe the U.S. economy has lost momentum given the uncertainties in the global markets and an unclear fiscal policy. MBIA’s business outlook should be viewed against this backdrop since these are some of the key economic conditions which, together with the ineligibility of mortgage loans supporting our insured RMBS transactions and the volatility of unrealized gains and losses on our insured derivatives, significantly impact our financial results.

Our financial results, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been extremely volatile since the fourth quarter of 2007 as a result of unrealized gains and losses from fair valuing our insured credit derivatives. We do not believe that the volatility caused by these unrealized gains and losses on our insured derivatives reflects the underlying economics of our business, and we fully expect that our reported financial results will remain volatile and uncertain during the remainder of 2012 as a result of actual and perceived future performance of our insured credit derivatives and the perception of MBIA’s credit risk. Our economic performance may also be volatile depending on changes in our loss estimates based on deviations in macroeconomic conditions and collateral performance from our expectations, and further deterioration in economic conditions and financial markets in the U.S. and abroad.

Uncertainties regarding the European sovereign debt crisis have also affected the global economy. MBIA does not insure any direct European sovereign debt. However, MBIA’s indirect European sovereign insured debt exposure totaled $8.1 billion as of June 30, 2012 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned entities that are supported by a sovereign state, region or department. Of the $8.1 billion insured gross par outstanding, $796 million, $666 million, and $247 million related to Spain, Portugal, and Ireland, respectively. The remaining $6.4 billion related to the United Kingdom. We closely monitor our existing insured European portfolios on an ongoing basis. We consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. We also monitor local accounting and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. The Company has an immaterial amount of direct and indirect European sovereign debt holdings included in its investment portfolios. A default by one or more sovereign issuers could have an adverse effect on our insured debt exposures and investment portfolios.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Our business and financial results have been significantly influenced by a number of factors including, but not limited to, the following:

•

MBIA Corp. has repurchase rights arising from the sellers/servicers’ improper inclusion in insured securitizations of ineligible mortgage loans. The sellers/servicers have contractual obligations to cure, repurchase or replace such ineligible mortgage loans and thus we have recognized $3.2 billion for such obligations as of June 30, 2012. These expected recoveries are generally referred to as “put-backs,” and are calculated based on our assessment of a range of possible collection outcomes. The methodology used to calculate and recognize the recoveries was initially focused on the loan files reviewed by MBIA and its independent consultants. More recently, we have determined that in light of various court rulings, including approvals of a sampling approach to establish damages, reviews of additional loan files are unnecessary; and our approach to estimating recoveries focuses on our incurred loss, the proportion of ineligible mortgage loans in samples drawn from each securitization and discounts for various collection risks, including financial distress of the sellers/servicers. We expect to revise and supplement, on a quarterly basis, our assumptions on the likelihood and timing of actual recoveries, as well as our estimated amount of such recoveries, based on facts and circumstances as they emerge. Such developments have included and will include activity in the pending litigations in which we are seeking to enforce our put-back rights, as well as an ongoing analysis of the capacity of the sellers/servicers or other responsible parties to pay our claims and other factors that could influence the amount, likelihood and timing of the recoveries. Our cumulative incurred loss related to ineligible mortgage loans was $4.9 billion as of June 30, 2012. We believe that, based on the strength of our contract claims, multiple positive court rulings in our favor, and the exceptionally high level of ineligible mortgage loans in our insured transactions, we are entitled to collect the full amount of our incurred loss related to these ineligible mortgage loans. However, our financial statements reflect that we may ultimately collect less than our cumulative incurred loss due to a variety of factors including the risks inherent in litigation, the possibility of legal settlements with some or all of the sellers/servicers, and the risk that one or more of the sellers/servicers will not be able to honor any claims or judgments that we secure against them. We may further discount our expected recoveries in the future based on a review of the creditworthiness of the sellers/servicers.

The following summarizes our largest recoveries claims, which we have recorded against Bank of America Corp. and certain of its subsidiaries, and against GMAC Mortgage, LLC (“GMAC”) and Residential Funding Company, LLC (“RFC”), which are subsidiaries of Residential Capital, LLC (“ResCap”):

•

We have recorded our largest put-back asset against Bank of America Corp. and certain of its subsidiaries including Countrywide Home Loans, Inc. Bank of America and its subsidiary Merrill Lynch also hold a significant amount of our remaining insured CMBS pool exposures, including the majority of the $6.0 billion of pools originally insured in 2006 and 2007 primarily referencing BBB and lower rated collateral (for a discussion of our insured CMBS exposure, see “Results of Operations –– Commercial Real Estate Pool and CRE CDOs”). While the Company has recorded loss reserves for the CMBS exposures, no material claims have been made to date. Bank of America/Merrill Lynch are also one of the two remaining plaintiffs in the litigation challenging the establishment of National (“Transformation Litigation”) (for a discussion of the Transformation Litigation, see “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements). As a result, the amount we may ultimately collect from Bank of America/Countrywide on their put-back obligations in any litigation settlement could be impacted by potential commutation payments on these CMBS exposures and developments in the Transformation Litigation. Likewise, our ability to commute these CMBS exposures may be impacted by developments in the put-back litigation with these entities and the Transformation Litigation. There can be no assurance that any such settlement or commutation will occur or that any such settlement or commutation, if it occurred, would be consummated within the estimates of expected recoveries or loss payments associated with these exposures that are recorded in our consolidated financial statements. In addition, due to the deterioration in MBIA Corp.’s CMBS exposures, primarily in those exposures held by Bank of America/Merrill Lynch, there is an increased likelihood that MBIA Corp. will experience claims on those exposures, which claims could be substantial. Depending on the amount of such claims and the amounts of claims on other policies issued by MBIA Corp., MBIA Corp. may not have sufficient liquid assets to pay such claims in the absence of a settlement with Bank of America/Merrill Lynch and the commutation of the CMBS exposures held by Bank of America/Merrill Lynch or in the absence of the collection of other substantial put-back recoverables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

•

We have also recorded substantial recoveries related to put-backs against GMAC and RFC, whose ultimate parent company is Ally Financial Inc. On May 14, 2012, ResCap, RFC and GMAC each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As a result of the bankruptcy filings, we have reassessed our expected recoveries from GMAC and RFC by developing new probability-weighted scenarios based on the following facts: a) we have a direct contractual relationship with GMAC and RFC related to our put-back claims; b) our claims against GMAC and RFC are based on a breach of contract and fraud which have withstood motions to dismiss; and c) we submitted expert reports in the RFC litigation which confirm a substantial degree of ineligible mortgage loans in MBIA insured securitizations and damages as a result thereof. Accordingly, the Company has modeled scenario-based recoveries which are founded upon the strength of these claims as well as a range of estimated assets available to ResCap unsecured creditors. These outcomes are based upon information that was available to the Company as of the filing date. Under this revised methodology, our expected recoveries from GMAC and RFC have been reduced by 8% since December 31, 2011. A more detailed discussion of potential recoveries is presented within “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements.

•

For the three months ended June 30, 2012, we estimated an additional $171 million of credit losses and loss adjustment expense (“LAE”) related to our insured CMBS exposure primarily on insured credit default swap (“CDS”) contracts. This additional amount reflects the deterioration within some transactions. Although average debt service coverage in transactions in our aggregate current portfolio remains satisfactory, some loans still show signs of significant financial distress. Ultimate loss rates remain uncertain, and we have recorded additional impairments on our insured CMBS portfolio every quarter since the beginning of 2010 as our anticipated economic losses have increased during that time period. It is possible that we will experience severe losses or liquidity needs, primarily on the Bank of America/Merrill Lynch CMBS exposures described above, due to increased deterioration in our insured CMBS portfolio, in particular if macroeconomic stress escalates. A “double dip” recession may result in increased delinquencies, higher levels of liquidations of delinquent loans and/or severities of loss upon liquidation. Although we have also seen stabilization in the delinquency rate over the past several months, loan modifications and extensions granted by the special servicers for these CMBS loans and increased liquidations have contributed to the stabilization. The special servicers are responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process with the objective of maximizing proceeds for all bondholders by avoiding or minimizing loan level losses.

•

In the first six months of 2012, MBIA Corp. commuted $12.8 billion of gross insured exposure, primarily comprising structured CMBS pools, investment grade corporate CDOs, CRE CDOs, asset-backed securities (“ABS”) CDOs, and subprime RMBS transactions, all of which was previously disclosed in MBIA Inc.’s Securities and Exchange Commission filings. In consideration for the commutation of insured transactions, the Company has made and may in the future make payments to the counterparties, the amounts of which, if any, may be less than or greater than any statutory loss reserves established for the respective transactions. The Company enters into commutations in the ordinary course of its business and does not intend to make contemporaneous disclosures regarding any such transactions regardless of the amounts paid to effect such commutations in relation to the statutory loss reserves established for the respective transactions. Our ability to commute insured transactions may be limited by available liquidity as determined based on management’s assessment.

•

The pending litigation challenging the establishment of National also has constrained our ability to establish high stable ratings and generate new U.S. public finance financial guarantee insurance business. We do not expect to write significant new financial guarantee insurance business prior to an upgrade of our insurance financial strength ratings. We expect that once the pending litigation is resolved, we will seek to obtain higher ratings for National and the market acceptance necessary to meet our objectives. Our ability to achieve these ratings is subject to rating agency criteria in effect at that time, including qualitative and quantitative factors, and the timing of any such upgrade is uncertain. There is no assurance that we will prevail in the pending litigation or be able to achieve such ratings. While there is currently only one bond insurer actively engaged in the market, one new market participant recently launched and we have observed other new competitors indicating an interest in entering the bond insurance market and continuing to consider strategies for launch. We will continue to monitor the impact that new market participants may have on our ability to compete in the U.S. public finance insurance market in the future. Failure by the Company to favorably resolve this litigation could have a material adverse effect on its future business, results of operations, financial condition or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

•

In 2011, National entered into a secured loan with MBIA Insurance Corporation (“National Secured Loan”) under which National loaned MBIA Insurance Corporation $1.1 billion in order to enable MBIA Corp. to fund settlements and commutations of its insurance policies. During the six months ended June 30, 2012, MBIA Insurance Corporation borrowed an additional $443 million under the National Secured Loan with the approval of the New York State Department of Financial Services (“NYSDFS”) at the same terms of the original loan to fund additional commutations of its insurance policies. As of June 30, 2012, the amount outstanding under the National Secured Loan was $1.6 billion and secured by certain future receivables. Refer to the “Liquidity” section herein for information about these receivables and the terms of the National Secured Loan. MBIA Insurance Corporation has the option to defer payments of interest when due by capitalizing interest amounts to the loan balance, subject to the collateral value exceeding certain thresholds. MBIA Insurance Corporation has elected to defer the interest payment due under the loan. MBIA Insurance Corporation’s ability to repay the National Secured Loan is primarily predicated on its ability to collect on its future receivables, including its ability to successfully enforce the put-back rights described above. As a result, the existence of the National Secured Loan may adversely affect National’s ability to achieve higher stable ratings and, therefore, its ability to write new business.

•

In National, our U.S. public finance insured portfolio continues to perform as expected. We have, however, experienced increased stress in National’s insured portfolio in the first six months of 2012 as a portion of the obligations that we insure were issued by some of the state and local governments that remain under extreme financial and budgetary stress. Continued financial stress on such states and municipalities could lead to an increase in defaults on the payment of their obligations and losses or impairments on a greater number of insured transactions in the future.

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

Financial Highlights

For the three months ended June 30, 2012, we recorded consolidated net income of $581 million or $2.98 per diluted share compared with consolidated net income of $137 million or $0.68 per diluted share for the same period of 2011.

For the six months ended June 30, 2012, we recorded consolidated net income of $591 million or $3.03 per diluted share compared with a consolidated net loss of $1.1 billion or $5.70 per diluted share for the same period of 2011.

We also use adjusted pre-tax income (loss), a non-GAAP measure, to supplement our analysis of our periodic results. We consider adjusted pre-tax income (loss) a fundamental measure of periodic financial performance, which we believe is useful for an understanding of our results. Adjusted pre-tax income (loss) adjusts GAAP pre-tax income (loss) to remove the effects of consolidating insured variable interest entities (“VIEs”) and gains and losses related to insured credit derivatives, which we believe will reverse over time, as well as to add in changes in the present value of insurance claims we expect to pay on insured credit derivatives based on our ongoing insurance loss monitoring. Adjusted pre-tax income (loss) is not a substitute for and should not be viewed in isolation from GAAP pre-tax income (loss), and our definition of adjusted pre-tax income (loss) may differ from that used by other companies. Refer to the following “Results of Operations” section for a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss).
For the three months ended June 30, 2012, consolidated adjusted pre-tax loss was $152 million compared with adjusted pre-tax income of $161 million for the same period of 2011. The unfavorable change for the three months ended June 30, 2012 was principally due to increases in losses on insured credit derivatives, partially offset by net gains on financial instruments at fair value and foreign exchange.

For the six months ended June 30, 2012, consolidated adjusted pre-tax loss was $700 million compared with adjusted pre-tax income of $185 million for the same period of 2011. The unfavorable change for the six months ended June 30, 2012 was principally due to increases in losses on insured credit derivatives and financial guarantee policies, an increase in operating expenses due to a significant increase in legal and litigation related costs, and lower net investment income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Our consolidated book value (total shareholders’ equity) was $2.5 billion as of June 30, 2012 compared with $1.7 billion as of December 31, 2011. The increase was primarily the result of unrealized gains on insured derivatives driven by commuting derivatives at prices below fair value, the effects of MBIA’s nonperformance risk on its derivative liabilities which resulted from a widening of its own credit spreads and a reduction in the Company’s recovery rate and favorable movements in spreads and pricing on collateral. Our consolidated book value per share as of June 30, 2012 was $12.92 compared with $8.80 as of December 31, 2011.

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

As of June 30, 2012, ABV per share was $31.23 down from $34.50 as of December 31, 2011, reflecting a decline compared with the increase in our consolidated book value described above. The decrease in ABV per share was primarily driven by insurance losses, realized losses from sales and impairments of investments, and a significant increase in legal and litigation related costs.

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

For a discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In addition, refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a current description of estimates used in our insurance loss reserving process.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except for per share amounts	2012	2011	2012	2011
Total revenues (losses)	$1,039	$98	$1,422	$(1,510)
Total expenses	244	245	606	400

Pre-tax income (loss)	795	(147)	816	(1,910)
Provision (benefit) for income taxes	214	(284)	225	(772)

Net income (loss)	$581	$137	$591	$(1,138)

Net income (loss) per common share:
Basic	$2.99	$0.69	$3.05	$(5.70)
Diluted	$2.98	$0.68	$3.03	$(5.70)

For the three months ended June 30, 2012, we recorded consolidated net income of $581 million, or $2.98 per diluted common share, compared with consolidated net income of $137 million, or $0.68 per diluted common share, for the same period of 2011. Weighted average diluted common shares outstanding totaled 195 million for the three months ended June 30, 2012, down 3% from the same period of 2011 as a result of share repurchases by the Company during the second half of 2011. Consolidated total revenues (losses) for the three months ended June 30, 2012 included $775 million of net gains on insured derivatives compared with $75 million of net losses for the same period of 2011. The net gains on insured derivatives in 2012 were principally the effects of MBIA’s nonperformance risk on its derivative liabilities which resulted from a widening of its own credit spreads, a reduction in the Company’s recovery rate and the result of commuting derivatives at prices below fair value. The net losses on insured derivatives in 2011 principally resulted from unfavorable changes in spreads and prices of underlying collateral and favorable changes in the market perception of MBIA Corp.’s credit risk, which resulted in a tightening of the Company’s credit spreads and an improvement in the Company’s recovery rate. These changes were partially offset by the reversal of unrealized losses resulting from the settlement of insured derivatives at amounts below their fair values. Consolidated total expenses for the three months ended June 30, 2012 included $62 million of net insurance loss and LAE compared with $50 million of loss and LAE for the same period of 2011. The net insurance losses and LAE in 2012 and 2011 were principally related to our insured RMBS exposure.

For the six months ended June 30, 2012, we recorded consolidated net income of $591 million, or $3.03 per diluted common share, compared with a consolidated net loss of $1.1 billion, or $5.70 per diluted common share, for the same period of 2011. Weighted average diluted common shares outstanding totaled 195 million for the six months ended June 30, 2012, down 2% from the same period of 2011 as a result of share repurchases by the Company during the second half of 2011. Consolidated total revenues for the six months ended June 30, 2012 included $1.1 billion of net gains on insured derivatives compared with $1.9 billion of net losses for the same period of 2011. The net gains on insured derivatives in 2012 were principally the result of commuting derivatives at prices below fair value, the effects of MBIA’s nonperformance risk on its derivative liabilities which resulted from a widening of its own credit spreads and a reduction in the Company’s recovery rate, and favorable movements in spreads and pricing on collateral within transactions. The net losses on insured derivatives in 2011 principally resulted from favorable movements in the market perception of MBIA Corp.’s credit risk, which resulted in a tightening of the Company’s credit spreads and an improvement in the Company’s recovery rate and unfavorable changes in spreads and prices of underlying collateral. These changes were partially offset by the reversal of unrealized losses resulting from the settlement of insured derivatives at amounts below their fair value. Consolidated total expenses for the six months ended June 30, 2012 included $159 million of net insurance loss and LAE compared with $14 million for the same period of 2011. The net insurance losses and LAE in 2012 and 2011 were principally related to our insured RMBS exposure.

Included in our consolidated net income for the three months ended June 30, 2012 were $2 million of losses before income taxes related to consolidated VIEs, after the elimination of intercompany revenues and expenses, compared with income before income taxes of $19 million for the same period of 2011. Included in our consolidated net income for the six months ended June 30, 2012 were $33 million of losses before income taxes related to consolidated VIEs, after the elimination of intercompany revenues and expenses, compared with losses before income taxes of $95 million for the same period of 2011. The net effect of consolidated VIEs on our financial results will vary over time as VIEs are consolidated or deconsolidated by the Company, and as the values of consolidated VIE assets and liabilities change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Adjusted Pre-Tax Income

The following table presents our consolidated adjusted pre-tax income (loss) (a non-GAAP measure) and provides a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Adjusted total revenues	$317	$178	$432	$509
Adjusted total expenses	469	17	1,132	324

Adjusted pre-tax income (loss)	(152)	161	(700)	185
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	29	43	33	58
Mark-to-market gains (losses) on insured credit derivatives	1,203	88	1,506	(1,503)
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	285	439	23	650

Pre-tax income (loss)	$795	$(147)	$816	$(1,910)

For the three months ended June 30, 2012, total revenues included in adjusted pre-tax income (loss) increased compared with the same period of 2011 primarily as a result of a decrease in net losses related to fair valuing financial instruments, favorable changes in foreign exchange rates and gains on the extinguishment of debt within our wind-down operations. Total expenses included in adjusted pre-tax income (loss) for the three months ended June 30, 2012 increased compared with the same period of 2011 primarily as a result of increased impairments on insured credit derivatives and an increase in losses and LAE.

For the six months ended June 30, 2012, total revenues included in adjusted pre-tax income (loss) decreased compared with the same period of 2011 primarily as a result of lower net investment income and an increase in net losses related to other-than-temporary impairments of investments, partially offset by a decrease in net losses related to fair valuing financial instruments and favorable changes in foreign currency exchange rates within our wind-down operations. Total expenses included in adjusted pre-tax income (loss) for the six months ended June 30, 2012 increased compared with the same period of 2011 primarily as a result of increased impairments on insured credit derivatives, an increase in insurance losses and LAE, and an increase in legal and litigation related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Adjusted Book Value

As of June 30, 2012, ABV per share (a non-GAAP measure) was $31.23, down from $34.50 as of December 31, 2011. The decrease in ABV per share was primarily driven by insurance losses, realized losses from sales and impairments of investments, and a significant increase in legal and litigation related costs.

The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In millions except share and per share amounts	As of June 30, 2012	As of December 31, 2011

Total shareholders’ equity of MBIA Inc.	$2,503	$1,700
Basic common shares outstanding	193,747,368	193,143,196
Book value per share	$12.92	$8.80
Adjustments for items included in book value per share (after-tax):
Cumulative net loss from consolidating certain VIEs(1)	0.78	0.82
Cumulative unrealized loss on insured credit derivatives	11.02	16.12
Net unrealized (gains) losses included in other comprehensive income	(0.39)	0.85
Adjustments for items not included in book value per share (after-tax):
Net unearned premium revenue(2)(3)	10.93	12.00
Present value of insured derivative installment revenue(4)	0.67	0.86
Cumulative impairments on insured credit derivatives(4)	(3.59)	(3.74)
Deferred acquisition costs	(1.11)	(1.21)

Total adjustments per share	18.31	25.70

Adjusted book value per share	$31.23	$34.50

(1) - Represents the impact on book value per share of consolidated VIEs that are not considered a business enterprise of the Company.

(2) - Consists of financial guarantee premiums and fees.

(3) - The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

(4) - The discount rate on insured derivative installment revenue and impairments was 5% as of June 30, 2012 and December 31, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2012	2011		2012	2011
Net premiums earned	$130	$106	23%	$236	$195	21%
Net investment income	56	54	4%	110	112	-2%
Fees and reimbursements	2	2	-	3	4	-25%
Realized gains (losses) and other settlements on insured derivatives	-	1	-100%	-	1	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	11	14	-21%	21	17	24%

Total revenues	199	177	12%	370	329	12%

Losses and loss adjustment	(3)	(9)	-67%	11	(5)	n/m
Amortization of deferred acquisition costs	26	23	13%	49	41	20%
Operating	28	19	47%	108	38	n/m

Total expenses	51	33	55%	168	74	127%

Pre-tax income	$148	$144	3%	$202	$255	-21%

n/m - Percent change not meaningful.

For the three and six months ended June 30, 2012 and 2011, we did not write a meaningful amount of U.S. public finance insurance. The lack of insurance writings in our U.S. public finance segment reflects the insurance financial strength credit ratings assigned to National by major ratings agencies and the impact of litigation over the formation of National in 2009. We do not expect to write a material amount of new business prior to an upgrade of our insurance financial strength ratings and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation. We believe that we will resume writing business in the U.S. public finance market before actively re-engaging in the structured finance and international markets.

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

For the three months ended June 30, 2012 and 2011, there were no material differences between adjusted pre-tax income of $148 million and $144 million, respectively, and GAAP pre-tax income. For the six months ended June 30, 2012 and 2011, there were no material differences between adjusted pre-tax income of $202 million and $255 million, respectively, and GAAP pre-tax income.

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. For the three months ended June 30, 2012, U.S. public finance net premiums earned were $130 million compared with $106 million for the same period of 2011. The increase in 2012 resulted from an increase in refunded premiums earned of $42 million offset by a decline in scheduled premiums earned of $18 million. For the six months ended June 30, 2012, U.S. public finance net premiums earned were $236 million compared with $195 million for the same period of 2011. The increase in 2012 resulted from an increase in refunded premiums earned of $77 million offset by a decline in scheduled premiums earned of $36 million. Scheduled premium earnings declined due to the maturity of insured issues within our U.S. public finance portfolio with no material new insurance writings. Additionally, refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of premiums that would have been earned in the current period.

NET INVESTMENT INCOME For the three months ended June 30, 2012, our U.S. public finance insurance investment portfolio generated $56 million of net investment income compared with $54 million for the same period of 2011. The increase in net investment income for the three months ended June 30, 2012 was primarily due to higher yielding invested assets. For the six months ended June 30, 2012, our U.S. public finance insurance investment portfolio generated $110 million of net investment income compared with $112 million for the same period of 2011. The decrease in net investment income for the six months ended June 30, 2012 was primarily due to lower asset balances, partially offset by higher yield.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

National maintains simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with our asset/liability products segment, which provides yield enhancement to our U.S. public finance insurance investment portfolio as a result of increased net interest earnings from these collective agreements. In addition, during 2012 the interest income on the National Secured Loan, established in December of 2011, was included in our U.S. public finance net investment income and totaled $46 million for the six months ended June 30, 2012. The National Secured Loan enhances the overall yield of our U.S. public finance insurance investment portfolio as lower yielding investments were sold to fund the amount loaned under this agreement. While interest due on the National Secured Loan is recorded in the period during which it accrues, the payment of interest is currently being deferred. Refer to the “Liquidity” section included herein for additional information about these agreements.

Investment asset balances at amortized cost as of June 30, 2012 and December 31, 2011 are presented in the following table:

	June 30, 2012		December 31, 2011
In millions	Investments at Amortized Cost	Pre- tax yield (1)	Investments at Amortized Cost	Pre-tax yield (1)
Fixed-income securities:
Tax-exempt	$955	4.00%	$1,067	4.06%
Taxable	2,009	3.75%	2,073	3.89%
Short-term	366	1.00%	641	0.70%

Total fixed-income	3,330	3.51%	3,781	3.40%
Secured loan to an affiliate	1,597		1,130
Other	14		16

Total	$4,941		$4,927

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

The following tables present information about our U.S. public finance insurance loss and LAE reserves and recoverables as of June 30, 2012 and December 31, 2011, as well as our related loss and LAE expenses for the three and six months ended June 30, 2012 and 2011:

In millions	June 30, 2012	December 31, 2011	Percent Change

Gross loss and LAE reserves	$407	$369	10%
Expected recoveries on unpaid losses	(233)	(200)	17%

Loss and LAE reserves	$174	$169	3%

Insurance loss recoverable	$166	$155	7%
Insurance loss recoverable-ceded (1)	$5	$4	25%
Reinsurance recoverable on paid and unpaid losses	$7	$8	-13%

(1) -  Reported within “Other liabilities” on our consolidated balance sheets.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2012	2011		2012	2011
Loss and LAE related to actual and expected payments	$45	$18	150%	$67	$(143)	-147%
Recoveries of actual and expected payments	(48)	(27)	78%	(56)	138	-141%

Gross losses incurred	(3)	(9)	-67%	11	(5)	n/m
Reinsurance	-	-	-	-	-	-

Losses and loss adjustment expenses	$(3)	$(9)	-67%	$11	$(5)	n/m

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three and six months ended June 30, 2012, losses and LAE incurred were a benefit of $3 million and an expense of $11 million, respectively. For the three and six months ended June 30, 2011, losses and LAE incurred were benefits of $9 million and $5 million, respectively.

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves as of December 31, 2011 for one issue that had no expected future claim payments or par outstanding but for which the Company is obligated to pay LAE incurred in prior periods. As of June 30, 2012 and December 31, 2011, loss and LAE reserves comprised the following:

$ in millions	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Gross of reinsurance:
Issues with defaults	10	11	$159	$163	$876	$797
Issues without defaults	9	5	15	6	104	26

Total gross of reinsurance	19	16	$174	$169	$980	$823

(1) -  An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and six months ended June 30, 2012 and 2011 are presented in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2012	2011		2012	2011
Gross expenses	$28	$19	47%	$109	$38	n/m

Amortization of deferred acquisition costs	$26	$23	13%	$49	$41	20%
Operating	28	19	47%	108	38	n/m

Total insurance operating expenses	$54	$42	29%	$157	$79	99%

n/m - Percent change not meaningful.

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for the three and six months ended June 30, 2012 compared with the same periods of 2011 primarily due to a significant increase in legal and litigation related costs.

Amortization of deferred acquisition costs increased for the three and six months ended June 30, 2012 compared with the same periods of 2011, consistent with higher premium earnings from refunded policies during 2012. We did not defer a material amount of policy acquisition costs during 2012 or 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of June 30, 2012 and 2011. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

	Gross Par Outstanding as of June 30,
In millions Rating	2012		2011
	Amount	%	Amount	%
AAA	$20,873	5.5%	$25,004	5.4%
AA	174,495	46.2%	210,095	45.3%
A	143,436	38.0%	180,261	38.9%
BBB	36,173	9.6%	44,924	9.7%
Below investment grade	2,669	0.7%	3,010	0.7%

Total	$377,646	100.0%	$463,294	100.0%

The credit quality distribution of our U.S. public finance insurance exposure as of June 30, 2012 remained relatively consistent with June 30, 2011. Total U.S. public finance insurance gross par outstanding rated A or above, before giving effect to National’s guarantee, was approximately 90% and gross par outstanding rated below investment grade, before giving effect to National’s guarantee, was less than 1% as of June 30, 2012 and 2011.

Structured Finance and International Insurance

Our structured finance and international insurance business is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. or its subsidiaries are insured by MBIA Corp. If MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including MBIA Global Funding, LLC (“GFL”) and Meridian Funding Company, LLC (“Meridian”), and provides reinsurance to its insurance subsidiaries. MBIA Corp. has also written insurance policies guaranteeing the obligations under CDS of an affiliate, LaCrosse Financial Products, LLC, including termination payments that may become due upon certain events including the insolvency or payment default of the financial guarantor or the CDS issuer.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our structured finance and international insurance segment results for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2012	2011		2012	2011
Net premiums earned	$59	$63	-6%	$105	$130	-19%
Net investment income	6	17	-65%	14	48	-71%
Fees and reimbursements	41	26	58%	66	53	25%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(428)	(192)	123%	(432)	(547)	-21%
Unrealized gains (losses) on insured derivatives	1,203	116	n/m	1,506	(1,307)	n/m

Net change in fair value of insured derivatives	775	(76)	n/m	1,074	(1,854)	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(14)	-	n/m	3	33	-91%
Net investment losses related to other-than-temporary impairments	(2)	(2)	-	(41)	(4)	n/m
Other net realized gains (losses)	-	-	-	1	1	-
Revenues of consolidated VIEs:
Net investment income	14	13	8%	27	27	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(36)	18	n/m	(67)	(113)	-41%

Total revenues	843	59	n/m	1,182	(1,679)	n/m

Losses and loss adjustment	65	59	10%	148	19	n/m
Amortization of deferred acquisition costs	31	40	-23%	57	73	-22%
Operating	28	32	-13%	85	69	23%
Interest	59	34	74%	113	67	69%
Expenses of consolidated VIEs:
Operating	4	8	-50%	11	18	-39%
Interest	11	11	-	22	21	5%

Total expenses	198	184	8%	436	267	63%

Pre-tax income (loss)	$645	$(125)	n/m	$746	$(1,946)	-138%

n/m -	Percent change not meaningful.

For the three and six months ended June 30, 2012 and 2011, we did not write a meaningful amount of structured finance and international insurance. The lack of insurance writings in our structured finance and international insurance segment reflects the impact of the downgrades of MBIA Corp.’s insurance financial strength ratings by the major rating agencies, which occurred in 2008 and again in 2009. The Company does not expect to write a material amount of new business prior to an upgrade of the insurance financial strength ratings of MBIA Corp. and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation. Pre-tax income (loss) in each of the periods included in the preceding table was primarily driven by changes in the fair value of our insured credit derivatives, which reflects changes in the market perception of MBIA Corp.’s credit risk.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the adjusted pre-tax income (loss) of our structured finance and international insurance segment, and a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2012	2011		2012	2011
Adjusted total revenues	$122	$143	-15%	$214	$357	-40%
Adjusted total expenses	422	(45)	n/m	960	189	n/m

Adjusted pre-tax income (loss)	(300)	188	n/m	(746)	168	n/m
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	27	38	-29%	9	39	-77%
Mark-to-market gain (loss) on insured credit derivatives	1,203	88	n/m	1,506	(1,503)	n/m
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	285	439	-35%	23	650	-96%

Pre-tax income (loss)	$645	$(125)	n/m	$746	$(1,946)	-138%

n/m - Percent change not meaningful.

For the three months ended June 30, 2012, adjusted pre-tax loss was $300 million compared with adjusted pre-tax income of $188 million for the same period of 2011. Adjusted total revenues for the three months ended June 30, 2012 decreased compared with the same period of 2011 principally due to higher net losses on financial instruments at fair value and foreign exchange. Adjusted total expenses for the three months ended June 30, 2012 increased compared with the same period of 2011 primarily as a result of increases in losses on insured credit derivatives and financial guarantee policies, and an increase in interest expense from the National Secured Loan that was established in December of 2011.

For the six months ended June 30, 2012, adjusted pre-tax loss was $746 million compared with adjusted pre-tax income of $168 million for the same period of 2011. Adjusted total revenues for the six months ended June 30, 2012 decreased compared with the same period of 2011 principally due to higher net investment losses related to other-than-temporary impairments, higher net losses on financial instruments at fair value and lower net investment income. Adjusted total expenses for the six months ended June 30, 2012 increased compared with the same period of 2011 primarily as a result of increases in losses on insured credit derivatives and financial guarantee policies, and an increase in interest expense from the National Secured Loan that was established in December of 2011.

NET PREMIUMS EARNED Our structured finance and international insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts and insured derivative contracts, and certain of those premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned by type of insurance contract for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Net premiums earned:
Financial guarantee contracts	$59	$63	$105	$130
Insured derivative contracts (1)	14	25	30	57
VIEs (eliminated in consolidation)	2	4	8	9

Total net premiums earned	$75	$92	$143	$196

(1) - Premiums related to insured derivatives are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations.

Net premiums earned on non-derivative financial guarantee contracts for the three and six months ended June 30, 2012 and 2011 are presented in the following table. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2012	2011		2012	2011
Net premiums earned:
U.S.	$18	$26	-31%	$36	$55	-35%
Non-U.S.	41	37	11%	69	75	-8%

Total net premiums earned	$59	$63	-6%	$105	$130	-19%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Structured finance and international net premiums earned decreased in the three and six months ended June 30, 2012 compared with the same period of 2011 due to the maturity and early settlement of insured transactions with no new material insurance writings.

NET INVESTMENT INCOME For the three and six months ended June 30, 2012, our structured finance and international insurance investment portfolio generated $6 million and $14 million, respectively, of net investment income compared with $17 million and $48 million, respectively for the same periods of 2011. The decrease in net investment income was primarily due to lower average asset balances in 2012 as a result of claim and commutation payments, and reinvesting proceeds from sales and maturities of high-yielding securities in lower yielding liquid securities.

MBIA Corp., as lender, maintained a secured lending agreement with our asset/liability products segment (“MBIA Corp. Secured Loan”). Interest income on this arrangement, totaling approximately $1 million and $2 million for the three and six months ended June 30, 2012, respectively, compared with $4 million and $9 million, respectively for the same periods of 2011, is included in our structured finance and international insurance net investment income. The decrease in interest income under this facility resulted from lower loan balances in 2012 and the repayment of the facility in May 2012. Refer to the “Liquidity” section included herein for additional information about this agreement.

Investment asset balances at amortized cost as of June 30, 2012 and December 31, 2011 are presented in the following table:

	June 30, 2012		December 31, 2011
In millions	Investments at Amortized Cost	Pre-tax yield (1)	Investments at Amortized Cost	Pre-tax yield (1)
Fixed-income securities:
Tax-exempt	$-	-%	$1	5.79%
Taxable	706	2.66%	1,131	3.38%
Short-term	685	0.50%	222	1.46%

Total fixed-income	1,391	1.60%	1,354	3.07%
Secured loan to an affiliate	-		300
Other	1		7

Total	$1,392		$1,661

(1) - Estimated yield-to-maturity.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums earned related to derivatives and the components of the net change in fair value of insured derivatives for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2012	2011		2012	2011
Net premiums and fees earned on insured derivatives	$15	$25	-40%	$31	$57	-46%
Realized gains (losses) on insured derivatives	(443)	(217)	104%	(463)	(604)	-23%

Realized gains (losses) and other settlements on insured derivatives	(428)	(192)	123%	(432)	(547)	-21%
Unrealized gains (losses) on insured derivatives	1,203	116	n/m	1,506	(1,307)	n/m

Net change in fair value of insured derivatives	$775	$(76)	n/m	$1,074	$(1,854)	n/m

n/m - Percent change not meaningful.

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the three and six months ended June 30, 2012, realized losses on insured derivatives of $443 million and $463 million, respectively, resulted primarily from settlements and claim payments on CMBS and ABS transactions. Realized losses on insured derivatives for the three and six months ended June 30, 2011 primarily resulted from settlement payments related to commutations of transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three months ended June 30, 2012, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations and the effects of MBIA’s nonperformance risk on its derivative liabilities which resulted from a widening of its own credit spreads and a reduction in the Company’s recovery rate. For the three months ended June 30, 2011, unrealized gains on insured derivatives were principally due to the reversal of unrealized losses from commutations of structured ABS transactions. This was partially offset by reduced collateral pricing, the effects of MBIA’s nonperformance risk on its derivative liabilities, and collateral erosion.

For the six months ended June 30, 2012, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations, the effects of MBIA’s nonperformance risk on its derivative liabilities and the result of favorable movements in spreads and pricing on collateral within transactions. For the six months ended June 30, 2011, unrealized losses on insured derivatives were principally the result of the effects of MBIA’s nonperformance risk on its derivative liabilities, reduced collateral pricing and collateral erosion. This was partially offset by the reversal of unrealized losses from commutations of structured ABS and CMBS pool transactions.

As of June 30, 2012, MBIA Corp.’s five year CDS cost was 35.06% upfront plus 5% per annum compared with 30.75% upfront plus 5% per annum as of June 30, 2011. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 15.25% upfront plus 5% per annum to 37.38% upfront plus 5% per annum as of June 30, 2012. As of June 30, 2011, those costs ranged from 7.38% upfront plus 5% per annum to 34.25% upfront plus 5% per annum.

As of June 30, 2012, we had $49.4 billion of gross par outstanding on insured credit derivatives compared with $67.0 billion as of December 31, 2011. The decrease in gross par outstanding was primarily due to contractual terminations, amortizations and maturities. During the six months ended June 30, 2012, 29 insured issues, representing $16.4 billion in gross par outstanding, either matured or were contractually settled prior to maturity.

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles as our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent actual payments plus the present values of our estimates of expected future claim payments, net of expected future recoveries. MBIA Insurance Corporation’s expected future claim payments were discounted using a rate of 5.59%, the same rate used to calculate its statutory loss reserves as of June 30, 2012. We estimated that additional credit impairments on insured derivatives (excluding LAE) for the six months ended June 30, 2012 were $442 million across 19 CDO insured issues. Beginning with the fourth quarter of 2007 through June 30, 2012, total credit impairments on insured derivatives were estimated at $5.2 billion across 71 CDO insured issues, inclusive of 65 insured issues for which we made settlement and claim payments of $4.2 billion, net of reinsurance and collections. Accordingly, we expect to realize additional net losses of $1.0 billion. Refer to the following “Loss and Loss Adjustment Expenses” section for additional information about credit impairments on insured derivatives.

Our estimate of credit impairments, a non-GAAP measure, may differ from the fair values recorded in our consolidated financial statements. Although the Company’s consolidated statements of operations include the fair values, the Company believes its disclosure of credit impairments on insured derivatives provides additional meaningful information about potential realized losses on these contracts. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments. In the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse before or at the maturity of the contracts. Contracts also may be settled prior to maturity at amounts that may be more or less than their recorded fair values. Those settlements can result in realized gains or losses, and will result in the reversal of unrealized gains or losses. The Company is not required to post collateral to counterparties of these contracts. Refer to “Risk Factors” in Part I, Item 1A of MBIA Inc’s Annual Report on Form 10-K for the year ended December 31, 2011 for information on legislative changes that could require collateral posting by MBIA Corp. notwithstanding the contract terms.

Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expenses” in our consolidated statements of operations. Such costs totaled $2 million and $1 million for the three months ended June 30, 2012 and 2011, respectively, and $3 million and $8 million for the six months ended June 30, 2012 and 2011, respectively.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS For the six months ended June 30, 2012, net investment losses related to other-than-temporary impairments totaled $41 million and primarily related to one impaired security that was written down to its fair value as we intend to sell the security before an expected recovery of fair value to its amortized cost. Refer to the “Liquidity” section included herein for additional information about impaired investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

REVENUES OF CONSOLIDATED VIEs For the three months ended June 30, 2012, total revenues of consolidated VIEs within our structured finance and international insurance segment were a loss of $22 million compared with total revenues of $31 million for the same period of 2011. For the six months ended June 30, 2012, total revenues of consolidated VIEs were a loss of $40 million compared with a loss of $86 million for the six months ended June 30, 2011. The fluctuations in revenues of consolidated VIEs were principally driven by net losses on financial instruments at fair value and foreign exchange as a result of changes in the fair value of VIE assets and liabilities recorded through earnings.

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

The Company faces significant risks and uncertainties related to potential or actual losses from its CMBS and CRE CDO insured exposure, its second-lien RMBS insured exposure (due to the unpredictable performance of ineligible mortgage loans included in the transactions we insured), backed by home equity lines of credit (“HELOC”) or closed-end second mortgages (“CES”) and its ABS CDO insured exposure. Continued significant adverse developments and higher than expected payments on these exposures and/or lower than expected recoveries on the RMBS exposures, could result in a decline in the Company’s liquidity and statutory capital position.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following tables present the aggregate loss and LAE reserves and insurance loss recoverables as of June 30, 2012 and December 31, 2011, and the aggregate change in the discounted values of net payments expected to be made on all insurance contracts for the three and six months ended June 30, 2012 and 2011:

Aggregate Losses and LAE Roll Forward

In millions	Financial Guarantee Insurance (1)	Financial Guarantee Insurance Related to VIEs (2)	Insurance Credit Derivative Impairments and LAE (3)	Reinsurance (4)	Total (5)
Gross loss and LAE reserves as of December 31, 2011	$667	$353	$1,103	$(7)	$2,116
Gross insurance loss recoverable as of December 31, 2011	(2,891)	(1,365)	(70)	8	(4,318)

Total reserves (recoverable) as of December 31, 2011	(2,224)	(1,012)	1,033	1	(2,202)
Ceded reserves	-	-	1	(1)	-

Net reserves as of December 31, 2011	(2,224)	(1,012)	1,034	-	(2,202)
Total aggregate losses and LAE incurred	148	117	443	-	708
(Payments) collections and other	(297)	(92)	(466)	-	(855)

Net reserves as of June 30, 2012	(2,373)	(987)	1,011	-	(2,349)
Ceded reserves	-	-	(1)	1	-

Total reserves (recoverable) as of June 30, 2012	$(2,373)	$(987)	$1,010	$1	$(2,349)

Gross loss and LAE reserves as of June 30, 2012	$661	$303	$1,077	$(7)	$2,034
Gross insurance loss recoverable as of June 30, 2012	(3,034)	(1,290)	(67)	8	(4,383)

Total reserves (recoverable) as of June 30, 2012	$(2,373)	$(987)	$1,010	$1	$(2,349)

(1) -	Included in “Losses and loss adjustment,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated financial statements.

(2) -	Represents loss expense, reserves and insurance loss recoverable eliminated upon the consolidation of insured VIEs.

(3) -	Represents statutory losses and LAE and recoveries for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations and the fair value of these contracts are recorded in “Derivative Liabilities” on the Company’s consolidated balance sheets.

(4) -	Represents “Losses and loss adjustment,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated financial statements and are ceded to third-party reinsurers under insurance contracts. As of June 30, 2012 and December 31, 2011, there was a $1 million payable related to insured credit derivative impairments and LAE reinsurance.

(5) -	Represents totals after ceding to third-party reinsurers under insurance contracts.

Aggregate Losses and LAE (change in discounted values of net payments)

	For the Three Months Ended June 30, 2012
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other (2)	Total
Change in actual and expected payments	$41	$2	$175	$66	$284
Change in actual and expected salvage	26	(2)	(4)	2	22

Total aggregate losses and LAE	$67	$-	$171	$68	$306

(1) - Includes HELOC loans and CES.

(2) - Includes alternative A-paper transactions and other insurance contracts.

	For the Three Months Ended June 30, 2011
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other (2)	Total
Change in actual and expected payments	$92	$(471)	$233	$36	$(110)
Change in actual and expected salvage	(124)	71	-	13	(40)

Total aggregate losses and LAE	$(32)	$(400)	$233	$49	$(150)

(1) - Includes HELOC loans and CES.

(2) - Includes alternative A-paper transactions and other insurance contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	For the Six Months Ended June 30, 2012
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other(2)	Total
Change in actual and expected payments	$206	$(43)	$470	$63	$696
Change in actual and expected salvage	(5)	13	(4)	8	12

Total aggregate losses and LAE	$201	$(30)	$466	$71	$708

(1) - Includes HELOC loans and CES.

(2) - Includes alternative A-paper transactions and other insurance contracts.

	For the Six Months Ended June 30, 2011
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other(2)	Total
Change in actual and expected payments	$136	$(386)	$368	$4	$122
Change in actual and expected salvage	(177)	55	-	(3)	(125)

Total aggregate losses and LAE	$(41)	$(331)	$368	$1	$(3)

(1) - Includes HELOC loans and CES.

(2) - Includes alternative A-paper transactions and other insurance contracts.

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	For the Three Months Ended June 30, 2012
In millions	Second-lien RMBS (1)	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance (3)	$(14)	$(1)	$12	$68	$65
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation) (4)	81	-	-	-	81
Insured credit derivatives (statutory basis) (5)	-	1	159	-	160

Total aggregate losses and LAE	$67	$-	$171	$68	$306

(1) -	Includes HELOC loans and CES.

(2) -	Includes alternative A-paper transactions and other insurance contracts.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

	For the Three Months Ended June 30, 2011
In millions	Second-lien RMBS (1)	ABS CDO	CMBS	Other (2)	Total
Financial guarantee insurance (3)	$(3)	$13	$-	$49	$59
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation) (4)	(29)	39	-	-	10
Insured credit derivatives (statutory basis) (5)	-	(452)	233	-	(219)

Total aggregate losses and LAE	$(32)	$(400)	$233	$49	$(150)

(1) -	Includes HELOC loans and CES.

(2) -	Includes alternative A-paper transactions and other insurance contracts.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	For the Six Months Ended June 30, 2012
In millions	Second-lien RMBS (1)	ABS CDO	CMBS	Other (2)	Total
Financial guarantee insurance (3)	$67	$(2)	$12	$71	$148
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation) (4)	134	(17)	-	-	117
Insured credit derivatives (statutory basis) (5)	-	(11)	454	-	443

Total aggregate losses and LAE	$201	$(30)	$466	$71	$708

(1) -	Includes HELOC loans and CES.

(2) -	Includes alternative A-paper transactions and other insurance contracts.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

	For the Six Months Ended June 30, 2011
In millions	Second-lien RMBS (1)	ABS CDO	CMBS	Other (2)	Total
Financial guarantee insurance (3)	$(2)	$20	$-	$1	$19
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation) (4)	(39)	51	-	-	12
Insured credit derivatives (statutory basis) (5)	-	(402)	368	-	(34)

Total aggregate losses and LAE	$(41)	$(331)	$368	$1	$(3)

(1) -	Includes HELOC loans and CES.

(2) -	Includes alternative A-paper transactions and other insurance contracts.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

The increases in total aggregate losses and LAE for the three and six months ended June 30, 2012 compared with the same periods of 2011 were primarily due to commutation settlements in 2011 of ABS policies below established reserves. In addition, our expectations of future payments on second-lien RMBS exposures have increased.

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

The following tables present information about our insurance reserves and recoverable as of June 30, 2012 and December 31, 2011, as well as our loss and LAE incurred for the three and six months ended June 30, 2012 and 2011. The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date. Our insurance loss recoverable includes expected recoveries related to put-backs of ineligible mortgage loans within second-lien RMBS transactions and other amounts due to MBIA under subrogation rights.

In millions	June 30, 2012	December 31, 2011	Percent Change
Gross loss and LAE reserves	$936	$1,029	-9%
Expected recoveries on unpaid losses	(275)	(362)	-24%

Loss and LAE reserves	$661	$667	-1%

Insurance loss recoverable	$3,034	$2,891	5%
Insurance loss recoverable - ceded (1)	$7	$7	-
Reinsurance recoverable on paid and unpaid losses	$7	$8	-13%

(1) - Reported within “Other liabilities” on our consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2012	2011		2012	2011
Loss and LAE related to actual and expected payments	$86	$113	-24%	$211	$105	101%
Recoveries of actual and expected payments	(21)	(53)	-60%	(63)	(84)	-25%

Gross losses incurred	65	60	8%	148	21	n/m
Reinsurance	-	(1)	-100%	-	(2)	-100%

Losses and loss adjustment expenses	$65	$59	10%	$148	$19	n/m

n/m - Percent change not meaningful.

Losses and LAE incurred in our structured finance and international insurance segment totaled $65 million for the three months ended June 30, 2012. Included in the $65 million were gross losses related to actual and expected future payments of $86 million, of which $82 million primarily related to insured first-lien RMBS transactions and CMBS transactions, and $4 million related to insured second-lien RMBS transactions. Partially offsetting these losses were recoveries of actual and expected payments of $21 million, including $18 million related to insured second-lien RMBS transactions. The $18 million of recoveries related to second-lien RMBS transactions included $60 million of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans offset by a $42 million reduction in excess spread (the difference between interest inflows on assets and interest outflows on liabilities) within the securitizations.

Losses and LAE incurred in our structured finance and international insurance segment totaled $59 million for the three months ended June 30, 2011. Included in the $59 million were gross losses related to actual and expected future payments of $113 million, including $67 million related to insured second-lien RMBS transactions and $46 million of other loss activity. The $53 million of recoveries for the three months ended June 30, 2011 included $69 million of recoveries related to insured second-lien RMBS transactions offset by $16 million related to other activity. The $69 million of recoveries related to second-lien RMBS transactions included $36 million of recoveries resulting from ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans and $33 million related to excess spread within the securitizations.

Losses and LAE incurred in our structured finance and international insurance segment totaled $148 million for the six months ended June 30, 2012. Included in the $148 million were gross losses related to actual and expected future payments of $211 million, including $134 million related to insured second-lien RMBS transactions and $77 million of other loss activity, primarily related to insured first-lien RMBS transactions. Partially offsetting these losses were recoveries of actual and expected payments of $63 million, including $67 million related to insured second-lien RMBS transactions. The $67 million of recoveries related to second-lien RMBS transactions included $110 million of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans offset by a $43 million reduction in excess spread within the securitizations.

Losses and LAE incurred in our structured finance and international insurance segment totaled $19 million for the six months ended June 30, 2011. Included in the $19 million were gross losses related to actual and expected future payments of $105, including $72 million of losses related to second-lien RMBS transactions and $33 million related to other transactions. The $84 million of recoveries for the six months ended June 30, 2011 include $74 million of recoveries related to insured second-lien RMBS transactions and $10 million related to other recovery activity. The $74 million of recoveries related to second-lien RMBS transactions included $154 million of recoveries resulting from ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans offset by an $80 million reduction in excess spread within the securitizations. The decrease in recoveries from excess spread resulted from an increase in voluntary prepayments within the securitizations.

For the three and six months ended June 30, 2012, losses and LAE incurred included the elimination of $81 million and $117 million, respectively, as a result of the consolidation of VIEs. The $81 million elimination included a decrease in recoveries of actual and expected payments of $43 million and gross losses related to actual and expected future payments of $38 million. The $117 million elimination included a decrease in recoveries of actual and expected payments of $61 million and gross losses related to actual and expected future payments of $56 million.

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

Included in the Company’s loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves as of June 30, 2012 and December 31, 2011 for three issues that had no expected future claim payments or par outstanding, but for which the Company is obligated to pay LAE incurred in prior periods. As of June 30, 2012 and December 31, 2011, loss and LAE reserves comprised the following:

	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
$ in millions	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Gross of reinsurance:
Issues with defaults	95	92	$434	$447	$7,716	$7,863
Issues without defaults	23	26	227	220	1,161	1,734

Total gross of reinsurance	118	118	$661	$667	$8,877	$9,597

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

MBIA reports expected potential recoveries of certain paid claims within “Insurance loss recoverable” and the corresponding estimated recovery amounts due to reinsurers within “Other liabilities” on the Company’s consolidated balance sheets. As of June 30, 2012 and December 31, 2011, our insurance loss recoverable in our structured finance and international insurance segment was $3.0 billion and $2.9 billion, respectively. The increase in our insurance loss recoverable principally resulted from an increase in expected potential recoveries related to certain sellers/servicers’ obligation to repurchase ineligible mortgage loans related to insured second-lien transactions. As of June 30, 2012 and December 31, 2011, our insurance loss recoverable also included estimated recoveries of approximately $773 million and $731 million, respectively, from excess spread within second-lien RMBS securitizations. Insurance loss recoverables due to reinsurers totaled $7 million as of June 30, 2012 and December 31, 2011. Insurance loss recoverables are only paid to reinsurers upon receipt of such amounts by MBIA.

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities (“MBS”) backed by residential mortgage loans, including second-lien residential mortgage securitizations (revolving HELOC loans and CES). For the three months ended June 30, 2012, we recorded losses and LAE of $67 million related to second-lien RMBS transactions, before the elimination of $81 million of losses incurred as a result of consolidating VIEs. The $14 million consolidated losses and LAE benefit was due to gross recoveries of actual and expected payments of $18 million offset by gross losses and LAE related to actual and expected payments of $4 million. For the six months ended June 30, 2012, we recorded losses and LAE of $201 million related to second-lien RMBS transactions, before the elimination of $134 million of losses incurred as a result of consolidating VIEs. The $67 million consolidated losses and LAE was due to gross losses and LAE related to actual and expected payments of $134 million offset by gross recoveries of actual and expected payments of $67 million.

MBIA Corp. also insures MBS backed by first-lien subprime mortgage loans directly through RMBS securitizations. There has been considerable stress and continued deterioration in the subprime mortgage market since 2008 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of June 30, 2012, the Company had $2.3 billion of gross par outstanding from direct exposure to subprime mortgage loans compared with $3.3 billion as of December 31, 2011. While subprime transactions directly guaranteed by MBIA Corp. include collateral comprising mortgage loans that originated during 2005, 2006, and 2007, we currently do not expect ultimate material losses on these transactions given the amount of subordination below MBIA Corp.’s insured portion of such transactions available to absorb losses from collateral defaults. As of June 30, 2012, the Company had $165 million of gross par outstanding in three insured direct subprime mortgage transactions with 2006 or 2007 subprime mortgage collateral appearing on the Company’s Classified or Caution Lists.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of June 30, 2012 by S&P credit rating category. Amounts include the par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
In millions	Prime First- lien	Alternative A-paper First-lien		Subprime First-lien		HELOC Second-lien	CES Second-lien	Total
AAA	$184	$925		$1,455		$-	$10	$2,574
AA	22	1		103		-	-	126
A	2	421		22		24	21	490
BBB	-	461		117		728	165	1,471
Below investment grade	2	1,519		623		2,804	3,488	8,436

Total gross par	$210	$3,327	(1)	$2,320	(2)	$3,556	$3,684	$13,097

(1) - Includes international exposure of $855 million. (2) - Includes international exposure of $13 million.

The following table presents the par outstanding by vintage year of MBIA Corp.’s total second-lien residential mortgage loan securitizations insured exposure as of June 30, 2012. Amounts include the par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
In millions	HELOC	% of Total HELOC	CES	% of Total CES
2007	$484	13%	$2,416	65%
2006	1,273	36%	1,172	32%
2005	1,068	30%	—	0%
2004	625	18%	65	2%
2003 and prior	106	3%	31	1%

Total gross par	$3,556	100%	$3,684	100%

As of June 30, 2012, total gross par outstanding for HELOC and CES was $3.6 billion and $3.7 billion, respectively, compared with HELOC and CES gross par outstanding of $4.0 billion and $4.1 billion, respectively, as of December 31, 2011.

During the three months ended June 30, 2012, we paid approximately $168 million, net of reinsurance and collections, on insured second-lien RMBS transactions, or $123 million after eliminating $45 million of net payments made on behalf of consolidated VIEs. During the six months ended June 30, 2012, we paid approximately $345 million, net of reinsurance and collections, on insured second-lien RMBS transactions, or $252 million after eliminating $93 million of net payments made on behalf of consolidated VIEs. Through June 30, 2012, we paid a cumulative total of $6.3 billion, net of reinsurance and collections, or $4.1 billion after eliminating $2.2 billion of net payments on insured second-lien RMBS transactions that are currently consolidated as VIEs. As of June 30, 2012, we had loss and LAE reserves related to our remaining insured second-lien RMBS exposure of $219 million before eliminating $60 million of loss and LAE reserves related to our consolidated VIEs. The loss and LAE reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the cash receipts we expect from the performing mortgage loans in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” in our consolidated balance sheets. The payments that we make virtually all go to reduce the principal balances of the securitizations.

The following table provides information about second-lien RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim and LAE payments, net of collections, as of June 30, 2012 and for which it does not consolidate under accounting guidance for VIEs:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Second-Lien RMBS Transactions with Claim Payments (Excluding Consolidated VIEs)

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Claim Payments and LAE Net of Collections Since Inception
HELOC	13	$14,253	$2,138	$2,194
CES	9	8,198	2,270	2,043

Total	22	$22,451	$4,408	$4,237

Total net of reinsurance				$4,127

As of June 30, 2012, the par outstanding on insured second-lien RMBS transactions included in the preceding table was $4.4 billion compared with $4.9 billion as of December 31, 2011. As of June 30, 2012, we expect to pay an additional $334 million (on a present value basis) on these transactions and expect to receive a total of $948 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. Of our expected reimbursement from excess spread, $773 million is included in “Insurance loss recoverable” and $175 million is included in “Loss and loss adjustment expense reserves.” In addition, we expect to receive $2.2 billion (on a present value basis) in respect of the sellers’/servicers’ obligation to repurchase ineligible mortgage loans, which is included in “Insurance loss recoverable.”

Since September 2008, MBIA Corp. initiated litigation against multiple mortgage loan sellers/servicers alleging, among other things, that such sellers/servicers made material misrepresentations concerning the quality of loans made by these sellers/servicers, which were included in a number of MBIA Corp.-insured second-lien residential mortgage securitizations. In particular, complaints in these actions allege that a significant percentage of the defaulted loans in these securitizations were ineligible for inclusion and thus reflect breaches of the originators’ representations with respect to such loans. In addition, the complaints allege that the sellers/servicers have failed to honor their contractual obligations regarding loan repurchases and ongoing servicing practices. For more information on these and other lawsuits commenced by MBIA Corp., as well as information related to the May 14, 2012 bankruptcy filing by ResCap, refer to “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

The following table provides information about second-lien RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments and LAE, net of collections, as of June 30, 2012 and for which it consolidates under accounting guidance for VIEs. As such, these payments are not reflected as insurance losses in our consolidated financial statements subsequent to consolidation. Of the $2.3 billion of total payments before reinsurance, $748 million was eliminated subsequent to consolidation. As of June 30, 2012, the Company has recorded actual or expected put-back recoveries for amounts paid on all second-lien RMBS transactions included in the following table:

Second-Lien RMBS Transactions with Claim Payments (Consolidated VIEs)

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Claim Payments and LAE Net of Collections Since Inception
HELOC	6	$3,657	$1,050	$651
CES	7	5,068	1,360	1,600

Total	13	$8,725	$2,410	$2,251

Total net of reinsurance				$2,179

As of June 30, 2012, we expect to pay an additional $135 million (on a present value basis) on these transactions and expect to receive a total of $333 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. In addition, we expect to receive $1.0 billion (on a present value basis) as of June 30, 2012 from the contractual obligation of the sellers/servicers to repurchase ineligible mortgage loans, which is reported in “Loan repurchase commitments” under “Assets of consolidated variable interest entities” on the consolidated balance sheets.

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

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Structured finance and international insurance segment expenses for the three and six months ended June 30, 2012 and 2011 are presented in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2012	2011		2012	2011
Gross expenses	$30	$34	-12%	$88	$72	22%

Amortization of deferred acquisition costs	$31	$40	-23%	$57	$73	-22%
Operating	28	32	-13%	85	69	23%

Total insurance operating expenses	$59	$72	-18%	$142	$142	-

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three months ended June 30, 2012 compared with the same period of 2011 due to a reduction in legal and litigation related costs. Gross expenses increased for the six months ended June 30, 2012 compared with the same period of 2011 due to a significant increase in legal and litigation related costs.

The decrease in the amortization of deferred acquisition costs for the three and six months ended June 30, 2012 compared with the same periods of 2011 principally reflects the acceleration of deferred costs into earnings in prior periods as policies were terminated. Operating expenses decreased for the three months ended June 30, 2012 compared with the same period of 2011 and increased for the six months ended June 30, 2012 compared with the same period of 2011 as a result of the changes in gross expenses. We did not defer a material amount of policy acquisition costs during 2012 or 2011. Policy acquisition costs in these periods were related to premium taxes and assessments on installment policies written in prior periods.

INSURED PORTFOLIO EXPOSURE The credit quality of our structured finance and international insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of June 30, 2012 and 2011, 24.2% and 27.6%, respectively, of our structured finance and international insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

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

MBIA Corp.’s $53.8 billion CDO portfolio represented 46% of its total insured gross par outstanding of $117.6 billion as of June 30, 2012. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions	Gross Par Outstanding as of June 30, 2012

Collateral Type
Multi-sector CDOs (1)	$4.6
Investment grade CDOs and structured corporate credit pools	25.2
High yield corporate CDOs	5.8
Commercial real estate pools and CRE CDOs	18.2

Total	$53.8

(1) - Includes one multi-sector CDO-squared transaction with gross par of $116 million as of June 30, 2012.

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

Generally, we are subject to a claim on a multi-sector CDO when the insured tranche incurs an interest or principal shortfall. Such shortfalls result once the underlying securities collateralizing MBIA Corp.’s insured tranche is fully eroded and the subordination below MBIA Corp.’s insured tranche in the CDO transaction (“Insured Tranche Subordination”) is fully eroded. MBIA Corp.’s payment obligation after a default generally insures current interest and ultimate principal.

Total gross par exposure in our multi-sector CDO portfolio was $37.3 billion as of December 31, 2007. Since the end of 2007 through June 30, 2012, our multi-sector CDO gross par exposure has decreased by approximately $32.7 billion primarily from negotiated commutations of $21.1 billion in gross par and contractual terminations without any payment from MBIA Corp. of $5.4 billion in gross par. The remaining reduction was due to the amortization and maturity of transactions. As of June 30, 2012, our gross par exposure to multi-sector CDOs was $4.6 billion and represented 9% of MBIA Corp.’s CDO exposure and 4% of MBIA Corp.’s total gross par insured.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured multi- sector CDO transactions:

$ in millions				Collateral as a % of Performing Pool Balance as of June 30, 2012
Year Insured	# of CDOs	Gross Par Outstanding		Other Collateral	RMBS	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)
CDOs of High-Grade U.S. ABS
2003	1	$116	(1)	100%	0%	100%	36.6%	10.0%	$(13)
2004	1	79		100%	0%	100%	8.8%	10.0%	(1)
2005	1	712		31%	69%	100%	0.0%	20.0%	(147)
2006	2	428		3%	97%	100%	0.0%	14.0%	(159)
2007	1	1,100		100%	0%	100%	0.0%	13.0%	(363)

Subtotal	6	2,435							(683)

CDOs of Mezzanine U.S. ABS
2002	6	429		62%	38%	100%	0.0-88.2%	13.8-28.1%	-
2003	3	477		57%	43%	100%	0.0-60.9%	21.5-29.8%	-
2004	3	306		44%	56%	100%	0.0%	25.0-30.5%	(21)

Subtotal	12	1,212							(21)

Total	18	3,647							(704)
		322		Multi-Sector CDO European Mezzanine and Other Collateral (1 CDO)					(21)
		591		Multi-Sector CDO insured in the Secondary Market prior to 2005 (30 CDOs)					-

Grand Total		$4,560							$(725)

(1) This transaction is multi-sector CDO squared.

Our multi-sector CDOs are classified into CDOs of high-grade U.S. ABS, including one CDO-squared transaction, and CDOs of mezzanine U.S. ABS. As of June 30, 2012, gross par outstanding on MBIA Corp.-insured CDOs of high-grade U.S. ABS totaled $2.4 billion. Original Insured Tranche Subordination levels in these transactions ranged from 10.0% to 20.0% compared with current Insured Tranche Subordination levels of 0.0% to 36.6%. As of June 30, 2012, gross par outstanding on MBIA Corp.-insured CDOs of mezzanine U.S. ABS totaled $1.2 billion. Original Insured Tranche Subordination levels in these transactions ranged from 13.8% to 30.5% compared with current Insured Tranche Subordination levels that range from 0.0% to 88.2%.

The significant erosion of Insured Tranche Subordination in our multi-sector CDO transactions principally resulted from the underperformance of RMBS and CDO collateral. As discussed above, the erosion of Insured Tranche Subordination in these transactions increases the likelihood that MBIA Corp. will pay claims. As of June 30, 2012, there were credit impairment estimates for 25 classified multi-sector CDO transactions for which MBIA Corp. expects to incur actual net claims in the future (15 of which are insured in the secondary market), representing 51% of all MBIA Corp.-insured multi-sector CDO transactions (including both CDS and non-CDS contracts). Of the remaining transactions, 20% are on our Caution List and 29% continue to perform at or close to our original expectations. In the event of further performance deterioration of the collateral referenced or held in our multi-sector CDO transactions, the amount of credit impairments could increase materially.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of June 30, 2012, the ratings distribution of our insured multi-sector CDO transactions is presented in the following table. These ratings are intended to reflect the past and expected future performance of the underlying collateral within each transaction.

Insured Exposure Rating (1)	Original	Current
AAA	100%	0%
AA	0%	2%
A	0%	0%
BBB	0%	8%
Below investment grade	0%	90%

Total	100%	100%
(1) - All ratings are current. Ratings are derived using the most conservative rating among Moody’s, S&P or internal ratings.

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

Our investment grade corporate CDO exposure references pools of predominantly investment grade corporate credits. Additionally, some of these pools may include limited exposure to other asset classes, including structured finance securities (such as RMBS and CDOs). Most of our investment grade corporate CDO policies guarantee coverage of losses on collateral assets once Insured Tranche Subordination in the form of a deductible has been eroded, and are generally highly customized structures. Our gross par exposure to investment grade corporate CDOs of $25.2 billion represents 47% of MBIA Corp.’s CDO exposure and 21% of MBIA Corp.’s total gross par insured. The Company’s insured investment grade corporate CDOs have experienced Insured Tranche Subordination erosion due to the default of underlying referenced corporate obligors, as well as certain structured finance securities, but we currently do not expect losses on MBIA Corp.’s insured tranches. As of June 30, 2012, the collateral amount in the portfolio exceeds the gross par outstanding as a result of credit enhancement (such as over-collateralization and Insured Tranche Subordination).

Our gross par of insured investment grade corporate CDOs includes $12.6 billion that was typically structured to include buckets (typically 30% to 35% of the overall CDO) of references to specific tranches of other investment grade corporate CDOs (monotranches). In such transactions, MBIA Corp.’s insured investment grade corporate CDOs include, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The referenced monotranches in such CDOs were typically rated double-A and sized to approximately 3% of the overall reference risk pool. The inner referenced monotranches are not typically subject to acceleration and do not give control rights to a senior investor. The inner referenced monotranches have experienced Insured Tranche Subordination erosion due to the default of their referenced corporate assets.

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured investment grade corporate CDOs and structured corporate credit pool transactions:

$ in millions			As of June 30, 2012
Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Other Collateral	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)
2005	4	$6,267	89%	11%	100%	11.0-24.4%	15.0-27.5%	$(350)
2006	4	6,713	94%	6%	100%	11.4-21.2%	16.0-25.0%	(395)
2007	10	12,235	98%	2%	100%	11.2-27.9%	15.0-30.0%	(307)

Subtotal	18	25,215						(1,052)
		15	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (3 CDOs)					-

Grand Total		$25,230						$(1,052)

High Yield Corporate CDOs

Our high yield corporate CDO portfolio, totaling $5.8 billion of gross par exposure, largely comprises middle-market/special- opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). Our gross par exposure to high yield corporate CDOs represents 11% of MBIA Corp.’s CDO exposure and 5% of MBIA Corp.’s total gross par insured as of June 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

There have been some declines in Insured Tranche Subordination levels as a result of defaults in underlying collateral, as well as sales of underlying collateral at discounted prices. Insured Tranche Subordination for CDOs insured in earlier years have experienced, on average, more deterioration than those insured in later years. Insured Tranche Subordination within CDOs may decline over time as a result of collateral deterioration. The risk of lower Insured Tranche Subordination levels is typically offset by the amortization of outstanding insured debt and a decrease in the time to maturity. There are no significant losses on MBIA Corp.’s insured high yield corporate CDO tranches at this time. However, there can be no assurance that the Company will not incur significant losses as a result of deterioration in Insured Tranche Subordination.

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured high yield corporate CDO transactions:

$ in millions			As of June 30, 2012
Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability) (1)
2003	1	$161	100%	15.0%	24.2%	$-
2004	1	3,000	100%	42.5%	33.3%	-
2005	1	895	100%	27.0%	21.8%	-
2006	2	771	100%	35.1-87.6%	33.3-49.0%	-
2007	2	869	100%	28.7-29.4%	32.0-32.3%	-

Subtotal	7	5,696				-
		69	High Yield Corporate CDO insured in the Secondary Market prior to 2003 (4 CDOs)			-

Grand Total		$5,765				$-

(1) - Net derivative amounts are immaterial due to the positive performance of the credit derivative transactions.

Commercial Real Estate Pools and CRE CDOs

As of June 30, 2012, we had $18.2 billion of gross par exposure to the CRE sector through insured structured transactions primarily comprising CRE collateral. Our CRE portfolio can be largely sub-divided into two distinct categories: structured CMBS pools and CRE CDOs. In addition, MBIA Corp. insures approximately $2.9 billion in CRE loan pools, primarily comprising European assets, some of which are subject to commutation agreements. These CRE loans are not included in the following “Structured CMBS Pools” and “CRE CDOs” sections.

During the six months ended June 30, 2012, the Company agreed to early settlements which totaled $4.9 billion related to CRE exposure in all three categories of the CRE sector.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of credit impairments on our CRE pools and CDO exposure, including the methodology used to calculate these impairments.

Structured CMBS Pools

As of June 30, 2012, our gross par exposure to structured CMBS pools totaled $15.7 billion and represented approximately 13.4% of MBIA Corp.’s total gross par insured. Since the end of 2007 through June 30, 2012, our structured CMBS pools gross par exposure has decreased by approximately $25.0 billion, primarily from negotiated commutations and early settlements. Our structured CMBS pool insured transactions are pools of CMBS bonds, Real Estate Investment Trust (“REIT”) debt and other CRE CDOs structured with first loss deductibles such that MBIA Corp.’s obligation attached at a minimum of a triple-A level when the policies were issued. The deductible sizing was a function of the underlying collateral ratings and certain structural attributes. MBIA Corp.’s guarantees for most structured CMBS pool transactions cover losses on collateral assets once the deductibles have been eroded. These deductibles provide credit enhancement and subordination to MBIA’s insured position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The collateral in the pools are generally CMBS bonds or CDSs referencing CMBS bonds (collectively, “CMBS bonds”). MBIA Corp.’s guarantee generally is in the form of a CDS referencing the static pooled transactions. MBIA Corp. would have a payment obligation if the volume of CMBS bond defaults exceeds the deductible level in the transaction. Each pool comprising CMBS bonds is ultimately backed by the commercial mortgage loans securitized within each CMBS trust. The same CMBS bonds may be referenced in multiple pools. The Company’s structured CMBS pools are static, meaning that the collateral pool of securitizations cannot be and has not been changed since the origination of the policy. Most transactions comprise similarly rated underlying tranches. The deductible for each transaction varies according to the ratings of the underlying collateral. For example, a transaction comprising originally BBB rated underlying CMBS bonds would typically include a 30-35% deductible to MBIA Corp.’s position whereas a transaction comprising all originally AAA rated underlying CMBS bonds would typically require a 5-10% deductible

The following table presents the collateral as a percentage of the pool balances, as well as the current deductible, as of June 30, 2012 for all MBIA Corp.-insured structured CMBS pool transactions:

$ in millions			As of June 30, 2012
Year Insured	# of Pools	Gross Par Outstanding	CMBS	REIT Debt	Other	Total	Current Deductible	Original Deductible	Net Derivative / Asset (Liability)
2003	1	$99	69%	25%	6%	100%	39.4%	26.0%	$-
2006	5	1,717	96%	0%	4%	100%	10.1-45.2%	10.0-54.2%	(97)
2007	15	13,852	98%	0%	2%	100%	5.0-84.8%	5.0-82.3%	(1,282)

Subtotal	21	15,668							(1,379)
		48	Structured CMBS Pools insured in the Secondary Market prior to 2005 (3 pools)						-

Grand Total		$15,716							$(1,379)

While on an aggregate basis the deductible levels in the above table show little erosion, certain policies reflected in the table have experienced significant deductible erosion. This significant deductible erosion was largely due to liquidations of underlying loan collateral in those transactions over the past two years. Several insured transactions reflected in the table, which together have an aggregate gross par outstanding of $2.0 billion, include concentrations of repackaged CRE-related collateral (e.g., a CRE CDO or other re-securitization of CMBS) that, in many cases, had low original ratings. Given the low ratings of the repackaged CMBS collateral, many of the underlying repackaged securities are expected to have substantial or complete losses, which will cause erosion of the deductibles in those insured transactions, and are modeled as such by MBIA for purpose of assessing credit impairments.

In addition, we have experienced ratings erosion in the total CMBS collateral underlying our insured static pools. Whereas approximately 35.8% of the total CMBS collateral underlying the pools outstanding as of June 30, 2012 was originally rated BBB and below and approximately 47.4% was originally rated AAA, 59.2% of the total CMBS collateral underlying these pools as of June 30, 2012 was rated below investment grade. The higher risk of the collateral that was originally rated BBB and below was intended to be offset by the diversification in the collateral pool and the level of the deductible, whereas pools backed by all AAA collateral benefited from diversification and required smaller deductibles. In all cases, regardless of the underlying collateral rating, MBIA Corp.’s insured position was rated AAA at origination of the transaction by at least Moody’s, S&P or Fitch.

Currently, we insure eight static CMBS pools, having $6.0 billion of gross par outstanding as of June 30, 2012, that were originally insured in 2006 and 2007, and in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower. The remainder of the collateral in these eight pools consisted of higher rated CMBS bonds, REIT debt and other securities. The BBB and below rated CMBS bonds underlying these eight pools had original credit enhancement levels that ranged from 0.0% to 9.0% with an original weighted average credit enhancement level of 3.1%, compared with credit enhancement levels that range from 0.0% to 87.3% with a weighted average credit enhancement level of 2.1% as of June 30, 2012. MBIA Corp.’s original policy level deductibles for these eight insured pools ranged from 23.0% to 82.3% with an original weighted average deductible by gross par outstanding of 38.0%, compared with deductibles that range from 14.4% to 84.8% with a weighted average deductible by gross par outstanding of 30.6% as of June 30, 2012. As of June 30, 2012, most of MBIA Corp.’s estimated credit impairments for our static CMBS pools relate to a subset of these eight pools.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the vintage and original rating composition of the CMBS collateral in our static CMBS pools:

	CMBS Collateral Vintage
Original Rating	2004 and Prior	2005	2006	2007	Total
AAA	7.8%	4.2%	22.2%	13.1%	47.3%
AA	0.0%	0.0%	0.9%	3.1%	4.0%
A	0.0%	2.3%	8.9%	1.6%	12.8%
BBB	1.9%	4.7%	17.9%	5.1%	29.6%
Below investment grade or not rated	2.6%	1.6%	0.9%	1.2%	6.3%

Total	12.3%	12.8%	50.8%	24.1%	100.0%

As of June 30, 2012, our structured CMBS pool portfolio comprised approximately 39,800 loans. The current weighted average debt service coverage ratio (“DSCR”) of underlying mortgage loans in the CMBS pools was 1.46 based on net operating income derived from the most recent property level financial statements. As of June 30, 2012, some properties still show signs of significant financial distress as evidenced by the fact that 16.6% of the properties have reported a DSCR less than 1.0. The majority of the loans are long-term and fixed-rate in nature. Approximately 25% of the loans will mature within the next three years. The weighted average DSCR of those loans was 1.63 based on the latest available financial statements. Approximately seven percent of the loans mature in the next twelve months and these loans have a weighted average DSCR of 1.67. The large shifts in the Company’s structured CMBS pool portfolio due to early settlements reached over the past several months render comparison to previous periods less meaningful.

Delinquencies have increased markedly in the CRE market over the last three years given the economic climate and the shortage of financing. As of June 30, 2012, 30-day and over delinquencies increased in the fixed-rate conduit CMBS market to 8.9% and increased in MBIA Corp.’s insured static pooled CMBS portfolio to 11.3%. The higher delinquency rate in MBIA Corp.’s portfolio was primarily due to a concentration in the 2006 and early 2007 vintages. Additionally, the market includes newer vintage transactions from 2010 to 2012, which have virtually no delinquencies. Although we have also seen stabilization in the pace of increases in the delinquency rate over the past several months, some of the deceleration is attributable to the loan modifications and extensions granted by the special servicers for these CMBS loans as well as increased liquidations. The special servicers are responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process with the objective of maximizing proceeds for all bondholders by avoiding or minimizing loan level losses.

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

CRE CDOs

As of June 30, 2012, our gross par exposure to CRE CDOs totaled $2.5 billion and represented approximately 2.1% of MBIA Corp.’s total gross par insured. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt, and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. Most of these transactions benefit from typical CDO structural features such as cash diversion triggers, collateral quality tests, and manager replacement provisions. Typically, MBIA Corp. guarantees timely interest and ultimate principal of these CDOs. As with our other insured CDOs, these transactions were generally structured with credit protection originally rated triple-A, or a multiple of triple-A, below our guarantee. As of June 30, 2012, our CRE CDO insured portfolio did not contain any CDOs of ABS exposures. Some of the CRE CDO transactions do contain some RMBS collateral, but overall this comprises 3% of the collateral in the CRE CDO portfolio.

Within our CRE CDO portfolio, we had one transaction with 2005, 2006, and 2007 vintage collateral totaling $350 million of gross par outstanding as of June 30, 2012 in which substantially all of the collateral originally comprised BBB or BBB- rated tranches of CMBS. Although the transaction originally allowed for some manager flexibility, no underlying securities were ever traded, nor will they be going forward.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the collateral as a percentage of the performing pool balances as of June 30, 2012 for all MBIA Corp.-insured CRE CDO transactions:

$ in millions			As of June 30, 2012
Year Insured	# of CRE CDOs	Gross Par Outstanding	CMBS	Whole Loans	REIT Debt	Other	Total	Current Enhancement	Original Enhancement	Net Derivative / Asset (Liability)
2004	2	$39	59%	0%	23%	18%	100%	19.0-38.3%	22.0-22.4%	$-
2005	1	69	87%	0%	2%	11%	100%	37.0%	22.7%	(1)
2006	7	592	28%	62%	2%	8%	100%	0.0-67.8%	24.0-50.0%	-
2007	7	1,753	68%	19%	2%	11%	100%	15.5-38.6%	20.0-50.0%	(107)

Total	17	$2,453								$(108)

U.S. Public Finance and Structured Finance and International Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of June 30, 2012 for our U.S. public finance and structured finance and international insurance operations:

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable (1)

Assured Guaranty Corp.	AA- (Stable Outlook)	Aa3 (Ratings Under Review)	$2,845	$-	$14
Assured Guaranty Re Ltd.	AA- (Stable Outlook)	A1 (Ratings Under Review)	530	5	-
Overseas Private Investment Corporation	AA+ (Negative Outlook)	Aaa (Negative Outlook)	330	-	-
Export Development Canada	AAA (Stable Outlook)	Aaa (Stable Outlook)	69	1	-
Others	A+ or above	A2 or above	74	1	-

Total			$3,848	$7	$14

(1) - Total reinsurance recoverable of $14 million comprised of recoverables on unpaid losses.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of June 30, 2012, the total amount available under these letters of credit and trust accounts was $7 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of June 30, 2012, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $3.8 billion compared with $4.3 billion as of December 31, 2011. Of the $3.8 billion of ceded par outstanding as of June 30, 2012, $2.3 billion was ceded from our U.S. public finance insurance segment and $1.5 billion was ceded from our structured finance and international insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. As of June 30, 2012, the total amount for which National would be liable in the event that the reinsurers of MBIA Corp. were unable to meet their obligations is $2.3 billion. For Financial Guaranty Insurance Company (“FGIC”) policies assigned to National from MBIA Insurance Corporation, National maintains the right to receive third-party reinsurance totaling $8.7 billion.

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

The following table summarizes the results and assets under management of our advisory services segment for the three and six months ended months ended June 30, 2012 and 2011. These results include revenues and expenses from transactions with the Company’s insurance, corporate, and wind-down operations.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2012	2011		2012	2011
Fees	$16	$17	-6%	$29	$32	-9%
Operating expenses	16	20	-20%	33	36	-8%

Pre-tax income (loss)	$-	$(3)	-100%	$(4)	$(4)	-

Ending assets under management:
Third-party	18,628	25,340	-26%	18,628	25,340	-26%
Insurance and corporate	7,450	8,836	-16%	7,450	8,836	-16%
Asset/liability products and conduits	6,311	5,184	22%	6,311	5,184	22%

Total ending assets under management	$32,389	$39,360	-18%	$32,389	$39,360	-18%

For the three and six months ended June 30, 2012, the decrease in fees compared with the same periods of 2011 were primarily driven by declines in asset balances managed for third parties. This decrease was partially offset by a $4 million performance fee received from our corporate segment for advisory-related services. In addition, operating expenses for the three and six months ended June 30, 2012 decreased when compared with the same periods of 2011, principally due to lower compensation costs.

Average third-party assets under management for the six months ended June 30, 2012 and 2011 were $20.5 billion and $25.8 billion, respectively. As of June 30, 2012, third-party ending assets under management were $18.6 billion, a decrease of $3.7 billion from December 31, 2011 and a decrease of $6.7 billion from June 30, 2011. The decreases in third-party assets under management were principally due to declines in our pool products and CDO management.

Corporate

General corporate activities are conducted through our corporate segment. Our corporate operations primarily consist of holding company activities, including our service company, Optinuity Alliance Resources Corporation (“Optinuity”). Revenues and expenses for Optinuity are included in the results of our corporate segment. Optinuity provides support services such as management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, among others, to our corporate segment and other operating businesses on a fee-for-service basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the three and six months ended June 30, 2012 and 2011. These results include revenues and expenses that arise from general corporate activities and from providing support to our other segments.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2012	2011		2012	2011
Net investment income	$6	$(1)	n/m	$7	$-	n/m
Fees	56	23	143%	79	45	76%
Net gains (losses) on financial instruments at fair value and foreign exchange	3	16	-81%	8	39	-79%
Other net realized gains (losses)	5	-	n/m	5	-	n/m

Total revenues	70	38	84%	99	84	18%

Operating	28	25	12%	52	50	4%
Interest	14	14	-	29	30	-3%

Total expenses	42	39	8%	81	80	1%

Pre-tax income (loss)	$28	$(1)	n/m	$18	$4	n/m

n/m - Percent change not meaningful.

NET INVESTMENT INCOME The increase in net investment income for the three and six months ended June 30, 2012 compared with the same periods of 2011 were principally due to higher average asset balances and an increase in average yields on invested assets.

FEES Fees are generated from support services provided to business units within the Company on a fee-for-service basis. Fees for the three and six months ended June 30, 2012 increased compared with the same periods of 2011 primarily due to a $35 million fee paid by our conduit segment for administrative and other services. Such fees may vary significantly from period to period.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains (losses) on financial instruments at fair value and foreign exchange for the periods presented are primarily related to changes in the fair value of outstanding warrants issued on MBIA Inc. common stock. These changes were attributable to fluctuations in MBIA Inc.’s stock price and volatility, which are used in the valuation of the warrants. In addition to the fluctuations in the value of the outstanding warrants issued on MBIA Inc. common stock, the six months ended June 30, 2012 was impacted by losses on the sale of investments.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for the three and six months ended June 30, 2012 relate to insurance recoveries received from our directors’ and officers’ insurance policy. These insurance recoveries reimbursed the Company for a portion of the expenses incurred by the Company related to private securities litigation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Asset/Liability Products

The following table presents the results of our asset/liability products segment for the three and six months ended June 30, 2012 and 2011. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2012	2011		2012	2011
Net investment income	$13	$23	-43%	$30	$47	-36%
Net gains (losses) on financial instruments at fair value and foreign exchange	(57)	(133)	-57%	(130)	(216)	-40%
Net investment losses related to other-than-temporary impairments	(1)	(18)	-94%	(56)	(29)	93%
Net gains (losses) on extinguishment of debt	-	-	-	-	24	-100%
Other net realized gains (losses)	1	-	n/m	-	4	-100%
Revenues of consolidated VIEs:
Net investment income	-	(3)	-100%	-	(7)	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	-	2	-100%	-	12	-100%

Total revenues	(44)	(129)	-66%	(156)	(165)	-5%

Operating	5	3	67%	9	6	50%
Interest expense	27	34	-21%	56	67	-16%

Total expenses	32	37	-14%	65	73	-11%

Pre-tax income (loss)	$(76)	$(166)	-54%	$(221)	$(238)	-7%

n/m - Percent change not meaningful.

NET INVESTMENT INCOME The decreases in net investment income for the three and six months ended June 30, 2012 when compared with the same periods of 2011 were primarily due to lower average asset balances.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable changes in net gains (losses) on financial instruments at fair value and foreign exchange for the three and six months ended June 30, 2012, when compared with the same periods of 2011 were primarily due to gains from foreign exchange and net gains from fair valuing financial instruments primarily due to a widening of MBIA’s credit spreads, partially offset by realized losses from sales of investments.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS The Company has an ongoing review process for all securities in assessing whether a decline in value is related to a credit loss. The Company utilizes cash flow modeling for purposes of assessing other-than-temporary impairments. Net investment losses related to other-than-temporary impairments occur when we impair certain securities to their fair value, as we intended to sell these securities before a recovery of their value to amortized cost. Refer to the “Liquidity” section included herein for additional information about impaired investments.

NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT For the six months ended June 30, 2011, net gains (losses) on extinguishment of debt included gains from the repurchases of medium-term notes (“MTNs”) issued by the Company.

INTEREST EXPENSE The decreases in interest expense for the three and six months ended June 30, 2012 when compared with the same periods of 2011 were primarily due to the continued maturity and repurchases of liabilities by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

BOOK VALUE As of June 30, 2012, our asset/liability products segment had a deficit of total assets to total liabilities of $412 million compared with a deficit of $725 million as of December 31, 2011. Assets primarily comprising cash and investments at market value and tax receivables totaled $2.4 billion and $3.8 billion as of June 30, 2012 and December 31, 2011, respectively. Investments comprised securities with an average credit quality rating of Aa3. Liabilities primarily comprising principal and accrued interest outstanding on investment agreements and MTN obligations, securities sold under agreements to repurchase, a loan from an affiliate and derivative liabilities totaled $2.8 billion and $4.5 billion as of June 30, 2012 and December 31, 2011, respectively. The decrease in total liabilities primarily resulted from scheduled amortizations of debt.

In addition to our asset/liability products segment’s GAAP book value deficit, we also analyze the segment’s adjusted book value deficit (“ALM Adjusted BV Deficit”), a non-GAAP measure. We consider ALM Adjusted BV Deficit a measure of the amount by which liabilities expected to be cash settled exceed assets expected to be cash settled as of the balance sheet date on an amortized cost basis. This deficit represents a potential cash short-fall upon the extinguishment of the selected liabilities as of the balance sheet date without regard to the timing of cash flows. As such, it does not reflect future operating income or losses, particularly those that may be generated from selling assets above or below their amortized costs and from repurchasing debt at discounts. The ALM Adjusted BV Deficit is based on assets and liabilities included in our asset/liability products segment’s GAAP balance sheet, but does not include all balances required by GAAP. The Company believes this measure is useful in analyzing liquidity risk, in conjunction with other measures, within our asset/liability products segment.

As of June 30, 2012, ALM Adjusted BV Deficit was $802 million compared with $591 million as of December 31, 2011. The increase in ALM Adjusted BV Deficit was driven primarily by losses from sales of investments and other-than-temporary impairments of assets and a negative spread of investment income to interest expense. We expect ALM Adjusted BV Deficit to continue to increase as a result of on-going expected operating losses. Our ability to resolve this deficit will depend on our ability to successfully implement our strategies. There can be no assurance that we will be successful in implementing our strategies or that such strategies will provide adequate liquidity to meet all payment obligations. Refer to the “Liquidity” section included herein for a discussion about the liquidity position of MBIA Inc. as it relates to the asset/liability products segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table provides a reconciliation of our asset/liability products segment’s GAAP book value deficit to ALM Adjusted BV Deficit:

In millions	As of June 30, 2012	As of December 31, 2011
Asset/liability products segment’s GAAP book value	$(412)	$(725)
Additions to GAAP book value:
Intersegment payable	-	223	(1)
Subtractions from GAAP book value:
Net unrealized (gains) losses on financial instruments	324	588
Deferred income tax benefit	(714)	(677)

Total adjustments	(390)	134

ALM Adjusted BV Deficit	$(802)	$(591)

(1) -  Represents amounts owed by the asset/liability products activities of MBIA Inc. to the corporate activities of MBIA Inc., which the Company deems as contributed capital to the asset/liability products activities for purposes of calculating the ALM Adjusted BV Deficit since the payable and corresponding receivable are to and from the same legal entity.

Conduits

The following table presents the results of our conduit segment for the three and six months ended June 30, 2012 and 2011. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2012	2011		2012	2011
Revenues of consolidated VIEs:
Net investment income	$2	$3	-33%	$5	$8	-38%
Net gains (losses) on extinguishment of debt	33	-	n/m	33	-	n/m

Total revenues	35	3	n/m	38	8	n/m

Expenses of consolidated VIEs:
Operating	35	1	n/m	35	2	n/m
Interest	3	3	-	8	8	-

Total expenses	38	4	n/m	43	10	n/m

Pre-tax income (loss)	$(3)	$(1)	n/m	$(5)	$(2)	n/m

n/m -  Percent change not meaningful.

Our conduit segment is principally operated through Meridian. Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits.

For the three and six months ended June 30, 2012, total revenues increased compared with the same periods of 2011 as a result of net gains on the extinguishment of debt within Meridian, and total expenses increased compared with the same periods of 2011 as a result of a fee paid to our corporate segment for administrative and other services.

As of June 30, 2012 and December 31, 2011, our conduit segment’s investments (including cash) totaled $766 million and $1.5 billion, respectively, and our conduit segment’s debt obligations totaled $757 million and $1.5 billion, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2012 and 2011 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Pre-tax income (loss)	$795	$(147)	$816	$(1,910)
Provision (benefit) for income taxes	$214	$(284)	$225	$(772)
Effective tax rate	26.9%	193.2%	27.6%	40.4%

For the six months ended June 30, 2012, the Company’s effective tax rate applied to its pre-tax income was lower than the U.S. statutory tax rate of 35% primarily due to a decrease in the Company’s valuation allowance.

For the six months ended June 30, 2011, the Company’s effective tax rate applied to its pre-tax loss was higher than the U.S. statutory tax rate of 35% resulting from the benefit of the reversal of a portion of our valuation allowance, tax-exempt interest income from investments, and income earned in non-U.S. jurisdictions.

Refer to “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the Company’s valuation allowance against deferred tax assets and its accounting for tax uncertainties.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Insurance Corporation. Total capital resources were $4.3 billion and $3.5 billion as of June 30, 2012 and December 31, 2011, respectively. MBIA Inc. utilizes its capital resources to support the business activities of its subsidiaries. As of June 30, 2012, MBIA Inc.’s investments in subsidiaries totaled $4.0 billion.

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

National

Capital and Surplus

National reported total statutory capital of $3.0 billion as of June 30, 2012 compared with $2.8 billion as of December 31, 2011. As of June 30, 2012, statutory capital comprised $1.3 billion of contingency reserves and $1.7 billion of policyholders’ surplus. The increase in National’s statutory capital is primarily due to statutory net income of $143 million for the six months ended June 30, 2012. Consistent with our plan to transform our insurance business, the Company received approval from the NYSDFS to reset National’s unassigned surplus to zero, which was effective January 1, 2010. As of June 30, 2012, National’s unassigned surplus was $1.1 billion. In October 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the approval of the surplus reset. Refer to “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a discussion of this action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Insurance Corporation—Capital and Surplus” section for additional information about contingency reserves under the New York Insurance Law (“NYIL”). National’s policyholders’ surplus was $1.7 billion as of June 30, 2012. National’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, incurred losses would reduce policyholders’ surplus.

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

National is subject to NYIL with respect to the payment of dividends as described above. National had a positive earned surplus as of June 30, 2012, which provides National with dividend capacity. National did not declare or pay any dividends during the first six months of 2012. In connection with the court proceeding challenging the approval of the National surplus reset described above, we agreed that National will not pay dividends during the current adjournment of the proceeding (i.e., through August 20, 2012). In addition, in connection with the approval of a release of excessive contingency reserves as of December 31, 2011 in MBIA Insurance Corporation, the Company has agreed that National will not pay dividends without the prior approval of the NYSDFS prior to July 19, 2013.

National’s statutory policyholders’ surplus was lower than its GAAP shareholder’s equity by $2.0 billion as of June 30, 2012. U.S. STAT differs from GAAP in certain respects. Refer to “Note 12: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of National within exhibit 99.2 of MBIA Inc.’s annual report on Form 10-K for the year ended December 31, 2011 for an explanation of the differences between U.S. STAT and GAAP.

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

National’s CPR and components thereto, as of June 30, 2012 and December 31, 2011 are presented in the following table:

In millions	As of June 30, 2012	As of December 31, 2011
Policyholders’ surplus	$1,643	$1,424
Contingency reserves	1,329	1,385

Statutory capital	2,972	2,809
Unearned premium reserve	2,284	2,485
Present value of installment premiums(1)	230	239

Premium resources(2)	2,514	2,724
Net loss and LAE reserves(1)	(14)	(3)
Salvage reserves	183	161

Gross loss and LAE reserve	169	158

Total claims-paying resources	$5,655	$5,691

(1) - Calculated using a discount rate of 4.77% as of June 30, 2012 and December 31, 2011.

(2) - Includes financial guarantee and insured credit derivative related premiums.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National’s total CPR as of June 30, 2012 of $5.7 billion remained flat compared with December 31, 2011, as net income and an increase in salvage reserves were offset by decreases in unearned premiums.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $1.7 billion as of June 30, 2012 compared with $2.3 billion as of December 31, 2011. As of June 30, 2012, statutory capital comprised $464 million of contingency reserves and $1.2 billion of policyholders’ surplus. For the six months ended June 30, 2012, MBIA Insurance Corporation had a statutory net loss of $660 million, primarily due to losses and LAE incurred and interest expense recorded on its surplus notes as well as the National Secured Loan partially offset by net premiums earned. MBIA Insurance Corporation’s policyholders’ surplus as of June 30, 2012 includes a negative unassigned surplus of $786 million.

As of June 30, 2012, MBIA Insurance Corporation recognized estimated recoveries of $2.1 billion, net of reinsurance and income taxes at a rate of 35%, on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions. These expected insurance recoveries represented 125% of MBIA Insurance Corporation’s statutory capital (defined as policyholders’ surplus plus contingency reserves) as of June 30, 2012. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Executive Overview—Economic and Financial Market Trends and MBIA’s Business Outlook” included herein for factors that may influence MBIA Corp.’s ability to realize these recoveries.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. MBIA Insurance Corporation’s policyholders’ surplus was $1.2 billion as of June 30, 2012. MBIA Insurance Corporation’s policyholders’ surplus is expected to grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. In addition, MBIA Insurance Corporation’s policyholders’ surplus could be enhanced by the settlement, commutation or repurchase of insured transactions at prices less than its statutory loss reserves for such transactions. Conversely, incurred losses or an inability to collect on our ineligible mortgage loan put-back claims would reduce policyholders’ surplus.

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves, and 50% of its loss reserves and unearned premium reserves, in certain qualifying assets. Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. Pursuant to approval granted by the NYSDFS in accordance with NYIL, as of March 31, 2012, MBIA Insurance Corporation released to surplus an aggregate of $196 million of excessive contingency reserves. Absent this release, MBIA Insurance Corporation would have had a short-fall of $196 million of qualifying assets used to meet its requirement as of March 31, 2012 as a result of its use of cash to pay claims and to effect commutations, and as a result of the failure of certain mortgage originators to honor contractual obligations to repurchase ineligible mortgage loans from securitizations MBIA Corp. had insured. Including the above release, pursuant to approvals granted by the NYSDFS in accordance with NYIL, MBIA Insurance Corporation released to surplus an aggregate of $1.1 billion of excessive contingency reserves during 2011 and 2012.

In connection with MBIA Corp. obtaining approval from the NYSDFS to release excessive contingency reserves as discussed above, MBIA Corp. agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Corp. has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends in the near term. In addition, as noted above, in connection with the approval of the December 31, 2011 contingency reserve release, National agreed that it would not pay any dividends without prior approval from the NYSDFS until July 19, 2013.

MBIA Insurance Corporation’s statutory policyholders’ surplus is higher than its GAAP shareholders’ equity by $1.1 billion as of June 30, 2012. U.S. STAT differs from GAAP in certain respects. Refer to “Note 15: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of MBIA Corp. within exhibit 99.3 of MBIA Inc.’s annual report on Form 10-K for the year ended December 31, 2011 for an explanation of the differences between U.S. STAT and GAAP.

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

MBIA Insurance Corporation’s CPR and components thereto, as of June 30, 2012 and December 31, 2011 are presented in the following table:

In millions	As of June 30, 2012	As of December 31, 2011
Policyholders’ surplus	$1,239	$1,597
Contingency reserves	464	706

Statutory capital	1,703	2,303
Unearned premium reserve	594	607
Present value of installment premiums (1)	1,085	1,226

Premium resources (2)	1,679	1,833
Net loss and LAE reserves (1)	(2,474)	(2,266)
Salvage reserves (3)	4,320	4,249

Gross loss and LAE reserve	1,846	1,983

Total claims-paying resources	$5,228	$6,119

(1) -	Calculated using a discount rate of 5.59% as of June 30, 2012 and December 31, 2011.
(2) -	Includes financial guarantee and insured credit derivative related premiums.
(3) -	This amount primarily consists of expected recoveries related to the Company’s put-back claims.

MBIA Insurance Corporation’s total CPR as of June 30, 2012 was $5.2 billion compared with $6.1 billion as of December 31, 2011. The decrease in CPR is primarily due to loss payments associated with insured RMBS securitizations.

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

The majority of our liquidity management efforts focus on:

•

The liquidity resources of MBIA Inc., which are subject to: uncertainty in the timing and amount of cash inflows from dividends paid by National and MBIA Corp.; the necessity of having to support the liquidity needs of the asset/liability products business; and potential cross-defaults of holding company debt with other obligations in the consolidated group. The asset/liability products business of MBIA Inc. is subject to ongoing negative cash flow and has a deficit of invested assets to liabilities. In addition, the liquidity resources of MBIA Inc. are subject to collateralization requirements in connection with the liabilities it has issued to third parties and affiliates and in connection with third-party derivative contracts;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

•

The liquidity resources of MBIA Corp. which are subject to: payments on insured exposures that in some cases may be large bullet payments; an increased likelihood that MBIA Corp. will experience claims on its CMBS exposures, primarily in those exposures held by Bank of America/Merrill Lynch, due to the deterioration in such exposures; payments to counterparties in consideration for the commutation of insured transactions; and delays in the collection of contract claim recoveries related to ineligible mortgage loans in certain insured transactions. MBIA Corp. is currently subject to negative cash flow as a result of these payments and delays in collecting recoveries; and

•

The liquidity resources of National, for which we have not observed material liquidity risk to date, but which are exposed to unexpected loss payments on its insured transactions and potential negative cash flow, and liquidity support arrangements with its affiliates.

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

Key Intercompany Lending Agreements

National Secured Loan

National provided the National Secured Loan to MBIA Insurance Corporation in order to enable MBIA Insurance Corporation to fund settlements and commutations of its insurance policies. This loan was approved by the NYSDFS as well as by the boards of directors of MBIA Inc., MBIA Insurance Corporation and National. The National Secured Loan has a fixed annual interest rate of 7% and a maturity date of December 2016. As of June 30, 2012, the outstanding principal amount under this loan was $1.6 billion. MBIA Insurance Corporation has the option to defer payments of interest when due by capitalizing interest amounts to the loan balance, subject to the collateral value exceeding certain thresholds. MBIA Insurance Corporation has elected to defer the interest payments due under the loan. MBIA Insurance Corporation’s obligation to repay the loan is secured by a pledge of collateral having an estimated value in excess of the notional amount of the loan as of June 30, 2012, which collateral comprised the following future receivables of MBIA Corp.: (i) its right to receive put-back recoveries related to ineligible mortgage loans included in its insured second-lien RMBS transactions; (ii) future recoveries on defaulted insured second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions; and (iii) future installment premiums. During the six months ended June 30, 2012, MBIA Insurance Corporation borrowed an additional $443 million under the National Secured Loan with the approval of the NYSDFS at the same terms as the original loan to fund additional commutations of its insurance policies. MBIA Insurance Corporation may seek to borrow additional amounts under the loan in the future. Any such increase or other amendment to the terms of the loan would be subject to regulatory approval by the NYSDFS.

Asset Swap

National maintains the Asset Swap (simultaneous repurchase and reverse repurchase agreements) with MBIA Inc. for up to $2.0 billion based on the fair value of securities borrowed. The Asset Swap provides MBIA Inc. with eligible assets to pledge under investment agreement and derivative contracts in the asset/liability products business. As of June 30, 2012, the notional amount utilized under each of these agreements was $620 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $642 million and $659 million, respectively. The net average interest rate on these transactions was 0.39% and 0.44% for the six months ended June 30, 2012 and 2011, respectively. The NYSDFS approved the Asset Swap in connection with the re-domestication of National to New York. National has committed to the NYSDFS to use commercially reasonable efforts to reduce the amount of the Asset Swap over time.

MBIA Corp. Secured Loan

MBIA Corp., as lender, maintains a master repurchase agreement, the MBIA Corp. Secured Loan, with MBIA Inc. for the benefit of MBIA Inc.’s asset/liability products business, which totaled $2.0 billion at inception and was scheduled to mature in May 2012, as amended. The average interest rate on the MBIA Corp. Secured Loan was 2.51% for the six months ended June 30, 2012. As of June 30, 2012, the amount outstanding under the MBIA Corp. Secured Loan was repaid in full. In May 2012, the NYSDFS approved the maturity extension of the MBIA Corp. Secured Loan to May 2013 with a maximum outstanding amount of $450 million, subject to MBIA Corp. obtaining prior approval from the NYSDFS for any draws under the facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Conduit Repurchase Agreement

MBIA Inc. maintains a repurchase agreement with Meridian (“Conduit Repurchase Agreement”), under which a $1.0 billion notional amount may be utilized, subject to a pledge of collateral. The Conduit Repurchase Agreement had an average interest rate during the six months ended June 30, 2012 of 2.50%. As of June 30, 2012, the notional amount utilized by MBIA Inc. under this agreement and the fair value of the collateral pledged by MBIA Inc. were $53 million and $64 million, respectively.

MBIA Inc. Liquidity

MBIA Inc.’s liquidity resources support our corporate and asset/liability products segments. The activities of MBIA Inc. consist of holding and managing investments, servicing outstanding corporate debt instruments, investment agreements and MTNs issued by the asset/liability products and conduit segments, posting collateral under financing and hedging arrangements and investment agreements, making payments and collateral postings related to interest rate and foreign exchange swaps, and paying operating expenses. The primary sources of cash within MBIA Inc. used to meet its liquidity needs include available cash and liquid assets not subject to collateral posting requirements, scheduled principal and interest on assets held in its investment portfolio, dividends from subsidiaries, payments under tax sharing agreements with these subsidiaries (once the payments become unrestricted) and the ability to issue debt and equity. There can be no assurance as to the amount and timing of any such dividends or payments under the tax sharing agreements. MBIA Inc.’s corporate debt, investment agreements, MTNs, and derivatives may be accelerated by the holders of such instruments upon the occurrence of certain events, such as a breach of covenant or representation, a bankruptcy of MBIA Inc. or the filing of an insolvency proceeding with respect to MBIA Corp. MBIA Inc.’s obligations under its loans from GFL may be accelerated only upon the occurrence of a bankruptcy or liquidation of MBIA Inc. Refer to “Note 11: Business Segments” in the Notes to Consolidated Financial Statements for a description of the GFL loans. In the event of any acceleration of our obligations, including under our corporate debt, investment agreements, MTNs, or derivatives, we likely would not have sufficient liquid resources to pay amounts due with respect to our corporate debt and other obligations that are not already collateralized.

During the six months ended June 30, 2012, pursuant to the tax sharing agreement, National settled with MBIA Inc. its taxes related to the 2010 and 2011 tax years of $1 million and $11 million, respectively. In addition, National paid to MBIA Inc. estimated 2012 taxes of $44 million. Consistent with the tax sharing agreement, these amounts were placed in an escrow account until the expiration of National’s two-year net operating loss (“NOL”) carry-back period under U.S. tax rules. At the expiration of National’s carry-back period, any funds remaining after any reimbursement to National in respect of any NOL carry-backs would be available for general corporate purposes, including to satisfy any other obligations under the tax sharing agreement. As of June 30, 2012, $314 million remained in escrow for the 2010 through 2012 tax years.

MBIA Inc. is subject to material liquidity risks and uncertainty. To mitigate these risks, we seek to maintain cash and liquid investments in excess of our expected cash requirements over a multi-year period. We seek to maintain cash and liquidity resources that we believe will be sufficient to make all payments due on our obligations and to meet other financial requirements, such as posting collateral, at least through the next twelve months.

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

•

The ALM Adjusted BV Deficit was $802 million as of June 30, 2012, which increased from $591 million as of December 31, 2011. This deficit is a result of selling investments at losses, and may further increase as a result of selling investments and terminating interest rates swaps at losses in the future. In addition, this deficit is expected to increase as a result of on-going expected operating losses. This deficit will need to be reversed prior to the maturity of the liabilities in order to ensure that there are sufficient funds available to fully retire the liabilities. We expect that MBIA Inc. will be able to eliminate the deficit prior to the maturity of the related liabilities from distributions from its operating subsidiaries and by raising third-party capital, although there can be no assurance that MBIA Inc. will be able to eliminate the deficit through such means.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Because the majority of MBIA Inc.’s assets are pledged against the obligations described above, the widening of credit spreads would have an adverse impact on the market value of these assets and increase collateralization requirements for the portfolio. The following table presents the estimated pre-tax change in fair value of the asset/liability products business’ assets as of June 30, 2012 from instantaneous shifts in credit spread curves. This table assumes that all credit spreads move by the same amount; however, it is more likely that the actual changes in credit spreads will vary by investment sector and individual security. The table presents hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads.

	Change in Credit Spreads
	(Asset/Liability Products Business)

In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$174	$54	$(49)	$(173)

During the six months ended June 30, 2012, MBIA Inc. maintained three intercompany financing facilities to provide it with additional resources to meet its liquidity requirements within the asset/liability products business: the Asset Swap, the MBIA Corp. Secured Loan and the Conduit Repurchase Agreement. Refer to the preceding “Key Intercompany Lending Agreements” section for a description of these facilities.

We believe that asset sales undertaken during the first six months of 2012 have reduced volatility in MBIA Inc.’s portfolio in the event of stressed market conditions. However, stressed credit market conditions for the remainder of 2012 could cause MBIA Inc. to have insufficient resources to cover collateral and/or other liquidity requirements. Management has identified certain actions to mitigate this risk. These contingent actions include: (1) additional sales of invested assets exposed to credit spread stress risk, which may occur at losses and increase the deficit of invested assets to liabilities; (2) termination and settlement of interest rate swap agreements; and (3) other available advances from subsidiaries. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk. In the event that we cannot implement the contingent actions identified above to raise liquidity, or eliminate the deficit, we may have insufficient assets to make all payments on our obligations as they come due, which could result in a default by MBIA Inc. on its obligations and the potential for MBIA Corp., as guarantor of the investment agreements and GFL MTNs, to be called upon to satisfy obligations on those instruments as they come due.

As of June 30, 2012, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $336 million and comprised cash and liquid assets of $290 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $46 million not pledged directly as collateral for its asset/liability products activities. As of December 31, 2011, MBIA Inc. had $386 million of cash and liquid assets comprising $226 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $160 million not pledged directly as collateral for its asset/liability products activities. We believe this liquidity position provides MBIA Inc. with sufficient funds to cover expected obligations at least through the next twelve months.

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

We believe the current liquidity position of MBIA Corp. is adequate to make expected future claims payments. However, the liquidity position of MBIA Corp. has been stressed due to the failure of the sellers/servicers of RMBS transactions insured by MBIA Corp. to repurchase ineligible mortgage loans in certain insured transactions and payments to counterparties in consideration for the commutation of insured transactions, which have resulted in a substantial reduction of exposure and potential loss volatility. While MBIA Corp. has made and may in the future make payments to counterparties in consideration for the commutation of insured transactions, MBIA Corp.’s ability to commute insured transactions will depend on management’s assessment of available liquidity. In addition, due to the deterioration in MBIA Corp.’s CMBS exposures, primarily in those exposures held by Bank of America/Merrill Lynch, there is an increased likelihood that MBIA Corp. will experience claims on those exposures, which claims could be substantial. Depending on the amount of such claims and the amounts of claims on other policies issued by MBIA Corp., MBIA Corp. may not have sufficient liquid assets to pay such claims in the absence of a settlement with Bank of America/Merrill Lynch and the commutation of the CMBS exposures held by Bank of America/Merrill Lynch or in the absence of the collection of other substantial put-back recoverables.

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

Our structured finance and international insurance segment also requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes. Pursuant to Section 1307 of the NYIL and the Fiscal Agency Agreement governing MBIA Corp.’s surplus notes, any payment on the notes may be made only with the prior approval of the Superintendent of the NYSDFS “whenever, in his judgment, the financial condition of [MBIA Corp.] warrants” and payment may be made only out of MBIA Corp.’s “free and divisible surplus”. If these conditions are not met, MBIA Corp. would not be obligated to make any applicable interest payment and no default or event of default would occur under the Fiscal Agency Agreement or any of the Company’s other agreements. While the NYSDFS has approved the note interest payments in the past, its approval of the most recent note interest payment on July 16, 2012 was not received until after the date on which the Fiscal Agency Agreement requires MBIA Corp. to notify the registered holders of the notes and the Fiscal Agent of the failure to obtain such approval, as we disclosed on a Form 8-K filed on July 10, 2012. There can be no assurance that the NYSDFS will approve the next scheduled note interest payment on January 15, 2013 or any subsequent payments, or that it will approve any payment by the scheduled interest payment date or by the date on which the notice is required to be delivered to the registered holders and the Fiscal Agent, nor can there be any assurance that the NYSDFS will approve any optional redemption payment that MBIA Corp. may seek to make on or after January 15, 2013.

Since the fourth quarter of 2007 through June 30, 2012, MBIA Corp. has made $11.5 billion of cash payments, before reinsurance and collections and excluding LAE (including payments made to debt holders of consolidated VIEs), associated with second-lien RMBS securitizations and with commutations and claim payments relating to CDS contracts. These cash payments include loss payments of $836 million made on behalf of MBIA Corp.’s consolidated VIEs. Of the $11.5 billion, MBIA Corp. has paid $6.5 billion of gross claims (before reinsurance and collections and excluding LAE) on policies insuring second-lien RMBS securitizations, driven primarily by an extensive number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers.

MBIA Corp. is seeking to enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations and has recorded a total of $3.2 billion of related expected recoveries on our consolidated balance sheets as of June 30, 2012, including expected recoveries recorded in our consolidated VIEs. These put-back claims have been disputed by the loan sellers/servicers and are the subject of certain litigations discussed more fully in “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements. On May 14, 2012, ResCap and its wholly-owned subsidiary companies, RFC and GMAC each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Additionally, there is some risk that the sellers/servicers or other responsible parties might not be able to fully satisfy any judgment we secure in litigation and ResCap’s bankruptcy filing. Further, there can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Such risks are contemplated in the scenarios we utilize to calculate these recoveries, which are recognized on our consolidated balance sheets. We believe that we have adequate liquidity resources to provide for anticipated cash outflows; however, if we do not realize or are delayed in realizing these expected recoveries, we may not have adequate liquidity to fully execute the strategy to reduce future potential economic losses by commuting policies and purchasing instruments issued or guaranteed by us, or to repay any intercompany borrowings.

A portion of the commutation payments made since the fourth quarter of 2011 were financed through the National Secured Loan. MBIA Insurance Corporation’s ability to repay the loan and any accrued interest will be primarily predicated on MBIA Corp.’s ability to collect on its future receivables, including its ability to successfully enforce its rights to have the mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from insured securitizations.

MBIA Corp. also insures third-party holders of our asset/liability products segment’s obligations. If we were unable to meet payment or collateral requirements associated with these obligations, the holders thereof could make claims under the MBIA Corp. insurance policies. In 2008, to provide additional liquidity to the asset/liability products business, MBIA Corp. lent $2.0 billion to the segment on a secured basis under the MBIA Corp. Secured Loan. As of June 30, 2012, the outstanding balance of the MBIA Corp. Secured Loan was repaid in full. In May 2012, the NYSDFS approved the maturity extension of the MBIA Corp. Secured Loan to May 2013 with a maximum outstanding amount of $450 million, subject to MBIA Corp. obtaining prior approval from the NYSDFS for any draws under the facility.

As of June 30, 2012 and December 31, 2011, MBIA Corp. held cash and available-for-sale investments of $1.5 billion, of which $534 million comprised cash and highly liquid assets. We believe that MBIA Corp.’s liquidity resources, including expected cash inflows, will adequately provide for anticipated cash outflows. In the event of unexpected liquidity requirements, we may have insufficient resources to meet our obligations or insufficient qualifying assets to support our surplus and reserves, and may seek to increase our cash holdings position by selling or financing assets, or raising external capital, and there can be no assurance that we will be able to draw on these additional sources of liquidity.

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

National held cash and short-term investments of $421 million as of June 30, 2012, of which $352 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. As of December 31, 2011, National held cash and short-term investments of $771 million, of which $703 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. With the exception of its loan to MBIA Insurance Corporation, most of National’s investments, including those encumbered by the Asset Swap, are liquid and highly rated.

Consolidated Cash Flows

Operating Cash Flows

For the six months ended June 30, 2012, net cash used by operating activities totaled $790 million compared with $681 million for the same period of 2011. The Company’s net use of cash in both periods was largely related to payments for commutations of insured derivative contracts and loss payments on financial guarantee insurance policies insuring RMBS exposure. Cash from operating activities in both periods was also adversely impacted by interest paid on long term debt and operating expenses, partially offset by investment income received.

Investing Cash Flows

For the six months ended June 30, 2012, net cash provided by investing activities was $2.4 billion compared with $2.2 billion for the same period of 2011. Net cash provided by investing activities in both periods resulted from sales and redemptions of securities for purposes of funding commutations of insured derivative contracts, insurance-related loss payments and repayments of long-term debt.

Financing Cash Flows

For the six months ended June 30, 2012, net cash used by financing activities was $1.9 billion compared with $1.3 billion for the same period of 2011. Net cash used by financing activities in the first six months of 2012 principally related to payments for the retirement of long-term debt and principal payments on VIE notes. Net cash used by financing activities in the first six months of 2011 principally related to withdrawals of investment agreements and principal payments on VIE notes.

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

Our available-for-sale investments comprise high-quality fixed-income securities and short-term investments. As of June 30, 2012 and December 31, 2011 the fair values of our consolidated available-for-sale investments were $6.9 billion and $8.4 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of June 30, 2012 and December 31, 2011 were $269 million and $473 million, respectively.

In millions	As of June 30, 2012	As of December 31, 2011	Percent Change
Available-for-sale investments:
U.S. public finance insurance
Amortized cost	$3,334	$3,787	-12%
Unrealized net gain (loss)	153	108	42%

Fair value	3,487	3,895	-10%

Structured finance and international insurance
Amortized cost	1,391	1,361	2%
Unrealized net gain (loss)	29	(15)	n/m

Fair value	1,420	1,346	5%

Corporate
Amortized cost	582	448	30%
Unrealized net gain (loss)	(75)	(61)	23%

Fair value	507	387	31%

Advisory services
Amortized cost	12	17	-29%
Unrealized net gain (loss)	-	-	-

Fair value	12	17	-29%

Wind-down operations
Amortized cost	1,420	2,939	-52%
Unrealized net gain (loss)	11	(206)	-105%

Fair value	1,431	2,733	-48%

Total available-for-sale investments:
Amortized cost	6,739	8,552	-21%
Unrealized net gain (loss)	118	(174)	n/m%

Total available-for-sale investments at fair value	6,857	8,378	-18%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

In millions	As of June 30, 2012	As of December 31, 2011	Percent Change
Investments carried at fair value:
U.S. public finance insurance
Amortized cost	177	165	7%
Unrealized net gain (loss)	(1)	(1)	-

Fair value	176	164	7%

Structured finance and international insurance
Amortized cost	25	25	-
Unrealized net gain (loss)	-	-	-

Fair value	25	25	-

Corporate
Amortized cost	37	41	-10%
Unrealized net gain (loss)	(14)	(19)	-26%

Fair value	23	22	5%

Advisory services
Amortized cost	3	3	-
Unrealized net gain (loss)	-	-	-

Fair value	3	3	-

Wind-down operations
Amortized cost	9	102	-91%
Unrealized net gain (loss)	-	(12)	-100%

Fair value	9	90	-90%

Total investments carried at fair value:
Amortized cost	251	336	-25%
Unrealized net gain (loss)	(15)	(32)	-53%

Total Investments carried at fair value	236	304	-22%

Held-to-maturity investments:
Structured finance and international insurance operations—amortized cost	1	1	-

Total held-to-maturity investments at amortized cost	1	1	-

Other investments at amortized cost:
U.S. public finance insurance operations segment	9	9	-
Advisory services	1	1	-

Total other investments at amortized cost	10	10	-

Consolidated investments at carrying value	$7,104	$8,693	-18%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of June 30, 2012 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance		Structured Finance and International		Advisory Services		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Available-for-sale:
Aaa	$1,662	53%	$599	82%	$1	50%	$-	0%	$418	39%	$2,680	52%
Aa	992	32%	25	4%	-	0%	-	0%	185	17%	1,202	23%
A	270	9%	17	2%	1	50%	35	13%	174	16%	497	10%
Baa	141	5%	13	2%	-	0%	40	15%	231	22%	425	8%
Below investment grade	18	0%	46	6%	-	0%	167	63%	50	5%	281	5%
Not rated	32	1%	29	4%	-	0%	23	9%	8	1%	92	2%

Total	$3,115	100%	$729	100%	$2	100%	$265	100%	$1,066	100%	$5,177	100%
Short-term investments	367		691		10		242		320		1,630
Investments held-to-maturity	-		1		-		-		-		1
Investments held at fair value	175		25		3		24		9		236
Other investments	14		-		1		-		45		60

Consolidated investments at carrying value	$3,671		$1,446		$16		$531		$1,440		$7,104

As of June 30, 2012, the weighted average credit quality of the Company’s available-for-sale investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations
Weighted average credit quality ratings	Aa	Aa	Aa	Below investment grade	Aa

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of June 30, 2012, Insured Investments at fair value represented $798 million or 11% of consolidated investments, of which $421 million or 6% of consolidated investments were Company-Insured Investments.

As of June 30, 2012, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range, and 4% of the total investment portfolio would be rated below investment grade in the Insured Investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The distribution of the Company’s Insured Investments by financial guarantee insurer as of June 30, 2012 is presented in the following table:

	U.S. Public Finance		Structured Finance and International		Corporate		Wind-Down Operations		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$-	0%	$21	0%	$65	1%	$140	2%	$226	3%
National	117	2%	-	0%	22	0%	56	1%	195	3%
Assured Guaranty Municipal Corp.	71	1%	-	0%	-	0%	125	2%	196	3%
Ambac Financial Group, Inc.	26	0%	-	0%	76	1%	47	1%	149	2%
FGIC	3	0%	3	0%	15	0%	8	0%	29	0%
Other	3	0%	-	0%	-	0%	-	0%	3	0%

Total	$220	3%	$24	0%	$178	2%	$376	6%	$798	11%

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

The underlying ratings of the Company-Insured Investments as of June 30, 2012 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions
Underlying Ratings Scale	U.S. Public Finance Insurance	Structured Finance and International Insurance	Corporate	Wind-down Operations	Total
National:
Aaa	$-	$-	$-	$-	$-
Aa	44	-	-	16	60
A	48	-	-	14	62
Baa	25	-	22	26	73
Below investment grade	-	-	-	-	-

Total National	$117	$-	$22	$56	$195

MBIA Corp.:
Aaa	$-	$-	$-	$-	$-
Aa	-	-	-	-	-
A	-	-	-	13	13
Baa	-	-	-	112	112
Below investment grade	-	21	65	15	101

Total MBIA Corp.	$-	$21	$65	$140	$226

Total MBIA Insured Investments	$117	$21	$87	$196	$421

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of June 30, 2012, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range, the weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated as below investment grade in the Company-Insured Investments were 2% of the total consolidated investment portfolio.

Impaired Investments

As of June 30, 2012 and December 31, 2011, we held impaired investments (investments for which fair value was less than amortized cost) with a fair value of $1.6 billion and $2.4 billion, respectively.

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

Debt Obligations

Principal payments due under our debt obligations in the six months ending December 31, 2012 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. The repayment of principal on our surplus notes is reflected in 2013, the first call date. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of June 30, 2012, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of June 30, 2012
In millions	Six Months Ending December 31, 2012	2013	2014	2015	2016	Thereafter	Total
Structured finance and international insurance segment:
Variable interest entity notes	$239	$472	$415	$659	$588	$6,677	$9,050
Surplus notes	-	940	-	-	-	-	940
Corporate segment:
Long-term debt	-	-	-	-	-	898	898
Asset/liability products segment:
Investment agreements	51	183	141	172	58	651	1,256
Medium-term notes	13	40	60	252	124	1,879	2,368
Conduit segment:
Medium-term notes	-	-	167	-	336	250	753

Total	$303	$1,635	$783	$1,083	$1,106	$10,355	$15,265

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

MBIA minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed- income securities. In addition, the Company enters into various swap agreements that hedge the risk of loss due to interest rate and foreign currency volatility.

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2012 from instantaneous shifts in interest rates:

	Change in Interest Rates

In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$(172)	$(75)	$(12)	$(27)	$(68)	$(114)

Foreign Exchange Sensitivity

Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2012 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(58)	$(29)	$29	$58

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2012 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. MBIA Corp.’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally change in an opposite direction from the liability portfolio.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$113	$60	$(100)	$(281)

Credit Derivatives Sensitivity

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. All these transactions were insured by the Company’s structured finance and international insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of June 30, 2012, approximately 21% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s wind-down operations enter into single-name CDSs as part of its asset management activities. In the first six months of 2012, the value of the Company’s credit derivative contracts was principally affected by commutations, the movements of MBIA’s nonperformance risk on its derivative liabilities which resulted from a widening of its own credit spreads and a reduction in the Company’s recovery rate and favorable movements in spreads and pricing on collateral within transactions. As risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

In the first six months of 2012, the Company has observed a widening of its own credit spreads. As changes in fair value can be caused by factors unrelated to the performance of MBIA’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting will cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of June 30, 2012. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads

In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$1,514	$477	$126	$-	$(128)	$(521)	$(1,609)
Estimated net fair value	$(1,776)	$(2,813)	$(3,164)	$(3,290)	$(3,418)	$(3,811)	$(4,899)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Since the Company is now using collateral prices as an input into the Direct Price Model for certain multi-sector insured CDOs, a sensitivity analysis below shows the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivatives portfolio of a 10% and 20% change in collateral prices as of June 30, 2012.

	Change in Collateral Prices
	(Structured Finance and International Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$56	$28	$-	$(27)	$(55)
Estimated net fair value	$(3,234)	$(3,262)	$(3,290)	$(3,317)	$(3,345)

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivatives portfolio of a one and three notch rating change in the credit quality as of June 30, 2012. A notch represents a one step movement up or down in the credit rating.

	Change in Credit Ratings
	(Structured Finance and International Insurance)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$1,312	$238	$-	$(347)	$(715)
Estimated net fair value	$(1,978)	$(3,052)	$(3,290)	$(3,637)	$(4,005)

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of June 30, 2012.

	Change in Recovery Rates
	(Structured Finance and International Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$305	$154	$-	$(152)	$(294)
Estimated net fair value	$(2,985)	$(3,136)	$(3,290)	$(3,442)	$(3,584)

Accounting principles for fair value measurements require the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivative portfolio using upfront credit spreads of 0%, an increase of 50%, and a decrease of 50%. The actual upfront spread used in the valuation as of June 30, 2012 ranged from 15.25% to 37.38% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Upfront Credit Spread
	(Structured Finance and International Insurance)
In millions	Increase by 50 Percent	No Change	Decrease by 50 Percent	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$287	$-	$(967)	$(1,953)
Estimated net fair value	$(3,003)	$(3,290)	$(4,257)	$(5,243)

With the inclusion of the MBIA recovery rate in the calculation of nonperformance risk for the Company’s insured credit derivatives portfolio, the following sensitivity table presents the estimated pre-tax change in fair value of insured credit derivatives due to changes in that recovery rate. The values shown below reflect an approximate trading range of the MBIA recovery rate.

	MBIA’s Recovery Rate
	(Structured Finance and International Insurance)
In millions	Decrease to 25 Percentage Points	No Change	Increase to 50 Percentage Points
Estimated pre-tax net gains (losses)	$268	$-	$(570)
Estimated net fair value	$(3,022)	$(3,290)	$(3,860)

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

Item 1A. Risk Factors

There has been no material change in the Company’s risk factors during the six months ended June 30, 2012. For additional information on risk factors, refer to Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents repurchases made by the Company in each month during the second quarter of 2012:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions) (2)
April	5,731	$9.88	-	$23
May	-	-	-	23
June	-	-	-	23

(1) - 5,731 shares were repurchased by the Company in open market transactions for settling awards under the Company’s long-term incentive plans.

(2) - On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.01	MBIA Inc. 2005 Omnibus Incentive Plan (as amended through March 2012), incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on March 19, 2012.

+31.1	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+99.1	Additional Exhibits - National Public Finance Guarantee Corporation and Subsidiaries GAAP Consolidated Financial Statements.

+99.2	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries GAAP Consolidated Financial Statements.

+101

Additional Exhibits - MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL.

+	Filed Herewith
*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC. Registrant

Date: August 8, 2012	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: August 8, 2012	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)