Form 10-Q
period 2012-09-30
MBIA INC
filed 2012-11-07
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 1, 2012, 193,731,768 shares of Common Stock, par value $1 per share, were outstanding.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	September 30, 2012	December 31, 2011
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $4,412 and $6,259)	$4,634	$6,177
Fixed-maturity securities at fair value	237	295
Investments pledged as collateral, at fair value (amortized cost $424 and $642)	350	543
Short-term investments held as available-for-sale, at fair value (amortized cost $1,440 and $1,577)	1,445	1,571
Other investments (includes investments at fair value of $16 and $96)	27	107

Total investments	6,693	8,693
Cash and cash equivalents	298	473
Premiums receivable	1,280	1,360
Deferred acquisition costs	317	351
Insurance loss recoverable	3,316	3,046
Property and equipment, at cost (less accumulated depreciation of $144 and $139)	69	69
Deferred income taxes, net	1,446	1,745
Other assets	414	243
Assets of consolidated variable interest entities:
Cash	143	160
Investments held-to-maturity, at amortized cost (fair value $2,867 and $3,489)	3,015	3,843
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $461 and $473)	442	432
Fixed-maturity securities at fair value	1,754	2,884
Loans receivable at fair value	1,892	2,046
Loan repurchase commitments	1,051	1,077
Derivative assets	-	450
Other assets	2	1

Total assets	$22,132	$26,873

Liabilities and Equity
Liabilities:
Unearned premium revenue	$3,091	$3,515
Loss and loss adjustment expense reserves	945	836
Investment agreements	993	1,578
Medium-term notes (includes financial instruments carried at fair value of $168 and $165)	1,606	1,656
Securities sold under agreements to repurchase	-	287
Long-term debt	1,836	1,840
Derivative liabilities	3,332	5,164
Other liabilities	467	391
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $3,626 and $4,754)	7,094	8,697
Long-term debt	-	360
Derivative liabilities	180	825
Other liabilities	1	1

Total liabilities	19,545	25,150

Commitments and contingencies (See Note 13)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—275,455,099 and 274,896,162	275	275
Additional paid-in capital	3,072	3,072
Retained earnings	1,403	805
Accumulated other comprehensive income (loss), net of deferred tax of $24 and $105	90	(176)
Treasury stock, at cost—81,729,792 and 81,752,966 shares	(2,275)	(2,276)

Total shareholders’ equity of MBIA Inc.	2,565	1,700
Preferred stock of subsidiary and noncontrolling interest	22	23

Total equity	2,587	1,723

Total liabilities and equity	$22,132	$26,873

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Premiums earned:
Scheduled premiums earned	$85	$111	$291	$354
Refunding premiums earned	70	65	173	108

Premiums earned (net of ceded premiums of $3, $3, $12 and $9)	155	176	464	462
Net investment income	50	92	172	299
Fees and reimbursements	20	16	47	41
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	12	(53)	(420)	(599)
Unrealized gains (losses) on insured derivatives	(33)	776	1,473	(531)

Net change in fair value of insured derivatives	(21)	723	1,053	(1,130)
Net gains (losses) on financial instruments at fair value and foreign exchange	7	13	(18)	(114)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(3)	(12)	(58)	(25)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	(5)	1	(47)	(19)

Net investment losses related to other-than-temporary impairments	(8)	(11)	(105)	(44)
Net gains (losses) on extinguishment of debt	-	-	-	26
Other net realized gains (losses)	1	1	7	6
Revenues of consolidated variable interest entities:
Net investment income	17	17	51	53
Net gains (losses) on financial instruments at fair value and foreign exchange	44	88	(17)	3
Net gains (losses) on extinguishment of debt	16	-	49	-
Other net realized gains (losses)	-	5	-	8

Total revenues	281	1,120	1,703	(390)
Expenses:
Losses and loss adjustment	171	190	330	204
Amortization of deferred acquisition costs	8	12	36	51
Operating	72	76	307	226
Interest	69	75	214	225
Expenses of consolidated variable interest entities:
Operating	5	7	14	24
Interest	13	15	43	45

Total expenses	338	375	944	775

Income (loss) before income taxes	(57)	745	759	(1,165)
Provision (benefit) for income taxes	(64)	301	161	(472)

Net income (loss)	$7	$444	$598	$(693)

Net income (loss) per common share:
Basic	$0.04	$2.27	$3.09	$(3.50)
Diluted	$0.04	$2.26	$3.07	$(3.50)

Weighted average number of common shares outstanding:
Basic	193,879,994	195,612,615	193,760,654	198,262,715
Diluted	194,977,642	196,347,502	194,835,537	198,262,715

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$7	$444	$598	$(693)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period, net of tax of $17, $39, $69 and $131	55	70	164	285
Less: Reclassification adjustments for (gains) losses included in net income (loss), net of tax of $3, $14, $20 and $19	(6)	(26)	38	(36)

Unrealized gains (losses) on available-for-sale securities, net	49	44	202	249
Other-than-temporary impairments on available-for-sale securities:
Other-than-temporary impairments arising during the period, net of tax of $1, $2, $14 and $10	1	(3)	26	18
Less: Reclassification adjustments for other-than-temporary impairments included in net income (loss), net of tax of $2, $3, $18 and $10	4	4	34	19

Other-than-temporary impairments on available-for-sale securities, net	5	1	60	37
Unrealized gains (losses) on derivative instruments:
Unrealized gains (losses) on derivative instruments arising during the period, net of tax of $1, $4, $1 and $1	2	(7)	2	(3)
Less: Reclassification adjustments for (gains) losses included in net income (loss), net of tax of $0, $3, $9 and $4	1	6	17	8

Unrealized gains (losses) on derivative instruments, net	3	(1)	19	5
Foreign currency translation, net of tax of $4, $3, $3 and $0	(3)	3	(15)	(33)

Total other comprehensive income (loss)	54	47	266	258

Comprehensive income (loss)	$61	$491	$864	$(435)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Nine Months Ended September 30, 2012

(In millions except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary and Noncontrolling Interest		Total Equity

	Common Stock
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, December 31, 2011	274,896,162	$275	$3,072	$805	$(176)	(81,752,966)	$(2,276)	$1,700	1,315	$23	$1,723

Net income	-	-	-	598	-	-	-	598	-	-	598
Other comprehensive income	-	-	-	-	266	-	-	266	-	-	266
Share-based compensation net of tax of $6	558,937	-	-	-	-	23,174	1	1	-	-	1
Change in noncontrolling interest in subsidiary	-	-	-	-	-	-	-	-	-	(1)	(1)

Balance, September 30, 2012	275,455,099	$275	$3,072	$1,403	$90	(81,729,792)	$(2,275)	$2,565	1,315	$22	$2,587

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Premiums, fees and reimbursements received	$223	$278
Investment income received	459	499
Insured derivative losses and commutations paid	(463)	(683)
Financial guarantee losses and loss adjustment expenses paid	(620)	(778)
Proceeds from reinsurance and recoveries	131	144
Operating and employee related expenses paid	(300)	(244)
Interest paid	(377)	(470)
Income taxes (paid) received	(8)	54

Net cash provided (used) by operating activities	(955)	(1,200)

Cash flows from investing activities:
Purchase of fixed-maturity securities	(2,032)	(5,590)
Sale and redemption of fixed-maturity securities	4,283	7,096
Proceeds from paydowns on variable interest entity loans	203	223
Redemptions of held-to-maturity investments	828	153
Sale (purchase) of short-term investments, net	335	968
Sale (purchase) of other investments, net	109	26
Consolidation (deconsolidation) of variable interest entities, net	(51)	(16)
(Payments) proceeds for derivative settlements	(266)	(66)
Collateral (to) from swap counterparty	(298)	-
Capital expenditures	(5)	(3)

Net cash provided (used) by investing activities	3,106	2,791

Cash flows from financing activities:
Proceeds from issuance of investment agreements	52	89
Payments for drawdowns of investment agreements	(629)	(453)
Issuance of medium-term notes	18	17
Principal paydowns of medium-term notes	(74)	(107)
Principal paydowns of variable interest entity notes	(1,059)	(829)
Payments for securities sold under agreements to repurchase	(287)	(84)
Payments for retirement of debt	(364)	(72)
Purchase of treasury stock	-	(50)
Contribution from noncontrolling interest and redemption of subsidiary preferred stock, net	(1)	9
Restricted stock awards settlements, net	1	(2)

Net cash provided (used) by financing activities	(2,343)	(1,482)

Net increase (decrease) in cash and cash equivalents	(192)	109
Cash and cash equivalents—beginning of period	633	1,130

Cash and cash equivalents—end of period	$441	$1,239

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$598	$(693)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	98	182
Deferred acquisition costs	35	48
Unearned premium revenue	(443)	(495)
Loss and loss adjustment expense reserves	109	(198)
Insurance loss recoverable	(270)	(239)
Current income taxes	(11)	74
Net investment losses related to other-than-temporary impairments	105	44
Unrealized (gains) losses on insured derivatives	(1,473)	531
Net (gains) losses on financial instruments at fair value and foreign exchange	35	111
Deferred income tax provision (benefit)	163	(497)
(Gains) losses on extinguishment of debt	(49)	(26)
Other operating	148	(42)

Total adjustments to net income (loss)	(1,553)	(507)

Net cash provided (used) by operating activities	$(955)	$(1,200)

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

Business Developments

As a result of insured losses and realized investment losses during the period from 2007 through September 30, 2012, the Company has seen ratings downgrades, a near cessation of new insurance business written by the Company, and increasing liquidity pressure. The Company has been unable to write meaningful amounts of new insurance business since 2008 and does not expect to write significant new insurance business prior to an upgrade of the credit ratings of its insurance subsidiaries. As of September 30, 2012, National was rated BBB with a developing outlook by Standard & Poor’s Financial Services LLC (“S&P”) and Baa2 with a negative outlook by Moody’s Investors Service, Inc. (“Moody’s”). As of September 30, 2012, MBIA Insurance Corporation was rated B with a negative outlook by S&P and B3 with a review for a possible downgrade by Moody’s.

As of September 30, 2012, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $432 million and comprised cash and liquid assets of $335 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $97 million not pledged directly as collateral for its asset/liability products activities. As of December 31, 2011, MBIA Inc. had $386 million of cash and liquid assets comprising $226 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $160 million not pledged directly as collateral for its asset/liability products activities. The Company believes this liquidity position provides MBIA Inc. with sufficient funds to cover expected obligations at least through the next twelve months.

During the nine months ended September 30, 2012, MBIA Corp. continued to seek to reduce both the absolute amount and the volatility of its obligations and potential future claim payments through the execution of commutations of insurance policies. The combination of payments to reduce liabilities, claims payments and the failure of certain mortgage originators to honor contractual obligations to repurchase ineligible mortgage loans from securitizations the Company insured has increased liquidity pressure on MBIA Corp. As of September 30, 2012 and December 31, 2011, MBIA Corp.’s cash and liquid assets were $386 million and $534 million, respectively. During the nine months ended September 30, 2012, MBIA Corp. made $1.0 billion in gross claim payments, and commuted $13.0 billion of gross insured exposure, primarily comprising structured commercial mortgage-backed securities (“CMBS”) pools, commercial real estate (“CRE”) collateralized debt obligations (“CDOs”), investment grade corporate CDOs, asset-backed securities (“ABS”) CDOs, and subprime residential mortgage-backed securities (“RMBS”) transactions, of which $12.8 billion was previously disclosed in earlier MBIA Inc.’s Securities and Exchange Commission (“SEC”) filings. Claims payments primarily resulted from the failure of certain mortgage-backed securities (“MBS”) sponsors to honor contractual obligations to repurchase ineligible mortgage loans. The Company’s ability to commute insured transactions may be limited by available liquidity as determined based on management’s assessment. The Company currently evaluates different methodologies to mitigate liquidity stress, including intercompany lending arrangements and the monetization of illiquid assets.

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

Significant risks and uncertainties that could affect amounts reported in the Company’s financial statements in future periods include, but are not limited to, the following:

•

MBIA Corp.’s efforts to recover losses from the second-lien securitization originators could be delayed, settled at amounts below its contractual claims or potentially settled at amounts below those recorded on its balance sheets prepared under accounting principles generally accepted in the United States of America (“GAAP”) and statutory accounting principles (“U.S. STAT”). As of September 30, 2012 and December 31, 2011, the Company’s estimated recoveries after income taxes calculated at the federal statutory rate of 35%, were $2.1 billion and $2.0 billion, respectively, which was 82% and 119% of the consolidated total shareholders’ equity of MBIA, excluding preferred stock of subsidiaries and noncontrolling interests. As of September 30, 2012 and December 31, 2011, the related measures calculated under U.S. STAT were 144% and 89%, respectively, of the statutory capital of MBIA Corp. On May 14, 2012, Residential Capital, LLC (“ResCap”), and its wholly-owned subsidiary companies, Residential Funding Company, LLC (“RFC”) and GMAC Mortgage LLC (“GMAC”) each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. MBIA has recorded put-back claims associated with RFC and GMAC. Accordingly, MBIA’s put-back claims are now subject to the ResCap bankruptcy proceeding. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about the Company’s second-lien RMBS loss recoveries.

•

MBIA Inc. may not have sufficient liquidity to make all payments due on its liabilities and to meet other financial requirements, such as posting collateral, primarily as a result of a deficit of invested assets to debt issued to third parties and affiliates and the lack of dividends from its principal operating subsidiaries. During the nine months ended September 30, 2012, MBIA Inc.’s deficit increased as it realized losses from the sale and impairment of invested assets. In addition, it does not expect to receive dividends from its regulated insurance subsidiaries in the near term. If MBIA Inc. were required to continue to sell invested assets at their current market values in order to settle liabilities or to meet minimum required collateral amounts against liabilities, the deficit would increase further. In order to meet liquidity requirements, MBIA Inc. may also finance unencumbered assets through intercompany or third-party facilities, or use free cash or other assets, in some cases with New York State Department of Financial Services (“NYSDFS”) approval, although there can be no assurance that these strategies will be available or adequate. A failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp. The Company’s ability to resolve the deficit will depend on its ability to receive distributions from its operating subsidiaries and/or raise third-party capital, and there can be no assurance that the Company will be successful in eliminating the deficit through these means, or that they will provide adequate liquidity. Refer to the following “Liquidity” section for additional information about MBIA Inc.’s liquidity position.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

•

While MBIA Corp. has commuted most of its higher risk CMBS pool exposures, a single counterparty—Bank of America and its subsidiary Merrill Lynch—holds a significant amount of MBIA Corp.’s remaining CMBS pool exposures, including a substantial majority of MBIA Corp.’s CMBS pools originally insured in 2006 and 2007 primarily referencing BBB and lower rated collateral. MBIA Corp. has also recorded its largest put-back asset against Bank of America and certain of its subsidiaries, including Countrywide Home Loans, Inc. (“Countrywide”). While MBIA Corp. has estimated credit impairments or recorded loss reserves for the CMBS exposures, no material claims have been made to date. Bank of America/Merrill Lynch is also one of the two remaining plaintiffs in the litigation challenging the establishment of National (“Transformation Litigation”) (for a discussion of the Transformation Litigation, see “Note 13: Commitments and Contingencies”). As a result, the amount MBIA Corp. may ultimately collect from Bank of America/Countrywide on their put-back obligations in any litigation settlement could be impacted by potential commutation payments on these CMBS exposures and developments in the Transformation Litigation. Likewise, MBIA Corp.’s ability to commute these CMBS exposures may be impacted by developments in the put-back litigation with these entities and the Transformation Litigation. There can be no assurance that any such settlement or commutation will occur or that any such settlement or commutation, if it occurred, would be consummated within the estimates of expected recoveries or loss payments associated with these exposures that are recorded in the Company’s consolidated financial statements. In addition, due to the deterioration in MBIA Corp.’s CMBS exposures, primarily in those exposures held by Bank of America/Merrill Lynch, there is an increased likelihood that MBIA Corp. will experience claims on those exposures, which could be substantial. Depending on the amount of such claims and the amounts of claims on other policies issued by MBIA Corp., MBIA Corp. may not have sufficient liquid assets to pay such claims in the absence of a settlement with Bank of America/Merrill Lynch and the commutation of the CMBS exposures held by Bank of America/Merrill Lynch or in the absence of the collection of other substantial put-back recoverables.

•

If commercial real estate servicer behavior does not continue to mitigate potential or actual credit losses in line with current trends, MBIA Corp. could incur substantial losses in that sector, primarily on the Bank of America/Merrill Lynch CMBS exposures described above. As of September 30, 2012, MBIA Corp. had CMBS pool and CRE CDO insured par exposure of approximately $15.7 billion and $2.2 billion, respectively, excluding approximately $2.8 billion of CRE loan pools, primarily comprising European assets. Since the end of 2007 through September 30, 2012, MBIA Corp.’s CMBS pool and CRE CDO gross par exposure has decreased by approximately $36.1 billion, of which $33.1 billion resulted from negotiated commutations and early settlements. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about the Company’s estimate of CMBS credit impairments.

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

•

While MBIA Corp. has settled a substantial portion of its insured ABS CDO exposure at levels, on average, within MBIA Corp.’s previously established statutory loss reserves related to those exposures, further economic stress might cause increases in MBIA Corp.’s loss estimates on its remaining exposure. As of September 30, 2012, MBIA Corp.’s ABS CDO gross par outstanding was approximately $4.4 billion, and had decreased approximately $32.9 billion since 2007.

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

As of September 30, 2012, the Company had $2.6 billion of shareholders’ equity and MBIA Insurance Corporation and National had $1.5 billion and $3.1 billion, respectively, of statutory capital. Statutory capital, defined as policyholders’ surplus and contingency reserves, is a key measure of an insurance company’s financial condition under insurance laws and regulations. Failure to maintain adequate levels of statutory surplus and total statutory capital could lead to intervention by the Company’s insurance regulators in its operations and constitute an event of default under certain of the Company’s contracts, thereby materially and adversely affecting the Company’s financial condition and results of operations. Pursuant to approval granted by the NYSDFS in accordance with New York Insurance Law (“NYIL”), as of September 30, 2012, MBIA Insurance Corporation released to surplus an aggregate of $196 million of excessive contingency reserves. As of September 30, 2012, MBIA Insurance Corporation had a deficit of $97 million of qualifying assets required to support its contingency reserves. The deficit was caused by MBIA Insurance Corporation’s sale of liquid assets in order to make claim payments and the failure of certain mortgage originators, particularly Bank of America, to honor their contractual obligations to repurchase ineligible mortgage loans from securitizations the Company insured. The deficit is expected to grow as additional commutation and claim payments are made in the future. The Company has reported the deficit to the NYSDFS. MBIA Insurance Corporation has requested approval from the NYSDFS to release $97 million of contingency reserves as of September 30, 2012, but to date has not received approval. For risks associated with MBIA Insurance Corporation’s failure to meet its contingency reserve requirement, see Item 1A. “Risk Factors—Liquidity and Market Related Risk Factors—If the Company’s insurance subsidiaries fail to meet regulatory capital requirements they may become subject to regulatory action” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of September 30, 2012, MBIA Insurance Corporation exceeded its aggregate risk limits under the NYIL by $47 million. MBIA Insurance Corporation will notify the NYSDFS of the overage and will submit a plan to achieve compliance with the limits in accordance with the NYIL. If MBIA Insurance Corporation is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

The majority of the Company’s liquidity management efforts focus on:

•

The liquidity resources of MBIA Inc., which are subject to: uncertainty in the timing and amount of cash inflows from dividends paid by National and MBIA Corp.; the necessity of having to support the liquidity needs of the asset/liability products business; and potential cross-defaults of holding company debt with other obligations in the consolidated group. The asset/liability products business of MBIA Inc. is subject to ongoing negative cash flow and has a deficit of invested assets to liabilities. In addition, the liquidity resources of MBIA Inc. are subject to collateralization requirements in connection with the liabilities it has issued to third parties and affiliates and in connection with third-party derivative contracts.

•

The liquidity resources of MBIA Corp. which are subject to: an increased likelihood that MBIA Corp. will experience claims on its CMBS exposures, primarily in those exposures held by Bank of America/Merrill Lynch, due to the deterioration in such exposures; delays in the collection of recoveries related to ineligible mortgage loans in certain insured RMBS transactions; payments to counterparties in consideration for the commutation of insured transactions; and payments on insured exposures that in some cases may be large bullet payments. MBIA Corp. is currently subject to negative cash flow as a result of these payments and delays in collecting recoveries.

In order to address these liquidity risks and efficiently manage liquidity across the entire enterprise, certain of the Company’s subsidiaries which are less liquidity constrained have entered into intercompany agreements that provide resources to subsidiaries that are more liquidity constrained. These resources include intercompany agreements described further below between the Company’s primary insurance subsidiaries and between these insurance subsidiaries and the asset/liability products business (through MBIA Inc.), which in each case were approved by the NYSDFS and are subject to ongoing monitoring by the NYSDFS. The Company monitors the liquidity resources of National, for which the Company has not observed material liquidity risk to date, in order to ensure it maintains sufficient liquidity to pay claims and satisfy its other obligations. National’s liquidity resources are subject to unexpected loss payments on its insured transactions, negative cash flow, and liquidity support arrangements with its affiliates.

Key Intercompany Lending Agreements

National Secured Loan

National provided a $1.1 billion secured loan to MBIA Insurance Corporation (“National Secured Loan”) in order to enable MBIA Insurance Corporation to fund settlements and commutations of its insurance policies. This loan was approved by the NYSDFS as well as by the boards of directors of MBIA Inc., MBIA Insurance Corporation and National. The National Secured Loan has a fixed annual interest rate of 7% and a maturity date of December 2016. MBIA Insurance Corporation has the option to defer payments of interest when due by capitalizing interest amounts to the loan balance, subject to the collateral value exceeding certain thresholds. MBIA Insurance Corporation has elected to defer the interest payments due under the loan. MBIA Insurance Corporation’s obligation to repay the loan is secured by a pledge of collateral having an estimated value in excess of the notional amount of the loan as of September 30, 2012, which collateral comprised the following future receivables of MBIA Corp.: (i) its right to receive put-back recoveries related to ineligible mortgage loans included in its insured second-lien RMBS transactions; (ii) future recoveries on defaulted insured second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions; and (iii) future installment premiums. During the nine months ended September 30, 2012, MBIA Insurance Corporation borrowed an additional $443 million under the National Secured Loan with the approval of the NYSDFS at the same terms as the original loan to fund additional commutations of its insurance policies. As of September 30, 2012, the outstanding principal amount under this loan was $1.6 billion. MBIA Insurance Corporation may seek to borrow additional amounts under the loan in the future. Any such increase or other amendment to the terms of the loan would be subject to regulatory approval by the NYSDFS.

Asset Swap

National maintained simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with MBIA Inc. for up to $2.0 billion based on the fair value of securities borrowed. The Asset Swap provides MBIA Inc. with eligible assets to pledge under investment agreements and derivative contracts in the asset/liability products business. As of September 30, 2012, the notional amount utilized under each of these agreements was $522 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $535 million and $558 million, respectively. The net average interest rate on these transactions was 0.56% and 0.34% for the nine months ended September 30, 2012 and 2011, respectively. The NYSDFS approved the Asset Swap in connection with the re-domestication of National to New York. National has committed to the NYSDFS to use commercially reasonable efforts to reduce the amount of the Asset Swap over time.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

MBIA Corp. Secured Loan

MBIA Corp., as lender, maintained a master repurchase agreement with MBIA Inc. (“MBIA Corp. Secured Loan”) for the benefit of MBIA Inc.’s asset/liability products business, which totaled $2.0 billion at inception and was scheduled to mature in May 2012, as amended. This loan was repaid in May 2012 and there have been no further draws. During 2012, the average interest rate on the MBIA Corp. Secured Loan was 2.51% through the repayment in May 2012. Also in May 2012, the NYSDFS approved the maturity extension of the MBIA Corp. Secured Loan to May 2013 with a maximum outstanding amount of $450 million, subject to MBIA Corp. obtaining prior regulatory approval from the NYSDFS for any draws under the facility.

Conduit Repurchase Agreement

MBIA Inc. maintained a repurchase agreement with Meridian Funding Company, LLC (“Conduit Repurchase Agreement”), with a maximum funded amount of $1.0 billion, subject to a pledge of collateral. The Conduit Repurchase Agreement had an average interest rate during the nine months ended September 30, 2012 of 2.48%. As of September 30, 2012, the amount drawn by MBIA Inc. under this agreement and the fair value of the collateral pledged by MBIA Inc. was $51 million and $63 million, respectively.

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

During the nine months ended September 30, 2012, pursuant to the tax sharing agreement, National settled with MBIA Inc. its taxes related to the 2010 and 2011 tax years of $1 million and $11 million, respectively. In addition, National paid to MBIA Inc. estimated 2012 taxes of $95 million. Consistent with the tax sharing agreement, these amounts were placed in an escrow account until the expiration of National’s two-year net operating loss (“NOL”) carry-back period under U.S. tax rules. At the expiration of National’s carry-back period, any funds remaining after any reimbursement to National in respect of any NOL carry-backs would be available for general corporate purposes, including to satisfy any other obligations under the tax sharing agreement. As of September 30, 2012, $365 million remained in escrow for the 2010 through 2012 tax years.

MBIA Inc. is subject to material liquidity risks and uncertainties. To mitigate these risks, the Company seeks to maintain cash and liquidity resources that are expected to be sufficient to make all payments due on its obligations and to meet other financial requirements, such as posting collateral, at least through the next twelve months.

Liquidity risk within MBIA Inc. is primarily a result of the following factors:

•

MBIA Inc.’s asset/liability products segment had a deficit of invested assets to liabilities issued to third parties and affiliates of $980 million as of September 30, 2012, which increased from $591 million as of December 31, 2011. This deficit is a result of selling investments and terminating interest rate swaps at losses, and may further increase as a result of selling investments and terminating interest rates swaps at losses in the future. In addition, this deficit is expected to increase as a result of ongoing expected operating losses. This deficit will need to be reversed prior to the maturity of the liabilities in order to ensure that there are sufficient funds available to fully retire the liabilities. The Company expects that MBIA Inc. will be able to eliminate the deficit prior to the maturity of the related liabilities from distributions from its operating subsidiaries and by raising third-party capital, although there can be no assurance that MBIA Inc. will be able to eliminate the deficit through such means.

•	Uncertainty of the timing and amount of cash inflows from dividends paid by MBIA’s principal operating subsidiaries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

•

Currently, the majority of the cash and securities of MBIA Inc. is pledged against investment agreement liabilities, intercompany financing arrangements and derivatives, which limit its ability to raise liquidity through asset sales. In addition, if the market value or rating eligibility of the assets which are pledged against these obligations were to decline, the Company would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. In such event, the Company may sell additional assets, potentially with substantial losses, finance unencumbered assets through intercompany facilities, or use free cash or other assets, in some cases with NYSDFS approval, although there can be no assurance that these strategies will be available or adequate to meet liquidity requirements.

Because the majority of MBIA Inc.’s assets is pledged against the obligations described above, the widening of credit spreads would have an adverse impact on the market value of these assets and increase collateralization requirements for the portfolio. The following table presents the estimated pre-tax change in fair value of the asset/liability products business’ assets as of September 30, 2012 from instantaneous shifts in credit spread curves. This table assumes that all credit spreads move by the same amount; however, it is more likely that the actual changes in credit spreads will vary by investment sector and individual security. The table presents hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads.

	Change in Credit Spreads (Asset/Liability Products Business)
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$149	$41	$(37)	$(130)

During the nine months ended September 30, 2012, MBIA Inc. maintained three intercompany financing facilities to provide it with additional resources to meet its liquidity requirements within the asset/liability products business: the Asset Swap, the MBIA Corp. Secured Loan and the Conduit Repurchase Agreement. Refer to the preceding “Key Intercompany Lending Agreements” section for a description of these facilities.

Stressed credit market conditions could cause MBIA Inc. to have insufficient resources to cover collateral and/or other liquidity requirements. Management has identified certain actions to mitigate this risk. These contingent actions include: (1) additional sales of other invested assets exposed to credit spread stress risk, which may occur at losses and increase the deficit of invested assets to liabilities; (2) termination and settlement of interest rate swap agreements; and (3) other available advances from subsidiaries. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk. In the event that the Company cannot implement the contingent actions identified above to raise liquidity, or eliminate the deficit, it may have insufficient assets to make all payments on its obligations as they come due, which could result in a default by MBIA Inc. on its obligations and the potential for MBIA Corp., as guarantor of the investment agreements and GFL MTNs, to be called upon to satisfy obligations on those instruments as they come due.

As of September 30, 2012, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $432 million and comprised cash and liquid assets of $335 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $97 million not pledged directly as collateral for its asset/liability products activities. As of December 31, 2011, MBIA Inc. had $386 million of cash and liquid assets comprising $226 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $160 million not pledged directly as collateral for its asset/liability products activities. This liquidity position provides MBIA Inc. with sufficient funds to cover expected obligations at least through the next twelve months.

MBIA Corp. Liquidity

Liquidity available in the structured finance and international insurance segment is affected by the Company’s ability to collect on receivables associated with loss payments, the payment of claims on insured exposures, payments made to commute insured exposures, the repayment of the National Secured Loan, a reduction in investment income, any unanticipated expenses, or the impairment or a significant decline in the fair value of invested assets. The Company may also experience liquidity constraints as a result of NYIL requirements that the Company maintain specified, high quality assets to back the Company’s reserves and surplus.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

The Company’s current liquidity position of MBIA Corp. is adequate to make expected future claims payments and it expects to settle its insured CMBS exposures with no cash payments. However, the liquidity position of MBIA Corp. has been stressed due to the failure of the sellers/servicers of RMBS transactions insured by MBIA Corp. to repurchase ineligible mortgage loans in certain insured transactions and payments to counterparties in consideration for the commutation of insured transactions, which have resulted in a substantial reduction of exposure and potential loss volatility. While MBIA Corp. has made and may in the future make payments to counterparties in consideration for the commutation of insured transactions, MBIA Corp.’s ability to commute insured transactions will depend on management’s assessment of available liquidity. In addition, due to the deterioration in MBIA Corp.’s CMBS exposures, primarily in those exposures held by Bank of America/Merrill Lynch, there is an increased likelihood that MBIA Corp. will experience claims on those exposures, which claims could be substantial. Depending on the amount of such claims and the amounts of claims on other policies issued by MBIA Corp., MBIA Corp. may not have sufficient liquid assets to pay such claims in the absence of a settlement with Bank of America/Merrill Lynch and the commutation of the CMBS exposures held by Bank of America/Merrill Lynch or in the absence of the collection of other substantial put-back recoverables.

Payment requirements for the structured finance and international financial guarantee contracts fall into three categories: (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; and (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted, which payments are unscheduled and therefore more difficult to predict, and which category applies to most of the transactions on which the Company has recorded loss reserves. Insured transactions that require payment in full of the principal insured at maturity could present liquidity risks for MBIA Corp. since payment of the principal is due at maturity but any salvage could be recovered over time after payment of the principal amount. MBIA Corp. is generally required to satisfy claims within one to three business days, and as a result seeks to identify potential claims in advance through the Company’s monitoring process. While MBIA Corp.’s financial guarantee policies generally cannot be accelerated, thereby mitigating liquidity risk, the insurance of credit default swap (“CDS”) contracts may, in certain events, including the insolvency or payment default of the insurer or the issuer of the CDS, be subject to termination by the counterparty, triggering a claim for the fair value of the contract. In order to monitor liquidity risk and maintain appropriate liquidity resources, the Company uses the same methodology as it uses to monitor credit quality and losses within its insured portfolio, including stress scenarios. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for a discussion of the Company’s loss and loss adjustment expense (“LAE”) process.

The Company’s structured finance and international insurance segment also requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes. Pursuant to Section 1307 of the NYIL and the Fiscal Agency Agreement governing MBIA Corp.’s surplus notes, any payment on the notes may be made only with the prior approval of the Superintendent of the NYSDFS “whenever, in his judgment, the financial condition of [MBIA Corp.] warrants” and payment may be made only out of MBIA Corp.’s “free and divisible surplus”. If these conditions are not met, MBIA Corp. would not be obligated to make any applicable interest payment and no default or event of default would occur under the Fiscal Agency Agreement or any of the Company’s other agreements. While the NYSDFS has approved the note interest payments in the past, its approval of the most recent note interest payment on July 16, 2012 was not received until after the date on which the Fiscal Agency Agreement required MBIA Corp. to notify the registered holders of the notes and the Fiscal Agent of the failure to obtain such approval, as the Company disclosed on a Form 8-K filed on July 10, 2012. There can be no assurance that the NYSDFS will approve the next scheduled note interest payment on January 15, 2013 or any subsequent payments, or that it will approve any payment by the scheduled interest payment date or by the date on which the notice is required to be delivered to the registered holders and the Fiscal Agent, nor can there be any assurance that the NYSDFS will approve any optional redemption payment that MBIA Corp. may seek to make on or after January 15, 2013.

Since the fourth quarter of 2007 through September 30, 2012, MBIA Corp. has made $11.6 billion of cash payments, before reinsurance and collections and excluding LAE (including payments made to debt holders of consolidated variable interest entities (“VIEs”)), associated with second-lien RMBS securitizations and with commutations and claim payments relating to CDS contracts. These cash payments include loss payments of $893 million made on behalf of MBIA Corp.’s consolidated VIEs. Of the $11.6 billion, MBIA Corp. has paid $6.6 billion of gross claims (before reinsurance and collections and excluding LAE) on policies insuring second-lien RMBS securitizations, driven primarily by an extensive number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. In addition, MBIA Corp. has paid $5.0 billion of gross settlement and claim payments (before reinsurance and collections and excluding LAE) on insured credit derivatives. Also, since the fourth quarter of 2007 through September 30, 2012, MBIA Corp. has collected $185 million on excess spread before reinsurance.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments, Risks and Uncertainties, and Liquidity (continued)

MBIA Corp. is seeking to enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations and has recorded a total of $3.2 billion of related expected recoveries on its consolidated balance sheets as of September 30, 2012, including expected recoveries recorded in the Company’s consolidated VIEs. These put-back claims have been disputed by the loan sellers/servicers and are the subject of certain litigations discussed more fully in “Note 13: Commitments and Contingencies.” On May 14, 2012, ResCap and its wholly-owned subsidiary companies, RFC and GMAC each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Additionally, there is some risk that the sellers/servicers or other responsible parties might not be able to fully satisfy any judgment the Company secures in litigation and ResCap’s bankruptcy filing. Further, there can be no assurance that the Company will be successful or that the Company will not be delayed in realizing these recoveries. Such risks are contemplated in the scenarios the Company utilizes to calculate these recoveries, which are recognized on the Company’s consolidated balance sheets. The Company believes that it has adequate liquidity resources to provide for anticipated cash outflows; however, if the Company does not realize or is delayed in realizing these expected recoveries, the Company may not have adequate liquidity to fully execute the strategy to reduce future potential economic losses by commuting policies and purchasing instruments issued or guaranteed by the Company, or to repay any intercompany borrowings.

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

MBIA Corp. also insures third-party holders of the Company’s asset/liability products segment’s obligations. If the Company was unable to meet payment or collateral requirements associated with these obligations, the holders thereof could make claims under the MBIA Corp. insurance policies. In 2008, to provide additional liquidity to the asset/liability products business, MBIA Corp. lent $2.0 billion to the segment on a secured basis under the MBIA Corp. Secured Loan. As of September 30, 2012, the outstanding balance of the MBIA Corp. Secured Loan was repaid in full. In May 2012, the NYSDFS approved the maturity extension of the MBIA Corp. Secured Loan to May 2013 with a maximum outstanding amount of $450 million, subject to MBIA Corp. obtaining prior regulatory approval from the NYSDFS for any draws under the facility.

As of September 30, 2012, MBIA Corp. held cash and available-for-sale investments of $1.4 billion, of which $386 million comprised cash and highly liquid assets. As of December 31, 2011, MBIA Corp. held cash and available-for-sale investments of $1.5 billion, of which $534 million comprised cash and highly liquid assets. The Company believes that MBIA Corp.’s liquidity resources, including expected cash inflows, will adequately provide for anticipated cash outflows. In the event of unexpected liquidity requirements, the Company may have insufficient resources to meet its obligations or insufficient qualifying assets to support its surplus and reserves, and may seek to increase its cash holdings position by selling or financing assets, or raising external capital, and there can be no assurance that the Company will be able to draw on these additional sources of liquidity.

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

National held cash and short-term investments of $356 million as of September 30, 2012, of which $318 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. As of December 31, 2011, National held cash and short-term investments of $771 million, of which $703 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. With the exception of its loan to MBIA Insurance Corporation, most of National’s investments, including those encumbered by the Asset Swap, are liquid and highly rated.

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

The results of operations for the three and nine months ended September 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012. The December 31, 2011 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in comparison to prior years’ financial statements to conform to the current presentation. Such reclassifications had no impact on total revenues, expenses, assets, liabilities, or shareholders’ equity for all periods presented.

Statements of Cash Flows

Previously, the Company reported its consolidated statements of cash flows using the indirect method. The indirect method uses accrual accounting information to present the cash flows from operations. Effective January 1, 2012, the Company elected to present its consolidated statements of cash flows using the direct method. The direct method uses actual cash flow information from the Company’s operations, rather than using accrual accounting values. Using either the direct or indirect method, total cash flows from operations are consistent. In addition, the presentation of cash flows from investing and financing activities using either the direct or indirect method are consistent. The change to the direct method for calculating and presenting cash flows from operations was implemented retroactively for all statements of cash flows presented herein. Use of the direct method requires a reconciliation of net income to cash flows from operations. This reconciliation is provided as a supplement directly beneath the statements of cash flows.

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

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26)

In October 2010, the FASB issued ASU 2010-26, “Financial Services—Insurance (Topic 944)—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” This amendment specifies which costs incurred in the acquisition of new and renewal insurance contracts should be capitalized. The Company adopted this standard on a prospective basis effective January 1, 2012. As the Company is currently not writing any significant new business, the adoption of this standard did not have a material effect on the Company’s consolidated balance sheets, results of operations, or cash flows. The difference between the amount of acquisition costs capitalized during the first nine months of 2012 compared with the amount of acquisition costs that would have been capitalized during the period if the Company’s previous policy had been applied during that period is not material because the Company did not write any significant new insurance business during the first nine months of 2012.

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

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of September 30, 2012 and December 31, 2011. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of September 30, 2012 and December 31, 2011. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

	September 30, 2012
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$17,552	$11,053	$-	$67	$3	$59	$78	$85
Mortgage-backed residential	36,464	13,578	9	75	2,967	73	485	4
Mortgage-backed commercial	4,751	2,456	-	2	-	2	-	-
Consumer asset-backed	6,372	3,390	11	20	-	20	16	-
Corporate asset-backed	22,006	11,261	-	144	21	159	-	1

Total global structured finance	87,145	41,738	20	308	2,991	313	579	90
Global public finance	46,795	21,578	-	216	-	268	-	-

Total insurance	$133,940	$63,316	$20	$524	$2,991	$581	$579	$90

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

The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest, net of cessions to reinsurers, which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $8.2 billion and $7.2 billion, respectively, as of September 30, 2012, and $10.9 billion and $9.9 billion, respectively, as of December 31, 2011. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Additional VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. No additional VIEs were consolidated during the nine months ended September 30, 2012 and 2011. No gains or losses were recognized on the VIEs that were deconsolidated during the nine months ended September 30, 2012 and net realized gains related to the deconsolidation of VIEs were immaterial for the nine months ended September 30, 2011.

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

Note 5: Loss and Loss Adjustment Expense Reserves

Loss and Loss Adjustment Expense Process

As of September 30, 2012, the majority of the Company’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP were related to insured second-lien and first-lien RMBS transactions. These reserves and recoveries do not include estimates for policies insuring credit derivatives. Policies insuring credit derivative contracts are accounted for as derivatives and carried at fair value under GAAP. The fair values of insured derivative contracts are influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policies. In the absence of credit impairments on insured derivative contracts or the early termination of such contracts at a loss, the cumulative unrealized losses recorded from fair valuing these contracts should reverse before or at the maturity of the contracts.

Notwithstanding the difference in accounting under GAAP for financial guarantee policies and the Company’s insured derivatives, insured derivatives have similar terms, conditions, risks, and economic profiles to financial guarantee insurance policies, and, therefore, are evaluated by the Company for loss (referred to as credit impairment herein) and LAE periodically in a manner similar to the way that loss and LAE reserves are estimated for financial guarantee insurance policies. Credit impairments represent actual payments and collections plus the present value of estimated expected future claim payments, net of recoveries. MBIA Insurance Corporation’s expected future claim payments for insured derivatives were discounted using a rate of 5.59%, the same rate it used to calculate its statutory loss reserves as of September 30, 2012. These credit impairments, calculated in accordance with U.S. STAT, differ from the fair values recorded in the Company’s consolidated financial statements. The Company considers its credit impairment estimates as critical information for investors as it provides information about loss payments the Company expects to make on insured derivative contracts. As a result, the following loss and LAE process discussion includes information about loss and LAE activity recorded in accordance with GAAP for financial guarantee insurance policies and credit impairments estimated in accordance with U.S. STAT for insured derivative contracts. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for information about the Company’s monitoring of outstanding insured obligations and for additional information about its loss reserving process. Refer to “Note 6: Fair Value of Financial Instruments” included herein for additional information about the Company’s insured credit derivative contracts.

RMBS Case Basis Reserves and Recoveries (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company calculated RMBS case basis reserves as of September 30, 2012 for both second-lien and first-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model, and a commercially available model to estimate expected ultimate cumulative losses on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous three months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case).

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

In calculating ultimate cumulative losses for RMBS, the Company estimates the amount of loans that are expected to be charged-off (deemed uncollectible by servicers of the transactions) or liquidated in the future. The Company assumes that charged-off loans have zero recovery values.

Second-lien RMBS Reserves

The Company’s second-lien RMBS case basis reserves as of September 30, 2012 relate to RMBS backed by home equity lines of credit (“HELOC”) and closed-end second mortgages (“CES”).

The Roll Rates for 30-59 day delinquent loans and 60-89 day delinquent loans are calculated on a transaction-specific basis. The Company assumes that the Roll Rate for 90+ day delinquent loans, excluding foreclosures, Real Estate Owned (“REO”) and bankruptcies, is 95%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of August 31, 2012 to estimate future losses from loans that are delinquent as of the current reporting period.

Roll Rates for loans that are current as of August 31, 2012 (“Current Roll to Loss”) are calculated on a transaction-specific basis. A proportion of loans reported current as of August 31, 2012 is assumed to become delinquent every month, at a Current Roll to Loss rate that persists at a high level for a time and subsequently starts to decline. A key assumption in the model is the period of time in which the Company projects high levels of Current Roll to Loss to persist. In the Company’s base case, the Company assumes that the Current Roll to Loss begins to decline immediately and continues to decline over the next six months to 25% of their levels as of August 31, 2012. In the stress case, the period of elevated delinquency and loss is extended by six months. In the additional stress case, the Company assumes that the current trends in losses will remain through late 2013, after which time they will revert to the base case. For example, in the base case, as of August 31, 2012, if the amount of current loans which become 30-59 days delinquent is 10%, and recent performance suggests that 30% of those loans will be charged-off, the Current Roll to Loss for the transaction is 3%. In the base case, it is then assumed that the Current Roll to Loss will reduce linearly to 25% of its original value over the next six months (i.e., 3% will linearly reduce to 0.75% over the six months from September 2012 to February 2013). After that six-month period, the Company further reduces the Current Roll to Loss to 0% by early 2014 with the expectation that the performing seasoned loans will eventually result in loan performance reverting to historically low levels of default. In the model, the Company assumes that all current loans that are projected to become delinquent are charged-off.

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

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, Roll Rates, and prepayment rates (including voluntary and involuntary). However, given the large percentage of mortgage loans that were not underwritten by the sellers/servicers in accordance with applicable underwriting guidelines, performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the peak levels the Company is modeling for six months longer than in the probability-weighted outcome, the addition to the Company’s second-lien RMBS case basis reserves before considering potential recoveries would be approximately $125 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Second-lien RMBS Recoveries

As of September 30, 2012, the Company recorded estimated recoveries of $3.2 billion, gross of income taxes, related to second-lien RMBS put-back claims on ineligible mortgage loans, consisting of $2.1 billion included in “Insurance loss recoverable” and $1.1 billion included in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. As of September 30, 2012 and December 31, 2011, the Company’s estimated recoveries after income taxes calculated at the federal statutory rate of 35%, were $2.1 billion and $2.0 billion, respectively, which was 82% and 119% of the consolidated total shareholders’ equity of MBIA, excluding preferred stock of subsidiaries and noncontrolling interests. These estimated recoveries relate to the Company’s put-back claims of ineligible mortgage loans, which have been disputed by the loan sellers/servicers and are currently subject to litigation initiated by the Company to pursue recoveries. While the Company believes that it will prevail in enforcing its contractual rights, there is uncertainty with respect to the ultimate outcome. Furthermore, there is a risk that sellers/servicers or other responsible parties might not be able to satisfy their put-back obligations. Such risks are contemplated in the scenarios the Company utilizes to calculate recoveries.

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

The Company continues to maintain the same probability-weighted scenarios for its non-GMAC and non-RFC exposures (non-ResCap exposures), which are primarily based on the percentage of incurred losses the Company would collect. The non-ResCap recovery estimates incorporate five scenarios that include full recovery of its incurred losses and limited/reduced recoveries due to litigation delays and risks and/or potential financial distress of the sellers/servicers. Probabilities were assigned across these scenarios, with most of the probability weight on partial recovery scenarios. The sum of the probabilities assigned to all scenarios is 100%. Expected cash inflows from recoveries are discounted using the current risk-free discount rates associated with the underlying transaction’s cash flows, which ranged from 0.7% to 1.6%, depending upon the transaction’s expected average life. However, based on the Company’s assessment of the strength of its contract claims, the Company believes it is entitled to collect and/or assert a claim for the full amount of its incurred losses on these transactions, which totaled $5.0 billion through September 30, 2012.

The Company’s potential recoveries are typically based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. The second-lien RMBS transactions with respect to which MBIA has estimated put-back recoveries provide the Company with such rights. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, and is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

To date, sellers/servicers have not substituted loans which MBIA has put-back, and the amount of loans repurchased has been insignificant. The unsatisfactory resolution of these put-backs led MBIA to initiate litigation against five of the sellers/servicers to enforce their obligations. The Company has alleged several causes of action in its complaints, including breach of contract, fraudulent inducement and indemnification. MBIA’s aggregate $3.2 billion of estimated potential recoveries do not include damages from causes of action other than breach of contract. Irrespective of amounts recorded in its financial statements, MBIA is seeking to recover and/or assert claims for the full amount of its incurred losses and other damages on these transactions. MBIA has not collected any material amounts of cash related to these recoveries. Additional information on the status of these litigations can be found in the “Recovery Litigation” discussion within “Note 13: Commitments and Contingencies.”

MBIA has received five decisions with regard to the respective defendants’ motions to dismiss the Company’s claims. In each instance, the respective court denied the motion, allowing MBIA to proceed on, at minimum, its fraud and breach of contract claims. In December 2011, MBIA reached an agreement with one of the five sellers/servicers with whom it had initiated litigation and that litigation has been dismissed.

The Company’s assessment of the recovery outlook for insured second-lien RMBS issues is principally based on the following factors:

1.	the strength of the Company’s existing contract claims related to ineligible mortgage loan substitution/repurchase obligations;

2.	the settlement of Assured Guaranty’s and Syncora’s put-back related claims with Bank of America;

3.	the improvement in the financial strength of certain sellers/servicers due to mergers and acquisitions and/or government assistance, which should facilitate the ability of these sellers/servicers and their successors to comply with required loan repurchase/substitution obligations. The Company is not aware of any provisions that explicitly preclude or limit successors’ obligations to honor the obligations of original sellers/servicers. The Company’s assessment of any credit risk associated with sellers/servicers (or their successors) is reflected in the Company’s probability-weighted potential recovery scenarios;

4.	evidence of ineligible mortgage loan repurchase/substitution by sellers/servicers for put-back requests made by other harmed parties; this factor is further enhanced by (i) Bank of America’s disclosure that it has resolved $8.0 billion of repurchase requests in the fourth quarter of 2010; (ii) the Fannie Mae settlements with Ally Bank announced on December 23, 2010 and with Bank of America (which also involved Freddie Mac) announced on December 31, 2010, and (iii) the Company’s settlement agreements entered into on July 16, 2010 and December 13, 2011 respectively, between MBIA Corp. and sponsors of certain MBIA Corp.-insured mortgage loan securitizations in which the Company received consideration in exchange for a release relating to its representation and warranty claims against the sponsors. These settlements resolved all of MBIA’s representation and warranty claims against the sponsors on mutually beneficial terms and in aggregate were slightly more than the recoveries previously recorded by the Company related to these exposures;

5.	the defendants’ failure to win dismissals of MBIA’s put-back litigations discussed above, allowing MBIA to continue to pursue its contract and fraud claims;

6.	Countrywide’s unsuccessful appeal of its failure to win dismissal of MBIA’s fraud claims in the Countrywide litigation, allowing MBIA to pursue its fraud claims;

7.	MBIA’s successful motion in the Countrywide litigation allowing MBIA to present evidence of liability and damages through the introduction of statistically valid random samples of loans rather than on a loan-by-loan basis and subsequent decisions consistent with that ruling;

8.	Bank of America’s failure to win dismissal of MBIA’s claims for successor liability in the Countrywide litigation, as well as the completion of discovery relating to MBIA’s successor liability claims against Bank of America;

9.	MBIA’s successful motion regarding causation and the right to rescissory damages in the Countrywide litigation, which provides that MBIA is not required to establish a direct causal link between Countrywide’s misrepresentations and MBIA’s claims payments made pursuant to the insurance policies at issue, and that MBIA may seek damages equal to the amount that it has been and will be required to pay under the relevant policies, less premiums received;

10.	Syncora’s and Assured Guaranty’s successful motions regarding causation in their Federal court put-back litigations with JP Morgan Chase and Flagstar Bank, respectively, which support the ruling on causation in MBIA’s litigation against Countrywide; and

11.	other loan repurchase reserves and/or settlements which have been publicly disclosed by certain sellers/servicers.

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

First-lien RMBS Reserves

The Company’s first-lien RMBS case basis reserves as of September 30, 2012, which primarily relate to RMBS backed by alternative A-paper (“Alt-A”) and subprime mortgage loans were determined using the Roll Rate Methodology. The Company assumes that the Roll Rate for loans in foreclosure, REO and bankruptcy are 90%, 90% and 75%, respectively. Roll Rates for current, 30-59 day delinquent loans, 60-89 day delinquent loans and 90+ day delinquent loans are calculated on a transaction-specific basis. The Current Roll to Loss stay at the August 31, 2012 level for two months before declining to 25% of this level over a 24-month period. Additionally, the Company runs scenarios where the 90+ day roll rate to loss is set at 90%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of August 31, 2012 to estimate future losses from loans that are delinquent as of the current reporting period.

In calculating ultimate cumulative losses for first-lien RMBS, the Company estimates the amount of loans that are expected to be liquidated through foreclosure or short sale. The time to liquidation for a defaulted loan is specific to the loan’s delinquency bucket with the latest three-month average loss severities generally used to calculate losses at loan liquidation. The loss severities are reduced over time to account for reduction in the amount of foreclosure inventory, anticipated future increases in home prices, principal amortization of the loan and government foreclosure moratoriums.

ABS CDOs (Financial Guarantees and Insured Derivatives)

MBIA’s insured ABS CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes but are not limited to RMBS related collateral, ABS CDOs, corporate CDOs and collateralized loan obligations). These transactions were insured as either financial guarantee insurance policies or credit derivatives with the majority insured in the form of credit derivatives. Since the fourth quarter of 2007, MBIA’s insured par exposure within the ABS CDO portfolio has been substantially reduced through a combination of terminations and commutations. Accordingly, as of September 30, 2012, the insured par exposure of the ABS CDO financial guarantee insurance policies and credit derivatives portfolio has declined by approximately 88% of the insured amount as of December 31, 2007.

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

The primary factor in estimating reserves on insured ABS CDO policies written as financial guarantee insurance policies and in estimating impairments on insured ABS CDO credit derivatives is the losses associated with the underlying collateral in the transactions. MBIA’s approach to establishing reserves or impairments in this portfolio employs a methodology which is similar to other structured finance asset classes insured by MBIA. The Company uses a total of four probability-weighted scenarios in order to estimate its reserves or impairments for ABS CDOs.

As of September 30, 2012, the Company had loss and LAE reserves totaling $171 million related to ABS CDO financial guarantee insurance policies after the elimination of $242 million as a result of consolidating VIEs. For the nine months ended September 30, 2012, the Company incurred $6 million of losses and LAE recorded in earnings related to ABS CDO financial guarantee insurance policies after the elimination of an $18 million benefit as a result of consolidating VIEs. In the event of further deteriorating performance of the collateral referenced or held in ABS CDO transactions, the amount of losses estimated by the Company could increase materially.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Credit Impairments Related to Structured CMBS Pools, CRE CDOs and CRE Loan Pools (Financial Guarantees and Insured Derivatives)

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

The Company has developed multiple scenarios to consider the range of potential outcomes in the CRE market and their impact on MBIA. The approaches require substantial judgments about the future performance of the underlying loans, and include the following:

•

The first approach considers the range of commutation agreements achieved and agreed to since 2010, which included 66 structured CMBS pools, CRE CDOs and CRE loan pool policies totaling $33.1 billion of gross insured exposure. The Company considers the range of commutations achieved over the past several years with multiple counterparties. This approach results in an estimated price to commute the remaining policies with price estimates, based on this experience. It is customized by counterparty and is dependent on the level of dialogue with the counterparty and the credit quality and payment profile of the underlying exposure.

•

The second approach considers current delinquency rates and uses current and projected net operating income (“NOI”) and capitalization rates (“Cap Rates”) to project losses under two scenarios. Loans are stratified by size with larger loans being valued utilizing lower Cap Rates than for smaller loans. These scenarios also assume that Cap Rates and NOIs remain flat for the near term and then begin to improve gradually. Additionally, in these scenarios, any loan with a balance greater than $75 million with a debt service coverage ratio (“DSCR”) less than 1.0x or that was reported as being in any stage of delinquency, was reviewed individually so that performance and loss severity could be more accurately determined. Specific loan level assumptions for this large loan subset were then incorporated into these scenarios, as well as specific assumptions regarding certain smaller loans when there appeared to be a material change in the asset’s financial or delinquency performance over the preceding six months. As the Company continues to increase the level of granularity in its individual loan assessments, it analyzes and adjusts assumptions for loans with certain mitigating attributes, such as no lifetime delinquency, recent appraisals indicating sufficient value and large capital reserve levels. These scenarios project different levels of additional defaults with respect to loans that are current. This approach makes use of the most recent financial statements available at the property level.

•

The third approach stratifies loans into buckets based on delinquency status (including a “current” bucket) and utilizes recent Roll Rates actually experienced within each of the commercial mortgage-backed index (“CMBX”) series in order to formulate an assumption to predict future delinquencies. Ultimately, this generates losses over a projected time horizon based on the assumption that loss severities will begin to decline from the high levels seen over the past two years. The Company further examines those loans referenced in the CMBX indices which were categorized as 90+ days delinquent or in the process of foreclosure and determined the average monthly balance of such loans which were cured. The Company then applies the most recent rolling six-month average balance of all such cured loans to all underperforming loans in the 90+ day delinquent bucket or in the foreclosure process (and those projected to roll into late stage delinquency from the current and lesser stage levels of delinquency) and assumes all other loans are liquidated. The Company assumes all loans in the REO category liquidate over the next twelve months.

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

Based on a review of the data, the Company found property type and the DSCR to be the most significant determinants of a loan’s default probability, with other credit characteristics less influential. As a result, the Company developed a model in which the loans were divided into 168 representative cohorts based on their DSCR and property type. For each of these cohorts, the Company calculated the average annual probability of default, and then ran Monte Carlo simulations to estimate the timing of defaults. In addition, the model incorporated the following logic:

•

NOI and Cap Rates were assumed to remain at current levels for loans in the Company’s classified portfolio, resulting in no modifications or extensions under the model, other than as described in the next bullet point, to reflect the possibility that the U.S. economy and CRE market could experience no growth for the foreseeable future.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

•

Any valuation estimates obtained by special servicers since a loan’s origination as well as the Company’s individual large loan level analysis for loans with balances greater than $75 million were incorporated as described in the second approach. However, in the fourth approach no adjustments were made for loans lower than $75 million regardless of any mitigating factors.

The loss severities projected by these scenarios vary widely, from moderate to substantial losses, with the majority of projected losses relating to a subset of transactions with a single counterparty. The Company previously incorporated an additional actuarial based approach, which has been eliminated as it did not reflect the best current market observations. Actual losses will be a function of the proportion of loans in the pools that are foreclosed and liquidated and the loss severities associated with those liquidations. If the deductibles in the Company’s insured transactions and underlying referenced CMBS transactions are fully eroded, additional property level losses upon foreclosures and liquidations could result in substantial losses for MBIA. Since foreclosures and liquidations have only begun to take place during this economic cycle, particularly for larger properties, ultimate loss rates remain uncertain. Whether CMBS collateral is included in a structured pool or in a CRE CDO, the Company believes the modeling related to the underlying bond should be the same. However, adjustments may be needed for structural or legal reasons. The Company assigns a wide range of probabilities to these scenarios, with lower severity scenarios being weighted more heavily than higher severity scenarios. This reflects the view that liquidations will continue to be mitigated by loan extensions and modifications, and that property values and NOIs have bottomed for many sectors and markets in the U.S. The weightings are customized to each counterparty. If macroeconomic stress were to increase or the U.S. goes into a recession, higher delinquencies, liquidations and/or higher severities of loss upon liquidation may result and the Company may incur substantial additional losses. The foreclosure and REO pipelines are still relatively robust, with several restructurings and liquidations yet to occur, so the range of possible outcomes is wider than those for the Company’s exposures to ABS CDOs and second-lien RMBS.

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

For the nine months ended September 30, 2012, the Company incurred $87 million of losses and LAE recorded in earnings related to CRE CDO financial guarantee insurance policies. For the nine months ended September 30, 2012, additional credit impairments and LAE on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $502 million as a result of additional delinquencies and loan level liquidations, as well as continued refinements of MBIA’s assessment of various commutation possibilities. The majority of the increase relates to a subset of transactions with a single counterparty. The cumulative credit impairments and LAE on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $3.3 billion through September 30, 2012. Although the pace of increases in the delinquency rate has slowed and many loans are being modified, liquidations have taken place. Some loans were liquidated with minimal losses of 1% to 2%, others experienced near complete losses, and in some cases severities exceeded 100%. These liquidations have led to losses in the CMBS market, and in many cases, have resulted in reductions of enhancement to the individual CMBS bonds referenced by the insured structured CMBS pools. In certain insured transactions, these losses have resulted in deductible erosion. Bond level enhancement and pool level deductibles are structural features intended to mitigate losses to the Company. However, some of the transactions reference similar rated subordinate tranches of CMBS bonds. When there are broad-based declines in property performance, this leverage can result in rapid deterioration in pool performance.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Loss and LAE Activity

Financial Guarantee Insurance Losses (Non-Derivative)

The Company’s financial guarantee insurance losses and LAE for the nine months ended September 30, 2012 are presented in the following table:

Losses and LAE
	Nine Months Ended September 30, 2012
In millions	Second-lien RMBS	Other(1)	Total
Losses and LAE related to actual and expected payments	$180	$273	$453
Recoveries of actual and expected payments	(74)	(49)	(123)

Gross losses incurred	106	224	330
Reinsurance	-	-	-

Losses and LAE	$106	$224	$330

(1) - Primarily first-lien RMBS and financial guarantee CMBS.

The second-lien RMBS losses and LAE related to actual and expected payments included in the preceding table comprise net increases of previously established reserves. The second-lien RMBS recoveries of actual and expected payments comprise $154 million in recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, offset by an $80 million reduction in excess spread. Other losses and LAE expense primarily resulted from credit deterioration within first-lien RMBS and CMBS transactions.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of September 30, 2012:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	49	24	11	209	293
Number of issues(1)	27	14	10	137	188
Remaining weighted average contract period (in years)	8.7	4.6	7.8	9.4	8.7
Gross insured contractual payments outstanding(2):
Principal	$3,747	$1,409	$360	$9,671	$15,187
Interest	2,690	334	115	5,387	8,526

Total	$6,437	$1,743	$475	$15,058	$23,713

Gross claim liability	$-	$-	$-	$1,670	$1,670
Less:
Gross potential recoveries	-	-	-	3,844	3,844
Discount, net	-	-	-	178	178

Net claim liability (recoverable)	$-	$-	$-	$(2,352)	$(2,352)

Unearned premium revenue	$130	$17	$3	$119	$269

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

The gross claim liability as of September 30, 2012 and December 31, 2011 in the preceding tables represents the Company’s estimate of undiscounted probability-weighted future claim payments, which principally relate to insured first-lien and second-lien RMBS transactions and U.S. public finance transactions. The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments, and principally relate to insured second-lien RMBS transactions. Both amounts reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

The following table presents the components of the Company’s loss and LAE reserves and insurance loss recoverable as reported on the Company’s consolidated balance sheets as of September 30, 2012 and December 31, 2011 for insured obligations within MBIA’s “Classified List.” The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

In millions	As of September 30, 2012	As of December 31, 2011
Loss reserves (claim liability)	$862	$781
LAE reserves	83	55

Loss and LAE reserves	$945	$836

Insurance claim loss recoverable	$(3,281)	$(3,032)
LAE insurance loss recoverable	(35)	(14)

Insurance loss recoverable	$(3,316)	$(3,046)

Reinsurance recoverable on unpaid losses	$13	$15
Reinsurance recoverable on paid losses	2	1

Reinsurance recoverable on paid and unpaid losses	$15	$16

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

As of September 30, 2012, loss and LAE reserves include $1.3 billion of reserves for expected future payments offset by expected recoveries of such future payments of $395 million. As of December 31, 2011, loss and LAE reserves included $1.4 billion of reserves for expected future payments offset by expected recoveries of such future payments of $562 million. As of September 30, 2012 and December 31, 2011, the insurance loss recoverable primarily related to estimated recoveries of payments made by the Company resulting from ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans and expected future recoveries on second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions. The Company expects to be reimbursed for the majority of its potential recoveries related to ineligible mortgage loans by the second quarter of 2013.

Total paid losses and LAE, net of reinsurance and collections, for the nine months ended September 30, 2012 was $489 million, including $330 million related to insured second-lien RMBS transactions. For the nine months ended September 30, 2012, the increase in insurance loss recoverable related to paid losses totaled $270 million, and primarily related to insured second-lien RMBS transactions.

The following table presents the Company’s second-lien RMBS exposure, gross undiscounted claim liability and potential recoveries for amounts excluding consolidated VIEs and amounts related to consolidated VIEs, as of September 30, 2012. All insured transactions with potential recoveries are included within the “Classified List.”

Second-lien RMBS Exposure		Outstanding		Gross Undiscounted
$ in billions	Issues	Gross Principal	Gross Interest	Claim Liability	Potential Recoveries
Excluding Consolidated VIEs:
Insured issues designated as “Classified List”	22	$4.2	$1.7	$0.3	$3.2
Insured issues reviewed with potential recoveries	15	$3.9	$1.6	$0.2	$3.1
Consolidated VIEs:
Insured issues designated as “Classified List”	12	$2.3	$0.9	$0.1	$1.4
Insured issues reviewed with potential recoveries	11	$2.2	$0.8	$0.1	$1.4

The Company has performed reviews on 29 of the 34 total insured issues designated as “Classified List” and recorded potential recoveries on 26 of those 29 issues, primarily related to four issuers (Countrywide, RFC, GMAC and Credit Suisse). In addition, the Company has received consideration on two transactions, including one Alt-A transaction, which have been excluded in the preceding table.

The following table presents changes in the Company’s loss and LAE reserves for the nine months ended September 30, 2012. Changes in the loss and LAE reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in the timing and amounts of estimated payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of September 30, 2012, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 1.26%. LAE reserves are expected to be settled within a one-year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Nine Months Ended September 30, 2012
Gross Loss and LAE Reserves as of December 31, 2011	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Timing of Payments	Changes in Amount of Net Payments	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Gross Loss and LAE Reserves as of September 30, 2012
$836	$(283)	$9	$26	$52	$3	$267	$7	$28	$945

The increase in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily due to changes in assumptions, timing of payments, and changes in LAE reserves, offset by decreases in reserves related to loss payments on insured first-lien and second-lien RMBS issues outstanding as of December 31, 2011.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the nine months ended September 30, 2012. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in the timing and amounts of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Nine Months Ended September 30, 2012
In millions	Gross Reserve as of December 31, 2011	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Timing of Collections	Changes in Amount of Collections	Changes in Assumptions	Changes in LAE Recoveries	Gross Reserve as of September 30, 2012
Insurance loss recoverable	$3,046	$(6)	$30	$8	$-	$(149)	$366	$21	$3,316
Recoveries on unpaid losses	562	-	6	19	-	-	(185)	(7)	395

Total	$3,608	$(6)	$36	$27	$-	$(149)	$181	$14	$3,711

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

The following table presents the Company’s total estimated recoveries from ineligible mortgage loans included in certain insured second-lien mortgage loan securitizations as of September 30, 2012. The total estimated recoveries from ineligible mortgage loans of $3.2 billion include $2.1 billion recorded as “Insurance loss recoverable” and $1.1 billion recorded as “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

In millions

Total Estimated Recoveries from Ineligible Mortgage Loans as of December 31, 2011	Accretion of Future Collections	Changes in Discount Rates	Recoveries (Collections)	Changes in Amount of Collections	Changes in Assumptions	Total Estimated Recoveries from Ineligible Mortgage Loans as of September 30, 2012
$3,119	$34	$2	$-	$-	$92	$3,247

The Company’s total estimated recoveries from ineligible mortgage loans in the preceding table increased primarily as a result of the probability-weighted scenarios as described within the preceding “Second-lien RMBS Recoveries” section.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Costs associated with remediating insured obligations assigned to the Company’s “Caution List—Low,” “Caution List—Medium,” “Caution List—High” and “Classified List” are recorded as LAE. LAE is primarily recorded as part of the Company’s provision for its loss reserves and included in “Losses and loss adjustment” on the Company’s consolidated statements of operations. The following table presents the gross expenses related to remedial actions for insured obligations:

	Nine Months Ended September 30,
In millions	2012	2011
Loss adjustment expense incurred, gross	$113	$76

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

1. Financial Assets (excluding derivative assets)

Financial assets, excluding derivative assets, held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company reviews the assumptions, inputs and methodologies used by pricing services to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company believes a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update their price, and the Company still does not agree with the price provided, the Company will try to obtain a price from another third-party provider, such as a broker, or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of September 30, 2012 or December 31, 2011. All challenges to third-party prices are reviewed by staff of the Company with relevant expertise to ensure reasonableness of assumptions.

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

Fixed-Maturity Securities (including short-term investments) Held as Available-For-Sale, Fixed-Maturity Securities at Fair Value, Investments Pledged as Collateral, Investments Held-to-Maturity, and Other Investments

Fixed-maturity securities (including short-term investments) held as available-for-sale, fixed-maturity securities at fair value, investments pledged as collateral, and other investments include investments in U.S. Treasury and government agencies, foreign governments, corporate obligations, MBS and ABS (including CMBS and CDOs), state and municipal bonds and equity securities (including perpetual preferred securities and money market mutual funds).

These investments are generally valued based on recently executed transaction prices or quoted market prices. When quoted market prices are not available, fair value is generally determined using quoted prices of similar investments or a valuation model based on observable and unobservable inputs. Inputs vary depending on the type of investment. Observable inputs include contractual cash flows, interest rate yield curves, CDS spreads, prepayment and volatility scores, diversity scores, cross-currency basis index spreads, and credit spreads for structures similar to the financial instrument in terms of issuer, maturity and seniority. Unobservable inputs include cash flow projections and the value of any credit enhancement.

The fair value of the investments held-to-maturity is determined using discounted cash flow models. Key inputs include unobservable cash flows projected over the expected term of the investment discounted using observable interest rate yield curves of similar securities.

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

Medium-Term Notes

The fair values of MTNs are based on quoted market prices provided by third-party sources, where available. When quoted market prices are not available, the Company applies a matrix pricing grid based on the quoted market prices received and the MTNs’ stated maturity and interest rate to determine fair value. Nonperformance risk is included in the quoted market prices and the matrix pricing grid.

The Company has elected to record three MTNs at fair value as they contain embedded derivatives which cannot accurately be separated from the host debt instrument and fair valued separately, therefore, these three MTNs are carried at fair value with changes in fair value reflected in earnings. The remaining MTNs, which are not carried at fair value, do not contain embedded derivatives.

As these MTNs are illiquid and the prices reflect significant unobservable inputs, they are categorized as Level 3 of the fair value hierarchy.

Variable Interest Entity Notes

The fair values of VIE notes are determined based on recently executed transaction prices or quoted prices where observable. When position-specific quoted prices are not observable, fair values are based on quoted prices of similar securities. Fair values based on quoted prices of similar securities may be adjusted for factors unique to the securities, including any credit enhancement. When observable quoted prices are not available, fair value is determined based on discounted cash flow techniques of the underlying collateral using observable and unobservable inputs. Observable inputs include interest rate yield curves and bond spreads of similar securities. Unobservable inputs include the value of any credit enhancement. VIE notes are categorized in Level 2 or Level 3 of the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Derivatives—Insurance

The derivative contracts insured by the Company cannot be legally traded and generally do not have observable market prices. The Company determines the fair values of insured credit derivatives using valuation models.

Approximately 81% of the balance sheet fair value of insured credit derivatives as of September 30, 2012 was valued using the Binomial Expansion Technique (“BET”) Model. Approximately 19% of the balance sheet fair value of insured credit derivatives as of September 30, 2012 was valued using the internally developed Direct Price Model. An immaterial amount of insured credit derivatives were valued using the dual-default model. The valuation of insured derivatives includes the impact of its own credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as their fair value is derived using significant unobservable inputs.

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

Spread Hierarchy:

•	Collateral-specific credit spreads when observable.

•	Sector-specific spread tables by asset class and rating.

•	Corporate spreads, including Bloomberg spread tables based on rating.

•	Benchmark from most relevant market source when corporate spreads are not directly relevant.

There were some transactions where the Company incorporated multiple levels within the hierarchy, including using actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. As of September 30, 2012, sector-specific spreads were used in 9% of the transactions valued using the BET Model. Corporate spreads were used in 46% of the transactions and spreads benchmarked from the most relevant spread source were used for 45% of the transactions. The spread source can also be identified by whether or not it is based on collateral weighted average rating factor (“WARF”). No collateral-specific spreads are based on WARF, sector-specific and corporate spreads are based on WARF, and some benchmarked spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spreads were used for 77% of the transactions.

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

d. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET Model at discount rates which include MBIA CDS spreads as of September 30, 2012. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than the Company’s recovery derivative price multiplied by the unadjusted derivative liability.

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

Overall Model Results

As of September 30, 2012 and December 31, 2011, the Company’s net insured derivative liability was $3.3 billion and $4.8 billion, respectively, and was primarily related to the fair values of insured credit derivatives, based on the results of the aforementioned pricing models. In the current environment, the most significant driver of changes in fair value is nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $4.4 billion and $5.7 billion lower than the net liability that would have been estimated if the Company excluded nonperformance risk in its valuation as of September 30, 2012 and December 31, 2011, respectively. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of the Company’s economic condition, that the Company will be able to pay all claims when due.

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

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of September 30, 2012. This table excludes inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations.

In millions	Fair Value as of September 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,892	Quoted market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 22% (4%)
Loan repurchase commitments	1,051	Discounted cash flow	Recovery rates	9% - 96% (43%)
			Breach rates	65% - 94% (78%)
Liabilities of consolidated VIEs:
Variable interest entity notes	1,885	Quoted market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 20% (6%)
Credit derivative liabilities, net:
CMBS	1,533	BET Model	Recovery rates	20% - 90% (51%)
			Nonperformance risk	8% - 62% (57%)
			Weighted average life (in years)	0.3 - 5.9 (4.6)
			CMBS spreads	1% - 22% (12%)
Multi-sector CDO	628	Direct Price Model	Nonperformance risk	63% - 63% (63%)
Other	1,156	BET Model	Recovery rates	42% - 75% (47%)
			Nonperformance risk	8% - 63% (50%)
			Weighted average life (in years)	0.2 - 19.0 (3.1)

Sensitivity of Significant Unobservable Inputs

The significant unobservable input used in the fair value measurement of the Company’s loans receivable at fair value of consolidated VIEs is the impact of the financial guarantee. The fair value of loans receivable is calculated by subtracting the value of the financial guarantee from the market value of VIE liabilities. The value of a financial guarantee is estimated by the Company as the present value of expected cash payments under the policy. As expected cash payments provided by the Company under the insurance policy increase, there is a lower expected cash flow on the underlying loans receivable of the VIE. This results in a lower fair value of the loans receivable in relation to the obligations of the VIE.

The significant unobservable inputs used in the fair value measurement of the Company’s loan repurchase commitments of consolidated VIEs are the recovery rates and the breach rates. Recovery rates reflect the estimates of future cash flows reduced for litigation delays and risks and/or potential financial distress of the sellers/services. The estimated recoveries of the loan repurchase commitments may differ from the actual recoveries that may be received in the future. Breach rates represent the rate at which the mortgages fail to comply with stated representations and warranties of the sellers/servicers. Significant increases or decreases in the recovery rates and the breach rates would result in significantly higher or lower fair values of the loan repurchase commitments, respectively. Additionally, changes in the legal environment and the ability of the counterparties to pay would impact the recovery rate assumptions, which could significantly impact the fair value measurement. Any significant challenges by the counterparties to the Company’s determination of breaches of representations and warranties could significantly adversely impact the fair value measurement. Recovery rates and breach rates are determined independently. Changes in one input will not necessarily have any impact on the other input.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The significant unobservable input used in the fair value measurement of the Company’s variable interest entity notes of consolidated VIEs is the impact of the financial guarantee. The fair value of VIE notes is calculated by adding the value of the financial guarantee to the market value of VIE assets. The value of a financial guarantee is estimated by the Company as the present value of expected cash payments under the policy. As the value of the guarantee provided by the Company to the obligations issued by the VIE increases, the credit support adds value to the liabilities of the VIE. This results in an increase in the fair value of the liabilities of the VIE.

The significant unobservable inputs used in the fair value measurement of the Company’s CMBS credit derivatives, which are valued using the BET Model, are CMBS spreads, recovery rates, nonperformance risk and weighted average life. The CMBS spread is an indicator of credit risk of the collateral securities. The recovery rate represents the percentage of notional expected to be recovered after an asset defaults, indicating the severity of a potential loss. The nonperformance risk is an assumption of the Company’s own ability to pay and whether the Company will have the necessary resources to pay the obligations as they come due. Weighted average life is based on the Company’s estimate of when the principal of the underlying collateral of the CMBS structure will be repaid. A significant increase or decrease in CMBS spreads or weighted average life would result in an increase or decrease in the fair value of the derivative liabilities, respectively. Any significant increase or decrease in recovery rates or the Company’s nonperformance risk would result in a decrease or increase in the fair value of the derivative liabilities, respectively. CMBS spreads, recovery rates, nonperformance risk and weighted average lives are determined independently. Changes in one input will not necessarily have any impact on the other inputs.

The significant unobservable input used in the fair value measurement of the Company’s multi-sector CDO credit derivatives, which are valued using the Direct Price Model, is nonperformance risk. The nonperformance risk is an assumption of the Company’s own ability to pay and whether the Company will have the necessary resources to pay the obligations as they come due. Any significant increase or decrease in the Company’s nonperformance risk would result in a decrease or increase in the fair value of the derivative liabilities, respectively.

The significant unobservable inputs used in the fair value measurement of the Company’s other credit derivatives, which are valued using the BET Model, are recovery rates, nonperformance risk and weighted average life. The recovery rate represents the percentage of notional expected to be recovered after an asset defaults, indicating the severity of a potential loss. The nonperformance risk is an assumption of the Company’s own ability to pay and whether the Company will have the necessary resources to pay the obligations as they come due. Weighted average life is based on the Company’s estimate of when the principal of the underlying collateral will be repaid. Any significant increase or decrease in weighted average life would result in an increase or decrease in the fair value of the derivative liabilities, respectively. Any significant increase or decrease in recovery rates or the Company’s nonperformance risk would result in a decrease or increase in the fair value of the derivative liabilities, respectively. Recovery rates, nonperformance risk and weighted average lives are determined independently. Changes in one input will not necessarily have any impact on the other inputs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of September 30, 2012
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$860	$101	$-		$-	$961
Foreign governments	257	72	12	(1)	-	341
Corporate obligations	1	1,136	91	(1)	-	1,228
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,073	-		-	1,073
Residential mortgage-backed non-agency	-	169	7	(1)	-	176
Commercial mortgage-backed	-	19	30	(1)	-	49
Asset-backed securities:
Collateralized debt obligations	-	64	30	(1)	-	94
Other asset-backed	-	116	73	(1)	-	189
State and municipal bonds	-	888	71	(1)	-	959

Total taxable bonds	1,118	3,638	314		-	5,070
Tax-exempt bonds:
State and municipal bonds	-	925	23	(1)	-	948
Other fixed-maturity investments	-	10	-		-	10

Total fixed-maturity investments	1,118	4,573	337		-	6,028
Money market securities	593	-	-		-	593
Perpetual preferred securities	-	28	3	(1)	-	31
Other	20	-	11	(1)	-	31

Total investments	1,731	4,601	351		-	6,683
Cash and cash equivalents	298	-	-		-	298
Derivative assets:
Insured derivative assets:
Credit derivatives	-	-	1		-	1
Non-insured derivative assets:
Interest rate derivatives	-	95	4	(1)	(96)	3

Total derivative assets	-	95	5		(96)	4

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of September 30, 2012
Assets of consolidated VIEs:
Fixed-maturity investments:
Corporate obligations	-	219	83	(1)	-	302
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	852	8	(1)	-	860
Commercial mortgage-backed	-	409	13	(1)	-	422
Asset-backed securities:
Collateralized debt obligations	-	191	173	(1)	-	364
Other asset-backed	-	126	66	(1)	-	192
State and municipal taxable bonds	-	41	-		-	41
Money market securities	15	-	-		-	15

Total fixed-maturity investments	15	1,838	343		-	2,196
Cash	143	-	-		-	143
Loans receivable	-	-	1,892		-	1,892
Loan repurchase commitments	-	-	1,051		-	1,051

Total assets	$2,187	$6,534	$3,642		$(96)	$12,267

Liabilities:
Medium-term notes	$-	$-	$168	(1)	$-	$168
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	14	3,318		-	3,332
Non-insured derivatives:
Interest rate derivatives	-	305	4	(1)	(311)	(2)
Currency derivatives	-	1	1	(1)	-	2
Other liabilities:
Warrants	-	18	-		-	18
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,741	1,885		-	3,626
Derivative liabilities:
Interest rate derivatives	-	157	-		-	157
Currency derivatives	-	-	23	(1)	-	23

Total liabilities	$-	$2,236	$5,399		$(311)	$7,324

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

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
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,038	$103	$-	$-	$1,141
Foreign governments	277	62	11	-	350
Corporate obligations	1	1,531	207	-	1,739
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,276	8	-	1,284
Residential mortgage-backed non-agency	-	350	17	-	367
Commercial mortgage-backed	-	34	24	-	58
Asset-backed securities:
Collateralized debt obligations	-	78	60	-	138
Other asset-backed	-	130	317	-	447
State and municipal bonds	-	924	-	-	924

Total taxable bonds	1,316	4,488	644	-	6,448
Tax-exempt bonds:
State and municipal bonds	-	1,137	28	-	1,165
Other fixed-maturity investments	-	15	-	-	15

Total fixed-maturity investments	1,316	5,640	672	-	7,628
Money market securities	912	-	-	-	912
Perpetual preferred securities	-	106	1	-	107
Other	25	-	10	-	35

Total investments	2,253	5,746	683	-	8,682
Cash and cash equivalents	473	-	-	-	473
Derivative assets:
Non-insured derivative assets:
Credit derivatives	-	1	-	-	1
Interest rate derivatives	-	91	3	-	94
Other	-	-	-	(93)	(93)

Total derivative assets	-	92	3	(93)	2

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2011
Assets of consolidated VIEs:
Fixed-maturity investments:
Corporate obligations	-	170	69	-	239
Mortgage-backed securities:
Residential mortgage-backed agency	-	3	-	-	3
Residential mortgage-backed non-agency	-	1,437	21	-	1,458
Commercial mortgage-backed	-	559	22	-	581
Asset-backed securities:
Collateralized debt obligations	-	330	203	-	533
Other asset-backed	-	236	67	-	303
Money market securities	199	-	-	-	199

Total fixed-maturity investments	199	2,735	382	-	3,316
Cash	160	-	-	-	160
Loans receivable	-	-	2,046	-	2,046
Loan repurchase commitments	-	-	1,077	-	1,077
Derivative assets:
Credit derivatives	-	-	447	-	447
Interest rate derivatives	-	3	-	-	3

Total assets	$3,085	$8,576	$4,638	$(93)	$16,206

Liabilities:
Medium-term notes	$-	$-	$165	$-	$165
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	18	4,790	-	4,808
Non-insured derivatives:
Interest rate derivatives	-	445	-	-	445
Currency derivatives	-	4	-	-	4
Other	-	-	-	(93)	(93)
Other liabilities:
Warrants	-	38	-	-	38
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,865	2,889	-	4,754
Derivative liabilities:
Credit derivatives	-	-	527	-	527
Interest rate derivatives	-	281	-	-	281
Currency derivatives	-	-	17	-	17

Total liabilities	$-	$2,651	$8,388	$(93)	$10,946

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Level 3 assets at fair value, as of September 30, 2012 and December 31, 2011 represented approximately 30% and 29%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value, as of September 30, 2012 and December 31, 2011 represented approximately 74% and 77%, respectively, of total liabilities measured at fair value.

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of September 30, 2012	Carry Value Balance as of September 30, 2012
Assets:
Other investments	$-	$-	$9	$9	$9
Accrued investment income(1)	51	-	-	51	51
Receivable for investments sold(1)	159	-	-	159	159
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,867	2,867	3,015

Total assets	$210	$-	$2,876	$3,086	$3,234

Liabilities:
Investment agreements	$-	$-	$1,254	$1,254	$993
Medium-term notes	-	-	1,068	1,068	1,438
Long-term debt	-	1,109	-	1,109	1,836
Payable for investments purchased(2)	150	-	-	150	150
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	3,166	3,166	3,468

Total liabilities	$150	$1,109	$5,488	$6,747	$7,885

Financial Guarantees:
Gross	$-	$-	$866	$866	$720
Ceded	-	-	88	88	94

(1) - Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) - Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using			Fair Value Balance as of December 31, 2011	Carry Value Balance as of December 31, 2011
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other investments	$-	$-	$11	$11	$11
Accrued investment income(1)	63	-	-	63	63
Receivable for investments sold(1)	32	-	-	32	32
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	3,489	3,489	3,843

Total assets	$95	$-	$3,500	$3,595	$3,949

Liabilities:
Investment agreements	$-	$-	$1,853	$1,853	$1,578
Medium-term notes	-	-	1,187	1,187	1,491
Securities sold under agreements to repurchase	-	286	-	286	287
Long-term debt	-	1,117	-	1,117	1,840
Payable for investments purchased(2)	3	-	-	3	3
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	3,297	3,297	3,943
Long-term debt	-	-	368	368	360

Total liabilities	$3	$1,403	$6,705	$8,111	$9,502

Financial Guarantees:
Gross	$-	$-	$1,451	$1,451	$1,305
Ceded	-	-	94	94	104

(1) - Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) - Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2012 and 2011:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2012

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2012
Assets:
Foreign governments	$12	$-	$-	$-	$1	$9	$-	$(10)	$-	$-	$-	$12	$-
Corporate obligations	98	-	4	(2)	-	2	-	(13)	-	10	(8)	91	3
Residential mortgage- backed agency	4	-	-	-	-	-	-	(1)	-	-	(3)	-	-
Residential mortgage- backed non-agency	33	(1)	-	2	-	-	-	(5)	-	1	(23)	7	-
Commercial mortgage-backed	27	-	-	1	-	1	-	-	-	1	-	30	-
Collateralized debt obligations	29	(4)	-	9	-	-	-	(4)	-	4	(4)	30	-
Other asset-backed	69	(2)	-	2	-	1	-	(1)	-	4	-	73	-
State and municipal taxable bonds	-	-	-	-	-	-	-	-	-	71	-	71	-
State and municipal tax-exempt bonds	25	-	-	-	-	-	-	(2)	-	-	-	23	-
Perpetual preferred securities	3	-	-	-	-	-	-	-	-	-	-	3	-
Other investments	10	-	1	-	-	-	-	-	-	-	-	11	-
Assets of consolidated VIEs:
Corporate obligations	95	-	(10)	-	-	-	-	(2)	-	3	(3)	83	1
Residential mortgage- backed non-agency	10	-	-	-	-	-	-	(1)	-	2	(3)	8	-
Commercial mortgage-backed	12	-	1	-	-	-	-	-	-	-	-	13	1
Collateralized debt obligations	140	-	(5)	2	-	-	-	(1)	-	37	-	173	(2)
Other asset-backed	42	-	(1)	-	-	-	-	(5)	-	30	-	66	1
Loans receivable	1,903	-	61	-	-	-	-	(72)	-	-	-	1,892	61
Loan repurchase commitments	1,032	-	19	-	-	-	-	-	-	-	-	1,051	19

Total assets	$3,544	$(7)	$70	$14	$1	$13	$-	$(117)	$-	$163	$(44)	$3,637	$84

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2012
Liabilities:
Medium-term notes	$151	$-	$14	$-	$3	$-	$-	$-	$-	$-	$-	$168	$14
Credit derivatives, net	3,285	-	32	-	-	-	-	-	-	-	-	3,317	33
Interest rate derivatives, net	(4)	-	-	-	-	-	-	-	-	4	-	-	5
Currency derivatives, net	-	-	-	-	-	-	-	-	-	1	-	1	-
Liabilities of consolidated VIEs:
VIE notes	1,867	-	128	-	-	-	-	(110)	-	-	-	1,885	128
Currency derivatives, net	21	-	2	-	-	-	-	-	-	-	-	23	2

Total liabilities	$5,320	$-	$176	$-	$3	$-	$-	$(110)	$-	$5	$-	$5,394	$182

(1) - Transferred in and out at the end of the period.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2011

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2011
Assets:
Foreign governments	$13	$-	$-	$-	$(2)	$3	$-	$(3)	$-	$-	$-	$11	$-
Corporate obligations	294	(1)	-	(10)	(5)	19	-	(32)	(38)	115	-	342	-
Residential mortgage- backed agency	-	-	-	-	-	1	-	-	-	-	-	1	-
Residential mortgage- backed non-agency	28	(1)	-	1	-	4	-	(4)	-	1	(2)	27	-
Commercial mortgage-backed	50	(2)	-	-	-	-	-	(3)	(13)	-	-	32	-
Collateralized debt obligations	162	(2)	-	(3)	-	39	2	(79)	(28)	1	(25)	67	-
Other asset-backed	331	-	-	(27)	-	-	-	(9)	-	3	(28)	270	-
State and municipal taxable bonds	13	1	-	1	-	-	-	(15)	-	-	-	-	-
State and municipal tax-exempt bonds	32	-	-	-	-	-	-	(2)	-	-	-	30	-
Perpetual preferred securities	-	-	-	-	-	-	-	-	-	1	-	1	-
Assets of consolidated VIEs:
Corporate obligations	62	-	(5)	-	-	-	-	(1)	-	7	-	63	(2)
Residential mortgage- backed non-agency	17	-	3	-	-	-	-	(1)	(6)	2	-	15	1
Commercial mortgage-backed	27	-	(1)	-	-	-	-	-	(11)	2	-	17	(2)
Collateralized debt obligations	201	-	(17)	(7)	-	60	-	(1)	(21)	12	(21)	206	(14)
Other asset-backed	73	-	5	-	-	-	-	-	(6)	-	(1)	71	5
Loans receivable	2,320	-	(36)	-	-	-	-	(66)	-	-	-	2,218	(36)
Loan repurchase commitments	905	-	33	-	-	-	-	-	-	-	-	938	33

Total assets	$4,528	$(5)	$(18)	$(45)	$(7)	$126	$2	$(216)	$(123)	$144	$(77)	$4,309	$(15)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2011
Liabilities:
Medium-term notes	$206	$-	$(69)	$-	$(9)	$-	$-	$-	$-	$-	$-	$128	$(69)
Credit derivatives, net	5,657	78	(777)	-	-	-	-	(78)	-	-	-	4,880	(388)
Interest rate derivatives, net	(4)	-	1	-	-	-	-	-	-	-	-	(3)	5
Liabilities of consolidated VIEs:
VIE notes	4,513	-	(194)	-	-	-	-	(207)	(981)	-	-	3,131	(194)
Credit derivatives, net	920	-	(154)	-	-	-	-	(1)	-	-	-	765	(154)
Currency derivatives, net	16	-	2	-	-	-	-	-	-	-	-	18	2

Total liabilities	$11,308	$78	$(1,191)	$-	$(9)	$-	$-	$(286)	$(981)	$-	$-	$8,919	$(798)

(1) - Transferred in and out at the end of the period.

Transfers into and out of Level 3 were $168 million and $44 million, respectively, for the three months ended September 30, 2012. Transfers into and out of Level 2 were $44 million and $168 million, respectively, for the three months ended September 30, 2012. Transfers into Level 3 were principally for state and municipal taxable bonds, CDOs, other asset-backed and corporate obligations where inputs, which are significant to their valuation, became unobservable during the year. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Residential mortgage-backed non-agency and corporate obligations comprised the majority of the transferred instruments out of Level 3. There were no transfers into or out of Level 1.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2012 and 2011:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2012

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2012
Assets:
Foreign governments	$11	$-	$-	$-	$1	$22	$-	$(19)	$(3)	$-	$-	$12	$-
Corporate obligations	207	(15)	9	24	-	18	-	(29)	(140)	25	(8)	91	8
Residential mortgage- backed agency	8	-	-	1	-	-	-	(1)	-	4	(12)	-	-
Residential mortgage- backed non-agency	17	(1)	-	(1)	-	-	-	(11)	(3)	31	(25)	7	-
Commercial mortgage-backed	24	-	-	5	-	1	-	-	-	1	(1)	30	-
Collateralized debt obligations	60	(9)	-	18	-	-	-	(12)	(10)	14	(31)	30	-
Other asset-backed	317	(58)	-	71	-	5	-	(11)	(250)	5	(6)	73	-
State and municipal taxable bonds	-	-	-	-	-	-	-	-	-	71	-	71	-
State and municipal tax-exempt bonds	28	-	-	-	-	-	-	(5)	-	-	-	23	-
Perpetual preferred securities	1	-	-	1	-	-	-	-	-	4	(3)	3	-
Other investments	10	-	1	-	-	-	-	-	-	-	-	11	-
Assets of consolidated VIEs:
Corporate obligations	69	-	(15)	(6)	-	28	-	(5)	-	15	(3)	83	3
Residential mortgage- backed non-agency	21	-	6	-	-	-	-	(5)	(15)	5	(4)	8	3
Commercial mortgage-backed	22	-	3	-	-	-	-	(3)	(8)	5	(6)	13	2
Collateralized debt obligations	203	-	(5)	(1)	-	-	-	(1)	(74)	51	-	173	5
Other asset-backed	67	-	4	-	-	4	-	(8)	(35)	34	-	66	5
Loans receivable	2,046	-	52	-	-	-	-	(204)	(2)	-	-	1,892	52
Loan repurchase commitments	1,077	-	(26)	-	-	-	-	-	-	-	-	1,051	(26)

Total assets	$4,188	$(83)	$29	$112	$1	$78	$-	$(314)	$(540)	$265	$(99)	$3,637	$52

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2012
Liabilities:
Medium-term notes	$165	$-	$3	$-	$-	$-	$-	$-	$-	$-	$-	$168	$4
Credit derivatives, net	4,790	463	(1,473)	-	-	-	-	(463)	-	-	-	3,317	(538)
Interest rate derivatives, net	(3)	-	(1)	-	-	-	-	-	-	4	-	-	12
Interest rate derivatives, net	-	-	-	-	-	-	-	-	-	1	-	1	-
Liabilities of consolidated VIEs:
VIE notes	2,889	-	348	-	-	-	-	(369)	(983)	-	-	1,885	292
Credit derivatives, net	80	-	2	-	-	-	-	-	(82)	-	-	-	-
Currency derivatives, net	17	-	6	-	-	-	-	-	-	-	-	23	6

Total liabilities	$7,938	$463	$(1,115)	$-	$-	$-	$-	$(832)	$(1,065)	$5	$-	$5,394	$(224)

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2011

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2011
Assets:
Foreign governments	$11	$-	$-	$-	$(1)	$9	$-	$(8)	$-	$7	$(7)	$11	$-
Corporate obligations	246	(1)	-	(3)	(2)	30	-	(65)	(50)	202	(15)	342	-
Residential mortgage- backed agency	41	-	-	1	-	2	-	(1)	(1)	-	(41)	1	-
Residential mortgage- backed non-agency	48	(2)	-	11	(1)	15	-	(14)	(19)	9	(20)	27	-
Commercial mortgage-backed	41	(2)	-	2	1	8	-	(3)	(14)	-	(1)	32	-
Collateralized debt obligations	192	(4)	-	25	-	46	3	(112)	(36)	49	(96)	67	-
Other asset-backed	349	-	-	(26)	-	10	-	(20)	(2)	16	(57)	270	-
State and municipal taxable bonds	14	1	-	-	-	-	-	(15)	-	-	-	-	-
State and municipal tax-exempt bonds	36	-	-	-	-	2	-	(7)	(1)	-	-	30	-
Perpetual preferred securities	-	-	-	-	-	-	-	-	-	1	-	1	-
Assets of consolidated VIEs:
Corporate obligations	82	-	(18)	-	-	-	-	(5)	-	11	(7)	63	(2)
Residential mortgage- backed non-agency	40	-	2	3	-	-	-	(6)	(6)	2	(20)	15	2
Commercial mortgage-backed	23	-	6	-	-	-	-	(2)	(12)	2	-	17	3
Collateralized debt obligations	245	-	(27)	(7)	-	60	-	(3)	(21)	48	(89)	206	1
Other asset-backed	81	-	(3)	-	-	-	-	(2)	(6)	2	(1)	71	2
Loans receivable	2,183	-	260	-	-	-	-	(223)	(2)	-	-	2,218	260
Loan repurchase commitments	835	-	91	-	-	-	12	-	-	-	-	938	91

Total assets	$4,467	$(8)	$311	$6	$(3)	$182	$15	$(486)	$(170)	$349	$(354)	$4,309	$357

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included In Earnings for Liabilities still held as of September 30, 2011
Liabilities:
Medium-term notes	$116	$-	$9	$-	$3	$-	$-	$-	$-	$-	$-	$128	$9
Credit derivatives, net	4,350	683	530	-	-	-	-	(683)	-	-	-	4,880	2,160
Interest rate derivatives, net	(5)	-	1	-	-	-	-	-	-	1	-	(3)	6
Liabilities of consolidated VIEs:
VIE notes	4,673	-	75	-	-	-	-	(456)	(1,161)	-	-	3,131	75
Credit derivatives, net	768	-	(3)	-	-	-	-	-	-	-	-	765	(3)
Currency derivatives, net	14	-	4	-	-	-	-	-	-	-	-	18	4

Total liabilities	$9,916	$683	$616	$-	$3	$-	$-	$(1,139)	$(1,161)	$1	$-	$8,919	$2,251

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $270 million and $99 million, respectively, for the nine months ended September 30, 2012. Transfers into and out of Level 2 were $99 million and $270 million, respectively, for the nine months ended September 30, 2012. Transfers into Level 3 were principally related to state and municipal taxable bonds, CDOs, other asset-backed, residential mortgage-backed non-agency and corporate obligations where inputs, which are significant to their valuation, became unobservable during the year. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. CDOs, residential mortgage-backed non-agency, residential mortgage-backed agency and corporate obligations comprised the majority of the transferred instruments out of Level 3. There were no transfers into or out of Level 1.

Transfers into and out of Level 3 were $350 million and $354 million, respectively, for the nine months ended September 30, 2011. Transfers into and out of Level 2 were $354 million and $350 million, respectively, for the nine months ended September 30, 2011. These transfers were principally related to available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations, CDOs, residential mortgage-backed non-agency and other asset-backed comprised the majority of the transferred instruments. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the three months ended September 30, 2012 and 2011 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended September 30, 2012
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(32)	$(7)	$(9)	$(65)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of September 30, 2012	$(33)	$-	$(16)	$(49)

	Three Months Ended September 30, 2011
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$777	$(83)	$68	$328

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of September 30, 2011	$388	$-	$64	$331

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the nine months ended September 30, 2012 and 2011 are reported on the Company’s consolidated statements of operations as follows:

	Nine Months Ended September 30, 2012
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$1,473	$(546)	$8	$(337)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of September 30, 2012	$538	$-	$(8)	$(254)

	Nine Months Ended September 30, 2011
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(530)	$(691)	$(10)	$235

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of September 30, 2011	$(2,160)	$-	$(15)	$281

Fair Value Option

The Company elected to record at fair value certain financial instruments of VIEs that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 for all financial instruments for which the fair value option was elected:

	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Fixed-maturity securities held at fair value	$21	$(286)	$(36)	$(338)
Loans receivable at fair value:
Residential mortgage loans	(4)	(65)	(103)	65
Other loans	(7)	(37)	(48)	(30)
Loan repurchase commitments	19	33	62	103
Other assets	-	(162)	-	(184)
Long-term debt	12	481	140	367

Substantially all gains and losses included in earnings during the nine months ended September 30, 2012 on loans receivable and VIE notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the VIE notes, resulting in depressed pricing of the financial instruments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2012 and December 31, 2011 for loans and VIE notes for which the fair value option was elected:

	As of September 30, 2012			As of December 31, 2011
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$2,430	$1,746	$684	$2,769	$1,895	$874
Residential mortgage loans (90 days or more past due)	241	46	195	259	-	259
Other loans	39	16	23	129	43	86
Other loans (90 days or more past due)	206	84	122	324	108	216

Total loans receivable at fair value	$2,916	$1,892	$1,024	$3,481	$2,046	$1,435
Variable interest entity notes	$9,015	$3,626	$5,389	$13,583	$4,754	$8,829

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following tables present the amortized cost, fair value and other-than-temporary impairments of fixed-maturity investments and other investments designated as available-for-sale in the consolidated investment portfolio of the Company as of September 30, 2012 and December 31, 2011:

	September 30, 2012
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$896	$44	$(1)	$939	$-
Foreign governments	318	22	-	340	-
Corporate obligations	1,068	59	(21)	1,106	3
Mortgage-backed securities:
Residential mortgage-backed agency	988	48	-	1,036	-
Residential mortgage-backed non-agency	187	16	(36)	167	(24)
Commercial mortgage-backed	46	1	(4)	43	-
Asset-backed securities:
Collateralized debt obligations	165	-	(74)	91	(26)
Other asset-backed	195	3	(14)	184	-
State and municipal bonds	895	73	(11)	957	-

Total taxable bonds	4,758	266	(161)	4,863	(47)
Tax-exempt bonds:
State and municipal bonds	886	60	-	946	-

Total fixed-maturity investments	5,644	326	(161)	5,809	(47)
Other investments:
Perpetual preferred securities	31	-	-	31	-
Other investments	10	-	-	10	-
Money market securities	583	-	-	583	-

Total other investments	624	-	-	624	-
Assets of consolidated VIEs:
Corporate obligations	177	7	(7)	177	-
Mortgage-backed securities:
Residential mortgage-backed non-agency	99	-	(12)	87	-
Asset-backed securities:
Collateralized debt obligations	108	-	(11)	97	-
Other asset-backed	25	1	-	26	-
State and municipal bonds	37	3	-	40	-
Other investments:
Money market securities	15	-	-	15	-

Total available-for-sale investments	$6,729	$337	$(191)	$6,875	$(47)

(1) - Represents unrealized gains or losses on other than temporarily impaired securities recognized in accumulated other comprehensive income (loss), which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	December 31, 2011
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,091	$39	$-	$1,130	$-
Foreign governments	326	23	-	349	-
Corporate obligations	1,698	43	(106)	1,635	(2)
Mortgage-backed securities:
Residential mortgage-backed agency	1,198	47	-	1,245	-
Residential mortgage-backed non-agency	325	31	(83)	273	(57)
Commercial mortgage-backed	58	1	(10)	49	-
Asset-backed securities:
Collateralized debt obligations	251	-	(118)	133	(43)
Other asset-backed	520	2	(82)	440	(37)
State and municipal bonds	903	35	(17)	921	-

Total taxable bonds	6,370	221	(416)	6,175	(139)
Tax-exempt bonds:
State and municipal bonds	1,122	41	(2)	1,161	-

Total fixed-maturity investments	7,492	262	(418)	7,336	(139)
Other investments:
Perpetual preferred securities	127	-	(19)	108	-
Other investments	22	1	-	23	-
Money market securities	911	-	-	911	-

Total other investments	1,060	1	(19)	1,042	-
Assets of consolidated VIEs:
Corporate obligations	2	-	-	2	-
Mortgage-backed securities:
Residential mortgage-backed non-agency	119	-	(26)	93	-
Asset-backed securities:
Collateralized debt obligations	112	-	(15)	97	-
Other asset-backed	41	-	-	41	-
Other investments:
Money market securities	199	-	-	199	-

Total available-for-sale investments	$9,025	$263	$(478)	$8,810	$(139)

(1)  - Represents unrealized gains or losses on other than temporarily impaired securities recognized in accumulated other comprehensive income (loss), which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities.

The fair value of securities on deposit with various regulatory authorities was $10 million and $11 million as of September 30, 2012 and December 31, 2011, respectively. These deposits are required to comply with state insurance laws.

Substantially all of the obligations under investment agreements require the Company to pledge securities as collateral. As of September 30, 2012 and December 31, 2011, the fair value of securities pledged as collateral with respect to these investment agreements approximated $885 million and $1.9 billion, respectively. The Company’s collateral as of September 30, 2012 consisted principally of RMBS, U.S. Treasury and government agency bonds and state and municipal bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements in the amount of $126 million and $224 million as of September 30, 2012 and December 31, 2011, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution by contractual maturity of available-for-sale fixed-maturity investments at amortized cost and fair value as of September 30, 2012. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$828	$830	$7	$7
Due after one year through five years	844	872	123	132
Due after five years through ten years	591	635	-	-
Due after ten years through fifteen years	437	468	84	78
Due after fifteen years	1,363	1,483	-	-
Mortgage-backed	1,221	1,246	99	87
Asset-backed	360	275	133	123

Total fixed-maturity investments	$5,644	$5,809	$446	$427

Investments that are held-to-maturity are reported on the Company’s consolidated balance sheets at amortized cost. These investments, which primarily relate to the Company’s consolidated VIEs, principally consist of ABS and other fixed-income debt obligations issued by major national and international corporations and other structured finance clients. As of September 30, 2012, unrecognized gross gains were $20 million and unrecognized gross losses were $168 million. As of December 31, 2011, unrecognized gross gains were $17 million and unrecognized gross losses were $371 million. The following table presents the distribution of held-to-maturity investments by contractual maturity at amortized cost and fair value as of September 30, 2012:

			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years(1)	1	1	-	-
Due after five years through ten years	-	-	-	-
Due after ten years through fifteen years	-	-	-	-
Due after fifteen years	-	-	-	-
Mortgage-backed	-	-	-	-
Asset-backed	-	-	3,015	2,867

Total held-to-maturity investments	$1	$1	$3,015	$2,867

(1)  - Relates to tax credit investments reported in “Other investments” on the Company’s consolidated balance sheets.

Impaired Investments

The following tables present the gross unrealized losses included in accumulated other comprehensive income (loss) as of September 30, 2012 and December 31, 2011 related to available-for-sale fixed-maturity and other investments. These tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	September 30, 2012
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$197	$(1)	$-	$-	$197	$(1)
Foreign governments	24	-	-	-	24	-
Corporate obligations	60	-	49	(21)	109	(21)
Mortgage-backed securities:
Residential mortgage-backed agency	8	-	41	-	49	-
Residential mortgage-backed non-agency	2	-	102	(36)	104	(36)
Commercial mortgage-backed	3	-	27	(4)	30	(4)
Asset-backed securities:
Collateralized debt obligations	2	-	83	(74)	85	(74)
Other asset-backed	1	-	88	(14)	89	(14)
State and municipal bonds	6	-	66	(11)	72	(11)

Total taxable bonds	303	(1)	456	(160)	759	(161)
Tax-exempt bonds:
State and municipal bonds	1	-	22	-	23	-

Total fixed-maturity investments	304	(1)	478	(160)	782	(161)
Other investments:
Perpetual preferred securities	-	-	3	-	3	-
Assets of consolidated VIEs:
Corporate obligations	-	-	54	(7)	54	(7)
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	-	87	(12)	87	(12)
Asset-backed securities:
Collateralized debt obligations	-	-	96	(11)	96	(11)
Other asset-backed	-	-	3	-	3	-

Total	$304	$(1)	$721	$(190)	$1,025	$(191)

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

Gross unrealized losses on available-for-sale securities presented in the preceding tables decreased as of September 30, 2012 compared with December 31, 2011 primarily due to the sale of several impaired securities included in the Company’s asset/liability products investment portfolio and the other-than-temporary impairment to fair value of several other impaired securities since there was an intent to sell them. Investments with unrealized losses that met the criteria described in the “Other-Than-Temporary Impairments” section below were tested for other-than-temporary impairments and principally related to ABS, MBS, and corporate obligations.

The following table presents the fair values and gross unrealized losses by credit rating category of ABS included in the Company’s consolidated investment portfolio as of September 30, 2012 for which fair value was less than amortized cost. Of the total fair value and unrealized losses of ABS, $57 million of fair value and $52 million of unrealized losses are included in the Company’s asset/liability products investment portfolio. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of September 30, 2012 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

									Below
In millions	Aaa		Aa		A		Baa		Investment Grade		Not Rated		Total
Asset- backed Sector	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS CDO	$9	$-	$-	$-	$4	$-	$-	$-	$17	$(51)	$-	$-	$30	$(51)
Corporate CDO	29	(2)	64	(9)	-	-	-	-	91	(30)	19	(2)	203	(43)
Small business/ student loans	5	-	-	-	-	-	-	-	10	-	-	-	15	-
Other ABS	3	-	1	-	3	-	1	-	10	(2)	7	(3)	25	(5)

Total	$46	$(2)	$65	$(9)	$7	$-	$1	$-	$128	$(83)	$26	$(5)	$273	$(99)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The Company’s investments in ABS reported in the preceding table included 44% rated investment grade and 17% rated Aaa. Of the total ABS investments reported in the preceding table, $148 million include the benefit of guarantees provided by MBIA Corp. and $27 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed ABS investments using the higher of the guarantors’ ratings or the underlying bond ratings was below investment grade and the average underlying credit rating of guaranteed ABS investments, without giving effect to the guarantees, was below investment grade. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $135 million or 49% of the securities included in the preceding table were rated below investment grade.

The following table presents the fair values and gross unrealized losses by credit rating category of MBS included in the Company’s consolidated investment portfolio as of September 30, 2012 for which fair value was less than amortized cost. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of September 30, 2012 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

									Below
In millions	Aaa		Aa		A		Baa		Investment Grade		Not Rated		Total
Mortgage- backed Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
RMBS:
Collateralized	$41	$-	$24	$-	$-	$-	$-	$-	$30	$(5)	$14	$(7)	$109	$(12)
Home equity	-	-	57	(10)	-	-	3	(1)	56	(21)	-	-	116	(32)
Pass-through securities	8	-	-	-	-	-	-	-	-	-	-	-	8	-
Other	-	-	8	(3)	-	-	-	-	-	-	-	-	8	(3)
CMBS	-	-	-	-	-	-	27	(4)	2	(1)	-	-	29	(5)

Total	$49	$-	$89	$(13)	$-	$-	$30	$(5)	$88	$(27)	$14	$(7)	$270	$(52)

The Company’s investments in MBS reported in the preceding table included 62% rated investment grade and 18% rated Aaa. Of the total MBS investments reported in the preceding table, $10 million include the benefit of guarantees provided by MBIA Corp. and $184 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed MBS investments using the higher of the guarantors’ ratings or the underlying bond ratings was below investment grade and the average underlying credit rating of guaranteed MBS investments, without giving effect to the guarantees, was below investment grade. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $197 million or 73% of the securities included in the preceding table were rated below investment grade.

The following table presents the fair values and gross unrealized losses by credit rating category of direct corporate obligations included in the Company’s consolidated investment portfolio as of September 30, 2012 for which fair value was less than amortized cost. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of September 30, 2012 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate Obligations	$-	$-	$4	$-	$74	$(6)	$59	$(7)	$14	$(3)	$12	$(12)	$163	$(28)

The Company’s investments in corporate obligations reported in the preceding table included 84% rated investment grade. Of the total corporate obligations reported in the preceding table, $9 million include the benefit of guarantees provided by third-party financial guarantors. The average credit rating of all guaranteed corporate obligations included in the preceding table using the higher of the guarantors’ ratings or the underlying bond ratings was Baa and the average underlying credit rating of these guaranteed corporate obligations without giving effect to the guarantees was Baa. Without giving effect to the benefit of guarantees provided by financial guarantors, $14 million or 9% of the securities included in the preceding table were rated below investment grade.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following tables present the gross unrealized losses of held-to-maturity investments as of September 30, 2012 and December 31, 2011. Held-to-maturity investments are reported at amortized cost on the Company’s consolidated balance sheets. The tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	September 30, 2012
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Other asset-backed securities	$-	$-	$2,350	$(168)	$2,350	$(168)

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets of consolidated VIEs:
Other asset-backed securities	$284	$(31)	$2,185	$(340)	$2,469	$(371)

As of September 30, 2012 and December 31, 2011, the Company’s available-for-sale fixed-maturity investment, other investment and held-to-maturity investment portfolios’ gross unrealized losses totaled $359 million and $849 million, respectively. The weighted average contractual maturity of securities in an unrealized loss position as of September 30, 2012 and December 31, 2011 was 21 years. As of September 30, 2012, there were 193 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $358 million. Within these securities, the book value of 118 securities exceeded market value by more than 5% as presented in the following table:

Percentage Book Value Exceeded Market Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
Greater than 5% to less than 16%	35	$279	$250
16% to less than 26%	23	791	621
26% to 50%	34	120	75
Greater than 50%	26	87	18

Total	118	$1,277	$964

As of December 31, 2011, there were 290 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $782 million. Within these securities, the book value of 218 securities exceeded market value by more than 5%. The decrease in the number of securities in an unrealized loss position as of September 30, 2012 compared with December 31, 2011 resulted from the sales and impairments of securities during the first nine months of 2012.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table provides information about securities held by the Company as of September 30, 2012 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve(2)
Asset-backed:
MBIA(1)	$148	$(63)	$18
Other	27	(7)	-

Total asset-backed	175	(70)	18
Mortgage-backed:
MBIA(1)	10	(1)	-
Other	184	(43)	-

Total mortgage-backed	194	(44)	-
Corporate obligations:
Other	9	(12)	-

Total corporate obligations	9	(12)	-
Other:
MBIA(1)	72	(11)	-
Other	8	-	-

Total other	80	(11)	-

Total	$458	$(137)	$18

(1) - Includes investments insured by MBIA Corp. and National.

(2) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it will not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of September 30, 2012 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to their fair values.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Investment Income and Gains and Losses

The following table includes total investment income from all operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Net investment income:
Fixed-maturity	$47	$88	$160	$284
Short-term investments	1	1	5	5
Other investments	2	3	7	10
Consolidated VIEs	17	17	51	53

Net investment income	67	109	223	352
Realized gains and losses:
Fixed-maturity:
Gains	42	46	94	117
Losses	(12)	(56)	(190)	(133)

Net	30	(10)	(96)	(16)
Other investments:
Gains	-	-	6	9
Losses	(2)	(1)	(16)	(1)

Net	(2)	(1)	(10)	8

Total net realized gains (losses)(1)	28	(11)	(106)	(8)

Total investment income	$95	$98	$117	$344

(1) -	These balances are included in the “Net gains (losses) on financial instruments at fair value and foreign exchange” and “Net investment losses related to other-than-temporary impairments” line items on the Company’s consolidated statements of operations.

Net investment income is generated as a result of the ongoing management of the Company’s investment portfolios. For the three and nine months ended September 30, 2012, net investment income decreased compared to the same periods of 2011 due to a lower asset base in 2012.

Total net realized gains (losses) for the three months ended September 30, 2012 increased compared to the same period of 2011 primarily due to lower other-than-temporary impairment losses. For the nine months ended September 30, 2012, total net realized losses increased compared to the same period of 2011 primarily due to other-than-temporary impairment losses that were recognized on securities impaired to fair value due to the Company’s intent to sell these securities and losses on sales of securities in the Company’s asset/liability products investment portfolio.

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

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2012	2011	2012	2011
Beginning balance	$269	$283	$341	$262
Additions for credit loss impairments recognized in the current period on securities not previously impaired	-	5	-	5
Additions for credit loss impairments recognized in the current period on securities previously impaired	5	6	8	32
Reductions for credit loss impairments previously recognized on securities sold during the period	(2)	(5)	(18)	(10)
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(52)	-	(111)	-

Ending balance	$220	$289	$220	$289

(1) -	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

For ABS (e.g., RMBS and CDOs), the Company estimated expected future cash flows of each security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for each significant class of ABS for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
Asset-backed Securities	2012	2011
Expected size of losses(1):
Range(2)	12.13% to 97.70%	1.59% to 100.00%
Weighted average(3)	88.48%	64.58%
Current subordination levels(4):
Range(2)	0.00% to 0.00%	0.00% to 29.46%
Weighted average(3)	0.00%	0.00%
Prepayment speed (annual constant prepayment rate)(5):
Range(2)	0.00% to 30.91%	0.00% to 100.00%
Weighted average(3)	12.16%	15.62%

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Investment Income and Gains and Losses (continued)

Net unrealized gains (losses), including the portion of other-than-temporary impairments included in accumulated other comprehensive income (loss), reported within shareholders’ equity consisted of:

In millions	As of September 30, 2012	As of December 31, 2011
Fixed-maturity:
Gains	$337	$262
Losses	(191)	(459)
Foreign exchange	17	(5)

Net	163	(202)
Other investments:
Gains	-	1
Losses	-	(19)

Net	-	(18)

Total	163	(220)
Deferred income tax provision (benefit)	35	(86)

Unrealized gains (losses), net	$128	$(134)

The change in net unrealized gains (losses), including the portion of other-than-temporary impairments, presented in the table above consisted of:

In millions	As of September 30, 2012	As of December 31, 2011
Fixed-maturity	$365	$386
Other investments	18	(6)

Total	383	380
Deferred income tax charged (credited)	121	122

Change in unrealized gains (losses), net	$262	$258

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

Credit Derivatives Sold

The following table presents information about credit derivatives sold by the Company’s insurance operations that were outstanding as of September 30, 2012. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	5.3 Years	$10,456	$7,519	$5,196	$11,811	$13,870	$48,852	$(3,243)
Insured swaps	19.8 Years	-	187	3,762	1,997	71	6,017	(9)
All others	2.1 Years	-	-	-	-	195	195	(80)

Total notional		$10,456	$7,706	$8,958	$13,808	$14,136	$55,064

Total fair value		$(16)	$(81)	$(148)	$(1,001)	$(2,086)		$(3,332)

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

Referenced credit ratings assigned by MBIA to insured credit derivatives are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future payments that MBIA may be required to make under these guarantees is $53.1 billion. This amount is net of $393 million of insured derivatives ceded under reinsurance agreements in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives and offsetting agreements with a counterparty. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

As of September 30, 2012, the total fair value of the Company’s derivative assets, after counterparty netting, was $12 million, of which $4 million was reported within “Other assets” and “Derivative assets-VIEs” on the Company’s consolidated balance sheets, and the total fair value of the Company’s derivative liabilities, after counterparty netting and posting of cash collateral, was $3.5 billion, which was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

As of September 30, 2012, the total fair value of the Company’s derivative assets, before counterparty netting, was $108 million and the total fair value of the Company’s derivative liabilities, before counterparty netting and posting of cash collateral, was $3.9 billion. The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of September 30, 2012:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$65	Other assets	$-	Derivative liabilities	$(8)

Total designated	$65		$-		$(8)
Not designated as hedging instruments:
Insured credit default swaps	$49,171	Other assets	$1	Derivative liabilities	$(3,243)
Insured swaps	6,017	Other assets	-	Derivative liabilities	(9)
Non-insured credit default swaps	10	Other assets	-	Derivative liabilities	-
Interest rate swaps	1,666	Other assets	99	Derivative liabilities	(301)
Interest rate swaps-VIE	2,992	Derivative assets-VIE	-	Derivative liabilities-VIE	(157)
Interest rate swaps-embedded	476	Medium-term notes	8	Medium-term notes	(29)
Currency swaps	39	Other assets	-	Derivative liabilities	(2)
Currency swaps-VIE	113	Derivative assets-VIE	-	Derivative liabilities-VIE	(23)
All other	195	Other assets	-	Derivative liabilities	(80)
All other-VIE	280	Derivative assets-VIE	-	Derivative liabilities-VIE	-
All other-embedded	20	Other investments	-	Other investments	(1)

Total non-designated	$60,979		$108		$(3,845)

Total derivatives	$61,044		$108		$(3,853)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

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

The following tables present the effect of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2012:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(12)	$12	$-

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(40)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	12
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(26)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	8
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	1
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)
All other	Unrealized gains (losses) on insured derivatives	7

Total		$(40)

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

The following tables present the effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2012:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$25	$(25)	$-
Interest rate swaps	Interest income (expense)	-	-	(3)

Total		$25	$(25)	$(3)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,463
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(420)
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(76)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	39
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	1
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(5)
All other	Unrealized gains (losses) on insured derivatives	10
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	11
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)

Total		$1,019

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Derivative Instruments (continued)

Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of September 30, 2012, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $298 million. Of this amount, $215 million is netted within “Derivative liabilities”, $17 million is netted within “Other liabilities” and $66 million is included in “Other assets” on the Company’s consolidated balance sheets. As of December 31, 2011, the Company did not hold or post cash collateral to derivative counterparties. As of September 30, 2012, the Company did not post securities to derivative counterparties. As of December 31, 2011, the Company had securities with a fair value of $470 million posted to derivative counterparties.

As of September 30, 2012, the fair value on one positive Credit Support Annex (“CSA”) was $3 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of September 30, 2012, the counterparty was rated A2 by Moody’s and A by S&P.

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

Note 10: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Income (loss) before income taxes	$(57)	$745	$759	$(1,165)
Provision (benefit) for income taxes	$(64)	$301	$161	$(472)
Effective tax rate	112.3%	40.4%	21.2%	40.5%

For the nine months ended September 30, 2012, the Company’s effective tax rate applied to its income before income taxes was lower than the U.S. statutory tax rate primarily as a result of the decrease in the valuation allowance, the release of a portion of the reserve for uncertain tax benefits and the benefit of tax-exempt interest income from investments. For the nine months ended September 30, 2011, the Company’s effective tax rate applied to its loss before income taxes was higher than the U.S. statutory tax rate as a result of the Company’s tax-exempt interest income from investments, income earned in non-U.S. jurisdictions, which is being taxed at less than 35%, and a reduction in the valuation allowance.

For interim reporting purposes, the Company has calculated its effective tax rate for the full year of 2012 by adjusting annual forecasted pre-tax income for mark-to-market income, fair value adjustments, capital gains/losses, and other adjustments, when projecting its full year effective tax rate. The Company has accounted for these items at the federal applicable tax rate after applying the projected full year effective tax rate to actual nine-month results before discrete items.

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

As of September 30, 2012, the Company reported a net deferred tax asset of $1.4 billion. The $1.4 billion net deferred tax asset is net of a $167 million valuation allowance. As of September 30, 2012, the Company had a valuation allowance against a portion of the deferred tax asset related to losses from asset impairments as these losses are considered capital losses, have a five-year carryforward period, once recognized, can only offset capital gain income. The September 30, 2012 valuation allowance reflects a decrease of $69 million from the December 31, 2011 valuation allowance of $236 million. The decrease in the valuation allowance for the nine months ended September 30, 2012 was primarily due to the generation of capital gain income and the use of a tax planning strategy.

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

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of September 30, 2012. The Company continues to assess the adequacy of its valuation allowance as additional evidence becomes available. The Company’s recent financial results have been volatile which has impacted management’s ability to accurately project future taxable income. Continued volatility or losses beyond those projected may cause the Company to conclude that certain of the deferred tax assets within the total deferred tax assets of $1.4 billion as of September 30, 2012 may not be realizable. The Company performs an analysis every quarter to review its conclusion as to the ability to realize the deferred tax asset.

Accounting for Uncertainty in Income Taxes

It is the Company’s policy to record and disclose any change in unrecognized tax benefits (“UTB”) and related interest and penalties to income tax in the consolidated statements of operations. In the first nine months of 2012, the total amount of UTB decreased as a result of settling the 2004-2009 Internal Revenue Service (“IRS”) examination and the 2005-2007 New York State examination, partially offset by a reserve for current year tax positions.

In millions
Unrecognized tax benefit as of December 31, 2011	$47
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During a prior year	-
During the current year	18
The amounts of decreases in the UTB related to settlements with taxing authorities	(25)
The reduction in the UTB as a result of the applicable statute of limitations	-

Unrecognized tax benefit as of September 30, 2012	$40

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Income Taxes (continued)

The U.K. tax authorities are currently auditing tax years 2005 through 2009.

After filing the 2011 federal income tax return, the Company had a 2008 capital loss carryforward of $153 million which will expire in 2013, a NOL carryforward of $1.3 billion, which will expire from tax years 2029 through 2031, and a minimum tax credit carryforward of $22 million, which has an unlimited carryforward period.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

Advisory Services

The advisory services segment primarily consists of the operations of Cutwater Investor Services Corp. (“Cutwater-ISC”), Cutwater Asset Management Corp. (“Cutwater-AMC”), and Trifinium Advisors U.K. Limited (“Trifinium”). Cutwater-ISC and Cutwater-AMC offers advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its subsidiaries, as well as portfolio accounting and reporting services. Cutwater-ISC and Cutwater-AMC are SEC registered investment advisers. Cutwater-AMC is also a Financial Industry Regulatory Authority member firm. Trifinium provides fee-based asset management services to the Company’s foreign insurance affiliate and to third-party institutional clients and investment structures. Trifinium is registered with the Financial Services Authority in the U.K.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$149	$59	$5	$3	$9	$-		$225
Realized gains (losses) and other settlements on insured derivatives	-	12	-	-	-	-		12
Unrealized gains (losses) on insured derivatives	-	(33)	-	-	-	-		(33)
Net gains (losses) on financial instruments at fair value and foreign exchange	22	14	-	11	(40)	-		7
Net investment losses related to other-than-temporary impairments	-	(4)	-	(4)	-	-		(8)
Other net realized gains (losses)	-	-	-	1	-	-		1
Revenues of consolidated VIEs	-	57	-	-	20	-		77
Inter-segment revenues(2)	43	29	8	53	(1)	(132)		-

Total revenues	214	134	13	64	(12)	(132)		281
Losses and loss adjustment	4	167	-	-	-	-		171
Operating	14	29	12	24	1	-		80
Interest	-	33	-	14	22	-		69
Expenses of consolidated VIEs	-	15	-	-	3	-		18
Inter-segment expenses(2)	32	54	3	4	39	(132)		-

Total expenses	50	298	15	42	65	(132)		338

Income (loss) before income taxes	$164	$(164)	$(2)	$22	$(77)	$-		$(57)

Identifiable assets	$7,134	$17,399	$53	$843	$2,861	$(6,158)	(3)	$22,132

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

	Three Months Ended September 30, 2011
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$181	$72	$9	$1	$21	$-		$284
Realized gains (losses) and other settlements on insured derivatives	-	(53)	-	-	-	-		(53)
Unrealized gains (losses) on insured derivatives	-	776	-	-	-	-		776
Net gains (losses) on financial instruments at fair value and foreign exchange	6	(12)	-	8	11	-		13
Net investment losses related to other-than-temporary impairments	-	-	-	(10)	(1)	-		(11)
Other net realized gains (losses)	-	1	-	-	-	-		1
Revenues of consolidated VIEs	-	105	-	-	5	-		110
Inter-segment revenues(2)	21	25	5	22	(4)	(69)		-

Total revenues	208	914	14	21	32	(69)		1,120
Losses and loss adjustment	10	180	-	-	-	-		190
Operating	10	38	14	24	2	-		88
Interest	-	33	-	14	28	-		75
Expenses of consolidated VIEs	-	17	-	-	5	-		22
Inter-segment expenses(2)	31	33	1	4	6	(75)		-

Total expenses	51	301	15	42	41	(75)		375

Income (loss) before income taxes	$157	$613	$(1)	$(21)	$(9)	$6		$745

Identifiable assets	$8,015	$21,251	$53	$652	$5,556	$(6,157)	(3)	$29,370

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

The following tables provide the Company’s segment results for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$419	$194	$16	$10	$44	$-		$683
Realized gains (losses) and other settlements on insured derivatives	-	(420)	-	-	-	-		(420)
Unrealized gains (losses) on insured derivatives	-	1,473	-	-	-	-		1,473
Net gains (losses) on financial instruments at fair value and foreign exchange	43	80	-	19	(160)	-		(18)
Net investment losses related to other-than-temporary impairments	-	(45)	-	(4)	(56)	-		(105)
Net gains (losses) on
Other net realized gains (losses)	-	1	-	6	-	-		7
Revenues of consolidated VIEs	-	23	-	-	60	-		83
Inter-segment revenues(2)	123	10	26	132	(19)	(272)		-

Total revenues	585	1,316	42	163	(131)	(272)		1,703
Losses and loss adjustment	15	315	-	-	-	-		330
Operating	112	120	38	69	4	-		343
Interest	-	99	-	43	72	-		214
Expenses of consolidated VIEs	-	46	-	-	11	-		57
Inter-segment expenses(2)	91	154	10	10	87	(352)		-

Total expenses	218	734	48	122	174	(352)		944

Income (loss) before income taxes	$367	$582	$(6)	$41	$(305)	$80		$759

Identifiable assets	$7,134	$17,399	$53	$843	$2,861	$(6,158)	(3)	$22,132

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

	Nine Months Ended September 30, 2011
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$455	$253	$22	$2	$70	$-		$802
Realized gains (losses) and other settlements on insured derivatives	2	(601)	-	-	-	-		(599)
Unrealized gains (losses) on insured derivatives	-	(531)	-	-	-	-		(531)
Net gains (losses) on financial instruments at fair value and foreign exchange	24	21	-	47	(206)	-		(114)
Net investment losses related to other-than-temporary impairments	-	(4)	-	(10)	(30)	-		(44)
Net gains (losses) on extinguishment of debt	-	-	-	-	24	2		26
Other net realized gains (losses)	-	2	-	-	4	-		6
Revenues of consolidated VIEs	-	39	-	-	25	-		64
Inter-segment revenues(2)	56	55	24	66	(12)	(189)		-

Total revenues	537	(766)	46	105	(125)	(187)		(390)
Losses and loss adjustment	4	200	-	-	-	-		204
Operating	36	124	48	67	2	-		277
Interest	-	99	-	44	82	-		225
Expenses of consolidated VIEs	-	54	-	-	15	-		69
Inter-segment expenses(2)	84	91	4	11	24	(214)		-

Total expenses	124	568	52	122	123	(214)		775

Income (loss) before income taxes	$413	$(1,334)	$(6)	$(17)	$(248)	$27		$(1,165)

Identifiable assets	$8,015	$21,251	$53	$652	$5,556	$(6,157)	(3)	$29,370

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Total premiums earned:
United States	$141	$161	$402	$413
United Kingdom	9	10	27	27
Europe (excluding United Kingdom)	3	4	12	25
Internationally diversified	3	9	13	27
Central and South America	8	9	40	28
Asia	2	2	4	14
Other	2	4	8	10

Total	$168	$199	$506	$544

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

The following tables provide the results of the segments within the wind-down operations for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$9	$-	$-	$9
Net gains (losses) on financial instruments at fair value and foreign exchange	(40)	-	-	(40)
Revenues of consolidated VIEs	-	20	-	20
Inter-segment revenues(2)	(1)	-	-	(1)

Total revenues	(32)	20	-	(12)
Operating	1	-	-	1
Interest	22	-	-	22
Expenses of consolidated VIEs	-	3	-	3
Inter-segment expenses(2)	3	36	-	39

Total expenses	26	39	-	65

Income (loss) before income taxes	$(58)	$(19)	$-	$(77)

Identifiable assets	$2,219	$693	$(51)	$2,861

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Three Months Ended September 30, 2011
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$23	$(2)	$-	$21
Net gains (losses) on financial instruments at fair value and foreign exchange	11	-	-	11
Net investment losses related to other-than-temporary impairments	(1)	-	-	(1)
Revenues of consolidated VIEs	(2)	7	-	5
Inter-segment revenues(2)	(3)	(1)	-	(4)

Total revenues	28	4	-	32
Operating	-	2	-	2
Interest	27	1	-	28
Expenses of consolidated VIEs	-	5	-	5
Inter-segment expenses(2)	9	(3)	-	6

Total expenses	36	5	-	41

Income (loss) before income taxes	$(8)	$(1)	$-	$(9)

Identifiable assets	$3,982	$1,574	$-	$5,556

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

The following tables provide the results of the segments within the wind-down operations for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$44	$-	$-	$44
Net gains (losses) on financial instruments at fair value and foreign exchange	(160)	-	-	(160)
Net investment losses related to other-than-temporary impairments	(56)	-	-	(56)
Revenues of consolidated VIEs	-	60	-	60
Inter-segment revenues(2)	(15)	(2)	(2)	(19)

Total revenues	(187)	58	(2)	(131)
Operating	4	-	-	4
Interest	72	-	-	72
Expenses of consolidated VIEs	-	11	-	11
Inter-segment expenses(2)	16	71	-	87

Total expenses	92	82	-	174

Income (loss) before income taxes	$(279)	$(24)	$(2)	$(305)

Identifiable assets	$2,219	$693	$(51)	$2,861

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Nine Months Ended September 30, 2011
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$70	$-	$-	$70
Net gains (losses) on financial instruments at fair value and foreign exchange	(206)	-	-	(206)
Net investment losses related to other-than-temporary impairments	(30)	-	-	(30)
Net gains (losses) on extinguishment of debt	24	-	-	24
Other net realized gains (losses)	4	-	-	4
Revenues of consolidated VIEs	10	15	-	25
Inter-segment revenues(2)	(9)	(3)	-	(12)

Total revenues	(137)	12	-	(125)
Operating	2	-	-	2
Interest	82	-	-	82
Expenses of consolidated VIEs	-	15	-	15
Inter-segment expenses(2)	25	(1)	-	24

Total expenses	109	14	-	123

Income (loss) before income taxes	$(246)	$(2)	$-	$(248)

Identifiable assets	$3,982	$1,574	$-	$5,556

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended September 30, 2012 and 2011, there were 3,404,672 and 3,783,574, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. For the nine months ended September 30, 2012 and 2011, there were 3,457,769 and 3,804,671, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions except share and per share amounts	2012	2011	2012	2011
Net income (loss)	$7	$444	$598	$(693)
Basic weighted average shares(1)	193,879,994	195,612,615	193,760,654	198,262,715
Effect of common stock equivalents:
Stock options	1,097,648	734,887	1,074,883	-

Diluted weighted average shares	194,977,642	196,347,502	194,835,537	198,262,715

Net income (loss) per common share:
Basic	$0.04	$2.27	$3.09	$(3.50)

Diluted	$0.04	$2.26	$3.07	$(3.50)

(1) -	Includes 5,524,396 and 5,038,788 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the three months ended September 30, 2012 and 2011, respectively. Includes 5,442,143 and 5,085,256 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the nine months ended September 30, 2012 and 2011, respectively.

Note 13: Commitments and Contingencies

The following commitments and contingencies provide an update of those discussed in “Note 23: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.

Corporate Litigation

In re MBIA Inc. Securities Litigation; Case No. 05 cv 03514(LLS) (S.D.N.Y.)

In May 2012, the parties reached a settlement agreement in principle pursuant to which the plaintiffs will receive a settlement payment in exchange for the dismissal with prejudice of the litigation. The Company’s insurance carriers have agreed to cover in full the settlement payment. On September 13, 2012, the court entered an order preliminarily approving the settlement.

Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al.; No. 08-cv-1515 (S.D.N.Y.)

On July 16, 2012, all parties and the Company’s insurance carriers accepted a mediator’s proposal to settle the federal and state CDO-squared related derivative actions. On October 15, 2012, the plaintiff filed a motion with the court seeking preliminary approval of the settlement.

Ambac Bond Insurance Coverage Cases, Coordinated Proceeding Case No. JCCP 4555 (Super. Ct. of Cal., County of San Francisco)

On May 1, 2012, the court ruled in favor of the monoline defendants on their special motion to strike pursuant to California’s Anti-SLAPP statute. The parties will complete the briefing relating to Stage 2 of the Anti-SLAPP motion on February 22, 2013 and a hearing is scheduled for March 5, 2013.

Tri-City Healthcare District v. Citibank. et al.; Case No. 30-2010-00359692 (Super. Ct. of Cal., County of Orange)

On July 20, 2012, the court granted the plaintiff’s motion to further amend its complaint. Briefing on the defendants’ motion to strike portions of the Fifth Amended Complaint was completed on October 19, 2012. MBIA’s portion of the motion has been resolved per stipulation.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies (continued)

City of Phoenix v. AMBAC et al.; Case No. 2:10-cv-00555-TMB (D. Ariz.)

On October 5, 2012, the court granted the plaintiff’s motion to substitute its expert with certain limitations.

Recovery Litigation

MBIA Insurance Corp. v. Countrywide Home Loans, Inc., et al.; Index No. 602825/08 (N.Y. Sup. Ct., N.Y. County)

Expert discovery was completed as of September 20, 2012. On September 19, 2012, MBIA and Countrywide filed respective motions for summary judgment regarding Countrywide’s primary liability. Argument is scheduled for December 5 to 6, 2012. On September 28, 2012, MBIA and Bank of America filed motions for summary judgment regarding Bank of America’s successor liability. Argument is scheduled for December 12 to 13, 2012. The Appellate Division of the New York State Supreme Court, First Department (the “Appellate Division”), has ordered Countrywide to file its opening appellate brief with respect to the trial court’s decision on partial summary judgment regarding causation by November 5, 2012. The appeal is scheduled for the January 2013 term of the Appellate Division.

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

MBIA Insurance Corp. v. Federal Deposit Insurance Corporation (in its corporate capacity and as conservator and receiver for IndyMac Federal Bank, F.S.B.); Civil Action No. 09-01011 (ABJ) (D.D.C.)

On September 12, 2012, the briefing before the Court of Appeals for the District of Columbia was completed. Oral argument is scheduled for November 14, 2012.

MBIA Insurance Corp. v. J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc); Index No. 64676/2012 (N.Y. Sup. Ct., County of Westchester)

On September 14, 2012, MBIA Insurance Corporation filed a complaint alleging fraud against J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc) relating to Bear, Stearns & Co. Inc.’s role as lead securities underwriter on the GMAC Mortgage Corporation Home Equity Loan Trust 2006-HE4. On October 18, 2012, the defendant filed its motion to dismiss.

MBIA Insurance Corp. v. Ally Financial Inc. (f/k/a GMAC, LLC) et al.; 12-cv-02563 SRN/TNL (D. Minn.)

On September 17, 2012, MBIA Insurance Corporation filed a complaint in Minnesota state court for aiding and abetting fraud and breach of contract against certain Ally Bank companies relating to seven MBIA-insured mortgage-backed securitizations sponsored by RFC and GMAC during 2006-2007. The defendants removed to the United States District Court for the District of Minnesota on October 5, 2012, and filed a notice of motion to dismiss on October 12, 2012.

Transformation Litigation

Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al.; 09-cv-2242 (R.S.) (S.D.N.Y.)

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

The Article 78 hearing concluded on June 7, 2012. A decision is pending.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies (continued)

CQS ABS Master Fund Ltd., CQS Select ABS Master Fund Ltd., and CQS ABS Alpha Master Fund Ltd. v. MBIA Inc. et al.; Civil Action No. 12-cv-6840 (R.S.) (S.D.N.Y.)

On September 10, 2012, CQS ABS Master Fund Ltd., CQS Select ABS Master Fund Ltd., and CQS ABS Alpha Master Fund Ltd. as holders of MBIA-insured residential mortgage-backed bonds filed suit against MBIA Inc., MBIA Insurance Corporation and National Public Finance Guarantee Corp. The complaint alleges that certain of the terms of the transactions entered into by MBIA Insurance Corporation, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances under § 273, 274, 276 and 279(c) of New York Debtor and Creditor Law and a breach of the implied covenant of good faith and fair dealing under New York common law. The Company answered on October 19, 2012.

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

Note 14: Subsequent Events

Refer to “Note 13: Commitments and Contingencies” for information about legal proceedings that occurred after September 30, 2012.

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

•	failure to obtain regulatory approval to implement our risk reduction and liquidity strategies;

•	the possibility that loss reserve estimates are not adequate to cover potential claims;

•	the possibility that MBIA Inc.’s obligations will be accelerated if MBIA Insurance Corporation becomes subject to a rehabilitation or liquidation proceeding;

•	our ability to access capital and our exposure to significant fluctuations in liquidity and asset values within the global credit markets, in particular within our asset/liability products segment;

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

EXECUTIVE OVERVIEW

MBIA operates one of the largest financial guarantee insurance businesses in the industry and is a provider of asset management advisory services. These activities are managed through three business segments: U.S. public finance insurance, structured finance and international insurance, and advisory services. Our U.S. public finance insurance business is primarily operated through National, our structured finance and international insurance business is operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and our advisory services business is primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). We also manage certain business activities through our corporate, asset/liability products, and conduit segments. Our corporate segment includes revenues and expenses that arise from general corporate activities. Funding programs managed through our asset/liability products and conduit segments are in wind-down.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

During the first nine months of 2012, our businesses continued to maintain adequate liquidity to meet their payment obligations despite minimal collections of recoveries in connection with ineligible mortgage loans in our insured RMBS securitizations. As of September 30, 2012, National and MBIA Corp. had $318 million and $386 million, respectively, of total liquidity without regard to investments in their subsidiaries. Total liquidity within our insurance businesses includes cash and short-term investments, as well as other assets that are readily available for liquidity purposes. Liquidity of MBIA Inc. includes the liquidity positions of its corporate and asset/liability products activities. As of September 30, 2012, MBIA Inc. had liquidity of $432 million comprising cash and liquid assets of $335 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $97 million not pledged directly as collateral for its asset/liability products activities. As of December 31, 2011, MBIA Inc. had $386 million of cash and liquid assets comprising $226 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $160 million not pledged directly as collateral for its asset/liability products activities. A detailed discussion of the Company’s liquidity position is presented within the “Liquidity” section herein.

Our financial guarantee insurance business model has been significantly impacted since 2008 by adverse credit rating actions by Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). As of September 30, 2012, National was rated BBB with a developing outlook by S&P and Baa2 with a negative outlook by Moody’s. As of September 30, 2012, MBIA Insurance Corporation was rated B with a negative outlook by S&P and B3 with a review of a possible downgrade by Moody’s. The absence of S&P’s and Moody’s highest ratings has adversely impacted our ability to write new insurance business and the premiums we can charge, and could diminish the future acceptance of our financial guarantee insurance products.

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

Economic and Financial Market Trends

We believe economic conditions during the first nine months of 2012 suggested a mild recovery within the U.S. as positive trends in the first half of the year continued to gain some traction. For the three months ended September 30, 2012, the U.S. economy showed signs of stabilizing as there was mildly positive news on housing and modest gains in the unemployment rate despite a recent spike in oil prices. U.S. Gross Domestic Product grew albeit at a slower rate than expected. The Federal Reserve’s recent announcement of its latest stimulus effort may take time before the effects are felt within the U.S. economy. The business and consumer segments of our economy remain cautiously optimistic as companies wait for signs from Washington on the looming prospects of tax increases and automatic spending cuts slated to take effect at the end of 2012 and early 2013. All considered, we believe the U.S. economy has flattened out, however uncertainties in the global markets and an unclear fiscal policy still remain. MBIA’s business outlook should be viewed against this backdrop since these are some of the key economic conditions which, together with the ineligibility of mortgage loans supporting our insured RMBS transactions, realized losses on insured credit derivatives and the volatility of unrealized gains and losses on our insured credit derivatives, significantly impact our financial results.

Uncertainties regarding the European sovereign debt crisis have also affected the global economy. Outside the U.S., financial guarantee insurance has been used by issuers of sovereign-related and sub-sovereign bonds, structured finance securities, utility debt and financing for public purpose projects, among others. MBIA does not insure any direct European sovereign debt. However, we do insure both structured finance and public finance obligations in select international markets. MBIA’s indirect European sovereign insured debt exposure totaled $7.1 billion as of September 30, 2012 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned entities that are supported by a sovereign state, region or department. Of the $7.1 billion of insured gross par outstanding, $808 million, $675 million, and $251 million related to Spain, Portugal, and Ireland, respectively. The remaining $5.4 billion related to the United Kingdom. We closely monitor our existing insured European portfolios on an ongoing basis. We consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. We also monitor local accounting, regulatory and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. The Company has an immaterial amount of direct and indirect European sovereign debt holdings included in its investment portfolios. A default by one or more sovereign issuers could have an adverse effect on our insured debt exposures and investment portfolios.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

MBIA’s Business Outlook

Our financial results, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been extremely volatile since the fourth quarter of 2007 as a result of unrealized gains and losses from fair valuing our insured credit derivatives. We do not believe that the volatility caused by these unrealized gains and losses on our insured derivatives reflects the underlying economics of our business, and we fully expect that our reported financial results will remain volatile and uncertain during the remainder of 2012 as a result of actual and perceived future performance of our insured credit derivatives and the perception of MBIA’s credit risk. Our economic performance may also be volatile depending on changes in our loss estimates based on deviations in macroeconomic conditions and collateral performance from our expectations, and deterioration in economic conditions and financial markets in the U.S. and abroad.

Our business and financial results have been significantly influenced by a number of factors including, but not limited to, the following:

•

MBIA Corp. has repurchase rights arising from the sellers’/servicers’ improper inclusion of ineligible mortgage loans in MBIA-insured securitizations. The sellers/servicers have contractual obligations to cure, repurchase or replace such ineligible mortgage loans and thus we have recognized $3.2 billion for such obligations as of September 30, 2012. These expected recoveries are generally referred to as “put-backs,” and are calculated based on our assessment of a range of possible collection outcomes. Our cumulative incurred loss related to ineligible mortgage loans was $5.0 billion as of September 30, 2012. We believe that, based on the strength of our contract claims, multiple positive court rulings in our favor, and the exceptionally high level of ineligible mortgage loans in our insured transactions, we are entitled to collect and/or assert a claim for the full amount of our incurred loss related to these ineligible mortgage loans. However, our financial statements reflect that we may ultimately collect less than our cumulative incurred loss due to a variety of factors including the risks inherent in litigation, the possibility of legal settlements with some or all of the sellers/servicers, and the risk that one or more of the sellers/servicers will not be able to honor any claims or judgments that we secure against them. We may further discount our expected recoveries in the future based on a review of the creditworthiness of the sellers/servicers. Refer to the following “RMBS Recoveries” section below for more information about our claims against sellers/servicers.

•

For the three months ended September 30, 2012, we estimated an additional $123 million of credit losses and loss adjustment expense (“LAE”) related to our insured CMBS exposure. This additional amount reflects the deterioration within some transactions. Although average debt service coverage in transactions in our aggregate current portfolio remains satisfactory, some loans still show signs of significant financial distress. Ultimate loss rates remain uncertain, and we have recorded additional impairments on our insured CMBS portfolio every quarter since the beginning of 2010 as our anticipated economic losses have increased during that time period. It is possible that we will experience severe losses or liquidity needs due to increased deterioration in our insured CMBS portfolio or our failure to commute the policies, primarily on the Bank of America/Merrill Lynch CMBS exposures described below under “RMBS Recoveries”, in particular if macroeconomic stress escalates. A “double dip” recession may result in increased delinquencies, higher levels of liquidations of delinquent loans and/or severities of loss upon liquidation. Although we have also seen stabilization in the delinquency rate over the past several months, loan modifications and extensions granted by the special servicers for these CMBS loans and increased liquidations have contributed to the stabilization. The special servicers are responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process with the objective of maximizing proceeds for all bondholders by avoiding or minimizing loan level losses. As a result of these and other risks facing MBIA Insurance Corporation, MBIA Inc. has launched a consent solicitation seeking approval of its senior noteholders to amend the cross-default provisions in the indentures governing the senior notes that would be triggered by MBIA Insurance Corporation being placed into a rehabilitation or liquidation proceeding. See “The Consent Solicitation” below for a description of this transaction and the circumstances that could lead to MBIA Insurance Corporation being placed in a rehabilitation or liquidation proceeding.

•

In the first nine months of 2012, MBIA Corp. commuted $13.0 billion of gross insured exposure, primarily comprising structured CMBS pools, CRE CDOs, investment grade corporate CDOs, asset-backed securities (“ABS”) CDOs, and subprime RMBS transactions, of which $12.8 billion was previously disclosed in earlier MBIA Inc.’s Securities and Exchange Commission (“SEC”) filings. In consideration for the commutation of insured transactions, the Company has made and may in the future make payments to the counterparties, the amounts of which, if any, may be less than or greater than any statutory loss reserves established for the respective transactions. The Company enters into commutations in the ordinary course of its business and generally does not intend to make contemporaneous disclosures regarding any such transactions regardless of the amounts paid to effect such commutations in relation to the statutory loss reserves established for the respective transactions. Our ability to commute insured transactions may be limited by available liquidity as determined based on management’s assessment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

•

The pending litigation challenging the establishment of National also has constrained our ability to establish high stable ratings and generate new U.S. public finance financial guarantee insurance business. We do not expect to write significant new financial guarantee insurance business prior to an upgrade of our insurance financial strength ratings. We expect that once the pending litigation is resolved, we will seek to obtain higher ratings for National and the market acceptance necessary to meet our objectives. Our ability to achieve these ratings is subject to rating agency criteria in effect at that time, including qualitative and quantitative factors, and the timing of any such upgrade is uncertain. There is no assurance that we will prevail in the pending litigation or be able to achieve such ratings. While there are currently two bond insurers actively engaged in the market, one of which was recently established, we have observed other new competitors indicating an interest in entering the bond insurance market and continue to consider strategies for launch. We will continue to monitor the impact that new market participants may have on our ability to compete in the U.S. public finance insurance market in the future. Failure by the Company to favorably resolve this litigation could have a material adverse effect on its future business, results of operations, financial condition or cash flows. Refer to “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a detailed discussion on the lawsuits filed by and against the Company.

•

In 2011, National entered into a secured loan with MBIA Insurance Corporation (“National Secured Loan”) under which National loaned MBIA Insurance Corporation funds in order to enable MBIA Corp. to fund settlements and commutations of its insurance policies. The existence of the National Secured Loan may adversely affect National’s ability to achieve higher stable ratings and, therefore, its ability to write new business. Refer to the “Liquidity-Key Intercompany Lending Agreements” section herein for information about the National Secured Loan.

•

Our U.S. public finance insured portfolio, in National, continues to perform as expected. We have, however, experienced increased stress in this portfolio in the first nine months of 2012 as a portion of the obligations that we insure were issued by some of the state and local governments that continue to remain under extreme financial and budgetary stress. This financial stress on such states and municipalities could lead to an increase in defaults on the payment of their obligations and losses or impairments on a greater number of insured transactions in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

RMBS Recoveries

We have recorded our largest put-back asset against Bank of America and certain of its subsidiaries including Countrywide Home Loans, Inc. (“Countrywide”). Bank of America and its subsidiary Merrill Lynch also hold a significant amount of our remaining insured CMBS exposures, including the majority of the $6.0 billion of pools originally insured in 2006 and 2007 primarily referencing BBB and lower rated collateral (for a discussion of our insured CMBS pool exposure, see “Results of Operations—Commercial Real Estate Pool and CRE CDOs”). While the Company has estimated credit impairments or recorded loss reserves for the CMBS exposures, no material claims have been made to date. Bank of America/Merrill Lynch is also one of the two remaining plaintiffs in the litigation challenging the establishment of National (“Transformation Litigation”). For a discussion of the Transformation Litigation, see “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements. As a result, the amount we may ultimately collect from Bank of America/Countrywide on their put-back obligations in any litigation settlement could be impacted by potential commutation payments on these CMBS exposures and developments in the Transformation Litigation. Likewise, our ability to commute these CMBS exposures may be impacted by developments in the put-back litigation with these entities and the Transformation Litigation. There can be no assurance that any such settlement or commutation will occur or that any such settlement or commutation, if it occurred, would be consummated within the estimates of expected recoveries or loss payments associated with these exposures that are recorded in our consolidated financial statements. In addition, due to the deterioration in MBIA Corp.’s CMBS exposures, primarily in those exposures held by Bank of America/Merrill Lynch, there is an increased likelihood that MBIA Corp. will experience claims on those exposures, which claims could be substantial. Depending on the amount of such claims and the amounts of claims on other policies issued by MBIA Corp., MBIA Corp. may not have sufficient liquid assets to pay such claims in the absence of a settlement with Bank of America/Merrill Lynch and the commutation of the CMBS exposures held by Bank of America/Merrill Lynch or in the absence of the collection of other substantial put-back recoverables.

We have also recorded substantial recoveries related to put-backs against two wholly-owned subsidiaries of Residential Capital, LLC (“ResCap”), GMAC Mortgage, LLC (“GMAC”) and Residential Funding Company, LLC (“RFC”), whose ultimate parent company is Ally Financial Inc. On May 14, 2012, ResCap, RFC and GMAC each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As a result of the bankruptcy filings, we have reassessed our expected recoveries from GMAC and RFC by developing new probability-weighted scenarios based on the following facts: a) we have a direct contractual relationship with GMAC and RFC related to our put-back claims; b) our claims against GMAC and RFC are based on a breach of contract and fraud which have withstood motions to dismiss; and c) we submitted expert reports in the RFC litigation which confirm a substantial degree of ineligible mortgage loans in MBIA insured securitizations and damages as a result thereof. Accordingly, the Company has modeled scenario-based recoveries which are founded upon the strength of these claims as well as a range of estimated assets available to ResCap unsecured creditors. These outcomes are based upon information that was available to the Company as of the filing date. Under this revised methodology, our expected recoveries from GMAC and RFC have been reduced by 7% since December 31, 2011. A more detailed discussion of potential recoveries is presented within “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements.

The Consent Solicitation

On the date of this Quarterly Report on Form 10-Q, MBIA launched a consent solicitation pursuant to which it is seeking the consent of its senior noteholders to amend the indentures pursuant to which the senior notes were issued to substitute National for MBIA Insurance Corporation in the definition of “Restricted Subsidiary” and “Principal Subsidiaries” in the respective indentures, which provide that an involuntary solvency proceeding with respect to a Restricted or Principal Subsidiary, as the case may be, that remains in place for a specified period of time constitutes an event of default, which would likely result in the acceleration of the senior notes. The Consent Solicitation Statement related to the consent solicitation is filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on the date of this Quarterly Report on Form 10-Q.

MBIA Insurance Corporation may be placed in a rehabilitation or liquidation proceeding as a result of, among other things, a lack of liquid assets available to pay claims due to the failure by RMBS sellers/servicers to honor their contractual obligations to repurchase ineligible mortgage loans combined with the substantial RMBS claims payments, other claims and commutation payments to date, as well as the increased probability that MBIA Insurance Corporation will experience claims payments on certain of its CMBS exposures in the future. As described further above under “RMBS Recoveries” and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, these and other key risks and contingencies increase the possibility that MBIA Insurance Corporation could be placed into rehabilitation or liquidation proceedings by the Superintendent of the New York State Department of Financial Services (“NYSDFS”). The determination to commence an MBIA Insurance Corporation rehabilitation or liquidation proceeding is not within the control of the Company. Article 74 of the New York Insurance Law (“NYIL”) gives the Superintendent of the NYSDFS exclusive authority to commence rehabilitation or liquidation proceedings against a New York insurer under a variety of circumstances, including if the Superintendent finds the insurer is in such condition that its further transaction of business will be hazardous to policyholders, creditors, or the public, or if the Superintendent finds that the insurer is insolvent. In the event of an MBIA Insurance Corporation proceeding and in the absence of the consummation of the consent solicitation, it is likely that the senior notes would be accelerated. If the senior notes are accelerated we believe MBIA Inc. would have insufficient liquidity and capital markets access to pay the obligations under the senior notes. We believe that, under such circumstances, the Company would likely immediately pursue other alternatives, including an out-of-court restructuring, which we believe will be difficult to achieve, or a bankruptcy filing. We further believe that an MBIA Inc. bankruptcy would be highly destructive of the value of the Company, and would impose other costs and risks on its shareholders and creditors. This view is based on the following factors that we believe would result from an MBIA Inc. bankruptcy:

•

Reduction in the value of National in an MBIA Inc. bankruptcy as a result of a distressed sale and regulatory restrictions on a sale and on other activities of National, which could also substantially delay any such transaction.

•

Potential delays on asset sales and dividends and impairment of intercompany obligations that make up a substantial portion of National’s investment portfolio, which could further diminish National’s value to the Company’s shareholders and creditors.

•

Assertion of significant claims against the Company, including approximately $900 million on account of the senior notes and approximately $1.6 billion on account of an intercompany obligation to MBIA Global Funding LLC (“GFL”), that would be triggered by a Company bankruptcy.

•	Other significant adverse economic impacts on shareholders and creditors, including:

•	The potential for cessation of interest payments, delays in distribution and/or debt for equity conversion of debt obligations.

•	The substantial administrative expense and adverse business impact on the Company.

•	Potential adverse impact on the trading prices of the Company’s securities in the secondary market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

The purpose of the consent solicitation is to avoid the risk of a substantial value erosion of the Company in the event of an MBIA Insurance Corporation rehabilitation or liquidation. In addition, by removing this risk, we believe the consummation of the consent solicitation would improve the Company’s credit standing over time and improve its ability to raise capital in the future, each of which we believe would inure to the benefit of shareholders and creditors. The Company has had discussions with Moody’s and S&P and expects that the rating and rating outlook of the senior notes will be unchanged if the consent solicitation is consummated. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a detailed description of the risks associated with the Company failing to consummate the consent solicitation and MBIA Insurance Corporation being placed in a rehabilitation proceeding.

Financial Highlights

For the three months ended September 30, 2012, we recorded consolidated net income of $7 million or $0.04 per diluted share compared with consolidated net income of $444 million or $2.26 per diluted share for the same period of 2011.

For the nine months ended September 30, 2012, we recorded consolidated net income of $598 million or $3.07 per diluted share compared with a consolidated net loss of $693 million or $3.50 per diluted share for the same period of 2011.

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

For the three months ended September 30, 2012, consolidated adjusted pre-tax loss was $118 million compared with adjusted pre-tax loss of $430 million for the same period of 2011.

For the nine months ended September 30, 2012, consolidated adjusted pre-tax loss was $818 million compared with adjusted pre-tax loss of $244 million for the same period of 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Our consolidated book value (total shareholders’ equity) was $2.6 billion as of September 30, 2012 compared with $1.7 billion as of December 31, 2011. The increase was primarily the result of unrealized gains on insured derivatives driven by commuting derivative liabilities at prices below their fair values, the effects of MBIA’s nonperformance risk on its derivative liabilities which resulted from a widening of its own credit spreads and a reduction in the Company’s recovery rate and favorable movements in spreads and pricing on collateral. Our consolidated book value per share as of September 30, 2012 was $13.25 compared with $8.80 as of December 31, 2011.

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
As of September 30, 2012, ABV per share was $30.64, down from $34.50 as of December 31, 2011.

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

For a discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In addition, refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a current description of estimates used in our insurance loss reserving process.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except for per share amounts	2012	2011	2012	2011
Total revenues (losses)	$281	$1,120	$1,703	$(390)
Total expenses	338	375	944	775

Pre-tax income (loss)	(57)	745	759	(1,165)
Provision (benefit) for income taxes	(64)	301	161	(472)

Net income (loss)	$7	$444	$598	$(693)

Net income (loss) per common share:
Basic	$0.04	$2.27	$3.09	$(3.50)
Diluted	$0.04	$2.26	$3.07	$(3.50)

For the three months ended September 30, 2012, we recorded consolidated net income of $7 million, or $0.04 per diluted common share, compared with consolidated net income of $444 million, or $2.26 per diluted common share, for the same period of 2011. Weighted average diluted common shares outstanding totaled 195 million and 196 million for the three months ended September 30, 2012 and 2011, respectively. Consolidated total revenues for the three months ended September 30, 2012 included $21 million of net losses on insured derivatives compared with $723 million of net gains for the same period of 2011. The net losses on insured derivatives in 2012 were principally due to the effects of unfavorable changes in spreads/prices of underlying collateral and collateral erosion partially offset by a widening of the Company’s credit spreads and a reduction in the Company’s recovery rate. The net gains on insured derivatives in 2011 reflected a widening of the Company’s credit spreads and a reduction in the Company’s recovery rate, partially offset by unfavorable changes in spreads/prices of underlying collateral. Consolidated total expenses for the three months ended September 30, 2012 included $171 million of net insurance loss and LAE compared with $190 million of loss and LAE for the same period of 2011. The net insurance loss and LAE in 2012 and 2011 were primarily related to our insured RMBS and financial guarantee CMBS exposures.

For the nine months ended September 30, 2012, we recorded consolidated net income of $598 million, or $3.07 per diluted common share, compared with a consolidated net loss of $693 million, or $3.50 per diluted common share, for the same period of 2011. Weighted average diluted common shares outstanding totaled 195 million for the nine months ended September 30, 2012, down 2% from the same period of 2011 as a result of share repurchases by the Company during 2011. Consolidated total revenues for the nine months ended September 30, 2012 included $1.1 billion of net gains on insured derivatives compared with $1.1 billion of net losses for the same period of 2011. The net gains on insured derivatives in 2012 were principally the result of commuting derivative liabilities at prices below their fair values and the effects of MBIA’s nonperformance risk on its derivative liabilities which resulted from a widening of its own credit spreads and a reduction in the Company’s recovery rate. The net losses on insured derivatives in 2011 principally resulted from favorable changes in the market perception of MBIA Corp.’s credit risk, which resulted in a tightening of the Company’s credit spreads and an improvement in the Company’s recovery rate and unfavorable changes in spreads/prices of underlying collateral. These changes were partially offset by the reversal of unrealized losses resulting from the settlement of insured derivatives at amounts below their fair value. Consolidated total expenses for the nine months ended September 30, 2012 included $330 million of net insurance loss and LAE compared with $204 million for the same period of 2011. The net insurance losses and LAE in 2012 and 2011 were principally related to our insured financial guarantee CDO and RMBS exposures.

Included in our consolidated net income for the three months ended September 30, 2012 and 2011 was $59 million and $88 million, respectively, of income before income taxes related to consolidated VIEs, after the elimination of intercompany revenues and expenses. Included in our consolidated net income for the nine months ended September 30, 2012 was $26 million of income before income taxes related to consolidated VIEs, after the elimination of intercompany revenues and expenses, compared with losses before income taxes of $5 million for the same period of 2011. The net effect of consolidated VIEs on our financial results will vary over time as VIEs are consolidated or deconsolidated by the Company, and as the values of consolidated VIE assets and liabilities change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Adjusted Pre-Tax Income

The following table presents our consolidated adjusted pre-tax income (loss) (a non-GAAP measure) and provides a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Adjusted pre-tax income (loss)	$(118)	$(430)	$(818)	$(244)
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	29	9	62	68
Mark-to-market gains (losses) on insured credit derivatives	(33)	832	1,473	(671)
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	(65)	(334)	(42)	318

Pre-tax income (loss)	$(57)	$745	$759	$(1,165)

For the three months ended September 30, 2012, our consolidated adjusted pre-tax loss decreased compared with the same period of 2011 primarily as a result of decreased impairments on insured credit derivatives and a decrease in insurance losses and LAE, partially offset by a decrease in net gains related to fair valuing financial instruments and unfavorable changes in foreign exchange rates.

For the nine months ended September 30, 2012, our consolidated adjusted pre-tax loss increased compared with the same period of 2011 primarily as a result of an increase in insurance losses and LAE, increased impairments on insured credit derivatives, lower net investment income, an increase in legal and litigation related costs, and an increase in net investment losses related to other-than-temporary impairments of investments.

Adjusted Book Value

As of September 30, 2012, ABV per share (a non-GAAP measure) was $30.64, down from $34.50 as of December 31, 2011. The decrease in ABV per share was primarily driven by insurance losses, realized losses from sales and impairments of investments, and a significant increase in legal and litigation related costs.

The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In millions except share and per share amounts	As of September 30, 2012	As of December 31, 2011
Total shareholders’ equity of MBIA Inc.	$2,566	$1,700
Basic common shares outstanding	193,725,307	193,143,196
Book value per share	$13.25	$8.80
Adjustments for items included in book value per share (after-tax):
Cumulative net loss from consolidating certain VIEs(1)	0.66	0.82
Cumulative unrealized loss on insured credit derivatives	11.13	16.12
Net unrealized (gains) losses included in other comprehensive income	(0.66)	0.85
Adjustments for items not included in book value per share (after-tax):
Net unearned premium revenue(2)(3)	10.57	12.00
Present value of insured derivative installment revenue(4)	0.65	0.86
Cumulative impairments on insured credit derivatives(4)	(3.88)	(3.74)
Deferred acquisition costs	(1.08)	(1.21)

Total adjustments per share	17.39	25.70

Adjusted book value per share	$30.64	$34.50

(1) - Represents the impact on book value per share of consolidated VIEs that are not considered a business enterprise of the Company.

(2) - Consists of financial guarantee premiums and fees.

(3) - The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

(4) - The discount rate on insured derivative installment revenue and impairments was 5% as of September 30, 2012 and December 31, 2011.

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

The following table presents our U.S. public finance insurance segment results for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2012	2011		2012	2011
Net premiums earned	$134	$147	-9%	$370	$341	9%
Net investment income	56	53	6%	167	165	1%
Fees and reimbursements	2	2	-	5	5	-
Realized gains (losses) and other settlements on insured derivatives	-	-	-	-	2	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	22	6	n/m	43	24	79%

Total revenues	214	208	3%	585	537	9%

Losses and loss adjustment	4	10	-60%	15	4	n/m
Amortization of deferred acquisition costs	26	22	18%	75	64	17%
Operating	20	19	5%	128	56	129%

Total expenses	50	51	-2%	218	124	76%

Pre-tax income	$164	$157	4%	$367	$413	-11%

n/m - Percent change not meaningful.

For the three and nine months ended September 30, 2012 and 2011, we did not write a meaningful amount of U.S. public finance insurance. Activity was largely limited to our reinsurance of a financing transaction for a Turkish bank, which closed in the third quarter of 2012. The lack of insurance writings in our U.S. public finance segment reflects the insurance financial strength credit ratings assigned to National by major ratings agencies and the impact of litigation over the formation of National in 2009. We do not expect to write a material amount of new business prior to an upgrade of our insurance financial strength ratings and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation. We believe that we will resume writing business in the U.S. public finance market before actively re-engaging in the structured finance and international markets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three months ended September 30, 2012 and 2011, there were no differences between adjusted pre-tax income of $164 million and $157 million, respectively, and GAAP pre-tax income. For the nine months ended September 30, 2012 and 2011, there were no differences between adjusted pre-tax income of $367 million and $413 million, respectively, and GAAP pre-tax income.

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the three months ended September 30, 2012 compared with the same period of 2011 resulted from a decrease in scheduled premiums earned of $16 million, partially offset by an increase in refunded premiums earned of $3 million. The increase in net premiums earned for the nine months ended September 30, 2012 compared with the same period of 2011 resulted from an increase in refunded premiums earned of $81 million, partially offset by a decline in scheduled premiums earned of $52 million. Scheduled premium earnings declined due to the maturity of insured issues within our U.S. public finance portfolio with no material new insurance writings. Additionally, refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of premiums that would have been earned in the current period.

NET INVESTMENT INCOME The increase in net investment income for the three and nine months ended September 30, 2012 was primarily due to interest on the National Secured Loan discussed below.

National maintains simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with our asset/liability products segment, which provides yield enhancement to our U.S. public finance insurance investment portfolio as a result of increased net interest earnings from these collective agreements. In addition, during 2012 the interest income on the National Secured Loan, established in December of 2011, was included in our U.S. public finance net investment income and totaled $74 million for the nine months ended September 30, 2012. The National Secured Loan enhances the overall yield of our U.S. public finance insurance investment portfolio as lower yielding investments were sold to fund the amount loaned under this agreement. While interest due on the National Secured Loan is recorded in the period during which it accrues, the payment of interest is currently being deferred. Refer to the “Liquidity” section included herein for additional information about these agreements.

Investment asset balances at amortized cost as of September 30, 2012 and December 31, 2011 are presented in the following table:

	September 30, 2012		December 31, 2011
In millions	Investments at Amortized Cost	Pre-tax yield(1)	Investments at Amortized Cost	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$859	3.95%	$1,067	4.06%
Taxable	2,068	3.52%	2,073	3.89%
Short-term	303	0.81%	641	0.70%

Total fixed-income	3,230	3.38%	3,781	3.40%
Secured loan to an affiliate	1,623		1,130
Other	14		16

Total	$4,867		$4,927

(1) - Estimated yield-to-maturity.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable changes in net gains (losses) on financial instruments at fair value and foreign exchange for the three and nine months ended September 30, 2012 compared with the same periods of 2011 were principally due to realized gains from sales of securities related to the ongoing management of our U.S. public finance insurance investment portfolio.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following tables present information about our U.S. public finance insurance loss and LAE reserves and recoverables as of September 30, 2012 and December 31, 2011, as well as our related loss and LAE expenses for the three and nine months ended September 30, 2012 and 2011:

In millions	September 30, 2012	December 31, 2011	Percent Change
Gross loss and LAE reserves	$323	$369	-12%
Expected recoveries on unpaid losses	(154)	(200)	-23%

Loss and LAE reserves	$169	$169	-

Insurance loss recoverable	$236	$155	52%
Insurance loss recoverable-ceded(1)	$6	$4	50%
Reinsurance recoverable on paid and unpaid losses	$9	$8	13%

(1) - Reported within “Other liabilities” on our consolidated balance sheets.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2012	2011		2012	2011
Loss and LAE related to actual and expected payments	$(10)	$54	-119%	$57	$(89)	n/m
Recoveries of actual and expected payments	14	(44)	-132%	(42)	93	-145%

Gross losses incurred	4	10	-60%	15	4	n/m
Reinsurance	-	-	-	-	-	-

Losses and loss adjustment expenses	$4	$10	-60%	$15	$4	n/m

n/m - Percent change not meaningful.

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves as of December 31, 2011 for one issue that had no expected future claim payments or par outstanding but for which the Company is obligated to pay LAE incurred in prior periods. As of September 30, 2012 and December 31, 2011, loss and LAE reserves comprised the following:

$ in millions	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Gross of reinsurance:
Issues with defaults	10	11	$152	$163	$821	$797
Issues without defaults	9	5	17	6	115	26

Total gross of reinsurance	19	16	$169	$169	$936	$823

(1) - An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and nine months ended September 30, 2012 and 2011 are presented in the following table:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2012	2011		2012	2011
Gross expenses	$20	$19	5%	$128	$56	129%

Amortization of deferred acquisition costs	$26	$22	18%	$75	$64	17%
Operating	20	19	5%	128	56	129%

Total insurance operating expenses	$46	$41	12%	$203	$120	69%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for the three and nine months ended September 30, 2012 compared with the same periods of 2011 primarily due to increases in legal and litigation related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Amortization of deferred acquisition costs increased for the three and nine months ended September 30, 2012 compared with the same periods of 2011, consistent with the amortization of the related unearned premium revenue. We did not defer a material amount of policy acquisition costs during 2012 or 2011.

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

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of September 30, 2012 and December 31, 2011. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

	Gross Par Outstanding as of
In millions Rating	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
AAA	$18,649	5.2%	$22,593	5.5%
AA	162,636	45.7%	187,036	45.6%
A	138,224	38.8%	158,958	38.7%
BBB	34,046	9.6%	38,949	9.5%
Below investment grade	2,694	0.7%	2,824	0.7%

Total	$356,249	100.0%	$410,360	100.0%

The credit quality distribution of our U.S. public finance insurance exposure as of September 30, 2012 remained relatively consistent with December 31, 2011. Total U.S. public finance insurance gross par outstanding rated A or above, before giving effect to National’s guarantee, was approximately 90% and gross par outstanding rated below investment grade, before giving effect to National’s guarantee, was less than 1% as of September 30, 2012 and December 31, 2011.

Structured Finance and International Insurance

Our structured finance and international insurance business is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. or its subsidiaries are insured by MBIA Corp. If MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including GFL and Meridian Funding Company, LLC (“Meridian”), and provides reinsurance to its insurance subsidiaries. MBIA Corp. has also written insurance policies guaranteeing the obligations under credit default swap (“CDS”) contracts of an affiliate, LaCrosse Financial Products, LLC, including termination payments that may become due upon certain events including the insolvency or payment default of the financial guarantor or the CDS issuer.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our structured finance and international insurance segment results for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2012	2011		2012	2011
Net premiums earned	$38	$51	-25%	$143	$181	-21%
Net investment income	8	17	-53%	22	65	-66%
Fees and reimbursements	43	36	19%	109	89	22%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	12	(53)	-123%	(420)	(601)	-30%
Unrealized gains (losses) on insured derivatives	(33)	776	-104%	1,473	(531)	n/m

Net change in fair value of insured derivatives	(21)	723	-103%	1,053	(1,132)	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	14	(12)	n/m	18	21	-14%
Net investment losses related to other-than-temporary impairments	(4)	-	n/m	(45)	(4)	n/m
Other net realized gains (losses)	1	1	-	1	2	-50%
Revenues of consolidated VIEs:
Net investment income	13	12	8%	40	39	3%
Net gains (losses) on financial instruments at fair value and foreign exchange	42	86	-51%	(25)	(27)	-7%

Total revenues	134	914	-85%	1,316	(766)	n/m

Losses and loss adjustment	167	180	-7%	315	200	58%
Amortization of deferred acquisition costs	24	34	-29%	81	106	-24%
Operating	30	35	-14%	115	104	11%
Interest	62	34	82%	175	101	73%
Expenses of consolidated VIEs:
Operating	5	8	-38%	16	26	-38%
Interest	10	10	-	32	31	3%

Total expenses	298	301	-1%	734	568	29%

Pre-tax income (loss)	$(164)	$613	-127%	$582	$(1,334)	-144%

n/m - Percent change not meaningful.

For the three and nine months ended September 30, 2012 and 2011, we did not write a meaningful amount of structured finance and international insurance. The lack of insurance writings in our structured finance and international insurance segment reflects the impact of the downgrades of MBIA Corp.’s insurance financial strength ratings by the major rating agencies, which occurred in 2008 and again in 2009. The Company does not expect to write a material amount of new business prior to an upgrade of the insurance financial strength ratings of MBIA Corp. and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation. Pre-tax income (loss) in each of the periods included in the preceding table was primarily driven by changes in the fair value of our insured credit derivatives, which reflects changes in the market perception of MBIA Corp.’s credit risk.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the adjusted pre-tax income (loss) of our structured finance and international insurance segment, and a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2012	2011		2012	2011
Adjusted pre-tax income (loss)	$(224)	$(556)	-60%	$(970)	$(388)	150%
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	28	3	n/m	37	43	-14%
Mark-to-market gain (loss) on insured credit derivatives	(33)	832	-104%	1,473	(671)	n/m
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	(65)	(334)	-81%	(42)	318	-113%

Pre-tax income (loss)	$(164)	$613	-127%	$582	$(1,334)	-144%

n/m - Percent change not meaningful.

Adjusted pre-tax loss for the three months ended September 30, 2012 decreased compared with the same period of 2011 principally due to decreased impairments on insured credit derivatives and a decrease in insurance losses and LAE.

Adjusted pre-tax loss for the nine months ended September 30, 2012 increased compared with the same period of 2011 principally due to an increase in insurance losses and LAE, increased impairments on insured credit derivatives, an increase in interest expense from the National Secured Loan that was established in December of 2011, and lower premiums earned.

NET PREMIUMS EARNED Our structured finance and international insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts and insured derivative contracts, and certain of those premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned by type of insurance contract for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Net premiums earned:
Financial guarantee contracts	$38	$51	$143	$181
Insured derivative contracts(1)	12	23	42	80
VIEs (eliminated in consolidation)	4	4	11	13

Total net premiums earned	$54	$78	$196	$274

(1) -	Premiums related to insured derivatives are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations.

Net premiums earned on non-derivative financial guarantee contracts for the three and nine months ended September 30, 2012 and 2011 are presented in the following table. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2012	2011		2012	2011
Net premiums earned:
U.S.	$14	$22	-36%	$50	$77	-35%
Non-U.S.	24	29	-17%	93	104	-11%

Total net premiums earned	$38	$51	-25%	$143	$181	-21%

Structured finance and international net premiums earned decreased in the three and nine months ended September 30, 2012 compared with the same period of 2011 due to the maturity and early settlement of insured transactions with no new material insurance writings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET INVESTMENT INCOME The decreases in net investment income for the three and nine months ended 2012 compared with the same periods of 2011 were primarily due to lower average asset balances in 2012 as a result of claim and commutation payments, and reinvesting proceeds from sales and maturities of high-yielding securities into low-yielding more liquid securities.

MBIA Corp., as lender, maintained a secured lending agreement with our asset/liability products segment (“MBIA Corp. Secured Loan”), which was fully repaid in May 2012. Interest income on this arrangement for the nine months ended September 30, 2012 was approximately $2 million. Interest income for the three and nine months ended September 30, 2011 was approximately $4 million and $12 million, respectively. The decrease in interest income under this facility resulted from lower loan balances in 2012 and the repayment of the facility in May 2012. Refer to the “Liquidity” section included herein for additional information about this agreement.

Investment asset balances at amortized cost as of September 30, 2012 and December 31, 2011 are presented in the following table:

	September 30, 2012		December 31, 2011
In millions	Investments at Amortized Cost	Pre-tax yield(1)	Investments at Amortized Cost	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$-	-	$1	5.79%
Taxable	639	2.88%	1,131	3.38%
Short-term	633	0.63%	222	1.46%

Total fixed-income	1,272	1.76%	1,354	3.07%
Secured loan to an affiliate	-		300
Other	1		7

Total	$1,273		$1,661

(1) - Estimated yield-to-maturity.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums and fees earned related to derivatives and the components of the net change in fair value of insured derivatives for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2012	2011		2012	2011
Net premiums and fees earned on insured derivatives	$12	$25	-52%	$43	$82	-48%
Realized gains (losses) on insured derivatives	-	(78)	-100%	(463)	(683)	-32%

Realized gains (losses) and other settlements on insured derivatives	12	(53)	-123%	(420)	(601)	-30%
Unrealized gains (losses) on insured derivatives	(33)	776	-104%	1,473	(531)	n/m

Net change in fair value of insured derivatives	$(21)	$723	-103%	$1,053	$(1,132)	n/m

n/m - Percent change not meaningful.

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the nine months ended September 30, 2012, realized losses on insured derivatives of $463 million resulted primarily from settlements and claim payments on CMBS and ABS transactions. Realized losses on insured derivatives for the three and nine months ended September 30, 2011 primarily resulted from settlement payments related to commutations of transactions.

For the three months ended September 30, 2012, unrealized losses on insured derivatives were principally the result of unfavorable changes in spreads/prices on the underlying collateral and collateral erosion of transactions, partially offset by a widening of the Company’s credit spreads and a reduction in the Company’s recovery rate. For the three months ended September 30, 2011, unrealized gains on insured derivatives were principally the result of a widening of the Company’s credit spreads, a reduction in the Company’s recovery rate and the reversal of unrealized losses from commutations, partially offset by unfavorable changes in spreads/prices of underlying collateral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the nine months ended September 30, 2012, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations, the effects of MBIA’s nonperformance risk on its derivative liabilities and the result of favorable movements in spreads and pricing on collateral within transactions, partially offset by collateral erosion. For the nine months ended September 30, 2011, unrealized losses on insured derivatives were principally the result of favorable changes in the market perception of MBIA Corp.’s credit risk and reduced collateral pricing, partially offset by the reversal of unrealized losses from commutations.

As of September 30, 2012, MBIA Corp.’s five year CDS cost was 35.88% upfront plus 5% per annum compared with 50.75% upfront plus 5% per annum as of September 30, 2011. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 17.75% upfront plus 5% per annum to 38.25% upfront plus 5% per annum as of September 30, 2012. As of September 30, 2011, those costs ranged from 27.75% upfront plus 5% per annum to 52.75% upfront plus 5% per annum.

As of September 30, 2012, we had $49.4 billion of gross par outstanding on insured credit derivatives compared with $67.0 billion as of December 31, 2011. The decrease in gross par outstanding was primarily due to contractual terminations, amortizations and maturities. During the nine months ended September 30, 2012, 31 insured issues, representing $16.5 billion in gross par outstanding, either matured or were contractually settled prior to maturity.

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles as our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent actual payments plus the present values of our estimates of expected future claim payments, net of expected future recoveries. MBIA Insurance Corporation’s expected future claim payments were discounted using a rate of 5.59%, the same rate used to calculate its statutory loss reserves as of September 30, 2012. We estimated that additional credit impairments on insured derivatives (excluding LAE) for the nine months ended September 30, 2012 were $507 million across 19 CDO insured issues. Beginning with the fourth quarter of 2007 through September 30, 2012, total credit impairments on insured derivatives were estimated at $5.3 billion across 71 CDO insured issues, inclusive of 65 insured issues for which we made settlement and claim payments of $4.2 billion, net of reinsurance and collections. Accordingly, we expect to realize additional net losses of $1.1 billion. Refer to the following “Loss and Loss Adjustment Expenses” section for additional information about credit impairments on insured derivatives.

Our estimate of credit impairments, a non-GAAP measure, may differ from the fair values recorded in our consolidated financial statements. Although the Company’s consolidated statements of operations include the fair values, the Company believes its disclosure of credit impairments on insured derivatives provides additional meaningful information about potential realized losses on these contracts. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments. In the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse before or at the maturity of the contracts. Contracts also may be settled prior to maturity at amounts that may be more or less than their recorded fair values. Those settlements can result in realized gains or losses, and will result in the reversal of unrealized gains or losses. The Company is not required to post collateral to counterparties of these contracts. Refer to “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 for information on legislative changes that could require collateral posting by MBIA Corp. notwithstanding the contract terms.

Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expenses” in our consolidated statements of operations. Such costs totaled $1 million and $3 million for the three months ended September 30, 2012 and 2011, respectively, and $4 million and $11 million for the nine months ended September 30, 2012 and 2011, respectively.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS The increases in net investment losses related to other-than-temporary impairments for the three and nine months ended September 30, 2012 compared with the same periods of 2011 were primarily related to one impaired security that was written down to its fair value as we intend to sell the security before an expected recovery of fair value to its amortized cost. Refer to the “Liquidity” section included herein for additional information about impaired investments.

REVENUES OF CONSOLIDATED VIEs For the three months ended September 30, 2012, total revenues of consolidated VIEs within our structured finance and international insurance segment were $55 million compared with total revenues of $98 million for the same period of 2011. For the nine months ended September 30, 2012, total revenues of consolidated VIEs were $15 million compared with total revenues of $12 million for the nine months ended September 30, 2011. The fluctuations in revenues of consolidated VIEs were principally driven by net gains and losses on financial instruments at fair value and foreign exchange as a result of changes in the fair value of VIE assets and liabilities recorded through earnings.

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

The Company faces significant risks and uncertainties related to potential or actual losses from its CMBS and CRE CDO insured exposure, its second-lien RMBS insured exposure (due to the unpredictable performance of ineligible mortgage loans included in the transactions we insured) backed by home equity lines of credit (“HELOC”) or closed-end second mortgages (“CES”), its first-lien RMBS insured exposure and its ABS CDO insured exposure. Continued significant adverse developments and higher than expected payments on these exposures and/or lower than expected recoveries on the RMBS exposures, could result in a decline in the Company’s liquidity and statutory capital position.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following tables present the aggregate loss and LAE reserves and insurance loss recoverables as of September 30, 2012 and December 31, 2011, and the aggregate change in the discounted values of net payments expected to be made on all insurance contracts for the three and nine months ended September 30, 2012 and 2011:

Aggregate Losses and LAE Roll Forward

In millions	Financial Guarantee Insurance(1)	Financial Guarantee Insurance Related to VIEs(2)	Insurance Credit Derivative Impairments and LAE(3)	Reinsurance(4)	Total(5)
Gross loss and LAE reserves as of December 31, 2011	$667	$353	$1,103	$(7)	$2,116
Gross insurance loss recoverable as of December 31, 2011	(2,891)	(1,365)	(70)	8	(4,318)

Total reserves (recoverable) as of December 31, 2011	(2,224)	(1,012)	1,033	1	(2,202)
Ceded reserves	-	-	1	(1)	-

Net reserves as of December 31, 2011	(2,224)	(1,012)	1,034	-	(2,202)
Total aggregate losses and LAE incurred	315	135	510	-	960
(Payments) collections and other	(395)	(144)	(445)	-	(984)

Net reserves as of September 30, 2012	(2,304)	(1,021)	1,099	-	(2,226)
Ceded reserves	-	-	(1)	1	-

Total reserves (recoverable) as of September 30, 2012	$(2,304)	$(1,021)	$1,098	$1	$(2,226)

Gross loss and LAE reserves as of September 30, 2012	$776	$295	$1,142	$(6)	$2,207
Gross insurance loss recoverable as of September 30, 2012	(3,080)	(1,316)	(44)	7	(4,433)

Total reserves (recoverable) as of September 30, 2012	$(2,304)	$(1,021)	$1,098	$1	$(2,226)

(1) -	Included in “Losses and loss adjustment,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated financial statements.

(2) -	Represents loss expense, reserves and insurance loss recoverable eliminated upon the consolidation of insured VIEs.

(3) -	Represents statutory losses and LAE and recoveries for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations and the fair value of these contracts are recorded in “Derivative Liabilities” on the Company’s consolidated balance sheets.

(4) -	Represents “Losses and loss adjustment,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated financial statements and are ceded to third-party reinsurers under insurance contracts. As of September 30, 2012 and December 31, 2011, there was a $1 million payable related to insured credit derivative impairments and LAE reinsurance.

(5) -	Represents totals after ceding to third-party reinsurers under insurance contracts.

Aggregate Losses and LAE (change in discounted values of net payments)

	For the Three Months Ended September 30, 2012
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other(2)	Total
Change in actual and expected payments	$60	$21	$131	$49	$261
Change in actual and expected salvage	(2)	5	(8)	(4)	(9)

Total aggregate losses and LAE	$58	$26	$123	$45	$252

(1) - Includes HELOC loans and CES.

(2) - Includes alternative A-paper transactions and other insurance contracts.

	For the Three Months Ended September 30, 2011
In millions	Second- lien RMBS(1)	ABS CDO	CMBS	Other(2)	Total
Change in actual and expected payments	$145	$(27)	$497	$118	$733
Change in actual and expected salvage	(101)	5	-	(6)	(102)

Total aggregate losses and LAE	$44	$(22)	$497	$112	$631

(1) - Includes HELOC loans and CES.

(2) - Includes alternative A-paper transactions and other insurance contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	For the Nine Months Ended September 30, 2012
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other(2)	Total
Change in actual and expected payments	$266	$(22)	$602	$111	$957
Change in actual and expected salvage	(7)	18	(13)	5	3

Total aggregate losses and LAE	$259	$(4)	$589	$116	$960

(1) - Includes HELOC loans and CES.

(2) - Includes alternative A-paper transactions and other insurance contracts.

	For the Nine Months Ended September 30, 2011
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other(2)	Total
Change in actual and expected payments	$282	$(414)	$865	$123	$856
Change in actual and expected salvage	(279)	60	-	(9)	(228)

Total aggregate losses and LAE	$3	$(354)	$865	$114	$628

(1) - Includes HELOC loans and CES.

(2) - Includes alternative A-paper transactions and other insurance contracts.

The decrease in total aggregate losses and LAE for the three months ended September 30, 2012 compared with the same period of 2011 was primarily due to lower expectations of future payments on insured credit derivatives related to our CMBS exposures.

The increase in total aggregate losses and LAE for the nine months ended September 30, 2012 compared with the same period of 2011 was primarily due to commutation settlements in 2011 of ABS policies below established reserves. In addition, during the nine months ended September 30, 2012, we reduced our future expected recoveries on second-lien RMBS exposures, partially offset by a decrease in credit impairments on our CMBS exposures as a result of lower expectations of future payments.

In addition to the information presented above, the following tables present aggregate losses and LAE for the three and nine months ended September 30, 2012 and 2011 by insurance type:

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	For the Three Months Ended September 30, 2012
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance(3)	$38	$9	$75	$45	$167
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(4)	20	(2)	-	-	18
Insured credit derivatives (statutory basis)(5)	-	19	48	-	67

Total aggregate losses and LAE	$58	$26	$123	$45	$252

(1) -	Includes HELOC loans and CES.

(2) -	Includes alternative A-paper transactions and other insurance contracts.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	For the Three Months Ended September 30, 2011
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance(3)	$37	$31	$-	$112	$180
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(4)	7	28	-	-	35
Insured credit derivatives (statutory basis)(5)	-	(81)	497	-	416

Total aggregate losses and LAE	$44	$(22)	$497	$112	$631

(1) -	Includes HELOC loans and CES.

(2) -	Includes alternative A-paper transactions and other insurance contracts.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

	For the Nine Months Ended September 30, 2012
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance(3)	$106	$6	$87	$116	$315
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(4)	153	(18)	-	-	135
Insured credit derivatives (statutory basis)(5)	-	8	502	-	510

Total aggregate losses and LAE	$259	$(4)	$589	$116	$960

(1) -	Includes HELOC loans and CES.

(2) -	Includes alternative A-paper transactions and other insurance contracts.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

	For the Nine Months Ended September 30, 2011
In millions	Second-lien RMBS(1)	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance(3)	$35	$51	$-	$114	$200
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(4)	(32)	79	-	-	47
Insured credit derivatives (statutory basis)(5)	-	(484)	865	-	381

Total aggregate losses and LAE	$3	$(354)	$865	$114	$628

(1) -	Includes HELOC loans and CES.

(2) -	Includes alternative A-paper transactions and other insurance contracts.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following tables present information about our insurance reserves and recoverable as of September 30, 2012 and December 31, 2011, as well as our loss and LAE incurred for the three and nine months ended September 30, 2012 and 2011. The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date. Our insurance loss recoverable includes expected recoveries related to put-backs of ineligible mortgage loans within second-lien RMBS transactions and other amounts due to MBIA under the terms and conditions of the respective transaction documents (inclusive of subrogation rights).

In millions	September 30, 2012	December 31, 2011	Percent Change
Gross loss and LAE reserves	$1,017	$1,029	-1%
Expected recoveries on unpaid losses	(241)	(362)	-33%

Loss and LAE reserves	$776	$667	16%

Insurance loss recoverable	$3,080	$2,891	7%
Insurance loss recoverable—ceded(1)	$7	$7	-
Reinsurance recoverable on paid and unpaid losses	$6	$8	-25%

(1) - Reported within “Other liabilities” on our consolidated balance sheets.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2012	2011		2012	2011
Loss and LAE related to actual and expected payments	$185	$239	-23%	$396	$344	15%
Recoveries of actual and expected payments	(18)	(58)	-69%	(81)	(142)	-43%

Gross losses incurred	167	181	-8%	315	202	56%
Reinsurance	-	(1)	-100%	-	(2)	-100%

Losses and loss adjustment expenses	$167	$180	-7%	$315	$200	58%

Losses and LAE incurred in our structured finance and international insurance segment totaled $167 million for the three months ended September 30, 2012. Included in the $167 million were gross losses related to actual and expected future payments of $185 million, of which $140 million primarily related to CMBS and insured first-lien RMBS transactions and $45 million related to insured second-lien RMBS transactions. Partially offsetting these losses were recoveries of actual and expected payments of $18 million, including $7 million related to insured second-lien RMBS transactions. The $7 million of recoveries related to insured second-lien RMBS transactions included $44 million of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans offset by a $37 million reduction in excess spread (the difference between interest inflows on assets and interest outflows on liabilities) within the securitizations.

Losses and LAE incurred in our structured finance and international insurance segment totaled $180 million for the three months ended September 30, 2011. Included in the $180 million were gross losses related to actual and expected future payments of $239 million, including $85 million related to insured second-lien RMBS transactions and $154 million of other loss activity. Partially offsetting these losses were recoveries of actual and expected payments of $58 million, including $48 million related to insured second-lien RMBS transactions. The $48 million of recoveries related to insured second-lien RMBS transactions included $44 million of recoveries resulting from ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans and $4 million related to excess spread within the securitizations.

Losses and LAE incurred in our structured finance and international insurance segment totaled $315 million for the nine months ended September 30, 2012. Included in the $315 million were gross losses related to actual and expected future payments of $396 million, of which $216 million primarily related to insured first-lien RMBS transactions and CMBS transactions and $180 million related to insured second-lien RMBS transactions. Partially offsetting these losses were recoveries of actual and expected payments of $81 million, including $74 million related to insured second-lien RMBS transactions. The $74 million of recoveries related to insured second-lien RMBS transactions included $154 million of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans offset by an $80 million reduction in excess spread within the securitizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Losses and LAE incurred in our structured finance and international insurance segment totaled $200 million for the nine months ended September 30, 2011. Included in the $200 million were gross losses related to actual and expected future payments of $344, including $157 million of losses related to insured second-lien RMBS transactions and $187 million related to other loss activity. Partially offsetting these losses were recoveries of actual and expected payments of $142 million, including $122 million of recoveries related to insured second-lien RMBS transactions. The $122 million of recoveries related to insured second-lien RMBS transactions included $198 million of recoveries resulting from ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans offset by a $76 million reduction in excess spread within the securitizations. The decrease in recoveries from excess spread resulted from an increase in voluntary prepayments within the securitizations.

For the three and nine months ended September 30, 2012, losses and LAE incurred included the elimination of $18 million and $135 million, respectively, as a result of the consolidation of VIEs. The $18 million elimination included gross losses related to actual and expected future payments of $11 million and a decrease in recoveries of actual and expected payments of $7 million. The $135 million elimination included gross losses related to actual and expected future payments of $68 million and a decrease in recoveries of actual and expected payments of $67 million.

For the three and nine months ended September 30, 2011, losses and LAE incurred included the elimination of $35 million and $47 million, respectively, as a result of the consolidation of VIEs. The $35 million elimination included gross losses related to actual and expected future payments of $90 million offset by recoveries of actual and expected payments of $55 million. The $47 million elimination included gross losses related to actual and expected future payments of $210 million offset by recoveries of actual and expected payments of $163 million.

Included in the Company’s loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves as of September 30, 2012 and December 31, 2011 for three issues that had no expected future claim payments or par outstanding, but for which the Company is obligated to pay LAE incurred in prior periods. As of September 30, 2012 and December 31, 2011, loss and LAE reserves comprised the following:

	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
$ in millions	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Gross of reinsurance:
Issues with defaults	97	92	$469	$447	$7,611	$7,863
Issues without defaults	24	26	307	220	1,124	1,734

Total gross of reinsurance	121	118	$776	$667	$8,735	$9,597

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

MBIA reports expected potential recoveries of certain paid claims within “Insurance loss recoverable” and the corresponding estimated recovery amounts due to reinsurers within “Other liabilities” on the Company’s consolidated balance sheets. As of September 30, 2012 and December 31, 2011, our insurance loss recoverable in our structured finance and international insurance segment was $3.1 billion and $2.9 billion, respectively. The increase in our insurance loss recoverable principally resulted from an increase in expected potential recoveries related to certain sellers’/servicers’ obligation to repurchase ineligible mortgage loans related to insured second-lien transactions. As of September 30, 2012 and December 31, 2011, our insurance loss recoverable also included estimated recoveries of approximately $770 million and $731 million, respectively, from excess spread within insured second-lien RMBS securitizations. Insurance loss recoverables due to reinsurers totaled $7 million as of September 30, 2012 and December 31, 2011. Insurance loss recoverables are only paid to reinsurers upon receipt of such amounts by MBIA.

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities (“MBS”) backed by residential mortgage loans, including second-lien residential mortgage securitizations (revolving HELOC loans and CES). For the three months ended September 30, 2012, we recorded losses and LAE of $58 million related to insured second-lien RMBS transactions, before the elimination of $20 million of losses incurred as a result of consolidating VIEs. The $38 million consolidated losses and LAE was due to gross losses and LAE related to actual and expected payments of $45 million offset by gross recoveries of actual and expected payments of $7 million. For the nine months ended September 30, 2012, we recorded losses and LAE of $259 million related to insured second-lien RMBS transactions, before the elimination of $153 million of losses incurred as a result of consolidating VIEs. The $106 million consolidated losses and LAE was due to gross losses and LAE related to actual and expected payments of $180 million offset by gross recoveries of actual and expected payments of $74 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

MBIA Corp. also insures MBS backed by first-lien subprime mortgage loans directly through RMBS securitizations. There has been considerable stress and continued deterioration in the subprime mortgage market since 2008 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of September 30, 2012, the Company had $2.3 billion of gross par outstanding from direct exposure to subprime mortgage loans compared with $3.3 billion as of December 31, 2011. While subprime transactions directly guaranteed by MBIA Corp. include collateral comprising mortgage loans that originated during 2005, 2006, and 2007, we currently do not expect ultimate material losses on these transactions given the amount of subordination below MBIA Corp.’s insured portion of such transactions available to absorb losses from collateral defaults. As of September 30, 2012, the Company had $290 million of gross par outstanding in five insured direct subprime mortgage transactions with 2005 or 2006 subprime mortgage collateral appearing on the Company’s Classified or Caution Lists.

The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of September 30, 2012 by S&P credit rating category. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
In millions	Prime First- lien	Alternative A-paper First-lien		Subprime First-lien		HELOC Second- lien	CES Second- lien	Total
AAA	$182	$789		$1,374		$-	$9	$2,354
AA	22	105		81		-	-	208
A	2	396		67		20	20	505
BBB	-	493		133		682	135	1,443
Below investment grade	2	1,478		614		2,694	3,309	8,097

Total gross par	$208	$3,261	(1)	$2,269	(2)	$3,396	$3,473	$12,607

(1) - Includes international exposure of $853 million. (2) - Includes international exposure of $13 million.

The following table presents the gross par outstanding by vintage year of MBIA Corp.’s total insured second-lien residential mortgage loan securitizations insured exposure as of September 30, 2012. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
In millions	HELOC	% of Total HELOC	CES	% of Total CES
2007	$460	13%	$2,289	66%
2006	1,224	36%	1,115	32%
2005	1,027	30%	-	0%
2004	597	18%	40	1%
2003 and prior	88	3%	29	1%

Total gross par	$3,396	100%	$3,473	100%

As of September 30, 2012, total gross par outstanding for HELOC and CES was $3.4 billion and $3.5 billion, respectively, compared with HELOC and CES gross par outstanding of $4.0 billion and $4.1 billion, respectively, as of December 31, 2011.

During the three months ended September 30, 2012, we paid approximately $130 million, net of reinsurance and collections, on insured second-lien RMBS transactions, or $78 million after eliminating $52 million of net payments made on behalf of consolidated VIEs. During the nine months ended September 30, 2012, we paid approximately $475 million, net of reinsurance and collections, on insured second-lien RMBS transactions, or $330 million after eliminating $145 million of net payments made on behalf of consolidated VIEs. Through September 30, 2012, we paid a cumulative total of $6.4 billion, net of reinsurance and collections, or $4.2 billion after eliminating $2.2 billion of net payments on insured second-lien RMBS transactions that are currently consolidated as VIEs. As of September 30, 2012, we had loss and LAE reserves related to our remaining insured second-lien RMBS exposure of $212 million before eliminating $53 million of loss and LAE reserves related to our consolidated VIEs. The loss and LAE reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the cash receipts we expect from the performing mortgage loans in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” in our consolidated balance sheets. The payments that we make virtually all go to reduce the principal balances of the securitizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table provides information about insured second-lien RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim and LAE payments, net of collections, as of September 30, 2012 and for which it does not consolidate under accounting guidance for VIEs:

Second-Lien RMBS Transactions with Claim Payments (Excluding Consolidated VIEs)

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Claim Payments and LAE Net of Collections Since Inception
HELOC	13	$14,253	$2,058	$2,219
CES	9	8,198	2,163	2,082

Total	22	$22,451	$4,221	$4,301

Total net of reinsurance				$4,191

As of September 30, 2012, the gross par outstanding on insured second-lien RMBS transactions included in the preceding table was $4.2 billion compared with $4.9 billion as of December 31, 2011. As of September 30, 2012, we expect to pay an additional $300 million (on a present value basis) on these transactions and expect to receive a total of $909 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. Of our expected reimbursement from excess spread, $769 million is included in “Insurance loss recoverable” and $140 million is included in “Loss and loss adjustment expense reserves.” In addition, we expect to receive $2.1 billion (on a present value basis) in respect of the sellers’/servicers’ obligation to repurchase ineligible mortgage loans, which is included in “Insurance loss recoverable.”

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

The following table provides information about insured second-lien RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments and LAE, net of collections, as of September 30, 2012 and for which it consolidates under accounting guidance for VIEs. As such, these payments are not reflected as insurance losses in our consolidated financial statements subsequent to consolidation. Of the $2.3 billion of total payments before reinsurance, $800 million was eliminated subsequent to consolidation. As of September 30, 2012, the Company has recorded actual or expected put-back recoveries for amounts paid on all insured second-lien RMBS transactions included in the following table:

Second-Lien RMBS Transactions with Claim Payments (Consolidated VIEs)

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Claim Payments and LAE Net of Collections Since Inception
HELOC	6	$3,657	$1,001	$669
CES	7	5,068	1,281	1,648

Total	13	$8,725	$2,282	$2,317

Total net of reinsurance				$2,245

As of September 30, 2012, we expect to pay an additional $92 million (on a present value basis) on these transactions and expect to receive a total of $304 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. In addition, we expect to receive $1.1 billion (on a present value basis) as of September 30, 2012 from the contractual obligation of the sellers/servicers to repurchase ineligible mortgage loans, which is reported in “Loan repurchase commitments” under “Assets of consolidated variable interest entities” on the consolidated balance sheets.

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

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Structured finance and international insurance segment expenses for the three and nine months ended September 30, 2012 and 2011 are presented in the following table:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2012	2011		2012	2011
Gross expenses	$30	$37	-19%	$118	$109	8%

Amortization of deferred acquisition costs	$24	$34	-29%	$81	$106	-24%
Operating	30	35	-14%	115	104	11%

Total insurance operating expenses	$54	$69	-22%	$196	$210	-7%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three months ended September 30, 2012 compared with the same period of 2011 due to a reduction in legal and litigation related costs. Gross expenses increased for the nine months ended September 30, 2012 compared with the same period of 2011 due to higher legal and litigation related costs.

The decreases in the amortization of deferred acquisition costs for the three and nine months ended September 30, 2012 compared with the same periods of 2011 principally reflect the acceleration of deferred costs into earnings in prior periods as policies were terminated. Operating expenses decreased for the three months ended September 30, 2012 compared with the same period of 2011 and increased for the nine months ended September 30, 2012 compared with the same period of 2011 as a result of the changes in gross expenses. We did not defer a material amount of policy acquisition costs during 2012 or 2011. Policy acquisition costs in these periods were related to premium taxes and assessments on installment policies written in prior periods.

INSURED PORTFOLIO EXPOSURE The credit quality of our structured finance and international insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of September 30, 2012 and December 31, 2011, 25% and 24%, respectively, of our structured finance and international insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

MBIA Corp.’s $53.4 billion CDO portfolio represented 46% of its total insured gross par outstanding of $116.4 billion as of September 30, 2012. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions	Gross Par Outstanding as of September 30, 2012

Collateral Type
Multi-sector CDOs(1)	$4.4
Investment grade CDOs and structured corporate credit pools	25.4
High yield corporate CDOs	5.7
Commercial real estate pools and CRE CDOs	17.9

Total	$53.4

(1) - Includes one multi-sector CDO-squared transaction with gross par of $90 million as of September 30, 2012.

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

Generally, we are subject to a claim on a multi-sector CDO when the insured tranche incurs an interest or principal shortfall. Such shortfalls result once the underlying collateral supporting the transaction experience losses beyond MBIA Corp.’s subordination in the CDO transaction (“Insured Tranche Subordination”). MBIA Corp.’s payment obligation after a default generally insures current interest and ultimate principal.

Total gross par exposure in our multi-sector CDO portfolio was $37.3 billion as of December 31, 2007. Since the end of 2007 through September 30, 2012, our multi-sector CDO gross par exposure has decreased by approximately $32.9 billion primarily from negotiated commutations of $21.1 billion in gross par and contractual terminations without any payment from MBIA Corp. of $5.4 billion in gross par. The remaining reduction was due to the amortization and maturity of transactions. As of September 30, 2012, our gross par exposure to multi-sector CDOs was $4.4 billion and represented 8% of MBIA Corp.’s CDO exposure and 4% of MBIA Corp.’s total gross par insured.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured multi-sector CDO transactions:

$ in millions				Collateral as a % of Performing Pool Balance as of September 30, 2012
Year Insured	# of CDOs	Gross Par Outstanding		Other Collateral	RMBS	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative/ Asset (Liability)
CDOs of High-Grade U.S. ABS

2003	1	$90	(1)	100%	0%	100%	42.7%	10.0%	$(9)
2004	1	79		100%	0%	100%	9.2%	10.0%	-
2005	1	705		31%	69%	100%	0.0%	20.0%	(124)
2006	1	426		5%	95%	100%	0.0%	14.0%	(147)
2007	1	1,100		100%	0%	100%	0.0%	13.0%	(338)

Subtotal	5	2,400							(618)

CDOs of Mezzanine U.S. ABS
2002	6	410		73%	27%	100%	0.0-98.9%	13.8-28.1%	-
2003	3	458		74%	26%	100%	0.0-60.9%	21.5-29.8%	-
2004	3	297		45%	55%	100%	0.0%	25.0-30.5%	(19)

Subtotal	12	1,165							(19)

Total	17	3,565							(637)
		310		Multi-Sector CDO European Mezzanine and Other Collateral (1 CDO)					(12)
		508		Multi-Sector CDO insured in the Secondary Market prior to 2005 (28 CDOs)					-

Grand Total		$4,383							$(649)

(1) This transaction is multi-sector CDO squared.

Our multi-sector CDOs are classified into CDOs of high-grade U.S. ABS, including one CDO-squared transaction, and CDOs of mezzanine U.S. ABS. As of September 30, 2012, gross par outstanding on MBIA Corp.-insured CDOs of high-grade U.S. ABS totaled $2.4 billion. Original Insured Tranche Subordination levels in these transactions ranged from 10.0% to 20.0% compared with current Insured Tranche Subordination levels of 0.0% to 42.7%. As of September 30, 2012, gross par outstanding on MBIA Corp.-insured CDOs of mezzanine U.S. ABS totaled $1.2 billion. Original Insured Tranche Subordination levels in these transactions ranged from 13.8% to 30.5% compared with current Insured Tranche Subordination levels that range from 0.0% to 98.9%.

The significant erosion of Insured Tranche Subordination in our multi-sector CDO transactions principally resulted from the underperformance of RMBS and CDO collateral. As discussed above, the erosion of Insured Tranche Subordination in these transactions increases the likelihood that MBIA Corp. will pay claims. As of September 30, 2012, there were credit impairment estimates for 26 classified multi-sector CDO transactions for which MBIA Corp. expects to incur actual net claims in the future (16 of which are insured in the secondary market), representing 57% of all MBIA Corp.-insured multi-sector CDO transactions (including both CDS and non-CDS contracts). Of the remaining transactions, 17% are on our “Caution List” and 26% continue to perform at or close to our original expectations. In the event of further performance deterioration of the collateral referenced or held in our multi-sector CDO transactions, the amount of credit impairments could increase materially.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of September 30, 2012, the ratings distribution of our insured multi-sector CDO transactions is presented in the following table. These ratings are intended to reflect the past and expected future performance of the underlying collateral within each transaction.

Insured Exposure Rating (1)	Original	Current
AAA	100%	0%
AA	0%	2%
A	0%	0%
BBB	0%	7%
Below investment grade	0%	91%

Total	100%	100%
(1) - All ratings are current. Ratings are derived using the most conservative rating among Moody’s, S&P or internal ratings.

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

Our investment grade corporate CDO exposure references pools of predominantly investment grade corporate credits. Additionally, some of these pools may include limited exposure to other asset classes, including structured finance securities (such as RMBS and CDOs). Most of our investment grade corporate CDO policies guarantee coverage of losses on collateral assets once Insured Tranche Subordination in the form of a deductible has been eroded, and are generally highly customized structures. Our gross par exposure to investment grade corporate CDOs of $25.4 billion represents 48% of MBIA Corp.’s CDO exposure and 22% of MBIA Corp.’s total gross par insured. The Company’s insured investment grade corporate CDOs have experienced Insured Tranche Subordination erosion due to the default of underlying referenced corporate obligors, as well as certain structured finance securities, but we currently do not expect losses on MBIA Corp.’s insured tranches. As of September 30, 2012, the collateral amount in the portfolio exceeds the gross par outstanding as a result of credit enhancement (such as over-collateralization and Insured Tranche Subordination).

Our gross par of insured investment grade corporate CDOs includes $12.7 billion that was typically structured to include buckets (typically 30% to 35% of the overall CDO) of references to specific tranches of other investment grade corporate CDOs (monotranches). In such transactions, MBIA Corp.’s insured investment grade corporate CDOs include, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The referenced monotranches in such CDOs were typically rated double-A and sized to approximately 3% of the overall reference risk pool. The inner referenced monotranches are not typically subject to acceleration and do not give control rights to a senior investor. The inner referenced monotranches have experienced Insured Tranche Subordination erosion due to the default of their referenced corporate assets.

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured investment grade corporate CDOs and structured corporate credit pool transactions:

$ in millions			As of September 30, 2012
Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Other Collateral	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)
2005	4	$6,331	90%	10%	100%	11.0-23.8%	15.0-27.5%	$(361)
2006	4	6,774	93%	7%	100%	11.4-19.8%	16.0-25.0%	(426)
2007	10	12,285	98%	2%	100%	11.1-27.9%	15.0-30.0%	(333)

Subtotal	18	25,390						(1,120)
		4	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (2 CDOs)					-

Grand Total		$25,394						$(1,120)

High Yield Corporate CDOs

Our high yield corporate CDO portfolio, totaling $5.7 billion of gross par exposure, largely comprises middle-market/special- opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). Our gross par exposure to high yield corporate CDOs represents 11% of MBIA Corp.’s CDO exposure and 5% of MBIA Corp.’s total gross par insured as of September 30, 2012.

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

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured high yield corporate CDO transactions:

$ in millions			As of September 30, 2012
Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)(1)
2003	1	$161	100%	18.9%	24.2%	$-
2004	1	3,000	100%	43.3%	33.3%	-
2005	1	884	100%	27.6%	21.8%	-
2006	1	725	100%	34.7%	33.3%	-
2007	2	869	100%	28.8-29.5%	32.0-32.3%	-

Subtotal	6	5,639				-
		55	High Yield Corporate CDO insured in the Secondary Market prior to 2003 (3 CDOs)			-

Grand Total		$5,694				$-

(1) - Net derivative amounts are immaterial due to the positive performance of the credit derivative transactions.

Commercial Real Estate Pools and CRE CDOs

As of September 30, 2012, we had $17.9 billion of gross par exposure to the CRE sector through insured structured transactions primarily comprising CRE collateral. Our CRE portfolio can be largely sub-divided into two distinct categories: structured CMBS pools and CRE CDOs. In addition, MBIA Corp. insures approximately $2.8 billion in CRE loan pools, primarily comprising European assets, some of which are subject to commutation agreements. These CRE loans are not included in the following “Structured CMBS Pools” and “CRE CDOs” sections.

During the nine months ended September 30, 2012, the Company agreed to early settlements which totaled $5.0 billion related to CRE exposure in all three categories of the CRE sector.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of credit impairments on our CRE pools and CDO exposure, including the methodology used to calculate these impairments.

Structured CMBS Pools

As of September 30, 2012, our gross par exposure to structured CMBS pools totaled $15.7 billion and represented approximately 13% of MBIA Corp.’s total gross par insured. Since the end of 2007 through September 30, 2012, our structured CMBS pools gross par exposure has decreased by approximately $25.0 billion, primarily from negotiated commutations and early settlements. Our structured CMBS pool insured transactions are pools of CMBS bonds, Real Estate Investment Trust (“REIT”) debt and other CRE CDOs structured with first loss deductibles such that MBIA Corp.’s obligation attached at a minimum of a triple-A level when the policies were issued. The deductible sizing was a function of the underlying collateral ratings and certain structural attributes. MBIA Corp.’s guarantees for most structured CMBS pool transactions cover losses on collateral assets once the deductibles have been eroded. These deductibles provide credit enhancement and subordination to MBIA’s insured position.

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

The following table presents the collateral as a percentage of the pool balances, as well as the current deductible, as of September 30, 2012 for all MBIA Corp.-insured structured CMBS pool transactions:

$ in millions			As of September 30, 2012
Year Insured	# of Pools	Gross Par Outstanding	CMBS	REIT Debt	Other	Total	Current Deductible	Original Deductible	Net Derivative / Asset (Liability)
2003	1	$99	67%	20%	13%	100%	37.5%	26.0%	$-
2006	5	1,708	95%	0%	5%	100%	10.1-43.5%	10.0-54.2%	(80)
2007	15	13,843	98%	0%	2%	100%	5.0-82.3%	5.0-84.1%	(1,341)

Subtotal	21	15,650							(1,421)
		42	Structured CMBS Pools insured in the Secondary Market prior to 2005 (3 pools)						-

Grand Total		$15,692							$(1,421)

While on an aggregate basis the deductible levels in the above table show little erosion, certain policies reflected in the table have experienced significant deductible erosion. This significant deductible erosion was largely due to liquidations of underlying loan collateral in those transactions over the past two years. Several insured transactions reflected in the table, which together have an aggregate gross par outstanding of $2.0 billion, include concentrations of repackaged CRE-related collateral (e.g., a CRE CDO or other re-securitization of CMBS) that, in many cases, had low original ratings. Given the low ratings of the repackaged CMBS collateral, many of the underlying repackaged securities are expected to have substantial or complete losses, which will cause erosion of the deductibles in those insured transactions, and are modeled as such by MBIA for the purpose of assessing credit impairments.

In addition, we have experienced ratings erosion in the total CMBS collateral underlying our insured static pools. Whereas approximately 34.6% of the total CMBS collateral underlying the pools outstanding as of September 30, 2012 was originally rated BBB and below and approximately 48.4% was originally rated AAA, 58.7% of the total CMBS collateral underlying these pools as of September 30, 2012 was rated below investment grade. The higher risk of the collateral that was originally rated BBB and below was intended to be offset by the diversification in the collateral pool and the level of the deductible, whereas pools backed by all AAA collateral benefited from diversification and required smaller deductibles. In all cases, regardless of the underlying collateral rating, MBIA Corp.’s insured position was rated AAA at origination of the transaction by at least Moody’s, S&P or Fitch.

Currently, we insure eight static CMBS pools, having $6.0 billion of gross par outstanding as of September 30, 2012, that were originally insured in 2006 and 2007, and in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower. The remainder of the collateral in these eight pools consisted of higher rated CMBS bonds, REIT debt and other securities. The BBB and below rated CMBS bonds underlying these eight pools had original credit enhancement levels that ranged from 0.0% to 9.0% with an original weighted average credit enhancement level of 3.0%, compared with credit enhancement levels that range from 0.0% to 90.6% with a weighted average credit enhancement level of 2.0% as of September 30, 2012. MBIA Corp.’s original policy level deductibles for these eight insured pools ranged from 23.0% to 82.3% with an original weighted average deductible by gross par outstanding of 37.9%, compared with deductibles that range from 14.8% to 84.1% with a weighted average deductible by gross par outstanding of 27.3% as of September 30, 2012. As of September 30, 2012, most of MBIA Corp.’s estimated credit impairments for our static CMBS pools relate to a subset of these eight pools, of which the vast majority relate to a single counterparty, Bank of America and its subsidiary Merrill Lynch.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the vintage and original rating composition of the CMBS collateral in our static CMBS pools:

	CMBS Collateral Vintage
Original Rating	2004 and Prior	2005	2006	2007	Total
AAA	7.9%	4.3%	22.7%	13.4%	48.3%
AA	0.0%	0.0%	1.0%	3.2%	4.2%
A	0.0%	2.3%	8.9%	1.7%	12.9%
BBB	1.9%	4.7%	17.7%	4.7%	29.0%
Below investment grade or not rated	2.4%	1.4%	0.7%	1.1%	5.6%

Total	12.2%	12.7%	51.0%	24.1%	100.0%

As of September 30, 2012, our structured CMBS pool portfolio comprised approximately 38,400 loans. The current weighted average debt service coverage ratio (“DSCR”) of underlying mortgage loans in the CMBS pools was 1.45 based on net operating income derived from the most recent property level financial statements. As of September 30, 2012, some properties still show signs of significant financial distress as evidenced by the fact that 17.1% of the properties have reported a DSCR less than 1.0. The majority of the loans are long-term and fixed-rate in nature. Approximately 28% of the loans will mature within the next three years. The weighted average DSCR of those loans was 1.63 based on the latest available financial statements. Approximately seven percent of the loans mature in the next twelve months and these loans have a weighted average DSCR of 1.70. The large shifts in the Company’s structured CMBS pool portfolio due to early settlements reached over the past several months render comparison to previous periods less meaningful.

Delinquencies have increased markedly in the CRE market over the last three years given the economic climate and the shortage of financing. As of September 30, 2012, 30-day and over delinquencies increased in the fixed-rate conduit CMBS market to 9.1% and increased in MBIA Corp.’s insured static pooled CMBS portfolio to 11.4%. The higher delinquency rate in MBIA Corp.’s portfolio was primarily due to a concentration in the 2006 and early 2007 vintages. Additionally, the market includes newer vintage transactions from 2010 to 2012, which have virtually no delinquencies. Although we have also seen stabilization in the pace of increases in the delinquency rate over the past several months, some of the deceleration is attributable to the loan modifications and extensions granted by the special servicers for these CMBS loans as well as increased liquidations. The special servicers are responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process with the objective of maximizing proceeds for all bondholders by avoiding or minimizing loan level losses.

Actual losses will be a function of the proportion of loans in the pools that are foreclosed and liquidated and the loss severities associated with those liquidations. If the deductibles in the Company’s insured transactions and underlying referenced CMBS transactions are fully eroded, additional property level losses upon foreclosures and liquidations could result in substantial losses for MBIA. Ultimate loss rates remain uncertain and it is possible that we will experience severe losses or liquidity needs due to increased deterioration in our insured CMBS portfolio or our failure to commute the policies, in particular if macroeconomic stress escalates, there is a “double dip” recession, increased delinquencies, higher levels of liquidations of delinquent loans, and/or higher severities of loss upon liquidation. Although we still believe the likelihood of a “double dip” recession is low, we do consider the possibility in our estimates for future claims.

CRE CDOs

As of September 30, 2012, our gross par exposure to CRE CDOs totaled $2.2 billion and represented approximately 2% of MBIA Corp.’s total gross par insured. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt, and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. Most of these transactions benefit from typical CDO structural features such as cash diversion triggers, collateral quality tests, and manager replacement provisions. Typically, MBIA Corp. guarantees timely interest and ultimate principal of these CDOs. As with our other insured CDOs, these transactions were generally structured with credit protection originally rated triple-A, or a multiple of triple-A, below our guarantee. As of September 30, 2012, our CRE CDO insured portfolio did not contain any CDOs of ABS exposures. Some of the CRE CDO transactions do contain some RMBS collateral, but overall this comprises 1% of the collateral in the CRE CDO portfolio.

Within our CRE CDO portfolio, we had one transaction with 2005, 2006, and 2007 vintage collateral totaling $344 million of gross par outstanding as of September 30, 2012 in which substantially all of the collateral originally comprised BBB or BBB- rated tranches of CMBS. Although the transaction originally allowed for some manager flexibility, no underlying securities were ever traded, nor will they be going forward.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the collateral as a percentage of the performing pool balances as of September 30, 2012 for all MBIA Corp.-insured CRE CDO transactions:

$ in millions			As of September 30, 2012
Year Insured	# of CRE CDOs	Gross Par Outstanding	CMBS	Whole Loans	REIT Debt	Other	Total	Current Enhancement	Original Enhancement	Net Derivative / Asset (Liability)
2004	2	$36	60%	0%	22%	18%	100%	16.6-41.0%	22.0-22.4%	$-
2005	1	65	89%	0%	2%	9%	100%	35.2%	22.7%	(2)
2006	7	531	26%	64%	2%	8%	100%	0.0-75.8%	24.0-50.0%	-
2007	6	1,608	68%	26%	1%	5%	100%	14.5-37.0%	21.7-50.0%	(110)

Total	16	$2,240								$(112)

U.S. Public Finance and Structured Finance and International Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of September 30, 2012 for our U.S. public finance and structured finance and international insurance operations:

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable(1)
Assured Guaranty Corp.	AA- (Stable Outlook)	Aa3 (Ratings Under Review)	$2,632	$-	$15
Assured Guaranty Re Ltd.	AA- (Stable Outlook)	A1 (Ratings Under Review)	521	5	-
Overseas Private Investment Corporation	AA+ (Negative Outlook)	Aaa (Negative Outlook)	357	-	-
Export Development Canada	AAA (Stable Outlook)	Aaa (Stable Outlook)	64	1	-
Others	A+ or above	A2 or above	68	1	-

Total			$3,642	$7	$15

(1) - Total reinsurance recoverable of $15 million comprised recoverables on paid and unpaid losses of $2 million and $13 million, respectively.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of September 30, 2012, the total amount available under these letters of credit and trust accounts was $7 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of September 30, 2012, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $3.6 billion compared with $4.3 billion as of December 31, 2011. Of the $3.6 billion of ceded par outstanding as of September 30, 2012, $2.0 billion was ceded from our U.S. public finance insurance segment and $1.6 billion was ceded from our structured finance and international insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. As of September 30, 2012, the total amount for which National would be liable in the event that the reinsurers of MBIA Corp. were unable to meet their obligations is $2.0 billion. For Financial Guaranty Insurance Company (“FGIC”) policies assigned to National from MBIA Insurance Corporation, National maintains the right to receive third-party reinsurance totaling $8.2 billion.

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

The following table summarizes the results and assets under management of our advisory services segment for the three and nine months ended months ended September 30, 2012 and 2011. These results include revenues and expenses from transactions with the Company’s insurance, corporate, and wind-down operations.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2012	2011		2012	2011
Fees	$13	$14	-7%	$42	$46	-9%
Operating expenses	15	15	-	48	52	-8%

Pre-tax income (loss)	$(2)	$(1)	100%	$(6)	$(6)	-

Ending assets under management:
Third-party	$17,624	$24,639	-28%	$17,624	$24,639	-28%
Insurance and corporate	7,530	8,375	-10%	7,530	8,375	-10%
Asset/liability products and conduits	5,061	4,939	2%	5,061	4,939	2%

Total ending assets under management	$30,215	$37,953	-20%	$30,215	$37,953	-20%

For the three and nine months ended September 30, 2012, the decreases in fees compared with the same periods of 2011 were primarily driven by declines in third-party managed asset balances. Decreases in third-party fees were partially offset by a performance fee received from our corporate segment for advisory-related services. The amount of this performance fee was $2 million and $6 million for the three and nine months ended September 30, 2012, respectively. In addition, operating expenses for the nine months ended September 30, 2012 decreased compared with the same period of 2011 principally due to lower legal, auditing and consulting expenses.

Average third-party assets under management for the nine months ended September 30, 2012 and 2011 were $19.7 billion and $25.6 billion, respectively. The decrease in third-party assets under management were principally due to declines in our pool products and CDO management business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the three and nine months ended September 30, 2012 and 2011. These results include revenues and expenses that arise from general corporate activities and from providing support to our other segments.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2012	2011		2012	2011
Net investment income	$3	$1	n/m	$10	$-	n/m
Fees	54	22	145%	133	68	96%
Net gains (losses) on financial instruments at fair value and foreign exchange	11	8	38%	19	47	-60%
Net investment losses related to other-than-temporary impairments	(4)	(10)	-60%	(4)	(10)	-60%
Other net realized gains (losses)	-	-	-	5	-	n/m

Total revenues	64	21	n/m	163	105	55%

Operating	27	28	-4%	79	78	1%
Interest	15	14	7%	43	44	-2%

Total expenses	42	42	-	122	122	-

Pre-tax income (loss)	$22	$(21)	n/m	$41	$(17)	n/m

n/m - Percent change not meaningful.

NET INVESTMENT INCOME The increases in net investment income for the three and nine months ended September 30, 2012 compared with the same periods of 2011 were principally due to higher average asset balances and an increase in average yields on invested assets.

FEES Fees are generated from support services provided to business units within the Company on a fee-for-service basis. Fees for the three and nine months ended September 30, 2012 increased compared with the same periods of 2011 primarily due to a fee paid by our conduit segment for administrative and other services. The amount of this fee for the three and nine months ended September 30, 2012, was $35 million and $70 million, respectively. Such fees may vary significantly from period to period.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains (losses) on financial instruments at fair value and foreign exchange for the periods presented are primarily related to changes in the fair value of outstanding warrants issued on MBIA Inc. common stock. These changes were attributable to fluctuations in MBIA Inc.’s stock price and volatility, which are used in the valuation of the warrants. In addition to the fluctuations in the value of the outstanding warrants issued on MBIA Inc. common stock, the nine months ended September 30, 2012 was impacted by losses on the sale of investments.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for the nine months ended September 30, 2012 relate to insurance recoveries received from our directors’ and officers’ insurance policy. These insurance recoveries reimbursed the Company for a portion of the expenses incurred by the Company related to private securities litigation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Asset/Liability Products

The following table presents the results of our asset/liability products segment for the three and nine months ended September 30, 2012 and 2011. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2012	2011		2012	2011
Net investment income	$7	$18	-61%	$37	$66	-44%
Net gains (losses) on financial instruments at fair value and foreign exchange	(39)	11	n/m	(168)	(206)	-18%
Net investment losses related to other-than-temporary impairments	-	(1)	-100%	(56)	(30)	87%
Net gains (losses) on extinguishment of debt	-	-	-	-	24	-100%
Other net realized gains (losses)	-	(40)	-100%	-	(36)	-100%
Revenues of consolidated VIEs:
Net investment income	-	-	-	-	(7)	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	-	-	-	-	12	-100%
Other net realized gains (losses)	-	40	-100%	-	40	-100%

Total revenues	(32)	28	n/m	(187)	(137)	36%

Operating	4	3	33%	12	9	33%
Interest expense	22	33	-33%	80	100	-20%

Total expenses	26	36	-28%	92	109	-16%

Pre-tax income (loss)	$(58)	$(8)	n/m	$(279)	$(246)	13%

n/m - Percent change not meaningful.

NET INVESTMENT INCOME The decreases in net investment income for the three and nine months ended September 30, 2012 compared with the same periods of 2011 were primarily due to lower average asset balances as investments were sold to generate liquidity and repay liabilities.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended September 30, 2012 compared with the same period of 2011 was primarily due to losses from unfavorable changes in foreign exchange rates, partially offset by realized gains from sales of investments. The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the nine months ended September 30, 2012 compared with the same period of 2011 was primarily due to gains from fair valuing financial instruments, partially offset by realized losses from sales of investments.

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

NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT For the nine months ended September 30, 2011, net gains (losses) on extinguishment of debt included gains from the repurchases of medium-term notes (“MTNs”) issued by the Company.

INTEREST EXPENSE The decreases in interest expense for the three and nine months ended September 30, 2012 compared with the same periods of 2011 were primarily due to the continued maturity and repurchases of liabilities by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

BOOK VALUE As of September 30, 2012, our asset/liability products segment had a deficit of total assets to total liabilities of $433 million compared with a deficit of $725 million as of December 31, 2011. Assets primarily comprised cash and investments at market value and tax receivables and totaled $2.2 billion and $3.8 billion as of September 30, 2012 and December 31, 2011, respectively. Investments comprised securities with an average credit quality rating of A1. Liabilities primarily comprised principal and accrued interest outstanding on investment agreements and MTN obligations, securities sold under agreements to repurchase, a loan from an affiliate and derivative liabilities, and totaled $2.7 billion and $4.5 billion as of September 30, 2012 and December 31, 2011, respectively. The decrease in total liabilities primarily resulted from scheduled amortizations of debt and repurchases of liabilities by the Company.

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

As of September 30, 2012, ALM Adjusted BV Deficit was $980 million compared with $591 million as of December 31, 2011. The increase in ALM Adjusted BV Deficit was driven primarily by losses from sales of and other-than-temporary impairments of investments and a negative spread of investment income to interest expense. We expect ALM Adjusted BV Deficit to continue to increase as a result of ongoing expected operating losses. Our ability to resolve this deficit will depend on our ability to successfully implement our strategies. There can be no assurance that we will be successful in implementing our strategies or that such strategies will provide adequate liquidity to meet all payment obligations. Refer to the “Liquidity” section included herein for a discussion about the liquidity position of MBIA Inc. as it relates to the asset/liability products segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table provides a reconciliation of our asset/liability products segment’s GAAP book value deficit to ALM Adjusted BV Deficit:

In millions	As of September 30, 2012	As of December 31, 2011
Asset/liability products segment’s GAAP book value	$(433)	$(725)
Additions to GAAP book value:
Intersegment payable	-	223	(1)
Subtractions from GAAP book value:
Net unrealized (gains) losses on financial instruments	196	588
Deferred income tax benefit	(743)	(677)

Total adjustments	(547)	134

ALM Adjusted BV Deficit	$(980)	$(591)

(1) -	Represents amounts owed by the asset/liability products activities of MBIA Inc. to the corporate activities of MBIA Inc., which the Company deems as contributed capital to the asset/liability products activities for purposes of calculating the ALM Adjusted BV Deficit since the payable and corresponding receivable are to and from the same legal entity.

Conduits

The following table presents the results of our conduit segment for the three and nine months ended September 30, 2012 and 2011. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2012	2011		2012	2011
Revenues of consolidated VIEs:
Net investment income	$4	$4	-	$9	$11	-18%
Net gains (losses) on financial instruments at fair value and foreign exchange	-	-	-	-	1	-100%
Net gains (losses) on extinguishment of debt	16	-	n/m	49	-	n/m

Total revenues	20	4	n/m	58	12	n/m

Expenses of consolidated VIEs:
Operating	37	1	n/m	72	2	n/m
Interest	2	4	-50%	10	12	-17%

Total expenses	39	5	n/m	82	14	n/m

Pre-tax income (loss)	$(19)	$(1)	n/m	$(24)	$(2)	n/m

n/m - Percent change not meaningful.

Our conduit segment is principally operated through Meridian. Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits.

For the three and nine months ended September 30, 2012, total revenues increased compared with the same periods of 2011 as a result of net gains on the extinguishment of debt issued by Meridian, and total expenses increased compared with the same periods of 2011 as a result of a fee paid to our corporate segment for administrative and other services.

As of September 30, 2012 and December 31, 2011, our conduit segment’s investments (including cash) totaled $642 million and $1.5 billion, respectively, and our conduit segment’s debt obligations totaled $637 million and $1.5 billion, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2012 and 2011 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Pre-tax income (loss)	$(57)	$745	$759	$(1,165)
Provision (benefit) for income taxes	$(64)	$301	$161	$(472)
Effective tax rate	112.3%	40.4%	21.2%	40.5%

For the nine months ended September 30, 2012, the Company’s effective tax rate applied to its pre-tax income was lower than the U.S. statutory tax rate of 35% primarily due to a reversal of a portion of the Company’s valuation allowance against its deferred tax asset.

For the nine months ended September 30, 2011, the Company’s effective tax rate applied to its pre-tax loss was higher than the U.S. statutory tax rate of 35% primarily due to a decrease in the valuation allowance, tax-exempt interest income from investments, and income earned in non-U.S. jurisdictions.

Refer to “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the Company’s valuation allowance against deferred tax assets and its accounting for tax uncertainties.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Insurance Corporation. Total capital resources were $4.4 billion and $3.5 billion as of September 30, 2012 and December 31, 2011, respectively. MBIA Inc. utilizes its capital resources to support the business activities of its subsidiaries. As of September 30, 2012, MBIA Inc.’s investments in subsidiaries totaled $4.1 billion.

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

National

Capital and Surplus

National reported total statutory capital of $3.1 billion as of September 30, 2012 compared with $2.8 billion as of December 31, 2011. As of September 30, 2012, statutory capital comprised $1.3 billion of contingency reserves and $1.8 billion of policyholders’ surplus. The increase in National’s statutory capital is primarily due to statutory net income of $270 million for the nine months ended September 30, 2012. Consistent with our plan to transform our insurance business, the Company received approval from the NYSDFS to reset National’s unassigned surplus to zero, which was effective January 1, 2010. As of September 30, 2012, National’s unassigned surplus was $1.2 billion. In October 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the approval of the surplus reset. Refer to “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a discussion of this action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Insurance Corporation—Capital and Surplus” section for additional information about contingency reserves under the NYIL. National’s policyholders’ surplus was $1.8 billion as of September 30, 2012. National’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, incurred losses would reduce policyholders’ surplus.

NYIL regulates the payment of dividends by financial guarantee insurance companies and provides that such companies may not declare or distribute dividends except out of statutory earned surplus. Under NYIL, the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as reported in the latest statutory financial statements or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the Superintendent of the NYSDFS approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations.

National is subject to NYIL with respect to the payment of dividends as described above. National had a positive earned surplus as of September 30, 2012, which provides National with dividend capacity. National did not declare or pay any dividends during the first nine months of 2012. In connection with the court proceeding challenging the approval of the National surplus reset described above, we agreed that National will not pay dividends during the current adjournment of the proceeding (i.e., through December 19, 2012). In addition, in connection with the approval of a release of excessive contingency reserves as of 2011 in MBIA Insurance Corporation, the Company has agreed that National will not pay dividends without the prior regulatory approval of the NYSDFS prior to July 19, 2013.

National’s statutory policyholders’ surplus was lower than its GAAP shareholder’s equity by $2.2 billion as of September 30, 2012. U.S. STAT differs from GAAP in certain respects. Refer to “Note 12: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of National within exhibit 99.2 of MBIA Inc.’s annual report on Form 10-K for the year ended December 31, 2011 for an explanation of the differences between U.S. STAT and GAAP.

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

National’s CPR and components thereto, as of September 30, 2012 and December 31, 2011 are presented in the following table:

In millions	As of September 30, 2012	As of December 31, 2011
Policyholders’ surplus	$1,817	$1,424
Contingency reserves	1,286	1,385

Statutory capital	3,103	2,809
Unearned premium reserve	2,153	2,485
Present value of installment premiums(1)	226	239

Premium resources(2)	2,379	2,724
Net loss and LAE reserves(1)	(75)	(3)
Salvage reserves	240	161

Gross loss and LAE reserve	165	158

Total claims-paying resources	$5,647	$5,691

(1) - Calculated using a discount rate of 4.77% as of September 30, 2012 and December 31, 2011.

(2) - Includes financial guarantee and insured credit derivative related premiums.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National’s total CPR as of September 30, 2012 of $5.6 billion remained flat compared with December 31, 2011, as net income and an increase in salvage reserves were offset by decreases in unearned premiums.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $1.5 billion as of September 30, 2012 compared with $2.3 billion as of December 31, 2011. As of September 30, 2012, statutory capital comprised $493 million of contingency reserves and $1.0 billion of policyholders’ surplus. For the nine months ended September 30, 2012, MBIA Insurance Corporation had a statutory net loss of $838 million, primarily due to losses and LAE incurred and interest expense recorded on its surplus notes as well as the National Secured Loan partially offset by net premiums earned. MBIA Insurance Corporation’s policyholders’ surplus as of September 30, 2012 includes a negative unassigned surplus of $1.0 billion.

As of September 30, 2012, MBIA Insurance Corporation recognized estimated recoveries of $2.2 billion, net of reinsurance and income taxes at a rate of 35%, on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions. These expected insurance recoveries represented 144% of MBIA Insurance Corporation’s statutory capital as of September 30, 2012. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Executive Overview—Economic and Financial Market Trends and MBIA’s Business Outlook” included herein for factors that may influence MBIA Corp.’s ability to realize these recoveries.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. MBIA Insurance Corporation’s policyholders’ surplus was $1.0 billion as of September 30, 2012. MBIA Insurance Corporation’s policyholders’ surplus is expected to grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. In addition, MBIA Insurance Corporation’s policyholders’ surplus could be enhanced by the settlement, commutation or repurchase of insured transactions at prices less than its statutory loss reserves for such transactions. Conversely, incurred losses or an inability to collect on our ineligible mortgage loan put-back claims would reduce policyholders’ surplus.

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves, and 50% of its loss reserves and unearned premium reserves, in certain qualifying assets. Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As of September 30, 2012, MBIA Insurance Corporation had a deficit of $97 million of qualifying assets required to support its contingency reserves. The deficit was caused by MBIA Insurance Corporation’s sale of liquid assets in order to make claim payments and the failure of certain mortgage originators, particularly Bank of America, to honor their contractual obligations to repurchase ineligible mortgage loans from securitizations we insured. The deficit is expected to grow as additional commutation and claim payments are made in the future. We have reported the deficit to the NYSDFS. MBIA Insurance Corporation has requested approval from the NYSDFS to release $97 million of contingency reserves as of September 30, 2012, but to date has not received approval. For risks associated with MBIA Insurance Corporation’s failure to meet its contingency reserve requirement, see Item 1A. “Risk Factors—Liquidity and Market Related Risk Factors—If our insurance companies fail to meet regulatory capital requirements they may become subject to regulatory action” in our annual report on Form 10-K for the year ended December 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

As of September 30, 2012, MBIA Insurance Corporation exceeded its aggregate risk limits under the NYIL by $47 million. The overage was caused by the decrease in statutory capital described above. MBIA Insurance Corporation will notify the NYSDFS of the overage and will submit a plan to achieve compliance with the limits in accordance with the NYIL. If MBIA Insurance Corporation is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

In connection with MBIA Corp. obtaining approval from the NYSDFS to release excessive contingency reserves as discussed above, MBIA Corp. agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Corp. has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends in the near term. In addition, as noted above, in connection with the approval of the December 31, 2011 contingency reserve release, National agreed that it would not pay any dividends without prior regulatory approval from the NYSDFS until July 19, 2013.

MBIA Insurance Corporation’s statutory policyholders’ surplus is higher than its GAAP shareholders’ equity by $958 million as of September 30, 2012. U.S. STAT differs from GAAP in certain respects. Refer to “Note 15: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of MBIA Corp. within exhibit 99.3 of MBIA Inc.’s annual report on Form 10-K for the year ended December 31, 2011 for an explanation of the differences between U.S. STAT and GAAP.

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

MBIA Insurance Corporation’s CPR and components thereto, as of September 30, 2012 and December 31, 2011 are presented in the following table:

In millions	As of September 30, 2012	As of December 31, 2011
Policyholders’ surplus	$1,018	$1,597
Contingency reserves	493	706

Statutory capital	1,511	2,303
Unearned premium reserve	609	607
Present value of installment premiums(1)	1,092	1,226

Premium resources(2)	1,701	1,833
Net loss and LAE reserves(1)	(2,450)	(2,266)
Salvage reserves(3)	4,378	4,249

Gross loss and LAE reserve	1,928	1,983

Total claims-paying resources	$5,140	$6,119

(1) - Calculated using a discount rate of 5.59% as of September 30, 2012 and December 31, 2011.

(2) - Includes financial guarantee and insured credit derivative related premiums.

(3) - This amount primarily consists of expected recoveries related to the Company’s put-back claims.

MBIA Insurance Corporation’s total CPR as of September 30, 2012 was $5.1 billion compared with $6.1 billion as of December 31, 2011. The decrease in CPR is primarily due to loss payments associated with insured RMBS securitizations.

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

The majority of our liquidity management efforts focus on:

•

The liquidity resources of MBIA Inc., which are subject to: uncertainty in the timing and amount of cash inflows from dividends paid by National and MBIA Corp.; the necessity of having to support the liquidity needs of the asset/liability products business; and potential cross-defaults of holding company debt with other obligations in the consolidated group. The asset/liability products business of MBIA Inc. is subject to ongoing negative cash flow and has a deficit of invested assets to liabilities. In addition, the liquidity resources of MBIA Inc. are subject to collateralization requirements in connection with the liabilities it has issued to third parties and affiliates and in connection with third-party derivative contracts.

•

The liquidity resources of MBIA Corp., which are subject to: an increased likelihood that MBIA Corp. will experience claims on its CMBS exposures, primarily in those exposures held by Bank of America/Merrill Lynch, due to the deterioration in such exposures; delays in the collection of recoveries related to ineligible mortgage loans in certain insured RMBS transactions; payments to counterparties in consideration for the commutation of insured transactions; and payments on insured exposures that in some cases may be large bullet payments. MBIA Corp. is currently subject to negative cash flow as a result of these payments and delays in collecting recoveries.

In order to address these liquidity risks and efficiently manage liquidity across the entire enterprise, certain of our subsidiaries which are less liquidity constrained have entered into intercompany agreements that provide resources to subsidiaries that are more liquidity constrained. These resources include intercompany agreements described further below between our primary insurance subsidiaries and between these insurance subsidiaries and the asset/liability products business (through MBIA Inc.), which in each case were approved by the NYSDFS and are subject to ongoing monitoring by the NYSDFS. We monitor the liquidity resources of National, for which we have not observed material liquidity risk to date, in order to ensure it maintains sufficient liquidity to pay claims and satisfy its other obligations. National’s liquidity resources are subject to unexpected loss payments on its insured transactions, negative cash flow, and liquidity support arrangements with its affiliates.

Key Intercompany Lending Agreements

National Secured Loan

National provided the $1.1 billion National Secured Loan to MBIA Insurance Corporation in order to enable MBIA Insurance Corporation to fund settlements and commutations of its insurance policies. This loan was approved by the NYSDFS as well as by the boards of directors of MBIA Inc., MBIA Insurance Corporation and National. The National Secured Loan has a fixed annual interest rate of 7% and a maturity date of December 2016. MBIA Insurance Corporation has the option to defer payments of interest when due by capitalizing interest amounts to the loan balance, subject to the collateral value exceeding certain thresholds. MBIA Insurance Corporation has elected to defer the interest payments due under the loan. MBIA Insurance Corporation’s obligation to repay the loan is secured by a pledge of collateral having an estimated value in excess of the notional amount of the loan as of September 30, 2012, which collateral comprised the following future receivables of MBIA Corp.: (i) its right to receive put-back recoveries related to ineligible mortgage loans included in its insured second-lien RMBS transactions; (ii) future recoveries on defaulted insured second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions; and (iii) future installment premiums. During the nine months ended September 30, 2012, MBIA Insurance Corporation borrowed an additional $443 million under the National Secured Loan with the approval of the NYSDFS at the same terms as the original loan to fund additional commutations of its insurance policies. As of September 30, 2012, the outstanding principal amount under this loan was $1.6 billion. MBIA Insurance Corporation may seek to borrow additional amounts under the loan in the future. Any such increase or other amendment to the terms of the loan would be subject to regulatory approval by the NYSDFS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Asset Swap

National maintains the Asset Swap (simultaneous repurchase and reverse repurchase agreements) with MBIA Inc. for up to $2.0 billion based on the fair value of securities borrowed. The Asset Swap provides MBIA Inc. with eligible assets to pledge under investment agreements and derivative contracts in the asset/liability products business. As of September 30, 2012, the notional amount utilized under each of these agreements was $522 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $535 million and $558 million, respectively. The net average interest rate on these transactions was 0.56% and 0.34% for the nine months ended September 30, 2012 and 2011, respectively. The NYSDFS approved the Asset Swap in connection with the re-domestication of National to New York. National has committed to the NYSDFS to use commercially reasonable efforts to reduce the amount of the Asset Swap over time.

MBIA Corp. Secured Loan

MBIA Corp., as lender, maintains a master repurchase agreement, the MBIA Corp. Secured Loan, with MBIA Inc. for the benefit of MBIA Inc.’s asset/liability products business, which totaled $2.0 billion at inception and was scheduled to mature in May 2012, as amended. This loan was repaid in May 2012 and there have been no further draws. During 2012, the average interest rate on the MBIA Corp. Secured Loan was 2.51% through the repayment in May 2012. Also in May 2012, the NYSDFS approved the maturity extension of the MBIA Corp. Secured Loan to May 2013 with a maximum outstanding amount of $450 million, subject to MBIA Corp. obtaining prior regulatory approval from the NYSDFS for any draws under the facility.

Conduit Repurchase Agreement

MBIA Inc. maintains a repurchase agreement with Meridian (“Conduit Repurchase Agreement”), with a maximum funded amount of $1.0 billion, subject to a pledge of collateral. The Conduit Repurchase Agreement had an average interest rate during the nine months ended September 30, 2012 of 2.48%. As of September 30, 2012, the amount drawn by MBIA Inc. under this agreement and the fair value of the collateral pledged by MBIA Inc. were $51 million and $63 million, respectively.

MBIA Inc. Liquidity

MBIA Inc.’s liquidity resources support our corporate and asset/liability products segments. The activities of MBIA Inc. consist of holding and managing investments, servicing outstanding corporate debt instruments, investment agreements and MTNs issued by the asset/liability products and conduit segments, posting collateral under financing and hedging arrangements and investment agreements, making payments and collateral postings related to interest rate and foreign exchange swaps, and paying operating expenses. The primary sources of cash within MBIA Inc. used to meet its liquidity needs include available cash and liquid assets not subject to collateral posting requirements, scheduled principal and interest on assets held in its investment portfolio, dividends from subsidiaries, payments under tax sharing agreements with these subsidiaries (once the payments become unrestricted) and the ability to issue debt and equity. There can be no assurance as to the amount and timing of any such dividends or payments under the tax sharing agreements. MBIA Inc.’s corporate debt, investment agreements, MTNs, and derivatives may be accelerated by the holders of such instruments upon the occurrence of certain events, such as a breach of covenant or representation, a bankruptcy of MBIA Inc. or the filing of an insolvency proceeding with respect to MBIA Corp. MBIA Inc.’s obligations under its loans from GFL may be accelerated only upon the occurrence of a bankruptcy or liquidation of MBIA Inc. Refer to “Note 11: Business Segments” in the Notes to Consolidated Financial Statements for a description of the GFL loans. In the event of any acceleration of our obligations, including under our corporate debt, investment agreements, MTNs, or derivatives, we likely would not have sufficient liquid resources to pay amounts due with respect to our corporate debt and other obligations. The Company is seeking to amend the indentures governing its corporate debt so that an insolvency proceeding with respect to MBIA Insurance Corporation would not result in acceleration. See “Executive Overview—The Consent Solicitation” and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

During the nine months ended September 30, 2012, pursuant to the tax sharing agreement, National settled with MBIA Inc. its taxes related to the 2010 and 2011 tax years of $1 million and $11 million, respectively. In addition, National paid to MBIA Inc. estimated 2012 taxes of $95 million. Consistent with the tax sharing agreement, these amounts were placed in an escrow account until the expiration of National’s two-year net operating loss (“NOL”) carry-back period under U.S. tax rules. At the expiration of National’s carry-back period, any funds remaining after any reimbursement to National in respect of any NOL carry-backs would be available for general corporate purposes, including to satisfy any other obligations under the tax sharing agreement. As of September 30, 2012, $365 million remained in escrow for the 2010 through 2012 tax years.

MBIA Inc. is subject to material liquidity risks and uncertainty. To mitigate these risks, we seek to maintain cash and liquidity resources that we believe will be sufficient to make all payments due on our obligations and to meet other financial requirements, such as posting collateral, at least through the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Liquidity risk within MBIA Inc. is primarily a result of the following factors:

•

The ALM Adjusted BV Deficit was $980 million as of September 30, 2012, which increased from $591 million as of December 31, 2011. This deficit is a result of selling investments and terminating interest rate swaps at losses, and may further increase as a result of selling investments and terminating interest rates swaps at losses in the future. In addition, this deficit is expected to increase as a result of ongoing expected operating losses. This deficit will need to be reversed prior to the maturity of the liabilities in order to ensure that there are sufficient funds available to fully retire the liabilities. We expect that MBIA Inc. will be able to eliminate the deficit prior to the maturity of the related liabilities from distributions from its operating subsidiaries and by raising third-party capital, although there can be no assurance that MBIA Inc. will be able to eliminate the deficit through such means.

•

Uncertainty of the timing and amount of cash inflows from dividends paid by MBIA’s principal operating subsidiaries. Refer to the “Capital Resources-Insurance Statutory Capital” section for a discussion on our insurance subsidiaries’ dividend restrictions.

•

Currently, the majority of the cash and securities of MBIA Inc. is pledged against investment agreement liabilities, intercompany financing arrangements and derivatives, which limit its ability to raise liquidity through asset sales. In addition, if the market value or rating eligibility of the assets which are pledged against these obligations were to decline, we would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. In such event, we may sell additional assets, potentially with substantial losses, finance unencumbered assets through intercompany facilities, or use free cash or other assets, in some cases with NYSDFS approval, although there can be no assurance that these strategies will be available or adequate to meet liquidity requirements.

Because the majority of MBIA Inc.’s assets is pledged against the obligations described above, the widening of credit spreads would have an adverse impact on the market value of these assets and increase collateralization requirements for the portfolio. The following table presents the estimated pre-tax change in fair value of the asset/liability products business’ assets as of September 30, 2012 from instantaneous shifts in credit spread curves. This table assumes that all credit spreads move by the same amount; however, it is more likely that the actual changes in credit spreads will vary by investment sector and individual security. The table presents hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads.

	Change in Credit Spreads (Asset/Liability Products Business)
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$149	$41	$(37)	$(130)

During the nine months ended September 30, 2012, MBIA Inc. maintained three intercompany financing facilities to provide it with additional resources to meet its liquidity requirements within the asset/liability products business: the Asset Swap, the MBIA Corp. Secured Loan and the Conduit Repurchase Agreement. Refer to the preceding “Key Intercompany Lending Agreements” section for a description of these facilities.

We believe that asset sales undertaken during the first nine months of 2012 have reduced volatility in MBIA Inc.’s portfolio in the event of stressed market conditions. However, stressed credit market conditions could cause MBIA Inc. to have insufficient resources to cover collateral and/or other liquidity requirements. Management has identified certain actions to mitigate this risk. These contingent actions include: (1) additional sales of invested assets exposed to credit spread stress risk, which may occur at losses and increase the deficit of invested assets to liabilities; (2) termination and settlement of interest rate swap agreements; and (3) other available advances from subsidiaries. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk. In the event that we cannot implement the contingent actions identified above to raise liquidity, or eliminate the deficit, we may have insufficient assets to make all payments on our obligations as they come due, which could result in a default by MBIA Inc. on its obligations and the potential for MBIA Corp., as guarantor of the investment agreements and GFL MTNs, to be called upon to satisfy obligations on those instruments as they come due.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

As of September 30, 2012, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $432 million and comprised cash and liquid assets of $335 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $97 million not pledged directly as collateral for its asset/liability products activities. As of December 31, 2011, MBIA Inc. had $386 million of cash and liquid assets comprising $226 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $160 million not pledged directly as collateral for its asset/liability products activities. We believe this liquidity position provides MBIA Inc. with sufficient funds to cover expected obligations at least through the next twelve months.

MBIA Corp. Liquidity

Liquidity available in the structured finance and international insurance segment is affected by our ability to collect on receivables associated with loss payments, the payment of claims on insured exposures, payments made to commute insured exposures, the repayment of the National Secured Loan, a reduction in investment income, any unanticipated expenses, or the impairment or a significant decline in the fair value of invested assets. We may also experience liquidity constraints as a result of NYIL requirements that we maintain specified, high quality assets to back our reserves and surplus.

We believe the current liquidity position of MBIA Corp. is adequate to make expected future claims payments. Our expectation assumes payments on insured CMBS exposures are non-cash settled. However, the liquidity position of MBIA Corp. has been stressed due to the failure of the sellers/servicers of RMBS transactions insured by MBIA Corp. to repurchase ineligible mortgage loans in certain insured transactions and payments to counterparties in consideration for the commutation of insured transactions, which have resulted in a substantial reduction of exposure and potential loss volatility. While MBIA Corp. has made and may in the future make payments to counterparties in consideration for the commutation of insured transactions, MBIA Corp.’s ability to commute insured transactions will depend on management’s assessment of available liquidity. In addition, due to the deterioration in MBIA Corp.’s CMBS exposures, primarily in those exposures held by Bank of America/Merrill Lynch, there is an increased likelihood that MBIA Corp. will experience claims on those exposures, which claims could be substantial. Depending on the amount of such claims and the amounts of claims on other policies issued by MBIA Corp., MBIA Corp. may not have sufficient liquid assets to pay such claims in the absence of a settlement with Bank of America/Merrill Lynch and the commutation of the CMBS exposures held by Bank of America/Merrill Lynch or in the absence of the collection of other substantial put-back recoverables.

Payment requirements for the structured finance and international financial guarantee contracts fall into three categories: (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; and (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted, which payments are unscheduled and therefore more difficult to predict, and which category applies to most of the transactions on which we have recorded loss reserves. Insured transactions that require payment in full of the principal insured at maturity could present liquidity risks for MBIA Corp. since payment of the principal is due at maturity but any salvage could be recovered over time after payment of the principal amount. MBIA Corp. is generally required to satisfy claims within one to three business days, and as a result seeks to identify potential claims in advance through our monitoring process. While our financial guarantee policies generally cannot be accelerated, thereby helping to mitigate liquidity risk, the insurance of CDS contracts may, in certain events, including the insolvency or payment default of the insurer or the issuer of the CDS, be subject to termination by the counterparty, triggering a claim for the fair value of the contract. In order to monitor liquidity risk and maintain appropriate liquidity resources, we use the same methodology as we use to monitor credit quality and losses within our insured portfolio, including stress scenarios. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of our loss process.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Since the fourth quarter of 2007 through September 30, 2012, MBIA Corp. has made $11.6 billion of cash payments, before reinsurance and collections and excluding LAE (including payments made to debt holders of consolidated VIEs), associated with second-lien RMBS securitizations and with commutations and claim payments relating to CDS contracts. These cash payments include loss payments of $893 million made on behalf of MBIA Corp.’s consolidated VIEs. Of the $11.6 billion, MBIA Corp. has paid $6.6 billion of gross claims (before reinsurance and collections and excluding LAE) on policies insuring second-lien RMBS securitizations, driven primarily by an extensive number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. In addition, MBIA Corp. has paid $5.0 billion of gross settlement and claim payments (before reinsurance and collections and excluding LAE) on insured credit derivatives. Also, since the fourth quarter of 2007 through September 30, 2012, MBIA Corp. has collected $185 million on excess spread before reinsurance.

MBIA Corp. is seeking to enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations and has recorded a total of $3.2 billion of related expected recoveries on our consolidated balance sheets as of September 30, 2012, including expected recoveries recorded in our consolidated VIEs. These put-back claims have been disputed by the loan sellers/servicers and are the subject of certain litigations discussed more fully in “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements. On May 14, 2012, ResCap and its wholly-owned subsidiary companies, RFC and GMAC each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Additionally, there is some risk that the sellers/servicers or other responsible parties might not be able to fully satisfy any judgment we secure in litigation and ResCap’s bankruptcy filing. Further, there can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Such risks are contemplated in the scenarios we utilize to calculate these recoveries, which are recognized on our consolidated balance sheets. We believe that we have adequate liquidity resources to provide for anticipated cash outflows; however, if we do not realize or are delayed in realizing these expected recoveries, we may not have adequate liquidity to fully execute the strategy to reduce future potential economic losses by commuting policies and purchasing instruments issued or guaranteed by us, or to repay any intercompany borrowings.

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

MBIA Corp. also insures third-party holders of our asset/liability products segment’s obligations. If we were unable to meet payment or collateral requirements associated with these obligations, the holders thereof could make claims under the MBIA Corp. insurance policies. In 2008, to provide additional liquidity to the asset/liability products business, MBIA Corp. lent $2.0 billion to the segment on a secured basis under the MBIA Corp. Secured Loan. As of September 30, 2012, the outstanding balance of the MBIA Corp. Secured Loan was repaid in full. In May 2012, the NYSDFS approved the maturity extension of the MBIA Corp. Secured Loan to May 2013 with a maximum outstanding amount of $450 million, subject to MBIA Corp. obtaining prior regulatory approval from the NYSDFS for any draws under the facility.

As of September 30, 2012, MBIA Corp. held cash and available-for-sale investments of $1.4 billion, of which $386 million comprised cash and highly liquid assets. As of December 31, 2011, MBIA Corp. held cash and available-for-sale investments of $1.5 billion, of which $534 million comprised cash and highly liquid assets. We believe that MBIA Corp.’s liquidity resources, including expected cash inflows, will adequately provide for anticipated cash outflows. In the event of unexpected liquidity requirements, we may have insufficient resources to meet our obligations or insufficient qualifying assets to support our surplus and reserves, and may seek to increase our cash holdings position by selling or financing assets, or raising external capital, and there can be no assurance that we will be able to draw on these additional sources of liquidity.

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

National held cash and short-term investments of $356 million as of September 30, 2012, of which $318 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. As of December 31, 2011, National held cash and short-term investments of $771 million, of which $703 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. With the exception of its loan to MBIA Insurance Corporation, most of National’s investments, including those encumbered by the Asset Swap, are liquid and highly rated.

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents our consolidated cash flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,		Percent Change
In millions	2012	2011
Net cash provided (used) by:
Operating activities	$(955)	$(1,200)	-20%
Investing activities	3,106	2,791	11%
Financing activities	(2,343)	(1,482)	58%

Operating activities

Net cash used by operating activities decreased for the nine months ended September 30, 2012 compared with the same period of 2011, primarily from a decrease in commutations paid for insured credit derivative contracts and loss payments on financial guarantee insurance policies insuring RMBS exposures. This decrease was partially offset by a reduction in the collection of premiums due to the runoff of our insured portfolio, including terminations of policies with no significant business written, declines in net investment income due to lower average asset balances and a decrease in tax refunds collected.

Investing activities

Net cash provided by investing activities increased for the nine months ended September 30, 2012 compared with the same period of 2011, primarily related to proceeds from net sales and redemptions of securities for purposes of funding commutations and loss payments. This increase was partially offset by collateral postings and terminations related to derivatives.

Financing activities

Net cash used by financing activities increased for the nine months ended September 30, 2012 compared with the same period of 2011, primarily related to retirement of debt related to dissolving one of our conduits and paydowns on debt related to financial guarantee VIEs and securities sold under agreements to repurchase.

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

Our available-for-sale investments comprise high-quality fixed-income securities and short-term investments. As of September 30, 2012 and December 31, 2011, the fair values of our consolidated available-for-sale investments were $6.4 billion and $8.4 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of September 30, 2012 and December 31, 2011 were $298 million and $473 million, respectively.

In millions	As of September 30, 2012	As of December 31, 2011	Percent Change
Available-for-sale investments:
U.S. public finance insurance
Amortized cost	$3,235	$3,787	-15%
Unrealized net gain (loss)	177	108	64%

Fair value	3,412	3,895	-12%

Structured finance and international insurance
Amortized cost	1,272	1,361	-7%
Unrealized net gain (loss)	33	(15)	n/m

Fair value	1,305	1,346	-3%

Corporate
Amortized cost	626	448	40%
Unrealized net gain (loss)	(62)	(61)	2%

Fair value	564	387	46%

Advisory services
Amortized cost	12	17	-29%
Unrealized net gain (loss)	-	-	-

Fair value	12	17	-29%

Wind-down operations
Amortized cost	1,123	2,939	-62%
Unrealized net gain (loss)	17	(206)	-108%

Fair value	1,140	2,733	-58%

Total available-for-sale investments:
Amortized cost	6,268	8,552	-27%
Unrealized net gain (loss)	165	(174)	n/m

Total available-for-sale investments at fair value	6,433	8,378	-23%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

In millions	As of September 30, 2012	As of December 31, 2011	Percent Change
Investments carried at fair value:
U.S. public finance insurance
Amortized cost	182	165	10%
Unrealized net gain (loss)	-	(1)	-100%

Fair value	182	164	11%

Structured finance and international insurance
Amortized cost	27	25	8%
Unrealized net gain (loss)	2	-	n/m

Fair value	29	25	16%

Corporate
Amortized cost	38	41	-7%
Unrealized net gain (loss)	(11)	(19)	-42%

Fair value	27	22	23%

Advisory services
Amortized cost	3	3	-
Unrealized net gain (loss)	-	-	-

Fair value	3	3	-

Wind-down operations
Amortized cost	7	102	-93%
Unrealized net gain (loss)	-	(12)	-100%

Fair value	7	90	-92%

Total investments carried at fair value:
Amortized cost	257	336	-24%
Unrealized net gain (loss)	(9)	(32)	-72%

Total Investments carried at fair value	248	304	-18%

Held-to-maturity investments:
Structured finance and international insurance operations—amortized cost	1	1	-

Total held-to-maturity investments at amortized cost	1	1	-

Other investments at amortized cost:
U.S. public finance insurance operations segment	10	9	11%
Advisory services	1	1	-

Total other investments at amortized cost	11	10	10%

Consolidated investments at carrying value	$6,693	$8,693	-23%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of September 30, 2012 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance		Structured Finance and International		Advisory Services		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Available-for-sale:
Aaa	$1,691	54%	$533	80%	$1	50%	$-	0%	$259	30%	$2,484	51%
Aa	938	30%	29	4%	-	0%	-	0%	190	22%	1,157	23%
A	274	9%	16	2%	1	50%	35	13%	119	14%	445	9%
Baa	156	5%	15	2%	-	0%	41	16%	235	27%	447	9%
Below investment grade	23	1%	45	7%	-	0%	164	63%	49	6%	281	6%
Not rated	21	1%	31	5%	-	0%	20	8%	8	1%	80	2%

Total	$3,103	100%	$669	100%	$2	100%	$260	100%	$860	100%	$4,894	100%
Short-term investments	304		636		10		289		269		1,508
Investments held-to-maturity	-		1		-		-		-		1
Investments held at fair value	182		29		3		27		7		248
Other investments	15		-		1		15		11		42

Consolidated investments at carrying value	$3,604		$1,335		$16		$591		$1,147		$6,693

As of September 30, 2012, the weighted average credit quality of the Company’s available-for-sale investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations
Weighted average credit quality ratings	Aa	Aa	Aa	Below investment grade	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of September 30, 2012, Insured Investments at fair value represented $797 million or 12% of consolidated investments, of which $432 million or 6% of consolidated investments were Company-Insured Investments.

As of September 30, 2012, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range, and 4% of the total investment portfolio would be rated below investment grade in the Insured Investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The distribution of the Company’s Insured Investments by financial guarantee insurer as of September 30, 2012 is presented in the following table:

	U.S. Public Finance		Structured Finance and International		Corporate		Wind-Down Operations		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$-	0%	$21	0%	$67	1%	$142	3%	$230	4%
National	123	2%	-	0%	22	0%	57	1%	202	3%
Assured Guaranty Municipal Corp.	66	1%	-	0%	-	0%	129	2%	195	3%
Ambac Financial Group, Inc.	26	0%	-	0%	67	1%	48	1%	141	2%
FGIC	3	0%	2	0%	9	0%	8	0%	22	0%
Other	3	0%	-	0%	4	0%	-	0%	7	0%

Total	$221	3%	$23	0%	$169	2%	$384	7%	$797	12%

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

The underlying ratings of the Company-Insured Investments as of September 30, 2012 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions		Structured
Underlying Ratings Scale	U.S. Public Finance Insurance	Finance and International Insurance	Corporate	Wind-down Operations	Total
National:
Aaa	$-	$-	$-	$-	$-
Aa	44	-	-	16	60
A	58	-	-	15	73
Baa	21	-	22	26	69
Below investment grade	-	-	-	-	-

Total National	$123	$-	$22	$57	$202

MBIA Corp.:
Aaa	$-	$-	$-	$-	$-
Aa	-	-	-	-	-
A	-	-	-	14	14
Baa	-	-	-	114	114
Below investment grade	-	21	67	14	102

Total MBIA Corp.	$-	$21	$67	$142	$230

Total MBIA Insured Investments	$123	$21	$89	$199	$432

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of September 30, 2012, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range, the weighted average rating of only the Company-Insured Investments was in the Baa range, and investments rated as below investment grade in the Company-Insured Investments were 2% of the total consolidated investment portfolio.

Impaired Investments

As of September 30, 2012 and December 31, 2011, we held impaired investments (investments for which fair value was less than amortized cost) with a fair value of $1.0 billion and $2.4 billion, respectively.

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

Debt Obligations

Principal payments due under our debt obligations in the three months ending December 31, 2012 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. The repayment of principal on our surplus notes is reflected in 2013, the first call date. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of September 30, 2012, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of September 30, 2012
In millions	Three Months Ending December 31, 2012	2013	2014	2015	2016	Thereafter	Total
Structured finance and international insurance segment:
Variable interest entity notes	$172	$533	$399	$621	$546	$6,586	$8,857
Surplus notes	-	940	-	-	-	-	940
Corporate segment:
Long-term debt	-	-	-	-	-	897	897
Asset/liability products segment:
Investment agreements	10	183	142	46	51	633	1,065
Medium-term notes	13	40	61	253	125	1,889	2,381
Conduit segment:
Medium-term notes	-	-	150	-	336	149	635

Total	$195	$1,696	$752	$920	$1,058	$10,154	$14,775

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

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2012 from instantaneous shifts in interest rates:

	Change in Interest Rates

In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$(141)	$(72)	$(29)	$(76)	$(132)	$(193)

Foreign Exchange Sensitivity

Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2012 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(51)	$(26)	$26	$51

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2012 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. MBIA Corp.’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$32	$27	$(108)	$(255)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Credit Derivatives Sensitivity

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. All these transactions were insured by the Company’s structured finance and international insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of September 30, 2012, approximately 21% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s wind-down operations entered into single-name CDSs as part of its asset management activities. In the first nine months of 2012, the value of the Company’s credit derivative contracts was principally affected by commutations, the movements of MBIA’s nonperformance risk on its derivative liabilities which resulted from a widening of its own credit spreads and a reduction in the Company’s recovery rate and favorable movements in spreads and pricing on collateral within transactions partially offset by collateral erosion. As risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

In the first nine months of 2012, the Company has observed a widening of its own credit spreads. As changes in fair value can be caused by factors unrelated to the performance of MBIA’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting will cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

The following tables reflect sensitivities to changes in credit spreads, collateral prices, rating migrations, recovery rates and the Company’s own credit spreads and recovery rates. Each table stands on its own and should be read independently of each other. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of September 30, 2012. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads

In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$1,422	$437	$113	$-	$(123)	$(524)	$(1,606)
Estimated net fair value	$(1,901)	$(2,886)	$(3,210)	$(3,323)	$(3,446)	$(3,847)	$(4,929)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Since the Company is now using collateral prices as an input into the Direct Price Model for certain multi-sector insured CDOs, a sensitivity analysis below shows the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivatives portfolio of a 10% and 20% change in collateral prices as of September 30, 2012.

	Change in Collateral Prices
	(Structured Finance and International Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$56	$28	$-	$(28)	$(57)
Estimated net fair value	$(3,267)	$(3,295)	$(3,323)	$(3,351)	$(3,380)

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivatives portfolio of a one and three notch rating change in the credit quality as of September 30, 2012. A notch represents a one step movement up or down in the credit rating.

	Change in Credit Ratings
	(Structured Finance and International Insurance)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$1,416	$259	$-	$(353)	$(664)
Estimated net fair value	$(1,907)	$(3,064)	$(3,323)	$(3,676)	$(3,987)

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of September 30, 2012.

	Change in Recovery Rates
	(Structured Finance and International Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$293	$142	$-	$(135)	$(263)
Estimated net fair value	$(3,030)	$(3,181)	$(3,323)	$(3,458)	$(3,586)

Accounting principles for fair value measurements require the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivative portfolio using upfront credit spreads of 0%, an increase of 50%, and a decrease of 50%. The actual upfront spread used in the valuation as of September 30, 2012 ranged from 17.75% to 38.25% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Upfront Credit Spread
	(Structured Finance and International Insurance)
In millions	Increase by 50 Percent	No Change	Decrease by 50 Percent	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$424	$-	$(1,039)	$(2,088)
Estimated net fair value	$(2,899)	$(3,323)	$(4,362)	$(5,411)

With the inclusion of the MBIA recovery rate in the calculation of nonperformance risk for the Company’s insured credit derivatives portfolio, the following sensitivity table presents the estimated pre-tax change in fair value of insured credit derivatives due to changes in that recovery rate. The values shown below reflect an approximate trading range of the MBIA recovery rate.

	MBIA’s Recovery Rate
	(Structured Finance and International Insurance)
In millions	Decrease to 25 Percentage Points	No Change	Increase to 50 Percentage Points
Estimated pre-tax net gains (losses)	$206	$-	$(614)
Estimated net fair value	$(3,117)	$(3,323)	$(3,937)

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

If MBIA Inc. is unable to consummate the consent solicitation, its senior notes may be accelerated if MBIA Insurance Corporation is placed in a rehabilitation or liquidation proceeding, and we do not expect MBIA Inc. to have sufficient liquidity to pay its accelerated obligations, which could cause it to file for bankruptcy if it were unable to pursue other alternatives, including an out-of-court restructuring, which we believe will be difficult to achieve

MBIA Inc. is seeking the consent of the holders of its senior notes to amend the indentures governing the senior notes to ensure that, if the NYSDFS commences a rehabilitation or liquidation proceeding with respect to MBIA Insurance Corporation, that the proceeding will not lead to an acceleration of the senior notes under the indentures. If the consent solicitation is not consummated and MBIA Insurance Corporation is placed in a rehabilitation or liquidation proceeding, it is likely that the senior notes would be accelerated. If the senior notes are accelerated we believe MBIA Inc. would have insufficient liquidity and capital markets access to pay the obligations under the senior notes. We believe that, under such circumstances, the Company would likely immediately pursue other alternatives, including an out-of-court restructuring, which we believe will be difficult to achieve, or a bankruptcy filing. We further believe that an MBIA Inc. bankruptcy would be highly destructive of the value of the Company, and would impose other costs and risks on its shareholders and creditors. This view is based on the following factors that we believe would result from an MBIA Inc. bankruptcy:

—

Reduction in the value associated with National and other assets. An MBIA Inc. bankruptcy may cause the value associated with the business and assets of the Company and its subsidiaries (including the business of National, which is the Company’s primary asset) to be impaired, given the likely forced nature of any monetization transaction of those assets. Further, because National is a regulated entity, any monetization transaction with respect to National would need approval from the NYSDFS, which could impose significant restrictions or delay on the process. Additionally, a significant part of the value of National is made up of intercompany receivables, including the $1.6 billion National Secured Loan to MBIA Insurance Corporation that may be impaired in the event that MBIA Insurance Corporation is in a rehabilitation or liquidation proceeding, which could further diminish National’s value to the Company’s shareholders and creditors. Extraordinary or special dividends designed to accelerate the realization of value by the Company and its creditors would be subject to NYSDFS approval, which may be impacted by an MBIA Inc. bankruptcy. In addition, the NYSDFS could seek to restrict National’s ability to pay regular dividends beyond the restrictions currently in place.

—

Assertion of significant claims against the Company. In addition to approximately $900 million of claims with respect to the senior notes, an MBIA Inc. bankruptcy may result in the assertion of substantial claims for intercompany liabilities by subsidiaries of the Company, including a likely asserted claim of approximately $1.6 billion on account of an intercompany obligation to GFL that would be accelerated by an MBIA Inc. bankruptcy and would likely be asserted by GFL on behalf of its creditors, including third-party noteholders, to rank no less than pari passu with MBIA Inc.’s senior notes in priority of payment. In addition, an MBIA Inc. bankruptcy may accelerate or trigger additional claims with respect to current third-party obligations other than the senior notes and the GFL obligation, such as repurchase agreements, swap agreements and other guaranteed investment contracts, including the possibility for assertion of make-whole claims and other penalty obligations in connection with such claims, or assertion of additional litigation claims that cannot be predicted at this time. While the Company would actively challenge any non-legitimate claims asserted in an MBIA Inc. bankruptcy, there can be no assurance a court would not allow such claims or that such claims would not in fact be greater than the Company’s estimated range, which could have the effect of substantial dilution in value available to shareholders and creditors.

Item 1A.	Risk Factors (continued)

—	Other significant potential adverse economic impacts to shareholders and creditors, including the following:

¡

Cessation of interest payments; delay. Creditors are not likely to receive interest payments during the pendency of an MBIA Inc. bankruptcy, and there is a risk that in the event of a bankruptcy filing, debt obligations could be subject to conversion to equity with a market value below the amounts due on the corresponding debt obligations. Even in the absence of a debt-for-equity conversion, any distributions that debt holders may receive in respect of their claims in a bankruptcy proceeding may be subject to substantial delay following the commencement of the bankruptcy case and may result in less than payment in full.

¡

Administrative expense and business impact of bankruptcy filing. The Company expects that value available for distribution to its shareholders and creditors would be substantially reduced if an MBIA Inc. bankruptcy becomes necessary, as a result of, among other things, business deterioration, credit impacts, significant administrative expenses and management distraction that the Company anticipates would be associated with any insolvency filing. Given the complex nature of certain of the Company’s intercompany lending and loan facilities, the Company expects that any proposed plan of reorganization, as well as the validity and priority of claims against the Company, would likely be contested, leading to an extended proceeding, further delaying and possibly diluting recoveries.

¡

Potential impact on trading prices. The Company believes its shares and debt obligations would likely lose value in the secondary market in the event of an MBIA Inc. bankruptcy, in light of the risks described above and other risks that investors may perceive with respect to the amount and timing of any potential recovery at the conclusion of the Company’s bankruptcy process.

MBIA Insurance Corporation may be placed in a rehabilitation or liquidation proceeding as a result of, among other things, a lack of liquid assets available to pay claims due to the failure by RMBS sellers/servicers to honor their contractual obligation to repurchase ineligible mortgage loans, combined with the substantial RMBS claims payments and other claims and commutation payments to date, as well as the increased probability that MBIA Corp. will experience claims payments on certain of its CMBS exposures in the future

The determination to commence an MBIA Insurance Corporation rehabilitation or liquidation proceeding is not within the control of the Company. Article 74 of the NYIL gives the Superintendent of the NYSDFS exclusive authority to commence rehabilitation or liquidation proceedings against a New York insurer under a variety of circumstances, including if the Superintendent finds the insurer is in such condition that its further transaction of business will be hazardous to policyholders, creditors, or the public, or if the Superintendent finds that the insurer is insolvent. MBIA Corp. faces certain key risks and contingencies as described herein that increase the possibility that it could be placed in a rehabilitation or liquidation proceeding by the Superintendent.

Item 1A.	Risk Factors (continued)

Since the fourth quarter of 2007 through September 30, 2012, MBIA Corp. has made $11.6 billion of cash payments, before reinsurance and collections and excluding LAE (including payments made to debt holders of consolidated VIEs), associated with second-lien RMBS securitizations and with commutations and claim payments relating to CDS contracts. These cash payments include loss payments of $893 million made on behalf of MBIA Corp.’s consolidated VIEs. Of the $11.6 billion, MBIA Corp. has paid $6.6 billion of gross claims (before reinsurance and collections and excluding LAE) on policies insuring second-lien RMBS securitizations, driven primarily by an extensive number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. The Company’s assessment of the ineligibility of individual mortgage loans is being challenged by the originators in litigation and there is no assurance that the Company’s determinations will prevail. See “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part I, Item 1 of this Quarterly Report on Form 10-Q. MBIA Corp. is seeking to enforce its rights to have Bank of America/Countrywide, and other mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from these securitizations and has recorded a total of $3.2 billion of related expected recoveries on its consolidated balance sheets as of September 30, 2012, including expected recoveries recorded in the Company’s consolidated VIEs. In addition, the $11.6 billion included $5.0 billion of gross settlement and claim payments (before reinsurance and collections and excluding LAE) on insured credit derivatives comprising CMBS pools, CRE CDOs, CRE loan pools, corporate CDOs, multi-sector CDOs, and multi-sector CDO-squared transactions, among other types of transactions. While MBIA Corp. has commuted most of its higher risk CMBS pool exposures, a single counterparty—Bank of America and its subsidiary Merrill Lynch (collectively, “Bank of America/Merrill Lynch” and, together with Bank of America/Countrywide, “BOA”)—holds a significant amount of MBIA Corp.’s remaining CMBS pool exposures, including a substantial majority of MBIA Corp.’s CMBS pools originally insured in 2006 and 2007 primarily referencing BBB and lower rated collateral (the “BOA CMBS Exposure”). MBIA Corp. has also recorded its largest put-back asset related to ineligible mortgage loans included in insured second-lien RMBS transactions against BOA.

The failure by the mortgage originators, primarily BOA, to honor their contractual obligation to repurchase ineligible mortgage loans combined with the substantial RMBS claims payments and other claims and commutation payments to date have placed substantial stress on MBIA Corp.’s liquidity resources. In addition, due to the deterioration in MBIA Corp.’s CMBS exposures, primarily in the BOA CMBS Exposure, there is an increased possibility that MBIA Corp. will have claims presented on the BOA CMBS Exposure, which claims are likely to occur in the near term and could ultimately be substantial. Depending on the amount of actual claims on the BOA CMBS Exposure and the amount of claims on other policies issued by MBIA Corp., MBIA Corp. may not have sufficient liquid assets to pay such claims in the absence of a settlement of the BOA put-back recoverables and the commutation of the BOA CMBS Exposure. As described further below, in light of these circumstances and especially in the event of claims under the BOA CMBS Exposure the Superintendent may commence a rehabilitation or liquidation proceeding against MBIA Insurance Corporation. MBIA Corp. has recorded loss reserves for the BOA CMBS Exposure that reflect our current estimate of ultimate losses and that are based on various assumptions about potential payments by MBIA Corp. with respect to the BOA CMBS Exposure, including, among other things, that the BOA CMBS Exposure will likely be commuted. There have been no material claims made to date on the policies insuring such exposures. If economic conditions deteriorate or we are unable to commute the BOA CMBS Exposure, MBIA Corp. could incur substantial additional losses in its portfolio in excess of its estimates. In addition, because the reserves are based on management’s judgment and estimates, there can be no assurance that the ultimate liability will not exceed such estimates, that the BOA CMBS Exposure will be commuted, or that the timing of claims payments and the realization of recoveries will not create liquidity issues.

Item 1A. Risk Factors (continued)

The amount MBIA Corp. may ultimately collect from BOA on its put-back obligations in any litigation settlement could be impacted by potential commutation payments or offset on the BOA CMBS Exposure and developments in the Transformation Litigation (for discussion of the Transformation Litigation, see “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) given that Bank of America/Merrill Lynch is also one of the two remaining plaintiffs in the Transformation Litigation. Likewise, MBIA Corp.’s ability to commute the BOA CMBS Exposure may be impacted by developments in the put-back litigation with BOA and the Transformation Litigation. There can be no assurance that any such settlement or commutation will occur or that any such settlement or commutation, if it occurs, would be consummated within the estimates of expected recoveries or loss payments associated with these exposures that are recorded in the Company’s consolidated financial statements. In addition, there can be no assurance that MBIA Corp. will have adequate resources to meet its obligations even if it enters into any such settlement or commutation, or wins a judgment in its favor in its actions against BOA.

As of September 30, 2012, MBIA Insurance Corporation’s statutory capital was $1.5 billion under U.S. STAT. In addition, as of September 30, 2012, MBIA Corp. held cash and available-for-sale investments of $1.4 billion, of which $386 million comprised cash and highly liquid assets. As of December 31, 2011, MBIA Corp. held cash and available-for-sale investments of $1.5 billion, of which $534 million comprised cash and highly liquid assets. However, due to liquidity constraints caused by the factors described above or if future claims exceed expectations due to an unexpected deterioration in economic conditions or due to other unanticipated factors, MBIA Corp. may not be able to pay claims on a timely basis in the future, in particular if BOA and other sellers/servicers continue their strategy of refusing to honor put-back claims or disputing and delaying their put-back obligations and MBIA Corp. receives claims on the BOA CMBS Exposure before recovery of the BOA or other significant put-back recoverables, if any. Furthermore, MBIA Corp. may have insufficient resources to meet its obligations if it fails to collect expected put-back recoveries, is unable to commute its most volatile exposures or experiences higher than expected claims payments on its insured obligations. In these potential circumstances, among others, the Superintendent may commence a proceeding against MBIA Insurance Corporation under Article 74 as described above. Given the Superintendent’s authority to find that MBIA Insurance Corporation’s continued transaction of business will be hazardous to policyholders, creditors or the public, and the lack of any clear standards on what would constitute such a hazard, the Superintendent generally has broad discretion to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding.

In addition to the Superintendent’s authority to commence rehabilitation or liquidation proceedings, the Superintendent could, should he find that the liabilities of MBIA Insurance Corporation exceed its admitted assets, use its authority under Section 1310 of the NYIL to order MBIA Insurance Corporation to cease making claims payments (a “1310 Order”). The issuance of a 1310 Order could result in material adverse consequences for MBIA Insurance Corporation, including that holders of some or all of the CDS insured by MBIA Insurance Corporation may potentially seek to terminate one or more of such swaps on the basis of such order (or the findings by the Superintendent underlying such order’s issuance) and assert claims for mark-to-market termination payments with respect to such terminations (which claims MBIA Corp. may not be able to pay).

Developments in the regulation of derivatives may create additional burdens on the Company

In July 2010, the Dodd-Frank Act was signed into law for the purpose of enacting broad financial industry regulatory reform, including by enhancing regulation of the over-the-counter derivatives markets. Among other reforms, the Dodd-Frank Act requires “swap dealers” and “major swap participants” to register with either or both of the Commodity Futures Trading Commission (“CFTC”) and the SEC, and to be subject to enhanced regulation, including capital requirements. The CFTC and SEC have promulgated rules to implement this enhanced regulatory framework, including final rules that require the Company to include its legacy insured derivatives in tests used to determine whether it is a major swap participant. Although the Company is still analyzing its position under these rules, it believes that it may be required to register as a major swap participant.

If the Company were required to register as a major swap participant, it could incur substantial costs in its efforts to comply with these new requirements, many of which would be novel in their application to the Company. Because the CFTC and SEC have not yet issued final rules establishing capital requirements for major swap participants, the ultimate impact of such requirements on the Company is not yet clear. However, to the extent that the Company becomes subject to significant additional capital requirements, it is unlikely that the Company will be able to meet those standards.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents repurchases made by the Company in each month during the third quarter of 2012:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)(2)
July	-	$-	-	$23
August	130	10.54	-	23
September	3,755	11.59	-	23

(1) -	3,885 shares were purchased in open market transactions as an investment in the Company’s non-qualified deferred compensation plan.

(2) -	On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

+31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+99.1.	Additional Exhibits - National Public Finance Guarantee Corporation and Subsidiaries GAAP Consolidated Financial Statements.

+99.2.	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries GAAP Consolidated Financial Statements.

+101.

Additional Exhibits - MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended

September 30, 2012, formatted in XBRL.

+	Filed Herewith

*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: November 7, 2012	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: November 7, 2012	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)