Form 10-K
period 2012-12-31
MBIA INC
filed 2013-02-27
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2012 was $1,530,515,614.

As of February 21, 2013, 192,753,457 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference. Portions of the Definitive Proxy Statement of the Registrant, which will be filed on or before March 31, 2013, are incorporated by reference into Parts III of this Form 10-K.

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

Important factors that could cause our actual results and financial condition to differ materially from estimates contained in or underlying the Company’s forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking and Cautionary Statements” in Part II, Item 7. In addition, refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a discussion of certain risks and uncertainties related to our financial statements.

Note Regarding Reliance on Statements in Our Contracts

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MBIA Inc., its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Part I

Item 1. Business

OVERVIEW OF OUR SERVICES

MBIA Inc. (“MBIA,” the “Company,” “we,” “our” or “us”) provides financial guarantee insurance, as well as related reinsurance, advisory and portfolio services, for the public and structured finance markets, and asset management advisory services, on a global basis. The Company was incorporated as a business corporation under the laws of the state of Connecticut in 1986.

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

We conduct our financial guarantee business, as well as related reinsurance, advisory and portfolio services, through our subsidiaries National Public Finance Guarantee Corporation (“National”), our United States (“U.S.”) public finance-only financial guarantee company, and MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), which write global structured finance and non-U.S. public finance financial guarantee insurance. Related advisory and portfolio services are provided by Optinuity Alliance Resources Corporation (“Optinuity”), a service company established in 2010, which provides support services such as surveillance, risk management, legal, accounting, treasury and information technology, among others, to our businesses on a fee basis. MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association (the “Association”), which began writing financial guarantees for municipal bonds in 1974. MBIA Corp. also owns MBIA UK Insurance Limited (“MBIA UK”), a financial guarantee insurance company that is regulated and supervised by the Financial Services Authority (“FSA”) in the United Kingdom (“U.K.”) and is authorized to carry out insurance business in the U.K. and in the European Economic Area on a cross border services basis. MBIA UK’s principal line of business is the guarantee of both structured finance and public finance debt obligations in selected international markets. In addition, MBIA Corp. writes financial guarantee insurance in Mexico through MBIA México, S.A. de C.V. (“MBIA Mexico”). Generally, throughout the text, references to MBIA Corp. include the activities of its subsidiaries.

MBIA Insurance Corporation was the parent of Capital Markets Assurance Corporation (“CMAC”) until September 2010, when CMAC was merged into MBIA Insurance Corporation. CMAC was a financial guarantee insurer that had been acquired in February 1998 and whose net insured exposure was 100% reinsured by MBIA Insurance Corporation after that acquisition.

In addition, until February 2009, MBIA Corp. was the parent of National, also a financial guarantee insurance company that had been acquired by MBIA Corp. in 1989. In February 2009, we restructured our business to re-launch National as a U.S. public finance-only financial guarantee company (the “Transformation”) through several transactions, including the transfer of National (then known as MBIA Insurance Corp. of Illinois) from MBIA Corp. to a newly established holding company, National Public Finance Guarantee Holdings, Inc., that is 100% owned by MBIA Inc., and the reinsurance by National of the U.S. public finance businesses of MBIA Corp. and a third-party financial guarantor, Financial Guaranty Insurance Company (“FGIC”). Pending litigation challenging the establishment of National has constrained our new business writings since 2009. The Transformation is described more fully under “Our Insurance Operations—National Insured Portfolio” below and the Transformation-related litigation is described more fully under “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K. After giving effect to the Transformation, MBIA Corp.’s remaining portfolio consists of global structured finance and non-U.S. public finance business.

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

Other Advisory Services

We operate a financial advisory and asset management business in Europe through our FSA licensed and regulated subsidiary Trifinium Advisors (UK) Limited (“Trifinium”). Its activities include among other things managing MBIA UK’s investment portfolio. In 2012, we exited the financial advisory services business in Latin America.

OUR BUSINESS STRATEGY

Our ratings downgrades and concerns about the future of monoline insurers have impaired our ability to write new business since late 2007, and pending litigation challenging the establishment of National has further constrained our ability to write new insurance business since 2009. In addition, unprecedented levels of delinquency and loss in our structured finance business, primarily in our residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) pools, commercial real estate (“CRE”) and collateralized debt obligation (“CDO”) portfolios, continue to place considerable stress on our economic results. The inclusion of ineligible mortgage loans in the transactions we have insured and the failure of sellers/servicers to cure the breaches or repurchase or replace the ineligible collateral has substantially contributed to the total RMBS losses that the Company has incurred to date. If performance deteriorates further and uncertainty increases in these sectors, our future economic results may be adversely impacted. In addition, as a result of these and other factors, MBIA Insurance Corporation faces certain key risks and contingencies as described herein that increase the possibility that it could be placed in a rehabilitation or liquidation proceeding. Refer to “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a detailed description of the risks associated with MBIA Insurance Corporation being placed in a rehabilitation proceeding.

The reference herein to “ineligible” mortgage loans refers to those mortgages that the Company believes failed to comply with the representations and warranties made by the sellers/servicers of the securitizations into which those mortgages were sold with respect to such mortgages, including failure to comply with the related underwriting criteria. These determinations were the result of analysis provided by third-party review firms. The Company’s assessment of the ineligibility of individual mortgages has been challenged/disputed by the sellers/servicers of the securitizations in litigation and there is no assurance that the Company’s determinations will prevail.

In response to these events, we are continuing efforts that we began in the fourth quarter of 2007 to strengthen our balance sheet and transform our business model.

Strategic Transformation

On February 25, 2008, we announced a strategic plan to restructure our business as soon as feasible. A significant component of the plan was the creation of separate legal operating entities for our public finance, structured finance and international financial guarantee businesses as well as our asset management advisory business. The objectives behind this initiative are to provide greater resilience and financial flexibility under extreme market stress, to obtain the highest possible ratings for each business and to create more transparency to investors and policyholders. In February 2009, we completed the first key step in the strategic plan with the establishment of National as a U.S. public finance-only financial guarantee company through the Transformation.

The next step in the Transformation, which is unlikely to occur prior to resolution of certain of the Transformation-related litigation and the repayment of a secured loan from National to MBIA Insurance Corporation (the “National Secured Loan”) described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity––Key Intercompany Lending Agreements––National Secured Loan” in Part II, Item 7 of this Form 10-K, will be to further position National to write new U.S. public finance financial guarantee insurance policies through the achievement of high stable ratings.

Item 1. Business (continued)

It is our intent to capitalize National at a level consistent with the highest achievable credit ratings through internal capital growth at National and potentially by raising third-party capital. However, no assurance can be given that we will be able to achieve such higher ratings. For a complete discussion of our ratings, see “Rating Agencies” below.

The Company is currently involved in several litigations challenging the Transformation both in a proceeding under Article 78 of New York’s Civil Practice Law & Rules and in plenary suits. The hearing for the Article 78 proceeding was concluded during the second quarter of 2012 and a decision is pending. Since the case was filed, 16 of the original 18 plaintiffs have dismissed their claims. For a complete description of the litigation challenging the Transformation see “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K.

In February 2010, the Company took another step in its strategic plan by restructuring its asset management advisory business and renaming its asset management advisory companies under the “Cutwater” name to reflect and communicate their organizational separation from the Company’s insurance operations and the wind-down of the Company’s asset/liability products and conduit businesses, which are described further below under “Our Wind-Down Businesses”. Cutwater plans to increase third-party assets under management by taking advantage of strong demand for advisory services resulting from recent fixed-income market volatility and secular growth in fixed-income asset classes due to demographics and product innovation. Currently, the majority of assets under management are from third-party clients.

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

Capital Preservation, Liquidity Management and Deleveraging

We continued taking steps in 2012 to preserve capital, enhance liquidity and deleverage the Company, a process that began with our raising $2.7 billion in new debt and equity capital in 2007 and 2008 and converting our $400 million soft capital facility into cash in 2008.

RMBS Recoveries

We have continued the process begun in 2008 of aggressively pursuing our rights against sellers/servicers whom we believe fraudulently induced us into writing insurance on their securitizations and/or breached their contractual obligations by placing ineligible mortgage collateral into the transactions and failing to cure such breaches or repurchase or replace the ineligible collateral. If we recover the expected damages for the losses resulting from ineligible loans in these transactions from these sellers/servicers, of which only a portion has been reflected in our loss reserves to date, and we receive other recoveries associated with defaulted RMBS transactions, we will substantially enhance MBIA Corp.’s capital position. There can be no assurance, however, that we will recover these damages or expected recoveries in full or in a time frame necessary to meet liquidity requirements.

In September 2008, MBIA initiated litigation against Bank of America Corporation and certain of its subsidiaries including Countrywide Home Loans, Inc. (“Countrywide”), and subsequently filed complaints against five additional sellers/servicers to enforce its contractual rights under the respective transaction documents. Additionally, in September 2012 the Company filed a complaint against an underwriter of one of our transactions related to its intentional concealment of certain loan breach findings. We have recorded our largest recoveries against Bank of America/Countrywide, and against two wholly-owned subsidiaries of Residential Capital, LLC (“ResCap”), GMAC Mortgage, LLC (“GMAC”) and Residential Funding Company, LLC (“RFC”), whose ultimate parent company is Ally Financial Inc.

Item 1. Business (continued)

In December 2011, MBIA reached an agreement with one of the six sellers/servicers with whom it had initiated litigation and that litigation has been dismissed. On May 14, 2012, ResCap, RFC and GMAC each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, MBIA’s put-back litigations against these two sellers/servicers are now stayed and subject to the ResCap bankruptcy proceeding.

Given the scope of the remaining litigations, we expect them to be ongoing for several years; however, we anticipate that our first trial will begin in 2013 or early 2014. Additionally, there have been several important rulings in these matters since 2010, including decisions permitting us to present evidence of liability and damage claims through presentation of a statistically valid random sample of loans rather than on a loan-by-loan basis, a decision permitting us to collect rescissory damages; and a decision on the applicable standard for proving causation which rejects a defense to liability raised by many defendants. Appeals of certain, though not all, of these decisions are pending; however, these decisions have been accepted and relied on by judges in other cases and we believe will be affirmed by the relevant appellate courts, although such outcomes cannot be assured. For a complete description of our litigation seeking to enforce our contractual rights with respect to securitizations we insure, see “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K. We believe that these decisions, combined with a recent groundbreaking decision by federal Judge Jed Rakoff of the Southern District of New York awarding in full a monoline insurance company’s damages for paid claims against one of the sellers/servicers with whom MBIA Corp. has also initiated litigation on similar legal grounds to those asserted by MBIA Corp. in its litigations, as well as prior settlements between sellers/servicers and government sponsored entities and private investors, strengthen the Company’s ability to record recoveries related to put-backs.

Commutations

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

In 2012, MBIA Corp. commuted $13.4 billion of gross insured exposure primarily comprising structured CMBS pools, CRE CDOs, investment grade corporate CDOs, asset-backed securities (“ABS”) CDOs, and subprime RMBS transactions. In consideration for the commutation of insured transactions, including the transactions described above, the Company has made and may in the future make payments to counterparties the amounts of which, if any, may be less than or greater than any statutory loss reserves established for the respective transactions. The Company enters into commutations in the ordinary course of its business and does not intend to make contemporaneous disclosures regarding any such transactions regardless of the amounts paid to effect such commutations in relation to the statutory loss reserves established for the respective transactions. In the fourth quarter of 2012, MBIA Insurance Corporation agreed with a credit default swap (“CDS”) counterparty on a commutation of certain potentially volatile policies insuring ABS CDO, structured CMBS pools and CRE CDO transactions. The agreement was subject to the approval of the New York State Department of Financial Services (the “NYSDFS”) of a request to draw on the National Secured Loan in order to finance the commutation, as well as the receipt by MBIA Insurance Corporation of confirmation from the NYSDFS of its non-disapproval of the commutation. MBIA Insurance Corporation requested the NYSDFS to confirm its non-disapproval of the commutation and for approval of a loan under the National Secured Loan or for approval of an alternative financing structure to finance the commutation. Subsequent to December 31, 2012, those requests were denied. The Company’s ability to commute insured transactions is limited by available liquidity, including the availability of intercompany loans under the National Secured Loan and the use of other available financing structures and liquidity, all of which could be subject to regulatory approval by the NYSDFS. There can be no assurance that the Company will be able to fund further commutations by borrowing from National or otherwise.

Item 1. Business (continued)

Liquidity Risk Management and Intercompany Lending Agreements

We have focused on liquidity risk management given the substantial stress on the Company’s liquidity resources caused by current conditions and events in the global financial markets and the general failure by the originators of RMBS to repurchase the ineligible loans in securitizations the Company has insured. We monitor potential liquidity positions and projections in our businesses and legal entities using stress-scenario testing for purposes of matching liquidity resources to needs. In order to address our liquidity risks and efficiently manage liquidity across the entire enterprise, certain of our subsidiaries which are less liquidity-constrained have entered into intercompany agreements that provide resources to subsidiaries that are more liquidity constrained. These resources include the National Secured Loan, an asset swap between National and the asset/liability products segment and a secured loan between MBIA Corp. and the asset/liability products segment, which in each case was approved by the NYSDFS and is subject to ongoing monitoring by the NYSDFS, as well as a repurchase agreement between the conduit segment and the asset/liability products segment. Each of these agreements are discussed in detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity––Key Intercompany Lending Agreements” in Part II, Item 7 of this Form 10-K.

If liquidity resources were to fall short of our target liquidity cushions at any time, we could be required to sell or finance assets, including through these intercompany facilities, or raise additional third-party capital. There can be no assurance that we will be successful in drawing on such resources or that they will be adequate to cover a short-fall. Each of these items are discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” in Part II, Item 7 of this Form 10-K.

Consent Solicitation

During the fourth quarter of 2012, MBIA successfully completed a consent solicitation pursuant to which it received the consent of its senior noteholders to amend the indentures pursuant to which the senior notes were issued to substitute National Public Finance Guarantee Corporation for MBIA Insurance Corporation in the definition of “Restricted Subsidiary” and “Principal Subsidiaries” in the respective indentures, which provide that an insolvency proceeding with respect to a Restricted or Principal Subsidiary, as the case may be, that remains in place for a specified period of time constitutes an event of default, which would likely result in the acceleration of the senior notes. In addition, we repurchased approximately $172 million of the outstanding principal amount of the notes issued under the Senior Indenture, dated as of November 24, 2004, by and between the Company and The Bank of New York (as supplemented by the First Supplemental Indenture, dated as of November 24, 2004, and the Second Supplemental Indenture, dated as of November 21, 2012 (the “Second Supplemental Indenture”) (collectively, the “2004 Indenture”)), governing the Company’s $329 million principal amount of the notes (the “2004 Notes”), in privately negotiated seller initiated reverse inquiry transactions directly from holders that had consented pursuant to the consent solicitation.

The purpose of the consent solicitation was to avoid the risk of a substantial value erosion of the Company in the event of an MBIA Insurance Corporation rehabilitation or liquidation. In addition, by removing this risk, we believe the consummation of the consent solicitation will improve the Company’s credit standing over time and improve its ability to raise capital in the future, each of which we believe would inure to the benefit of shareholders and creditors. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a detailed description of the risks associated with MBIA Insurance Corporation being placed in a rehabilitation or liquidation proceeding.

On December 13, 2012, the Company received a letter from Blue Ridge Investments, L.L.C., a subsidiary of Bank of America, addressed to the Company and The Bank of New York Mellon (the “Trustee”) in its capacity as the trustee under the 2004 Indenture. The letter purports to be a “Notice of Default” under Section 501(3) of the 2004 Indenture (the “Purported Notice of Default”) and alleges that the Second Supplemental Indenture was executed without the requisite consent of holders of the 2004 Notes required by the 2004 Indenture. Pursuant to the 2004 Indenture, if a default continues for a period of 60 days after notice, then the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2004 Notes may declare the principal amount of the 2004 Notes to be due and payable immediately. As of the date of this report, the Company has not received a notice of acceleration of the 2004 Notes.

Item 1. Business (continued)

In addition, pursuant to the Indenture, dated as of August 1, 1990 (as supplemented and amended, the “1990 Indenture”), governing the Company’s 6.40% Senior Notes due 2022, 7.00% Debentures due 2025, 7.15% Debentures due 2027 and 6.625% Debentures due 2028 (collectively, the “1990 Notes”), any acceleration of the amount due under the 2004 Indenture that is not discharged or cured, waived, rescinded or annulled within 10 days after notice from the trustee of the 1990 Indenture or holders of not less than 25% aggregate principal amount of the 1990 Notes (treated as one class) would constitute an event of default under the 1990 Indenture and either the trustee of the 1990 Indenture or the holders of not less than 25% in aggregate principal amount of the 1990 Notes then outstanding (treated as one class) may declare the entire principal of the 1990 Notes then outstanding and interest accrued thereon to be due and payable immediately.

On December 17, 2012, the Company sent the Trustee a letter advising the Trustee that the Purported Notice of Default is meritless and has no force and effect under the 2004 Indenture, directing the Trustee to take no action in furtherance of the Purported Notice of Default, and advising the Trustee that the Company intends to take any and all necessary and appropriate actions to enforce the Second Supplemental Indenture. In addition, on February 7, 2013, the Company filed a complaint for declaratory and injunctive relief seeking, among other things, a declaration that the Purported Notice of Default is invalid. While the Company believes the Purported Notice of Default is meritless, there can be no assurances that the Company will successfully contest its validity or the ability of the holders of the 1990 Notes to declare an event of default under the 1990 Indenture on the basis of any purported acceleration of the 2004 Notes. If the Company is unable to repay the 2004 Notes or the 1990 Notes in the event it is not ultimately successful in contesting the validity of the Purported Notice of Default and any subsequent acceleration, the Trustee or holders of the 2004 Notes or the 1990 Notes would likely exercise their rights as creditors to force repayment and the Company would have an immediate need to pursue other alternatives, including, if the Company is not successful in pursuing out-of-court alternatives, the filing for protection under applicable insolvency laws.

On December 13, 2012, Bank of America also filed a complaint alleging that the Company tortiously interfered with Bank of America’s tender offer to buy all of the 2004 Notes and seeking a permanent injunction against the implementation of the Second Supplemental Indenture and money damages. Bank of America filed an amended complaint on February 19, 2013. For a complete description of the litigation around the consent solicitation, see “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K.

OUR INSURANCE OPERATIONS

Our U.S. public finance insurance business is conducted through National, and our structured finance and international insurance operations are conducted through MBIA Insurance Corporation and its subsidiaries. Our ratings downgrades and mounting concerns about monoline insurers have impaired our ability to write new business since late 2007, and pending litigation challenging the establishment of National has further constrained our ability to write new business since 2009. However, we expect that once certain of the pending litigations are favorably resolved and MBIA Insurance Corporation repays the National Secured Loan, we will be able to obtain the highest possible credit ratings and achieve the market acceptance necessary to meet our stated objectives.

We are compensated for our insurance policies by insurance premiums paid upfront and/or on an installment basis. Historically, our financial guarantee insurance was offered in both the new issue and secondary markets on a global basis. Transactions in the new issue market were sold either through negotiated offerings or competitive bidding. In negotiated transactions, either the issuer or the underwriter purchases the insurance policy directly from an insurer. For municipal bond issues involving competitive bidding, the insurance is offered as an option to the underwriters bidding on the transaction. The successful bidder would then have the option to purchase the insurance, or at times the issuer could purchase the insurance. We also issue insurance policies to guarantee the payment of principal and interest on municipal obligations being traded in the secondary market upon the request of a broker or an existing holder of uninsured bonds, where premium is generally paid by the owner of the obligation. In addition, we have provided financial guarantees to debt service reserve funds. The primary risk in our insurance operations is that of adverse credit performance in the insured portfolio. We seek to maintain a diversified insured portfolio and have insured transactions with the aim of managing and diversifying risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic area. Despite this objective, there can be no assurance that we will avoid losses on multiple credits as a result of a single event or series of events.

Item 1. Business (continued)

Because we generally guarantee to the holder of the underlying obligation the timely payment of amounts due on such obligation in accordance with its original payment schedule, in the case of a default or other triggering event on an insured obligation, payments under the insurance policy generally cannot be accelerated against us unless we consent to the acceleration. In the event of a default, however, we may have the right, in our sole discretion, to accelerate the obligations and pay them in full. Otherwise, we are required to pay principal, interest or other amounts only as scheduled payments come due, even if the holders are permitted by the terms of the insured obligations to have the full amount of principal, accrued interest or other amounts due, declared due and payable immediately in the event of a default. Our payment obligations after a default vary by deal and by insurance type. There are three primary types of policy payment requirements: (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; and, in the case of structured finance policies, (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted. With respect to the insurance of CDS contracts, in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS contracts, the CDS contracts may be subject to termination by the counterparty, triggering a claim for the fair value of the contract.

In the event of a default in payment of principal, interest or other insured amounts by an issuer, the insurance company promises to make funds available in the insured amount generally within one to three business days following notification for U.S. transactions and often within longer timeframes for international transactions, depending on the terms of the insurance policies. Generally, our insurance companies provide for this payment, in some cases through a third-party bank, upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer or other appropriate documentation. With respect to insurance policies issued by FGIC and reinsured by National under the FGIC Transaction described below, National has agreed to comply with the terms of the original FGIC policies.

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

On June 11, 2012, the Superintendent of the NYSDFS (the “Superintendent”) commenced a special proceeding for the rehabilitation of FGIC by filing a petition with the New York Supreme Court. On September 27, 2012, the Superintendent filed a proposed plan of rehabilitation for FGIC, which included a form of novation agreement between FGIC and National whereby FGIC transfers by novation to National all rights and liabilities under each of the policies covered under the FGIC Reinsurance Agreement. Approval of the proposed plan, including the proposed novation agreement, by the court is pending.

Item 1. Business (continued)

Transformation

Under the Transformation, the Company executed several transactions to establish National as a U.S. public finance-only financial guarantee company. The stock of National was transferred by MBIA Corp. to the Company and then contributed by the Company to a newly established intermediate holding company, National Public Finance Guarantee Holdings, Inc., which is itself a wholly-owned subsidiary of MBIA Inc.

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

In connection with the reinsurance and assignment transactions, MBIA Corp. paid to National a premium to reinsure the policies covered by the MBIA Corp. Reinsurance Agreement and the assignment agreement, net of a ceding commission on the unearned premium reserve, and National was further capitalized through a dividend and return of capital paid by MBIA Corp. to MBIA Inc., which was contributed to National. MBIA Corp. and National received the required regulatory approvals from the New York and Illinois insurance departments prior to executing the Transformation. National was previously domiciled in Illinois and redomesticated to New York effective December 1, 2009. Litigation challenging the Transformation is still pending and is more fully described under “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K.

MBIA Corp. continues to insure its remaining book of structured finance and international business, as well as insurance policies outstanding relating to liabilities of the asset/liability products business issued by MBIA Inc. and its subsidiaries. The litigation challenging the Transformation constrained the ability of National and MBIA Corp. to write new business and to pay dividends to MBIA Inc., which affects the holding company’s future liquidity. During the second quarter of 2010, National received approval from the NYSDFS to reset its unassigned surplus to zero as of January 1, 2010, which provided National with dividend capacity of $200 million as of December 31, 2012. In October 2010, the plaintiffs in the Transformation litigation initiated a court proceeding challenging the approval of the surplus reset and we have agreed that National will not pay dividends during the current adjournment of the proceeding (currently, through April 19, 2013). In addition, in connection with the approval of a release of excessive contingency reserves as of December 31, 2011 in MBIA Insurance Corporation, the Company has agreed that National will not pay dividends without the prior approval of the NYSDFS prior to July 19, 2013. The impact of the Transformation on the Company’s liquidity is described further in “Note 14: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K.

In general, references herein to National-insured or issued policies include those insurance policies reinsured from MBIA Corp. or under the FGIC Transaction, unless indicated otherwise.

Portfolio Profile

As of December 31, 2012, National had $337.1 billion of gross par outstanding on insured U.S. public finance obligations covering 16,886 policies and diversified among 7,702 “credits,” which we define as any group of issues supported by the same revenue source. Insurance in force, which includes all insured debt service, as of December 31, 2012 was $530.9 billion.

Item 1. Business (continued)

The table below sets forth information with respect to the original gross par amount insured per issue in the National portfolio as of December 31, 2012:

National U.S. Public Finance Original Gross Par Amount Per Issue as of December 31, 2012

Original Gross Par Amount Written Per Issue	Number of Issues Outstanding	% of Total Number of Issues Outstanding	Gross Par Amount Outstanding (in billions)	% of Gross Par Amount Outstanding
Less than $10 million	10,928	64.7%	$32.9	9.7%
$10-25 million	2,916	17.3%	46.4	13.8%
$25-50 million	1,511	9.0%	53.1	15.8%
$50-100 million	866	5.1%	60.4	17.9%
$100-200 million	425	2.5%	59.9	17.7%
$200-300 million	125	0.7%	30.2	9.0%
$300-400 million	54	0.3%	18.6	5.5%
$400-500 million	30	0.2%	13.5	4.0%
Greater than $500 million	31	0.2%	22.1	6.6%

Total	16,886	100.0%	$337.1	100.0%

All of the policies were underwritten on the assumption that the insurance will remain in force until maturity of the insured obligations. National estimates that the average life of its domestic public finance insurance policies in force as of December 31, 2012 was 9.9 years. The average life was determined by applying a weighted average calculation, using the remaining years to contractual maturity and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2012 was $31.7 billion.

The table below shows the diversification by type of U.S. public finance insurance that was outstanding as of December 31, 2012:

National U.S. Public Finance Gross Par Amount Outstanding by Bond Type as of December 31, 2012

In millions	Gross Par Amount
Bond Type
Public finance: United States
General fund obligation	$125,810
General fund obligation—Lease	28,495
Municipal utilities	61,769
Tax backed	44,844
Transportation	30,644
Health care	7,470
Higher education	18,972
Student loans	431
Municipal housing	4,373
Military housing	7,941
Investor-owned utilities	4,987
Other	1,378

Total United States—public finance	$337,114

National’s underwriting guidelines limit the insurance in force for any one insured credit. In addition, National is subject to regulatory single-risk limits and its ratings are subject to rating agency single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2012, National’s gross par amount outstanding for its ten largest insured U.S. public finance credits totaled $19.8 billion, representing 5.9% of National’s total U.S. public finance gross par amount outstanding.

Item 1. Business (continued)

MBIA Corp. Insured Portfolio

MBIA Corp. has insured and reinsured structured finance and international public finance obligations which are sold in the new issue and secondary markets, including from time to time:

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

•

bonds and loans used for the financing of projects or other entities located outside of the U.S. that include toll roads, bridges, airports, transportation facilities, utilities, hospitals, military housing and other types of infrastructure projects serving a substantial public purpose; and

•

obligations of sovereign-related and sub-sovereign issuers, which includes regions, departments or their equivalent in each jurisdiction as well as sovereign owned entities that are generally supported by a sovereign state, region or department.

As of December 31, 2012, MBIA Corp. had 899 policies outstanding in its insured portfolio. In addition, MBIA Corp. had 199 insurance policies outstanding relating to asset/liability products liabilities issued by MBIA Inc. and its subsidiaries, which are described further under the section “Our Wind-Down Businesses” below. MBIA Corp.’s total policies are diversified among 594 “credits,” which we define as any group of issues supported by the same revenue source.

Structured Finance and Asset-Backed Obligations

Structured finance obligations insured by MBIA Corp. typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgage loans, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real property, private sector student loans and infrastructure projects. Structured finance obligations are either secured by undivided interests or collateralized by the related assets. Certain policies include payments due under CDS and other derivatives, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS contracts.

Structured finance transactions are often structured such that the insured obligations are intended to benefit from some form of credit enhancement such as over-collateralization, subordination, excess cash flow or first loss protection, to protect against the associated credit risks. Structured finance obligations contain risks including asset risk, which relates to the amount and quality of asset coverage, structural risk, which relates to the extent to which the transaction structure protects the interests of the investors from the bankruptcy of the originator of the underlying assets or the issuer of the securities, and servicer risk, which relates to problems with the transaction servicer (the entity which is responsible for collecting the cash flow from the asset pool) that could affect the servicing of the underlying assets. Additionally, the inclusion of a large number of ineligible mortgage loans in MBIA Corp.-insured RMBS transactions in the U.S. has caused, and may continue to cause, material losses beyond any stress analyses undertaken at origination.

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

Item 1. Business (continued)

We have insured both structured finance and public finance obligations in select international markets. There are unique risk factors related to each country and region that are evaluated at origination and on an ongoing basis. These factors include legal, regulatory, economic and political variables, the sophistication of and trends in local capital markets and currency exchange risks. Ongoing privatization initiatives in some regions have shifted the financing of new projects from the government to the capital markets, where investors have benefited from the default protection provided by financial guarantee insurance. The development of structured finance has varied to date by region depending on the development stage of the local capital markets, the impact of financial regulatory requirements, accounting standards and legal systems.

Portfolio Profile

As of December 31, 2012, the gross par amount outstanding on MBIA Corp.’s insured obligations, including insured obligations of MBIA UK and MBIA Mexico (excluding $3.1 billion of MBIA insured investment agreements and medium-term notes (“MTNs”) for our asset/liability products transactions), was $112.4 billion. Insurance in force for the above portfolio, which includes all insured debt service, as of December 31, 2012 was $148.2 billion.

The table below sets forth information with respect to the original gross par amount insured per issue in MBIA Corp.’s insured obligations as of December 31, 2012:

MBIA Corp. Original Gross Par Amount for the Structured Finance and International

Portfolio Per Issue as of December 31, 2012 (1)

Original Gross Par Amount Written Per Issue	Number of Issues Outstanding	% of Total Number of Issues Outstanding	Gross Par Amount Outstanding (In billions)	% of Gross Par Amount Outstanding
Less than $10 million	297	33.0%	$0.9	0.8%
$10-25 million	169	18.8%	2.9	2.5%
$25-50 million	116	12.9%	4.1	3.7%
$50-100 million	101	11.2%	7.4	6.6%
$100-200 million	73	8.1%	10.4	9.2%
$200-300 million	42	4.7%	10.5	9.3%
$300-400 million	28	3.1%	9.9	8.8%
$400-500 million	15	1.7%	6.8	6.1%
Greater than $500 million	58	6.5%	59.5	53.0%

Total	899	100.0%	$112.4	100.0%

(1)—Excludes $3.1 billion relating to investment agreements and MTNs issued by affiliates of the Company through our asset/liability products segment and guaranteed by MBIA Corp.

MBIA Corp. underwrites its policies on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life of its structured finance and international insurance policies in force as of December 31, 2012 was 8.7 years. The average life was determined by applying a calculation using the remaining years to contractual maturity for international public finance obligations and estimated maturity for structured finance obligations and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2012 was $12.5 billion.

Item 1. Business (continued)

The table below shows the diversification by type of insurance that was outstanding as of December 31, 2012:

MBIA Corp. Gross Par Amount Outstanding for the Structured Finance and International

Portfolio by Bond Type as of December 31, 2012 (1)

In millions	Gross Par Amount
Bond Type
Public finance: non-United States
Sovereign-related and sub-sovereign	$11,493
International utilities	9,816
Transportation	10,069
Local governments (2)	327
Tax backed	80
Health care	41

Total public finance–non-United States	31,826

Global structured finance:
Collateralized debt obligations (3)	51,796
Mortgage-backed residential	12,066
Mortgage-backed commercial	2,838
Consumer asset-backed:
Student loans	644
Manufactured housing	1,275
Other consumer asset-backed	68
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	2,277
Secured airline equipment securitizations	2,053
Other operating assets	466
Structured insurance securitizations	3,962
Franchise assets	680
Future flow	237
Other corporate asset-backed	2,185

Total global structured finance	80,547

Total	$112,373

(1)—Excludes $3.1 billion relating to investment agreements and MTNs issued by affiliates of the Company through our asset/liability products segment and guaranteed by MBIA Corp.

(2)—Includes municipal-owned entities backed by the sponsoring local government.

(3)—Includes transactions (represented by structured pools of primarily investment grade corporate credit risks, CMBS or other CRE assets) that may not include typical CDO structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

MBIA Corp.’s underwriting guidelines limit the insurance in force for any one insured credit. In addition, MBIA Corp. is subject to regulatory single-risk limits and its ratings are subject to rating agency single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2012, MBIA Corp.’s gross par amount outstanding for its ten largest non-U.S. public finance credits insured totaled $14.1 billion, representing 12.5% of MBIA Corp.’s total structured finance and international gross par amount outstanding, and the gross par outstanding for its ten largest structured finance credits (without aggregating issues of common issuers), was $20.0 billion, representing 17.8% of the total.

Item 1. Business (continued)

Risk Management

MBIA’s risk management is comprised of different units that oversee credit, market and operational risks at transaction origination and in ongoing portfolio monitoring, surveillance and remediation. MBIA’s Insured Portfolio Management Division monitors and remediates structured finance and international infrastructure risks while National’s surveillance group performs this function with respect to U.S. public finance transactions. A Special Situations Group is involved in certain transactions that require intensive remediation. National, MBIA Insurance Corporation and MBIA UK each have a credit risk committee to review certain prescribed underwriting decisions. On an enterprise-wide basis, executive committees provide risk oversight with the Risk Oversight Committee focused on transactions not otherwise reviewable by credit risk committees, firm-wide risk review, policies and decisions related to credit, market, operational, legal, financial and business risks, the executive Loss Reserve Committee reviewing reserve activity and the Executive Credit and Market Risk/Investment Committees reviewing specific transactions and portfolios.

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

At each regular meeting of the Board, the Chairs of each of these committees report to the full Board regarding the meetings and activities of their respective committees.

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

Item 1. Business (continued)

•

International Public Finance: International public finance transactions are underwritten, monitored and remediated in a manner consistent with U.S. public finance transactions. In addition, specialized credit analysts consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. Analysts also monitor local accounting and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. Furthermore, counterparty exposures are reviewed periodically and generally when a counterparty is downgraded. MBIA personnel also may periodically visit projects or issuers to meet with management.

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

Key to our ongoing monitoring is early detection of deterioration in either transaction credit quality or macroeconomic or market factors that could adversely impact an insured credit. If deterioration is detected, analysts generally evaluate possible remedial actions and, in the event of significant stress, we may involve a dedicated workout unit, the Special Situations Group, to assess and monitor the credit and, if necessary, develop and implement a remediation strategy. The nature of any remedial action is based on the type of insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, we work with the issuer, trustee, legal counsel, servicer, other creditors, underwriters or other related parties to reduce chances of default and the potential severity of loss upon a default. In addition, we may seek to improve our security position and obtain concessions from the issuer of the insured bonds, and, from time to time, the issuer of our insured bond may, with our consent (and, in certain circumstances, the consent of noteholders), restructure the insured obligation by extending the term, increasing or decreasing the par amount or decreasing the related interest rate, sometimes with our insuring the restructured obligation.

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

Credit Risk Models

We use credit risk models to test qualitative judgments, to design appropriate structures and to understand sensitivity within transactions and across broader portfolio exposure concentrations. Models are updated to reflect changes in both portfolio and transaction data and also in expectations of stressed future outcomes. For portfolio monitoring we use internal and third-party models based on individual transaction attributes and customized structures and these models are also used to determine case basis loss reserves and, where applicable, to mark-to-market any insured obligations as may be required for financial reporting. When using third-party models, we generally perform the same review and analyses of the collateral, transaction structure, performance triggers and cash flow waterfalls as when using our internal models. See “Risk Factors—Insured Portfolio Loss Related Risk Factors—Financial modeling contains uncertainty over ultimate outcomes which makes it difficult to estimate liquidity, potential paid claims, loss reserves and mark-to-market” in Part I, Item 1A of this Form 10-K.

Item 1. Business (continued)

Market Risk Assessment

We measure and assess market risk on a consolidated basis and in our operating subsidiaries. Key market risks are changes in interest rates, credit spreads and foreign exchange. We use various models and methodologies to test economic exposure under market stress scenarios, including parallel and non-parallel shifts in the yield curve, changes in credit spreads, stressed liquidity scenarios and stressed counterparty exposures. The analyses are used in testing investment portfolio guidelines. The Executive Market/Investment Committee and the Finance and Risk Committee of the Company’s Board of Directors receive periodic reports on market risk.

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

Losses and Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our major operating insurance companies (National, MBIA Corp. and MBIA UK) and reviewed by our executive Loss Reserve Committee, which consists of members of senior management. The Company’s loss and LAE reserves as of December 31, 2012 represent case basis reserves and accruals for LAE incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under an insurance contract, net of potential recoveries and discounted using a current risk-free interest rate, when this amount exceeds unearned premium revenue on the related insurance contract. We record case basis loss reserves on insured obligations which have defaulted or are expected to default.

For a further discussion of the methodology used by the Company for determining when a case basis reserve is established, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Loss and Loss Adjustment Expense Reserves” in Part II, Item 7 of this Form 10-K. Management believes that our reserves are adequate to cover the ultimate net cost of claims. However, because the reserves are based on management’s judgment and estimates, there can be no assurance that the ultimate liability will not exceed such estimates or that the timing of claims payments and the realization of recoveries will not create liquidity issues for the insurance companies.

Reinsurance

State insurance laws and regulations, as well as the rating agencies who rate our insurance companies impose minimum capital requirements on financial guarantee companies, limiting the aggregate amount of insurance and the maximum size of any single risk exposure which may be written. Prior to 2008 we decreased the insured exposure in our portfolio and increased our capacity to write new business by reinsuring certain of our gross liabilities with third parties on an aggregate and single risk basis through treaty and facultative reinsurance. In the future, we do not intend to utilize reinsurance to a material degree for these purposes. We may, from time to time, look to reduce risks embedded in our insured portfolio on an individual and portfolio-wide basis by entering into derivative transactions or other types of hedging arrangements.

Since 2008, we have commuted most of the Company’s previously outstanding reinsurance. We currently have reinsurance agreements in place with six reinsurers and commuted reinsurance in place with 18 reinsurers between 2008 and 2010, in some cases in exercise of the Company’s right to reassume business ceded to reinsurers under certain circumstances, including rating downgrades of the reinsurers. Under its commutation agreements, the Company is generally paid an amount based on estimates of present and future exposures and taking into account the time value of money; this amount generally includes the unearned premium reserves and loss reserves established for the insurance policies associated with the commuted reinsurance.

Item 1. Business (continued)

In exchange for payment of the agreed amount, the reinsurer’s exposure to the ceded policies is commuted. Commuted reinsurance includes the termination of reinsurance with Channel Reinsurance Ltd (“Channel Re”) during the third quarter of 2010. The termination of reinsurance was executed following MBIA Corp.’s acquisition of all of the common stock of Channel Re and its parent, ChannelRe Holdings, Ltd., not previously owned by MBIA Corp. Channel Re and its parent were subsequently liquidated. MBIA Corp. previously held a 17.4% ownership interest in Channel Re and Channel Re agreed to provide committed reinsurance capacity to MBIA Corp.

With respect to reinsurance remaining outstanding, our insurance companies, as primary insurers, are required to honor their obligations to their policyholders whether or not our reinsurers and other reimbursement parties perform their agreement obligations to us. We monitor the financial position and financial strength rating of all of our reinsurers on a regular basis. Over the past several years, some of the Company’s remaining reinsurers have been downgraded and all are now subject to more frequent rating agency review. A ratings downgrade reduces the overall benefit of the reinsurance to MBIA. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to our insurance companies under rating agency capital adequacy assessment models. Additionally, any significant rating downgrade or financial deterioration of one or more of our reinsurers could require the establishment of reserves against any receivables due from the reinsurer. To offset the counterparty risk, we require certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2012, the amount of funds held for the benefit of MBIA totaled $8 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

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

MBIA Corp. has entered into a reinsurance agreement with MBIA UK providing for MBIA Corp.’s reimbursement of the losses incurred by MBIA UK in excess of a specified threshold in each calendar year, subject to certain contract limitations, and a net worth maintenance agreement in which MBIA Corp. agrees to maintain a minimum capital and surplus position at MBIA UK at the greater of a specified amount or the amount required by U.K. regulations, subject to certain New York State regulatory requirements as well as certain contract restrictions. MBIA Corp. has also entered into a reinsurance agreement and net worth maintenance agreement with MBIA Mexico pursuant to which MBIA Corp. reinsures 100% of the business underwritten by MBIA Mexico and agrees to maintain the amount of capital in MBIA Mexico required by applicable law or regulation.

Insurance Regulation

National and MBIA Corp. are incorporated and subject to primary insurance regulation and supervision by the State of New York. MBIA UK and MBIA Mexico are organized and subject to primary regulation and supervision in the U.K. and Mexico, respectively. The Company’s insurance subsidiaries are also licensed to issue financial guarantee policies in multiple jurisdictions as needed to conduct their business activities.

The extent of state insurance regulation and supervision varies by jurisdiction, but New York, the U.K., Mexico and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies, and if our insurance companies fail to meet such requirements our regulators may impose certain remedial actions on us. These laws prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. and National each are required to file detailed annual financial statements with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. MBIA UK makes similar filings with the FSA.

Item 1. Business (continued)

The operations and accounts of the insurance companies are subject to examination by these regulatory agencies at regular intervals. In addition to being subject to the insurance laws in the jurisdictions in which we operate, as a condition to obtaining required insurance regulatory approvals to enter into certain transactions and take certain other corporate actions, including the release of excessive contingency reserves in MBIA Insurance Corporation described below under “Contingency Reserves” and entry into the secured loan between MBIA Inc. and MBIA Corp. and the asset swap between MBIA Inc. and National (each described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity––MBIA Inc. Liquidity” in Part II, Item 7 of this Form 10-K), MBIA Inc. and its insurance subsidiaries have and may in the future agree to provide notice to the NYSDFS or other applicable regulators prior to entering into transactions or taking other corporate actions (such as paying dividends when applicable statutory tests are satisfied) that would not otherwise require regulatory approval.

New York Insurance Regulation

Our domestic insurance companies are licensed to provide financial guarantee insurance under Article 69 of the New York Insurance Law (the “NYIL”). Article 69 defines financial guarantee insurance to include any guarantee under which loss is payable upon proof of occurrence of financial loss to an insured as a result of certain events. These events include the failure of any obligor on or any issuer of any debt instrument or other monetary obligation to pay principal, interest, premium, dividend or purchase price of or on such instrument or obligation when due. Under Article 69, our domestic insurance companies are permitted to transact financial guarantee insurance, surety insurance and credit insurance and such other kinds of business to the extent necessarily or properly incidental to the kinds of insurance which they are authorized to transact. In addition, they are empowered to assume or reinsure the kinds of insurance described above.

In light of the substantial losses incurred by financial guarantee companies, the NYSDFS issued in Circular Letter No. 19 (2008) on September 22, 2008, new “Best Practices” guidelines (the “Guidelines”) for financial guarantors, which it stated that it plans to formalize as regulation or legislation. In general, the Guidelines impose restrictions on the issuance of financial guarantee insurance policies and increase required capitalization levels. Included among the recommendations are: (1) restrictions on the issuance of policies insuring ABS that consist of other pools of ABS, as well as on policies insuring, and the underlying terms of, insured CDS, a market in which the Company no longer participates; (2) limits on a guarantor’s exposure to not only the issuer of debt, but also the initial lender and servicer of each category of obligation, as well as increased reporting obligations regarding exposures to particular categories of debt or exposures over a calendar year period; (3) a requirement that all, rather than a subset, of insured bonds be at least 95% investment grade, based on aggregate net liability; (4) increases in the required amount of paid-in capital to at least $15 million, the required amount of paid-in surplus to at least $165 million and the amount of minimum surplus to policyholders to a figure in excess of $150 million, as well as changes to capital and contingency reserve requirements in connection with certain ABS.

Furthermore, in June 2009 a new bill was introduced at the request of New York’s governor to amend the NYIL to enhance the regulation of financial guarantee insurers. The proposed bill would, among other things, (i) eliminate the capacity of financial guarantee insurers to guarantee CDS, (ii) increase minimum capital requirements, (iii) impose tighter underwriting standards that include liquidity adequacy and controls and remediation rights standards, (iv) specify a discount rate applicable to loss reserves, (v) revise single risk limits and impose sector limits and (vi) require reporting of certain decreases in policyholder surplus. A new version of the bill was proposed in April 2010 and again in January 2011 which would, among other things, effectively prohibit issuance of CDS other than for hedging purposes and regulate CDS as financial guarantee insurance. An additional new version of the bill was introduced in June 2010 which would, among other things, permit financial guarantee insurers to use the net value of a qualified trust as an asset with respect to capital and reserve requirements.

New York State Dividend Limitations

The laws of New York regulate the payment of dividends by National and MBIA Corp. and provide that a New York domestic stock property/casualty insurance company may not declare or distribute dividends except out of statutory earned surplus.

Item 1. Business (continued)

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

In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves as of September 30, 2011, December 31, 2011 and March 31, 2012, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends in the near term. During the second quarter of 2010, National received approval from the NYSDFS to reset its unassigned surplus to zero as of January 1, 2010. The reset provides National with dividend capacity of $200 million as of December 31, 2012. In October 2010, the plaintiffs in the Transformation litigation initiated a court proceeding challenging the approval of the surplus reset and we have agreed that National will not pay dividends during the current adjournment of the proceeding (currently, through April 19, 2013). In addition, in connection with the approval of the December 31, 2011 MBIA Insurance Corporation contingency reserve release, the Company has agreed that National will not pay dividends without the prior approval of the NYSDFS prior to July 19, 2013. See “Note 14: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K.

The foregoing dividend limitations are determined in accordance with statutory accounting principles (“U.S. STAT”), which generally produce statutory earnings in amounts less than earnings computed in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Similarly, policyholders’ surplus, computed on a U.S. STAT basis, will normally be less than net worth computed on a GAAP basis. See “Note 15: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of MBIA Corp. and Subsidiaries and “Note 12: Statutory Accounting Practices” in the Notes to Financial Statements of National filed as Exhibits to this Form 10-K for additional information.

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

Prior to September 30, 2012, MBIA Corp. released to surplus an aggregate of $1.1 billion of contingency reserves pursuant to approvals granted by the NYSDFS in accordance with the NYIL during 2011 and 2012. Absent these releases MBIA Corp. would have had deficits of qualifying assets to meet its contingency reserve requirements. As of December 31, 2012, MBIA Insurance Corporation had a deficit of $140 million of qualifying assets required to support its contingency reserves.

Item 1. Business (continued)

The deficit was caused by MBIA Insurance Corporation’s sale of liquid assets in order to make claim payments and the failure of certain mortgage originators, particularly Bank of America, to honor their contractual obligations to repurchase ineligible mortgage loans from securitizations the Company insured. Absent a resolution of the disputes with these parties, the deficit is expected to grow as additional commutation and claim payments are made in the future. The Company has reported the deficit to the NYSDFS. MBIA Insurance Corporation has requested approval from the NYSDFS to release $97 million of contingency reserves as of September 30, 2012, and $43 million of contingency reserves as of December 31, 2012, but to date has not received approval. For risks associated with MBIA Insurance Corporation’s failure to meet its contingency reserve requirement, see “Risk Factors—Capital, Liquidity and Market Related Risk Factors—If the Company’s insurance subsidiaries fail to meet regulatory capital requirements they may become subject to regulatory action” in Part I, Item 1A of this Form 10-K.

Risk Limits

Insurance laws and regulations also limit both the aggregate and individual securities risks that our domestic insurance companies may insure on a net basis based on the type of obligations insured. The individual limits are generally on the amount of insured par and/or annual debt service for a given insured issue, entity or revenue source and stated as a percentage of the insurer’s policyholders’ surplus and contingency reserves. The aggregate risk limits limit the aggregate amount of insured par to a stated multiple of the insurer’s policyholders’ surplus and contingency reserves based on the types of obligations insured. The aggregate risk limits can range from 300:1 for certain municipal obligations to 50:1 for certain non-municipal obligations.

As a result of the Transformation and the reinsurance of the MBIA Corp. and FGIC portfolios by National, National exceeded as of the closing date certain single and aggregate risk limits under the New York laws and regulations, and MBIA Insurance Corporation exceeded as of the closing date certain single risk limits under New York laws and regulations. These insurers obtained waivers from the NYSDFS of those limits. In connection with the waivers, they submitted a plan to the applicable insurance departments to achieve compliance with the applicable regulatory limits. Under the plans, they agreed not to write new financial guarantee insurance for certain issuers, and in MBIA Insurance Corporation’s case, in certain categories of business, until they were in compliance with their single risk limits and agreed to take commercially reasonable steps, including considering reinsurance, the addition of capital and other risk mitigation strategies, in order to comply with the regulatory risk limits. As a condition to granting the waiver, the NYSDFS required that, in addition to complying with these plans, upon written notice from the NYSDFS, MBIA Insurance Corporation and National, as applicable, would cease writing new financial guarantee insurance if it were not in compliance with the risk limitation requirements by December 31, 2009. To date, we have not received such a notice from the NYSDFS. National came into compliance with the aggregate risk limits in 2011 and has a de minimis number of single risk limit overages remaining. In 2012 and 2011, MBIA Insurance Corporation reported additional overages to the NYSDFS due to changes in its statutory capital. MBIA Insurance Corporation experienced an aggregate risk limit overage as of September 30, 2012, and continued to exceed its aggregate risk limits by $56 million as of December 31, 2012. MBIA Insurance Corporation notified the NYSDFS of the overage and submitted a plan to achieve compliance with the limits in accordance with the NYIL. If MBIA Insurance Corporation is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

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

Item 1. Business (continued)

In many states, including New York, “control” is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled, directly or indirectly, by an entity, although the insurance regulator may find that “control” in fact does or does not exist when an entity owns or controls either a lesser or greater amount of securities. The FSA also has a requirement for prior approval of any controlling person. MBIA Corp. would require the prior approval of MBIA Mexico’s regulator in order to transfer the shares it currently holds in MBIA Mexico. To the Company’s knowledge, each MBIA Inc. shareholder which owns 10% or more of MBIA Inc.’s outstanding common stock as of December 31, 2012 has received appropriate approvals or determinations of non-control in connection with its investment.

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

Insured Credit Default Swaps

Certain of our insurance policies guarantee payments due under CDS and other derivatives. In July 2010, the Dodd-Frank Act was signed into law for the purpose of enacting broad financial industry regulatory reform, including enhancing regulation of the over-the-counter derivatives markets. Among other reforms, the Dodd-Frank Act requires “swap dealers” and “major swap participants” to register with either or both of the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (“SEC”), and to be subject to enhanced regulation, including capital requirements. The CFTC and SEC have promulgated rules to implement this enhanced regulatory framework, including final rules that require the Company to include its legacy insured derivatives in tests used to determine whether it is a major swap participant. MBIA Insurance Corporation will register as a major swap participant and on an ongoing basis will be required to comply with the CFTC’s business conduct rules applicable to swap portfolios in place prior to the enactment of the Dodd-Frank Act. As further rules are enacted we expect to seek exemptions from certain of the rules that we do not believe we will be able to comply with, including capital requirements. The SEC has not yet implemented a registration or reporting framework. Depending on the timing of the enactment of the SEC registration and reporting framework, and the enactment of other final SEC rules, MBIA Insurance Corporation may also be required to register with the SEC as a major swap participant. At the present time, we do not believe National will be required to register under either the CFTC or SEC rules.

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

The Company has operated its advisory services segment since 1991 and had $29.8 billion in institutional assets under management as of December 31, 2012, including $12.2 billion from the Company and its subsidiaries. The segment has generally produced strong investment performance for its clients and has focused on providing high quality client support. The Company believes there is strong demand for its services given its track record, recent fixed-income market volatility and growth in fixed-income asset classes due to demographic changes and product innovation. In order to develop and grow our third-party advisory business, in 2010 we renamed our advisory services companies under the “Cutwater” name and re-branded them to reflect and communicate their organizational separation from the Company’s insurance operations and the wind-down businesses.

Item 1. Business (continued)

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

Cutwater’s advisory services are offered through two principal operating subsidiaries: Cutwater Asset Management Corp. (“Cutwater-AMC”), an SEC-registered investment adviser and Financial Industry Regulatory Authority (“FINRA”) member firm, and Cutwater Investor Services Corp. (“Cutwater-ISC”), an SEC-registered investment adviser.

Advisory Services Regulation

Cutwater is subject to various federal and state securities and investment regulations. As an SEC-registered investment adviser and a FINRA member firm, Cutwater-AMC is subject to the requirements of the Investment Advisers Act of 1940, a Federal statute which regulates registered investment advisers, and to FINRA rules and regulations. As an adviser to registered investment companies, Cutwater-AMC and Cutwater-ISC are also responsible for compliance with applicable provisions of the Investment Company Act of 1940. As sponsor/administrator of pooled investment programs, Cutwater-ISC is a SEC-registered investment adviser and is subject to the requirements of the Investment Advisers Act of 1940, as well as certain state laws governing the operation of and permitted investments in local government investment pools.

Other Advisory Services

Trifinium is an FSA regulated advisory and asset management firm based in the U.K.

OUR WIND-DOWN BUSINESSES

Since the ratings downgrades of MBIA Corp. that began in 2008, we have not issued debt in connection with either the asset/liability products or conduits businesses, and we believe the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate, or are repurchased by the Company.

Asset/Liability Products

The asset/liability products business historically raised funds for investment through two sources: (1) issuance of customized investment agreements by the Company and one of its subsidiaries for bond proceeds and other funds; and (2) issuance of MTNs with varying maturities issued by our subsidiary MBIA Global Funding, LLC (“GFL”). Each of these products is guaranteed by MBIA Corp. In addition, GFL would lend the proceeds of its GFL MTN issuances to MBIA Inc. (“GFL Loans”). Under agreements among MBIA Inc., MBIA Corp. and/or GFL, the Company invested the proceeds of the investment agreements and GFL Loans in eligible investments, which consisted of investment grade securities with a minimum average double-A credit quality rating at purchase and which are pledged to MBIA Corp. as security for its guarantees on investment agreements and GFL MTNs. MBIA Inc. primarily purchased domestic securities and lent a portion of the proceeds from investment agreements and GFL MTNs to its subsidiary Euro Asset Acquisition Limited, which primarily purchased foreign assets as permitted under the Company’s investment guidelines. Euro Asset Acquisition Limited no longer holds any investments.

Item 1. Business (continued)

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

The Company is subject to significant liquidity risks through this business. See “Risk Factors—Capital, Liquidity and Market Related Risk Factors—Adverse developments in the credit markets may materially and adversely affect MBIA Inc.’s ability to meet liquidity needs in its asset/liability products segment” in Part I, Item 1A of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—MBIA Inc. Liquidity” in Part II, Item 7 of this Form 10-K for a discussion of the risks facing this business and the actions the Company has taken to manage this business.

Conduits

Our conduit segment is principally operated through Meridian Funding Company, LLC (“Meridian”) and, formerly, Triple-A One Funding Corporation (“Triple-A One”). The conduits were used by banks and other financial institutions to raise funds for their customers in the capital markets. Triple-A One was liquidated during 2012. The conduits provided funding for multiple customers through special purpose vehicles that issued commercial paper and MTNs. The proceeds from these issuances were used to either make loans to customers that are secured by certain assets or to purchase assets from customers. All MTN liabilities issued, and all assets originally purchased, by the conduits were insured by MBIA Corp. and subject to MBIA Corp.’s standard underwriting process. The conduits received an administrative fee as compensation for these services. No new MTNs have been issued by the conduits since 2007 and there have been no outstanding issues of commercial paper since 2008. The conduit segment provides liquidity support through a repurchase agreement between the asset/liability products segment (through MBIA Inc.) and the conduit segment (through Meridian), under which $32 million was outstanding as of December 31, 2012. This amount may be increased in the future.

The conduits present immaterial liquidity risk to the Company because the assets of Meridian are structured to mature by or before the maturity date of the liabilities.

INVESTMENTS AND INVESTMENT POLICY

Investment objectives, policies and guidelines related to the Company’s insurance operations and the wind-down businesses are generally subject to review and approval by the Finance and Risk Committee of the Board of Directors and the Executive Market/Investment Committee of the Company. Cutwater and Trifinium (in the case of MBIA UK) manage the proprietary investment portfolios of the Company and its subsidiaries in accordance with the guidelines adopted for each such portfolio. Investment objectives, policies and guidelines related to investment activity on behalf of our insurance companies are also subject to review and approval by the respective Investment Committee of their Boards of Directors.

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

Our ability to attract and compete for financial guarantee business is largely dependent on the financial strength ratings assigned to our insurance companies by the major rating agencies. The actions by the major rating agencies with respect to the Company’s and our insurance companies’ ratings have adversely affected our ability to attract new financial guarantee business. Furthermore, we are unlikely to achieve our desired credit ratings until we resolve the Transformation litigation and MBIA Insurance Corporation repays the National Secured Loan. As a result, we have written virtually no new business since our ratings downgrades in 2008.

Since 2008, every significant monoline financial guarantee insurer has been downgraded by one or more of the major rating agencies. In 2009, the only two financial guarantee insurers that were underwriting significant new business merged, further reducing competition in the market. While there are currently two bond insurers actively engaged in the market, one of which was established in 2012, we have observed other new competitors indicating an interest in entering the bond insurance market and continue to consider strategies for launch. We will continue to monitor the impact that new market participants may have on our ability to compete in the U.S. public finance insurance market in the future. In the future, recapitalized existing bond insurers and/or newly formed entities may begin underwriting new business. Furthermore, changes to Article 69 of the New York Insurance Law, which regulates New York domiciled financial guarantee companies, could lower the barriers to entry for competitors. Finally, the inability of financial guarantee insurers to maintain or achieve high ratings could diminish acceptance of the product and enhance the appeal of other forms of credit enhancement. Since 2008, the percentage of new public and structured finance issuances with a financial guarantee has decreased significantly. In addition, the structured finance industry is generating very few new business opportunities, and it continues to be uncertain as to how or when the Company may re-engage this market.

Financial guarantee insurance also competes with other forms of credit enhancement. Commercial banks provide letters of credit as a means of credit enhancement for municipal securities. In 2012, the use of letters of credit as an alternative to financial guarantee insurance within the U.S. municipal market was far below its peak in 2009; however, letters of credit have remained a significant presence in the market. Furthermore, during 2012, direct lending by banks to municipal issuers increased substantially. Other forms of credit enhancement include senior-subordinated structures, credit derivatives, letters of credit and alternative guarantees (for example, mortgage guarantees where pools of mortgage loans secure debt service payments) provided by banks and other financial institutions, some of which are governmental agencies. Other highly rated institutions, including pension funds and government sponsored entities, also offer third-party credit enhancement on asset-backed and municipal obligations. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer’s alternative of foregoing credit enhancement and paying a higher interest rate. If the interest savings from insurance or another form of credit enhancement are not greater than the cost of such credit enhancement, the issuer will generally choose to issue bonds without third-party enhancement. All of these alternative forms of credit enhancement or alternative executions could also affect our ability to re-enter the financial guarantee business.

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

Item 1. Business (continued)

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

The Company also competes in the advisory services market outside of the U.S. through Trifinium. Trifinium’s ability to compete will depend on its ability to leverage its expertise in credit underwriting and structuring infrastructure assets, and the surveillance, management and valuation thereof, in order to attract new financial advisory services clients in the markets in which it competes. Competition in these markets includes local and international investment banks, other diversified financial services providers and specialist infrastructure funds and advisors.

RATING AGENCIES

Rating agencies perform periodic reviews of our insurance companies and other companies providing financial guarantee insurance. In rating financial guarantee companies, rating agencies focus on qualitative and quantitative characteristics in five key areas. Those are: (1) franchise value and business strategy; (2) insurance portfolio characteristics; (3) capital adequacy; (4) profitability; and (5) financial flexibility. Each agency has its own ratings criteria for financial guarantors and employs proprietary models to assess our risk adjusted leverage, risk concentrations and financial performance relative to the agency’s standards. The agencies also assess our corporate governance and factor this into their rating assessment. Currently, Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investor Service Inc. (“Moody’s”) rate the Company and its insurance companies.

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

It is our intent to capitalize National at a level consistent with the highest achievable credit ratings through internal capital growth at National and potentially by raising third-party capital. However, no assurance can be given that we will be able to achieve such higher ratings. In particular, in August 2011, S&P issued new guidelines that reflect significant changes to its rating methodology for financial guarantee insurers. These new guidelines were effective immediately. The changes to S&P’s rating methodology substantially increase the amount of capital, among other qualitative factors, required to achieve its highest ratings, implement a new Largest Obligors Test and incorporate additional qualitative considerations into the ratings process. Moody’s has not issued new rating criteria for financial guarantee insurers, however, rating actions with respect to other bond insurers and pronouncements by Moody’s in January 2013 seem to indicate a change in their rating framework for the financial guarantee industry which could impact National’s future potential ratings. The absence of S&P’s and Moody’s highest ratings could adversely impact our ability to write new insurance business and the premiums we can charge, and could diminish the future acceptance of our financial guarantee insurance products.

Item 1. Business (continued)

Our current ratings constrain our ability to write new business. National’s, MBIA Insurance Corporation’s and MBIA Inc.’s current financial strength ratings from S&P and Moody’s are summarized below:

Agency	Rating / Outlook
	National	MBIA Insurance Corporation	MBIA Inc.
S&P	BBB / Developing outlook	B / Negative outlook	B- / Negative outlook
Moody’s	Baa2 / Negative outlook	Caa2 / Developing outlook	Caa1 / Developing outlook

CAPITAL FACILITIES

The Company does not currently maintain a capital facility. For a discussion of the Company’s capital resources see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” in Part II, Item 7 of this Form 10-K.

FINANCIAL INFORMATION

For information on the Company’s financial information by segment and premiums earned by geographic location, see “Note 12: Business Segments” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K.

EMPLOYEES

As of December 31, 2012, the Company had 352 employees, including 159 in Optinuity, 29 in National, 32 in MBIA Corp., 113 in Cutwater and 19 in Trifinium Services Limited, our services company in the U.K. None of the Company’s domestic employees are covered by a collective bargaining agreement. Certain of the Company’s employees outside the U.S. are governed by national collective bargaining or similar agreements. The Company considers its employee relations to be satisfactory.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their present ages and positions with the Company as of February 27, 2013 are set forth below:

Name	Age	Position and Term of Office
Joseph W. Brown	64	Chief Executive Officer and Director (officer since February 2008)
C. Edward Chaplin	56	President, Chief Financial Officer and Chief Administrative Officer (officer since June 2006)
William C. Fallon	53	President and Chief Operating Officer (officer since July 2005)
Clifford D. Corso	51	Executive Vice President and Chief Investment Officer (officer since September 2004)
Ram D. Wertheim	58	Executive Vice President, Chief Legal Officer and Secretary (officer since January 2000)
Anthony McKiernan	43	Executive Vice President and Chief Portfolio Officer (officer since August 2011)

Item 1. Business (continued)

Joseph W. Brown (age 64) is Chief Executive Officer and a director of the Company. Mr. Brown assumed the roles of Chairman, CEO and director in February 2008 after having retired as Executive Chairman of MBIA in May 2007. In May 2009, the Company’s Board of Directors accepted Mr. Brown’s recommendation to separate the roles of Chairman and CEO and elected Daniel P. Kearney as Non-Executive Chairman, with Mr. Brown continuing in the roles of CEO and director. Mr. Brown also serves as Chairman of MBIA Insurance Corporation. Until May 2004, Mr. Brown had served as Chairman and CEO of MBIA and MBIA Corp. Mr. Brown originally joined the Company as CEO in January 1999 after having been a director since 1986, and became Chairman in May 1999.

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

Mr. Brown served on the board of Oxford Health Plans from 2000 to 2004 and on the Board of Fireman’s Fund Holdings prior to the sale of its insurance subsidiary to Allianz. He served on the Safeco Corporation board from 2001 to September 2008 and was elected Non-executive Chairman in January 2006.

The Board of Directors of MBIA Inc. appointed Messrs. Chaplin, Fallon, Corso and Wertheim to the offices set forth opposite their names above on November 6, 2008 and appointed Mr. McKiernan to the offices set forth opposite his name above on May 1, 2012.

Prior to being named President, Chief Financial Officer and Chief Administrative Officer, C. Edward Chaplin (age 56) was Vice President and Chief Financial Officer of the Company. Mr. Chaplin also serves as Chief Financial Officer of MBIA Insurance Corporation and President, Chief Executive Officer and Chief Administrative Officer of Optinuity. Prior to becoming an officer of the Company in June 2006, Mr. Chaplin had served as a director of the Company from December 2002 to May 2006 and as Senior Vice President and Treasurer of Prudential Financial Inc. since November 2000, responsible for Prudential’s capital and liquidity management, corporate finance, and banking and cash management. Mr. Chaplin had been with Prudential since 1983.

Prior to being named President and Chief Operating Officer, William C. Fallon (age 53) was Vice President of the Company and head of the Global Structured Finance Division. Mr. Fallon also serves as President and Chief Executive Officer of National and President and Chief Operating Officer of MBIA Insurance Corporation. From July 2005 to March 1, 2007, Mr. Fallon was Vice President of the Company and head of Corporate and Strategic Planning. Prior to joining the Company in 2005, Mr. Fallon was a partner at McKinsey & Company and co-leader of that firm’s Corporate Finance and Strategy Practice.

Prior to being named Executive Vice President and Chief Investment Officer, Clifford D. Corso (age 51) was Vice President of the Company, the Company’s Chief Investment Officer and the president of Cutwater-AMC. Mr. Corso is the Chief Executive Officer and Chief Investment Officer of Cutwater-AMC. He joined the Company in 1994 and has served as Chief Investment Officer since 2000.

Prior to being named Executive Vice President, Chief Legal Officer and Secretary, Ram D. Wertheim (age 58) was Vice President, General Counsel and Secretary of the Company. Mr. Wertheim also serves as General Counsel and Secretary of MBIA Insurance Corporation and Optinuity. From February of 1998 until January 2000, he served in various capacities in the Global Structured Finance Division. Mr. Wertheim was, until February of 1998, the General Counsel of CMAC Holdings Inc.

Prior to being named Executive Vice President and Chief Portfolio Officer on May 1, 2012, Anthony McKiernan (age 43) was appointed Vice President and Chief Portfolio Officer of the Company on August 3, 2011. Mr. McKiernan is also the Chief Risk Officer of MBIA Insurance Corporation. Mr. McKiernan joined MBIA in 2000 as a vice president in the Credit Analytics Group, and managed the Corporate Insured Portfolio Management Group prior to becoming the Head of the Structured Finance Insured Portfolio Management Group in 2007. Before working at MBIA, Mr. McKiernan was with Fleet Financial Group where he began his career as a Credit Analyst/ Lender in asset-based lending.

Item 1A. Risk Factors

References in the risk factors to the “Company” are to MBIA Inc., together with its domestic and international subsidiaries. References to “we,” “our” and “us” are to MBIA Inc. or the Company, as the context requires. Our risk factors are grouped into categories and are presented in the following order: “Insured Portfolio Loss Related Risk Factors”, “Capital, Liquidity and Market Related Risk Factors”, “Strategic Plan Related Risk Factors” and “General Risk Factors”.

Insured Portfolio Loss Related Risk Factors

There can be no assurance that we will be successful, or that we will not be delayed, in realizing our estimated loan put-back recoveries of $3.6 billion; the estimated loan put-back recoveries net of reinsurance and income taxes are $2.3 billion, which is 73% of the consolidated total shareholders’ equity of MBIA Inc., excluding preferred stock of subsidiary and noncontrolling interest.

Based on our forensic reviews and the analysis of RMBS transactions insured by MBIA Corp., we believe that multiple sellers/servicers and counterparties that originated or sponsored such transactions misrepresented the nature and/or quality of the underlying mortgage loans in those transactions, which resulted in the losses we have incurred to date on those transactions and which represent a substantial portion of the total losses we have incurred since the fourth quarter of 2007. We refer to those mortgage loans that the Company believes failed to comply with the representations and warranties made by the sellers/servicers as “ineligible” mortgage loans. We believe that, on a contractual basis, the sellers/servicers in MBIA Corp.-insured mortgage transactions are obligated to cure, replace or repurchase all the ineligible mortgage loans for which we have recorded potential recoveries. As such, we take into account these expected recoveries from those sellers/servicers arising from our contractual right of put-back of ineligible loans in our assessment and calculation of loss reserves. As of December 31, 2012, we have recognized estimated loan put-back recoveries of $3.6 billion related to our insured transactions. The estimated loan put-back recoveries net of reinsurance and income taxes are $2.3 billion, which is 73% of the consolidated total shareholders’ equity of MBIA Inc., excluding preferred stock of subsidiary and noncontrolling interest.

A substantial majority of our put-back claims have been disputed by the loan sellers/servicers and are currently subject to litigation. In addition, we have recorded our largest put-back asset against Bank of America and certain of its subsidiaries including Countrywide, and the amount we may ultimately collect from Bank of America/Countrywide on its put-back obligations in any litigation settlement could be impacted by potential commutation payments or offset by MBIA Corp.-insured CMBS exposures held by a subsidiary of Bank of America and developments in the Transformation litigation and the consent solicitation litigation, as described further below under “MBIA Insurance Corporation may be placed in a rehabilitation or liquidation proceeding as a result of, among other things, a lack of liquid assets available to pay claims due to the failure by RMBS sellers/servicers to honor their contractual obligation to repurchase ineligible mortgage loans, combined with the substantial RMBS claims payments and other claims and commutation payments to date, as well as the increased probability that MBIA Corp. will experience claims payments on certain of its CMBS exposures in the near future.”

We have also recorded substantial recoveries related to put-backs against two wholly-owned subsidiaries of Residential Capital, LLC (“ResCap”), GMAC Mortgage, LLC (“GMAC”) and Residential Funding Company, LLC (“RFC”), whose ultimate parent company is Ally Financial Inc. On May 14, 2012, ResCap, RFC and GMAC each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, MBIA Inc.’s put-back claims are now subject to the ResCap bankruptcy proceeding.

If we fail to ultimately realize the expected recoveries, our current loss reserve estimates may not be adequate for MBIA Corp. to cover potential claims, and MBIA Corp. may have insufficient resources to meet its obligations. Furthermore, estimated recoveries may differ from realized recoveries due to the uncertainty of litigation, the cost of litigation, error in determining breach rates, counterparty credit risk, the potential for delay and other sources of uncertainty. In addition, our sellers/servicers litigation may take several years to resolve, during which time we will be required to pay losses on the subject transactions.

Item 1A. Risk Factors (continued)

Material misrepresentations made by sellers/servicers of transactions that we insured in the residential mortgage sector may continue to materially and adversely affect our financial condition, results of operations and future business.

We are exposed to risk of losses as a result of poor performance of loans included in our insured second-lien RMBS transactions arising from material misrepresentations made by transaction sellers/servicers and the refusal of the sellers/servicers to perform under the related contracts. Based on our forensic reviews and analysis of RMBS we insured, we believe that multiple sellers/servicers that originated or sponsored transactions that we insured misrepresented the nature and/or quality of the residential mortgage loans that back those transactions. We believe that the inclusion of these ineligible mortgage loans has substantially contributed to the RMBS losses that the Company has incurred to date. Since the fourth quarter of 2007, MBIA Corp. has paid $6.7 billion of claims before reinsurance and collections, excluding LAE and including $930 million of claims made on behalf of consolidated variable interest entities (“VIEs”), on policies insuring second-lien RMBS securitizations. Losses in these transactions and in other transactions due to the inclusion of ineligible loans could continue. In sizing loss reserves relating to these transactions, we take into account expected recoveries from those sellers/servicers arising from our contractual rights of put-back of ineligible loans. As of December 31, 2012, we recorded estimated recoveries of $3.6 billion related to insured transactions. The recovery amount is based upon a number of factors, including an assessment of the financial abilities of the sellers/servicers using external credit ratings. The impact of such factors on cash flows related to expected recoveries is incorporated into the Company’s probability-weighted scenarios.

In addition, although we sought to underwrite RMBS and other structured finance transactions with levels of subordination and other credit enhancements designed to protect us from loss in the event of poor performance of the underlying assets collateralizing the securities, the misrepresentations concerning the quality of the collateral backing those transactions has rendered insufficient the original level of subordination and other credit enhancements to prevent losses. No assurance can be given that any remaining credit enhancements will prove to be adequate to protect us from incurring additional material losses.

Continued poor performance of RMBS, ABS CDOs and ABS insured credit derivatives in our structured finance insured portfolio due to adverse developments in the residential mortgage sector and the broader economy may materially and adversely affect our financial condition, results of operations and future business.

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

In 2012, we recorded $632 million of losses and LAE in our structured finance portfolio before the $463 million benefit related to an increase in recoveries of ineligible mortgage loans and before the elimination of a $140 million expense as a result of consolidating VIEs. Furthermore, since the fourth quarter of 2007, we have recorded losses and LAE of $2.1 billion, before the elimination of a $29 million benefit of losses and LAE incurred on behalf of consolidated VIEs, (including losses and LAE expense of $13 million in 2012 before the elimination of a $164 million expense as a result of consolidating VIEs) related to insured second-lien RMBS exposures.

Item 1A. Risk Factors (continued)

We have made $6.7 billion of claims payments before reinsurance and collections, excluding LAE and including $930 million of claims on behalf of consolidated VIEs. In addition, to date, we have recorded losses and LAE expense of $466 million, before the elimination of a $92 million expense as a result of consolidating VIEs (including a $45 million benefit in 2012 before the elimination of a $24 million benefit as a result of consolidating VIEs), on the CDOs of ABS. Since the fourth quarter of 2007, we have recorded $2.0 billion of cumulative credit impairments and LAE (including a $23 million benefit in 2012) related to exposure in ABS insured credit derivatives. Continued poor performance in some of the structured finance securities we insure is generally expected, and we may continue to experience losses on these portions of our insured portfolio.

Finally, as of December 31, 2012, we recorded expected receipts of $906 million (on a present value basis) from excess spread (the difference between interest inflows on assets and interest outflows on liabilities) in our second-lien RMBS transactions, in reimbursement of our past and future expected claims. Of this amount, $780 million is included in “Insurance loss recoverable” and $126 million is included in “Loss and loss adjustment expense reserves”. The amount of excess spread depends on future interest rates, borrower refinancing and defaults. There can be no assurance that the $906 million will be received in its entirety.

Deteriorating performance of CMBS and CRE loans in our structured finance insured portfolio due to adverse developments in the CRE segment of the credit markets may materially and adversely affect our financial condition, results of operations and future business.

MBIA Corp. has insured a substantial amount of CDS contracts that are backed by structured CMBS pools and CRE CDOs. Through December 31, 2012, we have recorded impairments and LAE of $3.6 billion (including $852 million of impairments and LAE in 2012) related to CMBS and CRE exposure. In addition, for the year ended December 31, 2012, MBIA Corp. incurred $46 million of losses and LAE recorded in earnings related to CRE CDO financial guarantee insurance policies. MBIA Corp. has experienced ratings erosion in the total CMBS collateral underlying our static pools. Whereas approximately 33.6% of the total CMBS collateral underlying the pools outstanding as of December 31, 2012 was originally rated BBB and below and approximately 49.2% was originally rated AAA, 58.5% of the total CMBS collateral underlying these pools as of December 31, 2012 was rated below investment grade. The higher risk of the collateral that was originally rated BBB and below was intended to be offset by the diversification in the collateral pool and the level of the deductible, whereas pools backed by all AAA collateral benefited from diversification and required smaller deductibles. In all cases, regardless of the underlying collateral rating, MBIA Corp.’s insured position was rated AAA at origination of the transaction by at least Moody’s, S&P or Fitch.

Currently, we insure eight static CMBS pools, having $6.0 billion of gross par outstanding as of December 31, 2012 that were originally insured in 2006 and 2007, and in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower. The remainder of the collateral in these eight pools consisted of higher rated CMBS bonds, real estate investment trust debt and other securities. The BBB and below rated CMBS bonds underlying these eight pools had an original weighted average credit enhancement level of 2.9%, compared with a weighted average credit enhancement level of 1.9% as of December 31, 2012. MBIA Corp.’s original policy level deductibles for these eight insured pools ranged from 23.0% to 82.3% with an original weighted average deductible by gross par outstanding of 37.8%, compared with deductibles that range from 10.5% to 83.6% with a weighted average deductible by gross par outstanding of 24.6% as of December 31, 2012. As of December 31, 2012, most of MBIA Corp.’s estimated credit impairments for our static CMBS pools relate to a subset of these eight pools, of which the vast majority relate to a single counterparty, Bank of America and its subsidiary Merrill Lynch, although, we currently estimate that there is a possibility that we may experience our first loss payments on these exposures in transactions with another counterparty. Additionally, we insure two static CMBS pools, totaling $3.0 billion of gross par outstanding as of December 31, 2012, that were originally insured in 2007, and are comprised of CMBS collateral which was originally rated A. Although deductible erosion at the policy level has been minimal to date, we do expect additional erosion. While ultimate loss rates remain uncertain, it is possible that we will experience severe losses, particularly if the underlying loans are unable to pay off at their expected maturity dates.

Although average debt service coverage in transactions in our current aggregate portfolio remains satisfactory, some loans still show signs of significant financial distress. Ultimate loss rates remain uncertain, and we have recorded additional impairments on our insured CMBS portfolio every quarter since the beginning of 2010 as our anticipated economic losses have increased during that time period.

Item 1A. Risk Factors (continued)

It is possible that we will experience severe losses or liquidity needs due to increased deterioration in our insured CMBS portfolio or our failure to commute the policies, primarily on the eight static CMBS pools in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower, particularly if macroeconomic stress escalates. A new recession may result in increased delinquencies, higher levels of liquidations of delinquent loans, and severities of loss upon liquidation. Although we have also seen stabilization of the delinquency rate over the past several months, loan modifications and extensions granted by the special servicers for these CMBS loans and increased liquidations have contributed to the stabilization. The special servicers are responsible for managing loans that have defaulted and conducting the remediation and foreclosure process. Their objective is to maximize proceeds for all bondholders by avoiding or minimizing loan level losses. While the Company has estimated credit impairments or recorded loss reserves for the CMBS exposures, no material claims have been made to date. It is possible that we will experience severe losses and/or liquidity needs due to increased deterioration on our insured CMBS portfolio or our failure to commute these policies, primarily on exposures with Bank of America/Merrill Lynch, and in particular if macroeconomic stress escalates. Depending on the amount of such claims and the amounts of claims on other policies issued by MBIA Corp., MBIA Corp. may not have sufficient liquid assets to pay such claims in the absence of a settlement with Bank of America/Merrill Lynch and the commutation of the CMBS exposures held by Bank of America/Merrill Lynch or in the absence of the collection of other substantial put-back recoveries.

Furthermore, MBIA Corp.’s guarantees of structured CMBS pools generally are in the form of CDS referencing the CMBS bonds in static pooled transactions, and the same CMBS bonds may be referenced in multiple pools. Accordingly, a collateral failure on a small number of CMBS bonds may require MBIA to make payments on several insured CDS transactions. In the event MBIA fails to make these payments, MBIA’s CDS contract obligations could be accelerated, which could materially and adversely affect our financial condition and results of operations.

Failure to obtain regulatory approval to implement our risk reduction and liquidity strategies could have a material adverse effect on our business operations, financial condition and liquidity.

In recent years key components of our strategy have included commuting volatile insured exposures, purchasing instruments issued or guaranteed by us in order to reduce future expected economic losses and managing the liquidity requirements and risk in our asset/liability products segment. In order to implement this strategy, we put in place intercompany agreements that allocate liquidity resources among our entities in order to fund commutations and provide liquidity where needed. The intercompany agreements with our insurance subsidiaries have required the approval of the NYSDFS and are described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Key Intercompany Lending Agreements” in Part II, Item 7 of this Form 10-K.

Our ability to continue to draw on intercompany financing and provide other intercompany liquidity and capital support and the ability of our insurance subsidiaries to pay dividends to MBIA Inc. will in most cases require further approvals from the NYSDFS. There can be no assurance that we will be able to obtain such approvals. In the event that we do not obtain such regulatory approvals, unless and until we collect the amounts that are owed by the RMBS sellers/servicers who have failed to honor their contractual obligation to repurchase or replace ineligible loans included in the RMBS transactions we insured, we do not expect to be able to effect additional commutations of volatile exposures. In particular, during the fourth quarter of 2012, MBIA Insurance Corporation agreed with a CDS counterparty on a commutation of certain potentially volatile policies insuring ABS CDO, structured CMBS pools and CRE CDO transactions. The agreement was subject to the approval of the NYSDFS of a request to draw on the National Secured Loan in order to finance the commutation, as well as the receipt by MBIA Insurance Corporation of confirmation from the NYSDFS of its non-disapproval of the commutation. MBIA Insurance Corporation requested the NYSDFS to confirm its non-disapproval of the commutation and for approval of a loan under the National Secured Loan or for approval of an alternative financing structure to finance the commutation. Subsequent to December 31, 2012, those requests were denied. The Company’s ability to commute insured transactions is limited by available liquidity, including the availability of intercompany loans under the National Secured Loan and the use of other available financing structures and liquidity, all of which could be subject to regulatory approval by the NYSDFS. There can be no assurance that the Company will be able to fund further commutations by borrowing from National or otherwise.

Item 1A. Risk Factors (continued)

In addition, if we do not obtain approvals to draw on intercompany financing, MBIA Inc. may not have sufficient assets to meet its collateral posting requirements and other liquidity needs, as described further under “Adverse developments in the credit markets may materially and adversely affect MBIA Inc.’s ability to meet liquidity needs.” Furthermore, in connection with obtaining required insurance regulatory approvals to enter into certain transactions, MBIA Inc. and its insurance subsidiaries have agreed, and may in the future agree, to comply with certain conditions, including providing notice to the NYSDFS prior to entering into transactions or taking other corporate actions (such as paying dividends when applicable statutory tests are satisfied), that would not otherwise require regulatory approval.

There can be no assurance that we will be successful, or that we will not be delayed, in enforcing the agreements governing the various structured finance transactions we insure, and the failure to enforce such contractual provisions could have a material adverse effect on our liquidity and financial condition.

While we have sought to underwrite direct RMBS, CMBS and CDOs of ABS with levels of subordination and other credit enhancements designed to protect us from loss in the event of poor performance of the underlying assets collateralizing the securities in the insured portfolio, there can be no assurance that we will be successful, or that we will not be delayed, in enforcing the subordination provisions, credit enhancements or other contractual provisions of the RMBS, CMBS and CDOs of ABS that we insure in the event of litigation or the bankruptcy of other transaction parties. In addition, although we are confident in our interpretation of the subordination provisions of the CDO transactions we have insured, our insured CDO transactions have not previously been subject to judicial consideration and it is uncertain how the subject documents in those transactions will be interpreted by the courts in the event of an action for enforcement. Moreover, although the second-lien RMBS obligations we insure typically include contractual provisions obligating the sellers/services to cure, repurchase or replace ineligible loans that were included in the transaction, in multiple transactions the sellers/servicers have breached this obligation, and, as described above, there can be no assurance that we will be successful, or that we will not be delayed, in realizing estimated put-back recoveries related to these insured transactions. Furthermore, we are required to pay losses on these securities irrespective of any proceeding we initiate to enforce our contractual rights. Accordingly, the failure to enforce subordination provisions, credit enhancements, repurchase or replacement obligations and other contractual provisions on a timely basis could have a material adverse effect on our liquidity and financial condition.

Loss reserve estimates and credit impairments are subject to additional uncertainties and loss reserves may not be adequate to cover potential claims.

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

Losses on second-lien RMBS caused by the large number of ineligible mortgage loans included in second-lien RMBS securitizations that we insured as well as unprecedented volatility in the credit markets that began in the fourth quarter of 2007 have caused us to increase our loss projections substantially several times especially for second-lien RMBS transactions, where expected losses are significantly greater than originally projected and in many cases exceed the worst historical losses in this category. As a result, historical loss data may have limited value in predicting future second-lien RMBS losses. Moreover, in sizing loss reserves with respect to our insured transactions, we take into account expected recoveries from sellers/servicers of the transactions arising from our contractual rights of put-backs, and these estimated recoveries may differ from realized recoveries due to the outcome of litigation, the cost of litigation, error in determining breach rates, counterparty credit risk, the potential for delay and other sources of uncertainty.

Item 1A. Risk Factors (continued)

In addition, we recorded our first credit impairments related to CMBS and CRE exposure in 2010, and have increased our credit impairments on these exposures during each subsequent quarter as a result of the deterioration of our CMBS and CRE portfolio and the increased cost of commuting our exposures. While our credit impairments reflect our current estimate of ultimate losses, if the deterioration of the CRE market worsens, we could incur substantial additional losses on our CMBS and CRE portfolio in excess of these estimates.

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

Recent difficult economic conditions, including in the Eurozone, may materially adversely affect our business and results of operations and they may not improve in the near future, or may worsen.

Our results of operations are materially affected by general economic conditions, both in the U.S. and elsewhere around the world. Beginning in the second half of 2007 and continuing in 2008, global financial, equity and other markets experienced significant stress, which reached unprecedented levels in the fourth quarter of 2008. While the U.S. economy has consistently grown since the fourth quarter of 2009 and many segments of the global capital markets have recovered, markets have continued to experience periods of extreme volatility, including as a result of S&P’s downgrade of the U.S. triple-A rating, fears surrounding the Eurozone debt crisis and the risk of a new recession in the U.S. and elsewhere. While we do not insure any direct European sovereign debt, our indirect European sovereign debt exposure totaled $8.4 billion as of December 31, 2012 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned entities that are supported by a sovereign state, region or department. Of the $8.4 billion of insured gross par outstanding, $815 million, $692 million, and $256 million related to Spain, Portugal, and Ireland, respectively. The remaining $6.6 billion related to the United Kingdom. A default by one or more sovereigns, or sovereign-related or sub-sovereign entities that rely on sovereign support, could have an adverse effect on our insured and investment portfolios. Moreover, budget deficits at all levels of government in the U.S., continued concerns over the availability and cost of credit for certain borrowers, austerity measures imposed by certain European governments and slowdowns in certain international economies have contributed to diminished expectations for the global economy and certain markets going forward.

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

Insured credit derivatives may be riskier than our traditional financial guarantee products.

The structured finance and international segment’s financial guarantee contracts and CDS contracts generally cannot be accelerated, thereby mitigating liquidity risk. However, with respect to the insurance of CDS contracts, in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS contracts, the CDS contracts may be subject to termination by the counterparty, triggering a claim for the fair value of the contract. In addition, credit derivative transactions are governed by International Swaps and Derivatives Association (“ISDA”) documentation and operate differently from financial guarantee insurance policies. For example, the Company’s control rights with respect to a reference obligation under a credit derivative may be more limited than when it issues a financial guarantee insurance policy on a direct primary basis.

Item 1A. Risk Factors (continued)

In addition, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events, unlike financial guarantee insurance policies. If a credit derivative is terminated, the Company could be required to make a mark-to-market payment as determined under the ISDA documentation.

Servicer risk could adversely impact performance of Structured Finance transactions.

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

Some of the state and local governments and finance authorities that issue public finance obligations we insure are experiencing unprecedented fiscal stress that could result in increased credit losses or impairments on those obligations.

We have historically experienced low levels of defaults in our U.S. public finance insured portfolio, including during the financial crisis that began in mid-2007. However, over the last four years many state and local governments that issue some of the obligations we insure have reported unprecedented fiscal stress that has required them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While there has been some support provided by the U.S. federal government designed to provide aid to state and local governments, certain state and local governments remain under extreme financial stress. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, cut spending, or receive federal assistance, we may experience losses or impairments on those obligations, which could materially and adversely affect our business, financial condition and results of operations.

Financial modeling contains uncertainty over ultimate outcomes, which makes it difficult to estimate liquidity, potential paid claims, loss reserves and mark-to-market.

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

Item 1A. Risk Factors (continued)

Our risk management policies and procedures may not detect or prevent future losses.

We assess our risk management policies and procedures on a periodic basis. As a result of such assessment, we may take steps to change our internal risk assessment capabilities and procedures, our portfolio management policies, systems and processes and our policies and procedures for monitoring and assessing the performance of our insured portfolio in changing market conditions. There can be no assurance, however, that these steps will be adequate to avoid future losses. In some cases, losses can be substantial, particularly if a loss occurs on a transaction in which we have a large notional exposure or on a transaction structured with large, bullet-type principal maturities.

Geopolitical conditions may adversely affect our business prospects and insured portfolio.

General global unrest, fraud, terrorism, catastrophic events, natural disasters, pandemics or similar events could further disrupt the economy in the U.S. and the other countries where we have insured exposure or operate our businesses and could have a direct material adverse impact on certain industries and on general economic activity. Furthermore, in certain jurisdictions outside the U.S., we face higher risks of governmental intervention through nationalization or expropriation of assets, an inability to enforce our rights in court or otherwise and corruption, which may cause us to incur losses on the assets we insure or reputational harm. The Company has exposure in certain sectors that could suffer increased delinquencies and defaults as a direct result of these types of events. Moreover, we are exposed to correlation risk as a result of the possibility that multiple credits will experience losses as a result of any such event or series of events, in particular exposures that are backed by revenues from business and personal travel, such as aircraft securitizations and bonds backed by hotel taxes and car rental fleet securitizations. To the extent that certain corporate sectors may be vulnerable to credit deterioration and increased defaults in the event of future global unrest, CDOs backed by pools of corporate debt issuances in those stressed sectors could also be adversely impacted.

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

Capital, Liquidity and Market Related Risk Factors

MBIA Insurance Corporation may be placed in a rehabilitation or liquidation proceeding as a result of, among other things, a lack of liquid assets available to pay claims due to the failure by RMBS sellers/servicers to honor their contractual obligation to repurchase ineligible mortgage loans, combined with the substantial RMBS claims payments and other claims and commutation payments to date, as well as the increased probability that MBIA Insurance Corporation will experience claims payments on certain of its CMBS exposures in the near future.

The determination to commence an MBIA Insurance Corporation rehabilitation or liquidation proceeding is not within the control of the Company. Article 74 of the NYIL gives the Superintendent exclusive authority to commence rehabilitation or liquidation proceedings against a New York insurer under a variety of circumstances, including if the Superintendent finds the insurer is in such condition that its further transaction of business will be hazardous to policyholders, creditors, or the public, or if the Superintendent finds that the insurer is insolvent. MBIA Insurance Corporation faces certain key risks and contingencies as described herein that increase the possibility that it could be placed in a rehabilitation or liquidation proceeding by the Superintendent.

Item 1A. Risk Factors (continued)

Since the fourth quarter of 2007 through December 31, 2012, MBIA Corp. has made $11.7 billion of cash payments, before reinsurance and collections and excluding loss and LAE (including payments made to debt holders of consolidated VIEs), associated with second-lien RMBS securitizations and with commutations and claim payments relating to CDS contracts. These cash payments include loss payments of $930 million made on behalf of MBIA Corp.’s consolidated VIEs. Of the $11.7 billion, MBIA Corp. has paid $6.7 billion of gross claims (before reinsurance and collections and excluding LAE) on policies insuring second-lien RMBS securitizations, driven primarily by an extensive number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. The Company’s assessment of the ineligibility of individual mortgage loans is being challenged by the sellers/servicers in litigation and there is no assurance that the Company’s determinations will prevail. See “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K. MBIA Insurance Corporation is seeking to enforce its rights to have Bank of America/Countrywide, and other mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from these securitizations and has recorded a total of $3.6 billion of related expected recoveries on its consolidated balance sheets as of December 31, 2012, including expected recoveries recorded in the Company’s consolidated VIEs. In addition, the $11.7 billion included $5.0 billion of gross settlement and claim payments (before reinsurance and collections and excluding LAE) on insured credit derivatives comprising CMBS pools, CRE CDOs, CRE loan pools, corporate CDOs, multi-sector CDOs, and multi-sector CDO-squared transactions, among other types of transactions. While MBIA Insurance Corporation has commuted most of its higher risk CMBS pool exposures, a single counterparty—Bank of America/Merrill Lynch—holds a significant amount of MBIA Insurance Corporation’s remaining CMBS pool exposures, including a substantial majority of MBIA Insurance Corporation’s CMBS pools originally insured in 2006 and 2007 primarily referencing BBB and lower rated collateral (the “BOA CMBS Exposure”), although, we currently estimate that there is a possibility that we may experience our first loss payments on these exposures in transactions with another counterparty. MBIA Insurance Corporation has also recorded its largest put-back asset related to ineligible mortgage loans included in insured second-lien RMBS transactions against Bank of America.

The failure by the RMBS sellers/servicers, primarily Bank of America, to honor their contractual obligation to repurchase ineligible mortgage loans combined with the substantial RMBS claims payments and other claims and commutation payments to date have placed substantial stress on MBIA Insurance Corporation’s liquidity resources. In addition, due to the deterioration in MBIA Insurance Corporation’s CMBS exposures, primarily in the BOA CMBS Exposure and other CMBS pools originally insured in 2006 and 2007 primarily referencing BBB and lower rated collateral, there is an increased possibility that MBIA Insurance Corporation will have claims presented on the BOA CMBS Exposure or other CMBS exposures, which claims are likely to occur in the near term and could ultimately be substantial. Depending on the amount of actual claims on the BOA CMBS Exposure and the amount of claims on other policies issued by MBIA Insurance Corporation, including claims on insured exposures that in some cases may require large bullet payments, MBIA Insurance Corporation may not have sufficient liquid assets to pay such claims in the absence of a settlement of the Bank of America put-back recoverables and the commutation of the BOA CMBS Exposure. While MBIA Insurance Corporation has in the past been, and may from time to time be, in settlement discussions with RMBS sellers/servicers and commutation discussions with insured counterparties, there can be no assurance that any such settlements or commutations will occur or that any such settlement or commutation would be consummated within the estimates of expected recoveries or loss payments associated with the exposures that are recorded in the Company’s consolidated financial statements. As described further below, in light of these circumstances and especially in the event of claims under the BOA CMBS Exposure the Superintendent may commence a rehabilitation or liquidation proceeding against MBIA Insurance Corporation.

MBIA Insurance Corporation has recorded loss reserves for the BOA CMBS Exposure that reflect our current estimate of ultimate losses and that are based on various assumptions about potential payments by MBIA Insurance Corporation with respect to the BOA CMBS Exposure, including, among other things, that the BOA CMBS Exposure will likely be commuted. While no claims have been made on the BOA CMBS Exposures to date, given the significant erosion of the deductible in some of the underlying insured CDS, the Company expects that Bank of America /Merrill Lynch will have the ability to make a claim in the near term. If MBIA Insurance Corporation is unable to commute the BOA CMBS Exposure, MBIA Insurance Corporation could incur substantial additional losses in its portfolio in excess of its estimates. In addition, because the reserves are based on management’s judgment and estimates, there can be no assurance that the ultimate liability will not exceed such estimates, that the BOA CMBS Exposure will be commuted, or that the timing of claims payments and the realization of recoveries will not create liquidity issues.

Item 1A. Risk Factors (continued)

The amount MBIA Insurance Corporation may ultimately collect from Bank of America on its put-back obligations in any litigation settlement could be impacted by potential commutation payments or offset on the BOA CMBS Exposure and developments in the Transformation litigation and the consent solicitation litigation. For discussion of the Transformation litigation and the consent solicitation litigation, see “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K. Likewise, MBIA Insurance Corporation’s ability to commute the BOA CMBS Exposure may be impacted by developments in the put-back litigation with Bank of America, the Transformation litigation and the consent solicitation litigation. There can be no assurance that MBIA Insurance Corporation will have adequate resources to meet its obligations even if it enters into any such settlement or commutation, or wins a judgment in its favor in its actions against Bank of America.

As of December 31, 2012, MBIA Corp.’s statutory capital was $1.5 billion under U.S. STAT. In addition, as of December 31, 2012, MBIA Corp. held cash and available-for-sale investments of $1.3 billion, of which $345 million comprised cash and highly liquid assets. As of December 31, 2011, MBIA Corp. held cash and available-for-sale investments of $1.5 billion, of which $534 million comprised cash and highly liquid assets. However, due to liquidity constraints caused by the factors described above or if future claims exceed expectations due to an unexpected deterioration in economic conditions or due to other unanticipated factors, MBIA Insurance Corporation may not be able to pay claims on a timely basis in the future, in particular if Bank of America and other sellers/servicers continue their strategy of refusing to honor put-back claims or disputing and delaying their put-back obligations and MBIA Insurance Corporation receives claims on the BOA CMBS Exposure before recovery of the Bank of America or other significant put-back recoverables, if any. Furthermore, MBIA Insurance Corporation may have insufficient resources to meet its obligations if it fails to collect expected put-back recoveries, is unable to commute its most volatile exposures or experiences higher than expected claims payments on its insured obligations. In these potential circumstances, among others, the Superintendent may commence a proceeding against MBIA Insurance Corporation under Article 74 as described above. Given the Superintendent’s authority to find that MBIA Insurance Corporation’s continued transaction of business will be hazardous to policyholders, creditors or the public, and the lack of any clear standards on what would constitute such a hazard, the Superintendent generally has broad discretion to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding.

In addition to the Superintendent’s authority to commence a rehabilitation or liquidation proceeding, the Superintendent could, should he find that the liabilities of MBIA Insurance Corporation exceed its admitted assets, use its authority under Section 1310 of the NYIL to order MBIA Insurance Corporation to cease making claims payments (a “1310 Order”). The issuance of a 1310 Order could result in material adverse consequences for MBIA Insurance Corporation, including that holders of some or all of the CDS insured by MBIA Insurance Corporation may potentially seek to terminate one or more of such swaps on the basis of such order (or the findings by the Superintendent underlying such order’s issuance) and assert claims for market-based termination payments with respect to such terminations (which claims MBIA Insurance Corporation may not be able to pay).

An MBIA Insurance Corporation rehabilitation or liquidation proceeding could accelerate certain of the Company’s other obligations and have other adverse consequences.

MBIA Insurance Corporation faces a number of significant risks and contingencies, which could, if realized, result in MBIA Insurance Corporation being placed into a rehabilitation or liquidation proceeding by the NYSDFS. In the event of an MBIA Insurance Corporation rehabilitation or liquidation proceeding, the Company may be subject to, among other things, the following:

•

MTNs issued by GFL and Meridian, which are insured by MBIA Insurance Corporation, would accelerate. To the extent GFL failed to pay the accelerated amounts under the GFL MTNs or the collateral securing the Meridian MTNs was deemed insufficient to pay the accelerated amounts under the Meridian MTNs, the MTN holders would have policy claims against MBIA Insurance Corporation for scheduled payments of interest and principal;

•

An MBIA Insurance Corporation proceeding may accelerate certain investment agreements issued by MBIA Inc., including, in some cases, with make-whole payments. While the investment agreements are fully collateralized with high quality collateral, the settlements of these amounts could reduce MBIA Inc.’s liquidity resources, and to the extent MBIA fails to pay the accelerated amounts under these investment agreements or the collateral securing these investment agreements is deemed insufficient to pay the accelerated amounts due, the holders of the investment agreements would have policy claims against MBIA Insurance Corporation;

Item 1A. Risk Factors (continued)

•

CDS counterparties may seek to terminate CDS contracts insured by MBIA Insurance Corporation and make market-based damage claims (irrespective of whether actual credit-related losses are expected under the underlying exposure), which claims could aggregate to $7.0 billion or more. The Company believes that such an acceleration would likely eliminate any residual value in MBIA Insurance Corporation;

•

The Company may be unable to carry out its tax planning strategies as a result of an MBIA Insurance Corporation proceeding. This may cause the Company to record additional allowances against a portion or all of its deferred tax assets. Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K for information about the Company’s deferred tax assets. In addition, the Company currently files a consolidated tax return. An MBIA Insurance Corporation proceeding could result in challenges to the tax sharing arrangement among the MBIA affiliates that might adversely affect the Company’s ability to manage taxes efficiently;

•

The rehabilitator or liquidator would replace the Board of Directors of MBIA Insurance Corporation and take control of the operations and assets of MBIA Insurance Corporation, which would result in MBIA Inc. losing control of MBIA Insurance Corporation and possible changes to MBIA Insurance Corporation’s strategies and management;

•

An MBIA Insurance Corporation proceeding would be an event of default under the National Secured Loan. While National has a perfected interest in the assets pledged to secure the loan and the Company expects that National will be repaid in full from the assets pledged to secure the loan, an MBIA Insurance Corporation proceeding could result in challenges to National’s ability to collect amounts due under the loan and in a delay in National’s ability to realize on the collateral securing the loan. Impairment of the National Secured Loan could materially adversely affect National’s capital position and results of operations, its ratings, and its plan to re-enter the municipal bond insurance business;

•

An MBIA Insurance Corporation proceeding may impose unplanned costs on MBIA Inc. In addition, MBIA Insurance Corporation would be subject to significant additional expenses arising from the appointment of a rehabilitator or liquidator, as receiver, and payment of the fees and expenses of the advisors to such rehabilitator or liquidator; and

•

While MBIA Inc.’s senior note indentures were amended in November 2012 such that an MBIA Insurance Corporation proceeding would not constitute an event of default, Bank of America has initiated pending litigation regarding the validity of those amendments, and there can be no assurance that the validity of those amendments would be upheld. If the amendments were to be overturned, MBIA Inc.’s senior debt may be accelerated if an MBIA Insurance Corporation proceeding were to occur.

Continuing elevated loss payments and ongoing delays in our ability to realize expected recoveries on insured RMBS transactions as well as certain other factors may materially and adversely affect our ability to meet liquidity needs.

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

The effects of the credit crisis which began in the subprime segment of the U.S. mortgage-backed securities market and spread to a wide range of financial institutions and markets, asset classes, sectors and countries, have caused the Company to experience material increased liquidity risk pressures. In particular, since the fourth quarter of 2007, MBIA Corp. has paid $6.7 billion of claims before reinsurance and collections, excluding LAE and including $930 million of claims made on behalf of consolidated VIEs, on policies insuring second-lien RMBS securitizations, which we believe were driven by a substantial number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. Furthermore, since the fourth quarter of 2007, total credit impairments on insured derivatives were estimated at $5.6 billion across 71 CDO insured issues, inclusive of 65 insured issues for which we made settlement and claim payments of $4.2 billion, net of reinsurance and collections. Accordingly, we expect to realize additional net losses of $1.4 billion.

Item 1A. Risk Factors (continued)

If current trends worsen and result in substantial defaults and losses on the underlying loans, we could incur substantial additional losses on our insured exposures in the future. In addition, portions of MBIA Corp.’s outstanding insured portfolio have exhibited high degrees of payment volatility and continue to pose material liquidity risk to MBIA Corp.

Our strategy includes reducing future potential economic losses by commuting policies and purchasing instruments issued or guaranteed by us, which strategy has been constrained by a lack of available liquidity due to the failure of RMBS sellers/servicers to honor their contractual obligation to repurchase or replace ineligible loans included in the RMBS transactions we insured. As a result, National made, and the NYSDFS approved, the $1.1 billion National Secured Loan to MBIA Insurance Corporation in the fourth quarter of 2011, and additional loans of $443 million during 2012, in order to enable MBIA Corp. to fund settlements and commutations of its insurance policies. There can be no assurance that further intercompany borrowing will be available to fund future commutations and settlements. Furthermore, if MBIA Insurance Corporation does not realize, or is delayed in realizing, the expected recoveries it may have insufficient liquidity to commute additional exposures and repayment of the secured loan to National could be delayed, which could adversely impact National’s financial condition and its ability to achieve the ratings necessary to write new business.

These factors, combined with a negative earned surplus, have for the time being eliminated MBIA Corp.’s ability to pay dividends to the holding company, if needed, to enable the holding company to meet its debt service and other operating expense needs. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves as of September 30, 2011, December 31, 2011 and March 31, 2012, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS. In addition, the plaintiffs in the litigation challenging the establishment of National have initiated a court proceeding challenging the NYSDFS’s approval of National’s surplus reset which facilitated its ability to pay dividends and we have agreed that National will not pay dividends during the current adjournment of the proceeding (currently, through April 19, 2013). In connection with the approval of the December 31, 2011 MBIA Insurance Corporation contingency reserve release, the Company has agreed that National will not pay dividends without the prior approval of the NYSDFS prior to July 19, 2013. Furthermore, it is unclear whether the Company or its subsidiaries will be able to access the capital markets, particularly before the Transformation litigation is resolved. See “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K.

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

The Company has received a Purported Notice of Default under the 2004 Indenture. Though the Company believes there is no merit to the notice, if the Company were found to be in default, and had not cured the default within 60 days after notice, it could lead to an acceleration of the maturity of the Company’s 2004 Notes and a cross-default of certain of its other indebtedness, which could be materially adverse to our business prospects, and results of operations and financial condition in the future.

On December 13, 2012, the Company received a letter from Blue Ridge Investments, L.L.C., addressed to the Company and the Trustee under the 2004 Indenture governing the Company’s $329 million principal amount of the 2004 Notes. The letter purports to be a “Notice of Default” under Section 501(3) of the 2004 Indenture and alleges that the Second Supplemental Indenture was executed without the requisite consent of holders of the 2004 Notes required by the 2004 Indenture. Pursuant to the 2004 Indenture, if a default continues for a period of 60 days after notice, then the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2004 Notes may declare the principal amount of the 2004 Notes to be due and payable immediately. As of the date of this report, the Company has not received a notice of acceleration of the 2004 Notes.

Item 1A. Risk Factors (continued)

In addition, pursuant to the 1990 Indenture, any acceleration of the amount due under the 2004 Indenture that is not discharged or cured, waived, rescinded or annulled within 10 days after notice from the trustee of the 1990 Indenture or holders of not less than 25% aggregate principal amount of the 1990 Notes (treated as one class) would constitute an Event of Default under the 1990 Indenture and either the trustee of the 1990 Indenture or the holders of not less than 25% in aggregate principal amount of the 1990 Notes then outstanding (treated as one class) may declare the entire principal of the 1990 Notes then outstanding and interest accrued thereon to be due and payable immediately. Furthermore, it is possible that holders of not less than 25% in aggregate principal amount of the outstanding 1990 Notes would issue a notice of default similar to the Purported Notice of Default that alleges that the second supplemental indenture to the 1990 Indenture was executed without the requisite consent of holders of the 1990 Notes required by the 1990 Indenture.

On December 17, 2012, the Company sent the Trustee a letter advising the Trustee that the Purported Notice of Default is meritless and has no force and effect under the 2004 Indenture, directing the Trustee to take no action in furtherance of the Purported Notice of Default, and advising the Trustee that the Company intends to take any and all necessary and appropriate actions to enforce the Second Supplemental Indenture. In addition, on February 7, 2013, the Company filed a complaint for declaratory and injunctive relief seeking, among other things, a declaration that the Purported Notice of Default is invalid. While the Company believes the Purported Notice of Default is meritless, there can be no assurances that the Company will successfully contest its validity or the ability of the holders of the 1990 Notes to declare an event of default under the 1990 Indenture on the basis of any purported acceleration of the 2004 Notes. If the Company is unable to repay the 2004 Notes or the 1990 Notes in the event it is not ultimately successful in contesting the validity of the Purported Notice of Default and any subsequent acceleration, the Trustee or holders of the 2004 Notes or the 1990 Notes would likely exercise their rights as creditors to force repayment and the Company would have an immediate need to pursue other alternatives, including, if the Company is not successful in pursuing out-of-court alternatives, the filing for protection under applicable insolvency laws.

On December 13, 2012, Bank of America filed an action alleging that MBIA Inc. tortiously interfered with Bank of America’s tender offer to buy all of the 2004 Notes and seeking a permanent injunction against the implementation of the Second Supplemental Indenture and money damages. Bank of America filed an amended complaint on February 19, 2013. If Bank of America prevails and the Second Supplemental Indenture is deemed by a court to not have been effective, then an MBIA Insurance Corporation rehabilitation or liquidation proceeding would constitute an event of default under the 2004 Indenture, which, unless remedied, could result in a notice of default and possible acceleration under the 1990 Indenture. The Company believes it has strong defenses and intends to defend against this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may be materially adverse to our business prospects, and results of operations and financial condition in the future.

Adverse developments in the credit markets may materially and adversely affect MBIA Inc.’s ability to meet liquidity needs.

MBIA Inc. is subject to material liquidity risks and uncertainty. To mitigate these risks, we seek to maintain cash and liquidity resources that we believe will be sufficient to make all payments due on our obligations and to meet other financial requirements, such as posting collateral, at least through the next twelve months.

Liquidity risk to MBIA Inc. is primarily a result of the following factors:

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

•

The timing and amount of cash inflows from dividends paid by MBIA’s principal operating subsidiaries is uncertain. See “Our holding company structure and certain regulatory and other constraints could affect our ability to pay dividends and make other payments” below.

Item 1A. Risk Factors (continued)

•

Certain investment agreements issued by MBIA Inc. may accelerate (including, in some cases, with make-whole payments), in the event of the commencement of a rehabilitation or liquidation proceeding against MBIA Insurance Corporation. The settlement of these amounts could further reduce MBIA Inc.’s liquidity resources.

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

A significant portion of MBIA Inc.’s assets that are pledged against investment agreement liabilities are structured finance securities which have been particularly susceptible to price fluctuations during periods of market volatility. During 2011, MBIA experienced deterioration in the market values of some of its assets in the asset/liability products segment, resulting in increased collateral requirements, as a consequence of market volatility caused by S&P’s downgrade of the U.S. triple-A rating, fears surrounding the Eurozone debt crisis and the risk of a new recession in the U.S. Consequently, following the third quarter of 2011, the Company extended the maturity date of the secured loan from MBIA Insurance Corporation to MBIA Inc., with NYSDFS approval, to May 2012 (and subsequently to May 2013) for a maximum outstanding amount of $450 million, to provide additional liquidity in the event of future declines in asset values, and the Company’s corporate segment contributed $50 million of capital to support the asset/liability products segment’s liquidity and capital needs. Because of this experience the Company undertook an asset sale program during 2012 to reduce the amount of volatile assets in the portfolio. Nonetheless, there can be no assurance that these adverse market conditions will not cause MBIA Inc. to experience increased collateral requirements in the future or that MBIA Inc. will be able to draw on these or other resources in order to meet these requirements.

An inability to access capital could adversely affect our business, operating results and financial condition and ultimately adversely affect liquidity.

The Company’s access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including (i) the long-term debt ratings of the Company, (ii) the insurance financial strength ratings and long-term business prospects of our insurance companies, (iii) the perceptions of the financial strength of our insurance companies and MBIA Inc., (iv) the outcome of litigation to collect recoveries in connection with ineligible mortgage loans in our insured RMBS securitizations (including our pending litigation with Bank of America) and (v) the outcome of the Transformation litigation. Our debt ratings are influenced by numerous factors, either in absolute terms or relative to our peer group, such as financial leverage, balance sheet strength, capital structure and earnings trends. If we cannot obtain adequate capital on favorable terms or at all, our business, future growth, operating results and financial condition could be adversely affected.

Beginning in the second half of 2008, volatility and disruption in the global credit markets exerted downward pressure on the availability of liquidity and credit capacity for certain issuers, including MBIA, with credit spreads widening considerably. As a result of the cost and limited availability of third-party financing, we implemented intercompany agreements to provide additional liquidity from MBIA Inc., MBIA Insurance Corporation, National and Meridian to the asset/liability products business, and this has reduced the liquidity resources available to MBIA Inc., MBIA Insurance Corporation, National and Meridian for other purposes. In addition, National made the National Secured Loan to MBIA Insurance Corporation to finance commutations and settlements of Transformation litigation, which has further reduced National’s liquidity. Furthermore, the Company no longer maintains credit facilities with third-party providers. There can be no assurance that replacement facilities will be available in the future, in particular prior to the resolution of the Transformation litigation. See “Failure to obtain regulatory approval to implement our risk reduction and liquidity strategies could have a material adverse effect on our business operations, financial condition and liquidity” above. The inability to obtain adequate replacement capital on favorable terms or at all could have an adverse impact on the Company’s business and financial condition.

Item 1A. Risk Factors (continued)

To the extent that we are unable to access capital, our insurance companies may not have sufficient liquidity to meet their obligations, will have less capacity to write business and may not be able to pay dividends to us without experiencing adverse rating agency action. Accordingly, our inability to maintain access to capital on favorable terms could have an adverse impact on our ability to pay losses and debt obligations, to pay dividends on our capital stock, to pay principal and interest on our indebtedness, to pay our operating expenses and to make capital investments in our subsidiaries. See “Our holding company structure and certain regulatory and other constraints could affect our ability to pay dividends and make other payments” in this section.

Our holding company structure and certain regulatory and other constraints could affect our ability to pay dividends and make other payments.

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

Under New York law, National and MBIA Corp. may generally pay stockholder dividends only out of statutory earned surplus and subject to additional limits, as described in “Business—Insurance Regulation” in Part I, Item 1 and “Note 14: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves as of September 30, 2011, December 31, 2011 and March 31, 2012, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends in the near term. While National had dividend capacity as of December 31, 2012, in October 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the NYSDFS’s approval of National’s surplus reset which facilitated its ability to pay dividends and we have agreed that National will not pay dividends during the current adjournment of the proceeding (currently, through April 19, 2013). In addition, in connection with the approval of the December 31, 2011 MBIA Insurance Corporation contingency reserve release, the Company has agreed that National will not pay dividends without the prior approval of the NYSDFS prior to July 19, 2013. Dividend payments by MBIA UK and MBIA Mexico to MBIA Insurance Corporation are also limited by the laws of their respective jurisdictions. The inability of our insurance companies to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could affect our ability to repay our debt and have a material adverse effect on our operations.

MBIA Inc. has long-term debt, MTN, investment agreement and derivative liabilities in excess of its cash, investments at amortized cost and tax receivables.

As of December 31, 2012 and 2011, the combined net debt of MBIA Inc.’s corporate segment and asset/liability products segment, which primarily comprised long-term debt, MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost and a tax receivable from subsidiaries, totaled $1.2 billion and $1.1 billion, respectively. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its net debt over time from distributions from its operating subsidiaries and by raising third-party capital, although there can be no assurance that such factors will generate sufficient cash to satisfy its net debt.

We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of December 31, 2012 we had $1.7 billion of consolidated long-term debt, $1.6 billion of consolidated medium-term note liabilities and $944 million of consolidated investment agreement liabilities. Our substantial indebtedness and other liabilities could have important consequences, including:

•

our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our debt may be impaired in the future;

Item 1A. Risk Factors (continued)

•	a large portion of MBIA Inc.’s financial resources must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to us for other purposes;

•	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such debt;

•	we may be more vulnerable to general adverse economic and industry conditions;

•	our ability to refinance debt may be limited or the associated costs may increase;

•

our flexibility to adjust to changing market conditions could be limited, or we may be prevented from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins of our businesses; and

•

we are exposed to the risk of fluctuations in interest rates and foreign currency exchange rates because a portion of our liabilities are at variable rates of interest or denominated in foreign currencies.

If our insurance companies fail to meet regulatory capital requirements they may become subject to regulatory action.

Our insurance companies are subject to various statutory and regulatory restrictions that require them to maintain qualifying investments to support their reserves and minimum surplus. Furthermore, our insurance companies may be restricted from making commutation or other payments if doing so would cause them to fail to meet such requirements, and the NYSDFS may impose other remedial actions on us as described further below to the extent the Company does not meet such requirements. While National currently satisfies its statutory capital requirements, as of December 31, 2012, MBIA Corp. had a deficit of $140 million of qualifying assets required to support its contingency reserves. The deficit was caused by MBIA Corp.’s sale of liquid assets in order to make claim payments and the failure of certain RMBS sellers/servicers, particularly Bank of America, to honor their contractual obligations to repurchase ineligible mortgage loans from securitizations the Company insured. The deficit is expected to grow as additional commutation and claim payments are made in the future. The Company has reported the deficit to the NYSDFS. MBIA Corp. has requested approval from the NYSDFS to release $97 million of contingency reserves as of September 30, 2012 and $43 million as of December 31, 2012, but to date has not received approval. Prior to September 30, 2012, MBIA Corp. released to surplus an aggregate of $1.1 billion of contingency reserves pursuant to approvals granted by the NYSDFS in accordance with NYIL during 2011 and 2012. Absent these releases MBIA Corp. would have had deficits of qualifying assets to meet its contingency reserve requirements.

Additionally, under New York law, the Superintendent may apply for an order directing the rehabilitation or liquidation of a domestic insurance company under certain circumstances, including upon the insolvency of the company, if the company has willfully violated its charter or New York law or if the company is found, after examination, to be in such condition that further transaction of business would be hazardous to its policyholders, creditors or the public. The Superintendent may also suspend an insurer’s license, restrict its license authority, or limit the amount of premiums written in New York if, after a hearing, the Superintendent determines that the insurer’s surplus to policyholders is not adequate in relation to its outstanding liabilities or financial needs. If the Superintendent were to take any such action with respect to National or MBIA Insurance Corporation, it would likely result in the reduction or elimination of the payment of dividends to MBIA Inc.

Changes in interest rates and foreign currency exchange rates could adversely affect our financial condition and future business.

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

Item 1A. Risk Factors (continued)

While we are not currently writing a meaningful amount of new financial guarantee insurance, we expect to do so in the future. Prevailing interest rate levels can affect demand for financial guarantee insurance. Lower interest rates are typically accompanied by narrower spreads between insured and uninsured obligations. The purchase of insurance during periods of relatively narrower interest rate spreads will generally provide lower cost savings to the issuer than during periods of relatively wider spreads. These lower cost savings could be accompanied by a corresponding decrease in demand for financial guarantee insurance. Increased interest rates may decrease attractiveness for issuers to enter into capital markets transactions, resulting in a corresponding decreasing demand for financial guarantee insurance in the future.

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

Revenues and liquidity would be adversely impacted by a decline in realization of installment premiums.

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

We are required to report credit derivatives at fair value, which subjects our results of operations to volatility and losses and could lead to negative shareholders’ equity for the Company or MBIA Corp. on a GAAP basis.

Any event causing credit spreads on an underlying security referenced in a credit derivative we insure, or on a credit derivative referencing an MBIA Inc. security, to either widen or tighten will affect the fair value of the credit derivative and may increase the volatility of our earnings.

Since changes in fair value can be caused by factors unrelated to the performance of our business and structured finance credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposure, the application of fair value accounting may cause our earnings to be more volatile than would be suggested by the underlying performance of our business operations and structured finance credit portfolio. Furthermore, volatility in our asset values, loss reserves, impairments or fair value of insured credit derivatives could cause our shareholders’ equity, and/or that of MBIA Corp., to be negative on a GAAP basis in a future period, which may adversely impact investors’ perceptions of the value of the Company.

The global re-pricing of credit risk beginning in the fourth quarter of 2007 caused unprecedented volatility and markdowns in the valuation of these credit derivatives. In addition, due to the complexity of fair value accounting and the application of the accounting guidance for derivative instruments and the accounting guidance for fair value measurement, future amendments or interpretations of derivative and fair value accounting may cause us to modify our accounting methodology in a manner which may have an adverse impact on our financial results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II, Item 7 of this Form 10-K for additional information on the valuation of derivatives.

Item 1A. Risk Factors (continued)

Current accounting standards mandate that we measure the fair value of our insurance policies of CDS. Market prices are generally available for traded securities and market standard CDS but are less available or accurate for highly customized CDS. Most of the derivative contracts the Company insures are the latter as they are non-traded structured credit derivative transactions. Moreover, at the present time, we do not have access to the fair value estimates of the insurance beneficiaries and there can be no assurance that those counterparties’ (or any other market participants’) estimates would be the same as our fair values.

The mark-to-market for the insured credit derivative portfolio has fluctuated significantly during the last five years, resulting in volatility in MBIA’s earnings. Since the fourth quarter of 2007, MBIA’s mark-to-market on insured credit derivatives fluctuated from a high quarterly loss of $3.6 billion in the first quarter of 2008 to a high quarterly gain of $3.3 billion in the second quarter of 2008, and the mark-to-market caused several quarter over quarter fluctuations in earnings of more than $1 billion and frequent quarter over quarter shifts in earnings from a gain to a loss or a loss to a gain. The mark-to-market volatility was primarily a result of fluctuations in MBIA’s credit spreads and recovery rates, changes in credit spreads on the underlying collateral, collateral erosion, rating migration and model and input enhancements.

Strategic Plan Related Risk Factors

Transformation-related litigation has had an adverse effect on our business prospects, and an unfavorable resolution of the litigation could have a material adverse effect on our business prospects, and results of operations and financial condition in the future.

We are a defendant in several actions in which the plaintiffs seek to unwind Transformation or otherwise declare National responsible for the insured obligations of MBIA Corp. Our success in defending Transformation is an integral part of our strategic plan. In particular, we hope to achieve a high rating for National as quickly as possible in order to take advantage of opportunities in the public finance market. Transformation-related litigation has created uncertainty around the legal separation of the liabilities of National and MBIA Corp., which has in turn hindered our ability to raise capital and achieve the desired ratings and adversely impacted the prospect of writing new business. The Company is vigorously defending Transformation in the subject litigations and expects ultimately to prevail on the merits. However, the Company cannot provide assurance that it will prevail in this litigation and the failure by the Company ultimately to prevail in this litigation could have a material adverse effect on its ability to implement its strategy and on its business, results of operations or financial condition. In addition, the Company can provide no assurance as to the timing of resolving this litigation, which has been ongoing since the second quarter of 2009 and may continue for the foreseeable future. Moreover, the Company is defending multiple lawsuits seeking to overturn Transformation, and a successful resolution of any one matter does not assure that each matter will be resolved favorably or in a timely manner.

An inability to achieve high stable insurer financial strength ratings for National or any of our other insurance companies from the major rating agencies or to generate investor demand for their financial guarantees may adversely affect our results of operations and business prospects.

National’s and our other insurance companies’ ability to write new business and to compete with other financial guarantors is currently largely dependent on the financial strength ratings assigned to them by the major rating agencies and the financial enhancement rating also assigned by S&P, as well as the financial strength of our insurance companies and investors’ perceptions of their financial strength. As a result of downgrades of our insurance companies’ financial strength ratings and poor investor perception of their financial strength, we are currently not originating new financial guarantee business. Many requirements imposed by the rating agencies in order for our insurance companies to achieve and maintain high insurer financial strength ratings are outside of our control, and such requirements may necessitate that we raise additional capital or take other remedial actions in a relatively short time frame in order to achieve or maintain the ratings necessary to attract new business and compete with other financial guarantee insurers and could make the conduct of the business uneconomical. Our inability to raise capital on favorable terms could therefore materially adversely affect the business prospects of our insurance companies. Furthermore, no assurance can be given that we will successfully comply with rating agency requirements, that these requirements or the related models and methodologies will not change or that, even if we comply with these requirements, one or more rating agency will not lower or withdraw its financial strength ratings with respect to any of our insurance companies. The absence of S&P’s and Moody’s highest ratings, which have typically been required to write financial guarantee insurance, could adversely impact the premiums our insurers can charge and could diminish the acceptance of our financial guarantee insurance products.

Item 1A. Risk Factors (continued)

In addition, no assurance can be given that poor investor perception of our financial strength will not persist regardless of our ratings or ability to raise capital. Finally, our inability to come into compliance with the rating agency and regulatory single risk limits that National and MBIA Corp. exceeded as a result of Transformation may also prevent us from writing future new business in the categories of risks that were exceeded, in the case of the regulatory limits, or result in an inability to achieve or maintain our desired ratings, in the case of rating agency limits, and may adversely affect our business prospects, and our failure to come into compliance with these guidelines and rules increases the risk of experiencing a large single loss or series of losses. We are unlikely to comply with the rating agencies’ requirements or to generate investor demand for our financial guarantees until we have resolved the Transformation litigation.

Downgrades of the ratings of securities that we insure may materially adversely affect our business, results of operations and financial condition.

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

Competition may have an adverse effect on our businesses.

The businesses in which we expect our insurance companies to participate may be highly competitive. They may face competition from other financial guarantee insurance companies and other forms of credit enhancement, including senior-subordinated structures, credit derivatives, letters of credit and guarantees (for example, mortgage guarantees where pools of mortgage loans secure debt service payments) provided by banks and other financial institutions. In addition, alternative financing structures may be developed that do not employ third-party credit enhancement. Furthermore, while one financial guarantee insurance company has written the vast majority of U.S. public finance new business since 2009, an additional recently established bond insurer is actively engaged in the market, and we have observed other new competitors indicating an interest in entering the bond insurance market and continue to consider strategies for launch. Changes proposed to Article 69 of the NYIL, which regulates New York domiciled financial guarantee companies, could lower the barriers to entry for competitors by permitting use of net value of a qualified trust as an asset to satisfy reserving requirements. Increased competition, either in terms of price, alternative structures, or the emergence of new providers of credit enhancement, could have an adverse effect on our insurance companies’ business prospects. The uncertainty created by market conditions and the related unpredictable actions of the regulators in the U.S. and foreign markets we serve may create unforeseen competitive advantages for our competitors due to, among other things, explicit or implied support from the government.

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

In addition, Trifinium provides financial advisory and asset management services to European clients and the Company has sought to grow this business. Trifinium is subject to competition, and expansion of this business may require expenditures of capital, and management’s and employees’ time and there can be no assurance that this business will ultimately be successful.

Future demand for financial guarantee insurance depends on market and other factors that we do not control.

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

Regulatory change could adversely affect our businesses, and regulations limit investors’ ability to effect a takeover or business combination that shareholders might consider in their best interests.

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

Item 1A. Risk Factors (continued)

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

In addition, future legislative, regulatory or judicial changes could adversely affect our insurance companies’ ability to pursue business, materially impacting our financial results. The NYSDFS has issued best practices regarding the laws and regulations that are applicable to our insurance companies and to other monoline financial guarantee insurance companies and has indicated that it expects to propose legislative and regulatory changes to codify these best practices. Furthermore, in 2009 and 2010, new bills were introduced into the New York legislature to amend the NYIL to enhance the regulation of financial guarantee insurers which would impose limits on the manner and amount of business written by the Company. See “Business—Our Insurance Operations—Insurance Regulation—New York Insurance Regulation” In Part I, Item 1 of this Form 10-K. On the U.S. federal level, members of the U.S. Congress and federal regulatory bodies have suggested federal oversight and regulation of insurance, including bond insurance. In addition, the Financial Stability Oversight Council created by the Dodd-Frank Reform and Consumer Protection Act (the “Dodd-Frank Act”) is currently evaluating whether non-bank financial institutions, including insurance companies, should be deemed “systemically important” under the Dodd-Frank Act, and any determination that we are systemically important could subject us to federal regulatory oversight and increased capital requirements. Internationally, as a result of the Solvency II Directive (the “Directive”) passed by the European Parliament, insurance regulators in the European Union are revising the capital adequacy requirements and risk governance procedures applicable to insurers in the European Union, including MBIA UK, in anticipation of establishing legislation being passed to bring the Directive into effect. Additionally, the European Parliament is contemplating another directive that would increase regulation of derivative instruments that could impact MBIA Corp.’s insured derivatives. Furthermore, the Financial Stability Board, a coordinating body of national financial authorities, is currently evaluating whether MBIA should be designated a “global systemically important financial institution”, which designation would also subject us to increased capital requirements, and the International Association of Insurance Supervisors, a coordinating body of national insurance regulators, is currently evaluating whether the Company or any of its insurance subsidiaries should be designated a “global systemically important insurer”, which designation would also subject us to increased capital requirements.

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

Developments in the regulation of derivatives may create additional burdens on the Company.

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

Item 1A. Risk Factors (continued)

MBIA Insurance Corporation expects to register with the CFTC as a major swap participant and on an ongoing basis will be required to comply with the CFTC’s business conduct rules as applied to portfolios in place prior to the enactment of the Dodd-Frank Act. As further rules are enacted we expect to seek exemptions from certain of the rules that we do not believe we will be able to comply with, including capital requirements. Depending on the timing of the enactment of the SEC registration and reporting framework, and the enactment of other final SEC rules, MBIA Insurance Corporation may also be required to register with the SEC as a major swap participant.

Because the CFTC and SEC have not yet issued final rules establishing capital requirements for major swap participants, the ultimate impact of such requirements on the Company is not yet clear. However, to the extent that the Company becomes subject to significant additional capital requirements, it is unlikely that the Company will be able to meet those standards.

General Risk Factors

Private litigation claims could materially adversely affect our reputation, business, results of operations and financial condition.

As further set forth in “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K, the Company is named as a defendant in a number of litigations. In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings brought on behalf of various classes of claimants, including counterparties in various transactions. Although the Company intends to vigorously defend against the aforementioned actions and against other potential actions, an adverse ultimate outcome in these actions could result in a loss and have a material adverse effect on our reputation, business, results of operations or financial condition.

Ownership Change under Section 382 of the Internal Revenue Code can have adverse tax consequences.

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

Any impairment in the Company’s future taxable income can materially affect the recoverability of our deferred tax assets.

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

A different view of the Internal Revenue Service from our current tax treatment of realized losses relating to insured CDS contracts can adversely affect our financial position.

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

The Company is dependent on key executives and the loss of any of these executives, or its inability to retain other key personnel, could adversely affect its business.

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

Item 2. Properties

A wholly-owned subsidiary of National owns the 280,729 square foot office building on approximately 38 acres of property in Armonk, New York, in which the Company, National, MBIA Corp., Cutwater and Optinuity have their headquarters. The Company also has offices with approximately 25,500 square feet of rental space in New York, New York; San Francisco, California; Paris, France; Madrid, Spain; Mexico City, Mexico; and London, England. Cutwater has 10,383 square feet of office space in Denver, Colorado. The Company generally believes that these facilities are adequate and suitable for its current needs.

Item 3. Legal Proceedings

For a discussion of the Company’s litigation and related matters, see “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8. In the normal course of operating its businesses, MBIA Inc. may be involved in various legal proceedings. As a courtesy, the Company posts on its website under the section “Legal Proceedings,” selected information and documents in reference to selected legal proceedings in which the Company is the plaintiff or the defendant. The Company will not necessarily post all documents for each proceeding and undertakes no obligation to revise or update them to reflect changes in events or expectations. The complete official court docket can be publicly accessed by contacting the clerk’s office of the respective court where each litigation is pending.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 21, 2013 there were 762 shareholders of record of the Company’s common stock. The Company did not pay cash dividends on its common stock during 2012 or 2011. For information on the ability for certain subsidiaries of the Company to transfer funds to the Company in the form of cash dividends or otherwise, see “Item 1. Business—Insurance Regulation” in this annual report.

The high and low sales stock prices with respect to the Company’s common stock for the last two years are presented below:

	2012		2011
	Stock Price		Stock Price
Quarter Ended	High	Low	High	Low
March 31	$13.50	$9.26	$14.96	$9.64
June 30	10.83	8.04	10.98	7.57
September 30	12.00	8.67	10.36	5.99
December 31	11.16	6.78	12.65	6.47

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program.

Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to support our liquidity and maintain the claims-paying ratings of MBIA Corp. and National as well as other business needs. As of December 31, 2012, the Company repurchased 56.7 million shares under the program at an average price of $17.24 per share and $23 million remained available under the $1 billion share buyback program.

The table below presents repurchases made by the Company in each month during the fourth quarter of 2012. See “Note 16: Long-term Incentive Plans” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 for a further discussion on long-term incentive plans.

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions) (2)
October	758	$10.22	—	$23
November	7,053	7.25	—	23
December	3,209	8.19	—	23

(1)—868 shares were repurchased by the Company in open market transactions for settling awards under the Company’s long-term incentive plans and 10,152 shares were purchased in open market transactions as an investment in the Company’s non-qualified deferred compensation plan.

(2)—On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program.

As of December 31, 2012, 277,405,039 shares of Common Stock of the Company, par value $1 per share, were issued and 195,671,509 shares were outstanding.

Stock Performance Graph The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Index (“S&P 500 Index”) and the S&P 500 Financials Sector Index (“S&P Financials Index”) for the last five fiscal years. The graph assumes a $100 investment at the closing price on December 31, 2007 and reinvestment of dividends in the security/index on the respective dividend payment dates without commissions. This graph does not forecast future performance of our common stock.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

	2007	2008	2009	2010	2011	2012
MBIA Inc. Common Stock	100.00	21.85	21.36	64.36	62.21	41.87
S&P 500 Index	100.00	63.00	79.68	91.68	93.61	106.79
S&P Financials Index	100.00	44.73	52.44	58.82	48.81	62.06

Source: Bloomberg Finance L.P.

Item 6. Selected Financial Data

In millions except per share amounts	2012	2011	2010	2009	2008
Summary Statement of Operations Data:
Premiums earned	$605	$605	$594	$746	$850
Net investment income	214	383	457	568	1,381
Net change in fair value of insured derivatives	1,464	(2,812)	(769)	1,484	(2,220)
Net gains (losses) on financial instruments at fair value and foreign exchange	55	(99)	88	225	(517)
Net investment losses related to other-than- temporary impairments	(105)	(101)	(64)	(361)	(959)
Revenues of consolidated variable interest entities	134	392	364	(19)	157
Total revenues	2,435	(1,557)	894	2,954	(857)
Losses and loss adjustment expenses	50	(80)	232	864	1,318
Operating expenses	381	308	290	315	304
Interest expense	284	300	325	374	1,017
Expenses of consolidated variable interest entities	72	91	83	102	157
Total expenses	837	682	989	1,737	2,871
Income (loss) before income taxes	1,598	(2,239)	(95)	1,217	(3,727)
Net income (loss)	1,234	(1,319)	53	634	(2,673)
Net income (loss) available to common shareholders	1,234	(1,319)	53	623	(2,673)
Net income (loss) per common share:
Basic	$6.36	$(6.69)	$0.26	$2.99	$(12.11)
Diluted	$6.33	$(6.69)	$0.26	$2.99	$(12.11)
Summary Balance Sheet Data:
Fixed-maturity investments	$5,172	$7,015	$9,669	$9,888	$11,438
Short-term investments	669	1,571	2,070	2,688	4,693
Other investments	21	107	188	255	220
Derivative assets	4	2	4	866	911
Total assets of consolidated variable interest entities	8,334	10,893	14,138	4,312	4,800
Total assets	21,724	26,873	32,279	25,701	29,030
Unearned premium revenue	2,938	3,515	4,145	4,955	3,424
Loss and loss adjustment expense reserve	853	836	1,129	1,580	1,558
Investment agreements	944	1,578	2,005	2,726	4,667
Medium-term notes	1,598	1,656	1,740	2,285	4,198
Long-term debt	1,662	1,840	1,851	2,224	2,051
Derivative liabilities	2,934	5,164	4,617	4,594	6,471
Total liabilities of consolidated variable interest entities	7,286	9,883	13,055	3,640	4,785
Total equity	3,194	1,723	2,846	2,607	1,022
Book value per share	$16.22	$8.80	$14.18	$12.66	$4.78
Insurance Statistical Data:
Debt service outstanding	$679,074	$840,078	$1,025,031	$1,166,193	$1,274,531
Gross par amount outstanding	449,487	551,721	672,878	767,232	841,480

Item 6. Selected Financial Data (continued)

Quarterly Financial Information (unaudited):

	2012
In millions except per share amounts	First	Second	Third	Fourth	Full Year (1)
Premiums earned	$137	$171	$155	$142	$605
Net investment income	62	60	50	42	214
Net change in fair value of insured derivatives	299	775	(21)	411	1,464
Net gains (losses) on financial instruments at fair value and foreign exchange	(19)	(6)	7	73	55
Net investment losses related to other-than-temporary impairments	(94)	(3)	(8)	—	(105)
Revenues of consolidated variable interest entities	(10)	16	77	51	134
Total revenues	383	1,039	281	732	2,435
Losses and loss adjustment expense	97	62	171	(280)	50
Operating expenses	158	78	72	73	381
Interest expense	73	71	69	71	284
Expenses of consolidated variable interest entities	21	18	18	15	72
Total expenses	362	244	338	(107)	837
Income (loss) before income taxes	21	795	(57)	839	1,598
Net income (loss)	10	581	7	636	1,234
Net income (loss) per common share:
Basic	$0.05	$2.99	$0.04	$3.27	$6.36
Diluted	$0.05	$2.98	$0.04	$3.26	$6.33

(1)—May not cross-foot due to rounding.

	2011
In millions except per share amounts	First	Second	Third	Fourth	Full Year (1)
Premiums earned	$137	$149	$176	$143	$605
Net investment income	114	95	92	84	383
Net change in fair value of insured derivatives	(1,776)	(75)	723	(1,682)	(2,812)
Net gains (losses) on financial instruments at fair value and foreign exchange	(24)	(103)	13	15	(99)
Net investment losses related to other-than-temporary impairments	(13)	(20)	(11)	(57)	(101)
Revenues of consolidated variable interest entities	(90)	41	110	328	392
Total revenues	(1,607)	98	1,120	(1,167)	(1,557)
Losses and loss adjustment expense	(36)	50	190	(285)	(80)
Operating expenses	75	75	76	83	308
Interest expense	75	75	75	75	300
Expenses of consolidated variable interest entities	25	22	22	22	91
Total expenses	156	245	375	(93)	682
Income (loss) before income taxes	(1,763)	(147)	745	(1,074)	(2,239)
Net income (loss)	(1,274)	137	444	(626)	(1,319)
Net income (loss) per common share:
Basic	$(6.37)	$0.69	$2.27	$(3.23)	$(6.69)
Diluted	$(6.37)	$0.68	$2.26	$(3.23)	$(6.69)

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

•	failure to obtain regulatory approval to implement our risk reduction and liquidity strategies;

•	the possibility that loss reserve estimates are not adequate to cover potential claims;

•	the risk that MBIA Insurance Corporation will be placed in a rehabilitation or liquidation proceeding by the New York State Department of Financial Services (“NYSDFS”);

•	our ability to access capital and our exposure to significant fluctuations in liquidity and asset values within the global credit markets, in particular within our asset/liability products segment;

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

•	the possibility that unprecedented fiscal stress will result in credit losses or impairments on obligations of state and local governments that we insure;

•	changes in the Company’s credit ratings;

•

competitive conditions for bond insurance, including potential entry into the public finance market of additional insurers of municipal bonds, and changes in the demand for financial guarantee insurance;

•	the effects of governmental regulation, including insurance laws, securities laws, tax laws, legal precedents and accounting rules; and

•	uncertainties that have not been identified at this time.

The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K. In addition, refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a discussion of certain risks and uncertainties related to our financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

MBIA operates one of the largest financial guarantee insurance businesses in the industry and is a provider of asset management advisory services. These activities are managed through three business segments: U.S. public finance insurance; structured finance and international insurance; and advisory services. Our U.S. public finance insurance business is primarily operated through National, our structured finance and international insurance business is operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and our asset management advisory services business is primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). We also manage certain business activities through our corporate, asset/liability products, and conduit segments. Our corporate segment includes revenues and expenses that arise from general corporate activities. Funding programs managed through our asset/liability products and conduit segments are in wind-down.

During 2012, our businesses continued to maintain adequate liquidity to meet their payment obligations despite minimal collections of recoveries in connection with ineligible mortgage loans in our insured RMBS securitizations. As of December 31, 2012, National and MBIA Corp. had $419 million and $345 million, respectively, of total liquidity without regard to investments in their subsidiaries. Total liquidity within our insurance businesses includes cash and short-term investments, as well as other assets that are readily available for liquidity purposes. Liquidity of MBIA consists of the liquidity positions of the Company’s corporate segment and asset/liability products segment. As of December 31, 2012, MBIA had liquidity of $239 million comprising cash and liquid assets of $170 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $69 million not pledged directly as collateral for its asset/liability products segment. As of December 31, 2011, MBIA had $386 million of cash and liquid assets comprising $226 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $160 million not pledged directly as collateral for its asset/liability products segment. A detailed discussion of the Company’s liquidity position is presented within the “Liquidity” section herein.

The absence of Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) highest ratings has adversely impacted our ability to write new insurance business and the premiums we can charge, and could diminish the future acceptance of our financial guarantee insurance products. As of December 31, 2012, National was rated BBB with a developing outlook by S&P and Baa2 with a negative outlook by Moody’s.

Economic and Financial Market Trends

We believe economic conditions during 2012 improved in the U.S. despite uncertainty over the outcomes of the Presidential election and the “fiscal cliff”. Although the U.S. Gross Domestic Product contracted in the fourth quarter of 2012, it grew faster in 2012 compared with 2011 bolstered by an improving job market, rising housing prices and lower fuel costs. The Federal Reserve’s fourth quantitative easing announced in December should help to keep interest and mortgage rates low, which should help to extend the momentum in the housing market and lend a boost to the consumer market in 2013. While Washington has recently addressed the income and payroll tax rate issues, the outcome on spending cuts, the debt ceiling and the federal budget will undoubtedly cause uncertainty in the business and consumer segments of our economy. Europe enters 2013 in a recession; however, financial conditions there have begun to stabilize. All considered, we believe the U.S. is in a better position than a year ago, but global growth remains sluggish and Congress must address an unclear fiscal policy. MBIA’s business outlook should be viewed against this backdrop since these are some of the key economic conditions which, together with the ineligibility of mortgage loans supporting our insured RMBS transactions, realized losses on insured credit derivatives and the volatility of unrealized gains and losses on our insured credit derivatives, significantly impact our financial results.

MBIA’s Business Outlook

Our financial results, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been extremely volatile since the fourth quarter of 2007 primarily as a result of unrealized gains and losses from fair valuing our insured credit derivatives.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

We do not believe that the volatility caused by these unrealized gains and losses on our insured derivatives reflects the underlying economics of our business, and we fully expect that our reported financial results will remain volatile and uncertain during 2013 as a result of actual and perceived future performance of our insured credit derivatives and the perception of MBIA’s credit risk. Our economic performance may also be volatile depending on changes in our loss estimates based on changes in macroeconomic conditions in the U.S. and abroad and deviations in collateral performance from our expectations.

The reference herein to “ineligible” mortgage loans refers to those mortgage loans that the Company believes failed to comply with the representations and warranties made by the sellers/servicers of the securitizations to which those mortgage loans were sold (including mortgage loans that failed to comply with the related underwriting criteria), based on the Company’s assessment of such mortgage loans’ compliance with such representations and warranties, which included information provided by third-party review firms. The sellers/servicers have contractual obligations to cure, repurchase or replace such ineligible mortgage loans. These expected recoveries are generally referred to as “put-backs”, and are calculated based on the Company’s assessment of a range of possible collection outcomes. The Company’s assessment of the ineligibility of individual mortgage loans has been challenged by the sellers/servicers of the securitizations in litigation and there is no assurance that the Company’s determinations will prevail.

Our business and financial results have been significantly influenced by a number of factors including, but not limited to, the following. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a discussion of significant risks and uncertainties that could affect amounts reported in the Company’s financial statements in future periods.

•

Our expected liquidity and capital forecast for MBIA Corp. for 2013 reflects adequate resources to pay expected claims. However, there is a significant risk to this forecast as our forecast assumes a settlement with Bank of America including a commutation of insured CMBS exposure, as well as a collection of a substantial portion of MBIA’s RMBS recovery recorded against Bank of America and its subsidiary Countrywide Home Loans, Inc. (“Countrywide”). We believe that a settlement will occur timely because we believe a comprehensive settlement is in the best interests of MBIA Corp. and Bank of America. If, however, MBIA Corp. is not able to reach a comprehensive settlement with Bank of America and Bank of America’s subsidiary, Merrill Lynch, presents substantial claims on its policies covering CMBS pools, MBIA Corp. may have insufficient resources to cover Bank of America’s claims. While no claims have been made on these CMBS exposures to date, given the significant erosion of the deductible in some of the underlying insured credit default swaps (“CDS”), we expect that Bank of America and its subsidiary Merrill Lynch will have the ability to make a claim in the near term. Refer to “RMBS Recoveries and Insured CMBS Portfolio” below for additional information. In addition, Bank of America/Merrill Lynch, is also one of two remaining plaintiffs in the litigation challenging the establishment of National (“Transformation Litigation”), and developments in this litigation may impact the amount MBIA ultimately collects in a comprehensive settlement. While we believe it is more likely than not that a settlement will be reached, which would alleviate its liquidity risk, there can be no assurance such a settlement will be reached timely on mutually acceptable terms. As a result of the risk that MBIA may not reach a settlement with Bank of America within a reasonable period of time, MBIA Corp. could be placed in a rehabilitation or liquidation proceeding by the NYSDFS (an “MBIA Corp. Proceeding”). Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for information about the impact of an MBIA Corp. Proceeding.

•

For 2012, we estimated an additional $898 million of credit losses and loss adjustment expense (“LAE”) related to our insured CMBS exposure. This additional amount reflects the deterioration within some transactions. While aggregate average debt service coverage in transactions in our aggregate current portfolio remains satisfactory, some loans show signs of significant financial distress. Ultimate loss rates remain uncertain, and we have recorded additional impairments on our insured CMBS portfolio every quarter since the beginning of 2010 as our anticipated economic losses have increased during that time period. It is possible that we will experience severe losses or liquidity needs due to increased deterioration in our insured CMBS portfolio or our failure to commute these policies, primarily on the Bank of America/Merrill Lynch CMBS pools originally insured in 2006 and 2007 primarily referencing BBB and lower rated collateral described below under “RMBS Recoveries and Insured CMBS Portfolio”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

•

In 2012, MBIA Corp. commuted $13.4 billion of gross insured exposure, primarily comprising structured CMBS pools, CRE CDOs, investment grade corporate CDOs, ABS CDOs, and subprime RMBS transactions. In consideration for the commutation of insured transactions, the Company has made and may in the future make payments to the counterparties, the amounts of which, if any, may be less than or greater than any statutory loss reserves established for the respective transactions. The Company enters into commutations in the ordinary course of its business and generally does not intend to make contemporaneous disclosures regarding any such transactions regardless of the amounts paid to effect such commutations in relation to the statutory loss reserves established for the respective transactions. In the fourth quarter of 2012, MBIA Corp. agreed with a credit default swap (“CDS”) counterparty on a commutation of certain potentially volatile policies insuring ABS CDO, structured CMBS pools and CRE CDO transactions. The agreement was subject to the approval by the NYSDFS of a request to draw on a secured loan from National to MBIA Insurance Corporation (“National Secured Loan”), in order to finance the commutation, as well as the receipt by MBIA Corp. of confirmation from the NYSDFS of its non-disapproval of the commutation. MBIA Corp. requested the NYSDFS to confirm its non-disapproval of the commutation and for approval of a loan under the National Secured Loan or for approval of an alternative financing structure to finance the commutation. Subsequent to December 31, 2012, those requests were denied. The Company’s ability to commute insured transactions is limited by available liquidity, including the availability of intercompany loans under the National Secured Loan and the use of other available financing structures and liquidity, all of which could be subject to regulatory approval by the NYSDFS. There can be no assurance that the Company will be able to fund further commutations by borrowing from National or otherwise.

•

The pending litigation challenging the establishment of National has constrained our ability to establish high stable ratings and generate new U.S. public finance financial guarantee insurance business. We do not expect to write significant new financial guarantee insurance business prior to an upgrade of National’s insurance financial strength ratings. We expect that once the pending litigation is resolved and MBIA Insurance Corporation repays the National Secured Loan, we will seek to obtain higher ratings for National. Our ability to achieve these ratings is subject to rating agency criteria in effect at that time, including qualitative and quantitative factors, and the timing of any such upgrade is uncertain. There is no assurance that we will prevail in the pending litigation or be able to achieve such ratings. While there are currently two bond insurers actively engaged in the market, one of which was recently established, we have observed other new competitors indicating an interest in entering the bond insurance market and continue to consider strategies for launch. We will continue to monitor the impact that new market participants may have on our ability to compete in the U.S. public finance insurance market in the future. Failure by the Company to favorably resolve this litigation could have a material adverse effect on its future business, results of operations, financial condition or cash flows. Refer to “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a detailed discussion of the lawsuits filed by and against the Company.

•

Our U.S. public finance insured portfolio, in National, continues to perform as expected. We did experience increased stress in this portfolio in 2012 as a portion of the obligations that we insure were issued by some of the state and local governments that continue to remain under extreme financial and budgetary stress. This financial stress on such states and municipalities could lead to an increase in defaults on the payment of their obligations and losses or impairments on a greater number of insured transactions in the future.

RMBS Recoveries and Insured CMBS Portfolio

MBIA Corp. has repurchase claims against sellers/servicers of RMBS securitizations related to sellers’/servicers’ improper inclusion of ineligible mortgage loans in MBIA-insured securitizations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

We believe that, based on the strength of our contract claims, multiple positive court rulings in our favor, and the exceptionally high level of ineligible mortgage loans in our insured transactions, we are entitled to collect and/or assert a claim for the full amount of our incurred loss related to these ineligible mortgage loans and interest. However, our financial statements reflect that we may ultimately collect less than our cumulative incurred loss due to a variety of factors including the risks inherent in litigation, the possibility of legal settlements with some or all of the sellers/servicers, and the risk that one or more of the sellers/servicers will not be able to honor any claims or judgments that we secure against them. As of December 31, 2012, we recorded $3.6 billion of put-back recoveries related to sellers’/servicers’ contractual obligations to cure, repurchase or replace ineligible mortgage loans. Our cumulative incurred loss related to ineligible mortgage loans totaled $5.1 billion as of December 31, 2012. We are entitled to collect interest on amounts paid. We may further discount our expected put-back recoveries in the future based on a review of the creditworthiness of the sellers/servicers. We have recorded our largest repurchase claims related to liabilities of Bank of America as a result of its acquisition of Countrywide.

Bank of America and its subsidiary Merrill Lynch also hold a significant amount of our remaining insured CMBS exposures, including the majority of the $6.0 billion of pools originally insured in 2006 and 2007 primarily referencing BBB and lower rated collateral (for a discussion of our insured CMBS pool exposure, see “Results of Operations—Commercial Real Estate Pool and CRE CDOs”). A new recession may result in increased delinquencies, higher levels of liquidations of delinquent loans and/or severities of loss upon liquidation. Although we have also seen stabilization in the delinquency rate over the past several months, loan modifications and extensions granted by the special servicers for these CMBS loans and increased liquidations have contributed to the stabilization. The special servicers are responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process with the objective of maximizing proceeds for all bondholders by avoiding or minimizing loan level losses. While the Company has estimated credit impairments or recorded loss reserves for the CMBS exposures, no material claims have been made to date. It is possible that we will experience severe losses and/or liquidity needs due to increased deterioration on our insured CMBS portfolio or our failure to commute these policies, primarily on exposures with Bank of America/Merrill Lynch, and in particular if macroeconomic stress escalates. Depending on the amount of such claims and the amounts of claims on other policies issued by MBIA Corp., MBIA Corp. may not have sufficient liquid assets to pay such claims in the absence of a settlement with Bank of America/Merrill Lynch and the commutation of the CMBS exposures held by Bank of America/Merrill Lynch or in the absence of the collection of other substantial put-back recoveries.

Bank of America/Merrill Lynch is also one of the two remaining plaintiffs in the Transformation Litigation. Furthermore, Bank of America and MBIA are also involved in the Consent Solicitation Litigation described below under “The Consent Solicitation”. As a result, the amount we may ultimately collect from Bank of America/Countrywide on their RMBS put-back obligations in any litigation settlement could be impacted by potential commutation payments on their CMBS exposures and developments in the Transformation Litigation and the Consent Solicitation Litigation. Likewise, our ability to commute the Bank of America CMBS exposures may be impacted by developments in the put-back litigation with these entities, the Transformation Litigation and the Consent Solicitation. There can be no assurance that any such settlement or commutation will occur or that any such settlement or commutation, if it occurred, would be consummated within the estimates of expected recoveries or loss payments associated with these exposures that are recorded in our consolidated financial statements. Refer to “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a detailed discussion of the lawsuits filed by and against the Company.

We have also recorded substantial recoveries related to put-backs against two wholly-owned subsidiaries of Residential Capital, LLC (“ResCap”), GMAC Mortgage, LLC (“GMAC”) and Residential Funding Company, LLC (“RFC”), whose ultimate parent company is Ally Financial Inc. On May 14, 2012, ResCap, RFC and GMAC each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In the second quarter of 2012, as a result of the bankruptcy filings, MBIA reassessed its expected recoveries from GMAC and RFC and developed new probability-weighted scenarios. The revised scenarios are based on the following facts: a) we have a direct contractual relationship with GMAC and RFC related to our put-back claims; b) our claims against GMAC and RFC are based on a breach of contract and fraud which have withstood motions to dismiss; and c) we submitted expert reports in the RFC litigation which confirm a substantial degree of ineligible mortgage loans in MBIA insured securitizations and damages as a result thereof.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

Accordingly, the Company has modeled scenario-based recoveries which are founded upon the strength of these claims as well as a range of estimated assets available to ResCap unsecured creditors, and as a result, our expected recoveries from GMAC and RFC have been reduced by approximately 5% since December 31, 2011. These outcomes are based upon information that was available to the Company as of the filing date. A more detailed discussion of potential recoveries is presented within “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements.

Additionally, as of December 31, 2012, we recorded expected receipts of $906 million (on a present value basis) from excess spread (the difference between interest inflows on assets and interest outflows on liabilities) in our second-lien RMBS transactions, in reimbursement of our past and future expected claims. Of this amount, $780 million is included in “Insurance loss recoverable” and $126 million is included in “Loss and loss adjustment expense reserves”. The amount of excess spread depends on future interest rates, borrower refinancing and defaults. There can be no assurance that the $906 million will be received in its entirety.

The Consent Solicitation

As a result of the risks facing MBIA Corp., during the fourth quarter of 2012, MBIA successfully completed a consent solicitation pursuant to which we received the consent of MBIA Inc. senior noteholders to amend the indentures pursuant to which the senior notes were issued to substitute National Public Finance Guarantee Corporation for MBIA Insurance Corporation in the definition of “Restricted Subsidiary” and “Principal Subsidiaries” in the respective indentures, which provide that an insolvency proceeding with respect to a Restricted or Principal Subsidiary, as the case may be, that remains in place for a specified period of time constitutes an event of default, which would likely result in the acceleration of the senior notes. In addition, we repurchased approximately $172 million of the outstanding principal amount of the notes issued under the Senior Indenture, dated as of November 24, 2004, by and between the Company and the Bank of New York (as supplemented by the first Supplemental Indenture, dated as of November 24, 2004, and the Second Supplemental Indenture, dated as of November 21, 2012 (the “Second Supplemental Indenture”) (collectively, the “2004 Indenture”)), governing the Company’s $329 million principal amount of notes (the “2004 Notes”), in privately negotiated seller initiated reverse inquiry transactions directly from holders that had consented pursuant to the consent solicitation.

The purpose of the consent solicitation was to avoid the risk of a substantial value erosion of the Company in the event of an MBIA Insurance Corporation rehabilitation or liquidation. In addition, by removing this risk, we believe the Company’s credit standing should improve over time and improve its ability to raise capital in the future, each of which we believe would inure to the benefit of shareholders and creditors. See “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for a detailed description of the risks associated with MBIA Insurance Corporation being placed in a rehabilitation or liquidation proceeding.

On December 13, 2012, the Company received a letter from Blue Ridge Investments, L.L.C., a subsidiary of Bank of America, addressed to the Company and The Bank of New York Mellon (the “Trustee”) in its capacity as the trustee under the 2004 Indenture. The letter purports to be a “Notice of Default” under Section 501(3) of the 2004 Indenture (“Purported Notice of Default”) and alleges that the Second Supplemental Indenture was executed without the requisite consent of holders of the 5.70% Notes required by the 2004 Indenture. Pursuant to the 2004 Indenture, if a default continues for a period of 60 days after notice, then the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 5.70% Notes may declare the principal amount of the 5.70% Notes to be due and payable immediately.

In addition, pursuant to the Indenture, dated as of August 1, 1990 (as supplemented and amended, the “1990 Indenture”), governing the Company’s 6.40% Senior Notes due 2022, 7.00% Debentures due 2025, 7.15% Debentures due 2027 and 6.625% Debentures due 2028 (collectively, the “1990 Notes”), any acceleration of the amount due under the 2004 Indenture that is not discharged or cured, waived, rescinded or annulled within ten days after notice from the trustee of the 1990 Indenture or holders of not less than 25% aggregate principal amount of the 1990 Notes (treated as one class) would constitute an event of default under the 1990 Indenture and either the trustee of the 1990 Indenture or the holders of not less than 25% in aggregate principal amount of the 1990 Notes then outstanding (treated as one class) may declare the entire principal of the 1990 Notes then outstanding and interest accrued thereon to be due and payable immediately.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

On December 17, 2012, the Company sent the Trustee a letter advising the Trustee that the Purported Notice of Default is meritless and has no force or effect under the 2004 Indenture, directing the Trustee to take no action in furtherance of the Purported Notice of Default, and advising the Trustee that the Company intends to take any and all necessary and appropriate actions to enforce the Second Supplemental Indenture. In addition, on February 7, 2013, the Company filed a complaint for declaratory and injunctive relief seeking, among other things, a declaration that the Purported Notice of Default is invalid. While the Company believes the Purported Notice of Default is meritless, there can be no assurances that the Company will successfully contest its validity, or that the holders of the 1990 Notes will not declare an event of default under the 1990 Indenture on the basis of any purported acceleration of the 2004 Notes prior to resolution of the Company’s action for declaratory and injunctive relief. If the Company is unable to repay the 2004 Notes or the 1990 Notes in the event it is not ultimately successful in contesting the validity of the Purported Notice of Default and any subsequent acceleration, the Trustee or holders of the 2004 Notes or the 1990 Notes would likely exercise their rights as creditors to force repayment and the Company would have an immediate need to pursue other alternatives, including, if the Company is not successful in pursuing out-of-court alternatives, the filing for protection under applicable insolvency laws. For a complete description of the litigation around the Consent Solicitation, see “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

On December 13, 2012, Bank of America Corporation filed suit against the Company and the Trustee alleging that the Company tortiously interfered with Bank of America Corporation’s tender offer to buy all of the 2004 Notes and seeking a permanent injunction against the implementation of the Second Supplemental Indenture and money damages. Bank of America filed an amended complaint on February 19, 2013. The Company believes it has strong defenses and intends to defend against this lawsuit vigorously, but the outcome of this matter is inherently uncertain. If Bank of America Corporation prevails and the Second Supplemental Indenture is deemed by a court to not have been effective, then an MBIA Insurance Corporation rehabilitation or liquidation proceeding would constitute an event of default under the 2004 Indenture, which, unless remedied, could result in the acceleration under the 1990 Indenture. See “Risk Factors—Capital, Liquidity and Market Related Factors—The Company has received a Purported Notice of Default under the 2004 Indenture” in Part 1A of this annual report on Form 10-K for a detailed discussion of the risks associated with this lawsuit. Though the Company believes there is no merit to the aforementioned Notice of Default, if the Company were found to be in default, and not cure the default within 60 days after notice, it could lead to an acceleration of the maturity of the Company’s 2004 Notes and a cross-default of its other indebtedness, which could be materially adverse to our business prospects, and results of operations and financial condition in the future. As of the date of this report, the Company has not received a notice of acceleration of the 2004 Notes.

Financial Highlights

For the year ended December 31, 2012, we recorded consolidated net income of $1.2 billion or $6.33 per diluted share compared with a consolidated net loss of $1.3 billion or $6.69 per diluted share, for 2011 and consolidated net income of $53 million or $0.26 per diluted share for 2010.

We also use adjusted pre-tax income (loss), a non-GAAP measure, to supplement our analysis of our periodic results. We consider adjusted pre-tax income (loss) a fundamental measure of periodic financial performance, which we believe is useful for an understanding of our results. Adjusted pre-tax income (loss) adjusts GAAP pre-tax income (loss) to remove the effects of consolidating insured variable interest entities (“VIEs”) and gains and losses related to insured credit derivatives, which we believe will reverse over time, as well as to add in changes in the present value of insurance claims we expect to pay on insured credit derivatives based on our ongoing insurance loss monitoring. Adjusted pre-tax income (loss) is not a substitute for and should not be viewed in isolation of GAAP pre-tax income (loss), and our definition of adjusted pre-tax income (loss) may differ from that used by other companies. Refer to the following “Results of Operations” section for a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss).

For the year ended December 31, 2012, consolidated adjusted pre-tax loss was $708 million compared with adjusted pre-tax losses of $497 million and $377 million for 2011 and 2010, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

Our consolidated shareholders’ equity was $3.2 billion as of December 31, 2012 compared with $1.7 billion as of December 31, 2011. The increase was primarily the result of unrealized gains on insured derivatives driven by commuting derivative liabilities at prices below their fair values, the effects of MBIA’s nonperformance risk on its derivative liabilities and the result of favorable movements in spreads and pricing on collateral. Our consolidated book value per share as of December 31, 2012 was $16.22 compared with $8.80 as of December 31, 2011.

In addition to book value per share, we also analyze adjusted book value (“ABV”) per share, a non-GAAP measure. We consider ABV a measure of fundamental value of the Company and the change in ABV an important measure of financial performance. ABV adjusts GAAP book value to remove the impact of certain items which the Company believes will reverse over time through the GAAP statements of operations, as well as to add in the impact of certain items which the Company believes will be realized in GAAP book value in future periods. The Company has limited such adjustments to those items that it deems to be important to fundamental value and performance and which the likelihood and amount can be reasonably estimated. ABV assumes no new business activity. We have presented ABV to allow investors and analysts to evaluate the Company using the same measure that MBIA’s management regularly uses to measure financial performance and value. ABV is not a substitute for and should not be viewed in isolation of GAAP book value, and our definition of ABV may differ from that used by other companies. Refer to the following “Results of Operations” section for a further discussion of ABV and a reconciliation of GAAP book value per share to ABV per share.

As of December 31, 2012, ABV per share was $30.68, down from $34.50 as of December 31, 2011.

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

Loss and Loss Adjustment Expense Reserves

Loss and LAE reserves are established by loss reserve committees in each of our major operating insurance companies (National, MBIA Insurance Corporation, and MBIA UK Insurance Limited) and reviewed by our executive Loss Reserve Committee, which consists of members of senior management. Loss and LAE reserves include case basis reserves and accruals for LAE incurred with respect to non-derivative financial guarantees. Case basis reserves represent our estimate of expected losses to be paid under insurance contracts, net of potential recoveries, on insured obligations that have defaulted or are expected to default. These reserves require the use of judgment and estimates with respect to the occurrence, timing and amount of paid losses and recoveries on insured obligations. Given that the reserves are based on such estimates and assumptions, there can be no assurance that the actual ultimate losses will not be greater than or less than such estimates resulting in the Company recognizing additional or reversing excess loss and LAE reserves through earnings.

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

The fair value pricing of assets and liabilities is a function of many components which include interest rate risk, market risk, liquidity risk and credit risk. For financial instruments that are internally valued by the Company, as well as those for which the Company uses broker quotes or pricing services, credit risk is typically incorporated by using appropriate credit spreads or discount rates as inputs. Substantially all of the Company’s investments carried and reported at fair value are priced by independent third parties, including pricing services and brokers.

Refer to “Note 7: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and significant inputs.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

The following table presents the fair values of assets and liabilities recorded on our consolidated balance sheets that are classified as Level 3 within the fair value hierarchy as of December 31, 2012 and 2011:

	As of December 31,
In millions	2012	2011
Investments:
State and municipal bonds	$103	$28
Foreign governments	3	11
Corporate obligations	76	207
Mortgage-backed securities:
Residential mortgage-backed non-agency	4	17
Commercial mortgage-backed	28	32
Asset-backed securities:
Collateralized debt obligations	31	60
Other asset-backed	26	317
Equity securities	14	11
Derivative assets:
Interest rate derivatives	5	3
Assets of consolidated VIEs:
Corporate obligations	78	69
Mortgage-backed securities:
Residential mortgage-backed non-agency	6	21
Commercial mortgage-backed	7	22
Asset-backed securities:
Collateralized debt obligations	125	203
Other asset-backed	64	67
Loans receivable	1,881	2,046
Loan repurchase commitments	1,086	1,077
Derivative assets:
Credit derivatives	—	447

Total Level 3 assets at fair value	$3,537	$4,638

Medium-term notes	165	165
Derivative liabilities:
Credit derivatives	2,921	4,790
Interest rate derivatives	4	—
Currency derivatives	1	—
Liabilities of consolidated VIEs:
VIE notes	1,932	2,889
Derivative liabilities:
Credit derivatives	—	527
Currency derivatives	21	17

Total Level 3 liabilities at fair value	$5,044	$8,388

Level 3 assets represented approximately 29% of total assets measured at fair value on a recurring basis as of December 31, 2012 and 2011. Level 3 liabilities represented approximately 73% and 77% of total liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, respectively. Refer to “Note 7: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for additional information about assets and liabilities classified as Level 3.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

Valuation allowances are established to reduce deferred tax assets to an amount that more likely than not will be realized. Changes in the amount of a valuation allowance are reflected within our provision for income taxes in our consolidated statements of operations. Determining whether to establish a valuation allowance and, if so, the amount of the valuation allowance requires management to exercise judgment and make assumptions regarding whether such tax benefits will be realized in future periods. All evidence, both positive and negative, needs to be identified and considered in making this determination. Future realization of the existing deferred tax asset ultimately depends on management’s estimate of the future profitability and existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gain) within the carry-forward period available under the tax law. Different estimates than those used by management could result in an increase or decrease of the valuation allowance. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established. As of December 31, 2012 and 2011, the Company’s valuation allowance was $146 million and $236 million, respectively, and relates to realized losses on sales of investments being carried forward as capital losses and impairments of certain assets also characterized as capital losses. Capital losses may only be offset by capital gains and any capital loss not utilized in the year generated can only be carried forward five years. The change in the valuation allowance for the year ended December 31, 2012 was primarily due to realized and unrealized capital gains on investments.

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

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
In millions except for per share amounts	2012	2011	2010
Total revenues (losses)	$2,435	$(1,557)	$894
Total expenses	837	682	989

Pre-tax income (loss)	1,598	(2,239)	(95)
Provision (benefit) for income taxes	364	(920)	(148)

Net income (loss)	$1,234	$(1,319)	$53

Net income (loss) per common share:
Basic	$6.36	$(6.69)	$0.26
Diluted	$6.33	$(6.69)	$0.26

For the year ended December 31, 2012, we recorded consolidated net income of $1.2 billion, or $6.33 per diluted common share, compared with a consolidated net loss of $1.3 billion, or $6.69 per diluted common share, for 2011. Weighted average diluted common shares outstanding totaled 195 million and 197 million for the years ended December 31, 2012 and 2011, respectively. Consolidated total revenues for the year ended December 31, 2012 included $1.5 billion of net gains on insured derivatives compared with $2.8 billion of net losses for 2011. The net gains on insured derivatives in 2012 were principally associated with the reversal of unrealized losses from commutations, the effects of MBIA’s nonperformance risk on its derivative liabilities and the result of favorable movements in spreads and pricing on collateral, partially offset by settlements and claim payments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The net losses on insured derivatives in 2011 principally resulted from favorable changes in the market perception of MBIA Corp.’s credit risk on its derivative liabilities, reduced collateral pricing and collateral erosion, partially offset by the reversal of unrealized losses from settlements prior to maturity and terminations. Consolidated total expenses for the year ended December 31, 2012 included $50 million of net insurance loss and LAE compared with a benefit of $80 million for 2011. The net insurance loss and LAE in 2012 and benefit in 2011 were principally related to our insured RMBS and CMBS exposures.

During the fourth quarter of 2012, we completed an analysis of our deferred income tax balances, and as a result, identified errors to the current and deferred income tax balances. Accordingly, we recorded the impact of these errors, representing a net benefit for income taxes, of approximately $60 million in the fourth quarter of 2012. Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for a discussion of this adjustment.

For the year ended December 31, 2011, we recorded a consolidated net loss of $1.3 billion, or $6.69 per diluted common share, compared with consolidated net income of $53 million, or $0.26 per diluted common share, for 2010. Weighted average diluted common shares outstanding totaled 197 million for the year ended December 31, 2011, down 3% from 2010 as a result of share repurchases by the Company during 2011. Consolidated total revenues for the year ended December 31, 2011 included $2.8 billion of net losses on insured derivatives compared with $769 million of net losses for 2010. The net losses on insured derivatives in 2011 and 2010 principally resulted from favorable changes in the market perception of MBIA Corp.’s credit risk, which resulted in a tightening of the Company’s credit spreads and an improvement in the Company’s recovery rate, and unfavorable changes in spreads/prices of underlying collateral. Consolidated total expenses for the year ended December 31, 2011 included a benefit of $80 million of net insurance loss and LAE compared with an expense of $232 million for 2010. The net insurance benefit in 2011 and loss in 2010 were principally related to our insured RMBS exposure.

Included in our consolidated net income for the year ended December 31, 2012 was $62 million of income before income taxes related to consolidated VIEs, after the elimination of intercompany revenues and expenses, compared with income before income taxes of $301 million and $281 million for 2011 and 2010, respectively. The net effect of consolidated VIEs on our financial results will vary over time as VIEs are consolidated or deconsolidated by the Company, and as the values of consolidated VIE assets and liabilities change.

European Sovereign Debt Exposure

Uncertainties regarding the European sovereign debt crisis have affected the global economy. Outside the U.S., financial guarantee insurance has been used by issuers of sovereign-related and sub-sovereign bonds, structured finance securities, utility debt and financing for public purpose projects, among others. MBIA does not insure any direct European sovereign debt. However, we do insure both structured finance and public finance obligations in select international markets. MBIA’s indirect European sovereign insured debt exposure totaled $8.4 billion as of December 31, 2012 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned entities that are supported by a sovereign state, region or department. Of the $8.4 billion of insured gross par outstanding, $815 million, $692 million, and $256 million related to Spain, Portugal, and Ireland, respectively. The remaining $6.6 billion related to the United Kingdom. We closely monitor our existing insured European portfolios on an ongoing basis. We consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. We also monitor local accounting, regulatory and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. The Company has an immaterial amount of direct and indirect European sovereign debt holdings included in its investment portfolios. A default by one or more sovereign issuers could have an adverse effect on our insured debt exposures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Adjusted Pre-Tax Income

The following table presents our consolidated adjusted pre-tax income (loss) (a non-GAAP measure) and provides a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
In millions	2012	2011	2010
Adjusted pre-tax income (loss)	$(708)	$(497)	$(377)
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	79	(49)	243
Mark-to-market gains (losses) on insured credit derivatives	1,870	(310)	(679)
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	(357)	1,383	(718)

Pre-tax income (loss)	$1,598	$(2,239)	$(95)

For the year ended December 31, 2012, our consolidated adjusted pre-tax loss increased compared with 2011 primarily as a result of an increase in insurance losses and LAE, lower net investment income and an increase in legal and litigation related costs, partially offset by a decrease in impairments on insured credit derivatives.

For the year ended December 31, 2011, our consolidated adjusted pre-tax loss increased compared with 2010 primarily due to an increase in net losses from fair valuing financial instruments within our wind-down operations, lower premiums on insured derivatives as a result of policy commutations and early settlements and lower net investment income, partially offset by a decrease in insurance losses and LAE.

Adjusted Book Value

As of December 31, 2012, ABV per share (a non-GAAP measure) was $30.68, down from $34.50 as of December 31, 2011. The decrease in ABV per share was primarily driven by insurance losses and a significant increase in legal and litigation related costs.

The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

	As of December 31,
In millions except share and per share amounts	2012		2011
Total shareholders’ equity of MBIA Inc.	$3,173		$1,700
Common shares outstanding		195,671,508	193,143,196
Book value per share	$16.22		$8.80
Adjustments for items included in book value per share (after-tax):
Cumulative net loss from consolidating certain VIEs (1)		0.59	0.82
Cumulative unrealized loss on insured credit derivatives		9.70	16.12
Net unrealized (gains) losses included in other comprehensive income		(0.47)	0.85
Adjustments for items not included in book value per share (after-tax):
Net unearned premium revenue (2)(3)		9.92	12.00
Present value of insured derivative installment revenue (4)		0.60	0.86
Cumulative impairments on insured credit derivatives (4)		(4.85)	(3.74)
Deferred acquisition costs		(1.03)	(1.21)

Total adjustments per share		14.46	25.70

Adjusted book value per share	$30.68		$34.50

(1)—Represents the impact on book value per share of consolidated VIEs that are not considered a business enterprise of the Company.

(2)—Consists of financial guarantee premiums and fees.

(3)—The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

(4)—The discount rate on insured derivative installment revenue and impairments was 5% as of December 31, 2012 and 2011.

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

A proposed novation agreement between Financial Guaranty Insurance Company (“FGIC”) and National, whereby FGIC transfers by novation to National all rights and liabilities under each of the policies covered under the FGIC Reinsurance Agreement, is currently pending, see “Part 1, Item 1 Business—Our Insurance Operations” in this annual report on Form 10-K for a detailed description of the approval of this novation.

The following table presents our U.S. public finance insurance segment results for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,			Percent Change
In millions	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net premiums earned	$492	$454	$442	8%	3%
Net investment income	218	216	230	1%	-6%
Fees and reimbursements	6	8	22	-25%	-64%
Realized gains (losses) and other settlements on insured derivatives	1	2	1	-50%	100%
Net gains (losses) on financial instruments at fair value and foreign exchange	121	96	55	26%	75%
Other net realized gains (losses)	—	(31)	—	-100%	n/m

Total revenues	838	745	750	12%	-1%

Losses and loss adjustment	21	4	73	n/m	-95%
Amortization of deferred acquisition costs	103	89	83	16%	7%
Operating	145	77	64	88%	20%

Total expenses	269	170	220	58%	-23%

Pre-tax income	$569	$575	$530	-1%	8%

n/m—Percent change not meaningful.

For the years ended December 31, 2012, 2011 and 2010, we did not write a meaningful amount of U.S. public finance insurance. The lack of insurance writings in our U.S. public finance segment reflects the insurance financial strength credit ratings assigned to National by major ratings agencies and the impact of litigation over the formation of National in 2009. We do not expect to write a material amount of new business prior to an upgrade of our insurance financial strength ratings and market acceptance that such ratings will be stable in the future.

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

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The increase in net premiums earned for the year ended December 31, 2012 compared with 2011 resulted from an increase in refunded premiums earned of $99 million, partially offset by a decrease in scheduled premiums earned of $61 million. The increase in net premiums earned for the year ended December 31, 2011 compared with 2010 resulted from an increase in refunded premiums earned of $64 million, partially offset by a decrease in scheduled premiums earned of $52 million. Scheduled premium earnings decreased in 2012 and 2011 due to the maturity of insured issues within our U.S. public finance portfolio with no material new insurance writings. Additionally, refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of premiums that would have been earned in recent periods.

NET INVESTMENT INCOME The increase in net investment income for 2012 from 2011 was primarily due to interest on the National Secured Loan discussed below. The decrease in net investment income for 2011 from 2010 was primarily due to lower yields on new investment purchases and declining average interest rates on repurchase and reverse repurchase transactions with our asset/liability products segment.

National maintains simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with our asset/liability products segment, which provides yield enhancement to our U.S. public finance insurance investment portfolio as a result of increased net interest earnings from these collective agreements. In addition, the interest income on the National Secured Loan, established in December of 2011, was included in our U.S. public finance net investment income and totaled $103 million for 2012 compared with $4 million for 2011. The National Secured Loan enhances the overall yield of our U.S. public finance insurance investment portfolio as lower yielding investments were sold to fund the amount loaned under this agreement. While interest due on the National Secured Loan is recorded in the period during which it accrues, the payment of interest is currently being deferred. Refer to the “Liquidity” section included herein for additional information about these agreements.

Investment asset balances at amortized cost as of December 31, 2012 and 2011 are presented in the following table:

	December 31, 2012		December 31, 2011
	Investments at	Pre- tax	Investments at	Pre- tax
In millions	Amortized Cost	yield(1)	Amortized Cost	yield(1)
Fixed-income securities:
Tax-exempt	$417	3.98%	$1,067	4.06%
Taxable	2,378	2.98%	2,073	3.89%
Short-term	204	1.17%	641	0.70%

Total fixed-income	2,999	2.99%	3,781	3.40%
Secured loan to an affiliate	1,652		1,130
Other	16		16

Total	$4,667		$4,927

(1)—Estimated yield-to-maturity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The increase in net gains on financial instruments at fair value and foreign exchange for 2012 from 2011 was principally due to realized gains from sales of securities to fund loss payments and from the ongoing management of our U.S. public finance insurance investment portfolio. The increase in 2011 from 2010 was principally due to net gains on sales of investments to fund the National Secured Loan and to re-position National’s investment portfolio.

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

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of December 31, 2012 and 2011:

	December 31,			Percent Change
In millions	2012		2011
Gross loss and LAE reserves		$267	$369	-28%
Expected recoveries on unpaid losses		(108)	(200)	-46%

Loss and LAE reserves	$159		$169	-6%

Insurance loss recoverable	$256		$155	65%
Insurance loss recoverable—ceded (1)	$7		$4	75%
Reinsurance recoverable on paid and unpaid losses	$8		$8	—

(1)—Reported within “Other liabilities” on our consolidated balance sheets.

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves as of December 31, 2011 for one issue that had no expected future claim payments or par outstanding but for which the Company is obligated to pay LAE incurred in prior periods. As of December 31, 2012 and 2011, loss and LAE reserves comprised the following:

$ in millions	Number of Issues(1)		Loss and LAE Reserve			Par Outstanding
	2012	2011	2012		2011	2012	2011
Gross of reinsurance:
Issues with defaults	9	11	$141		$163	$749	$797
Issues without defaults	9	5		18	6	113	26

Total gross of reinsurance	18	16	$159		$169	$862	$823

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,			Percent Change
In millions	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Loss and LAE related to actual and expected payments	$67	$(93)	$555	n/m	-117%
Recoveries of actual and expected payments	(46)	97	(481)	-147%	-120%

Gross losses incurred	21	4	74	n/m	-95%
Reinsurance	—	—	(1)	n/m	-100%

Losses and loss adjustment expenses	$21	$4	$73	n/m	-95%

n/m—Percent change not meaningful.

For 2012, losses and LAE primarily related to multiple lease transactions. For 2011, losses and LAE primarily related to two tax-backed transactions, a toll road transaction and a housing transaction. For 2010, losses and LAE primarily related to three housing transactions, two student loan transactions, a not-for profit transaction and a health care transaction. Additionally, increases in losses and LAE related to actual and expected payments related to a gaming revenue transaction were offset by expected recovery of the full amount of such losses.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the years ended December 31, 2012, 2011 and 2010 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Gross expenses	$145	$77	$64	88%	20%

Amortization of deferred acquisition costs	$103	$89	$83	16%	7%
Operating	145	77	64	88%	20%

Total insurance operating expenses	$248	$166	$147	49%	13%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for the year ended December 31, 2012 compared with 2011 primarily due to increases in legal and litigation related costs. Gross expenses increased for the year ended December 31, 2011 compared with 2010 primarily due to increases in legal and litigation related costs and higher expenses related to support services provided by Optinuity Alliances Resources Corp. (“Optinuity”).

Amortization of deferred acquisition costs increased for the year ended December 31, 2012 compared with 2011 and 2010. These variances were consistent with the amortization of the related unearned premium revenue. Operating expenses increased for the year ended December 31, 2012 compared with 2011 and 2010. These increases were a result of the increases in gross expenses as we did not defer a material amount of policy acquisition costs during 2012, 2011 or 2010.

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

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of December 31, 2012 and 2011. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

	Gross Par Outstanding as of December 31,
In millions	2012		2011
Rating	Amount	%	Amount	%
AAA	$18,518	5.5%	$22,593	5.5%
AA	162,504	48.2%	187,036	45.6%
A	122,743	36.4%	158,958	38.7%
BBB	30,496	9.0%	38,949	9.5%
Below investment grade	2,853	0.9%	2,824	0.7%

Total	$337,114	100.0%	$410,360	100.0%

The credit quality distribution of our U.S. public finance insurance exposure as of December 31, 2012 remained relatively consistent with December 31, 2011. Total U.S. public finance insurance gross par outstanding rated A or above, before giving effect to National’s guarantee, was approximately 90% and gross par outstanding rated below investment grade, before giving effect to National’s guarantee, was less than 1% as of December 31, 2012 and 2011.

Structured Finance and International Insurance

Our structured finance and international insurance business is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. or its subsidiaries are insured by MBIA Corp. If MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including MBIA Global Funding, LLC (“GFL”) and Meridian Funding Company, LLC (“Meridian”), and provides reinsurance to its insurance subsidiaries. MBIA Corp. has also written insurance policies guaranteeing the obligations under CDS contracts of an affiliate, LaCrosse Financial Products, LLC, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS contracts.

MBIA Corp.’s guarantees insure structured finance and asset-backed obligations, bonds and loans used for the financing of projects or other entities located outside of the U.S. that include toll roads, bridges, airports, transportation facilities, utilities and other types of infrastructure projects serving a substantial public purpose, and obligations of sovereign-related and sub-sovereign issuers. Structured finance and ABS typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgage loans, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, and leases and loans for equipment, aircraft and real property.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our structured finance and international insurance segment results for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,			Percent Change
In millions	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net premiums earned	$179	$230	$251	-22%	-8%
Net investment income	28	77	125	-64%	-38%
Fees and reimbursements	146	116	200	26%	-42%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(407)	(2,373)	(163)	-83%	n/m
Unrealized gains (losses) on insured derivatives	1,870	(441)	(607)	n/m	-27%

Net change in fair value of insured derivatives	1,463	(2,814)	(770)	n/m	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	38	69	135	-45%	-49%
Net investment losses related to other-than-temporary impairments	(45)	(62)	(5)	-27%	n/m
Other net realized gains (losses)	1	1	29	—	-97%
Revenues of consolidated VIEs:
Net investment income	53	52	53	2%	-2%
Net gains (losses) on financial instruments at fair value and foreign exchange	8	30	269	-73%	-89%
Other net realized gains (losses)	—	255	(76)	-100%	n/m

Total revenues	1,871	(2,046)	211	n/m	n/m

Losses and loss adjustment	29	(84)	159	-135%	n/m
Amortization of deferred acquisition costs	112	136	145	-18%	-6%
Operating	135	145	133	-7%	9%
Interest	237	138	136	72%	1%
Expenses of consolidated VIEs:
Operating	20	31	27	-35%	15%
Interest	42	43	42	-2%	2%

Total expenses	575	409	642	41%	-36%

Pre-tax income (loss)	$1,296	$(2,455)	$(431)	n/m	n/m

n/m—Percent change not meaningful.

For the years ended December 31, 2012, 2011 and 2010, we did not write a meaningful amount of structured finance and international insurance. In 2012, activity was largely limited to our reinsurance of a financing transaction for a Turkish bank, which closed in the third quarter of 2012. The lack of insurance writings in our structured finance and international insurance segment reflects the impact of the downgrades of MBIA Corp.’s insurance financial strength ratings by the major rating agencies, which occurred in 2008, 2009 and in the fourth quarter of 2012. The Company does not expect to write a material amount of new business prior to an upgrade of the insurance financial strength ratings of MBIA Corp. and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation. Pre-tax income (loss) in each of the periods included in the preceding table was primarily driven by changes in the fair value of our insured credit derivatives, which reflects changes in the market perception of MBIA Corp.’s credit risk.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the adjusted pre-tax income (loss) of our structured finance and international insurance segment, and a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,			Percent Change
In millions	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Adjusted pre-tax income (loss)	$(983)	$(688)	$(692)	43%	-1%
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	52	(74)	222	n/m	-133%
Mark-to-market gain (loss) on insured credit derivatives	1,870	(310)	(679)	n/m	-54%
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	(357)	1,383	(718)	-126%	n/m

Pre-tax income (loss)	$1,296	$(2,455)	$(431)	n/m	n/m

n/m—Percent change not meaningful.

Adjusted pre-tax loss for the year ended December 31, 2012 increased compared with 2011 principally due to a decrease in premiums earned, an increase in insurance losses and LAE, an increase in interest expense from the National Secured Loan that was established in December of 2011 and a decrease on net gains from asset sales, partially offset by decreased impairments on insured credit derivatives.

Adjusted pre-tax loss for the year ended December 31, 2011 decreased compared with 2010 principally due to lower financial guarantee insurance losses, gains from sales of investments, partially offset by lower fee revenue and, to a lesser extent, lower premiums earned and net investment income.

NET PREMIUMS EARNED Our structured finance and international insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts and insured derivative contracts, and certain of those premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned by type of insurance contract for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
In millions	2012	2011	2010
Net premiums earned:
Financial guarantee contracts	$179	$230	$251
Insured derivative contracts (1)	55	101	119
VIEs (eliminated in consolidation)	15	17	41

Total net premiums earned	$249	$348	$411

(1)—Premiums related to insured derivatives are included in “Realized gains (losses) and other settlements on insured derivatives”

on our consolidated statements of operations.

Net premiums earned on non-derivative financial guarantee contracts for the years ended December 31, 2012, 2011 and 2010 are presented in the following table. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues.

	Years Ended December 31,			Percent Change
In millions	2012	2011	2010	2012 vs.2011	2011 vs. 2010
Net premiums earned:
U.S.	$62	$98	$129	-37%	-24%
Non-U.S.	117	132	122	-11%	8%

Total net premiums earned	$179	$230	$251	-22%	-8%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Structured finance and international net premiums earned decreased in 2012 and 2011 due to the maturity and early settlement of insured transactions with no new material insurance writings.

NET INVESTMENT INCOME The decreases in net investment income for 2012 compared with 2011 and 2011 compared with 2010 were primarily due to declining average asset balances in 2012 and 2011 as a result of claim and commutation payments.

MBIA Corp., as lender, maintained a secured lending agreement with our asset/liability products segment (“MBIA Corp. Secured Loan”), which was fully repaid in May 2012. Interest income on this arrangement for the years ended December 31, 2012, 2011 and 2010 was approximately $3 million, $14 million and $30 million, respectively. The decreases in interest income under this facility resulted from lower loan balances in 2012 and 2011 and the repayment of the facility in May 2012. Refer to the “Liquidity” section included herein for additional information about this agreement.

Investment asset balances at amortized cost as of December 31, 2012 and 2011 are presented in the following table:

	December 31, 2012		December 31, 2011
	Investments at	Pre-tax	Investments at	Pre-tax
In millions	Amortized Cost	yield (1)	Amortized Cost	yield (1)
Fixed-income securities:
Tax-exempt	$—	—	$1	5.79%
Taxable	725	1.60%	1,131	3.38%
Short-term	160	1.38%	222	1.46%

Total fixed-income	885	1.56%	1,354	3.07%
Secured loan to an affiliate	—		300
Other	1		7

Total	$886		$1,661

(1)—Estimated yield-to-maturity.

FEES AND REIMBURSEMENTS The increase in fees and reimbursements in 2012 compared with 2011 was primarily due to an increase in waiver and consent fees related to the ongoing management of our structured finance and international insurance business. The decrease in fees and reimbursements in 2011 compared with 2010 was primarily due to the receipt in 2010 of amounts in excess of those which were contractually due to MBIA Corp. upon the termination of a reinsurance agreement as compensation for potential future performance volatility related to reassumed exposures. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums and fees earned related to derivatives and the components of the net change in fair value of insured derivatives for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,			Percent Change
In millions	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net premiums and fees earned on insured derivatives	$57	$104	$119	-45%	-13%
Realized gains (losses) on insured derivatives	(464)	(2,477)	(282)	-81%	n/m

Realized gains (losses) and other settlements on insured derivatives	(407)	(2,373)	(163)	-83%	n/m
Unrealized gains (losses) on insured derivatives	1,870	(441)	(607)	n/m	-27%

Net change in fair value of insured derivatives	$1,463	$(2,814)	$(770)	n/m	n/m

n/m—Percent change not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the year ended December 31, 2012, realized losses on insured derivatives of $464 million resulted primarily from settlements and claim payments on CMBS and ABS transactions. For the years ended 2011 and 2010, realized losses on insured derivatives of $2.5 billion and $889 million, respectively, resulted primarily from settlements and claim payments on multi-sector CDOs and CMBS transactions. The $889 million of payments for the year ended December 31, 2010 was partially offset by $607 million of collections from Channel Re in connection with the commutation of ceded derivative exposure.

For the year ended December 31, 2012, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations, the effects of MBIA’s nonperformance risk on its derivative liabilities and the result of favorable movements in spreads and pricing on collateral within transactions, partially offset by collateral erosion. For the year ended December 31, 2011, unrealized losses on insured derivatives were principally the result of favorable changes in the market perception of MBIA Corp.’s credit risk on its derivative liability, reduced collateral pricing and collateral erosion, partially offset by the reversal of unrealized losses from settlements of contracts prior to maturity and terminations. For the year ended December 31, 2010, unrealized losses on insured derivatives were principally the result of the effect of MBIA’s nonperformance risk on its derivative liability, which resulted from a tightening of its own credit spreads and an improvement in the Company’s recovery rate, the reversal of unrealized gains in connection with the commutation of derivative exposure from Channel Re, and subordination erosion. This was partially offset by the reversal of unrealized losses primarily from the settlements on multi-sector CDO and CMBS transactions and improved collateral pricing.

As of December 31, 2012, MBIA Corp.’s five year CDS cost was 48.75% upfront plus 5% per annum compared with 31.50% upfront plus 5% per annum and 56.25% upfront plus 5% per annum as of December 31, 2011 and 2010, respectively. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 37.50% upfront plus 5% per annum to 50.50% upfront plus 5% per annum as of December 31, 2012. Those costs ranged from 13.50% upfront plus 5% per annum to 33.50% upfront plus 5% per annum as of December 31, 2011 and ranged from 15.75% upfront plus 5% per annum to 57.50% upfront plus 5% per annum as of December 31, 2010.

As of December 31, 2012, we had $47.5 billion of gross par outstanding on insured credit derivatives compared with $67.0 billion as of December 31, 2011. The decrease in gross par outstanding was primarily due to contractual terminations, amortizations and maturities. During the year ended December 31, 2012, 34 insured issues, representing $18.5 billion in gross par outstanding, either matured or were contractually settled prior to maturity.

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles as our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent actual payments plus the present values of our estimates of expected future claim payments, net of expected future recoveries. MBIA Insurance Corporation’s expected future claim payments were discounted using a rate of 5.72%, the same rate used to calculate its statutory loss reserves as of December 31, 2012. We estimated that additional credit impairments on insured derivatives (excluding LAE) for the year ended December 31, 2012 were $824 million across 19 CDO insured issues. Beginning with the fourth quarter of 2007 through December 31, 2012, total credit impairments on insured derivatives were estimated at $5.6 billion across 71 CDO insured issues, inclusive of 65 insured issues for which we made settlement and claim payments of $4.2 billion, net of reinsurance and collections. Accordingly, we expect to realize additional net losses of $1.4 billion. Refer to the following “Loss and Loss Adjustment Expenses” section for additional information about credit impairments on insured derivatives.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments. In the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse before or at the maturity of the contracts. Contracts also may be settled prior to maturity at amounts that may be more or less than their recorded fair values. Those settlements can result in realized gains or losses, and will result in the reversal of unrealized gains or losses. The Company is not required to post collateral to counterparties of these contracts. Refer to “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for information on legislative changes that could require collateral posting by MBIA Corp. notwithstanding the contract terms.

Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expenses” in our consolidated statements of operations. Such costs totaled $7 million, $12 million and $13 million for the years ended December 31, 2012, 2011 and 2010, respectively.

REVENUES OF CONSOLIDATED VIEs For the year ended December 31, 2012, total revenues of consolidated VIEs were $61 million compared with total revenues of $337 million for the year ended December 31, 2011 and $246 million for the year ended December 31, 2010. The decrease in revenues of consolidated VIEs for the year ended December 31, 2012 compared with 2011 was primarily related to other net realized gains as a result of the consolidation and deconsolidation of VIEs in 2011. The increase in revenues of consolidated VIEs for the year ended December 31, 2011 compared with 2010 was primarily related to an increase in net gains as a result of the consolidation and deconsolidation of VIEs, partially offset by a decline in the extrapolation of RMBS put-back recoveries and the tightening of MBIA’s credit spreads.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following tables present the aggregate loss and LAE reserves and insurance loss recoverables as of December 31, 2012 and 2011, and the aggregate change in the discounted values of net payments expected to be made on all insurance contracts for the years ended December 31, 2012, 2011 and 2010:

Aggregate Losses and LAE Roll Forward

In millions	Financial Guarantee Insurance(1)	Financial Guarantee Insurance Related to VIEs(2)	Insurance Credit Derivative Impairments and LAE(3)	Reinsurance(4)	Total(5)
Gross loss and LAE reserves as of December 31, 2011	$667	$353	$1,103	$(7)	$2,116
Gross insurance loss recoverable as of December 31, 2011	(2,891)	(1,365)	(70)	8	(4,318)

Total reserves (recoverable) as of December 31, 2011	(2,224)	(1,012)	1,033	1	(2,202)
Ceded reserves	—	—	1	(1)	—

Net reserves as of December 31, 2011	(2,224)	(1,012)	1,034	—	(2,202)
Total aggregate losses and LAE incurred	29	140	829	—	998
(Payments) collections and other	(504)	(173)	(436)	—	(1,113)

Net reserves as of December 31, 2012	(2,699)	(1,045)	1,427	—	(2,317)
Ceded reserves	1	—	—	(1)	—

Total reserves (recoverable) as of December 31, 2012	$(2,698)	$(1,045)	$1,427	$(1)	$(2,317)

Gross loss and LAE reserves as of December 31, 2012	$694	$293	$1,458	$(7)	$2,438
Gross insurance loss recoverable as of December 31, 2012	(3,392)	(1,338)	(31)	6	(4,755)

Total reserves (recoverable) as of December 31, 2012	$(2,698)	$(1,045)	$1,427	$(1)	$(2,317)

(1)—Included in “Losses and loss adjustment,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated financial statements.

(2)—Represents loss expense, reserves and insurance loss recoverable eliminated upon the consolidation of insured VIEs.

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

(4)—Represents “Losses and loss adjustment,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated financial statements and are ceded to third-party reinsurers under insurance contracts. As of December 31, 2012 and 2011, there was a $1 million receivable and $1 million payable, respectively, related to insured credit derivative impairments and LAE reinsurance.

(5)—Represents totals after ceding to third-party reinsurers under insurance contracts.

Aggregate Losses and LAE (change in discounted values of net payments)

	For the Year Ended December 31, 2012
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Change in actual and expected payments	$346	$146	$(108)	$912	$10	$1,306
Change in actual and expected salvage	(333)	1	40	(14)	(2)	(308)

Total aggregate losses and LAE	$13	$147	$(68)	$898	$8	$998

(1)—Includes HELOC loans and CES.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

	For the Year Ended December 31, 2011
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Change in actual and expected payments	$372	$94	$(551)	$1,648	$38	$1,601
Change in actual and expected salvage	(723)	—	76	—	(18)	(665)

Total aggregate losses and LAE	$(351)	$94	$(475)	$1,648	$20	$936

(1)—Includes HELOC loans and CES.

	For the Year Ended December 31, 2010
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Change in actual and expected payments	$741	$294	$381	$1,132	$(217)	$2,331
Change in actual and expected salvage	(978)	(106)	(130)	—	314	(900)
Gain on foreign exchange	—	—	—	—	(121)	(121)

Total aggregate losses and LAE	$(237)	$188	$251	$1,132	$(24)	$1,310

(1)—Includes HELOC loans and CES.

The increase in total aggregate losses and LAE for 2012 compared with 2011 was primarily due to reduced future expected recoveries on second-lien RMBS exposures. In addition, during the year ended December 31, 2011, commutation settlements of ABS policies below established reserves were partially offset by commutation settlements for CMBS policies in excess of established reserves.

The decrease in total aggregate losses and LAE for 2011 compared with 2010 was primarily due to commutation settlements in 2011 and lower expected payments on second-lien RMBS exposures.

In addition to the information presented above, the following tables present aggregate losses and LAE for the years ended December 31, 2012, 2011 and 2010 by insurance type:

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	For the Year Ended December 31, 2012
In millions	Second-lien RMBS (1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Financial guarantee insurance (2)	$(151)	$147	$(21)	$46	$8	$29
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation) (3)	164	—	(24)	—	—	140
Insured credit derivatives (statutory basis) (4)	—	—	(23)	852	—	829

Total aggregate losses and LAE	$13	$147	$(68)	$898	$8	$998

(1)—Includes HELOC loans and CES.

(2)—Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(3)—Represents losses eliminated upon the consolidation of insured VIEs.

(4)—Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

	For the Year Ended December 31, 2011
In millions	Second-lien RMBS (1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Financial guarantee insurance (2)	$(217)	$94	$32	$3	$4	$(84)
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation) (3)	(134)	—	44	—	—	(90)
Insured credit derivatives (statutory basis) (4)	—	—	(551)	1,645	16	1,110

Total aggregate losses and LAE	$(351)	$94	$(475)	$1,648	$20	$936

(1)—Includes HELOC loans and CES.

(2)—Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(3)—Represents losses eliminated upon the consolidation of insured VIEs.

(4)—Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

	For the Year Ended December 31, 2010
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Financial guarantee insurance(2)	$(177)	$188	$118	$—	$30	$159
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(3)	(60)	—	72	—	67	79
Insured credit derivatives (statutory basis)(4)	—	—	61	1,132	—	1,193
Gain on foreign exchange	—	—	—	—	(121)	(121)

Total aggregate losses and LAE	$(237)	$188	$251	$1,132	$(24)	$1,310

(1)—Includes HELOC loans and CES.

(2)—Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(3)—Represents losses eliminated upon the consolidation of insured VIEs.

(4)—Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

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

The following table presents information about our insurance reserves and recoverable as of December 31, 2012 and 2011. The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date. Our insurance loss recoverable includes expected recoveries related to put-backs of ineligible mortgage loans within second-lien RMBS transactions and other amounts due to MBIA under the terms and conditions of the respective transaction documents (inclusive of subrogation rights).

	December 31,
In millions	2012	2011	Percent Change
Gross loss and LAE reserves	$918	$1,029	-11%
Expected recoveries on unpaid losses	(224)	(362)	-38%

Loss and LAE reserves	$694	$667	4%

Insurance loss recoverable	$3,392	$2,891	17%
Insurance loss recoverable—ceded(1)	$6	$7	-14%
Reinsurance recoverable on paid and unpaid losses	$7	$8	-13%

(1)—Reported within “Other liabilities” on our consolidated balance sheets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Included in the Company’s loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves as of December 31, 2012 and 2011 for four and three issues, respectively, that had no expected future claim payments or par outstanding, but for which the Company is obligated to pay LAE incurred in prior periods. As of December 31, 2012 and 2011, loss and LAE reserves comprised the following:

$ in millions	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
	2012	2011	2012	2011	2012	2011
Gross of reinsurance:
Issues with defaults	97	92	$448	$447	$7,194	$7,863
Issues without defaults	25	26	246	220	1,402	1,734

Total gross of reinsurance	122	118	$694	$667	$8,596	$9,597

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

MBIA reports expected potential recoveries of certain paid claims within “Insurance loss recoverable” and the corresponding estimated recovery amounts due to reinsurers within “Other liabilities” on the Company’s consolidated balance sheets. As of December 31, 2012 and 2011, our insurance loss recoverable in our structured finance and international insurance segment was $3.4 billion and $2.9 billion, respectively. The increase in our insurance loss recoverable principally resulted from an increase in expected potential recoveries related to certain sellers’/servicers’ obligation to repurchase ineligible mortgage loans related to insured second-lien transactions. As of December 31, 2012 and 2011, our insurance loss recoverable also included estimated recoveries of approximately $780 million and $731 million, respectively, from excess spread (the difference between interest inflows on assets and interest outflows on liabilities) within insured second-lien RMBS securitizations. Insurance loss recoverables due to reinsurers totaled $6 million and $7 million as of December 31, 2012 and 2011, respectively. Insurance loss recoverables are only paid to reinsurers upon receipt of such amounts by MBIA.

The following table presents information about our loss and LAE incurred for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,			Percent Change
In millions	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Loss and LAE related to actual and expected payments	$412	$323	$883	28%	-63%
Recoveries of actual and expected payments	(382)	(405)	(712)	-6%	-43%

Gross losses incurred	30	(82)	171	-137%	-148%
Reinsurance	(1)	(2)	(12)	-50%	-83%

Losses and loss adjustment expenses	$29	$(84)	$159	-135%	n/m

n/m—Percent change not meaningful

Losses and LAE incurred in our structured finance and international insurance segment totaled $29 million in 2012. Included in the $29 million were gross losses related to actual and expected future payments of $412 million, of which $220 million related to insured second-lien RMBS transactions, $147 million related to first-lien RMBS transactions and $45 million related to other activity. Partially offsetting these losses were recoveries of actual and expected payments of $382 million, including $371 million related to insured second-lien RMBS transactions. The $371 million of recoveries related to insured second-lien RMBS transactions included $454 million of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans offset by an $83 million reduction in excess spread within the securitizations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Losses and LAE incurred in our structured finance and international insurance segment was a benefit of $84 million in 2011. Included in the $84 million benefit were increases in recoveries of actual and expected payments of $405 million, of which $380 million related to insured second-lien RMBS transactions and $25 million related to other recovery activity. Partially offsetting these recoveries were $323 million of gross losses related to actual and expected future payments, of which $163 million related to insured second-lien RMBS transactions, $94 million related to insured first-lien transactions and $66 million related to other activity. The $380 million of recoveries related to second-lien RMBS transactions included $448 million of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans, partially offset by a $68 million reduction in excess spread within the securitizations.

Losses and LAE incurred in our structured finance and international insurance segment totaled $159 million in 2010. Included in the $159 million was $883 million of gross losses related to actual and expected future payments, of which $487 million related to insured second-lien RMBS transactions and $396 million related to other activity. Partially offsetting these losses were increases in recoveries of actual and expected payments of $712 million, of which $658 million related to insured second-lien RMBS transactions and reinsurance of $12 million. The $658 million of recoveries related to second-lien RMBS transactions included $682 million of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans, partially offset by a $24 million reduction in excess spread within the securitizations.

For the years ended December 31, 2012, 2011 and 2010, losses and LAE incurred included the elimination of a $140 million expense, a $90 million benefit and a $79 million expense, respectively, as a result of the consolidation of VIEs. The $140 million elimination for the year ended December 31, 2012 included gross losses related to actual and expected future payments of $100 million and recoveries of actual and expected payments of $40 million. The $90 million elimination for the year ended December 31, 2011 included recoveries of actual and expected payments of $351 million, partially offset by gross losses related to actual and expected future payments of $261 million. The $79 million elimination for the year ended December 31, 2010 included gross losses related to actual and expected future payments of $1.1 billion, partially offset by recoveries of actual and expected payments of $1.0 billion.

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities (“MBS”) backed by residential mortgage loans, including second-lien residential mortgage securitizations (revolving HELOC loans and CES). For the year ended December 31, 2012, we recorded losses and LAE of $13 million related to insured second-lien RMBS transactions, before the elimination of $164 million of losses incurred as a result of consolidating VIEs. The $151 million benefit was due to gross recoveries of actual and expected payments of $371 million offset by gross losses and LAE related to actual and expected payments of $220 million.

MBIA Corp. also insures MBS backed by first-lien subprime mortgage loans directly through RMBS securitizations. There has been considerable stress and continued deterioration in the subprime mortgage market since 2008 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of December 31, 2012, the Company had $2.2 billion of gross par outstanding from direct exposure to subprime mortgage loans compared with $3.3 billion as of December 31, 2011. While subprime transactions directly guaranteed by MBIA Corp. include collateral comprising mortgage loans that originated during 2005, 2006, and 2007, we currently do not expect ultimate material losses on these transactions given the amount of subordination below MBIA Corp.’s insured portion of such transactions available to absorb losses from collateral defaults. As of December 31, 2012, the Company had $287 million of gross par outstanding in five insured direct subprime mortgage transactions with 2005 or 2006 subprime mortgage collateral appearing on the Company’s Classified or Caution Lists.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of December 31, 2012 by S&P credit rating category. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
In millions	Prime First-lien	Alternative A-paper First-lien		Subprime First-lien		HELOC Second-lien	CES Second-lien	Total
AAA	$172	$1,245		$1,242		$—	$9	$2,668
AA	16	301		101		9	—	427
A	16	151		308		—	18	493
BBB	2	301		134		1,575	1,718	3,730
Below investment grade	—	1,097		430		1,660	1,561	4,748

Total gross par	$206	$3,095	(1)	$2,215	(2)	$3,244	$3,306	$12,066

(1)—Includes international exposure of $744 million.

(2)—Includes international exposure of $11 million.

The following table presents the gross par outstanding by vintage year of MBIA Corp.’s total insured second-lien residential mortgage loan securitizations insured exposure as of December 31, 2012. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
In millions	HELOC	% of Total HELOC	CES	% of Total CES
2007	$439	14%	$2,180	66%
2006	1,168	36%	1,061	32%
2005	992	31%	—	0%
2004	569	17%	38	1%
2003 and prior	76	2%	27	1%

Total gross par	$3,244	100%	$3,306	100%

As of December 31, 2012, total gross par outstanding for HELOC and CES was $3.2 billion and $3.3 billion, respectively, compared with HELOC and CES gross par outstanding of $4.0 billion and $4.1 billion, respectively, as of December 31, 2011.

During the year ended December 31, 2012, we paid approximately $595 million, net of reinsurance and collections, on insured second-lien RMBS transactions, or $421 million after eliminating $174 million of net payments made on behalf of consolidated VIEs. Through December 31, 2012, we paid a cumulative total of $6.6 billion, net of reinsurance and collections, or $4.3 billion after eliminating $2.3 billion of net payments on insured second-lien RMBS transactions that are currently consolidated as VIEs. As of December 31, 2012, we had loss and LAE reserves related to our remaining insured second-lien RMBS exposure of $178 million before eliminating $57 million of loss and LAE reserves related to our consolidated VIEs. The loss and LAE reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the cash receipts we expect from the performing mortgage loans in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” in our consolidated balance sheets. The payments that we make virtually all go to reduce the principal balances of the securitizations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table provides information about insured second-lien RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim and LAE payments, net of collections, as of December 31, 2012 and for which it does not consolidate under accounting guidance for VIEs:

Second-Lien RMBS Transactions with Claim Payments (Excluding Consolidated VIEs)

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Claim Payments and LAE Net of Collections Since Inception
HELOC	13	$14,253	$1,972	$2,260
CES	9	8,198	2,063	2,119

Total	22	$22,451	$4,035	$4,379

Total net of reinsurance				$4,267

As of December 31, 2012, the gross par outstanding on insured second-lien RMBS transactions included in the preceding table was $4.0 billion compared with $4.9 billion as of December 31, 2011. As of December 31, 2012, we expect to pay an additional $249 million (on a present value basis) on these transactions and expect to receive a total of $906 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. Of our expected reimbursement from excess spread, $780 million is included in “Insurance loss recoverable” and $126 million is included in “Loss and loss adjustment expense reserves.” In addition, we expect to receive $2.5 billion (on a present value basis) in respect of the sellers’/servicers’ obligation to repurchase ineligible mortgage loans, which is included in “Insurance loss recoverable.”

Since September 2008, MBIA Corp. initiated litigation against multiple mortgage loan sellers/servicers alleging, among other things, that such sellers/servicers made material misrepresentations concerning the quality of loans made by these sellers/servicers, which were included in a number of MBIA Corp.-insured second-lien residential mortgage securitizations. In particular, complaints in these actions allege that a significant percentage of the defaulted loans in these securitizations were ineligible for inclusion and thus reflect breaches of the originators’ representations with respect to such loans. In addition, the complaints allege that the sellers/servicers have failed to honor their contractual obligations regarding loan repurchases and ongoing servicing practices. For more information on these and other lawsuits commenced by MBIA Corp., as well as information related to the May 14, 2012 bankruptcy filing by ResCap, refer to “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

The following table provides information about insured second-lien RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments and LAE, net of collections, as of December 31, 2012 and for which it consolidates under accounting guidance for VIEs. As such, these payments are not reflected as insurance losses in our consolidated financial statements subsequent to consolidation. Of the $2.4 billion of total payments before reinsurance, $829 million was eliminated subsequent to consolidation. As of December 31, 2012, the Company has recorded actual or expected put-back recoveries for amounts paid on all insured second-lien RMBS transactions included in the following table:

Second-Lien RMBS Transactions with Claim Payments (Consolidated VIEs)

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Claim Payments and LAE Net of Collections Since Inception
HELOC	6	$3,657	$960	$678
CES	7	5,068	1,216	1,681

Total	13	$8,725	$2,176	$2,359

Total net of reinsurance				$2,289

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As of December 31, 2012, we expect to pay an additional $95 million (on a present value basis) on these transactions and expect to receive a total of $290 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. In addition, we expect to receive $1.1 billion (on a present value basis) as of December 31, 2012 from the contractual obligation of the sellers/servicers to repurchase ineligible mortgage loans, which is reported in “Loan repurchase commitments” under “Assets of consolidated variable interest entities” on the consolidated balance sheets.

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

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Structured finance and international insurance segment expenses for the years ended December 31, 2012, 2011 and 2010 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Gross expenses	$140	$149	$140	-6%	6%

Amortization of deferred acquisition costs	$112	$136	$145	-18%	-6%
Operating	135	145	133	-7%	9%

Total insurance operating expenses	$247	$281	$278	-12%	1%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the year ended December 31, 2012 compared with 2011 due to reductions in compensation and other administrative expenses, partially offset by an increase in legal and litigation related costs. Gross expenses increased for the year ended December 31, 2011 compared with 2010 due to an increase in compensation as a result of a reversal of accrued bonus expense in 2010.

The decreases in the amortization of deferred acquisition costs for the year ended December 31, 2012 compared with 2011 and 2010 principally reflect the acceleration of deferred costs into earnings in prior periods as policies were terminated. Operating expenses decreased for the year ended December 31, 2012 compared with 2011 due to a decrease in gross expenses. Operating expenses increased for the year ended 2011 compared with 2010 as a result of increases in gross expenses. We did not defer a material amount of policy acquisition costs during 2012, 2011 or 2010. Policy acquisition costs in these periods were primarily related to ceding commission income and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE Interest expense incurred by our structured finance and international insurance segment primarily consisted of interest related to MBIA Corp.’s surplus notes and the National Secured Loan. For the years ended December 31, 2012, 2011 and 2010, interest expense related to MBIA Corp.’s surplus notes was $134 million. For the years ended December 31, 2012 and 2011, interest expense related to the National Secured Loan was $103 million and $4 million, respectively.

INSURED PORTFOLIO EXPOSURE The credit quality of our structured finance and international insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of December 31, 2012 and 2011, 26% and 24%, respectively, of our structured finance and international insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

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

Collateralized Debt Obligations and Related Instruments

As part of our structured finance and international insurance activities, MBIA Corp. typically provided guarantees on senior and, in a limited number of cases, mezzanine tranches of CDOs, as well as protection on structured CMBS pools and corporate securities, and CDS referencing such securities. The following discussion, including reported amounts and percentages, includes insured CDO transactions consolidated by the Company as VIEs.

MBIA Corp.’s $51.8 billion CDO portfolio represented 46% of its total insured gross par outstanding of $112.4 billion as of December 31, 2012. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions
Collateral Type	Gross Par Outstanding as of December 31, 2012
Multi-sector CDOs (1)	$4.3
Investment grade CDOs and structured corporate credit pools	24.1
High yield corporate CDOs	5.7
Commercial real estate pools and CRE CDOs	17.7

Total	$51.8

(1)—Includes one multi-sector CDO-squared transaction with gross par of $87 million as of December 31, 2012

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

Generally, we are subject to a claim on a multi-sector CDO when the insured tranche incurs an interest or principal shortfall. Such shortfalls result once the underlying collateral supporting the transaction experiences losses beyond MBIA Corp.’s subordination in the CDO transaction (“Insured Tranche Subordination”). MBIA Corp.’s payment obligation after a default generally insures current interest and ultimate principal.

Total gross par exposure in our multi-sector CDO portfolio was $37.3 billion as of December 31, 2007. Since the end of 2007 through December 31, 2012, our multi-sector CDO gross par exposure has decreased by approximately $33.0 billion primarily from negotiated commutations of $21.2 billion and contractual terminations without any payment from MBIA Corp. of $5.4 billion. The remaining reduction in gross par was due to the amortizations and maturities of transactions. As of December 31, 2012, our gross par exposure to multi-sector CDOs of $4.3 billion represented 8% of MBIA Corp.’s CDO exposure and 4% of MBIA Corp.’s total gross par insured.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured multi-sector CDO transactions:

$ in millions				Collateral as a % of Performing Pool Balance as of December 31, 2012
Year Insured	# of CDOs	Gross Par Outstanding		Other Collateral	RMBS	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)
CDOs of High-Grade U.S. ABS
2003-2004	2	$166	(1)	100%	0%	100%	9.4-43.6%	10.0%	$(9)
2005-2007	3	2,222		60%	40%	100%	0.0%	13.0-20.0%	(505)

Subtotal	5	2,388							(514)

CDOs of Mezzanine U.S. ABS
2002-2004	11	1,111		66%	34%	100%	0.0-71.3%	13.8-30.5%	(20)

Total	16	3,499							(534)
		317		Multi-Sector CDO European Mezzanine and Other Collateral (1 CDO)					(7)
		477		Multi-Sector CDO insured in the Secondary Market prior to 2005 (27 CDOs)					—

Grand Total		$4,293							$(541)

(1)—Includes one multi-sector CDO-squared transaction with gross par of $87 million as of December 31, 2012.

The significant erosion of Insured Tranche Subordination in our multi-sector CDO transactions principally resulted from the underperformance of RMBS and CDO collateral. As discussed above, the erosion of Insured Tranche Subordination in these transactions increases the likelihood that MBIA Corp. will pay claims. As of December 31, 2012, there were credit impairment estimates for 26 classified multi-sector CDO transactions for which MBIA Corp. expects to incur actual net claims in the future (16 of which are insured in the secondary market), representing 59% of all MBIA Corp.-insured multi-sector CDO transactions (including both CDS and non-CDS contracts). Of the remaining transactions, 18% are on our “Caution List” and 23% continue to perform at or close to our original expectations. In the event of further performance deterioration of the collateral referenced or held in our multi-sector CDO transactions, the amount of credit impairments could increase materially.

As of December 31, 2012, the ratings distribution of our insured multi-sector CDO transactions is presented in the following table. These ratings are intended to reflect the past and expected future performance of the underlying collateral within each transaction.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

Our investment grade corporate CDO exposure references pools of predominantly investment grade corporate credits. Additionally, some of these pools may include limited exposure to other asset classes, including structured finance securities (such as RMBS and CDOs). Most of our investment grade corporate CDO policies guarantee coverage of losses on collateral assets once Insured Tranche Subordination in the form of a deductible has been eroded, and are generally highly customized structures. Our gross par exposure to investment grade corporate CDOs of $24.1 billion represents 47% of MBIA Corp.’s CDO exposure and 21% of MBIA Corp.’s total gross par insured. The Company’s insured investment grade corporate CDOs have experienced Insured Tranche Subordination erosion due to the default of underlying referenced corporate obligors, as well as certain structured finance securities, but we currently do not expect losses on MBIA Corp.’s insured tranches. As of December 31, 2012, the collateral amount in the portfolio exceeds the gross par outstanding as a result of credit enhancement (such as over-collateralization and Insured Tranche Subordination).

Our gross par of insured investment grade corporate CDOs includes $13.0 billion that was typically structured to include buckets (typically 30% to 35% of the overall CDO) of references to specific tranches of other investment grade corporate CDOs (monotranches). In such transactions, MBIA Corp.’s insured investment grade corporate CDOs include, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The referenced monotranches in such CDOs were typically rated double-A and sized to approximately 3% of the overall reference risk pool. The inner referenced monotranches are not typically subject to acceleration and do not give control rights to a senior investor. The inner referenced monotranches have experienced Insured Tranche Subordination erosion due to the default of their referenced corporate assets.

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured investment grade corporate CDOs and structured corporate credit pool transactions:

$ in millions			As of December 31, 2012
Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Other Collateral	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)
2005	3	$4,801	86%	14%	100%	20.0-23.7%	25.0-27.5%	$(174)
2006	4	6,885	94%	6%	100%	11.4-18.9%	16.0-25.0%	(311)
2007	10	12,373	98%	2%	100%	11.1-27.9%	15.0-30.0%	(294)

Subtotal	17	24,059						(779)
		4	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (1 CDO)					—

Grand Total		$24,063						$(779)

High Yield Corporate CDOs

Our high yield corporate CDO portfolio, totaling $5.7 billion of gross par exposure, largely comprises middle-market/special-opportunity corporate loan transactions and broadly syndicated CLOs. Our gross par exposure to high yield corporate CDOs represents 11% of MBIA Corp.’s CDO exposure and 5% of MBIA Corp.’s total gross par insured as of December 31, 2012.

There have been some declines in Insured Tranche Subordination levels as a result of defaults in underlying collateral, as well as sales of underlying collateral at discounted prices. Insured Tranche Subordination within CDOs may decline over time as a result of collateral deterioration. There are no losses on MBIA Corp.’s insured high yield corporate CDO tranches at this time. However, there can be no assurance that the Company will not incur significant losses as a result of deterioration in Insured Tranche Subordination.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured high yield corporate CDO transactions:

$ in millions			As of December 31, 2012
Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)(1)
2003-2007	6	$5,637	100%	18.6-47.0%	21.8-33.3%	$—

		49	High Yield Corporate CDO insured in the Secondary Market prior to 2003 (3 CDOs)			—

Total		$5,686				$—

(1)—Net derivative amounts are immaterial due to the positive performance of the credit derivative transactions.

Commercial Real Estate Pools and CRE CDOs

As of December 31, 2012, we had $17.7 billion of gross par exposure to the CRE sector through insured structured transactions primarily comprising CRE collateral. Our CRE portfolio can be largely sub-divided into two distinct categories: structured CMBS pools and CRE CDOs. In addition, MBIA Corp. insures approximately $2.8 billion in CRE loan pools, primarily comprising European assets, some of which are subject to commutation agreements. These CRE loans are not included in the following “Structured CMBS Pools” and “CRE CDOs” sections.

During the year ended December 31, 2012, the Company agreed to early settlements which totaled $5.0 billion related to CRE exposure in all three categories of the CRE sector.

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of credit impairments on our CRE pools and CDO exposure, including the methodology used to calculate these impairments.

Structured CMBS Pools

As of December 31, 2012, our gross par exposure to structured CMBS pools totaled $15.6 billion and represented approximately 14% of MBIA Corp.’s total gross par insured. Since the end of 2007 through December 31, 2012, our structured CMBS pools gross par exposure has decreased by approximately $25.0 billion, primarily from negotiated commutations and early settlements. Our structured CMBS pool insured transactions are pools of CMBS bonds, Real Estate Investment Trust (“REIT”) debt and other CRE CDOs structured with first loss deductibles such that MBIA Corp.’s obligation attached at a minimum of a triple-A level when the policies were issued. The deductible sizing was a function of the underlying collateral ratings and certain structural attributes. MBIA Corp.’s guarantees for most structured CMBS pool transactions cover losses on collateral assets once the deductibles have been eroded. These deductibles provide credit enhancement and subordination to MBIA’s insured position.

The collateral in the pools are generally CMBS bonds or CDSs referencing CMBS bonds (collectively, “CMBS bonds”). MBIA Corp.’s guarantee generally is in the form of a CDS referencing the static pooled transactions. MBIA Corp. would have a payment obligation if the volume of CMBS bond defaults exceeds the deductible level in the transaction. Each pool comprising CMBS bonds is ultimately backed by the commercial mortgage loans securitized within each CMBS trust. The same CMBS bonds may be referenced in multiple pools. The Company’s structured CMBS pools are static, meaning that the collateral pool of securitizations cannot be and has not been changed since the origination of the policy. Most transactions comprised similarly rated underlying tranches at inception. The deductible for each transaction varies according to the ratings of the underlying collateral. For example, a transaction which comprised originally BBB rated underlying CMBS bonds would typically include a 30-35% deductible to MBIA Corp.’s position whereas a transaction comprising all originally AAA rated underlying CMBS bonds would typically have required a 5-10% deductible.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the collateral as a percentage of the pool balances, as well as the current deductible, as of December 31, 2012 for all MBIA Corp.-insured structured CMBS pool transactions:

$ in millions			As of December 31, 2012
Year Insured	# of Pools	Gross Par Outstanding	CMBS	REIT Debt	Other	Total	Current Deductible	Original Deductible	Net Derivative / Asset (Liability)
2003	1	$71	68%	15%	17%	100%	61.6%	26.0%	$—
2006	5	1,697	97%	0%	3%	100%	9.3-45.9%	10.0-54.2%	(68)
2007	15	13,836	98%	0%	2%	100%	5.0-83.6%	5.0-82.3%	(1,409)

Subtotal	21	15,604							(1,477)
		41	Structured CMBS Pools insured in the Secondary Market prior to 2005 (3 pools)						—

Grand Total		$15,645							$(1,477)

While on an aggregate basis the deductible levels in the above table show little erosion, certain policies reflected in the table have experienced significant deductible erosion. This significant deductible erosion was largely due to liquidations of underlying loan collateral in those transactions over the past two years.

In addition, we have experienced ratings erosion in the total CMBS collateral underlying our insured static pools. Whereas approximately 33.6% of the total CMBS collateral underlying the pools outstanding as of December 31, 2012 was originally rated BBB and below and approximately 49.2% was originally rated AAA, 58.5% of the total CMBS collateral underlying these pools as of December 31, 2012 was rated below investment grade. The higher risk of the collateral that was originally rated BBB and below was intended to be offset by the diversification in the collateral pool and the level of the deductible, whereas pools backed by all AAA collateral benefited from diversification, as well as higher credit quality, and required smaller deductibles. In all cases, regardless of the underlying collateral rating, MBIA Corp.’s insured position was rated AAA at origination of the transaction by at least one of the Moody’s, S&P or Fitch ratings companies.

Currently, we insure eight static CMBS pools, having $6.0 billion of gross par outstanding as of December 31, 2012, that were originally insured in 2006 and 2007, and in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower. The remainder of the collateral in these eight pools consisted of higher rated CMBS bonds, REIT debt and other securities. The BBB and below rated CMBS bonds underlying these eight pools had an original weighted average credit enhancement level of 2.9%, compared with a weighted average credit enhancement level of 1.9% as of December 31, 2012. MBIA Corp.’s original policy level deductibles for these eight insured pools ranged from 23.0% to 82.3% with an original weighted average deductible by gross par outstanding of 37.8%, compared with deductibles that range from 10.5% to 83.6% with a weighted average deductible by gross par outstanding of 24.6% as of December 31, 2012. As of December 31, 2012, most of MBIA Corp.’s estimated credit impairments for our static CMBS pools relate to a subset of these eight pools, of which the vast majority relate to a single counterparty, Bank of America and its subsidiary Merrill Lynch.

Additionally, we insure two static CMBS pools, totaling $3.0 billion of gross par outstanding as of December 31, 2012, that were originally insured in 2007, and are comprised of CMBS collateral which was originally rated A. Although deductible erosion at the policy level has been minimal to date, we do expect additional erosion. While ultimate loss rates remain uncertain and if the economy does not improve, it is possible that we will experience severe losses, particularly if the underlying loans are unable to pay off at their expected maturity dates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the vintage and original rating composition of the CMBS collateral in our static CMBS pools:

	CMBS Collateral Vintage
Original Rating	2004 and Prior	2005	2006	2007	Total
AAA	8.0%	4.4%	23.1%	13.7%	49.2%
AA	0.0%	0.0%	1.0%	3.2%	4.2%
A	0.0%	2.4%	9.0%	1.7%	13.1%
BBB	1.8%	4.6%	17.3%	4.6%	28.3%
Below investment grade or not rated	2.3%	1.3%	0.6%	1.0%	5.2%

Total	12.1%	12.7%	51.0%	24.2%	100.0%

As of December 31, 2012, our structured CMBS pool portfolio comprised approximately 36,800 loans. The current weighted average debt service coverage ratio (“DSCR”) of underlying mortgage loans in the CMBS pools was 1.45 based on net operating income derived from the most recent property level financial statements. As of December 31, 2012, some properties still show signs of significant financial distress as evidenced by the fact that 16.9% of the properties have reported a DSCR less than 1.0. The majority of the loans are long-term and fixed-rate in nature. Approximately 32.5% of the loans will mature within the next three years. The weighted average DSCR of those loans was 1.62 based on the latest available financial statements. Approximately eight percent of the loans mature in the next twelve months and these loans have a weighted average DSCR of 1.71. The large shifts in the Company’s structured CMBS pool portfolio due to early settlements reached over the past several months render comparison to previous periods less meaningful.

Delinquencies have increased markedly in the CRE market over the last three years given the economic climate and the shortage of financing. As of December 31, 2012, 30-day and over delinquencies increased in the fixed-rate conduit CMBS market to 9.0% and increased in MBIA Corp.’s insured static pooled CMBS portfolio to 11.4%. The higher delinquency rate in MBIA Corp.’s portfolio was primarily due to a concentration in the 2006 and early 2007 vintages. Additionally, the market includes newer vintage transactions from 2010 to 2012, which have virtually no delinquencies. Although we have also seen stabilization in the pace of increases in the delinquency rate over the past several months, some of the deceleration is attributable to the loan modifications and extensions granted by the special servicers for these CMBS loans as well as increased liquidations. The special servicers are responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process with the objective of maximizing proceeds for all bondholders by avoiding or minimizing loan level losses.

Actual losses will be a function of the proportion of loans in the pools that are foreclosed and liquidated and the loss severities associated with those liquidations. If the deductibles in the Company’s insured transactions and underlying referenced CMBS transactions are fully eroded, additional property level losses upon foreclosures and liquidations could result in substantial losses for MBIA. Ultimate loss rates remain uncertain and it is possible that we will experience severe losses or liquidity needs due to increased deterioration in our insured CMBS portfolio or our failure to commute the policies, in particular if macroeconomic stress escalates, there is a new recession, increased delinquencies, higher levels of liquidations of delinquent loans, and/or higher severities of loss upon liquidation. Although we still believe the likelihood of a new recession is low, we do consider the possibility in our estimates for future claims.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

CRE CDOs

As of December 31, 2012, our gross par exposure to CRE CDOs totaled $2.1 billion and represented approximately 2% of MBIA Corp.’s total gross par insured. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt, and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. Most of these transactions benefit from typical CDO structural features such as cash diversion triggers, collateral quality tests, and manager replacement provisions. Typically, MBIA Corp. guarantees timely interest and ultimate principal of these CDOs. As with our other insured CDOs, these transactions were generally structured with credit protection originally rated triple-A, or a multiple of triple-A, below our guarantee. As of December 31, 2012, our CRE CDO insured portfolio did not contain any CDOs of ABS exposures. Some of the CRE CDO transactions do contain some RMBS collateral, but overall this comprises 1% of the collateral in the CRE CDO portfolio.

Within our CRE CDO portfolio, we had one transaction with 2005, 2006, and 2007 vintage collateral totaling $344 million of gross par outstanding as of December 31, 2012 in which substantially all of the collateral originally comprised BBB or BBB-rated tranches of CMBS. Although the transaction originally allowed for some manager flexibility, no underlying securities were ever traded, nor will they be going forward.

The following table presents the collateral as a percentage of the performing pool balances as of December 31, 2012 for all MBIA Corp.-insured CRE CDO transactions:

$ in millions			As of December 31, 2012
Year Insured	# of CRE CDOs	Gross Par Outstanding	CMBS	Whole Loans	REIT Debt	Other	Total	Current Enhancement	Original Enhancement	Net Derivative / Asset (Liability)
2004	2	$34	60%	0%	23%	17%	100%	14.2-43.4%	22.0-22.4%	$—
2005	1	61	88%	0%	2%	10%	100%	28.7%	22.7%	(2)
2006	7	445	26%	67%	1%	6%	100%	0.0-89.8%	24.0-50.0%	—
2007	6	1,569	68%	25%	1%	6%	100%	10.6-34.4%	21.7-50.0%	(111)

Total	16	$2,109								$(113)

U.S. Public Finance and Structured Finance and International Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of December 31, 2012 for our U.S. public finance and structured finance and international insurance operations:

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/ Trust Accounts	Reinsurance Recoverable (1)
Assured Guaranty Corp.	AA- (Stable Outlook)	Aa3 (Ratings Under Review)	$2,437	$—	$14
Assured Guaranty Re Ltd.	AA- (Stable Outlook)	A1 (Ratings Under Review)	506	5	—
Overseas Private Investment Corporation	AA+ (Negative Outlook)	Aaa (Negative Outlook)	353	—	—
Export Development Canada	AAA (Stable Outlook)	Aaa (Stable Outlook)	59	1	—
Others	A+ or above	A2 or above	65	2	—

Total			$3,420	$8	$14

(1)—Total reinsurance recoverable of $14 million comprised recoverables on paid and unpaid losses of $1 million and $13 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2012, the total amount available under these letters of credit and trust accounts was $8 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of December 31, 2012, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $3.4 billion compared with $4.3 billion as of December 31, 2011. Of the $3.4 billion of ceded par outstanding as of December 31, 2012, $1.9 billion was ceded from our U.S. public finance insurance segment and $1.5 billion was ceded from our structured finance and international insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. As of December 31, 2012, the total amount for which National would be liable in the event that the reinsurers of MBIA Corp. were unable to meet their obligations is $1.9 billion. For FGIC policies assigned to National from MBIA Insurance Corporation, National maintains the right to receive third-party reinsurance totaling $4.4 billion.

Advisory Services

Our asset management advisory business is primarily conducted through Cutwater. Cutwater offers advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its other subsidiaries.

The following table summarizes the results and assets under management of our advisory services segment for the years ended December 31, 2012, 2011 and 2010. These results include revenues and expenses from transactions with the Company’s insurance, corporate, and wind-down operations.

	Years Ended December 31,			Percent Change
In millions	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Fees	$55	$67	$68	-18%	-1%
Net gains (losses) on financial instruments at fair value and foreign exchange	(1)	—	2	n/m	-100%

Total revenues	54	67	70	-19%	-4%
Operating expenses	59	64	71	-8%	-10%

Pre-tax income (loss)	$(5)	$3	$(1)	n/m	n/m

Ending assets under management:
Third-party	$17,599	$22,284	$25,321	-21%	-12%
Insurance and corporate	7,294	7,722	9,541	-6%	-19%
Asset/liability products and conduits	4,887	4,454	5,868	10%	-24%

Total ending assets under management	$29,780	$34,460	$40,730	-14%	-15%

n/m—Percent change not meaningful.

For the year ended December 31, 2012, the decrease in pre-tax income (loss) compared with 2011 was primarily driven by a decrease in fees due to declines in third-party managed asset balances. In addition, operating expenses for the year ended December 31, 2012 decreased compared with 2011 principally due to lower legal, auditing and consulting expenses.

For the year ended December 31, 2011, the favorable change in pre-tax income (loss) compared with 2010 was primarily driven by decreases in operating expenses related to a reversal of accrued long-term compensation costs. Decreases in fees due to declines in asset balances managed for our other segments and for third parties were largely offset by a $7 million performance fee received from our corporate segment for advisory-related services provided in 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Average third-party assets under management for the years ended December 31, 2012, 2011 and 2010 were $19.1 billion, $24.9 billion and $26.0 billion, respectively. These decreases were principally due to declines in our pool products and CDO management business.

Corporate

General corporate activities are conducted through our corporate segment. Our corporate operations primarily consist of holding company activities, including our service company, Optinuity. Revenues and expenses for Optinuity are included in the results of our corporate segment. Optinuity provides support services such as management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, among others, to our corporate segment and other operating businesses on a fee-for-service basis.

The following table summarizes the consolidated results of our corporate segment for the years ended December 31, 2012, 2011 and 2010. These results include revenues and expenses that arise from general corporate activities and from providing support to our other segments.

	Years Ended December 31,			Percent Change
In millions	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net investment income	$14	$2	$15	n/m	-87%
Fees	177	154	83	15%	86%
Net gains (losses) on financial instruments at fair value and foreign exchange	18	23	(28)	-22%	n/m
Net investment losses related to other-than-temporary impairments	(4)	(8)	—	-50%	n/m
Net gains (losses) on extinguishment of debt	(2)	—	—	n/m	—
Other net realized gains (losses)	5	25	—	-80%	n/m

Total revenues	208	196	70	6%	n/m

Operating	123	114	102	8%	12%
Interest	57	58	66	-2%	-12%

Total expenses	180	172	168	5%	2%

Pre-tax income (loss)	$28	$24	$(98)	17%	-124%

n/m—Percent change not meaningful.

NET INVESTMENT INCOME The increase in net investment income for the year ended December 31, 2012 compared with 2011 was principally due to an increase in average asset balances and average yields. Net investment income for the year ended December 31, 2011 decreased compared with 2010 primarily as a result of the settlement of a loan with our asset/liability products segment in December 2010 whereby the corporate segment made a capital contribution to the asset/liability products segment in settlement of the full outstanding principal balance of the loan. Interest income on the loan, included in net investment income, was $14 million for the year ended December 31, 2010.

FEES Fees are generated from support services provided to business units within the Company on a fee-for-service basis. Fees for the year ended December 31, 2012 increased compared with 2011 and 2010 primarily due to fees paid by our conduit segment for administrative and other services. The amount of these fees for the years ended December 31, 2012, 2011 and 2010 were $95 million, $66 million and $1 million, respectively. Such fees may vary significantly from period to period.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains (losses) on financial instruments at fair value and foreign exchange for the periods presented are primarily related to changes in the fair value of outstanding warrants issued on MBIA Inc. common stock. These changes were attributable to fluctuations in MBIA Inc.’s stock price and volatility, which are used in the valuation of the warrants. In addition to the fluctuations in the value of the outstanding warrants issued on MBIA Inc. common stock, the year ended December 31, 2012 was impacted by losses on the sale of investments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for the years ended December 31, 2012 and 2011 relate to insurance recoveries received from our directors’ and officers’ insurance policy. These insurance recoveries reimbursed the Company for a portion of the expenses incurred by the Company related to private securities litigation. No recoveries were received in 2010.

Wind-down Operations

We operate an asset/liability products business in which we historically issued debt and investment agreements insured by MBIA Corp. to capital markets and municipal investors. The proceeds of the debt and investment agreements were used initially to purchase assets that largely matched the duration of those liabilities. We also operate a conduit business in which we historically funded transactions by issuing debt insured by MBIA Corp. The rating downgrades of MBIA Corp. caused the Company to liquidate a significant portion of the asset/liability products investment portfolio in order to generate the liquidity necessary to satisfy the contractual termination and collateralization requirements of its investment agreements and derivatives. The liquidation of the portfolio into what were then highly illiquid and volatile capital markets resulted in significant realized losses. Since the downgrade of MBIA Corp. in 2008, the Company has not accessed the capital markets and therefore has had to generate the liquidity necessary to satisfy its collateralization and debt service needs through further investment portfolio sales and the use of the intercompany arrangements. The asset/liability products and conduits businesses are currently in the process of winding down.

Asset/Liability Products

The following table presents the results of our asset/liability products segment for the years ended December 31, 2012, 2011 and 2010. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Years Ended December 31,			Percent Change
In millions	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net investment income	$43	$85	$105	-49%	-19%
Net gains (losses) on financial instruments at fair value and foreign exchange	(176)	(284)	(76)	-38%	n/m
Net investment losses related to other-than-temporary impairments	(56)	(31)	(59)	81%	-47%
Net gains (losses) on extinguishment of debt	2	24	35	-92%	-31%
Other net realized gains (losses)	1	(36)	—	-103%	n/m
Revenues of consolidated VIEs:
Net investment income	—	(7)	(7)	-100%	—
Net gains (losses) on financial instruments at fair value and foreign exchange	—	12	42	-100%	-71%
Other net realized gains (losses)	—	40	—	-100%	n/m

Total revenues	(186)	(197)	40	-6%	n/m

Operating	16	12	13	33%	-8%
Interest expense	103	131	175	-21%	-25%

Total expenses	119	143	188	-17%	-24%

Pre-tax income (loss)	$(305)	$(340)	$(148)	-10%	130%

n/m—Percent change not meaningful.

NET INVESTMENT INCOME The decreases in net investment income for the year ended December 31, 2012 compared with 2011 and for the year ended December 31, 2011 compared with 2010 were primarily due to lower average asset balances as investments were sold to generate liquidity and repay liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the year ended December 31, 2012 compared with 2011 was primarily due to a decline in losses on derivatives and financial instruments, partially offset by adverse foreign currency exchange rates on the U.S. dollar. The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the year ended December 31, 2011 compared with 2010 was primarily due to net losses from fair valuing financial instruments, mostly a result of adverse movements in interest rates, and realized losses from asset sales.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS The Company has an ongoing review process for all securities to assess whether a decline in value is related to a credit loss. The Company utilizes cash flow modeling for purposes of assessing other-than-temporary impairments. Net investment losses related to other-than-temporary impairments occur when we impair certain securities to their fair values, as we intended to sell these securities before a recovery of their value to amortized cost. Refer to the “Liquidity-Impaired Investments” section included herein for additional information about impaired investments.

NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT For the years ended December 31, 2012, 2011 and 2010, net gains (losses) on extinguishment of debt included gains from the repurchases of medium-term notes (“MTNs”) issued by the Company.

INTEREST EXPENSE The decreases in interest expense for the year ended December 31, 2012 compared with 2011 and for 2011 compared with 2010 were primarily due to the continued maturity and repurchases of liabilities by the Company.

Conduits

The following table presents the results of our conduit segment for the years ended December 31, 2012, 2011 and 2010. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Years Ended December 31,			Percent Change
In millions	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenues of consolidated VIEs:
Net investment income	$12	$16	$18	-25%	-11%
Net gains (losses) on financial instruments at fair value and foreign exchange	—	—	9	n/m	-100%
Net gains (losses) on extinguishment of debt	49	—	25	n/m	-100%

Total revenues	61	16	52	n/m	-69%

Expenses of consolidated VIEs:
Operating	98	68	3	44%	n/m
Interest	12	17	18	-29%	-6%

Total expenses	110	85	21	29%	n/m

Pre-tax income (loss)	$(49)	$(69)	$31	-29%	n/m

n/m—Percent change not meaningful.

Our conduit segment is principally operated through Meridian. Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits.

For the year ended December 31, 2012, total revenues increased compared with 2011 as a result of net gains on the repurchase of debt issued by Meridian, and total expenses increased compared with 2011 as a result of $95 million in fees paid to our corporate segment for administrative and other services compared with $65 million paid during 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

For the year ended December 31, 2011, total revenues decreased compared with 2010 as a result of gains recorded in 2010 from the repurchase of MTNs issued by Meridian with no comparable gains in 2011. Total expenses for the year ended December 31, 2011 increased compared with 2010 as a result of a $65 million fee paid to our corporate segment for administrative and other services.

As of December 31, 2012 and 2011, our conduit segment’s investments (including cash) totaled $645 million and $1.5 billion, respectively, and our conduit segment’s debt obligations totaled $636 million and $1.5 billion, respectively.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the years ended December 31, 2012, 2011 and 2010 are presented in the following table:

	Years Ended December 31,
In millions	2012	2011	2010
Pre-tax income (loss)	$1,598	$(2,239)	$(95)
Provision (benefit) for income taxes	$364	$(920)	$(148)
Effective tax rate	22.8%	41.1%	155.8%

For the year ended December 31, 2012, the Company’s effective tax rate applied to our pre-tax income was lower than the U.S. statutory tax rate of 35% primarily due to a reversal of a portion of the Company’s valuation allowance against its deferred tax asset and a net tax benefit related to an out-of-period adjustment. Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for a discussion of the out-of-period adjustment.

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

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Insurance Corporation. Total capital resources were $4.8 billion and $3.5 billion as of December 31, 2012 and 2011, respectively. MBIA Inc. utilizes its capital resources to support the business activities of its subsidiaries. As of December 31, 2012, MBIA Inc.’s investments in subsidiaries totaled $4.1 billion.

In addition to managing the capital resources of MBIA Inc’s subsidiaries, we also manage the capital resources of MBIA Inc. supporting our corporate and asset/liability products segments. This includes our corporate unsecured debt issued for general corporate purposes and debt and investment agreements for operating leverage purposes in support of our asset/liability products business. MBIA Inc. seeks to maintain sufficient liquidity and capital resources to meet its general corporate needs as well as the needs of the asset/liability products business. As of December 31, 2012 and 2011, the combined net debt of MBIA Inc.’s corporate segment and asset/liability products segment, which primarily comprised long-term debt, MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost and a tax receivable from subsidiaries, totaled $1.2 billion and $1.1 billion, respectively. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its net debt over time from distributions from its operating subsidiaries and by raising third-party capital, although there can be no assurance that such factors will generate sufficient cash to satisfy its net debt. Refer to the following “Liquidity—MBIA Inc. Liquidity” section for additional information about MBIA Inc.’s liquidity.

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

Equity securities

During 2011, we repurchased 6.5 million of common shares of MBIA Inc. under our share repurchase program at a cost of $50 million and an average price of $7.64 per share. As of December 31, 2012, $23 million was available for future repurchases under the program.

During 2011, MBIA Inc. purchased 111 shares of the outstanding preferred stock of MBIA Insurance Corporation at a weighted average price of approximately $20,200 per share or 20.20% of the face value.

Debt securities

In addition to equity repurchases, MBIA Inc. or its subsidiaries may repurchase their outstanding debt securities at prices that we deem to be economically advantageous. During 2012, we repurchased approximately $172 million of our 5.700% Senior Notes due 2034 in privately negotiated reverse inquiry transactions at a weighted average cost of approximately 100% of par value.

During 2012, we repurchased $468 million par value outstanding of MTNs issued by our conduit segment at a weighted average cost of approximately 89% of par value.

During 2011, we repurchased $122 million par value of GFL MTNs at a cost of approximately 80% of par value. Also, during 2011, MBIA Inc., through its asset/liability products segment, purchased $5 million par value of surplus notes issued by MBIA Insurance Corporation at a cost of approximately 55% of par value.

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by, the State of New York. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of U.S. STAT and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct. U.S. STAT differs from GAAP in a number of ways. For an explanation of the differences between U.S. STAT and GAAP see the statutory accounting practices note to consolidated financial statements of National and MBIA Corp. within exhibits 99.1 and 99.2, respectively, of this annual report on Form 10-K.

National

Capital and Surplus

National reported total statutory capital of $3.2 billion as of December 31, 2012 compared with $2.8 billion as of December 31, 2011. As of December 31, 2012, statutory capital comprised $1.2 billion of contingency reserves and $2.0 billion of policyholders’ surplus. The increase in National’s statutory capital is primarily due to statutory net income of $416 million for the year ended December 31, 2012. Consistent with our plan to transform our insurance business, the Company received approval from the NYSDFS to reset National’s unassigned surplus to zero, which was effective January 1, 2010. As of December 31, 2012, National’s unassigned surplus was $1.4 billion. In October 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the approval of the surplus reset. Refer to “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a discussion of this action.

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

NYIL regulates the payment of dividends by financial guarantee insurance companies and provides that such companies may not declare or distribute dividends except out of statutory earned surplus. Under NYIL, the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as reported in the latest statutory financial statements or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the Superintendent of the NYSDFS approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations. As of December 31, 2012 and 2011, National was not in compliance with its single risk limits requirements but was in compliance with its aggregate risk limits.

National is subject to NYIL with respect to the payment of dividends as described above. National had a positive earned surplus as of December 31, 2012, which provides National with dividend capacity. National did not declare or pay any dividends during 2012. In connection with the court proceeding challenging the approval of the National surplus reset described above, we agreed that National will not pay dividends during the current adjournment of the proceeding (i.e., through April 19, 2013). In addition, in connection with the approval of a release of excessive contingency reserves during 2011 for MBIA Insurance Corporation, the Company agreed that National will not pay dividends without the prior regulatory approval of the NYSDFS prior to July 19, 2013.

National’s statutory policyholders’ surplus was lower than its GAAP shareholder’s equity by $1.9 billion as of December 31, 2012. U.S. STAT differs from GAAP in certain respects. For an explanation of the differences between U.S. STAT and GAAP see the statutory accounting practices note to consolidated financial statements of National within exhibit 99.1 of this annual report on Form 10-K.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of December 31, 2012 and 2011 are presented in the following table:

	As of December 31,
In millions	2012	2011
Policyholders’ surplus	$1,999	$1,424
Contingency reserves	1,249	1,385

Statutory capital	3,248	2,809

Unearned premium reserve	2,041	2,485
Present value of installment premiums (1)	217	239

Premium resources (2)	2,258	2,724

Net loss and LAE reserves (1)	(109)	(3)
Salvage reserves	262	161

Gross loss and LAE reserve	153	158

Total claims-paying resources	$5,659	$5,691

(1)—Calculated	using a discount rate of 4.54% and 4.77% as of December 31, 2012 and 2011, respectively.
(2)—Includes	financial guarantee and insured credit derivative related premiums.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $1.5 billion as of December 31, 2012 compared with $2.3 billion as of December 31, 2011. As of December 31, 2012, statutory capital comprised $493 million of contingency reserves and $965 million of policyholders’ surplus. For the year ended December 31, 2012, MBIA Insurance Corporation had a statutory net loss of $843 million, primarily due to losses and LAE incurred and interest expense recorded on its surplus notes and the National Secured Loan, partially offset by net premiums earned. MBIA Insurance Corporation’s policyholders’ surplus as of December 31, 2012 included a negative unassigned surplus of $1.1 billion.

As of December 31, 2012, MBIA Insurance Corporation recognized estimated recoveries of $2.4 billion, net of reinsurance and income taxes at a rate of 35%, on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions. These expected insurance recoveries represented 162% of MBIA Insurance Corporation’s statutory capital as of December 31, 2012. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Executive Overview—MBIA’s Business Outlook” included herein for factors that may influence MBIA Corp.’s ability to realize these recoveries.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As of December 31, 2012, MBIA Insurance Corporation had a deficit of $140 million of qualifying assets required to support its contingency reserves. The deficit was caused by the failure of certain mortgage originators, particularly Bank of America, to honor their contractual obligations to repurchase ineligible mortgage loans from securitizations we insured thus requiring MBIA Insurance Corporation to sell liquid assets in order to make claim payments. Absent a resolution of the disputes with these parties, the deficit is expected to grow as additional commutation and claim payments are made in the future. The Company has reported the deficit and has requested approval from the NYSDFS as of September 30, 2012 and December 31, 2012, but to date has not received approval. For risks associated with MBIA Insurance Corporation’s failure to meet its contingency reserve requirement, see “Risk Factors—Capital, Liquidity and Market Related Risk Factors—If our insurance companies fail to meet regulatory capital requirements they may become subject to regulatory action” in Part I, Item 1A of this Form 10-K.

As of December 31, 2012, MBIA Insurance Corporation exceeded its aggregate risk limits under the NYIL by $56 million. The overage was caused by the decrease in statutory capital described above. MBIA Insurance Corporation notified the NYSDFS of the overage and submitted a plan to achieve compliance with the limits in accordance with the NYIL. If MBIA Insurance Corporation is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations. In 2012 and 2011, MBIA Corp. reported additional disclosures to the NYSDFS with respect to its single risk limits due to changes in its statutory capital.

In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves as discussed above, MBIA Corp. agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Corp. has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends in the near term.

MBIA Insurance Corporation’s statutory policyholders’ surplus is higher than its GAAP shareholders’ equity by $426 million as of December 31, 2012. U.S. STAT differs from GAAP in certain respects. For an explanation of the differences between U.S. STAT and GAAP see the statutory accounting practices note to consolidated financial statements of MBIA Corp. within exhibit 99.2 of this annual report on Form 10-K.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

MBIA Insurance Corporation’s CPR and components thereto, as of December 31, 2012 and 2011 are presented in the following table:

	As of December 31,
In millions	2012	2011
Policyholders’ surplus	$965	$1,597
Contingency reserves	493	706

Statutory capital	1,458	2,303

Unearned premium reserve	600	607
Present value of installment premiums (1)	1,035	1,226

Premium resources (2)	1,635	1,833

Net loss and LAE reserves (1)	(2,448)	(2,266)
Salvage reserves (3)	4,628	4,249

Gross loss and LAE reserve	2,180	1,983

Total claims-paying resources	$5,273	$6,119

(1)—Calculated	using a discount rate of 5.72% and 5.59% as of December 31, 2012 and 2011, respectively.
(2)—Includes	financial guarantee and insured credit derivative related premiums.
(3)—This	amount primarily consists of expected recoveries related to the Company’s put-back claims.

MBIA Insurance Corporation’s total CPR as of December 31, 2012 was $5.3 billion compared with $6.1 billion as of December 31, 2011. The decrease in CPR is primarily due to loss payments associated with insured RMBS securitizations.

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

The majority of our liquidity management efforts focus on:

•

The liquidity resources of MBIA Inc., which are subject to: uncertainty in the timing and amount of cash inflows from dividends paid by National and MBIA Corp.; the necessity of having to meet the scheduled principal and interest on its corporate debt and investment agreements issued by the asset/liability products business; payments on derivative contracts related to the asset/liability products business; and ongoing operating expense needs. The asset/liability products business of MBIA Inc. is subject to ongoing negative cash flow and has a deficit of invested assets to liabilities. In addition, the liquidity resources of MBIA Inc. are subject to collateralization requirements in connection with the liabilities it has issued to third parties and affiliates and in connection with third-party derivative contracts.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

We also monitor the liquidity resources of National, for which we have not observed material liquidity risk to date, in order to ensure it maintains sufficient liquidity to pay claims and satisfy its other obligations. National’s liquidity resources are subject to loss payments on its insured transactions, negative cash flow, and liquidity support arrangements with its affiliates.

In order to efficiently manage liquidity across the entire enterprise, certain of our subsidiaries which are less liquidity constrained have entered into intercompany agreements that provide resources to subsidiaries that are more liquidity constrained. These resources include intercompany agreements described further below between our primary insurance subsidiaries and between these insurance subsidiaries and MBIA Inc., which in each case were approved by the NYSDFS and are subject to ongoing monitoring by the NYSDFS.

Key Intercompany Lending Agreements

National Secured Loan

In 2011, National provided a $1.1 billion National Secured Loan to MBIA Insurance Corporation in order to enable MBIA Insurance Corporation to fund settlements and commutations of its insurance policies. This loan was approved by the NYSDFS as well as by the boards of directors of MBIA Inc., MBIA Insurance Corporation and National. The National Secured Loan has a fixed annual interest rate of 7% and a maturity date of December 2016. MBIA Insurance Corporation has the option to defer payments of interest when due by capitalizing interest amounts to the loan balance, subject to the collateral value exceeding certain thresholds. MBIA Insurance Corporation has elected to defer the interest payments due under the loan. MBIA Insurance Corporation’s obligation to repay the loan is secured by a pledge of collateral having an estimated value in excess of the notional amount of the loan as of December 31, 2012, which collateral comprised the following future receivables of MBIA Corp.: (i) its right to receive put-back recoveries related to ineligible mortgage loans included in its insured second-lien RMBS transactions; (ii) future recoveries on defaulted insured second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions; and (iii) future installment premiums. During 2012, MBIA Insurance Corporation borrowed an additional $443 million under the National Secured Loan with the approval of the NYSDFS at the same terms as the original loan to fund additional commutations of its insurance policies. As of December 31, 2012 the outstanding principal amount, which includes capitalized interest, was $1.7 billion. MBIA Insurance Corporation may seek to borrow additional amounts under the loan in the future. Any such increase or other amendment to the terms of the loan would be subject to regulatory approval by the NYSDFS. We believe there may be limited ability for MBIA Insurance Corporation to obtain approvals for additional increases to this loan.

Asset Swap

National maintains the Asset Swap (simultaneous repurchase and reverse repurchase agreements) with MBIA Inc. for up to $2.0 billion based on the fair value of securities borrowed. The Asset Swap provides MBIA Inc. with eligible assets to pledge under investment agreements and derivative contracts in the asset/liability products business. As of December 31, 2012, the notional amount utilized under each of these agreements was $481 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $502 million and $529 million, respectively. The net average interest rate on these transactions was 0.44%, 0.34% and 0.35% for the years ended December 31, 2012, 2011 and 2010, respectively. The NYSDFS approved the Asset Swap in connection with the re-domestication of National to New York. National has committed to the NYSDFS to use commercially reasonable efforts to reduce the amount of the Asset Swap over time.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Conduit Repurchase Agreement

MBIA Inc. maintains a repurchase agreement with Meridian (“Conduit Repurchase Agreement”), with a maximum funded amount of $1.0 billion, subject to a pledge of collateral. The Conduit Repurchase Agreement had an average interest rate during the years ended December 31, 2012 and 2011 of 2.46% and 2.41%, respectively. As of December 31, 2012, the amount drawn by MBIA Inc. under this agreement and the fair value of the collateral pledged by MBIA Inc. were $32 million and $40 million, respectively.

MBIA Inc. Liquidity

MBIA Inc.’s liquidity resources support our corporate and asset/liability products segments. The activities of MBIA Inc. consist of holding and managing investments, servicing outstanding corporate debt instruments, investment agreements and MTNs issued by the asset/liability products and conduit segments, posting collateral under financing and hedging arrangements and investment agreements, making payments and collateral postings related to interest rate and foreign exchange swaps, and paying operating expenses. The primary sources of cash within MBIA Inc. used to meet its liquidity needs include available cash and liquid assets not subject to collateral posting requirements, scheduled principal and interest on assets held in its investment portfolio, dividends from subsidiaries, payments under tax sharing agreements with these subsidiaries (once the payments become unrestricted) and the ability to issue debt and equity. There can be no assurance as to the amount and timing of any such dividends or payments under the tax sharing agreements. MBIA’s corporate debt, investment agreements, MTNs, and derivatives may be accelerated by the holders of such instruments upon the occurrence of certain events, such as a breach of covenant or representation, a bankruptcy of MBIA Inc. or the filing of an insolvency proceeding with respect to National, in the case of the corporate debt, or MBIA Insurance Corporation, in the cases of the obligations it insures. MBIA Inc.’s obligations under its loans from GFL may be accelerated only upon the occurrence of a bankruptcy or liquidation of MBIA Inc. Refer to “Note 12: Business Segments” in the Notes to Consolidated Financial Statements for a description of the GFL loans. In the event of any acceleration of our obligations, including under our corporate debt, investment agreements, MTNs, or derivatives, we likely would not have sufficient liquid resources to pay amounts due with respect to our corporate debt and other obligations. During the fourth quarter of 2012, MBIA successfully completed a consent solicitation pursuant to which we received the consent of MBIA Inc. senior noteholders to amend the indentures pursuant to which the senior notes were issued to substitute National Public Finance Guarantee Corporation for MBIA Insurance Corporation in the definition of “Restricted Subsidiary” and “Principal Subsidiaries” in the respective indentures, which provide that an insolvency proceeding with respect to a Restricted or Principal Subsidiary, as the case may be, that remains in place for a specified period of time constitutes an event of default, which would likely result in the acceleration of the senior notes. See “Executive Overview—The Consent Solicitation” and “Risk Factors” in Part I, Item 1A of this annual report.

During the year ended December 31, 2012, pursuant to the tax sharing agreement, National settled its taxes related to the 2010 and 2011 tax years of $1 million and $16 million, respectively, with MBIA Inc. In addition, National paid to MBIA Inc. estimated 2012 taxes of $170 million. Consistent with the tax sharing agreement, these amounts were placed in an escrow account until the expiration of National’s two-year net operating loss (“NOL”) carry-back period under U.S. tax rules. At the expiration of National’s carry-back period, any funds remaining after any reimbursement to National in respect of any NOL carry-backs would be available for general corporate purposes, including to satisfy any other obligations under the tax sharing agreement. As of December 31, 2012, $445 million remained in escrow for the 2010 through 2012 tax years. During the first quarter of 2013, MBIA Inc. received $115 million that was previously held in escrow under the MBIA group tax sharing agreement. The amount represents National’s liability under the tax sharing agreement for the 2010 tax year, and was released pursuant to the terms of the agreement following the expiration of National’s two-year NOL carry-back period under U.S. tax rules.

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

•

Certain investment agreements issued by MBIA Inc. may accelerate (including, in some cases, with make-whole payments), in the unlikely event of the commencement of a rehabilitation or liquidation proceedings against MBIA Insurance Corporation. The settlement of these amounts due in such a circumstance could further reduce MBIA Inc.’s liquidity resources.

Because most of MBIA Inc.’s assets are pledged against the obligations described above, the widening of credit spreads would have an adverse impact on the market value of these assets and increase collateralization requirements for the portfolio. The following table presents the estimated pre-tax change in the aggregate fair value of the asset/liability products business’ assets as of December 31, 2012 from instantaneous shifts in credit spread curves. This table assumes that all credit spreads move by the same amount; however, it is more likely that the actual changes in credit spreads will vary by investment sector and individual security. The table presents hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads.

	Change in Credit Spreads
	(Asset/Liability Products Business)
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$144	$40	$(35)	$(125)

During 2012, MBIA Inc. maintained three intercompany financing facilities to provide it with additional resources to meet its liquidity requirements within the asset/liability products business: the Asset Swap, the MBIA Corp. Secured Loan and the Conduit Repurchase Agreement. Refer to the preceding “Key Intercompany Lending Agreements” section for a description of these facilities.

We believe that asset sales undertaken during 2012 have reduced volatility in MBIA Inc.’s portfolio in the event of stressed market conditions. However, stressed credit market conditions could cause MBIA Inc. to have insufficient resources to cover collateral and/or other liquidity requirements. Management has identified certain actions to mitigate this risk. These contingent actions include: (1) additional sales of invested assets exposed to credit spread stress risk, which may occur at losses and increase the deficit of invested assets to liabilities; (2) termination and settlement of interest rate swap agreements; and (3) other available advances from subsidiaries. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk. In the event that we cannot implement the contingent actions identified above to raise liquidity, or eliminate the deficit, we may have insufficient assets to make all payments on our obligations as they come due, which could result in a default by MBIA Inc. on its obligations and the potential for MBIA Corp., as guarantor of the investment agreements and GFL MTNs, to be called upon to satisfy obligations on those instruments as they come due.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

As of December 31, 2012, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $239 million and comprised cash and liquid assets of $170 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $69 million not pledged directly as collateral for its asset/liability products activities. As of December 31, 2011, MBIA Inc. had $386 million of cash and liquid assets comprising $226 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $160 million not pledged directly as collateral for its asset/liability products activities. We believe this liquidity position provides MBIA Inc. with sufficient funds to cover expected obligations at least through the next twelve months.

MBIA Corp. Liquidity

Liquidity available in the structured finance and international insurance segment is affected by our ability to collect on recoveries associated with loss payments, the payment of claims on insured exposures, payments made to commute insured exposures, the repayment of the National Secured Loan, a reduction in investment income, any unanticipated expenses, or the impairment or a significant decline in the fair value of invested assets. We may also experience liquidity constraints as a result of NYIL requirements that we maintain specified, high quality assets to back our reserves and surplus.

We believe the current liquidity position of MBIA Corp. is adequate to make expected future claims payments. Our expectation assumes payments on insured CMBS exposures held by Bank of America/Merrill Lynch are non-cash settled. However, the liquidity position of MBIA Corp. has been stressed due to the failure of the sellers/servicers of RMBS transactions insured by MBIA Corp. to repurchase ineligible mortgage loans in certain insured transactions and payments to counterparties in consideration for the commutation of insured transactions, which have resulted in a substantial reduction of exposure and potential loss volatility. While MBIA Corp. has made and may in the future make payments to counterparties in consideration for the commutation of insured transactions, MBIA Corp.’s ability to commute insured transactions will depend on management’s assessment of available liquidity and MBIA Corp.’s ability to borrow under the National Secured Loan with the approval of the Superintendent or secure other sources of financing. In addition, due to the deterioration in MBIA Corp.’s CMBS exposures, primarily in those exposures held by Bank of America/Merrill Lynch, there is an increased likelihood that MBIA Corp. will experience claims on those exposures, which could be substantial. Depending on the amount of such claims and the amounts of claims on other policies issued by MBIA Corp., MBIA Corp. may not have sufficient liquid assets to pay such claims in the absence of a settlement with Bank of America/Merrill Lynch and the commutation of the CMBS exposures held by Bank of America/Merrill Lynch or in the absence of the collection of other substantial put-back recoveries.

Payment requirements for the structured finance and international financial guarantee contracts fall into three categories: (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; and (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted, which payments are unscheduled and therefore more difficult to predict, and which category applies to most of the transactions on which we have recorded loss reserves. Insured transactions that require payment in full of the principal insured at maturity could present liquidity risks for MBIA Corp. since payment of the principal is due at maturity but any salvage could be recovered over time after payment of the principal amount. MBIA Corp. is generally required to satisfy claims within one to three business days, and as a result seeks to identify potential claims in advance through our monitoring process. While our financial guarantee policies generally cannot be accelerated, thereby helping to mitigate liquidity risk, the insurance of CDS contracts may, in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS contracts, be subject to termination by the counterparty, triggering a claim for the fair value of the contract. In order to monitor liquidity risk and maintain appropriate liquidity resources, we use the same methodology as we use to monitor credit quality and losses within our insured portfolio, including stress scenarios. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of our loss process.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Our structured finance and international insurance segment also requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes. Pursuant to Section 1307 of the NYIL and the Fiscal Agency Agreement governing MBIA Corp.’s surplus notes, any payment on the notes may be made only with the prior approval of the Superintendent of the NYSDFS “whenever, in his judgment, the financial condition of [MBIA Corp.] warrants” and payment may be made only out of MBIA Corp.’s “free and divisible surplus”. If these conditions are not met, MBIA Corp. is not be permitted to make any applicable interest payment and no default or event of default would occur under the Fiscal Agency Agreement or any of the Company’s other agreements. MBIA Corp.’s request for approval of the January 15, 2013, note interest payment was denied by the NYSDFS. In accordance with the terms of the Fiscal Agency Agreement, MBIA Corp. is required to provide, and has provided, notice to the Fiscal Agent if it has not made a scheduled interest payment. The deferred interest payment will become due on the first business day on or after which MBIA Corp. obtains approval to make such payment. No interest will accrue on the deferred interest. There can be no assurance that the NYSDFS will approve this or any subsequent payments, or that it will approve any payment by the scheduled interest payment date or by the date on which the notice is required to be delivered to the registered holders and the Fiscal Agent, nor can there be any assurance that the NYSDFS will approve any optional redemption payment that MBIA Corp. may seek to make.

Since the fourth quarter of 2007 through December 31, 2012, MBIA Corp. has made $11.7 billion of cash payments, before reinsurance and collections and excluding LAE (including payments made to debt holders of consolidated VIEs), associated with second-lien RMBS securitizations and with commutations and claim payments primarily relating to CDS contracts. These cash payments include loss payments of $930 million made on behalf of MBIA Corp.’s consolidated VIEs. Of the $11.7 billion, MBIA Corp. has paid $6.7 billion of gross claims (before reinsurance and collections and excluding LAE) on policies insuring second-lien RMBS securitizations, driven primarily by an extensive number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. In addition, MBIA Corp. has paid $5.0 billion of gross settlement and claim payments (before reinsurance and collections and excluding LAE) on insured credit derivatives. Also, since the fourth quarter of 2007 through December 31, 2012, MBIA Corp. has collected $193 million of excess spread before reinsurance.

MBIA Corp. is seeking to enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations and has recorded a total of $3.6 billion of related expected recoveries on our consolidated balance sheets as of December 31, 2012, including expected recoveries recorded in our consolidated VIEs. These put-back claims have been disputed by the loan sellers/servicers and MBIA Corp. is seeking to enforce its rights through litigations with Bank of America/Countrywide, Ally Financial, RFC, GMAC (which is currently stayed subject to the ResCap Chapter 11 bankruptcy), Credit Suisse Securities (USA) LLC and certain other parties, Federal Deposit Insurance Corporation (in its capacity as conservator and receiver for IndyMac Federal Bank, F.S.B.), and Flagstar Bank, FSB and certain related parties, as discussed more fully in “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements. On May 14, 2012, ResCap and its wholly-owned subsidiary companies, RFC and GMAC each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code; the Company is a member of the Unsecured Creditor’s Committee. Additionally, there is some risk that the sellers/servicers or other responsible parties might not be able to fully satisfy any judgment we secure in litigation and/or through resolution of the ResCap’s bankruptcy. Further, there can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Such risks are contemplated in the scenarios we utilize to calculate these recoveries, which are recognized on our consolidated balance sheets.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

MBIA Corp. also insures third-party holders of our asset/liability products segment’s obligations. If we were unable to meet payment or collateral requirements associated with these obligations, the holders thereof could make claims under the MBIA Corp. insurance policies. In 2008, to provide additional liquidity to the asset/liability products business, MBIA Corp. lent $2.0 billion to the segment on a secured basis under the MBIA Corp. Secured Loan. As of December 31, 2012, the outstanding balance of the MBIA Corp. Secured Loan was repaid in full. In May 2012, the NYSDFS approved the maturity extension of the MBIA Corp. Secured Loan to May 2013 with a maximum outstanding amount of $450 million, subject to MBIA Corp. obtaining prior regulatory approval from the NYSDFS for any draws under the facility.

As of December 31, 2012, MBIA Corp. held cash and available-for-sale investments of $1.3 billion, of which $345 million comprised cash and highly liquid assets. As of December 31, 2011, MBIA Corp. held cash and available-for-sale investments of $1.5 billion, of which $534 million comprised cash and highly liquid assets. We believe that MBIA Corp.’s liquidity resources, including expected cash inflows, will adequately provide for anticipated cash outflows. However, our liquidity projections assume a non-cash settlement of the Bank of America/Merrill Lynch CMBS Exposure (the “BOA CMBS Exposure”). Depending on the amount of actual claims on the BOA CMBS Exposure and the amount of claims on other policies issued by MBIA Corp., including claims on incurred exposures that in some cases may require large bullet payments, MBIA Corp. may not have sufficient liquid assets to pay such claims in the absence of a settlement of the Bank of America/Countrywide put-back recoveries and the commutation of the BOA CMBS Exposure. In the event of unexpected liquidity requirements, we may have insufficient resources to meet our obligations or insufficient qualifying assets to support our surplus and reserves, and may seek to increase our cash holdings position by selling or financing assets, or raising external capital, and there can be no assurance that we will be able to draw on these additional sources of liquidity. See Item 1A, “Risk Factors—Capital, Liquidity and Market Related Risk Factors—MBIA Insurance Corporation may be placed in a rehabilitation or liquidation proceeding as a result of, among other things, a lack of liquid assets available to pay claims due to the failure by RMBS sellers/servicers to honor their contractual obligation to repurchase ineligible mortgage loans, combined with the substantial RMBS claims payments and other claims and commutation payments to date, as well as the increased probability that MBIA Corp. will experience claims payments on certain of its CMBS exposures in the future”.

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

•

National has entered into certain intercompany transactions to support the liquidity needs of its affiliates. These transactions include the National Secured Loan to MBIA Insurance Corporation and the Asset Swap through which National exchanges liquid assets with MBIA Inc. As a result of these transactions, National is subject to repayment risk, which may adversely affect its liquidity. The repayment of the National Secured Loan will primarily be predicated on MBIA Corp.’s ability to successfully enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations it insured.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

In addition, changes in the market value of securities sold to National under its Asset Swap with the asset/liability products business may adversely affect its liquidity position if MBIA Inc. were unable to pledge additional eligible assets in order to meet minimum required collateral amounts.

National held cash and short-term investments of $470 million as of December 31, 2012, of which $419 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. As of December 31, 2011, National held cash and short-term investments of $771 million, of which $703 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. With the exception of its loan to MBIA Insurance Corporation, most of National’s investments, including those encumbered by the Asset Swap, are liquid and highly rated.

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,			Percent Change
In millions	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net cash provided (used) by:
Operating activities	$(1,027)	$(2,627)	$(946)	-61%	n/m
Investing activities	4,195	4,007	4,778	5%	-16%
Financing activities	(2,811)	(1,877)	(3,505)	50%	-46%

n/m—Percent change not meaningful.

Operating activities

Net cash used by operating activities decreased in 2012 compared with 2011, primarily from a decrease in commutation and loss payments for insured credit derivative contracts and financial guarantee insurance policies. Partially offsetting this decrease were reductions in cash received for net investment income due to lower average asset balances and premiums due to the run-off of our insured portfolio, including from terminations of policies, with no significant business written. Net cash used by operating activities increased in 2011 compared with 2010, primarily from an increase in commutation and loss payments for insured credit derivative contracts and reductions in tax refunds collected, partially offset by a decrease in loss payments on financial guarantee insurance policies.

Investing activities

Net cash provided by investing activities increased in 2012 compared with 2011 primarily due to a decline of cash outflows from deconsolidating VIEs. This increase was partially offset by an increase in collateral postings. Net cash provided by investing activities decreased in 2011 compared with 2010 primarily due to the reduction of cash recognized in consolidating VIEs. This decrease was partially offset by an increase in proceeds from net sales and redemptions of securities for purposes of funding commutation and loss payments in 2011.

Financing activities

Net cash used by financing activities increased in 2012 compared with 2011 primarily due to the paydown of long-term debt related to our conduit segment, debt related to financial guarantee VIEs and other debt obligations. Net cash used by financing activities decreased in 2011 compared with 2010 primarily due to a decrease in principal payments on VIE notes and other debt obligations. Refer to “Note 10: Debt” in the Notes to Consolidated Financial Statements for a detailed discussion about our debt obligations.

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

Our available-for-sale investments comprise high-quality fixed-income securities and short-term investments. As of December 31, 2012 and 2011, the fair values of our consolidated available-for-sale investments were $5.6 billion and $8.4 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of December 31, 2012 and 2011 were $814 million and $473 million, respectively.

	As of December 31,
In millions	2012	2011	Percent Change
Available-for-sale investments:
U.S. public finance insurance
Amortized cost	$3,006	$3,787	-21%
Unrealized net gain (loss)	105	108	-3%

Fair value	3,111	3,895	-20%

Structured finance and international insurance
Amortized cost	886	1,361	-35%
Unrealized net gain (loss)	22	(15)	n/m

Fair value	908	1,346	-33%

Corporate
Amortized cost	543	448	21%
Unrealized net gain (loss)	(36)	(61)	-41%

Fair value	507	387	31%

Advisory services
Amortized cost	11	17	-35%
Unrealized net gain (loss)	—	—	—

Fair value	11	17	-35%

Wind-down operations
Amortized cost	1,039	2,939	-65%
Unrealized net gain (loss)	20	(206)	-110%

Fair value	1,059	2,733	-61%

Total available-for-sale investments:
Amortized cost	5,485	8,552	-36%
Unrealized net gain (loss)	111	(174)	n/m

Total available-for-sale investments at fair value	5,596	8,378	-33%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

	As of December 31,
In millions	2012	2011	Percent Change
Investments carried at fair value:
U.S. public finance insurance
Amortized cost	190	165	15%
Unrealized net gain (loss)	—	(1)	-100%

Fair value	190	164	16%

Structured finance and international insurance
Amortized cost	27	25	8%
Unrealized net gain (loss)	3	—	n/m

Fair value	30	25	20%

Corporate
Amortized cost	38	41	-7%
Unrealized net gain (loss)	(10)	(19)	-47%

Fair value	28	22	27%

Advisory services
Amortized cost	4	3	33%
Unrealized net gain (loss)	—	—	—

Fair value	4	3	33%

Wind-down operations
Amortized cost	5	102	-95%
Unrealized net gain (loss)	—	(12)	-100%

Fair value	5	90	-94%

Total investments carried at fair value:
Amortized cost	264	336	-21%
Unrealized net gain (loss)	(7)	(32)	-78%

Total investments carried at fair value	257	304	-15%

Held-to-maturity investments:
Structured finance and international insurance operations—amortized cost	—	1	(100)%

Total held-to-maturity investments at amortized cost	—	1	(100)%

Other investments at amortized cost:
U.S. public finance insurance operations segment	9	9	—
Advisory services	—	1	(100)%

Total other investments at amortized cost	9	10	(10)%

Consolidated investments at carrying value	$5,862	$8,693	-33%

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of December 31, 2012 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance		Structured Finance and International		Advisory Services		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Available-for-sale:
Aaa	$1,494	52%	$637	86%	$1	50%	$—	0%	$246	29%	$2,378	51%
Aa	872	30%	26	3%	—	0%	—	0%	188	22%	1,086	22%
A	377	13%	20	3%	1	50%	36	18%	125	15%	559	12%
Baa	127	4%	13	2%	—	0%	42	21%	237	28%	419	9%
Below investment grade	26	1%	41	6%	—	0%	102	51%	47	6%	216	5%
Not rated	3	0%	4	0%	—	0%	20	10%	—	0%	27	1%

Total	$2,899	100%	$741	100%	$2	100%	$200	100%	$843	100%	$4,685	100%
Short-term investments	205		167		9		296		213		890
Investments held-to-maturity	—		—		—		—		—		—
Investments held at fair value	190		30		4		28		5		257
Other investments	16		—		—		11		3		30

Consolidated investments at carrying value	$3,310		$938		$15		$535		$1,064		$5,862

As of December 31, 2012, the weighted average credit quality of the Company’s available-for-sale investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations
Weighted average credit quality ratings	Aa	Aaa	Aa	Below investment grade	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of December 31, 2012, Insured Investments at fair value represented $671 million or 11% of consolidated investments, of which $404 million or 7% of consolidated investments were Company-Insured Investments.

As of December 31, 2012, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range, and 4% of the total investment portfolio would be rated below investment grade in the Insured Investments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

The distribution of the Company’s Insured Investments by financial guarantee insurer as of December 31, 2012 is presented in the following table:

	U.S. Public Finance		Structured Finance and International		Corporate		Wind-Down Operations		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$—	0%	$21	0%	$68	1%	$141	3%	$230	4%
National	95	2%	—	0%	22	0%	57	1%	174	3%
Assured Guaranty Municipal Corp.	48	1%	—	0%	—	0%	130	2%	178	3%
Ambac Financial Group, Inc.	10	0%	—	0%	1	0%	46	1%	57	1%
FGIC	3	0%	2	0%	13	0%	8	0%	26	0%
Other	2	0%	—	0%	4	0%	—	0%	6	0%

Total	$158	3%	$23	0%	$108	1%	$382	7%	$671	11%

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

The underlying ratings of the Company-Insured Investments as of December 31, 2012 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions Underlying Ratings Scale	U.S. Public Finance Insurance	Structured Finance and International Insurance	Corporate	Wind-down Operations	Total
National:
Aaa	$—	$—	$—	$—	$—
Aa	34	—	—	16	50
A	40	—	—	15	55
Baa	21	—	22	26	69
Below investment grade	—	—	—	—	—

Total National	$95	$—	$22	$57	$174

MBIA Corp.:
Aaa	$—	$—	$—	$—	$—
Aa	—	—	—	—	—
A	—	—	—	14	14
Baa	—	—	—	113	113
Below investment grade	—	21	68	14	103

Total MBIA Corp.	$—	$21	$68	$141	$230

Total MBIA Insured Investments	$95	$21	$90	$198	$404

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of December 31, 2012, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range, the weighted average rating of only the Company-Insured Investments was in the Baa range, and investments rated as below investment grade in the Company-Insured Investments were 3% of the total consolidated investment portfolio.

Impaired Investments

As of December 31, 2012 and 2011, we held impaired available-for-sale investments (investments for which fair value was less than amortized cost) with a fair value of $1.3 billion and $2.4 billion, respectively.

We analyze impaired investments within our investment portfolio for other-than-temporary impairments on a quarterly basis. Key factors considered when assessing other-than-temporary impairments include but are not limited to: (a) structural and economic factors among security types that represent our largest exposure to credit impairment losses; (b) the duration and severity of the unrealized losses (i.e., a decline in the market value of a security by 20% or more at the time of the review, or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period); and (c) the results of various cash flow modeling techniques. Our cash flow analysis considers all sources of cash, including credit enhancement, that support the payment of amounts owed by an issuer of a security. This includes the consideration of cash expected to be provided by financial guarantors, including MBIA Corp., resulting from an actual or potential insurance policy claim.

Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements for a detailed discussion about impaired investments.

Contractual Obligations

The following table summarizes the Company’s future estimated cash payments relating to contractual obligations as of December 31, 2012. Estimating these payments requires management to make estimates and assumptions regarding these obligations. The estimates and assumptions used by management are described below. Since these estimates and assumptions are subjective, actual payments in future periods may vary from those reported in the following table. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements for information about the Company’s exposure under insurance contracts.

	As of December 31, 2012
In millions	2013	2014	2015	2016	2017	Thereafter	Total
U.S. public finance insurance segment:
Gross insurance claim obligations	$119	$11	$9	$9	$8	$163	$319
Lease liability	1	—	—	—	—	—	1
Structured finance and international insurance segment:
Surplus notes	149	109	109	109	109	967	1,552
Gross insurance claim obligations	1,273	325	112	94	101	1,559	3,464
Lease liability	1	1	1	1	—	—	4
Advisory segment:
Lease liability	—	—	—	1	1	2	4
Corporate segment:
Long-term debt	46	46	46	46	46	1,162	1,392
Lease liability	1	1	1	1	1	2	7
Asset/liability products segment:
Investment agreements	209	166	69	68	73	804	1,389
Medium-term notes	64	69	274	146	75	2,021	2,649
Conduit segment:
Medium-term notes	9	159	9	346	4	208	735

Total	$1,872	$887	$630	$821	$418	$6,888	$11,516

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Gross insurance claim obligations represent the future value of probability-weighted payments MBIA expects to make (before estimated recoveries, reinsurance and the consolidation of VIEs) under insurance policies for which the Company has recorded loss reserves (financial guarantees) or has estimated credit impairments (insured derivatives). The discounted value of estimated payments included in the table, along with probability-weighted estimated recoveries and estimated negotiated early settlements, on policies accounted for as financial guarantee insurance contracts is reported as case basis reserves within “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. Insured derivatives are recorded at fair value and reported within “Derivative liabilities” on the Company’s consolidated balance sheets. Estimated potential claim payments on obligations issued by VIEs consolidated in our structured finance and international insurance segment are included within “Gross insurance claim obligations” in the preceding table. Obligations of these VIEs are collateralized by assets held by the VIEs, and investors in such obligations do not have recourse to the general credit of MBIA. As of December 31, 2012, VIE notes issued by issuer-sponsored consolidated VIEs totaled $6.5 billion, including $3.7 billion recorded at fair value, and are not considered contractual obligations of MBIA beyond MBIA’s insurance claim obligation. The Company’s involvement with VIEs is continually reassessed as required by consolidation guidance, and may result in consolidation or deconsolidation of VIEs in future periods. As the Company consolidates and deconsolidates VIEs, the amount of VIE debt obligations recorded on its balance sheet may change significantly.

Surplus notes, investment agreements, MTNs, and long-term debt include principal and interest and exclude premiums or discounts. Liabilities issued at discounts reflect principal due at maturity. Interest payments on floating rate obligations are estimated using applicable forward rates. Principal and interest on callable obligations or obligations that allow investors to withdraw funds prior to legal maturity are based on the expected call or withdrawal dates of such obligations. Liabilities denominated in foreign currencies are presented in U.S. dollars using applicable exchange rates as of December 31, 2012.

Included in structured finance and international insurance segment’s surplus notes is interest related to the January 15, 2013 interest payment in which MBIA Corp.’s request for approval to pay was denied by the NYSDFS. This deferred interest payment will be due on the first business day on or after which MBIA Corp. obtains approval to make such payment. No interest will accrue on the deferred interest. There can be no assurance that the NYSDFS will approve any subsequent payments, or that it will approve any payment by the scheduled interest payment date.

The repayment of principal on our surplus notes is reflected in 2018, which is the next call date. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2012 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$(62)	$(15)	$8	$(35)	$(77)	$(121)

Foreign Exchange Sensitivity

Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2012 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(65)	$(32)	$32	$65

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2012 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. National’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$2	$21	$(38)	$(152)

Credit Derivatives Sensitivity

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. All these transactions were insured by the Company’s structured finance and international insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of December 31, 2012, approximately 22% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s wind-down operations entered into single-name CDSs as part of its asset management activities. In 2012, the value of the Company’s credit derivative contracts was principally affected by commutations, the movements of MBIA’s nonperformance risk on its derivative liabilities which resulted from a widening of its own credit spreads and a reduction in the Company’s recovery rate and favorable movements in spreads and pricing on collateral within transactions partially offset by collateral erosion. As risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In 2012, the Company has observed a widening of its own credit spreads. As changes in fair value can be caused by factors unrelated to the performance of MBIA’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting will cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of December 31, 2012. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$1,181	$378	$94	$—	$(97)	$(407)	$(1,262)
Estimated net fair value	$(1,745)	$(2,548)	$(2,832)	$(2,926)	$(3,023)	$(3,333)	$(4,188)

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

Since the Company is now using collateral prices as an input into the Direct Price Model for certain multi-sector insured CDOs, a sensitivity analysis below shows the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivatives portfolio of a 10% and 20% change in collateral prices as of December 31, 2012.

	Change in Collateral Prices
	(Structured Finance and International Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$36	$18	$—	$(18)	$(36)
Estimated net fair value	$(2,890)	$(2,908)	$(2,926)	$(2,944)	$(2,962)

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivatives portfolio of a one and three notch rating change in the credit quality as of December 31, 2012. A notch represents a one step movement up or down in the credit rating.

	Change in Credit Ratings
	(Structured Finance and International Insurance)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$1,113	$182	$—	$(228)	$(531)
Estimated net fair value	$(1,813)	$(2,744)	$(2,926)	$(3,154)	$(3,457)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of December 31, 2012.

	Change in Recovery Rates
	(Structured Finance and International Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$238	$114	$—	$(105)	$(203)
Estimated net fair value	$(2,688)	$(2,812)	$(2,926)	$(3,031)	$(3,129)

Accounting principles for fair value measurements require the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivative portfolio using upfront credit spreads of 0%, an increase of 50%, and a decrease of 50%. The actual upfront spread used in the valuation as of December 31, 2012 ranged from 37.50% to 50.50% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Upfront Credit Spread
	(Structured Finance and International Insurance)
In millions	Increase by 50 Percent	No Change	Decrease by 50 Percent	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$25	$—	$(804)	$(2,160)
Estimated net fair value	$(2,901)	$(2,926)	$(3,730)	$(5,086)

With the inclusion of the MBIA recovery rate in the calculation of nonperformance risk for the Company’s insured credit derivatives portfolio, the following sensitivity table presents the estimated pre-tax change in fair value of insured credit derivatives due to changes in that recovery rate. The values shown below reflect an approximate trading range of the MBIA recovery rate.

	MBIA’s Recovery Rate
	(Structured Finance and International Insurance)
In millions	Decrease to 25 Percentage Points	No Change	Increase to 50 Percentage Points
Estimated pre-tax net gains (losses)	$693	$—	$(533)
Estimated net fair value	$(2,233)	$(2,926)	$(3,459)

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

Item 8. Financial Statements and Supplementary Data

MBIA INC. AND SUBSIDIARIES

See “Item 6. Selected Financial Data” for Supplementary Financial Information

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MBIA Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MBIA Inc. and its subsidiaries (“the Company”) as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, as a result of insured losses and realized investment losses during the period from 2007 to 2012, the Company has seen ratings downgrades, a near cessation of new insurance business written by the Company, and increasing liquidity pressure and faces significant risks and uncertainties that could affect amounts reported in the Company’s financial statements in future periods.

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

/s/ PricewaterhouseCoopers LLP

New York, NY

February 27, 2013

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2012	December 31, 2011
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $4,347 and $6,259)	$4,485	$6,177
Fixed-maturity securities at fair value	244	295
Investments pledged as collateral, at fair value (amortized cost $489 and $642)	443	543
Short-term investments held as available-for-sale, at fair value (amortized cost $662 and $1,577)	669	1,571
Other investments (includes investments at fair value of $12 and $96)	21	107

Total investments	5,862	8,693
Cash and cash equivalents	814	473
Premiums receivable	1,228	1,360
Deferred acquisition costs	302	351
Insurance loss recoverable	3,648	3,046
Property and equipment, at cost (less accumulated depreciation of $146 and $139)	69	69
Deferred income taxes, net	1,199	1,745
Other assets	268	243
Assets of consolidated variable interest entities:
Cash	176	160
Investments held-to-maturity, at amortized cost (fair value $2,674 and $3,489)	2,829	3,843
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $637 and $473)	625	432
Fixed-maturity securities at fair value	1,735	2,884
Loans receivable at fair value	1,881	2,046
Loan repurchase commitments	1,086	1,077
Derivative assets	—	450
Other assets	2	1

Total assets	$21,724	$26,873

Liabilities and Equity
Liabilities:
Unearned premium revenue	$2,938	$3,515
Loss and loss adjustment expense reserves	853	836
Investment agreements	944	1,578
Medium-term notes (includes financial instruments carried at fair value of $165 and $165)	1,598	1,656
Securities sold under agreements to repurchase	—	287
Long-term debt	1,662	1,840
Derivative liabilities	2,934	5,164
Other liabilities	315	391
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $3,659 and $4,754)	7,124	8,697
Long-term debt	—	360
Derivative liabilities	162	825
Other liabilities	—	1

Total liabilities	18,530	25,150

Commitments and contingencies (See Note 20)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—277,405,039 and 274,896,162	277	275
Additional paid-in capital	3,076	3,072
Retained earnings	2,039	805
Accumulated other comprehensive income (loss), net of tax of $21 and $105	56	(176)
Treasury stock, at cost—81,733,530 and 81,752,966 shares	(2,275)	(2,276)

Total shareholders’ equity of MBIA Inc.	3,173	1,700
Preferred stock of subsidiary and noncontrolling interest	21	23

Total equity	3,194	1,723

Total liabilities and equity	$21,724	$26,873

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Premiums earned:
Scheduled premiums earned	$372	$456	$504
Refunding premiums earned	233	149	90

Premiums earned (net of ceded premiums of $14, $12 and $28)	605	605	594
Net investment income	214	383	457
Fees and reimbursements	61	50	160
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(406)	(2,371)	(162)
Unrealized gains (losses) on insured derivatives	1,870	(441)	(607)

Net change in fair value of insured derivatives	1,464	(2,812)	(769)
Net gains (losses) on financial instruments at fair value and foreign exchange	55	(99)	88
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(58)	(125)	(206)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	(47)	24	142

Net investment losses related to other-than-temporary impairments	(105)	(101)	(64)
Net gains (losses) on extinguishment of debt	—	26	35
Other net realized gains (losses)	7	(1)	29
Revenues of consolidated variable interest entities:
Net investment income	67	70	73
Net gains (losses) on financial instruments at fair value and foreign exchange	18	59	342
Net gains (losses) on extinguishment of debt	49	—	25
Other net realized gains (losses)	—	263	(76)

Total revenues	2,435	(1,557)	894
Expenses:
Losses and loss adjustment	50	(80)	232
Amortization of deferred acquisition costs	50	63	59
Operating	381	308	290
Interest	284	300	325
Expenses of consolidated variable interest entities:
Operating	17	29	24
Interest	55	62	59

Total expenses	837	682	989

Income (loss) before income taxes	1,598	(2,239)	(95)
Provision (benefit) for income taxes	364	(920)	(148)

Net income (loss)	$1,234	$(1,319)	$53

Net income (loss) per common share:
Basic	$6.36	$(6.69)	$0.26
Diluted	$6.33	$(6.69)	$0.26
Weighted average number of common shares outstanding:
Basic	193,842,435	197,019,968	202,421,433
Diluted	194,904,830	197,019,968	203,021,134

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$1,234	$(1,319)	$53
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period, net of tax of $71, $96 and $10	143	209	134
Less: Reclassification adjustments for (gains) losses included in net income (loss), net of tax of $4, $17 and $82	7	32	152

Unrealized gains (losses) on available-for-sale securities, net	150	241	286
Other-than-temporary impairments on available-for-sale securities:
Other-than-temporary impairments arising during the period, net of tax of $18, $3 and $14	32	(5)	(26)
Less: Reclassification adjustments for other-than-temporary impairments included in net income (loss), net of tax of $24, $12 and $30	45	22	55

Other-than-temporary impairments on available-for-sale securities, net	77	17	29
Unrealized gains (losses) on derivative instruments:
Unrealized gains (losses) on derivative instruments arising during the period, net of tax of $1, $2 and $2	2	(5)	(3)
Less: Reclassification adjustments for (gains) losses included in net income (loss), net of tax of $10, $5 and $9	18	10	17

Unrealized gains (losses) on derivative instruments, net	20	5	14
Foreign currency translation, net of tax of $2, $1 and $2	(15)	(33)	(143)

Total other comprehensive income (loss)	232	230	186

Comprehensive income (loss)	$1,466	$(1,089)	$239

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended December 31, 2012, 2011 and 2010

(In millions except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary and Noncontrolling Interest		Total Equity

	Shares	Amount				Shares	Amount		Shares	Amount
Balance, January 1, 2010	274,826,872	$275	$3,058	$2,393	$(941)	(70,159,024)	$(2,195)	$2,590	1,677	$17	$2,607
ASU 2009-17 transition adjustment:
Consolidated variable interest entities, net of tax of $23	—	—	—	(319)	264	—	—	(55)	—	—	(55)
Deconsolidated variable interest entities, net of tax of $2	—	—	—	(3)	85	—	—	82	—	—	82

Total ASU 2009-17 transition adjustment	—	—	—	(322)	349	—	—	27	—	—	27
Net income	—	—	—	53	—	—	—	53	—	—	53
Other comprehensive income	—	—	—	—	186	—	—	186	—	—	186
Share-based compensation, net of tax of $3	(107,294)	—	6	—	—	(78,654)	1	7	—	—	7
Treasury shares acquired under share repurchase program	—	—	—	—	—	(4,736,300)	(31)	(31)	—	—	(31)
Preferred shares of subsidiary acquired	—	—	—	—	—	—	—	—	(251)	(3)	(3)

Balance, December 31, 2010	274,719,578	$275	$3,064	$2,124	$(406)	(74,973,978)	$(2,225)	$2,832	1,426	$14	$2,846

Net income	—	—	—	(1,319)	—	—	—	(1,319)	—	—	(1,319)
Other comprehensive income	—	—	—	—	230	—	—	230	—	—	230
Share-based compensation, net of tax of $4	176,584	—	8	—	—	(237,912)	(1)	7	—	—	7
Treasury shares acquired under share repurchase program	—	—	—	—	—	(6,541,076)	(50)	(50)	—	—	(50)
Preferred shares of subsidiary acquired	—	—	—	—	—	—	—	—	(111)	(2)	(2)
Change in noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—	11	11

Balance, December 31, 2011	274,896,162	$275	$3,072	$805	$(176)	(81,752,966)	$(2,276)	$1,700	1,315	$23	$1,723

Net income	—	—	—	1,234	—	—	—	1,234	—	—	1,234
Other comprehensive income	—	—	—	—	232	—	—	232	—	—	232
Share-based compensation, net of tax of $7	2,508,877	2	4	—	—	19,436	1	7	—	—	7
Change in noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—	(2)	(2)

Balance, December 31, 2012	277,405,039	$277	$3,076	$2,039	$56	(81,733,530)	$(2,275)	$3,173	1,315	$21	$3,194

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Premiums, fees and reimbursements received	$281	$397	$533
Investment income received	594	898	997
Insured derivative losses and commutations paid	(464)	(2,476)	(895)
Financial guarantee losses and loss adjustment expenses paid	(895)	(1,029)	(1,545)
Proceeds from reinsurance and recoveries	263	300	398
Operating and employee related expenses paid	(400)	(312)	(274)
Interest paid, net of interest converted to principal	(400)	(479)	(574)
Income taxes (paid) received	(6)	74	414

Net cash provided (used) by operating activities	(1,027)	(2,627)	(946)

Cash flows from investing activities:
Purchase of fixed-maturity securities	(4,463)	(7,744)	(9,967)
Sale and redemption of fixed-maturity securities	6,873	11,321	11,896
Proceeds from paydowns on variable interest entity loans	276	291	860
Purchase of held-to-maturity investments	—	—	(157)
Redemptions of held-to-maturity investments	1,014	196	756
Sale (purchase) of short-term investments, net	1,012	680	662
Sale (purchase) of other investments, net	114	73	53
Purchase of non-controlling interest in an affiliate, net of cash received	—	—	(27)
Consolidation (deconsolidation) of variable interest entities, net	(51)	(432)	754
(Payments) proceeds for derivative settlements	(288)	(373)	(216)
Collateral (to) from swap counterparty	(285)	—	166
Capital expenditures	(7)	(5)	(5)
Disposal of capital assets	—	—	3

Net cash provided (used) by investing activities	4,195	4,007	4,778

Cash flows from financing activities:
Proceeds from investment agreements	36	71	45
Payments for drawdowns of investment agreements	(688)	(524)	(767)
Principal paydowns of medium-term notes	(102)	(137)	(507)
Principal paydowns of variable interest entity notes	(1,229)	(1,100)	(1,793)
Payments for securities sold under agreements to repurchase	(287)	(184)	(31)
Dividends paid	—	—	(1)
Net proceeds from issuance of debt	—	105	—
Payments for retirement of debt	(540)	(65)	(393)
Purchase of treasury stock	—	(50)	(31)
Change in noncontrolling interest and redemption of subsidiary preferred stock, net	(2)	9	(29)
Restricted stock awards settlements, net	1	(2)	2

Net cash provided (used) by financing activities	(2,811)	(1,877)	(3,505)

Net increase (decrease) in cash and cash equivalents	357	(497)	327
Cash and cash equivalents—beginning of period	633	1,130	803

Cash and cash equivalents—end of period	$990	$633	$1,130

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$1,234	$(1,319)	$53
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	152	209	259
Deferred acquisition costs	49	61	61
Unearned premium revenue	(600)	(624)	(635)
Loss and loss adjustment expense reserves	17	(293)	(81)
Insurance loss recoverable	(602)	(514)	(769)
Current income taxes	(5)	86	501
Net investment losses related to other-than-temporary impairments	105	101	64
Realized losses and other settlements on insured derivatives	—	—	(607)
Unrealized (gains) losses on insured derivatives	(1,870)	441	607
Net (gains) losses on financial instruments at fair value and foreign exchange	(73)	40	(430)
Other net realized (gains) losses	(7)	(262)	47
Deferred income tax provision (benefit)	365	(935)	(221)
(Gains) losses on extinguishment of debt	(49)	(26)	(60)
Other operating	257	408	265

Total adjustments to net income (loss)	(2,261)	(1,308)	(999)

Net cash provided (used) by operating activities	$(1,027)	$(2,627)	$(946)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates one of the largest financial guarantee insurance businesses in the industry and is a provider of asset management advisory services. These activities are managed through three business segments: United States (“U.S.”) public finance insurance; structured finance and international insurance; and advisory services. The Company’s U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation and its subsidiaries (“National”), its structured finance and international insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and its asset management advisory services business is primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). The holding company, MBIA, and certain of its subsidiaries also manage certain other business activities, the results of which are reported in its corporate, asset/liability products, and conduit segments. The corporate segment includes revenues and expenses that arise from general corporate activities. While the asset/liability products and conduit businesses represent separate business segments, they may be referred to collectively as “wind-down operations” as the funding programs managed through those businesses are in wind-down. Refer to “Note 12: Business Segments” for further information about the Company’s reporting segments.

Business Developments

As a result of insured losses and realized investment losses during the period from 2007 through December 31, 2012, the Company has seen ratings downgrades, a near cessation of new insurance business, and increasing liquidity pressure. The Company has been unable to write meaningful amounts of new insurance business since 2008 and does not expect to write significant new insurance business prior to an upgrade of the credit ratings of National. As of December 31, 2012, National was rated BBB with a developing outlook by Standard & Poor’s Financial Services LLC (“S&P”) and Baa2 with a negative outlook by Moody’s Investors Service, Inc. (“Moody’s”).

As of December 31, 2012, the liquidity position of MBIA, which consists of the liquidity positions of the Company’s corporate segment and asset/liability products segment, was $239 million compared with $386 million as of December 31, 2011. In the fourth quarter of 2012, the Company repurchased approximately $172 million of its unsecured senior debt on a reverse inquiry basis. Subsequent to December 31, 2012, $115 million was released from an escrow account under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”), which is an increase to MBIA’s liquidity position. Management believes that MBIA can support its operating needs for the foreseeable future primarily from anticipated releases of assets from the Tax Escrow Account, which releases are subject to the risk of National incurring tax losses in the future and declines in the value of the assets held in the Tax Escrow Account.

During the fourth quarter of 2012, MBIA successfully completed a consent solicitation pursuant to which it received the consent of MBIA Inc. senior noteholders to amend the indentures pursuant to which its senior notes were issued. Refer to “Note 10: Debt” for information about these amendments. The purpose of the consent solicitation was to avoid the risk of a substantial value erosion of the Company in the event of the initiation of an MBIA Insurance Corporation rehabilitation or liquidation by the New York State Department of Financial Services (“NYSDFS”) (an “MBIA Corp. Proceeding”). There is pending litigation challenging the validity of the aforementioned amendments. Refer to “Note 20: Commitments and Contingencies” for a description of this litigation.

During the year ended December 31, 2012, MBIA Corp. continued to seek to reduce both the absolute amount and the volatility of its obligations and potential future claim payments through the execution of commutations of insurance policies. The combination of the failure of certain mortgage originators to honor contractual obligations to repurchase ineligible mortgage loans from securitizations the Company insured, commutation payments to reduce liabilities and claim payments has increased liquidity pressure on MBIA Corp. The failure of certain mortgage originators, primarily Bank of America/Countrywide, to repurchase ineligible mortgages from securitizations the Company insured represents significant breaches of their contractual obligations. As of December 31, 2012 and 2011, MBIA Corp.’s cash and liquid assets were $345 million and $534 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

The Company believes MBIA Corp.’s current liquidity position is adequate to make expected future claim payments assuming its insured commercial mortgage-backed securities (“CMBS”) exposures held by Bank of America/Merrill Lynch are commuted as part of a settlement of MBIA’s put-back claims against Bank of America. No assurance can be given as to whether such a settlement can be timely reached. In the absence of collecting a substantial amount of its put-back recoverables and in light of the potential for substantial claims in the near-term on its insured CMBS exposure, the related liquidity stress to MBIA Corp. could result in an MBIA Corp. Proceeding.

During the year ended December 31, 2012, MBIA Corp. made $1.2 billion in gross claim payments, and commuted $13.4 billion of gross insured exposure, primarily comprising structured CMBS pools, commercial real estate (“CRE”) collateralized debt obligations (“CDOs”), investment grade corporate CDOs, asset-backed securities (“ABS”) CDOs, and subprime residential mortgage-backed securities (“RMBS”) transactions.

The reference herein to “ineligible” mortgage loans refers to those mortgage loans that the Company believes failed to comply with the representations and warranties made by the sellers/servicers of the securitizations to which those mortgage loans were sold (including mortgage loans that failed to comply with the related underwriting criteria), based on the Company’s assessment of such mortgage loans’ compliance with such representations and warranties, which included information provided by third-party review firms. The sellers/servicers have contractual obligations to cure, repurchase or replace such ineligible mortgage loans. These expected recoveries are generally referred to as “put-backs”, and are calculated based on the Company’s assessment of a range of possible collection outcomes. The Company’s assessment of the ineligibility of individual mortgage loans has been challenged by the sellers/servicers of the securitizations in litigation and there is no assurance that the Company’s determinations will prevail.

Risks and Uncertainties

The Company’s financial statements include estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The outcome of certain significant risks and uncertainties could cause the Company to revise its estimates and assumptions or could cause actual results to differ from the Company’s estimates. While the Company believes it continues to have sufficient capital and liquidity to meet all of its expected obligations, if one or more possible adverse outcomes were to be realized, its statutory capital, financial position, results of operations and cash flows could be materially and adversely affected. Significant risks and uncertainties that could affect amounts reported in the Company’s financial statements in future periods include, but are not limited to, the following:

•

Management’s expected liquidity and capital forecast for MBIA Corp. for 2013 reflects adequate resources to pay expected claims. However, there is a significant risk to this forecast as the Company’s forecast assumes a settlement with Bank of America including a commutation of insured CMBS exposure, as well as a collection of a substantial portion of MBIA’s put-back recoverable recorded against Bank of America/Countrywide. The Company believes that a timely settlement will occur because it believes a comprehensive settlement is in the best interests of MBIA Corp. and Bank of America. If, however, MBIA Corp. is not able to reach a comprehensive settlement with Bank of America and Bank of America’s subsidiary, Merrill Lynch, presents substantial claims on its policies covering CMBS pools, MBIA Corp. may have insufficient resources to cover Bank of America’s claims. While no claims have been made on these CMBS exposures to date, given the significant erosion of the deductible in some of the underlying insured credit default swaps (“CDS”), the Company expects that Bank of America /Merrill Lynch will have the ability to make a claim in the near term. In addition, Bank of America/Merrill Lynch is also one of two remaining plaintiffs in the litigation challenging the establishment of National (“Transformation Litigation”), and developments in this litigation may impact the amount MBIA ultimately collects in a comprehensive settlement. While management believes it is more likely than not that a settlement will be reached, which would alleviate its liquidity risk, there can be no assurance such a settlement will be reached timely on mutually acceptable terms.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

As a result of the risk that MBIA may not reach a settlement with Bank of America within a reasonable period of time, management has concluded that there is a significant risk of an MBIA Corp. Proceeding. In the event of an MBIA Corp. Proceeding, the Company may be subject to, among other things, the following:

•

Medium-term notes (“MTNs”) issued by MBIA’s subsidiaries MBIA Global Funding, LLC (“GFL”) and Meridian Global Funding, LLC (“Meridian”), which are insured by MBIA Corp., would accelerate. To the extent GFL failed to pay the accelerated amounts under the GFL MTNs or the collateral securing the Meridian MTNs was deemed insufficient to pay the accelerated amounts under the Meridian MTNs, the MTN holders would have policy claims against MBIA Corp. for scheduled payments of interest and principal;

•

An MBIA Corp. Proceeding may accelerate certain investment agreements issued by MBIA Inc., including, in some cases, with make-whole payments. While the investment agreements are fully collateralized with high quality collateral, the settlements of these amounts could reduce MBIA Inc.’s liquidity resources, and to the extent MBIA fails to pay the accelerated amounts under these investment agreements or the collateral securing these investment agreements is deemed insufficient to pay the accelerated amounts due, the holders of the investment agreements would have policy claims against MBIA Corp.;

•

CDS counterparties may seek to terminate CDS contracts insured by MBIA Corp. and make market-based damage claims (irrespective of whether actual credit-related losses are expected under the underlying exposure), which claims could aggregate $7.0 billion or more. The Company believes that such an acceleration would likely eliminate any residual value in MBIA Corp.;

•

The Company may be unable to carry out its tax planning strategies as a result of an MBIA Corp. Proceeding. This may cause the Company to record additional allowances against a portion or all of its deferred tax assets. Refer to “Note 11: Income Taxes” for information about the Company’s deferred tax assets. In addition, the Company currently files a consolidated tax return. An MBIA Corp. Proceeding could result in challenges to the tax sharing arrangement among the MBIA affiliates that might adversely affect the Company’s ability to manage taxes efficiently;

•

The rehabilitator or liquidator would replace the Board of Directors of MBIA Corp. and take control of the operations and assets of MBIA Corp., which would result in MBIA Inc. losing control of MBIA Corp. and possible changes to MBIA Corp.’s strategies and management;

•

An MBIA Corp. Proceeding would be an event of default under the secured loan from National to MBIA Corp. (“National Secured Loan”). While National has a perfected interest in the assets pledged to secure the loan and the Company expects that National will be repaid in full from the assets pledged to secure the loan, an MBIA Corp. Proceeding could result in challenges to National’s ability to collect amounts due under the loan and in a delay in National’s ability to realize on the collateral securing the loan. Impairment of the National Secured Loan could materially adversely affect National’s capital position and results of operations, its ratings, its plan to re-enter the municipal bond insurance business;

•

An MBIA Corp. Proceeding may impose unplanned costs on MBIA Inc. In addition, MBIA Corp. would be subject to significant additional expenses arising from the appointment of a rehabilitator or liquidator, as receiver, and payment of the fees and expenses of the advisors to such rehabilitator or liquidator; and

•

While MBIA Inc.’s senior note indentures were amended in November 2012 such that an MBIA Corp. Proceeding would not constitute an event of default, Bank of America has initiated pending litigation regarding the validity of those amendments, and there can be no assurance that the validity of those amendments would be upheld. If the amendments were to be overturned, MBIA Inc.’s senior debt may be accelerated if an MBIA Corp. Proceeding were to occur.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

•

Management believes that MBIA Inc. has sufficient liquidity resources to meet all of its obligations for the foreseeable future. However, MBIA Inc. may not have sufficient liquidity to make all payments due on its liabilities and to meet other financial requirements, such as posting collateral, primarily as a result of invested asset performance and a potential inadequacy of dividends from its principal operating subsidiaries. In order to meet liquidity requirements, MBIA Inc. may finance unencumbered assets through intercompany or third-party facilities, in some cases with NYSDFS approval, or use free cash or other assets, although there can be no assurance that these strategies will be available or adequate. A failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp.

•

Incurred losses from insured RMBS have declined from their peaks. However, due to the large percentage of ineligible mortgage loans included within the MBIA Corp. insured second-lien portfolio, performance remains difficult to predict and losses could ultimately be in excess of MBIA Corp.’s current estimated loss reserves. In addition, MBIA Corp.’s efforts to recover losses from second-lien RMBS originators, including but not limited to Bank of America, could be delayed, settled at amounts below its contractual claims or potentially settled at amounts below those recorded in its financial statements. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for information about MBIA Corp.’s RMBS reserves and recoveries.

•

Further economic stress might cause increases in MBIA Corp.’s loss estimates on its remaining exposure, particularly within its higher risk structured CMBS pool and ABS CDO exposures. As of December 31, 2012, MBIA Corp.’s CMBS pool gross par outstanding, including exposure held by Bank of America, and ABS CDO gross par outstanding was approximately $15.6 billion and $4.3 billion, respectively. The Company’s primary strategy for managing its CMBS pool and ABS CDO exposures has been commutations. Consistent with this strategy, in the fourth quarter of 2012, MBIA Corp. agreed with a CDS counterparty on a commutation of certain potentially volatile policies insuring ABS CDO, structured CMBS pools and CRE CDO transactions. The agreement was subject to the approval by the NYSDFS of a request to draw on the National Secured Loan in order to finance the commutation, as well as the receipt by MBIA Corp. of confirmation from the NYSDFS of its non-disapproval of the commutation. MBIA Corp. requested the NYSDFS to confirm its non-disapproval of the commutation and for approval of a loan under the National Secured Loan or for approval of an alternative financing structure to finance the commutation. Subsequent to December 31, 2012, those requests were denied. The Company’s ability to commute insured transactions is limited by available liquidity, including the availability of intercompany loans under the National Secured Loan and the use of other available financing structures and liquidity, all of which could be subject to regulatory approval by the NYSDFS. There can be no assurance that the Company will be able to fund further commutations by borrowing from National or otherwise. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for information about the Company’s estimate of losses on its exposures.

•

As of December 31, 2012, MBIA Corp. was not in compliance with a requirement under New York Insurance Law (“NYIL”) to hold qualifying assets in an amount at least equal to its insurance liabilities. In order to be in compliance, MBIA Corp. has requested approval from the NYSDFS to release a portion of its contingency reserves but, to date, has not received approval. In addition, as of September 30, 2012 and December 31, 2012, MBIA Corp. exceeded its aggregate risk limits under NYIL. MBIA Corp. has filed a formal notification with the NYSDFS regarding the overage and submitted a plan to achieve compliance with its limits. While the NYSDFS has not taken action against MBIA Corp., the NYSDFS may restrict MBIA Corp. from making commutation or other payments or may impose other remedial actions for failing to meet these requirements.

•

Litigation over the NYSDFS approval of National’s creation or additional hurdles to achieving high stable ratings may continue to impede National’s ability to resume writing municipal bond insurance, reducing its long-term ability to generate capital and cash from operations. An adverse result in the litigation could result in a cessation of National’s ability to write new business and a material adverse effect on National and the Company.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

•

In the event the economy and the markets to which MBIA is exposed do not improve, or decline, the unrealized losses on insured credit derivatives could increase, causing additional stress in the Company’s reported financial results. In addition, volatility in the relationship between MBIA’s credit spreads and those on underlying collateral assets of insured credit derivatives can create significant unrealized gains and losses on the Company’s reported results of operations. Refer to “Note 7: Fair Value of Financial Instruments” for information about the Company’s valuation of insured credit derivatives.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Investments

The Company classifies its fixed-maturity investments as available-for-sale (“AFS”), held-to-maturity (“HTM”), or trading. AFS investments are reported in the consolidated balance sheets at fair value with unrealized gains and losses, net of applicable deferred income taxes, reflected in accumulated other comprehensive income (loss) in shareholders’ equity. Bond discounts and premiums are accreted and amortized using the effective yield method over the remaining term of the securities. For mortgage-backed securities (“MBS”) and ABS, discounts and premiums are amortized using the retrospective method. For pre-refunded bonds, the remaining term is determined based on the contractual refunding date. Investment income is recorded as earned. Realized gains and losses represent the difference between the amortized cost value and the sale proceeds. The first-in, first-out method is used to identify the investments sold and the resulting realized gains and losses are included as a separate component of revenues.

HTM investments consist mainly of debt securities for which the Company has the ability and intent to hold such investments to maturity. These investments are reported in the consolidated balance sheets at amortized cost. Discounts and premiums are amortized using the effective yield method over the remaining term of the assets. Investment income, including interest income, is recorded as earned.

Investments designated as trading consist primarily of debt securities which are held in portfolios that are actively managed and are subject to frequent buying and selling. Trading securities are carried at fair value with changes in fair value recorded in earnings.

Other investments include the Company’s investment in equity securities. The Company records its share of the unrealized gains and losses on equity securities, net of applicable deferred income taxes, in accumulated other comprehensive income (loss) in shareholders’ equity when it does not have a controlling financial interest in or exert significant influence over an entity (generally a voting interest of less than 20%).

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

Other-Than-Temporary Impairments on Investment Securities

The Company’s consolidated statements of operations reflect the full impairment (the difference between a security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For AFS and HTM debt securities that management has no intent to sell and believes that it is more likely than not such securities will not be required to be sold prior to recovery, only the credit loss component of the impairment is recognized in earnings. For AFS securities, the remaining fair value loss is recognized in accumulated other comprehensive income, net of applicable deferred income taxes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

The Company’s AFS and HTM securities for which the fair value is less than amortized cost are reviewed no less than quarterly in order to determine whether a credit loss exists. This evaluation includes both qualitative and quantitative considerations. In assessing whether a decline in value is related to a credit loss, the Company considers several factors, including but not limited to (a) the magnitude and duration of the decline, (b) credit indicators and the reasons for the decline, such as general interest rate or credit spread movements, credit rating downgrades, issuer-specific changes in credit spreads, and the financial condition of the issuer, and (c) any guarantees associated with a security such as those provided by financial guarantee insurance companies. Credit loss expectations for ABS and CDOs are assessed using discounted cash flow modeling, and the recoverability of amortized cost for corporate obligations is generally assessed using issuer-specific credit analyses.

Cash, Cash Equivalents and Collateral

Cash and cash equivalents include cash on hand, demand deposits, and deposits with banks with original maturities of less than 90 days.

Under certain non-insurance derivative contracts entered into by the Company, collateral postings are required by either MBIA or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. Securities pledged in connection with these derivative contracts may not be repledged by the counterparty. The Company reports cash received or posted in its consolidated statements of cash flows as operating, investing or financing, consistent with the classification of the asset or liability that created the posting requirement.

Acquisition Costs

The Company capitalizes and defers acquisition costs that are directly related to the successful acquisition of new or renewal business. Acquisition costs are costs to acquire an insurance contract which result directly from and is essential to the insurance contracts transaction and would not have been incurred by the Company had the contract transaction not occurred. For business produced directly by National or MBIA Corp., such costs include compensation of employees involved in underwriting and deferred issuance functions, certain rating agency fees, state premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. Acquisition costs also include ceding commissions paid by the Company in connection with assuming business from other financial guarantors. Acquisition costs, net of ceding commissions received, related to non-derivative insured financial guarantee transactions are deferred and amortized over the period in which the related premiums are earned. Acquisition costs related to insured derivative transactions are expensed as incurred. See “Note 3: Recent Accounting Pronouncements” for a discussion on the adoption of the new accounting standard on acquisition costs.

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

Derivatives

MBIA has entered into derivative transactions as an additional form of financial guarantee and for purposes of hedging risks associated with existing assets and liabilities. All derivative instruments are recognized at fair value on the balance sheet as either assets or liabilities depending on the rights or obligations under the contract. The recognition of changes in the fair value of a derivative within the statements of operations will depend on the intended use of the derivative. If the derivative does not qualify as part of a hedging relationship or is not designated as such, the gain or loss on the derivative is recognized in the consolidated statements of operations as “Net gains (losses) on financial instruments at fair value and foreign exchange” or “Change in fair value of insured derivatives”, depending on the nature of the derivative.

The nature of the Company’s business activities requires the management of various financial and market risks, including those related to changes in interest rates and foreign currency exchange rates. The Company uses derivative instruments to mitigate or eliminate certain of those risks. The Company has previously designated some derivatives as fair value hedges.

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

If circumstances or events arise that require the termination and settlement of a derivative contract prior to maturity, any resulting gain or loss will be recognized immediately in earnings. For qualifying fair value hedges, if the hedge relationship is terminated, the derivative fair value adjustment is reported as part of the basis of the hedged item and is amortized to earnings as a yield adjustment. If the underlying hedged item of a hedge relationship ceases to exist, all changes in the fair value of the derivative are recognized in earnings each period until the derivative matures or terminates. The Company terminated all of its remaining fair value hedges during 2012.

Certain of the Company’s financial guarantees that meet the definition of a derivative are subject to a financial guarantee scope exception, as defined by the accounting guidance for derivative instruments and hedging activities. This scope exception provides that these financial guarantee contracts are not subject to accounting guidance for derivative instruments and should be accounted for as financial guarantee insurance contracts only if:

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

Approximately 91% of the Company’s financial guarantee contracts qualify for the scope exception defined above and, therefore, are accounted for as financial guarantee insurance contracts. The remaining contracts do not meet the scope exception, primarily because the guaranteed party is not exposed to the risk of nonpayment both at inception of the financial guarantee contract and throughout its term. These contracts are accounted for as derivatives and reported on the Company’s balance sheets as either assets or liabilities, depending on the rights or obligations under the contract, at fair value. The Company refers to these contracts as insured CDS contracts. Insured CDS contracts are not designated as hedges and changes in the fair value are reflected in the consolidated statements of operations as “Unrealized gains (losses) on insured derivatives”.

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

Refer to “Note 9: Derivative Instruments” for a further discussion of the Company’s use of derivatives and their impact on the Company’s consolidated financial statements and “Note 7: Fair Value of Financial Instruments” for derivative valuation techniques and fair value disclosures.

Offsetting of Fair Value Amounts Related to Derivative Instruments

The Company has a policy of presenting the fair value amounts recognized for eligible derivative contracts executed with the same counterparty on a net basis in the consolidated balance sheets. Accrued receivables and accrued payables which meet the offsetting criteria are netted, separately from the derivative values, in other assets/other liabilities. Cash collateral is offset against amounts recognized as derivative liabilities and the related accrued interest for eligible derivative contracts. Refer to “Note 9: Derivative Instruments” for the impact of netting eligible derivative contracts executed with the same counterparty on the consolidated balance sheets.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that it believes market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. The Company has also taken into account its own nonperformance risk and that of its counterparties when measuring fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

The Company previously elected to record at fair value certain financial instruments that contained an embedded derivative requiring bifurcation in accordance with the accounting guidance for hybrid financial instruments. These instruments included certain MTNs and certain AFS securities. Management elected to fair value hybrid instruments in those instances where the host contract and the embedded derivative were not separately subject to a hedging relationship.

Refer to “Note 7: Fair Value of Financial Instruments” for additional fair value disclosures.

Loss and Loss Adjustment Expenses

The Company recognizes loss reserves on a contract-by-contract basis when the present value of expected net cash outflows to be paid under the contract discounted using a risk-free rate as of the measurement date exceeds the unearned premium revenue. A loss reserve is subsequently remeasured each reporting period for expected increases or decreases due to changes in the likelihood of default and potential recoveries. Subsequent changes to the measurement of the loss reserves are recognized as loss expense in the period of change. Measurement and recognition of loss reserves are reported gross of any reinsurance. The Company estimates the likelihood of possible claims payments and possible recoveries using probability-weighted expected cash flows based on information available as of the measurement date, including market information. Accretion of the discount on a loss reserve is included in loss expense.

The Company recognizes potential recoveries on paid claims based on probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. Such amounts are reported within “Insurance loss recoverable” on the Company’s consolidated balance sheets. To the extent the Company had recorded potential recoveries in its loss reserves previous to a claim payment, such recoveries are reclassified to “Insurance loss recoverable” upon payment of the related claim and remeasured each reporting period.

The Company’s loss reserve, insurance loss recoverable, and accruals for loss adjustment expense (“LAE”) incurred are disclosed in “Note 6: Loss and Loss Adjustment Expense Reserves.”

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

Stock-Based Compensation

The Company recognizes in earnings all stock-based payment transactions at the fair value of the stock-based compensation provided. Under the modified prospective transition method selected by the Company, all equity-based awards granted to employees and existing awards modified on or after January 1, 2003 are accounted for at fair value with compensation expense recorded in net income. Refer to “Note 16: Long-term Incentive Plans” for a further discussion regarding the methodology utilized in recognizing employee stock compensation expense.

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

MBIA Inc. and its eligible U.S. subsidiaries file a consolidated federal income tax return. The U.S. income taxes, which represent a majority of the taxes paid by the Company, are allocated based on the provisions of the Company’s tax sharing agreement which governs the intercompany settlement of tax obligations and benefits. The method of allocation between the members is generally based upon separate-company calculations as if each member filed a separate tax return on its own. MBIA Inc. also intends, as part of the agreement, that no member’s net operating loss (“NOL”) will expire without compensation.

In establishing a liability for an unrecognized tax benefit (“UTB”), assumptions may be made in determining whether a tax position is more likely than not to be sustained upon examination by the taxing authority and also in determining the ultimate amount that is likely to be realized. A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of tax benefit recognized is based on the Company’s assessment of the largest amount of benefit that is more likely than not to be realized on ultimate settlement with the taxing authority. This measurement is based on many factors, including whether a tax dispute may be settled through negotiation with the taxing authority or is only subject to review in the courts. As new information becomes available, the Company evaluates its tax positions, and adjusts its UTB, as appropriate. If the tax benefit ultimately realized differs from the amount previously recognized, the Company recognizes an adjustment of the UTB.

Refer to “Note 11: Income Taxes” for additional information about the Company’s income taxes.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Presentation of Comprehensive Income (ASU 2011-05)

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” This ASU amends the presentation of total comprehensive income, and requires the components of net income, and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change what currently constitutes net income and other comprehensive income. The Company elected the two-statement approach that required the presentation of the components of net income and total net income in the statement of operations, and the presentation in a statement immediately following of the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements (continued)

The new guidance was effective for the Company beginning January 1, 2012. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustments. The Company adopted this standard effective January 1, 2012. The standard only affected the Company’s presentation of comprehensive income and did not affect the Company’s consolidated balance sheets, results of operations, or cash flows.

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

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26)

In October 2010, the FASB issued ASU 2010-26, “Financial Services—Insurance (Topic 944)—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” This amendment specifies which costs incurred in the acquisition of new and renewal insurance contracts should be capitalized. The Company adopted this standard on a prospective basis effective January 1, 2012. As the Company is currently not writing any significant new business, the adoption of this standard did not have a material effect on the Company’s consolidated balance sheets, results of operations, or cash flows. The difference between the amount of acquisition costs capitalized during 2012 compared with the amount of acquisition costs that would have been capitalized during the period if the Company’s previous policy had been applied during that period is not material because the Company did not write any significant new insurance business during 2012.

Recent Accounting Developments

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02)

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” that requires an entity to present information about the amounts reclassified out of accumulated other comprehensive income by component and to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments will only affect the Company’s disclosures and will not affect the consolidated balance sheets, results of operations, or cash flows. This update is effective for interim and annual periods beginning January 1, 2013 and is applied on a prospective basis.

Disclosures about Offsetting Assets and Liabilities (ASU 2011-11)

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 creates new disclosure requirements about the nature of the Company’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. This amendment does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. The disclosure requirements are effective for the Company beginning in the first quarter of 2013. In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 clarifies that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. These standards will only affect the Company’s disclosures and will not affect the Company’s consolidated balance sheets, results of operations, or cash flows.

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

Wind-down Operations

In its asset/liability products segment, the Company invests in obligations issued by issuer-sponsored SPEs which are included in fixed-maturity securities held as AFS. The Company evaluates issuer-sponsored SPEs to determine if the entity is a VIE. For all entities determined to be VIEs, the Company evaluates whether its investment is determined to have both of the characteristics of a controlling financial interest in the VIE. The Company performs an ongoing reassessment of controlling financial interests in issuer-sponsored VIEs based on investments held. MBIA’s wind-down operations do not have a controlling financial interest in any issuer-sponsored VIEs and are not the primary beneficiary of any issuer-sponsored VIEs.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of December 31, 2012 and 2011. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of December 31, 2012 and 2011. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

	December 31, 2012
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$16,925	$10,873	$—	$62	$5	$55	$37	$74
Mortgage-backed residential	34,061	13,075	11	77	3,278	75	440	4
Mortgage-backed commercial	4,801	2,432	—	2	—	2	—	—
Consumer asset-backed	5,820	3,086	10	19	—	19	21	—
Corporate asset-backed	19,980	9,981	—	123	13	140	—	—

Total global structured finance	81,587	39,447	21	283	3,296	291	498	78
Global public finance	39,259	21,346	—	220	—	267	4	—

Total insurance	$120,846	$60,793	$21	$503	$3,296	$558	$502	$78

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

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $8.3 billion and $7.3 billion, respectively, as of December 31, 2012, and $10.9 billion and $9.9 billion, respectively, as of December 31, 2011. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Additional VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. No additional VIEs were consolidated during the year ended December 31, 2012. Net realized losses related to the initial consolidation of additional VIEs were $16 million and $76 million for the years ended December 31, 2011 and 2010, respectively. No gains or losses were recognized on the VIEs that were deconsolidated during the year ended December 31, 2012 and net realized gains related to the deconsolidation of VIEs were $271 million for the year ended December 31, 2011 and were immaterial for the year ended December 31, 2010.

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

As of December 31, 2012 and 2011, the Company reported premiums receivable of $1.2 billion and $1.4 billion, respectively, primarily related to installment policies for which premiums will be collected over the estimated term of the contracts. Premiums receivable for an installment policy is initially measured at the present value of premiums expected to be collected over the expected period or contract period of the policy using a risk-free discount rate. Premiums receivable for policies that use the expected period of risk due to expected prepayments are adjusted in subsequent measurement periods when prepayment assumptions change using the risk-free discount rate as of the remeasurement date. As of December 31, 2012 and 2011, the weighted average risk-free rate used to discount future installment premiums was 2.6% and 2.8%, respectively, and the weighted average expected collection term of the premiums receivable was 9.13 years as of December 31, 2012 and 2011.

The Company evaluates whether any premiums receivable are uncollectible at each balance sheet date. If the Company determines that premiums are uncollectible, it records a write-off of such amounts in current earnings. The majority of the Company’s premiums receivable consists of the present values of future installment premiums that are not yet billed or due primarily from structured finance transactions. Given that premiums due to MBIA typically have priority over most other payment obligations of structured finance transactions, the Company determined that the amount of uncollectible premiums as of December 31, 2012 and 2011 was insignificant.

As of December 31, 2012 and 2011, the Company reported reinsurance premiums payable of $59 million and $64 million, respectively, which represents the portion of the Company’s premiums receivable that is due to reinsurers. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.

The following tables present a roll forward of the Company’s premiums receivable for the years ended December 31, 2012 and 2011:

In millions			Adjustments
Premiums Receivable as of December 31, 2011	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other (1)	Premiums Receivable as of December 31, 2012	Reinsurance Premiums Payable as of December 31, 2012
$1,360	$(182)	$5	$(57)	$32	$70	$1,228	$59

(1)—Primarily consists of unrealized gains (losses) due to foreign currency exchange rates.

In millions			Adjustments
Premiums Receivable as of December 31, 2010	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other (1)	Premiums Receivable as of December 31, 2011	Reinsurance Premiums Payable as of December 31, 2011
$1,589	$(212)	$—	$(76)	$40	$19	$1,360	$64

(1)—Primarily consists of unrealized gains (losses) due to foreign currency exchange rates.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Insurance Premiums (continued)

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

In millions	Expected Collection of Premiums
Three months ended:
March 31, 2013	$30
June 30, 2013	43
September 30, 2013	30
December 31, 2013	36

Twelve months ended:
December 31, 2014	125
December 31, 2015	117
December 31, 2016	109
December 31, 2017	99

Five years ended:
December 31, 2022	378
December 31, 2027	264
December 31, 2032 and thereafter	303

Total	$1,534

The following table presents the unearned premium revenue balance and future expected premium earnings as of and for the periods presented:

		Expected Future Premium Earnings
In millions	Unearned Premium Revenue	Upfront	Installments	Accretion	Total Expected Future Premium Earnings
December 31, 2012	$2,938			.

Three months ended:
March 31, 2013	2,860	$46	$32	$7	$85
June 30, 2013	2,783	46	31	7	84
September 30, 2013	2,709	44	30	7	81
December 31, 2013	2,637	42	30	7	79

Twelve months ended:
December 31, 2014	2,368	159	110	27	296
December 31, 2015	2,123	143	102	25	270
December 31, 2016	1,898	130	95	23	248
December 31, 2017	1,693	120	85	21	226

Five years ended:
December 31, 2022	915	456	322	83	861
December 31, 2027	442	268	205	50	523
December 31, 2032 and thereafter	—	234	208	51	493

Total		$1,688	$1,250	$308	$3,246

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

In establishing case basis loss reserves, the Company calculates the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and the weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of the loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. If the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of December 31, 2012. For example, a higher discount rate applied to expected future payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to the potential future recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company.

As of December 31, 2012, the majority of the Company’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP were related to insured second-lien and first-lien RMBS transactions. These reserves and recoveries do not include estimates for policies insuring credit derivatives. Policies insuring credit derivative contracts are accounted for as derivatives and carried at fair value under GAAP. The fair values of insured derivative contracts are influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policies. In the absence of credit impairments on insured derivative contracts or the early termination of such contracts at a loss, the cumulative unrealized losses recorded from fair valuing these contracts should reverse before or at the maturity of the contracts.

Notwithstanding the difference in accounting under GAAP for financial guarantee policies and the Company’s insured derivatives, insured derivatives have similar terms, conditions, risks, and economic profiles to financial guarantee insurance policies, and, therefore, are evaluated by the Company for loss (referred to as credit impairment herein) and LAE periodically in a manner similar to the way that loss and LAE reserves are estimated for financial guarantee insurance policies. Credit impairments represent actual payments and collections plus the present value of estimated expected future claim payments, net of recoveries. MBIA Insurance Corporation’s expected future claim payments for insured derivatives were discounted using a rate of 5.72%, the same rate it used to calculate its statutory loss reserves as of December 31, 2012. These credit impairments, calculated in accordance with statutory accounting principles (“U.S. STAT”), differ from the fair values recorded in the Company’s consolidated financial statements. The Company considers its credit impairment estimates as critical information for investors as it provides information about loss payments the Company expects to make on insured derivative contracts. As a result, the following loss and LAE process discussion includes information about loss and LAE activity recorded in accordance with GAAP for financial guarantee insurance policies and credit impairments estimated in accordance with U.S. STAT for insured derivative contracts. Refer to “Note 7: Fair Value of Financial Instruments” included herein for additional information about the Company’s insured credit derivative contracts.

RMBS Case Basis Reserves and Recoveries (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company calculated RMBS case basis reserves as of December 31, 2012 for both second-lien and first-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model, and a commercially available model to estimate expected ultimate cumulative losses on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous three months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case).

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

Second-lien RMBS Reserves

The Company’s second-lien RMBS case basis reserves as of December 31, 2012 relate to RMBS backed by home equity lines of credit (“HELOC”) and closed-end second mortgages (“CES”).

The Roll Rates for 30-59 day delinquent loans and 60-89 day delinquent loans are calculated on a transaction-specific basis. The Company assumes that the Roll Rate for 90+ day delinquent loans, excluding foreclosures and Real Estate Owned (“REO”) is 95%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of November 30, 2012 to estimate future losses from loans that are delinquent as of the current reporting period.

Roll Rates for loans that are current as of November 30, 2012 (“Current Roll to Loss”) are also calculated on a transaction-specific basis. A proportion of loans reported current as of November 30, 2012 is assumed to become delinquent every month, at a Current Roll to Loss rate that persists at a high level for a time and subsequently starts to decline. A key assumption in the model is the period of time in which the Company projects high levels of Current Roll to Loss to persist. In the Company’s base case, the Company assumes that the Current Roll to Loss begins to decline immediately and continues to decline over the next six months to 25% of their levels as of November 30, 2012. In the stress case, the period of elevated delinquency and loss is extended by six months. In the additional stress case, the Company assumes that the current trends in losses will remain through late 2013, after which time they will revert to the base case. For example, in the base case, as of November 30, 2012, if the amount of current loans which become 30-59 days delinquent is 10%, and recent performance suggests that 30% of those loans will be charged-off, the Current Roll to Loss for the transaction is 3%. In the base case, it is then assumed that the Current Roll to Loss will reduce linearly to 25% of its original value over the next six months (i.e., 3% will linearly reduce to 0.75% over the six months from December 2012 to May 2013). After that six-month period, the Company further reduces the Current Roll to Loss to 0% by early 2014 with the expectation that the performing seasoned loans will eventually result in loan performance reverting to historically low levels of default.

In addition, in the Company’s loss reserve models for transactions secured by HELOCs, the Company considers borrower draw and prepayment rates and factors that could affect the excess spread generated by current loans, which offsets losses and reduces payments. For HELOCs, the current three-month average draw rate is generally used to project future draws on the line. For HELOCs and transactions secured by fixed-rate CES, the three-month average conditional prepayment rate is generally used to start the projection for trends in voluntary principal prepayments. Projected cash flows are also based on an assumed constant basis spread between floating rate assets and floating rate insured debt obligations (the difference between Prime and London Interbank Offered Rate (“LIBOR”) interest rates, minus any applicable fees). For all transactions, cash flow models consider allocations and other structural aspects of the transactions, including managed amortization periods, rapid amortization periods and claims against MBIA Corp.’s insurance policy consistent with such policy’s terms and conditions. In developing multiple loss scenarios, stress is applied by elongating the Current Roll to Loss rate for various periods, simulating a slower improvement in the transaction performance. The estimated net claims from the procedure above are then discounted using a risk-free rate to a net present value reflecting MBIA’s general obligation to pay claims over time and not on an accelerated basis. The above assumptions represent MBIA’s best estimates of how transactions will perform over time.

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, Roll Rates, and prepayment rates (including voluntary and involuntary). However, given the large percentage of mortgage loans that were not underwritten by the sellers/servicers in accordance with applicable underwriting guidelines, performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the peak levels the Company is modeling for six months longer than in the probability-weighted outcome, the addition to the Company’s second-lien RMBS case basis reserves before considering potential recoveries would be approximately $110 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Second-lien RMBS Recoveries

As of December 31, 2012, the Company recorded estimated recoveries of $3.6 billion, gross of income taxes, related to second-lien RMBS put-back claims on ineligible mortgage loans, consisting of $2.5 billion included in “Insurance loss recoverable” and $1.1 billion included in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. As of December 31, 2012 and 2011, the Company’s estimated recoveries after income taxes calculated at the federal statutory rate of 35%, were $2.3 billion and $2.0 billion, respectively, which was 73% and 119% of the consolidated total shareholders’ equity of MBIA, excluding preferred stock of subsidiaries and noncontrolling interests. These estimated recoveries relate to the Company’s put-back claims of ineligible mortgage loans, which have been disputed by the loan sellers/servicers and are currently subject to litigation initiated by the Company to pursue recoveries. While the Company believes that it will prevail in enforcing its contractual rights, there is uncertainty with respect to the ultimate outcome. Furthermore, there is a risk that sellers/servicers or other responsible parties might not be able to satisfy their put-back obligations. Such risks are contemplated in the scenarios the Company utilizes to calculate recoveries.

The Company assesses the financial abilities of the sellers/servicers using external credit ratings and other factors. The impact of such factors on cash flows related to expected recoveries is incorporated into the Company’s probability-weighted scenarios. Accordingly, the Company has not recognized any recoveries related to its IndyMac Bank, F.S.B. insured exposures and has subsequent to the Residential Capital, LLC (“ResCap”) bankruptcy filing reviewed the indicative scenarios and related probabilities assigned to each scenario to develop a distribution of possible outcomes. The Company’s expected recoveries may be discounted in the future based on additional reviews of the creditworthiness of other sellers/servicers.

As of December 31, 2011, the Company utilized five probability-weighted scenarios primarily based on the percentage of incurred losses for all sellers/servicers where estimated recoveries of ineligible mortgage loans were recorded.

On May 14, 2012, ResCap, and its wholly-owned subsidiary companies, Residential Funding Company, LLC (“RFC”) and GMAC Mortgage, LLC (“GMAC”), each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company believes that the claims against RFC and GMAC are stronger and better defined than most other unsecured creditor claims due to the following reasons:

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

The Company has now modeled scenario-based recoveries which are founded upon the strength of these claims as well as a range of estimated assets available to unsecured creditors of the ResCap companies. As of December 31, 2012, the auction of the servicing platform and specific loans of the ResCap bankruptcy estate have concluded. However, an actual distribution of proceeds will not occur until a plan detailing the distribution of assets has been approved by the bankruptcy court. Consequently, the outcomes utilized by the Company continue to be based upon information that was available to the Company as of the filing date.

As of December 31, 2012, the Company continues to maintain the same probability-weighted scenarios for its non-GMAC and non-RFC exposures (non-ResCap exposures), which are primarily based on the percentage of incurred losses the Company would collect. The non-ResCap recovery estimates incorporate five scenarios that include full recovery of its incurred losses and limited/reduced recoveries due to litigation delays and risks and/or potential financial distress of the sellers/servicers. Probabilities were assigned across these scenarios, with most of the probability weight on partial recovery scenarios. The sum of the probabilities assigned to all scenarios is 100%.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Expected cash inflows from recoveries are discounted using the current risk-free discount rates associated with the underlying transaction’s cash flows, which ranged from 0.9% to 1.7%, depending upon the transaction’s expected average life, which ranged from 5.6 years to 10.2 years. However, based on the Company’s assessment of the strength of its contract claims, the Company believes it is entitled to collect and/or assert a claim for the full amount of its incurred losses on these transactions, which totaled $5.1 billion through December 31, 2012. The Company is entitled to collect interest on amounts paid.

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

To date, sellers/servicers have not substituted loans which MBIA has put-back, and the amount of loans repurchased has been insignificant. The unsatisfactory resolution of these put-backs led MBIA to initiate litigation against six of the sellers/servicers to enforce their obligations. The Company has alleged several causes of action in its complaints, including breach of contract, fraudulent inducement and indemnification. MBIA’s aggregate $3.6 billion of estimated potential recoveries do not include damages from causes of action other than breach of contract. Irrespective of amounts recorded in its financial statements, MBIA is seeking to recover and/or assert claims for the full amount of its incurred losses and other damages on these transactions. MBIA has not collected any material amounts of cash related to these recoveries. Additional information on the status of these litigations can be found in the “Recovery Litigation” discussion within “Note 20: Commitments and Contingencies.”

MBIA has initiated litigation against six sellers/servicers (most recent filing was January 11, 2013) related to loan put-backs. MBIA has received five decisions with regard to the respective defendants’ motions to dismiss the Company’s claims. In each instance, the respective court denied the motion, allowing MBIA to proceed on, at minimum, its fraud and breach of contract claims. In December 2011, MBIA reached an agreement with one of the six sellers/servicers with whom it had initiated litigation and that litigation has been dismissed.

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

4.

evidence of ineligible mortgage loan repurchase/substitution by sellers/servicers for put-back requests made by other harmed parties; this factor is further enhanced by (i) Bank of America’s disclosure that it has resolved $8.0 billion of repurchase requests in the fourth quarter of 2010; (ii) the Fannie Mae settlements with Ally Bank announced on December 23, 2010 and with Bank of America (which also involved Freddie Mac) announced on December 31, 2010; (iii) the Bank of America $10.3 billion settlement with Fannie Mae announced on January 7, 2013.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The settlement substantially resolves Countrywide repurchase related claims between Bank of America and Fannie Mae, and (iv) the Company’s settlement agreements entered into on July 16, 2010 and December 13, 2011 respectively, between MBIA Corp. and sponsors of certain MBIA Corp.-insured mortgage loan securitizations in which the Company received consideration in exchange for a release relating to its representation and warranty claims against the sponsors. These settlements resolved all of MBIA’s representation and warranty claims against the sponsors on mutually beneficial terms and in aggregate were slightly more than the recoveries previously recorded by the Company related to these exposures;

5.	Assured Guaranty’s favorable court ruling of $90 million (plus interest, fees and expenses) regarding Flagstar Bank’s pervasive breach of mortgage representations and warranties;

6.	the defendants’ failure to win dismissals of MBIA’s put-back litigations discussed above, allowing MBIA to continue to pursue its contract and fraud claims;

7.	Countrywide’s unsuccessful appeal of its failure to win dismissal of MBIA’s fraud claims in the Countrywide litigation, allowing MBIA to pursue its fraud claims;

8.	MBIA’s successful motion in the Countrywide litigation allowing MBIA to present evidence of liability and damages through the introduction of statistically valid random samples of loans rather than on a loan-by-loan basis and subsequent decisions consistent with that ruling;

9.	Bank of America’s failure to win dismissal of MBIA’s claims for successor liability in the Countrywide litigation, as well as the completion of discovery relating to MBIA’s successor liability claims against Bank of America;

10.	MBIA’s successful motion regarding causation and the right to rescissory damages in the Countrywide litigation, which provides that MBIA is not required to establish a direct causal link between Countrywide’s misrepresentations and MBIA’s claims payments made pursuant to the insurance policies at issue, and that MBIA may seek damages equal to the amount that it has been and will be required to pay under the relevant policies, less premiums received;

11.	Syncora’s and Assured Guaranty’s successful motions regarding causation in their Federal court put-back litigations with JP Morgan Chase and Flagstar Bank, respectively, which support the ruling on causation in MBIA’s litigation against Countrywide; and

12.	other loan repurchase reserves and/or settlements which have been publicly disclosed by certain sellers/servicers.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

First-lien RMBS Reserves

The Company’s first-lien RMBS case basis reserves as of December 31, 2012, which primarily relate to RMBS backed by alternative A-paper (“Alt-A”) and subprime mortgage loans were determined using the Roll Rate Methodology. The Company assumes that the Roll Rate for loans in foreclosure, REO and bankruptcy are 90%, 90% and 75%, respectively. Roll Rates for current, 30-59 day delinquent loans, 60-89 day delinquent loans and 90+ day delinquent loans are calculated on a transaction-specific basis. The Current Roll to Loss rates stay at the November 30, 2012 level for two months before declining to 25% of this level over a 24-month period. Additionally, the Company runs scenarios where the 90+ day roll rate to loss is set at 90%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of November 30, 2012 to estimate future losses from loans that are delinquent as of the current reporting period.

In calculating ultimate cumulative losses for first-lien RMBS, the Company estimates the amount of loans that are expected to be liquidated through foreclosure or short sale. The time to liquidation for a defaulted loan is specific to the loan’s delinquency bucket with the latest three-month average loss severities generally used to start the projection for trends in loss severities at loan liquidation. The loss severities are reduced over time to account for reduction in the amount of foreclosure inventory, anticipated future increases in home prices, principal amortization of the loan and government foreclosure moratoriums.

ABS CDOs (Financial Guarantees and Insured Derivatives)

MBIA’s insured ABS CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes but are not limited to RMBS related collateral, ABS CDOs, corporate CDOs and collateralized loan obligations). These transactions were insured as either financial guarantee insurance policies or credit derivatives with the majority insured in the form of credit derivatives. Since the fourth quarter of 2007, MBIA’s insured par exposure within the ABS CDO portfolio has been substantially reduced through a combination of terminations and commutations. Accordingly, as of December 31, 2012, the insured par exposure of the ABS CDO financial guarantee insurance policies and credit derivatives portfolio has declined by approximately 88% of the insured amount as of December 31, 2007.

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

The primary factor in estimating reserves on insured ABS CDO policies written as financial guarantee insurance policies and in estimating impairments on insured ABS CDO credit derivatives is the losses associated with the underlying collateral in the transactions. MBIA’s approach to establishing reserves or impairments in this portfolio employs a methodology which is similar to other structured finance asset classes insured by MBIA. The Company uses up to a total of four probability-weighted scenarios in order to estimate its reserves or impairments for ABS CDOs.

As of December 31, 2012, the Company established loss and LAE reserves totaling $143 million related to ABS CDO financial guarantee insurance policies after the elimination of $236 million as a result of consolidating VIEs. For the year ended December 31, 2012, the Company had a benefit of $21 million of losses and LAE recorded in earnings related to ABS CDO financial guarantee insurance policies after the elimination of a $24 million benefit as a result of consolidating VIEs. In the event of further deteriorating performance of the collateral referenced or held in ABS CDO transactions, the amount of losses estimated by the Company could increase materially.

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

•

The third approach stratifies loans into buckets based on delinquency status (including a “current” bucket) and utilizes recent Roll Rates actually experienced within each of the commercial mortgage-backed index (“CMBX”) series in order to formulate an assumption to predict future delinquencies. Ultimately, this generates losses over a projected time horizon based on the assumption that loss severities will begin to decline from the high levels seen over the past two years. The Company further examines those loans referenced in the CMBX indices which were categorized as 90+ days delinquent or in the process of foreclosure and determines the average monthly balance of such loans which were cured. The Company then applies the most recent rolling six-month average balance of all such cured loans to all underperforming loans in the 90+ day delinquent bucket or in the foreclosure process (and those projected to roll into late stage delinquency from the current and lesser stage levels of delinquency) and assumes all other loans are liquidated. The Company reserves the right to exclude any aberrant data from this analysis and also assumes all loans in the REO category liquidate over the next twelve months.

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

In the CRE CDO portfolio, transaction-specific structures require managers to report reduced enhancement according to certain guidelines which often include downgrades even when the bond is still performing. As a result, in addition to collateral defaults, reported enhancement has been reduced significantly in some CRE CDOs. Moreover, many of the CRE CDO positions are amortizing more quickly than originally expected as most or all interest proceeds that would have been allocated to more junior classes within the CDO have been diverted and redirected to pay down the senior most classes insured by MBIA.

For the year ended December 31, 2012, the Company incurred $46 million of losses and LAE recorded in earnings related to CRE CDO financial guarantee insurance policies. For the year ended December 31, 2012, additional credit impairments and LAE on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $852 million as a result of additional delinquencies and loan level liquidations, as well as continued refinements of MBIA’s assessment of various commutation possibilities. The majority of the increase relates to a subset of transactions with a single counterparty. The cumulative credit impairments and LAE on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $3.6 billion through December 31, 2012. Although the pace of increases in the delinquency rate has slowed and many loans are being modified, liquidations have taken place. Some loans were liquidated with minimal losses of 1% to 2%, others experienced near complete losses, and in some cases severities exceeded 100%. These liquidations have led to losses in the CMBS market, and in many cases, have resulted in reductions of enhancement to the individual CMBS bonds referenced by the insured structured CMBS pools. In certain insured transactions, these losses have resulted in deductible erosion. Bond level enhancement and pool level deductibles are structural features intended to mitigate losses to the Company.

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

Loss and LAE Activity

Financial Guarantee Insurance Losses (Non-Derivative)

The Company’s financial guarantee insurance losses and LAE for the year ended December 31, 2012 are presented in the following table:

Losses and LAE
	Year Ended December 31, 2012
In millions	Second-lien RMBS	First-lien RMBS	Other(1)	Total
Losses and LAE related to actual and expected payments	$220	$147	$112	$479
Recoveries of actual and expected payments	(371)	1	(58)	(428)

Gross losses incurred	(151)	148	54	51
Reinsurance	—	(1)	—	(1)

Losses and LAE	$(151)	$147	$54	$50

(1)—Primarily	financial guarantee CMBS.

The second-lien RMBS losses and LAE related to actual and expected payments included in the preceding table comprise net increases of previously established reserves. The second-lien RMBS recoveries of actual and expected payments comprise $454 million in recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, partially offset by an $83 million reduction in excess spread. The first-lien losses and LAE expense primarily resulted from credit deterioration.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2012:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	54	25	10	206	295
Number of issues(1)	29	15	10	136	190
Remaining weighted average contract period (in years)	8.1	4.0	7.6	9.5	8.7
Gross insured contractual payments outstanding(2):
Principal	$4,250	$1,176	$373	$9,458	$15,257
Interest	2,721	256	120	5,264	8,361

Total	$6,971	$1,432	$493	$14,722	$23,618

Gross claim liability	$—	$—	$—	$1,589	$1,589
Less:
Gross potential recoveries	—	—	—	4,109	4,109
Discount, net	—	—	—	229	229

Net claim liability (recoverable)	$—	$—	$—	$(2,749)	$(2,749)

Unearned premium revenue	$142	$11	$3	$122	$278

(1)—An	“issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.
(2)—Represents	contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

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

The gross claim liability as of December 31, 2012 and 2011 in the preceding tables represents the Company’s estimate of undiscounted probability-weighted future claim payments, which principally relate to insured first-lien and second-lien RMBS transactions and U.S. public finance transactions. The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments, and principally relate to insured second-lien RMBS transactions. Both amounts reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

The following table presents the components of the Company’s loss and LAE reserves and insurance loss recoverable as reported on the Company’s consolidated balance sheets as of December 31, 2012 and 2011 for insured obligations within MBIA’s “Classified List.” The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

	As of December 31,
In millions	2012	2011
Loss reserves (claim liability)	$790	$781
LAE reserves	63	55

Loss and LAE reserves	$853	$836

Insurance claim loss recoverable	$(3,610)	$(3,032)
LAE insurance loss recoverable	(38)	(14)

Insurance loss recoverable	$(3,648)	$(3,046)

Reinsurance recoverable on unpaid losses	$14	$15
Reinsurance recoverable on paid losses	1	1

Reinsurance recoverable on paid and unpaid losses	$15	$16

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

As of December 31, 2012, loss and LAE reserves include $1.2 billion of reserves for expected future payments offset by expected recoveries of such future payments of $332 million. As of December 31, 2011, loss and LAE reserves included $1.4 billion of reserves for expected future payments offset by expected recoveries of such future payments of $562 million. As of December 31, 2012 and 2011, the insurance loss recoverable principally related to estimated recoveries of payments made by the Company resulting from ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans and expected future recoveries on second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions. The Company expects to be reimbursed for the majority of its potential recoveries related to ineligible mortgage loans by the second half of 2013.

Total paid losses and LAE, net of reinsurance and collections, for the year ended December 31, 2012 was $631 million, including $421 million related to insured second-lien RMBS transactions. For the year ended December 31, 2012, the increase in insurance loss recoverable related to paid losses totaled $602 million, and principally related to insured second-lien RMBS transactions.

The following table presents the Company’s second-lien RMBS exposure, gross undiscounted claim liability and potential recoveries for amounts excluding consolidated VIEs and amounts related to consolidated VIEs, as of December 31, 2012. All insured transactions reviewed with potential recoveries are included within the “Classified List.”

Second-lien RMBS Exposure		Outstanding		Gross Undiscounted
$ in billions	Issues	Gross Principal	Gross Interest	Claim Liability	Potential Recoveries
Excluding Consolidated VIEs:
Insured issues designated as “Classified List”	22	$4.0	$1.6	$0.2	$3.5
Insured issues reviewed with potential recoveries	15	$3.7	$1.5	$0.2	$3.4
Consolidated VIEs:
Insured issues designated as “Classified List”	12	$2.2	$0.8	$0.1	$1.4
Insured issues reviewed with potential recoveries	11	$2.1	$0.8	$0.1	$1.4

The Company has performed reviews on 29 of the 34 total insured issues designated as “Classified List” and recorded potential recoveries on 26 of those 29 issues, primarily related to four issuers (Countrywide, RFC, GMAC and Credit Suisse). In addition, the Company has received consideration on two transactions, including one Alt-A transaction, which have been excluded in the preceding table.

The following tables present changes in the Company’s loss and LAE reserves for the years ended December 31, 2012 and 2011. Changes in the loss and LAE reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in the timing and amounts of estimated payments and recoveries, changes in assumptions and changes in LAE reserves are recorded within “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of December 31, 2012 and 2011, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 1.38% and 1.53%, respectively. LAE reserves are expected to be settled within a one-year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2012								Gross Loss and LAE Reserves as of December 31, 2012
Gross Loss and LAE Reserves as of December 31, 2011	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Timing of Payments	Changes in Amount of Net Payments	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves
$836	$(395)	$11	$(26)	$52	$46	$319	$2	$8	$853

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The increase in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily due to changes in assumptions on insured first-lien and second-lien RMBS issues and changes in timing and the amount of payments. These were offset by decreases in reserves related to loss payments on insured first-lien and second-lien RMBS issues outstanding as of December 31, 2011.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2011
Gross Loss and LAE Reserves as of December 31, 2010	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Timing of Payments	Changes in Amount of Net Payments	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Gross Loss and LAE Reserves as of December 31, 2011
$1,129	$(523)	$14	$(20)	$38	$—	$193	$20	$(15)	$836

The decrease in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily due to a decrease in reserves related to loss payments on insured first-lien and second-lien RMBS issues. Offsetting these decreases were changes in assumptions due to additional defaults and charge-offs of ineligible mortgage loans on insured second-lien RMBS issues outstanding as of December 31, 2010 and changes in the timing of payments.

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following tables present changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the years ended December 31, 2012 and 2011. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in the timing and amounts of estimated collections, changes in assumptions and changes in LAE recoveries are recorded within “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Year Ended December 31, 2012							Gross Reserve as of December 31, 2012
In millions	Gross Reserve as of December 31, 2011	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Timing of Collections	Changes in Amount of Collections	Changes in Assumptions	Changes in LAE Recoveries
Insurance loss recoverable	$3,046	$(13)	$32	$4	$—	$(145)	$700	$24	$3,648
Recoveries on unpaid losses	562	—	7	12	—	—	(238)	(11)	332

Total	$3,608	$(13)	$39	$16	$—	$(145)	$462	$13	$3,980

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The Company’s insurance loss recoverable increased during 2011 primarily due to changes in assumptions associated with estimates of potential recoveries on issues outstanding as of December 31, 2010, and related to ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, partially offset by changes in the amount of collections. Recoveries on unpaid losses decreased primarily due to changes in assumptions as a result of reduced expectations of future claim payments on U.S. public finance transactions, which resulted in a corresponding reduction in future expected recoveries. In addition, a reduction of excess spread related to first-lien and second-lien RMBS transactions reported in recoveries on unpaid losses was offset by an increase in excess spread on paid losses reported in insurance loss recoverable.

The following table presents the Company’s total estimated recoveries from ineligible mortgage loans included in certain insured second-lien mortgage loan securitizations as of December 31, 2012. The total estimated recoveries from ineligible mortgage loans of $3.6 billion include $2.5 billion recorded as “Insurance loss recoverable” and $1.1 billion recorded as “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

In millions
Total Estimated Recoveries from Ineligible Mortgage Loans as of December 31, 2011	Accretion of Future Collections	Changes in Discount Rates	Recoveries (Collections)	Changes in Amount of Collections	Changes in Assumptions	Total Estimated Recoveries from Ineligible Mortgage Loans as of December 31, 2012
$3,119	$36	$2	$—	$—	$426	$3,583

The Company’s total estimated recoveries from ineligible mortgage loans in the preceding table increased primarily as a result of the probability-weighted scenarios as described within the preceding “Second-lien RMBS Recoveries” section.

The following table presents the Company’s total estimated recoveries from ineligible mortgage loans included in certain insured second-lien mortgage loan securitizations as of December 31, 2011. The total estimated recoveries from ineligible mortgage loans of $3.1 billion include $2.0 billion recorded as “Insurance loss recoverable” and $1.1 billion recorded as “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

In millions
Total Estimated Recoveries from Ineligible Mortgage Loans as of December 31, 2010	Accretion of Future Collections	Changes in Discount Rates	Recoveries (Collections)	Changes in Amount of Collections	Changes in Assumptions	Total Estimated Recoveries from Ineligible Mortgage Loans as of December 31, 2011
$2,517	$65	$35	$(86)	$29	$559	$3,119

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

	Years Ended December 31,
In millions	2012	2011	2010
Loss adjustment expense incurred, gross	$137	$120	$91

Note 7: Fair Value of Financial Instruments

Fair Value Measurement

Fair value is a market-based measure considered from the perspective of a market participant. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those which it believes market participants would use in pricing an asset or liability at the measurement date. The fair value measurements of financial instruments held or issued by the Company are determined through the use of observable market data when available. Market data is obtained from a variety of third-party sources, including dealer quotes. If dealer quotes are not available for an instrument that is infrequently traded, the Company uses alternate valuation methods, including either dealer quotes for similar instruments or modeling using market data inputs. The use of alternate valuation methods generally requires considerable judgment in the application of estimates and assumptions and changes to such estimates and assumptions may produce materially different fair values.

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

1. Financial Assets (excluding derivative assets)

Financial assets, excluding derivative assets, held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company reviews the assumptions, inputs and methodologies used by pricing services to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company believes a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update their price, and the Company still does not agree with the price provided, the Company will try to obtain a price from another third-party provider, such as a broker, or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of December 31, 2012 or 2011. All challenges to third-party prices are reviewed by staff of the Company with relevant expertise to ensure reasonableness of assumptions.

In addition to challenging pricing assumptions, the Company obtains reports from the independent accountants for significant third-party pricing services attesting to the effectiveness of the controls over data provided to the Company. These reports are obtained annually and are reviewed by the Company to ensure key controls are applied by the pricing services, and that appropriate user controls are in place at the third-party pricing services organization to ensure proper measurement of the fair values of its investments. In the event that any controls in these reports are deemed as ineffective by independent accountants, the Company will take the necessary actions to ensure that internal user controls are in place to mitigate the control risks. No deficiencies were noted for significant third-party pricing services used.

2. Financial Liabilities (excluding derivative liabilities)

Financial liabilities, excluding derivative liabilities, issued by the Company primarily consist of investment agreements and MTNs within its wind-down operations, debt issued for general corporate purposes and debt in variable interest entities. Investment agreements, MTNs, and corporate debt are typically recorded at face value adjusted for premiums or discounts. Financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for similar products. These valuations include adjustments for expected nonperformance risk of the Company.

3. Derivative Liabilities

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

4. Internal Review Process

All significant financial assets and liabilities, including derivative assets and liabilities, are reviewed by committees created by the Company to ensure compliance with the Company’s policies and risk procedures in the development of fair values of financial assets and liabilities. These valuation committees review, among other things, key assumptions used for internally developed prices, significant changes in sources and uses of inputs, including changes in model approaches, and any adjustments from third-party inputs or prices to internally developed inputs or prices. The committees also review any significant impairment or improvements in fair values of the financial instruments from prior periods. From time to time, these committees will reach out to the Company’s valuation experts to better understand key methods and assumptions used for the determination of fair value, including understanding significant changes in fair values. These committees are comprised of senior finance team members with the relevant experience in the financial instruments their committee is responsible for. For each quarter, these committees document their agreement with the fair values developed by management of the Company as reported in the quarterly and annual financial statements.

Valuation Techniques

Valuation techniques for financial instruments measured at fair value and included in the tables that follow are described below.

Fixed-Maturity Securities (including short-term investments) Held as Available-For-Sale, Fixed-Maturity Securities at Fair Value, Investments Pledged as Collateral, Investments Held-to-Maturity, and Other Investments

Fixed-maturity securities (including short-term investments) held as AFS, fixed-maturity securities at fair value, investments pledged as collateral, and other investments include investments in U.S. Treasury and government agencies, foreign governments, corporate obligations, MBS and ABS (including CMBS and CDOs), state and municipal bonds and equity securities (including perpetual preferred securities and money market mutual funds).

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

The fair value of the HTM investments is determined using discounted cash flow models. Key inputs include unobservable cash flows projected over the expected term of the investment discounted using observable interest rate yield curves of similar securities.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Cash and Cash Equivalents, Receivable for Investments Sold, Net Cash Collateral Pledged to Swap Counterparties and Accrued Investment Income

The carrying amounts of cash and cash equivalents, receivable for investments sold, net cash collateral pledged to swap counterparties and accrued investment income approximate fair values due to the short-term nature and credit worthiness of these instruments.

Loans Receivable at Fair Value

Loans receivable at fair value are comprised of loans held by consolidated VIEs consisting of residential mortgage loans, commercial mortgage loans and other whole business loans. Fair values of residential mortgage loans are determined using quoted prices for MBS issued by the respective VIE and adjustments for the fair values of the financial guarantees provided by MBIA Corp. on the related MBS. Fair values of commercial mortgage loans and other whole business loans are valued based on quoted prices of similar collateralized MBS. Loans receivable at fair value are categorized in Level 3 of the fair value hierarchy.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Derivatives—Insurance

The derivative contracts insured by the Company cannot be legally traded and generally do not have observable market prices. The Company determines the fair values of insured credit derivatives using valuation models. The fair valuation models are consistently applied from period to period, with refinements to the fair value estimation approach being applied as and when the information becomes available. Negotiated settlements are also considered when determining fair value to provide the best estimate of how another market participant would evaluate fair value.

Approximately 82% of the balance sheet fair value of insured credit derivatives as of December 31, 2012 was valued primarily based on the Binomial Expansion Technique (“BET”) Model. Approximately 18% of the balance sheet fair value of insured credit derivatives as of December 31, 2012 was valued primarily based on the internally developed Direct Price Model. An immaterial amount of insured credit derivatives were valued using the dual-default model. The valuation of insured derivatives includes the impact of its credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as their fair value is derived using significant unobservable inputs.

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

The primary weaknesses of the BET Model:

•	As of December 31, 2012, some of the model inputs were either unobservable or derived from illiquid markets which might adversely impact the model’s reliability.

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

There were some transactions where the Company incorporated multiple levels within the hierarchy, including using actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. As of December 31, 2012, sector-specific spreads were used in 9% of the transactions valued using the BET Model. Corporate spreads were used in 46% of the transactions and spreads benchmarked from the most relevant spread source were used for 45% of the transactions.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The spread source can also be identified by whether or not it is based on collateral weighted average rating factor (“WARF”). No collateral-specific spreads are based on WARF, sector-specific and corporate spreads are based on WARF, and some benchmarked spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spreads were used for 79% of the transactions.

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

d. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET Model at discount rates which include MBIA CDS spreads as of December 31, 2012. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than the Company’s recovery derivative price multiplied by the unadjusted derivative liability.

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

2. Model Strengths and Weaknesses

The primary strengths of the Direct Price Model:

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

The primary weaknesses of the Direct Price Model:

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

Overall Model Results

As of December 31, 2012 and 2011, the Company’s net insured derivative liability was $2.9 billion and $4.8 billion, respectively, and was primarily related to the fair values of insured credit derivatives, based on the results of the aforementioned pricing models. In the current environment, the most significant driver of changes in fair value is nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $4.4 billion and $5.7 billion lower than the net liability that would have been estimated if the Company excluded nonperformance risk in its valuation as of December 31, 2012 and 2011, respectively. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of the Company’s economic condition, that the Company will be able to pay all claims when due.

Warrants

Stock warrants issued by the Company are recorded at fair value based on a modified Black-Scholes model. Inputs into the warrant valuation include interest rates, stock volatilities and dividend data. As all significant inputs are market-based and observable, warrants are categorized in Level 2 of the fair value hierarchy.
Accrued Interest Expense

The fair value of the accrued interest expense on the 14% surplus notes due 2033 is determined based on the scheduled interest payments discounted by the market’s perception of the credit risk related to the repayment of the surplus notes. The credit risk related to the repayment of the surplus notes is based on recent trades of the surplus notes. The deferred interest payment will be due on the first business day on or after which the Company obtains approval to make such payment.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The carrying amounts of accrued interest expense on all other long-term debt approximate fair value due to the short-term nature of these instruments.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of December 31, 2012. This table excludes inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations.

In millions	Fair Value as of December 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,881	Quoted market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% – 14%(3%	)
Loan repurchase commitments	1,086	Discounted cash flow	Recovery rates	10% – 75%(47%	)
			Breach rates	66% – 94%(78%)
Liabilities of consolidated VIEs:
Variable interest entity notes	1,932	Quoted market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% – 23%(6%	)
Credit derivative liabilities, net:
CMBS	1,590	BET Model	Recovery rates	21% – 90%(51%	)
			Nonperformance risk	19% – 59%(58%)
			Weighted average life (in years)	0.1 – 5.6(4.4)
			CMBS spreads	1% – 23%(13%)
Multi-sector CDO	525	Direct Price Model	Nonperformance risk	59% – 59%(59%	)
Other	806	BET Model	Recovery rates	42% – 75%(47%	)
			Nonperformance risk	42% – 59%(58%)
			Weighted average life (in years)	0.1 – 19.6(3.0)

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

The significant unobservable inputs used in the fair value measurement of the Company’s loan repurchase commitments of consolidated VIEs are the recovery rates and the breach rates. Recovery rates reflect the estimates of future cash flows reduced for litigation delays and risks and/or potential financial distress of the sellers/servicers. The estimated recoveries of the loan repurchase commitments may differ from the actual recoveries that may be received in the future. Breach rates represent the rate at which the mortgages fail to comply with stated representations and warranties of the sellers/servicers. Significant increases or decreases in the recovery rates and the breach rates would result in significantly higher or lower fair values of the loan repurchase commitments, respectively. Additionally, changes in the legal environment and the ability of the counterparties to pay would impact the recovery rate assumptions, which could significantly impact the fair value measurement. Any significant challenges by the counterparties to the Company’s determination of breaches of representations and warranties could significantly adversely impact the fair value measurement.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of December 31, 2012 and 2011:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2012
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$784	$100	$—		$—	$884
State and municipal bonds	—	1,429	103	(1)	—	1,532
Foreign governments	86	107	3	(1)	—	196
Corporate obligations	—	1,140	76	(1)	—	1,216
Mortgage-backed securities:
Residential mortgage-backed agency	—	988	—		—	988
Residential mortgage-backed non-agency	—	94	4	(1)	—	98
Commercial mortgage-backed	—	20	28	(1)	—	48
Asset-backed securities:
Collateralized debt obligations	—	65	31	(1)	—	96
Other asset-backed	—	119	26	(1)	—	145

Total fixed-maturity investments	870	4,062	271		—	5,203
Money market securities	585	8	—		—	593
Equity securities	23	20	14	(1)	—	57
Cash and cash equivalents	814	—	—		—	814
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	—	89	5	(1)	(90)	4

Total derivative assets	—	89	5		(90)	4

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2012
Assets of consolidated VIEs:
State and municipal bonds	—	41	—		—	41
Corporate obligations	—	215	78	(1)	—	293
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	869	6	(1)	—	875
Commercial mortgage-backed	—	410	7	(1)	—	417
Asset-backed securities:
Collateralized debt obligations	—	215	125	(1)	—	340
Other asset-backed	—	120	64	(1)	—	184
Money market securities	210	—	—		—	210
Cash	176	—	—		—	176
Loans receivable	—	—	1,881		—	1,881
Loan repurchase commitments	—	—	1,086		—	1,086

Total assets	$2,678	$6,049	$3,537		$(90)	$12,174

Liabilities:
Medium-term notes	$—	$—	$165	(1)	$—	$165
Derivative liabilities:
Insured derivatives:
Credit derivatives	—	13	2,921		—	2,934
Non-insured derivatives:
Interest rate derivatives	—	287	4	(1)	(293)	(2)
Currency derivatives	—	1	1	(1)	—	2
Other liabilities:
Warrants	—	6	—		—	6
Liabilities of consolidated VIEs:
Variable interest entity notes	—	1,727	1,932		—	3,659
Derivative liabilities:
Interest rate derivatives	—	141	—		—	141
Currency derivatives	—	—	21	(1)	—	21

Total liabilities	$—	$2,175	$5,044		$(293)	$6,926

(1)—Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2011
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$1,038	$103	$—	$—	$1,141
State and municipal bonds	—	2,061	28	—	2,089
Foreign governments	277	62	11	—	350
Corporate obligations	1	1,531	207	—	1,739
Mortgage-backed securities:
Residential mortgage-backed agency	—	1,276	—	—	1,276
Residential mortgage-backed non-agency	—	350	17	—	367
Commercial mortgage-backed	—	34	32	—	66
Asset-backed securities:
Collateralized debt obligations	—	78	60	—	138
Other asset-backed	—	130	317	—	447

Total fixed-maturity investments	1,316	5,625	672	—	7,613
Money market securities	912	—	—	—	912
Equity securities	25	121	11	—	157
Cash and cash equivalents	473	—	—	—	473
Derivative assets:
Non-insured derivative assets:
Credit derivatives	—	1	—	—	1
Interest rate derivatives	—	91	3	—	94
Other	—	—	—	(93)	(93)

Total derivative assets	—	92	3	(93)	2

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2011
Assets of consolidated VIEs:
Corporate obligations	—	170	69	—	239
Mortgage-backed securities:
Residential mortgage-backed agency	—	3	—	—	3
Residential mortgage-backed non-agency	—	1,437	21	—	1,458
Commercial mortgage-backed	—	559	22	—	581
Asset-backed securities:
Collateralized debt obligations	—	330	203	—	533
Other asset-backed	—	236	67	—	303
Money market securities	199	—	—	—	199
Cash	160	—	—	—	160
Loans receivable	—	—	2,046	—	2,046
Loan repurchase commitments	—	—	1,077	—	1,077
Derivative assets:
Credit derivatives	—	—	447	—	447
Interest rate derivatives	—	3	—	—	3

Total assets	$3,085	$8,576	$4,638	$(93)	$16,206

Liabilities:
Medium-term notes	$—	$—	$165	$—	$165
Derivative liabilities:
Insured derivatives:
Credit derivatives	—	18	4,790	—	4,808
Non-insured derivatives:
Interest rate derivatives	—	445	—	—	445
Currency derivatives	—	4	—	—	4
Other	—	—	—	(93)	(93)
Other liabilities:
Warrants	—	38	—	—	38
Liabilities of consolidated VIEs:
Variable interest entity notes	—	1,865	2,889	—	4,754
Derivative liabilities:
Credit derivatives	—	—	527	—	527
Interest rate derivatives	—	281	—	—	281
Currency derivatives	—	—	17	—	17

Total liabilities	$—	$2,651	$8,388	$(93)	$10,946

Level 3 assets at fair value, as of December 31, 2012 and 2011 represented approximately 29% of total assets measured at fair value. Level 3 liabilities at fair value, as of December 31, 2012 and 2011 represented approximately 73% and 77%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of December 31, 2012 and 2011:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2012	Carry Value Balance as of December 31, 2012
Assets:
Other investments	$—	$—	$9	$9	$9
Accrued investment income(1)	43	—	—	43	43
Receivable for investments sold(1)	17	—	—	17	17
Net cash collateral pledged(1)	66	—	—	66	66
Assets of consolidated VIEs:
Investments held-to-maturity	—	—	2,674	2,674	2,829

Total assets	$126	$—	$2,683	$2,809	$2,964

Liabilities:
Investment agreements	$—	$—	$1,175	$1,175	$944
Medium-term notes	—	—	1,026	1,026	1,598
Long-term debt	—	692	—	692	1,662
Payable for investments purchased(2)	50	—	—	50	50
Accrued interest expense(2)	9	10	—	19	70
Liabilities of consolidated VIEs:
Variable interest entity notes	—	—	3,147	3,147	3,465

Total liabilities	$59	$702	$5,348	$6,109	$7,789

Financial Guarantees:
Gross	$—	$—	$650	$650	$143
Ceded	—	—	97	97	91

(1)—Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2)—Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2011	Carry Value Balance as of December 31, 2011
Assets:
Other investments	$—	$—	$11	$11	$11
Accrued investment income(1)	63	—	—	63	63
Receivable for investments sold(1)	32	—	—	32	32
Assets of consolidated VIEs:
Investments held-to-maturity	—	—	3,489	3,489	3,843

Total assets	$95	$—	$3,500	$3,595	$3,949

Liabilities:
Investment agreements	$—	$—	$1,853	$1,853	$1,578
Medium-term notes	—	—	1,187	1,187	1,491
Securities sold under agreements to repurchase	—	286	—	286	287
Long-term debt	—	1,117	—	1,117	1,840
Payable for investments purchased(2)	3	—	—	3	3
Accrued interest payable(2)	10	61	—	71	71
Liabilities of consolidated VIEs:
Variable interest entity notes	—	—	3,297	3,297	3,943
Long-term debt	—	—	368	368	360

Total liabilities	$13	$1,464	$6,705	$8,182	$9,573

Financial Guarantees:
Gross	$—	$—	$1,451	$1,451	$1,305
Ceded	—	—	94	94	104

(1)—Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2)—Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2012

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2012
Assets:
Foreign governments	$11	$—	$—	$—	$1	$21	$—	$(29)	$(4)	$3	$—	$3	$—
Corporate obligations	207	(15)	10	27	—	17	—	(29)	(141)	25	(25)	76	9
Residential mortgage— backed agency	—	—	—	—	—	—	—	—	—	4	(4)	—	—
Residential mortgage— backed non-agency	17	(1)	—	—	—	—	—	(13)	(5)	31	(25)	4	—
Commercial mortgage-backed	32	—	—	6	—	1	—	—	—	1	(12)	28	—
Collateralized debt obligations	60	(9)	—	20	—	1	—	(15)	(10)	18	(34)	31	—
Other asset-backed	317	(46)	—	73	—	3	—	(29)	(285)	4	(11)	26	—
State and municipal bonds	28	—	—	(1)	—	—	—	(7)	—	83	—	103	—
Equity securities	11	—	1	2	—	—	—	—	—	3	(3)	14	—
Assets of consolidated VIEs:
Corporate obligations	69	—	(19)	(6)	—	27	—	(5)	—	15	(3)	78	3
Residential mortgage— backed non-agency	21	—	6	—	—	—	—	(7)	(16)	6	(4)	6	3
Commercial mortgage-backed	22	—	4	—	—	—	—	(4)	(9)	5	(11)	7	1
Collateralized debt obligations	203	—	(25)	2	—	—	—	(12)	(74)	56	(25)	125	5
Other asset-backed	67	—	6	—	—	4	—	(11)	(36)	34	—	64	7
Loans receivable	2,046	—	114	—	—	—	—	(277)	(2)	—	—	1,881	114
Loan repurchase commitments	1,077	—	9	—	—	—	—	—	—	—	—	1,086	9

Total assets	$4,188	$(71)	$106	$123	$1	$74	$—	$(438)	$(582)	$288	$(157)	$3,532	$151

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2012
Liabilities:
Medium-term notes	$165	$—	$(3)	$—	$3	$—	$—	$—	$—	$—	$—	$165	$(3)
Credit derivatives, net	4,790	464	(1,869)	—	—	—	—	(464)	—	—	—	2,921	(927)
Interest rate derivatives, net	(3)	—	(2)	—	—	—	—	—	—	4	—	(1)	18
Currency derivatives, net	—	—	—	—	—	—	—	—	—	1	—	1	—
Liabilities of consolidated VIEs:
VIE notes	2,889	—	465	—	—	—	—	(439)	(983)	—	—	1,932	409
Credit derivatives, net	80	—	2	—	—	—	—	—	(82)	—	—	—	—
Currency derivatives, net	17	—	4	—	—	—	—	—	—	—	—	21	4

Total liabilities	$7,938	$464	$(1,403)	$—	$3	$—	$—	$(903)	$(1,065)	$5	$—	$5,039	$(499)

(1)—Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2011

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2011
Assets:
Foreign governments	$11	$—	$—	$—	$(7)	$13	$—	$(5)	$(1)	$7	$(7)	$11	$—
Corporate obligations	246	(4)	—	(8)	7	20	—	(127)	(61)	166	(32)	207	—
Residential mortgage— backed agency	41	—	—	1	—	2	—	(1)	(2)	—	(41)	—	—
Residential mortgage— backed non-agency	48	(2)	—	10	2	12	—	(22)	(18)	10	(23)	17	—
Commercial mortgage-backed	41	(2)	—	—	1	9	—	(3)	(21)	8	(1)	32	—
Collateralized debt obligations	192	(4)	—	25	2	6	3	(114)	(4)	50	(96)	60	—
Other asset-backed	349	(62)	—	32	—	9	—	(22)	(2)	78	(65)	317	—
State and municipal bonds	50	1	—	—	—	2	—	(24)	(1)	—	—	28	—
Equity securities	—	—	—	—	—	10	—	—	—	1	—	11	—
Assets of consolidated VIEs:
Corporate obligations	82	—	(17)	—	—	—	—	(6)	—	17	(7)	69	(2)
Residential mortgage— backed non-agency	40	—	(3)	3	—	—	—	(6)	(6)	13	(20)	21	—
Commercial mortgage-backed	23	—	9	—	—	—	—	(2)	(13)	7	(2)	22	3
Collateralized debt obligations	245	—	(25)	(7)	—	60	—	(7)	(39)	71	(95)	203	5
Other asset-backed	81	—	(10)	—	—	—	—	(2)	(19)	19	(2)	67	(4)
Loans receivable	2,183	—	132	—	—	24	—	(291)	(2)	—	—	2,046	132
Loan repurchase commitments	835	—	230	—	—	—	12	—	—	—	—	1,077	230

Total assets	$4,467	$(73)	$316	$56	$5	$167	$15	$(632)	$(189)	$447	$(391)	$4,188	$364

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2011
Liabilities:
Medium-term notes	$116	$—	$78	$—	$(4)	$—	$—	$(25)	$—	$—	$—	$165	$78
Credit derivatives, net	4,350	2,477	440	—	—	(8)	—	(2,477)	—	8	—	4,790	2,702
Interest rate derivatives, net	(5)	—	1	—	—	—	—	—	—	1	—	(3)	12
Liabilities of consolidated VIEs:
VIE notes	4,673	—	94	—	—	—	—	(554)	(1,324)	—	—	2,889	94
Credit derivatives, net	768	—	(11)	—	—	—	—	—	(677)	—	—	80	(80)
Currency derivatives, net	14	—	3	—	—	—	—	—	—	—	—	17	3

Total liabilities	$9,916	$2,477	$605	$—	$(4)	$(8)	$—	$(3,056)	$(2,001)	$9	$—	$7,938	$2,809

(1)—Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $293 million and $157 million, respectively, for the year ended December 31, 2012. Transfers into and out of Level 2 were $157 million and $293 million, respectively, for the year ended December 31, 2012. Transfers into Level 3 were principally related to state and municipal taxable bonds, CDOs, other asset-backed, residential mortgage-backed non-agency and corporate obligations where inputs, which are significant to their valuation, became unobservable during the year. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. CDOs, residential mortgage-backed non-agency, corporate obligations and other asset-backed comprised the majority of the transferred instruments out of Level 3. There were no transfers into or out of Level 1.

Transfers into and out of Level 3 were $456 million and $391 million, respectively, for the year ended December 31, 2011. Transfers into and out of Level 2 were $391 million and $456 million, respectively, for the year ended December 31, 2011. These transfers were principally related to AFS securities where inputs, which are significant to their valuation, became observable or unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations, CDOs, residential mortgage-backed non-agency and other asset-backed comprised the majority of the transferred instruments. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the years ended December 31, 2012, 2011 and 2010 are reported on the Company’s consolidated statements of operations as follows:

	Year Ended December 31, 2012
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$1,869	$(547)	$28	$(376)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of December 31, 2012	$927	$—	$(6)	$(271)

	Year Ended December 31, 2011
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(440)	$(2,550)	$(79)	$230

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of December 31, 2011	$(2,702)	$—	$(90)	$347

	Year Ended December 31, 2010
				Consolidated VIEs
In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(609)	$(282)	$(11)	$(340)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held as of December 31, 2010	$(1,338)	$—	$(3)	$(395)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Fair Value Option

The Company elected to record at fair value certain financial instruments of VIEs that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 for all financial instruments for which the fair value option was elected:

	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
In millions	2012	2011	2010
Fixed-maturity securities held at fair value	$(55)	$(484)	$374
Loans receivable at fair value:
Residential mortgage loans	(107)	(143)	295
Other loans	(56)	(19)	(26)
Loan repurchase commitments	9	242	336
Other assets	—	—	26
Long-term debt	107	594	(661)

Substantially all gains and losses included in earnings during the year ended December 31, 2012 on loans receivable and VIE notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the VIE notes, resulting in depressed pricing of the financial instruments.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2012 and 2011 for loans and VIE notes for which the fair value option was elected:

	As of December 31, 2012			As of December 31, 2011
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$2,307	$1,735	$572	$2,769	$1,895	$874
Residential mortgage loans (90 days or more past due)	244	54	190	259	—	259
Other loans	22	22	—	129	43	86
Other loans (90 days or more past due)	197	70	127	324	108	216

Total loans receivable at fair value	$2,770	$1,881	$889	$3,481	$2,046	$1,435
Variable interest entity notes	$9,021	$3,659	$5,362	$13,583	$4,754	$8,829

Note 8: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM. Other invested assets designated as AFS are primarily comprised of money market funds.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and other-than-temporary impairments (“OTTI”) for AFS and HTM investments in the Company’s consolidated investment portfolio as of December 31, 2012 and 2011:

	December 31, 2012
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$819	$40	$(1)	$858	$—
State and municipal bonds	1,446	97	(12)	1,531	—
Foreign governments	183	13	—	196	—
Corporate obligations	1,058	54	(20)	1,092	5
Mortgage-backed securities:
Residential mortgage-backed agency	939	19	(1)	957	—
Residential mortgage-backed non-agency	86	11	(8)	89	—
Commercial mortgage-backed	46	—	(4)	42	—
Asset-backed securities:
Collateralized debt obligations	161	1	(71)	91	(25)
Other asset-backed	145	3	(11)	137	—

Total fixed-maturity investments	4,883	238	(128)	4,993	(20)
Money market securities	580	—	—	580	—
Equity securities	22	1	—	23	—
Assets of consolidated VIEs:
State and municipal bonds	38	3	—	41	—
Corporate obligations	177	9	(6)	180	—
Mortgage-backed securities:
Residential mortgage-backed non-agency	92	—	(10)	82	—
Asset-backed securities:
Collateralized debt obligations	97	—	(8)	89	—
Other asset-backed	23	—	—	23	—
Money market securities	210	—	—	210	—

Total AFS investments	$6,122	$251	$(152)	$6,221	$(20)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$2,829	$2	$(157)	$2,674	$—

Total HTM investments	$2,829	$2	$(157)	$2,674	$—

(1)—Represents unrealized gains or losses on other than temporarily impaired securities recognized in accumulated other comprehensive income (loss), which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in accumulated other comprehensive income (loss).

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

	December 31, 2011
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$1,091	$39	$—	$1,130	$—
State and municipal bonds	2,025	76	(19)	2,082	—
Foreign governments	350	24	—	374	—
Corporate obligations	1,674	42	(106)	1,610	(2)
Mortgage-backed securities:
Residential mortgage-backed agency	1,198	47	—	1,245	—
Residential mortgage-backed non-agency	325	31	(83)	273	(57)
Commercial mortgage-backed	58	1	(10)	49	—
Asset-backed securities:
Collateralized debt obligations	251	—	(118)	133	(43)
Other asset-backed	520	2	(82)	440	(37)

Total fixed-maturity investments	7,492	262	(418)	7,336	(139)
Money market securities	926	—	—	926	—
Equity securities	134	1	(19)	116	—
Assets of consolidated VIEs:
Corporate obligations	2	—	—	2	—
Mortgage-backed securities:
Residential mortgage-backed non-agency	119	—	(26)	93	—
Asset-backed securities:
Collateralized debt obligations	112	—	(15)	97	—
Other asset-backed	41	—	—	41	—
Money market securities	199	—	—	199	—

Total AFS investments	$9,025	$263	$(478)	$8,810	$(139)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$2,840	$—	$(371)	$2,469	$—
Asset-backed securities:
Other asset-backed	1,003	17	—	1,020	—

Total HTM investments	$3,843	$17	$(371)	$3,489	$—

(1)—Represents unrealized gains or losses on other than temporarily impaired securities recognized in accumulated other comprehensive income (loss), which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in accumulated other comprehensive income (loss).

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of December 31, 2012. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities				HTM Securities
			Consolidated VIEs		Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$241	$242	$18	$18	$—	$—
Due after one year through five years	1,044	1,061	113	122	—	—
Due after five years through ten years	770	803	—	—	—	—
Due after ten years through fifteen years	403	434	84	81	—	—
Due after fifteen years	1,048	1,137	—	—	2,829	2,674
Mortgage-backed and asset-backed	1,377	1,316	212	194	—	—

Total fixed-maturity investments	$4,883	$4,993	$427	$415	$2,829	$2,674

Net unrealized gains (losses), including the portion of OTTI included in accumulated other comprehensive income (“AOCI”), reported within shareholders’ equity consisted of:

	As of December 31,
In millions	2012	2011
Gross unrealized gains	$251	$263
Gross unrealized losses	(152)	(478)
Foreign exchange	24	(5)

Total	123	(220)
Deferred income tax provision (benefit)	31	(86)

Unrealized gains (losses), net	$92	$(134)

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities was $10 million and $11 million as of December 31, 2012 and 2011, respectively. These deposits are required to comply with state insurance laws.

The Company enters into securities borrowing and lending contracts in connection with MBIA’s collateralized investment agreement activities. Such contracts are only transacted with high-quality dealer firms. It is the Company’s policy to take possession of securities borrowed under these contracts. The Company minimizes credit risk from counterparties that might be unable to fulfill their contractual obligations by monitoring customer credit exposure and collateral values and requiring additional collateral to be deposited with the Company when deemed necessary.

Substantially all of the obligations under investment agreements require the Company to pledge securities as collateral. Securities pledged in connection with investment agreement activities may not be repledged by the investment agreement counterparty. As of December 31, 2012 and 2011, the fair value of securities pledged as collateral for these investment agreements approximated $820 million and $1.9 billion, respectively. The Company’s collateral as of December 31, 2012 consisted principally of RMBS, U.S. Treasury and government agency bonds and state and municipal bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements in the amount of $144 million and $224 million as of December 31, 2012 and 2011, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of December 31, 2012 and 2011.

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$234	$(1)	$—	$—	$234	$(1)
State and municipal bonds	69	—	87	(12)	156	(12)
Foreign governments	11	—	1	—	12	—
Corporate obligations	202	(2)	57	(18)	259	(20)
Mortgage-backed securities:
Residential mortgage-backed agency	173	(1)	38	—	211	(1)
Residential mortgage-backed non-agency	4	—	28	(8)	32	(8)
Commercial mortgage-backed	3	—	27	(4)	30	(4)
Asset-backed securities:
Collateralized debt obligations	1	—	80	(71)	81	(71)
Other asset-backed	4	—	65	(11)	69	(11)

Total fixed-maturity investments	701	(4)	383	(124)	1,084	(128)
Equity securities	1	—	1	—	2	—
Assets of consolidated VIEs:
Corporate obligations	—	—	31	(6)	31	(6)
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	—	82	(10)	82	(10)
Asset-backed securities:
Collateralized debt obligations	—	—	85	(8)	85	(8)

Total AFS investments	$702	$(4)	$582	$(148)	$1,284	$(152)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$297	$(19)	$1,287	$(138)	$1,584	$(157)

Total HTM investments	$297	$(19)	$1,287	$(138)	$1,584	$(157)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$200	$—	$—	$—	$200	$—
State and municipal bonds	166	(2)	151	(17)	317	(19)
Foreign governments	20	—	—	—	20	—
Corporate obligations	297	(15)	418	(91)	715	(106)
Mortgage-backed securities:
Residential mortgage-backed agency	20	—	49	—	69	—
Residential mortgage-backed non-agency	34	(5)	167	(78)	201	(83)
Commercial mortgage-backed	17	(2)	22	(8)	39	(10)
Asset-backed securities:
Collateralized debt obligations	13	(2)	117	(116)	130	(118)
Other asset-backed	53	(7)	328	(75)	381	(82)

Total fixed-maturity investments	820	(33)	1,252	(385)	2,072	(418)
Equity securities	47	(3)	45	(16)	92	(19)
Assets of consolidated VIEs:
Corporate obligations	2	—	—	—	2	—
Mortgage-backed securities:
Residential mortgage-backed non-agency	3	—	90	(26)	93	(26)
Asset-backed securities:
Collateralized debt obligations	9	—	88	(15)	97	(15)
Other asset-backed	31	—	—	—	31	—

Total AFS investments	$912	$(36)	$1,475	$(442)	$2,387	$(478)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$284	$(31)	$2,185	$(340)	$2,469	$(371)

Total HTM investments	$284	$(31)	$2,185	$(340)	$2,469	$(371)

Gross unrealized losses on AFS decreased as of December 31, 2012 compared with 2011 primarily due to the sale of impaired securities included in the Company’s asset/liability products segment and the sale of other securities that were impaired in 2012. Gross unrealized losses on HTM securities decreased as of December 31, 2012 compared with 2011 primarily due to market price appreciation.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of December 31, 2012 and 2011 was 23 and 21 years, respectively. As of December 31, 2012 and 2011, there were 153 and 290 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which the fair value of 89 and 218 securities, respectively, was below book value by more than 5%.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table presents the distribution of securities by percentage of fair value below book value by more than 5%:

Percentage Book Value Exceeded Market Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	31	$309	$278
> 15% to 25%	18	682	549
> 25% to 50%	13	69	45
> 50%	27	87	18

Total	89	$1,147	$890

The following table presents the fair values and gross unrealized losses by credit rating category of ABS, MBS and corporate obligations included in the Company’s consolidated AFS investment portfolio as of December 31, 2012 for which fair value was less than amortized cost. The credit ratings are based on ratings from Moody’s as of December 31, 2012 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Asset Type	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS	$32	$(3)	$64	$(5)	$3	$—	$1	$—	$134	$(81)	$1	$(1)	$235	$(90)
MBS	214	(1)	84	(10)	1	—	27	(3)	15	(3)	14	(6)	355	(23)
Corporate obligations	31	—	40	(1)	158	(9)	46	(14)	15	(2)	—	—	290	(26)

Total	$277	$(4)	$188	$(16)	$162	$(9)	$74	$(17)	$164	$(86)	$15	$(7)	$880	$(139)

The total ABS, MBS and corporate obligations reported in the preceding table include those which are guaranteed by financial guarantors. In addition, the following table presents information on ABS, MBS and corporate obligations guaranteed by the Company and third-party financial guarantors.

			Insured Securities Rated Below Investment Grade without the Effect of Guarantee
Asset Type	Average Credit Rating with the Effect of Guarantee	Average Credit Rating without the Effect of Guarantee	(in millions)	Percentage
			Fair Value
ABS	Below investment grade	Below investment grade	$101	65%
MBS	A	Below investment grade	113	96%
Corporate obligations	Baa	Baa	—	—%

Refer to the table within the “Determination of Credit Loss Guaranteed by the Company and Other Third-Party Guarantors” section for information on the insured securities included in the preceding table.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of December 31, 2012 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Other-Than-Temporary Impairments

Evaluating AFS Securities for OTTI

The Company has an ongoing review process for all securities in its investment portfolio, including a quarterly assessment of OTTI. This evaluation includes both qualitative and quantitative considerations. In assessing whether a decline in value is related to a credit loss, the Company considers several factors, including but not limited to (i) the magnitude and duration of declines in fair value; (ii) the reasons for the declines in fair value, such as general credit spread movements in each asset-backed sector, transaction-specific changes in credit spreads, credit rating downgrades, modeled defaults, and principal and interest payment priorities within each investment structure; and (iii) any guarantees associated with a security such as those provided by financial guarantee insurance companies, including MBIA Corp. and National.

In calculating credit-related losses, the Company utilizes cash flow modeling based on the type of security. The Company’s cash flow analysis considers all sources of cash, including credit enhancement, that support the payment of amounts owed by an issuer of a security. This includes the consideration of cash expected to be provided by financial guarantors, including MBIA Corp., resulting from an actual or potential insurance policy claim. In general, any change in the amount and/or timing of cash flows received or expected to be received, whether or not such cash flows are contractually defined, is reflected in the Company’s cash flow analysis for purposes of assessing an OTTI loss on an impaired security.

Each quarter, an internal committee, comprising staff that is independent of the Company’s evaluation process for determining OTTI of securities, reviews and approves the valuation of investments. Among other responsibilities, this committee ensures that the Company’s process for identifying and calculating OTTI, including the use of models and assumptions, is reasonable and complies with the Company’s internal policy.

Determination of Credit Loss on ABS, MBS and Corporate Obligations

Investments with unrealized losses that met the above criteria were tested for OTTI and principally related to ABS, MBS and corporate obligations.

ABS investments are evaluated for OTTI using historical collateral performance, deal waterfall and structural protections, credit ratings, and forward looking projections of collateral performance based on business and economic conditions specific to each collateral type and risk. The underlying collateral is evaluated to identify any specific performance concerns, and stress scenarios are considered in forecasting ultimate returns of principal. Based on this evaluation, if a principal default is projected for a security, estimated future cash flows are discounted at the security’s interest rate used to recognize interest income on the security. For CDO investments, the Company utilizes the same tools as for RMBS investments discussed below, aggregating the bond level cash flows to the CDO investment level. If the present value of cash flows is less than the Company’s amortized cost for the security, the difference is recorded as an OTTI loss.

RMBS investments are evaluated for OTTI using several quantitative tools. Loan level data is obtained and analyzed in a model that produces prepayment, default, and severity vectors. The model utilizes macro inputs, including housing price assumptions and interest rates. The vector outputs are used as inputs to a third-party cash flow model, which considers deal waterfall dynamics and structural features, to generate cash flows for an RMBS investment. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income of the security to arrive at a present value amount. If the present value of the cash flows is less than the Company’s amortized cost for the investment, the difference is recorded as an OTTI loss.

Corporate obligation investments are evaluated for OTTI using credit analysis techniques. The Company’s analysis includes a detailed review of a number of quantitative and qualitative factors impacting the value of an individual security. These factors include the interest rate of the security (fixed or floating), the security’s current market spread, any collateral supporting the security, the security’s position in the issuer’s capital structure, and credit rating upgrades or downgrades.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Additionally, these factors include an assessment of various issuer-related credit metrics including market capitalization, earnings, cash flow, capitalization, interest coverage, leverage, liquidity, management and a third-party quantitative default probability model. The Company’s analysis is augmented by comparing market prices for similar securities of other issuers in the same sector, as well as any recent corporate or government actions that may impact the ultimate return of principal. If the Company determines that, after considering these factors, a principal default is projected, a recovery analysis is performed using the above data. If the Company’s estimated recovery value for the security is less than its amortized cost, the difference is recorded as an OTTI loss.

For the years ended December 31, 2012, 2011 and 2010, the credit losses recognized in earnings were related to RMBS and CDOs. The following table presents a summary of the significant inputs considered in determining the measurement of the credit losses on securities in which a portion of the impairment is included in AOCI:

	Years Ended December 31,
Significant Inputs	2012	2011	2010
Expected size of losses(1):
Range(2)	12.13% to 97.70%	2.48% to 100.00%	0.21% to 100.00%
Weighted average(3)	87.67%	55.40%	52.20%
Current subordination levels(4):
Range(2)	0.00% to 0.00%	0.00% to 35.46%	0.00% to 42.16%
Weighted average(3)	0.00%	1.53%	4.50%
Prepayment speed (annual CPR)(5):
Range(2)	0.00% to 30.91%	0.00% to 100.00%	0.00% to 40.20%
Weighted average(3)	11.93%	12.67%	9.45%

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

Determination of Credit Loss Guaranteed by the Company and Other Third-Party Guarantors

The Company does not record OTTI related to credit concerns about issuers of securities insured by MBIA Corp. and National since investors in these securities, including MBIA, are guaranteed payment of principal and interest when due by MBIA. Securities insured by the Company, whether or not owned by the Company, are evaluated for impairment as part of its insurance surveillance process and, therefore, losses on securities insured by the Company are recorded in accordance with its loss reserving policy. Refer to “Note 2: Significant Accounting Policies” for information about the Company’s loss reserving policy and “Note 6: Loss and Loss Adjustment Expense Reserves” for information about loss reserves.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table provides information about securities held by the Company as of December 31, 2012 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Asset-backed:
MBIA(1)	$148	$(58)	$16
Other	9	(5)	—

Total asset-backed	157	(63)	16
Mortgage-backed:
MBIA(1)	6	—	—
Other	111	(15)	—

Total mortgage-backed	117	(15)	—
Corporate obligations:
Other	10	(11)	—

Total corporate obligations	10	(11)	—
Other:
MBIA(1)	71	(12)	—
Other	8	—	—

Total other	79	(12)	—

Total	$363	$(101)	$16

(1)—Includes investments insured by MBIA Corp. and National.

(2)—Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Credit Loss Rollforward

The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. For these impairments, the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future discounted cash flows prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

In millions	Years Ended December 31,
Credit Losses Recognized in Earnings Related to OTTI	2012	2011	2010
Beginning balance	$341	$262	$389
Accounting transition adjustment(1)	—	—	(149)
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	63	24
Additions for credit loss impairments recognized in the current period on securities previously impaired	8	31	18
Additions for credit loss impairments recognized in prior periods for securities that were re-impaired with a non-credit component in the current period	—	—	1
Reductions for credit loss impairments previously recognized on securities sold during the period	(41)	(15)	(16)
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period(2)	(111)	—	(4)
Reductions for increases in cash flows expected to be collected over the remaining life of the security	—	—	(1)

Ending balance	$197	$341	$262

(1)—Reflects the adoption of the accounting principles for the consolidation of VIEs.

(2)—Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Realized Gains and Losses

Realized gains and losses in the years ended December 31, 2012, 2011 and 2010 were primarily related to sales of AFS securities. The amount of gross realized gains and losses of AFS securities (primarily fixed-maturity securities) were as follows:

	Years Ended December 31,
In millions	2012	2011	2010
Gross realized gains	$196	$239	$92
Gross realized losses	(127)	(104)	(30)

Net(1)	$69	$135	$62

(1)—These balances are included in the “Net gains (losses) on financial instruments at fair value and foreign exchange” line item on the Company’s consolidated statements of operations.

Note 9: Derivative Instruments

Overview

MBIA has entered into derivative instruments through its financial guarantee of CDS and for purposes of hedging risks associated with existing assets and liabilities and forecasted transactions. The Company accounts for derivative instruments in accordance with the accounting principles for derivative and hedging activities, which requires that all such instruments be recorded on the balance sheet at fair value. Refer to “Note 7: Fair Value of Financial Instruments” for the method of determining the fair value of derivative instruments.

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

Structured Finance and International Insurance

The Company entered into derivative instruments that it viewed as an extension of its core financial guarantee business but which do not qualify for the financial guarantee scope exception and, therefore, must be recorded at fair value on the balance sheet. These insured CDS contracts, primarily referencing corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, CRE loans, and CDO securities, are intended to be held for the entire term of the contract absent a negotiated settlement with the counterparty.

Changes in the fair value of derivatives, excluding insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange.” Changes in the fair value of insured derivatives are recorded each period in current earnings within “Net change in fair value of insured derivatives.” The net change in the fair value of the Company’s insured derivatives has two primary components: (i) realized gains (losses) and other settlements on insured derivatives and (ii) unrealized gains (losses) on insured derivatives. “Realized gains (losses) and other settlements on insured derivatives” include (i) premiums received and receivable on sold CDS contracts, (ii) premiums paid and payable to reinsurers in respect to CDS contracts, (iii) net amounts received or paid on reinsurance commutations, (iv) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event or settlement agreement, (v) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event or settlement agreement and (vi) fees relating to CDS contracts. The “Unrealized gains (losses) on insured derivatives” include all other changes in fair value of the insured derivative contracts.

Variable Interest Entities

VIEs consolidated by the Company have entered into derivative instruments primarily consisting of interest rate swaps. Interest rate swaps are entered into to mitigate the risks associated with fluctuations in interest rates or fair values of certain contracts.

Asset/Liability Products

The Company’s asset/liability products business has entered into derivative instruments primarily consisting of interest rate swaps, cross currency swaps, and CDS contracts. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to hedge the variability in cash flows resulting from fluctuations in foreign currency rates. CDS contracts are entered into to hedge credit risk or to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its asset management business.

In certain instances, the Company’s asset/liability products business purchased or issued securities that contain embedded derivatives. In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related security.

Changes in the fair value of the Company’s asset/liability products business derivatives are recorded on the Company’s consolidated statements of operations within “Net gains (losses) on financial instruments at fair value and foreign exchange.”

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of December 31, 2012 and 2011. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of December 31, 2012
		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	5.1 Years	$10,457	$5,862	$5,253	$11,571	$13,859	$47,002	$(2,858)
Insured swaps	19.4 Years	—	103	3,661	1,982	71	5,817	(8)
All others	1.8 Years	—	—	—	—	195	195	(68)

Total notional		$10,457	$5,965	$8,914	$13,553	$14,125	$53,014

Total fair value		$(7)	$(70)	$(72)	$(732)	$(2,053)		$(2,934)

$ in millions	As of December 31, 2011
		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	5.6 Years	$15,475	$12,065	$6,336	$14,042	$17,639	$65,557	$(4,716)
Non-insured credit default swaps-VIE	3.6 Years	—	—	—	—	643	643	(527)
Insured swaps	19.7 Years	—	164	4,270	2,589	133	7,156	(9)
All others	2.8 Years	—	—	—	—	195	195	(91)

Total notional		$15,475	$12,229	$10,606	$16,631	$18,610	$73,551

Total fair value		$(114)	$(116)	$(205)	$(1,355)	$(3,553)		$(5,343)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future payments that MBIA may be required to make under these guarantees as of December 31, 2012 is $50.9 billion. This amount is net of $392 million of insured derivatives ceded under reinsurance agreements in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives and offsetting agreements with a counterparty. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

MBIA may hold recourse provisions with third parties in derivative instruments through both reinsurance and subrogation rights. MBIA’s reinsurance arrangements provide that in the event MBIA pays a claim under a guarantee of a derivative contract, MBIA has the right to collect amounts from any reinsurers that have reinsured the guarantee on either a proportional or non-proportional basis, depending upon the underlying reinsurance agreement. MBIA may also have recourse through subrogation rights whereby if MBIA makes a claim payment, it is entitled to any rights of the insured counterparty, including the right to any assets held as collateral.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

Counterparty Credit Risk

The Company manages counterparty credit risk on an individual counterparty basis through master netting agreements covering derivative instruments in the asset/liability products segment. There are no master netting agreements in the Structured Finance and International Insurance or the U.S. Public Finance segments. The master netting agreements in the asset/liability products segment allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either MBIA or the counterparty is downgraded below a specified credit rating.

Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2012, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $285 million. Of this amount, $203 million is netted within “Derivative liabilities”, $16 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities and an additional $66 million is included in “Other assets” on the Company’s consolidated balance sheets. As of December 31, 2011, the Company did not hold or post cash collateral to derivative counterparties. As of December 31, 2012, the Company did not post securities to derivative counterparties. As of December 31, 2011, the Company had securities with a fair value of $470 million posted to derivative counterparties.

As of December 31, 2012 and 2011, the fair value on one positive Credit Support Annex (“CSA”) was $4 million and $2 million, respectively. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of December 31, 2012, the counterparty was rated A2 by Moody’s and A by S&P. As of December 31, 2011, the counterparty was rated Aa3 by Moody’s and A+ by S&P.

Financial Statement Presentation

The fair value of amounts recognized for eligible derivative contracts executed with the same counterparty under a master netting agreement, including any cash collateral that may have been received or posted by the Company, is presented on a net basis in accordance with accounting guidance for the offsetting of fair value amounts related to derivative instruments. Insured CDSs and insured swaps are not subject to master netting agreements. VIE derivative assets and liabilities are not presented net of any master netting agreements.

As of December 31, 2012, the total fair value of the Company’s derivative assets, after counterparty netting of $90 million, was $12 million, of which $4 million was reported within “Other assets” and “Derivative assets-VIEs”. Embedded derivatives of $8 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of December 31, 2012, the total fair value of the Company’s derivative liabilities, after counterparty netting of $90 million and cash collateral posted by the Company of $203 million was $3.1 billion, which was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheets. Embedded derivatives of $36 million were reported within “Medium-term notes” and “Other investments” on the Company’s consolidated balance sheets.

Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate swaps not designated as hedging instruments” and “Currency swaps” in the table below.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of December 31, 2012:

In millions
	Notional Amount Outstanding	Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$47,320	Other assets	$—	Derivative liabilities	$(2,858)
Insured swaps	5,817	Other assets	—	Derivative liabilities	(8)
Non-insured credit default swaps	10	Other assets	—	Derivative liabilities	—
Interest rate swaps	1,637	Other assets	94	Derivative liabilities	(290)
Interest rate swaps-VIE	2,728	Derivative assets-VIE	—	Derivative liabilities-VIE	(141)
Interest rate swaps embedded	483	Medium-term notes	8	Medium-term notes	(35)
Currency swaps	40	Other assets	—	Derivative liabilities	(3)
Currency swaps-VIE	110	Derivative assets-VIE	—	Derivative liabilities-VIE	(21)
All other	195	Other assets	—	Derivative liabilities	(68)
All other-VIE	280	Derivative assets-VIE	—	Derivative liabilities-VIE	—
All other-embedded	20	Other investments	—	Other investments	(1)

Total non-designated	$58,640		$102		$(3,425)

Total derivatives	$58,640		$102		$(3,425)

(1)—In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

As of December 31, 2011, the total fair value of the Company’s derivative assets, after counterparty netting of $93 million, was $459 million, of which $452 million was reported within “Other assets” and “Derivative assets-VIEs”. Embedded derivatives of $7 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of December 31, 2011, the total fair value of the Company’s derivative liabilities, after counterparty netting of $93 million, was $6.0 billion which was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheets. Embedded derivatives of $26 million were reported within “Medium-term notes” and “Other investments” on the Company’s consolidated balance sheets. As of December 31, 2011, the Company did not receive or post cash collateral.

Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate swaps designated as hedging instruments”, “Interest rate swaps not designated as hedging instruments” and “Currency swaps” in the table below.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of December 31, 2011:

In millions
		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	$241	Other assets	$10	Derivative liabilities	$(44)

Total designated	$241		$10		$(44)
Not designated as hedging instruments:
Insured credit default swaps	$66,851	Other assets	$—	Derivative liabilities	$(4,708)
Insured swaps	7,156	Other assets	—	Derivative liabilities	(9)
Non-insured credit default swaps	30	Other assets	1	Derivative liabilities	—
Non-insured credit default swaps-VIE	1,272	Derivative assets-VIE	447	Derivative liabilities-VIE	(527)
Interest rate swaps	2,706	Other assets	84	Derivative liabilities	(401)
Interest rate swaps-VIE	4,878	Derivative assets-VIE	—	Derivative liabilities-VIE	(281)
Interest rate swaps-embedded	480	Medium-term notes	7	Medium-term notes	(14)
Currency swaps	62	Other assets	—	Derivative liabilities	(4)
Currency swaps-VIE	123	Derivative assets-VIE	—	Derivative liabilities-VIE	(17)
All other	3,465	Other assets	—	Derivative liabilities	(91)
All other-VIE	472	Derivative assets-VIE	3	Derivative liabilities-VIE	—
All other-embedded	121	Other investments	—	Other investments	(12)

Total non-designated	$87,616		$542		$(6,064)

Total derivatives	$87,857		$552		$(6,108)

(1)—In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

The following tables present the effect of derivative instruments on the consolidated statements of operations for the year ended December 31, 2012:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$12	$(12)	$—
Interest rate swaps	Interest income (expense)	—	—	(3)

Total		$12	$(12)	$(3)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,847
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(406)
Insured swaps	Unrealized gains (losses) on insured derivatives	1
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(75)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	55
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(2)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(4)
All other	Unrealized gains (losses) on insured derivatives	22
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	11
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)

Total		$1,445

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt

Long-Term Debt

The Company’s long-term debt consists of notes and debentures as follows:

	As of December 31,
In millions	2012	2011
6.400% Senior Notes due 2022 (1)	$269	$275
7.000% Debentures due 2025	56	56
7.150% Debentures due 2027	100	100
6.625% Debentures due 2028	141	141
5.700% Senior Notes due 2034 (2)	157	329

	723	901
Less unamortized discount	1	1

Subtotal	$722	$900
14% Surplus Notes due 2033 (3)	940	940

Total	$1,662	$1,840

(1)—Callable on or after August 15, 2006 at 100.00.

(2)—Callable anytime at the greater of 100.00 or the present value of the remaining scheduled payments of principal and interest.

(3)—Callable on or after January 15, 2018 and every fifth anniversary thereafter at 100.00.

The Company’s long-term debt presented in the preceding table is subject to certain restrictive covenants, none of which significantly restrict the Company’s operating activities or dividend-paying ability. As of December 31, 2012 and 2011, the Company was in compliance with all debt covenants as there was no occurrence of any event of default with respect to the above securities. Key events of default include: (i) default in the payment of any interest or principal when it becomes due and payable, (ii) default in the performance, or breach, of any covenant or warranty of MBIA, (iii) events of default with respect to the Company’s indebtedness, other than its debt securities or non-recourse obligations, in an aggregate principal amount in excess of $10 million which consist of the failure to make any payment at maturity or result in the acceleration of the maturity of the Company’s indebtedness, (iv) entry by a court having jurisdiction in the premises of a decree or order for relief in respect of MBIA in an involuntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law, and (v) commencement by MBIA of a voluntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law.

On January 16, 2008, MBIA Insurance Corporation issued $1.0 billion of 14% fixed-to-floating rate surplus notes due January 15, 2033. As of December 31, 2012 and 2011, the par amount outstanding was $940 million, respectively. The surplus notes have an initial interest rate of 14% until January 15, 2013 and thereafter have an interest rate of three-month LIBOR plus 11.26%. Interest and principal payments on the surplus notes are subject to prior approval by the Superintendent of the NYSDFS. MBIA Insurance Corporation’s request for approval of the January 15, 2013, note interest payment was denied by the NYSDFS. MBIA Insurance Corporation provided notice to the Fiscal Agent that it has not made a scheduled interest payment. The deferred interest payment will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to make such payment. No interest will accrue on the deferred interest. The surplus notes were callable at par at the option of MBIA Insurance Corporation on the fifth anniversary of the date of issuance, and are callable at par on January 15, 2018 and every fifth anniversary thereafter and are callable on any other date at par plus a make-whole amount, subject to prior approval by the Superintendent and other restrictions. The cash received from the issuance of surplus notes was used for general business purposes and the deferred debt issuance costs are being amortized over the term of the surplus notes. As of December 31, 2012, MBIA Inc., through its corporate segment, owned $13 million of MBIA Insurance Corporation surplus notes. To date, MBIA Insurance Corporation has repurchased a total of $47 million par value outstanding of its surplus notes at a weighted average price of $77.08.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt (continued)

In addition, as a result of the risks facing MBIA Corp., during the fourth quarter of 2012, MBIA successfully completed a consent solicitation pursuant to which the Company received the consent of MBIA Inc. senior noteholders to amend the indentures governing MBIA Inc.’s long-term debt. The amendments substitute National for MBIA Insurance Corporation in the definition of “Restricted Subsidiary” and “Principal Subsidiaries” in the respective indentures, which provide that an insolvency proceeding with respect to a Restricted or Principal Subsidiary, as the case may be, that remains in place for a specified period of time constitutes an event of default, which would likely result in the acceleration of the senior notes. In addition, subsequent to receiving consent for amending these indentures, the Company received requests from holders to repurchase their notes. As a result, the Company repurchased approximately $172 million in par value of the 5.700% Senior Notes due 2034 in privately negotiated reverse inquiry transactions at a weighted average price of $100.17.

Litigation challenging this consent is still pending. Refer to “Note 20: Commitments and Contingencies” included herein for additional information about this litigation.

In millions	2013	2014	2015	2016	2017	Thereafter	Total
Corporate debt	$—	$—	$—	$—	$—	$723	$723
14% Surplus Notes due 2033(1)	—	—	—	—	—	940	940

Total debt obligations due	$—	$—	$—	$—	$—	$1,663	$1,663

(1)—Callable on or after January 15, 2018 and every fifth anniversary thereafter at 100.00.

Investment Agreement Obligations

Obligations under investment agreement contracts are recorded as liabilities on the Company’s consolidated balance sheets based upon proceeds received plus unpaid accrued interest at the balance sheet date. Upon the occurrence of certain contractually agreed-upon events, including the downgrade of MBIA Corp., some of these funds may be withdrawn by the investor prior to their contractual maturity dates. As a result of the downgrade of MBIA Corp. in 2008, certain investment agreements were terminated by the investors. Those investment agreements that were not terminated at that time were collateralized in accordance with the contractual terms. Additionally, certain investment agreements provide for early termination, including, in some cases, with make-whole payments, upon certain other events including the bankruptcy of MBIA Inc. or the commencement of an insolvency proceeding with respect to MBIA Corp.

Investment agreements have been issued with either fixed or floating interest rates in both U.S. dollars and foreign currencies. As of December 31, 2012, the annual interest rates on these agreements ranged from 0.28% to 7.38% and the weighted average interest rate was 5.04%. As of December 31, 2011, the annual interest rates on these agreements ranged from 0.00% to 7.38% and the weighted average interest rate was 4.31%. Expected principal payments due under these investment agreements in each of the next five years ending December 31 and thereafter, based upon contractual maturity dates, are as follows:

In millions	Principal Amount
Maturity date:
2013	$182
2014	140
2015	45
2016	45
2017	53
Thereafter	561

Total expected principal payments(1)	$1,026
Less discount and other adjustments(2)	82

Total	$944

(1)—Foreign	currency denominated investment agreements are presented in U.S. dollars. Amounts reflect principal due at maturity for investment agreements issued at a discount.
(2)—Includes	discounts of $115 million on investment agreements, net fair value adjustments of $25 million and accrued interest of $8 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt (continued)

Medium-Term Note Obligations

MTN obligations are recorded as liabilities on the Company’s balance sheets based upon proceeds received, net of unamortized discounts and premiums, plus unpaid accrued interest at the balance sheet date. The MTNs are measured at fair value in accordance with the accounting guidance for certain hybrid financial instruments, which was adopted on January 1, 2007. MTNs are issued by GFL as part of MBIA’s asset/liability products. MTNs have been issued with either fixed or floating interest rates and GFL has issued MTNs in U.S. dollars and foreign currencies. As of December 31, 2012, the interest rates of the MTNs ranged from 0% to 8.08% and the weighted average interest rate was 2.89%. As of December 31, 2011, the interest rates of the MTNs ranged from 0% to 8.68% and the weighted average interest rate was 3.19%. Expected principal payments due under MTN obligations based on their contractual maturity dates are as follows:

In millions	Principal Amount
Maturity date:
2013	$41
2014	47
2015	255
2016	128
2017	53
Thereafter	1,847

Total expected principal payments(1)	$2,371
Less discount and other adjustments(2)	773

Total	$1,598

(1)—Foreign	currency denominated MTN’s are presented in U.S. dollars. Amounts reflect principal due at maturity for notes issued at a discount or premium.
(2)—Includes	discounts of $759 million and fair value adjustments of $23 million, net of accrued interest of $9 million.

The Company may buy back and extinguish debt originally issued by either MBIA Inc. or its subsidiaries. Purchase prices are generally negotiated through dealers, similar to buying or selling an asset in the open market. The Company repurchases its debt in an effort to improve its own economic position while also providing liquidity to investors of MBIA debt. In all cases, debt buybacks were executed in response to investor or dealer inquiries.

Other Borrowing Arrangements

The Company has $1.6 million of outstanding letters of credit for Cutwater Investor Services Corp. (“Cutwater-ISC”) that is intended to support the net asset value of certain investment pools managed by Cutwater-ISC. These letters of credit can be drawn upon in the event that the liquidation of such assets is required and the proceeds are less than the cost.

In addition, the Company had issued commitments to two pooled investment programs managed or administered by Cutwater-ISC and its subsidiary. These commitments covered losses in such programs should the net asset values per share decline below specified per share values. As of December 31, 2011, the maximum amount of future payments that the Company would have been required to make under these commitments was $3.3 billion. These commitments were terminated on January 1, 2012, the date on which Cutwater-ISC and its subsidiary were no longer manager or administrator to these programs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt (continued)

Debt of Consolidated Variable Interest Entities

Variable Interest Entity Notes

VIE notes are variable interest rate debt instruments denominated in U.S. dollars issued by consolidated VIEs within the Company’s structured finance and international insurance and conduit segments. VIE notes within the structured finance and international insurance segment consist of debt instruments issued by issuer-sponsored consolidated VIEs collateralized by assets held by those consolidated VIEs. VIE notes related to the conduit segment consist of floating rate MTN obligations issued by a Company-sponsored conduit collateralized by assets held by the conduit. As of December 31, 2012, the interest rates of the MTNs ranged from 0.55% to 1.71% and the weighted average interest rate was 1.28%. As of December 31, 2011, the interest rates of the MTNs ranged from 0.64% to 1.78% and the weighted average interest rate was 1.41%. The maturity of VIE notes, by segment, as of December 31, 2012 is presented in the following table:

In millions	Structured Finance and International Insurance	Conduits	Total (1)
Maturity date:
2013	$341	$—	$341
2014	280	150	430
2015	427	—	427
2016	425	336	761
2017	465	—	465
Thereafter	4,551	149	4,700

Total	$6,489	$635	$7,124

(1)—Includes $3.7 billion of VIE notes accounted for at fair value as of December 31, 2012.

Long-Term Debt

Long-term debt as of December 31, 2011 consisted of borrowings under liquidity facilities drawn by Triple-A One Funding Corporation (“Triple-A One”), an MBIA-administered multi-seller conduit previously consolidated in the Company’s conduit segment. Under private placement offerings, Triple-A One issued commercial paper with maturities of up to 270 days to fund the purchase of assets from structured finance clients. Assets purchased by Triple-A One were insured by MBIA Corp. Historically, Triple-A One maintained backstop liquidity facilities for each transaction, covering 100% of the face amount of commercial paper outstanding. These liquidity facilities were designed to allow Triple-A One to repay investors in the event of a market disruption in which Triple-A One would be unable to issue new commercial paper to replace maturing commercial paper. The financial guarantee policies issued by MBIA to insure the assets of Triple-A One could not be accelerated to repay maturing commercial paper or borrowings under liquidity facilities and only guaranteed ultimate payments over time relating to the assets. As a result of the deteriorating market environment, Triple-A One fully drew on its liquidity facilities in September 2008 and ceased issuing commercial paper. All commercial paper holders have been repaid in full and borrowings under liquidity facilities, which totaled $360 million as of December 31, 2011, were fully repaid in 2012. The interest rate applicable to borrowings as of December 31, 2011 was one-month LIBOR plus 0.75%. Given the fully drawn position of its liquidity facilities and no expectation of issuing commercial paper in the foreseeable future, Triple-A One’s ratings were withdrawn by Moody’s and S&P at the request of Triple-A One.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes

Income (loss) from operations before provision (benefit) for income taxes consisted of:

	Years Ended December 31,
In millions	2012	2011	2010
Domestic	$1,486	$(2,231)	$(146)
Foreign	112	(8)	51

Income (loss) before income taxes	$1,598	$(2,239)	$(95)

The Company files a consolidated tax return that includes all of its U.S. subsidiaries and foreign branches. The Company also files tax returns in the United Kingdom (“U.K.”), France, Spain, and various state and local jurisdictions. Income tax expense (benefit) on income (loss) and shareholders’ equity consisted of:

	Years Ended December 31,
In millions	2012	2011	2010
Current taxes:
Federal	$3	$(1)	$91
State	2	1	(17)
Foreign	(6)	15	(1)
Deferred taxes:
Federal	350	(919)	(239)
Foreign	15	(16)	18

Provision (benefit) for income taxes	364	(920)	(148)

Income taxes charged (credited) to shareholders’ equity related to:
Total adjustments due to the adoption of new accounting standards	—	—	(21)
Change in unrealized gains and losses on investments	75	119	112
Change in other-than-temporary impairment losses	42	3	(4)
Change in fair value of derivative instruments	11	3	(7)
Change in foreign currency translation	(2)	(1)	2
Share-based compensation	7	4	3

Total income taxes charged (credited) to shareholders’ equity	133	128	85

Total effect of income taxes	$497	$(792)	$(63)

A reconciliation of the U.S. federal statutory tax rate of 35% to the Company’s effective income tax rate for the years ended December 31, 2012, 2011 and 2010 is presented in the following table:

	Years Ended December 31,
	2012	2011	2010
Federal income tax computed at the statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(0.7)%	1.5%	40.2%
Mark-to-market on warrants	(0.7)%	0.3%	(11.2)%
Change in valuation allowance	(5.6)%	6.2%	119.4%
Change in uncertain tax positions	(0.1)%	(1.0)%	(22.3)%
State income tax, net of federal benefit	0.1%	0.0%	11.5%
Out-of-period adjustment	(3.8)%	0.0%	0.0%
Tax return and deferred inventory adjustments	(0.3)%	(0.2)%	(13.6)%
Foreign taxes	(1.2)%	0.1%	(1.8)%
Other	0.1%	(0.8)%	(1.4)%

Effective tax rate	22.8%	41.1%	155.8%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

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

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2012 and 2011 are presented in the following table:

	As of December 31,
In millions	2012	2011
Deferred tax liabilities:
Unearned premium revenue	$241	$174
Loss and loss adjustment expense reserves	—	31
Deferral of cancellation of indebtedness income	114	119
Deferred acquisition costs	102	123
Investments in VIEs	—	154
Net unrealized gains in accumulated other comprehensive income	32	—
Other	64	—

Total gross deferred tax liabilities	553	601

Deferred tax assets:
Compensation and employee benefits	23	40
Loss and loss adjustment expense reserves	112	—
Net operating loss and tax credit carryforwards	441	330
Capital loss carryforward and other-than-temporary impairments	183	236
Net unrealized losses on insured derivatives	982	1,614
Net losses on financial instruments at fair value and foreign exchange	98	58
Net unrealized losses in accumulated other comprehensive income	—	105
Alternative minimum tax credit carryforward	19	22
Net deferred taxes on VIEs	40	73
Other	—	104

Total gross deferred tax assets	1,898	2,582

Valuation allowance	146	236

Net deferred tax asset	$1,199	$1,745

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

As of December 31, 2012, the Company reported a net deferred tax asset of $1.2 billion. The $1.2 billion net deferred tax asset is net of a $146 million valuation allowance. As of December 31, 2012, the Company had a valuation allowance against a portion of the deferred tax asset related to capital loss carryforwards and losses from asset impairments as these losses are considered capital losses, have a five-year carryforward period, once recognized, and can only offset capital gain income. The December 31, 2012 valuation allowance reflects a decrease of $90 million from the December 31, 2011 valuation allowance of $236 million. The decrease in the valuation allowance for the year ended December 31, 2012 was primarily due to the generation of capital gain income and the use of a tax planning strategy.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

The Company has concluded that it is more likely than not that its net deferred tax asset will be realized. In its conclusion, the Company considered the following evidence (both positive and negative):

•

Due to the long-tail nature of the financial guarantee business, MBIA Inc.’s insurance subsidiaries, without regard to any new business, will have a steady stream of scheduled premium earnings with respect to the existing insured portfolio. Additionally, MBIA Corp.’s announcement in February 2008 of a suspension in writing new structured finance transactions and a permanent cessation with respect to insuring new CDS contracts, except in transactions related to the reduction of existing derivative exposure, would not have an impact on the expected earnings related to the existing insured portfolio.

•

The Company performed taxable income projections over a twenty-year period to determine whether it will have sufficient income to offset its deferred tax asset that will generate future ordinary deductions. In this analysis, the Company concluded that premium earnings, even without regard to any new business, combined with investment income, less deductible expenses, will be sufficient to recover its net deferred tax asset. The Company’s taxable income projections used to assess the recoverability of its deferred tax asset include an estimate of future loss and LAE equal to the present value discount of loss reserves already recognized on the balance sheet and an estimate of LAE which is generally insignificant. The Company does not assume additional losses, with the exception of the accretion of its existing present value loss reserves, because the Company establishes case basis reserves on a present value basis based on an estimate of probable losses on specifically identified credits that have defaulted or are expected to default.

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

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of December 31, 2012. The Company continues to assess the adequacy of its valuation allowance as additional evidence becomes available. The Company’s recent financial results have been volatile which has impacted management’s ability to accurately project future taxable income. Continued volatility or losses beyond those projected may cause the Company to conclude that certain of the deferred tax assets within the total deferred tax assets of $1.2 billion as of December 31, 2012 may not be realizable. The Company performs an analysis every quarter to review its conclusion as to the ability to realize the deferred tax asset.

Out-of-Period Adjustment

During the fourth quarter of 2012, the Company completed a balance sheet focused analysis to enhance efficiency and accuracy with its deferred income tax balances, and as a result, identified errors to the current and deferred income tax balances. The Company evaluated the materiality of these errors in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that these errors, individually and in the aggregate, were immaterial to the year ended December 31, 2012 and all prior periods to which these errors relate. Accordingly, the Company recorded these adjustments in its consolidated financial statements as of and for the year ended December 31, 2012 by increasing the deferred tax asset by $61 million, decreasing “Accumulated other comprehensive income (loss)” by $5 million, decreasing current tax receivable, included in “Other assets” by $6 million and increasing “Net income (loss)” by $60 million. For the years ended December 31, 2011 and 2010, this adjustment would have decreased “Net income (loss)” by $1 million and $22 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

Treatment of Undistributed Earnings of Certain Foreign Subsidiaries—“Accounting for Income Taxes—Special Areas”

No U.S. deferred income taxes have been provided on the differences in the book and tax basis in the Company’s carrying value of MBIA UK Insurance Limited and other entities because of the Company’s practice and intent to permanently reinvest these earnings. The cumulative amounts of such differences were $139 million, $15 million and $3 million as of December 31, 2012, 2011 and 2010, respectively. The estimated tax liability with respect to this difference was $17 million as of December 31, 2012.

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in UTB and related interest and/or penalties to income tax in the consolidated statements of operations. In 2012, the total amount of UTB decreased as a result of settling the 2004-2009 Internal Revenue Service (“IRS”) examination and the 2005-2007 New York State examination, partially offset by a reserve for current year tax positions.

In millions
Unrecognized tax benefit as of January 1, 2010	$10
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During a prior year	21
The amounts of decreases in the UTB as a result of the applicable statute of limitations	(5)

Unrecognized tax benefit as of December 31, 2010	$26
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During a prior year	21

Unrecognized tax benefit as of December 31, 2011	$47
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During the current year	26
The amounts of decreases in the UTB related to settlements with taxing authorities	(26)

Unrecognized tax benefit as of December 31, 2012	$47

MBIA’s major tax jurisdictions include the U.S. and the U.K. MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. The IRS has concluded its field work with respect to the examination of tax years 2004 through 2009 and on January 12, 2012, the Joint Committee on Taxation notified the Company that the results of the IRS field examination were reviewed and accepted.

The U.K. tax authorities are currently auditing tax years 2005 through 2011. On February 5, 2013, HM Revenue & Customs notified the Company of their request for a meeting to discuss the progress of the audit.

As of December 31, 2012, the Company had a capital loss carryforward of $162 million, which will expire from tax years 2013 through 2017, a NOL carryforward of $1.4 billion, which will expire from tax years 2029 through 2032, and an alternative minimum tax credit carryforward of $19 million, which has an unlimited carryforward period.

Note 12: Business Segments

MBIA manages its activities through three principal business operations: U.S. public finance insurance, structured finance and international insurance, and advisory services. The Company’s U.S. public finance insurance business is operated through National, its structured finance and international insurance business is operated through MBIA Corp., and its advisory services business is primarily operated through Cutwater. MBIA Inc. and certain of its subsidiaries also manage certain other business activities, the results of which are reported in its corporate, asset/liability products, and conduit segments. The corporate segment includes revenues and expenses that arise from general corporate activities. While the asset/liability products and conduit businesses represent separate business segments, they may be referred to collectively as “wind-down operations” as the funding programs managed through those businesses are in wind-down.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

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

•

LaCrosse Financial Products, LLC, a wholly-owned affiliate, in which MBIA Corp. has written insurance policies guaranteeing the obligations under CDS, including termination payments that may become due upon certain events including the insolvency or payment default of the financial guarantor or the CDS issuer.

MBIA Corp.’s guarantees insure structured finance and asset-backed obligations, privately issued bonds used for the financing of public purpose projects, which are primarily located outside of the U.S. and that include toll roads, bridges, airports, public transportation facilities, utilities and other types of infrastructure projects serving a substantial public purpose, and obligations of sovereign-related and sub-sovereign issuers. Structured finance and ABS typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real estate property. The Company is no longer insuring new credit derivative contracts except for transactions related to the reduction of existing derivative exposure. MBIA Corp. has not written any meaningful amount of business since 2008.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

Advisory Services

The advisory services segment primarily consists of the operations of Cutwater-ISC, Cutwater Asset Management Corp. (“Cutwater-AMC”), and Trifinium Advisors (UK) Limited (“Trifinium”). Cutwater-ISC and Cutwater-AMC offers advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its subsidiaries, as well as portfolio accounting and reporting services. Cutwater-ISC and Cutwater-AMC are SEC registered investment advisers. Cutwater-AMC is also a Financial Industry Regulatory Authority member firm. Trifinium provides fee-based asset management and advisory services to the Company’s foreign insurance affiliate and to third-party clients and investment structures. Trifinium is registered with the Financial Services Authority in the U.K.

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

Wind-down Operations

The Company’s wind-down operations consist of the asset/liability products and conduit segments. The asset/liability products segment principally consists of the activities of MBIA Inc., MBIA Investment Management Corp. (“IMC”), GFL and Euro Asset Acquisition Limited (“EAAL”). IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provided customized products for funds that are invested as part of asset-backed or structured product transactions. GFL raised funds through the issuance of MTNs with varying maturities, which are, in turn, guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. (“GFL Loans”). MBIA Inc. invests the proceeds of investment agreements and GFL Loans in eligible investments, which consists of investment grade securities rated investment grade at the time of purchase and maintained a minimum average double-A credit quality rating at the time of purchase. MBIA Inc. primarily purchases domestic securities, which are pledged to MBIA Corp. as security for its guarantees on investment agreements and MTNs. Additionally, MBIA Inc. had loaned a portion of the proceeds from investment agreements and MTNs to EAAL. EAAL primarily purchases foreign assets as permitted under the Company’s investment guidelines.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012
	U.S. Public	Structured Finance and
	Finance	International	Advisory		Wind-down
In millions	Insurance	Insurance	Services	Corporate	Operations	Eliminations		Consolidated
Revenues(1)	$548	$243	$21	$15	$53	$—		$880
Realized gains (losses) and other settlements on insured derivatives	1	(407)	—	—	—	—		(406)
Unrealized gains (losses) on insured derivatives	—	1,870	—	—	—	—		1,870
Net gains (losses) on financial instruments at fair value and foreign exchange	121	93	(1)	18	(176)	—		55
Net investment losses related to other-than-temporary impairments	—	(45)	—	(4)	(56)	—		(105)
Net gains (losses) on extinguishment of debt	—	—	—	(2)	2	—		—
Other net realized gains (losses)	—	1	—	5	1	—		7
Revenues of consolidated VIEs	—	71	—	—	63	—		134
Inter-segment revenues(2)	168	45	34	176	(14)	(409)		—

Total revenues	838	1,871	54	208	(127)	(409)		2,435
Losses and loss adjustment	21	29	—	—	—	—		50
Operating	124	147	46	109	5	—		431
Interest	—	132	—	57	95	—		284
Expenses of consolidated VIEs	—	59	—	—	13	—		72
Inter-segment expenses(2)	124	208	13	14	116	(475)		—

Total expenses	269	575	59	180	229	(475)		837

Income (loss) before income taxes	$569	$1,296	$(5)	$28	$(356)	$66		$1,598

Identifiable assets	$6,887	$17,264	$46	$828	$2,539	$(5,840)	(3)	$21,724

(1)—Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2)—Represents intercompany premium income and expense, intercompany asset management fees and expenses, intercompany interest income, expenses pertaining to intercompany receivables and payables and intercompany loans.

(3)—Consists of intercompany reinsurance balances, repurchase agreements, deferred taxes, and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

	Year Ended December 31, 2011
	U.S. Public	Structured Finance and
	Finance	International	Advisory		Wind-down
In millions	Insurance	Insurance	Services	Corporate	Operations	Eliminations		Consolidated
Revenues(1)	$599	$319	$26	$4	$90	$—		$1,038
Realized gains (losses) and other settlements on insured derivatives	2	(2,373)	—	—	—	—		(2,371)
Unrealized gains (losses) on insured derivatives	—	(441)	—	—	—	—		(441)
Net gains (losses) on financial instruments at fair value and foreign exchange	96	58	—	23	(276)	—		(99)
Net investment losses related to other-than-temporary impairments	—	(62)	—	(8)	(31)	—		(101)
Net gains (losses) on extinguishment of debt	—	—	—	—	24	2		26
Other net realized gains (losses)	(31)	1	—	25	4	—		(1)
Revenues of consolidated VIEs	—	361	—	—	31	—		392
Inter-segment revenues(2)	79	91	41	152	(23)	(340)		—

Total revenues	745	(2,046)	67	196	(181)	(338)		(1,557)
Losses and loss adjustment	4	(84)	—	—	—	—		(80)
Operating	52	166	58	92	3	—		371
Interest	—	133	—	58	109	—		300
Expenses of consolidated VIEs	—	70	—	—	21	—		91
Inter-segment expenses(2)	114	124	6	22	95	(361)		—

Total expenses	170	409	64	172	228	(361)		682

Income (loss) before income taxes	$575	$(2,455)	$3	$24	$(409)	$23		$(2,239)

Identifiable assets	$7,848	$19,985	$53	$829	$5,203	$(7,045)	(3)	$26,873

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

	Year Ended December 31, 2010
	U.S. Public	Structured Finance and
	Finance	International	Advisory		Wind-down
In millions	Insurance	Insurance	Services	Corporate	Operations	Eliminations		Consolidated
Revenues(1)	$601	$463	$30	$4	$113	$—		$1,211
Realized gains (losses) and other settlements on insured derivatives	1	(163)	—	—	—	—		(162)
Unrealized gains (losses) on insured derivatives	—	(607)	—	—	—	—		(607)
Net gains (losses) on financial instruments at fair value and foreign exchange	55	135	2	(28)	(76)	—		88
Net investment losses related to other-than-temporary impairments	—	(5)	—	—	(59)	—		(64)
Net gains (losses) on extinguishment of debt	—	—	—	—	35	—		35
Other net realized gains (losses)	—	29	—	—	—	—		29
Revenues of consolidated VIEs	—	246	—	—	96	22		364
Inter-segment revenues(2)	93	113	38	94	(18)	(320)		—

Total revenues	750	211	70	70	91	(298)		894
Losses and loss adjustment	73	159	—	—	—	—		232
Operating	43	149	64	89	4	—		349
Interest	—	135	—	65	125	—		325
Expenses of consolidated VIEs	—	64	—	—	19	—		83
Inter-segment expenses(2)	104	135	7	14	60	(320)		—

Total expenses	220	642	71	168	208	(320)		989

Income (loss) before income taxes	$530	$(431)	$(1)	$(98)	$(117)	$22		$(95)

Identifiable assets	$8,436	$23,980	$54	$653	$6,432	$(7,276)	(3)	$32,279

(1)—Represents	the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.
(2)—Represents	intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3)—Consists	of intercompany reinsurance balances, repurchase agreements and loans.

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
In millions	2012	2011	2010
Total premiums earned:
United States	$530	$545	$555
United Kingdom	36	37	35
Europe (excluding United Kingdom)	15	29	23
Internationally diversified	16	33	41
Central and South America	48	36	40
Asia	5	15	9
Other	11	13	11

Total	$661	$708	$714

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

The following tables provide the results of the segments within the wind-down operations for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012
	Asset /			Total Wind-
	Liability			down
In millions	Products	Conduits	Eliminations	Operations
Revenues(1)	$53	$—	$—	$53
Net gains (losses) on financial instruments at fair value and foreign exchange	(176)	—	—	(176)
Net investment losses related to other-than-temporary impairments	(56)	—	—	(56)
Net gains (losses) on extinguishment of debt	2	—	—	2
Other net realized gains (losses)	1	—	—	1
Revenues of consolidated VIEs	—	63	—	63
Inter-segment revenues(2)	(10)	(2)	(2)	(14)

Total revenues	(186)	61	(2)	(127)
Operating	5	—	—	5
Interest	95	—	—	95
Expenses of consolidated VIEs	—	13	—	13
Inter-segment expenses(2)	19	97	—	116

Total expenses	119	110	—	229

Income (loss) before income taxes	$(305)	$(49)	$(2)	$(356)

Identifiable assets	$1,877	$694	$(32)	$2,539

(1)—Represents the sum of third-party interest income, investment management services fees and other fees.

(2)—Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

	Year Ended December 31, 2011
	Asset /			Total Wind-
	Liability			down
In millions	Products	Conduits	Eliminations	Operations
Revenues(1)	$90	$—	$—	$90
Net gains (losses) on financial instruments at fair value and foreign exchange	(276)	—	—	(276)
Net investment losses related to other-than-temporary impairments	(31)	—	—	(31)
Net gains (losses) on extinguishment of debt	24	—	—	24
Other net realized gains (losses)	4	—	—	4
Revenues of consolidated VIEs	11	20	—	31
Inter-segment revenues(2)	(19)	(4)	—	(23)

Total revenues	(197)	16	—	(181)
Operating	3	—	—	3
Interest	109	—	—	109
Expenses of consolidated VIEs	2	19	—	21
Inter-segment expenses(2)	29	66	—	95

Total expenses	143	85	—	228

Income (loss) before income taxes	$(340)	$(69)	$—	$(409)

Identifiable assets	$3,752	$1,531	$(80)	$5,203

(1)—Represents the sum of third-party interest income, investment management services fees and other fees.

(2)—Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Year Ended December 31, 2010
	Asset /			Total Wind-
	Liability			down
In millions	Products	Conduits	Eliminations	Operations
Revenues(1)	$109	$4	$—	$113
Net gains (losses) on financial instruments at fair value and foreign exchange	(76)	—	—	(76)
Net investment losses related to other-than-temporary impairments	(59)	—	—	(59)
Net gains (losses) on extinguishment of debt	35	—	—	35
Revenues of consolidated VIEs	44	52	—	96
Inter-segment revenues(2)	(13)	(4)	(1)	(18)

Total revenues	40	52	(1)	91
Operating	5	(1)	—	4
Interest	125	—	—	125
Expenses of consolidated VIEs	—	19	—	19
Inter-segment expenses(2)	58	3	(1)	60

Total expenses	188	21	(1)	208

Income (loss) before income taxes	$(148)	$31	$—	$(117)

Identifiable assets	$5,125	$1,565	$(258)	$6,432

(1)—Represents the sum of third-party interest income, investment management services fees and other fees.

(2)—Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force

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

As of December 31, 2012, insurance in force, which represents principal and interest or other amounts owing on insured obligations, had an expected maturity range of 1 to 45 years. The distribution of MBIA Corp.’s and National’s combined insurance in force by geographic location, excluding $3.4 billion and $4.4 billion relating to transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies as of December 31, 2012 and 2011, respectively, is presented in the following table:

	As of December 31,
In billions	2012		2011
		% of		% of
	Insurance	Insurance	Insurance	Insurance
Geographic Location	in Force	in Force	in Force	in Force
California	$104.7	15.4%	$125.0	14.9%
New York	48.7	7.2%	62.3	7.4%
Florida	36.8	5.4%	47.9	5.7%
Texas	33.9	5.0%	41.7	5.0%
Illinois	33.3	4.9%	41.2	4.9%
New Jersey	24.1	3.6%	30.3	3.6%
Michigan	17.6	2.6%	21.1	2.5%
Washington	15.9	2.3%	22.8	2.7%
Pennsylvania	14.5	2.1%	18.5	2.2%
Colorado	11.1	1.6%	13.5	1.6%

Subtotal	340.6	50.1%	424.3	50.5%
Nationally diversified	80.0	11.8%	102.4	12.2%
Other states	183.7	27.1%	225.8	26.9%

Total United States	604.3	89.0%	752.5	89.6%

Internationally diversified	18.9	2.8%	28.9	3.4%
Country specific	55.9	8.2%	58.7	7.0%

Total non-United States	74.8	11.0%	87.6	10.4%

Total	$679.1	100.0%	$840.1	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

The insurance in force by type of bond, excluding transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies, is presented in the following table:

	As of December 31,
In billions	2012		2011
		% of		% of
	Insurance	Insurance	Insurance	Insurance
Bond type	in Force	in Force	in Force	in Force
Global public finance—United States:
General obligation	$187.5	27.6%	$234.3	27.9%
General obligation—lease	41.7	6.1%	51.7	6.2%
Municipal utilities	97.1	14.3%	117.0	13.9%
Tax-backed	71.9	10.6%	86.3	10.3%
Transportation	52.1	7.7%	68.3	8.1%
Higher education	30.3	4.5%	36.9	4.4%
Health care	12.1	1.8%	16.9	2.0%
Military housing	19.0	2.8%	19.4	2.3%
Investor-owned utilities (1)	8.7	1.3%	11.5	1.4%
Municipal housing	7.2	1.0%	9.4	1.1%
Student loans	0.7	0.1%	2.1	0.3%
Other (2)	2.6	0.4%	2.8	0.3%

Total United States	530.9	78.2%	656.6	78.2%

Global public finance—non-United States:
International utilities	16.2	2.4%	16.2	1.9%
Sovereign-related and sub-sovereign (3)	18.4	2.7%	18.6	2.2%
Transportation	14.2	2.1%	15.0	1.8%
Local governments (4)	0.5	0.1%	0.5	0.1%
Health care	0.1	0.0%	0.1	0.0%
Tax-backed	0.2	0.0%	0.2	0.0%

Total non-United States	49.6	7.3%	50.6	6.0%

Total global public finance	580.5	85.5%	707.2	84.2%

Global structured finance:
Collateralized debt obligations (5)	57.6	8.5%	78.7	9.4%
Mortgage-backed residential	17.1	2.5%	21.1	2.5%
Mortgage-backed commercial	3.8	0.6%	4.4	0.5%
Consumer asset-backed:
Auto loans	—	0.0%	0.7	0.1%
Student loans	1.2	0.2%	1.7	0.2%
Manufactured housing	2.0	0.3%	2.2	0.3%
Other consumer asset-backed	0.1	0.0%	0.2	0.0%
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	2.5	0.4%	3.2	0.4%
Secured airline equipment securitization	2.4	0.3%	3.2	0.3%
Other operating assets	0.5	0.1%	0.7	0.1%
Structured insurance securitizations	6.1	0.9%	7.5	0.9%
Franchise assets	0.9	0.1%	1.3	0.2%
Intellectual Property	—	0.0%	1.9	0.2%
Future flow	0.2	0.0%	0.4	0.0%
Other corporate asset-backed	4.2	0.6%	5.7	0.7%

Total global structured finance	98.6	14.5%	132.9	15.8%

Total	$679.1	100.0%	$840.1	100.0%

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

The insurance operations have entered into certain guarantees of derivative contracts, included in the preceding tables, which are accounted for as derivative instruments. MBIA generally guarantees the timely payment of principal and interest related to these derivatives upon the occurrence of a credit event with respect to a referenced obligation. The maximum amount of future payments that MBIA may be required to make under these guarantees is $51.9 billion. MBIA’s guarantees of derivative contracts have a legal maximum maturity range of 1 to 70 years. A small number of insured credit derivative contracts have long-dated maturities, which comprise the longest maturity dates of the underlying collateral. However, the expected maturities of such contracts are much shorter due to amortizations and prepayments in the underlying collateral pools. The fair values of these guarantees as of December 31, 2012 and 2011 are recorded on the consolidated balance sheets as derivative liabilities, representing gross losses, of $2.9 billion and $4.8 billion, respectively.

Investment agreement contracts and MTNs issued by the Company’s asset/liability products segment are insured by MBIA Corp. and are not included in the previous tables. If MBIA Inc. or these subsidiaries were to have insufficient assets to pay amounts due, MBIA Corp. would make such payments under its insurance policies. As of December 31, 2012, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees is $3.4 billion. These guarantees, which have a maximum maturity range of 1 to 33 years, were entered into on an arm’s length basis. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.

Reinsured Exposure

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. As of December 31, 2012, the use of reinsurance was immaterial to the insurance operations business and the Company expects that it will continue to be immaterial in the future.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2012, the total amount available under these letters of credit and trust arrangements was $8 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

The aggregate amount of insurance in force ceded by MBIA to reinsurers was $6.0 billion and $7.5 billion as of December 31, 2012 and 2011, respectively. For Financial Guaranty Insurance Company (“FGIC”) policies assigned to National from MBIA, National maintains the right to receive third-party reinsurance totaling $4.4 billion and $9.1 billion of insured par outstanding as of December 31, 2012 and 2011, respectively. The aggregate amount of insurance in force for FGIC policies is $7.8 billion and $16.1 billion as of December 31, 2012 and 2011, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

As of December 31, 2012, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $3.4 billion compared with $4.3 billion as of December 31, 2011. The following table presents information about the Company’s reinsurance agreements as of December 31, 2012 for its U.S. public finance and structured finance and international insurance operations.

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable (1)
Assured Guaranty Corp.	AA- (Stable Outlook)	Aa3 (Ratings Under Review)	$2,437	$—	$14
Assured Guaranty Re Ltd.	AA- (Stable Outlook)	A1 (Ratings Under Review)	506	5	—
Overseas Private Investment Corporation	AA+ (Negative Outlook)	Aaa (Negative Outlook)	353	—	—
Export Development Canada	AAA (Stable Outlook)	Aaa (Stable Outlook)	59	1	—
Others	A+ or above	A2 or above	65	2	—

Total			$3,420	$8	$14

(1)—Total reinsurance recoverable of $14 million comprised recoverables on paid and unpaid losses of $1 million and $13 million, respectively.

Since December 2007 through December 31, 2012, several of the Company’s financial guarantee reinsurers, including Assured Guaranty Corp., Assured Guaranty Re Ltd., and Old Republic Insurance Co. have had their credit ratings either downgraded or put on negative watch by one or more of the major rating agencies. Subsequent to December 31, 2012, Moody’s downgraded the credit ratings of Assured Guaranty Corp. to A3 (Stable Outlook) and Assured Guaranty Re Ltd. to Baa1 (Stable Outlook). Although there was no material impact on the Company for any of these rating agency actions relating to these reinsurers, a further deterioration in the financial condition of one or more of these reinsurers could require the establishment of reserves against any receivables due from the reinsurers.

Premium Summary

The components of financial guarantee net premiums earned, including premiums assumed from and ceded to other companies, are presented in the following table:

	Years ended December 31,
In millions	2012	2011	2010
Net premiums earned:
Direct	$489	$505	$516
Assumed	130	112	106

Gross	619	617	622
Ceded	(14)	(12)	(28)

Net	$605	$605	$594

For the years ended December 31, 2012, 2011 and 2010, recoveries received on claims for financial guarantee policies under reinsurance contracts totaled $4 million, $10 million and $21 million, respectively. Ceding commissions from reinsurance, before deferrals and net of returned ceding commissions, were revenue of $3 million, $3 million and $7 million for the years ended December 31, 2012, 2011, and 2010, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Insurance Regulations and Dividends

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

In 2012, MBIA Corp. did not declare or pay any dividends to MBIA Inc. or the holders of its preferred stock. MBIA Corp. is currently unable to pay dividends, including those related to its preferred stock, as a result of its earned surplus deficit as of December 31, 2012 and is not expected to have any statutory capacity to pay any dividends in the near term. In connection with MBIA Corp. obtaining approval from the NYSDFS to release excessive contingency reserves as of September 30, 2011, December 31, 2011 and March 31, 2012, as described below, MBIA Corp. agreed that it would not pay any dividends without prior approval from the NYSDFS.

Effective January 1, 2010, National was granted a permitted practice by the NYSDFS to reset its unassigned surplus to zero. Previously, National had an unassigned surplus deficit principally as a result of the 2009 reinsurance transaction between MBIA Corp. and National. The reset provides National with dividend capacity of $200 million and $142 million as of December 31, 2012 and 2011, respectively. National did not declare or pay any dividends during 2012 or 2011. In October 2010, the plaintiffs in the Transformation litigation initiated a court proceeding challenging the approval of the surplus reset. Refer to “Note 20: Commitments and Contingencies” for further information on the Transformation litigation. In connection with this court proceeding, the Company has agreed that National will not pay dividends during the current adjournment of the proceeding (i.e., through April 19, 2013). In addition, in connection with the approval of a release of excessive contingency reserves as of December 31, 2011 for MBIA Insurance Corporation, as described above, the Company has agreed that National will not pay dividends without the prior approval of the NYSDFS prior to July 19, 2013.

As a result of the establishment of National and the reinsurance of the MBIA Corp. and FGIC portfolios by National, National and MBIA Corp. exceeded as of the closing date certain single and aggregate risk limits under the NYIL. These insurers obtained waivers from the NYSDFS of such limits. In connection with the waivers, they submitted a plan to the NYSDFS to achieve compliance with the applicable regulatory limits. Under the plans, they agreed not to write new financial guarantee insurance for certain issuers, and in MBIA Corp.’s case, in certain categories of business, until they were in compliance with their single risk limits and agreed to take commercially reasonable steps, including considering reinsurance, the addition of capital and other risk mitigation strategies, in order to comply with the regulatory single and aggregate risk limits. As a condition to granting the waiver, the NYSDFS required that, in addition to complying with these plans, upon written notice from the NYSDFS, MBIA Corp. and National, as applicable, would cease writing new financial guarantee insurance if it were not in compliance with the risk limitation requirements by December 31, 2009. As of December 31, 2012 and 2011, National was not in compliance with its single risk limits requirements but was in compliance with its aggregate risk limits. To date, no such notice has been received from the NYSDFS.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Insurance Regulations and Dividends (continued)

As of December 31, 2012, MBIA Insurance Corporation exceeded its aggregate risk limits under the NYIL by $56 million. MBIA Insurance Corporation notified the NYSDFS of the overage and submitted a plan to achieve compliance with the limits in accordance with the NYIL. If MBIA Insurance Corporation is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations. During 2011, MBIA Insurance Corporation was in compliance with its aggregate risk limits. In 2012 and 2011, MBIA Corp. reported additional overages to the NYSDFS with respect to its single risk limits due to changes in its statutory capital.

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

As of December 31, 2012, MBIA Insurance Corporation had a deficit of $140 million of qualifying assets required to support its contingency reserves. The deficit was caused by the failure of certain mortgage originators, particularly Bank of America, to honor their contractual obligations to repurchase ineligible mortgage loans from securitizations the Company insured thus requiring MBIA Insurance Corporation to sell liquid assets in order to make claim payments. Absent a resolution of the disputes with these parties, the deficit is expected to grow as additional commutation and claim payments are made in the future. The Company has reported the deficit to the NYSDFS as of September 30, 2012 and December 31, 2012. MBIA Insurance Corporation has requested approval from the NYSDFS to release $140 million of contingency reserves as of December 31, 2012, but to date has not received approval.

Results of operations for MBIA Corp. determined in accordance with statutory accounting practices for the years ended December 31, 2012 and 2011 were net losses of $843 million and $477 million, respectively. As of December 31, 2012, MBIA Corp.’s statutory capital was $1.5 billion, consisting of policyholders’ surplus of $965 million and contingency reserve of $493 million. As of December 31, 2011, MBIA Corp. had statutory capital of $2.3 billion.

For the years ended December 31, 2012 and 2011, National had statutory net income of $416 million and $478 million, respectively. As of December 31, 2012, National’s statutory capital was $3.2 billion, consisting of policyholders’ surplus of $2.0 billion and contingency reserves of $1.2 billion. As of December 31, 2011, National had statutory capital of $2.8 billion.

Note 15: Pension and Profit Sharing Plans

The Company maintains a qualified non-contributory defined contribution pension plan to which the Company contributes 10% of each eligible employee’s annual compensation. Annual compensation for determining such contributions consists of base salary, bonus and commissions, as applicable. Pension benefits vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. The Company funds the annual pension contribution by the following February of each applicable year. Pension expense related to the Company’s qualified pension plan for the years ended December 31, 2012, 2011 and 2010 was $7 million, $6 million, and $7 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Pension and Profit Sharing Plans (continued)

The Company also maintains a qualified profit sharing/401(k) plan. The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute, through payroll deductions, up to 25% of eligible compensation. The Company matches employee contributions up to the first 5% of such compensation. The 401(k) matching contributions are made in the form of cash, whereby participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. Participants who qualify for distribution may receive a single lump sum, transfer the assets to another qualified plan or individual retirement account, or receive a series of specified installment payments. Profit sharing/401(k) expense related to the Company’s qualified plan for the years ended December 31, 2012, 2011 and 2010 was $3 million, $4 million, and $3 million, respectively.

In addition to the above two plans, the Company maintains a non-qualified deferred compensation plan. Contributions to the above qualified plans that exceed limitations established by federal regulations are then contributed to the non-qualified deferred compensation plan. The non-qualified pension expense for the years ended December 31, 2012, 2011 and 2010 was $2 million, $2 million, and $3 million, respectively. The non-qualified profit sharing/401(k) expense for each of the years ended December 31, 2012, 2011 and 2010 was $1 million for each applicable year.

The Company maintains voluntary retirement benefits, which provide certain benefits to eligible employees of the Company upon retirement. A description of these benefits is included in the Company’s proxy statement.

Note 16: Long-term Incentive Plans

Plan Description

The Company maintains the MBIA Inc. 2005 Omnibus Incentive Plan, as amended on May 7, 2009 (the “Omnibus Plan”). Under the Omnibus Plan a maximum of 10,000,000 shares of the Company’s common stock can be used for any type of award including stock options, performance shares, performance units, restricted stock, restricted stock units and dividend equivalents. On May 1, 2012, the Company’s shareholders approved an increase in the total number of shares of common stock reserved and available for issuance under the Omnibus Plan from 10,000,000 shares to 14,000,000. Any shares issued under the Omnibus Plan in connection with stock options shall be counted against this limit as one share covered by such option. For all awards other than stock options, any shares issued shall be counted against this limit as 1.28 shares for every share issued after the May 1, 2012 amendment and two shares for every share issued prior to the May 1, 2012 amendment.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Long-term Incentive Plans (continued)

In 2012, no options were granted and 461,805 options were canceled or expired. In 2012, 2,689,542 restricted shares were granted, no restricted share units were granted, 180,665 restricted shares were forfeited and no restricted share units were canceled. There were 10,131,530 shares available for future grants under the Omnibus Plan as of December 31, 2012.

The Board of Directors of the Company approved restricted share grants for certain key employees in December 2012. The vesting schedules of these grants are linked to the Company’s market value performance. For further information regarding performance based awards, please refer to the “Performance Based Awards” section of this note.

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

The Company maintains voluntary retirement benefits as discussed in “Note 15: Pension and Profit Sharing Plans.” One of the components of the retirement program for those employees that are retirement eligible is to continue to vest all performance-based stock options and restricted share awards beyond the retirement date in accordance with the original vesting terms and to immediately vest all outstanding time-based stock options and restricted share grants. The accounting guidance for share-based payment requires compensation costs for those employees to be recognized from the date of grant through the retirement eligible date, unless there is a risk of forfeiture, in which case the compensation cost is recognized in accordance with the original vesting schedule. Accelerated expense, if any, relating to this retirement benefit for both stock option awards and restricted stock awards has been included in the compensation expense amounts.

Restricted Stock

The fair value of the restricted shares awarded, determined on the grant date, was $21 million and $2 million, and the fair value of the restricted shares canceled was $2 million and $1 million for 2012 and 2011, respectively. Restricted shares have been recorded as unearned compensation, which is a component of paid-in capital within shareholders’ equity on the Company’s consolidated balance sheets and have been included in “Share-based compensation” on the Company’s consolidated statements of changes in shareholders’ equity. The amount of unearned compensation, net of estimated forfeitures, was $20 million as of December 31, 2012, which is expected to be recognized as expense over a weighted average period of 2.5 years. Unearned compensation is amortized to expense over the appropriate three-to five-year vesting period (except for a minor portion granted to members of the MBIA Inc. Board of Directors which is amortized over a ten-year period).

Compensation expense related to the restricted shares, net of estimated forfeitures, was $11 million, $9 million and $6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The tax benefit related to the restricted share awards during 2012, 2011 and 2010 was $1 million, $2 million and $2 million, respectively. In addition, during 2011 and 2010 there was a tax charge of $1 million, respectively, for each of the years in paid-in capital related to the restricted shares that vested at a lower market value in comparison to the market value on the date of grant.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Long-term Incentive Plans (continued)

A summary of the Company’s restricted shares outstanding as of December 31, 2012, 2011 and 2010, and changes during the years ended on those dates, is presented in the following table:

	Restricted Share Activity
	2012	2011	2010
Outstanding at beginning of year	4,881,782	5,013,890	5,169,193
Granted	2,689,542	235,050	805,776
Vested	(70,549)	(308,692)	(48,009)
Forfeited	(180,665)	(58,466)	(913,070)

Outstanding at end of year	7,320,110	4,881,782	5,013,890

The following table presents the total number of restricted share awards granted during the last three years. The proxy officers are disclosed in the Company’s proxy statement.

	Number of Restricted Shares Granted
	2012	2011	2010
Proxy officers	2,097,752	—	600,000
Other	591,790	235,050	205,776

Total	2,689,542	235,050	805,776

Stock Options

The Company determines the fair value for stock option awards at the date of grant and is estimated using the Black-Scholes option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable and contain both service and some performance conditions. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. During 2012 and 2011, no stock option awards were granted. The number of significant options granted and the assumptions used for valuing such option grants during 2010 are shown in the following table:

March
2010
Number of options granted	1,100,000
Exercise price	$5.05
Dividend yield	0.000%
Expected volatility	0.9938
Risk-free interest rate	2.585%
Expected option term (in years)	5.00

Employee stock option compensation expense, net of estimated forfeitures, for the years ended December 31, 2012, 2011, and 2010 totaled $3 million, $4 million and $2 million, respectively. During 2012, 2011, and 2010 there were no stock option awards exercised. During 2012, 2011, and 2010, the Company wrote off a deferred tax asset of $6 million, $3 million and $2 million, respectively, related to the cancellation of fully vested stock option awards as a charge to paid-in capital. As of December 31, 2012, there was $2 million of total unrecognized compensation cost related to non-vested stock options. This amount is expected to be recognized as expense over a weighted average period of 1.4 years.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Long-term Incentive Plans (continued)

During the years ended December 31, 2012 and 2011, no stock option awards were granted. The following table presents the total number of options granted during 2010. The proxy officers are disclosed in the Company’s proxy statement.

Number of Options Granted in 2010
Proxy officers	600,000
Other senior officers	—

Senior officers	600,000
Other	500,000

Total	1,100,000

A summary of the Company’s stock options outstanding as of December 31, 2012, 2011 and 2010, and changes during the years ended on those dates, is presented in the following tables:

	2012		2011		2010
Options	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of year	6,425,073	$21.3330	6,650,947	$22.1713	7,044,820	$25.3110
Granted	—	—	—	—	1,100,000	5.0500
Expired or canceled	(461,805)	50.8330	(225,874)	46.0164	(1,493,873)	24.3703

Outstanding at end of year	5,963,268	$19.0485	6,425,073	$21.3330	6,650,947	$22.1713

Exercisable at end of year	1,751,173	$45.0174	2,211,878	$46.1478	2,050,252	$53.1172
Weighted average fair value per share of options granted during the year		$—		$—		$3.79

The following table summarizes information about outstanding stock options as of December 31, 2012:

	Stock Options Outstanding				Stock Options Exercisable
Range of Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
$4.02-$12.50	4,550,000	3.03	$7.8101	$9	350,000	3.12	$4.0200	$1
$36.69-$55.60	409,707	0.31	39.7103	—	401,612	0.32	39.5601	—
$57.10-$70.86	1,003,561	1.61	61.5665	—	999,561	1.62	61.5654	—

Total	5,963,268	2.60	$19.0485	$9	1,751,173	1.62	$45.0174	$1

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Long-term Incentive Plans (continued)

Performance Based Awards

During 2012, the Company granted 2 million restricted shares to certain key employees which have a vesting schedule dependent on the achievement of certain stock price targets of the Company. The grant and corresponding compensation expense has been included in the above restricted stock disclosure. As permitted by the accounting guidance for share-based payments, the Company estimates the fair value of awards that contain only market performance conditions at the date of grant using a binomial lattice model with a Monte Carlo simulation. The binomial lattice model can better incorporate assumptions about a stock price path because the model can accommodate a large number of potential stock prices over the award’s term in comparison to the Black-Scholes model.

During 2010, the Board of Managers of Cutwater established the Cutwater Asset Management Equity Participation Plan (“the Plan”). The purpose of the Plan is to promote the interests of Cutwater and its equity security holders and is designed to provide compensation tied to the value of Cutwater by the grant of equity participation units. Each unit represents the contractual right to receive cash payments based on the value of Cutwater. These grants have a restriction period lasting five years, after which time the awards fully vest providing the participant is continuously employed by Cutwater or one of its affiliates during that period. The maximum number of units available for grant under the Plan is 350,000. During 2012, no new units were granted and 12,534 were canceled. As of December 31, 2012, 231,646 units were outstanding and 118,354 units were available for future grants under the Plan. In accordance with the accounting guidance for awards that include a cash-based settlement feature, the Plan is classified as a liability award. The original value of the award was determined on the date of grant and remeasured at each balance sheet date. A liability is accrued over the vesting period of the Plan and reflects the present value of the award as of each balance sheet date. Any change is reflected in earnings. Compensation cost related to the Plan for the years ended December 31, 2012 and 2011 was a benefit of $3 million and $2 million, respectively. The benefits were due to declines in the present value of the award. Compensation cost related to the Plan for the year ended December 31, 2010 was $5 million.

Deferred Cash Awards

During 2011 and 2010, the Company granted deferred cash-based long-term incentive awards. These grants have a vesting period of either three or five years, after which time the award fully vests. Payment is generally contingent on the employee’s continuous employment with the Company through the payment date. The deferred cash awards are granted to employees from the vice-president level up. There were no deferred cash-based long-term incentive awards granted in 2012. Compensation expense related to the deferred cash awards was $3 million, $9 million and $7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 17: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the years ended December 31, 2012, 2011 and 2010, there were 3,402,805, 3,797,548, and 4,526,442, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Earnings Per Share (continued)

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
$ in millions except share and per share amounts	2012	2011	2010
Net income (loss)	$1,234	$(1,319)	$53
Basic weighted average shares (1)	193,842,435	197,019,968	202,421,433
Effect of common stock equivalents:
Stock options	1,062,395	—	599,701

Diluted weighted average shares	194,904,830	197,019,968	203,021,134

Net income (loss) per common share:
Basic	$6.36	$(6.69)	$0.26

Diluted	$6.33	$(6.69)	$0.26

(1)—Includes	5,514,523, 5,080,742 and 5,325,428 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 18: Common and Preferred Stock

Common Stock

Stock Warrants

The Company granted Warburg Pincus warrants to purchase 11.5 million shares of MBIA common stock at an exercise price of $30.25 per share, “B” warrants, which, upon obtaining certain approvals, will become exercisable to purchase 9.8 million shares at a price of $30.25 per share, and “B2” warrants to purchase 4 million shares at a price of $16.20 per share. Warrants granted to Warburg Pincus are recorded as liabilities and reported within “Other liabilities” on the consolidated balance sheets due to terms and conditions in the agreements that could require net cash settlement. As of December 31, 2012 and 2011, the fair value of the warrants was $6 million and $38 million, respectively.

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

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. As of December 31, 2012, the Company repurchased 56.7 million shares of MBIA Inc. under the share repurchase program at a cost of $977 million and an average price of $17.24 per share, and $23 million remained available under the program. During 2012, MBIA did not repurchase any additional shares.

During 2012 and 2011, 8,784 and 102,578 shares, respectively, were purchased by the Company for settling awards under the Company’s long-term incentive plans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Common and Preferred Stock (continued)

Preferred Stock

As of December 31, 2012, MBIA Insurance Corporation had 2,759 shares of preferred stock issued and outstanding with a carrying value of $28 million. As of December 31, 2012, MBIA Inc. had repurchased 1,444 shares of the outstanding preferred stock of MBIA Insurance Corporation at a weighted average purchase price of $10,900 per share or 10.9% of face value. During 2012, MBIA Inc. did not repurchase any additional shares. As of December 31, 2012, on a consolidated basis, 1,315 preferred shares of MBIA Insurance Corporation remained outstanding to unaffiliated investors with a carrying value of $12 million.

In accordance with MBIA’s fixed-rate election, the dividend rate on the preferred stock was determined using a fixed-rate equivalent of LIBOR plus 200 basis points. Each share of preferred stock has a par value of $1,000 with a liquidation preference of $100,000. The holders of the preferred stock are not entitled to any voting rights as shareholders of MBIA Corp. and their consent is not required for taking any corporate action. Subject to certain requirements, the preferred stock may be redeemed, in whole or in part, at the option of MBIA Corp. at any time or from time to time for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon at the date of redemption for the then current dividend period and any previously accumulated dividends payable without interest on such unpaid dividends. As of December 31, 2012 and 2011, there were no dividends declared on the preferred stock. Payment of dividends on MBIA Corp.’s preferred stock is subject to the same restrictions that apply to dividends on common stock under NYIL. The terms of the preferred stock provide that if MBIA Corp. fails to pay dividends in full on the preferred stock for 18 consecutive months, the authorized number of members of the MBIA Corp. Board of Directors will automatically be increased by two and the holders of the preferred stock will be entitled to fill the vacancies so created at a special meeting of the preferred shareholders of MBIA Corp. Due to its nonpayment of dividends on the preferred stock for 18 consecutive months, MBIA Corp. held a meeting of preferred stockholders on August 12, 2011 to elect the two new directors. The meeting was adjourned because a quorum was not present.

Note 19: Related Party Transactions

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

Note 19: Related Party Transactions (continued)

•

Other parties that can significantly influence the management or policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to the extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Since 1989, MBIA Corp. has executed five surety bonds to guarantee the payment obligations of the members of the Municipal Bond Insurance Association (the “Association”), a voluntary unincorporated association of insurers writing municipal bond and note insurance as agents for the member insurance companies that had their S&P claims-paying rating downgraded from AAA on their previously issued Association policies. In the event that the Association does not meet their policy payment obligations, MBIA Corp. will pay the required amounts directly to the paying agent. The aggregate outstanding exposure on these surety bonds as of December 31, 2012 was $340 million.

MBIA, through its subsidiaries, is responsible for providing investment advisory and certain related administrative services to the MBIA Capital/Claymore Managed Duration Investment Grade Municipal Fund (“the Fund”). MBIA earned investment management, accounting, administration and service fees related to the Fund, net of underwriting fees paid to a third party, and are included in “Fees and reimbursements” in the Company’s consolidated statements of operations. These amounts were not significant for the years ended December 31, 2012, 2011 and 2010.

The Company had no loans outstanding to any executive officers or directors during 2012 and 2011.

Note 20: Commitments and Contingencies

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

Recovery Litigation

On September 30, 2008, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). An amended complaint, adding Bank of America as successor to Countrywide’s liabilities, and Countrywide Home Loans Servicing LP as defendants was filed on August 24, 2009. The amended complaint alleges that Countrywide fraudulently induced MBIA to provide financial guarantee insurance on securitizations of HELOCs and closed-end second-liens by misrepresenting the true risk profile of the underlying collateral and Countrywide’s adherence to its strict underwriting standards and guidelines. The complaint also alleges that Countrywide breached its representations and warranties and its contractual obligations, including its obligation to cure or repurchase ineligible loans as well as its obligation to service the loans in accordance with industry standards. On September 19, 2012, MBIA and Countrywide filed respective motions for summary judgment regarding Countrywide’s primary liability and argument was heard on December 12 and 13, 2012. On September 28, 2012, MBIA and Bank of America filed motions for summary judgment regarding Bank of America’s successor liability and argument was heard on January 9 and 10, 2013. Oral argument with respect to the trial court’s partial summary judgment decision regarding proof of causation is scheduled for March 12, 2013 before the Appellate Division, First Department.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Commitments and Contingencies (continued)

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

On October 15, 2008, MBIA Corp. commenced an action in the United States District Court for the Southern District of New York against RFC. On December 5, 2008, a notice of voluntary dismissal without prejudice was filed in the Southern District of New York and the complaint was re-filed in the Supreme Court of the State of New York, New York County. The complaint alleges that RFC fraudulently induced MBIA Corp. to provide financial guarantee policies with respect to five RFC closed-end second-lien and HELOC securitizations, and that RFC breached its contractual representations and warranties, as well as its obligation to repurchase ineligible loans, among other claims. The case is currently stayed as a result of the Chapter 11 filing of ResCap on May 14, 2012 in the United States Bankruptcy Court for the Southern District of New York.

On April 1, 2010, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against GMAC. The complaint alleges fraud and negligent misrepresentation on the part of GMAC in connection with the procurement of financial guarantee insurance on three RMBS transactions, breach of GMAC’s representations and warranties and its contractual obligation to cure or repurchase ineligible loans and breach of the implied duty of good faith and fair dealing. The case is currently stayed as a result of the Chapter 11 filing of ResCap on May 14, 2012 in the United States Bankruptcy Court for the Southern District of New York.

On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc. (collectively, “Credit Suisse”). The complaint seeks damages for fraud and breach of contractual obligations in connection with the procurement of financial guarantee insurance on the Home Equity Mortgage Trust Series 2007-2 securitization. On January 30, 2013, MBIA Corp. filed an amended complaint. The amended complaint alleges, among other claims, that Credit Suisse falsely represented: (i) the attributes of the securitized loans; (ii) that the loans complied with the governing underwriting guidelines; and (iii) that Credit Suisse had conducted extensive due diligence on and quality control reviews of the securitized loans to ensure compliance with the underwriting guidelines. The complaint further alleges that the defendants breached their contractual obligations to cure or repurchase loans found to be in breach of the representations and warranties applicable thereto and denied MBIA the requisite access to all records and documents regarding the securitized loans. Defendants’ response to the complaint is due March 8, 2013.

On September 14, 2012, MBIA Insurance Corp. filed a complaint alleging fraud against J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc.) relating to Bear, Stearns & Co. Inc.’s role as lead securities underwriter on the GMAC Mortgage Corporation Home Equity Loan Trust 2006-HE4. On November 26, 2012, the defendant filed its answer.

On September 17, 2012, MBIA Insurance Corp. filed a complaint in Minnesota state court for aiding and abetting fraud and breach of contract against certain Ally Bank companies relating to seven MBIA-insured mortgage-backed securitizations sponsored by RFC and GMAC during 2006-2007. The defendants removed to the United States District Court for the District of Minnesota on October 5, 2012, and filed a notice of motion to dismiss on October 12, 2012. A hearing on the defendants’ motion to dismiss is scheduled for April 25, 2013.

On January 11, 2013, MBIA Insurance Corporation commenced a lawsuit in the United States District Court for the Southern District of New York against Flagstar ABS, LLC, Flagstar Bank, FSB, and Flagstar Capital Markets Corporation (collectively, “Flagstar”), alleging breach of contract in connection with the Flagstar 2006-1 and 2007-1 second-lien RMBS transactions (the “Flagstar Transactions”).

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Commitments and Contingencies (continued)

Specifically, the complaint alleges that Flagstar breached the repurchase protocol and breached various representations and warranties relating to the nature of the loans included in the securitizations and contained within the insurance agreements entered into in connection with the Flagstar Transactions. The defendants’ response to the complaint is due February 28, 2013.

On October 14, 2008, June 17, 2009 and August 25, 2009, MBIA Corp. submitted proofs of claim to the Federal Deposit Insurance Corporation (“FDIC”) with respect to the resolution of IndyMac Bank, F.S.B. for both pre-and post-receivership amounts owed to MBIA Corp. as a result of IndyMac’s contractual breaches and fraud in connection with financial guarantee insurance issued by MBIA Corp. on securitizations of HELOCs. The proofs of claim were subsequently denied by the FDIC. MBIA Corp. has appealed the FDIC’s denial of its proofs of claim via a complaint, filed on May 29, 2009, against IndyMac Bank, F.S.B. and the FDIC, as receiver, in the United States District Court for the District of Columbia and alleges that IndyMac fraudulently induced MBIA Corp. to provide financial guarantee insurance on securitizations of HELOCs by breaching contractual representations and warranties as well as negligently and fraudulently misrepresenting the nature of the loans in the securitization pools and IndyMac’s adherence to its strict underwriting standards and guidelines. On October 6, 2011, the court issued a ruling granting the FDIC’s motion to dismiss, which MBIA Corp. appealed. Oral argument was heard on November 14, 2012 and a decision is pending.

On September 22, 2009, MBIA Corp. commenced an action in Los Angeles Superior Court against IndyMac ABS, Inc., Home Equity Mortgage Loan Asset-Backed Trust, Series 2006-H4, Home Equity Mortgage Loans Asset-Backed Trust, Series INDS 2007-I, Home Equity Mortgage Loan Asset-Backed Trust, Series INDS 2007-2, Credit Suisse Securities (USA), L.L.C., UBS Securities, LLC, JPMorgan Chase & Co., Michael Perry, Scott Keys, Jill Jacobson, and Kevin Callan. The Complaint alleges that IndyMac Bank made numerous misrepresentations and omissions of material fact in connection with its sale of certain RMBS, including that the underlying collateral consisting of mortgage loans had been originated in strict compliance with its underwriting standards and guidelines. MBIA Corp. commenced this action as subrogee of the purchasers of the RMBS, who incurred severe losses that have been passed on to MBIA Corp. as the insurer of the income streams on these securities. On October 19, 2009, MBIA Corp. dismissed IndyMac ABS, Inc. from the action without prejudice. On October 23, 2009, the defendants removed the case to the United States District Court for the Central District of California. On November 30, 2009, the IndyMac trusts were consensually dismissed from the litigation. On August 3, 2010, the court denied defendants’ Motion for Judgment on the Pleadings in its entirety. Effective January 30, 2012, the case has been reassigned to Judge Kenneth Freeman.

Transformation Litigation

On May 13, 2009, a complaint was filed in the New York State Supreme Court against MBIA, MBIA Corp. and National, entitled ABN AMRO Bank N.V. et al. v. MBIA Inc. et al. The plaintiffs, a group of domestic and international financial institutions, purport to be acting as holders of insurance policies issued by MBIA Corp. directly or indirectly guaranteeing the repayment of structured finance products. The complaint alleges that certain of the terms of the transactions entered into by MBIA, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances and a breach of the implied covenant of good faith and fair dealing under New York law. The complaint seeks a judgment (a) ordering the defendants to unwind the transactions, (b) declaring that the transactions constituted a fraudulent conveyance, (c) declaring that MBIA and National are jointly and severally liable for the insurance policies issued by MBIA Corp., and (d) ordering damages in an unspecified amount. On February 17, 2010, the court denied the defendants’ motion to dismiss. Sixteen of the original eighteen plaintiffs have dismissed their claims, several of which dismissals were related to the commutation of certain of their MBIA-insured exposures.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Commitments and Contingencies (continued)

The petition seeks a judgment (a) declaring void and to annul the approval letter of the Superintendent of the Department of Insurance, (b) to recover dividends paid in connection with the Transactions, and (c) declaring that the approval letter does not extinguish plaintiffs’ direct claims against MBIA in the plenary action described above. MBIA and the New York State Insurance Department filed their answering papers to the Article 78 Petition on November 24, 2009 and argued that based on the record and facts, approval of Transformation and its constituent transactions was neither arbitrary nor capricious nor in violation of NYIL. The Article 78 hearing concluded on June 7, 2012. A decision is pending. Sixteen of the original eighteen plaintiffs have dismissed their claims, several of which dismissals were related to the commutation of certain of their MBIA-insured exposures.

On October 22, 2010, a similar group of domestic and international financial institutions who filed the above described Article 78 proceeding and related plenary action in New York State Supreme Court filed an additional proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court, entitled Barclays Bank PLC et. al. v. James Wrynn, in his capacity as Superintendent of the New York State Insurance Department, the New York State Insurance Department, MBIA Inc. et al. This petition challenges the New York State Insurance Department’s June 22, 2010 approval of National’s restatement of earned surplus. The proceeding is currently stayed through April 19, 2013.

On September 10, 2012, CQS ABS Master Fund Ltd., CQS Select ABS Master Fund Ltd., and CQS ABS Alpha Master Fund Ltd. as holders of MBIA-insured residential mortgage-backed bonds filed suit against MBIA Inc., MBIA Corp. and National. The complaint alleges that certain of the terms of the transactions entered into by MBIA Corp., which were approved by the New York State Department of Insurance, constituted fraudulent conveyances under §§ 273, 274, 276 and 279(c) of New York Debtor and Creditor Law and a breach of the implied covenant of good faith and fair dealing under New York common law. On October 19, 2012, MBIA filed its answer.

On November 9, 2012, certain holders of MBIA Corp.’s perpetual preferred shares filed a complaint in New York State Supreme Court, New York County titled Broadbill Partners LP et al. v. MBIA Inc. et al. alleging harm in connection with (i) MBIA Corp.’s exercise of put options in or around November 2008 pursuant to put option agreements with certain custodial trusts (i.e., North Castle Custodial Trusts I through North Castle Custodial Trust VIII), (ii) MBIA’s February 2009 Transformation and (iii) the August 2011 meeting of preferred stockholders to elect directors. The plaintiffs allege twenty-one causes of action including breach of contract, unjust enrichment, constructive and resulting trust, recession, breach of the covenant of good faith and fair dealing, declaratory relief, fraud, intentional interference with contract, violations of NYIL and New York Debtor and Creditor Law, and joint and several liability. On January 15, 2013, MBIA filed its motion to dismiss.

Corporate Litigation

On December 13, 2012, Bank of America filed a complaint against MBIA Inc. and The Bank of New York Mellon, as Indenture Trustee in New York State Supreme Court, County of Westchester, alleging MBIA’s consent solicitation completed on November 26, 2012, resulting in amendments to the indentures governing five series of MBIA Inc.’s notes, tortiously interfered with Bank of America’s November 13, 2012 tender offer to buy all of MBIA Inc.’s 5.7% senior notes due 2034. On January 8, 2013, MBIA filed a motion to transfer venue to New York State Supreme Court, New York County and the briefing was completed on January 31, 2013. Bank of America filed an amended complaint on February 19, 2013.

On February 7, 2013, the Company filed a complaint for declaratory and injunctive relief against Bank of America Corp. and Blue Ridge Investments, L.L.C. in New York State Supreme Court, County of Westchester. The complaint seeks, among other things, a declaration that amendments to indentures and/or the issuance of supplemental indentures governing five series of MBIA Inc.’s notes that resulted from the Company’s consent solicitation completed on November 26, 2012, were valid and properly effectuated and did not give rise to an event of default under the Senior Indenture dated as of November 24, 2004 between MBIA Inc. and the Bank of New York, as Trustee.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Commitments and Contingencies (continued)

The Company was named as a defendant, along with certain of its current and former officers, in private securities actions that were consolidated in the U.S. District Court for the Southern District of New York as In re MBIA Inc. Securities Litigation; Case No. 05 CV 03514(LLS) (filed October 3, 2005). The plaintiffs asserted claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs purport to be acting as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”). The lawsuit asserted, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with a health care transaction loss. The plaintiffs alleged that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices throughout the Class Period. On December 10, 2012, the court issued a final order approving the settlement agreement entered into by the parties and resolving the litigation. The Company’s insurance carriers have agreed to cover in full the settlement payment.

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant, entitled Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515, (the “Detroit Complaint”), was filed in the U.S. District Court for the Southern District of New York. The complaint alleges that the Company issued false and misleading statements with respect to the Company’s exposure to CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The Detroit Complaint purports to relate to a so-called “Relevant Time Period” from February 9, 2006, through the time of filing of the complaint. On December 14, 2010, Judge Kenneth Karas dismissed the complaint without prejudice. On December 23, 2010, a new demand making similar claims was made on the Company’s Board of Directors. On July 16, 2012, all parties and the Company’s insurance carriers accepted a mediator’s proposal to settle this matter as well as the related shareholder derivative lawsuit discussed below. The court approved the settlement on February 15, 2013.

On August 11, 2008, a shareholder derivative lawsuit entitled Crescente v. Brown et al., Index No. 08-17595 was filed in the Supreme Court of the State of New York, County of Westchester against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant. The gravamen of this complaint is similar to the Detroit Complaint except that the time period assertedly covered is from January 2007, through the time of filing of this complaint. This action was resolved in principle per the settlement described in the preceding paragraph relating to the Detroit Complaint.

On July 23, 2008, the City of Los Angeles filed a complaint in the Superior Court of the State of California, County of Los Angeles, against a number of financial guarantee insurers, including MBIA. At the same time and subsequently, additional complaints against MBIA and nearly all of the same co-defendants were filed by various municipal entities and quasi-municipal entities, mostly in California. These cases are part of a coordination proceeding in Superior Court, San Francisco County, before Judge Richard A. Kramer, referred to as the Ambac Bond Insurance Cases, which name as defendants MBIA, Ambac Assurance Corp., Syncora Guarantee, Inc. f/k/a XL Capital Assurance Inc., Financial Security Assurance, Inc., Assured Guaranty Corp., Financial Guaranty Insurance Company, and CIFG Assurance North America, Inc., Fitch Inc., Fitch Ratings, Ltd., Fitch Group, Inc., Moody’s Corporation, Moody’s Investors Service, Inc., The McGraw-Hill Companies, Inc., and Standard & Poor’s Corporation.

In August 2011, the plaintiffs filed amended versions of their respective complaints. The claims allege participation by all the defendants in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and not-for-profit issuers and thus created market demand for bond insurance. The plaintiffs also allege that the individual bond insurers participated in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and each failed to adequately disclose the impact of those transactions on their financial condition. In addition to the statutory antitrust claim, the plaintiffs assert common law claims of breach of contract and fraud against MBIA and the other monoline defendants.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Commitments and Contingencies (continued)

The non-municipal plaintiffs also allege a California unfair competition cause of action. On May 1, 2012, the court ruled in favor of the monoline defendants on their special motion to strike pursuant to California’s Anti-SLAPP statute. A hearing on the motion is scheduled for March 12, 2013.

On July 23, 2008, the City of Los Angeles filed a separate complaint in the Superior Court, County of Los Angeles, naming as defendants MBIA and other financial institutions, and alleging fraud and violations of California’s antitrust laws through bid-rigging in the sale of guaranteed investment contracts and what plaintiffs call “municipal derivatives” to municipal bond issuers. The case was removed to federal court and transferred by order dated November 26, 2008 to the Southern District of New York for inclusion in the multidistrict litigation, In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950. Complaints making the same allegations against MBIA and nearly all of the same co-defendants were then, or subsequently, filed by municipal entities and quasi-municipal entities, mostly in California, and three not-for-profit retirement community operators. These cases have all been added to the multidistrict litigation. The plaintiffs in all of the cases assert federal and either California or New York state antitrust claims. As of May 31, 2011, MBIA has answered all of the existing complaints.

On March 12, 2010, the City of Phoenix, Arizona filed a complaint in the United States District Court for the District of Arizona against MBIA Corp., Ambac Assurance Corp. and Financial Guaranty Insurance Company relating to insurance premiums charged on municipal bonds issued by the City of Phoenix between 2004 and 2007. The plaintiff’s complaint alleges pricing discrimination under Arizona insurance law and unjust enrichment.

On April 5, 2010, Tri-City Healthcare District, a California public healthcare legislative district, filed a complaint in the Superior Court of California, County of San Francisco, against MBIA, MBIA Corp., National, certain MBIA employees (collectively for this paragraph, “MBIA”) and various financial institutions and law firms. Tri-City subsequently filed five amended complaints. The Fifth Amended Complaint, filed on March 7, 2012, purports to state seven causes of action against MBIA for, among other things, fraud, negligent misrepresentation, breach of contract and violation of the Business and Professions Code arising from Tri-City Healthcare District’s investment in auction rate securities. MBIA filed its answer on November 26, 2012.

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

Note 21: Subsequent Events

Refer to “Note 20: Commitments and Contingencies” for information about legal proceedings that occurred after December 31, 2012.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2012.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of MBIA Inc. internal control over financial reporting as of December 31, 2012. In making its assessment, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data.”

Item 9B. Other Information

Section 13(r) Disclosure

The description of the activities below has been provided to the Company by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of the Company’s outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, Bausch & Lomb Incorporated (“Bausch & Lomb”).

The disclosure below was provided to WP by Bausch & Lomb with respect to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, concerning possible dealings with the government of Iran. The disclosure relates solely to activities conducted by Bausch & Lomb and its non-U.S. affiliates and does not relate to any activities conducted by the Company or WP and does not involve WP’s or the Company’s management. Neither the Company nor WP is representing to the accuracy or completeness of such information and undertakes no obligation to correct or update this information.

Bausch & Lomb, an eye health company, makes sales of human healthcare products to benefit patients in Iran under licenses issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). In 2012, Bausch & Lomb was granted licenses by OFAC, extending to its foreign affiliates doing business in Iran. Before the U.S. Government extended OFAC sanctions to entities controlled by U.S. persons in October 2012, it was permissible under U.S. law for non-U.S. affiliates to engage in sales to Iranian customers under limited circumstances. In accordance with these requirements, during the first three quarters of 2012, certain of Bausch & Lomb’s non-U.S. affiliates engaged in sales to Iran from its Surgical – Consumables business, which includes certain intraocular lenses and other products used to help people retain or regain sight. Its non-U.S. affiliate, Technolas Perfect Vision GmbH (“TPV”), which sells ophthalmic surgery systems and related products used in connection with refractive and cataract surgery, also engaged in sales to Iran. These sales were all conducted through a distributor, which also engaged in certain registration and licensing activities with the Iranian government involving Bausch & Lomb’s products. The Iranian distributor is not listed on any U.S. sanctions lists and is not a government-owned entity. However, the downstream customers of this distributor included public hospitals, which may be owned or controlled directly or indirectly by the Iranian government. The entire gross revenues attributable to Bausch & Lomb’s Surgical – Consumables business not conducted pursuant to an OFAC license in Iran during 2012 were US$5,058,000 and the gross profits were US$2,690,000. The entire gross revenues attributable to TPV’s sales to Iran during 2012 not under OFAC license were €1,738,900 and the gross profits were €958,624. Bausch & Lomb does not have sufficient information to specify what proportion of these sales may relate to Iranian government end customers of its distributor. The purpose of Bausch & Lomb’s Iran-related activities is to provide access to important and sight-saving products to surgeons and patients in Iran, and to improve the eye healthcare of the Iranian people. For this reason, Bausch & Lomb and its affiliates plan to continue their existing activities and operations in Iran; however, as noted above, all of this business (including business conducted by non-U.S. companies) is conducted pursuant to licenses issued by OFAC.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors will be set forth under “Election of Directors” and “The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed within 120 days of the end of our fiscal year ended December 31, 2012 (the “Proxy Statement”) and is incorporated by reference.

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

Item 11. Executive Compensation

Information regarding compensation of the Company’s executive officers will be set forth under “Board of Directors and its Committees,” “Compensation and Governance Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” in the Proxy Statement and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the Proxy Statement and is incorporated by reference.

The following table provides information as of December 31, 2012, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans refer to “Note 16: Long-term Incentive Plans” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	6,089,126	$19.05	10,360,878
Equity compensation plans not approved by security holders	—	—	—

Total	6,089,126	$19.05	10,360,878

(1)—	Includes 119,770 phantom shares granted under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors and 6,088 restricted stock units awarded to employees granted under the MBIA Inc. 2005 Omnibus Incentive Plan. The weighted average exercise price in column (b) does not take these awards into account.
(2)—	Includes 10,131,530 shares of common stock available for future grants under the MBIA Inc. 2005 Omnibus Incentive Plan and 229,348 shares of common stock available for future grants under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

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

(a)	Financial Statements and Financial Statement Schedules and Exhibits

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2012 and 2011.

Consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010.

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010.

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2012, 2011 and 2010.

Consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010.

Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this report.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2012.
II.	Condensed financial information of Registrant for December 31, 2012, 2011 and 2010.
IV.	Reinsurance for the years ended December 31, 2012, 2011 and 2010.

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

4. Instruments Defining the Rights of Security Holders, including Indentures.

4.1. Indenture, dated as of August 1, 1990, between MBIA Inc. and The First National Bank of Chicago, Trustee, incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as amended by the First Supplemental Indenture, dated as of August 22, 2002, between MBIA Inc. and Bank One Trust Company, N.A., as Trustee, in connection with the $300,000,000 6.4% senior notes due 2022, incorporated by reference to Exhibit 4.04 to the Company’s Current Report on Form 8-K filed on August 22, 2002, and the Second Supplemental Indenture, dated as of November 21, 2012, between MBIA Inc. and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 26, 2012.

4.2. Senior Indenture, dated as of November 24, 2004, between MBIA Inc. and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on November 29, 2004, as amended by First Supplemental Indenture, dated as of November 24, 2004, between MBIA Inc. and The Bank of New York, as Trustee, in connection with the $350,000,000 5.70% senior notes due 2034, incorporated by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K filed on November 29, 2004. Second Supplemental Indenture, dated as of November 21, 2012, between MBIA Inc. and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 26, 2012.

4.3. Fiscal Agency Agreement, dated as of January 16, 2008, between MBIA Insurance Corporation and The Bank of New York, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on January 17, 2008.

4.4. Form of MBIA Corp. 14% Fixed-to-Floating Rate Global Note due January 15, 2033, incorporated by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K filed on January 17, 2008.

4.5. Warrant Agreement, dated as of January 30, 2008, between the Company and Warburg Pincus Private Equity X, LP., incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

4.6. B Warrant Agreement, dated as of January 30, 2008, between the Company and Warburg Pincus Private Equity X, LP., incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

10. Material Contracts

10.1. Amended and Restated Investment Agreement, dated February 6, 2008, between MBIA Inc. and Warburg Pincus Private Equity X, L.P., incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2008.

10.2. Reinsurance Agreement, dated as of September 30, 2008, between Financial Guaranty Insurance Company and MBIA Insurance Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.

Executive Compensation Plans and Arrangements

The following Exhibits identify all existing executive compensation plans and arrangements:

10.3. Amended and Restated Deferred Compensation and Stock Ownership Plan for Non-Employee Directors, effective as of March 21, 2002, incorporated by reference to the MBIA Inc. Form S-8 filed on March 14, 2002 (Reg. No. 333-84300).

10.4. Form of Restricted Stock Agreement for Directors, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.5. Form of Stock Option Agreement for Executive Officers, incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.6. MBIA Inc. Annual Incentive Plan, effective January 1, 2011, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on March 19, 2010.

10.7. MBIA Inc. 2005 Omnibus Incentive Plan, as amended through March, 2012, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on March 19, 2012.

10.8. Key Employee Employment Protection Plan, amended as of February 27, 2007, incorporated by reference to Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as further amended by Amendment No. 2, effective February 22, 2010, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.9. Form of Key Employee Employment Protection Agreement, amended as of February 27, 2007, incorporated by reference to Exhibit 10.81 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.10. MBIA Inc. 2005 Non-Employee Director Deferred Compensation Plan, effective as of November 8, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on August 8, 2008 (Reg. No. 333-152894).

10.11. Restricted Stock Award Agreement dated as of February 18, 2008 by and between MBIA Inc. and Joseph W. Brown, incorporated by reference to Appendix E to the Company’s Proxy Statement filed on March 28, 2008.

10.12. Form of MBIA Inc. 2005 Omnibus Incentive Plan Nonqualified Stock Option Agreement, effective as of May 5, 2005, incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.13. Amended and Restated MBIA Inc. Deferred Compensation and Excess Benefit Plan, effective as of March 22, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

10.14. Cutwater Holdings, LLC Equity Participation Plan effective as of May 7, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

+10.15. Cash Retention Award and Restricted Stock Agreement, dated as of December 21, 2012, between MBIA Inc. and C. Edward Chaplin.

+10.16. Cash Retention Award and Restricted Stock Agreement, dated as of December 21, 2012, between MBIA Inc. and William C. Fallon.

+10.17. Cash Retention Award and Restricted Stock Agreement, dated as of December 21, 2012, between MBIA Inc. and Anthony McKiernan.

+10.18. Cash Retention Award and Restricted Stock Agreement, dated as of December 21, 2012, between MBIA Inc. and Ram Wertheim.

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

+99.1. Additional Exhibits—National Public Finance Guarantee Corporation and Subsidiaries GAAP Financial Statements.

+99.2. Additional Exhibits—MBIA Insurance Corporation and Subsidiaries GAAP Financial Statements.

99.3. Quota Share Reinsurance Agreement between MBIA Insurance Corporation and MBIA Insurance Corp. of Illinois dated February 17, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 20, 2009.

+101. Additional Exhibits—MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL.

+	Filed Herewith
*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBIA Inc. (Registrant)

Dated: February 27, 2013	By	/s/ Joseph W. Brown
	Name:	Joseph W. Brown
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Brown Joseph W. Brown	Director and Chief Executive Officer	February 27, 2013

/s/ C. Edward Chaplin C. Edward Chaplin	President, Chief Financial Officer and Chief Administrative Officer	February 27, 2013

/s/ Douglas C. Hamilton Douglas C. Hamilton	Assistant Vice President and Controller (chief accounting officer)	February 27, 2013

/s/ Daniel P. Kearney Daniel P. Kearney	Chairman and Director	February 27, 2013

/s/ Maryann Bruce Maryann Bruce	Director	February 27, 2013

/s/ David A. Coulter David A. Coulter	Director	February 27, 2013

/s/ Steven J. Gilbert Steven J. Gilbert	Director	February 27, 2013

/s/ Kewsong Lee Kewsong Lee	Director	February 27, 2013

/s/ Charles R. Rinehart Charles R. Rinehart	Director	February 27, 2013

/s/ Theodore Shasta Theodore Shasta	Director	February 27, 2013

/s/ Richard C. Vaughan Richard C. Vaughan	Director	February 27, 2013

SCHEDULE I

MBIA INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2012

(In millions)

	December 31, 2012
Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet
Available-for-sale:
U.S. Treasury and government agency	$752	$791	$791
State and municipal bonds	1,417	1,502	1,502
Foreign governments	151	164	164
Corporate obligations	916	945	945
Mortgage-backed securities:
Residential mortgage-backed agency	928	946	946
Residential mortgage-backed non-agency	79	80	80
Commercial mortgage-backed	46	42	42
Asset-backed securities:
Collateralized debt obligations	157	87	87
Other asset-backed	136	128	128

Total long-term available-for-sale	4,582	4,685	4,685
Short-term available-for-sale	881	888	888
Equity available-for-sale	22	23	23

Total available-for-sale	5,485	5,596	5,596
Investments at fair value	264	257	257
Other investments	9	9	9

Total investments	$5,758	$5,862	$5,862

Assets of consolidated variable interest entities:
Available-for-sale:
State and municipal bonds	$33	$36	$36
Corporate obligations	175	178	178
Mortgage-backed securities:
Residential mortgage-backed non-agency	92	82	82
Asset-backed securities:
Collateralized debt obligations	97	89	89
Other asset-backed	20	20	20

Total long-term available-for-sale	417	405	405
Short-term available-for-sale	220	220	220

Total available-for-sale	637	625	625
Investments at fair value	1,843	1,735	1,735
Held-to-maturity:
Corporate obligations	2,829	2,674	2,829

Total held-to-maturity	2,829	2,674	2,829

Total investments of consolidated variable interest entities	$5,309	$5,034	$5,189

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2012	December 31, 2011
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $825 and $1,989)	$843	$1,809
Fixed-maturity securities at fair value	13	96
Investments pledged as collateral, at fair value (amortized cost $510 and $623)	443	543
Short-term investments held as available-for-sale, at fair value (amortized cost $235 and $648)	236	643
Other investments	4	83

Total investments	1,539	3,174
Cash and cash equivalents	92	132
Investment in wholly-owned subsidiaries	4,127	3,410
Deferred income taxes, net	581	114
Other assets	183	137

Total assets	$6,522	$6,967

Liabilities and Shareholders’ Equity

Liabilities:
Investment agreements	893	1,523
Securities sold under agreements to repurchase	32	669
Long-term debt	723	900
Affiliate loans payable	1,681	1,738
Derivative liabilities	—	356
Other liabilities	20	81

Total liabilities	3,349	5,267

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—277,405,039 and 274,896,162	277	275
Additional paid-in capital	3,076	3,072
Retained earnings	2,039	805
Accumulated other comprehensive income (loss), net of deferred tax of $26 and $134	56	(176)
Treasury stock, at cost—81,733,530 and 81,752,966 shares	(2,275)	(2,276)

Total shareholders’ equity of MBIA Inc.	3,173	1,700

Total liabilities and shareholders’ equity	$6,522	$6,967

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2012	2011	2010
Revenues:
Net investment income	$60	$90	$122
Net gains (losses) on financial instruments at fair value and foreign exchange	(119)	(278)	(117)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(52)	(20)	(206)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	(7)	(13)	147

Net investment losses related to other-than-temporary impairments	(59)	(33)	(59)
Net gains (losses) on extinguishment of debt	(2)	—	(1)
Other net realized gains (losses)	6	(17)	1

Total revenues	(114)	(238)	(54)

Expenses:
Operating	40	29	31
Interest	155	162	200

Total expenses	195	191	231

Gain (loss) before income taxes and equity in earnings of subsidiaries	(309)	(429)	(285)
Provision (benefit) for income taxes	(781)	(286)	(183)

Gain (loss) before equity in earnings of subsidiaries	472	(143)	(102)
Equity in net income (loss) of subsidiaries	762	(1,233)	99

Net income (loss)	$1,234	$(1,376)	$(3)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years ended December 31,
	2012	2011	2010
Net income	$1,234	$(1,376)	$(3)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period, net of tax of $35, $60 and $93	128	234	382
Less: Reclassification adjustments for (gains) losses included in net income (loss), net of tax of $29, $16 and $77	54	30	143

Unrealized gains (losses) on available-for-sale securities, net	182	264	525

Other-than-temporary impairments on available-for-sale securities:
Other-than-temporary impairments arising during the period, net of tax of $13, $14 and $26	25	27	(48)
Less: Reclassification adjustments for other-than-temporary impairments included in net income (loss), net of tax of $11, $10 and $28	20	19	52

Other-than-temporary impairments on available-for-sale securities, net	45	46	4

Unrealized gains (losses) on derivative instruments:
Unrealized gains (losses) on derivative instruments arising during the period, net of tax of $1, $2 and $2	2	(5)	(3)
Less: Reclassification adjustments for (gains) losses included in net income (loss), net of tax of $10, $5 and $9	18	10	17

Unrealized gains (losses) on derivative instruments, net	20	5	14
Foreign currency translation	(15)	(33)	(61)

Total other comprehensive income (loss)	232	282	482

Comprehensive income (loss)	$1,466	$(1,094)	$479

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Fees and reimbursements received	$5	$31	$—
Investment income received	118	89	145
Operating expenses paid	(43)	(30)	(28)
Interest paid, net of interest converted to principal	(101)	(107)	(115)
Income taxes (paid) received	224	353	149

Net cash provided (used) by operating activities	203	336	151

Cash flows from investing activities:
Purchase of fixed-maturity securities	(1,017)	(3,737)	(6,259)
Sale and redemption of fixed-maturity securities	2,370	4,651	7,288
Sale (purchase) of short-term investments, net	375	251	363
Sale (purchase) of other investments, net	107	81	55
(Payments) proceeds for derivative settlements	(207)	(85)	16
Collateral (to) from swap counterparty	(285)	—	166
Contributions to subsidiaries	(12)	—	(35)
Advances to subsidiaries, net	1	(19)	(21)

Net cash provided (used) by investing activities	1,332	1,142	1,573

Cash flows from financing activities:
Proceeds from investment agreements	31	65	39
Payments for drawdowns of investment agreements	(679)	(500)	(735)
Payments for securities sold under agreements to repurchase	(639)	(835)	(618)
Payments for retirement of debt	(180)	(70)	(43)
Payments for affiliate loans	(109)	(37)	(405)
Purchase of treasury stock	—	(50)	(30)
Restricted stock awards settlements, net	1	(2)	2

Net cash provided (used) by financing activities	(1,575)	(1,429)	(1,790)

Net increase (decrease) in cash and cash equivalents	(40)	49	(66)
Cash and cash equivalents—beginning of period	132	83	149

Cash and cash equivalents—end of period	$92	$132	$83

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$1,234	$(1,376)	$(3)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Intercompany accounts receivable	(9)	(10)	41
Current income taxes	57	124	56
Equity in earnings of subsidiaries	(762)	1,233	(99)
Dividends from subsidiaries	60	46	19
Net investment losses related to other-than-temporary impairments	59	33	59
Net (gains) losses on financial instruments at fair value and foreign exchange	119	278	117
Other net realized (gains) losses	(6)	17	(1)
Deferred income tax benefit	(613)	(85)	(90)
(Gains) losses on extinguishment of debt	2	—	1
Other operating	62	76	51

Total adjustments to net income (loss)	(1,031)	1,712	154

Net cash provided (used) by operating activities	$203	$336	$151

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

The activities of MBIA Inc. consist of general corporate activities and funding activities, which principally include holding and managing investments, servicing outstanding corporate debt, investment agreements issued by MBIA Inc. and its subsidiaries, and posting collateral under investment agreement and derivative contracts.

MBIA Inc. is subject to the same liquidity risks and uncertainties as described in footnote 1 to the Company’s consolidated financial statements. As of December 31, 2012, MBIA Inc. had $170 million of cash and highly liquid assets available for general corporate liquidity purpose, and $69 million of cash and liquid assets not pledged as collateral in its funding activities.

2. Significant Accounting Policies

MBIA Inc. (the “Parent Company”) carries its investments in subsidiaries under the equity method.

Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the reclassification of amounts from “Medium-term notes” to “Affiliate loans payable” on the Parent Company’s balance sheet. This reclassification had no impact on total revenues, expenses, assets, liabilities, or shareholders’ equity for all periods presented.

Previously, the Parent Company reported its statements of cash flows using the indirect method. The indirect method uses accrual accounting information to present the cash flows from operations. Effective January 1, 2012, the Parent Company elected to present its consolidated statements of cash flows using the direct method. The direct method uses actual cash flow information from the Parent Company’s operations, rather than using accrual accounting values. Using either the direct or indirect method, total cash flows from operations are consistent. In addition, the presentation of cash flows from investing and financing activities using either the direct or indirect method are consistent. The change to the direct method for calculating and presenting cash flows from operations was implemented retroactively. Use of the direct method requires a reconciliation of net income to cash flows from operations. This reconciliation is provided as a supplement directly beneath the statements of cash flows.

3. Dividends from Subsidiaries

During 2012, Optinuity Alliance Resource Corporation declared and paid dividends of $53 million to MBIA Inc., Asset Finance declared and paid dividends of $6 million to MBIA Inc. and Euro Asset Acquisition Limited declared and paid dividends of $1 million to MBIA Inc.

During 2011, Optinuity Alliance Resource Corporation declared and paid dividends of $38 million to MBIA Inc. and Euro Asset Acquisition Limited declared and paid dividends of $8 million to MBIA Inc.

4. Obligations under Investment Agreements

The investment agreement business, as described in footnotes 2 and 10 to the Company’s consolidated financial statements, is conducted by both MBIA Inc. and its wholly owned subsidiary, MBIA Investment Management Corp.

5. Pledged Collateral

Substantially all of the obligations under investment agreements require MBIA Inc. to pledge securities as collateral. As of December 31, 2012 and 2011, the fair value of securities pledged as collateral with respect to these investment agreements approximated $318 million and $428 million, respectively. The Parent Company’s collateral as of December 31, 2012, consisted principally of mortgage-backed securities, corporate obligations, and U.S. Treasury and government agency bonds, and was primarily held with major U.S. banks. Additionally, the Parent Company pledged money market securities as collateral under investment agreements in the amount of $144 million and $224 million as of December 31, 2012 and 2011, respectively.

Under derivative contracts entered into by MBIA Inc., collateral postings are required by either MBIA Inc. or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. As of December 31, 2012, MBIA Inc. did not post securities to derivative counterparties. As of December 31, 2011, MBIA Inc. pledged securities with a fair value of $470 million to derivative counterparties.

6. Affiliate Loans Payable

Affiliate loans payable consists of loans payable to MBIA Global Funding, LLC (“GFL”). GFL raises funds through the issuance of medium-term notes with varying maturities, which are, in turn, guaranteed by MBIA Insurance Corporation. GFL lends the proceeds of these medium-term note issuances to MBIA Inc. (“GFL Loans”). MBIA Inc. invests the proceeds of the GFL Loans in eligible investments, which consisted of investment grade securities at the time of purchase with a minimum average double-A credit quality rating. Included within “Securities sold under agreements to repurchase” on the Parent Company’s balance sheet as of December 31, 2011 is a secured loan from MBIA Insurance Corporation of $300 million. As of December 31, 2012, the outstanding balance of the secured loan was repaid in full.

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

Years Ended December 31, 2012, 2011 and 2010

(In millions)

Column A Insurance Premium Written	Column B Direct Amount	Column C Ceded to Others	Column D Assumed From Other Companies	Column E Net Amount	Column F Percentage of Amount Assumed to Net
2012	$17	$2	$2	$17	12%

2011	$(5)	$3	$(2)	$(10)	20%

2010	$(19)	$(229)	$7	$217	3%

Securities and Exchange Commission

Washington, D.C. 20549

Exhibits

to

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

Commission File No. 1-9583

MBIA Inc.

Exhibit Index

10.15.	Cash Retention Award and Restricted Stock Agreement, dated as of December 21, 2012, between MBIA Inc. and C. Edward Chaplin.

10.16.	Cash Retention Award and Restricted Stock Agreement, dated as of December 21, 2012, between MBIA Inc. and William C. Fallon.

10.17.	Cash Retention Award and Restricted Stock Agreement, dated as of December 21, 2012, between MBIA Inc. and Anthony McKiernan.

10.18.	Cash Retention Award and Restricted Stock Agreement, dated as of December 21, 2012, between MBIA Inc. and Ram Wertheim.

21.	List of Subsidiaries.

23.	Consent of PricewaterhouseCoopers LLP.

31.1.	Chief Executive Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Chief Executive Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Chief Financial Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1.	Additional Exhibits—National Public Finance Guarantee Corporation and Subsidiaries GAAP Financial Statements.

99.2.	Additional Exhibits—MBIA Insurance Corporation and Subsidiaries GAAP Financial Statements.

101.	Additional Exhibits—MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL.

*	Furnished Herewith