Form 10-Q
period 2013-03-31
MBIA INC
filed 2013-05-09
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 2, 2013, 192,964,835 shares of Common Stock, par value $1 per share, were outstanding.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	March 31, 2013	December 31, 2012
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $4,101 and $4,347)	$4,215	$4,485
Fixed-maturity securities at fair value	243	244
Investments pledged as collateral, at fair value (amortized cost $374 and $489)	333	443
Short-term investments held as available-for-sale, at fair value (amortized cost $859 and $662)	866	669
Other investments (includes investments at fair value of $13 and $12)	22	21

Total investments	5,679	5,862
Cash and cash equivalents	862	814
Premiums receivable	1,161	1,228
Deferred acquisition costs	290	302
Insurance loss recoverable	3,877	3,648
Property and equipment, at cost (less accumulated depreciation of $144 and $146)	68	69
Deferred income taxes, net	1,146	1,199
Other assets	238	268
Assets of consolidated variable interest entities:
Cash	72	176
Investments held-to-maturity, at amortized cost (fair value $2,759 and $2,674)	2,826	2,829
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $628 and $637)	623	625
Fixed-maturity securities at fair value	1,753	1,735
Loans receivable at fair value	1,819	1,881
Loan repurchase commitments	1,176	1,086
Other assets	2	2

Total assets	$21,592	$21,724

Liabilities and Equity
Liabilities:
Unearned premium revenue	$2,774	$2,938
Loss and loss adjustment expense reserves	785	853
Investment agreements	915	944
Medium-term notes (includes financial instruments carried at fair value of $181 and $165)	1,577	1,598
Long-term debt	1,661	1,662
Derivative liabilities	3,006	2,934
Other liabilities	377	315
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $3,578 and $3,659)	7,039	7,124
Derivative liabilities	149	162

Total liabilities	18,283	18,530

Commitments and contingencies (See Note 13)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—277,793,696 and 277,405,039	278	277
Additional paid-in capital	3,107	3,076
Retained earnings	2,203	2,039
Accumulated other comprehensive income (loss), net of tax of $18 and $21	9	56
Treasury stock, at cost—84,836,010 and 81,733,530 shares	(2,309)	(2,275)

Total shareholders’ equity of MBIA Inc.	3,288	3,173
Preferred stock of subsidiary and noncontrolling interest	21	21

Total equity	3,309	3,194

Total liabilities and equity	$21,592	$21,724

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Premiums earned:
Scheduled premiums earned	$79	$96
Refunding premiums earned	41	41

Premiums earned (net of ceded premiums of $2 and $3)	120	137
Net investment income	38	62
Fees and reimbursements	6	7
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	12	(4)
Unrealized gains (losses) on insured derivatives	(73)	303

Net change in fair value of insured derivatives	(61)	299
Net gains (losses) on financial instruments at fair value and foreign exchange	63	(19)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(53)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	-	(41)

Net investment losses related to other-than-temporary impairments	-	(94)
Net gains (losses) on extinguishment of debt	4	-
Other net realized gains (losses)	-	1
Revenues of consolidated variable interest entities:
Net investment income	16	17
Net gains (losses) on financial instruments at fair value and foreign exchange	33	(27)

Total revenues	219	383
Expenses:
Losses and loss adjustment	(194)	97
Amortization of deferred acquisition costs	16	13
Operating	106	158
Interest	60	73
Expenses of consolidated variable interest entities:
Operating	4	6
Interest	12	15

Total expenses	4	362

Income (loss) before income taxes	215	21
Provision (benefit) for income taxes	51	11

Net income (loss)	$164	$10

Net income (loss) per common share:
Basic	$0.84	$0.05
Diluted	$0.84	$0.05

Weighted average number of common shares outstanding:
Basic	194,523,933	193,489,424
Diluted	195,631,960	194,594,974

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$164	$10
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	13	47
Provision (benefit) for income taxes	4	6

Total	9	41
Reclassification adjustments for (gains) losses included in net income (loss)	(25)	135
Provision (benefit) for income taxes	(9)	47

Total	(16)	88
Other-than-temporary impairments on available-for-sale securities:
Other-than-temporary impairments arising during the period	5	11
Provision (benefit) for income taxes	2	4

Total	3	7
Reclassification adjustments for (gains) losses included in net income (loss)	-	41
Provision (benefit) for income taxes	-	15

Total	-	26
Net foreign currency translation gains (losses)	(43)	(12)

Total other comprehensive income (loss)	(47)	150

Comprehensive income (loss)	$117	$160

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Three Months Ended March 31, 2013

(In millions except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary and Noncontrolling Interest		Total Equity
	Shares	Amount			Income (Loss)	Shares	Amount		Shares	Amount
Balance, December 31, 2012	277,405,039	$277	$3,076	$2,039	$56	(81,733,530)	$(2,275)	$3,173	1,315	$21	$3,194

Net income	-	-	-	164	-	-	-	164	-	-	164
Other comprehensive income (loss)	-	-	-	-	(47)	-	-	(47)	-	-	(47)
Share-based compensation net of tax of $5	388,657	1	31	-	-	(3,102,480)	(34)	(2)	-	-	(2)

Balance, March 31, 2013	277,793,696	$278	$3,107	$2,203	$9	(84,836,010)	$(2,309)	$3,288	1,315	$21	$3,309

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Premiums, fees and reimbursements received	$54	$53
Investment income received	115	162
Insured derivative losses and commutations paid	-	(20)
Financial guarantee losses and loss adjustment expenses paid	(115)	(172)
Proceeds from reinsurance and recoveries	13	16
Operating and employee related expenses paid	(84)	(120)
Interest paid, net of interest converted to principal	(61)	(149)
Income taxes (paid) received	-	(3)

Net cash provided (used) by operating activities	(78)	(233)

Cash flows from investing activities:
Purchase of fixed-maturity securities	(673)	(938)
Sale and redemption of fixed-maturity securities	1,062	1,440
Proceeds from paydowns on variable interest entity loans	69	60
Redemptions of held-to-maturity investments	4	750
Sale (purchase) of short-term investments, net	(130)	(115)
Sale (purchase) of other investments, net	(1)	65
(Payments) proceeds for derivative settlements	(31)	(51)
Collateral (to) from swap counterparty	23	-
Capital expenditures	-	(1)

Net cash provided (used) by investing activities	323	1,210

Cash flows from financing activities:
Proceeds from investment agreements	8	16
Payments for drawdowns of investment agreements	(39)	(18)
Issuance of medium-term notes	-	8
Principal paydowns of medium-term notes	(23)	-
Principal paydowns of variable interest entity notes	(246)	(262)
Payments for securities sold under agreements to repurchase	-	(138)
Payments for retirement of debt	(1)	(361)

Net cash provided (used) by financing activities	(301)	(755)

Net increase (decrease) in cash and cash equivalents	(56)	222
Cash and cash equivalents—beginning of period	990	633

Cash and cash equivalents—end of period	$934	$855

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$164	$10
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	44	37
Deferred acquisition costs	12	11
Unearned premium revenue	(130)	(149)
Loss and loss adjustment expense reserves	(68)	31
Insurance loss recoverable	(229)	(91)
Current income taxes	(1)	(24)
Net investment losses related to other-than-temporary impairments	-	94
Unrealized (gains) losses on insured derivatives	73	(303)
Net (gains) losses on financial instruments at fair value and foreign exchange	(96)	46
Deferred income tax provision (benefit)	53	32
(Gains) losses on extinguishment of debt	(4)	-
Other operating	104	73

Total adjustments to net income (loss)	(242)	(243)

Net cash provided (used) by operating activities	$(78)	$(233)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates one of the largest financial guarantee insurance businesses in the industry and is a provider of asset management advisory services. These activities are managed through three business segments: United States (“U.S.”) public finance insurance; structured finance and international insurance; and advisory services. The Company’s U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation and its subsidiaries (“National”), its structured finance and international insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and its asset management advisory services business is primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). The holding company, MBIA, and certain of its subsidiaries also manage certain other business activities, the results of which are reported in its corporate, asset/liability products, and conduit segments. The corporate segment includes revenues and expenses that arise from general corporate activities. While the asset/liability products and conduit businesses represent separate business segments, they may be referred to collectively as “wind-down operations” as the funding programs managed through those businesses are in wind-down. Refer to “Note 10: Business Segments” for further information about the Company’s reporting segments.

Business Developments

As a result of insured losses and realized investment losses during the period from 2007 through March 31, 2013, the Company has seen ratings downgrades, a near cessation of new insurance business, and increasing liquidity pressure. The Company has been unable to write meaningful amounts of new insurance business since 2008 and does not expect to write significant new insurance business prior to an upgrade of the credit ratings of National. As of March 31, 2013, National was rated BB with a developing outlook by Standard & Poor’s Financial Services LLC (“S&P”) and Baa2 with a review for downgrade by Moody’s Investors Service, Inc. (“Moody’s”). In May of 2013, S&P upgraded National’s rating to BBB with a credit watch positive outlook. In addition, in May of 2013, S&P upgraded MBIA Inc.’s rating to B- with a credit watch positive from B- with a negative outlook and upgraded MBIA Insurance Corporation’s rating to B with a stable outlook from CCC with a negative outlook.

Bank of America Settlement

In May of 2013, MBIA Inc., together with its subsidiaries MBIA Corp. and National, entered into a comprehensive settlement agreement and related agreements (the “BofA Settlement Agreement”) with Bank of America Corporation and certain of its subsidiaries (collectively, “Bank of America”). Under the terms of the BofA Settlement Agreement, MBIA Corp. received a payment of approximately $1.7 billion, consisting of $1.6 billion in cash and $136 million principal amount of MBIA Inc.’s 5.70% Senior Notes due 2034. In exchange for such payment, MBIA Corp. agreed to dismiss the litigation commenced in September 2008 against Countrywide Home Loans, Inc. (“Countrywide”), among other parties, and later amended to include claims against Bank of America, relating to breaches of representations and warranties on certain MBIA-insured securitizations sponsored by Countrywide. Bank of America and MBIA have also agreed to the commutation of all of the MBIA Corp. policies held by Bank of America, which have a notional insured amount of approximately $7.4 billion, and of which $6.1 billion are policies insuring credit default swaps (“CDS”) held by Bank of America referencing commercial real estate exposures. MBIA Corp. will have no further payment obligations under the commuted policies. The New York State Department of Financial Services (“NYSDFS”) advised MBIA Corp. that the NYSDFS did not object to the BofA Settlement Agreement.

Under the terms of the BofA Settlement Agreement, Bank of America received a five-year warrant to purchase 9.94 million shares of MBIA common stock at a price of $9.59 per share. Bank of America has also agreed to dismiss the pending litigation between the parties concerning the restructuring transactions announced by MBIA on February 18, 2009 (the “Transformation”) and the pending litigation between the parties concerning the senior debt Consent Solicitation completed by MBIA in the fourth quarter of 2012. In addition, Bank of America agreed to withdraw the purported “notice of default” it sent in connection with such Consent Solicitation.

Under the terms of the BofA Settlement Agreement, the dismissals of the litigations referenced above are initially being filed on a “without prejudice” basis. The parties will refile such dismissals on a “with prejudice” basis provided that, within the one-year period following execution of the BofA Settlement Agreement, none of the claims released pursuant to the BofA Settlement Agreement are reinstated and neither party is required to make a payment on any such released claims. The Company views the likelihood of such an event as remote, and thus expects that the litigation dismissals will be filed on a “with prejudice” basis at the expiration of such one-year period.

MBIA Corp.’s policies insuring the residential mortgage-backed securities (“RMBS”) securitizations originated by Countrywide will continue to be in full force and effect, and MBIA Corp. will continue to make timely payments of principal and interest when due under such policies. Bank of America will have no further representation and warranty liability with respect to the origination of the mortgage loans in the MBIA-insured Countrywide and certain other securitizations.

In addition, MBIA Corp. has entered into a $500 million three-year secured revolving credit agreement with Blue Ridge Investments, L.L.C., an affiliate of Bank of America (the “BofA Secured Loan”). Borrowings may be used for general corporate purposes and will be secured by a pledge of collateral consisting of the following: (i) MBIA Corp.’s right to receive put-back recoveries related to ineligible mortgage loans included in its insured RMBS transactions; (ii) MBIA Corp.’s future recoveries on defaulted insured RMBS transactions resulting from expected excess spread generated by performing loans in such transactions; (iii) MBIA Corp.’s future installment premiums; and (iv) 65% of the voting capital stock in MBIA Corp.’s wholly-owned subsidiary, MBIA UK (Holdings) Limited. The BofA Secured Loan includes a number of provisions that govern MBIA Corp.’s ability to draw on the loan and use the proceeds from the borrowings, limit the amount MBIA Corp. can use to fund commutations without the consent of Bank of America, and require it to prepay borrowings. The loan also includes customary representations and warranties and customary affirmative, negative and financial covenants, including a requirement that MBIA Corp. maintain at least $750 million of statutory capital (defined as policyholders’ surplus plus contingency reserves).

The payment from Bank of America, including the MBIA Inc. bonds, was used to repay the remaining outstanding balance and accrued interest on MBIA Corp.’s secured loan from National (the “National Secured Loan”) in accordance with its terms. The National Secured Loan balance of $1.7 billion as of March 31, 2013 was reduced to approximately $1.6 billion prior to the Bank of America settlement as a result of the receipt of $110 million in settlement of Flagstar Bank’s put-back obligation.

The value of the settlement is consistent with amounts recorded on MBIA Corp.’s statutory balance sheet as of December 31, 2012. MBIA Corp.’s liquidity and capital risk profile has substantially improved as a result of the settlement. While the Company has updated its estimates to reflect the BofA Settlement Agreement in its financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as of and for the three months ended March 31, 2013, certain of the agreements will be accounted for in the second quarter of 2013 as of the settlement date.

Pursuant to the anti-dilution provisions of warrants that were issued by MBIA to Warburg Pincus Private Equity X, L.P. and certain of its affiliates (“Warburg Pincus”) pursuant to an Investment Agreement, dated as of December 10, 2007, as amended and restated as of February 6, 2008, by and between MBIA and Warburg Pincus, the strike price under such warrants will be decreased and the aggregate number of shares of MBIA common stock to be issued upon exercise of such warrants will be increased, in each case as a result of the issuance of the warrant to Bank of America. The adjustments to the strike price and number of such underlying shares are not expected to have a material dilutive effect on the MBIA common stock.

Societe Generale Settlement

In May of 2013, the Company entered into an agreement with Societe Generale pursuant to which MBIA commuted $4.2 billion of gross insured exposure comprising asset-backed securities (“ABS”) collateralized debt obligations (“CDOs”), structured commercial mortgage-backed securities (“CMBS”) pools and commercial real estate (“CRE”) CDOs. The amount MBIA paid to Societe Generale in consideration of commuting its insured exposure was consistent with MBIA Corp.’s aggregate statutory loss reserves for the exposures commuted. Also, pursuant to the agreement, Societe Generale agreed to dismiss the pending litigation between the parties concerning the Transformation, which includes any appeals of the decision denying the Article 78 petition and the plenary case.

Transformation Litigation Resolution

As a result of the Bank of America settlement and the Societe Generale settlement, all litigation brought originally by the group of eighteen domestic and international financial institutions, relating to the establishment of National, has been resolved.

Other

As of March 31, 2013, the liquidity position of MBIA, which consists of the liquidity positions of the Company’s corporate segment and asset/liability products segment, was $373 million compared with $239 million as of December 31, 2012. During the three months ended March 31, 2013, $115 million was released from an escrow account under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”), which resulted in an increase to MBIA’s liquidity position. Management believes that MBIA can support its operating needs for the foreseeable future primarily from additional anticipated releases of assets from the Tax Escrow Account, which releases are subject to the risk of National incurring net tax losses in the future and declines in the value of the assets held in the Tax Escrow Account.

MBIA Corp. continues to seek to reduce both the absolute amount and the volatility of its obligations and potential future claim payments through the execution of commutations of insurance policies. The combination of the failure of certain mortgage originators to honor contractual obligations to repurchase ineligible mortgage loans from securitizations the Company insured, commutation payments to reduce liabilities and claim payments have placed liquidity pressure on MBIA Corp. The failure of certain mortgage originators to repurchase ineligible mortgages from securitizations the Company insured represents significant breaches of their contractual obligations. As of March 31, 2013 and December 31, 2012, MBIA Corp.’s cash and liquid assets were $258 million and $345 million, respectively. The Company believes MBIA Corp.’s current liquidity position, together with future cash inflows and amounts available under a lending facility, is adequate to make expected future claim payments.

During the three months ended March 31, 2013, MBIA Corp. made $139 million in gross claim payments, and commuted $2.1 billion of gross insured exposure, primarily comprising investment grade corporate CDOs. Subsequent to March 31, 2013, MBIA Corp. agreed to commute an additional $13.4 billion of gross insured exposure, primarily comprising structured CMBS pools, first-lien subprime RMBS, high yield corporate CDOs, CRE CDOs, structured insurance securities, ABS CDOs and first-lien alternative-A RMBS, including the aggregate notional amount of $7.4 billion described above in the “Bank of America Settlement” discussion and the aggregate notional amount of $4.2 billion described above in the “Societe Generale Settlement” discussion.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

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

Risks and Uncertainties

The Company’s financial statements include estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The outcome of certain significant risks and uncertainties could cause the Company to revise its estimates and assumptions or could cause actual results to differ from the Company’s estimates. While the Company believes it continues to have sufficient capital and liquidity to meet all of its expected obligations, if one or more possible adverse outcomes were to be realized, its statutory capital, financial position, results of operations and cash flows could be materially and adversely affected. Significant risks and uncertainties that could affect amounts reported in the Company’s financial statements in future periods include, but are not limited to, the following:

•

Management’s expected liquidity and capital forecasts for MBIA Corp. for 2013 reflect adequate resources to pay expected claims. In addition, MBIA Corp. can borrow under the BofA Secured Loan to pay claims. However, there is risk to the liquidity forecast as the Company’s second-lien RMBS and remaining insured CMBS pools are potentially volatile. There are risks to the capital forecast due to those potential liabilities, potential volatility in the collection of put-back recoverables and potential volatility associated with remaining ABS CDO exposures. Further, the remaining insured portfolio, aside from these exposures, could deteriorate and result in loss reserves and claim payments. Management believes it will have adequate resources to pay expected claims. However, if MBIA Corp. experiences higher than expected claims payments or is unable to commute exposures that represent substantial risk to the Company, MBIA Corp. may ultimately have insufficient resources to continue paying claims, which could also cause the NYSDFS to commence a rehabilitation or liquidation proceeding, as per Article 74 of the New York Insurance Law (“NYIL”), against MBIA Insurance Corporation (an “MBIA Corp. Proceeding”). As a result of the BofA Settlement Agreement, the risk of an MBIA Corp. Proceeding has been significantly reduced.

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

•

Incurred losses from insured RMBS have declined from their peaks. However, due to the large percentage of ineligible mortgage loans included within the MBIA Corp. insured second-lien portfolio, performance remains difficult to predict and losses could ultimately be in excess of MBIA Corp.’s current estimated loss reserves. In addition, MBIA Corp.’s efforts to recover losses from second-lien RMBS originators could be delayed, settled at amounts below its contractual claims or potentially settled at amounts below those recorded in its financial statements. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about MBIA Corp.’s RMBS reserves and recoveries.

•

Further economic stress might cause increases in MBIA Corp.’s loss estimates on its remaining exposure, particularly within its higher risk structured CMBS pool, ABS CDO and RMBS exposures. As of March 31, 2013, MBIA Corp.’s CMBS pools and CRE CDOs gross par outstanding, including approximately $6.1 billion of exposure held by Bank of America that was commuted subsequent to March 31, 2013, and ABS CDO gross par outstanding was approximately $17.6 billion and $4.1 billion, respectively. The Company’s primary strategy for managing its CMBS pool and ABS CDO exposures has been commutations. The Company’s ability to commute insured transactions is limited by available liquidity, including the availability of the BofA Secured Loan, intercompany loans and the use of other available financing structures and liquidity, some of which could be subject to regulatory approval by the NYSDFS. The BofA Secured Loan includes a number of provisions that govern MBIA Corp.’s ability to draw on the loan and use the proceeds from the borrowings, limit the amount MBIA Corp. can use to fund commutations without the consent of Bank of America, and require it to prepay borrowings. The loan also includes customary representations and warranties and customary affirmative and restricted covenants, including a requirement that MBIA Corp. maintain at least $750 million of statutory capital (defined as policyholders’ surplus plus contingency reserves). There can be no assurance that the Company will be able to fund further commutations through borrowings or otherwise. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about the Company’s estimate of losses on its exposures.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

•

As of March 31, 2013, MBIA Insurance Corporation was not in compliance with a requirement under NYIL to hold qualifying assets in an amount necessary to satisfy its contingency reserves. MBIA Insurance Corporation has reported the deficit and has requested approval from the NYSDFS, to release a portion of its contingency reserves as of September 30, 2012, December 31, 2012 and March 31, 2013, but to date has not received approval. In addition, as of March 31, 2013, MBIA Insurance Corporation exceeded its aggregate risk limits under NYIL. MBIA Insurance Corporation previously filed a formal notification with the NYSDFS regarding the overage and submitted a plan to achieve compliance with its limits. While the NYSDFS has not taken action against MBIA Insurance Corporation, the NYSDFS may restrict MBIA Insurance Corporation from making commutation or other payments or may impose other remedial actions for failing to meet these requirements.

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

As a result of the BofA Settlement Agreement, the risk of an MBIA Corp. Proceeding has been significantly reduced. While the Company believes MBIA Corp. will have adequate resources to pay expected claims, in the event it does not have adequate resources in the future and the NYSDFS were to commence an MBIA Corp. Proceeding, the Company would be subject to the following:

•

Medium-term notes (“MTNs”) issued by MBIA’s subsidiaries MBIA Global Funding, LLC (“GFL”) and Meridian Funding, LLC (“Meridian”), which are insured by MBIA Corp., would accelerate. To the extent GFL failed to pay the accelerated amounts under the GFL MTNs or the collateral securing the Meridian MTNs was deemed insufficient to pay the accelerated amounts under the Meridian MTNs, the MTN holders would have policy claims against MBIA Corp. for scheduled payments of interest and principal;

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

•

CDS counterparties may seek to terminate CDS contracts insured by MBIA Corp. and make market-based damage claims (irrespective of whether actual credit-related losses are expected under the underlying exposure). The Company believes that such an acceleration would likely eliminate any residual value in MBIA Corp.;

•

The Company may be unable to carry out its tax planning strategies as a result of an MBIA Corp. Proceeding. This may cause the Company to record additional allowances against a portion or all of its deferred tax assets. Refer to “Note 9: Income Taxes” for information about the Company’s deferred tax assets. In addition, the Company currently files a consolidated tax return. An MBIA Corp. Proceeding could result in challenges to the tax sharing arrangement among the MBIA affiliates that might adversely affect the Company’s ability to manage taxes efficiently;

•

The rehabilitator or liquidator would replace the Board of Directors of MBIA Insurance Corporation and take control of the operations and assets of MBIA Insurance Corporation, which would result in MBIA Inc. losing control of MBIA Insurance Corporation and possible changes to MBIA Insurance Corporation’s strategies and management;

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

•	An MBIA Corp. Proceeding would be an event of default under the BofA Secured Loan and, as a result, the loan could be accelerated and Bank of America would have rights to the loan’s collateral; and

•

An MBIA Corp. Proceeding may impose unplanned costs on MBIA Inc. In addition, MBIA Corp. would be subject to significant additional expenses arising from the appointment of a rehabilitator or liquidator, as receiver, and payment of the fees and expenses of the advisors to such rehabilitator or liquidator.

Note 2: Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and disclosures required by GAAP for annual periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position and results of operations. All material intercompany balances and transactions have been eliminated.

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

The results of operations for the three months ended March 31, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013. The December 31, 2012 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in comparison to prior years’ financial statements to conform to the current presentation. Such reclassifications had no impact on total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02)

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” that requires an entity to present information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component and to present significant amounts reclassified out of AOCI by the respective line items of net income. The amendment only affects the Company’s disclosures and does not affect the Company’s consolidated balance sheets, results of operations, or cash flows. The Company adopted this standard in the first quarter of 2013.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3: Recent Accounting Pronouncements (continued)

Disclosures about Offsetting Assets and Liabilities (ASU 2011-11)

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 creates new disclosure requirements about the nature of the Company’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. This amendment does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. The disclosure requirements are effective for the Company beginning in the first quarter of 2013. In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 clarifies that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. These standards only affect the Company’s disclosures and do not affect the Company’s consolidated balance sheets, results of operations, or cash flows. The Company adopted this standard in the first quarter of 2013.

Note 4: Variable Interest Entities

Structured Finance and International Insurance

Through MBIA’s structured finance and international insurance segment, the Company provides credit protection to issuers of obligations that may involve issuer-sponsored special purpose entities (“SPEs”). An SPE may be considered a variable interest entity (“VIE”) to the extent the SPE’s total equity at risk is not sufficient to permit the SPE to finance its activities without additional subordinated financial support or its equity investors lack any one of the following characteristics (i) the power to direct the activities of the SPE that most significantly impact the entity’s economic performance or (ii) the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity. A holder of a variable interest or interests in a VIE is required to assess whether it has a controlling financial interest, and thus is required to consolidate the entity as primary beneficiary. An assessment of a controlling financial interest identifies the primary beneficiary as the variable interest holder that has both of the following characteristics (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. An ongoing reassessment of controlling financial interest is required to be performed based on any substantive changes in facts and circumstances involving the VIE and its variable interests.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Wind-down Operations

In its asset/liability products segment, the Company invests in obligations issued by issuer-sponsored SPEs which are included in fixed-maturity securities held as available-for-sale (“AFS”). The Company evaluates issuer-sponsored SPEs to determine if the entity is a VIE. For all entities determined to be VIEs, the Company evaluates whether its investment is determined to have both of the characteristics of a controlling financial interest in the VIE. The Company performs an ongoing reassessment of controlling financial interests in issuer-sponsored VIEs based on investments held. MBIA’s wind-down operations do not have a controlling financial interest in any issuer-sponsored VIEs and are not the primary beneficiary of any issuer-sponsored VIEs.

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

Nonconsolidated VIEs

Insurance

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of March 31, 2013 and December 31, 2012, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of March 31, 2013 and December 31, 2012. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

	March 31, 2013
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$15,031	$10,796	$-	$60	$4	$53	$35	$66
Mortgage-backed residential	32,210	12,505	10	72	3,502	70	389	5
Mortgage-backed commercial	4,646	2,328	-	2	-	2	-	-
Consumer asset-backed	5,605	2,990	10	18	-	18	21	-
Corporate asset-backed	18,799	9,309	-	111	13	128	-	-

Total global structured finance	76,291	37,928	20	263	3,519	271	445	71
Global public finance	45,298	20,242	-	202	-	248	4	-

Total insurance	$121,589	$58,170	$20	$465	$3,519	$519	$449	$71

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) -	Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

	December 31, 2012
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$16,925	$10,873	$-	$62	$5	$55	$37	$74
Mortgage-backed residential	34,061	13,075	11	77	3,278	75	440	4
Mortgage-backed commercial	4,801	2,432	-	2	-	2	-	-
Consumer asset-backed	5,820	3,086	10	19	-	19	21	-
Corporate asset-backed	19,980	9,981	-	123	13	140	-	-

Total global structured finance	81,587	39,447	21	283	3,296	291	498	78
Global public finance	39,259	21,346	-	220	-	267	4	-

Total insurance	$120,846	$60,793	$21	$503	$3,296	$558	$502	$78

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) -	Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest, net of cessions to reinsurers, which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs.

Other

During the first quarter of 2013, the Company began managing a VIE that issues notes for the purpose of funding loans to the United Kingdom (“U.K.”) social housing sector. Assets of the VIE totaled approximately $135 million as of March 31, 2013. MBIA holds de minimis variable interests in the VIE, has no obligation or commitment to provide the financial support or liquidity to the VIE, and is not the primary beneficiary.

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $8.3 billion and $7.2 billion, respectively, as of March 31, 2013, and $8.3 billion and $7.3 billion, respectively, as of December 31, 2012. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Additional VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. No additional VIEs were consolidated or deconsolidated during the three months ended March 31, 2013 and 2012.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves

Loss and Loss Adjustment Expense Process

As of March 31, 2013, the majority of the Company’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP were related to insured second-lien and first-lien RMBS transactions. These reserves and recoveries do not include estimates for policies insuring credit derivatives. Policies insuring credit derivative contracts are accounted for as derivatives and carried at fair value under GAAP. The fair values of insured derivative contracts are influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policies. In the absence of credit impairments on insured derivative contracts or the early termination of such contracts at a loss, the cumulative unrealized losses recorded from fair valuing these contracts should reverse before or at the maturity of the contracts.

Notwithstanding the difference in accounting under GAAP for financial guarantee policies and the Company’s insured derivatives, insured derivatives have similar terms, conditions, risks, and economic profiles to financial guarantee insurance policies, and, therefore, are evaluated by the Company for loss (referred to as credit impairment herein) and loss adjustment expense (“LAE”) periodically in a manner similar to the way that loss and LAE reserves are estimated for financial guarantee insurance policies. Credit impairments represent actual payments and collections plus the present value of estimated expected future claim payments, net of recoveries. MBIA Insurance Corporation’s expected future claim payments for insured derivatives were discounted using a rate of 5.72%, the same rate it used to calculate its statutory loss reserves as of March 31, 2013. These credit impairments, calculated in accordance with statutory accounting principles (“U.S. STAT”), differ from the fair values recorded in the Company’s consolidated financial statements. The Company considers its credit impairment estimates as critical information for investors as it provides information about loss payments the Company expects to make on insured derivative contracts. As a result, the following loss and LAE process discussion includes information about loss and LAE activity recorded in accordance with GAAP for financial guarantee insurance policies and credit impairments estimated in accordance with U.S. STAT for insured derivative contracts. Refer to “Note 6: Fair Value of Financial Instruments” included herein for additional information about the Company’s insured credit derivative contracts.

RMBS Case Basis Reserves and Recoveries (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company calculated RMBS case basis reserves as of March 31, 2013 for both second-lien and first-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model, and a commercially available model to estimate expected ultimate cumulative losses on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous three months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case).

In calculating ultimate cumulative losses for RMBS, the Company estimates the amount of loans that are expected to be charged-off (deemed uncollectible by servicers of the transactions) or liquidated in the future. The Company assumes that charged-off loans have zero recovery values.

Second-lien RMBS Reserves

The Company’s second-lien RMBS case basis reserves as of March 31, 2013 relate to RMBS backed by home equity lines of credit (“HELOC”) and closed-end second mortgages (“CES”).

The Roll Rates for 30-59 day delinquent loans and 60-89 day delinquent loans are calculated on a transaction-specific basis. The Company assumes that the Roll Rate for 90+ day delinquent loans, excluding foreclosures and Real Estate Owned (“REO”) is 95%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of February 28, 2013 to estimate future losses from loans that are delinquent as of the current reporting period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Roll Rates for loans that are current as of February 28, 2013 (“Current Roll to Loss”) are also calculated on a transaction-specific basis. A proportion of loans reported current as of February 28, 2013 is assumed to become delinquent every month, at a Current Roll to Loss rate that persists at a high level for a time and subsequently starts to decline. A key assumption in the model is the period of time in which the Company projects high levels of Current Roll to Loss to persist. The Company runs multiple scenarios, each with varying periods of time, for which the high levels of Current Roll to Loss rates persist. Loss reserves are calculated by using a weighted average of these scenarios, with the majority of the probability assigned to stressful scenarios (stress case and additional stress case), where the high levels of Current Roll to Loss rates persist for six or twenty four months before reverting to historic levels. In the base case scenario, the Company assumes that the Current Roll to Loss begins to decline immediately and continues to decline over the next six months to 25% of their levels as of February 28, 2013. For example, in the base case, as of February 28, 2013, if the amount of current loans which become 30-59 days delinquent is 10%, and recent performance suggests that 30% of those loans will be charged-off, the Current Roll to Loss for the transaction is 3%. In the base case, it is then assumed that the Current Roll to Loss will reduce linearly to 25% of its original value over the next six months (i.e., 3% will linearly reduce to 0.75% over the six months from March 2013 to August 2013). After that six-month period, the Company further reduces the Current Roll to Loss to 0% by early 2014 with the expectation that the performing seasoned loans will eventually result in loan performance reverting to historically low levels of default.

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

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, Roll Rates, and prepayment rates (including voluntary and involuntary). However, given the large percentage of mortgage loans that were not underwritten by the sellers/servicers in accordance with applicable underwriting guidelines, performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the peak levels the Company is modeling for six months longer than in the probability-weighted outcome, the addition to the Company’s second-lien RMBS case basis reserves before considering potential recoveries would be approximately $80 million.

Second-lien RMBS Recoveries

As of March 31, 2013, the Company recorded estimated recoveries of $4.0 billion, gross of income taxes, related to second-lien RMBS put-back claims on ineligible mortgage loans, consisting of $2.8 billion included in “Insurance loss recoverable” and $1.2 billion included in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. As of March 31, 2013 and December 31, 2012, the Company’s estimated recoveries after income taxes calculated at the federal statutory rate of 35%, were $2.6 billion and $2.3 billion, respectively, which was 78% and 73% of the consolidated total shareholders’ equity of MBIA, excluding preferred stock of subsidiaries and noncontrolling interests. These estimated recoveries relate to the Company’s put-back claims of ineligible mortgage loans, including put-back claims settled in May of 2013 as part of the Bank of America and Flagstar Bank settlements and put-back claims being disputed by the loan sellers/servicers that are currently subject to litigation initiated by the Company to pursue recoveries. While the Company believes that it will prevail in enforcing its contractual rights against sellers/servicers with which it has not settled, there is uncertainty with respect to the ultimate outcome. Furthermore, there is a risk that sellers/servicers or other responsible parties might not be able to satisfy their put-back obligations. Such risks are contemplated in the scenarios the Company utilizes to calculate recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The Company assesses the financial abilities of the sellers/servicers using external credit ratings and other factors. The impact of such factors on cash flows related to expected recoveries is incorporated into the Company’s probability-weighted scenarios. Accordingly, the Company has not recognized any recoveries related to its IndyMac Bank, F.S.B. insured exposures and has subsequent to the Residential Capital, LLC (“ResCap”) bankruptcy filing revised the indicative scenarios and related probabilities related to ResCap put-back recoveries to contemplate bankruptcy scenario based outcomes. The Company’s expected recoveries may be discounted in the future based on additional reviews of the creditworthiness of other sellers/servicers.

The Company utilizes probability-weighted scenarios primarily based on the percentage of incurred losses for all sellers/servicers in order to estimate recoveries of ineligible mortgage loans.

On May 14, 2012, ResCap, and its wholly-owned subsidiary companies, Residential Funding Company, LLC (“RFC”) and GMAC Mortgage, LLC (“GMAC”), each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company believes that the claims against RFC and GMAC are stronger and better defined than most other unsecured creditor claims as a result of the following reasons:

•	MBIA’s direct contractual relationship between GMAC and RFC related to the Company’s second-lien RMBS put-back claims on ineligible mortgage loans;

•	MBIA’s legal claims against RFC and GMAC based on breach of contract and fraud have withstood motions to dismiss; and

•	MBIA expert reports submitted in the RFC litigation and subsequent decisions in other cases which have affirmed MBIA’s claims.

The Company has modeled scenario-based recoveries which are founded upon the strength of these claims as well as a range of estimated assets available to unsecured creditors of the ResCap companies. As of March 31, 2013, the auction of the servicing platform and specific loans of the ResCap bankruptcy estate, as well as the corresponding sales associated with the auctions, have concluded and closed. However, an actual distribution of proceeds will not occur until a plan detailing the distribution of assets has been approved by the bankruptcy court. Consequently, the outcomes utilized by the Company continue to be based upon information that was available to the Company as of the filing date.

As of March 31, 2013, the Company continues to maintain the same probability-weighted scenarios for its non-GMAC and non-RFC exposures (non-ResCap exposures), which are primarily based on the percentage of incurred losses the Company would collect. The non-ResCap recovery estimates incorporate five scenarios that include full recovery of its incurred losses and limited/reduced recoveries due to litigation delays and risks and/or potential financial distress of the sellers/servicers. Probabilities were assigned across these scenarios, with most of the probability weight on partial recovery scenarios.

The sum of the probabilities assigned to all scenarios, both ResCap and non-ResCap is 100%. Expected cash inflows from recoveries are discounted using the current risk-free discount rates associated with the underlying transaction’s cash flows. Excluding Bank of America and Flagstar Bank, this ranged from 0.9% to 2.0%, depending upon the transaction’s expected average life, which ranged from 5.5 years to 11.1 years. However, based on the Company’s assessment of the strength of its contract claims, the Company believes it is entitled to collect and/or assert a claim for the full amount of its incurred losses on these transactions, which totaled $2.1 billion through March 31, 2013, excluding incurred losses related to claims against Bank of America and Flagstar Bank that were settled in May of 2013. The Company is entitled to collect interest on amounts paid.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The Company consistently reviews the approach and assumptions it applies to calculate put-back recoveries. As previously indicated, the relevant transactional documents afford the Company the contractual right to put-back ineligible loans. The same transactional documents also provide that the Company is entitled to reimbursement of interest on paid claims at a prescribed interest rate. Following Judge Jed Rakoff’s decision on February 7, 2013 in the Assured Guaranty v. Flagstar case (Assured Guaranty Municipal Corp. v. Flagstar Bank, 11-cv-02375, U.S. District Court, Southern District of New York (Manhattan)), in which he confirmed Assured Guaranty’s analogous right to recover contractual interest in addition to claims paid, the Company has refined its put-back recovery assumptions to increase the probability that it will be reimbursed for contractual interest owed on paid claims. Consistent with the Company’s probability based put-back recovery calculations it has determined the interest owed contemplating litigation risk, and repayment risk, as well as the potential value in the context of a settlement. The Company continues to maintain that in the context of its put-back litigation, the Company is entitled to receive interest at the New York State statutory rate, however, it currently calculates its put-back recoveries using the contractual interest rate, which is lower than the New York State statutory rate.

As of March 31, 2013, sellers/servicers have not substituted loans which MBIA has put-back, and the amount of loans repurchased has been insignificant. The unsatisfactory resolution of these put-backs led MBIA to initiate litigation against six of the sellers/servicers to enforce their obligations. The Company has alleged several causes of action in its complaints, including breach of contract, fraudulent inducement and indemnification. MBIA’s aggregate $4.0 billion of estimated potential recoveries do not include damages from causes of action other than breach of contract. Irrespective of amounts recorded in its financial statements, MBIA is seeking to recover and/or assert claims for the full amount of its incurred losses and other damages on these transactions. As of March 31, 2013, MBIA has not collected any material amounts of cash related to these recoveries. Subsequent to March 31, 2013, MBIA settled its put-back claims against Bank of America and Flagstar Bank. Refer to “Note 1: Business Developments and Risks and Uncertainties” included herein for a description of the BofA Settlement Agreement. Additional information on the status of litigation against other sellers/servicers can be found in the “Recovery Litigation” discussion within “Note 13: Commitments and Contingencies”.

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

The Company’s assessment of the recovery outlook for insured second-lien RMBS issues is principally based on the following factors:

1.	the strength of the Company’s existing contract claims related to ineligible mortgage loan substitution/repurchase obligations;

2.	the settlement of the Company’s put-back related claims with Bank of America and Flagstar Bank in May of 2013 and the settlement of Assured Guaranty’s and Syncora’s put-back related claims with Bank of America;

3.	the improvement in the financial strength of certain sellers/servicers due to mergers and acquisitions and/or government assistance, which should facilitate the ability of these sellers/servicers and their successors to comply with required loan repurchase/substitution obligations. The Company is not aware of any provisions that explicitly preclude or limit successors’ obligations to honor the obligations of original sellers/servicers. The Company’s assessment of any credit risk associated with sellers/servicers (or their successors) is reflected in the Company’s probability-weighted potential recovery scenarios;

4.	evidence of ineligible mortgage loan repurchase/substitution by sellers/servicers for put-back requests made by other harmed parties; this factor is further enhanced by (i) Bank of America’s disclosure that it has resolved $8.0 billion of repurchase requests in the fourth quarter of 2010; (ii) the Fannie Mae settlements with Ally Bank announced on December 23, 2010 and with Bank of America (which also involved Freddie Mac) announced on December 31, 2010; and (iii) the Bank of America settlement with Fannie Mae announced on January 7, 2013, which settlement substantially resolves Countrywide repurchase related claims between Bank of America and Fannie Mae;

5.	the Company’s settlement agreements entered into in 2010, 2011 and 2013 between MBIA Corp. and sponsors of certain MBIA Corp.-insured mortgage loan securitizations in which the Company received consideration in exchange for a release relating to its representation and warranty claims against the sponsors. These settlements resolved all of MBIA’s representation and warranty claims against the sponsors on mutually beneficial terms and in aggregate were slightly more than the recoveries previously recorded by the Company related to these exposures;

6.	Assured Guaranty’s favorable court ruling awarding it $90 million (plus interest, fees and expenses) due to Flagstar Bank’s pervasive breach of mortgage representations and warranties;

7.	the defendants’ failure to win dismissals of MBIA’s put-back litigations discussed above, allowing MBIA to continue to pursue its contract and fraud claims;

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

8.	MBIA’s successful motion in the Countrywide litigation allowing MBIA to present evidence of liability and damages through the introduction of statistically valid random samples of loans rather than on a loan-by-loan basis and subsequent decisions consistent with that ruling;

9.	MBIA’s successful motion regarding causation in the Countrywide litigation, which provides that MBIA is not required to establish a direct causal link between Countrywide’s misrepresentations and MBIA’s claims payments made pursuant to the insurance policies at issue, and that MBIA may seek damages equal to the amount that it has been and will be required to pay under the relevant policies, less premiums received;

10.	the April 2, 2013 decision in MBIA’s Countrywide litigation from the New York State Supreme Court, Appellate Division, First Department, in which the Court endorsed MBIA’s position that the repurchase provision in the transactional documents, on which the Company’s recoveries are based, does not require the loans be delinquent or defaulted to be eligible for repurchase, and that to prevail on the fraud and contract claims, MBIA need not establish causation tying Countrywide’s misrepresentations to the Company’s claims payments;

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

All of the Company’s policies insuring second-lien RMBS for which litigation has been initiated against sellers/servicers are in the form of financial guarantee insurance contracts. In accordance with GAAP, the Company has not recorded a gain contingency with respect to pending litigation.

First-lien RMBS Reserves

The Company’s first-lien RMBS case basis reserves as of March 31, 2013, which primarily relate to RMBS backed by alternative A-paper (“Alt-A”) and subprime mortgage loans, were determined using the Roll Rate Methodology. The Company assumes that the Roll Rate for loans in foreclosure, REO and bankruptcy are 90%, 90% and 75%, respectively. Roll Rates for current, 30-59 day delinquent loans, 60-89 day delinquent loans and 90+ day delinquent loans are calculated on a transaction-specific basis. The Current Roll to Loss rates stay at the February 28, 2013 level for one month before declining to 25% of this level over a 24-month period. Additionally, the Company runs scenarios where the 90+ day roll rate to loss is set at 90%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of February 28, 2013 to estimate future losses from loans that are delinquent as of the current reporting period.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

ABS CDOs (Financial Guarantees and Insured Derivatives)

MBIA’s insured ABS CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes but are not limited to RMBS related collateral, ABS CDOs, corporate CDOs and collateralized loan obligations). These transactions were insured as either financial guarantee insurance policies or credit derivatives with the majority insured in the form of credit derivatives. Since the fourth quarter of 2007, MBIA’s insured par exposure within the ABS CDO portfolio has been substantially reduced through a combination of terminations and commutations. Accordingly, as of March 31, 2013, the insured par exposure of the ABS CDO financial guarantee insurance policies and credit derivatives portfolio has declined by approximately 89% of the insured amount as of December 31, 2007.

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

As of March 31, 2013, the Company established loss and LAE reserves totaling $107 million related to ABS CDO financial guarantee insurance policies after the elimination of $234 million as a result of consolidating VIEs. For the three months ended March 31, 2013, the Company had a benefit of $37 million of losses and LAE recorded in earnings related to ABS CDO financial guarantee insurance policies after the elimination of a $2 million benefit as a result of consolidating VIEs. In the event of further deteriorating performance of the collateral referenced or held in ABS CDO transactions, the amount of losses estimated by the Company could increase materially.

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

The Company has developed multiple scenarios to consider the range of potential outcomes in the CRE market and their impact on MBIA. The approaches require substantial judgments about the future performance of the underlying loans, and include the following:

•

The first approach considers the range of commutation agreements achieved since 2010 through March 31, 2013, which included 66 structured CMBS pools, CRE CDOs and CRE loan pool policies totaling $33.1 billion of gross insured exposure. The Company considers the range of commutations achieved over the past several years with multiple counterparties. This approach results in an estimated price to commute the remaining policies with price estimates, based on this experience. It is customized by counterparty and is dependent on the level of dialogue with the counterparty and the credit quality and payment profile of the underlying exposure.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

•

The second approach considers current delinquency rates and uses current and projected net operating income (“NOI”) and capitalization rates (“Cap Rates”) to project losses under two scenarios. Loans are stratified by size with larger loans being valued utilizing lower Cap Rates than for smaller loans. These scenarios also assume that Cap Rates and NOIs remain flat for the near term and then begin to improve gradually. Additionally, in these scenarios, any loan with a balance greater than $75 million with a debt service coverage ratio (“DSCR”) less than 1.0x, or that was reported as being in any stage of delinquency, was reviewed individually so that performance and loss severity could be more accurately determined. Specific loan level assumptions for this large loan subset were then incorporated into these scenarios, as well as specific assumptions regarding certain smaller loans when there appeared to be a material change in the asset’s financial or delinquency performance over the preceding six months. As the Company continues to increase the level of granularity in its individual loan assessments, it analyzes and adjusts assumptions for loans with certain mitigating attributes, such as no lifetime delinquency, recent appraisals indicating sufficient value and large capital reserve levels. These scenarios project different levels of additional defaults with respect to loans that are current. This approach makes use of the most recent financial statements available at the property level.

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

For the three months ended March 31, 2013, the Company had a benefit of $8 million of losses and LAE recorded in earnings related to CRE CDO financial guarantee insurance policies. For the three months ended March 31, 2013, additional credit impairments and LAE on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $290 million as a result of additional delinquencies and loan level liquidations, as well as continued refinements of MBIA’s assessment of various commutation possibilities. The majority of the increase relates to a subset of transactions with a single counterparty. The cumulative credit impairments and LAE on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $3.9 billion through March 31, 2013. The pace of increases in the delinquency rate has slowed, many loans are being modified and liquidations continue to take place. Some loans were liquidated with minimal losses of 1% to 2%, others experienced near complete losses, and in some cases severities exceeded 100%. These liquidations have led to losses in the CMBS market, and in many cases, have resulted in reductions of enhancement to the individual CMBS bonds referenced by the insured structured CMBS pools. In certain insured transactions, these losses have resulted in deductible erosion. Bond level enhancement and pool level deductibles are structural features intended to mitigate losses to the Company. However, some of the transactions reference similar rated subordinate tranches of CMBS bonds. When there are broad-based declines in property performance, this leverage can result in rapid deterioration in pool performance. Subsequent to March 31, 2013, a CMBS pool transaction experienced deterioration such that all remaining deductible was eliminated and claims for this transaction were presented to the Company.

Loss and LAE Activity

Financial Guarantee Insurance Losses (Non-Derivative)

The Company’s financial guarantee insurance losses and LAE for the three months ended March 31, 2013 are presented in the following table:

Losses and LAE
	Three Months Ended March 31, 2013
In millions	Second-lien RMBS	First-lien RMBS	Other(1)	Total
Losses and LAE related to actual and expected payments	$67	$(12)	$(51)	$4
Recoveries of actual and expected payments	(220)	(4)	26	(198)

Gross losses incurred	(153)	(16)	(25)	(194)
Reinsurance	-	-	-	-

Losses and LAE	$(153)	$(16)	$(25)	$(194)

(1) -	Primarily financial guarantee ABS CDOs.

The second-lien RMBS losses and LAE related to actual and expected payments included in the preceding table comprise net increases of previously established reserves. The second-lien RMBS recoveries of actual and expected payments include $306 million in recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, partially offset by a $94 million reduction in excess spread.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of March 31, 2013:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	54	24	8	209	295
Number of issues(1)	31	15	8	139	193
Remaining weighted average contract period (in years)	7.9	4.9	8.1	9.8	8.8
Gross insured contractual payments outstanding:(2)
Principal	$3,893	$1,466	$232	$9,246	$14,837
Interest	2,526	359	97	5,312	8,294

Total	$6,419	$1,825	$329	$14,558	$23,131

Gross claim liability	$-	$-	$-	$1,459	$1,459
Less:
Gross potential recoveries	-	-	-	4,276	4,276
Discount, net	-	-	-	234	234

Net claim liability (recoverable)	$-	$-	$-	$(3,051)	$(3,051)

Unearned premium revenue	$125	$22	$2	$116	$265

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2012:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	54	25	10	206	295
Number of issues(1)	29	15	10	136	190
Remaining weighted average contract period (in years)	8.1	4.0	7.6	9.5	8.7
Gross insured contractual payments outstanding:(2)
Principal	$4,250	$1,176	$373	$9,458	$15,257
Interest	2,721	256	120	5,264	8,361

Total	$6,971	$1,432	$493	$14,722	$23,618

Gross claim liability	$-	$-	$-	$1,589	$1,589
Less:
Gross potential recoveries	-	-	-	4,109	4,109
Discount, net	-	-	-	229	229

Net claim liability (recoverable)	$-	$-	$-	$(2,749)	$(2,749)

Unearned premium revenue	$142	$11	$3	$122	$278

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The gross claim liability as of March 31, 2013 and December 31, 2012 in the preceding tables represents the Company’s estimate of undiscounted probability-weighted future claim payments, which principally relate to insured first-lien and second-lien RMBS transactions and U.S. public finance transactions. The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments, and principally relate to insured second-lien RMBS transactions. Both amounts reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

The following table presents the components of the Company’s loss and LAE reserves and insurance loss recoverable as reported on the Company’s consolidated balance sheets as of March 31, 2013 and December 31, 2012 for insured obligations within MBIA’s “Classified List”. The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

In millions	As of March 31, 2013	As of December 31, 2012
Loss reserves (claim liability)	$713	$790
LAE reserves	72	63

Loss and LAE reserves	$785	$853

Insurance claim loss recoverable	$(3,840)	$(3,610)
LAE insurance loss recoverable	(37)	(38)

Insurance loss recoverable	$(3,877)	$(3,648)

Reinsurance recoverable on unpaid losses	$14	$14
Reinsurance recoverable on paid losses	-	1

Reinsurance recoverable on paid and unpaid losses	$14	$15

As of March 31, 2013, loss and LAE reserves include $1.1 billion of reserves for expected future payments offset by expected recoveries of such future payments of $289 million. As of December 31, 2012, loss and LAE reserves included $1.2 billion of reserves for expected future payments offset by expected recoveries of such future payments of $332 million. As of March 31, 2013 and December 31, 2012, the insurance loss recoverable principally related to estimated recoveries of payments made by the Company resulting from ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans and expected future recoveries on second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions. The Company expects to be reimbursed for the majority of its potential recoveries related to ineligible mortgage loans by the second half of 2013.

Total paid losses and LAE, net of reinsurance and collections, for the three months ended March 31, 2013 was $102 million, including $84 million related to insured second-lien RMBS transactions. For the three months ended March 31, 2013, the increase in insurance loss recoverable related to paid losses totaled $229 million, and principally related to insured second-lien RMBS transactions.

The following table presents the Company’s second-lien RMBS exposure, gross undiscounted claim liability and potential recoveries for amounts excluding consolidated VIEs and amounts related to consolidated VIEs, as of March 31, 2013. All insured transactions reviewed with potential recoveries are included within the “Classified List”.

Second-lien RMBS Exposure		Outstanding		Gross Undiscounted
$ in billions	Issues	Gross Principal	Gross Interest	Claim Liability	Potential Recoveries
Excluding Consolidated VIEs:
Insured issues designated as “Classified List”	23	$4.0	$1.5	$0.2	$3.7
Insured issues reviewed with potential recoveries	16	$3.6	$1.4	$0.2	$3.6
Consolidated VIEs:
Insured issues designated as “Classified List”	12	$2.1	$0.8	$0.1	$1.4
Insured issues reviewed with potential recoveries	11	$2.0	$0.8	$0.1	$1.4

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The Company has performed reviews on 30 of the 35 total insured issues designated as “Classified List” and recorded potential recoveries on 27 of those 30 issues, primarily related to five issuers (Countrywide, RFC, GMAC, Flagstar Bank and Credit Suisse). In addition, the Company has received consideration on two transactions, including one Alt-A transaction, which have been excluded in the preceding table.

The following table presents changes in the Company’s loss and LAE reserves for the three months ended March 31, 2013. Changes in the loss and LAE reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in the timing and amounts of estimated payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of March 31, 2013, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 1.50%. LAE reserves are expected to be settled within a one-year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Three Months Ended March 31, 2013
Gross Loss and LAE Reserves as of December 31, 2012	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Timing of Payments	Changes in Amount of Net Payments	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Gross Loss and LAE Reserves as of March 31, 2013
$853	$(78)	$3	$(33)	$11	$(1)	$26	$(5)	$9	$785

The decrease in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily due to a decrease in reserves related to loss payments on insured first-lien and second-lien RMBS issues.

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the three months ended March 31, 2013. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in the timing and amounts of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Three Months Ended March 31, 2013
In millions	Gross Reserve as of December 31, 2012	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Timing of Collections	Changes in Amount of Collections	Changes in Assumptions	Changes in LAE Recoveries	Gross Reserve as of March 31, 2013
Insurance loss recoverable	$3,648	$(9)	$11	$(4)	$-	$(53)	$285	$(1)	$3,877
Recoveries on unpaid losses	332	-	1	(5)	-	-	(41)	2	289

Total	$3,980	$(9)	$12	$(9)	$-	$(53)	$244	$1	$4,166

The Company’s insurance loss recoverable increased during 2013 primarily due to changes in assumptions associated with issues outstanding as of December 31, 2012, which related to increases in expected recoveries on ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, partially offset by changes in the amount of collections. Recoveries on unpaid losses decreased primarily due to changes in assumptions.

The following table presents the Company’s total estimated recoveries from ineligible mortgage loans included in certain insured second-lien mortgage loan securitizations as of March 31, 2013. The total estimated recoveries from ineligible mortgage loans of $4.0 billion include $2.8 billion recorded as “Insurance loss recoverable” and $1.2 billion recorded as “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

In millions

Total Estimated Recoveries from Ineligible Mortgage Loans as of December 31, 2012	Accretion of Future Collections	Changes in Discount Rates	Recoveries (Collections)	Changes in Amount of Collections	Changes in Assumptions	Total Estimated Recoveries from Ineligible Mortgage Loans as of March 31, 2013
$3,583	$11	$(1)	$-	$-	$374	$3,967

The Company’s total estimated recoveries from ineligible mortgage loans in the preceding table increased primarily as a result of the modification of the put-back recovery assumptions which increased the probability that the Company will be reimbursed for contractual interest owed on paid claims as described within the preceding “Second-lien RMBS Recoveries” section.

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

	Three Months Ended March 31,
In millions	2013	2012
Loss adjustment expense incurred, gross	$18	$75

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

1. Financial Assets (excluding derivative assets)

Financial assets, excluding derivative assets, held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company reviews the assumptions, inputs and methodologies used by pricing services to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company believes a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update their price, and the Company still does not agree with the price provided, the Company will try to obtain a price from another third-party provider, such as a broker, or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of March 31, 2013 or December 31, 2012. All challenges to third-party prices are reviewed by staff of the Company with relevant expertise to ensure reasonableness of assumptions.

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

2. Financial Liabilities (excluding derivative liabilities)

Financial liabilities, excluding derivative liabilities, issued by the Company primarily consist of investment agreements and MTNs within its wind-down operations, debt issued for general corporate purposes and debt in VIEs. Investment agreements, MTNs, and corporate debt are typically recorded at face value adjusted for premiums or discounts. Financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for similar products. These valuations include adjustments for expected nonperformance risk of the Company.

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

Fixed-Maturity Securities (including short-term investments) Held as Available-For-Sale, Fixed-Maturity Securities at Fair Value, Investments Pledged as Collateral, Investments Held-to-Maturity, and Other Investments

Fixed-maturity securities (including short-term investments) held as AFS, fixed-maturity securities at fair value, investments pledged as collateral, and other investments include investments in U.S. Treasury and government agencies, foreign governments, corporate obligations, mortgage-backed securities (“MBS”) and ABS (including CMBS and CDOs), state and municipal bonds and perpetual debt and equity securities (including money market mutual funds).

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

The fair value of the held-to-maturity (“HTM”) investments is determined using discounted cash flow models. Key inputs include unobservable cash flows projected over the expected term of the investment discounted using observable interest rate yield curves of similar securities.

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

Loan Repurchase Commitments

Loan repurchase commitments are obligations owed by the sellers/servicers of mortgage loans to either MBIA as reimbursement of paid claims or to the RMBS trusts as defined in the transaction documents. Loan repurchase commitments are assets of the consolidated VIEs. This asset represents the rights of MBIA against the sellers/servicers for breaches of representations and warranties that the securitized residential mortgage loans sold to the trust to comply with stated underwriting guidelines and for the sellers/servicers to cure, replace, or repurchase mortgage loans. Fair value measurements of loan repurchase commitments represent the amounts owed by the sellers/servicers to MBIA as reimbursement of paid claims. Loan repurchase commitments are not securities and no quoted prices or comparable market transaction information are observable or available. Loan repurchase commitments at fair value are categorized in Level 3 of the fair value hierarchy. Fair values of loan repurchase commitments are determined using discounted cash flow techniques based on inputs including:

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

Medium-Term Notes

The fair values of certain MTNs are based on quoted market prices provided by third-party sources, where available. When quoted market prices are not available, the Company applies a matrix pricing grid based on the quoted market prices received and the MTNs’ stated maturity and interest rate to determine fair value. Nonperformance risk is included in the quoted market prices and the matrix pricing grid.

The Company has elected to record these MTNs at fair value as they contain embedded derivatives which cannot accurately be separated from the host debt instrument and fair valued separately, therefore, these MTNs are carried at fair value with changes in fair value reflected in earnings. The remaining MTNs, which are not carried at fair value, do not contain embedded derivatives.

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

Long-term Debt

Long-term debt consists of notes, debentures and surplus notes. The fair value of long-term notes, debentures and surplus notes are estimated based on quoted prices for the identical or similar securities. Long-term debt is categorized as Level 2 of the fair value hierarchy.

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

Approximately 80% of the balance sheet fair value of insured credit derivatives as of March 31, 2013 was valued primarily based on the Binomial Expansion Technique (“BET”) Model. Approximately 20% of the balance sheet fair value of insured credit derivatives as of March 31, 2013 was valued primarily based on the internally developed Direct Price Model. An immaterial amount of insured credit derivatives were valued using the dual-default model. The valuation of insured derivatives includes the impact of its credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as their fair value is derived using significant unobservable inputs.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

There were some transactions where the Company incorporated multiple levels within the hierarchy, including using actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. As of March 31, 2013, sector-specific spreads were used in 8% of the transactions valued using the BET Model. Corporate spreads were used in 42% of the transactions and spreads benchmarked from the most relevant spread source were used for 50% of the transactions. The spread source can also be identified by whether or not it is based on collateral weighted average rating factor (“WARF”). No collateral-specific spreads are based on WARF. Sector-specific spreads, corporate spreads and some benchmarked spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spreads were used for 77% of the transactions.

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

d. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET Model at discount rates which include MBIA CDS spreads as of March 31, 2013. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than the Company’s recovery derivative price multiplied by the unadjusted derivative liability.

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

Overall Model Results

As of March 31, 2013 and December 31, 2012, the Company’s net insured derivative liability was $3.0 billion and $2.9 billion, respectively, and was primarily related to the fair values of insured credit derivatives, based on the results of the aforementioned pricing models. In the current environment, the most significant driver of changes in fair value is nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $3.2 billion and $4.4 billion lower than the net liability that would have been estimated if the Company excluded nonperformance risk in its valuation as of March 31, 2013 and December 31, 2012, respectively. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of the Company’s economic condition, that the Company will be able to pay all claims when due.

Warrants

Stock warrants issued by the Company are recorded at fair value based on a modified Black-Scholes model. Inputs into the warrant valuation include interest rates, stock volatilities and dividend data. As all significant inputs are market-based and observable, warrants are categorized in Level 2 of the fair value hierarchy.

Accrued Interest Expense

The fair value of the accrued interest expense on the surplus notes due 2033 is determined based on the scheduled interest payments discounted by the market’s perception of the credit risk related to the repayment of the surplus notes. The credit risk related to the repayment of the surplus notes is based on recent trades of the surplus notes. The deferred interest payment will be due on the first business day on or after which the Company obtains approval to make such payment.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012. These tables exclude inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations.

In millions	Fair Value as of March 31, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,819	Quoted market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 21% (4%)
Loan repurchase commitments	1,176	Discounted cash flow	Recovery rates Breach rates	10% - 75% (46%) 67% - 94% (78%)
Liabilities of consolidated VIEs:
Variable interest entity notes	1,901	Quoted market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 34% (8%)
Credit derivative liabilities, net:
CMBS	1,851	BET Model	Recovery rates	21% - 90% (51%)
			Nonperformance risk	20% - 48% (48%)
			Weighted average life (in years)	0.1 - 33.5 (4.3)
			CMBS spreads	0.6% - 23.5% (13.1%)
Multi-sector CDO	594	Direct Price Model	Nonperformance risk	48% - 48% (48%)
Other	549	BET Model	Recovery rates	42% - 70% (47%)
			Nonperformance risk	37% - 48% (48%)
			Weighted average life (in years)	0.4 - 19.6 (2.8)

In millions	Fair Value as of December 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,881	Quoted market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 14% (3%)
Loan repurchase commitments	1,086	Discounted cash flow	Recovery rates	10% - 75% (47%)
			Breach rates	66% - 94% (78%)
Liabilities of consolidated VIEs:
Variable interest entity notes	1,932	Quoted market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 23% (6%)
Credit derivative liabilities, net:
CMBS	1,590	BET Model	Recovery rates	21% - 90% (51%)
			Nonperformance risk	19% - 59% (58%)
			Weighted average life (in years)	0.1 - 5.6 (4.4)
			CMBS spreads	1% - 23% (13%)
Multi-sector CDO	525	Direct Price Model	Nonperformance risk	59% - 59% (59%)
Other	806	BET Model	Recovery rates	42% - 75% (47%)
			Nonperformance risk	42% - 59% (58%)
			Weighted average life (in years)	0.1 - 19.6 (3.0)

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

The significant unobservable inputs used in the fair value measurement of the Company’s CMBS credit derivatives, which are valued using the BET Model, are CMBS spreads, recovery rates, nonperformance risk and weighted average life. The CMBS spread is an indicator of credit risk of the collateral securities. The recovery rate represents the percentage of notional expected to be recovered after an asset defaults, indicating the severity of a potential loss. The nonperformance risk is an assumption of the Company’s own ability to pay and whether the Company will have the necessary resources to pay the obligations as they come due. Weighted average life is based on the Company’s estimate of when the principal of the underlying collateral of the CMBS structure will be repaid. A significant increase in weighted average life can result in an increase or decrease in the fair value of the derivative liability, depending on the discount rate and the timing of significant losses. Any significant increase or decrease in recovery rates or the Company’s nonperformance risk would result in a decrease or increase in the fair value of the derivative liabilities, respectively. CMBS spreads, recovery rates, nonperformance risk and weighted average lives are determined independently. Changes in one input will not necessarily have any impact on the other inputs.

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

The significant unobservable inputs used in the fair value measurement of the Company’s other credit derivatives, which are valued using the BET Model, are recovery rates, nonperformance risk and weighted average life. The recovery rate represents the percentage of notional expected to be recovered after an asset defaults, indicating the severity of a potential loss. The nonperformance risk is an assumption of the Company’s own ability to pay and whether the Company will have the necessary resources to pay the obligations as they come due. Weighted average life is based on the Company’s estimate of when the principal of the underlying collateral will be repaid. A significant increase in weighted average life can result in an increase or decrease in the fair value of the derivative liability, depending on the discount rate and the timing of significant losses. Any significant increase or decrease in recovery rates or the Company’s nonperformance risk would result in a decrease or increase in the fair value of the derivative liabilities, respectively. Recovery rates, nonperformance risk and weighted average lives are determined independently. Changes in one input will not necessarily have any impact on the other inputs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of March 31, 2013
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$641	$99	$-		$-	$740
State and municipal bonds	-	1,504	23	(1)	-	1,527
Foreign governments	110	91	8	(1)	-	209
Corporate obligations	-	1,087	57	(1)	-	1,144
Mortgage-backed securities:
Residential mortgage-backed agency	-	931	-		-	931
Residential mortgage-backed non-agency	-	89	1	(1)	-	90
Commercial mortgage-backed	-	24	13	(1)	-	37
Asset-backed securities:
Collateralized debt obligations	-	61	37	(1)	-	98
Other asset-backed	-	78	67	(1)	-	145

Total fixed-maturity investments	751	3,964	206		-	4,921
Money market securities	693	7	-		-	700
Perpetual debt and equity securities	27	12	10	(1)	-	49
Cash and cash equivalents	862	-	-		-	862
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	81	4	(1)	(81)	4

Total derivative assets	-	81	4		(81)	4

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of March 31, 2013
Assets of consolidated VIEs:
State and municipal bonds	-	37	-		-	37
Corporate obligations	-	209	79	(1)	-	288
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	893	6	(1)	-	899
Commercial mortgage-backed	-	416	28	(1)	-	444
Asset-backed securities:
Collateralized debt obligations	-	207	117	(1)	-	324
Other asset-backed	-	117	47	(1)	-	164
Money market securities	220	-	-		-	220
Cash	72	-	-		-	72
Loans receivable	-	-	1,819		-	1,819
Loan repurchase commitments	-	-	1,176		-	1,176

Total assets	$2,625	$5,943	$3,492		$(81)	$11,979

Liabilities:
Medium-term notes	$-	$-	$181	(1)	$-	$181
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	12	2,994		-	3,006
Non-insured derivatives:
Interest rate derivatives	-	265	3	(1)	(269)	(1)
Currency derivatives	-	-	1	(1)	-	1
Other liabilities:
Warrants	-	12	-		-	12
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,677	1,901		-	3,578
Derivative liabilities:
Interest rate derivatives	-	126	-		-	126
Currency derivatives	-	-	23	(1)	-	23

Total liabilities	$-	$2,092	$5,103		$(269)	$6,926

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2012
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$784	$100	$-		$-	$884
State and municipal bonds	-	1,429	103	(1)	-	1,532
Foreign governments	86	107	3	(1)	-	196
Corporate obligations	-	1,140	76	(1)	-	1,216
Mortgage-backed securities:
Residential mortgage-backed agency	-	988	-		-	988
Residential mortgage-backed non-agency	-	94	4	(1)	-	98
Commercial mortgage-backed	-	20	28	(1)	-	48
Asset-backed securities:
Collateralized debt obligations	-	65	31	(1)	-	96
Other asset-backed	-	119	26	(1)	-	145

Total fixed-maturity investments	870	4,062	271		-	5,203
Money market securities	585	8	-		-	593
Perpetual debt and equity securities	23	20	14	(1)	-	57
Cash and cash equivalents	814	-	-		-	814
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	89	5	(1)	(90)	4

Total derivative assets	-	89	5		(90)	4

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2012
Assets of consolidated VIEs:
State and municipal bonds	-	41	-		-	41
Corporate obligations	-	215	78	(1)	-	293
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	869	6	(1)	-	875
Commercial mortgage-backed	-	410	7	(1)	-	417
Asset-backed securities:
Collateralized debt obligations	-	215	125	(1)	-	340
Other asset-backed	-	120	64	(1)	-	184
Money market securities	210	-	-		-	210
Cash	176	-	-		-	176
Loans receivable	-	-	1,881		-	1,881
Loan repurchase commitments	-	-	1,086		-	1,086

Total assets	$2,678	$6,049	$3,537		$(90)	$12,174

Liabilities:
Medium-term notes	$-	$-	$165	(1)	$-	$165
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	13	2,921		-	2,934
Non-insured derivatives:
Interest rate derivatives	-	287	4	(1)	(293)	(2)
Currency derivatives	-	1	1	(1)	-	2
Other liabilities:
Warrants	-	6	-		-	6
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,727	1,932		-	3,659
Derivative liabilities:
Interest rate derivatives	-	141	-		-	141
Currency derivatives	-	-	21	(1)	-	21

Total liabilities	$-	$2,175	$5,044		$(293)	$6,926

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

Level 3 assets at fair value, as of March 31, 2013 and December 31, 2012 represented approximately 29% of total assets measured at fair value. Level 3 liabilities at fair value, as of March 31, 2013 and December 31, 2012 represented approximately 74% and 73%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of March 31, 2013	Carry Value Balance as of March 31, 2013
Assets:
Other investments	$-	$-	$9	$9	$9
Accrued investment income(1)	40	-	-	40	40
Receivable for investments sold(1)	3	-	-	3	3
Net cash collateral pledged(1)	58	-	-	58	58
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,759	2,759	2,826

Total assets	$101	$-	$2,768	$2,869	$2,936

Liabilities:
Investment agreements	$-	$-	$1,126	$1,126	$915
Medium-term notes	-	-	944	944	1,396
Long-term debt	-	801	-	801	1,661
Payable for investments purchased(2)	51	-	-	51	51
Accrued interest expense(2)	13	21	-	34	103
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	3,253	3,253	3,461

Total liabilities	$64	$822	$5,323	$6,209	$7,587

Financial Guarantees:
Gross	$-	$-	$466	$466	$(318)
Ceded	-	-	100	100	87

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2012	Carry Value Balance as of December 31, 2012
Assets:
Other investments	$-	$-	$9	$9	$9
Accrued investment income(1)	43	-	-	43	43
Receivable for investments sold(1)	17	-	-	17	17
Net cash collateral pledged(1)	66	-	-	66	66
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,674	2,674	2,829

Total assets	$126	$-	$2,683	$2,809	$2,964

Liabilities:
Investment agreements	$-	$-	$1,175	$1,175	$944
Medium-term notes	-	-	860	860	1,433
Long-term debt	-	692	-	692	1,662
Payable for investments purchased(2)	50	-	-	50	50
Accrued interest expense(2)	9	10	-	19	70
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	3,147	3,147	3,465

Total liabilities	$59	$702	$5,182	$5,943	$7,624

Financial Guarantees:
Gross	$-	$-	$650	$650	$143
Ceded	-	-	97	97	91

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2013 and 2012:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2013

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2013
Assets:
Foreign governments	$3	$-	$-	$-	$-	$-	$-	$-	$-	$8	$(3)	$8	$-
Corporate obligations	76	2	4	1	(2)	-	-	(1)	(23)	-	-	57	4
Residential mortgage- backed non-agency	4	-	-	-	-	-	-	(3)	-	-	-	1	-
Commercial mortgage-backed	28	-	-	4	-	-	-	-	(19)	1	(1)	13	-
Collateralized debt obligations	31	(1)	-	3	-	-	-	(4)	-	9	(1)	37	-
Other asset-backed	26	-	-	1	-	-	-	(2)	-	42	-	67	-
State and municipal bonds	103	2	-	-	-	-	-	(1)	(13)	-	(68)	23	-
Perpetual debt and equity securities	14	-	-	-	(1)	-	-	-	-	-	(3)	10	-
Assets of consolidated VIEs:
Corporate obligations	78	-	(2)	-	-	-	-	-	-	3	-	79	-
Residential mortgage- backed non-agency	6	-	6	-	-	-	-	(6)	-	1	(1)	6	1
Commercial mortgage-backed	7	-	1	-	-	-	-	-	-	20	-	28	1
Collateralized debt obligations	125	-	(8)	-	-	-	-	-	-	1	(1)	117	(4)
Other asset-backed	64	-	(14)	-	-	-	-	(3)	-	-	-	47	(9)
Loans receivable	1,881	-	8	-	-	-	-	(70)	-	-	-	1,819	8
Loan repurchase commitments	1,086	-	90	-	-	-	-	-	-	-	-	1,176	90

Total assets	$3,532	$3	$85	$9	$(3)	$-	$-	$(90)	$(55)	$85	$(78)	$3,488	$91

	Balance,	Realized	Unrealized (Gains) / Losses Included	Unrealized (Gains) / Losses	Foreign Exchange Recognized					Transfers	Transfers		Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of
	Beginning	(Gains) /	in	Included	in OCI or					into	out of	Ending	March 31,
In millions	of Period	Losses	Earnings	in OCI	Earnings	Purchases	Issuances	Settlements	Sales	Level 3(1)	Level 3(1)	Balance	2013
Liabilities:
Medium-term notes	$165	$-	$21	$-	$(5)	$-	$-	$-	$-	$-	$-	$181	$16
Credit derivatives, net	2,921	1	73	-	-	-	-	(1)	-	-	-	2,994	131
Interest rate derivatives, net	(1)	-	1	-	(1)	-	-	-	-	-	-	(1)	-
Currency derivatives, net	1	-	1	-	(1)	-	-	-	-	-	-	1	-
Liabilities of consolidated VIEs:
VIE notes	1,932	-	122	-	-	-	-	(153)	-	-	-	1,901	122
Currency derivatives, net	21	-	(1)	-	3	-	-	-	-	-	-	23	2

Total liabilities	$5,039	$1	$217	$-	$(4)	$-	$-	$(154)	$-	$-	$-	$5,099	$271

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2012

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2012
Assets:
Foreign governments	$11	$-	$-	$-	$1	$6	$-	$(6)	$-	$-	$-	$12	$-
Corporate obligations	206	(13)	-	17	-	-	-	(1)	(24)	-	-	185	-
Residential mortgage- backed agency	8	-	-	1	-	-	-	-	-	-	-	9	-
Residential mortgage- backed non-agency	17	-	-	1	-	-	-	(1)	-	-	(3)	14	-
Commercial mortgage-backed	24	-	-	2	-	-	-	-	-	-	(1)	25	-
Collateralized debt obligations	60	(3)	-	6	-	-	-	(5)	(2)	6	(27)	35	-
Other asset-backed	318	(116)	-	121	-	1	-	(7)	(202)	2	(2)	115	-
State and municipal bonds	28	-	-	-	-	-	-	(1)	-	-	-	27	-
Perpetual debt and equity securities	11	-	-	1	-	-	-	-	-	-	(2)	10	-
Assets of consolidated VIEs:
Corporate obligations	69	-	1	-	-	-	-	(1)	-	6	-	75	2
Residential mortgage- backed non-agency	21	-	5	-	-	-	-	(2)	-	2	(1)	25	4
Commercial mortgage-backed	22	-	1	-	-	-	-	(2)	-	-	(6)	15	-
Collateralized debt obligations	203	-	3	1	-	-	-	-	-	11	-	218	2
Other asset-backed	67	-	3	-	-	-	-	-	-	1	-	71	3
Loans receivable	2,046	-	39	-	-	-	-	(60)	-	-	-	2,025	39
Loan repurchase commitments	1,077	-	(1)	-	-	-	-	-	-	-	-	1,076	(1)

Total assets	$4,188	$(132)	$51	$150	$1	$7	$-	$(86)	$(228)	$28	$(42)	$3,937	$49

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2012
Liabilities:
Medium-term notes	$165	$-	$5	$-	$4	$-	$-	$-	$-	$-	$-	$174	$5
Credit derivatives, net	4,790	20	(303)	-	-	-	-	(20)	-	-	-	4,487	(286)
Interest rate derivatives, net	(3)	-	(1)	-	-	-	-	-	-	-	-	(4)	7
Liabilities of consolidated VIEs:
VIE notes	2,889	-	158	-	-	-	-	(183)	-	-	-	2,864	158
Credit derivatives, net	80	-	2	-	-	-	-	-	-	-	-	82	2
Currency derivatives, net	17	-	2	-	-	-	-	-	-	-	-	19	2

Total liabilities	$7,938	$20	$(137)	$-	$4	$-	$-	$(203)	$-	$-	$-	$7,622	$(112)

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $85 million and $78 million, respectively, for the three months ended March 31, 2013. Transfers into and out of Level 2 were $78 million and $85 million, respectively, for the three months ended March 31, 2013. Transfers into Level 3 were principally related to other asset-backed obligations, commercial mortgage-backed obligations and CDOs where inputs, which are significant to their valuation, became unobservable during the quarter. State and municipal bonds comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

Transfers into and out of Level 3 were $28 million and $42 million, respectively, for the three months ended March 31, 2012. Transfers into and out of Level 2 were $42 million and $28 million, respectively, for the three months ended March 31, 2012. Transfers into Level 3 were principally related to CDOs and corporate obligations where inputs, which are significant to their valuation, became unobservable during the quarter. CDOs, commercial mortgage-backed and residential mortgage-backed non-agency comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended March 31, 2013 and 2012 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended March 31, 2013
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2013
Revenues:
Unrealized gains (losses) on insured derivatives	$(73)	$(131)
Realized gains (losses) and other settlements on insured derivatives	(1)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(16)	(12)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(40)	(37)

Total	$(130)	$(180)

	Three Months Ended March 31, 2012
In millions	Total Gains (Losses) included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2012
Revenues:
Net investment income	$(5)	$-
Unrealized gains (losses) on insured derivatives	303	286
Realized gains (losses) and other settlements on insured derivatives	(20)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(36)	(12)
Net investment losses related to other-than-temporary impairments	(95)	-
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(111)	(113)

Total	$36	$161

Fair Value Option

The Company elected to record at fair value certain financial instruments of VIEs that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the three months ended March 31, 2013 and 2012 for all financial instruments for which the fair value option was elected:

	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
	Three Months Ended March 31,
In millions	2013	2012
Fixed-maturity securities held at fair value	$18	$(1)
Loans receivable at fair value:
Residential mortgage loans	(74)	18
Other loans	13	(39)
Loan repurchase commitments	90	-
Long-term debt	81	(7)

Substantially all gains and losses included in earnings during the three months ended March 31, 2013 on loans receivable and VIE notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the VIE notes, resulting in depressed pricing of the financial instruments.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2013 and December 31, 2012 for loans and VIE notes for which the fair value option was elected:

	As of March 31, 2013			As of December 31, 2012
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$2,220	$1,660	$560	$2,307	$1,735	$572
Residential mortgage loans (90 days or more past due)	244	54	190	244	54	190
Other loans	22	11	11	22	22	-
Other loans (90 days or more past due)	196	94	102	197	70	127

Total loans receivable at fair value	$2,682	$1,819	$863	$2,770	$1,881	$889
Variable interest entity notes	$8,813	$3,578	$5,235	$9,021	$3,659	$5,362

Note 7: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM. Other invested assets designated as AFS are primarily comprised of money market funds.

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and other-than-temporary impairments (“OTTI”) for AFS and HTM investments in the Company’s consolidated investment portfolio as of March 31, 2013 and December 31, 2012:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	March 31, 2013
		Gross	Gross		Other-Than-
	Amortized	Unrealized	Unrealized	Fair	Temporary
In millions	Cost	Gains	Losses	Value	Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$678	$37	$(1)	$714	$-
State and municipal bonds	1,457	76	(8)	1,525	-
Foreign governments	198	12	-	210	-
Corporate obligations	994	45	(20)	1,019	4
Mortgage-backed securities:
Residential mortgage-backed agency	888	16	(3)	901	-
Residential mortgage-backed non-agency	78	11	(7)	82	2
Commercial mortgage-backed	31	1	(1)	31	-
Asset-backed securities:
Collateralized debt obligations	158	1	(65)	94	(21)
Other asset-backed	141	3	(11)	133	-

Total fixed-maturity investments	4,623	202	(116)	4,709	(15)
Money market securities	688	-	-	688	-
Perpetual debt and equity securities	12	1	-	13	-
Assets of consolidated VIEs:
State and municipal bonds	33	4	-	37	-
Corporate obligations	175	10	(6)	179	-
Mortgage-backed securities:
Residential mortgage-backed non-agency	86	-	(7)	79	-
Asset-backed securities:
Collateralized debt obligations	94	-	(6)	88	-
Other asset-backed	20	-	-	20	-
Money market securities	220	-	-	220	-

Total AFS investments	$5,951	$217	$(135)	$6,033	$(15)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$2,826	$26	$(93)	$2,759	$-

Total HTM investments	$2,826	$26	$(93)	$2,759	$-

(1) -	Represents unrealized gains or losses on other than temporarily impaired securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	December 31, 2012
		Gross	Gross		Other-Than-
	Amortized	Unrealized	Unrealized	Fair	Temporary
In millions	Cost	Gains	Losses	Value	Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$819	$40	$(1)	$858	$-
State and municipal bonds	1,446	97	(12)	1,531	-
Foreign governments	183	13	-	196	-
Corporate obligations	1,058	54	(20)	1,092	5
Mortgage-backed securities:
Residential mortgage-backed agency	939	19	(1)	957	-
Residential mortgage-backed non-agency	86	11	(8)	89	-
Commercial mortgage-backed	46	-	(4)	42	-
Asset-backed securities:
Collateralized debt obligations	161	1	(71)	91	(25)
Other asset-backed	145	3	(11)	137	-

Total fixed-maturity investments	4,883	238	(128)	4,993	(20)
Money market securities	580	-	-	580	-
Perpetual debt and equity securities	22	1	-	23	-
Assets of consolidated VIEs:
State and municipal bonds	38	3	-	41	-
Corporate obligations	177	9	(6)	180	-
Mortgage-backed securities:
Residential mortgage-backed non-agency	92	-	(10)	82	-
Asset-backed securities:
Collateralized debt obligations	97	-	(8)	89	-
Other asset-backed	23	-	-	23	-
Money market securities	210	-	-	210	-

Total AFS investments	$6,122	$251	$(152)	$6,221	$(20)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$2,829	$2	$(157)	$2,674	$-

Total HTM investments	$2,829	$2	$(157)	$2,674	$-

(1) -	Represents unrealized gains or losses on other than temporarily impaired securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of March 31, 2013. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities				HTM Securities
			Consolidated VIEs		Consolidated VIEs
	Amortized		Amortized		Amortized
In millions	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$274	$275	$17	$18	$-	$-
Due after one year through five years	898	921	107	116	-	-
Due after five years through ten years	794	831	-	-	-	-
Due after ten years through fifteen years	370	398	84	82	-	-
Due after fifteen years	991	1,043	-	-	2,826	2,759
Mortgage-backed and asset-backed	1,296	1,241	200	187	-	-

Total fixed-maturity investments	$4,623	$4,709	$408	$403	$2,826	$2,759

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities was $11 million and $10 million as of March 31, 2013 and December 31, 2012, respectively. These deposits are required to comply with state insurance laws.

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

Substantially all of the obligations under investment agreements require the Company to pledge securities as collateral. Securities pledged in connection with investment agreement activities may not be repledged by the investment agreement counterparty. As of March 31, 2013 and December 31, 2012, the fair value of securities pledged as collateral for these investment agreements approximated $804 million and $820 million, respectively. The Company’s collateral as of March 31, 2013 consisted principally of RMBS, U.S. Treasury and government agency bonds and state and municipal bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements in the amount of $122 million and $144 million as of March 31, 2013 and December 31, 2012, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$70	$(1)	$-	$-	$70	$(1)
State and municipal bonds	196	(2)	85	(6)	281	(8)
Foreign governments	32	-	-	-	32	-
Corporate obligations	267	(5)	54	(15)	321	(20)
Mortgage-backed securities:
Residential mortgage-backed agency	403	(3)	36	-	439	(3)
Residential mortgage-backed non-agency	2	-	27	(7)	29	(7)
Commercial mortgage-backed	3	-	1	(1)	4	(1)
Asset-backed securities:
Collateralized debt obligations	4	-	74	(65)	78	(65)
Other asset-backed	3	-	63	(11)	66	(11)

Total fixed-maturity investments	980	(11)	340	(105)	1,320	(116)
Perpetual debt and equity securities	1	-	-	-	1	-
Assets of consolidated VIEs:
Corporate obligations	10	-	21	(6)	31	(6)
Mortgage-backed securities:
Residential mortgage-backed non-agency	3	-	76	(7)	79	(7)
Asset-backed securities:
Collateralized debt obligations	-	-	83	(6)	83	(6)

Total AFS investments	$994	$(11)	$520	$(124)	$1,514	$(135)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$311	$(4)	$1,336	$(89)	$1,647	$(93)

Total HTM investments	$311	$(4)	$1,336	$(89)	$1,647	$(93)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$234	$(1)	$-	$-	$234	$(1)
State and municipal bonds	69	-	87	(12)	156	(12)
Foreign governments	11	-	1	-	12	-
Corporate obligations	202	(2)	57	(18)	259	(20)
Mortgage-backed securities:
Residential mortgage-backed agency	173	(1)	38	-	211	(1)
Residential mortgage-backed non-agency	4	-	28	(8)	32	(8)
Commercial mortgage-backed	3	-	27	(4)	30	(4)
Asset-backed securities:
Collateralized debt obligations	1	-	80	(71)	81	(71)
Other asset-backed	4	-	65	(11)	69	(11)

Total fixed-maturity investments	701	(4)	383	(124)	1,084	(128)
Perpetual debt and equity securities	1	-	1	-	2	-
Assets of consolidated VIEs:
Corporate obligations	-	-	31	(6)	31	(6)
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	-	82	(10)	82	(10)
Asset-backed securities:
Collateralized debt obligations	-	-	85	(8)	85	(8)

Total AFS investments	$702	$(4)	$582	$(148)	$1,284	$(152)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$297	$(19)	$1,287	$(138)	$1,584	$(157)

Total HTM investments	$297	$(19)	$1,287	$(138)	$1,584	$(157)

Gross unrealized losses on AFS and HTM securities decreased as of March 31, 2013 compared with December 31, 2012 primarily due to market price appreciation.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of March 31, 2013 and December 31, 2012 was 24 and 23 years, respectively. As of March 31, 2013 and December 31, 2012, there were 124 and 153 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which the fair values of 68 and 89 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities by percentage of fair value below book value by more than 5%:

	Number of	Book Value	Fair Value
Percentage of Fair Value Below Book Value	Securities	(in millions)	(in millions)
> 5% to 15%	18	$741	$641
> 15% to 25%	15	136	110
> 25% to 50%	15	56	40
> 50%	20	80	17

Total	68	$1,013	$808

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of ABS, MBS and corporate obligations included in the Company’s consolidated AFS investment portfolio as of March 31, 2013 for which fair value was less than amortized cost. The credit ratings are based on ratings from Moody’s as of March 31, 2013 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Asset Type	Value	Loss	Value	Loss	Value	Loss	Value	Loss	Value	Loss	Value	Loss	Value	Loss
ABS	$25	$(1)	$64	$(5)	$3	$-	$1	$-	$134	$(76)	$-	$-	$227	$(82)
MBS	439	(4)	4	-	78	(7)	2	-	13	(2)	15	(5)	551	(18)
Corporate obligations	5	-	72	(1)	196	(11)	65	(13)	14	(1)	-	-	352	(26)

Total	$469	$(5)	$140	$(6)	$277	$(18)	$68	$(13)	$161	$(79)	$15	$(5)	$1,130	$(126)

The total ABS, MBS and corporate obligations reported in the preceding table include those which are guaranteed by financial guarantors. In addition, the following table presents information on ABS, MBS and corporate obligations guaranteed by the Company and third-party financial guarantors.

			Insured Securities Rated Below Investment Grade without the Effect of Guarantee
	Average Credit Rating with the	Average Credit Rating without the	(in millions)
Asset Type	Effect of Guarantee	Effect of Guarantee	Fair Value	Percentage
ABS	Below investment grade	Below investment grade	$100	64%
MBS	A	Below investment grade	83	95%
Corporate obligations	Baa	Baa	-	- %

Refer to the table in the “Determination of Credit Loss Guaranteed by the Company and Other Third-Party Guarantors” section within the OTTI section of this note for information on the insured securities included in the table above.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of March 31, 2013 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

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

RMBS investments are evaluated for OTTI using several quantitative tools. Loan level data are obtained and analyzed in a model that produces prepayment, default, and severity vectors. The model utilizes macro inputs, including housing price assumptions and interest rates. The vector outputs are used as inputs to a third-party cash flow model, which considers deal waterfall dynamics and structural features, to generate cash flows for an RMBS investment. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income of the security to arrive at a present value amount. If the present value of the cash flows is less than the Company’s amortized cost for the investment, the difference is recorded as an OTTI loss.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

For the three months ended March 31, 2012, the credit losses recognized in earnings were related to RMBS and CDOs. The following table presents a summary of the significant inputs considered in determining the measurement of the credit losses on securities in which a portion of the impairment is included in AOCI:

Three Months Ended March 31,
Asset-backed Securities	2012
Expected size of losses(1):
Range(2)	12.13% to 100.00%
Weighted average(3)	90.60%
Current subordination levels(4):
Range(2)	0.00% to 0.00%
Weighted average(3)	0.00%
Prepayment speed (annual constant prepayment rate)(5):
Range(2)	0.00% to 22.68%
Weighted average(3)	10.21%

(1) -	Represents future expected credit losses on impaired assets expressed as a percentage of total outstanding balance.

(2) -	Represents the range of inputs/assumptions based upon the individual securities within each category.

(3) -	Calculated by weighting the relevant input/assumption for each individual security by the outstanding notional of the security.

(4) -	Represents current level of credit protection (subordination) for the securities, expressed as a percentage of the balance of the collateral group backing the bond.

(5) -	Values represent high and low points of lifetime vectors of constant prepayment rates.

Determination of Credit Loss Guaranteed by the Company and Other Third-Party Guarantors

The Company does not record OTTI related to credit concerns about issuers of securities insured by MBIA Corp. and National since investors in these securities, including MBIA, are guaranteed payment of principal and interest when due by MBIA. Securities insured by the Company, whether or not owned by the Company, are evaluated for impairment as part of its insurance surveillance process and, therefore, losses on securities insured by the Company are recorded in accordance with its loss reserving policy. Refer to “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for information about the Company’s loss reserving policy and “Note 5: Loss and Loss Adjustment Expense Reserves” for information about loss reserves.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table provides information about securities held by the Company as of March 31, 2013 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Asset-backed:
MBIA(1)	$146	$(58)	$16
Other	9	(5)	-

Total asset-backed	155	(63)	16
Mortgage-backed:
MBIA(1)	6	-	-
Other	82	(7)	-

Total mortgage-backed	88	(7)	-
Corporate obligations:
Other	11	(10)	-

Total corporate obligations	11	(10)	-
Other:
MBIA(1)	68	(6)	-
Other	7	-	-

Total other	75	(6)	-

Total	$329	$(86)	$16

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

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

In millions	Three Months Ended March 31,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2013	2012
Beginning balance	$197	$341
Additions for credit loss impairments recognized in the current period on securities previously impaired	-	2
Reductions for credit loss impairments previously recognized on securities sold during the period	(2)	(7)
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period(1)	-	(59)

Ending balance	$195	$277

(1) -	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Sales of Available-For-Sale Investments

Gross realized gains and losses are recorded in “Net gains (losses) on financial instruments at fair value and foreign exchange” in the Company’s consolidated statements of operations. The proceeds and gross realized gains and losses from sales of AFS investments for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
In millions	2013	2012
Proceeds from sales	$878	$2,052
Gross realized gains	$36	$31
Gross realized losses	$(3)	$(79)

Note 8: Derivative Instruments

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

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

Changes in the fair value of the Company’s asset/liability products business derivatives are recorded on the Company’s consolidated statements of operations within “Net gains (losses) on financial instruments at fair value and foreign exchange”.

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of March 31, 2013 and December 31, 2012. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions		As of March 31, 2013
		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	4.9 Years	$10,007	$5,792	$3,109	$11,250	$14,228	$44,386	$(2,960)
Insured swaps	19.2 Years	-	85	3,632	1,958	-	5,675	(8)
All others	32.6 Years	-	-	-	-	195	195	(38)

Total notional		$10,007	$5,877	$6,741	$13,208	$14,423	$50,256

Total fair value		$(3)	$(83)	$(8)	$(534)	$(2,378)		$(3,006)

$ in millions		As of December 31, 2012
		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	5.1 Years	$10,457	$5,862	$5,253	$11,571	$13,859	$47,002	$(2,858)
Insured swaps	19.4 Years	-	103	3,661	1,982	71	5,817	(8)
All others	1.8 Years	-	-	-	-	195	195	(68)

Total notional		$10,457	$5,965	$8,914	$13,553	$14,125	$53,014

Total fair value		$(7)	$(70)	$(72)	$(732)	$(2,053)		$(2,934)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future payments that MBIA may be required to make under these guarantees as of March 31, 2013 is $48.5 billion. This amount is net of $392 million of insured derivatives ceded under reinsurance agreements in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives and offsetting agreements with a counterparty. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

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

Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of March 31, 2013, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $262 million. Of this amount, $188 million is netted within “Derivative liabilities”, $16 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities and an additional $58 million is included in “Other assets” on the Company’s consolidated balance sheets. As of December 31, 2012, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $285 million. Of this amount, $203 million is netted within “Derivative liabilities”, $16 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities and an additional $66 million is included in “Other assets” on the Company’s consolidated balance sheets. As of March 31, 2013 and December 31, 2012, the Company did not post securities to derivative counterparties.

As of March 31, 2013 and December 31, 2012, the fair value on one positive Credit Support Annex (“CSA”) was $4 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of March 31, 2013 and December 31, 2012, the counterparty was rated A2 by Moody’s and A by S&P.

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

As of March 31, 2013, the total fair value of the Company’s derivative assets, after counterparty netting of $81 million, was $12 million, of which $4 million was reported within “Other assets” and “Other assets-VIEs”. Embedded derivatives of $8 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of March 31, 2013, the total fair value of the Company’s derivative liabilities, after counterparty netting of $81 million and cash collateral posted by the Company of $188 million was $3.2 billion, which was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheets. Embedded derivatives of $37 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate” and “Currency swaps” in the table below.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of March 31, 2013:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$44,705	Other assets	$-	Derivative liabilities	$(2,960)
Insured swaps	5,675	Other assets	-	Derivative liabilities	(8)
Non-insured credit default swaps	5	Other assets	-	Derivative liabilities	-
Interest rate swaps	1,604	Other assets	85	Derivative liabilities	(269)
Interest rate swaps-VIE	2,728	Other assets-VIE	-	Derivative liabilities-VIE	(127)
Interest rate swaps-embedded	468	Medium-term notes	8	Medium-term notes	(37)
Currency swaps	19	Other assets	-	Derivative liabilities	-
Currency swaps-VIE	107	Other assets-VIE	-	Derivative liabilities-VIE	(23)
All other	195	Other assets	-	Derivative liabilities	(38)
All other-VIE	280	Other assets-VIE	-	Derivative liabilities-VIE	-
All other-embedded	20	Other investments	-	Other investments	-

Total non-designated derivatives	$55,806		$93		$(3,462)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

As of December 31, 2012, the total fair value of the Company’s derivative assets, after counterparty netting of $90 million, was $12 million, of which $4 million was reported within “Other assets” and “Other assets-VIEs”. Embedded derivatives of $8 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of December 31, 2012, the total fair value of the Company’s derivative liabilities, after counterparty netting of $90 million and cash collateral posted by the Company of $203 million, was $3.1 billion which was reported within “Derivative liabilities” and “Derivative liabilities-VIEs” on the Company’s consolidated balance sheets. Embedded derivatives of $36 million were reported within “Medium-term notes” and “Other investments” on the Company’s consolidated balance sheets.

Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate swaps not designated as hedging instruments” and “Currency swaps” in the table below.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of December 31, 2012:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$47,320	Other assets	$-	Derivative liabilities	$(2,858)
Insured swaps	5,817	Other assets	-	Derivative liabilities	(8)
Non-insured credit default swaps	10	Other assets	-	Derivative liabilities	-
Interest rate swaps	1,637	Other assets	94	Derivative liabilities	(290)
Interest rate swaps-VIE	2,728	Other assets-VIE	-	Derivative liabilities-VIE	(141)
Interest rate swaps-embedded	483	Medium-term notes	8	Medium-term notes	(35)
Currency swaps	40	Other assets	-	Derivative liabilities	(3)
Currency swaps-VIE	110	Other assets-VIE	-	Derivative liabilities-VIE	(21)
All other	195	Other assets	-	Derivative liabilities	(68)
All other-VIE	280	Other assets-VIE	-	Derivative liabilities-VIE	-
All other-embedded	20	Other investments	-	Other investments	(1)

Total non-designated	$58,640		$102		$(3,425)

Total derivatives	$58,640		$102		$(3,425)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2013:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(103)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	12
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	3
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	13
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	2
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)
All other	Unrealized gains (losses) on insured derivatives	30

Total		$(44)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2012:

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$301
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(4)
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	10
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	21
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(2)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)
All other	Unrealized gains (losses) on insured derivatives	2
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	11
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)

Total		$334

Note 9: Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
In millions	2013	2012
Income (loss) before income taxes	$215	$21
Provision (benefit) for income taxes	$51	$11
Effective tax rate	23.7%	52.4%

For the three months ended March 31, 2013, the Company’s effective tax rate applied to its pre-tax income was lower than the U.S. statutory tax rate primarily as a result of the decrease in the valuation allowance against its deferred tax asset.

For the three months ended March 31, 2012, the Company’s effective tax rate applied to its pre-tax income was higher than the U.S. statutory tax rate as a result of the increase in the valuation allowance, partially offset by the benefit of tax exempt income and the release of a portion of the reserve for uncertain tax benefits.

For interim reporting purposes, the Company has calculated its effective tax rate for the full year of 2013 by adjusting annual forecasted pre-tax income for mark-to-market income, fair value adjustments, capital gains/losses, and other adjustments, when projecting its full year effective tax rate. The Company has accounted for these items at the federal applicable tax rate after applying the projected full year effective tax rate to actual three-month results before discrete items.

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

As of March 31, 2013, the Company reported a net deferred tax asset of $1.1 billion. The $1.1 billion net deferred tax asset is net of a $127 million valuation allowance. As of March 31, 2013, the Company had a valuation allowance against a portion of the deferred tax asset related to capital loss carryforwards and losses from asset impairments as these losses are considered capital losses, have a five-year carryforward period, once recognized, and can only offset capital gain income. The March 31, 2013 valuation allowance reflects a decrease of $19 million from the December 31, 2012 valuation allowance of $146 million. The decrease in the valuation allowance for the three months ended March 31, 2013 was primarily due to the generation of capital gain income from the termination of certain contracts.

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

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of March 31, 2013. The Company continues to assess the adequacy of its valuation allowance as additional evidence becomes available. The Company’s recent financial results have been volatile which has impacted management’s ability to accurately project future taxable income. Continued volatility or losses beyond those projected may cause the Company to conclude that certain of the deferred tax assets within the total deferred tax assets of $1.1 billion as of March 31, 2013 may not be realizable. The Company performs an analysis every quarter to review its conclusion as to the ability to realize the deferred tax asset.

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations.

In millions
Unrecognized tax benefit as of December 31, 2012	$47
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During a prior year	-
During the current year	4
The amounts of decreases in the UTB related to settlements with taxing authorities	-
The reduction in the UTB as a result of the applicable statute of limitations	-

Unrecognized tax benefit as of March 31, 2013	$51

MBIA’s major tax jurisdictions include the U.S. and the U.K. MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return.

The U.K. tax authorities are currently auditing tax years 2005 through 2011. On February 5, 2013, HM Revenue & Customs (“HMRC”) notified the Company of their request for a meeting to discuss the progress of the audit. The Company is responding in writing to the HMRC prior to setting a meeting date.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments

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

•	MBIA Inc.;

•	GFL;

•	Meridian;

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

Advisory Services

The advisory services segment primarily consists of the operations of Cutwater Investor Services Corp. (“Cutwater-ISC”), Cutwater Asset Management Corp. (“Cutwater-AMC”), and Trifinium Advisors (UK) Limited (“Trifinium”). Cutwater-ISC and Cutwater-AMC provide advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its subsidiaries, as well as portfolio accounting and reporting services. Cutwater-ISC and Cutwater-AMC are Securities and Exchange Commission registered investment advisers. Cutwater-AMC is also a Financial Industry Regulatory Authority member firm. Trifinium provides fee-based asset management and advisory services to the Company’s foreign insurance affiliate and to third-party clients and investment structures. Trifinium is registered with the Financial Services Authority in the U.K.

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

Wind-down Operations

The Company’s wind-down operations consist of the asset/liability products and conduit segments. The asset/liability products segment principally consists of the activities of MBIA Inc., MBIA Investment Management Corp. (“IMC”) and GFL. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provided customized products for funds that are invested as part of asset-backed or structured product transactions. GFL raised funds through the issuance of MTNs with varying maturities, which were, in turn, guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. (“GFL Loans”). MBIA Inc. invested the proceeds of investment agreements and GFL Loans in eligible investments, which consisted of investment grade securities rated investment grade at the time of purchase and maintained a minimum average double-A credit quality rating at the time of purchase. MBIA Inc. primarily purchases domestic securities, which are pledged to MBIA Corp. as security for its guarantees on investment agreements and MTNs.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
		Structured
	U.S. Public	Finance and
	Finance	International	Advisory		Wind-down
In millions	Insurance	Insurance	Services	Corporate	Operations	Eliminations		Consolidated
Revenues(1)	$108	$42	$4	$1	$9	$-		$164
Net change in fair value of insured derivatives	-	(61)	-	-	-	-		(61)
Net gains (losses) on financial instruments at fair value and foreign exchange	32	22	-	6	3	-		63
Net gains (losses) on extinguishment of debt	-	-	-	-	4	-		4
Revenues of consolidated VIEs	-	47	-	-	2	-		49
Inter-segment revenues(2)	46	20	7	26	(2)	(97)		-

Total revenues	186	70	11	33	16	(97)		219
Losses and loss adjustment	4	(198)	-	-	-	-		(194)
Operating	14	34	10	64	-	-		122
Interest	-	28	-	12	20	-		60
Expenses of consolidated VIEs	-	14	-	-	2	-		16
Inter-segment expenses(2)	26	56	2	3	13	(100)		-

Total expenses	44	(66)	12	79	35	(100)		4

Income (loss) before income taxes	$142	$136	$(1)	$(46)	$(19)	$3		$215

Identifiable assets	$6,874	$17,149	$34	$861	$2,484	$(5,810)	(3)	$21,592

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

	Three Months Ended March 31, 2012
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$125	$55	$6	$1	$19	$-		$206
Net change in fair value of insured derivatives	-	299	-	-	-	-		299
Net gains (losses) on financial instruments at fair value and foreign exchange	10	46	-	5	(80)	-		(19)
Net investment losses related to other-than-temporary impairments	-	(40)	-	-	(54)	-		(94)
Other net realized gains (losses)	-	1	-	-	-	-		1
Revenues of consolidated VIEs	-	(14)	-	-	4	-		(10)
Inter-segment revenues(2)	36	(7)	7	23	3	(62)		-

Total revenues	171	340	13	29	(108)	(62)		383
Losses and loss adjustment	14	83	-	-	-	-		97
Operating	75	59	15	21	1	-		171
Interest	-	33	-	14	26	-		73
Expenses of consolidated VIEs	-	17	-	-	4	-		21
Inter-segment expenses(2)	27	46	2	4	8	(87)		-

Total expenses	116	238	17	39	39	(87)		362

Income (loss) before income taxes	$55	$102	$(4)	$(10)	$(147)	$25		$21

Identifiable assets	$7,534	$19,632	$46	$670	$4,732	$(6,488)	(3)	$26,126

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
In millions	2013	2012
Total premiums earned:
United States	$106	$119
United Kingdom	8	8
Europe (excluding United Kingdom)	3	5
Internationally diversified	3	5
Central and South America	8	11
Asia	1	1
Other	2	3

Total	$131	$152

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

The following tables provide the results of the segments within the wind-down operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	Asset /			Total Wind-
	Liability			down
In millions	Products	Conduits	Eliminations	Operations
Revenues(1)	$9	$-	$-	$9
Net gains (losses) on financial instruments at fair value and foreign exchange	3	-	-	3
Net gains (losses) on extinguishment of debt	4	-	-	4
Revenues of consolidated VIEs	-	2	-	2
Inter-segment revenues(2)	(2)	-	-	(2)

Total revenues	14	2	-	16
Interest	20	-	-	20
Expenses of consolidated VIEs	-	2	-	2
Inter-segment expenses(2)	2	11	-	13

Total expenses	22	13	-	35

Income (loss) before income taxes	$(8)	$(11)	$-	$(19)

Identifiable assets	$1,822	$692	$(30)	$2,484

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Three Months Ended March 31, 2012
	Asset /			Total Wind-
	Liability			down
In millions	Products	Conduits	Eliminations	Operations
Revenues(1)	$19	$-	$-	$19
Net gains (losses) on financial instruments at fair value and foreign exchange	(80)	-	-	(80)
Net investment losses related to other-than-temporary impairments	(54)	-	-	(54)
Revenues of consolidated VIEs	-	4	-	4
Inter-segment revenues(2)	4	(1)	-	3

Total revenues	(111)	3	-	(108)
Operating	1	-	-	1
Interest	26	-	-	26
Expenses of consolidated VIEs	-	4	-	4
Inter-segment expenses(2)	8	-	-	8

Total expenses	35	4	-	39

Income (loss) before income taxes	$(146)	$(1)	$-	$(147)

Identifiable assets	$3,610	$1,177	$(55)	$4,732

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

Note 11: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended March 31, 2013 and 2012, there were 3,045,974 and 3,559,044, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Earnings Per Share (continued)

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
$ in millions except share and per share amounts	2013	2012
Net income (loss)	$164	$10
Basic weighted average shares(1)	194,523,933	193,489,424
Effect of common stock equivalents:
Stock options	1,108,027	1,105,550

Diluted weighted average shares	195,631,960	194,594,974

Net income (loss) per common share:
Basic	$0.84	$0.05

Diluted	$0.84	$0.05

(1) -	Includes 6,125,599 and 5,219,053 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the three months ended March 31, 2013 and 2012, respectively.

Note 12: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the three months ended March 31, 2013:

	Unrealized
	Gains (Losses)
	on AFS	Foreign Currency
In millions	Securities, Net	Translation, Net	Total
Balance, January 1, 2013	$43	$13	$56
Other comprehensive income before reclassifications	12	(43)	(31)
Amounts reclassified from AOCI	(16)	-	(16)

Net current period other comprehensive income	(4)	(43)	(47)

Balance, March 31, 2013	$39	$(30)	$9

The following table presents the details of the reclassifications from AOCI for the three months ended March 31, 2013:

In millions
	Amounts
	Reclassified
Details about AOCI Components	from AOCI	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gain on sale of securities	$26	Net gains (losses) on financial instruments at fair value and foreign exchange
Amortization on securities	(1)	Net investment income

	25	Income (loss) before income taxes
	9	Provision (benefit) for income taxes

Total reclassifications for the period	$16	Net income (loss)

Note 13: Commitments and Contingencies

The following commitments and contingencies provide an update of those discussed in “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies (continued)

Recovery Litigation

MBIA Insurance Corp. v. Countrywide Home Loans, Inc., et al.; Index No. 602825/08 (N.Y. Sup. Ct., N.Y. County)

In May of 2013, the parties reached an agreement to resolve MBIA’s claims in this action. A Stipulation of Discontinuance without Prejudice will be filed shortly. Refer to “Note 1: Business Developments and Risks and Uncertainties” included herein for a description of the comprehensive settlement agreement.

MBIA Insurance Corp. v. Bank of America Corp.; Countrywide Home Loans, Inc., Countrywide Securities Corp., and Countrywide Financial Corp. et al.; Case No. BC417572 (Ca. Super. Ct., County of Los Angeles)

In May of 2013, the parties reached an agreement to resolve MBIA’s claims in this action. A Stipulation of Discontinuance without Prejudice will be filed shortly. Refer to “Note 1: Business Developments and Risks and Uncertainties” included herein for a description of the comprehensive settlement agreement.

MBIA Insurance Corp. v. Federal Deposit Insurance Corporation (in its corporate capacity and as conservator and receiver for IndyMac Federal Bank, F.S.B.); Civil Action No. 09-01011 (ABJ) (D.D.C.)

On March 8, 2013, the United States Court of Appeals for the D.C. Circuit affirmed the district court’s ruling dismissing MBIA Corp.’s amended complaint.

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)

On March 8, 2013, the defendants filed their answer to the amended complaint.

MBIA Insurance Corp. v. J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc); Index No. 64676/2012 (N.Y. Sup. Ct., County of Westchester)

On November 7, 2012, J.P. Morgan Securities LLC withdrew its motion to dismiss and filed its answer on March 26, 2013.

MBIA Insurance Corp. v. Ally Financial Inc. (f/k/a GMAC, LLC) et al.; 12-cv-02563 SRN/TNL (D. Minn.)

On February 15, 2013, the defendants filed their motion to dismiss. A hearing on the motion is scheduled for May 31, 2013.

MBIA Insurance Corp. v. Flagstar ABS, LLC, et al.; 13-cv-0262 (JSR) (S.D.N.Y.)

The parties filed a Stipulation of Discontinuance and Order of Dismissal with Prejudice of this action on May 2, 2013. Under the terms of the settlement, MBIA Corp. dismissed the lawsuit against Flagstar Bank in exchange for $110 million in cash and other consideration.

Transformation Litigation

ABN AMRO Bank N.V. et al. v. Eric Dinallo et al.; Index no. 601846/09 (N.Y. Sup. Ct., N.Y. County)

On March 4, 2013, the court issued a decision dismissing the Article 78 proceeding. On April 2, 2013, the remaining plaintiffs filed a Notice of Appeal to the Appellate Division, First Department. In May of 2013, following the Bank of America and Societe Generale settlements, all plaintiffs in this matter have agreed to dismiss their claims. A Stipulation of Discontinuance will be filed shortly. Refer to “Note 1: Business Developments and Risks and Uncertainties” included herein for a description of the settlement agreements.

ABN AMRO Bank N.V. et al. v. MBIA Inc. et al.; Index No. 601475/2009 (N.Y. Sup. Ct., N.Y. County)

In May of 2013, following the Bank of America and Societe Generale settlements, all plaintiffs in this matter have agreed to dismiss their claims. A Stipulation of Discontinuance will be filed shortly. Refer to “Note 1: Business Developments and Risks and Uncertainties” included herein for a description of the settlement agreements.

Barclays Bank PLC., et al. v. Wrynn et al.; Index No. 651811/2010 (N.Y. Sup. Ct., N.Y. County)

In May of 2013, following the Bank of America and Societe Generale settlements, all plaintiffs in this matter have agreed to dismiss their claims. A Stipulation of Discontinuance will be filed shortly. Refer to “Note 1: Business Developments and Risks and Uncertainties” included herein for a description of the settlement agreements.

CQS ABS Master Fund Ltd., CQS Select ABS Master Fund Ltd., and CQS ABS Alpha Master Fund Ltd. v. MBIA Inc. et al.; Civil Action No. 12-cv-6840 (R.S.) (S.D.N.Y.)

On March 18, 2013, argument was heard on MBIA’s motion to disqualify plaintiffs’ counsel, White & Case LLP.

Broadbill Partners LP, et al. v. MBIA Inc., et al.; Index No. 653865/2012 (N.Y. Sup. Ct., N.Y. County)

On March 15, 2013, the briefing was completed on MBIA’s motion to dismiss.

Corporate Litigation

Bank of America v. MBIA Inc. and The Bank of New York Mellon, as Indenture Trustee; Index No. 70444/2012 (N.Y. Sup. Ct., Westchester County)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies (continued)

In May of 2013, the parties reached an agreement to resolve their respective claims in this action. A Stipulation of Discontinuance without Prejudice will be filed shortly. Refer to “Note 1: Business Developments and Risks and Uncertainties” included herein for a description of the comprehensive settlement agreement.

MBIA Inc. v. Bank of America Corp. and Blue Ridge Investments, L.L.C.; Index No. 51664/2013 (N.Y. Sup. Ct., Westchester County)

In May of 2013, the parties reached an agreement to resolve their respective claims in this action. A Stipulation of Discontinuance without Prejudice will be filed shortly. Refer to “Note 1: Business Developments and Risks and Uncertainties” included herein for a description of the comprehensive settlement agreement.

Mary Crescente v. Joseph Brown, et al.; Index No. 17595/2008 (N.Y. Sup. Ct., Westchester County)

On March 25, 2013, a stipulation of discontinuance was filed with the court resolving the litigation.

Ambac Bond Insurance Coverage Cases, Coordinated Proceeding Case No. JCCP 4555 (Super. Ct. of Cal., County of San Francisco)

On March 22, 2013, the court granted the Bond Insurer defendants’ motion to strike pursuant to California’s Anti-SLAPP statute dismissing the plaintiffs’ claims under California’s Cartwright Act.

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

Note 14: Subsequent Events

In May of 2013, MBIA and Bank of America entered into a comprehensive settlement agreement, which among other things, resolved litigation between MBIA and certain of its subsidiaries and Bank of America and certain of its subsidiaries. Refer to “Note 1: Business Developments and Risks and Uncertainties” for a description of the comprehensive settlement agreement.

In May of 2013, MBIA entered into an agreement with Societe Generale, which among other things, resolved litigation concerning Transformation. Refer to “Note 1: Business Developments and Risks and Uncertainties” for a description of the agreement.

Refer to “Note 13: Commitments and Contingencies” for information about legal proceedings that occurred after March 31, 2013.

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

•

our ability to fully implement our strategic plan, including our ability to achieve high stable ratings for National Public Finance Guarantee Corporation and its subsidiaries (“National”) or any of our other insurance companies and our ability to commute certain of our insured exposures, including as a result of limited available liquidity;

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

The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012. In addition, refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a discussion of certain risks and uncertainties related to our financial statements.

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

During the first quarter of 2013, our businesses continued to maintain adequate liquidity to meet their payment obligations despite minimal collections of recoveries in connection with ineligible mortgage loans in our insured RMBS securitizations. As of March 31, 2013, National and MBIA Corp. had $440 million and $258 million, respectively, of total liquidity without regard to the liquidity of their subsidiaries. As of December 31, 2012, National and MBIA Corp. had $419 million and $345 million, respectively, of total liquidity without regard to the liquidity of their subsidiaries. Total liquidity within our insurance businesses includes cash and short-term investments, as well as other assets that are readily available for liquidity purposes. Liquidity of MBIA consists of the liquidity positions of the Company’s corporate segment and asset/liability products segment. As of March 31, 2013, MBIA had liquidity of $373 million comprising cash and liquid assets of $317 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $56 million not pledged directly as collateral for its asset/liability products segment. As of December 31, 2012, MBIA had $239 million of cash and liquid assets comprising $170 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $69 million not pledged directly as collateral for its asset/liability products segment. A detailed discussion of the Company’s liquidity position is presented within the “Liquidity” section herein.

As of March 31, 2013, National was rated BB with a developing outlook by Standard & Poor’s Financial Services LLC (“S&P”) and Baa2 with a review for downgrade by Moody’s Investors Service, Inc. (“Moody’s”). The absence of S&P and Moody’s highest ratings has adversely impacted our ability to write new insurance business and the premiums we can charge, and could diminish the future acceptance of our financial guarantee insurance products. In May of 2013, S&P upgraded National’s rating to BBB with a credit watch positive outlook. In addition, in May of 2013, S&P upgraded MBIA Inc.’s rating to B- with a credit watch positive from B- with a negative outlook and upgraded MBIA Insurance Corporation’s rating to B with a stable outlook from CCC with a negative outlook.

MBIA’s Business Outlook and Recent Developments

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

Bank of America Settlement

In May of 2013, MBIA Inc., together with its subsidiaries MBIA Corp. and National, entered into a comprehensive settlement agreement and related agreements (the “BofA Settlement Agreement”) with Bank of America Corporation and certain of its subsidiaries (collectively, “Bank of America”). Under the terms of the BofA Settlement Agreement, MBIA Corp. received a payment of approximately $1.7 billion, consisting of $1.6 billion in cash and $136 million principal amount of MBIA Inc.’s 5.70% Senior Notes due 2034. In exchange for such payment, MBIA Corp. agreed to dismiss the litigation commenced in September 2008 against Countrywide Home Loans, Inc. (“Countrywide”), among other parties, and later amended to include claims against Bank of America, relating to breaches of representations and warranties on certain MBIA-insured securitizations sponsored by Countrywide. Bank of America and MBIA have also agreed to the commutation of all of the MBIA Corp. policies held by Bank of America, which have a notional insured amount of approximately $7.4 billion, and of which $6.1 billion are policies insuring credit default swaps (“CDS”) held by Bank of America referencing commercial real estate exposures. MBIA Corp. will have no further payment obligations under the commuted policies. The NYSDFS advised MBIA Corp. that the NYSDFS did not object to the BofA Settlement Agreement.

Under the terms of the BofA Settlement Agreement, Bank of America received a five-year warrant to purchase 9.94 million shares of MBIA common stock at a price of $9.59 per share. Bank of America has also agreed to dismiss the pending litigation between the parties concerning the restructuring transactions announced by MBIA on February 18, 2009 (the “Transformation”) and the pending litigation between the parties concerning the senior debt Consent Solicitation completed by MBIA in the fourth quarter of 2012. In addition, Bank of America agreed to withdraw the purported “notice of default” it sent in connection with such Consent Solicitation.

Under the terms of the BofA Settlement Agreement, the dismissals of the litigations referenced above are initially being filed on a “without prejudice” basis. The parties will refile such dismissals on a “with prejudice” basis provided that, within the one-year period following execution of the BofA Settlement Agreement, none of the claims released pursuant to the BofA Settlement Agreement are reinstated and neither party is required to make a payment on any such released claims. The Company views the likelihood of such an event as remote, and thus expects that the litigation dismissals will be filed on a “with prejudice” basis at the expiration of such one-year period.

MBIA Corp.’s policies insuring the RMBS securitizations originated by Countrywide will continue to be in full force and effect, and MBIA Corp. will continue to make timely payments of principal and interest when due under such policies. Bank of America will have no further representation and warranty liability with respect to the origination of the mortgage loans in the MBIA-insured Countrywide and certain other securitizations.

In addition, MBIA Corp. has entered into a $500 million three-year secured revolving credit agreement with Blue Ridge Investments, L.L.C., an affiliate of Bank of America (the “BofA Secured Loan”). Borrowings may be used for general corporate purposes and will be secured by a pledge of collateral consisting of the following: (i) MBIA Corp.’s right to receive put-back recoveries related to ineligible mortgage loans included in its insured RMBS transactions; (ii) MBIA Corp.’s future recoveries on defaulted insured RMBS transactions resulting from expected excess spread generated by performing loans in such transactions; (iii) MBIA Corp.’s future installment premiums; and (iv) 65% of the voting capital stock in MBIA Corp.’s wholly-owned subsidiary, MBIA UK (Holdings) Limited. The BofA Secured Loan includes a number of provisions that govern MBIA Corp.’s ability to draw on the loan and use the proceeds from the borrowings, limit the amount MBIA Corp. can use to fund commutations without the consent of Bank of America, and require it to prepay borrowings. The loan also includes customary representations and warranties and customary affirmative, negative and financial covenants, including a requirement that MBIA Corp. maintain at least $750 million of statutory capital (defined as policyholders’ surplus plus contingency reserves).

The payment from Bank of America, including the MBIA Inc. bonds, was used to repay the remaining outstanding balance and accrued interest on MBIA Corp.’s secured loan from National (the “National Secured Loan”) in accordance with its terms. The National Secured Loan balance of $1.7 billion as of March 31, 2013 was reduced to approximately $1.6 billion prior to the Bank of America settlement as a result of the receipt of $110 million in settlement of Flagstar Bank’s put-back obligation.

The value of the settlement is consistent with amounts recorded on MBIA Corp.’s statutory balance sheet as of December 31, 2012. MBIA Corp.’s liquidity and capital risk profile has substantially improved as a result of the settlement. While the Company has updated its estimates to reflect the BofA Settlement Agreement in its GAAP financial statements as of and for the three months ended March 31, 2013, certain of the agreements will be accounted for in the second quarter of 2013 as of the settlement date.

Pursuant to the anti-dilution provisions of warrants that were issued by MBIA to Warburg Pincus Private Equity X, L.P. and certain of its affiliates (“Warburg Pincus”) pursuant to an Investment Agreement, dated as of December 10, 2007, as amended and restated as of February 6, 2008, by and between MBIA and Warburg Pincus, the strike price under such warrants will be decreased and the aggregate number of shares of MBIA common stock to be issued upon exercise of such warrants will be increased, in each case as a result of the issuance of the warrant to Bank of America. The adjustments to the strike price and number of such underlying shares are not expected to have a material dilutive effect on the MBIA common stock.

Societe Generale Settlement

In May of 2013, the Company entered into an agreement with Societe Generale pursuant to which MBIA commuted $4.2 billion of gross insured exposure comprising asset-backed securities (“ABS”) CDOs, structured CMBS pools and CRE CDOs. The amount MBIA paid to Societe Generale in consideration of commuting its insured exposure was consistent with MBIA Corp.’s aggregate statutory loss reserves for the exposures commuted. Also, pursuant to the agreement, Societe Generale agreed to dismiss the pending litigation between the parties concerning the Transformation, which includes any appeals of the decision denying the Article 78 petition and the plenary case.

Transformation Litigation Resolution

As a result of the Bank of America settlement and the Societe Generale settlement, all litigation brought originally by the group of eighteen domestic and international financial institutions, relating to the establishment of National, has been resolved.

Other

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

•

Our expected liquidity and capital forecasts for MBIA Corp. for 2013 reflect adequate resources to pay expected claims. The comprehensive settlement with Bank of America, announced in May of 2013, substantially improved MBIA Corp.’s liquidity forecast and capital stability. However, there are risks to this forecast, as our RMBS and ABS CDO exposures, and remaining CMBS exposure may be volatile. Subsequent to March 31, 2013, a material claim was presented on a CMBS pool transaction by a counterparty; and we expect further claims on this exposure. In addition, there is risk around our assumed recoveries against sellers/servicers of insured RMBS exposures. While we believe MBIA Corp. will have adequate resources to pay expected claims, there can be no such assurance that it will have adequate resources. If MBIA Corp. experiences higher than expected claims payments or is unable to commute exposures that represent a substantial risk, MBIA Insurance Corporation could be placed in a rehabilitation or liquidation proceeding by the NYSDFS (an “MBIA Corp. Proceeding”). Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for information about the impact of an MBIA Corp. Proceeding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

•

For the three months ended March 31, 2013, we estimated an additional $282 million of credit losses and loss adjustment expense (“LAE”) related to our insured CMBS exposure. This additional amount reflects the deterioration within some transactions. While aggregate average debt service coverage in transactions in our aggregate current portfolio remains satisfactory, some loans show signs of significant financial distress. Ultimate loss rates remain uncertain, and we have recorded additional impairments on our insured CMBS portfolio every quarter since the beginning of 2010 as our anticipated economic losses have increased during that time period. It is possible that we will experience severe losses or liquidity needs due to increased deterioration in our insured CMBS portfolio or our failure to commute these policies, primarily on the CMBS pools originally insured in 2007 primarily referencing BBB and lower rated collateral described below under “RMBS Recoveries and Insured CMBS Portfolio”.

•

During the three months ended March 31, 2013, MBIA Corp. commuted $2.1 billion of gross insured exposure, primarily comprising investment grade corporate CDOs. Subsequent to March 31, 2013, MBIA Corp. agreed to commute an additional $13.4 billion of gross insured exposure, primarily comprising structured CMBS pools, ABS CDOs, first-lien subprime RMBS, high yield corporate CDOs, CRE CDOs, structured insurance securities, and first-lien alternative-A RMBS. In consideration for the commutation of insured transactions, the Company has made and may in the future make payments to the counterparties, the amounts of which, if any, may be less than or greater than any statutory loss reserves established for the respective transactions. The Company enters into commutations in the ordinary course of its business and generally does not intend to make contemporaneous disclosures regarding any such transactions regardless of the amounts paid to effect such commutations in relation to the statutory loss reserves established for the respective transactions. The Company’s ability to commute insured transactions is limited by available liquidity, including the availability of the BofA Secured Loan, intercompany loans and the use of other available financing structures, some of which could be subject to regulatory approval by the NYSDFS. There can be no assurance that the Company will be able to fund further commutations by borrowing or otherwise.

•

The commutations completed subsequent to March 31, 2013 will reduce MBIA Corp’s statutory case loss reserves by $1.5 billion. In addition, the settlements of the put-back litigation with Bank of America and Flagstar Bank will reduce MBIA Corp.’s statutory put-back recoverables by $2.9 billion. Because these transactions were agreed upon in the period subsequent to March 31, 2013, but before MBIA Corp. published its statutory results, the March 31, 2013 amounts were adjusted to reflect the agreements. The net effect of the adjustments was to lower MBIA Corp.’s statutory capital by an immaterial amount. The commutation costs and the put-back receipts were consistent with both the related put-back recoverables and related case reserves that existed on MBIA Corp.’s balance sheet as of March 31, 2013.

•

Our ability to achieve high stable ratings for National is subject to rating agency criteria, including qualitative and quantitative factors, and the timing of any upgrade is uncertain. There is no assurance that we will be able to achieve such ratings. While there are currently two bond insurers actively engaged in the market, one of which was recently established, we have observed other new competitors indicating an interest in entering the bond insurance market and continue to consider strategies for launch. We will continue to monitor the impact that new market participants may have on our ability to compete in the U.S. public finance insurance market in the future.

•

Our U.S. public finance insured portfolio, in National, continues to perform as expected. We did experience increased stress in this portfolio in the three months ended March 31, 2013 as a portion of the obligations that we insure were issued by some of the state and local governments that continue to remain under extreme financial and budgetary stress. This financial stress on such states and municipalities could lead to an increase in defaults on the payment of their obligations and losses or impairments on a greater number of insured transactions in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

RMBS Recoveries and Insured CMBS Portfolio

MBIA Corp. has repurchase claims against sellers/servicers of RMBS securitizations related to sellers’/servicers’ improper inclusion of ineligible mortgage loans in MBIA-insured securitizations. We believe that, based on the strength of our contract claims, multiple positive court rulings in our favor, and the exceptionally high level of ineligible mortgage loans in our insured transactions, we are entitled to collect and/or assert a claim for the full amount of our incurred loss related to these ineligible mortgage loans and interest. However, our financial statements reflect that we may ultimately collect less than our cumulative incurred loss due to a variety of factors including the risks inherent in litigation, the possibility of legal settlements with some or all of the sellers/servicers, and the risk that one or more of the sellers/servicers will not be able to honor any claims or judgments that we secure against them. As of March 31, 2013, we recorded $4.0 billion of put-back recoveries related to sellers’/servicers’ contractual obligations to cure, repurchase or replace ineligible mortgage loans. Our cumulative incurred loss related to ineligible mortgage loans totaled $2.1 billion as of March 31, 2013, excluding incurred losses related to claims against Bank of America and Flagstar Bank that were settled in May of 2013. We are entitled to collect interest on amounts paid. We may further discount our expected put-back recoveries in the future based on a review of the creditworthiness of the sellers/servicers. We have recorded our largest repurchase claims related to liabilities of Bank of America as a result of its acquisition of Countrywide, which claims were settled in May of 2013 as part of the BofA Settlement Agreement.

Subsequent to March 31, 2013, a counterparty presented claims on an insured CMBS transaction. We expect to experience additional claims on this transaction. While the CMBS exposures held by Bank of America/Merrill Lynch were commuted in May of 2013, we continue to have significant CMBS exposure. While the risk of losses in the CMBS portfolio has been reduced substantially, due to this commutation, especially in the short-term, it is possible that we will experience significant losses and/or liquidity needs due to increased deterioration in our insured CMBS portfolio or our failure to commute these policies, and in particular if macroeconomic stress escalates. Depending on the amount of such claims and the amounts of claims on other policies issued by MBIA Corp., MBIA Corp. may not have sufficient liquid assets to pay such claims in the absence of the collection of its remaining put-back recoveries in a timely manner or the availability of other resources.

We have recorded substantial recoveries related to put-backs against two wholly-owned subsidiaries of Residential Capital, LLC (“ResCap”), GMAC Mortgage, LLC (“GMAC”) and Residential Funding Company, LLC (“RFC”), whose ultimate parent company is Ally Financial Inc. On May 14, 2012, ResCap, RFC and GMAC each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In the second quarter of 2012, as a result of the bankruptcy filings, MBIA reassessed its expected recoveries from GMAC and RFC and developed new probability-weighted scenarios. The revised scenarios are based on the following facts: a) we have a direct contractual relationship with GMAC and RFC related to our put-back claims; b) our claims against GMAC and RFC are based on a breach of contract and fraud which have withstood motions to dismiss; and c) we submitted expert reports in the RFC litigation which confirm a substantial degree of ineligible mortgage loans in MBIA insured securitizations and damages as a result thereof. As of March 31, 2013, the auction of the servicing platform and specific loans of the ResCap bankruptcy estate, as well as the corresponding sales associated with the auctions, have concluded and closed. However, an actual distribution of proceeds will not occur until a plan detailing the distribution of assets has been approved by the bankruptcy court. Consequently, the outcomes utilized by the Company continue to be based upon information that was available to the Company as of the filing date. A more detailed discussion of potential recoveries is presented within “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements.

Accordingly, the Company has modeled scenario-based recoveries which are founded upon the strength of these claims as well as a range of estimated assets available to ResCap unsecured creditors, and as a result, our expected recoveries from GMAC and RFC have been reduced by approximately 4% since December 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Additionally, as of March 31, 2013, we recorded expected recoveries of $811 million (on a present value basis) from excess spread (the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests) in our second-lien RMBS transactions, in reimbursement of our past and future expected claims. Of this amount, $747 million is included in “Insurance loss recoverable” and $64 million is included in “Loss and loss adjustment expense reserves”. The amount of excess spread depends on future interest rates, borrower refinancing and defaults. There can be no assurance that the $811 million will be received in its entirety.

The reference herein to “ineligible” mortgage loans refers to those mortgage loans that the Company believes failed to comply with the representations and warranties made by the sellers/servicers of the securitizations to which those mortgage loans were sold (including mortgage loans that failed to comply with the related underwriting criteria), based on the Company’s assessment of such mortgage loans’ compliance with such representations and warranties, which included information provided by third-party review firms. The sellers/servicers have contractual obligations to cure, repurchase or replace such ineligible mortgage loans. These expected recoveries are generally referred to as “put-backs” and are calculated based on the Company’s assessment of a range of possible collection outcomes. The Company’s assessment of the ineligibility of individual mortgage loans has been challenged by the sellers/servicers of the securitizations in litigation and there is no assurance that the Company’s determinations will prevail.

Economic and Financial Market Trends

We believe the three months ended March 31, 2013 continued to show improvements in the U.S. economy. Despite the automatic spending cuts from sequestration, the increase in gasoline prices and higher payroll taxes, consumer confidence remained relatively strong particularly in the automobile and housing sectors. In addition, the unemployment rate dropped to its lowest level in over four years. This continued improvement in the labor market should help to improve personal incomes. There still remains, however, uncertainty over Congress’ ability to reach agreement on how to address the ever increasing federal debt. Economic activity in Europe remains weak, particularly in peripheral countries. Additionally, the recent setbacks in Cyprus indicate more work is needed before the Euro area resolves common currency issues and returns to financial stability. While confidence in the U.S. economy should continue to grow throughout 2013, sustained job growth and resolution of fiscal policies in Washington remain critical to a complete recovery. MBIA’s business outlook should be viewed against this backdrop since these are some of the key economic conditions which, together with the ineligibility of mortgage loans supporting our insured RMBS transactions, realized losses on insured credit derivatives and the volatility of unrealized gains and losses on our insured credit derivatives, significantly impact our financial results.

Financial Highlights

For the three months ended March 31, 2013, we recorded consolidated net income of $164 million or $0.84 per diluted share compared with consolidated net income of $10 million or $0.05 per diluted share, for the same period of 2012.

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

For the three months ended March 31, 2013, consolidated adjusted pre-tax loss was $20 million compared with an adjusted pre-tax loss of $548 million for the same period of 2012.

Our consolidated shareholders’ equity was $3.3 billion as of March 31, 2013 compared with $3.2 billion as of December 31, 2012. The increase was primarily the result of a benefit from losses and LAE based on increases in recoveries of actual and expected payments. Our consolidated book value per share as of March 31, 2013 was $17.04 compared with $16.22 as of December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

In addition to book value per share, we also analyze adjusted book value (“ABV”) per share, a non-GAAP measure. We consider ABV a measure of fundamental value of the Company and the change in ABV an important measure of financial performance. ABV adjusts GAAP book value to remove the impact of certain items which the Company believes will reverse from GAAP book value over time through the GAAP statements of operations and GAAP statements of comprehensive income, as well as to add in the impact of certain items which the Company believes will be realized in GAAP book value in future periods. The Company has limited such adjustments to those items that it deems to be important to fundamental value and performance and which the likelihood and amount can be reasonably estimated. ABV assumes no new business activity. We have presented ABV to allow investors and analysts to evaluate the Company using the same measure that MBIA’s management regularly uses to measure financial performance and value. ABV is not a substitute for and should not be viewed in isolation of GAAP book value, and our definition of ABV may differ from that used by other companies. Refer to the following “Results of Operations” section for a further discussion of ABV and a reconciliation of GAAP book value per share to ABV per share.

As of March 31, 2013, ABV per share was $30.56, down from $30.68 as of December 31, 2012.

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

For a discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In addition, refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a current description of estimates used in our insurance loss reserving process.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
In millions except for per share amounts	2013	2012
Total revenues (losses)	$219	$383
Total expenses	4	362

Pre-tax income (loss)	215	21
Provision (benefit) for income taxes	51	11

Net income (loss)	$164	$10

Net income (loss) per common share:
Basic	$0.84	$0.05
Diluted	$0.84	$0.05

For the three months ended March 31, 2013, we recorded consolidated net income of $164 million, or $0.84 per share, compared with consolidated net income of $10 million, or $0.05 per share, for the same period of 2012. Weighted average diluted common shares outstanding totaled 196 million for the three months ended March 31, 2013, up 1% from the same period of 2012. Consolidated total revenues (losses) for the three months ended March 31, 2013 included $61 million of net losses on insured derivatives compared with $299 million of net gains for the same period of 2012. The net losses on insured derivatives in 2013 were principally the result of the effects of MBIA’s nonperformance risk on its derivative liabilities which resulted from a tightening of its own credit spreads and an improvement in the Company’s recovery rate, partially offset by the effects of changes in the weighted average life of the portfolio and favorable movements in spreads and pricing on collateral transactions. The net gains on insured derivatives in 2012 were principally the result of commuting derivatives at prices below fair value and favorable movements in spreads and pricing on collateral within transactions, partially offset by the effects of MBIA’s nonperformance risk on its derivative liabilities which resulted from a tightening of its own credit spreads and an improvement in the Company’s recovery rate. Consolidated total expenses for the three months ended March 31, 2013 included a $194 million benefit of net insurance loss and LAE compared with a $97 million loss for the same period of 2012. The net insurance loss and LAE benefit in 2013 and loss in 2012 were principally related to our insured RMBS exposure.

Included in our consolidated net income for the three months ended March 31, 2013 was $33 million of income before income taxes related to consolidated VIEs, after the elimination of intercompany revenues and expenses, compared with losses before income taxes of $31 million for the same period of 2012. The net effect of consolidated VIEs on our financial results will vary over time as VIEs are consolidated or deconsolidated by the Company, and as the values of consolidated VIE assets and liabilities change.

European Sovereign Debt Exposure

Uncertainties regarding the European sovereign debt crisis have affected the global economy. Outside the U.S., financial guarantee insurance has been used by issuers of sovereign-related and sub-sovereign bonds, structured finance securities, utility debt and financing for public purpose projects, among others. MBIA does not insure any direct European sovereign debt. However, we do insure both structured finance and public finance obligations in select international markets. MBIA’s indirect European sovereign insured debt exposure totaled $7.8 billion as of March 31, 2013 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned entities that are supported by a sovereign state, region or department. Of the $7.8 billion of insured gross par outstanding, $793 million, $674 million, and $249 million were related to Spain, Portugal, and Ireland, respectively. The remaining $6.1 billion was related to the United Kingdom. We closely monitor our existing insured European portfolios on an ongoing basis. We consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. We also monitor local accounting, regulatory and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. The Company has an immaterial amount of direct and indirect European sovereign debt holdings included in its investment portfolios. A default by one or more sovereign issuers could have an adverse effect on our insured debt exposures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Adjusted Pre-Tax Income

The following table presents our consolidated adjusted pre-tax income (loss) (a non-GAAP measure) and provides a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
In millions	2013	2012
Adjusted pre-tax income (loss)	$(20)	$(548)
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	18	5
Mark-to-market gains (losses) on insured credit derivatives	(73)	303
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	(290)	(261)

Pre-tax income (loss)	$215	$21

For the three months ended March 31, 2013, our consolidated adjusted pre-tax loss decreased compared with the same period of 2012 primarily as a result of a decrease in insurance losses and LAE, the absence of net investment losses related to other-than-temporary impairments, gains on the sales of investments, and lower operating expenses due to lower legal and litigation related costs.

Adjusted Book Value

As of March 31, 2013, ABV per share (a non-GAAP measure) was $30.56, down from $30.68 as of December 31, 2012. The decrease in ABV per share was primarily driven by additional impairments on our insured credit derivatives.

The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In millions except share and per share amounts	As of March 31, 2013	As of December 31, 2012
Total shareholders’ equity of MBIA Inc.	$3,288	$3,173
Common shares outstanding	192,957,686	195,671,508
Book value per share	$17.04	$16.22
Adjustments for items included in book value per share (after-tax):
Cumulative net loss from consolidating certain VIEs(1)	0.53	0.59
Cumulative unrealized loss on insured credit derivatives	10.09	9.70
Net unrealized (gains) losses included in other comprehensive income	(0.31)	(0.47)
Adjustments for items not included in book value per share (after-tax):
Net unearned premium revenue(2)(3)	9.52	9.92
Present value of insured derivative installment revenue(4)	0.55	0.60
Cumulative impairments on insured credit derivatives(4)	(5.86)	(4.85)
Deferred acquisition costs	(1.00)	(1.03)

Total adjustments per share	13.52	14.46

Adjusted book value per share	$30.56	$30.68

(1) -	Represents the impact on book value per share of consolidated VIEs that are not considered a business enterprise of the Company.

(2) -	Consists of financial guarantee premiums and fees.

(3) -	The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

(4) -	The discount rate on insured derivative installment revenue and impairments was 5% as of March 31, 2013 and December 31, 2012.

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

A proposed novation agreement between Financial Guaranty Insurance Company (“FGIC”) and National, whereby FGIC transfers by novation to National all the rights and liabilities under each of the policies covered under a reinsurance agreement with FGIC, is currently pending. For a detailed discussion on this novation agreement, refer to “Part 1 Business-Our Insurance Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following table presents our U.S. public finance insurance segment results for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Percent
In millions	2013	2012	Change
Net premiums earned	$103	$106	-3%
Net investment income	49	54	-9%
Fees and reimbursements	2	1	100%
Net gains (losses) on financial instruments at fair value and foreign exchange	32	10	n/m

Total revenues	186	171	9%

Losses and loss adjustment	4	14	-71%
Amortization of deferred acquisition costs	22	22	-%
Operating	18	80	-78%

Total expenses	44	116	-62%

Pre-tax income (loss)	$142	$55	n/m

n/m -	Percent change not meaningful.

For the three months ended March 31, 2013 and 2012, we did not write a meaningful amount of U.S. public finance insurance. The lack of insurance writings in our U.S. public finance segment reflects the insurance financial strength credit ratings assigned to National by major ratings agencies and the impact of litigation over the formation of National in 2009. We do not expect to write a material amount of new business prior to an upgrade of our insurance financial strength ratings and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation. We believe that we will resume writing business in the U.S. public finance market before actively re-engaging in the structured finance and international markets. On February 28, 2013, S&P lowered its rating on National to BB from BBB with a developing outlook. As a result of the downgrade of National, FGIC had the right to terminate its reinsurance agreement with National. In May of 2013, S&P upgraded National’s rating to BBB with a credit watch positive outlook. S&P’s upgrade of National to BBB removed FGIC’s right to terminate its reinsurance agreement with National.

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the three months ended March 31, 2013 compared with the same period of 2012 primarily resulted from a decrease in scheduled premiums earned of $3 million. Scheduled premium earnings decreased due to the maturity of insured issues within our U.S. public finance portfolio with no material new insurance writings. Additionally, refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of premiums that would have been earned in recent periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET INVESTMENT INCOME The decrease in net investment income for the three months ended March 31, 2013 compared with the same period of 2012 was primarily due to a decrease in the notional value of our simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with our asset/liability products segment and lower asset balances. The Asset Swap provides yield enhancement to our U.S. public finance insurance investment portfolio as a result of increased net interest earnings from these collective agreements.

The interest income on the National Secured Loan is included in our U.S. public finance net investment income and totaled $29 million for the three months ended March 31, 2013 compared with $20 million for the same period of 2012. The National Secured Loan enhances the overall yield of our U.S. public finance insurance investment portfolio as lower yielding investments were sold to fund the amount loaned under this agreement. While interest due on the National Secured Loan is recorded in the period during which it accrues, the payment of interest was being deferred. In connection with the BofA Settlement Agreement, MBIA Corp. repaid the remaining outstanding balance and accrued interest on the National Secured Loan. Refer to the “Liquidity” section included herein for additional information about these agreements.

Investment asset balances at amortized cost as of March 31, 2013 and December 31, 2012 are presented in the following table:

	March 31, 2013		December 31, 2012
	Investments at	Pre-tax	Investments at	Pre-tax
In millions	Amortized Cost	Yield(1)	Amortized Cost	Yield(1)
Fixed-income securities:
Tax-exempt	$375	3.89%	$417	3.98%
Taxable	2,409	2.82%	2,378	2.98%
Short-term	289	0.73%	204	1.17%

Total fixed-income	3,073	2.76%	2,999	2.99%
Secured loan to an affiliate	1,681		1,652
Other	16		16

Total	$4,770		$4,667

(1) -	Estimated yield-to-maturity.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The increase in net gains on financial instruments at fair value and foreign exchange for the three months ended March 31, 2013 compared with the same period of 2012 was principally due to realized gains from sales of securities from the ongoing management of our U.S. public finance insurance investment portfolio.

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

Some municipalities experiencing significant financial distress, including Jefferson County, Alabama, San Bernardino, California and Stockton, California have entered into Chapter 9 bankruptcy proceedings of the United States Bankruptcy Code with the potential for, or stated intent to, impair payments to bondholders, and by extension cause losses to bond insurers. This could have an adverse impact on our loss reserves.

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Percent Change
In millions	2013	2012
Loss and LAE related to actual and expected payments	$5	$22	-77%
Recoveries of actual and expected payments	(1)	(8)	-88%

Gross losses incurred	4	14	-71%
Reinsurance	-	-	-

Losses and loss adjustment expenses	$4	$14	-71%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following tables present information about our U.S. public finance insurance loss and LAE reserves and recoverables as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,	Percent
In millions	2013	2012	Change
Gross loss and LAE reserves	$270	$267	1%
Expected recoveries on unpaid losses	(103)	(108)	-5%

Loss and LAE reserves	$167	$159	5%

Insurance loss recoverable	$261	$256	2%
Insurance loss recoverable—ceded(1)	$7	$7	-%
Reinsurance recoverable on paid and unpaid losses	$7	$8	-13%

(1) -	Reported within “Other liabilities” on our consolidated balance sheets.

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. As of March 31, 2013 and December 31, 2012, loss and LAE reserves comprised the following:

$ in millions	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012	2013	2012
Gross of reinsurance:
Issues with defaults	9	9	$142	$141	$750	$749
Issues without defaults	9	9	25	18	111	113

Total gross of reinsurance	18	18	$167	$159	$861	$862

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three months ended March 31, 2013 and 2012 are presented in the following table:

	Three Months Ended March 31,		Percent Change
In millions	2013	2012
Gross expenses	$18	$80	-78%

Amortization of deferred acquisition costs	$22	$22	-%
Operating	18	80	-78%

Total insurance operating expenses	$40	$102	-61%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three months ended March 31, 2013 compared with the same period of 2012 primarily due to decreases in legal and litigation related costs and expenses related to support services provided by Optinuity Alliance Resources Corp. (“Optinuity”).

Operating expenses decreased for the three months ended March 31, 2013 compared with the same period of 2012. This decrease was a result of the decrease in gross expenses as we did not defer a material amount of policy acquisition costs during the first quarters of 2013 and 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of March 31, 2013 and December 31, 2012. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

	Gross Par Outstanding
In millions Rating	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
AAA	$17,838	5.5%	$18,518	5.5%
AA	155,963	48.2%	162,504	48.2%
A	119,638	36.9%	122,743	36.4%
BBB	27,657	8.5%	30,496	9.0%
Below investment grade	2,755	0.9%	2,853	0.9%

Total	$323,851	100.0%	$337,114	100.0%

The credit quality distribution of our U.S. public finance insurance exposure as of March 31, 2013 remained relatively consistent with December 31, 2012. Total U.S. public finance insurance gross par outstanding rated A or above, before giving effect to National’s guarantee, was approximately 90% and gross par outstanding rated below investment grade, before giving effect to National’s guarantee, was less than 1% as of March 31, 2013 and December 31, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our structured finance and international insurance segment results for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Percent Change
In millions	2013	2012
Net premiums earned	$36	$47	-23%
Net investment income	5	8	-38%
Fees and reimbursements	24	25	-4%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	12	(4)	n/m
Unrealized gains (losses) on insured derivatives	(73)	303	-124%

Net change in fair value of insured derivatives	(61)	299	-120%
Net gains (losses) on financial instruments at fair value and foreign exchange	22	18	22%
Net investment losses related to other-than-temporary impairments	-	(40)	-100%
Other net realized gains (losses)	-	1	-100%
Revenues of consolidated VIEs:
Net investment income	13	13	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	31	(31)	n/m

Total revenues	70	340	-79%

Losses and loss adjustment	(198)	83	n/m
Amortization of deferred acquisition costs	33	27	22%
Operating	26	57	-54%
Interest	58	53	9%
Expenses of consolidated VIEs:
Operating	5	7	-29%
Interest	10	11	-9%

Total expenses	(66)	238	-128%

Pre-tax income (loss)	$136	$102	33%

n/m - Percentage change not meaningful.

For the three months ended March 31, 2013 and 2012, we did not write a meaningful amount of structured finance and international insurance. The lack of insurance writings in our structured finance and international insurance segment reflects the impact of the downgrades of MBIA Corp.’s insurance financial strength ratings by the major rating agencies, which occurred in 2008, 2009, 2012 and the first quarter of 2013. The Company does not expect to write a material amount of new business prior to an upgrade of the insurance financial strength ratings of MBIA Corp. and market acceptance that such ratings will be stable in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation, including the resolution of pending litigation. Pre-tax income decreased for the three months ended March 31, 2013 compared to the same period of 2012 primarily due to changes in the fair value of our insured credit derivatives, which reflects changes in the market perception of MBIA Corp.’s credit risk. This decrease was partially offset by a benefit from losses and LAE from increases in recoveries of actual and expected payments and lower legal and litigation related costs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the adjusted pre-tax income (loss) of our structured finance and international insurance segment, and a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Percent Change
In millions	2013	2012
Adjusted pre-tax income (loss)	$(97)	$(446)	-78%
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	16	(16)	n/m
Mark-to-market gain (loss) on insured credit derivatives	(73)	303	-124%
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	(290)	(261)	11%

Pre-tax income (loss)	$136	$102	33%

n/m -	Percent Change not meaningful.

For the three months ended March 31, 2013, our adjusted pre-tax loss decreased compared with the same period of 2012 primarily as a result of a decrease in insurance losses and LAE, the absence of net investment losses related to other-than-temporary impairments and lower operating expenses.

NET PREMIUMS EARNED Our structured finance and international insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts and insured derivative contracts, and certain of those premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned by type of insurance contract for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
In millions	2013	2012
Net premiums earned:
Financial guarantee contracts	$36	$47
Insured derivative contracts(1)	12	15
VIEs (eliminated in consolidation)	3	5

Total net premiums earned	$51	$67

(1) -	Premiums related to insured derivatives are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations.

Net premiums earned on non-derivative financial guarantee contracts for the three months ended March 31, 2013 and 2012 are presented in the following table. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues.

	Three Months Ended March 31,		Percent Change
In millions	2013	2012
Net premiums earned:
U.S.	$13	$19	-32%
Non-U.S.	23	28	-18%

Total net premiums earned	$36	$47	-23%

Structured finance and international net premiums earned decreased in the three months ended March 31, 2013 compared with the same period of 2012 due to the maturity and early settlement of insured transactions with no material writings of new insurance policies.

NET INVESTMENT INCOME The decrease in net investment income for the three months ended March 31, 2013 compared with the same period of 2012 was primarily due to declining average asset balances in 2013 due to sales to fund claim and commutation payments.

MBIA Corp., as lender, maintained a secured lending agreement with our asset/liability products segment (“MBIA Corp. Secured Loan”), which was fully repaid in May 2012 and had no further draws. Refer to the “Liquidity” section included herein for additional information about this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Investment asset balances at amortized cost as of March 31, 2013 and December 31, 2012 are presented in the following table:

	March 31, 2013		December 31, 2012
In millions	Investments at Amortized Cost	Pre-tax Yield(1)	Investments at Amortized Cost	Pre-tax Yield(1)
Fixed-income securities:
Taxable	$516	1.92%	$725	1.60%
Short-term	227	1.28%	160	1.38%

Total fixed-income	743	1.72%	885	1.56%
Other	2		1

Total	$745		$886

(1) -	Estimated yield-to-maturity.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums and fees earned related to derivatives and the components of the net change in fair value of insured derivatives for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Percent Change
In millions	2013	2012
Net premiums and fees earned on insured derivatives	$13	$16	-19%
Realized gains (losses) on insured derivatives	(1)	(20)	-95%

Realized gains (losses) and other settlements on insured derivatives	12	(4)	n/m
Unrealized gains (losses) on insured derivatives	(73)	303	-124%

Net change in fair value of insured derivatives	$(61)	$299	-120%

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

For the three months ended March 31, 2013, unrealized losses on insured derivatives were principally associated with the effects of MBIA’s nonperformance risk on its derivative liabilities and collateral erosion partially offset by shorter weighted average lives on transactions and favorable movements in spreads and pricing on collateral. For the three months ended March 31, 2012, unrealized gains on insured derivatives were principally associated with commutations and the result of favorable movements in spreads and pricing on collateral within transactions, partially offset by the effects of MBIA’s nonperformance risk on its derivative liability which resulted from a tightening of its own credit spreads and an improvement in the Company’s recovery rate.

As of March 31, 2013, MBIA Corp.’s five year CDS cost was 38.63% upfront plus 5% per annum compared with 26.50% upfront plus 5% per annum as of March 31, 2012. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 32.13% upfront plus 5% per annum to 40.00% upfront plus 5% per annum as of March 31, 2013. Those costs ranged from 11.88% upfront plus 5% per annum to 28.25% upfront plus 5% per annum as of March 31, 2012.

As of March 31, 2013, we had $45.0 billion of gross par outstanding on insured credit derivatives compared with $47.5 billion as of December 31, 2012. The decrease in gross par outstanding was primarily due to contractual terminations, amortizations and maturities. During the three months ended March 31, 2013, five insured issues, representing $2.1 billion in gross par outstanding, either matured or were contractually settled prior to maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles as our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent actual payments plus the present values of our estimates of expected future claim payments, net of expected future recoveries. MBIA Insurance Corporation’s expected future claim payments were discounted using a rate of 5.72%, the same rate used to calculate its statutory loss reserves as of March 31, 2013. We estimated that additional credit impairments on insured derivatives (excluding LAE) for the three months ended March 31, 2013 were $290 million across 10 CDO insured issues. Beginning with the fourth quarter of 2007 through March 31, 2013, total credit impairments on insured derivatives were estimated at $5.9 billion across 73 insured CDO issues, inclusive of 65 insured issues for which we made settlement and claim payments of $4.2 billion, net of reinsurance and collections. Accordingly, we expect to realize additional net losses of $1.7 billion. Refer to the following “Loss and Loss Adjustment Expenses” section for additional information about credit impairments on insured derivatives.

Our estimate of credit impairments, a non-GAAP measure, may differ from the fair values recorded in our consolidated financial statements. The Company believes its disclosure of credit impairments on insured derivatives provides additional meaningful information about potential realized losses on these contracts. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments. In the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse before or at the maturity of the contracts. Contracts also may be settled prior to maturity at amounts that may be more or less than their recorded fair values. Those settlements can result in realized gains or losses, and will result in the reversal of unrealized gains or losses. The Company is not required to post collateral to counterparties of these contracts. Refer to “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 for information on legislative changes that could require collateral posting by MBIA Corp. notwithstanding the contract terms.

Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expenses” in our consolidated statements of operations. Such costs totaled $1 million for the three months ended March 31, 2013 and 2012.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to other-than-temporary impairments for the three months ended March 31, 2012 was primarily related to one impaired security that was written down to its fair value as it was our intent to sell the security before an expected recovery of fair value to its amortized cost. Refer to the “Liquidity” section included herein for additional information about impaired investments.

REVENUES OF CONSOLIDATED VIEs For the three months ended March 31, 2013, total revenues of consolidated VIEs were $44 million compared with a loss of $18 million for the same period of 2012. The increase in revenues of consolidated VIEs was primarily related to net gains on financial instruments at fair value and foreign exchange as a result of changes in the fair value of VIE assets and liabilities recorded through earnings.

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

The following tables present the aggregate loss and LAE reserves and insurance loss recoverables as of March 31, 2013 and December 31, 2012, and the aggregate change in the discounted values of net payments expected to be made on all insurance contracts for the three months ended March 31, 2013 and 2012:

Aggregate Losses and LAE Roll Forward

In millions	Financial Guarantee Insurance(1)	Financial Guarantee Insurance Related to VIEs(2)	Insurance Credit Derivative Impairments and LAE(3)	Reinsurance(4)	Total(5)
Gross loss and LAE reserves as of December 31, 2012	$694	$293	$1,458	$(7)	$2,438
Gross insurance loss recoverable as of December 31, 2012	(3,392)	(1,338)	(31)	6	(4,755)

Total reserves (recoverable) as of December 31, 2012	(2,698)	(1,045)	1,427	(1)	(2,317)
Ceded reserves	(1)	-	-	1	-

Net reserves as of December 31, 2012	(2,699)	(1,045)	1,427	-	(2,317)
Total aggregate losses and LAE incurred	(198)	5	291	-	98
(Payments) collections and other	(101)	(28)	(1)	-	(130)

Net reserves as of March 31, 2013	(2,998)	(1,068)	1,717	-	(2,349)
Ceded reserves	1	-	-	(1)	-

Total reserves (recoverable) as of March 31, 2013	$(2,997)	$(1,068)	$1,717	$(1)	$(2,349)

Gross loss and LAE reserves as of March 31, 2013	$618	$324	$1,748	$(7)	$2,683
Gross insurance loss recoverable as of March 31, 2013	(3,615)	(1,392)	(31)	6	(5,032)

Total reserves (recoverable) as of March 31, 2013	$(2,997)	$(1,068)	$1,717	$(1)	$(2,349)

(1) -	Included in “Losses and loss adjustment,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated financial statements.

(2) -	Represents loss expense, reserves and insurance loss recoverable eliminated upon the consolidation of insured VIEs.

(3) -	Represents statutory losses and LAE and recoveries for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations and the fair value of these contracts are recorded in “Derivative Liabilities” on the Company’s consolidated balance sheets.

(4) -	Represents “Losses and loss adjustment,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated financial statements and are ceded to third-party reinsurers under insurance contracts. As of March 31, 2013 and December 31, 2012, there was a $1 million receivable related to insured credit derivative impairments and LAE reinsurance.

(5) -	Represents totals after ceding to third-party reinsurers under insurance contracts.

Aggregate Losses and LAE (change in discounted values of net payments)

	For the Three Months Ended March 31, 2013
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Change in actual and expected payments	$109	$(12)	$(43)	$285	$(10)	$329
Change in actual and expected salvage	(255)	(4)	5	(3)	26	(231)

Total aggregate losses and LAE	$(146)	$(16)	$(38)	$282	$16	$98

(1) -	Includes HELOC loans and CES.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	For the Three Months Ended March 31, 2012
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Change in actual and expected payments	$165	$(5)	$(45)	$296	$2	$413
Change in actual and expected salvage	(32)	5	15	-	1	(11)

Total aggregate losses and LAE	$133	$-	$(30)	$296	$3	$402

(1) -	Includes HELOC loans and CES.

The decrease in total aggregate losses and LAE for the three months ended March 31, 2013 compared with the same period of 2012 was primarily due to increases in future expected recoveries on second-lien RMBS exposures, primarily driven by increases in recoveries resulting from ineligible mortgage loans that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans.

In addition to the information presented above, the following tables present aggregate losses and LAE for the three months ended March 31, 2013 and 2012 by insurance type:

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	For the Three Months Ended March 31, 2013
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Financial guarantee insurance(2)	$(153)	$(16)	$(37)	$(8)	$16	$(198)
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(3)	7	-	(2)	-	-	5
Insured credit derivatives (statutory basis)(4)	-	-	1	290	-	291

Total aggregate losses and LAE	$(146)	$(16)	$(38)	$282	$16	$98

(1) -	Includes HELOC loans and CES.

(2) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(3) -	Represents losses eliminated upon the consolidation of insured VIEs.

(4) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

	For the Three Months Ended March 31, 2012
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Financial guarantee insurance(2)	$81	$-	$(2)	$1	$3	$83
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(3)	52	-	(16)	-	-	36
Insured credit derivatives (statutory basis)(4)	-	-	(12)	295	-	283

Total aggregate losses and LAE	$133	$-	$(30)	$296	$3	$402

(1) -	Includes HELOC loans and CES.

(2) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(3) -	Represents losses eliminated upon the consolidation of insured VIEs.

(4) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents information about our loss and LAE incurred for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Percent Change
In millions	2013	2012
Loss and LAE related to actual and expected payments	$(1)	$125	-101%
Recoveries of actual and expected payments	(197)	(42)	n/m

Gross losses incurred	(198)	83	n/m
Reinsurance	-	-	-

Losses and loss adjustment expenses	$(198)	$83	n/m

n/m - Percent change not meaningful.

Losses and LAE incurred in our structured finance and international insurance segment was a benefit of $198 million for the three months ended March 31, 2013. Included in the $198 million benefit were increases in recoveries of actual and expected payments of $197 million and decreases in gross losses related to actual and expected future payments of $1 million. Included in the $197 million in recoveries were $220 million related to insured second-lien RMBS transactions. Included in the $1 million of gross losses related to actual and expected future payments were decreases of $39 million related to ABS CDO activity, $12 million related to first-lien activity and $17 million related to other activity. Partially offsetting these decreases were increases of $67 million related to insured second-lien RMBS transactions. The $220 million of recoveries related to second-lien RMBS transactions included $306 million of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans, partially offset by a $94 million reduction in excess spread within the securitizations.

Losses and LAE incurred in our structured finance and international insurance segment totaled $83 million for the three months ended March 31, 2012. Included in the $83 million were gross losses related to actual and expected future payments of $125 million, including $129 million related to insured second-lien RMBS transactions. Partially offsetting these losses were recoveries of actual and expected payments of $42 million, including $48 million related to insured second-lien RMBS transactions. The $48 million of recoveries related to second-lien RMBS transactions included $49 million of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans, partially offset by a $1 million reduction in excess spread within the securitizations.

For the three months ended March 31, 2013, losses and LAE incurred included the elimination of a $5 million expense as a result of the consolidation of VIEs. The $5 million elimination included gross losses related to actual and expected future payments of $38 million, partially offset by recoveries of actual and expected payments of $33 million. For the three months ended March 31, 2012, losses and LAE incurred included the elimination of a $36 million expense as a result of the consolidation of VIEs. The $36 million elimination included gross losses related to actual and expected future payments of $18 million and a decrease in recoveries of actual and expected payments of $18 million.

The following table presents information about our insurance reserves and recoverable as of March 31, 2013 and December 31, 2012. The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date. Our insurance loss recoverable includes expected recoveries related to put-backs of ineligible mortgage loans within second-lien RMBS transactions and other amounts due to MBIA under the terms and conditions of the respective transactional documents (inclusive of subrogation rights).

	March 31,	December 31,	Percent
In millions	2013	2012	Change
Gross loss and LAE reserves	$804	$918	-12%
Expected recoveries on unpaid losses	(186)	(224)	-17%

Loss and LAE reserves	$618	$694	-11%

Insurance loss recoverable	$3,615	$3,392	7%
Insurance loss recoverable - ceded(1)	$6	$6	- %
Reinsurance recoverable on paid and unpaid losses	$7	$7	- %

(1) -	Reported within “Other liabilities” on our consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Included in the Company’s loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves as of March 31, 2013 and December 31, 2012 for four issues that had no expected future claim payments or par outstanding, but for which the Company is obligated to pay LAE incurred in prior periods. As of March 31, 2013 and December 31, 2012, loss and LAE reserves comprised the following:

	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
$ in millions	2013	2012	2013	2012	2013	2012
Gross of reinsurance:
Issues with defaults	101	97	$421	$448	$7,112	$7,194
Issues without defaults	24	25	197	246	1,273	1,402

Total gross of reinsurance	125	122	$618	$694	$8,385	$8,596

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

MBIA reports expected potential recoveries of certain paid claims within “Insurance loss recoverable” and the corresponding estimated recovery amounts due to reinsurers within “Other liabilities” on the Company’s consolidated balance sheets. As of March 31, 2013 and December 31, 2012, our insurance loss recoverable in our structured finance and international insurance segment was $3.6 billion and $3.4 billion, respectively. The increase in our insurance loss recoverable principally resulted from an increase in expected potential recoveries related to certain sellers’/servicers’ obligation to repurchase ineligible mortgage loans related to insured second-lien transactions. As of March 31, 2013 and December 31, 2012, our insurance loss recoverable also included estimated recoveries of approximately $747 million and $780 million, respectively, primarily from excess spread (the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests) within insured second-lien RMBS securitizations. Insurance loss recoverables due to reinsurers totaled $6 million as of March 31, 2013 and December 31, 2012. Insurance loss recoverables are only paid to reinsurers upon receipt of such amounts by MBIA.

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities (“MBS”) backed by residential mortgage loans, including second-lien residential mortgage securitizations (revolving HELOC loans and CES). For the three months ended March 31, 2013, we recorded a $153 million benefit related to insured second-lien RMBS transactions. The $153 million benefit was due to gross recoveries of actual and expected payments of $220 million, partially offset by gross losses and LAE related to actual and expected payments of $67 million.

MBIA Corp. also insures MBS backed by first-lien subprime mortgage loans directly through RMBS securitizations. There has been considerable stress and continued deterioration in the subprime mortgage market since 2008 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of March 31, 2013 and December 31, 2012, the Company had $2.2 billion of gross par outstanding from direct exposure to subprime mortgage loans. While subprime transactions directly guaranteed by MBIA Corp. include collateral comprising mortgage loans that originated during 2005, 2006, and 2007, we currently do not expect ultimate material losses on these transactions given the amount of subordination below MBIA Corp.’s insured portion of such transactions available to absorb losses from collateral defaults. As of March 31, 2013, the Company had $308 million of gross par outstanding in six insured direct subprime mortgage transactions with 2005 or 2006 subprime mortgage collateral appearing on the Company’s Classified or Caution Lists.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of March 31, 2013 by S&P credit rating category. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
		Alternative
	Prime	A-paper		Subprime		HELOC	CES
In millions	First-lien	First-lien		First-lien		Second-lien	Second-lien	Total
AAA	$79	$1,040		$939		$-	$8	$2,066
AA	16	262		152		6	-	436
A	38	147		379		-	17	581
BBB	71	365		205		1,485	1,626	3,752
Below investment grade	-	1,156		485		1,581	1,486	4,708

Total gross par	$204	$2,970	(1)	$2,160	(2)	$3,072	$3,137	$11,543

(1) -	Includes international exposure of $727 million.

(2) -	Includes international exposure of $10 million.

The following table presents the gross par outstanding by vintage year of MBIA Corp.’s total insured second-lien residential mortgage loan securitizations insured exposure as of March 31, 2013. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
		% of Total		% of Total
In millions	HELOC	HELOC	CES	CES
2007	$421	14%	$2,062	66%
2006	1,115	36%	1,015	32%
2005	933	30%	-	-%
2004	540	18%	35	1%
2003 and prior	63	2%	25	1%

Total gross par	$3,072	100%	$3,137	100%

The HELOC and CES gross par outstanding in the above tables decreased from $3.2 billion and $3.3 billion, respectively, as of December 31, 2012.

During the three months ended March 31, 2013, we paid approximately $111 million, net of reinsurance and collections, on insured second-lien RMBS transactions, or $84 million after eliminating $27 million of net payments made on behalf of consolidated VIEs. Through March 31, 2013, we paid a cumulative total of $6.7 billion, net of reinsurance and collections, or $4.4 billion after eliminating $2.3 billion of net payments on insured second-lien RMBS transactions that are currently consolidated as VIEs. As of March 31, 2013, we had loss and LAE reserves related to our remaining insured second-lien RMBS exposure of $200 million before eliminating $90 million of loss and LAE reserves related to our consolidated VIEs. The loss and LAE reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the cash receipts we expect from the performing mortgage loans in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” in our consolidated balance sheets. The payments that we make virtually all go to reduce the principal balances of the securitizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table provides information about insured second-lien RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim and LAE payments, net of collections, as of March 31, 2013 and for which it does not consolidate under accounting guidance for VIEs:

Second-Lien RMBS Transactions with Claim Payments (Excluding Consolidated VIEs)

				Claim Payments
				and LAE Net of
	Number of	Original Par	Gross Par	Collections Since
$ in millions	Issues	Insured	Outstanding	Inception
HELOC	14	$16,253	$1,998	$2,304
CES	9	8,198	1,955	2,155

Total	23	$24,451	$3,953	$4,459

Total net of reinsurance				$4,350

The gross par outstanding on insured second-lien RMBS transactions included in the preceding table was $4.0 billion as of March 31, 2013 and December 31, 2012. As of March 31, 2013, we expect to pay an additional $223 million (on a present value basis) on these transactions and expect to receive a total of $811 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. Of our expected reimbursement from excess spread, $747 million is included in “Insurance loss recoverable” and $64 million is included in “Loss and loss adjustment expense reserves.” In addition, we expect to receive $2.8 billion (on a present value basis) in respect of the sellers’/servicers’ obligation to repurchase ineligible mortgage loans, which is included in “Insurance loss recoverable”.

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

The following table provides information about insured second-lien RMBS transactions included in MBIA Corp.’s insured portfolio for which it has made claim payments and LAE, net of collections, as of March 31, 2013 and for which it consolidates under accounting guidance for VIEs. As such, these payments are not reflected as insurance losses in our consolidated financial statements subsequent to consolidation. Of the $2.4 billion of total payments before reinsurance, $857 million was eliminated subsequent to consolidation. As of March 31, 2013, the Company has recorded actual or expected put-back recoveries for amounts paid on all insured second-lien RMBS transactions included in the following table:

Second-Lien RMBS Transactions with Claim Payments (Consolidated VIEs)

				Claim Payments
				and LAE Net of
	Number of	Original Par	Gross Par	Collections Since
$ in millions	Issues	Insured	Outstanding	Inception
HELOC	6	$3,657	$923	$687
CES	7	5,068	1,158	1,703

Total	13	$8,725	$2,081	$2,390

Total net of reinsurance				$2,318

As of March 31, 2013, we expect to pay an additional $103 million (on a present value basis) on these transactions and expect to receive a total of $241 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. In addition, we expect to receive $1.2 billion (on a present value basis) as of March 31, 2013 from the contractual obligation of the sellers/servicers to repurchase ineligible mortgage loans, which is reported in “Loan repurchase commitments” under “Assets of consolidated variable interest entities” on the consolidated balance sheets.

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

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Structured finance and international insurance segment expenses for the three months ended March 31, 2013 and 2012 are presented in the following table:

	Three Months Ended March 31,		Percent
In millions	2013	2012	Change
Gross expenses	$29	$58	-50%

Amortization of deferred acquisition costs	$33	$27	22%
Operating	26	57	-54%

Total insurance operating expenses	$59	$84	-30%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three months ended March 31, 2013 compared with the same period of 2012 due to reductions in legal and litigation related costs and compensation expenses. The increase in the amortization of deferred acquisition costs for the three months ended March 31, 2013 compared with the same period of 2012 principally reflects the strengthening of the U.S. dollar related to our international policies.

Operating expenses decreased for the three months ended March 31, 2013 compared with the same period of 2012 due to a decrease in gross expenses. We did not defer a material amount of policy acquisition costs during the first quarter of 2013 or 2012. Policy acquisition costs in these periods were primarily related to ceding commission income and premium taxes on installment policies written in prior periods.

INSURED PORTFOLIO EXPOSURE The credit quality of our structured finance and international insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of March 31, 2013 and December 31, 2012, 27% and 26%, respectively, of our structured finance and international insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

MBIA Corp.’s $49.1 billion CDO portfolio represented 46% of its total insured gross par outstanding of $107.9 billion as of March 31, 2013. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions	Gross Par Outstanding as of March 31, 2013

Collateral Type
Multi-sector CDOs(1)	$4.1
Investment grade CDOs and structured corporate credit pools	21.8
High yield corporate CDOs	5.6
Commercial real estate pools and CRE CDOs	17.6

Total	$49.1

(1) - Includes one multi-sector CDO-squared transaction with gross par of $84 million as of March 31, 2013

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

Generally, we are subject to a claim on a multi-sector CDO when the insured tranche incurs an interest or principal shortfall. Such shortfalls result once the underlying collateral supporting the transaction no longer generates enough cash flow to support the insured notes. MBIA Corp.’s payment obligation after a default generally insures current interest and ultimate principal.

Total gross par exposure in our multi-sector CDO portfolio was $37.3 billion as of December 31, 2007. Since the end of 2007 through March 31, 2013, our multi-sector CDO gross par exposure has decreased by approximately $33.2 billion primarily from negotiated commutations of $21.2 billion and contractual terminations without any payment from MBIA Corp. of $5.4 billion. The remaining reduction in gross par was due to the amortization and maturity of transactions. As of March 31, 2013, our gross par exposure to multi-sector CDOs of $4.1 billion represented 8% of MBIA Corp.’s CDO exposure and 4% of MBIA Corp.’s total gross par insured.

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured multi-sector CDO transactions:

$ in millions				Collateral as a % of Performing Pool Balance as of March 31, 2013
Year Insured	# of CDOs	Gross Par Outstanding		Other Collateral	RMBS	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)
CDOs of High-Grade U.S. ABS
2003 - 2004	2	$163	(1)	100%	0%	100%	9.4-44.4%	10.0%	$(10)
2005 - 2007	3	2,204		61%	39%	100%	0.0%	13.0-20.0%	(573)

Subtotal	5	2,367							(583)
CDOs of Mezzanine U.S. ABS
2002 - 2004	11	1,051		65%	35%	100%	0.0-70.1%	13.8-30.5%	(21)

Total	16	3,418							(604)
		285		Multi-Sector CDO European Mezzanine and Other Collateral (1 CDO)					(2)
		446		Multi-Sector CDO insured in the Secondary Market prior to 2005 (27 CDOs)					-

Grand Total		$4,149							$(606)

(1) -	Includes one multi-sector CDO-squared transaction with gross par of $84 million as of March 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The significant erosion of subordination in our multi-sector CDO transactions principally resulted from the underperformance of RMBS and CDO collateral. As discussed above, the erosion of Insured Tranche Subordination in these transactions increases the likelihood that MBIA Corp. will pay claims. As of March 31, 2013, there were credit impairment estimates for 26 classified multi-sector CDO transactions for which MBIA Corp. expects to incur actual net claims in the future (16 of which are insured in the secondary market), representing 59% of all MBIA Corp.-insured multi-sector CDO transactions (including both CDS and non-CDS contracts). Of the remaining transactions, 18% are on our “Caution List” and 23% continue to perform at or close to our original expectations. In the event of further performance deterioration of the collateral referenced or held in our multi-sector CDO transactions, the amount of credit impairments could increase materially.

As of March 31, 2013, the ratings distribution of our insured multi-sector CDO transactions is presented in the following table. These ratings are intended to reflect the past and expected future performance of the underlying collateral within each transaction.

Insured Exposure Rating(1)	Original	Current
AAA	100%	0%
AA	0%	2%
A	0%	0%
BBB	0%	7%
Below investment grade	0%	91%

Total	100%	100%
(1) - All ratings are current. Ratings are derived using the most conservative rating among Moody’s, S&P or internal ratings.

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

Our investment grade corporate CDO exposure references pools of predominantly investment grade corporate credits. Additionally, some of these pools may include limited exposure to other asset classes, including structured finance securities (such as RMBS and CDOs). Most of our investment grade corporate CDO policies guarantee coverage of losses on collateral assets once Insured Tranche Subordination in the form of a deductible has been eroded, and are generally highly customized structures. Our gross par exposure to investment grade corporate CDOs of $21.8 billion represents 44% of MBIA Corp.’s CDO exposure and 20% of MBIA Corp.’s total gross par insured. The Company’s insured investment grade corporate CDOs have experienced Insured Tranche Subordination erosion due to the default of underlying referenced corporate obligors, as well as certain structured finance securities, but we currently do not expect losses on MBIA Corp.’s insured tranches. As of March 31, 2013, the collateral amount in the portfolio exceeds the gross par outstanding as a result of credit enhancement (such as over-collateralization and Insured Tranche Subordination).

Our gross par of insured investment grade corporate CDOs includes $10.8 billion that was typically structured to include buckets (typically 30% to 35% of the overall CDO) of references to specific tranches of other investment grade corporate CDOs (monotranches). In such transactions, MBIA Corp.’s insured investment grade corporate CDOs include, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The referenced monotranches in such CDOs were typically rated double-A and sized to approximately 3% of the overall reference risk pool. The inner referenced monotranches are not typically subject to acceleration and do not give control rights to a senior investor. The inner referenced monotranches have experienced Insured Tranche Subordination erosion due to the default of their referenced corporate assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured investment grade corporate CDOs and structured corporate credit pool transactions:

$ in millions			As of March 31, 2013
Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Other Collateral	Total	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)
2005	2	$2,763	85%	15%	100%	20.0-23.3%	25.0-27.5%	$(28)
2006	4	6,766	94%	6%	100%	11.4-18.1%	16.0-25.0%	(218)
2007	10	12,278	98%	2%	100%	11.1-27.9%	15.0-30.0%	(279)

Total	16	21,807						(525)

High Yield Corporate CDOs

Our high yield corporate CDO portfolio, totaling $5.6 billion of gross par exposure, largely comprises middle-market/special- opportunity corporate loan transactions and broadly syndicated CLOs. Our gross par exposure to high yield corporate CDOs represents 11% of MBIA Corp.’s CDO exposure and 5% of MBIA Corp.’s total gross par insured as of March 31, 2013.

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

The following table presents the collateral as a percent of the performing pool balances for all MBIA Corp.-insured high yield corporate CDO transactions:

$ in millions			As of March 31, 2013
Year Insured	# of CDOs	Gross Par Outstanding	Corporate Collateral	Current Insured Tranche Subordination Range Below MBIA	Original Insured Tranche Subordination Range Below MBIA	Net Derivative / Asset (Liability)(1)
2003 - 2007	6	$5,629	100%	10.1-33.1%	21.8-33.3%	$-
		16	High Yield Corporate CDO insured in the Secondary Market prior to 2003 (2 CDOs)			-

Total		$5,645				$-

(1) - Net derivative amounts are immaterial due to the positive performance of the credit derivative transactions.

Commercial Real Estate Pools and CRE CDOs

As of March 31, 2013, we had $17.6 billion of gross par exposure to the CRE sector through insured structured transactions primarily comprising CRE collateral. Our CRE portfolio can be largely sub-divided into two distinct categories: structured CMBS pools and CRE CDOs. In addition, MBIA Corp. insures approximately $2.6 billion in CRE loan pools, primarily comprising European assets. These CRE loans are not included in the following “Structured CMBS Pools” and “CRE CDOs” sections.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of credit impairments on our CRE pools and CDO exposure, including the methodology used to calculate these impairments.

Structured CMBS Pools

As of March 31, 2013, our gross par exposure to structured CMBS pools totaled $15.6 billion and represented approximately 15% of MBIA Corp.’s total gross par insured. Since the end of 2007 through March 31, 2013, our structured CMBS pools gross par exposure has decreased by approximately $25.1 billion, primarily from negotiated commutations and early settlements. Our structured CMBS pool insured transactions are pools of CMBS bonds, Real Estate Investment Trust (“REIT”) debt and other CRE CDOs structured with first loss deductibles such that MBIA Corp.’s obligation attached at a minimum of a triple-A level when the policies were issued. The deductible sizing was a function of the underlying collateral ratings and certain structural attributes. MBIA Corp.’s guarantees for most structured CMBS pool transactions cover losses on collateral assets once the deductibles have been eroded. These deductibles provide credit enhancement and subordination to MBIA’s insured position.

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

The following table presents the collateral as a percentage of the pool balances, as well as the current deductible, as of March 31, 2013 for all MBIA Corp.-insured structured CMBS pool transactions:

$ in millions			As of March 31, 2013
Year Insured	# of Pools	Gross Par Outstanding	CMBS	REIT Debt	Other	Total	Current Deductible	Original Deductible	Net Derivative / Asset (Liability)
2003	1	$50	69%	16%	15%	100%	66.4%	26.0%	$-
2006	5	1,669	97%	0%	3%	100%	3.8-48.9%	10.0-54.2%	(38)
2007	15	13,827	98%	0%	2%	100%	2.5-83.0%	5.0-82.3%	(1,682)

Subtotal	21	15,546							(1,720)
		14	Structured CMBS Pools insured in the Secondary Market prior to 2005 (2 pools)						-

Grand Total		$15,560							$(1,720)

While on an aggregate basis the deductible levels in the above table show little erosion, certain policies reflected in the table have experienced significant deductible erosion. This significant deductible erosion was largely due to liquidations of underlying loan collateral in those transactions over the past two years. Subsequent to March 31, 2013, one transaction experienced deterioration such that all the remaining deductible was eliminated and a claim for this transaction was presented to MBIA.

In addition, we have experienced ratings erosion in the total CMBS collateral underlying our insured static pools. Whereas approximately 32% of the total CMBS collateral underlying the pools outstanding as of March 31, 2013 was originally rated BBB and below and approximately 50% was originally rated AAA, approximately 58% of the total CMBS collateral underlying these pools as of March 31, 2013 was rated below investment grade. The higher risk of the collateral that was originally rated BBB and below was intended to be offset by the diversification in the collateral pool and the level of the deductible, whereas pools backed by all AAA collateral benefited from diversification, as well as higher credit quality, and required smaller deductibles. In all cases, regardless of the underlying collateral rating, MBIA Corp.’s insured position was rated AAA at origination of the transaction by at least one of the Moody’s, S&P or Fitch ratings companies.

As of March 31, 2013, we had exposure to eight static CMBS pools, having $6.0 billion of gross par outstanding, that were originally insured in 2006 and 2007, and in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower. The remainder of the collateral in these eight pools consisted of higher rated CMBS bonds, REIT debt and other securities. The BBB and below rated CMBS bonds underlying these eight pools had an original weighted average credit enhancement level of 2.9%, compared with a weighted average credit enhancement level of 1.8% as of March 31, 2013. MBIA Corp.’s original policy level deductibles for these eight insured pools ranged from 23.0% to 82.3% with an original weighted average deductible by gross par outstanding of 37.7%, compared with deductibles that range from 2.5% to 83.0% with a weighted average deductible by gross par outstanding of 20.8% as of March 31, 2013. As of March 31, 2013, most of MBIA Corp.’s estimated credit impairments for our static CMBS pools relate to a subset of these eight pools, of which the vast majority relate to a single counterparty, Bank of America and its subsidiary Merrill Lynch. Subsequent to March 31, 2013, MBIA commuted these exposures as part of the BofA Settlement Agreement. After all commutations agreed to subsequent to March 31, 2013, we have exposure to four static CMBS pools that were originally insured in 2006 and 2007, and in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower. Total gross par outstanding on these pools was $914 million as of March 31, 2013.

Additionally, we insure two static CMBS pools, totaling $3.0 billion of gross par outstanding as of March 31, 2013, that were originally insured in 2007, and are comprised of CMBS collateral which was originally rated A. Although deductible erosion at the policy level has been minimal to date, we do expect additional erosion. While ultimate loss rates remain uncertain and if the economy does not improve, it is possible that we will experience severe losses, particularly if the underlying loans are unable to pay off at their expected maturity dates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the vintage and original rating composition of the CMBS collateral in our static CMBS pools:

	CMBS Collateral Vintage
Original Rating	2004 and Prior	2005	2006	2007	Total
AAA	8.2%	4.5%	23.6%	14.0%	50.3%
AA	0.0%	0.0%	1.0%	3.3%	4.3%
A	0.0%	2.4%	9.2%	1.7%	13.3%
BBB	1.7%	4.5%	16.9%	4.6%	27.7%
Below investment grade or not rated	1.7%	1.2%	0.6%	0.9%	4.4%

Total	11.6%	12.6%	51.3%	24.5%	100.0%

As of March 31, 2013, our structured CMBS pool portfolio comprised approximately 35,400 loans. The current weighted average debt service coverage ratio (“DSCR”) of underlying mortgage loans in the CMBS pools was 1.45 based on net operating income derived from the most recent property level financial statements. As of March 31, 2013, some properties still show signs of significant financial distress as evidenced by the fact that approximately 17% of the properties have reported a DSCR less than 1.0. The majority of the loans are long-term and fixed-rate in nature. Approximately ten percent of the loans mature in the next twelve months and these loans have a weighted average DSCR of 1.80. The large shifts in the Company’s structured CMBS pool portfolio due to early settlements reached over the past several months render comparison to previous periods less meaningful.

Delinquencies have increased markedly in the CRE market over the last three years given the economic climate and the shortage of financing. As of March 31, 2013, 30-day and over delinquencies decreased in the fixed-rate conduit CMBS market to 8.8% and decreased in MBIA Corp.’s insured static pooled CMBS portfolio to 11.3%. The higher delinquency rate in MBIA Corp.’s portfolio was primarily due to a concentration in the 2006 and early 2007 vintages. Additionally, the market includes newer vintage transactions from 2010 to 2012, which have virtually no material delinquencies. Although we have also seen stabilization in the pace of increases in the delinquency rate over the past several months, some of the deceleration is attributable to the loan modifications and extensions granted by the special servicers for these CMBS loans as well as increased liquidations. The special servicers are responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process with the objective of maximizing proceeds for all bondholders by avoiding or minimizing loan level losses.

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

CRE CDOs

As of March 31, 2013, our gross par exposure to CRE CDOs totaled $2.0 billion and represented approximately 2% of MBIA Corp.’s total gross par insured. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt, and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. Most of these transactions benefit from typical CDO structural features such as cash diversion triggers, collateral quality tests, and manager replacement provisions. Typically, MBIA Corp. guarantees timely interest and ultimate principal of these CDOs. As with our other insured CDOs, these transactions were generally structured with credit protection originally rated triple-A, or a multiple of triple-A, below our guarantee. As of March 31, 2013, our CRE CDO insured portfolio did not contain any CDOs of ABS exposures. Some of the CRE CDO transactions do contain some RMBS collateral, but overall this comprises 1% of the collateral in the CRE CDO portfolio.

Within our CRE CDO portfolio, we had one transaction with 2005, 2006, and 2007 vintage collateral totaling $344 million of gross par outstanding as of March 31, 2013 in which substantially all of the collateral originally comprised BBB or BBB- rated tranches of CMBS. Although the transaction originally allowed for some manager flexibility, no underlying securities were ever traded, nor will they be going forward. Subsequent to March 31, 2013, MBIA commuted this exposure as part of the BofA Settlement Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the collateral as a percentage of the performing pool balances as of March 31, 2013 for all MBIA Corp.-insured CRE CDO transactions:

$ in millions			As of March 31, 2013
Year Insured	# of CRE CDOs	Gross Par Outstanding	CMBS	Whole Loans	REIT Debt	Other	Total	Current Enhancement	Original Enhancement	Net Derivative / Asset (Liability)
2004	2	$30	62%	0%	14%	24%	100%	21.1-46.4%	22.0-22.4%	$-
2005	1	44	90%	0%	0%	10%	100%	35.5%	22.7%	(1)
2006	7	407	28%	67%	1%	4%	100%	0.0-56.9%	24.0-50.0%	-
2007	6	1,550	66%	28%	1%	5%	100%	8.1-38.2%	21.7-50.0%	(130)

Total	16	$2,031								$(131)

U.S. Public Finance and Structured Finance and International Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of March 31, 2013 for our U.S. public finance and structured finance and international insurance operations:

In millions	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable(1)
Reinsurers
Assured Guaranty Corp.	AA- (Stable Outlook)	A3 (Stable Outlook)	$2,331	$-	$14
Assured Guaranty Re Ltd.	AA- (Stable Outlook)	Baa1 (Stable Outlook)	494	5	-
Overseas Private Investment Corporation	AA+ (Negative Outlook)	Aaa (Negative Outlook)	358	-	-
Export Development Canada	AAA (Stable Outlook)	Aaa (Stable Outlook)	55	1	-
Others	A+ or above	A2 or above	60	1	-

Total			$3,298	$7	$14

(1) -	Amount comprises recoverables on unpaid losses.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of March 31, 2013, the total amount available under these letters of credit and trust accounts was $7 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of March 31, 2013, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $3.3 billion compared with $3.4 billion as of December 31, 2012. Of the $3.3 billion of ceded par outstanding as of March 31, 2013, $1.8 billion was ceded from our U.S. public finance insurance segment and $1.5 billion was ceded from our structured finance and international insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. As of March 31, 2013, the total amount for which National would be liable in the event that the reinsurers of MBIA Corp. were unable to meet their obligations is $1.8 billion. For FGIC policies assigned to National from MBIA Insurance Corporation, National maintains the right to receive third-party reinsurance totaling $4.3 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Advisory Services

Our asset management advisory business is primarily conducted through Cutwater and Trifinium Advisors (UK) Limited (“Trifinium”). Cutwater provides advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its other subsidiaries. Trifinium provides fee-based asset management and advisory services to the Company’s foreign insurance affiliate and to third-party clients and investment structures. During the first quarter of 2013, Trifinium began managing a financing program that provides loans to the U.K. social housing sector. Trifinium earns fees for management and other services provided to the program.

The following table summarizes the results and assets under management of our advisory services segment for the three months ended March 31, 2013 and 2012. These results include revenues and expenses from transactions with the Company’s insurance, corporate, and wind-down operations.

	Three Months Ended March 31,		Percent
In millions	2013	2012	Change
Fees	$11	$13	-15%
Operating expenses	12	17	-29%

Pre-tax income (loss)	$(1)	$(4)	-75%

Ending assets under management:
Third-party	$17,494	$20,601	-15%
Insurance and corporate	7,224	7,522	-4%
Asset/liability products and conduits	4,717	7,470	-37%

Total ending assets under management	$29,435	$35,593	-17%

For the three months ended March 31, 2013, the decrease in pre-tax loss compared with the same period of 2012 was primarily driven by a decrease in operating expenses, principally due to lower compensation expenses.

Average third-party assets under management for the three months ended March 31, 2013 and 2012 were $17.7 billion and $21.0 billion, respectively. This decrease was principally due to declines in our pool products and CDO management business.

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

The following table summarizes the consolidated results of our corporate segment for the three months ended March 31, 2013 and 2012. The results include revenues and expenses that arise from general corporate activities and from providing support to our other segments.

	Three Months Ended March 31,		Percent
In millions	2013	2012	Change
Net investment income	$1	$1	-%
Fees	27	23	17%
Net gains (losses) on financial instruments at fair value and foreign exchange	5	5	-%

Total revenues	33	29	14%

Operating	67	25	n/m
Interest	12	14	-14%

Total expenses	79	39	103%

Pre-tax income (loss)	$(46)	$(10)	n/m

n/m -	Percent change not meaningful.

FEES Fees are generated from support services provided to business units within the Company on a fee-for-service basis. Fees for the three months ended March 31, 2013 increased compared with the same period of 2012 primarily due to a fee paid in 2013 by our conduit segment for administrative and other services of $10 million. Such fees may vary significantly from period to period.

OPERATING EXPENSES Operating expenses for the three months ended March 31, 2013 increased compared with the same period of 2012 due to significantly higher legal and litigation related costs.

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

Asset/Liability Products

The following table presents the results of our asset/liability products segment for the three months ended March 31, 2013 and 2012. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Three Months Ended March 31,		Percent
In millions	2013	2012	Change
Net investment income	$7	$17	-59%
Net gains (losses) on financial instruments at fair value and foreign exchange	3	(73)	-104%
Net investment losses related to other-than-temporary impairments	-	(55)	-100%
Net gains (losses) on extinguishment of debt	4	-	n/m

Total revenues	14	(111)	-113%

Operating	2	4	-50%
Interest expense	20	31	-35%

Total expenses	22	35	-37%

Pre-tax income (loss)	$(8)	$(146)	-95%

n/m - Percentage change not meaningful.

NET INVESTMENT INCOME The decrease in net investment income for the three months ended March 31, 2013 compared with the same period of 2012 was primarily due to lower average asset balances as investments were sold to generate liquidity and repay liabilities.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended March 31, 2013 compared with the same period of 2012 was primarily the result of a decline in losses related to the sale of investments and favorable movements in foreign exchange rates on medium-term notes (“MTNs”), partially offset by a decline in gains on derivatives.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS The Company has an ongoing review process for all securities to assess whether a decline in value is related to a credit loss. The Company utilizes cash flow modeling for purposes of assessing other-than-temporary impairments. Net investment losses related to other-than-temporary impairments for the three months ended March 31, 2012 related to impairing certain securities to their fair values, as it was our intent to sell these securities before a recovery of their fair values to amortized cost. Refer to the “Liquidity” section included herein for additional information about impaired investments.

NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT For the three months ended March 31, 2013, net gains (losses) on extinguishment of debt was primarily due to gains from the repurchase of MTNs issued by the Company.

INTEREST EXPENSE The decrease in interest expense for the three months ended March 31, 2013 compared with the same period of 2012 was primarily due to the continued maturity and repurchases of liabilities by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Conduits

The following table presents the results of our conduit segment for the three months ended March 31, 2013 and 2012. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Three Months Ended March 31,		Percent Change
In millions	2013	2012
Revenues of consolidated VIEs:
Net investment income	$2	$3	-33%

Total revenues	2	3	-33%

Expenses of consolidated VIEs:
Operating	11	-	n/m
Interest	2	4	-50%

Total expenses	13	4	n/m

Pre-tax income (loss)	$(11)	$(1)	n/m

n/m - Percentage change not meaningful.

Our conduit segment is principally operated through Meridian. Certain of MBIA’s consolidated subsidiaries have received compensation for services provided to our conduits.

For the three months ended March 31, 2013, total revenues decreased compared with the same period of 2012 as a result of lower asset balances, and total expenses increased compared with the same period of 2012 primarily as a result of a $10 million fee paid to our corporate segment for administrative and other services.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2013 and 2012 are presented in the following table:

	Three Months Ended March 31,
In millions	2013	2012
Pre-tax income (loss)	$215	$21
Provision (benefit) for income taxes	$51	$11
Effective tax rate	23.7%	52.4%

For the three months ended March 31, 2013, our effective tax rate applied to our pre-tax income was lower than the U.S. statutory tax rate of 35% primarily due to a reduction in our valuation allowance against our deferred tax asset.

For the three months ended March 31, 2012, our effective tax rate applied to our pre-tax income was higher than the U.S. statutory tax rate of 35%, as a result of the increase in the valuation allowance, partially offset by the benefit of tax exempt income and the release of a portion of the reserve for uncertain tax benefits.

Refer to “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the Company’s valuation allowance against deferred tax assets and its accounting for tax uncertainties.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Insurance Corporation. Total capital resources were $4.9 billion and $4.8 billion as of March 31, 2013 and December 31, 2012, respectively. MBIA Inc. utilizes its capital resources to support the business activities of its subsidiaries. As of March 31, 2013, MBIA Inc.’s investments in subsidiaries totaled $4.3 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

In addition to managing the capital resources of MBIA Inc’s subsidiaries, we also manage the capital resources of MBIA Inc. supporting our corporate and asset/liability products segments. This includes our corporate unsecured debt issued for general corporate purposes and debt and investment agreements for operating leverage purposes in support of our asset/liability products business. MBIA Inc. seeks to maintain sufficient liquidity and capital resources to meet its general corporate needs as well as the needs of the asset/liability products business. As of March 31, 2013 and December 31, 2012, the combined net debt of MBIA Inc.’s corporate segment and asset/liability products segment, which primarily comprised long-term debt, MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost and a tax receivable from subsidiaries, totaled $1.2 billion. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its net debt and its general corporate needs over time from distributions from its operating subsidiaries and by raising third-party capital, although there can be no assurance that such factors will generate sufficient cash to satisfy its net debt. Refer to the following “Liquidity—MBIA Inc. Liquidity” section for additional information about MBIA Inc.’s liquidity.

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

Debt securities

MBIA Inc. or its subsidiaries may repurchase or terminate their outstanding debt at prices that we deem to be economically advantageous. During the three months ended March 31, 2013, we repurchased approximately $24 million par value outstanding of MTNs issued by our asset/liability segment at a weighted average cost of approximately 94% of par value.

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by, the State of New York. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of U.S. STAT and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct. U.S. STAT differs from GAAP in a number of ways. Refer to the statutory accounting practices note to consolidated financial statements of National and MBIA Corp. within exhibits 99.1 and 99.2, respectively, of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 for an explanation of the differences between U.S. STAT and GAAP.

National

Capital and Surplus

National reported total statutory capital of $3.3 billion as of March 31, 2013 compared with $3.2 billion as of December 31, 2012. As of March 31, 2013, statutory capital comprised $1.2 billion of contingency reserves and $2.1 billion of policyholders’ surplus. The increase in National’s statutory capital is primarily due to statutory net income of $100 million for the three months ended March 31, 2013. Consistent with our plan to transform our insurance business, the Company received approval from the NYSDFS to reset National’s unassigned surplus to zero, which was effective January 1, 2010. As of March 31, 2013, National’s unassigned surplus was $1.5 billion. In October 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the approval of the surplus reset. Refer to “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a discussion of this action.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Insurance Corporation—Capital and Surplus” section for additional information about contingency reserves under the New York Insurance Law (“NYIL”). National’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, incurred losses would reduce policyholders’ surplus. As of March 31, 2013 and December 31, 2012, National was not in compliance with its single risk limits requirements but was in compliance with its aggregate risk limits.

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

National is subject to NYIL with respect to the payment of dividends as described above. National had a positive earned surplus as of March 31, 2013, which provides National with dividend capacity. National did not declare or pay any dividends during the first quarter of 2013. In connection with the court proceeding challenging the approval of the National surplus reset described above, we agreed that National will not pay dividends during the current adjournment of the proceeding (i.e., through June 19, 2013). In addition, in connection with the approval of a release of excessive contingency reserves during 2011 for MBIA Insurance Corporation, the Company agreed that National will not pay dividends without the prior regulatory approval of the NYSDFS prior to July 19, 2013.

National’s statutory policyholders’ surplus was lower than its GAAP shareholder’s equity by $1.8 billion as of March 31, 2013. U.S. STAT differs from GAAP in certain respects. Refer to “Note 11: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of National within exhibit 99.1 of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 for an explanation of the differences between U.S. STAT and GAAP.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of March 31, 2013 and December 31, 2012 are presented in the following table:

In millions	As of March 31, 2013	As of December 31, 2012
Policyholders’ surplus	$2,104	$1,999
Contingency reserves	1,245	1,249

Statutory capital	3,349	3,248
Unearned premium reserve	1,951	2,041
Present value of installment premiums(1)	213	217

Premium resources(2)	2,164	2,258
Net loss and LAE reserves(1)	(103)	(109)
Salvage reserves	263	262

Gross loss and LAE reserve	160	153

Total claims-paying resources	$5,673	$5,659

(1) -	Calculated using a discount rate 4.54% as of March 31, 2013 and December 31, 2012.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $1.3 billion as of March 31, 2013 compared with $1.5 billion as of December 31, 2012. As of March 31, 2013, statutory capital comprised $478 million of contingency reserves and $784 million of policyholders’ surplus. For the three months ended March 31, 2013, MBIA Insurance Corporation had a statutory net loss of $185 million, primarily due to losses and LAE incurred and interest expense on the National Secured Loan, partially offset by net premiums earned. MBIA Insurance Corporation’s policyholders’ surplus as of March 31, 2013 included a negative unassigned surplus of $1.2 billion.

As of March 31, 2013, MBIA Insurance Corporation recognized estimated recoveries of $2.6 billion, net of reinsurance and income taxes at a rate of 35%, on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions. These expected insurance recoveries represented 203% of MBIA Insurance Corporation’s statutory capital as of March 31, 2013. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Executive Overview—MBIA’s Business Outlook” included herein for factors that may influence MBIA Corp.’s ability to realize these recoveries.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves, and 50% of its loss reserves and unearned premium reserves, in certain qualifying assets. Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As of March 31, 2013, MBIA Insurance Corporation had a deficit of $209 million of qualifying assets required to support its contingency reserves. The deficit was caused by the failure of certain mortgage originators, to honor contractual obligations to repurchase ineligible mortgage loans from securitizations we insured thus requiring MBIA Insurance Corporation to sell liquid assets in order to make claim payments. The deficit may grow as additional commutation and claim payments are made in the future. MBIA Insurance Corporation reported the deficit and requested approval from the NYSDFS to release excess contingency reserves as of September 30, 2012, December 31, 2012 and March 31, 2013, but to date has not received approval. For risks associated with MBIA Insurance Corporation’s failure to meet its contingency reserve requirement, see Item 1A “Risk Factors—Capital, Liquidity and Market Related Risk Factors—If our insurance companies fail to meet regulatory capital requirements they may become subject to regulatory action” in our Annual Report on Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, MBIA Insurance Corporation exceeded its aggregate risk limits under the NYIL by $174 million. The overage was caused by the decrease in statutory capital described above. MBIA Insurance Corporation previously notified the NYSDFS of the overage and submitted a plan to achieve compliance with the limits in accordance with the NYIL. If MBIA Insurance Corporation is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations. In 2013 and 2012, MBIA Insurance Corporation reported additional overages to the NYSDFS with respect to its single risk limits due to changes in its statutory capital.

In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves as discussed above, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends in the near term.

MBIA Insurance Corporation’s statutory policyholders’ surplus is higher than its GAAP shareholders’ equity by $178 million as of March 31, 2013. U.S. STAT differs from GAAP in certain respects. Refer to “Note 14: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of MBIA Corp. within exhibit 99.2 of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 for an explanation of the differences between U.S. STAT and GAAP.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Insurance Corporation’s CPR and components thereto, as of March 31, 2013 and December 31, 2012 are presented in the following table:

In millions	As of March 31, 2013	As of December 31, 2012
Policyholders’ surplus	$784	$965
Contingency reserves	478	493

Statutory capital	1,262	1,458
Unearned premium reserve	585	600
Present value of installment premiums(1)	979	1,035

Premium resources(2)	1,564	1,635
Net loss and LAE reserves(1)	(2,378)	(2,448)
Salvage reserves(3)	4,893	4,628

Gross loss and LAE reserve	2,515	2,180

Total claims-paying resources	$5,341	$5,273

(1) -	Calculated using a discount rate of 5.72% as of March 31, 2013 and December 31, 2012.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

(3) -	This amount primarily consists of expected recoveries related to the Company’s put-back claims.

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

The majority of our liquidity management efforts focus on:

•

The liquidity resources of MBIA Inc., which are subject to: uncertainty in the timing and amount of cash inflows from dividends paid by National and MBIA Insurance Corporation; the necessity of having to meet the scheduled principal and interest on its corporate debt and investment agreements issued by the asset/liability products business; payments on derivative contracts related to the asset/liability products business; and ongoing operating expense needs. The asset/liability products business of MBIA Inc. is subject to ongoing negative cash flow and has a deficit of invested assets to liabilities. In addition, the liquidity resources of MBIA Inc. are subject to collateralization requirements in connection with the liabilities it has issued to third parties and affiliates and in connection with third-party derivative contracts.

•

The liquidity resources of MBIA Corp., which are subject to: ongoing payments related to second-lien RMBS exposures; payments on its remaining CMBS exposures, due to the deterioration in such exposures; delays in the collection of recoveries related to ineligible mortgage loans in certain insured RMBS transactions; payments to counterparties in consideration for the commutation of insured transactions; and payments on insured exposures that in some cases may be large bullet payments. MBIA Corp. is currently subject to negative cash flow as a result of these payments and delays in collecting recoveries.

We also monitor the liquidity resources of National, for which we have not observed material liquidity risk to date, in order to ensure it maintains sufficient liquidity to pay claims and satisfy its other obligations. National’s liquidity resources are subject to loss payments on its insured transactions and negative cash flow, primarily due to tax payments resulting from embedded earnings and investment income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

In order to efficiently manage liquidity across the entire enterprise, certain of our subsidiaries which are less liquidity constrained have entered into intercompany agreements that provide resources to subsidiaries that are more liquidity constrained. These resources include intercompany agreements described further below between our primary insurance subsidiaries and between these insurance subsidiaries and MBIA Inc., which in each case were approved by the NYSDFS and are subject to ongoing monitoring by the NYSDFS. MBIA Corp. may also draw on liquidity through the BofA Secured Loan described below.

Key Lending Agreements

BofA Secured Loan

In connection with the BofA Settlement Agreement in May of 2013, MBIA Corp. and Blue Ridge Investments, L.L.C., an affiliate of Bank of America (“Blue Ridge”), entered into the BofA Secured Loan, pursuant to which Blue Ridge agreed to make revolving loans to MBIA Corp. in an aggregate amount of up to $500 million. The following is a summary of the material terms of the Loan Agreement. This summary is not complete and is subject to the full text of the documents described below.

Use of Proceeds

The proceeds of the BofA Secured Loan can be used for general corporate purposes. Once the BofA Secured Loan outstanding exceeds $50 million, the proceeds must be used for the purpose of meeting ordinary course liquidity requirements expected to arise during the 30 days following such borrowing.

Conditions to Borrowings

Blue Ridge’s obligation to make loans is subject to usual and customary conditions precedent, including that on the date of the borrowing (i) no default is continuing or would occur as a result of that borrowing and (ii) the representations and warranties specified in the BofA Secured Loan agreement are true and accurate in all material respects.

Interest Rate and Fees

Loans will bear interest at a rate per annum equal to, at MBIA Corp.’s option, of (i) the adjusted LIBOR rate (“LIBOR Rate Loans”) plus an applicable margin, or (ii) the base rate (“Base Rate Loans”), which is determined by reference to the highest of (A) Bank of America’s prime rate and (B) the sum of the federal funds effective rate plus ½ of 1.0%, and (C) the adjusted LIBOR rate plus 1.00%, plus an applicable margin. Interest accrues daily and is payable (x) in the case of Base Rate Loans, quarterly in arrears, and (y) in the case of LIBOR Rate Loans, on the last day of each interest period applicable to such LIBOR Rate Loan (unless the interest period is longer than three months, in which case interest is payable on the last day of each three-month period). The applicable margin is 7.50% per annum (in the case of LIBOR Rate Loans) and 6.50% (in the case of Base Rate Loans). With respect to any available but undrawn amounts under the Loan Agreement, MBIA Corp. is obligated to pay a commitment fee on such undrawn amounts of 2.00% per annum.

Security

The Loans are secured by (i) recoveries for claims paid on insured RMBS arising from satisfaction by various originators of such securities of their obligations to buy back ineligible loans (“Put Back Recoveries”), (ii) future installment premiums in respect of all of MBIA Corp.’s outstanding financial guaranty insurance policies, (iii) salvage or subrogation recoveries that result from excess interest or other income generated on performing loans in RMBS insured by MBIA Corp. and (iv) 65% of the voting capital stock of MBIA UK (Holdings) Limited (the collateral described in clauses (ii) and (iii) above, the “Other Prepayment Collateral”). Under the BofA Secured Loan agreement, the value of the collateral described in clauses (i) through (iii) above must at all times be greater than $1.0 billion. As of March 31, 2013, the value of the Collateral was approximately $2.5 billion (after giving effect to the BofA Settlement Agreement and Flagstar Bank settlement).

Scheduled Repayment

The maturity date of the BofA Secured Loan is three years from the closing date, at which time any then outstanding loans will be due and payable.

Mandatory Prepayments

Loans are required to be prepaid (and Blue Ridge’s commitments reduced) in an amount equal to the following: (i) 100% of the proceeds of any put-back recoveries and (ii) on and after the first anniversary of the closing date, from the proceeds of any Other Prepayment Collateral in an amount equal to (x) from the first anniversary of the closing date to the second anniversary of the closing date, 50% of such proceeds and (y) from the second anniversary of the closing date to the maturity date, 100% of such proceeds. In addition, loans must be prepaid (and Blue Ridge’s commitments reduced) in an amount equal to 100% of the proceeds of certain disposals of assets to the extent exceeding $1 million in aggregate for all such disposals. Finally, loans must be prepaid (but without any commitment reduction) to the extent the proceeds of any borrowing that is a liquidity borrowing are not in fact used for such purposes and have not otherwise been used to repay loans within the required 30-day period.

Representations and Warranties

The BofA Secured Loan agreement contains customary representations and warranties for loan facilities of this type, which are given on the closing date and at each borrowing under the BofA Secured Loan agreement, including with respect to organization of MBIA Corp., power and authority, enforceability of the loan documents, receipt of any necessary governmental approvals, financial condition and solvency, and compliance with laws.

Covenants

The BofA Secured Loan agreement contains certain affirmative and negative covenants which are customary for loan facilities of this type in relation to, among other matters, delivery of financial statements, notice of material events, existence and conduct of business, payment of taxes and other obligations, maintenance of books and records, compliance with all material laws, and maintenance of insurance, and includes a requirement that MBIA Corp. maintain at least $750 million of statutory capital (defined as policyholders’ surplus plus contingency reserves).

In addition, MBIA Corp. may not, without Blue Ridge’s consent, consummate any amendments, compromises or commutations with respect to insurance obligations and settlements of litigation to the extent (x) that payments made in respect of such remediation efforts exceed $500 million in the aggregate, (y) after giving effect thereto and to any borrowings of loans in connection therewith, the aggregate principal amount of loans outstanding would exceed $200 million or (z) after giving effect thereto, all remediation efforts taken as a whole since the closing date, would, cumulatively, have reduced MBIA Corp.’s statutory capital by $100 million or more.

In addition, MBIA Corp. may not prepay, redeem, purchase, defease or otherwise satisfy prior to the scheduled maturity thereof in any manner, or make any payment of principal, interest or fees or any other payment on, any of its indebtedness (including the Surplus Notes), except for payments of the loans under the BofA Secured Loan agreement and except for certain refinancings and refundings of its indebtedness.

Change of Control

MBIA Corp. may be required to prepay all amounts outstanding under the BofA Secured Loan agreement upon the occurrence of a change of control.

Events of Default

The BofA Secured Loan agreement contains certain events of default which are customary for loan facilities of this type (and with customary cure periods), including failure to pay principal, interest or fees on the loans, misrepresentation, failure to observe covenants or conditions, failure to pay other material indebtedness, insolvency and bankruptcy matters, and unlawfulness or invalidity of the loan documents.

National Secured Loan

In 2011, National provided a $1.1 billion National Secured Loan to MBIA Insurance Corporation in order to enable MBIA Insurance Corporation to fund settlements and commutations of its insurance policies. This loan was approved by the NYSDFS as well as by the boards of directors of MBIA Inc., MBIA Insurance Corporation and National. The National Secured Loan has a fixed annual interest rate of 7% and a maturity date of December 2016. MBIA Insurance Corporation has the option to defer payments of interest when due by capitalizing interest amounts to the loan balance, subject to the collateral value exceeding certain thresholds. MBIA Insurance Corporation has elected to defer the interest payments due under the loan. MBIA Insurance Corporation’s obligation to repay the loan is secured by a pledge of collateral having an estimated value in excess of the notional amount of the loan as of March 31, 2013, which collateral comprised the following future receivables of MBIA Corp.: (i) its right to receive put-back recoveries related to ineligible mortgage loans included in its insured second-lien RMBS transactions; (ii) future recoveries on defaulted insured second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions; and (iii) future installment premiums. During 2012, MBIA Insurance Corporation borrowed an additional $443 million under the National Secured Loan with the approval of the NYSDFS at the same terms as the original loan to fund additional commutations of its insurance policies. As of March 31, 2013 the outstanding principal amount, which includes capitalized interest, was $1.7 billion. In connection with the BofA Settlement Agreement, in May of 2013, MBIA Insurance Corporation repaid this loan in full and it was extinguished.

Asset Swap

National maintains the Asset Swap (simultaneous repurchase and reverse repurchase agreements) with MBIA Inc. for up to $2.0 billion based on the fair value of securities borrowed. The Asset Swap provides MBIA Inc. with eligible assets to pledge under investment agreements and derivative contracts in the asset/liability products business. As of March 31, 2013, the notional amount utilized under each of these agreements was $474 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $497 million and $517 million, respectively. The net average interest rate on these transactions was 0.10% and 0.88% for the three months ended March 31, 2013 and 2012, respectively. The NYSDFS approved the Asset Swap in connection with the re-domestication of National to New York. National has committed to the NYSDFS to use commercially reasonable efforts to reduce the amount of the Asset Swap over time.

MBIA Corp. Secured Loan

MBIA Corp., as lender, maintains a master repurchase agreement, the MBIA Corp. Secured Loan, with MBIA Inc. for the benefit of MBIA Inc.’s asset/liability products business, which totaled $2.0 billion at inception and was scheduled to mature in May 2012, as amended. This loan was repaid in May 2012 and there have been no further draws. The average interest rate on the MBIA Corp. Secured Loan was 2.53% for the three months ended March 31, 2012. Also in May 2012, the NYSDFS approved the maturity extension of the MBIA Corp. Secured Loan facility to May 2013 with a maximum outstanding amount of $450 million. This loan facility expired on May 3, 2013.

Conduit Repurchase Agreement

MBIA Inc. maintains a repurchase agreement with Meridian (“Conduit Repurchase Agreement”), with a maximum funded amount of $1.0 billion, subject to a pledge of collateral. The Conduit Repurchase Agreement had an average interest rate during the three months ended March 31, 2013 and 2012 of 2.30% and 2.51%, respectively. As of March 31, 2013, the amount drawn by MBIA Inc. under this agreement and the fair value of the collateral pledged by MBIA Inc. were $30 million and $38 million, respectively.

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

During the three months ended March 31, 2013, pursuant to the tax sharing agreement, National settled its taxes related to the 2012 tax year of $16 million with MBIA Inc. Consistent with the tax sharing agreement, this amount was placed in an escrow account until the expiration of National’s two-year net operating loss (“NOL”) carry-back period under U.S. tax rules. At the expiration of National’s carry-back period, any funds remaining after any reimbursement to National in respect of any NOL carry-backs would be available for general corporate purposes, including to satisfy any other obligations under the tax sharing agreement. During the first quarter of 2013, MBIA Inc. received $115 million that was previously held in escrow under the MBIA group tax sharing agreement. The amount represents National’s liability under the tax sharing agreement for the 2010 tax year, and was released pursuant to the terms of the agreement following the expiration of National’s two-year NOL carry-back period under U.S. tax rules. As of March 31, 2013, $346 million remained in escrow for the 2011 and 2012 tax years.

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

•

Certain investment agreements issued by MBIA Inc. may accelerate (including, in some cases, with make-whole payments), in the event of the commencement of a rehabilitation or liquidation proceedings against MBIA Insurance Corporation. The settlement of these amounts due in such a circumstance could further reduce MBIA Inc.’s liquidity resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Because most of MBIA Inc.’s assets are pledged against the obligations described above, the widening of credit spreads would have an adverse impact on the market value of these assets and increase collateralization requirements for the portfolio. The following table presents the estimated pre-tax change in the aggregate fair value of the asset/liability products business’ assets as of March 31, 2013 from instantaneous shifts in credit spread curves. This table assumes that all credit spreads move by the same amount; however, it is more likely that the actual changes in credit spreads will vary by investment sector and individual security. The table presents hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads.

	Change in Credit Spreads (Asset/Liability Products Business)
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$107	$37	$(34)	$(122)

During 2013, MBIA Inc. maintained three intercompany financing facilities to provide it with additional resources to meet its liquidity requirements within the asset/liability products business: the Asset Swap, the MBIA Corp. Secured Loan and the Conduit Repurchase Agreement. Refer to the preceding “Key Intercompany Lending Agreements” section for a description of these facilities.

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

As of March 31, 2013, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $373 million and comprised cash and liquid assets of $317 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $56 million not pledged directly as collateral for its asset/liability products activities. As of December 31, 2012, MBIA Inc. had $239 million of cash and liquid assets comprising $170 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $69 million not pledged directly as collateral for its asset/liability products activities. We believe this liquidity position provides MBIA Inc. with sufficient funds to cover expected obligations at least through the next twelve months.

MBIA Corp. Liquidity

Liquidity available in the structured finance and international insurance segment is affected by our ability to collect on recoveries associated with loss payments, the payment of claims on insured exposures, payments made to commute insured exposures, the repayment of outstanding borrowings, a reduction in investment income, any unanticipated expenses, or the impairment or a significant decline in the fair value of invested assets. We may also experience liquidity constraints as a result of NYIL requirements that we maintain specified, high quality assets to back our reserves and surplus.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

We believe the current liquidity position of MBIA Corp. is adequate to make expected future claim payments. MBIA Corp.’s liquidity position has been substantially strengthened as a result of the BofA Settlement Agreement, including the elimination of potential claims on the Bank of America/Merrill Lynch CMBS exposures and the execution of the BofA Secured Loan entered into in May of 2013. The liquidity position of MBIA Corp. has been stressed due to ongoing payments on second-lien RMBS exposures, payments on its remaining CMBS exposures and the payments to counterparties in consideration for the commutation of insured transactions, which have resulted in a substantial reduction of exposure and potential loss volatility. While MBIA Corp. has made and may in the future make payments to counterparties in consideration for the commutation of insured transactions, MBIA Corp.’s ability to commute insured transactions will depend on management’s assessment of available liquidity or ability to secure other sources of financing. Depending on the amounts of claims on policies issued by MBIA Corp., MBIA Corp. may not have sufficient liquid assets to pay such claims.

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

Our structured finance and international insurance segment also requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes. Pursuant to Section 1307 of the NYIL and the Fiscal Agency Agreement governing MBIA Corp.’s surplus notes, any payment on the notes may be made only with the prior approval of the Superintendent of the NYSDFS “whenever, in his judgment, the financial condition of [MBIA Corp.] warrants” and payment may be made only out of MBIA Corp.’s “free and divisible surplus”. If these conditions are not met, MBIA Corp. is not be permitted to make any applicable interest payment and no default or event of default would occur under the Fiscal Agency Agreement or any of the Company’s other agreements. MBIA Corp.’s request for approval of the January 15 and April 15, 2013 note interest payments were denied by the NYSDFS. In accordance with the terms of the Fiscal Agency Agreement, MBIA Corp. is required to provide, and has provided, notice to the Fiscal Agent that it has not made these scheduled interest payments. The deferred interest payments will become due on the first business day on or after which MBIA Corp. obtains approval to make such payments. No interest will accrue on the deferred interest. There can be no assurance that the NYSDFS will approve these or any subsequent payments, or that it will approve any payment by the scheduled interest payment date or by the date on which the notice is required to be delivered to the registered holders and the Fiscal Agent, nor can there be any assurance that the NYSDFS will approve any optional redemption payment that MBIA Corp. may seek to make.

Since the fourth quarter of 2007 through March 31, 2013, MBIA Corp. has made $11.8 billion of cash payments, before reinsurance and collections and excluding LAE (including payments made to debt holders of consolidated VIEs), associated with second-lien RMBS securitizations and with commutations and claim payments primarily relating to CDS contracts. These cash payments include loss payments of $964 million made on behalf of MBIA Corp.’s consolidated VIEs. Of the $11.8 billion, MBIA Corp. has paid $6.8 billion of gross claims (before reinsurance and collections and excluding LAE) on policies insuring second-lien RMBS securitizations, driven primarily by an extensive number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. In addition, MBIA Corp. has paid $5.0 billion of gross settlement and claim payments (before reinsurance and collections and excluding LAE) on insured credit derivatives. Also, since the fourth quarter of 2007 through March 31, 2013, MBIA Corp. has collected $201 million of excess spread before reinsurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

MBIA Corp. is seeking to enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations and has recorded a total of $4.0 billion of related expected recoveries on our consolidated balance sheets as of March 31, 2013, including expected recoveries recorded in our consolidated VIEs. These put-back claims have been disputed by the loan sellers/servicers and MBIA Corp. is seeking to enforce its rights through litigations with Ally Financial, RFC, GMAC (which is currently stayed subject to the ResCap Chapter 11 bankruptcy), and Credit Suisse Securities (USA) LLC and certain other parties, as discussed more fully in “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements. On May 14, 2012, ResCap and its wholly-owned subsidiary companies, RFC and GMAC each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code; the Company is a member of the Unsecured Creditor’s Committee. Additionally, there is some risk that the sellers/servicers or other responsible parties might not be able to fully satisfy any judgment we secure in litigation and/or through resolution of the ResCap bankruptcy. Further, there can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Such risks are contemplated in the scenarios we utilize to calculate these recoveries, which are recognized on our consolidated balance sheets. We collected our put-back claim against Bank of America subsequent to March 31, 2013, which substantially reduced our remaining consolidated expected recoveries.

A portion of the commutation payments made since the fourth quarter of 2011 were financed through the National Secured Loan, which was paid in full and extinguished in May of 2013 in connection with the BofA Settlement Agreement and the settlement of Flagstar Bank’s put-back obligation. Future commutation payments may be financed through draws on the BofA Secured Loan. MBIA Insurance Corporation’s ability to repay the BofA Secured Loan and any accrued interest will be largely dependent on MBIA Corp.’s ability to collect on its future receivables, including its ability to successfully enforce its rights to have the mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from insured securitizations.

MBIA Corp. also insures third-party holders of our asset/liability products segment’s obligations. If we were unable to meet payment or collateral requirements associated with these obligations, the holders thereof could make claims under the MBIA Corp. insurance policies. In 2008, to provide additional liquidity to the asset/liability products business, MBIA Corp. lent $2.0 billion to the segment on a secured basis under the MBIA Corp. Secured Loan. As of March 31, 2013, the outstanding balance of the MBIA Corp. Secured Loan was repaid in full. In May 2012, the NYSDFS approved the maturity extension of the MBIA Corp. Secured Loan facility to May 2013 with a maximum outstanding amount of $450 million. This loan facility expired on May 3, 2013.

As of March 31, 2013, MBIA Corp. held cash and available-for-sale investments of $1.2 billion, of which $258 million comprised cash and highly liquid assets. As of December 31, 2012, MBIA Corp. held cash and available-for-sale investments of $1.3 billion, of which $345 million comprised cash and highly liquid assets. We believe that MBIA Corp.’s liquidity resources, including expected cash inflows, will adequately provide for anticipated cash outflows. Depending on the amount of actual claims on the policies issued by MBIA Corp., including claims on insured exposures that in some cases may require large bullet payments, MBIA Corp. may not have sufficient liquid assets to pay such claims. In the event of unexpected liquidity requirements, we may have insufficient resources to meet our obligations or insufficient qualifying assets to support our surplus and reserves, and may seek to increase our cash holdings position by selling or financing assets, or raising external capital, and there can be no assurance that we will be able to draw on these additional sources of liquidity. See Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, “Risk Factors—Capital, Liquidity and Market Related Risk Factors—MBIA Insurance Corporation may be placed in a rehabilitation or liquidation proceeding as a result of, among other things, a lack of liquid assets available to pay claims due to the failure by RMBS sellers/servicers to honor their contractual obligation to repurchase ineligible mortgage loans, combined with the substantial RMBS claims payments and other claims and commutation payments to date, as well as the increased probability that MBIA Corp. will experience claims payments on certain of its CMBS exposures in the future”.

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

•

National has entered into certain intercompany transactions to support the liquidity needs of its affiliates. These transactions include the National Secured Loan to MBIA Insurance Corporation and the Asset Swap through which National exchanges liquid assets with MBIA Inc. As a result of these transactions, National is subject to repayment risk, which may adversely affect its liquidity. The National Secured Loan was paid in full and extinguished in May of 2013 in connection with the BofA Settlement Agreement. In addition, changes in the market value of securities sold to National under its Asset Swap with the asset/liability products business may adversely affect its liquidity position if MBIA Inc. were unable to pledge additional eligible assets in order to meet minimum required collateral amounts.

National held cash and short-term investments of $512 million as of March 31, 2013, of which $440 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. As of December 31, 2012, National held cash and short-term investments of $470 million, of which $419 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. With the exception of its loan to MBIA Insurance Corporation, as of March 31, 2013, most of National’s investments, including those encumbered by the Asset Swap, are liquid and highly rated.

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Percent Change
In millions	2013	2012
Net cash provided (used) by:
Operating activities	$(78)	$(233)	-67%
Investing activities	323	1,210	-73%
Financing activities	(301)	(755)	-60%

Operating activities

Net cash used by operating activities decreased for the three months ended March 31, 2013 compared with the same period of 2012 primarily due to decreases in financial guarantee losses and loss adjustment expenses paid and interest paid. Partially offsetting these decreases were reductions in cash received from net investment income and premiums.

Investing activities

Net cash provided by investing activities decreased for the three months ended March 31, 2013 compared with the same period of 2012 primarily due to declines in the sale and redemption of fixed-maturity securities and redemptions of held-to-maturity investments.

Financing activities

Net cash used by financing activities decreased for the three months ended March 31, 2013 compared with the same period of 2012 primarily due to decreases in payments for the retirement of debt related to our conduit segment and payments for securities sold under agreements to repurchase.

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

Our available-for-sale investments comprise high-quality fixed-income securities and short-term investments. As of March 31, 2013 and December 31, 2012, the fair values of our consolidated available-for-sale investments were $5.4 billion and $5.6 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of March 31, 2013 and December 31, 2012 were $862 million and $814 million, respectively.

	As of March 31,	As of December 31,	Percent Change
In millions	2013	2012
Available-for-sale investments:
U.S. public finance insurance
Amortized cost	$3,080	$3,006	2%
Unrealized net gain (loss)	69	105	-34%

Fair value	3,149	3,111	1%

Structured finance and international insurance
Amortized cost	746	886	-16%
Unrealized net gain (loss)	22	22	-%

Fair value	768	908	-15%

Corporate
Amortized cost	498	543	-8%
Unrealized net gain (loss)	(35)	(36)	-3%

Fair value	463	507	-9%

Advisory services
Amortized cost	9	11	-18%
Unrealized net gain (loss)	-	-	n/m

Fair value	9	11	-18%

Wind-down operations
Amortized cost	990	1,039	-5%
Unrealized net gain (loss)	31	20	55%

Fair value	1,021	1,059	-4%

Total available-for-sale investments:
Amortized cost	5,323	5,485	-3%
Unrealized net gain (loss)	87	111	-22%

Total available-for-sale investments at fair value	5,410	5,596	-3%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

	As of March 31,	As of December 31,	Percent Change
In millions	2013	2012
Investments carried at fair value:
U.S. public finance insurance
Amortized cost	193	190	2%
Unrealized net gain (loss)	(1)	-	n/m

Fair value	192	190	1%

Structured finance and international insurance
Amortized cost	25	27	-7%
Unrealized net gain (loss)	2	3	-33%

Fair value	27	30	-10%

Corporate
Amortized cost	38	38	- %
Unrealized net gain (loss)	(5)	(10)	-50%

Fair value	33	28	18%

Advisory services
Amortized cost	4	4	- %
Unrealized net gain (loss)	-	-	n/m

Fair value	4	4	- %

Wind-down operations
Amortized cost	3	5	-40%
Unrealized net gain (loss)	1	-	n/m

Fair value	4	5	-20%

Total investments carried at fair value:
Amortized cost	263	264	- %
Unrealized net gain (loss)	(3)	(7)	-57%

Total investments carried at fair value	260	257	1%

Other investments at amortized cost:
U.S. public finance insurance operations segment	9	9	- %

Total other investments at amortized cost	9	9	- %

Consolidated investments at carrying value	$5,679	$5,862	-3%

n/m -	Percent change not meaningful.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of March 31, 2013 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance		Structured Finance and International		Advisory Services		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Available-for-sale:
Aaa	$1,479	52%	$372	70%	$1	50%	$-	0%	$224	27%	$2,076	48%
Aa	822	29%	92	17%	-	0%	-	0%	91	11%	1,005	23%
A	390	14%	7	1%	1	50%	11	7%	219	26%	628	14%
Baa	135	4%	12	2%	-	0%	20	13%	232	28%	399	9%
Below investment grade	22	1%	45	9%	-	0%	106	70%	46	6%	219	5%
Not rated	4	0%	5	1%	-	0%	15	10%	16	2%	40	1%

Total	$2,852	100%	$533	100%	$2	100%	$152	100%	$828	100%	$4,367	100%
Short-term investments	289		233		7		311		189		1,029
Investments held-to-maturity	-		-		-		-		-		-
Investments held at fair value	192		27		4		33		4		260
Other investments	16		2		1		-		4		23

Consolidated investments at carrying value	$3,349		$795		$14		$496		$1,025		$5,679

As of March 31, 2013, the weighted average credit quality of the Company’s available-for-sale investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations
Weighted average credit quality ratings	Aa	Aa	Aa	Below investment grade	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of March 31, 2013, Insured Investments at fair value represented $620 million or 11% of consolidated investments, of which $364 million or 6% of consolidated investments were Company-Insured Investments.

As of March 31, 2013, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range, and 3% of the total investment portfolio would be rated below investment grade in the Insured Investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The distribution of the Company’s Insured Investments by financial guarantee insurer as of March 31, 2013 is presented in the following table:

	U.S. Public Finance		Structured Finance and International		Corporate		Wind-Down Operations		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$-	0%	$20	0%	$68	1%	$143	3%	$231	4%
National	72	1%	-	0%	-	0%	61	1%	133	2%
Assured Guaranty Municipal Corp.	47	1%	-	0%	-	0%	135	2%	182	3%
Ambac Financial Group, Inc.	9	0%	-	0%	1	0%	32	1%	42	1%
FGIC	3	0%	2	0%	12	1%	8	0%	25	1%
Other	2	0%	-	0%	5	0%	-	0%	7	0%

Total	$133	2%	$22	0%	$86	2%	$379	7%	$620	11%

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

The underlying ratings of the Company-Insured Investments as of March 31, 2013 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance		Wind-down Operations

Underlying Ratings Scale			Corporate		Total
National:
Aa	$31	$-	$-	$15	$46
A	20	-	-	16	36
Baa	21	-	-	30	51

Total National	$72	$-	$-	$61	$133

MBIA Corp.:
A	$-	$-	$-	$13	$13
Baa	-	-	-	117	117
Below investment grade	-	20	68	13	101

Total MBIA Corp.	$-	$20	$68	$143	$231

Total MBIA Insured Investments	$72	$20	$68	$204	$364

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of March 31, 2013, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range, the weighted average rating of only the Company-Insured Investments was in the Baa range, and investments rated as below investment grade in the Company-Insured Investments were 3% of the total consolidated investment portfolio.

Impaired Investments

As of March 31, 2013 and December 31, 2012, we held impaired available-for-sale investments (investments for which fair value was less than amortized cost) with a fair value of $1.5 billion and $1.3 billion, respectively.

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

Debt Obligations

Principal payments due under our debt obligations in the nine months ending December 31, 2013 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. The repayment of principal on our surplus notes is reflected in 2018, which is the next call date. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of March 31, 2013, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of March 31, 2013
In millions	Nine Months Ending December 31, 2013	2014	2015	2016	2017	Thereafter	Total
Structured finance and international insurance segment:
Variable interest entity notes	$343	$393	$569	$561	$608	$6,008	$8,482
Surplus notes	-	-	-	-	-	940	940
Corporate segment:
Long-term debt	-	-	-	-	-	722	722
Asset/liability products segment:
Investment agreements	170	140	46	50	60	539	1,005
Medium-term notes	16	46	253	125	53	1,828	2,321
Conduit segment:
Medium-term notes	-	150	-	336	-	149	635

Total	$529	$729	$868	$1,072	$721	$10,186	$14,105

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

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2013 from instantaneous shifts in interest rates:

	Change in Interest Rates

In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$(51)	$(11)	$10	$(42)	$(91)	$(143)

Foreign Exchange Sensitivity

Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2013 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(60)	$(30)	$30	$60

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2013 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. National’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$(67)	$21	$(36)	$(145)

Credit Derivatives Sensitivity

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. All these transactions were insured by the Company’s structured finance and international insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of March 31, 2013, approximately 22% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s wind-down operations entered into single-name CDSs as part of its asset management activities. In the first three months of 2013, the value of the Company’s credit derivative contracts was principally affected by the movements of MBIA’s nonperformance risk on its derivative liabilities which resulted from a tightening of its own credit spreads and an increase in the Company’s recovery rate and collateral erosion partially offset by shorter weighted average lives on transactions and favorable movements in spreads and pricing on collateral within transactions. As risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

In the first three months of 2013, the Company has observed a tightening of its own credit spreads. As changes in fair value can be caused by factors unrelated to the performance of MBIA’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting will cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of March 31, 2013. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$1,063	$391	$98	$-	$(100)	$(424)	$(1,350)
Estimated net fair value	$(1,936)	$(2,608)	$(2,901)	$(2,999)	$(3,099)	$(3,423)	$(4,349)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Since the Company is now using collateral prices as an input into the Direct Price Model for certain multi-sector insured CDOs, a sensitivity analysis below shows the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivatives portfolio of a 10% and 20% change in collateral prices as of March 31, 2013.

	Change in Collateral Prices
	(Structured Finance and International Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$48	$24	$-	$(24)	$(48)
Estimated net fair value	$(2,951)	$(2,975)	$(2,999)	$(3,023)	$(3,047)

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivatives portfolio of a one and three notch rating change in the credit quality as of March 31, 2013. A notch represents a one step movement up or down in the credit rating.

	Change in Credit Ratings
	(Structured Finance and International Insurance)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$924	$122	$-	$(271)	$(833)
Estimated net fair value	$(2,075)	$(2,877)	$(2,999)	$(3,270)	$(3,832)

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of March 31, 2013.

	Change in Recovery Rates
	(Structured Finance and International Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$222	$106	$-	$(96)	$(186)
Estimated net fair value	$(2,777)	$(2,893)	$(2,999)	$(3,095)	$(3,185)

Accounting principles for fair value measurements require the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivative portfolio using upfront credit spreads of 0%, an increase of 50%, and a decrease of 50%. The actual upfront spread used in the valuation as of March 31, 2013 ranged from 32.13% to 40.00% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Upfront Credit Spread
	(Structured Finance and International Insurance)
In millions	Increase by 50 Percent	No Change	Decrease by 50 Percent	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$3	$-	$(469)	$(1,321)
Estimated net fair value	$(2,996)	$(2,999)	$(3,468)	$(4,320)

With the inclusion of the MBIA recovery rate in the calculation of nonperformance risk for the Company’s insured credit derivatives portfolio, the following sensitivity table presents the estimated pre-tax change in fair value of insured credit derivatives due to changes in that recovery rate. The values shown below reflect an approximate trading range of the MBIA recovery rate.

	MBIA’s Recovery Rate
	(Structured Finance and International Insurance)
In millions	Decrease to 30 Percentage Points	No Change	Increase to 60 Percentage Points
Estimated pre-tax net gains (losses)	$581	$-	$(431)
Estimated net fair value	$(2,418)	$(2,999)	$(3,430)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents repurchases made by the Company in each month during the first quarter of 2013:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)(2)
January	-	$-	-	$23
February	4,836	9.97	-	23
March	182,412	11.55	-	23

	187,248	$11.51	-	23

(1) -	180,681 shares were repurchased by the Company in open market transactions for settling awards under the Company’s long-term incentive plans and 6,567 net shares were purchased in open market transactions as an investment in the Company’s non-qualified deferred compensation plan.

(2) -	On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program.

Item 5. Other Information

The information contained in Part I, Item 2,“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Bank of America Settlement” in this Quarterly Report on Form 10-Q concerning the issuance of a five-year warrant to Bank of America to purchase 9.94 million shares of MBIA common stock at a price of $9.59 per share, and the information contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity— Key Lending Agreements––National Secured Loan” in this Quarterly Report on Form 10-Q concerning the entry by MBIA Corp. into the BofA Secured Loan is hereby incorporated herein by reference.

Item 6. Exhibits

+4.1.	Warrant Agreement, dated as of May 6, 2013, between MBIA Inc. and Blue Ridge Investments, L.L.C.

+10.1.	Loan Agreement, dated as of May 6, 2013, between MBIA Insurance Corporation and Blue Ridge Investments, L.L.C.

+10.2.	Security Agreement, dated as of May 6, 2013, between MBIA Insurance Corporation and Blue Ridge Investments, L.L.C.

+31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+99.1.	Additional Exhibits - National Public Finance Guarantee Corporation and Subsidiaries GAAP Consolidated Financial Statements.

+99.2.	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries GAAP Consolidated Financial Statements.

+101.

Additional Exhibits - MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended

March 31, 2013, formatted in XBRL.

+ Filed Herewith

* Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: May 9, 2013	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: May 9, 2013	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)