Form 10-Q
period 2013-06-30
MBIA INC
filed 2013-08-07
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 1, 2013, 192,971,908 shares of Common Stock, par value $1 per share, were outstanding.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	June 30, 2013	December 31, 2012
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $3,999 and $4,347)	$3,995	$4,485
Fixed-maturity securities at fair value	247	244
Investments pledged as collateral, at fair value (amortized cost $396 and $489)	319	443
Short-term investments held as available-for-sale, at fair value (amortized cost $1,942 and $662)	1,943	669
Other investments (includes investments at fair value of $13 and $12)	22	21

Total investments	6,526	5,862
Cash and cash equivalents	928	814
Premiums receivable	1,106	1,228
Deferred acquisition costs	278	302
Insurance loss recoverable	907	3,648
Property and equipment, at cost (less accumulated depreciation of $145 and $146)	67	69
Deferred income taxes, net	1,287	1,199
Other assets	236	268
Assets of consolidated variable interest entities:
Cash	78	176
Investments held-to-maturity, at amortized cost (fair value $2,690 and $2,674)	2,818	2,829
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $321 and $637)	321	625
Fixed-maturity securities at fair value	663	1,735
Loans receivable at fair value	1,790	1,881
Loan repurchase commitments	1,115	1,086
Other assets	2	2

Total assets	$18,122	$21,724

Liabilities and Equity
Liabilities:
Unearned premium revenue	$2,640	$2,938
Loss and loss adjustment expense reserves	774	853
Investment agreements	775	944
Medium-term notes (includes financial instruments carried at fair value of $188 and $165)	1,561	1,598
Long-term debt	1,524	1,662
Derivative liabilities	1,655	2,934
Other liabilities	431	315
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $2,590 and $3,659)	5,707	7,124
Derivative liabilities	18	162

Total liabilities	15,085	18,530

Commitments and contingencies (See Note 14)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—277,804,712 and 277,405,039	278	277
Additional paid-in capital	3,108	3,076
Retained earnings	2,025	2,039
Accumulated other comprehensive income (loss), net of tax of $33 and $21	(86)	56
Treasury stock, at cost—84,837,343 and 81,733,530 shares	(2,309)	(2,275)

Total shareholders’ equity of MBIA Inc.	3,016	3,173
Preferred stock of subsidiary and noncontrolling interest	21	21

Total equity	3,037	3,194

Total liabilities and equity	$18,122	$21,724

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Premiums earned:
Scheduled premiums earned	$77	$110	$156	$206
Refunding premiums earned	47	61	88	103

Premiums earned (net of ceded premiums of $2, $6, $5 and $9)	124	171	244	309
Net investment income	38	60	76	122
Fees and reimbursements	6	20	12	27
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(1,532)	(428)	(1,520)	(432)
Unrealized gains (losses) on insured derivatives	1,350	1,203	1,277	1,506

Net change in fair value of insured derivatives	(182)	775	(243)	1,074
Net gains (losses) on financial instruments at fair value and foreign exchange	(6)	(6)	57	(25)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(2)	-	(55)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	-	(1)	-	(42)

Net investment losses related to other-than-temporary impairments	-	(3)	-	(97)
Net gains (losses) on extinguishment of debt	39	-	43	-
Other net realized gains (losses)	-	6	-	6
Revenues of consolidated variable interest entities:
Net investment income	14	17	30	34
Net gains (losses) on financial instruments at fair value and foreign exchange	78	(34)	111	(61)
Net gains (losses) on extinguishment of debt	-	33	-	33
Other net realized gains (losses)	1	-	1	-

Total revenues	112	1,039	331	1,422
Expenses:
Losses and loss adjustment	188	62	(6)	159
Amortization of deferred acquisition costs	11	15	27	28
Operating	103	78	209	235
Interest	60	71	120	145
Expenses of consolidated variable interest entities:
Operating	2	3	6	9
Interest	12	15	24	30

Total expenses	376	244	380	606

Income (loss) before income taxes	(264)	795	(49)	816
Provision (benefit) for income taxes	(86)	214	(35)	225

Net income (loss)	$(178)	$581	$(14)	$591

Net income (loss) per common share:
Basic	$(0.92)	$2.99	$(0.07)	$3.05
Diluted	$(0.92)	$2.98	$(0.07)	$3.03

Weighted average number of common shares outstanding:
Basic	193,104,610	193,926,953	193,810,351	193,700,328
Diluted	193,104,610	194,941,233	193,810,351	194,763,617

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(178)	$581	$(14)	$591
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	(153)	139	(140)	186
Provision (benefit) for income taxes	(53)	54	(49)	60

Total	(100)	85	(91)	126
Reclassification adjustments for (gains) losses included in net income (loss)	6	(43)	(19)	92
Provision (benefit) for income taxes	2	(15)	(7)	32

Total	4	(28)	(12)	60
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	2	(2)	7	9
Provision (benefit) for income taxes	2	(1)	4	3

Total	-	(1)	3	6
Reclassification adjustments for (gains) losses included in net income (loss)	(4)	9	(4)	50
Provision (benefit) for income taxes	(1)	3	(1)	18

Total	(3)	6	(3)	32
Foreign currency translation:
Foreign currency translation gains (losses)	4	-	(39)	(11)
Provision (benefit) for income taxes	-	-	-	1

Total	4	-	(39)	(12)

Total other comprehensive income (loss)	(95)	62	(142)	212

Comprehensive income (loss)	$(273)	$643	$(156)	$803

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Six Months Ended June 30, 2013

(In millions except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary and Noncontrolling Interest		Total Equity
	Common Stock
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, December 31, 2012	277,405,039	$277	$3,076	$2,039	$56	(81,733,530)	$(2,275)	$3,173	1,315	$21	$3,194

Net income (loss)	-	-	-	(14)	-	-	-	(14)	-	-	(14)
Other comprehensive income (loss)	-	-	-	-	(142)	-	-	(142)	-	-	(142)
Share-based compensation net of tax of $5	399,673	1	32	-	-	(3,103,813)	(34)	(1)	-	-	(1)

Balance, June 30, 2013	277,804,712	$278	$3,108	$2,025	$(86)	(84,837,343)	$(2,309)	$3,016	1,315	$21	$3,037

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Premiums, fees and reimbursements received	$107	$160
Investment income received	223	316
Insured derivative commutations and losses paid	(419)	(463)
Financial guarantee losses and loss adjustment expenses paid	(227)	(363)
Proceeds from recoveries and reinsurance	1,781	38
Operating and employee related expenses paid	(176)	(232)
Interest paid, net of interest converted to principal	(118)	(241)
Income taxes (paid) received	-	(5)

Net cash provided (used) by operating activities	1,171	(790)

Cash flows from investing activities:
Purchase of fixed-maturity securities	(1,675)	(1,587)
Sale and redemption of fixed-maturity securities	2,544	3,376
Proceeds from paydowns on variable interest entity loans	137	131
Redemptions of held-to-maturity investments	12	792
Sale (purchase) of short-term investments, net	(1,267)	122
Sale (purchase) of other investments, net	(1)	76
Consolidation (deconsolidation) of variable interest entities, net	(26)	(51)
(Payments) proceeds for derivative settlements	(39)	(83)
Collateral (to) from swap counterparty	63	(327)
Capital expenditures	(1)	(4)

Net cash provided (used) by investing activities	(253)	2,445

Cash flows from financing activities:
Proceeds from investment agreements	15	33
Payments for drawdowns of investment agreements	(190)	(432)
Issuance of medium-term notes	-	13
Principal paydowns of medium-term notes	(40)	(42)
Principal paydowns of variable interest entity notes	(685)	(797)
Payments for securities sold under agreements to repurchase	-	(287)
Payments for retirement of debt	(2)	(363)
Restricted stock awards settlements, net	-	1

Net cash provided (used) by financing activities	(902)	(1,874)

Net increase (decrease) in cash and cash equivalents	16	(219)
Cash and cash equivalents—beginning of period	990	633

Cash and cash equivalents—end of period	$1,006	$414

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(14)	$591
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	91	96
Deferred acquisition costs	24	27
Unearned premium revenue	(265)	(311)
Loss and loss adjustment expense reserves	(79)	(2)
Insurance loss recoverable	2,754	(166)
Accrued expenses	95	5
Net investment losses related to other-than-temporary impairments	-	97
Unrealized (gains) losses on insured derivatives	(1,277)	(1,506)
Net (gains) losses on financial instruments at fair value and foreign exchange	(168)	86
Deferred income tax provision (benefit)	(37)	230
(Gains) losses on extinguishment of debt	(43)	(33)
Other operating	90	96

Total adjustments to net income (loss)	1,185	(1,381)

Net cash provided (used) by operating activities	$1,171	$(790)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates one of the largest financial guarantee insurance businesses in the industry and is a provider of asset management and advisory services. These activities are managed through three business segments: United States (“U.S.”) public finance insurance; structured finance and international insurance; and advisory services. The Company’s U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation and its subsidiaries (“National”), its structured finance and international insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and its asset management and advisory services business is primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). In addition, the Company’s asset management and advisory services business also consists of Trifinium Advisors (UK) Limited (“Trifinium”). The holding company, MBIA, and certain of its subsidiaries also manage certain other business activities, the results of which are reported in its corporate, asset/liability products, and conduit segments. The corporate segment includes revenues and expenses that arise from general corporate activities. While the asset/liability products and conduit businesses represent separate business segments, they may be referred to collectively as “wind-down operations” as the funding programs managed through those businesses are in wind-down. Refer to “Note 11: Business Segments” for further information about the Company’s reporting segments.

Business Developments

In May of 2013, MBIA Inc., together with its subsidiaries MBIA Corp. and National, entered into a comprehensive settlement agreement and related agreements (the “BofA Settlement Agreement”) with Bank of America Corporation and certain of its subsidiaries (collectively, “Bank of America”), discussed below under “Bank of America Settlement”. As a result of the BofA Settlement Agreement, the repayment of MBIA Insurance Corporation’s secured loan from National (the “National Secured Loan”) and recent credit ratings upgrades, certain barriers to re-enter the bond insurance market have been removed and the Company is currently evaluating strategies for such re-entry into the U.S. public finance market. As of June 30, 2013, National was rated A with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”) and Baa1 with a positive outlook by Moody’s Investors Service, Inc. (“Moody’s”). As of June 30, 2013, MBIA Insurance Corporation was rated B with a stable outlook by S&P and B3 with a positive outlook by Moody’s.

Bank of America Settlement

Under the terms of the BofA Settlement Agreement, MBIA Corp. received a payment of approximately $1.7 billion, consisting of $1.6 billion in cash and $136 million principal amount of MBIA Inc.’s 5.70% Senior Notes due 2034. In exchange for such payment, MBIA Corp. agreed to dismiss the litigation commenced in September 2008 against Countrywide Home Loans, Inc. (“Countrywide”), among other parties, and later amended to include claims against Bank of America, relating to breaches of representations and warranties on certain MBIA-insured securitizations sponsored by Countrywide. Bank of America and MBIA have also agreed to the commutation of all of the MBIA Corp. policies held by Bank of America, which had a notional insured amount of approximately $7.4 billion, of which $6.1 billion were policies insuring credit default swaps (“CDS”) held by Bank of America referencing commercial real estate (“CRE”) exposures. MBIA Corp. has no further payment obligations under the commuted policies. The New York State Department of Financial Services (“NYSDFS”) advised MBIA Corp. that the NYSDFS did not object to the BofA Settlement Agreement. The $1.6 billion of cash received in connection with the BofA Settlement Agreement is included in “Proceeds from recoveries and reinsurance” presented under the heading “Cash flows from operating activities” on the Company’s consolidated statements of cash flows.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

MBIA Corp.’s policies insuring the residential mortgage-backed securities (“RMBS”) securitizations originated by Countrywide will continue to be in full force and effect, and MBIA Corp. will continue to make timely payments of principal and interest if there are shortfalls when due under such policies. Bank of America will have no further representation and warranty liability with respect to the origination of the mortgage loans in the MBIA-insured Countrywide and certain other securitizations.

In addition, MBIA Insurance Corporation has entered into a $500 million three-year secured revolving credit agreement with Blue Ridge Investments, L.L.C. (“Blue Ridge”), an affiliate of Bank of America (the “Blue Ridge Secured Loan”). Refer to “Note 9: Debt” for a discussion of the Blue Ridge Secured Loan.

The payment from Bank of America, including the MBIA Inc. notes, was used by MBIA Corp. to repay the remaining outstanding balance and accrued interest on the National Secured Loan. The National Secured Loan balance of $1.7 billion as of March 31, 2013 was reduced to approximately $1.6 billion prior to the Bank of America settlement as a result of the receipt of $110 million in settlement of Flagstar Bank’s put-back obligation.

The value of the settlement is consistent with amounts recorded on MBIA Corp.’s statutory balance sheet as of December 31, 2012. MBIA Corp.’s liquidity and capital risk profile has substantially improved as a result of the settlement.

Pursuant to the anti-dilution provisions of warrants that were issued by MBIA to Warburg Pincus Private Equity X, L.P. and certain of its affiliates (“Warburg Pincus”) pursuant to an Investment Agreement, dated as of December 10, 2007, as amended and restated as of February 6, 2008, by and between MBIA and Warburg Pincus, the exercise price under such warrants was decreased and the aggregate number of shares of MBIA common stock to be issued upon exercise of such warrants was increased, in each case as a result of the issuance of the warrant to Bank of America. The adjustments to the exercise price and number of such underlying shares are not expected to have a material dilutive effect on the MBIA common stock.

Societe Generale Settlement

In May of 2013, the Company entered into an agreement with Societe Generale pursuant to which the Company commuted $4.2 billion of gross insured exposure comprising asset-backed securities (“ABS”) collateralized debt obligations (“CDOs”), structured commercial mortgage-backed securities (“CMBS”) pools and CRE CDOs. The amount MBIA paid to Societe Generale in consideration of commuting its insured exposure is consistent with MBIA Corp.’s December 31, 2012 aggregate statutory loss reserves for the exposures commuted. Also, pursuant to the agreement, Societe Generale agreed to dismiss the pending litigation between the parties concerning the Transformation, which includes any appeals of the decision denying the Article 78 petition and the plenary case.

Residential Capital LLC Agreement

In May of 2013, the Company and the other Consenting Claimants, Residential Capital LLC (“ResCap”) and Ally Financial Inc. (“Ally”), agreed to the terms of a comprehensive plan agreement to support ResCap’s Chapter 11 plan. The confirmation of ResCap’s Chapter 11 plan would resolve MBIA Corp.’s claims against the Residential Funding Company, LLC (“RFC”), GMAC Mortgage LLC (“GMAC”) and ResCap estates, and Ally. In June of 2013, the bankruptcy court issued a Memorandum Opinion approving the Plan Support Agreement (the “Plan”). The Plan is now subject to voting by creditors as well as a confirmation hearing by the bankruptcy court. There can be no assurance that the Plan will be confirmed. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for a discussion of the ResCap agreement.

Transformation Litigation

Subsequent to the BofA Settlement Agreement and the Societe Generale settlement, all litigation brought originally by the group of eighteen domestic and international financial institutions relating to the establishment of National has been resolved.

Other

As of June 30, 2013, the liquidity position of MBIA Inc., which consists of the liquidity positions of the Company’s corporate segment and asset/liability products segment, was $327 million compared with $239 million as of December 31, 2012. During the six months ended June 30, 2013, $115 million was released from an escrow account under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”), which resulted in an increase to MBIA’s liquidity position. Management believes that MBIA can support its operating needs for the foreseeable future primarily from its existing liquidity position, expected subsidiary dividends and additional anticipated releases of assets from the Tax Escrow Account, which releases are subject to the risks of National incurring net tax losses in the future and/or declines in the value of the assets held in the Tax Escrow Account. As of June 30, 2013 and December 31, 2012, MBIA Corp.’s cash and liquid assets were $92 million and $345 million, respectively. The Company believes MBIA Corp.’s current liquidity position, together with future cash inflows and amounts available under the Blue Ridge Secured Loan, is adequate to make expected future claim payments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

The combination of commutation payments to reduce liabilities and claim payments have placed liquidity pressure on MBIA Corp. MBIA Corp. continues to seek to reduce both the absolute amount and the volatility of its obligations and potential future claim payments through the execution of commutations of insurance policies. During the six months ended June 30, 2013, MBIA Corp. commuted $19.9 billion of gross insured exposure, primarily comprising structured CMBS pools, investment grade CDOs, ABS CDOs, first-lien subprime RMBS, high yield corporate CDOs, CRE CDOs, structured insurance securities, and first-lien alternative A-paper RMBS.

Risks and Uncertainties

The Company’s financial statements include estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The outcome of certain significant risks and uncertainties could cause the Company to revise its estimates and assumptions or could cause actual results to differ from the Company’s estimates. While the Company believes it continues to have sufficient capital and liquidity to meet all of its expected obligations, if one or more possible adverse outcomes were to be realized, its statutory capital, financial position, results of operations and cash flows could be materially and adversely affected. Significant risks and uncertainties that could affect amounts reported in the Company’s financial statements in future periods include, but are not limited to, the following:

•

The amount and timing of potential claims from the Company’s second-lien RMBS and remaining insured CMBS pools are potentially volatile, as are the projected collections of excess spread and the remaining put-back recoverables. However, management’s expected liquidity and capital forecasts for MBIA Corp. for 2013, which include expected availability of draws under the Blue Ridge Secured Loan and expected recoveries from the ResCap agreement, reflect adequate resources to pay expected claims. Further, the remaining insured portfolio, aside from these exposures, could deteriorate and result in loss reserves and claim payments. While management believes MBIA Corp. will have adequate resources to pay expected claims, if MBIA Corp. experiences higher than expected claim payments or is unable to commute the remaining exposures that represent substantial risk to the Company, MBIA Corp. may ultimately have insufficient resources to continue to pay claims, which could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about MBIA Corp.’s reserves and recoveries.

•

MBIA Inc. continues to have liquidity risk. If invested asset performance deteriorates, or the flow of dividends from subsidiaries was interrupted, its liquidity position would be eroded over time. However, management believes that MBIA Inc. has sufficient liquidity resources to meet all of its obligations for the foreseeable future. In order to meet its liquidity requirements, MBIA Inc. may use free cash or other assets or use its ability to finance through intercompany or third-party facilities, although there can be no assurance that these strategies will be available or adequate. A failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp.

•

The Company’s ability to commute insured transactions is limited by available liquidity, including the availability of the Blue Ridge Secured Loan, recoveries from the ResCap agreement and the use of other available financing structures and liquidity, some of which could be subject to regulatory approval by the NYSDFS and/or the United Kingdom’s Prudential Regulation Authority. The Company’s primary strategy for managing its CMBS pool and ABS CDO exposures has been commutations. There can be no assurance that the Company will be able to fund further commutations through borrowings or otherwise. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about the Company’s estimate of losses on its exposures.

•

As of June 30, 2013, MBIA Insurance Corporation was not in compliance with a requirement under the New York Insurance Law (“NYIL”) to hold qualifying assets in an amount necessary to satisfy its contingency reserves. MBIA Insurance Corporation has reported the deficit and has requested approval from the NYSDFS, to release a portion of its contingency reserves as of September 30, 2012, December 31, 2012, March 31, 2013, and June 30, 2013. All of these requests were disapproved by the NYSDFS. In addition, as of June 30, 2013, MBIA Insurance Corporation reported an overage related to its single risk limits under NYIL. MBIA Insurance Corporation previously filed a formal notification with the NYSDFS regarding this overage and submitted a plan to achieve compliance with its limits. While the NYSDFS has not taken action against MBIA Insurance Corporation, the NYSDFS may restrict MBIA Insurance Corporation from making commutation or other payments or may impose other remedial actions for failing to meet these requirements.

•

Changes in fair value of insured credit derivatives can be caused by general market conditions and the volatility in the relationship between MBIA’s credit spreads and those underlying collateral assets on insured credit derivatives may cause significant unrealized gains and losses in the Company’s reported results of operations. Refer to “Note 6: Fair Value of Financial Instruments” for information about the Company’s valuation of insured credit derivatives.

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

The results of operations for the three and six months ended June 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013. The December 31, 2012 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in comparison to prior years’ financial statements to conform to the current presentation. Such reclassifications had no impact on total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3: Recent Accounting Pronouncements (continued)

Recent Accounting Developments

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11)

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 requires presentation of an unrecognized tax benefit (“UTB”) as a reduction to a deferred tax asset when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists in the same tax year and jurisdiction as the UTB. The ASU does not affect the recognition or measurement of uncertain tax positions under Accounting Standards Codification 740 and does not affect any related tax disclosures. This ASU is effective for the Company for all financial statements beginning on or after January 1, 2014 with early adoption permitted. The Company currently presents any UTBs as a reduction to a deferred tax asset in accordance with this ASU as all of its UTBs relate to the same tax years and jurisdictions in which NOLs exist, therefore, the ASU will not affect the Company’s consolidated balance sheets, results of operations or cash flows.

Note 4: Variable Interest Entities

Structured Finance and International Insurance

Through MBIA’s structured finance and international insurance segment, the Company provides credit protection to issuers of obligations that may involve issuer-sponsored special purpose entities (“SPEs”). An SPE may be considered a variable interest entity (“VIE”) to the extent the SPE’s total equity at risk is not sufficient to permit the SPE to finance its activities without additional subordinated financial support or its equity investors lack any one of the following characteristics: (i) the power to direct the activities of the SPE that most significantly impact the entity’s economic performance or (ii) the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity. A holder of a variable interest or interests in a VIE is required to assess whether it has a controlling financial interest, and thus is required to consolidate the entity as primary beneficiary. An assessment of a controlling financial interest identifies the primary beneficiary as the variable interest holder that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. An ongoing reassessment of controlling financial interest is required to be performed based on any substantive changes in facts and circumstances involving the VIE and its variable interests.

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

Nonconsolidated VIEs

Insurance

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of June 30, 2013 and December 31, 2012, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of June 30, 2013 and December 31, 2012. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

	June 30, 2013
			Carrying Value of Assets		Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Premiums Receivable(1)	Insurance Loss Recoverable(2)	Unearned Premium Revenue(3)	Loss and Loss Adjustment Expense Reserves(4)	Derivative Liabilities(5)
Insurance:
Global structured finance:
Collateralized debt obligations	$12,688	$8,769	$57	$5	$50	$16	$95
Mortgage-backed residential	23,812	10,294	59	700	57	351	6
Mortgage-backed commercial	4,628	2,284	1	-	1	-	-
Consumer asset-backed	5,404	2,878	17	-	17	19	-
Corporate asset-backed	15,717	8,914	102	19	119	-	-

Total global structured finance	62,249	33,139	236	724	244	386	101
Global public finance	44,456	19,353	197	-	242	5	-

Total insurance	$106,705	$52,492	$433	$724	$486	$391	$101

(1) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

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

Other

During the first quarter of 2013, Trifinium began managing a VIE that issues notes for the purpose of funding loans to the United Kingdom (“U.K.”) social housing sector. Assets of the VIE totaled approximately $135 million as of June 30, 2013. Trifinium holds de minimis variable interests in the VIE, has no obligation or commitment to provide the financial support or liquidity to the VIE, and is not the primary beneficiary.

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $6.8 billion and $5.7 billion, respectively, as of June 30, 2013, and $8.3 billion and $7.3 billion, respectively, as of December 31, 2012. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Additional VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. No additional VIEs were consolidated during the six months ended June 30, 2013 and 2012. Net realized gains related to the deconsolidation of VIEs were $1 million for the three and six months ended June 30, 2013, and no net realized gains or losses were recognized related to the deconsolidation of VIEs for the same periods in 2012.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves

Loss and Loss Adjustment Expense Process

As of June 30, 2013, the majority of the Company’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP were related to insured second-lien and first-lien RMBS transactions. These reserves and recoveries do not include estimates for policies insuring credit derivatives. Policies insuring credit derivative contracts are accounted for as derivatives and carried at fair value under GAAP. The fair values of insured derivative contracts are influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policies. In the absence of credit impairments on insured derivative contracts or the early termination of such contracts at a loss, the cumulative unrealized losses recorded from fair valuing these contracts should reverse before or at the maturity of the contracts.

Notwithstanding the difference in accounting under GAAP for financial guarantee policies and the Company’s insured derivatives, insured derivatives have similar terms, conditions, risks, and economic profiles to financial guarantee insurance policies, and, therefore, are evaluated by the Company for loss (referred to as credit impairment herein) and loss adjustment expense (“LAE”) periodically in a manner similar to the way that loss and LAE reserves are estimated for financial guarantee insurance policies. Credit impairments represent actual payments and collections plus the present value of estimated expected future claim payments, net of recoveries. MBIA Insurance Corporation’s expected future claim payments for insured derivatives were discounted using a rate of 5.72%, the same rate it used to calculate its statutory loss reserves as of June 30, 2013. These credit impairments, calculated in accordance with statutory accounting principles (“U.S. STAT”), differ from the fair values recorded in the Company’s consolidated financial statements. The Company considers its credit impairment estimates as critical information for investors as it provides information about loss payments the Company expects to make on insured derivative contracts. As a result, the following loss and LAE process discussion includes information about loss and LAE activity recorded in accordance with GAAP for financial guarantee insurance policies and credit impairments estimated in accordance with U.S. STAT for insured derivative contracts. Refer to “Note 6: Fair Value of Financial Instruments” included herein for additional information about the Company’s insured credit derivative contracts.

To date, the Company has resolved substantially all of its contract claims (referred to as “put-back” claims) related to those mortgage loans whose inclusion in insured securitizations failed to comply with representations and warranties (“ineligible loans”), with the exception of those ineligible loans securitized by Credit Suisse 2007-2 in the home equity mortgage trust (“HEMT”) securitization. Credit Suisse has challenged the Company’s assessment of the ineligibility of individual mortgage loans and the dispute is the subject of litigation for which there is no assurance that the Company will prevail.

RMBS Case Basis Reserves and Recoveries (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company calculated RMBS case basis reserves as of June 30, 2013 for both second-lien and first-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model, and a commercially available model to estimate expected ultimate cumulative losses on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous three months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case).

In calculating ultimate cumulative losses for RMBS, the Company estimates the amount of loans that are expected to be charged-off (deemed uncollectible by servicers of the transactions) or liquidated in the future. The Company assumes that charged-off loans have zero recovery values.

Second-lien RMBS Reserves

The Company’s second-lien RMBS case basis reserves as of June 30, 2013 relate to RMBS backed by home equity lines of credit (“HELOC”) and closed-end second mortgages (“CES”).

The Roll Rates for 30-59 day delinquent loans and 60-89 day delinquent loans are calculated on a transaction-specific basis. The Company assumes that the Roll Rate for 90+ day delinquent loans, excluding foreclosures and Real Estate Owned (“REO”) is 95%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of May 31, 2013 to estimate future losses from loans that are delinquent as of the current reporting period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Roll Rates for loans that are current as of May 31, 2013 (“Current Roll to Loss”) are also calculated on a transaction-specific basis. A proportion of loans reported current as of May 31, 2013 is assumed to become delinquent every month, at a Current Roll to Loss rate that persists at a high level for a time and subsequently starts to decline. A key assumption in the model is the period of time in which the Company projects high levels of Current Roll to Loss to persist. The Company runs multiple scenarios, each with varying periods of time, for which the high levels of Current Roll to Loss rates persist. Loss reserves are calculated by using a weighted average of these scenarios, with the majority of the probability assigned to stressful scenarios (stress case and additional stress case), where the high levels of Current Roll to Loss rates persist for six or twenty four months before reverting to historic levels. In the base case scenario, the Company assumes that the Current Roll to Loss begins to decline immediately and continues to decline over the next six months to 25% of their levels as of May 31, 2013. For example, in the base case, as of May 31, 2013, if the amount of current loans which become 30-59 days delinquent is 10%, and recent performance suggests that 30% of those loans will be charged-off, the Current Roll to Loss for the transaction is 3%. In the base case, it is then assumed that the Current Roll to Loss will reduce linearly to 25% of its original value over the next six months (i.e., 3% will linearly reduce to 0.75% over the six months from June 2013 to November 2013). After that six-month period, the Company further reduces the Current Roll to Loss to 0% by early 2014 with the expectation that the performing seasoned loans will eventually result in loan performance reverting to lower levels of default consistent with history.

In addition, in the Company’s loss reserve models for transactions secured by HELOCs, the Company considers borrower draw and prepayment rates and factors that could affect the excess spread generated by current loans, which offsets losses and reduces payments. For HELOCs, the current three-month average draw rate is generally used to project future draws on the line. For HELOCs and transactions secured by fixed-rate CES, the three-month average conditional prepayment rate is generally used to start the projection for trends in voluntary principal prepayments. Due to the current volatility in mortgage prepayment rates, which influence mortgage refinancing and voluntary principal prepayment rates, the Company used historical average mortgage rates to model its loss reserves in the second quarter of 2013. Projected cash flows are also based on an assumed constant basis spread between floating rate assets and floating rate insured debt obligations (the difference between Prime and London Interbank Offered Rate (“LIBOR”) interest rates, minus any applicable fees). For all transactions, cash flow models consider allocations and other structural aspects of the transactions, including managed amortization periods, rapid amortization periods and claims against MBIA Corp.’s insurance policy consistent with such policy’s terms and conditions. In developing multiple loss scenarios, stress is applied by elongating the Current Roll to Loss rate for various periods, simulating a slower improvement in the transaction performance. The estimated net claims from the procedure above are then discounted using a risk-free rate to a net present value reflecting MBIA’s general obligation to pay claims over time and not on an accelerated basis. The above assumptions represent MBIA’s best estimates of how transactions will perform over time.

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, Roll Rates, and prepayment rates (including voluntary and involuntary). However, loan performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. When actual performance remains at peak levels, the Company’s includes an additional six month period when calculating the probability-weighted outcome. The addition to the Company’s second-lien RMBS case basis reserves, before considering potential recoveries, would be approximately $90 million.

Second-lien RMBS Recoveries

As of June 30, 2013, the Company recorded estimated recoveries of $1.1 billion, gross of income taxes, related to second-lien RMBS put-back claims on ineligible mortgage loans, consisting of $18 million included in “Insurance loss recoverable” and $1.1 billion included in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. As of June 30, 2013 and December 31, 2012, the Company’s estimated recoveries after income taxes calculated at the federal statutory rate of 35%, were $736 million and $2.3 billion, respectively, which was 24% and 73% of the consolidated total shareholders’ equity of MBIA, excluding preferred stock of subsidiaries and noncontrolling interests, respectively. As of June 30, 2013, the remaining estimated recoveries relate to the Company’s claims based on ineligible mortgage loans asserted against Credit Suisse and the bankruptcy estates of RFC, GMAC and ResCap.

On May 14, 2012, ResCap and its wholly-owned subsidiary companies, RFC and GMAC, each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. MBIA asserted claims based on the inclusion of ineligible loans against RFC, GMAC and ResCap, based upon the direct contractual relationship between the Company, RFC and GMAC.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

As of May 23, 2013, Ally, ResCap, RFC, GMAC and the Consenting Claimants (which includes MBIA), among other parties, executed a term sheet and supplemental term sheet agreeing to, among other things, a settlement amount of $796 million (based upon an estimate of estate values at the time of the agreement, which are subject to change) to be paid to MBIA as part of a proposed plan to resolve claims against Ally and RFC, GMAC and ResCap. The settlement and anticipated recoveries are consistent with the put-back recoveries recorded by the Company. The agreement will be implemented through a plan of reorganization in ResCap’s Chapter 11 cases, subject to anticipated bankruptcy court approval in the fall of 2013. In June of 2013, the bankruptcy court issued a Memorandum Opinion approving the Plan. MBIA anticipates an initial distribution of funds to the Company and other claimants in late 2013. This anticipated timeline may change in the course of events in the bankruptcy court plan confirmation process.

The Company continues to refine the indicative scenarios used to calculate put-back recoveries for ResCap based upon information received during the bankruptcy process. The Company has made additional adjustments to its recovery calculations related to ResCap in consideration of the agreed upon recovery amount as described in the executed term sheet, supplemental term sheet and plan support agreement submitted in motions filed in May of 2013.

In addition, the Company believes that it will prevail in enforcing its contractual put-back rights against Credit Suisse. Based on the Company’s assessment of the strength of these claims, the Company believes it is entitled to collect the full amount of its incurred losses, and interest on amounts paid. However, uncertainty remains with respect to the ultimate outcome of the litigation with Credit Suisse, which is contemplated in the scenario based-modeling the Company utilizes. The Credit Suisse recovery scenarios are based on the amount of incurred losses measured against certain probabilities of ultimate resolution of the dispute with Credit Suisse over the inclusion of ineligible mortgage loans in the HEMT securitization. Most of the probability weight is assigned to partial recovery scenarios.

Expected cash inflows from recoveries are discounted using the current risk-free discount rates associated with the underlying transaction’s cash flows which ranged from 1.5% to 2.5%, depending upon the transaction’s expected average life, which ranged from 5.2 years to 9.6 years.

The Company’s recoveries have been, and remain based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, and it is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy.

The Company consistently reviews the approach and assumptions it applies to calculate put-back recoveries. The same transactional documents that provide the Company with its put-back rights against Credit Suisse also provide that the Company is entitled to reimbursement of interest on paid claims at a prescribed interest rate. Following Judge Jed Rakoff’s decision on February 7, 2013 in the Assured Guaranty v. Flagstar case (Assured Guaranty Municipal Corp. v. Flagstar Bank, 11-cv-02375, U.S. District Court, Southern District of New York (Manhattan)), in which he confirmed Assured Guaranty’s analogous right to recover contractual interest in addition to claims paid, the Company has refined its put-back recovery assumptions against Credit Suisse to increase the probability that it will be reimbursed for contractual interest owed on paid claims. Consistent with the Company’s probability based put-back recovery calculations, it has determined the interest owed contemplating litigation risk and repayment risk, as well as the potential value in the context of a settlement. The Company continues to maintain that in the context of its put-back litigation, the Company is entitled to receive interest at the New York State statutory rate. However, the Company currently calculates its put-back recoveries using the contractual interest rate, which is lower than the New York State statutory rate.

To date, MBIA has either settled or agreed to settle the majority of the Company’s put-back claims, with only Credit Suisse remaining as an outstanding dispute. The settlement amounts have been consistent with the put-back recoveries previously included in the Company’s financial statements. Refer to “Note 1: Business Developments and Risks and Uncertainties” included herein for a description of the BofA Settlement Agreement. Additional information on the status of the litigation against Credit Suisse can be found in the “Recovery Litigation” discussion within “Note 14: Commitments and Contingencies”.

The Company’s assessment of the remaining unsettled recoveries related to insured Credit Suisse second-lien RMBS is principally based on the following factors:

1.	the settlement of the majority of the Company’s put-back claims with sellers/servicers, including those with Bank of America and Flagstar Bank in May of 2013;

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

2.	Assured Guaranty’s favorable court ruling in its put-back litigation against Flagstar Bank, awarding it the vast majority of the claims paid on the relevant transactions plus interest, fees and expenses, as well as their subsequent settlement with Flagstar Bank, which resolved Assured Guaranty’s put-back claims; and

3.	the court rulings in MBIA’s put-back litigations.

The Company continues to consider all relevant facts and circumstances, including the factors described above, in developing its assumptions on expected cash inflows, probability of potential recoveries (including the outcome of litigation) and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented to the extent there are developments in the pending litigation and/or changes to the financial condition of Credit Suisse. While the Company believes it will be successful in realizing recoveries from contractual claims, the ultimate amounts recovered may be materially different from those recorded by the Company given the inherent uncertainty of the manner of resolving the claims (e.g., litigation) and the assumptions used in the required estimation process for accounting purposes which are based, in part, on judgments and other information that are not easily corroborated by historical data or other relevant benchmarks.

All of the Company’s policies insuring second-lien RMBS for which litigation has been initiated against sellers/servicers are in the form of financial guarantee insurance contracts. In accordance with GAAP, the Company has not recorded a gain contingency with respect to pending litigation.

First-lien RMBS Reserves

The Company’s first-lien RMBS case basis reserves as of June 30, 2013, which primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans, were determined using the Roll Rate Methodology. The Company assumes that the Roll Rate for loans in foreclosure, REO and bankruptcy are 90%, 90% and 75%, respectively. Roll Rates for current, 30-59 day delinquent loans, 60-89 day delinquent loans and 90+ day delinquent loans are calculated on a transaction-specific basis. The Current Roll to Loss rates stay at the May 31, 2013 level for one month before declining to 25% of this level over a 24-month period.

The Company estimates future losses by probability-weight averaging three different scenarios: base; stress; and additional stress. The three scenarios differ in the roll rates to loss of 90+ day delinquent loans. In the base scenario, the Company uses deal-specific roll rates obtained from historic loan level roll rate data. In the stress scenario, the Company assumes a 90% roll rate for all 90+ day delinquent loans. In the additional stress scenario, the roll rates for each deal are an average of the deal-specific roll rate used in the base scenario and the 90% rate. The Roll Rates are applied to the amounts in each deal’s respective 90+ delinquency bucket based on delinquencies as of May 31, 2013 in order to estimate future losses from loans that are delinquent as of June 30, 2013.

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

ABS CDOs (Financial Guarantees and Insured Derivatives)

MBIA’s insured ABS CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes but are not limited to RMBS related collateral, ABS CDOs, corporate CDOs and collateralized loan obligations). These transactions were insured as either financial guarantee insurance policies or credit derivatives with the majority currently insured in the form of financial guarantees. Since the fourth quarter of 2007, MBIA’s insured par exposure within the ABS CDO portfolio has been substantially reduced through a combination of terminations and commutations. Accordingly, as of June 30, 2013, the insured par exposure of the ABS CDO financial guarantee insurance policies and credit derivatives portfolio has declined by approximately 96% of the insured amount as of December 31, 2007.

The Company’s ABS CDOs originally benefited from two sources of credit enhancement. First, the subordination in the underlying securities collateralizing the transaction must be fully eroded and second, the subordination below the insured tranche in the CDO transaction must be fully eroded before the insured tranche is subject to a claim. The Company’s payment obligations after a default are timely interest and ultimate principal.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The primary factor in estimating reserves on insured ABS CDO policies written as financial guarantee insurance policies and in estimating impairments on insured ABS CDO credit derivatives is the losses associated with the underlying collateral in the transactions. MBIA’s approach to establishing reserves or impairments in this portfolio employs a methodology which is similar to other structured finance asset classes insured by MBIA. The Company utilizes up to a total of four probability-weighted scenarios in order to estimate its reserves or impairments for ABS CDOs.

As of June 30, 2013, the Company established loss and LAE reserves totaling $86 million related to ABS CDO financial guarantee insurance policies after the elimination of $210 million as a result of consolidating VIEs. For the six months ended June 30, 2013, the Company had a benefit of $48 million of losses and LAE recorded in earnings related to ABS CDO financial guarantee insurance policies after the elimination of a $26 million benefit as a result of consolidating VIEs. In the event of further deteriorating performance of the collateral referenced or held in ABS CDO transactions, the amount of losses estimated by the Company could increase substantially.

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

The Company has developed multiple scenarios to consider the range of potential outcomes in the CRE market and their impact on MBIA. The approaches require substantial judgments about the future performance of the underlying loans, and include the following:

•

The first approach considers the range of commutation agreements achieved since 2010 through June 30, 2013, which included 84 structured CMBS pools, CRE CDOs and CRE loan pool policies totaling $41.6 billion of gross insured exposure. The Company considers the range of commutations achieved over the past several years with multiple counterparties. This approach results in an estimated price to commute the remaining policies with price estimates, based on this experience. It is customized by counterparty and is dependent on the level of dialogue with the counterparty and the credit quality and payment profile of the underlying exposure.

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

•

The last approach is based on a proprietary model developed by reviewing performance data on over 80,000 securitized CRE loans originated between 1992 and 2011. The time period covered during the performance review includes the years 2006 through 2011. The Company believes that these five years represent an appropriate time period in which to conduct a performance review because they encompass a period of extreme stress in the economy and the CRE market.

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

•

Any valuation estimates obtained by special servicers since a loan’s origination as well as the Company’s individual large loan level analysis for loans with balances greater than $75 million were incorporated as described in the second approach. However, in the last approach no adjustments were made for loans lower than $75 million regardless of any mitigating factors.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The loss severities projected by these scenarios vary widely, from moderate to substantial losses. Actual losses will be a function of the proportion of loans in the pools that are foreclosed and liquidated and the loss severities associated with those liquidations. If the deductibles in the Company’s insured transactions and underlying referenced CMBS transactions are fully eroded, additional property level losses upon foreclosures and liquidations could result in substantial losses for MBIA. Since foreclosures and liquidations have only begun to take place during this economic cycle, particularly for larger properties, ultimate loss rates remain uncertain. Whether CMBS collateral is included in a structured pool or in a CRE CDO, the Company believes the modeling related to the underlying bond should be the same. However, adjustments may be needed for structural or legal reasons. The Company assigns a wide range of probabilities to these scenarios, with lower severity scenarios being weighted more heavily than higher severity scenarios. This reflects the view that liquidations will continue to be mitigated by loan extensions and modifications, and that property values and NOIs have bottomed for many sectors and markets in the U.S. The weightings are customized to each counterparty. If macroeconomic stress were to increase or the U.S. goes into a recession, higher delinquencies, liquidations and/or higher severities of loss upon liquidation may result and the Company may incur substantial additional losses. The foreclosure and REO pipelines are still relatively robust, with several restructurings and liquidations yet to occur, so the range of possible outcomes is wider than those for the Company’s exposures to ABS CDOs and second-lien RMBS. Prior to June 30, 2013, the Company incorporated an additional approach based on recent Roll Rates experienced within each of the commercial mortgage-backed index series. This actuarial approach was eliminated as a result of more emphasis being placed on loan-specific scenarios.

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

For the six months ended June 30, 2013, the Company had a benefit of $38 million of losses and LAE recorded in earnings related to CRE CDO financial guarantee insurance policies. For the six months ended June 30, 2013, additional credit impairments and LAE on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $399 million as a result of additional delinquencies and loan level liquidations, as well as continued refinements of MBIA’s assessment of various commutation possibilities. The cumulative credit impairments and LAE on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $4.0 billion through June 30, 2013. The pace of increases in the delinquency rate has slowed, many loans are being modified and liquidations continue to take place. Some loans were liquidated with minimal losses of 1% to 2%, others experienced near complete losses, and in some cases severities exceeded 100%. These liquidations have led to losses in the CMBS market, and in many cases, have resulted in reductions of enhancement to the individual CMBS bonds referenced by the insured structured CMBS pools. In certain insured transactions, these losses have resulted in deductible erosion. Bond level enhancement and pool level deductibles are structural features intended to mitigate losses to the Company. However, some of the transactions reference similar rated subordinate tranches of CMBS bonds. When there are broad-based declines in property performance, this leverage can result in rapid deterioration in pool performance. During the second quarter of 2013, the Company paid claims on a CMBS pool transaction that experienced deterioration such that all remaining deductible was eliminated.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Loss and LAE Activity

Financial Guarantee Insurance Losses (Non-Derivative)

The Company’s financial guarantee insurance losses and LAE for the six months ended June 30, 2013 are presented in the following table:

Losses and LAE
	Six Months Ended June 30, 2013
In millions	Second-lien RMBS	First-lien RMBS	Other(1)	Total
Losses and LAE related to actual and expected payments	$99	$(2)	$114	$211
Recoveries of actual and expected payments	(219)	(5)	9	(215)

Gross losses incurred	(120)	(7)	123	(4)
Reinsurance	-	-	(2)	(2)

Losses and LAE	$(120)	$(7)	$121	$(6)

(1) -	Includes ABS CDOs, CMBS, U.S. public finance and other issues.

The second-lien RMBS recoveries of actual and expected payments included in the preceding table primarily include $308 million in recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, partially offset by a $97 million reduction in excess spread. The losses and LAE related to actual and expected payments of $114 million in other, include $110 million of losses related to U.S. public finance transactions primarily related to certain general obligation issues. The second-lien RMBS losses and LAE related to actual and expected payments comprise net increases of previously established reserves.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of June 30, 2013:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	53	23	7	207	290
Number of issues(1)	28	16	6	139	189
Remaining weighted average contract period (in years)	8.0	4.9	10.3	9.3	8.5
Gross insured contractual payments outstanding:(2)
Principal	$3,812	$1,263	$80	$8,653	$13,808
Interest	2,580	322	44	4,807	7,753

Total	$6,392	$1,585	$124	$13,460	$21,561

Gross claim liability	$-	$-	$-	$1,600	$1,600
Less:
Gross potential recoveries	-	-	-	1,496	1,496
Discount, net	-	-	-	241	241

Net claim liability (recoverable)	$-	$-	$-	$(137)	$(137)

Unearned premium revenue	$124	$20	$1	$105	$250

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

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

The gross claim liability as of June 30, 2013 and December 31, 2012 in the preceding tables represents the Company’s estimate of undiscounted probability-weighted future claim payments, which principally relate to insured first-lien and second-lien RMBS transactions and U.S. public finance transactions. The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments, and principally relate to insured second-lien RMBS transactions and U.S. public finance transactions. Both amounts reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

The following table presents the components of the Company’s loss and LAE reserves and insurance loss recoverable as reported on the Company’s consolidated balance sheets as of June 30, 2013 and December 31, 2012 for insured obligations within MBIA’s “Classified List.” The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

In millions	As of June 30, 2013	As of December 31, 2012
Loss reserves (claim liability)	$711	$790
LAE reserves	63	63

Loss and LAE reserves	$774	$853

Insurance claim loss recoverable	$(902)	$(3,610)
LAE insurance loss recoverable	(5)	(38)

Insurance loss recoverable	$(907)	$(3,648)

Reinsurance recoverable on unpaid losses	$13	$14
Reinsurance recoverable on LAE reserves	1	-
Reinsurance recoverable on paid losses	-	1

Reinsurance recoverable on paid and unpaid losses	$14	$15

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

As of June 30, 2013, loss and LAE reserves include $1.2 billion of reserves for expected future payments offset by expected recoveries of such future payments of $397 million. As of December 31, 2012, loss and LAE reserves included $1.2 billion of reserves for expected future payments offset by expected recoveries of such future payments of $332 million. As of June 30, 2013, the insurance loss recoverable principally related to expected future recoveries on second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions. As of December 31, 2012, the insurance loss recoverable principally related to estimated recoveries of payments made by the Company resulting from ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans and expected future recoveries on second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions.

To date, as a result of the Bank of America and Flagstar Bank settlements, as well as the agreement between Consenting Claimants, ResCap and Ally, in the ResCap bankruptcy proceeding discussed above, the Company expects to be reimbursed for the majority of its potential recoveries related to ineligible mortgage loans by the end of 2013, which are primarily included in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

For the six months ended June 30, 2013 the Company collected approximately $2.9 billion, net of reinsurance, of which $2.8 billion, net of reinsurance related to insured second-lien RMBS transactions. The Company made payments of $223 million, of which $152 million related to insured second-lien RMBS transactions. For the six months ended June 30, 2013, the decrease in insurance loss recoverable related to paid losses totaled $2.7 billion, and primarily resulted from the collections of previously established recoveries related to the settlement with Bank of America on the ineligible mortgage loans related to insured second-lien RMBS transactions.

The following table presents the amounts of the Company’s second-lien RMBS exposure, gross undiscounted claim liability and potential recoveries related to non-consolidated VIEs and consolidated VIEs, included in the Company’s “Classified List,” as of June 30, 2013.

Second-lien RMBS Exposure		Outstanding		Gross Undiscounted
$ in billions	Issues	Gross Principal	Gross Interest	Claim Liability	Potential Recoveries
Non-consolidated VIEs	23	$3.7	$1.3	$0.2	$0.9
Consolidated VIEs	11	$1.9	$0.7	$0.1	$1.4

The following table presents changes in the Company’s loss and LAE reserves for the six months ended June 30, 2013. Changes in the loss and LAE reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in the timing and amounts of estimated payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of June 30, 2013, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 1.98%. LAE reserves are expected to be settled within a one-year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Six Months Ended June 30, 2013
Gross Loss and LAE Reserves as of December 31, 2012	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Timing of Payments	Changes in Amount of Net Payments	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Gross Loss and LAE Reserves as of June 30, 2013
$853	$(152)	$6	$(62)	$47	$52	$13	$17	$-	$774

The decrease in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily due to a decrease in reserves related to loss payments on insured first-lien and second-lien RMBS issues and changes in discount rates, partially offset by changes in amount and timing of net payments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the six months ended June 30, 2013. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in the timing and amounts of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Six Months Ended June 30, 2013
In millions	Gross Reserve as of December 31, 2012	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Timing of Collections	Changes in Amount of Collections	Changes in Assumptions	Changes in LAE Recoveries	Gross Reserve as of June 30, 2013
Insurance loss recoverable	$3,648	$(2,852)	$13	$(22)	$-	$(1)	$154	$(33)	$907
Recoveries on unpaid losses	332	-	2	(22)	-	-	83	2	397

Total	$3,980	$(2,852)	$15	$(44)	$-	$(1)	$237	$(31)	$1,304

The Company’s insurance loss recoverable decreased during 2013 primarily due to recoveries associated with issues outstanding as of December 31, 2012, which related to the settlement with Bank of America on the ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages. Recoveries on unpaid losses increased primarily due to changes in assumptions on certain general obligation exposures and a toll road transaction, partially offset by changes in discount rates.

The following table presents the Company’s total estimated recoveries from ineligible mortgage loans included in certain insured second-lien mortgage loan securitizations as of June 30, 2013. The total estimated recoveries from ineligible mortgage loans of $1.1 billion include $18 million recorded as “Insurance loss recoverable” and $1.1 billion recorded as “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

In millions

Total Estimated Recoveries from Ineligible Mortgage Loans as of December 31, 2012	Accretion of Future Collections	Changes in Discount Rates	Recoveries (Collections)	Changes in Amount of Collections	Changes in Assumptions	Total Estimated Recoveries from Ineligible Mortgage Loans as of June 30, 2013
$3,583	$15	$(3)	$(2,897)	$1	$434	$1,133

The decrease in the Company’s total estimated recoveries from ineligible mortgage loans in the preceding table primarily resulted from the collections of previously established recoveries related to the settlement with Bank of America and Flagstar Bank on the ineligible mortgage loans related to insured second-lien RMBS securitizations.

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

Costs associated with remediating insured obligations assigned to the Company’s “Caution List—Low,” “Caution List—Medium,” “Caution List—High” and “Classified List” are recorded as LAE. LAE is primarily recorded as part of the Company’s provision for its loss reserves and included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. The following table presents the gross expenses related to remedial actions for insured obligations:

	Six Months Ended June 30,
In millions	2013	2012
Loss adjustment expense incurred, gross	$33	$81

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

1. Financial Assets (excluding derivative assets)

Financial assets, excluding derivative assets, held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company reviews the assumptions, inputs and methodologies used by pricing services to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company believes a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update their price, and the Company still does not agree with the price provided, the Company will try to obtain a price from another third-party provider, such as a broker, or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of June 30, 2013 or December 31, 2012. All challenges to third-party prices are reviewed by staff of the Company with relevant expertise to ensure reasonableness of assumptions.

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

2. Financial Liabilities (excluding derivative liabilities)

Financial liabilities, excluding derivative liabilities, issued by the Company primarily consist of investment agreements and medium-term notes (“MTNs”) within its wind-down operations, debt issued for general corporate purposes and debt in VIEs. Investment agreements, MTNs, and corporate debt are typically recorded at face value adjusted for premiums or discounts. Financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for similar products. These valuations include adjustments for expected nonperformance risk of the Company.

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

Cash and Cash Equivalents, Receivable for Investments Sold, Net Cash Collateral Pledged to Swap Counterparties, Payable for Investments Purchased and Accrued Investment Income

The carrying amounts of cash and cash equivalents, receivable for investments sold, net cash collateral pledged to swap counterparties, payable for investments purchased and accrued investment income approximate fair values due to the short-term nature and credit worthiness of these instruments.

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

Approximately 99% of the balance sheet fair value of insured credit derivatives as of June 30, 2013 was valued based on the Binomial Expansion Technique (“BET”) Model. Approximately 1% of the balance sheet fair value of insured credit derivatives as of June 30, 2013 was valued based on the internally developed Direct Price Model and the dual-default model. The valuation of insured derivatives includes the impact of its credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as their fair value is derived using significant unobservable inputs.

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

Additional structural assumptions of the BET Model are:

•	Default probabilities are determined by three factors: credit spread, recovery rate after default, and the time period under risk;

•	Frequencies of defaults are modeled evenly over time;

•	Collateral assets are generally considered on an average basis rather than being modeled on an individual basis; and

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

Spread Hierarchy:

•	Collateral-specific credit spreads when observable;

•	Sector-specific spread tables by asset class and rating;

•	Corporate spreads, including Bloomberg spread tables based on rating; and

•	Benchmark from most relevant market source when corporate spreads are not directly relevant.

There were some transactions where the Company incorporated multiple levels within the hierarchy, including using actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. As of June 30, 2013, sector-specific spreads were used in 11% of the transactions valued using the BET Model. Corporate spreads were used in 48% of the transactions and spreads benchmarked from the most relevant spread source were used for 41% of the transactions. The spread source can also be identified by whether or not it is based on collateral weighted average rating factor (“WARF”). No collateral-specific spreads are based on WARF. Sector-specific spreads, corporate spreads and some benchmarked spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spreads were used for 69% of the transactions.

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

d. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET Model at discount rates which include MBIA CDS spreads as of June 30, 2013. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than the Company’s recovery derivative price multiplied by the unadjusted derivative liability.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Overall Model Results

As of June 30, 2013 and December 31, 2012, the Company’s net insured derivative liability was $1.6 billion and $2.9 billion, respectively, and was primarily related to the fair values of insured credit derivatives, based on the results of the aforementioned pricing models. In the current environment, the most significant driver of changes in fair value is nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $485 million and $4.4 billion lower than the net liability that would have been estimated if the Company excluded nonperformance risk in its valuation as of June 30, 2013 and December 31, 2012, respectively. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of the Company’s economic condition, that the Company will be able to pay all claims when due.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012. These tables exclude inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations.

In millions	Fair Value as of June 30, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,790	Quoted market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 18% (4%)
Loan repurchase commitments	1,115	Discounted cash flow	Recovery rates	10% - 66% (34%)
			Breach rates	67% - 92% (77%)
Liabilities of consolidated VIEs:
Variable interest entity notes	824	Quoted market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 29% (10%)
Credit derivative liabilities, net:
CMBS	1,024	BET Model	Recovery rates	25% - 90% (60%)
			Nonperformance risk	9% - 53% (23%)
			Weighted average life (in years)	1.6 - 28.5 (3.8)
			CMBS spreads	1.2% - 25.3% (12%)
Multi-sector CDO	15	Direct Price Model	Nonperformance risk	53% - 53% (53%)
Other	609	BET Model	Recovery rates	42% - 70% (47%)
			Nonperformance risk	13% - 23% (21%)
			Weighted average life (in years)	0.2 - 3.8 (2.3)

In millions	Fair Value as of December 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,881	Quoted market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 14% (3%)
Loan repurchase commitments	1,086	Discounted cash flow	Recovery rates	10% - 75% (47%)
			Breach rates	66% - 94% (78%)
Liabilities of consolidated VIEs:
Variable interest entity notes	1,932	Quoted market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 23% (6%)
Credit derivative liabilities, net:
CMBS	1,590	BET Model	Recovery rates	21% - 90% (51%)
			Nonperformance risk	19% - 59% (58%)
			Weighted average life (in years)	0.1 - 5.6 (4.4)
			CMBS spreads	1% - 23% (13%)
Multi-sector CDO	525	Direct Price Model	Nonperformance risk	59% - 59% (59%)
Other	806	BET Model	Recovery rates	42% - 75% (47%)
			Nonperformance risk	42% - 59% (58%)
			Weighted average life (in years)	0.1 - 19.6 (3.0)

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

The significant unobservable input used in the fair value measurement of the Company’s VIE notes of consolidated VIEs is the impact of the financial guarantee. The fair value of VIE notes is calculated by adding the value of the financial guarantee to the market value of VIE assets. The value of a financial guarantee is estimated by the Company as the present value of expected cash payments under the policy. As the value of the guarantee provided by the Company to the obligations issued by the VIE increases, the credit support adds value to the liabilities of the VIE. This results in an increase in the fair value of the liabilities of the VIE.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of June 30, 2013
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$1,021	$220	$-		$-	$1,241
State and municipal bonds	-	1,394	63	(1)	-	1,457
Foreign governments	94	90	3	(1)	-	187
Corporate obligations	-	1,119	63	(1)	-	1,182
Mortgage-backed securities:
Residential mortgage-backed agency	-	907	3	(1)	-	910
Residential mortgage-backed non-agency	-	80	1	(1)	-	81
Commercial mortgage-backed	-	26	13	(1)	-	39
Asset-backed securities:
Collateralized debt obligations	-	68	85	(1)	-	153
Other asset-backed	-	85	64	(1)	-	149

Total fixed-maturity investments	1,115	3,989	295		-	5,399
Money market securities	1,067	1	-		-	1,068
Perpetual debt and equity securities	26	14	10	(1)	-	50
Cash and cash equivalents	928	-	-		-	928
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	62	-		(59)	3

Total derivative assets	-	62	-		(59)	3

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of June 30, 2013
Assets of consolidated VIEs:
Corporate obligations	-	48	48	(1)	-	96
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	265	2	(1)	-	267
Commercial mortgage-backed	-	109	4	(1)	-	113
Asset-backed securities:
Collateralized debt obligations	-	20	35	(1)	-	55
Other asset-backed	-	69	63	(1)	-	132
Money market securities	321	-	-		-	321
Cash	78	-	-		-	78
Loans receivable	-	-	1,790		-	1,790
Loan repurchase commitments	-	-	1,115		-	1,115
Interest rate derivatives	-	1	-		-	1

Total assets	$3,535	$4,578	$3,362		$(59)	$11,416

Liabilities:
Medium-term notes	$-	$-	$188	(1)	$-	$188
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	7	1,648		-	1,655
Non-insured derivatives:
Interest rate derivatives	-	209	-		(209)	-
Currency derivatives	-	1	-		(1)	-
Other liabilities:
Warrants	-	85	-		-	85
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,766	824		-	2,590
Derivative liabilities:
Interest rate derivatives	-	2	-		-	2
Currency derivatives	-	-	16	(1)	-	16

Total liabilities	$-	$2,070	$2,676		$(210)	$4,536

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

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

Level 3 assets at fair value, as of June 30, 2013 and December 31, 2012 represented approximately 29% of total assets measured at fair value. Level 3 liabilities at fair value, as of June 30, 2013 and December 31, 2012 represented approximately 59% and 73%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of June 30, 2013	Carry Value Balance as of June 30, 2013
Assets:
Other investments	$-	$-	$9	$9	$9
Accrued investment income(1)	42	-	-	42	42
Receivable for investments sold(1)	12	-	-	12	12
Net cash collateral pledged(1)	55	-	-	55	55
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,690	2,690	2,818

Total assets	$109	$-	$2,699	$2,808	$2,936

Liabilities:
Investment agreements	$-	$-	$931	$931	$775
Medium-term notes	-	-	1,018	1,018	1,373
Long-term debt	-	1,371	-	1,371	1,524
Payable for investments purchased(2)	43	-	-	43	43
Accrued interest expense(2)	9	100	-	109	125
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	2,965	2,965	3,117

Total liabilities	$52	$1,471	$4,914	$6,437	$6,957

Financial Guarantees:
Gross	$-	$-	$3,677	$3,677	$2,507
Ceded	-	-	85	85	85

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2013 and 2012:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2013

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2013
Assets:
Foreign governments	$8	$-	$-	$-	$-	$-	$-	$(8)	$-	$3	$-	$3	$-
Corporate obligations	57	-	1	3	-	2	-	-	-	-	-	63	1
Residential mortgage-backed agency	-	-	-	-	-	-	-	-	-	3	-	3	-
Residential mortgage-backed non-agency	1	-	-	-	-	-	-	-	-	-	-	1	-
Commercial mortgage-backed	13	-	-	-	-	-	-	-	-	-	-	13	-
Collateralized debt obligations	37	(1)	-	2	-	61	-	(8)	(5)	9	(10)	85	1
Other asset-backed	67	-	-	(1)	-	3	-	(3)	-	2	(4)	64	-
State and municipal bonds	23	-	-	-	-	-	-	(2)	-	42	-	63	-
Perpetual debt and equity securities	10	-	-	-	-	-	-	-	-	-	-	10	-
Assets of consolidated VIEs:
Corporate obligations	79	(4)	(6)	6	-	-	-	(2)	(25)	-	-	48	(1)
Residential mortgage-backed non-agency	6	-	(1)	-	-	-	-	-	-	-	(3)	2	-
Commercial mortgage-backed	28	-	-	-	-	-	-	-	(24)	-	-	4	-
Collateralized debt obligations	117	-	-	5	-	-	-	(1)	(86)	-	-	35	3
Other asset-backed	47	-	14	-	-	-	-	(6)	(2)	10	-	63	11
Loans receivable	1,819	-	212	-	-	-	-	(68)	(173)	-	-	1,790	212
Loan repurchase commitments	1,176	-	49	-	-	-	-	(110)	-	-	-	1,115	49

Total assets	$3,488	$(5)	$269	$15	$-	$66	$-	$(208)	$(315)	$69	$(17)	$3,362	$276

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2013
Liabilities:
Medium-term notes	$181	$-	$5	$-	$2	$-	$-	$-	$-	$-	$-	$188	$7
Credit derivatives, net	2,994	1,532	(1,350)	-	-	-	-	(1,532)	-	4	-	1,648	162
Interest rate derivatives, net	(1)	-	1	-	1	-	-	-	-	-	(1)	-	(6)
Currency derivatives, net	1	-	(1)	-	1	-	-	-	-	-	(1)	-	-
Liabilities of consolidated VIEs:
VIE notes	1,901	-	24	-	-	-	-	(26)	(1,075)	-	-	824	24
Currency derivatives, net	23	-	(4)	-	(3)	-	-	-	-	-	-	16	(7)

Total liabilities	$5,099	$1,532	$(1,325)	$-	$1	$-	$-	$(1,558)	$(1,075)	$4	$(2)	$2,676	$180

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2012

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2012
Assets:
Foreign governments	$12	$-	$-	$-	$(1)	$7	$-	$(3)	$(3)	$-	$-	$12	$-
Corporate obligations	185	-	2	13	(2)	16	-	(15)	(115)	14	-	98	2
Residential mortgage-backed agency	9	-	-	-	-	-	-	-	-	4	(9)	4	-
Residential mortgage-backed non-agency	14	-	-	(4)	-	-	-	(5)	(1)	26	-	30	-
Commercial mortgage-backed	25	-	-	2	-	-	-	-	-	-	-	27	-
Collateralized debt obligations	35	(1)	-	3	-	-	-	(4)	(7)	4	(1)	29	-
Other asset-backed	115	(2)	-	10	-	2	-	(2)	(50)	4	(5)	72	-
State and municipal bonds	27	-	-	-	-	-	-	(2)	-	-	-	25	-
Perpetual debt and equity securities	10	-	-	-	-	-	-	-	-	3	-	13	-
Assets of consolidated VIEs:
Corporate obligations	75	-	(6)	(6)	-	28	-	(2)	-	6	-	95	-
Residential mortgage-backed non-agency	25	-	1	-	-	-	-	(2)	(15)	1	-	10	-
Commercial mortgage-backed	15	-	1	-	-	-	-	(1)	(8)	5	-	12	1
Collateralized debt obligations	218	-	(2)	(3)	-	-	-	-	(75)	2	-	140	6
Other asset-backed	71	-	3	-	-	4	-	(3)	(36)	3	-	42	2
Loans receivable	2,025	-	(49)	-	-	-	-	(71)	(2)	-	-	1,903	(49)
Loan repurchase commitments	1,076	-	(44)	-	-	-	-	-	-	-	-	1,032	(44)

Total assets	$3,937	$(3)	$(94)	$15	$(3)	$57	$-	$(110)	$(312)	$72	$(15)	$3,544	$(82)

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2012
Liabilities:
Medium-term notes	$174	$-	$(16)	$-	$(7)	$-	$-	$-	$-	$-	$-	$151	$(16)
Credit derivatives, net	4,487	443	(1,202)	-	-	-	-	(443)	-	-	-	3,285	(641)
Interest rate derivatives, net	(4)	-	-	-	-	-	-	-	-	-	-	(4)	-
Liabilities of consolidated VIEs:
VIE notes	2,864	-	62	-	-	-	-	(76)	(983)	-	-	1,867	62
Credit derivatives, net	82	-	-	-	-	-	-	-	(82)	-	-	-	-
Currency derivatives, net	19	-	2	-	-	-	-	-	-	-	-	21	2

Total liabilities	$7,622	$443	$(1,154)	$-	$(7)	$-	$-	$(519)	$(1,065)	$-	$-	$5,320	$(593)

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $73 million and $19 million, respectively, for the three months ended June 30, 2013. Transfers into and out of Level 2 were $19 million and $73 million, respectively, for the three months ended June 30, 2013. Transfers into Level 3 were principally related to state and municipal bonds, CDOs, and other ABS, where inputs, which are significant to their valuation, became unobservable during the quarter. CDOs, other ABS and RMBS non-agency, comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

Transfers into and out of Level 3 were $72 million and $15 million, respectively, for the three months ended June 30, 2012. Transfers into and out of Level 2 were $15 million and $72 million, respectively, for the three months ended June 30, 2012. Transfers into Level 3 were principally related to RMBS non-agency and corporate obligations where inputs, which are significant to their valuation, became unobservable during the quarter. RMBS agency and other ABS comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2013 and 2012:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2013

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2013
Assets:
Foreign governments	$3	$-	$-	$-	$-	$-	$-	$(8)	$-	$11	$(3)	$3	$-
Corporate obligations	76	2	5	4	(1)	2	-	(1)	(24)	-	-	63	5
Residential mortgage-backed agency	-	-	-	-	-	-	-	-	-	3	-	3	-
Residential mortgage-backed non-agency	4	-	-	-	-	-	-	(3)	-	-	-	1	-
Commercial mortgage-backed	28	-	-	4	-	-	-	-	(19)	1	(1)	13	-
Collateralized debt obligations	31	(2)	-	4	-	61	-	(12)	(5)	19	(11)	85	1
Other asset-backed	26	-	-	(1)	-	4	-	(5)	-	44	(4)	64	-
State and municipal bonds	103	2	-	(1)	-	-	-	(3)	(12)	42	(68)	63	-
Perpetual debt and equity securities	14	-	-	-	(1)	-	-	-	-	-	(3)	10	-
Assets of consolidated VIEs:
Corporate obligations	78	(4)	(8)	6	-	-	-	(3)	(24)	3	-	48	(1)
Residential mortgage-backed non-agency	6	-	6	-	-	-	-	(7)	-	1	(4)	2	-
Commercial mortgage-backed	7	-	1	-	-	-	-	-	(24)	20	-	4	1
Collateralized debt obligations	125	-	(9)	5	-	-	-	(1)	(85)	1	(1)	35	4
Other asset-backed	64	-	-	-	-	-	-	(9)	(2)	10	-	63	4
Loans receivable	1,881	-	221	-	-	-	-	(137)	(175)	-	-	1,790	207
Loan repurchase commitments	1,086	-	139	-	-	-	-	(110)	-	-	-	1,115	139

Total assets	$3,532	$(2)	$355	$21	$(2)	$67	$-	$(299)	$(370)	$155	$(95)	$3,362	$360

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2013
Liabilities:
Medium-term notes	$165	$-	$25	$-	$(2)	$-	$-	$-	$-	$-	$-	$188	$23
Credit derivatives, net	2,921	1,521	(1,277)	-	-	-	-	(1,521)	-	4	-	1,648	218
Interest rate derivatives, net	(1)	-	2	-	-	-	-	-	-	-	(1)	-	(6)
Currency derivatives, net	1	-	-	-	-	-	-	-	-	-	(1)	-	-
Liabilities of consolidated VIEs:
VIE notes	1,932	-	146	-	-	-	-	(178)	(1,076)	-	-	824	59
Currency derivatives, net	21	-	(5)	-	-	-	-	-	-	-	-	16	(5)

Total liabilities	$5,039	$1,521	$(1,109)	$-	$(2)	$-	$-	$(1,699)	$(1,076)	$4	$(2)	$2,676	$289

(1) -	Transferred in and out at the end of the period.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2012

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2012
Assets:
Foreign governments	$11	$-	$-	$-	$-	$13	$-	$(9)	$(3)	$-	$-	$12	$-
Corporate obligations	207	(15)	5	26	-	15	-	(16)	(138)	14	-	98	5
Residential mortgage-backed agency	8	-	-	1	-	-	-	-	-	4	(9)	4	-
Residential mortgage-backed non-agency	17	-	-	(3)	-	-	-	(7)	(1)	26	(2)	30	-
Commercial mortgage-backed	24	-	-	4	-	-	-	-	-	-	(1)	27	-
Collateralized debt obligations	60	(4)	-	9	-	-	-	(9)	(10)	10	(27)	29	-
Other asset-backed	317	(61)	-	73	-	4	-	(8)	(252)	6	(7)	72	-
State and municipal bonds	28	-	-	-	-	-	-	(3)	-	-	-	25	-
Perpetual debt and equity securities	11	-	-	-	-	-	-	-	-	4	(2)	13	-
Assets of consolidated VIEs:
Corporate obligations	69	-	(5)	(6)	-	28	-	(3)	-	12	-	95	1
Residential mortgage-backed non-agency	21	-	6	-	-	-	-	(4)	(15)	3	(1)	10	5
Commercial mortgage-backed	22	-	2	-	-	-	-	(3)	(8)	5	(6)	12	1
Collateralized debt obligations	203	-	-	(2)	-	-	-	-	(75)	14	-	140	7
Other asset-backed	67	-	5	-	-	4	-	(3)	(36)	5	-	42	4
Loans receivable	2,046	-	(10)	-	-	-	-	(131)	(2)	-	-	1,903	(10)
Loan repurchase commitments	1,077	-	(45)	-	-	-	-	-	-	-	-	1,032	(45)

Total assets	$4,188	$(80)	$(42)	$102	$-	$64	$-	$(196)	$(540)	$103	$(55)	$3,544	$(32)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2012
Liabilities:
Medium-term notes	$165	$-	$(11)	$-	$(3)	$-	$-	$-	$-	$-	$-	$151	$(11)
Credit derivatives, net	4,790	463	(1,505)	-	-	-	-	(463)	-	-	-	3,285	(571)
Interest rate derivatives, net	(3)	-	(1)	-	-	-	-	-	-	-	-	(4)	7
Liabilities of consolidated VIEs:
VIE notes	2,889	-	221	-	-	-	-	(260)	(983)	-	-	1,867	165
Credit derivatives, net	80	-	2	-	-	-	-	-	(82)	-	-	-	-
Currency derivatives, net	17	-	4	-	-	-	-	-	-	-	-	21	4

Total liabilities	$7,938	$463	$(1,290)	$-	$(3)	$-	$-	$(723)	$(1,065)	$-	$-	$5,320	$(406)

(1) -	Transferred in and out at the end of the period.

Transfers into and out of Level 3 were $159 million and $97 million, respectively, for the six months ended June 30, 2013. Transfers into and out of Level 2 were $97 million and $159 million, respectively, for the six months ended June 30, 2013. Transfers into Level 3 were principally related to other ABS, state and municipal bonds, CDOs and CMBS where inputs, which are significant to their valuation, became unobservable during the quarter. State and municipal bonds and CDOs comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

Transfers into and out of Level 3 were $103 million and $55 million, respectively, for the six months ended June 30, 2012. Transfers into and out of Level 2 were $55 million and $103 million, respectively, for the six months ended June 30, 2012. Transfers into Level 3 were principally related to RMBS non-agency and corporate obligations, CDOs and other ABS where inputs, which are significant to their valuation, became unobservable during the year. CDOs and RMBS agency comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the year. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended June 30, 2013 and 2012 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2013	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2012
Revenues:
Unrealized gains (losses) on insured derivatives	$1,350	$(162)	$1,202	$641
Realized gains (losses) and other settlements on insured derivatives	(1,532)	-	(443)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(8)	1	18	18
Net investment losses related to other-than-temporary impairments	-	-	(3)	-
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	244	257	(160)	(148)

Total	$54	$96	$614	$511

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the six months ended June 30, 2013 and 2012 are reported on the Company’s consolidated statements of operations as follows:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2013	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2012
Revenues:
Net investment income	$-	$-	$(5)	$-
Unrealized gains (losses) on insured derivatives	1,277	(218)	1,505	571
Realized gains (losses) and other settlements on insured derivatives	(1,521)	-	(463)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(18)	(11)	2	9
Net investment losses related to other-than-temporary impairments	-	-	(60)	-
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	205	300	(274)	(206)

Total	$(57)	$71	$705	$374

Fair Value Option

The Company elected to record at fair value certain financial instruments of VIEs that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 for all financial instruments for which the fair value option was elected:

	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Fixed-maturity securities held at fair value	$(16)	$(56)	$2	$(57)
Loans receivable at fair value:
Residential mortgage loans	145	(117)	71	(99)
Other loans	-	(2)	13	(41)
Loan repurchase commitments	50	44	139	43
Long-term debt	(160)	135	(79)	128

Substantially all gains and losses included in earnings during the three and six months ended June 30, 2013 on loans receivable and VIE notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the VIE notes, resulting in depressed pricing of the financial instruments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2013 and December 31, 2012 for loans and VIE notes for which the fair value option was elected:

	As of June 30, 2013			As of December 31, 2012
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$2,025	$1,704	$321	$2,307	$1,735	$572
Residential mortgage loans (90 days or more past due)	228	86	142	244	54	190
Other loans	-	-	-	22	22	-
Other loans (90 days or more past due)	-	-	-	197	70	127

Total loans receivable at fair value	$2,253	$1,790	$463	$2,770	$1,881	$889
Variable interest entity notes	$4,013	$2,590	$1,423	$9,021	$3,659	$5,362

Note 7: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM. Other invested assets designated as AFS are primarily comprised of money market funds.

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and other-than-temporary impairments (“OTTI”) for AFS and HTM investments in the Company’s consolidated investment portfolio as of June 30, 2013 and December 31, 2012:

	June 30, 2013
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$1,203	$23	$(8)	$1,218	$-
State and municipal bonds	1,463	35	(43)	1,455	-
Foreign governments	178	9	-	187	-
Corporate obligations	1,055	27	(38)	1,044	-
Mortgage-backed securities:
Residential mortgage-backed agency	892	11	(21)	882	-
Residential mortgage-backed non-agency	71	11	(6)	76	-
Commercial mortgage-backed	34	-	(1)	33	-
Asset-backed securities:
Collateralized debt obligations	215	1	(66)	150	(18)
Other asset-backed	145	2	(12)	135	-

Total fixed-maturity investments	5,256	119	(195)	5,180	(18)
Money market securities	1,057	-	-	1,057	-
Perpetual debt and equity securities	13	1	-	14	-
Assets of consolidated VIEs:
Money market securities	321	-	-	321	-

Total AFS investments	$6,647	$120	$(195)	$6,572	$(18)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$2,818	$3	$(131)	$2,690	$-

Total HTM investments	$2,818	$3	$(131)	$2,690	$-

(1) -	Represents unrealized gains or losses on other than temporarily impaired securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of June 30, 2013. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$933	$934	$-	$-
Due after one year through five years	798	812	-	-
Due after five years through ten years	819	818	-	-
Due after ten years	1,349	1,340	2,818	2,690
Mortgage-backed and asset-backed	1,357	1,276	-	-

Total fixed-maturity investments	$5,256	$5,180	$2,818	$2,690

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities was $11 million and $10 million as of June 30, 2013 and December 31, 2012, respectively. These deposits are required to comply with state insurance laws.

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

Substantially all of the obligations under investment agreements require the Company to pledge securities as collateral. Securities pledged in connection with investment agreement activities may not be repledged by the investment agreement counterparty. As of June 30, 2013 and December 31, 2012, the fair value of securities pledged as collateral for these investment agreements approximated $762 million and $820 million, respectively. The Company’s collateral as of June 30, 2013 consisted principally of RMBS, U.S. Treasury and government agency bonds and state and municipal bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements in the amount of $33 million and $144 million as of June 30, 2013 and December 31, 2012, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$690	$(8)	$1	$-	$691	$(8)
State and municipal bonds	696	(40)	60	(3)	756	(43)
Foreign governments	12	-	-	-	12	-
Corporate obligations	519	(24)	47	(14)	566	(38)
Mortgage-backed securities:
Residential mortgage-backed agency	556	(21)	33	-	589	(21)
Residential mortgage-backed non-agency	5	-	20	(6)	25	(6)
Commercial mortgage-backed	25	(1)	-	-	25	(1)
Asset-backed securities:
Collateralized debt obligations	14	-	124	(66)	138	(66)
Other asset-backed	23	-	62	(12)	85	(12)

Total fixed-maturity investments	2,540	(94)	347	(101)	2,887	(195)
Perpetual debt and equity securities	6	-	-	-	6	-

Total AFS investments	$2,546	$(94)	$347	$(101)	$2,893	$(195)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$306	$(10)	$1,304	$(121)	$1,610	$(131)

Total HTM investments	$306	$(10)	$1,304	$(121)	$1,610	$(131)

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

Gross unrealized losses on AFS securities increased as of June 30, 2013 compared with December 31, 2012 primarily due to market price depreciation caused by rising interest rates. Gross unrealized losses on HTM securities decreased as of June 30, 2013 compared with December 31, 2012 primarily due to market price appreciation driven by a decline in credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of June 30, 2013 and December 31, 2012 was 20 and 23 years, respectively. As of June 30, 2013 and December 31, 2012, there were 70 and 153 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which the fair values of 40 and 89 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer by percentage of fair value below book value by more than 5%:

	AFS Securities			HTM Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	13	$114	$104	-	$-	$-
> 15% to 25%	10	118	94	1	575	478
> 25% to 50%	5	10	6	-	-	-
> 50%	11	78	17	-	-	-

Total	39	$320	$221	1	$575	$478

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of ABS, MBS and corporate obligations included in the Company’s consolidated AFS investment portfolio as of June 30, 2013 for which fair value was less than amortized cost. The credit ratings are based on ratings from Moody’s as of June 30, 2013 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

									Below
In millions	Aaa		Aa		A		Baa		Investment Grade		Not Rated		Total
Asset Type	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS	$14	$-	$62	$(5)	$3	$-	$4	$-	$140	$(73)	$-	$-	$223	$(78)
MBS	589	(21)	6	-	7	-	17	(1)	5	(1)	15	(5)	639	(28)
Corporate obligations	47	(1)	164	(7)	238	(13)	99	(16)	18	(1)	-	-	566	(38)

Total	$650	$(22)	$232	$(12)	$248	$(13)	$120	$(17)	$163	$(75)	$15	$(5)	$1,428	$(144)

The total ABS, MBS and corporate obligations reported in the preceding table include those which are guaranteed by financial guarantors. In addition, the following table presents information on ABS, MBS and corporate obligations guaranteed by the Company and third-party financial guarantors.

			Insured Securities Rated Below Investment Grade without the Effect of Guarantee
	Average Credit Rating with the	Average Credit Rating without the	(in millions)	Percentage
Asset Type	Effect of Guarantee	Effect of Guarantee	Fair Value
ABS	Below investment grade	Below investment grade	$105	65%
MBS	Baa	Below investment grade	15	87%
Corporate obligations	Baa	Baa	-	- %

Refer to the table in the “Determination of Credit Loss Guaranteed by the Company and Other Third-Party Guarantors” section within the OTTI section of this note for information on the insured securities included in the table above.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of June 30, 2013 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

For the six months ended June 30, 2012, the credit losses recognized in earnings were related to RMBS and CDOs. There were no impairments in 2013. The following table presents a summary of the significant inputs considered in determining the measurement of the credit losses on securities in which a portion of the impairment is included in AOCI:

Six Months Ended June 30,
Asset-backed Securities	2012
Expected size of losses(1):
Range(2)	9.73% to 100.00%
Weighted average(3)	92.10%
Current subordination levels(4):
Range(2)	0.00% to 0.00%
Weighted average(3)	0.00%
Prepayment speed (annual constant prepayment rate)(5):
Range(2)	0.00% to 49.60%
Weighted average(3)	11.59%

(1) -	Represents future expected credit losses on impaired assets expressed as a percentage of total outstanding balance.

(2) -	Represents the range of inputs/assumptions based upon the individual securities within each category.

(3) -	Calculated by weighting the relevant input/assumption for each individual security by the outstanding notional of the security.

(4) -	Represents current level of credit protection (subordination) for the securities, expressed as a percentage of the balance of the collateral group backing the bond.

(5) -	Values represent high and low points of lifetime vectors of constant prepayment rates.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table provides information about securities held by the Company as of June 30, 2013 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Asset-backed:
MBIA(1)	$151	$(56)	$15
Other	11	(4)	-

Total asset-backed	162	(60)	15
Mortgage-backed:
MBIA(1)	2	-	-
Other	15	(1)	-

Total mortgage-backed	17	(1)	-
Corporate obligations:
Other	11	(9)	-

Total corporate obligations	11	(9)	-
Other:
MBIA(1)	97	(4)	-
Other	12	-	-

Total other	109	(4)	-

Total	$299	$(74)	$15

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

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

In millions	Three Months Ended June 30,		Six Months Ended June 30,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2013	2012	2013	2012
Beginning balance	$195	$277	$197	$341
Additions for credit loss impairments recognized in the current period on securities previously impaired	-	1	-	3
Reductions for credit loss impairments previously recognized on securities sold during the period	(8)	(9)	(10)	(16)
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period(1)	-	-	-	(59)
Reductions for increases in cash flows expected to be collected over the remaining life of the security	(1)	-	(1)	-

Ending balance	$186	$269	$186	$269

(1) -	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Sales of Available-For-Sale Investments

Gross realized gains and losses are recorded in “Net gains (losses) on financial instruments at fair value and foreign exchange” in the Company’s consolidated statements of operations. The proceeds and gross realized gains and losses from sales of AFS investments for the six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Proceeds from sales	$1,436	$2,482	$2,314	$4,534
Gross realized gains	$11	$27	$47	$58
Gross realized losses	$(7)	$(16)	$(10)	$(96)

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

Structured Finance and International Insurance

The Company entered into derivative instruments that it viewed as an extension of its core financial guarantee business but which do not qualify for the financial guarantee scope exception and, therefore, must be recorded at fair value on the balance sheet. These insured CDS contracts, primarily referencing corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, CRE loans and CDO securities, are intended to be held for the entire term of the contract absent a negotiated settlement with the counterparty.

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

In certain instances, the Company’s structured finance and international insurance business purchased or issued securities that contain embedded derivatives. In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related security.

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

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of June 30, 2013 and December 31, 2012. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of June 30, 2013
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	2.8 Years	$7,418	$3,217	$2,856	$7,140	$6,195	$26,826	$(1,641)
Insured swaps	19.1 Years	-	84	3,666	1,789	-	5,539	(7)
All others	28.5 Years	-	-	-	-	36	36	(7)

Total notional		$7,418	$3,301	$6,522	$8,929	$6,231	$32,401

Total fair value		$(4)	$-	$(6)	$(603)	$(1,042)		$(1,655)

$ in millions	As of December 31, 2012
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	5.1 Years	$10,457	$5,862	$5,253	$11,571	$13,859	$47,002	$(2,858)
Insured swaps	19.4 Years	-	103	3,661	1,982	71	5,817	(8)
All others	1.8 Years	-	-	-	-	195	195	(68)

Total notional		$10,457	$5,965	$8,914	$13,553	$14,125	$53,014

Total fair value		$(7)	$(70)	$(72)	$(732)	$(2,053)		$(2,934)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future payments that MBIA may be required to make under these guarantees as of June 30, 2013 is $27.5 billion. This amount is net of $72 million of insured derivatives ceded under reinsurance agreements in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives and offsetting agreements with a counterparty. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

Counterparty Credit Risk

The Company manages counterparty credit risk on an individual counterparty basis through master netting agreements covering derivative instruments in the asset/liability products segment. There are no master netting agreements in the structured finance and international insurance or the U.S. public finance insurance segments. The master netting agreements in the asset/liability products segment allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either MBIA or the counterparty is downgraded below a specified credit rating.

Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of June 30, 2013, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $223 million. Of this amount, $151 million is netted within “Derivative liabilities”, $16 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities and an additional $56 million is included in “Other assets” on the Company’s consolidated balance sheets. As of December 31, 2012, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $285 million. Of this amount, $203 million is netted within “Derivative liabilities”, $16 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities and an additional $66 million is included in “Other assets” on the Company’s consolidated balance sheets. As of June 30, 2013 and December 31, 2012, the Company did not post securities to derivative counterparties.

As of June 30, 2013 and December 31, 2012, the fair value on one positive Credit Support Annex (“CSA”) was $3 million and $4 million, respectively. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of June 30, 2013 and December 31, 2012, the counterparty was rated A2 by Moody’s and A by S&P.

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

As of June 30, 2013, the total fair value of the Company’s derivative assets, after counterparty netting of $59 million, was $12 million, of which $4 million was reported within “Other assets” and “Other assets” presented under “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $8 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of June 30, 2013, the total fair value of the Company’s derivative liabilities, after counterparty netting of $59 million and cash collateral posted by the Company of $151 million was $1.7 billion, which was reported within “Derivative liabilities” and “Derivative liabilities” presented under “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $30 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate” and “Currency swaps” in the table below.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of June 30, 2013:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$26,826	Other assets	$-	Derivative liabilities	$(1,641)
Insured swaps	5,539	Other assets	-	Derivative liabilities	(7)
Non-insured credit default swaps	5	Other assets	-	Derivative liabilities	-
Interest rate swaps	1,601	Other assets	62	Derivative liabilities	(209)
Interest rate swaps-VIE	127	Other assets-VIE	-	Derivative liabilities-VIE	(2)
Interest rate swaps-embedded	472	Medium-term notes	8	Medium-term notes	(30)
Currency swaps	19	Other assets	-	Derivative liabilities	(1)
Currency swaps-VIE	104	Other assets-VIE	-	Derivative liabilities-VIE	(16)
All other	36	Other assets	-	Derivative liabilities	(7)
All other-VIE	280	Other assets-VIE	1	Derivative liabilities-VIE	-
All other-embedded	13	Other investments	-	Other investments	-

Total non-designated derivatives	$35,022		$71		$(1,913)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

As of December 31, 2012, the total fair value of the Company’s derivative assets, after counterparty netting of $90 million, was $12 million, of which $4 million was reported within “Other assets” and “Other assets” presented under “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $8 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of December 31, 2012, the total fair value of the Company’s derivative liabilities, after counterparty netting of $90 million and cash collateral posted by the Company of $203 million, was $3.1 billion which was reported within “Derivative liabilities” and “Derivative liabilities” presented under “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $36 million were reported within “Medium-term notes” and “Other investments” on the Company’s consolidated balance sheets.

Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate swaps” and “Currency swaps” in the table below.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of December 31, 2012:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$47,320	Other assets	$-	Derivative liabilities	$(2,858)
Insured swaps	5,817	Other assets	-	Derivative liabilities	(8)
Non-insured credit default swaps	10	Other assets	-	Derivative liabilities	-
Interest rate swaps	1,637	Other assets	94	Derivative liabilities	(290)
Interest rate swaps-VIE	2,728	Other assets-VIE	-	Derivative liabilities-VIE	(141)
Interest rate swaps-embedded	483	Medium-term notes	8	Medium-term notes	(35)
Currency swaps	40	Other assets	-	Derivative liabilities	(3)
Currency swaps-VIE	110	Other assets-VIE	-	Derivative liabilities-VIE	(21)
All other	195	Other assets	-	Derivative liabilities	(68)
All other-VIE	280	Other assets-VIE	-	Derivative liabilities-VIE	-
All other-embedded	20	Other investments	-	Other investments	(1)

Total non-designated derivatives	$58,640		$102		$(3,425)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2013:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,318
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(1,532)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	38
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	7
All other	Unrealized gains (losses) on insured derivatives	32

Total		$(137)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,202
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(428)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(60)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	10
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	2
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)
All other	Unrealized gains (losses) on insured derivatives	1
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)

Total		$724

The following table presents the effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2013:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,216
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(1,520)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	41
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	14
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	2
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	6
All other	Unrealized gains (losses) on insured derivatives	61

Total		$(180)

The following tables present the effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2012:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$37	$(37)	$-
Interest rate swaps	Interest income (expense)	-	-	(2)

Total		$37	$(37)	$(2)

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

Note 9: Debt

The Company has disclosed its debt in “Note 10: Debt” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The following debt discussion provides an update to the Company’s Annual Report on Form 10-K.

Long-Term Debt

In connection with the BofA Settlement Agreement, MBIA Corp. received $136 million principal amount of the 5.70% Senior Notes due 2034 as consideration for the settlement. These notes were subsequently transferred to National. On a consolidated basis, receipt of these notes by the Company reduced its outstanding debt.

Interest and principal payments on the 14% Fixed to Floating Rate Surplus Notes due 2033 are subject to prior approval by the Superintendent of the NYSDFS. MBIA Insurance Corporation’s request for approval of the January 15, 2013, April 15, 2013, and July 15, 2013 note interest payments were denied by the NYSDFS. MBIA Insurance Corporation provided notice to the Fiscal Agent that it has not made a scheduled interest payment. The deferred interest payment will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to make such payment. No interest will accrue on the deferred interest. As of June 30, 2013, the Company had accrued interest related to these surplus notes of $117 million, which was included in “Other liabilities” on the Company’s consolidated balance sheets.

Medium-Term Note Obligations

During the six months ended June 30, 2013, the Company redeemed $336 million par value outstanding of MTNs issued by the Company’s conduit segment at a cost of 100% of par value. The Company also repurchased approximately $38 million par value outstanding of MBIA Global Funding, LLC (“GFL”) MTNs issued by the Company’s asset/liability segment at a weighted average cost of approximately 97% of par value.

Other Borrowing Arrangements

Blue Ridge Secured Loan

In connection with the BofA Settlement Agreement in May of 2013, MBIA Insurance Corporation and Blue Ridge entered into the Blue Ridge Secured Loan, pursuant to which Blue Ridge agreed to make revolving loans to MBIA Insurance Corporation in an aggregate of up to $500 million. The following is a summary of the material terms of the Loan Agreement, as amended by Amendment No. 1 entered into in June of 2013. This summary is not complete and is subject to the full text of the document described below.

Use of Proceeds

The proceeds of the Blue Ridge Secured Loan can be used for general corporate purposes. Once the Blue Ridge Secured Loan amount outstanding exceeds $50 million, the proceeds must be used for the purpose of meeting ordinary course liquidity requirements expected to arise during the 30 days following such borrowing.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Debt (continued)

Conditions to Borrowings

Blue Ridge’s obligation to make loans is subject to usual and customary conditions precedent, including that on the date of the borrowing (i) no default is continuing or would occur as a result of that borrowing and (ii) the representations and warranties specified in the Blue Ridge Secured Loan agreement are true and accurate in all material respects.

Security

The Loans are secured by a pledge of collateral consisting of the following: (i) MBIA Insurance Corporation’s right to receive put-back recoveries related to ineligible mortgage loans included in its insured RMBS transactions; (ii) MBIA Insurance Corporation’s future recoveries on defaulted insured RMBS transactions resulting from expected excess spread generated by performing loans in such transactions; (iii) MBIA Insurance Corporation’s future installment premiums; and (iv) 65% of the voting capital stock of MBIA Corp.’s equity interest in MBIA UK (Holdings) Limited (the collateral described in clauses (ii) and (iii) above, the (“Other Prepayment Collateral”). Under the Blue Ridge Secured Loan, the value of the collateral described in clauses (i) through (iii) above, must at all times be greater than $1.0 billion. As of June 30, 2013, the value of the collateral was approximately $2.5 billion.

Interest Rate and Fees

Borrowings under the Blue Ridge Secured Loan have a variable interest rate, at MBIA Insurance Corporation’s option based on either: (i) the adjusted LIBOR plus an applicable margin (“LIBOR Loans”), or (ii) the highest between (a) Bank of America’s prime rate and (b) the sum of the federal funds effective rate plus 0.5% and (c) the adjusted LIBOR plus 1.00%, plus an applicable margin (“Base Rate Loans”). The applicable margin for the LIBOR Loans and the Base Rate Loans is 7.50% and 6.50%, respectively. With respect to any available but undrawn amounts under the Blue Ridge Secured Loan, MBIA Insurance Corporation is obligated to pay a commitment fee on such undrawn amounts of 2.00% per annum. The amount of the commitment fee expense for the six months ended June 30, 2013 was $1 million.

Scheduled Repayment

The maturity date of the Blue Ridge Secured Loan is three years from the closing date, at which time any then outstanding loans will be due and payable.

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

Representations and Warranties

The Blue Ridge Secured Loan contains certain customary representations and warranties for loan facilities of this type, which are given on the closing date and at each borrowing under the Blue Ridge Secured Loan agreement, including with respect to organization of MBIA Insurance Corporation, power of authority, enforceability of the loan documents, receipt of any necessary governmental approvals, financial condition and solvency, and compliance with laws.

Covenants

The Blue Ridge Secured Loan contains certain affirmative, negative and financial covenants, which are customary for loan facilities of this type in relation to, among other matters, delivery of financial statements, notice of material events, existence and conduct of business, payment of taxes and other obligations, maintenance of books and records, compliance with all material laws, and maintenance of insurance, and includes a requirement that MBIA Insurance Corporation maintain at least $750 million of statutory capital (defined as policyholders’ surplus plus contingency reserves).

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Debt (continued)

In addition, MBIA Insurance Corporation may not, without Blue Ridge’s consent, consummate any amendments, compromises or commutations with respect to insurance obligations and settlements of litigation to the extent (x) that payments made in respect of such remediation efforts subsequent to June 28, 2013 exceed $260 million in the aggregate, (y) after giving effect thereto and to any borrowings of loans in connection therewith, the aggregate principal amount of loans outstanding would exceed $200 million or (z) after giving effect thereto, all remediation efforts taken as a whole since the closing date, would, cumulatively, have reduced MBIA Insurance Corporation’s statutory capital by $100 million or more.

In addition, MBIA Insurance Corporation may not prepay, redeem, purchase, defease or otherwise satisfy prior to the scheduled maturity thereof in any manner, or make any payment of principal, interest or fees or any other payment on, any of its indebtedness (including the Surplus Notes), except for payments of the loans under the Blue Ridge Secured Loan agreement and except for certain refinancings and refundings of its indebtedness.

Change of Control

MBIA Insurance Corporation may be required to prepay all amounts outstanding under the Blue Ridge Secured Loan agreement upon the occurrence of a change of control.

Events of Default

The Blue Ridge Secured Loan agreement contains certain events of default which are customary for loan facilities of this type (and with customary cure periods), including failure to pay principal, interest or fees on the loans, misrepresentation, failure to observe covenants or conditions, failure to pay other material indebtedness, insolvency and bankruptcy matters, and unlawfulness or invalidity of the loan documents.

Note 10: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Income (loss) before income taxes	$(264)	$795	$(49)	$816
Provision (benefit) for income taxes	$(86)	$214	$(35)	$225
Effective tax rate	32.6%	26.9%	71.4%	27.6%

For the six months ended June 30, 2013, the Company’s effective tax rate applied to its pre-tax loss was higher than the U.S. statutory tax rate primarily as a result of the decrease in the valuation allowance against its deferred tax asset, net of certain nondeductible expenses.

For the six months ended June 30, 2012, the Company’s effective tax rate applied to its income before income taxes was lower than the U.S. statutory tax rate as a result of the decrease in the valuation allowance, the release of a portion of the reserve for uncertain tax benefits and the benefit of tax-exempt interest income from investments.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Income Taxes (continued)

As of June 30, 2013, the Company reported a net deferred tax asset of $1.3 billion. The $1.3 billion net deferred tax asset is net of a $93 million valuation allowance. As of June 30, 2013, the Company had a valuation allowance against a portion of the deferred tax asset related to losses from asset impairments as these losses are considered capital losses, have a five-year carryforward period, once recognized, and can only offset capital gain income. The June 30, 2013 valuation allowance reflects a decrease of $53 million from the December 31, 2012 valuation allowance of $146 million. The decrease in the valuation allowance for the six months ended June 30, 2013 was primarily due to the generation of capital gain income from the termination of certain contracts.

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

•

The Company performed taxable income projections over a twenty-year period to determine whether it will have sufficient income to offset its deferred tax asset that will generate future ordinary deductions. In this analysis, the Company concluded that premium earnings, including projected new business at National, combined with investment income, less deductible expenses, will be sufficient to recover its net deferred tax asset. The Company’s taxable income projections used to assess the recoverability of its deferred tax asset include an estimate of future loss and LAE equal to the present value discount of loss reserves already recognized on the balance sheet and an estimate of LAE which is generally insignificant. The Company does not assume additional losses, with the exception of the accretion of its existing present value loss reserves, because the Company establishes case basis reserves on a present value basis based on an estimate of probable losses on specifically identified credits that have defaulted or are expected to default.

•

While the lack of strong credit ratings assigned by the rating agencies have significantly adversely impacted the Company’s ability to write new insurance business, these ratings did not have a material impact on earnings from the existing insured portfolio, which the Company believes will be sufficient to absorb losses in the event that the cumulative unrealized losses become fully impaired.

•

With respect to installment policies, the Company generally does not have an automatic cancellation provision solely in connection with ratings downgrades. With regard to upfront policies, to the extent that the issuer chooses to terminate a policy, any unearned premium reserve with respect to that policy will be accelerated into earnings (i.e. refundings).

After reviewing all of the evidence available, both positive and negative, the Company believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of June 30, 2013. The Company continues to assess the adequacy of its valuation allowance as additional evidence becomes available. The Company’s recent financial results have been volatile which has impacted management’s ability to accurately project future taxable income. Continued volatility or losses beyond those projected may cause the Company to conclude that certain of the deferred tax assets within the total deferred tax assets of $1.3 billion as of June 30, 2013 may not be realizable. The Company performs an analysis every quarter to review its conclusion as to the ability to realize the deferred tax asset.

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in UTB and related interest and/or penalties to income tax in the consolidated statements of operations.

In millions
Unrecognized tax benefit as of December 31, 2012	$47
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During a prior year	-
During the current year	11
The amounts of decreases in the UTB related to settlements with taxing authorities	-
The reduction in the UTB as a result of the applicable statute of limitations	-

Unrecognized tax benefit as of June 30, 2013	$58

MBIA’s major tax jurisdictions include the U.S. and the U.K. MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Income Taxes (continued)

The U.K. tax authorities are currently auditing tax years 2005 through 2010. On June 5, 2013, the Company met with the HM Revenue & Customs and discussions are ongoing.

In June of 2013, the New York State Department of Taxation contacted the Company to request a meeting to discuss their position regarding certain issues related to the 2008 tax year. The Company will be meeting with the New York State Department of Taxation in the third quarter of 2013.

As of December 31, 2012, the Company’s consolidated NOL carryforward was $1.4 billion which will expire between tax years 2029 through 2032. As of December 31, 2012, the Company also had a capital loss carryforward of $162 million which will expire between tax years 2013 through 2017.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

MBIA Corp.’s guarantees insure structured finance and asset-backed obligations, privately issued bonds used for the financing of public purpose projects, which are primarily located outside of the U.S. and that include toll roads, bridges, airports, public transportation facilities, utilities and other types of infrastructure projects serving a substantial public purpose, and obligations of sovereign-related and sub-sovereign issuers. Structured finance and ABS typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, and leases for equipment, aircraft and real estate property. The Company is no longer insuring new credit derivative contracts except for transactions related to the reduction of existing derivative exposure. MBIA Corp. has not written any meaningful amount of business since 2008.

Advisory Services

The advisory services segment primarily consists of the operations of Cutwater Investor Services Corp. (“Cutwater-ISC”), Cutwater Asset Management Corp. (“Cutwater-AMC”), and Trifinium. Cutwater-ISC and Cutwater-AMC provide advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its subsidiaries, as well as portfolio accounting and reporting services. Cutwater-ISC and Cutwater-AMC are Securities and Exchange Commission registered investment advisers. Cutwater-AMC is also a Financial Industry Regulatory Authority member firm. Trifinium provides fee-based asset management and advisory services to the Company’s foreign insurance affiliate and to third-party clients and investment structures. Trifinium is regulated by the Financial Conduct Authority in the U.K.

Corporate

The Company’s corporate segment is principally conducted through Optinuity Alliance Resources Corporation (“Optinuity”), which provides general support services to the corporate segment and other operating businesses. Optinuity is a reportable segment that includes revenues and expenses that arise from general corporate activities, such as fees, net investment income, net gains and losses, interest expense on MBIA Inc. debt and general corporate expenses. Employees of the service company provide various support services including management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, among others, on a fee-for-service basis. The service company’s revenues and expenses are included in the results of the corporate segment.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$113	$39	$6	$4	$6	$-		$168
Net change in fair value of insured derivatives	-	(182)	-	-	-	-		(182)
Net gains (losses) on financial instruments at fair value and foreign exchange	(2)	12	-	(4)	(12)	-		(6)
Net gains (losses) on extinguishment of debt	22	17	-	-	-	-		39
Revenues of consolidated VIEs	-	97	-	(9)	5	-		93
Inter-segment revenues(2)	3	(5)	5	(5)	-	2		-

Total revenues	136	(22)	11	(14)	(1)	2		112
Losses and loss adjustment	66	122	-	-	-	-		188
Operating	30	35	16	32	1	-		114
Interest	-	29	-	11	20	-		60
Expenses of consolidated VIEs	-	12	-	-	2	-		14
Inter-segment expenses(2)	26	36	1	2	2	(67)		-

Total expenses	122	234	17	45	25	(67)		376

Income (loss) before income taxes	$14	$(256)	$(6)	$(59)	$(26)	$69		$(264)

Identifiable assets	$6,651	$12,669	$46	$931	$2,009	$(4,184)	(3)	$18,122

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

	Three Months Ended June 30, 2012
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$145	$80	$5	$5	$16	$-		$251
Net change in fair value of insured derivatives	-	775	-	-	-	-		775
Net gains (losses) on financial instruments at fair value and foreign exchange	11	20	-	3	(40)	-		(6)
Net investment losses related to other-than-temporary impairments	-	(1)	-	-	(2)	-		(3)
Other net realized gains (losses)	-	-	-	6	-	-		6
Revenues of consolidated VIEs	-	(20)	-	-	36	-		16
Inter-segment revenues(2)	43	(11)	11	56	(21)	(78)		-

Total revenues	199	843	16	70	(11)	(78)		1,039
Losses and loss adjustment	(3)	65	-	-	-	-		62
Operating	23	32	11	24	3	-		93
Interest	-	33	-	15	23	-		71
Expenses of consolidated VIEs	-	14	-	-	4	-		18
Inter-segment expenses(2)	31	54	5	3	40	(133)		-

Total expenses	51	198	16	42	70	(133)		244

Income (loss) before income taxes	$148	$645	$-	$28	$(81)	$55		$795

Identifiable assets	$7,120	$17,395	$46	$759	$3,205	$(6,230)	(3)	$22,295

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

The following tables provide the Company’s segment results for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$221	$81	$10	$5	$15	$-		$332
Net change in fair value of insured derivatives	-	(243)	-	-	-	-		(243)
Net gains (losses) on financial instruments at fair value and foreign exchange	30	34	-	2	(9)	-		57
Net gains (losses) on extinguishment of debt	22	17	-	-	4	-		43
Revenues of consolidated VIEs	-	144	-	(9)	7	-		142
Inter-segment revenues(2)	49	15	12	21	(2)	(95)		-

Total revenues	322	48	22	19	15	(95)		331
Losses and loss adjustment	70	(76)	-	-	-	-		(6)
Operating	44	69	26	96	1	-		236
Interest	-	57	-	23	40	-		120
Expenses of consolidated VIEs	-	26	-	-	4	-		30
Inter-segment expenses(2)	52	92	3	5	15	(167)		-

Total expenses	166	168	29	124	60	(167)		380

Income (loss) before income taxes	$156	$(120)	$(7)	$(105)	$(45)	$72		$(49)

Identifiable assets	$6,651	$12,669	$46	$931	$2,009	$(4,184)	(3)	$18,122

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, intercompany interest income, expenses pertaining to intercompany receivables and payables and intercompany loans.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

	Six Months Ended June 30, 2012
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$270	$135	$11	$7	$35	$-		$458
Net change in fair value of insured derivatives	-	1,074	-	-	-	-		1,074
Net gains (losses) on financial instruments at fair value and foreign exchange	21	66	-	8	(120)	-		(25)
Net investment losses related to other-than-temporary impairments	-	(41)	-	-	(56)	-		(97)
Other net realized gains (losses)	-	1	-	5	-	-		6
Revenues of consolidated VIEs	-	(34)	-	-	40	-		6
Inter-segment revenues(2)	79	(19)	18	79	(19)	(138)		-

Total revenues	370	1,182	29	99	(120)	(138)		1,422
Losses and loss adjustment	11	148	-	-	-	-		159
Operating	98	91	26	45	3	-		263
Interest	-	66	-	29	50	-		145
Expenses of consolidated VIEs	-	31	-	-	8	-		39
Inter-segment expenses(2)	59	100	7	7	47	(220)		-

Total expenses	168	436	33	81	108	(220)		606

Income (loss) before income taxes	$202	$746	$(4)	$18	$(228)	$82		$816

Identifiable assets	$7,120	$17,395	$46	$759	$3,205	$(6,230)	(3)	$22,295

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Total premiums earned:
United States	$109	$142	$215	$261
United Kingdom	9	10	17	18
Europe (excluding United Kingdom)	3	4	6	9
Internationally diversified	3	5	6	10
Central and South America	7	21	15	32
Asia	1	1	2	2
Other	2	3	4	6

Total	$134	$186	$265	$338

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

The following tables provide the results of the segments within the wind-down operations for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$6	$-	$-	$6
Net gains (losses) on financial instruments at fair value and foreign exchange	(12)	-	-	(12)
Revenues of consolidated VIEs	-	5	-	5
Inter-segment revenues(2)	-	(7)	7	-

Total revenues	(6)	(2)	7	(1)
Operating	1	-	-	1
Interest	20	-	-	20
Expenses of consolidated VIEs	-	2	-	2
Inter-segment expenses(2)	2	-	-	2

Total expenses	23	2	-	25

Income (loss) before income taxes	$(29)	$(4)	$7	$(26)

Identifiable assets	$1,638	$359	$12	$2,009

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Three Months Ended June 30, 2012
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$16	$-	$-	$16
Net gains (losses) on financial instruments at fair value and foreign exchange	(40)	-	-	(40)
Net investment losses related to other-than-temporary impairments	(2)	-	-	(2)
Revenues of consolidated VIEs	-	36	-	36
Inter-segment revenues(2)	(18)	(1)	(2)	(21)

Total revenues	(44)	35	(2)	(11)
Operating	3	-	-	3
Interest	23	-	-	23
Expenses of consolidated VIEs	-	4	-	4
Inter-segment expenses(2)	6	34	-	40

Total expenses	32	38	-	70

Income (loss) before income taxes	$(76)	$(3)	$(2)	$(81)

Identifiable assets	$2,439	$819	$(53)	$3,205

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

The following tables provide the results of the segments within the wind-down operations for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$15	$-	$-	$15
Net gains (losses) on financial instruments at fair value and foreign exchange	(9)	-	-	(9)
Net gains (losses) on extinguishment of debt	4	-	-	4
Revenues of consolidated VIEs	-	7	-	7
Inter-segment revenues(2)	(2)	(7)	7	(2)

Total revenues	8	-	7	15
Operating	1	-	-	1
Interest	40	-	-	40
Expenses of consolidated VIEs	-	4	-	4
Inter-segment expenses(2)	4	11	-	15

Total expenses	45	15	-	60

Income (loss) before income taxes	$(37)	$(15)	$7	$(45)

Identifiable assets	$1,638	$359	$12	$2,009

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Six Months Ended June 30, 2012
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$35	$-	$-	$35
Net gains (losses) on financial instruments at fair value and foreign exchange	(120)	-	-	(120)
Net investment losses related to other-than-temporary impairments	(56)	-	-	(56)
Revenues of consolidated VIEs	-	40	-	40
Inter-segment revenues(2)	(15)	(2)	(2)	(19)

Total revenues	(156)	38	(2)	(120)
Operating	3	-	-	3
Interest	50	-	-	50
Expenses of consolidated VIEs	-	8	-	8
Inter-segment expenses(2)	12	35	-	47

Total expenses	65	43	-	108

Income (loss) before income taxes	$(221)	$(5)	$(2)	$(228)

Identifiable assets	$2,439	$819	$(53)	$3,205

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options, warrants and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended June 30, 2013 and 2012, there were 26,762,203 and 28,737,819, respectively, of stock options and warrants outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. For the six months ended June 30, 2013 and 2012, there were 27,563,460 and 28,812,255, respectively, of stock options and warrants outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions except share and per share amounts	2013	2012	2013	2012
Net income (loss)	$(178)	$581	$(14)	$591
Basic weighted average shares(1)	193,104,610	193,926,953	193,810,351	193,700,328
Effect of common stock equivalents:
Stock options and warrants	-	1,014,280	-	1,063,289

Diluted weighted average shares	193,104,610	194,941,233	193,810,351	194,763,617

Net income (loss) per common share:
Basic	$(0.92)	$2.99	$(0.07)	$3.05

Diluted	$(0.92)	$2.98	$(0.07)	$3.03

(1) -	Includes 4,490,348 and 5,597,797 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the three months ended June 30, 2013 and 2012, respectively. Includes 5,303,456 and 5,400,564 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the six months ended June 30, 2013 and 2012, respectively.

Note 13: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the six months ended June 30, 2013:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Total
Balance, January 1, 2013	$43	$13	$56
Other comprehensive income before reclassifications	(88)	(39)	(127)
Amounts reclassified from AOCI	(15)	-	(15)

Net current period other comprehensive income (loss)	(103)	(39)	(142)

Balance, June 30, 2013	$(60)	$(26)	$(86)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Accumulated Other Comprehensive Income (continued)

The following table presents the details of the reclassifications from AOCI for the six months ended June 30, 2013:

In millions
Details about AOCI Components	Amounts Reclassified from AOCI	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gain on sale of securities	$26	Net gains (losses) on financial instruments at fair value and foreign exchange
Amortization on securities	(3)	Net investment income

	23	Income (loss) before income taxes
	8	Provision (benefit) for income taxes

Total reclassifications for the period	$15	Net income (loss)

Note 14: Commitments and Contingencies

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

MBIA Insurance Corp. v. Federal Deposit Insurance Corporation (in its corporate capacity and as conservator and receiver for IndyMac Federal Bank, F.S.B.);Civil Action No. 09-01011 (ABJ) (D.D.C.)

On March 8, 2013, the United States Court of Appeals for the D.C. Circuit affirmed the district court’s ruling dismissing MBIA Corp.’s amended complaint.

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)

On March 8, 2013, the defendants filed their answer to the amended complaint. On April 19, 2013, the court issued an order scheduling fact discovery to close by June 30, 2014.

MBIA Insurance Corp. v. J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc); Index No. 64676/2012 (N.Y. Sup. Ct., County of Westchester)

On November 7, 2012, J.P. Morgan Securities LLC withdrew its motion to dismiss and filed its answer on March 26, 2013.

MBIA Insurance Corp. v. Ally Financial Inc. (f/k/a GMAC, LLC) et al.; 12-cv-02563 SRN/TNL (D. Minn.)

This case is currently stayed.

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

Transformation Litigation

ABN AMRO Bank N.V. et al. v. Eric Dinallo et al.; Index no. 601846/09 (N.Y. Sup. Ct., N.Y. County)

On March 4, 2013, the court issued a decision dismissing the Article 78 proceeding. On April 2, 2013, the remaining plaintiffs filed a Notice of Appeal to the Appellate Division, First Department. In May of 2013, following the Bank of America and Societe Generale settlements, all plaintiffs in this matter dismissed their claims. Refer to “Note 1: Business Developments and Risks and Uncertainties” included herein for a description of the settlement agreements.

ABN AMRO Bank N.V. et al. v. MBIA Inc. et al.; Index No. 601475/2009 (N.Y. Sup. Ct., N.Y. County)

In May of 2013, following the Bank of America and Societe Generale settlements, all plaintiffs in this matter dismissed their claims. Refer to “Note 1: Business Developments and Risks and Uncertainties” included herein for a description of the settlement agreements.

Barclays Bank PLC., et al. v. Wrynn et al.; Index No. 651811/2010 (N.Y. Sup. Ct., N.Y. County)

In May of 2013, following the Bank of America and Societe Generale settlements, all plaintiffs in this matter dismissed their claims. Refer to “Note 1: Business Developments and Risks and Uncertainties” included herein for a description of the settlement agreements.

CQS ABS Master Fund Ltd., CQS Select ABS Master Fund Ltd., and CQS ABS Alpha Master Fund Ltd. v. MBIA Inc. et al.; Civil Action No. 12-cv-6840 (R.S.) (S.D.N.Y.)

On June 24, 2013, the court granted MBIA’s motion to disqualify the plaintiffs’ counsel, White & Case LLP.

Broadbill Partners LP, et al. v. MBIA Inc., et al.; Index No. 653865/2012 (N.Y. Sup. Ct., N.Y. County)

On June 6, 2013, the plaintiffs voluntarily dismissed the litigation without prejudice. A Stipulation of Discontinuance was filed on June 7, 2013.

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

City of Phoenix v. AMBAC et al., Case No. 2:10-cv-00555-TMB (D. Ariz.)

On June 4, 2013, the parties reached an agreement to resolve the City of Phoenix’s claims in this matter.

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

Note 15: Subsequent Events

Refer to “Note 14: Commitments and Contingencies” for information about legal proceedings that occurred after June 30, 2013.

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

The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•

the possibility that the Company will experience severe losses or liquidity needs due to increased deterioration in its insurance portfolios and in particular, due to the performance of insured credit default swaps that are backed by or reference commercial mortgage-backed securities (“CMBS”) pools and commercial real estate (“CRE”) collateralized debt obligations (“CDOs”), insured residential mortgage-backed securities (“RMBS”) transactions, and insured asset-backed security (“ABS”) CDOs;

•

uncertainty regarding whether the Company will realize, or will be delayed in realizing, insurance loss recoveries expected in disputes with sellers/servicers of RMBS transactions and excess spread at the levels recorded in its consolidated financial statements;

•	failure to implement our risk reduction and liquidity strategies because of an inability to draw on expected liquidity sources or obtain regulatory approvals;

•	the possibility that loss reserve estimates are not adequate to cover potential claims;

•	our ability to access capital and our exposure to significant fluctuations in liquidity and asset values within the global credit markets, in particular within our asset/liability products segment;

•

our ability to fully implement our strategic plan, including our ability to achieve high stable ratings for National Public Finance Guarantee Corporation (together with its subsidiaries, “National”) or any of our other insurance companies and our ability to commute certain of our insured exposures, including as a result of limited available liquidity;

•

the possibility of deterioration in the economic environment and financial markets in the United States (“U.S.”) or abroad, and adverse developments in European sovereign credit performance, real estate market performance, credit spreads, interest rates and foreign currency levels;

•	the possibility that severe fiscal stress will result in credit losses or impairments on obligations of state and local governments that we insure;

•

some municipalities are experiencing severe financial stress and, as a consequence, some issuers are considering filing for protection under Chapter 9 of the United States Bankruptcy Code. The outcome of a bankruptcy proceeding is unpredictable and could result in impairments of general obligation bonds;

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

The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part II, Item 1A of this Form 10-Q. In addition, refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a discussion of certain risks and uncertainties related to our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW

MBIA operates one of the largest financial guarantee insurance businesses in the industry and is a provider of asset management and advisory services. These activities are managed through three business segments: U.S. public finance insurance; structured finance and international insurance; and advisory services. Our U.S. public finance insurance business is primarily operated through National, our structured finance and international insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and our asset management and advisory services business is primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). Our asset management and advisory services business also consists of Trifinium Advisors (UK) Limited (“Trifinium”). We also manage certain business activities through our corporate, asset/liability products, and conduit segments. Our corporate segment includes revenues and expenses that arise from general corporate activities. Funding programs managed through our asset/liability products and conduit segments are in wind-down.

Recent Developments

Bank of America Settlement Agreement

In May of 2013, MBIA Inc., together with its subsidiaries MBIA Corp. and National, entered into a comprehensive settlement agreement and related agreements (the “BofA Settlement Agreement”) with Bank of America Corporation and certain of its subsidiaries (collectively, “Bank of America”). Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a discussion of the BofA Settlement Agreement. As a result of the BofA Settlement Agreement, the repayment of the remaining balance and accrued interest on MBIA Corp.’s secured loan from National (the “National Secured Loan”) and recent credit ratings upgrades, certain barriers to re-enter the bond insurance market have been removed and the Company is currently evaluating strategies for such re-entry into the U.S. public finance market.

Societe Generale Settlement

In May of 2013, the Company entered into an agreement with Societe Generale pursuant to which MBIA commuted $4.2 billion of gross insured exposure comprising ABS CDOs, structured CMBS pools and CRE CDOs. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a description of the settlement.

Residential Capital LLC Agreement

In May of 2013, the Company, the Consenting Claimants, Residential Capital LLC (“ResCap”) and Ally Financial Inc. (“Ally”), agreed to the terms of a comprehensive plan agreement to support ResCap’s Chapter 11 plan. The confirmation of ResCap’s Chapter 11 plan would resolve MBIA Corp.’s claims against the Residential Funding Company, LLC, GMAC Mortgage LLC and ResCap estates, and Ally. In June of 2013, the bankruptcy court issued a Memorandum Opinion approving the Plan Support Agreement (the “Plan”). The Plan is now subject to voting by creditors as well as a confirmation hearing by the bankruptcy court. There can be no assurance that the Plan will be confirmed. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the agreement.

Transformation Litigation

Subsequent to the BofA Settlement Agreement and the Societe Generale settlement, all litigation brought originally by the group of eighteen domestic and international financial institutions, relating to the establishment of National, has been resolved. Refer to “Note 14: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a description of this litigation.

Operating Cost Reductions

In order to better position the Company for future business opportunities, in July of 2013, we initiated cost reduction measures focused on our legal and consulting, staffing and head office occupancy costs. As a result, during July of 2013, we reduced our worldwide headcount as of June 30, 2013 by approximately 15%. Severance and other costs related to staff reductions will primarily be recorded in our results for the three months ending September 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

National

The Company intends to seek additional rating upgrades from the rating agencies and believes the current ratings of National do not fully represent the financial strength of National when compared with other similar companies in its industry, although the timing of any rating upgrades are uncertain. We expect National will gain market acceptance and become a competitive financial guarantor. National expects that the majority of its new business will be in the general obligation, tax-backed and other revenue bond sectors. The Company believes there is a significant amount of insurable bonds that have been issued unwrapped which the Company believes meet our underwriting criteria thus presenting attractive secondary market opportunities. In addition, the recent increase in interest rates and the continued issuance of new municipal debt will present attractive risk-adjusted business opportunities for National as it re-launches its business platform. National maintains underwriting criteria for most municipal risk types and expects opportunities for new business across the spectrum of municipal sectors. National’s business plan does not limit it to a particular sector or sectors.

As of June 30, 2013, National was rated A with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”) and Baa1 with a positive outlook by Moody’s Investors Service, Inc. (“Moody’s”). We expect to achieve high stable ratings for National that would be necessary to support writing new business, but there is no assurance that we will be able to achieve such ratings. The absence of S&P and Moody’s highest ratings has adversely impacted our ability to write new insurance business and the premiums we can charge.

While there are currently two bond insurers actively engaged in the market, one of which was recently established, we have observed other new competitors indicating an interest in entering the bond insurance market and continue to consider strategies for launch. We will continue to monitor the impact that new and existing market participants may have on our ability to compete in the U.S. public finance insurance market in the future.

Our U.S. public finance insured portfolio in National, continues to perform as expected. We did experience increased stress in this portfolio in the six months ended June 30, 2013 as a portion of the obligations that we insure were issued by some of the state and local governments that remain under extreme financial and budgetary stress. In addition, several of these local governments, including Jefferson County, Alabama, San Bernardino, California, Stockton, California, and Detroit, Michigan, have entered into Chapter 9 bankruptcy proceedings under the United States Bankruptcy Code. The financial stress on and bankruptcy proceeding actions taken by states and municipalities could lead to an increase in defaults on the payment of their obligations and losses or impairments on a greater number of our insured transactions.

MBIA Corp.

MBIA Corp.’s strategy for managing its CMBS pool and ABS CDO exposures has been commutations. MBIA Corp. believes that it continues to have sufficient capital and liquidity to meet all of its expected obligations. MBIA Corp.’s ability to commute insured transactions is limited by available liquidity. MBIA Corp.’s business and financial results have been significantly influenced by a number of factors including, but not limited to, the following. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a discussion of significant risks and uncertainties that could affect amounts reported in the Company’s financial statements in future periods.

•

Our expected liquidity and capital forecasts for MBIA Corp. for 2013, which include expected availability of draws under a $500 million three-year secured revolving credit agreement with Blue Ridge Investments, L.L.C. (“Blue Ridge”), an affiliate of Bank of America (the “Blue Ridge Secured Loan”) and expected recoveries from the ResCap agreement, reflect adequate resources to pay expected claims. However, there are risks to these forecasts, as the amount and timing of potential claims from our second-lien RMBS and remaining insured CMBS pools are potentially volatile, as are the projected collections of excess spread and the remaining put-back recoverables. Further, the remaining insured portfolio, aside from these exposures, could deteriorate and result in loss reserves and claim payments. While we believe MBIA Corp. will have adequate resources to pay expected claims, if MBIA Corp. experiences higher than expected claim payments or is unable to commute the remaining exposures that represent substantial risk to the Company, MBIA Corp. may ultimately have insufficient resources to continue to pay claims, which could cause the New York State Department of Financial Services (“NYSDFS”) to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding.

•

For the six months ended June 30, 2013, we estimated an additional $361 million of credit losses and loss adjustment expense (“LAE”) related to our insured CMBS exposure. This additional amount reflects the deterioration within some transactions. We have recorded additional impairments on our insured CMBS portfolio every quarter since the beginning of 2010 as actual deterioration has been more than expected during that time period. It is possible that we will experience severe losses or near-term liquidity needs due to increased deterioration in our insured CMBS portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

•

During the six months ended June 30, 2013, MBIA Corp. commuted $19.9 billion of gross insured exposure, primarily comprising structured CMBS pools, investment grade CDOs, ABS CDOs, first-lien subprime RMBS, high yield corporate CDOs, CRE CDOs, structured insurance securities and first-lien alternative A-paper RMBS. In consideration for the commutation of insured transactions, the Company has made and may in the future make payments to the counterparties, the amounts of which, if any, may be less than or greater than any statutory loss reserves established for the respective transactions. The Company enters into commutations in the ordinary course of its business and generally does not intend to make contemporaneous disclosures regarding any such transactions regardless of the amounts paid to effect such commutations in relation to the statutory loss reserves established for the respective transactions. The Company’s ability to commute insured transactions is limited by available liquidity, including the availability of the Blue Ridge Secured Loan, other available financing structures and expected put-back recoveries, and commutations may be subject to regulatory approval by the NYSDFS and/or the United Kingdom’s Prudential Regulation Authority. There can be no assurance that the Company will be able to fund further commutations by borrowing or otherwise or that it will be able to obtain required regulatory approvals.

Economic and Financial Market Trends

We believe the first half of 2013 continued to show modest improvements in the U.S. economy. Despite the automatic spending cuts from sequestration, the increase in gasoline prices and higher payroll taxes, consumer confidence remained relatively strong particularly in the housing and automobile sectors. Although there was a slight uptick in the unemployment rate in the second quarter of 2013, it still remains close to its lowest levels in over four years. The improving labor market should help to increase personal incomes. The strong consumer confidence and recent speculation that the Federal Reserve may rein in their quantitative easing programs have led to a rise in interest rates. Information concerning our interest rate sensitivity appears in Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk”. Europe remains in a recession with continued high unemployment rates. Prolonged debt and budget issues and related austerity programs suggest that it may be some time before Europe returns to financial stability. While we believe confidence in the U.S. economy should continue to grow throughout the rest of 2013, sustained job growth and resolution of fiscal policies in Washington are paramount to a complete recovery. MBIA’s business outlook should be viewed against this backdrop since these are some of the key economic conditions which, together with realized losses on insured credit derivatives and the volatility of unrealized gains and losses on our insured credit derivatives, significantly impact our financial results.

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

For the three months ended June 30, 2013, we recorded a consolidated net loss of $178 million or $0.92 per diluted share compared with consolidated net income of $581 million, or $2.98 per diluted share for the same period of 2012.

For the six months ended June 30, 2013, we recorded a consolidated net loss of $14 million or $0.07 per diluted share compared with consolidated net income of $591 million or $3.03 per diluted share, for the same period of 2012.

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

For the three months ended June 30, 2013, consolidated adjusted pre-tax loss was $160 million compared with an adjusted pre-tax loss of $152 million for the same period of 2012.

For the six months ended June 30, 2013, consolidated adjusted pre-tax loss was $180 million compared with an adjusted pre-tax loss of $700 million for the same period of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Our consolidated shareholders’ equity was $3.0 billion as of June 30, 2013 compared with $3.2 billion as of December 31, 2012. The decrease was primarily the result of unrealized losses on available-for-sale securities that are recorded in “Accumulated other comprehensive loss” on the Company’s consolidated balance sheets. Our consolidated book value per share as of June 30, 2013 was $15.63 compared with $16.22 as of December 31, 2012.

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

As of June 30, 2013, ABV per share was $29.42, down from $30.68 as of December 31, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except for per share amounts	2013	2012	2013	2012
Total revenues	$112	$1,039	$331	$1,422
Total expenses	376	244	380	606

Pre-tax income (loss)	(264)	795	(49)	816
Provision (benefit) for income taxes	(86)	214	(35)	225

Net income (loss)	$(178)	$581	$(14)	$591

Net income (loss) per common share:
Basic	$(0.92)	$2.99	$(0.07)	$3.05
Diluted	$(0.92)	$2.98	$(0.07)	$3.03

For the three months ended June 30, 2013, we recorded a consolidated net loss of $178 million, or $0.92 per diluted common share, compared with consolidated net income of $581 million, or $2.98 per diluted common share, for the same period of 2012. Weighted average diluted common shares outstanding totaled 193 million and 195 million for the three months ended June 30, 2013 and 2012, respectively. Consolidated total revenues for the three months ended June 30, 2013 included $182 million of net losses on insured derivatives compared with $775 million of net gains for the same period of 2012. The net losses on insured derivatives in 2013 were principally the result of favorable changes in the market perception of MBIA Corp.’s credit risk, partially offset by commuting derivatives at prices below fair value. The net gains on insured derivatives in 2012 were principally due to the effects of MBIA’s nonperformance risk on its derivative liabilities which resulted from a widening of its own credit spreads, a reduction in the Company’s recovery rates and the result of commuting derivatives at prices below fair value. Consolidated total expenses for the three months ended June 30, 2013 included $188 million of net insurance loss and LAE compared with $62 million for the same period of 2012. The increase in net insurance loss and LAE in 2013 when compared to 2012 was principally related to increases in losses from general obligation issues and a decrease in recoveries of actual and expected payments related to insured CMBS transactions.

For the six months ended June 30, 2013, we recorded a consolidated net loss of $14 million, or $0.07 per diluted common share, compared with consolidated net income of $591 million, or $3.03 per diluted common share, for the same period of 2012. Weighted average diluted common shares outstanding totaled 194 million and 195 million for the six months ended June 30, 2013 and 2012, respectively. Consolidated total revenues for the six months ended June 30, 2013 included $243 million of net losses on insured derivatives compared with $1.1 billion of net gains for the same period of 2012. The net losses on insured derivatives in 2013 were principally the result of favorable changes in the market perception of MBIA Corp.’s credit risk, partially offset by commuting derivatives at prices below fair value and a decline in the weighted average life on transactions. The net gains on insured derivatives in 2012 were principally the result of commuting derivatives at prices below fair value, the effects of MBIA’s nonperformance risk on its derivative liabilities which resulted from a widening of its own credit spreads and a reduction in the Company’s recovery rate, and favorable movements in spreads and pricing on collateral within transactions. Consolidated total expenses for the six months ended June 30, 2013 included a benefit of $6 million of net insurance loss and LAE compared with an expense of $159 million for the same period of 2012. The decrease in net insurance loss and LAE in 2013 when compared to 2012 was principally related to increases in recoveries of actual and expected payments related to insured second-lien RMBS transactions. In addition, consolidated total expenses for the six months ended June 30, 2013 included an increase in operating expenses of approximately $87 million related to settlement, consulting and legal expenses associated with the resolution of litigation matters with Bank of America, Societe Generale and Flagstar Bank.

Included in our consolidated net income for the three months ended June 30, 2013 was $79 million of income before income taxes related to consolidated VIEs, after the elimination of intercompany revenues and expenses, compared with $2 million of losses before income taxes for the same period of 2012. Included in our consolidated net income for the six months ended June 30, 2013 was $112 million of income before income taxes related to consolidated VIEs, after the elimination of intercompany revenues and expenses, compared with $33 million of losses before income taxes for the same period of 2012. The net effect of consolidated VIEs on our financial results will vary over time as VIEs are consolidated or deconsolidated by the Company, and as the values of consolidated VIE assets and liabilities change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

European Sovereign Debt Exposure

Uncertainties regarding the European sovereign debt crisis have affected the global economy. Outside the U.S., financial guarantee insurance has been used by issuers of sovereign-related and sub-sovereign bonds, structured finance securities, utility debt and financing for public purpose projects, among others. MBIA does not insure any direct European sovereign debt. However, we do insure both structured finance and public finance obligations in select international markets. MBIA’s indirect European sovereign insured debt exposure totaled $7.7 billion as of June 30, 2013 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned entities that are supported by a sovereign state, region or department. Of the $7.7 billion of insured gross par outstanding, $785 million, $601 million, and $249 million related to Spain, Portugal, and Ireland, respectively. The remaining $6.1 billion was related to the United Kingdom. We closely monitor our existing insured European portfolios on an ongoing basis. We consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. We also monitor local accounting, regulatory and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. The Company has an immaterial amount of direct and indirect European sovereign debt holdings included in its investment portfolios. A default by one or more sovereign issuers could have an adverse effect on our insured debt exposures.

Adjusted Pre-Tax Income

The following table presents our consolidated adjusted pre-tax income (loss) (a non-GAAP measure) and provides a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Adjusted pre-tax income (loss)	$(160)	$(152)	$(180)	$(700)
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	(20)	29	(2)	33
Mark-to-market gains (losses) on insured credit derivatives	1,350	1,203	1,277	1,506
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	1,434	285	1,144	23

Pre-tax income (loss)	$(264)	$795	$(49)	$816

For the three months ended June 30, 2013, our consolidated adjusted pre-tax loss increased slightly when compared with the same period of 2012 primarily as a result of decreases in premiums earned and revenues from consolidated VIEs as a result of deconsolidating VIEs during the three months ended June 30, 2013. This increase was partially offset by decreases in impairments on insured credit derivatives and insurance losses and LAE.

For the six months ended June 30, 2013, our consolidated adjusted pre-tax loss decreased compared with the same period of 2012 primarily as a result of a decrease in insurance losses and LAE, net gains from the sale of investments, the absence of net investment losses related to other-than-temporary impairments and a decrease in impairments on credit derivatives. These changes were partially offset by lower premiums earned and lower net investment income. In addition, our consolidated adjusted pre-tax loss for the six months ended June 30, 2013 included an increase in operating expenses of approximately $87 million related to settlement, consulting and legal expenses associated with the resolution of litigation matters with Bank of America, Societe Generale and Flagstar Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Adjusted Book Value

As of June 30, 2013, ABV per share (a non-GAAP measure) was $29.28, down from $30.68 as of December 31, 2012. The decrease in ABV per share was primarily driven by insurance losses and credit impairments, a decline in future installment premiums related to insured credit derivatives that were commuted during the period and an increase in operating expenses.

The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In millions except share and per share amounts	As of June 30, 2013	As of December 31, 2012
Total shareholders’ equity of MBIA Inc.	$3,016	$3,173
Common shares outstanding	192,967,369	195,671,509
Book value per share	$15.63	$16.22
Adjustments for items included in book value per share (after-tax):
Cumulative net loss from consolidating certain VIEs(1)	0.83	0.59
Cumulative unrealized loss on insured credit derivatives	5.54	9.70
Net unrealized (gains) losses included in other comprehensive income	(0.03)	(0.47)
Adjustments for items not included in book value per share (after-tax):
Net unearned premium revenue(2)(3)	9.04	9.92
Present value of insured derivative installment revenue(4)	0.27	0.60
Cumulative impairments on insured credit derivatives(4)	(1.04)	(4.85)
Deferred acquisition costs	(0.96)	(1.03)

Total adjustments per share	13.65	14.46

Adjusted book value per share	$29.28	$30.68

(1) -	Represents the impact on book value per share of consolidated VIEs that are not considered a business enterprise of the Company.

(2) -	Consists of financial guarantee premiums and fees.

(3) -	The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

(4) -	The discount rate on insured derivative installment revenue and impairments was 5% as of June 30, 2013 and December 31, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2013	2012	Change	2013	2012	Change
Net premiums earned	$102	$130	-22%	$205	$236	-13%
Net investment income	35	56	-38%	84	110	-24%
Fees and reimbursements	1	2	-50%	3	3	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	(2)	11	-118%	30	21	43%

Total revenues	136	199	-32%	322	370	-13%

Losses and loss adjustment	66	(3)	n/m	70	11	n/m
Amortization of deferred acquisition costs	21	26	-19%	43	49	-12%
Operating	35	28	25%	53	108	-51%

Total expenses	122	51	139%	166	168	-1%

Pre-tax income	$14	$148	-91%	$156	$202	-23%

n/m - Percent change not meaningful.

For the three and six months ended June 30, 2013 and 2012, we did not write a meaningful amount of U.S. public finance insurance. The lack of insurance writings in our U.S. public finance segment reflects the insurance financial strength credit ratings assigned to National by major ratings agencies and the impact of litigation over the formation of National in 2009. Subsequent to the BofA Settlement Agreement and the Societe Generale settlement, all litigation brought originally by the group of eighteen domestic and international financial institutions relating to the establishment of National has been resolved. In addition, during the second quarter of 2013, the National Secured Loan was repaid in full and S&P upgraded National’s rating twice. On May 8, 2013, S&P upgraded National’s rating to BBB from BB with a credit watch positive outlook. On May 10, 2013, S&P upgraded National’s rating to A from BBB with a stable outlook. On May 21, 2013, Moody’s upgraded National’s rating to Baa1 from Baa2 with a positive outlook. The timing of any future upgrades is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation. We do not expect to write a material amount of new business prior to an upgrade of our insurance financial strength ratings, but certain barriers to re-enter the bond insurance market have been removed and the Company is currently evaluating strategies for such re-entry into the U.S. public finance market.

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. For the three months ended June 30, 2013, U.S. public finance net premiums earned were $102 million compared with $130 million for the same period of 2012. The decrease in 2013 resulted from a decrease in refunded premiums earned of $24 million and a decrease of $4 million in scheduled premiums earned. For the six months ended June 30, 2013, U.S. public finance net premiums earned were $205 million compared with $236 million for the same period of 2012. The decrease in 2013 resulted from a decrease in refunded premiums earned of $24 million and a decrease in scheduled premiums earned of $7 million. Scheduled premium earnings declined due to the maturity of insured issues within our U.S. public finance portfolio with no material new insurance writings. Additionally, refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of premiums that would have been earned in the current period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET INVESTMENT INCOME The decrease in net investment income for the three and six months ended June 30, 2013 compared with the same periods of 2012 was primarily due to a higher balance in lower yielding short-term assets generated from the repayment of the National Secured Loan in May of 2013, and a decrease in the notional value of our simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) with our asset/liability products segment. The interest income on the National Secured Loan for the three months ended June 30, 2013 totaled $12 million compared with $26 million for the same period of 2012. For the six months ended June 30, 2013 the interest income totaled $41 million compared with $46 million for the same period of 2012. In connection with the BofA Settlement Agreement, MBIA Corp. repaid the remaining outstanding balance and accrued interest on the National Secured Loan in May of 2013. Refer to the “Liquidity” section included herein for additional information about the National Secured Loan and the Asset Swap agreements.

Investment asset balances at amortized cost as of June 30, 2013 and December 31, 2012 are presented in the following table:

	June 30, 2013		December 31, 2012
In millions	Investments at Amortized Cost	Pre-tax Yield(1)	Investments at Amortized Cost	Pre-tax Yield(1)
Fixed-income securities:
Tax-exempt	$366	3.89%	$417	3.98%
Taxable	2,711	3.00%	2,378	2.98%
Short-term	1,555	0.08%	204	1.17%

Total fixed-income	4,632	2.09%	2,999	2.99%
Secured loan to an affiliate	-		1,652
Other	15		16

Total	$4,647		$4,667

(1) - Estimated yield-to-maturity.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The decrease in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended June 30, 2013 compared with the same period of 2012 was primarily due to a decline in net realized gains from the sales of securities from the ongoing management of our U.S. public finance insurance investment portfolio and losses from fair valuing financial instruments. The increase in net gains (losses) on financial instruments at fair value and foreign exchange for the six months ended June 30, 2013 compared with the same period of 2012 was principally due to an increase in net realized gains from the sales of securities from the ongoing management of our U.S. public finance insurance investment portfolio.

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

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2013	2012	Change	2013	2012	Change
Loss and LAE related to actual and expected payments	$105	$45	133%	$110	$67	64%
Recoveries of actual and expected payments	(38)	(48)	-21%	(39)	(56)	-30%

Gross losses incurred	67	(3)	n/m	71	11	n/m
Reinsurance	(1)	-	n/m	(1)	-	n/m

Losses and loss adjustment expenses	$66	$(3)	n/m	$70	$11	n/m

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three and six months ended June 30, 2013 and 2012, losses and LAE primarily related to certain general obligation bonds. Certain local governments remain under extreme financial and budgetary stress and several have filed for protection under the United States Bankruptcy Code, or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of our insured transactions. We continue to monitor and analyze these situations very closely, however the overall extent and duration of these events is uncertain.

The following tables present information about our U.S. public finance insurance loss and LAE reserves and recoverables as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,	Percent
In millions	2013	2012	Change
Gross loss and LAE reserves	$363	$267	36%
Expected recoveries on unpaid losses	(138)	(108)	28%

Loss and LAE reserves	$225	$159	42%

Insurance loss recoverable	$178	$256	-30%
Insurance loss recoverable-ceded(1)	$5	$7	-29%
Reinsurance recoverable on paid and unpaid losses	$7	$8	-13%

(1) - Reported within “Other liabilities” on our consolidated balance sheets.

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. As of June 30, 2013 and 2012, loss and LAE reserves comprised the following:

$ in millions	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Gross of reinsurance:
Issues with defaults	7	9	$137	$141	$728	$749
Issues without defaults	11	9	88	18	244	113

Total gross of reinsurance	18	18	$225	$159	$972	$862

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

On July 9, 2013, the Company and the Pennsylvania Higher Educational Facilities Authority gave direction to the trustee under each of the indentures for the three Allegheny Health, Education and Research Foundation Bond series to exercise the right of optional redemption at par plus accrued interest. These bonds are expected to be redeemed during the third quarter of 2013, at which time the insurance policies will be returned to National and $118 million of gross insured par will be eliminated.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and six months ended June 30, 2013 and 2012 are presented in the following table:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2013	2012	Change	2013	2012	Change
Gross expenses	$35	$28	25%	$53	$109	-51%

Amortization of deferred acquisition costs	$21	$26	-19%	$43	$49	-12%
Operating	35	28	25%	53	108	-51%

Total insurance operating expenses	$56	$54	4%	$96	$157	-39%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for the three months ended June 30, 2013 compared with the same period of 2012 primarily due to an increase in consulting fees partially offset by decreases in legal and litigation related costs. Gross expenses decreased for the six months ended June 30, 2013 compared with the same period of 2012 as a result of decreases in legal and litigation related costs partially offset by an increase in consulting fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Operating expenses increased for the three months ended June 30, 2013 compared with the same period of 2012 and decreased for the six months ended June 30, 2013 compared with the same period of 2012 as a result of changes in gross expenses. We did not defer a material amount of policy acquisition costs during 2013 or 2012.

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

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of June 30, 2013 and December 31, 2012. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	June 30, 2013		December 31, 2012
Rating	Amount	%	Amount	%
AAA	$16,794	5.4%	$18,518	5.5%
AA	148,921	48.2%	162,504	48.2%
A	113,999	36.9%	122,743	36.4%
BBB	26,402	8.6%	30,496	9.0%
Below investment grade	2,612	0.9%	2,853	0.9%

Total	$308,728	100.0%	$337,114	100.0%

The credit quality distribution of our U.S. public finance insurance exposure as of June 30, 2013 remained relatively consistent with December 31, 2012. Total U.S. public finance insurance gross par outstanding rated A or above, before giving effect to National’s guarantee, was approximately 90% and gross par outstanding rated below investment grade, before giving effect to National’s guarantee, was less than 1% as of June 30, 2013 and December 31, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our structured finance and international insurance segment results for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2013	2012	Change	2013	2012	Change
Net premiums earned	$35	$59	-41%	$71	$105	-32%
Net investment income	4	6	-33%	9	14	-36%
Fees and reimbursements	23	41	-44%	47	66	-29%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(1,532)	(428)	n/m	(1,520)	(432)	n/m
Unrealized gains (losses) on insured derivatives	1,350	1,203	12%	1,277	1,506	-15%

Net change in fair value of insured derivatives	(182)	775	-123%	(243)	1,074	-123%
Net gains (losses) on financial instruments at fair value and foreign exchange	12	(14)	n/m	34	3	n/m
Net investment losses related to other-than-temporary impairments	-	(2)	-100%	-	(41)	-100%
Other net realized gains (losses)	-	-	-%	-	1	-100%
Revenues of consolidated VIEs:
Net investment income	12	14	-14%	25	27	-7%
Net gains (losses) on financial instruments at fair value and foreign exchange	73	(36)	n/m	104	(67)	n/m
Other net realized gains (losses)	1	-	n/m	1	-	n/m

Total revenues	(22)	843	-103%	48	1,182	-96%

Losses and loss adjustment	122	65	88%	(76)	148	n/m
Amortization of deferred acquisition costs	24	31	-23%	57	57	-%
Operating	35	28	25%	61	85	-28%
Interest	41	59	-31%	99	113	-12%
Expenses of consolidated VIEs:
Operating	2	4	-50%	7	11	-36%
Interest	10	11	-9%	20	22	-9%

Total expenses	234	198	18%	168	436	-61%

Pre-tax income (loss)	$(256)	$645	-140%	$(120)	$746	-116%

n/m - Percent change not meaningful.

For the three and six months ended June 30, 2013 and 2012, we did not write a meaningful amount of structured finance and international insurance. As of June 30, 2013, MBIA Corp.’s total insured gross par outstanding was $85.7 billion. Since December 31 2007, our total gross par outstanding has decreased approximately 74% from $331.2 billion. The lack of insurance writings in our structured finance and international insurance segment reflects the insurance financial strength credit ratings assigned to MBIA Corp. by the major ratings agencies. The Company does not expect to write a material amount of new business prior to an upgrade of the insurance financial strength ratings of MBIA Corp. and market acceptance that such ratings will be stable in the future. In May of 2013, S&P upgraded MBIA Insurance Corporation’s rating to B with a stable outlook from CCC with a negative outlook. Also in May of 2013, Moody’s upgraded MBIA Insurance Corporation’s rating to B3 with a positive outlook from Caa2 with a review for downgrade. The timing of any future upgrades is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation. Pre-tax income (loss) in each of the periods included in the preceding table was primarily driven by changes in the fair value of our insured credit derivatives, which reflects changes in the market perception of MBIA Corp.’s credit risk.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the adjusted pre-tax income (loss) of our structured finance and international insurance segment, and a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2013	2012		2013	2012
Adjusted pre-tax income (loss)	$(93)	$(300)	-69%	$(190)	$(746)	-75%
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	(79)	27	n/m	(63)	9	n/m
Mark-to-market gain (loss) on insured credit derivatives	1,350	1,203	12%	1,277	1,506	-15%
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	1,434	285	n/m	1,144	23	n/m

Pre-tax income (loss)	$(256)	$645	-140%	$(120)	$746	-116%

n/m - Percent change not meaningful.

Adjusted pre-tax loss for the three months ended June 30, 2013 decreased when compared with the same period of 2012 principally due to decreases in financial guarantee insurance losses and LAE, impairments on insured credit derivatives, and interest expense from the National Secured Loan, which was repaid in full in May of 2013.

Adjusted pre-tax loss for the six months ended June 30, 2013 decreased compared with the same period of 2012 principally due to a decrease in financial guarantee insurance losses, increase in gains on sales of investments, a decrease on impairments on insured credit derivatives, and the absence of net investment losses related to other-than-temporary impairments.

NET PREMIUMS EARNED Our structured finance and international insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts and insured derivative contracts, and certain of those premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned by type of insurance contract for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Net premiums earned:
Financial guarantee contracts	$35	$59	$71	$105
Insured derivative contracts(1)	10	14	22	30
VIEs (eliminated in consolidation)	4	2	7	8

Total net premiums earned	$49	$75	$100	$143

(1) -	Premiums related to insured derivatives are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations.

Net premiums earned on non-derivative financial guarantee contracts for the three and six months ended June 30, 2013 and 2012 are presented in the following table. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2013	2012		2013	2012
Net premiums earned:
U.S.	$13	$18	-28%	$26	$36	-28%
Non-U.S.	22	41	-46%	45	69	-35%

Total net premiums earned	$35	$59	-41%	$71	$105	-32%

Structured finance and international net premiums earned decreased for the three and six months ended June 30, 2013 compared with the same periods of 2012 due to the maturity and early settlement of insured transactions with no material writings of new insurance policies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET INVESTMENT INCOME The decrease in net investment income for the three and six months ended June 30, 2013 compared with the same periods of 2012 was primarily due to declining average asset balances in 2013 due to sales of investments to fund claim and commutation payments.

Investment asset balances at amortized cost as of June 30, 2013 and December 31, 2012 are presented in the following table:

	June 30, 2013		December 31, 2012
In millions	Investments at Amortized Cost	Pre-tax Yield(1)	Investments at Amortized Cost	Pre-tax Yield(1)
Fixed-income securities:
Taxable	$312	2.06%	$725	1.60%
Short-term	220	1.21%	160	1.38%

Total fixed-income	532	1.71%	885	1.56%
Other	2		1

Total	$534		$886

(1) - Estimated yield-to-maturity.

FEES AND REIMBURSEMENTS The decrease in fees and reimbursements for the three and six months ended June 30, 2013 compared with the same periods of 2012 was primarily due to a decrease in waiver and consent fees related to the ongoing management of our structured finance and international insurance business.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums and fees earned related to derivatives and the components of the net change in fair value of insured derivatives for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2013	2012		2013	2012
Net premiums and fees earned on insured derivatives	$10	$15	-33%	$23	$31	-26%
Realized gains (losses) on insured derivatives	(1,542)	(443)	n/m	(1,543)	(463)	n/m

Realized gains (losses) and other settlements on insured derivatives	(1,532)	(428)	n/m	(1,520)	(432)	n/m
Unrealized gains (losses) on insured derivatives	1,350	1,203	12%	1,277	1,506	-15%

Net change in fair value of insured derivatives	$(182)	$775	-123%	$(243)	$1,074	-123%

n/m - Percent change not meaningful.

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the three and six months ended June 30, 2013 and 2012, realized losses on insured derivatives resulted primarily from settlements and claim payments on CMBS and ABS transactions.

For the three months ended June 30, 2013, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations partially offset by the effects of MBIA’s nonperformance risk on its derivative liabilities. For the three months ended June 30, 2012, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations and the effects of MBIA’s nonperformance risk on its derivative liabilities.

For the six months ended June 30, 2013, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations and the changes in weighted average lives on transactions partially offset by the effects of MBIA’s nonperformance risk on its derivative liabilities. For the six months ended June 30, 2012, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations, the effects of MBIA’s nonperformance risk on its derivative liabilities and the result of favorable movements in spreads and pricing on collateral within transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of June 30, 2013, MBIA Corp.’s five year CDS cost was 8.38% upfront plus 5% per annum compared with 35.06% upfront plus 5% per annum as of June 30, 2012. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from -0.06% upfront plus 5% per annum to 13.50% upfront plus 5% per annum as of June 30, 2013. As of June 30, 2012, those costs ranged from 15.25% upfront plus 5% per annum to 37.38% upfront plus 5% per annum.

As of June 30, 2013, we had $26.9 billion of gross par outstanding on insured credit derivatives compared with $45.0 billion and $47.5 billion as of March 31, 2013 and December 31, 2012, respectively. The decrease in gross par outstanding was primarily due to contractual terminations, amortizations and maturities. During the three months ended June 30, 2013, 28 insured issues, representing $18.0 billion in gross par outstanding, either matured, contractually settled or were agreed to be contractually settled prior to maturity. During the six months ended June 30, 2013, 33 insured issues, representing $20.3 billion in gross par outstanding, either matured, contractually settled or were agreed to be contractually settled prior to maturity.

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles as our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent actual payments plus the present values of our estimates of expected future claim payments, net of expected future recoveries. MBIA Insurance Corporation’s expected future claim payments were discounted using a rate of 5.72%, the same rate used to calculate its statutory loss reserves as of June 30, 2013. We estimated that additional credit impairments on insured derivatives (excluding LAE) for the six months ended June 30, 2013 were $395 million across 11 CDO insured issues. Beginning with the fourth quarter of 2007 through June 30, 2013, total credit impairments on insured derivatives were estimated at $6.0 billion across 73 insured CDO issues, inclusive of 70 insured issues for which we made settlement and claim payments of $5.7 billion, net of reinsurance and collections. Accordingly, we expect to realize additional net losses of $283 million. Refer to the following “Loss and Loss Adjustment Expenses” section for additional information about credit impairments on insured derivatives.

Our estimate of credit impairments, a non-GAAP measure, may differ from the fair values recorded in our consolidated financial statements. The Company believes its disclosure of credit impairments on insured derivatives provides additional meaningful information about potential realized losses on these contracts. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments. In the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse before or at the maturity of the contracts. Contracts also may be settled prior to maturity at amounts that may be more or less than their recorded fair values. Those settlements can result in realized gains or losses, and will result in the reversal of unrealized gains or losses. The Company is not required to post collateral to counterparties of these contracts. Refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarterly period year ended June 30, 2013 for information on legislative changes that could require collateral posting by MBIA Corp. notwithstanding the contract terms.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The increase in net gains (losses) on financial instruments at fair value and foreign exchange for the three and six months ended June 30, 2013 when compared with the same periods of 2012 was primarily due to net realized gains from the sales of securities and a decline in losses from foreign exchange.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to other-than-temporary impairments for the three and six months ended June 30, 2012 were primarily related to one impaired security that was written down to its fair value as it was our intent to sell the security before an expected recovery of fair value to its amortized cost. Refer to the “Liquidity” section included herein for additional information about impaired investments.

REVENUES OF CONSOLIDATED VIEs For the three months ended June 30, 2013, total revenues of consolidated VIEs were $86 million compared with losses of $22 million for the same period of 2012. The increase in revenues of consolidated VIEs for the three months ended June 30, 2013 when compared to the same period of 2012 was primarily related to an increase in net gains as a result of an increase in second-lien RMBS put-back claims for ineligible mortgage loans. For the six months ended June 30, 2013, total revenues of consolidated VIEs were $130 million compared with a loss of $40 million for the same period of 2012. The increase in revenues of consolidated VIEs for the six months ended June 30, 2013 when compared to the same period of 2012 was primarily related to an increase in net gains as a result of an increase of second-lien RMBS put-back claims in ineligible mortgage loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

LOSS AND LOSS ADJUSTMENT EXPENSES MBIA’s insured portfolio management group within its structured finance and international insurance business is responsible for monitoring structured finance and international insured obligations. The level and frequency of monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If we identify concerns with respect to the performance of an insured issue we may designate such insured issue as “Caution List-Low,” “Caution List-Medium,” “Caution List-High,” or “Classified” depending on the likelihood of a loss. We establish case basis reserves in connection with insured issues designated as Classified credits.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following tables present the aggregate loss and LAE reserves and insurance loss recoverables as of June 30, 2013 and December 31, 2012, and the aggregate change in the discounted values of net payments expected to be made on all insurance contracts for the three and six months ended June 30, 2013 and 2012:

Aggregate Losses and LAE Roll Forward

In millions	Financial Guarantee Insurance(1)	Financial Guarantee Insurance Related to VIEs(2)	Insurance Credit Derivative Impairments and LAE(3)	Reinsurance(4)	Total(5)
Gross loss and LAE reserves as of December 31, 2012	$694	$293	$1,458	$(7)	$2,438
Gross insurance loss recoverable as of December 31, 2012	(3,392)	(1,338)	(31)	6	(4,755)

Total reserves (recoverable) as of December 31, 2012	(2,698)	(1,045)	1,427	(1)	(2,317)
Ceded reserves	(1)	-	-	1	-

Net reserves as of December 31, 2012	(2,699)	(1,045)	1,427	-	(2,317)
Total aggregate losses and LAE incurred	(76)	(95)	395	-	224
(Payments) collections and other	2,594	67	(1,538)	-	1,123

Net reserves as of June 30, 2013	(181)	(1,073)	284	-	(970)
Ceded reserves	1	-	-	(1)	-

Total reserves (recoverable) as of June 30, 2013	$(180)	$(1,073)	$284	$(1)	$(970)

Gross loss and LAE reserves as of June 30, 2013	$549	$249	$314	$(7)	$1,105
Gross insurance loss recoverable as of June 30, 2013	(729)	(1,322)	(30)	6	(2,075)

Total reserves (recoverable) as of June 30, 2013	$(180)	$(1,073)	$284	$(1)	$(970)

(1) -	Included in “Losses and loss adjustment,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated financial statements.

(2) -	Represents loss expense, reserves and insurance loss recoverable eliminated upon the consolidation of insured VIEs.

(3) -	Represents statutory losses and LAE and recoveries for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations and the fair value of these contracts are recorded in “Derivative Liabilities” on the Company’s consolidated balance sheets.

(4) -	Represents “Losses and loss adjustment,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated financial statements and are ceded to third-party reinsurers under insurance contracts. As of June 30, 2013 and December 31, 2012, there was a $1 million receivable related to insured credit derivative impairments and LAE reinsurance.

(5) -	Represents totals after ceding to third-party reinsurers under insurance contracts.

Aggregate Losses and LAE (change in discounted values of net payments)

	For the Three Months Ended June 30, 2013
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Change in actual and expected payments	$25	$10	$(37)	$96	$102	$196
Change in actual and expected salvage	(68)	(1)	(3)	(17)	19	(70)

Total aggregate losses and LAE	$(43)	$9	$(40)	$79	$121	$126

(1) - Includes HELOC loans and CES.

(2) - Primarily represents a toll road transaction and high-yield corporate CDOs.

	For the Three Months Ended June 30, 2012
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Change in actual and expected payments	$41	$61	$2	$175	$5	$284
Change in actual and expected salvage	26	(3)	(2)	(4)	5	22

Total aggregate losses and LAE	$67	$58	$-	$171	$10	$306

(1) - Includes HELOC loans and CES.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Aggregate Losses and LAE (change in discounted values of net payments)

	For the Six Months Ended June 30, 2013
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Change in actual and expected payments	$134	$(2)	$(80)	$381	$92	$525
Change in actual and expected salvage	(323)	(5)	2	(20)	45	(301)

Total aggregate losses and LAE	$(189)	$(7)	$(78)	$361	$137	$224

(1) - Includes HELOC loans and CES.

(2) - Primarily represents a toll road transaction and high-yield corporate CDOs.

	For the Six Months Ended June 30, 2012
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Change in actual and expected payments	$206	$56	$(43)	$470	$7	$696
Change in actual and expected salvage	(5)	2	13	(4)	6	12

Total aggregate losses and LAE	$201	$58	$(30)	$466	$13	$708

(1) - Includes HELOC loans and CES.

The decrease in total aggregate losses and LAE for the three months ended June 30, 2013 compared with the same period of 2012 was primarily due to lower expected future payments on CMBS, first-lien RMBS and ABS CDOs exposures. The decrease in total aggregate losses and LAE related to second-lien RMBS for the three months ended June 30, 2013 compared with the same period of 2012 was primarily related to the Company’s adjustment of its future expected recoveries due to the resolution of the Company’s claims as agreed to in the ResCap Plan Support Agreement (the agreement is subject to confirmation by the bankruptcy court) and an increase in the amount of recoveries subject to contractual obligations by Credit Suisse to repurchase such ineligible mortgage loans. Furthermore, the Company also recorded an increase in excess spread (the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests) within the RMBS securitizations. Partially offsetting these decreases were increases in other activity due to deterioration in a toll road transaction and a reversal of recoveries related to high yield corporate CDOs.

The decrease in total aggregate losses and LAE for the six months ended June 30, 2013 compared with the same period of 2012 was primarily related to recoveries resulting from ineligible mortgage loans included in insured second-lien RMBS exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans.

In addition to the information presented above, the following tables present aggregate losses and LAE for the three and six months ended June 30, 2013 and 2012 by insurance type:

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	For the Three Months Ended June 30, 2013
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance(3)	$33	$9	$(11)	$(30)	$121	$122
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(4)	(76)	-	(24)	-	-	(100)
Insured credit derivatives (statutory basis)(5)	-	-	(5)	109	-	104

Total aggregate losses and LAE	$(43)	$9	$(40)	$79	$121	$126

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents a toll road transaction and high-yield corporate CDOs.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	For the Three Months Ended June 30, 2012
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Financial guarantee insurance(2)	$(14)	$58	$(1)	$12	$10	$65
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(3)	81	-	-	-	-	81
Insured credit derivatives (statutory basis)(4)	-	-	1	159	-	160

Total aggregate losses and LAE	$67	$58	$-	$171	$10	$306

(1) -	Includes HELOC loans and CES.

(2) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(3) -	Represents losses eliminated upon the consolidation of insured VIEs.

(4) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	For the Six Months Ended June 30, 2013
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance(3)	$(120)	$(7)	$(48)	$(38)	$137	$(76)
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(4)	(69)	-	(26)	-	-	(95)
Insured credit derivatives (statutory basis)(5)	-	-	(4)	399	-	395

Total aggregate losses and LAE	$(189)	$(7)	$(78)	$361	$137	$224

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents a toll road transaction and high-yield corporate CDOs.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

	For the Six Months Ended June 30, 2012
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Financial guarantee insurance(2)	$67	$58	$(2)	$12	$13	$148
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(3)	134	-	(17)	-	-	117
Insured credit derivatives (statutory basis)(4)	-	-	(11)	454	-	443

Total aggregate losses and LAE	$201	$58	$(30)	$466	$13	$708

(1) -	Includes HELOC loans and CES.

(2) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(3) -	Represents losses eliminated upon the consolidation of insured VIEs.

(4) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents information about our loss and LAE incurred for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2013	2012		2013	2012
Loss and LAE related to actual and expected payments	$102	$86	19%	$101	$211	-52%
Recoveries of actual and expected payments	21	(21)	n/m	(176)	(63)	n/m

Gross losses incurred	123	65	89%	(75)	148	n/m
Reinsurance	(1)	-	n/m	(1)	-	n/m

Losses and loss adjustment expenses	$122	$65	88%	$(76)	$148	n/m

n/m - Percent change not meaningful.

Losses and LAE incurred in our structured finance and international insurance segment totaled $122 million for the three months ended June 30, 2013. Included in the $122 million were gross losses related to actual and expected future payments of $102 million and a decrease in recoveries of actual and expected payments of $21 million. The $102 million of actual and expected payments includes $100 million of other loss activity, primarily related to a toll road transaction, and $32 million related to insured second-lien RMBS transactions. Partially offsetting these losses was a $29 million decrease in actual and expected payments related to insured CMBS transactions. The $21 million decrease in recoveries primarily related to a reversal of recoveries related to high yield corporate CDOs, partially offset by an increase in recoveries related to a toll road transaction.

Losses and LAE incurred in our structured finance and international insurance segment totaled $65 million for the three months ended June 30, 2012. Included in the $65 million were gross losses related to actual and expected future payments of $86 million, of which $82 million primarily related to insured first-lien RMBS transactions and CMBS transactions, and $4 million related to insured second-lien RMBS transactions. Partially offsetting these losses were recoveries of actual and expected payments of $21 million, including $18 million related to insured second-lien RMBS transactions. The $18 million of recoveries related to second-lien RMBS transactions included $60 million of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans, partially offset by a $42 million reduction in excess spread within the securitizations.

Losses and LAE incurred in our structured finance and international insurance segment was a benefit of $76 million for the six months ended June 30, 2013. Included in the $76 million benefit were increases in recoveries of actual and expected payments of $176 million, of which $219 million related to insured second-lien RMBS transactions, partially offset by $43 million of other activity. The $219 million of recoveries related to insured second-lien RMBS transactions included $308 million of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans, partially offset by a $97 million reduction in excess spread within the securitizations. The $43 million of other activity was primarily the result of a reversal of recoveries related to high yield corporate CDOs, partially offset by an increase in recoveries related to a toll road transaction. These recoveries were partially offset by gross losses related to actual and expected future payments of $101 million, of which $99 million related to insured second-lien RMBS transactions.

Losses and LAE incurred in our structured finance and international insurance segment totaled $148 million for the six months ended June 30, 2012. Included in the $148 million were gross losses related to actual and expected future payments of $211 million, including $134 million related to insured second-lien RMBS transactions and $77 million of other loss activity, primarily related to insured first-lien RMBS transactions. Partially offsetting these losses were recoveries of actual and expected payments of $63 million, including $67 million related to insured second-lien RMBS transactions. The $67 million of recoveries related to second-lien RMBS transactions included $110 million of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans, partially offset by a $43 million reduction in excess spread within the securitizations.

For the three and six months ended June 30, 2013, losses and LAE incurred included the elimination of $100 million and $95 million benefits, respectively, as a result of the consolidation of VIEs. The $100 million elimination included recoveries of actual and expected payments of $71 million and gross losses related to actual and expected future payments of $29 million. The $95 million elimination included gross recoveries of actual and expected payments of $104 million, partially offset by gross losses related to actual and expected future payments of $9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three and six months ended June 30, 2012, losses and LAE incurred included the elimination of $81 million and $117 million of expense, respectively, as a result of the consolidation of VIEs. The $81 million elimination included a decrease in gross recoveries of actual and expected payments of $43 million and gross losses related to actual and expected future payments of $38 million. The $117 million elimination included a decrease in gross recoveries of actual and expected future payments of $61 million and gross losses related to actual and expected future payments of $56 million.

The following table presents information about our insurance reserves and recoverable as of June 30, 2013 and December 31, 2012. The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date. Our insurance loss recoverable includes expected recoveries related to put-backs of ineligible mortgage loans within second-lien RMBS transactions and other amounts due to MBIA under the terms and conditions of the respective transactional documents (inclusive of subrogation rights).

In millions	June 30, 2013	December 31, 2012	Percent Change
Gross loss and LAE reserves	$808	$918	-12%
Expected recoveries on unpaid losses	(259)	(224)	16%

Loss and LAE reserves	$549	$694	-21%

Insurance loss recoverable	$729	$3,392	-79%
Insurance loss recoverable—ceded(1)	$5	$6	-17%
Reinsurance recoverable on paid and unpaid losses	$7	$7	-%

(1) -	Reported within “Other liabilities” on our consolidated balance sheets.

Included in the Company’s loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves as of June 30, 2013 and December 31, 2012 for four issues that had no expected future claim payments or par outstanding, but for which the Company is obligated to pay LAE incurred in prior periods. As of June 30, 2013 and December 31, 2012, loss and LAE reserves comprised the following:

	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
$ in millions	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Gross of reinsurance:
Issues with defaults	104	97	$373	$448	$6,655	$7,194
Issues without defaults	21	25	176	246	1,026	1,402

Total gross of reinsurance	125	122	$549	$694	$7,681	$8,596

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

MBIA reports expected potential recoveries of certain paid claims within “Insurance loss recoverable” and the corresponding estimated recovery amounts due to reinsurers within “Other liabilities” on the Company’s consolidated balance sheets. As of June 30, 2013 and December 31, 2012, our insurance loss recoverable in our structured finance and international insurance segment was $729 million and $3.4 billion, respectively. The decrease in our insurance loss recoverable primarily resulted from the collections of previously established recoveries related to the BofA Settlement Agreement related to insured second-lien RMBS securitizations. As of June 30, 2013 and December 31, 2012, our insurance loss recoverable also included estimated recoveries of approximately $681 million and $780 million, respectively, primarily from excess spread within insured second-lien RMBS securitizations. Insurance loss recoverables due to reinsurers totaled $5 million and $6 million as of June 30, 2013 and December 31, 2012, respectively. Insurance loss recoverables are only paid to reinsurers upon receipt of such amounts by MBIA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities (“MBS”) backed by residential mortgage loans, including second-lien residential mortgage securitizations (revolving HELOC loans and CES). For the three months ended June 30, 2013, we recorded losses and LAE of $33 million related to insured second-lien RMBS transactions. The $33 million consolidated losses and LAE was due to gross losses and LAE related to actual and expected payments of $32 million and a decrease in recoveries of actual and expected payments of $1 million. For the six months ended June 30, 2013, we recorded a $120 million benefit related to insured second-lien RMBS transactions. The $120 million benefit was due to gross recoveries of actual and expected payments of $219 million, partially offset by gross losses and LAE related to actual and expected payments of $99 million.

MBIA Corp. also insures MBS backed by first-lien subprime mortgage loans directly through RMBS securitizations. There has been considerable stress and continued deterioration in the subprime mortgage market since 2008 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of June 30, 2013 and December 31, 2012, the Company had $1.2 billion and $2.2 billion, respectively, of gross par outstanding from direct exposure to subprime mortgage loans. While subprime transactions directly guaranteed by MBIA Corp. include collateral comprising mortgage loans that originated during 2005, 2006, and 2007, we currently do not expect ultimate material losses on these transactions given the amount of subordination below MBIA Corp.’s insured portion of such transactions available to absorb losses from collateral defaults. As of June 30, 2013, the Company had $59 million of gross par outstanding in two insured direct subprime mortgage transactions with 2005 or 2006 subprime mortgage collateral appearing on the Company’s Classified or Caution Lists.

The following table presents the gross par outstanding by vintage year of MBIA Corp.’s total direct RMBS insured exposure as of June 30, 2013. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
In millions	Prime First- lien	Alternative A-paper First-lien		Subprime First-lien		HELOC Second- lien	CES Second- lien	Total
2005—2007	$15	$1,783		$365		$2,357	$2,819	$7,339
2004 and prior	183	861		789		561	56	2,450

Total gross par	$198	$2,644	(1)	$1,154	(2)	$2,918	$2,875	$9,789

(1) - Includes international exposure of $722 million.

(2) - Includes international exposure of $9 million.

During the six months ended June 30, 2013, we collected approximately $2.7 billion, net of reinsurance and $208 million in payments, on insured second-lien RMBS transactions, or $2.6 billion after eliminating $123 million of collections and $56 million of payments made on behalf of consolidated VIEs. Through June 30, 2013, we paid a cumulative total of $3.8 billion, net of reinsurance and collections, or $1.6 billion after eliminating $2.2 billion of net payments on insured second-lien RMBS transactions that are currently consolidated as VIEs. As of June 30, 2013, we had loss and LAE reserves related to our remaining insured second-lien RMBS exposure of $110 million before eliminating $39 million of loss and LAE reserves related to our consolidated VIEs. The loss and LAE reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the cash receipts we expect from the performing mortgage loans in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” in our consolidated balance sheets. The payments that we make virtually all go to reduce the principal balances of the securitizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table provides information about insured second-lien RMBS transactions included in MBIA Corp.’s insured portfolio “Classified List” as of June 30, 2013. The consolidated VIEs total payments are not reflected as insurance losses in our consolidated financial statements.

Second-Lien RMBS Transactions with Claim Payments

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Claim Payments and LAE Net of Collections Since Inception
Non-Consolidated VIEs:
HELOC	14	$16,253	$1,902	$763
CES	9	8,198	1,846	954

Total	23	$24,451	$3,748	$1,717

Total net of reinsurance				$1,607

Consolidated VIEs:
HELOC	6	$3,657	$883	$695
CES	6	4,683	1,006	1,578

Total	12	$8,340	$1,889	$2,273

Total net of reinsurance				$2,202

The preceding table excludes gross and net claim and LAE payments of $35 million for one issue that has been removed from our “Classified List” and has no outstanding exposure.

Non-Consolidated VIEs

The gross par outstanding on insured second-lien RMBS transactions decreased from $4.0 billion as of December 31, 2012 to $3.7 billion as of June 30, 2013. As of June 30, 2013, we expect to pay an additional $195 million (on a present value basis) on these transactions and expect to receive a total of $806 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. Of our expected reimbursement from excess spread, $682 million is included in “Insurance loss recoverable” and $124 million is included in “Loss and loss adjustment expense reserves.” In addition, we expect to receive $18 million (on a present value basis) with respect to amounts contemplated in the ResCap term sheet and supplemental term sheet executed on May 23, 2013, which is included in “Insurance loss recoverable”.

Consolidated VIEs

The gross par outstanding on insured second-lien RMBS transactions decreased from $2.2 billion as of December 31, 2012 to $1.9 billion as of June 30, 2013. The total payments before reinsurance, includes $874 million that was eliminated subsequent to consolidation. As of June 30, 2013, we expect to pay an additional $74 million (on a present value basis) on these transactions and expect to receive a total of $242 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. In addition, we expect to receive $1.1 billion (on a present value basis) as of June 30, 2013 with respect to amounts contemplated in the ResCap term sheet and supplemental term sheet executed on May 23, 2013 as well as Credit Suisse’s obligation to repurchase ineligible mortgage loans, which is reported in “Loan repurchase commitments” under “Assets of consolidated variable interest entities” on the consolidated balance sheets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Structured finance and international insurance segment expenses for the three and six months ended June 30, 2013 and 2012 are presented in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2013	2012		2013	2012
Gross expenses	$37	$30	23%	$66	$88	-25%

Amortization of deferred acquisition costs	$24	$31	-23%	$57	$57	-%
Operating	35	28	25%	61	85	-28%

Total insurance operating expenses	$59	$59	-%	$118	$142	-17%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for the three months ended June 30, 2013 compared with the same period of 2012 due to increases in consulting fees and legal and litigation related costs. The decrease in the amortization of deferred acquisition costs for the three months ended June 30, 2013 compared with the same period of 2012 principally reflects the acceleration of deferred costs into earnings in prior periods as polices were terminated. Gross expenses decreased for the six months ended June 30, 2013 compared with the same period of 2012 as a result of decreases in legal and litigation related costs and compensation expenses partially offset by an increase in consulting fees.

Operating expenses increased for the three months ended June 30, 2013 compared with the same period of 2012 due to an increase in gross expenses. Operating expenses decreased for the six months ended June 30, 2013 compared with the same period of 2012 as a result of a decrease in gross expenses. We did not defer a material amount of policy acquisition costs during 2013 or 2012. Policy acquisition costs in these periods were primarily related to ceding commission income and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE Interest expense incurred by our structured finance and international insurance segment primarily consisted of interest related to MBIA Corp.’s surplus notes and the National Secured Loan. Interest expense decreased for the three and six months ended June 30, 2013 when compared to the same periods of 2012 primarily due to a decrease in the interest rate on MBIA Corp.’s surplus notes and the repayment of the National Secured Loan in May of 2013.

INSURED PORTFOLIO EXPOSURE The credit quality of our structured finance and international insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of June 30, 2013 and December 31, 2012, 23% and 26%, respectively, of our structured finance and international insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of June 30, 2013, MBIA Corp.’s $31.3 billion CDO portfolio represented 37% of its total insured gross par outstanding of $85.7 billion. As of December 31, 2012, MBIA Corp.’s $51.8 billion CDO portfolio represented 46% of its total insured gross par outstanding of $112.4 billion. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions	Gross Par Outstanding as of
	June 30, 2013	December 31, 2012	Percent Change
Collateral Type
Multi-sector CDOs	$1.6	$4.3	-63%
Investment grade CDOs and structured corporate credit pools	16.3	24.1	-32%
High yield corporate CDOs	4.8	5.7	-16%
Commercial real estate pools and CRE CDOs	8.6	17.7	-51%

Total	$31.3	$51.8	-40%

Multi-Sector CDOs

Multi-sector CDOs are transactions that include a variety of structured finance asset classes in their collateral pools. The remaining multi-sector CDO portfolio is comprised of 13 transactions insured in the primary market between 2002 and 2006 and 24 transactions insured in the secondary market between 2000 and 2004. The underlying collateral in MBIA Corp.’s insured multi-sector CDO transactions is comprised of RMBS, CDOs of ABS (multi-sector CDOs), corporate CDOs, collateralized loan obligations, ABS (e.g., securitizations of auto receivables, credit cards, etc.), CRE CDOs, CMBS and corporate credits. Our remaining insured multi-sector CDO transactions primarily rely on underlying collateral originally rated triple-B.

Generally, we are subject to a claim on a multi-sector CDO when the insured tranche incurs an interest or principal shortfall. Such shortfalls result once the underlying collateral supporting the transaction no longer generates enough cash flow to support the insured notes. MBIA Corp.’s payment obligation after a default insures current interest and ultimate principal. Original subordination levels for transactions insured in the primary market ranged from 10% to 31%. Current subordinations range from 0% to 82%.

The significant erosion of subordination in our multi-sector CDO transactions principally resulted from the underperformance of RMBS and CDO collateral. As discussed above, the erosion of subordination in these transactions increases the likelihood that MBIA Corp. will pay claims. As of June 30, 2013, there were credit impairment estimates for 22 classified multi-sector CDO transactions for which MBIA Corp. expects to incur actual net claims in the future (15 of which are insured in the secondary market), representing 59% of all MBIA Corp.-insured multi-sector CDO transactions (including both CDS and non-CDS contracts). Of the remaining transactions, 14% are on our “Caution List” and 27% continue to perform at or close to our original expectations. In the event of further performance deterioration of the collateral referenced or held in our multi-sector CDO transactions, the amount of credit impairments could increase materially.

Total gross par exposure in our multi-sector CDO portfolio was $37.3 billion as of December 31, 2007. Since the end of 2007 through June 30, 2013, our multi-sector CDO gross par exposure has decreased by approximately $35.7 billion primarily from negotiated commutations of $23.6 billion and contractual terminations without any payment from MBIA Corp. of $5.4 billion. The remaining reduction in gross par was due to the amortization and maturity of transactions. As of June 30, 2013, our gross par exposure to multi-sector CDOs of $1.6 billion represented 5% of MBIA Corp.’s CDO exposure and 2% of MBIA Corp.’s total gross par insured.

Investment Grade Corporate CDOs

Our 12 investment grade corporate CDO exposures insured in 2006 and 2007 reference pools of predominantly investment grade corporate credits. Three of these pools include limited exposure to other asset classes, including structured finance securities (such as RMBS and CDOs). Our investment grade corporate CDO policies guarantee coverage of losses on collateral assets once a deductible has been eroded, and are highly customized structures. Our gross par exposure to investment grade corporate CDOs of $16.3 billion represents 52% of MBIA Corp.’s CDO exposure and 19% of MBIA Corp.’s total gross par insured. The Company’s insured investment grade corporate CDOs have experienced erosion of subordination due to the default of underlying referenced corporate and structured finance securities, but we currently do not expect losses on MBIA Corp.’s insured tranches. As of June 30, 2013, the collateral amount in the portfolio exceeds the gross par outstanding as a result of credit enhancement. Original subordination levels for nine investment grade corporate CDO policies ranged from 15% to 30%. Current subordination levels are between 11% and 28%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Our gross par of insured investment grade corporate CDOs includes $6.9 billion across three transactions that were structured to include buckets (typically 30% to 35% of the overall CDO) of references to specific tranches of other investment grade corporate CDOs (monotranches). In such transactions, MBIA Corp.’s insured investment grade corporate CDOs include, among direct corporate or structured credit reference risks, and monotranche or single layer credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The referenced monotranches in such CDOs were typically rated double-A and sized to approximately 3% of the overall reference risk pool. The inner referenced monotranches are not subject to acceleration and do not give control rights to a senior investor. The inner referenced monotranches have also experienced erosion of subordination due to defaults in their referenced corporate assets. These transactions had original subordination of 25% and current subordination ranges from 16% to 19%.

High Yield Corporate CDOs

Our high yield corporate CDO portfolio, totaling $4.8 billion of gross par exposure, largely comprises middle-market/special- opportunity corporate loan transactions. Our gross par exposure to high yield corporate CDOs represents 15% of MBIA Corp.’s CDO exposure and 6% of MBIA Corp.’s total gross par insured as of June 30, 2013. Original subordination for our high yield corporate portfolio ranged from 22% to 33%. Current subordination is between 10% and 69%. Declines in subordination levels result from defaults in underlying collateral, as well as sales of underlying collateral at discounted prices. Subordination within CDOs may decline further over time as a result of additional collateral deterioration. There are no losses on MBIA Corp.’s insured high yield corporate CDO tranches at this time. However, there can be no assurance that the Company will not incur significant losses as a result of further deterioration in subordination.

Commercial Real Estate Pools and CRE CDOs

As of June 30, 2013, we had $8.6 billion of gross par exposure to the CRE sector through insured structured transactions primarily comprising CRE collateral. In addition, MBIA Corp. insures approximately $2.6 billion in CRE loan pools, primarily comprising European assets. These CRE loans are not included in the following “Structured CMBS Pools” and “CRE CDOs” sections. During the six months ended June 30, 2013, the Company commuted $8.9 billion of gross par exposure related to CRE exposure. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of credit impairments on our CRE pools and CDO exposure, including the methodology used to calculate these impairments.

Structured CMBS Pools

As of June 30, 2013, our gross par exposure to structured CMBS pools totaled $7.3 billion and represented approximately 9% of MBIA Corp.’s total gross par insured. Since the end of 2007 through June 30, 2013, our structured CMBS pools gross par exposure has decreased by approximately $33.4 billion, primarily from negotiated commutations and early settlements. Our structured CMBS pool insured transactions are pools of CMBS bonds, Real Estate Investment Trust (“REIT”) debt and other CRE CDOs structured with first loss deductibles such that MBIA Corp.’s obligation attached at a minimum of a triple-A level when the policies were issued. The deductible sizing was a function of the underlying collateral ratings and certain structural attributes. MBIA Corp.’s guarantees for most structured CMBS pool transactions cover losses on collateral assets once the deductibles have been eroded. These deductibles provide credit enhancement and subordination to MBIA’s insured position.

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

Original deductibles for our structured CMBS pools ranged from 5.0% to 82.3%. As of June 30, 2013, the deductibles for these transactions ranged from 0% to 93.2%. Deductibles are eroded as bonds experience realized losses which are ultimately due to liquidations of underlying loan collateral. During the second quarter of 2013, we paid claims on a CMBS pool transaction which experienced deterioration such that all of the remaining deductible was eliminated. We expect to experience additional claims on this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of June 30, 2013, we have significantly reduced our exposure to pools comprised of 2006 and 2007 vintage CMBS collateral originally rated BBB. As of June 30, 2013, we had exposure to four static CMBS pools, having $837 million of gross par outstanding, that were originally insured in 2006 and 2007, and in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower. Additionally, we insure two static CMBS pools, totaling $3.0 billion of gross par outstanding as of June 30, 2013, that were originally insured in 2007, and are comprised of CMBS collateral which was originally rated A. Although deductible erosion at the policy level has been minimal to date, we do expect additional erosion. Ultimate loss rates remain uncertain. If the economy does not continue to improve, it is possible that we will experience severe losses, particularly if the underlying loans are unable to pay off at their expected maturity dates. The remaining insured CMBS portfolio primarily consists of transactions backed by collateral originally rated AAA and originated in 2004, 2005, 2006 or 2007. During the first six months of 2013, a material claim was presented on a CMBS pool transaction by a counterparty, and we expect further claims on this exposure. Although we believe MBIA Corp. will have adequate resources to pay expected claims, there can be no assurance that this will be the case.

Delinquencies increased markedly in the CRE market during and immediately after the economic crisis, however they have stabilized over the last twelve months. As of June 30, 2013, 30-day and over delinquencies decreased in the fixed-rate conduit CMBS market to 8.2% and decreased in MBIA Corp.’s insured static pooled CMBS portfolio to 11.1%. The higher delinquency rate in MBIA Corp.’s portfolio was primarily due to a concentration in the 2006 and early 2007 vintages. Additionally, the market includes newer vintage transactions from 2010 to 2012, which have virtually no material delinquencies. Although we have also seen stabilization in the delinquency rate over the past several months, some of the moderation is attributable to the loan modifications and extensions granted by the special servicers for these CMBS loans and increased liquidations. The special servicers are responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process with the objective of maximizing proceeds for all bondholders by avoiding or minimizing loan level losses.

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

CRE CDOs

As of June 30, 2013, our gross par exposure to CRE CDOs totaled $1.3 billion and represented approximately 2% of MBIA Corp.’s total gross par insured. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt, and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. Most of these transactions benefit from typical CDO structural features such as cash diversion triggers, collateral quality tests, and manager replacement provisions. Typically, MBIA Corp. guarantees timely interest and ultimate principal of these CDOs. As with our other insured CDOs, these transactions were generally structured with credit protection originally rated triple-A, or a multiple of triple-A, below our guarantee. As of June 30, 2013, our CRE CDO insured portfolio did not contain any CDOs of ABS exposures. Some of the CRE CDO transactions do contain some RMBS collateral, but overall this comprises 1% of the collateral in the CRE CDO portfolio. To the extent losses do occur on these transactions, the payments are due at the maturity date, which range from the years 2036 through 2056. Current subordination levels are between 0% and 38%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance and Structured Finance and International Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of June 30, 2013 for our U.S. public finance and structured finance and international insurance operations:

In millions	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable(1)
Reinsurers
Assured Guaranty Corp.	AA- (Stable Outlook)	A3 (Stable Outlook)	$2,263	$-	$14
Assured Guaranty Re Ltd.	AA- (Stable Outlook)	Baa1 (Stable Outlook)	480	5	-
Overseas Private Investment Corporation	AA+ (Stable Outlook)	Aaa (Negative Outlook)	333	-	-
Export Development Canada	AAA (Stable Outlook)	Aaa (Stable Outlook)	51	1	-
Others	A+ or above	A2 or above	59	1	-

Total			$3,186	$7	$14

(1) -	Amount comprises recoverables on unpaid losses.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of June 30, 2013, the total amount available under these letters of credit and trust accounts was $7 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of June 30, 2013, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $3.2 billion compared with $3.4 billion as of December 31, 2012. Of the $3.2 billion of ceded par outstanding as of June 30, 2013, $1.8 billion was ceded from our U.S. public finance insurance segment and $1.4 billion was ceded from our structured finance and international insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. As of June 30, 2013, the total amount for which National would be liable in the event that the reinsurers of MBIA Corp. were unable to meet their obligations is $1.8 billion. For Financial Guaranty Insurance Company (“FGIC”) policies assigned to National from MBIA Insurance Corporation, National maintains the right to receive third-party reinsurance totaling $4.3 billion.

Advisory Services

Our asset management and advisory business is primarily conducted through Cutwater and Trifinium. Cutwater provides advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its other subsidiaries. Trifinium provides fee-based asset management and advisory services to the Company’s foreign insurance affiliate and to third-party clients and investment structures. During the first half of 2013, Trifinium began managing a financing program that provides loans to the United Kingdom social housing sector for which Trifinium earns fees for management and other services provided to the program. In addition, Trifinium commenced providing monitoring adviser services on behalf of creditors in infrastructure financings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the results and assets under management of our advisory services segment for the three and six months ended June 30, 2013 and 2012. These results include revenues and expenses from transactions with the Company’s insurance, corporate, and wind-down operations.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2013	2012		2013	2012
Fees	$11	$16	-31%	$22	$29	-24%
Operating expenses	17	16	6%	29	33	-12%

Pre-tax income (loss)	$(6)	$-	n/m	$(7)	$(4)	75%

Ending assets under management:
Third-party	$16,943	$18,628	-9%	$16,943	$18,628	-9%
Insurance and corporate	6,749	7,450	-9%	6,749	7,450	-9%
Asset/liability products and conduits	4,230	6,311	-33%	4,230	6,311	-33%

Total ending assets under management	$27,922	$32,389	-14%	$27,922	$32,389	-14%

n/m - Percent change not meaningful.

For the three and six months ended June 30, 2013, the unfavorable changes in pre-tax income (loss) compared with the same periods of 2012 were primarily driven by decreases in fees due to declines in asset balances managed for our other segments and for third parties. The decrease in fees for the six months ended June 30, 2013 compared with the same period of 2012 was partially offset by a decrease in compensation costs.

Average third-party assets under management for the six months ended June 30, 2013 and 2012 were $17.4 billion and $20.5 billion, respectively. This decrease was principally due to declines in our pool products and CDO management business.

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

The following table summarizes the consolidated results of our corporate segment for the three and six months ended June 30, 2013 and 2012. The results include revenues and expenses that arise from general corporate activities and from providing support to our other segments.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2013	2012		2013	2012
Net investment income	$8	$6	33%	$9	$7	29%
Fees	17	56	-70%	44	79	-44%
Net gains (losses) on financial instruments at fair value and foreign exchange	(29)	3	n/m	(24)	8	n/m
Other net realized gains (losses)	-	5	-100%	-	5	-100%
Revenues of consolidated VIEs:
Other net realized gains (losses)	(10)	-	n/m	(10)	-	n/m

Total revenues	(14)	70	-120%	19	99	-81%

Operating	34	28	21%	101	52	94%
Interest	11	14	-21%	23	29	-21%

Total expenses	45	42	7%	124	81	53%

Pre-tax income (loss)	$(59)	$28	n/m	$(105)	$18	n/m

n/m - Percent change not meaningful.

FEES Fees are generated from support services provided to business units within the Company on a fee-for-service basis. Fees for the three and six months ended June 30, 2013 decreased compared with the same periods of 2012 primarily due to a decrease in fees paid by our conduit segment for administrative and other services. Such fees may vary significantly from period to period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The decrease in net gains (losses) on financial instruments at fair value and foreign exchange for the three and six months ended June 30, 2013 compared with the same periods of 2012 was primarily due to the changes in the fair value of outstanding warrants issued on MBIA Inc. common stock. These changes were attributable to fluctuations in MBIA Inc.’s stock price and volatility, which are used in the valuation of the warrants. Under the terms of the BofA Settlement Agreement, Bank of America received a five-year warrant to purchase 9.94 million shares of MBIA common stock in May of 2013.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains and losses for the three and six months ended June 30, 2012, consisted of insurance recoveries received from our directors’ and officers’ insurance policy. These insurance recoveries reimbursed the Company for a portion of the expenses incurred by the Company related to private securities litigation.

REVENUES OF CONSOLIDATED VIEs For the three and six months ended June 30, 2013, total revenues of consolidated VIEs related to net losses as a result of the deconsolidation of VIEs.

OPERATING EXPENSES Operating expenses for the three and six months ended June 30, 2013 increased compared with the same periods of 2012 due to expenses related to the BofA Settlement Agreement.

Wind-down Operations

We operate an asset/liability products business in which we historically issued debt and investment agreements insured by MBIA Corp. to capital markets and municipal investors. The proceeds of the debt and investment agreements were used initially to purchase assets that largely matched the duration of those liabilities. We also operate a conduit business in which we historically funded transactions by issuing debt insured by MBIA Corp. The rating downgrades of MBIA Corp. resulted in the termination and collateralization of certain derivatives and investment agreements and, together with the rising cost and declining availability of funding and liquidity within many of the asset classes in which proceeds were invested, caused the Company to begin winding down its asset/liability products and conduit businesses in 2008. Since the downgrades of MBIA Corp., we have not issued debt in connection with either business and, as a result, the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate or are redeemed or repurchased by us.

Asset/Liability Products

The following table presents the results of our asset/liability products segment for the three and six months ended June 30, 2013 and 2012. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2013	2012		2013	2012
Net investment income	$6	$13	-54%	$13	$30	-57%
Net gains (losses) on financial instruments at fair value and foreign exchange	(12)	(57)	-79%	(9)	(130)	-93%
Net investment losses related to other-than-temporary impairments	-	(1)	-100%	-	(56)	-100%
Net gains (losses) on extinguishment of debt	-	-	-%	4	-	n/m
Other net realized gains (losses)	-	1	-100%	-	-	-%

Total revenues	(6)	(44)	-86%	8	(156)	-105%

Operating	2	5	-60%	4	9	-56%
Interest expense	21	27	-22%	41	56	-27%

Total expenses	23	32	-28%	45	65	-31%

Pre-tax income (loss)	$(29)	$(76)	-62%	$(37)	$(221)	-83%

n/m - Percent change not meaningful.

NET INVESTMENT INCOME The decrease in net investment income for the three and six months ended June 30, 2013 compared with the same periods of 2012 was primarily due to lower average asset balances as investments were sold to generate liquidity and repay liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended June 30, 2013 compared with the same period of 2012 was primarily the result of derivative gains in 2013 compared with losses in 2012 and a decline in losses related to the sale of investments, partially offset by less favorable movements in foreign exchange rates on medium-term notes (“MTNs”) liabilities and unrealized losses on MTNs carried at fair value in 2013 compared with gains in 2012. The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the six months ended June 30, 2013 compared to the same period of 2012 was primarily the result of derivative gains in 2013 compared with losses in 2012 and a decline in losses related to the sale of investments, partially offset by losses on MTNs carried at fair value in 2013 compared with gains in 2012.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS The Company has an ongoing review process for all securities to assess whether a decline in value is related to a credit loss. The Company utilizes cash flow modeling for purposes of assessing other-than-temporary impairments. Net investment losses related to other-than-temporary impairments for the six months ended June 30, 2012 related to impairing certain securities to their fair values, as it was our intent to sell these securities before a recovery of their fair values to amortized cost. Refer to the “Liquidity” section included herein for additional information about impaired investments.

NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT For the six months ended June 30, 2013, net gains (losses) on extinguishment of debt was primarily due to gains from terminations of investment agreements issued by the Company.

INTEREST EXPENSE The decrease in interest expense for the three and six months ended June 30, 2013 compared with the same periods of 2012 was primarily due to the continued maturity and repurchases of liabilities by the Company.

Conduits

The following table presents the results of our conduit segment for the three and six months ended June 30, 2013 and 2012. These results include revenues and expenses from transactions with the Company’s other segments.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2013	2012		2013	2012
Revenues of consolidated VIEs:
Net investment income	$1	$2	-50%	$3	$5	-40%
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	-	n/m	(3)	-	n/m
Net gains (losses) on extinguishment of debt	-	33	-100%	-	33	-100%

Total revenues	(2)	35	-106%	-	38	-100%

Expenses of consolidated VIEs:
Operating	-	35	-100%	11	35	-69%
Interest	2	3	-33%	4	8	-50%

Total expenses	2	38	-95%	15	43	-65%

Pre-tax income (loss)	$(4)	$(3)	33%	$(15)	$(5)	n/m

n/m - Percent change not meaningful.

Our conduit segment is operated through Meridian. Certain of MBIA’s consolidated subsidiaries have received compensation for services provided to Meridian.

For the three and six months ended June 30, 2013, total revenues decreased compared with the same periods of 2012 primarily due to the absence of net gains from the repurchases of debt issued by Meridian. Total expenses decreased compared with the same periods of 2012, primarily due to a decline in fees paid to our corporate segment for administrative and other services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2013 and 2012 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Pre-tax income (loss)	$(264)	$795	$(49)	$816
Provision (benefit) for income taxes	$(86)	$214	$(35)	$225
Effective tax rate	32.6%	26.9%	71.4%	27.6%

For the six months ended June 30, 2013, our effective tax rate applied to our pre-tax loss was higher than the U.S. statutory tax rate of 35% primarily due to a reduction in our valuation allowance against our deferred tax asset, net of certain nondeductible expenses.

For the six months ended June 30, 2012, our effective tax rate applied to our pre-tax income was lower than the U.S. statutory tax rate of 35% as a result of the decrease in the Company’s valuation allowance, the release of a portion of the reserve for uncertain tax benefits and the benefit of tax-exempt interest income from investments.

As of December 31, 2012, the Company’s consolidated net operating loss (“NOL”) carryforward was $1.4 billion which will expire between tax years 2029 through 2032. As a result of commutation activity in the second quarter of 2013, the Company’s NOL has significantly increased from the December 31, 2012 balance. As of June 30, 2013, the Company’s NOL is approximately $2.8 billion.

Refer to “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the Company’s valuation allowance against deferred tax assets and its accounting for tax uncertainties.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Insurance Corporation. Total capital resources were $4.5 billion and $4.8 billion as of June 30, 2013 and December 31, 2012, respectively. MBIA Inc. utilizes its capital resources to support the business activities of its subsidiaries. As of June 30, 2013, MBIA Inc.’s investments in subsidiaries totaled $4.0 billion.

In addition to managing the capital resources of MBIA Inc’s subsidiaries, we also manage the capital resources of MBIA Inc. supporting our corporate and asset/liability products segments. This includes our corporate unsecured debt issued for general corporate purposes and debt and investment agreements for operating leverage purposes in support of our asset/liability products business. MBIA Inc. seeks to maintain sufficient liquidity and capital resources to meet its general corporate needs as well as the needs of the asset/liability products business. As of June 30, 2013 and December 31, 2012, the combined net debt of MBIA Inc.’s corporate segment and asset/liability products segment, which primarily comprised long-term debt, MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost and a tax receivable from subsidiaries, totaled $1.3 billion and $1.2 billion, respectively. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its net debt and its general corporate needs over time from distributions from its operating subsidiaries and by raising third-party capital, although there can be no assurance that such factors will generate sufficient cash to satisfy its net debt. Refer to the following “Liquidity—MBIA Inc. Liquidity” section for additional information about MBIA Inc.’s liquidity.

Securities Repurchases

Repurchases of debt and/or common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We may also choose to redeem debt obligations where permitted by the relevant agreements. We believe that debt and/or share repurchases and redemptions can be an appropriate deployment of capital in excess of amounts needed to support our liquidity while maintaining the CPR of MBIA Corp. and National as well as other business needs.

Debt securities

MBIA Inc. or its subsidiaries may repurchase or redeem their outstanding debt at prices that we deem to be economically advantageous. During the six months ended June 30, 2013, the Company redeemed $336 million par value outstanding of MTNs issued by the Company’s conduit segment at a cost of 100% of par value. During July of 2013, the Company redeemed an additional $150 million par value outstanding of the conduit segment’s MTNs at a cost of 100% of par value. The Company also repurchased approximately $38 million par value outstanding of GFL MTNs issued by the Company’s asset/liability segment at a weighted average cost of approximately 97% of par value.

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

National

Capital and Surplus

National reported total statutory capital of $3.4 billion as of June 30, 2013 compared with $3.2 billion as of December 31, 2012. As of June 30, 2013, statutory capital comprised $1.2 billion of contingency reserves and $2.2 billion of policyholders’ surplus. The increase in National’s statutory capital is primarily due to statutory net income of $117 million for the six months ended June 30, 2013. Consistent with our plan to transform our insurance business, the Company received approval from the NYSDFS to reset National’s unassigned surplus to zero, which was effective January 1, 2010. As of June 30, 2013, National’s unassigned surplus was $1.5 billion. In October 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the approval of the surplus reset. Subsequent to the BofA Settlement Agreement and the Societe Generale settlement, all litigation brought originally by the group of eighteen domestic and international financial institutions, related to the establishment of National, has been resolved. Refer to “Note 14: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a discussion of this action.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Insurance Corporation—Capital and Surplus” section for additional information about contingency reserves under the New York Insurance Law (“NYIL”). National’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, incurred losses would reduce policyholders’ surplus. As of June 30, 2013 and December 31, 2012, National was not in compliance with its single risk limits requirements but was in compliance with its aggregate risk limits.

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

National is subject to NYIL with respect to the payment of dividends as described above. National had a positive earned surplus as of June 30, 2013, which provides National with dividend capacity. National did not declare or pay any dividends during the second quarter of 2013. In connection with the court proceeding challenging the approval of the National surplus reset described above, we agreed that National would not pay dividends while the proceeding was adjourned. This agreement terminated in connection with the resolution of the proceeding. In addition, in connection with the approval of a release of excessive contingency reserves during 2011 for MBIA Insurance Corporation, the Company agreed that National would not pay dividends without the prior regulatory approval of the NYSDFS prior to July 19, 2013. Finally, as a condition to the NYSDFS’ approval of the Asset Swap between MBIA Inc. and National, the NYSDFS requested that, until the notional amount of the Asset Swap has been reduced to 5% or less of National’s admitted assets, each of MBIA Inc., MBIA Insurance Corporation and National provide the NYSDFS with three months prior notice, or such shorter period as the NYSDFS may permit, of its intent to initiate cash dividends on shares of its common stock. National has provided the NYSDFS with such notice, and intends to pay a dividend during the fourth quarter of 2013 following the expiration of the three month notice period, or at such earlier time as the NYSDFS may permit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National’s statutory policyholders’ surplus was lower than its GAAP shareholder’s equity by $1.7 billion as of June 30, 2013. U.S. STAT differs from GAAP in certain respects. Refer to “Note 11: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of National within exhibit 99.1 of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 for an explanation of the differences between U.S. STAT and GAAP.

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

National’s CPR and components thereto, as of June 30, 2013 and December 31, 2012 are presented in the following table:

In millions	As of June 30, 2013	As of December 31, 2012
Policyholders’ surplus	$2,138	$1,999
Contingency reserves	1,226	1,249

Statutory capital	3,364	3,248

Unearned premium reserve	1,862	2,041
Present value of installment premiums(1)	210	217

Premium resources(2)	2,072	2,258

Net loss and LAE reserves(1)	46	(109)
Salvage reserves	182	262

Gross loss and LAE reserve	228	153

Total claims-paying resources	$5,664	$5,659

(1) -	Calculated using a discount rate 4.54% as of June 30, 2013 and December 31, 2012.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $1.2 billion as of June 30, 2013 compared with $1.5 billion as of December 31, 2012. As of June 30, 2013, statutory capital comprised $425 million of contingency reserves and $750 million of policyholders’ surplus. For the six months ended June 30, 2013, MBIA Insurance Corporation had a statutory net loss of $245 million, primarily due to losses and LAE incurred partially offset by net premiums earned. MBIA Insurance Corporation’s policyholders’ surplus as of June 30, 2013 included a negative unassigned surplus of $1.3 billion.

As of June 30, 2013, MBIA Insurance Corporation recognized estimated recoveries of $703 million, net of reinsurance and income taxes at a rate of 35%, on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions. These expected insurance recoveries represented 60% of MBIA Insurance Corporation’s statutory capital as of June 30, 2013. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Executive Overview—MBIA Corp.” included herein for factors that may influence MBIA Corp.’s ability to realize these recoveries.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves, and 50% of its loss reserves and unearned premium reserves, in certain qualifying assets. Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As of June 30, 2013, MBIA Insurance Corporation had a deficit of $322 million of qualifying assets required to support its contingency reserves. The deficit was caused by the failure of certain mortgage originators to honor contractual obligations to repurchase ineligible mortgage loans from securitizations we insured thus requiring MBIA Insurance Corporation to sell liquid assets in order to make claim payments. The deficit may grow due to additional commutation and claim payments until such time as MBIA Corp. collects additional put-back recoveries. MBIA Insurance Corporation reported the deficit and requested approval from the NYSDFS to release an aggregate of $322 million of excess contingency reserves, which was disapproved by the NYSDFS. For risks associated with MBIA Insurance Corporation’s failure to meet its contingency reserve requirement, see Part II, Item 1A “Risk Factors—Capital, Liquidity and Market Related Risk Factors—If our insurance companies fail to meet regulatory capital requirements they may become subject to regulatory action” of this Quarterly Report on Form 10-Q.

As of June 30, 2013, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL. In 2013 and 2012, MBIA Insurance Corporation reported additional overages to the NYSDFS with respect to its single risk limits due to changes in its statutory capital.

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

MBIA Insurance Corporation’s statutory policyholders’ surplus is higher than its GAAP shareholders’ equity by $280 million as of June 30, 2013. U.S. STAT differs from GAAP in certain respects. Refer to “Note 14: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of MBIA Corp. within exhibit 99.2 of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 for an explanation of the differences between U.S. STAT and GAAP.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Insurance Corporation’s CPR and components thereto, as of June 30, 2013 and December 31, 2012 are presented in the following table:

In millions	As of June 30, 2013	As of December 31, 2012
Policyholders’ surplus	$750	$965
Contingency reserves	425	493

Statutory capital	1,175	1,458

Unearned premium reserve	561	600
Present value of installment premiums(1)	856	1,035

Premium resources(2)	1,417	1,635

Net loss and LAE reserves(1)	(932)	(2,448)
Salvage reserves(3)	1,924	4,628

Gross loss and LAE reserve	992	2,180

Total claims-paying resources	$3,584	$5,273

(1) -	Calculated using a discount rate of 5.72% as of June 30, 2013 and December 31, 2012.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

(3) -	This amount primarily consists of expected recoveries related to the Company’s put-back claims.

LIQUIDITY

As a financial services company, MBIA has been materially adversely affected by conditions in global financial markets. Current conditions and events in these markets, in addition to delays in obtaining recoveries related to ineligible mortgage loans in securitizations that we had insured, have put substantial stress on our liquidity resources.

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

The majority of our liquidity management efforts focus on:

•

The liquidity resources of MBIA Inc., which are subject to: uncertainty in the timing and amount of cash inflows from dividends paid by National and MBIA Insurance Corporation; the necessity of having to meet the scheduled principal and interest on its corporate debt and investment agreements issued by the asset/liability products business; payments on derivative contracts related to the asset/liability products business; and ongoing operating expense needs. MBIA Inc. has a net debt, which comprised long-term debt, MTN’s, investment agreements and derivative liabilities net of cash and investments at amortized cost and a tax receivable from subsidiaries, of $1.3 billion as of June 30, 2013. In addition, the liquidity resources of MBIA Inc. are subject to collateralization requirements in connection with the liabilities it has issued to third parties and affiliates and in connection with third-party derivative contracts.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

In order to efficiently manage liquidity across the entire enterprise, certain of our subsidiaries, which are less liquidity constrained have entered into intercompany agreements that provide resources to subsidiaries that are more liquidity constrained. These resources include intercompany agreements described further below between our primary insurance subsidiaries and between these insurance subsidiaries and MBIA Inc., which in each case were approved by the NYSDFS and are subject to ongoing monitoring by the NYSDFS. MBIA Corp. may also draw on liquidity through the Blue Ridge Secured Loan described below.

Key Lending Agreements

Blue Ridge Secured Loan

In connection with the BofA Settlement Agreement in May of 2013, MBIA Insurance Corporation and Blue Ridge entered into the Blue Ridge Secured Loan, pursuant to which Blue Ridge agreed to make revolving loans to MBIA Insurance Corporation in an aggregate amount of up to $500 million, none of which was utilized as of June 30, 2013. Refer to “Note 9: Debt” in the Notes to Consolidated Financial Statements for a description of the Blue Ridge Secured Loan.

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

Asset Swap

National maintains the Asset Swap (simultaneous repurchase and reverse repurchase agreements) with MBIA Inc. for up to $2.0 billion based on the fair value of securities borrowed. The Asset Swap provides MBIA Inc. with eligible assets to pledge under investment agreements and derivative contracts in the asset/liability products business. As of June 30, 2013, the notional amount utilized under each of these agreements was $455 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $474 million and $495 million, respectively. The net average interest rate on these transactions was 0.34% and 0.39% for the six months ended June 30, 2013 and 2012, respectively. The NYSDFS approved the Asset Swap in connection with the re-domestication of National to New York. National has committed to the NYSDFS to use commercially reasonable efforts to reduce the amount of the Asset Swap over time.

MBIA Insurance Corporation Secured Loan

MBIA Insurance Corporation, as lender, maintained a master repurchase agreement, the MBIA Insurance Corporation Secured Loan, with MBIA Inc. for the benefit of MBIA Inc.’s asset/liability products business, which totaled $2.0 billion at inception and was scheduled to mature in May 2012, as amended. This loan was repaid in May of 2012 and there were no further draws. The average interest rate on the MBIA Insurance Corporation Secured Loan was 2.51% for the six months ended June 30, 2012. Also in May 2012, the NYSDFS approved the maturity extension of the MBIA Insurance Corporation Secured Loan facility to May 2013 with a maximum outstanding amount of $450 million. This loan facility expired on May 3, 2013.

Conduit Repurchase Agreement

MBIA Inc. maintains a repurchase agreement with Meridian (“Conduit Repurchase Agreement”), with a maximum funded amount of $1.0 billion, subject to a pledge of collateral. The Conduit Repurchase Agreement had an average interest rate during the six months ended June 30, 2013 and 2012 of 2.30% and 2.50%, respectively. As of June 30, 2013, there was no balance outstanding under the Conduit Repurchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

MBIA Inc. Liquidity

MBIA Inc.’s liquidity resources support our corporate and asset/liability products segments. The activities of MBIA Inc. consist of holding and managing investments, servicing outstanding corporate debt instruments, investment agreements and MTNs issued by the asset/liability products and conduit segments, posting collateral under financing and hedging arrangements and investment agreements, making payments and collateral postings related to interest rate and foreign exchange swaps, and paying operating expenses. The primary sources of cash within MBIA Inc. used to meet its liquidity needs include available cash and liquid assets not subject to collateral posting requirements, scheduled principal and interest on assets held in its investment portfolio, dividends from subsidiaries, payments under tax sharing agreements with these subsidiaries (once the payments become unrestricted) and the ability to issue debt and equity. There can be no assurance as to the amount and timing of any such dividends or payments under the tax sharing agreements. MBIA Inc.’s corporate debt, investment agreements, derivatives and the GFL MTNs may be accelerated by the holders of such instruments upon the occurrence of certain events, such as a breach of covenant or representation, a bankruptcy of MBIA Inc., in the case of the corporate debt, investment agreements and derivatives, the filing of an insolvency proceeding with respect to National, in the case of the corporate debt, a bankruptcy of GFL, in the case of the GFL MTNs, or the filing of an insolvency proceeding with respect to MBIA Insurance Corporation, in the cases of the investment agreements and GFL MTNs. MBIA Inc.’s obligations under its loans from GFL may be accelerated only upon the occurrence of a bankruptcy or liquidation of MBIA Inc. Refer to “Note 11: Business Segments” in the Notes to Consolidated Financial Statements for a description of the GFL loans and MTNs. In the event of any acceleration of all of our obligations, including under our corporate debt, investment agreements, GFL MTNs, or derivatives, we likely would not have sufficient liquid resources to pay amounts due. We have provided the NYSDFS with notice of our intention to have National pay a dividend in the fourth quarter of 2013. Refer to the “Capital Resources—Insurance Statutory Capital” section for additional information on this dividend.

During the six months ended June 30, 2013, pursuant to the tax sharing agreement, National settled its taxes related to the 2012 tax year of $16 million with MBIA Inc. In addition, National paid to MBIA Inc. estimated 2013 taxes of $63 million. Consistent with the tax sharing agreement, this amount was placed in an escrow account until the expiration of National’s two-year NOL carry-back period under U.S. tax rules. At the expiration of National’s carry-back period, any funds remaining after any reimbursement to National in respect of any NOL carry-backs would be available for general corporate purposes, including to satisfy any other obligations under the tax sharing agreement. During the first half of 2013, MBIA Inc. received $115 million that was previously held in escrow under the MBIA group tax sharing agreement. The amount represents National’s liability under the tax sharing agreement for the 2010 tax year, and was released pursuant to the terms of the agreement following the expiration of National’s two-year NOL carry-back period under U.S. tax rules. As of June 30, 2013, $409 million remained in escrow for the 2011 through the 2013 tax years.

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

Liquidity risk within MBIA Inc. is primarily a result of the following factors:

•

Currently, the majority of the cash and securities of MBIA Inc. is pledged against investment agreement liabilities, intercompany financing arrangements and derivatives, which limit its ability to raise liquidity through asset sales. A significant portion of MBIA Inc.’s assets that are pledged against intercompany financing arrangement liabilities are structured finance securities which have been particularly susceptible to price fluctuations during periods of market volatility. In addition, if the market value or rating eligibility of the assets which are pledged against MBIA Inc.’s obligations were to decline, we would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. In such event, we may sell additional assets, potentially with substantial losses, finance unencumbered assets through intercompany facilities, or use free cash or other assets, in some cases with NYSDFS approval, although there can be no assurance that these strategies will be available or adequate to meet liquidity requirements.

•

Uncertainty of the timing and amount of cash inflows from dividends paid by MBIA’s principal operating subsidiaries. Refer to the “Capital Resources-Insurance Statutory Capital” section for a discussion on our insurance subsidiaries’ dividend restrictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Because most of MBIA Inc.’s assets are pledged against the obligations described above, the widening of credit spreads would have an adverse impact on the market value of these assets and increase collateralization requirements for the portfolio. The following table presents the estimated pre-tax change in the aggregate fair value of the asset/liability products business’ assets as of June 30, 2013 from instantaneous shifts in credit spread curves. This table assumes that all credit spreads move by the same amount; however, it is more likely that the actual changes in credit spreads will vary by investment sector and individual security. The table presents hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads.

	Change in Credit Spreads (Asset/Liability Products Business)
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$97	$32	$(30)	$(109)

During the second quarter of 2013, MBIA Inc. maintained three intercompany financing facilities to provide it with additional resources to meet its liquidity requirements within the asset/liability products business: the Asset Swap, the MBIA Insurance Corporation Secured Loan and the Conduit Repurchase Agreement. The MBIA Insurance Corporation Secured Loan expired in May of 2013. Refer to the preceding “Key Lending Agreements” section for a description of these facilities.

We believe that asset sales undertaken to date have reduced volatility in MBIA Inc.’s portfolio in the event of stressed market conditions. However, stressed credit market conditions could cause MBIA Inc. to have insufficient resources to cover collateral and/or other liquidity requirements. Management has identified certain actions to mitigate this risk. These contingent actions include: (1) accessing the capital markets; (2) additional sales of invested assets exposed to credit spread stress risk, which may occur at losses and increase MBIA Inc.’s net debt; (3) termination and settlement of interest rate swap agreements; and (4) other available advances from subsidiaries. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk. In the event that we cannot implement the contingent actions identified above to raise liquidity, we may have insufficient assets to make all payments on our obligations as they come due, which could result in a default by MBIA Inc. on its obligations and the potential for MBIA Corp., as guarantor of the investment agreements and GFL MTNs, to be called upon to satisfy obligations on those instruments as they come due. In addition, the Company expects that MBIA Inc. will generate sufficient cash to satisfy its net debt and its general corporate needs over time from distributions from its operating subsidiaries and by raising third-party capital, although there can be no assurance that such factors will generate sufficient cash to satisfy its net debt.

As of June 30, 2013, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $327 million and comprised cash and liquid assets of $278 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $49 million not pledged directly as collateral for its asset/liability products activities. As of December 31, 2012, MBIA Inc. had $239 million of cash and liquid assets comprising $170 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $69 million not pledged directly as collateral for its asset/liability products activities. We believe this liquidity position provides MBIA Inc. with sufficient funds to cover expected obligations at least through the next twelve months.

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

We believe the current liquidity position of MBIA Corp. is adequate to make expected future claim payments. MBIA Corp.’s liquidity position has been substantially strengthened as a result of the BofA Settlement Agreement, including the elimination of potential claims on the Bank of America/Merrill Lynch CMBS exposures and the execution of the Blue Ridge Secured Loan entered into in May of 2013. The liquidity position of MBIA Corp. has been stressed due to ongoing payments on second-lien RMBS exposures, payments on its remaining CMBS exposures and the payments to counterparties in consideration for the commutation of insured transactions, which have resulted in a substantial reduction of exposure and potential loss volatility. While MBIA Corp. has made and may in the future make payments to counterparties in consideration for the commutation of insured transactions, MBIA Corp.’s ability to commute insured transactions will depend on management’s assessment of available liquidity or ability to secure other sources of financing. Depending on the amounts of claims on policies issued by MBIA Corp., MBIA Corp. may not have sufficient liquid assets to pay such claims when due.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Payment requirements for the structured finance and international financial guarantee contracts fall into three categories: (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; and (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted, which payments are unscheduled and therefore more difficult to predict, and which category applies to most of the transactions on which we have recorded loss reserves. Insured transactions that require payment in full of the principal insured at maturity could present liquidity risks for MBIA Corp. since payment of the principal is due at maturity but any salvage could be recovered over time after payment of the principal amount. MBIA Corp. has insured transactions with substantial principal amounts due at maturity that are scheduled to mature in the near term. MBIA Corp. expects the transactions to be repaid on or prior to the maturity date. MBIA Corp. is generally required to satisfy claims within one to three business days, and as a result seeks to identify potential claims in advance through our monitoring process. While our financial guarantee policies generally cannot be accelerated, thereby helping to mitigate liquidity risk, the insurance of CDS contracts may, in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS contracts, be subject to termination by the counterparty, triggering a claim for the fair value of the contract. In order to monitor liquidity risk and maintain appropriate liquidity resources, we use the same methodology as we use to monitor credit quality and losses within our insured portfolio, including stress scenarios. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of our loss process.

Our structured finance and international insurance segment also requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes. Pursuant to Section 1307 of the NYIL and the Fiscal Agency Agreement governing MBIA Corp.’s surplus notes, any payment on the notes may be made only with the prior approval of the Superintendent of the NYSDFS “whenever, in his judgment, the financial condition of [MBIA Corp.] warrants” and payment may be made only out of MBIA Corp.’s “free and divisible surplus”. If these conditions are not met, MBIA Corp. is not be permitted to make any applicable interest payment and no default or event of default would occur under the Fiscal Agency Agreement or any of the Company’s other agreements. From the January 15, 2013 interest payment to the present, MBIA Corp.’s requests for approval of the note interest payments have been denied by the NYSDFS. In accordance with the terms of the Fiscal Agency Agreement, MBIA Corp. is required to provide, and has provided, notice to the Fiscal Agent that it has not made these scheduled interest payments. The deferred interest payments will become due on the first business day on or after which MBIA Corp. obtains approval to make such payments. No interest will accrue on the deferred interest. There can be no assurance that the NYSDFS will approve these or any subsequent interest payments, or that it will approve any principal payments at maturity or any optional redemption payment that MBIA Corp. may seek to make.

Since the fourth quarter of 2007 through June 30, 2013, MBIA Corp. has made $13.5 billion of cash payments, before reinsurance and collections and excluding LAE (including payments made to debt holders of consolidated VIEs), associated with second-lien RMBS securitizations and with commutations and claim payments primarily relating to CDS contracts. These cash payments include loss payments of $987 million made on behalf of MBIA Corp.’s consolidated VIEs. Of the $13.5 billion, MBIA Corp. has paid $6.9 billion of gross claims (before reinsurance and collections and excluding LAE) on policies insuring second-lien RMBS securitizations, driven primarily by an extensive number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. In addition, MBIA Corp. has paid $6.6 billion of gross settlement and claim payments (before reinsurance and collections and excluding LAE) on insured credit derivatives. Also, since the fourth quarter of 2007 through June 30, 2013, MBIA Corp. has collected $209 million of excess spread before reinsurance.

MBIA Corp. is seeking to enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations and has recorded a total of $1.1 billion of related expected recoveries on our consolidated balance sheets as of June 30, 2013, including expected recoveries recorded in our consolidated VIEs. To date, the Company has resolved or agreed to resolve substantially all of its claims related to ineligible loans, with the exception to those loans securitized by Credit Suisse Securities (USA) LLC, as discussed more fully in “Note 14: Commitments and Contingencies” in the Notes to Consolidated Financial Statements. However, there can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Such risks are contemplated in the scenarios we utilize to calculate these recoveries, which are recognized on our consolidated balance sheets. We collected our put-back claim against Bank of America in May of 2013, which substantially reduced our remaining consolidated expected recoveries. In May of 2013, MBIA Insurance Corporation also consented to a plan to resolve its claims against ResCap and certain of its affiliates. We anticipate that we will receive an initial distribution of funds from ResCap in late 2013, which will further substantially reduce our remaining consolidated expected recoveries. The plan is subject to bankruptcy court approval. This anticipated timeline may change in the course of events in the bankruptcy court plan confirmation process. Furthermore, there can be no assurance that the plan will ultimately be approved in its current form, or that MBIA will receive its expected recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of the ResCap agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

A portion of the commutation payments made since the fourth quarter of 2011 were financed through the National Secured Loan, which was paid in full and extinguished in May of 2013 in connection with the BofA Settlement Agreement and the settlement of Flagstar Bank’s put-back obligation. Future commutation payments may be financed through draws on the Blue Ridge Secured Loan. MBIA Insurance Corporation’s ability to repay the Blue Ridge Secured Loan and any accrued interest will be largely dependent on MBIA Corp.’s ability to collect on its future receivables, including its ability to successfully enforce its rights to have the mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from insured securitizations.

MBIA Corp. also insures third-party holders of our asset/liability products segment’s obligations. If we were unable to meet payment or collateral requirements associated with these obligations, the holders thereof could make claims under the MBIA Corp. insurance policies. In 2008, to provide additional liquidity to the asset/liability products business, MBIA Corp. lent $2.0 billion to the segment on a secured basis under the MBIA Insurance Corporation Secured Loan. In May 2012, the NYSDFS approved the maturity extension of the MBIA Insurance Corporation Secured Loan facility to May 2013 with a maximum outstanding amount of $450 million. This loan facility expired on May 3, 2013.

As of June 30, 2013, MBIA Corp. held cash and available-for-sale investments of $854 million, of which $92 million comprised cash and highly liquid assets. In connection with the BofA Settlement Agreement, MBIA Corp., entered into the Blue Ridge Secured Loan, which provides MBIA Corp. with an additional maximum amount of $500 million in liquidity. The Blue Ridge Secured Loan remained undrawn as of June 30, 2013. As of December 31, 2012, MBIA Corp. held cash and available-for-sale investments of $1.3 billion, of which $345 million comprised cash and highly liquid assets. We believe that MBIA Corp.’s liquidity resources, including expected cash inflows, will adequately provide for anticipated cash outflows. Depending on the amount of actual claims on the policies issued by MBIA Corp., including claims on insured exposures that in some cases may require large bullet payments, MBIA Corp. may not have sufficient liquid assets to pay such claims. In the event of unexpected liquidity requirements, we may have insufficient resources to meet our obligations or insufficient qualifying assets to support our surplus and reserves, and may seek to increase our cash holdings position by drawing on the Blue Ridge Secured Loan or raising external capital, and there can be no assurance that we will be able to draw on these additional sources of liquidity.

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

•

National has entered into certain intercompany transactions to support the liquidity needs of its affiliates. One of these transactions includes the Asset Swap through which National exchanges liquid assets with MBIA Inc. As a result of this transaction, National is subject to repayment risk, which may adversely affect its liquidity. In addition, changes in the market value of securities sold to National under its Asset Swap with the asset/liability products business may adversely affect its liquidity position if MBIA Inc. were unable to pledge additional eligible assets in order to meet minimum required collateral amounts.

National held cash and short-term investments of $1.9 billion as of June 30, 2013, which was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. As of December 31, 2012, National held cash and short-term investments of $470 million, of which $419 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Percent Change
In millions	2013	2012
Net cash provided (used) by:
Operating activities	$1,171	$(790)	n/m
Investing activities	(253)	2,445	-110%
Financing activities	(902)	(1,874)	-52%

n/m - Percent change not meaningful.

Operating activities

Net cash provided by operating activities increased for the six months ended June 30, 2013 when compared with the same period of 2012 primarily due to an increase in financial guarantee recoveries received and a decrease in interest paid, partially offset by an increase in loss and commutation payments for insured derivative contracts.

Investing activities

Net cash used by investing activities increased for the six months ended June 30, 2013 when compared with the same period of 2012 primarily due to an increase in the purchase of short-term investments and declines in the sale and redemption of fixed-maturity securities and redemptions of held-to-maturity investments.

Financing activities

Net cash used by financing activities decreased for the six months ended June 30, 2013 when compared with the same period of 2012 primarily due to decreases in payments for the retirement of debt related to our conduit segment, payments for securities sold under agreements to repurchase and payments for drawdowns of investment agreements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Our available-for-sale investments comprise high-quality fixed-income securities and short-term investments. As of June 30, 2013 and December 31, 2012, the fair values of our consolidated available-for-sale investments were $6.3 billion and $5.6 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of June 30, 2013 and December 31, 2012 were $928 million and $814 million, respectively.

In millions	As of June 30, 2013	As of December 31, 2012	Percent Change
Available-for-sale investments:
U.S. public finance insurance
Amortized cost	$4,527	$3,006	51%
Unrealized net gain (loss)	(53)	105	n/m

Fair value	4,474	3,111	44%

Structured finance and international insurance
Amortized cost	534	886	-40%
Unrealized net gain (loss)	13	22	-41%

Fair value	547	908	-40%

Corporate
Amortized cost	437	543	-20%
Unrealized net gain (loss)	(72)	(36)	100%

Fair value	365	507	-28%

Advisory services
Amortized cost	5	11	-55%
Unrealized net gain (loss)	-	-	-%

Fair value	5	11	-55%

Wind-down operations
Amortized cost	823	1,039	-21%
Unrealized net gain (loss)	37	20	85%

Fair value	860	1,059	-19%

Total available-for-sale investments:
Amortized cost	6,326	5,485	15%
Unrealized net gain (loss)	(75)	111	n/m

Total available-for-sale investments at fair value	6,251	5,596	12%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

In millions	As of June 30, 2013	As of December 31, 2012	Percent Change
Investments carried at fair value:
U.S. public finance insurance
Amortized cost	195	190	3%
Unrealized net gain (loss)	(7)	-	n/m

Fair value	188	190	-1%

Structured finance and international insurance
Amortized cost	25	27	-7%
Unrealized net gain (loss)	2	3	-33%

Fair value	27	30	-10%

Corporate
Amortized cost	50	38	32%
Unrealized net gain (loss)	(4)	(10)	-60%

Fair value	46	28	64%

Advisory services
Amortized cost	5	4	25%
Unrealized net gain (loss)	-	-	-%

Fair value	5	4	25%

Wind-down operations
Amortized cost	-	5	-100%
Unrealized net gain (loss)	-	-	-%

Fair value	-	5	-100%

Total investments carried at fair value:
Amortized cost	275	264	4%
Unrealized net gain (loss)	(9)	(7)	29%

Total investments carried at fair value	266	257	4%

Other investments at amortized cost:
U.S. public finance insurance operations segment	9	9	-%

Total other investments at amortized cost	9	9	-%

Consolidated investments at carrying value	$6,526	$5,862	11%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of June 30, 2013 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance		Structured Finance and International		Advisory Services		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Available-for-sale:
Aaa	$1,426	49%	$210	65%	$1	50%	$-	0%	$204	27%	$1,841	44%
Aa	905	31%	80	25%	-	0%	2	1%	110	15%	1,097	26%
A	434	15%	11	3%	1	50%	11	5%	207	27%	664	16%
Baa	115	4%	6	2%	-	0%	29	14%	201	27%	351	8%
Below investment grade	27	1%	15	5%	-	0%	157	72%	18	2%	217	5%
Not rated	6	0%	3	0%	-	0%	18	8%	15	2%	42	1%

Total	$2,913	100%	$325	100%	$2	100%	$217	100%	$755	100%	$4,212	100%
Short-term investments	1,555		220		2		146		103		2,026
Investments held at fair value	188		27		5		46		-		266
Other investments	15		2		1		2		2		22

Consolidated investments at carrying value	$4,671		$574		$10		$411		$860		$6,526

As of June 30, 2013, the weighted average credit quality of the Company’s available-for-sale investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations
Weighted average credit quality ratings	Aa	Aa	Aa	Below investment grade	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of June 30, 2013, Insured Investments at fair value represented $648 million or 10% of consolidated investments, of which $405 million or 6% of consolidated investments were Company-Insured Investments.

As of June 30, 2013, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range, and 3% of the total investment portfolio would be rated below investment grade in the Insured Investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The distribution of the Company’s Insured Investments by financial guarantee insurer as of June 30, 2013 is presented in the following table:

	U.S. Public Finance		Structured Finance and International		Corporate		Wind-Down Operations		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$-	0%	$-	0%	$110	2%	$118	2%	$228	4%
National	71	1%	-	0%	-	0%	106	2%	177	3%
Assured Guaranty Municipal Corp.	44	1%	-	0%	-	0%	124	2%	168	3%
Ambac Financial Group, Inc.	10	0%	-	0%	8	0%	24	0%	42	0%
FGIC	3	0%	2	0%	14	0%	6	0%	25	0%
Other	2	0%	-	0%	6	0%	-	0%	8	0%

Total	$130	2%	$2	0%	$138	2%	$378	6%	$648	10%

In purchasing Insured Investments, the Company independently assesses the underlying credit quality, structure and liquidity of each investment, in addition to the creditworthiness of the insurer. Insured Investments are diverse by sector, issuer and size of holding. The Company assigns underlying ratings to its Insured Investments without giving effect to financial guarantees based on underlying ratings assigned by Moody’s, or another external agency when a rating is not published by Moody’s. When an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment. A downgrade of a financial guarantee insurer will likely have an adverse effect on the fair value of investments insured by the downgraded financial guarantee insurer. If MBIA determines that declines in the fair values of Insured Investments are other-than-temporary, the Company will record a realized loss through earnings.

The underlying ratings of the Company-Insured Investments as of June 30, 2013 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Corporate	Wind-down Operations	Total
Underlying Ratings Scale
National:
Aa	$30	$-	$-	$14	$44
A	41	-	-	16	57
Baa	-	-	-	76	76

Total National	$71	$-	$-	$106	$177

MBIA Corp.:
Aa	$-	$-	$-	$56	$56
A	-	-	-	12	12
Baa	-	-	4	50	54
Below investment grade	-	-	106	-	106

Total MBIA Corp.	$-	$-	$110	$118	$228

Total MBIA Insured Investments	$71	$-	$110	$224	$405

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of June 30, 2013, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range, the weighted average rating of only the Company-Insured Investments was in the Baa range, and investments rated as below investment grade in the Company-Insured Investments were 3% of the total consolidated investment portfolio.

Impaired Investments

As of June 30, 2013 and December 31, 2012, we held impaired available-for-sale investments (investments for which fair value was less than amortized cost) with a fair value of $2.9 billion and $1.3 billion, respectively.

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

Debt Obligations

Principal payments due under our debt obligations in the six months ending December 31, 2013 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. The repayment of principal on our surplus notes is reflected in 2018, which is the next call date. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates. During July of 2013, we redeemed $150 million par value outstanding of MTNs issued by our conduit segment. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of June 30, 2013, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of June 30, 2013
In millions	Six Months Ending December 31, 2013	2014	2015	2016	2017	Thereafter	Total
Structured finance and international insurance segment:
Variable interest entity notes	$220	$370	$441	$342	$408	$4,056	$5,837
Surplus notes	-	-	-	-	-	940	940
Corporate segment:
Long-term debt	-	-	-	-	-	584	584
Asset/liability products segment:
Investment agreements	40	140	46	51	60	524	861
Medium-term notes	16	31	247	125	53	1,833	2,305
Conduit segment:
Medium-term notes	150	-	-	-	-	149	299

Total	$426	$541	$734	$518	$521	$8,086	$10,826

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

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2013 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$(122)	$(58)	$(16)	$(7)	$(23)	$(44)

Foreign Exchange Sensitivity

Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2013 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(60)	$(30)	$30	$60

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2013 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. National’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$(61)	$21	$(36)	$(140)

Credit Derivatives Sensitivity

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. All these transactions were insured by the Company’s structured finance and international insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of June 30, 2013, approximately 28% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s wind-down operations entered into single-name CDSs as part of its asset management activities.

In the first six months of 2013, the Company has observed a tightening of its own credit spreads. As changes in fair value can be caused by factors unrelated to the performance of MBIA’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting will cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of June 30, 2013. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$859	$331	$83	$-	$(83)	$(333)	$(1,032)
Estimated net fair value	$(789)	$(1,317)	$(1,565)	$(1,648)	$(1,731)	$(1,981)	$(2,680)

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

The Company uses collateral prices as an input into the Direct Price Model for certain multi-sector insured CDOs, a sensitivity analysis below shows the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivatives portfolio of a 10% and 20% change in collateral prices as of June 30, 2013.

	Change in Collateral Prices
	(Structured Finance and International Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$6	$3	$-	$(3)	$(6)
Estimated net fair value	$(1,642)	$(1,645)	$(1,648)	$(1,651)	$(1,654)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivatives portfolio of a one and three notch rating change in the credit quality as of June 30, 2013. A notch represents a one step movement up or down in the credit rating.

	Change in Credit Ratings
	(Structured Finance and International Insurance)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$835	$189	$-	$(208)	$(853)
Estimated net fair value	$(813)	$(1,459)	$(1,648)	$(1,856)	$(2,501)

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of June 30, 2013.

	Change in Recovery Rates
	(Structured Finance and International Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$174	$84	$-	$(78)	$(151)
Estimated net fair value	$(1,474)	$(1,564)	$(1,648)	$(1,726)	$(1,799)

Accounting principles for fair value measurements require the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insured credit derivative portfolio using upfront credit spreads of 0%, an increase of 7 percentage points, and an increase of 15 percentage points. The actual upfront spread used in the valuation as of June 30, 2013 ranged from -0.06% to 13.50% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA’s Upfront Credit Spread
	(Structured Finance and International Insurance)
In millions	Increase by 15 Percentage Points	Increase by 7 Percentage Points	No Change	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$312	$146	$-	$(109)
Estimated net fair value	$(1,336)	$(1,502)	$(1,648)	$(1,757)

With the inclusion of the MBIA recovery rate in the calculation of nonperformance risk for the Company’s insured credit derivatives portfolio, the following sensitivity table presents the estimated pre-tax change in fair value of insured credit derivatives due to changes in that recovery rate. The values shown below reflect an approximate trading range of the MBIA recovery rate.

	MBIA’s Recovery Rate
	(Structured Finance and International Insurance)
In millions	Decrease to 30 Percentage Points	No Change	Increase to 60 Percentage Points
Estimated pre-tax net gains (losses)	$7	$-	$(6)
Estimated net fair value	$(1,641)	$(1,648)	$(1,654)

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of the Company’s litigation and related matters, see “Note 14: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part I, Item 1. In the normal course of operating its businesses, MBIA Inc. may be involved in various legal proceedings. As a courtesy, the Company posts on its website under the section “Legal Proceedings,” selected information and documents in reference to selected legal proceedings in which the Company is the plaintiff or the defendant. The Company will not necessarily post all documents for each proceeding and undertakes no obligation to revise or update them to reflect changes in events or expectations. The complete official court docket can be publicly accessed by contacting the clerk’s office of the respective court where each litigation is pending.

Item 1A. Risk Factors

References in the risk factors to the “Company” are to MBIA Inc., together with its domestic and international subsidiaries. References to “we,” “our” and “us” are to MBIA Inc. or the Company, as the context requires. Our risk factors are grouped into categories and are presented in the following order: “Insured Portfolio Loss Related Risk Factors”, “Capital, Liquidity and Market Related Risk Factors”, “Strategic Plan Related Risk Factors” and “General Risk Factors”. Risk factors are listed in order of significance within each category. These risk factors and their order of significance supersede the risk factors discussed under “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

Insured Portfolio Loss Related Risk Factors

Deteriorating performance of CMBS and CRE loans in our structured finance insured portfolio due to adverse developments in the CRE segment of the credit markets may materially and adversely affect our financial condition, results of operations and future business.

MBIA Corp. has insured a substantial amount of credit default swaps (“CDS”) contracts that are backed by structured commercial mortgage-backed securities (“CMBS”) pools and commercial real estate (“CRE”) collateralized debt obligations (“CDOs”). Through June 30, 2013 we have recorded impairments and loss adjustment expense (“LAE”) of $4.0 billion (including $399 million of impairments and LAE in the first six months of 2013) related to CMBS and CRE exposure. In addition, for the six months ended June 30, 2013, MBIA Corp. incurred $38 million benefit of losses and LAE recorded in earnings related to CRE CDO financial guarantee insurance policies. MBIA Corp. has experienced ratings erosion in the total CMBS collateral underlying our insured static pools. Whereas approximately 18% of the total CMBS collateral underlying the pools outstanding as of June 30, 2013 was originally rated BBB and below and approximately 48% was originally rated AAA, approximately 69% of the total CMBS collateral underlying these pools as of June 30, 2013 was rated below investment grade.

Currently, we insure four static CMBS pools that were originally insured in 2006 and 2007, and in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower. Total gross par outstanding on these pools was $837 million as of June 30, 2013. Additionally, we insure two static CMBS pools, totaling $3.0 billion of gross par outstanding as of June 30, 2013, that were originally insured in 2007, and are comprised of CMBS collateral which was originally rated A. If the economy does not continue to improve, it is possible that we will experience severe losses on these transactions, particularly if the underlying loans are unable to pay off at their expected maturity dates. During the first six months of 2013, material claims were presented on a CMBS pool transaction by a counterparty and we expect further claims on this exposure. Although we believe MBIA Corp. will have adequate resources to pay expected claims, there can be no assurance that this will be the case.

Ultimate loss rates remain uncertain, and we have recorded additional impairments on our insured CMBS portfolio every quarter since the beginning of 2010 as actual deterioration has been more than expected during that time period. It is possible that we will experience severe losses or near-term liquidity needs due to increased deterioration in our insured CMBS portfolio or our failure to commute the policies, primarily on the four static CMBS pools in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower, in particular if macroeconomic stress escalates, there is a new recession, increased delinquencies, higher levels of liquidations of delinquent loans, and/or higher severities of loss upon liquidation. Furthermore, MBIA Corp.’s guarantees of structured CMBS pools generally are in the form of CDS referencing the CMBS bonds in static pooled transactions, and the same CMBS bonds may be referenced in multiple pools. Accordingly, a collateral failure on a small number of CMBS bonds may require MBIA Corp. to make payments on several insured CDS transactions. In the event MBIA Corp. fails to make these payments, MBIA Corp.’s CDS contract obligations could be accelerated, which could materially and adversely affect our financial condition and results of operations.

Item 1A.	Risk Factors (continued)

Continued poor performance of ineligible loans in the transactions that we insured in the residential mortgage sector and any delay or failure in collecting expected recoveries may materially and adversely affect our financial condition, results of operations and future business.

As of June 30, 2013, we recorded expected receipts of $806 million (on a present value basis) from excess spread (the difference between interest inflows on assets and interest outflows on liabilities) in our second-lien RMBS transactions, in reimbursement of our past and future expected claims. Of this amount, $682 million is included in “Insurance loss recoverable” and $124 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. The amount of excess spread depends on future interest rates, borrower refinancing and defaults. There can be no assurance that the $806 million will be received in its entirety or in the expected timeframe.

In addition, we continue to be exposed to risk of losses as a result of poor performance of ineligible loans included in our insured second-lien residential mortgage-backed securities (“RMBS”) transactions, including transactions where we have reached settlements with the sellers/servicers but continue to insure the transaction. Furthermore, Credit Suisse continues to breach its obligations under the relevant contracts to repurchase, replace or cure ineligible mortgage loans. We believe that the inclusion of these ineligible mortgage loans has substantially contributed to the RMBS losses that the Company has incurred to date. Since the fourth quarter of 2007, MBIA Corp. has paid $6.9 billion of claims before reinsurance and collections, excluding LAE and including $987 million of claims made on behalf of consolidated variable interest entities (“VIEs”), on policies insuring second-lien RMBS securitizations. Losses in these transactions and in other transactions due to the inclusion of ineligible loans could continue. In sizing loss reserves relating to these transactions, we take into account expected recoveries from those sellers/servicers arising from our contractual rights of put-back of ineligible loans. As of June 30, 2013, we recorded estimated recoveries of $1.1 billion related to insured transactions. The recovery amount is based upon a number of factors, including an assessment of the financial abilities of the sellers/servicers using external credit ratings. The impact of such factors on cash flows related to expected recoveries is incorporated into the Company’s probability-weighted scenarios.

Finally, although we sought to underwrite RMBS and other structured finance transactions with levels of subordination and other credit enhancements designed to protect us from loss in the event of poor performance of the underlying assets collateralizing the securities, the misrepresentations concerning the quality of the collateral backing those transactions has rendered insufficient the original level of subordination and other credit enhancements to prevent losses. No assurance can be given that any remaining credit enhancements will prove to be adequate to protect us from incurring additional material losses.

There can be no assurance that we will be successful, or that we will not be delayed, in realizing our remaining estimated loan put-back recoveries of $1.1 billion, or $736 million net of reinsurance and income taxes, which is 24% of the consolidated total shareholders’ equity of MBIA Inc., excluding preferred stock of subsidiary and noncontrolling interest.

As of June 30, 2013, we have recognized remaining estimated loan put-back recoveries of $1.1 billion related to our insured transactions. As of June 30, 2013, the estimated loan put-back recoveries net of reinsurance and income taxes are $736 million, which is 24% of the consolidated total shareholders’ equity of MBIA Inc., excluding preferred stock of subsidiary and noncontrolling interest. If we fail to ultimately realize the expected recoveries, our current loss reserve estimates may not be adequate for MBIA Corp. to cover potential claims, and MBIA Corp. may have insufficient resources to meet its obligations.

To date, the Company has resolved substantially all of its claims related to ineligible loans with the exception to those loans securitized by Credit Suisse and included in the home equity mortgage trust securitization. The Company’s assessment of the ineligibility of individual mortgage loans has been challenged by Credit Suisse in litigation and there is no assurance that the Company’s determinations will prevail, or that the Company will be successful in collecting its estimated recoveries. Estimated recoveries may differ from realized recoveries due to the uncertainty of litigation, the cost of litigation, error in determining breach rates, counterparty credit risk, the potential for delay and other sources of uncertainty. In addition, the litigation may take several years to resolve, during which time we will be required to pay losses on the subject transaction.

We have also recorded substantial recoveries related to put-backs against two wholly-owned subsidiaries of Residential Capital, LLC (“ResCap”), GMAC Mortgage, LLC (“GMAC”) and Residential Funding Company, LLC (“RFC”), whose ultimate parent company is Ally Financial Inc. (“Ally”). On May 14, 2012, ResCap, RFC and GMAC each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As of May 23, 2013, Ally, ResCap, RFC, GMAC and the Consenting Claimants (which includes the Company), among other parties, executed a term sheet and supplemental term sheet agreeing to, among other things, a settlement amount of $796 million (based upon an estimate of estate values at the time of the agreement, which are subject to change) to be paid to the Company as part of a proposed plan to resolve claims against Ally and RFC, GMAC and ResCap. The settlement and anticipated recoveries are consistent with the put-back recoveries recorded by the Company. In June of 2013, the bankruptcy court issued a Memorandum Opinion approving the plan support agreement. The plan support agreement is now subject to voting by creditors as well as a confirmation hearing by the bankruptcy court, which is anticipated in the fall of 2013. MBIA expects an initial distribution of funds to the Company and other claimants in late 2013. This anticipated timeline may change in the course of events in the bankruptcy court plan confirmation process. Furthermore, there can be no assurance that the plan will ultimately be confirmed in its current form, or that MBIA will receive its expected recoveries.

Item 1A.	Risk Factors (continued)

Continued poor performance of RMBS and ABS CDOs in our structured finance insured portfolio due to adverse developments in the residential mortgage sector and the broader economy may materially and adversely affect our financial condition, results of operations and future business.

The Company is exposed to credit risks in our portfolio that have arisen from the deterioration and continued poor performance of certain segments of the credit markets, particularly our RMBS and CDOs of asset-backed securities (“ABS”) portfolios, which has led to the deterioration in the quality of assets and the collection of cash flows from such assets within structured securities that we have guaranteed. Beginning in the second half of 2007, deterioration of the global credit markets coupled with the re-pricing of credit risk created extremely difficult market conditions and volatility in the credit markets. The concerns on the part of market participants were initially focused on the subprime segment of the United States (“U.S.”) mortgage-backed securities market and expanded to include a broad range of mortgage and asset-backed and other fixed-income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. The deterioration in the credit markets was accompanied by a severe economic recession precipitated, in part, by the collapse of U.S. residential home prices. The U.S. economy continues to show sluggish growth in the employment, housing and financial sectors. While many segments of the global credit markets and the economy have since recovered, the performance of certain credits we insure, in particular RMBS and CDOs of ABS have deteriorated significantly since 2007 and those credits continue to perform poorly.

In the first six months of 2013, we recorded $258 million of losses and LAE in our structured finance portfolio before the $447 million benefit related to an increase in recoveries of ineligible mortgage loans and before the elimination of a $69 million benefit as a result of consolidating VIEs. Furthermore, since the fourth quarter of 2007, we have recorded losses and LAE of $1.9 billion, before the elimination of a $98 million benefit as a result of consolidating VIEs, (including a benefit of $189 million in the first six months of 2013 before the elimination of a $69 million benefit as a result of consolidating VIEs) related to insured second-lien RMBS exposures. We have made $6.9 billion of claims payments before reinsurance and collections, excluding LAE and including $987 million of claims on behalf of consolidated VIEs. In addition, to date, we have recorded losses and LAE expense of $392 million, before the elimination of a $65 million expense as a result of consolidating VIEs (including a $74 million benefit in the first six months of 2013 before the elimination of a $26 million benefit as a result of consolidating VIEs), on the financial guarantee CDOs of ABS and could continue to experience poor performance in some of the structured finance securities we insure and losses on these portions of our insured portfolio.

Our ability to implement our risk reduction and liquidity strategies is dependent on our ability to draw on our credit facility, collect expected put-back recoveries, and obtain regulatory approvals.

In recent years key components of our strategy have included commuting volatile insured exposures, purchasing instruments issued or guaranteed by us in order to reduce future expected economic losses and managing the liquidity requirements and risk in our insured portfolios and asset/liability products segment. In order to implement this strategy, we put in place intercompany agreements that allocate liquidity resources among our entities in order to fund commutations and provide liquidity where needed. The intercompany agreements with our insurance subsidiaries have required the approval of the New York State Department of Financial Services (“NYSDFS”) and are described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity––Key Lending Agreements” in Part I, Item 2 of this Form 10-Q.

In addition, during the second quarter of 2013, MBIA Insurance Corporation entered into a $500 million three-year secured revolving credit agreement with Blue Ridge Investments, L.L.C., an affiliate of Bank of America (the “Blue Ridge Secured Loan”), which is required to be prepaid with, among other things, proceeds from any put-back recoveries. MBIA Corp. expects to rely on available borrowings under the Blue Ridge Secured Loan and put-back recoveries to fund commutations and other expenses. If MBIA Corp.’s access to the Blue Ridge Secured Loan or other financing were unavailable, reduced or were to become significantly more expensive for any reason, including, without limitation, due to its inability to meet any condition in the facility, it may not have sufficient liquidity to commute volatile exposures or to meet its obligations generally. In addition, if it is unable to collect expected put-back recoveries prior to the termination of the facility and is not able to refinance the facility, it may not be able to repay its borrowings.

Our counterparties may also request as a condition to commuting their policies with us that the transaction receive approval from the NYSDFS or the United Kingdom Prudential Regulation Authority. There can be no assurance that we will be able to obtain such approvals. In the event that we do not obtain such regulatory approvals, we do not expect to be able to effect additional commutations of volatile exposures.

Item 1A.	Risk Factors (continued)

Finally, if we do not obtain approvals to draw on intercompany financing, MBIA Inc. may not have sufficient assets to meet its collateral posting requirements and other liquidity needs, as described further under “Adverse developments in the credit markets may materially and adversely affect MBIA Inc.’s ability to meet liquidity needs.” Furthermore, in connection with obtaining required insurance regulatory approvals to enter into certain transactions, MBIA Inc. and its insurance subsidiaries have agreed, and may in the future agree, to comply with certain conditions, including providing notice to the NYSDFS prior to entering into transactions or taking other corporate actions (such as paying dividends when applicable statutory tests are satisfied), that would not otherwise require regulatory approval.

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

Losses on second-lien RMBS caused by the large number of ineligible mortgage loans included in second-lien RMBS securitizations that we insured as well as unprecedented volatility in the credit markets that began in the fourth quarter of 2007 have caused us to increase our loss projections substantially several times especially for second-lien RMBS transactions, where expected losses are significantly greater than originally projected and in many cases exceed the worst historical losses in this category. As a result, historical loss data may have limited value in predicting future second-lien RMBS losses. Moreover, in sizing loss reserves with respect to our insured transactions, we take into account expected recoveries from sellers/servicers of the transactions arising from our contractual rights of put-back of ineligible loans, and these estimated recoveries may differ from realized recoveries due to the outcome of litigation, the cost of litigation, error in determining breach rates, counterparty credit risk, the potential for delay and other sources of uncertainty. In addition, we recorded our first credit impairments related to CMBS and CRE exposure in 2010, and have increased our credit impairments on these exposures during each subsequent quarter as a result of the deterioration of our CMBS and CRE portfolio and the increased cost of commuting our exposures. While our credit impairments reflect our current estimate of ultimate losses, if the deterioration of the CRE market worsens, we could incur substantial additional losses on our CMBS and CRE portfolio in excess of these estimates.

Future deterioration in the performance of RMBS, CMBS, ABS CDOs or other obligations we insure or reinsure could lead to the establishment of additional loss reserves or impairments and further losses or reductions in income. There can be no assurance that the estimates of probable and estimable losses are accurate. Actual paid claims could exceed our estimate and could significantly exceed our loss reserves. If our loss reserves are not adequate to cover actual paid claims, our results of operations and financial condition could be materially adversely affected.

Economic conditions in the United States and the Eurozone may materially adversely affect our business and results of operations.

Our results of operations are materially affected by general economic conditions, both in the U.S. and elsewhere around the world. While the U.S. economy has consistently grown since the fourth quarter of 2009 and many segments of the global capital markets have recovered from the financial crisis that began in the second half of 2007, markets have continued to experience periods of extreme volatility, and economic activity in Europe remains weak. While we do not insure any direct European sovereign debt, our indirect European sovereign debt exposure totaled $7.7 billion as of June 30, 2013 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned entities that are supported by a sovereign state, region or department. Of the $7.7 billion of insured gross par outstanding, $785 million, $601 million, and $249 million related to Spain, Portugal, and Ireland, respectively. The remaining $6.1 billion related to the United Kingdom. A default by one or more sovereigns, or sovereign-related or sub-sovereign entities that rely on sovereign support, could have an adverse effect on our insured and investment portfolios. Moreover, budget deficits at all levels of government in the U.S., continued concerns over the availability and cost of credit for certain borrowers, austerity measures imposed by certain European governments and slowdowns in certain international economies have contributed to diminished expectations for certain parts of the global economy and certain markets going forward.

Item 1A.	Risk Factors (continued)

Losses resulting from poor economic conditions and the related weak performance of RMBS (including due to the inclusion of ineligible loans in second-lien RMBS we insured), ABS CDOs and CMBS, have adversely impacted, and continue to impact our results and financial condition. In addition, recessions, increases in corporate, municipal, sovereign, sub-sovereign or consumer default rates and other general economic conditions may adversely impact the Company’s prospects for future business, as well as the performance of our insured portfolios and the Company’s investment portfolio. In addition, public finance obligations supported by specified revenue streams, such as revenue bonds issued by toll road authorities, municipal utilities or airport authorities, may be adversely affected by revenue declines resulting from economic recession, reduced demand, changing demographics or other factors.

Termination payments on insured credit derivatives could present a material liquidity risk.

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

Structured finance obligations contain certain risks including servicer risk, which relates to problems with the transaction servicer (the entity which is responsible for collecting the cash flow from the asset pool) that could affect the servicing and performance of the underlying assets. Structural risks primarily involve bankruptcy risks, such as whether the servicer of the assets may be required to delay the remittance of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings. Structured finance transactions are usually structured to reduce the risk to the investors from the bankruptcy or insolvency of the servicer. The ability of the servicer to properly service and collect on the underlying assets can contribute to the performance of a transaction. In addition, the lawsuit we have filed against Credit Suisse alleges that the servicer has failed to perform its duties as contractually required.

Some of the state and local governments and finance authorities that issue public finance obligations we insure are experiencing unprecedented fiscal stress that could result in increased credit losses or impairments on those obligations.

We have historically experienced low levels of defaults in our U.S. public finance insured portfolio, including during the financial crisis that began in mid-2007. However, many state and local governments that issue some of the obligations we insure have reported unprecedented fiscal stress that has required them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While there has been some support provided by the U.S. federal government designed to provide aid to state and local governments, certain state and local governments remain under extreme financial stress. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, cut spending, or receive federal assistance, we may experience losses or impairments on those obligations, which could materially and adversely affect our business, financial condition and results of operations. In particular, an increasing number of municipalities are experiencing severe financial stress and, as a consequence, more municipal issuers are considering filing for protection under Chapter 9 of the United States Bankruptcy Code. The outcome of a Chapter 9 proceeding is unpredictable and could result in impairments on a greater number of general obligation bonds and other insured transactions.

Item 1A.	Risk Factors (continued)

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

General global unrest, fraud, terrorism, catastrophic events, natural disasters, pandemics or similar events could disrupt the economy in the U.S. and the other countries where we have insured exposure or operate our businesses and could have a direct material adverse impact on certain industries and on general economic activity. Furthermore, in certain jurisdictions outside the U.S. we face higher risks of governmental intervention through nationalization or expropriation of assets, an inability to enforce our rights in court or otherwise and corruption, which may cause us to incur losses on the assets we insure or reputational harm. The Company has exposure in certain sectors that could suffer increased delinquencies and defaults as a direct result of these types of events. Moreover, we are exposed to correlation risk as a result of the possibility that multiple credits will experience losses as a result of any such event or series of events, in particular exposures that are backed by revenues from business and personal travel, such as aircraft securitizations and bonds backed by hotel taxes and car rental fleet securitizations. To the extent that certain corporate sectors may be vulnerable to credit deterioration and increased defaults in the event of future global unrest, CDOs backed by pools of corporate debt issuances in those stressed sectors could also be adversely impacted.

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

Capital, Liquidity and Market Related Risk Factors

Continuing elevated loss payments and ongoing delays in our ability to realize expected recoveries on insured RMBS transactions as well as certain other factors may materially and adversely affect MBIA Corp.’s ability to meet liquidity needs, which could in turn have an adverse impact on the Company.

As an insurance company MBIA Corp. is particularly sensitive to liquidity risk, which is the probability that an enterprise will not have sufficient resources to meet contractual payment obligations when due. Management of liquidity risk is of critical importance to financial services companies, and most failures of financial institutions have occurred in large part due to their inability to maintain sufficient liquidity resources under adverse circumstances. Generally, lack of sufficient resources results from an enterprise’s inability to sell assets at values necessary to satisfy payment obligations, the inability to access new capital and/or an unexpected acceleration of payments required to settle liabilities.

Item 1A.	Risk Factors (continued)

The effects of the credit crisis which began in the subprime segment of the U.S. mortgage-backed securities market and spread to a wide range of financial institutions and markets, asset classes, sectors and countries, have caused the Company to experience material increased liquidity risk pressures. In particular, since the fourth quarter of 2007, MBIA Corp. has paid $6.9 billion of claims before reinsurance and collections, excluding LAE and including $987 million of claims made on behalf of consolidated VIEs, on policies insuring second-lien RMBS securitizations, which we believe were driven by a substantial number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. Furthermore, since the fourth quarter of 2007, total credit impairments on insured derivatives were estimated at $6.0 billion across 73 CDO insured issues, inclusive of 70 insured issues for which we made settlement and claim payments of $5.7 billion, net of reinsurance and collections. Accordingly, we expect to realize additional net losses of $283 million. If current trends worsen and result in substantial defaults and losses on the underlying loans, we could incur substantial additional losses on our insured exposures in the future. In addition, portions of MBIA Corp.’s outstanding insured portfolio have exhibited high degrees of payment volatility and continue to pose material liquidity risk to MBIA Corp.

Management’s expected liquidity and capital forecasts for MBIA Corp. for 2013 reflect adequate resources to pay expected claims. In addition, MBIA Corp. can borrow under the Blue Ridge Secured Loan and use its expected recoveries from the ResCap agreement to pay claims. However, there is risk to the liquidity forecast as the Company’s second-lien RMBS and remaining insured CMBS pools are potentially volatile. There are risks to the capital forecast due to those potential liabilities, potential volatility in the collection of put-back recoverables and potential volatility associated with remaining ABS CDO exposures. Further, the remaining insured portfolio, aside from these exposures, could deteriorate and result in loss reserves and claim payments. While management believes MBIA Corp. will have adequate resources to pay expected claims, if it experiences higher than expected claims payments or is unable to commute exposures that represent substantial risk to the Company, it may ultimately have insufficient resources to continue paying claims, which could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding. An MBIA Insurance Corporation proceeding could accelerate certain of the Company’s other obligations and have other adverse consequences.

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

Liquidity risk to MBIA Inc. is primarily a result of the following factors:

•

Currently, the majority of the cash and securities of MBIA Inc. is pledged against investment agreement liabilities, intercompany financing arrangements and derivatives, which limit its ability to raise liquidity through asset sales. A significant portion of MBIA Inc.’s assets that are pledged against intercompany financing arrangement liabilities are structured finance securities which have been particularly susceptible to price fluctuations during periods of market volatility. In addition, if the market value or rating eligibility of the assets which are pledged against MBIA Inc.’s obligations were to decline, we would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. In such event, we may sell additional assets, potentially with substantial losses, finance unencumbered assets through intercompany facilities, or use free cash or other assets, in some cases with NYSDFS approval, although there can be no assurance that these strategies will be available or adequate to meet liquidity requirements.

•

The timing and amount of cash inflows from dividends paid by MBIA’s principal operating subsidiaries is uncertain. See “Our holding company structure and certain regulatory and other constraints could affect our ability to pay dividends and make other payments” below.

Stressed credit market conditions could cause MBIA Inc. to have insufficient resources to cover collateral and/or other liquidity requirements. Management has identified certain actions to mitigate this risk. These contingent actions include: (1) accessing the capital markets, which may not be open to us on favorable terms, or at all; (2) additional sales of invested assets exposed to credit spread stress risk, which may occur at losses and increase the deficit of invested assets to liabilities; (3) termination and settlement of interest rate swap agreements; and (4) other available advances from subsidiaries. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk. In the event that we cannot implement the contingent actions identified above to raise liquidity, or eliminate the deficit, we may have insufficient assets to make all payments on our obligations as they come due, which could result in a default by MBIA Inc. on its obligations and the potential for MBIA Corp., as guarantor of the investment agreements and MBIA Global Funding, LLC medium-term notes (“MTNs”), to be called upon to satisfy obligations on those instruments as they come due.

Item 1A.	Risk Factors (continued)

An inability to access capital could adversely affect our business, operating results and financial condition and ultimately adversely affect liquidity.

The Company’s access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including (i) the long-term debt ratings of the Company, (ii) the insurance financial strength ratings and long-term business prospects of our insurance companies, (iii) the perceptions of the financial strength of our insurance companies and MBIA Inc. and (iv) the outcome of our undertakings to collect recoveries in connection with ineligible mortgage loans in our insured RMBS securitizations. Our debt ratings are influenced by numerous factors, either in absolute terms or relative to our peer group, such as financial leverage, balance sheet strength, capital structure and earnings trends. If we cannot obtain adequate capital on favorable terms or at all, our business, future growth, operating results and financial condition could be adversely affected. While MBIA Corp. currently maintains a credit facility, there can be no assurance that replacement facilities will be available in the future on favorable terms or at all. Refer to “Our ability to implement our risk reduction and liquidity strategies is dependent on our ability to draw on our credit facility, collect expected put-back recoveries, and obtain regulatory approvals” above. The inability to obtain adequate replacement capital on favorable terms or at all could have an adverse impact on the Company’s business and financial condition.

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

Under New York law, National and MBIA Corp. may generally pay stockholder dividends only out of statutory earned surplus and subject to additional limits, as described in “Business—Insurance Regulation” in Part I, Item 1 and “Note 14: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves as of September 30, 2011, December 31, 2011 and March 31, 2012, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends in the near term. While National had dividend capacity as of June 30, 2013, in connection with the approval of the December 31, 2011 MBIA Insurance Corporation contingency reserve release, the Company has agreed that National would not pay dividends without the prior approval of the NYSDFS prior to July 19, 2013. In addition, as a condition to the NYSDFS’s approval of the asset swap between MBIA Inc. and National, the NYSDFS requested that, until the notional amount of the Asset Swap has been reduced to 5% or less of National’s admitted assets, each of MBIA Inc., MBIA Insurance Corporation and National provide the NYSDFS with three months prior notice, or such shorter period as the NYSDFS may permit, of its intent to initiate cash dividends on shares of its common stock. National has provided the NYSDFS with such notice, and intends to pay a dividend during the fourth quarter of 2013 following the expiration of the three month notice period, or at such earlier time as the NYSDFS may permit, although there can be no assurance that National will ultimately make this payment.

Dividend payments by MBIA UK and MBIA Mexico to MBIA Insurance Corporation are also limited by laws and regulatory consideration in their respective jurisdictions. The inability of our insurance companies to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could affect our ability to repay our debt and have a material adverse effect on our operations.

Item 1A.	Risk Factors (continued)

MBIA Inc. has long-term debt, MTNs, investment agreements and derivative liabilities in excess of its cash, investments at amortized cost and tax receivables.

As of June 30, 2013 and December 31, 2012, the combined net debt of MBIA Inc.’s corporate segment and asset/liability products segment, which primarily comprised long-term debt, MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost and a tax receivable from subsidiaries, totaled $1.3 billion and $1.2 billion, respectively. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its net debt over time from distributions from its operating subsidiaries and by raising third-party capital, although there can be no assurance that such factors will generate sufficient cash to satisfy its net debt.

We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of June 30, 2013, we had $1.5 billion of consolidated long-term debt, $1.6 billion of consolidated medium-term note liabilities and $775 million of consolidated investment agreement liabilities. Our substantial indebtedness and other liabilities could have material consequences, including:

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

Our insurance companies are subject to various statutory and regulatory restrictions that require them to maintain qualifying investments to support their reserves and minimum surplus. Furthermore, our insurance companies may be restricted from making commutation or other payments if doing so would cause them to fail to meet such requirements, and the NYSDFS may impose other remedial actions on us as described further below to the extent the Company does not meet such requirements. While National currently satisfies its statutory capital requirements, as of June 30, 2013, MBIA Corp. had a deficit of $322 million of qualifying assets required to support its contingency reserves. The deficit was caused by MBIA Corp.’s sale of liquid assets in order to make claim payments and the failure of certain RMBS sellers/servicers to honor their contractual obligations to repurchase ineligible mortgage loans from securitizations the Company insured. The deficit is expected to grow due to additional commutation and claim payments until such time as MBIA Corp. collects additional put-back recoveries. The Company has reported the deficit to the NYSDFS. MBIA Corp. has requested approval from the NYSDFS to release an aggregate of $322 million of contingency reserves, which was disapproved by the NYSDFS. Prior to September 30, 2012, MBIA Corp. released to surplus an aggregate of $1.1 billion of contingency reserves pursuant to approvals granted by the NYSDFS in accordance with the New York Insurance Law during 2011 and 2012. Absent these releases MBIA Corp. would have had deficits of qualifying assets to meet its contingency reserve requirements.

Additionally, under New York law, the Superintendent of the NYSDFS may apply for an order directing the rehabilitation or liquidation of a domestic insurance company under certain circumstances, including upon the insolvency of the company, if the company has willfully violated its charter or New York law or if the company is found, after examination, to be in such condition that further transaction of business would be hazardous to its policyholders, creditors or the public. The Superintendent of the NYSDFS may also suspend an insurer’s license, restrict its license authority, or limit the amount of premiums written in New York if, after a hearing, the Superintendent of the NYSDFS determines that the insurer’s surplus to policyholders is not adequate in relation to its outstanding liabilities or financial needs. If the Superintendent of the NYSDFS were to take any such action with respect to National or MBIA Insurance Corporation, it would likely result in the reduction or elimination of the payment of dividends to MBIA Inc.

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

Since changes in fair value can be caused by factors unrelated to the performance of our business and structured finance credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposure, the application of fair value accounting may cause our earnings to be more volatile than would be suggested by the underlying performance of our business operations and structured finance credit portfolio. Furthermore, volatility in our asset values, loss reserves, impairments or fair value of insured credit derivatives could cause our shareholders’ equity, and/or that of MBIA Corp., to be negative under accounting principles generally accepted in the United States of America (“GAAP”) basis in a future period, which may adversely impact investors’ perceptions of the value of the Company.

The global re-pricing of credit risk that began in the fourth quarter of 2007 caused unprecedented volatility and markdowns in the valuation of these credit derivatives. In addition, due to the complexity of fair value accounting and the application of the accounting guidance for derivative instruments and the accounting guidance for fair value measurement, future amendments or interpretations of derivative and fair value accounting may cause us to modify our accounting methodology in a manner which may have an adverse impact on our financial results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II, Item 7 of Form 10-K for the year ended December 31, 2012 for additional information on the valuation of derivatives.

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

National’s and our other insurance companies’ ability to write new business and to compete with other financial guarantors is currently largely dependent on the financial strength ratings assigned to them by the major rating agencies and the financial enhancement rating also assigned by Standard & Poor’s Financial Services LLC (“S&P”), as well as the financial strength of our insurance companies and investors’ perceptions of their financial strength. As a result of the loss of our insurance companies’ triple-A financial strength ratings and limited business opportunities available to National at its current ratings levels, among other factors, we are currently not originating new financial guarantee business. Many requirements imposed by the rating agencies in order for our insurance companies to achieve and maintain high insurer financial strength ratings are outside of our control, and such requirements may necessitate that we raise additional capital or take other remedial actions in a relatively short time frame in order to achieve or maintain the ratings necessary to attract new business and compete with other financial guarantee insurers and could make the conduct of the business uneconomical. Our inability to raise capital on favorable terms could therefore materially adversely affect the business prospects of our insurance companies. Furthermore, no assurance can be given that we will successfully comply with rating agency requirements, that these requirements or the related models and methodologies will not change or that, even if we comply with these requirements, one or more rating agency will not lower or withdraw its financial strength ratings with respect to any of our insurance companies. The absence of S&P’s and Moody’s Investor Service, Inc. (“Moody’s”) highest ratings, which have typically been required to write financial guarantee insurance, could adversely impact the premiums our insurers can charge and could diminish the acceptance of our financial guarantee insurance products.

In addition, no assurance can be given that investor demand for our guarantees will increase regardless of our ratings. Finally, our inability to come into compliance with the rating agency and regulatory single risk limits that National and MBIA Corp. exceeded may also prevent us from writing future new business in the categories of risks that were exceeded, in the case of the regulatory limits, or result in an inability to achieve or maintain our desired ratings, in the case of rating agency limits, and may adversely affect our business prospects, and our failure to come into compliance with these guidelines and rules increases the risk of experiencing a large single loss or series of losses.

Downgrades of the ratings of securities that we insure may materially adversely affect our business, results of operations and financial condition.

Individual credits in our insured portfolio (including potential new credits) are assessed a rating agency “capital charge” based on a variety of factors, including the nature of the credits’ risk types, underlying ratings, tenor and expected and actual performance. In the event of an actual or perceived deterioration in creditworthiness, a reduction in the underlying rating or a change in the rating agency capital methodology, we may be required to hold more capital in reserve against credits in the insured portfolio, regardless of whether losses actually occur, or against potential new business. Significant reductions in underlying ratings of credits in an insured portfolio can produce significant increases in assessed “capital charges”. There can be no assurance that each of our insurance company’s capital position will be adequate to meet any increased rating agency reserve requirements or that each insurance company will be able to secure additional capital necessary to support increased reserve requirements, especially at a time of actual or perceived deterioration in creditworthiness of new or existing credits. Unless we were able to increase available capital, an increase in capital charges could reduce the amount of capital available to support our ratings and could have an adverse effect on our ability to write new business.

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

Our financial guarantee insurers face competition from other financial guarantee insurance companies and other forms of credit enhancement, including senior-subordinated structures, credit derivatives, letters of credit and guarantees (for example, mortgage guarantees where pools of mortgage loans secure debt service payments) provided by banks and other financial institutions. In addition, alternative financing structures may be developed that do not employ third-party credit enhancement. Furthermore, while one financial guarantee insurance company has written the vast majority of U.S. public finance new business since 2009, an additional recently established bond insurer is actively engaged in the market, and we have observed other new competitors indicating an interest in entering the bond insurance market and continue to consider strategies for launch. Increased competition, either in terms of price, alternative structures, or the emergence of new providers of credit enhancement, could have an adverse effect on our insurance companies’ business prospects. The uncertainty created by market conditions and the related unpredictable actions of the regulators in the U.S. and foreign markets we serve may create unforeseen competitive advantages for our competitors due to, among other things, explicit or implied support from the government.

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

In addition, Trifinium Advisors (UK) Limited (“Trifinium”) provides financial advisory and asset management services to European clients and the Company has sought to grow this business. Trifinium is subject to competition, and expansion of this business may require expenditures of capital, and management’s and employees’ time and there can be no assurance that this business will ultimately be successful.

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

We believe that issuers and investors distinguish among financial guarantors on the basis of various factors, including rating agency assessment, capitalization, size, insured portfolio concentration and financial performance. These distinctions may result in differentials in trading levels for securities insured by particular financial guarantors which, in turn, may provide a competitive advantage to those financial guarantors with better trading characteristics. In addition, various investors may, due to regulatory or internal guidelines, lack additional capacity to purchase securities insured by certain financial guarantors, which may provide a competitive advantage to guarantors with fewer insured obligations outstanding. Differentials in trading values or investor capacity constraints that do not favor us would have an adverse effect on our ability to attract new business at appropriate pricing levels.

Item 1A.	Risk Factors (continued)

Regulatory change could adversely affect our businesses, and regulations limit investors’ ability to effect a takeover or business combination that shareholders might consider in their best interests.

The financial guarantee insurance industry has historically been and will continue to be subject to the direct and indirect effects of governmental regulation, including insurance laws, securities laws, tax laws, legal precedents and accounting rules affecting asset-backed and municipal obligations, as well as changes in those laws. These laws limit investors’ ability to affect a takeover or business combination without the approval of our insurance regulators, and the failure to comply with applicable laws and regulations could expose our insurance companies, their directors or shareholders to fines, the loss of their insurance licenses, and the inability to engage in certain business activity, as the case may be.

In addition, future legislative, regulatory or judicial changes could adversely affect our insurance companies’ ability to pursue business, materially impacting our financial results. Since 2009, both the NYSDFS and the New York legislature have proposed enhanced regulation of financial guarantee insurers which would impose limits on the manner and amount of business written by the Company. On the U.S. federal level, we could become subject to federal oversight or enhanced capital requirements, including if we are deemed “systemically important” under the Dodd-Frank Reform and Consumer Protection Act (the “Dodd-Frank Act”). Internationally, MBIA UK could also become subject to enhanced capital requirements as a result of the Solvency II Directive.

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

In July 2010, the Dodd-Frank Act was signed into law for the purpose of enacting broad financial industry regulatory reform, including by enhancing regulation of the over-the-counter derivatives markets. Among other reforms, the Dodd-Frank Act requires “swap dealers” and “major swap participants” to register with either or both of the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (“SEC”), and to be subject to enhanced regulation, including capital requirements. The CFTC and SEC have promulgated rules to implement this enhanced regulatory framework, including final rules that require the Company to include its legacy insured derivatives in tests used to determine whether it is a major swap participant. MBIA Insurance Corporation registered with the CFTC as a major swap participant and on an ongoing basis is required to comply with the CFTC’s business conduct rules as applied to portfolios in place prior to the enactment of the Dodd-Frank Act. As further rules are enacted, we expect to seek exemptions from certain of the rules that we do not believe we will be able to comply with, including capital requirements.

Because the CFTC has not yet issued final rules establishing capital requirements for major swap participants, the ultimate impact of such requirements on the Company is not yet clear. However, to the extent that the Company becomes subject to significant additional capital requirements, it is unlikely that the Company will be able to meet those standards.

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

As part of the Company’s financial guarantee business, we have insured credit derivative contracts that were entered into by LaCrosse Financial Products, LLC with various financial institutions. We treat these insured derivative contracts as insurance contracts for statutory accounting purposes, which is the basis for computing U.S. federal taxable income. As such, the realized losses in connection with an insured event are considered loss reserve activities for tax purposes. Because the federal income tax treatment of CDS contracts is an unsettled area of tax law, in the event that the Internal Revenue Service has a different view with respect to the tax treatment, our results of operations and financial condition could be materially adversely affected.

Item 1A.	Risk Factors (continued)

Private litigation claims could materially adversely affect our reputation, business, results of operations and financial condition.

As further set forth in “Note 14: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part I, Item 1 of this Form 10-Q, the Company is named as a defendant in certain litigations. In the ordinary course of business, the Company and its subsidiaries may be defendants in or parties to pending and threatened legal actions and proceedings brought on behalf of various classes of claimants, including counterparties in various transactions. Although the Company intends to vigorously defend against the aforementioned actions and against other potential actions, an adverse ultimate outcome in these actions could result in a loss and have a material adverse effect on our reputation, business, results of operations or financial condition.

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

The Company’s success substantially depends upon its ability to attract and retain qualified employees and upon the ability of its senior management and other key employees to implement its business strategy. The Company believes there are only a limited number of available qualified executives in the business lines in which the Company competes. Although the Company is not aware of any planned departures, the Company relies substantially upon the services of Joseph W. Brown, Chief Executive Officer, and other senior executives. There is no assurance that the Company will be able to retain the services of key executives. The loss of the services of any of these individuals or other key members of the Company’s management team could adversely affect the implementation of its business strategy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Bank of America Settlement Agreement described in “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements, on May 6, 2013, MBIA Inc. issued Blue Ridge Investments, L.L.C., a subsidiary of Bank of America, a warrant to purchase 9,942,458 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share. The warrants were issued in reliance on an exemption from registration under Section 4(a)(2) under the 1933 Act as transactions by an issuer not involving any public offering.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

Pursuant to the anti-dilution provisions of warrants that were issued by MBIA Inc. to Warburg Pincus Private Equity X, L.P. and certain of its affiliates (“Warburg Pincus”) under the Investment Agreement by and between MBIA Inc. and Warburg Pincus, dated as of December 10, 2007, as amended and restated as of February 6, 2008, (the “Investment Agreement”), as a result of the issuance of the warrant to Bank of America (a) Warburg Pincus’s 21,327,646 warrants exercisable at $30.25 per share were revised to 21,914,446 warrants exercisable at $29.44 per share and (b) Warburg Pincus’s 4,000,000 of warrants exercisable at $16.20 per share were revised to 4,004,945 warrants exercisable at $16.18 per share. In addition, under the Investment Agreement Warburg has certain gross up rights that are triggered in connection with the offering by the Company of any equity securities. As a settlement of any such gross-up rights Warburg Pincus may have had under the Investment Agreement due to the issuance of the warrant to Bank of America, on August 5, 2013 MBIA Inc. issued Warburg Pincus a warrant to purchase 1,910,417 shares of MBIA Inc. common stock at an exercise price of $9.59 per share in exchange for Warbug Pincus delivering to the Company 536,375 shares of MBIA Inc. common stock having a value of $7,262,518 based on the closing price of the Company’s stock as of the close of business on July 23, 2013. The warrants issued pursuant to the anti-dilution adjustments and the gross-up rights were issued in reliance on an exemption from registration under Section 4(a)(2) under the 1933 Act as transactions by an issuer not involving any public offering.

The table below presents repurchases made by the Company in each month during the second quarter of 2013:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions) (2)
April	339	$10.55	-	$23
May	12,369	15.73	-	23
June	328	13.62	-	23

	13,036	$15.54	-	$23

(1) -	13,036 shares were purchased in open market transactions as an investment in the Company’s non-qualified deferred compensation plan.

(2) -	On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program.

Item 5. Other Information

The information contained in Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in this Quarterly Report on Form 10-Q concerning the issuance of a five-year warrant to Warburg Pincus to purchase 1.9 million shares of MBIA common stock at a price of $9.59 per share is hereby incorporated herein by reference.

Item 6. Exhibits

4.1.	Warrant Agreement, dated as of May 6, 2013, between MBIA Inc. and Blue Ridge Investments, L.L.C., incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013.

+4.2.	Warrant Agreement, dated as of August 5, 2013, between MBIA Inc. and Warbug Pincus Private Equity X, L.P.

+10.1.	Loan Agreement, dated as of May 6, 2013, between MBIA Insurance Corporation and Blue Ridge Investments, L.L.C., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, as amended by Amendment No. 1 to the Loan Agreement, dated as of June 28, 2013 between MBIA Insurance Corporation and Blue Ridge Investments, L.L.C.

10.2.	Security Agreement, dated as of May 6, 2013, between MBIA Insurance Corporation and Blue Ridge Investments, L.L.C., incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013.

+10.3.	Share Charge, dated as of May 9, 2013, between MBIA Insurance Corporation and Blue Ridge Investments, L.L.C.

+31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+99.1.	Additional Exhibits - National Public Finance Guarantee Corporation and Subsidiaries GAAP Consolidated Financial Statements.

+99.2.	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries GAAP Consolidated Financial Statements.

+101.	Additional Exhibits - MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL.

+ Filed Herewith

* Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: August 7, 2013	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: August 7, 2013	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)