Form 10-Q
period 2013-09-30
MBIA INC
filed 2013-11-12
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 7, 2013, 192,247,762 shares of Common Stock, par value $1 per share, were outstanding.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	September 30, 2013	December 31, 2012
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $4,516 and $4,347)	$4,505	$4,485
Fixed-maturity securities at fair value	249	244
Investments pledged as collateral, at fair value (amortized cost $407 and $489)	347	443
Short-term investments held as available-for-sale, at fair value (amortized cost $1,377 and $662)	1,378	669
Other investments (includes investments at fair value of $10 and $12)	16	21

Total investments	6,495	5,862
Cash and cash equivalents	1,057	814
Premiums receivable	1,085	1,228
Deferred acquisition costs	270	302
Insurance loss recoverable	742	3,648
Property and equipment, at cost (less accumulated depreciation of $87 and $146)	37	69
Deferred income taxes, net	1,243	1,199
Other assets	247	268
Assets of consolidated variable interest entities:
Cash	46	176
Investments held-to-maturity, at amortized cost (fair value $2,566 and $2,674)	2,809	2,829
Investments held as available-for-sale, at fair value (amortized cost $156 and $637)	156	625
Fixed-maturity securities at fair value	626	1,735
Loans receivable at fair value	1,704	1,881
Loan repurchase commitments	1,116	1,086
Other assets	-	2

Total assets	$17,633	$21,724

Liabilities and Equity
Liabilities:
Unearned premium revenue	$2,544	$2,938
Loss and loss adjustment expense reserves	688	853
Investment agreements	760	944
Medium-term notes (includes financial instruments carried at fair value of $204 and $165)	1,554	1,598
Long-term debt	1,677	1,732
Derivative liabilities	1,370	2,934
Other liabilities	439	245
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $2,426 and $3,659)	5,385	7,124
Derivative liabilities	15	162

Total liabilities	14,432	18,530

Commitments and contingencies (See Note 14)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—277,804,062 and 277,405,039	278	277
Additional paid-in capital	3,113	3,076
Retained earnings	2,157	2,039
Accumulated other comprehensive income (loss), net of tax of $30 and $21	(50)	56
Treasury stock, at cost—85,551,418 and 81,733,530 shares	(2,318)	(2,275)

Total shareholders’ equity of MBIA Inc.	3,180	3,173
Preferred stock of subsidiary and noncontrolling interest	21	21

Total equity	3,201	3,194

Total liabilities and equity	$17,633	$21,724

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Premiums earned:
Scheduled premiums earned	$80	$85	$236	$291
Refunding premiums earned	24	70	112	173

Premiums earned (net of ceded premiums of $2, $3, $7 and $12)	104	155	348	464
Net investment income	42	50	118	172
Fees and reimbursements	5	20	17	47
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(28)	12	(1,548)	(420)
Unrealized gains (losses) on insured derivatives	285	(33)	1,562	1,473

Net change in fair value of insured derivatives	257	(21)	14	1,053
Net gains (losses) on financial instruments at fair value and foreign exchange	5	7	62	(18)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(3)	-	(58)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	-	(5)	-	(47)

Net investment losses related to other-than-temporary impairments	-	(8)	-	(105)
Net gains (losses) on extinguishment of debt	6	-	49	-
Other net realized gains (losses)	(29)	1	(29)	7
Revenues of consolidated variable interest entities:
Net investment income	13	17	43	51
Net gains (losses) on financial instruments at fair value and foreign exchange	17	44	128	(17)
Net gains (losses) on extinguishment of debt	-	16	-	49
Other net realized gains (losses)	-	-	1	-

Total revenues	420	281	751	1,703
Expenses:
Losses and loss adjustment	98	171	92	330
Amortization of deferred acquisition costs	9	8	36	36
Operating	71	72	280	307
Interest	59	69	179	214
Expenses of consolidated variable interest entities:
Operating	2	5	8	14
Interest	10	13	34	43

Total expenses	249	338	629	944

Income (loss) before income taxes	171	(57)	122	759
Provision (benefit) for income taxes	39	(64)	4	161

Net income (loss)	$132	$7	$118	$598

Net income (loss) per common share:
Basic	$0.68	$0.04	$0.61	$3.09
Diluted	$0.67	$0.04	$0.60	$3.07

Weighted average number of common shares outstanding:
Basic	192,711,608	193,879,994	193,440,078	193,760,654
Diluted	196,746,771	194,977,642	197,762,488	194,835,537

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$132	$7	$118	$598
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	(15)	75	(155)	236
Provision (benefit) for income taxes	(6)	18	(55)	70

Total	(9)	57	(100)	166
Reclassification adjustments for (gains) losses included in net income (loss)	13	(8)	(6)	84
Provision (benefit) for income taxes	5	(3)	(2)	29

Total	8	(5)	(4)	55
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	8	2	15	40
Provision (benefit) for income taxes	2	1	6	14

Total	6	1	9	26
Reclassification adjustments for (gains) losses included in net income (loss)	(1)	6	(5)	52
Provision (benefit) for income taxes	(1)	2	(2)	18

Total	-	4	(3)	34
Foreign currency translation:
Foreign currency translation gains (losses)	32	(7)	(7)	(18)
Provision (benefit) for income taxes	1	(4)	1	(3)

Total	31	(3)	(8)	(15)

Total other comprehensive income (loss)	36	54	(106)	266

Comprehensive income (loss)	$168	$61	$12	$864

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Nine Months Ended September 30, 2013

(In millions except share amounts)

			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)			Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary and
	Common Stock			Retained Earnings		Treasury Stock			Noncontrolling Interest		Total Equity
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, December 31, 2012	277,405,039	$277	$3,076	$2,039	$56	(81,733,530)	$(2,275)	$3,173	1,315	$21	$3,194
Net income (loss)	-	-	-	118	-	-	-	118	-	-	118
Other comprehensive income (loss)	-	-	-	-	(106)	-	-	(106)	-	-	(106)
Share-based compensation net of tax of $4	399,023	1	37	-	-	(3,817,888)	(43)	(5)	-	-	(5)

Balance, September 30, 2013	277,804,062	$278	$3,113	$2,157	$(50)	(85,551,418)	$(2,318)	$3,180	1,315	$21	$3,201

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Premiums, fees and reimbursements received	$143	$223
Investment income received	326	459
Insured derivative commutations and losses paid	(453)	(463)
Financial guarantee losses and loss adjustment expenses paid	(382)	(620)
Proceeds from recoveries and reinsurance	1,797	131
Operating and employee related expenses paid	(227)	(300)
Interest paid, net of interest converted to principal	(170)	(377)
Income taxes (paid) received	(1)	(8)

Net cash provided (used) by operating activities	1,033	(955)

Cash flows from investing activities:
Purchase of fixed-maturity securities	(2,704)	(2,032)
Sale and redemption of fixed-maturity securities	3,444	4,283
Proceeds from paydowns on variable interest entity loans	211	203
Redemptions of held-to-maturity investments	20	828
Sale (purchase) of short-term investments, net	(665)	335
Sale (purchase) of other investments, net	5	109
Consolidation (deconsolidation) of variable interest entities, net	(26)	(51)
(Payments) proceeds for derivative settlements	(51)	(266)
Collateral (to) from swap counterparty	65	(298)
Capital expenditures	(2)	(5)

Net cash provided (used) by investing activities	297	3,106

Cash flows from financing activities:
Proceeds from investment agreements	25	52
Principal paydowns of investment agreements	(218)	(629)
Proceeds from medium-term notes	-	18
Principal paydowns of medium-term notes	(77)	(74)
Principal paydowns of variable interest entity notes	(1,001)	(1,059)
Payments for securities sold under agreements to repurchase	-	(287)
Proceeds from secured loan	50	-
Payments for retirement of debt	(3)	(364)
Change in noncontrolling interest and redemption of subsidiary preferred stock, net	-	(1)
Restricted stock awards settlements, net	-	1

Net cash provided (used) by financing activities	(1,224)	(2,343)

Effect of exchange rate changes on cash and cash equivalents	7	-

Net increase (decrease) in cash and cash equivalents	113	(192)
Cash and cash equivalents—beginning of period	990	633

Cash and cash equivalents—end of period	$1,103	$441

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$118	$598
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	138	98
Deferred acquisition costs	32	35
Unearned premium revenue	(392)	(443)
Loss and loss adjustment expense reserves	(169)	109
Insurance loss recoverable	2,802	(270)
Accrued interest payable	82	-
Accrued expenses	54	(40)
Net investment losses related to other-than-temporary impairments	-	105
Unrealized (gains) losses on insured derivatives	(1,562)	(1,473)
Net (gains) losses on financial instruments at fair value and foreign exchange	(190)	35
Other net realized (gains) losses	28	(7)
Deferred income tax provision (benefit)	2	163
(Gains) losses on extinguishment of debt	(49)	(49)
Interest on variable interest entities, net	65	114
Other operating	74	70

Total adjustments to net income (loss)	915	(1,553)

Net cash provided (used) by operating activities	$1,033	$(955)

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

Business Developments

Operating Cost Reductions

In order to better position the Company for future business opportunities, in the third quarter of 2013, the Company initiated cost reduction measures focused on its legal, consulting, staffing and head office occupancy costs. As a result, expenses for net compensation costs related to staff reductions totaled $18 million and were recorded primarily during the third quarter of 2013. These expenses are included in “Operating expenses” on the Company’s consolidated statements of operations. These staff reductions reduced its worldwide June 30, 2013 headcount by approximately 21%. As a result of the potential sale of the office used in its operations, the Company recorded an impairment charge of $29 million on its Armonk, New York facility. The carrying value of the facility was adjusted to its fair market value, which was determined based on an independent third-party appraisal of the facility. This impairment charge is reflected in the results of the Company’s U.S. public finance insurance segment and is reported within “Other net realized gains (losses)” on the Company’s consolidated statements of operations.

In addition, during the nine months ended September 30, 2013, the Company incurred operating expenses of approximately $89 million related to settlement, consulting and legal expenses associated with the resolution of the litigation matters with Bank of America Corporation, Societe Generale, and Flagstar Bank. Refer below for discussions related to these settlements.

Bank of America Settlement

In May of 2013, MBIA Inc., together with its subsidiaries MBIA Corp. and National, entered into a comprehensive settlement agreement and related agreements (the “BofA Settlement Agreement”) with Bank of America Corporation and certain of its subsidiaries (collectively, “Bank of America”). As a result of the BofA Settlement Agreement, the repayment of MBIA Insurance Corporation’s secured loan from National (the “National Secured Loan”) and recent credit ratings upgrades, the Company is currently evaluating strategies for re-entry into the U.S. public finance market. As of September 30, 2013, National was rated A with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”) and Baa1 with a positive outlook by Moody’s Investors Service, Inc. (“Moody’s”). As of September 30, 2013, MBIA Insurance Corporation was rated B with a stable outlook by S&P and B3 with a positive outlook by Moody’s. The Company is considering obtaining ratings for National from additional rating agencies.

Under the terms of the BofA Settlement Agreement, MBIA Corp. received a payment of approximately $1.7 billion, consisting of $1.6 billion of cash and $136 million principal amount of MBIA Inc.’s 5.70% Senior Notes due 2034. In exchange for such payment, MBIA Corp. agreed to dismiss the litigation commenced in September 2008 against Countrywide Home Loans, Inc. (“Countrywide”), among other parties, and later amended to include claims against Bank of America, relating to breaches of representations and warranties on certain MBIA-insured securitizations sponsored by Countrywide. Bank of America and MBIA also agreed to the commutation of all of the MBIA Corp. policies held by Bank of America, which had a notional insured amount of approximately $7.4 billion, of which $6.1 billion were policies insuring credit default swaps (“CDS”) held by Bank of America referencing commercial real estate (“CRE”) exposures. MBIA Corp. has no further payment obligations under the commuted policies. The New York State Department of Financial Services (“NYSDFS”) advised MBIA Corp. that the NYSDFS did not object to the BofA Settlement Agreement. The $1.6 billion of cash received in connection with the BofA Settlement Agreement is included in “Proceeds from recoveries and reinsurance” presented under the heading “Cash flows from operating activities” on the Company’s consolidated statements of cash flows.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

Under the terms of the BofA Settlement Agreement, Blue Ridge Investments, L.L.C. (“Blue Ridge”), an affiliate of Bank of America, received a five-year warrant to purchase 9.94 million shares of MBIA common stock at a price of $9.59 per share. Bank of America has also agreed to dismiss the pending litigation between the parties concerning the restructuring transactions announced by MBIA on February 18, 2009 (the “Transformation”) and the pending litigation between the parties concerning the senior debt consent solicitation completed by MBIA in the fourth quarter of 2012. In addition, Bank of America agreed to withdraw the purported “notice of default” it sent in connection with such consent solicitation.

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

In addition, MBIA Insurance Corporation has entered into a $500 million three-year secured revolving credit agreement with Blue Ridge (the “Blue Ridge Secured Loan”). During the third quarter of 2013, MBIA Insurance Corporation borrowed $50 million under this agreement. Refer to “Note 9: Debt” for a discussion of the Blue Ridge Secured Loan.

The payment from Bank of America, including the MBIA Inc. notes, was used by MBIA Corp. to repay the outstanding balance and accrued interest on the National Secured Loan. The National Secured Loan balance of $1.7 billion as of March 31, 2013 was reduced to approximately $1.6 billion prior to the Bank of America settlement as a result of the receipt of $110 million in settlement of Flagstar Bank’s put-back obligation.

The value of the settlement is consistent with amounts recorded on MBIA Corp.’s statutory balance sheet as of December 31, 2012. MBIA Corp.’s liquidity and capital risk profile has substantially improved as a result of the settlement.

Pursuant to the anti-dilution provisions of warrants that were issued by MBIA to Warburg Pincus Private Equity X, L.P. and certain of its affiliates (“Warburg Pincus”) pursuant to an Investment Agreement, dated as of December 10, 2007, as amended and restated as of February 6, 2008, by and between MBIA and Warburg Pincus, the exercise price under such warrants was decreased and the aggregate number of shares of MBIA common stock to be issued upon exercise of such warrants was increased, in each case as a result of the issuance of the warrant to Blue Ridge. The adjustments to the exercise price and number of such underlying shares did not have a material dilutive effect on the MBIA common stock. In addition, under the Investment Agreement, Warburg Pincus has certain gross up rights that are triggered in connection with the offering by the Company of any equity securities. As such, in August of 2013, MBIA issued Warburg Pincus a five-year warrant to purchase 1.91 million shares of MBIA common stock at an exercise price of $9.59 per share.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

Residential Capital LLC Agreement

In May of 2013, the Company and the other Consenting Claimants, Residential Capital LLC (“ResCap”) and Ally Financial Inc. (“Ally”), agreed to the terms of a comprehensive plan agreement to support ResCap’s Chapter 11 plan. The confirmation of ResCap’s Chapter 11 plan would resolve MBIA Corp.’s claims against the Residential Funding Company, LLC (“RFC”), GMAC Mortgage LLC (“GMAC”) and ResCap estates, and Ally. In June of 2013, the bankruptcy court issued a Memorandum Opinion approving the Plan Support Agreement (the “Plan”). The Plan is now subject to voting by creditors as well as a confirmation hearing by the bankruptcy court. All creditor ballots were due back by October 21, 2013 and as of the date of this report, the results had not been tallied. There can be no assurance that the Plan will be confirmed. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for a discussion of the ResCap agreement.

Transformation Litigation

Subsequent to the BofA Settlement Agreement and the Societe Generale settlement, all litigation brought originally by the group of eighteen domestic and international financial institutions relating to the establishment of National has been resolved.

Other

As of September 30, 2013, the liquidity position of MBIA Inc., which consists of the liquidity positions of the Company’s corporate segment and asset/liability products segment, was $282 million compared with $239 million as of December 31, 2012. Subsequent to September 30, 2013, National declared and paid a dividend of $214 million to its ultimate parent, MBIA Inc. During the nine months ended September 30, 2013, $115 million was released from an escrow account under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”), which resulted in an increase to MBIA’s liquidity position. Management believes that MBIA can support its operating needs for the foreseeable future primarily from its existing liquidity position, expected subsidiary dividends and additional anticipated releases of assets from the Tax Escrow Account, which releases are subject to the risks of National incurring net tax losses in the future and/or declines in the value of the assets held in the Tax Escrow Account. As of September 30, 2013 and December 31, 2012, MBIA Corp.’s cash and liquid assets, that were immediately available, totaled $97 million and $345 million, respectively. The Company believes MBIA Corp.’s current liquidity position, together with future cash inflows and amounts available under the Blue Ridge Secured Loan, is adequate to make expected future claim payments.

The combination of commutation payments to reduce liabilities and claim payments have placed liquidity pressure on MBIA Corp. MBIA Corp. continues to seek to reduce both the absolute amount and the volatility of its obligations and potential future claim payments through the execution of commutations of insurance policies. During the nine months ended September 30, 2013, MBIA Corp. commuted $19.9 billion of gross insured exposure, primarily comprising structured CMBS pools, investment grade CDOs, ABS CDOs, first-lien subprime RMBS, high yield corporate CDOs, CRE CDOs, structured insurance securities, and first-lien alternative A-paper (“Alt-A”) RMBS.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

Risks and Uncertainties

The Company’s financial statements include estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The outcome of certain significant risks and uncertainties could cause the Company to revise its estimates and assumptions or could cause actual results to differ from the Company’s estimates. While the Company believes it continues to have sufficient capital and liquidity to meet all of its expected obligations, if one or more possible adverse outcomes were to be realized, its statutory capital, financial position, results of operations and cash flows could be materially and adversely affected. Significant risks and uncertainties that could affect amounts reported in the Company’s financial statements in future periods include, but are not limited to, the following:

•

The amount and timing of potential claims from the Company’s second-lien RMBS and remaining insured CMBS pools are potentially volatile, as are the projected collections of excess spread and the remaining put-back recoverables. However, management’s expected liquidity and capital forecasts for MBIA Corp., which include expected availability of draws under the Blue Ridge Secured Loan and expected recoveries from the ResCap agreement, reflect adequate resources to pay expected claims. Further, the remaining insured portfolio, aside from these exposures, could deteriorate and result in loss reserves and claim payments. While management believes MBIA Corp. will have adequate resources to pay expected claims, if MBIA Corp. experiences higher than expected claim payments or is unable to commute the remaining exposures that represent substantial risk to the Company, MBIA Corp. may ultimately have insufficient resources to continue to pay claims, which could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about MBIA Corp.’s reserves and recoveries.

•

The Company’s ability to commute insured transactions is limited by available liquidity, including the availability of the Blue Ridge Secured Loan, recoveries from the ResCap agreement and the use of other available financing structures and liquidity, some of which could be subject to regulatory approval by the NYSDFS and/or the United Kingdom’s (“U.K.”) Prudential Regulation Authority. The Company’s primary strategy for managing its CMBS pool and ABS CDO exposures has been commutations. There can be no assurance that the Company will be able to fund further commutations through borrowings or otherwise. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about the Company’s estimate of losses on its exposures.

•

As of September 30, 2013, MBIA Insurance Corporation was not in compliance with a requirement under the New York Insurance Law (“NYIL”) to hold qualifying assets in an amount necessary to satisfy its contingency reserves. MBIA Insurance Corporation has reported the deficit to the NYSDFS. In addition, as of September 30, 2013, MBIA Insurance Corporation exceeded its aggregate risk limits and reported an overage related to its single risk limits under NYIL. MBIA Insurance Corporation plans to notify the NYSDFS of these overages and submit a plan to achieve compliance with its limits. While the NYSDFS has not taken action against MBIA Insurance Corporation, the NYSDFS may impose remedial actions for failing to meet these requirements.

•

MBIA Inc. continues to have liquidity risk. If invested asset performance deteriorates, or the flow of dividends from subsidiaries is interrupted, its liquidity position would be eroded over time. However, management believes that MBIA Inc. has sufficient liquidity resources to meet all of its obligations for the foreseeable future. In order to meet its liquidity requirements, MBIA Inc. may use free cash or other assets or use its ability to finance through intercompany or third-party facilities, although there can be no assurance that these strategies will be available or adequate. A failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp.

•

Changes in fair value of insured credit derivatives can be caused by general market conditions, volatility in MBIA Corp.’s credit spreads and volatility on the underlying collateral assets on insured credit derivatives. This may result in significant unrealized gains and losses in the Company’s reported results of operations. Refer to “Note 6: Fair Value of Financial Instruments” for information about the Company’s valuation of insured credit derivatives.

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

The results of operations for the three and nine months ended September 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013. The December 31, 2012 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in the prior year’s financial statements to conform to the current presentation. This includes the reclassification of accrued interest on surplus notes and senior notes from “Other liabilities” to “Long-term debt” on the Company’s consolidated balance sheets. Refer to “Note 9: Debt” for information about the amounts of this reclassification. These reclassifications had no impact on total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

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

Disclosures about Offsetting Assets and Liabilities (ASU 2011-11)

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 creates new disclosure requirements about the nature of the Company’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. This amendment does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. The disclosure requirement was effective for the Company beginning in the first quarter of 2013. In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2013-01 clarifies that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. These standards only affect the Company’s disclosures and do not affect the Company’s consolidated balance sheets, results of operations, or cash flows. The Company adopted this standard in the first quarter of 2013.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3: Recent Accounting Pronouncements (continued)

Recent Accounting Developments

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11)

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 requires presentation of an unrecognized tax benefit (“UTB”) as a reduction to a deferred tax asset when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists in the same tax year and jurisdiction as the UTB. ASU 2013-11 does not affect the recognition or measurement of uncertain tax positions under “Income Taxes (Topic 740)” and does not affect any related tax disclosures. ASU 2013-11 is effective for interim and annual periods beginning January 1, 2014 with early adoption permitted. The Company currently presents any UTBs as a reduction to a deferred tax asset in accordance with ASU 2013-11 as all of its UTBs relate to the same tax years and jurisdictions in which NOLs exist, therefore, this standard will not affect the Company’s consolidated balance sheets, results of operations, or cash flows.

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

Nonconsolidated VIEs

Insurance

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of September 30, 2013 and December 31, 2012, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of September 30, 2013 and December 31, 2012. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

	September 30, 2013
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$13,564	$7,972	$118	$45	$5	$38	$26	$94
Mortgage-backed residential	22,400	9,915	11	57	696	56	374	5
Mortgage-backed commercial	2,010	1,102	-	1	-	1	-	-
Consumer asset-backed	6,788	2,888	9	21	-	20	17	-
Corporate asset-backed	14,258	7,817	-	87	19	103	-	-

Total global structured finance	59,020	29,694	138	211	720	218	417	99
Global public finance	51,060	20,258	-	205	-	250	5	-

Total insurance	$110,080	$49,952	$138	$416	$720	$468	$422	$99

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) -	Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

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

Other

During the first quarter of 2013, Trifinium Advisors (UK) Limited (“Trifinium”) began managing a VIE that issues notes for the purpose of funding loans to the U.K. social housing sector. Assets of the VIE totaled approximately $144 million as of September 30, 2013. Trifinium holds de minimis variable interests in the VIE, has no obligation or commitment to provide the financial support or liquidity to the VIE, and is not the primary beneficiary.

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $6.4 billion and $5.4 billion, respectively, as of September 30, 2013, and $8.3 billion and $7.3 billion, respectively, as of December 31, 2012. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Additional VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. No additional VIEs were consolidated during the nine months ended September 30, 2013 and 2012. There were no net realized gains or losses recorded in the three months ended September 30, 2013 and 2012. During the nine months ended September 30, 2013, the Company recorded a net realized gain of $1 million related to the deconsolidation of VIEs. There were no net realized gains or losses recorded in the nine months ended September 30, 2012.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves

Loss and Loss Adjustment Expense Process

U.S. Public Finance

U.S. public finance insured transactions consist of municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. The Company estimates future losses by utilizing probability-weighted scenarios that are customized to each insured transaction. Future loss estimates consider debt service due for each insured transaction, which includes par outstanding and interest due.

The Company has established loss and loss adjustment expense (“LAE”) reserves and an insurance loss recoverable of $94 million and $17 million, respectively, as of September 30, 2013. During the nine months ended September 30, 2013, losses and LAE was $105 million, primarily related to certain general obligation bonds and the loss related to the difference in the value of the salvage receivable previously recorded and the fair market value of the marketable securities received in connection with the restructuring of a gaming revenue transaction.

Certain local governments remain under extreme financial and budgetary stress and several have filed for protection under the United States Bankruptcy Code, or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. The Company monitors and analyzes these situations closely, however, the overall extent and duration of such events are uncertain. As of September 30, 2013, the Company had $131.5 billion of gross par outstanding on general obligations, of which $251 million was reflected on the Company’s “Classified List.” Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy.

Structured Finance and International

As of September 30, 2013, the majority of the structured finance and international insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP were related to insured second-lien and first-lien RMBS transactions. These reserves and recoveries do not include estimates for policies insuring credit derivatives and do not include losses and recoveries on financial guarantee VIEs that are eliminated in consolidation. Policies insuring credit derivative contracts are accounted for as derivatives and carried at fair value under GAAP. The fair values of insured derivative contracts are influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policies. In the absence of credit impairments on insured derivative contracts or the early termination of such contracts at a loss, the cumulative unrealized losses recorded from fair valuing these contracts should reverse before or at the maturity of the contracts.

Notwithstanding the difference in accounting under GAAP for financial guarantee policies and the Company’s insured derivatives, insured derivatives have similar terms, conditions, risks, and economic profiles to financial guarantee insurance policies, and therefore, are evaluated by the Company for loss (referred to as credit impairment herein) and LAE periodically in a manner similar to the way that loss and LAE reserves are estimated for financial guarantee insurance policies. Credit impairments represent actual payments and collections plus the present value of estimated expected future claim payments, net of recoveries. MBIA Insurance Corporation’s expected future claim payments for insured derivatives were discounted using a rate of 5.72%, the same rate it used to calculate its statutory loss reserves as of September 30, 2013. These credit impairments, calculated in accordance with statutory accounting principles (“U.S. STAT”), differ from the fair values recorded in the Company’s consolidated financial statements. The Company considers its credit impairment estimates as critical information for investors as it provides information about loss payments the Company expects to make on insured derivative contracts. As a result, the following loss and LAE process discussion includes information about loss and LAE activity recorded in accordance with GAAP for financial guarantee insurance policies and credit impairments estimated in accordance with U.S. STAT for insured derivative contracts. Refer to “Note 6: Fair Value of Financial Instruments” included herein for additional information about the Company’s insured credit derivative contracts.

To date, the Company has resolved or agreed to resolve substantially all of its contract claims (referred to as “put-back” claims) related to those mortgage loans whose inclusion in insured securitizations failed to comply with representations and warranties (“ineligible loans”), with the exception of those ineligible loans securitized by Credit Suisse 2007-2 in the home equity mortgage trust (“HEMT”) securitization. Credit Suisse has challenged the Company’s assessment of the ineligibility of individual mortgage loans and the dispute is the subject of litigation for which there is no assurance that the Company will prevail.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

RMBS Case Basis Reserves and Recoveries (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company calculated RMBS case basis reserves as of September 30, 2013 for both second-lien and first-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model, and a commercially available model to estimate expected ultimate cumulative losses on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous three months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case).

In calculating ultimate cumulative losses for RMBS, the Company estimates the amount of loans that are expected to be charged-off (deemed uncollectible by servicers of the transactions) or liquidated in the future. The Company assumes that charged-off loans have zero recovery values.

Second-lien RMBS Reserves

The Company’s second-lien RMBS case basis reserves as of September 30, 2013 relate to RMBS backed by home equity lines of credit (“HELOC”) and closed-end second mortgages (“CES”).

The Roll Rates for 30-59 day delinquent loans and 60-89 day delinquent loans are calculated on a transaction-specific basis. The Company assumes that the Roll Rate for 90+ day delinquent loans, excluding foreclosures and Real Estate Owned (“REO”) is 95%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of August 31, 2013 to estimate future losses from loans that are delinquent as of the current reporting period.

Roll Rates for loans that are current as of August 31, 2013 (“Current Roll to Loss”) are also calculated on a transaction-specific basis. A proportion of loans reported current as of August 31, 2013 is assumed to become delinquent every month, at a Current Roll to Loss rate that persists at a high level for a time and subsequently starts to decline. A key assumption in the model is the period of time in which the Company projects high levels of Current Roll to Loss to persist. The Company runs multiple scenarios, each with varying periods of time, for which the high levels of Current Roll to Loss rates persist. Loss reserves are calculated by using a weighted average of these scenarios, with the majority of the probability assigned to stressful scenarios where the high levels of Current Roll to Loss rates persist for six or twenty four months before reverting to historic levels. In the base case scenario, the Company assumes that the Current Roll to Loss begins to decline immediately and continues to decline over the next six months to 25% of their levels as of August 31, 2013. For example, in the base case, as of August 31, 2013, if the amount of current loans which become 30-59 days delinquent is 10%, and recent performance suggests that 30% of those loans will be charged-off, the Current Roll to Loss for the transaction is 3%. In the base case, it is then assumed that the Current Roll to Loss will reduce linearly to 25% of its original value over the next six months (i.e., 3% will linearly reduce to 0.75% over the six months from September 2013 to February 2014). After that six-month period, the Company further reduces the Current Roll to Loss to 0% by early to mid-2014 with the expectation that the performing seasoned loans will eventually result in loan performance reverting to lower levels of default consistent with history.

In addition, in the Company’s loss reserve models for transactions secured by HELOCs, the Company considers borrower draw and prepayment rates and factors that could affect the excess spread generated by current loans, which offsets losses and reduces payments. For HELOCs, the current three-month average draw rate is generally used to project future draws on the line. For HELOCs and transactions secured by fixed-rate CES, the three-month average conditional prepayment rate is generally used to start the projection for trends in voluntary principal prepayments. Due to the current volatility in mortgage prepayment rates, which influence mortgage refinancing and voluntary principal prepayment rates, the Company used historical average mortgage rates to model its loss reserves in the third quarter of 2013. Projected cash flows are also based on an assumed constant basis spread between floating rate assets and floating rate insured debt obligations (the difference between prime and London Interbank Offered Rate (“LIBOR”) interest rates, minus any applicable fees). For all transactions, cash flow models consider allocations and other structural aspects of the transactions, including managed amortization periods, rapid amortization periods and claims against MBIA Corp.’s insurance policy consistent with such policy’s terms and conditions. In developing multiple loss scenarios, stress is applied by elongating the Current Roll to Loss rate for various periods, simulating a slower improvement in the transaction performance. The estimated net claims from the procedure above are then discounted using a risk-free rate to a net present value reflecting MBIA’s general obligation to pay claims over time and not on an accelerated basis. The above assumptions represent MBIA’s probability-weighted estimates of how transactions will perform over time.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, Roll Rates, and prepayment rates (including voluntary and involuntary). However, loan performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the peak levels for six additional months compared to the probability-weighted outcome currently used by the Company, the addition to the case basis reserves would be approximately $85 million.

Second-lien RMBS Recoveries

The Company primarily records two types of recoveries related to insured second-lien RMBS exposures; recoveries related to put-back claims on ineligible mortgages and excess spread that is generated from performing loans in the insured transactions.

Ineligible Mortgage Loans

As of September 30, 2013, the Company recorded estimated recoveries of $1.1 billion, gross of income taxes, related to second-lien RMBS put-back claims on ineligible mortgage loans, consisting of $18 million included in “Insurance loss recoverable” and $1.1 billion included in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. As of September 30, 2013 and December 31, 2012, the Company’s estimated recoveries after income taxes calculated at the federal statutory rate of 35%, were $737 million and $2.3 billion, respectively, which was 23% and 73% of the consolidated total shareholders’ equity of MBIA, excluding preferred stock of subsidiaries and noncontrolling interests, respectively. As of September 30, 2013, the remaining estimated recoveries relate to the Company’s claims based on ineligible mortgage loans asserted against Credit Suisse and the agreed to claims and recoveries against the bankruptcy estates of RFC, GMAC and ResCap as reflected in a disclosure statement filed in August of 2013.

On May 14, 2012, ResCap and its wholly-owned subsidiary companies, RFC and GMAC, each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. MBIA asserted claims based on the inclusion of ineligible loans against RFC, GMAC and ResCap, based upon the direct contractual relationship between the Company, RFC and GMAC.

As of May 23, 2013, Ally, ResCap, RFC, GMAC and the Consenting Claimants (which includes MBIA), among other parties, executed a term sheet and supplemental term sheet agreeing to, among other things, a settlement amount of $796 million to be paid to MBIA as part of a proposed plan to resolve claims against Ally and RFC, GMAC and ResCap. In August of 2013, a disclosure statement filed indicated an increased expected recovery for MBIA of approximately $828 million. The increased recovery was primarily due to the favorable disposition of assets and settlements of claims. The settlement and anticipated recoveries are consistent with the put-back recoveries recorded by the Company. The agreement will be implemented through a plan of reorganization in ResCap’s Chapter 11 cases, subject to bankruptcy court approval. In June of 2013, the bankruptcy court issued a Memorandum Opinion approving the Plan. The Plan is subject to confirmation by the bankruptcy court, with confirmation hearings currently scheduled in November 2013. MBIA anticipates an initial distribution of funds to the Company and other claimants in late 2013 or early 2014. This anticipated timeline may change due to developments related to the Junior Secured Note litigation, which occurred in October of 2013, or other matters that develop in the course of events in the bankruptcy court plan confirmation process.

The Company continues to refine the indicative scenarios used to calculate put-back recoveries for ResCap based upon information received during the bankruptcy process. The Company has made additional adjustments to its recovery calculations related to ResCap in consideration of the agreed upon recovery amount as described in the executed term sheet, supplemental term sheet and plan support agreement submitted in motions filed in May of 2013. During the third quarter of 2013, MBIA made additional refinements to the probability assumptions utilized to calculate the Company’s expected recoveries. The revisions were based upon the submission of documents related to the Plan.

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

Expected cash inflows from put-back recoveries are discounted using the current risk-free discount rates associated with the underlying transaction’s cash flows which ranged from 1.4% to 2.7%, depending upon the transaction’s expected average life, which ranged from 5.0 years to 10.4 years.

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

Excess Spread

As of September 30, 2013, the Company recorded estimated recoveries of $756 million in reimbursement of past and future expected claims through excess spread in insured second-lien RMBS transactions. Of the expected reimbursement from excess spread, $669 million is included in “Insurance loss recoverable” and $87 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. Excess spread is generated by performing loans within insured RMBS securitizations and is the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests. The amount of excess spread depends on the future delinquency and loss trends, future prime and LIBOR interest rates and borrower refinancing behavior, which results in voluntary prepayments.

First-lien RMBS Reserves

The Company’s first-lien RMBS case basis reserves as of September 30, 2013, which primarily relate to RMBS backed by Alt-A and subprime mortgage loans, were determined using the Roll Rate Methodology. The Company assumes that the Roll Rate for loans in foreclosure, REO and bankruptcy are 90%, 90% and 75%, respectively. Roll Rates for current, 30-59 day delinquent loans, 60-89 day delinquent loans and 90+ day delinquent loans are calculated on a transaction-specific basis. The Current Roll to Loss rates stay at the August 31, 2013 level for one month before declining to 25% of this level over a 24-month period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The Company estimates future losses by utilizing three different probability-weighted scenarios: base; stress; and additional stress. The three scenarios differ in the roll rates to loss of 90+ day delinquent loans. In the base scenario, the Company uses deal-specific roll rates obtained from historic loan level roll rate data. In the stress scenario, the Company assumes a 90% roll rate for all 90+ day delinquent loans. In the additional stress scenario, the roll rates for each deal are an average of the deal-specific roll rate used in the base scenario and the 90% rate. The Roll Rates are applied to the amounts in each deal’s respective 90+ delinquency bucket based on delinquencies as of August 31, 2013 in order to estimate future losses from loans that are delinquent as of September 30, 2013.

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

ABS CDOs (Financial Guarantees and Insured Derivatives)

MBIA’s insured ABS CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes but are not limited to RMBS related collateral, ABS CDOs, corporate CDOs and collateralized loan obligations). These transactions were insured as either financial guarantee insurance policies or credit derivatives with the majority currently insured in the form of financial guarantees. Since the fourth quarter of 2007, MBIA’s insured par exposure within the ABS CDO portfolio has been substantially reduced through a combination of terminations and commutations. Accordingly, as of September 30, 2013, the insured par exposure of the ABS CDO financial guarantee insurance policies and credit derivatives portfolio has declined by approximately 96% of the insured amount as of December 31, 2007.

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

As of September 30, 2013, the Company established loss and LAE reserves totaling $87 million related to ABS CDO financial guarantee insurance policies after the elimination of $196 million as a result of consolidating VIEs. For the nine months ended September 30, 2013, the Company had a benefit of $47 million of losses and LAE recorded in earnings related to ABS CDO financial guarantee insurance policies after the elimination of a $39 million benefit as a result of consolidating VIEs. In the event of further deteriorating performance of the collateral referenced or held in ABS CDO transactions, the amount of losses estimated by the Company could increase substantially.

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

The Company has developed multiple scenarios to consider the range of potential outcomes in the CRE market and their impact on MBIA. The approaches require substantial judgments about the future performance of the underlying loans, and include the following:

•

The first approach considers the range of commutation agreements achieved over the past several years with multiple counterparties and results in an estimated price to commute the remaining policies. It is customized by counterparty and is dependent upon the level of dialogue with the counterparty and the credit quality and payment profile of the underlying exposure.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

•

The second approach considers current delinquency rates and uses current and projected net operating income (“NOI”) and capitalization rates (“Cap Rates”) to project losses under two scenarios. These scenarios assume that property performance remains flat for the near term and then improves gradually. Additionally, certain large loans are reviewed individually so that performance and loss severity can be more accurately determined. Other loans are reviewed for factors that may mitigate potential performance. This approach utilizes two scenarios which vary in the levels of expected future defaults.

•

The last approach is based on a proprietary model developed by reviewing performance data on over 80,000 securitized CRE loans originated between 1992 and 2011. The time period covered during the performance review includes the years 2006 through 2011 because they encompass a period of extreme stress in the economy and the CRE markets. The Company found property type and the debt service coverage ratio to be the most significant determinants of a loan’s average annual default probability, and developed a model based on these factors. The Company then ran Monte Carlo simulations to estimate the timing of defaults and losses at the property level by applying property type-based Cap Rates to estimate the property’s NOI.

The loss severities projected by these scenarios vary widely, from moderate to substantial losses. Actual losses will be a function of the proportion of loans in the pools that are foreclosed and liquidated and the loss severities associated with those liquidations. If the deductibles in the Company’s insured transactions and underlying referenced CMBS transactions are fully eroded, additional property level losses upon foreclosures and liquidations could result in substantial losses for MBIA. Ultimate loss rates remain uncertain because many loans are still delinquent and have not yet been resolved, others have been modified and others do not mature for another three to four years at which time they will face the need to refinance. The Company assigns a wide range of probabilities to these scenarios and incorporates views that liquidations will continue to be mitigated by loan extensions and modifications, and that property values and NOIs have bottomed for many sectors and markets in the U.S. The weightings are customized for each counterparty. If macroeconomic stress were to increase or the U.S. enters into a recession, higher delinquencies, liquidations and/or higher severities of loss upon liquidation may result and the Company may incur substantial additional losses. The foreclosure and REO pipelines are still relatively robust, with several restructurings and liquidations yet to occur, so the range of possible outcomes is wider than those for the Company’s exposures to ABS CDOs and second-lien RMBS. Prior to June 30, 2013, the Company incorporated an additional approach based on recent Roll Rates experienced within each of the commercial mortgage-backed index series. This actuarial approach was eliminated as a result of more emphasis being placed on loan-specific scenarios.

In the CRE CDO portfolio, transaction-specific structures require certain reporting and management protocols and often require the Company to incorporate these structural distinctions into its models. None of the CRE CDOs insured by the Company allow for reinvesting at this time, and many of the senior bonds have begun to amortize.

For the nine months ended September 30, 2013, the Company had a benefit of $28 million of losses and LAE recorded in earnings related to CRE CDO financial guarantee insurance policies. For the nine months ended September 30, 2013, additional credit impairments and LAE for insured derivatives on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $487 million as a result of additional delinquencies and loan level liquidations, as well as continued refinements of MBIA’s assessment of various commutation possibilities. The cumulative credit impairments and LAE on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $4.1 billion through September 30, 2013. Though the pace of increases in the delinquency rate has slowed, many loans are being modified and liquidations continue to take place. Loan level losses have ranged from 1% to 2%, to near complete losses, and in a few cases severities exceeded 100%. These liquidations have led to bond level losses which have reduced the level of enhancement to the individual CMBS bonds referenced by the insured structured CMBS pools and in certain cases have resulted in deductible erosion. Bond level enhancement and pool level deductibles are structural features intended to mitigate losses to the Company, however, some of the transactions reference similar rated subordinate tranches of CMBS bonds. When there are broad-based declines in property performance, this leverage can result in rapid deterioration in pool performance. Beginning in the second quarter of 2013, the Company paid claims on a CMBS pool transaction that experienced deterioration such that all remaining deductible was eliminated.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Loss and LAE Activity

Financial Guarantee Insurance Losses (Non-Derivative)

The Company’s financial guarantee insurance losses and LAE for the nine months ended September 30, 2013 are presented in the following table:

Losses and LAE
	Nine Months Ended September 30, 2013
In millions	Second-lien RMBS	First-lien RMBS	Other(1)	Total
Losses and LAE related to actual and expected payments	$85	$12	$108	$205
Recoveries of actual and expected payments	(177)	(11)	76	(112)

Gross losses incurred	(92)	1	184	93
Reinsurance	-	-	(1)	(1)

Losses and LAE	$(92)	$1	$183	$92

(1) -	Includes ABS CDOs, CMBS, U.S. public finance and other issues.

The losses and LAE related to actual and expected payments included in the preceding table primarily related to $108 million in other exposures, including $86 million of losses related to U.S. public finance transactions primarily related to certain general obligation issues. The second-lien RMBS losses and LAE related to actual and expected payments comprise net increases of previously established reserves. The recoveries of actual and expected payments were primarily related to second-lien RMBS recoveries of $177 million, including $316 million in recoveries primarily resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, partially offset by a $139 million reduction in excess spread. Partially offsetting increases in second-lien RMBS recoveries of actual and expected payments were decreases of $76 million related to other issues primarily resulting from a reversal of recoveries related to high yield corporate CDOs.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of September 30, 2013:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	89	20	6	192	307
Number of issues(1)	31	15	5	135	186
Remaining weighted average contract period (in years)	10.8	5.3	9.6	9.6	9.8
Gross insured contractual payments outstanding:(2)
Principal	$5,686	$1,099	$65	$8,332	$15,182
Interest	3,998	279	32	4,819	9,128

Total	$9,684	$1,378	$97	$13,151	$24,310

Gross claim liability	$-	$-	$-	$1,504	$1,504
Less:
Gross potential recoveries	-	-	-	1,264	1,264
Discount, net	-	-	-	272	272

Net claim liability (recoverable)	$-	$-	$-	$(32)	$(32)

Unearned premium revenue	$129	$20	$1	$101	$251

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

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

The gross claim liability as of September 30, 2013 and December 31, 2012 in the preceding tables represents the Company’s estimate of undiscounted probability-weighted future claim payments, which principally relate to insured first and second-lien RMBS transactions and U.S. public finance transactions. The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments, and principally relate to insured second-lien RMBS transactions and U.S. public finance transactions. The Company’s recoveries have been, and remain based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, it is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table presents the components of the Company’s loss and LAE reserves and insurance loss recoverable as reported on the Company’s consolidated balance sheets as of September 30, 2013 and December 31, 2012 for insured obligations within MBIA’s “Classified List.” The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

In millions	As of September 30, 2013	As of December 31, 2012
Loss reserves (claim liability)	$635	$790
LAE reserves	53	63

Loss and LAE reserves	$688	$853

Insurance claim loss recoverable	$(737)	$(3,610)
LAE insurance loss recoverable	(5)	(38)

Insurance loss recoverable	$(742)	$(3,648)

Reinsurance recoverable on unpaid losses	$7	$14
Reinsurance recoverable on paid losses	-	1

Reinsurance recoverable on paid and unpaid losses	$7	$15

As of September 30, 2013, loss and LAE reserves include $1.0 billion of reserves for expected future payments offset by expected recoveries of such future payments of $326 million. As of December 31, 2012, loss and LAE reserves included $1.2 billion of reserves for expected future payments offset by expected recoveries of such future payments of $332 million. As of September 30, 2013, the insurance loss recoverable principally related to expected future recoveries on second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions. As of December 31, 2012, the insurance loss recoverable principally related to estimated recoveries of payments made by the Company resulting from ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans and expected future recoveries on second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions.

To date, as a result of the Bank of America and Flagstar Bank settlements, as well as the agreement between Consenting Claimants, ResCap and Ally, in the ResCap bankruptcy proceeding discussed above, the Company expects to be reimbursed for the majority of its potential recoveries related to ineligible mortgage loans by the end of 2013 or early 2014, which are primarily included in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

For the nine months ended September 30, 2013, the Company collected approximately $2.9 billion, net of reinsurance, of which $2.8 billion, net of reinsurance, related to insured second-lien RMBS transactions. The Company made payments of $372 million, of which $166 million related to insured second-lien RMBS transactions and $134 million related to U.S. public finance issues.

For the nine months ended September 30, 2013, the decrease in insurance loss recoverable related to paid losses totaled $2.9 billion, and primarily resulted from the collections of previously established recoveries related to the settlement with Bank of America on the ineligible mortgage loans related to insured second-lien RMBS transactions.

The following table presents the amounts of the Company’s second-lien RMBS exposure, gross undiscounted claim liability and potential recoveries related to non-consolidated VIEs and consolidated VIEs, included in the Company’s “Classified List,” as of September 30, 2013.

Second-lien RMBS Exposure		Outstanding		Gross Undiscounted
$ in billions	Issues	Gross Principal	Gross Interest	Claim Liability	Potential Recoveries
Non-consolidated VIEs	23	$3.6	$1.3	$0.2	$0.9
Consolidated VIEs	11	$1.8	$0.7	$0.1	$1.4

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table presents changes in the Company’s loss and LAE reserves for the nine months ended September 30, 2013. Changes in the loss and LAE reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in the timing and amounts of estimated payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of September 30, 2013, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 2.11%. LAE reserves are expected to be settled within a one-year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Nine Months Ended September 30, 2013
Gross Loss and LAE Reserves as of December 31, 2012	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(1)	Gross Loss and LAE Reserves as of September 30, 2013
$853	$(293)	$10	$(71)	$116	$2	$(10)	$81	$688

(1) -	Primarily changes in amount and timing of payments.

The decrease in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily due to a decrease in reserves related to loss payments on insured first and second-lien RMBS securitizations and U.S. public finance issues, partially offset by changes in assumptions.

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the nine months ended September 30, 2013. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in the timing and amounts of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Nine Months Ended September 30, 2013
In millions	Gross Reserve as of December 31, 2012	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)	Gross Reserve as of September 30, 2013
Insurance loss recoverable	$3,648	$(2,981)	$16	$(25)	$129	$(33)	$(12)	$742
Recoveries on unpaid losses	332	-	4	(27)	15	2	-	326

Total	$3,980	$(2,981)	$20	$(52)	$144	$(31)	$(12)	$1,068

(1)	Primarily changes in amount and timing of collections.

The Company’s insurance loss recoverable decreased during 2013 primarily due to recoveries associated with issues outstanding as of December 31, 2012, which related to the settlement with Bank of America on the ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages. Recoveries on unpaid losses decreased primarily due to changes in discount rates, partially offset by changes in assumptions.

The following table presents the Company’s total estimated recoveries from ineligible mortgage loans included in certain insured second-lien mortgage loan securitizations as of September 30, 2013. The total estimated recoveries from ineligible mortgage loans of $1.1 billion include $18 million recorded as “Insurance loss recoverable” and $1.1 billion recorded as “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

In millions

Total Estimated Recoveries from Ineligible Mortgage Loans as of December 31, 2012	Accretion of Future Collections	Changes in Discount Rates	Recoveries (Collections)	Changes in Assumptions	Other(1)	Total Estimated Recoveries from Ineligible Mortgage Loans as of September 30, 2013
$3,583	$20	$(7)	$(2,897)	$433	$1	$1,133

(1)	Primarily changes in amount and timing of collections.

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

	Nine Months Ended September 30,
In millions	2013	2012
Loss adjustment expense incurred, gross	$31	$113

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

Financial Assets (excluding derivative assets)

Financial assets, excluding derivative assets, held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company believes a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, the Company will try to obtain a price from another third-party provider, such as a broker, or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of September 30, 2013 or December 31, 2012. All challenges to third-party prices are reviewed by staff of the Company with relevant expertise to ensure reasonableness of assumptions.

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

Valuation Techniques

Valuation techniques for financial instruments measured at fair value or disclosed at fair value are described below.

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

Cash and Cash Equivalents, Receivable for Investments Sold, Net Cash Collateral Pledged to Swap Counterparties, Payable for Investments Purchased, Secured Loan and Accrued Investment Income

The carrying amounts of cash and cash equivalents, receivable for investments sold, net cash collateral pledged to swap counterparties, payable for investments purchased, secured loan and accrued investment income approximate fair values due to the short-term nature and credit worthiness of these instruments.

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

Long-term Debt

Long-term debt consists of notes, debentures, surplus notes and accrued interest on this debt. The fair value of long-term notes, debentures and surplus notes are estimated based on quoted prices for the identical or similar securities. The fair value of the accrued interest expense on the surplus notes due 2033 is determined based on the scheduled interest payments discounted by the market’s perception of the credit risk related to the repayment of the surplus notes. The credit risk related to the repayment of the surplus notes is based on recent trades of the surplus notes. The deferred interest payment will be due on the first business day on or after which the Company obtains approval to make such payment.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Approximately 98% of the balance sheet fair value of insured credit derivatives as of September 30, 2013 was valued based on the Binomial Expansion Technique (“BET”) Model. Approximately 2% of the balance sheet fair value of insured credit derivatives as of September 30, 2013 was valued based on the internally developed Direct Price Model and the dual-default model. The valuation of insured derivatives includes the impact of its credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as their fair value is derived using significant unobservable inputs.

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

Additional structural assumptions of the BET Model are:

•	Default probabilities are determined by three factors: MBIA Corp.’s credit spread, MBIA Corp.’s recovery rate after default, and the time period under risk;

•	Frequencies of defaults are modeled evenly over time;

•	Collateral assets are generally considered on an average basis rather than being modeled on an individual basis; and

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

There were some transactions where the Company incorporated multiple levels within the hierarchy, including using actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. As of September 30, 2013, sector-specific spreads were used in 8% of the transactions valued using the BET Model. Corporate spreads were used in 50% of the transactions and spreads benchmarked from the most relevant spread source were used for 42% of the transactions. The spread source can also be identified by whether or not it is based on collateral weighted average rating factor (“WARF”). No collateral-specific spreads are based on WARF. Sector-specific spreads, corporate spreads and some benchmarked spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spreads were used for 76% of the transactions.

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

d. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates MBIA Corp.’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET Model at discount rates which include MBIA Corp.’s CDS spreads as of September 30, 2013. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than MBIA Corp.’s recovery derivative price multiplied by the unadjusted derivative liability.

Overall Model Results

As of September 30, 2013 and December 31, 2012, the Company’s net insured derivative liability was $1.4 billion and $2.9 billion, respectively, and was primarily related to the fair values of insured credit derivatives, based on the results of the aforementioned pricing models. In the current environment, the most significant driver of changes in fair value is MBIA Corp.’s nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $548 million and $4.4 billion lower than the net liability that would have been estimated if MBIA Corp. excluded nonperformance risk in its valuation as of September 30, 2013 and December 31, 2012, respectively. Nonperformance risk is a fair value concept and does not contradict MBIA Corp.’s internal view, based on fundamental credit analysis of MBIA Corp.’s economic condition, that MBIA Corp. will be able to pay all claims when due.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Financial Guarantees

Gross Financial Guarantees—The fair value of gross financial guarantees is determined using discounted cash flow techniques based on inputs that include (i) assumptions of expected losses on financial guarantee policies where loss reserves have not been recognized, (ii) amount of losses expected on financial guarantee policies where loss reserves have been established, net of expected recoveries, (iii) the cost of capital reserves required to support the financial guarantee liability, (iv) operating expenses, and (v) discount rates. The MBIA Corp. CDS spread and recovery rate are used as the discount rate for MBIA Corp., while the CDS spread and recovery rate of a similar municipal bond insurance company are used as the discount rate for National, as National does not have a published CDS spread and recovery rate.

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

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012. These tables exclude inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations.

In millions	Fair Value as of September 30, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,704	Quoted market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% -17% (4%)
Loan repurchase commitments	1,116	Discounted cash flow	Recovery rates	0% - 98% (81%)
Liabilities of consolidated VIEs:
Variable interest entity notes	745	Quoted market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 27% (10%)
Credit derivative liabilities, net:
CMBS	956	BET Model	Recovery rates	25% - 90% (60%)
			Nonperformance risk	12% - 57% (28%)
			Weighted average life (in years)	1.4 - 28.3 (3.5)
			CMBS spreads	1% - 27% (13%)
Multi-sector CDO	16	Direct Price Model	Nonperformance risk	57% - 57% (57%)
Other	391	BET Model	Recovery rates	42% - 70% (46%)
			Nonperformance risk	18% - 31% (27%)
			Weighted average life (in years)	0.2 - 3.8 (2.2)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,881	Quoted market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 14% (3%)
Loan repurchase commitments	1,086	Discounted cash flow	Recovery rates	10% - 75% (47%)
			Breach rates	66% - 94% (78%)
Liabilities of consolidated VIEs:
Variable interest entity notes	1,932	Quoted market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 23% (6%)
Credit derivative liabilities, net:
CMBS	1,590	BET Model	Recovery rates	21% - 90% (51%)
			Nonperformance risk	19% - 59% (58%)
			Weighted average life (in years)	0.1 - 5.6 (4.4)
			CMBS spreads	1% - 23% (13%)
Multi-sector CDO	525	Direct Price Model	Nonperformance risk	59% - 59% (59%)
Other	806	BET Model	Recovery rates	42% - 75% (47%)
			Nonperformance risk	42% - 59% (58%)
			Weighted average life (in years)	0.1 - 19.6 (3.0)

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

The significant unobservable inputs used in the fair value measurement of the Company’s loan repurchase commitments of consolidated VIEs are the recovery rates. Recovery rates reflect the estimates of future cash flows reduced for litigation delays and risks and/or potential financial distress of the sellers/servicers. The estimated recoveries of the loan repurchase commitments may differ from the actual recoveries that may be received in the future. Significant increases or decreases in the recovery rates would result in significantly higher or lower fair values of the loan repurchase commitments, respectively. Additionally, changes in the legal environment and the ability of the counterparties to pay would impact the recovery rate assumptions, which could significantly impact the fair value measurement.

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

The significant unobservable inputs used in the fair value measurement of MBIA Corp.’s CMBS credit derivatives, which are valued using the BET Model, are CMBS spreads, recovery rates, nonperformance risk and weighted average life. The CMBS spread is an indicator of credit risk of the collateral securities. The recovery rate represents the percentage of notional expected to be recovered after an asset defaults, indicating the severity of a potential loss. The nonperformance risk is an assumption of MBIA Corp.’s own ability to pay and whether MBIA Corp. will have the necessary resources to pay the obligations as they come due. Weighted average life is based on the Company’s estimate of when the principal of the underlying collateral of the CMBS structure will be repaid. A significant increase or decrease in CMBS spreads would result in an increase or decrease in the fair value of the derivative liability, respectively. A significant increase in weighted average life can result in an increase or decrease in the fair value of the derivative liability, depending on the discount rate and the timing of significant losses. Any significant increase or decrease in recovery rates, or MBIA Corp.’s nonperformance risk would result in a decrease or increase in the fair value of the derivative liabilities, respectively. CMBS spreads, recovery rates, nonperformance risk and weighted average lives are determined independently. Changes in one input will not necessarily have any impact on the other inputs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The significant unobservable input used in the fair value measurement of MBIA Corp.’s multi-sector CDO credit derivatives, which are valued using the Direct Price Model, is nonperformance risk. The nonperformance risk is an assumption of MBIA Corp.’s own ability to pay and whether MBIA Corp. will have the necessary resources to pay the obligations as they come due. Any significant increase or decrease in MBIA Corp.’s nonperformance risk would result in a decrease or increase in the fair value of the derivative liabilities, respectively.

The significant unobservable inputs used in the fair value measurement of MBIA Corp.’s other credit derivatives, which are valued using the BET Model, are recovery rates, nonperformance risk and weighted average life. The recovery rate represents the percentage of notional expected to be recovered after an asset defaults, indicating the severity of a potential loss. The nonperformance risk is an assumption of MBIA Corp.’s own ability to pay and whether MBIA Corp. will have the necessary resources to pay the obligations as they come due. Weighted average life is based on MBIA Corp.’s estimate of when the principal of the underlying collateral will be repaid. A significant increase in weighted average life can result in an increase or decrease in the fair value of the derivative liability, depending on the discount rate and the timing of significant losses. Any significant increase or decrease in recovery rates or MBIA Corp.’s nonperformance risk would result in a decrease or increase in the fair value of the derivative liabilities, respectively. Recovery rates, nonperformance risk and weighted average lives are determined independently. Changes in one input will not necessarily have any impact on the other inputs.

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Counterparty and Cash Collateral	Balance as of September 30,
In millions	(Level 1)	(Level 2)	(Level 3)		Netting	2013
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$424	$137	$-		$-	$561
State and municipal bonds	-	1,551	62	(1)	-	1,613
Foreign governments	87	109	5	(1)	-	201
Corporate obligations	-	1,717	47	(1)	-	1,764
Mortgage-backed securities:
Residential mortgage-backed agency	-	945	17	(1)	-	962
Residential mortgage-backed non-agency	-	79	-		-	79
Commercial mortgage-backed	-	26	14	(1)	-	40
Asset-backed securities:
Collateralized debt obligations	-	70	88	(1)	-	158
Other asset-backed	-	89	57	(1)	-	146

Total fixed-maturity investments	511	4,723	290		-	5,524
Money market securities	910	3	-		-	913
Perpetual debt and equity securities	27	14	11	(1)	-	52
Cash and cash equivalents	1,057	-	-		-	1,057
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	57	-		(53)	4

Total derivative assets	-	57	-		(53)	4

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Counterparty and Cash Collateral	Balance as of September 30,
In millions	(Level 1)	(Level 2)	(Level 3)		Netting	2013
Assets of consolidated VIEs:
Corporate obligations	-	46	48	(1)	-	94
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	255	4	(1)	-	259
Commercial mortgage-backed	-	103	2	(1)	-	105
Asset-backed securities:
Collateralized debt obligations	-	33	20	(1)	-	53
Other asset-backed	-	65	50	(1)	-	115
Money market securities	156	-	-		-	156
Cash	46	-	-		-	46
Loans receivable	-	-	1,704		-	1,704
Loan repurchase commitments	-	-	1,116		-	1,116

Total assets	$2,707	$5,299	$3,245		$(53)	$11,198

Liabilities:
Medium-term notes	$-	$-	$204	(1)	$-	$204
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	7	1,363		-	1,370
Non-insured derivatives:
Interest rate derivatives	-	195	-		(195)	-
Currency derivatives	-	1	-		(1)	-
Other liabilities:
Warrants	-	48	-		-	48
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,681	745		-	2,426
Derivative liabilities:
Currency derivatives	-	-	15	(1)	-	15

Total liabilities	$-	$1,932	$2,327		$(196)	$4,063

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Counterparty and Cash Collateral	Balance as of December 31,
In millions	(Level 1)	(Level 2)	(Level 3)		Netting	2012
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$784	$100	$-		$-	$884
State and municipal bonds	-	1,429	103	(1)	-	1,532
Foreign governments	86	107	3	(1)	-	196
Corporate obligations	-	1,140	76	(1)	-	1,216
Mortgage-backed securities:
Residential mortgage-backed agency	-	988	-		-	988
Residential mortgage-backed non-agency	-	94	4	(1)	-	98
Commercial mortgage-backed	-	20	28	(1)	-	48
Asset-backed securities:
Collateralized debt obligations	-	65	31	(1)	-	96
Other asset-backed	-	119	26	(1)	-	145

Total fixed-maturity investments	870	4,062	271		-	5,203
Money market securities	585	8	-		-	593
Perpetual debt and equity securities	23	20	14	(1)	-	57
Cash and cash equivalents	814	-	-		-	814
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	89	5	(1)	(90)	4

Total derivative assets	-	89	5		(90)	4

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Counterparty and Cash Collateral	Balance as of December 31,
In millions	(Level 1)	(Level 2)	(Level 3)		Netting	2012
Assets of consolidated VIEs:
State and municipal bonds	-	41	-		-	41
Corporate obligations	-	215	78	(1)	-	293
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	869	6	(1)	-	875
Commercial mortgage-backed	-	410	7	(1)	-	417
Asset-backed securities:
Collateralized debt obligations	-	215	125	(1)	-	340
Other asset-backed	-	120	64	(1)	-	184
Money market securities	210	-	-		-	210
Cash	176	-	-		-	176
Loans receivable	-	-	1,881		-	1,881
Loan repurchase commitments	-	-	1,086		-	1,086

Total assets	$2,678	$6,049	$3,537		$(90)	$12,174

Liabilities:
Medium-term notes	$-	$-	$165	(1)	$-	$165
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	13	2,921		-	2,934
Non-insured derivatives:
Interest rate derivatives	-	287	4	(1)	(293)	(2)
Currency derivatives	-	1	1	(1)	-	2
Other liabilities:
Warrants	-	6	-		-	6
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,727	1,932		-	3,659
Derivative liabilities:
Interest rate derivatives	-	141	-		-	141
Currency derivatives	-	-	21	(1)	-	21

Total liabilities	$-	$2,175	$5,044		$(293)	$6,926

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

Level 3 assets at fair value, as of September 30, 2013 and December 31, 2012 represented approximately 29% of total assets measured at fair value. Level 3 liabilities at fair value, as of September 30, 2013 and December 31, 2012 represented approximately 57% and 73%, respectively, of total liabilities measured at fair value.

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of September 30, 2013 and December 31, 2012:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant	Fair Value	Carry Value
	Active Markets for	Other Observable	Unobservable	Balance as of	Balance as of
	Identical Assets	Inputs	Inputs	September 30,	September 30,
In millions	(Level 1)	(Level 2)	(Level 3)	2013	2013
Assets:
Other investments	$-	$-	$6	$6	$6
Accrued investment income(1)	44	-	-	44	44
Receivable for investments sold(1)	23	-	-	23	23
Net cash collateral pledged(1)	62	-	-	62	62
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,566	2,566	2,809

Total assets	$129	$-	$2,572	$2,701	$2,944

Liabilities:
Investment agreements	$-	$-	$902	$902	$760
Medium-term notes	-	-	1,035	1,035	1,350
Long-term debt	10	1,282	-	1,292	1,677
Payable for investments purchased(2)	150	-	-	150	150
Secured loan(2)	-	-	50	50	50
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	2,689	2,689	2,959

Total liabilities	$160	$1,282	$4,676	$6,118	$6,946

Financial Guarantees:
Gross	$-	$-	$3,097	$3,097	$2,490
Ceded	-	-	69	69	77

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant	Fair Value	Carry Value
	Active Markets for	Other Observable	Unobservable	Balance as of	Balance as of
	Identical Assets	Inputs	Inputs	December 31,	December 31,
In millions	(Level 1)	(Level 2)	(Level 3)	2012	2012
Assets:
Other investments	$-	$-	$9	$9	$9
Accrued investment income(1)	43	-	-	43	43
Receivable for investments sold(1)	17	-	-	17	17
Net cash collateral pledged(1)	66	-	-	66	66
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,674	2,674	2,829

Total assets	$126	$-	$2,683	$2,809	$2,964

Liabilities:
Investment agreements	$-	$-	$1,175	$1,175	$944
Medium-term notes	-	-	860	860	1,433
Long-term debt	9	702	-	711	1,732
Payable for investments purchased(2)	50	-	-	50	50
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	3,147	3,147	3,465

Total liabilities	$59	$702	$5,182	$5,943	$7,624

Financial Guarantees:
Gross	$-	$-	$650	$650	$143
Ceded	-	-	97	97	91

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2013 and 2012:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2013

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2013
Assets:
Foreign governments	$3	$-	$-	$-	$-	$-	$-	$(3)	$-	$5	$-	$5	$-
Corporate obligations	63	(7)	1	7	2	-	-	(14)	(6)	1	-	47	1
Residential mortgage-backed agency	3	-	-	-	-	-	-	-	-	17	(3)	17	-
Residential mortgage-backed non-agency	1	-	-	-	-	-	-	-	-	-	(1)	-	-
Commercial mortgage-backed	13	-	-	-	-	-	-	(1)	-	2	-	14	-
Collateralized debt obligations	85	-	-	7	-	-	-	(3)	-	10	(11)	88	-
Other asset-backed	64	-	-	(5)	-	-	-	(4)	-	3	(1)	57	-
State and municipal bonds	63	-	-	-	-	-	-	(1)	-	-	-	62	-
Perpetual debt and equity securities	10	-	-	-	1	-	-	-	-	-	-	11	-
Assets of consolidated VIEs:
Corporate obligations	48	-	-	-	-	-	-	-	-	-	-	48	-
Residential mortgage-backed non-agency	2	-	-	-	-	-	-	-	-	2	-	4	-
Commercial mortgage-backed	4	-	(1)	-	-	-	-	(1)	-	-	-	2	-
Collateralized debt obligations	35	-	1	-	-	-	-	(4)	-	-	(12)	20	(1)
Other asset-backed	63	-	(7)	-	-	-	-	(1)	-	1	(6)	50	(1)
Loans receivable	1,790	-	(12)	-	-	-	-	(74)	-	-	-	1,704	(12)
Loan repurchase commitments	1,115	-	1	-	-	-	-	-	-	-	-	1,116	1

Total assets	$3,362	$(7)	$(17)	$9	$3	$-	$-	$(106)	$(6)	$41	$(34)	$3,245	$(12)

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2013
Liabilities:
Medium-term notes	$188	$-	$9	$-	$7	$-	$-	$-	$-	$-	$-	$204	$17
Credit derivatives, net	1,648	28	(285)	-	-	-	-	(28)	-	-	-	1,363	(285)
Interest rate derivatives, net	-	-	-	-	-	-	-	-	-	-	-	-	(15)
Liabilities of consolidated VIEs:
VIE notes	824	-	(6)	-	-	-	-	(73)	-	-	-	745	(6)
Currency derivatives, net	16	-	-	-	(1)	-	-	-	-	-	-	15	(1)

Total liabilities	$2,676	$28	$(282)	$-	$6	$-	$-	$(101)	$-	$-	$-	$2,327	$(290)

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2012

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2012
Assets:
Foreign governments	$12	$-	$-	$-	$1	$9	$-	$(10)	$-	$-	$-	$12	$-
Corporate obligations	98	-	4	(2)	-	2	-	(13)	-	10	(8)	91	3
Residential mortgage-backed agency	4	-	-	-	-	-	-	(1)	-	-	(3)	-	-
Residential mortgage-backed non-agency	33	(1)	-	2	-	-	-	(5)	-	1	(23)	7	-
Commercial mortgage-backed	27	-	-	1	-	1	-	-	-	1	-	30	-
Collateralized debt obligations	29	(4)	-	9	-	-	-	(4)	-	4	(4)	30	-
Other asset-backed	69	(2)	-	2	-	1	-	(1)	-	4	-	73	-
State and municipal bonds	25	-	-	-	-	-	-	(2)	-	71	-	94	-
Perpetual debt and equity securities	13	-	1	-	-	-	-	-	-	-	-	14	-
Assets of consolidated VIEs:
Corporate obligations	95	-	(10)	-	-	-	-	(2)	-	3	(3)	83	1
Residential mortgage-backed non-agency	10	-	-	-	-	-	-	(1)	-	2	(3)	8	-
Commercial mortgage-backed	12	-	1	-	-	-	-	-	-	-	-	13	1
Collateralized debt obligations	140	-	(5)	2	-	-	-	(1)	-	37	-	173	(2)
Other asset-backed	42	-	(1)	-	-	-	-	(5)	-	30	-	66	1
Loans receivable	1,903	-	61	-	-	-	-	(72)	-	-	-	1,892	61
Loan repurchase commitments	1,032	-	19	-	-	-	-	-	-	-	-	1,051	19

Total assets	$3,544	$(7)	$70	$14	$1	$13	$-	$(117)	$-	$163	$(44)	$3,637	$84

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2012
Liabilities:
Medium-term notes	$151	$-	$14	$-	$3	$-	$-	$-	$-	$-	$-	$168	$14
Credit derivatives, net	3,285	(12)	32	-	-	-	-	12	-	-	-	3,317	33
Interest rate derivatives, net	(4)	-	-	-	-	-	-	-	-	4	-	-	5
Currency derivatives, net	-	-	-	-	-	-	-	-	-	1	-	1	-
Liabilities of consolidated VIEs:
VIE notes	1,867	-	128	-	-	-	-	(110)	-	-	-	1,885	128
Currency derivatives, net	21	-	2	-	-	-	-	-	-	-	-	23	2

Total liabilities	$5,320	$(12)	$176	$-	$3	$-	$-	$(98)	$-	$5	$-	$5,394	$182

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $41 million and $34 million, respectively, for the three months ended September 30, 2013. Transfers into and out of Level 2 were $34 million and $41 million, respectively, for the three months ended September 30, 2013. Transfers into Level 3 were principally related to RMBS agency, CDOs and foreign governments, where inputs, which are significant to their valuation, became unobservable during the quarter. CDOs and other ABS, comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

Transfers into and out of Level 3 were $168 million and $44 million, respectively, for the three months ended September 30, 2012. Transfers into and out of Level 2 were $44 million and $168 million, respectively, for the three months ended September 30, 2012. Transfers into Level 3 were principally related to state and municipal bonds, CDOs, other ABS and corporate obligations where inputs, which are significant to their valuation, became unobservable during the quarter. RMBS non-agency and corporate obligations comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2013 and 2012:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2013

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2013
Assets:
Foreign governments	$3	$-	$-	$-	$-	$-	$-	$(11)	$-	$16	$(3)	$5	$-
Corporate obligations	76	(5)	6	11	-	1	-	(14)	(29)	1	-	47	6
Residential mortgage-backed agency	-	-	-	-	-	-	-	-	-	20	(3)	17	-
Residential mortgage-backed non-agency	4	-	-	-	-	-	-	(3)	-	-	(1)	-	-
Commercial mortgage-backed	28	-	-	4	-	-	-	(2)	(18)	3	(1)	14	-
Collateralized debt obligations	31	(2)	-	11	-	61	-	(14)	(5)	28	(22)	88	1
Other asset-backed	26	-	-	(5)	-	3	-	(9)	-	47	(5)	57	-
State and municipal bonds	103	2	-	(1)	-	-	-	(4)	(12)	42	(68)	62	-
Perpetual debt and equity securities	14	-	-	-	-	-	-	-	-	-	(3)	11	-
Assets of consolidated VIEs:
Corporate obligations	78	(4)	(7)	6	-	-	-	(3)	(25)	3	-	48	-
Residential mortgage-backed non-agency	6	-	6	-	-	-	-	(7)	-	3	(4)	4	-
Commercial mortgage-backed	7	-	(1)	-	-	-	-	-	(24)	20	-	2	1
Collateralized debt obligations	125	-	(8)	5	-	-	-	(5)	(84)	1	(14)	20	2
Other asset-backed	64	-	(7)	-	-	-	-	(10)	(2)	11	(6)	50	3
Loans receivable	1,881	-	208	-	-	-	-	(211)	(174)	-	-	1,704	194
Loan repurchase commitments	1,086	-	140	-	-	-	-	(110)	-	-	-	1,116	140

Total assets	$3,532	$(9)	$337	$31	$-	$65	$-	$(403)	$(373)	$195	$(130)	$3,245	$347

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2013
Liabilities:
Medium-term notes	$165	$-	$34	$-	$5	$-	$-	$-	$-	$-	$-	$204	$39
Credit derivatives, net	2,921	1,548	(1,562)	-	-	-	-	(1,548)	-	4	-	1,363	301
Interest rate derivatives, net	(1)	-	2	-	-	-	-	-	-	-	(1)	-	(21)
Currency derivatives, net	1	-	-	-	-	-	-	-	-	-	(1)	-	-
Liabilities of consolidated VIEs:
VIE notes	1,932	-	140	-	-	-	-	(251)	(1,076)	-	-	745	53
Currency derivatives, net	21	-	(5)	-	(1)	-	-	-	-	-	-	15	(6)

Total liabilities	$5,039	$1,548	$(1,391)	$-	$4	$-	$-	$(1,799)	$(1,076)	$4	$(2)	$2,327	$366

(1) -	Transferred in and out at the end of the period.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2012

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2012
Assets:
Foreign governments	$11	$-	$-	$-	$1	$22	$-	$(19)	$(3)	$-	$-	$12	$-
Corporate obligations	207	(15)	9	24	-	18	-	(29)	(140)	25	(8)	91	8
Residential mortgage-backed agency	8	-	-	1	-	-	-	(1)	-	4	(12)	-	-
Residential mortgage-backed non-agency	17	(1)	-	(1)	-	-	-	(11)	(3)	31	(25)	7	-
Commercial mortgage-backed	24	-	-	5	-	1	-	-	-	1	(1)	30	-
Collateralized debt obligations	60	(9)	-	18	-	-	-	(12)	(10)	14	(31)	30	-
Other asset-backed	317	(58)	-	71	-	5	-	(11)	(250)	5	(6)	73	-
State and municipal bonds	28	-	-	-	-	-	-	(5)	-	71	-	94	-
Perpetual debt and equity securities	11	-	1	1	-	-	-	-	-	4	(3)	14	-
Assets of consolidated VIEs:
Corporate obligations	69	-	(15)	(6)	-	28	-	(5)	-	15	(3)	83	3
Residential mortgage-backed non-agency	21	-	6	-	-	-	-	(5)	(15)	5	(4)	8	3
Commercial mortgage-backed	22	-	3	-	-	-	-	(3)	(8)	5	(6)	13	2
Collateralized debt obligations	203	-	(5)	(1)	-	-	-	(1)	(74)	51	-	173	5
Other asset-backed	67	-	4	-	-	4	-	(8)	(35)	34	-	66	5
Loans receivable	2,046	-	52	-	-	-	-	(204)	(2)	-	-	1,892	52
Loan repurchase commitments	1,077	-	(26)	-	-	-	-	-	-	-	-	1,051	(26)

Total assets	$4,188	$(83)	$29	$112	$1	$78	$-	$(314)	$(540)	$265	$(99)	$3,637	$52

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2012
Liabilities:
Medium-term notes	$165	$-	$3	$-	$-	$-	$-	$-	$-	$-	$-	$168	$4
Credit derivatives, net	4,790	420	(1,473)	-	-	-	-	(420)	-	-	-	3,317	(538)
Interest rate derivatives, net	(3)	-	(1)	-	-	-	-	-	-	4	-	-	12
Currency derivatives, net	-	-	-	-	-	-	-	-	-	1	-	1	-
Liabilities of consolidated VIEs:
VIE notes	2,889	-	348	-	-	-	-	(369)	(983)	-	-	1,885	292
Credit derivatives, net	80	-	2	-	-	-	-	-	(82)	-	-	-	-
Currency derivatives, net	17	-	6	-	-	-	-	-	-	-	-	23	6

Total liabilities	$7,938	$420	$(1,115)	$-	$-	$-	$-	$(789)	$(1,065)	$5	$-	$5,394	$(224)

(1) -	Transferred in and out at the end of the period.

Transfers into and out of Level 3 were $199 million and $132 million, respectively, for the nine months ended September 30, 2013. Transfers into and out of Level 2 were $132 million and $199 million, respectively, for the nine months ended September 30, 2013. Transfers into Level 3 were principally related to other ABS, state and municipal bonds, CDOs, RMBS agency and CMBS where inputs, which are significant to their valuation, became unobservable during the period. State and municipal bonds and CDOs comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

Transfers into and out of Level 3 were $270 million and $99 million, respectively, for the nine months ended September 30, 2012. Transfers into and out of Level 2 were $99 million and $270 million, respectively, for the nine months ended September 30, 2012. Transfers into Level 3 were principally related to state and municipal bonds, CDOs, other asset backed, RMBS non-agency and corporate obligations where inputs, which are significant to their valuation, became unobservable during the period. CDOs, RMBS non-agency, RMBS agency and corporate obligations comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended September 30, 2013 and 2012 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2013	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2012
Revenues:
Unrealized gains (losses) on insured derivatives	$285	$285	$(32)	$(33)
Realized gains (losses) and other settlements on insured derivatives	(28)	-	12	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(24)	(1)	(9)	(16)
Net investment losses related to other-than-temporary impairments	-	-	(7)	-
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(11)	(6)	(65)	(49)

Total	$222	$278	$(101)	$(98)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the nine months ended September 30, 2013 and 2012 are reported on the Company’s consolidated statements of operations as follows:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2013	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2012
Revenues:
Unrealized gains (losses) on insured derivatives	$1,562	$(301)	$1,473	$538
Realized gains (losses) and other settlements on insured derivatives	(1,548)	-	(420)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(39)	(11)	(8)	(8)
Net investment losses related to other-than-temporary impairments	-	-	(67)	-
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	193	293	(337)	(254)

Total	$168	$(19)	$641	$276

Fair Value Option

The Company elected to record at fair value certain financial instruments of VIEs that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 for all financial instruments for which the fair value option was elected:

	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Fixed-maturity securities held at fair value	$(37)	$21	$(35)	$(36)
Loans receivable at fair value:
Residential mortgage loans	(87)	(4)	(16)	(103)
Other loans	-	(7)	13	(48)
Loan repurchase commitments	1	19	140	62
Variable interest entity notes	164	12	85	140

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2013 and December 31, 2012 for loans and VIE notes for which the fair value option was elected:

	As of September 30, 2013			As of December 31, 2012
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$1,932	$1,622	$310	$2,307	$1,735	$572
Residential mortgage loans (90 days or more past due)	221	82	139	244	54	190
Other loans	-	-	-	22	22	-
Other loans (90 days or more past due)	-	-	-	197	70	127

Total loans receivable at fair value	$2,153	$1,704	$449	$2,770	$1,881	$889
Variable interest entity notes	$3,859	$2,426	$1,433	$9,021	$3,659	$5,362

Substantially all gains and losses included in earnings during the periods ended September 30, 2013 and December 31, 2012 on loans receivable and VIE notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the VIE notes, resulting in depressed pricing of the financial instruments.

Note 7: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM. Other invested assets designated as AFS are primarily comprised of money market funds.

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and other-than-temporary impairments (“OTTI”) for AFS and HTM investments in the Company’s consolidated investment portfolio as of September 30, 2013 and December 31, 2012:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	September 30, 2013
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$526	$19	$(8)	$537	$-
State and municipal bonds	1,632	30	(52)	1,610	-
Foreign governments	192	9	-	201	-
Corporate obligations	1,616	32	(26)	1,622	-
Mortgage-backed securities:
Residential mortgage-backed agency	942	10	(18)	934	-
Residential mortgage-backed non-agency	67	13	(6)	74	3
Commercial mortgage-backed	34	1	(1)	34	-
Asset-backed securities:
Collateralized debt obligations	210	2	(57)	155	(12)
Other asset-backed	148	2	(17)	133	-

Total fixed-maturity investments	5,367	118	(185)	5,300	(9)
Money market securities	911	-	-	911	-
Perpetual debt and equity securities	9	1	-	10	-
Assets of consolidated VIEs:
Money market securities	156	-	-	156	-

Total AFS investments	$6,443	$119	$(185)	$6,377	$(9)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$2,809	$8	$(251)	$2,566	$-

Total HTM investments	$2,809	$8	$(251)	$2,566	$-

(1) -	Represents unrealized gains or losses on other than temporarily impaired securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of September 30, 2013. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$551	$552	$-	$-
Due after one year through five years	913	929	-	-
Due after five years through ten years	926	925	-	-
Due after ten years	1,576	1,564	2,809	2,566
Mortgage-backed and asset-backed	1,401	1,330	-	-

Total fixed-maturity investments	$5,367	$5,300	$2,809	$2,566

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities was $11 million and $10 million as of September 30, 2013 and December 31, 2012, respectively. These deposits are required to comply with state insurance laws.

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

Substantially all of the obligations under investment agreements require the Company to pledge securities as collateral. Securities pledged in connection with investment agreement activities may not be repledged by the investment agreement counterparty. As of September 30, 2013 and December 31, 2012, the fair value of securities pledged as collateral for these investment agreements approximated $750 million and $820 million, respectively. The Company’s collateral as of September 30, 2013 consisted principally of RMBS, U.S. Treasury and government agency bonds and state and municipal bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements in the amount of $24 million and $144 million as of September 30, 2013 and December 31, 2012, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$208	$(8)	$2	$-	$210	$(8)
State and municipal bonds	730	(48)	58	(4)	788	(52)
Foreign governments	12	-	-	-	12	-
Corporate obligations	610	(23)	20	(3)	630	(26)
Mortgage-backed securities:
Residential mortgage-backed agency	528	(18)	32	-	560	(18)
Residential mortgage-backed non-agency	5	-	23	(6)	28	(6)
Commercial mortgage-backed	22	(1)	1	-	23	(1)
Asset-backed securities:
Collateralized debt obligations	9	(1)	128	(56)	137	(57)
Other asset-backed	22	-	56	(17)	78	(17)

Total fixed-maturity investments	2,146	(99)	320	(86)	2,466	(185)
Perpetual debt and equity securities	4	-	-	-	4	-

Total AFS investments	$2,150	$(99)	$320	$(86)	$2,470	$(185)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$-	$-	$1,174	$(251)	$1,174	$(251)

Total HTM investments	$-	$-	$1,174	$(251)	$1,174	$(251)

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

Gross unrealized losses on AFS securities increased as of September 30, 2013 compared with December 31, 2012 primarily due to market price depreciation caused by rising interest rates and not the result of OTTI. Gross unrealized losses on HTM securities increased as of September 30, 2013 compared with December 31, 2012 primarily due to market price depreciation driven by a credit ratings downgrade on one of the HTM corporate obligations and not the result of OTTI.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of September 30, 2013 and December 31, 2012 was 19 and 23 years, respectively. As of September 30, 2013 and December 31, 2012, there were 64 and 153 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which the fair values of 39 and 89 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer by percentage of fair value below book value by more than 5%:

	AFS Securities			HTM Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	13	$110	$101	-	$-	$-
> 15% to 25%	12	66	52	-	-	-
> 25% to 50%	5	53	36	1	575	345
> 50%	8	52	9	-	-	-

Total	38	$281	$198	1	$575	$345

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of ABS, MBS and corporate obligations included in the Company’s consolidated AFS investment portfolio as of September 30, 2013 for which fair value was less than amortized cost. The credit ratings are based on ratings from Moody’s as of September 30, 2013 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

									Below
In millions	Aaa		Aa		A		Baa		Investment Grade		Not Rated		Total
Asset Type	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS	$13	$-	$59	$(5)	$1	$-	$3	$-	$135	$(69)	$4	$-	$215	$(74)
MBS	558	(18)	8	-	4	-	17	(1)	9	(1)	15	(5)	611	(25)
Corporate obligations	129	(1)	205	(8)	205	(12)	74	(4)	17	(1)	-	-	630	(26)

Total	$700	$(19)	$272	$(13)	$210	$(12)	$94	$(5)	$161	$(71)	$19	$(5)	$1,456	$(125)

The total ABS, MBS and corporate obligations reported in the preceding table include those which are guaranteed by financial guarantors. In addition, the following table presents information on ABS, MBS and corporate obligations guaranteed by the Company and third-party financial guarantors.

			Insured Securities Rated Below Investment Grade without the Effect of Guarantee
	Average Credit Rating with the	Average Credit Rating without the	(in millions)
Asset Type	Effect of Guarantee	Effect of Guarantee	Fair Value	Percentage
ABS	Below investment grade	Below investment grade	$101	64%
MBS	Baa	Below investment grade	20	99%
Corporate obligations	A	A	-	- %

Refer to the table in the “Determination of Credit Loss Guaranteed by the Company and Other Third-Party Guarantors” section within the OTTI section of this note for information on the insured securities included in the table above.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of September 30, 2013 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

For the nine months ended September 30, 2012, the credit losses recognized in earnings were related to RMBS and CDOs. The following table presents a summary of the significant inputs considered in determining the measurement of the credit losses on securities in which a portion of the impairment is included in AOCI:

Nine Months Ended September 30,
Asset-backed Securities	2012
Expected size of losses(1):
Range(2)	12.13% to 97.70%
Weighted average(3)	88.48%
Current subordination levels(4):
Range(2)	0.00% to 0.00%
Weighted average(3)	0.00%
Prepayment speed (annual constant prepayment rate)(5):
Range(2)	0.00% to 30.91%
Weighted average(3)	12.16%

(1) -	Represents future expected credit losses on impaired assets expressed as a percentage of total outstanding balance.

(2) -	Represents the range of inputs/assumptions based upon the individual securities within each category.

(3) -	Calculated by weighting the relevant input/assumption for each individual security by the outstanding notional of the security.

(4) -	Represents current level of credit protection (subordination) for the securities, expressed as a percentage of the balance of the collateral group backing the bond.
(5) -	Values represent high and low points of lifetime vectors of constant prepayment rates.

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

The following table provides information about securities held by the Company as of September 30, 2013 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Asset-backed:
MBIA(1)	$148	$(58)	$15
Other	9	(5)	-

Total asset-backed	157	(63)	15
Mortgage-backed:
MBIA(1)	5	-	-
Other	15	-	-

Total mortgage-backed	20	-	-
Corporate obligations:
Other	6	(2)	-

Total corporate obligations	6	(2)	-
Other:
MBIA(1)	104	(6)	-
Other	19	-	-

Total other	123	(6)	-

Total	$306	$(71)	$15

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

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

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2013	2012	2013	2012
Beginning balance	$186	$269	$197	$341
Additions for credit loss impairments recognized in the current period on securities previously impaired	-	5	-	8
Reductions for credit loss impairments previously recognized on securities sold during the period	(4)	(2)	(14)	(18)
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period(1)	-	(52)	-	(111)
Reductions for increases in cash flows expected to be collected over the remaining life of the security	(4)	-	(5)	-

Ending balance	$178	$220	$178	$220

(1) -	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Sales of Available-For-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and gross realized gains and losses from sales of AFS investments for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Proceeds from sales	$695	$1,163	$3,009	$5,697
Gross realized gains	$4	$42	$52	$100
Gross realized losses	$(15)	$(6)	$(25)	$(101)

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

Changes in the fair value of derivatives, excluding insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange”. Changes in the fair value of insured derivatives are recorded each period in current earnings within “Net change in fair value of insured derivatives”. The net change in the fair value of the Company’s insured derivatives has two primary components: (i) realized gains (losses) and other settlements on insured derivatives and (ii) unrealized gains (losses) on insured derivatives. “Realized gains (losses) and other settlements on insured derivatives” include (i) premiums received and receivable on sold CDS contracts, (ii) premiums paid and payable to reinsurers in respect to CDS contracts, (iii) net amounts received or paid on reinsurance commutations, (iv) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event or settlement agreement, (v) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event or settlement agreement and (vi) fees relating to CDS contracts. The “Unrealized gains (losses) on insured derivatives” include all other changes in fair value of the insured derivative contracts.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

Asset/Liability Products

The Company’s asset/liability products business has entered into derivative instruments primarily consisting of interest rate swaps, and cross currency swaps. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to hedge the variability in cash flows resulting from fluctuations in foreign currency rates.

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

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of September 30, 2013 and December 31, 2012. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of September 30, 2013
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	2.7 Years	$7,412	$3,150	$1,705	$7,419	$6,085	$25,771	$(1,355)
Insured swaps	19.1 Years	-	77	3,694	1,592	-	5,363	(7)
All others	28.3 Years	-	-	-	-	36	36	(8)

Total notional		$7,412	$3,227	$5,399	$9,011	$6,121	$31,170

Total fair value		$(3)	$-	$(6)	$(386)	$(975)		$(1,370)

$ in millions	As of December 31, 2012
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	5.1 Years	$10,457	$5,862	$5,253	$11,571	$13,859	$47,002	$(2,858)
Insured swaps	19.4 Years	-	103	3,661	1,982	71	5,817	(8)
All others	1.8 Years	-	-	-	-	195	195	(68)

Total notional		$10,457	$5,965	$8,914	$13,553	$14,125	$53,014

Total fair value		$(7)	$(70)	$(72)	$(732)	$(2,053)		$(2,934)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future payments that MBIA may be required to make under these guarantees as of September 30, 2013 is $26.4 billion. This amount is net of $67 million of insured derivatives ceded under reinsurance agreements in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives and offsetting agreements with a counterparty. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of September 30, 2013, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $219 million. Of this amount, $143 million is netted within “Derivative liabilities”, $16 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities and an additional $60 million is included in “Other assets” on the Company’s consolidated balance sheets. As of December 31, 2012, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $285 million. Of this amount, $203 million is netted within “Derivative liabilities”, $16 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities and an additional $66 million is included in “Other assets” on the Company’s consolidated balance sheets. As of September 30, 2013 and December 31, 2012, the Company did not post securities to derivative counterparties.

As of September 30, 2013 and December 31, 2012, the fair value on one Credit Support Annex (“CSA”) was $4 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of September 30, 2013 and December 31, 2012, the counterparty was rated A2 by Moody’s and A by S&P.

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

As of September 30, 2013, the total fair value of the Company’s derivative assets, after counterparty netting of $53 million, was $13 million, of which $4 million was reported within “Other assets” on the Company’s consolidated balance sheets. Embedded derivatives of $9 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of September 30, 2013, the total fair value of the Company’s derivative liabilities, after counterparty netting of $53 million and cash collateral posted by the Company of $143 million was $1.4 billion, which was reported within “Derivative liabilities” and “Derivative liabilities” presented under “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $16 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate swaps” and “Currency swaps” in the table below.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of September 30, 2013:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$25,771	Other assets	$-	Derivative liabilities	$(1,355)
Insured swaps	5,363	Other assets	-	Derivative liabilities	(7)
Interest rate swaps	1,575	Other assets	57	Derivative liabilities	(195)
Interest rate swaps-embedded	490	Medium-term notes	9	Medium-term notes	(16)
Currency swaps	20	Other assets	-	Derivative liabilities	(1)
Currency swaps-VIE	102	Other assets-VIE	-	Derivative liabilities-VIE	(15)
All other	36	Other assets	-	Derivative liabilities	(8)
All other-VIE	280	Other assets-VIE	-	Derivative liabilities-VIE	-
All other-embedded	10	Other investments	-	Other investments	-

Total non-designated derivatives	$33,647		$66		$(1,597)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

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

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2013:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$287
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(28)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	17
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	2
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
All other	Unrealized gains (losses) on insured derivatives	(2)

Total		$275

The following tables present the effect of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2012:

In millions
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(12)	$12	$-

Total		$(12)	$12	$-

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

The following table presents the effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2013:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,502
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(1,548)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	58
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	17
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	1
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	6
All other	Unrealized gains (losses) on insured derivatives	60

Total		$96

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain(Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,463
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(420)
Non-insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
Non-insured credit default swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(76)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	39
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	1
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(5)
All other	Unrealized gains (losses) on insured derivatives	10
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	11
All other-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)

Total		$1,019

Note 9: Debt

The Company has disclosed its debt in “Note 10: Debt” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The following debt discussion provides an update to the Company’s Annual Report on Form 10-K.

Long-Term Debt

The Company’s long-term debt consists of surplus notes and MBIA Inc. corporate debt. As of September 30, 2013, accrued interest on the Company’s long-term debt was reported within “Long-term debt” on the Company’s consolidated balance sheets. Prior to September 30, 2013, the accrued interest on long-term debt was included in “Other liabilities” on the Company’s consolidated balance sheets. The accrued interest on long-term debt has been reclassified in the prior year’s financial statements to conform to the current presentation. This reclassification had no impact on total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

Surplus Notes

As of September 30, 2013 and December 31, 2012, there was $940 million of principal outstanding related to surplus notes. As of September 30, 2013 and December 31, 2012, accrued interest related to these surplus notes was $143 million and $61 million, respectively.

Interest and principal payments on the 14% Fixed to Floating Rate Surplus Notes due 2033 are subject to prior approval by the Superintendent of the NYSDFS. From the January 15, 2013 interest payment to the present, MBIA Insurance Corporation’s requests for approval of the note interest payments have been denied by the NYSDFS. MBIA Insurance Corporation provided notice to the Fiscal Agent that it has not made a scheduled interest payment. The deferred interest payment will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to make such payment. No interest will accrue on the deferred interest.

MBIA Inc. Corporate Debt

As of September 30, 2013 and December 31, 2012, there was $584 million and $723 million, respectively, of principal outstanding related to MBIA Inc. corporate debt. As of September 30, 2013 and December 31, 2012, accrued interest related to MBIA Inc. corporate debt was $10 million and $9 million, respectively.

In connection with the BofA Settlement Agreement in May of 2013, MBIA Corp. received $136 million principal amount of the 5.70% Senior Notes due 2034 as consideration for the settlement. These notes were subsequently transferred to National. On a consolidated basis, receipt of these notes by the Company reduced its outstanding debt.

Medium-Term Note Obligations

During the nine months ended September 30, 2013, the Company redeemed $486 million par value outstanding of MTNs issued by the Company’s conduit segment at a cost of 100% of par value. The Company also repurchased approximately $80 million par value outstanding of MBIA Global Funding, LLC (“GFL”) MTNs issued by the Company’s asset/liability segment at a weighted average cost of approximately 92% of par value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Debt (continued)

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

During the third quarter of 2013, MBIA Insurance Corporation borrowed $50 million under the Blue Ridge Secured Loan. MBIA Insurance Corporation elected the LIBOR Loans interest rate option and the average interest rate for the three months ended September 30, 2013 was 7.76%. Accrued interest expense for the Blue Ridge Secured Loan is included within “Other liabilities” on the Company’s consolidated balance sheets.

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

Security

The Loans are secured by a pledge of collateral consisting of the following: (i) MBIA Insurance Corporation’s right to receive put-back recoveries related to ineligible mortgage loans included in its insured RMBS transactions; (ii) MBIA Insurance Corporation’s future recoveries on defaulted insured RMBS transactions resulting from expected excess spread generated by performing loans in such transactions; (iii) MBIA Insurance Corporation’s future installment premiums; and (iv) 65% of the voting capital stock of MBIA Corp.’s equity interest in MBIA UK (Holdings) Limited (the collateral described in clauses (ii) and (iii) above, the (“Other Prepayment Collateral”). Under the Blue Ridge Secured Loan, the value of the collateral described in clauses (i) through (iii) above, must at all times be greater than $1.0 billion. As of September 30, 2013, the value of the collateral was approximately $2.5 billion.

Interest Rate and Fees

Borrowings under the Blue Ridge Secured Loan have a variable interest rate, at MBIA Insurance Corporation’s option based on either: (i) the adjusted LIBOR plus an applicable margin (“LIBOR Loans”), or (ii) the highest between (a) Bank of America’s prime rate and (b) the sum of the federal funds effective rate plus 0.5% and (c) the adjusted LIBOR plus 1.00%, plus an applicable margin (“Base Rate Loans”). The applicable margin for the LIBOR Loans and the Base Rate Loans is 7.50% and 6.50%, respectively. With respect to any available but undrawn amounts under the Blue Ridge Secured Loan, MBIA Insurance Corporation is obligated to pay a commitment fee on such undrawn amounts of 2.00% per annum. The amount of the commitment fee and interest expense for the nine months ended September 30, 2013 was $4 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Debt (continued)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Income (loss) before income taxes	$171	$(57)	$122	$759
Provision (benefit) for income taxes	$39	$(64)	$4	$161
Effective tax rate	22.8%	112.3%	3.3%	21.2%

For the nine months ended September 30, 2013, the Company’s effective tax rate applied to its pre-tax income was lower than the U.S. statutory tax rate primarily as a result of the decrease in the valuation allowance against its deferred tax asset.

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

As of September 30, 2013, the Company reported a net deferred tax asset of $1.2 billion. The $1.2 billion net deferred tax asset is net of a $94 million valuation allowance. As of September 30, 2013, the Company had a valuation allowance against a portion of the deferred tax asset related to losses from asset impairments as these losses are considered capital losses, have a five-year carryforward period, once recognized, and can only offset capital gain income. The September 30, 2013 valuation allowance reflects a decrease of $52 million from the December 31, 2012 valuation allowance of $146 million. The decrease in the valuation allowance for the nine months ended September 30, 2013 was primarily due to the generation of capital gain income from the termination of certain contracts.

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

After reviewing all of the evidence available, both positive and negative, the Company believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of September 30, 2013. The Company continues to assess the adequacy of its valuation allowance as additional evidence becomes available. The Company’s recent financial results have been volatile which has impacted management’s ability to accurately project future taxable income. Continued volatility or losses beyond those projected may cause the Company to conclude that certain of the deferred tax assets within the total deferred tax assets of $1.2 billion as of September 30, 2013 may not be realizable. The Company performs an analysis every quarter to review its conclusion as to the ability to realize the deferred tax asset.

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in UTB and related interest and/or penalties to income tax in the consolidated statements of operations.

In millions
Unrecognized tax benefit as of December 31, 2012	$47
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During a prior year	-
During the current year	11
The amounts of decreases in the UTB related to settlements with taxing authorities	-
The reduction in the UTB as a result of the applicable statute of limitations	-

Unrecognized tax benefit as of September 30, 2013	$58

MBIA’s major tax jurisdictions include the U.S. and the U.K. MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return.

The U.K. tax authorities are currently auditing tax years 2005 through 2010. On June 5, 2013, the Company met with the HM Revenue & Customs (“HMRC”). During the third quarter of 2013, the Company sent HMRC additional information supporting its position. Currently, discussions with HMRC are ongoing and a resolution has not been reached. As of September 30, 2013, the Company has not established a reserve for this issue.

During the third quarter of 2013, the Company met with New York State Department of Taxation and Finance to discuss the Company’s respective positions regarding certain issues related to the 2008 tax year. Currently, discussions are ongoing and a resolution has not been reached. As of September 30, 2013, the Company has not established a reserve for this issue.

As of December 31, 2012, the Company’s consolidated NOL carryforward was $1.3 billion which will expire between tax years 2029 through 2032. As a result of commutation activity in the second quarter of 2013, the Company’s NOL has significantly increased from December 31, 2012. As of September 30, 2013, the Company’s NOL is approximately $2.8 billion. As of December 31, 2012, the Company also had a capital loss carryforward of $165 million which will expire between tax years 2013 through 2017. However, as of September 30, 2013, the Company has generated year-to-date capital gain income sufficient to fully utilize the 2012 capital loss carryforward.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

Advisory Services

The advisory services segment primarily consists of the operations of Cutwater Investor Services Corp. (“Cutwater-ISC”), Cutwater Asset Management Corp. (“Cutwater-AMC”), and Trifinium. Cutwater-ISC and Cutwater-AMC provide advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its subsidiaries, as well as portfolio accounting and reporting services. Cutwater-ISC and Cutwater-AMC are Securities and Exchange Commission registered investment advisers. Cutwater-AMC is also a Financial Industry Regulatory Authority member firm. Trifinium provides certain advisory services primarily in the European Union and is regulated by the Financial Conduct Authority in the U.K.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$93	$39	$3	$10	$6	$-		$151
Net change in fair value of insured derivatives	-	257	-	-	-	-		257
Net gains (losses) on financial instruments at fair value and foreign exchange	-	(3)	-	37	(29)	-		5
Net gains (losses) on extinguishment of debt	-	-	-	-	7	(1)		6
Other net realized gains (losses)	(29)	-	-	-	-	-		(29)
Revenues of consolidated VIEs	-	30	-	(1)	1	-		30
Inter-segment revenues(2)	10	20	8	35	(3)	(70)		-

Total revenues	74	343	11	81	(18)	(71)		420
Losses and loss adjustment	35	63	-	-	-	-		98
Operating	13	22	16	29	-	-		80
Interest	-	27	-	13	19	-		59
Expenses of consolidated VIEs	-	12	-	-	-	-		12
Inter-segment expenses(2)	20	23	3	3	17	(66)		-

Total expenses	68	147	19	45	36	(66)		249

Income (loss) before income taxes	$6	$196	$(8)	$36	$(54)	$(5)		$171

Identifiable assets	$6,509	$12,096	$47	$910	$1,785	$(3,714)	(3)	$17,633

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

	Three Months Ended September 30, 2012
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$149	$59	$5	$3	$9	$-		$225
Net change in fair value of insured derivatives	-	(21)	-	-	-	-		(21)
Net gains (losses) on financial instruments at fair value and foreign exchange	22	14	-	11	(40)	-		7
Net investment losses related to other-than-temporary impairments	-	(4)	-	(4)	-	-		(8)
Other net realized gains (losses)	-	-	-	1	-	-		1
Revenues of consolidated VIEs	-	57	-	-	20	-		77
Inter-segment revenues(2)	43	29	8	53	(1)	(132)		-

Total revenues	214	134	13	64	(12)	(132)		281
Losses and loss adjustment	4	167	-	-	-	-		171
Operating	14	29	12	24	1	-		80
Interest	-	33	-	14	22	-		69
Expenses of consolidated VIEs	-	15	-	-	3	-		18
Inter-segment expenses(2)	32	54	3	4	39	(132)		-

Total expenses	50	298	15	42	65	(132)		338

Income (loss) before income taxes	$164	$(164)	$(2)	$22	$(77)	$-		$(57)

Identifiable assets	$7,134	$17,399	$53	$843	$2,861	$(6,158)	(3)	$22,132

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

The following tables provide the Company’s segment results for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$314	$120	$13	$15	$21	$-		$483
Net change in fair value of insured derivatives	-	14	-	-	-	-		14
Net gains (losses) on financial instruments at fair value and foreign exchange	30	31	-	39	(38)	-		62
Net gains (losses) on extinguishment of debt	-	-	-	-	11	38	(3)	49
Other net realized gains (losses)	(29)	-	-	-	-	-		(29)
Revenues of consolidated VIEs	-	174	-	(10)	8	-		172
Inter-segment revenues(2)	81	52	20	56	(5)	(204)		-

Total revenues	396	391	33	100	(3)	(166)		751
Losses and loss adjustment	105	(13)	-	-	-	-		92
Operating	57	91	42	125	1	-		316
Interest	-	84	-	36	59	-		179
Expenses of consolidated VIEs	-	38	-	-	4	-		42
Inter-segment expenses(2)	72	115	6	8	32	(233)		-

Total expenses	234	315	48	169	96	(233)		629

Income (loss) before income taxes	$162	$76	$(15)	$(69)	$(99)	$67		$122

Identifiable assets	$6,509	$12,096	$47	$910	$1,785	$(3,714)	(4)	$17,633

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, intercompany interest income, expenses pertaining to intercompany receivables and payables and intercompany loans.

(3) -	Represents the gain on the debt received as consideration in connection with the BofA Settlement Agreement.

(4) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

	Nine Months Ended September 30, 2012
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$419	$194	$16	$10	$44	$-		$683
Net change in fair value of insured derivatives	-	1,053	-	-	-	-		1,053
Net gains (losses) on financial instruments at fair value and foreign exchange	43	80	-	19	(160)	-		(18)
Net investment losses related to other-than-temporary impairments	-	(45)	-	(4)	(56)	-		(105)
Other net realized gains (losses)	-	1	-	6	-	-		7
Revenues of consolidated VIEs	-	23	-	-	60	-		83
Inter-segment revenues(2)	123	10	26	132	(19)	(272)		-

Total revenues	585	1,316	42	163	(131)	(272)		1,703
Losses and loss adjustment	15	315	-	-	-	-		330
Operating	112	120	38	69	4	-		343
Interest	-	99	-	43	72	-		214
Expenses of consolidated VIEs	-	46	-	-	11	-		57
Inter-segment expenses(2)	91	154	10	10	87	(352)		-

Total expenses	218	734	48	122	174	(352)		944

Income (loss) before income taxes	$367	$582	$(6)	$41	$(305)	$80		$759

Identifiable assets	$7,134	$17,399	$53	$843	$2,861	$(6,158)	(3)	$22,132

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Total premiums earned:
United States	$82	$141	$297	$402
United Kingdom	9	9	26	27
Europe (excluding United Kingdom)	3	3	9	12
Internationally diversified	2	3	8	13
Central and South America	13	8	28	40
Asia	1	2	3	4
Other	2	2	6	8

Total	$112	$168	$377	$506

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

The following tables provide the results of the segments within the wind-down operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$6	$-	$-	$6
Net gains (losses) on financial instruments at fair value and foreign exchange	(29)	-	-	(29)
Net gains (losses) on extinguishment of debt	7	-	-	7
Revenues of consolidated VIEs	-	1	-	1
Inter-segment revenues(2)	(1)	(2)	-	(3)

Total revenues	(17)	(1)	-	(18)
Interest	19	-	-	19
Inter-segment expenses(2)	2	15	-	17

Total expenses	21	15	-	36

Income (loss) before income taxes	$(38)	$(16)	$-	$(54)

Identifiable assets	$1,586	$198	$1	$1,785

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Three Months Ended September 30, 2012
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$9	$-	$-	$9
Net gains (losses) on financial instruments at fair value and foreign exchange	(40)	-	-	(40)
Revenues of consolidated VIEs	-	20	-	20
Inter-segment revenues(2)	(1)	-	-	(1)

Total revenues	(32)	20	-	(12)
Operating	1	-	-	1
Interest	22	-	-	22
Expenses of consolidated VIEs	-	3	-	3
Inter-segment expenses(2)	3	36	-	39

Total expenses	26	39	-	65

Income (loss) before income taxes	$(58)	$(19)	$-	$(77)

Identifiable assets	$2,219	$693	$(51)	$2,861

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

The following tables provide the results of the segments within the wind-down operations for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$21	$-	$-	$21
Net gains (losses) on financial instruments at fair value and foreign exchange	(38)	-	-	(38)
Net gains (losses) on extinguishment of debt	11	-	-	11
Revenues of consolidated VIEs	-	8	-	8
Inter-segment revenues(2)	(3)	(8)	6	(5)

Total revenues	(9)	-	6	(3)
Operating	1	-	-	1
Interest	59	-	-	59
Expenses of consolidated VIEs	-	4	-	4
Inter-segment expenses(2)	6	26	-	32

Total expenses	66	30	-	96

Income (loss) before income taxes	$(75)	$(30)	$6	$(99)

Identifiable assets	$1,586	$198	$1	$1,785

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Nine Months Ended September 30, 2012
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$44	$-	$-	$44
Net gains (losses) on financial instruments at fair value and foreign exchange	(160)	-	-	(160)
Net investment losses related to other-than-temporary impairments	(56)	-	-	(56)
Revenues of consolidated VIEs	-	60	-	60
Inter-segment revenues(2)	(15)	(2)	(2)	(19)

Total revenues	(187)	58	(2)	(131)
Operating	4	-	-	4
Interest	72	-	-	72
Expenses of consolidated VIEs	-	11	-	11
Inter-segment expenses(2)	16	71	-	87

Total expenses	92	82	-	174

Income (loss) before income taxes	$(279)	$(24)	$(2)	$(305)

Identifiable assets	$2,219	$693	$(51)	$2,861

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options, warrants and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended September 30, 2013 and 2012, there were 26,988,764 and 28,732,318, respectively, of stock options and warrants outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. For the nine months ended September 30, 2013 and 2012, there were 27,369,789 and 28,785,415, respectively, of stock options and warrants outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions except share and per share amounts	2013	2012	2013	2012
Net income (loss)	$132	$7	$118	$598
Basic weighted average shares (1)	192,711,608	193,879,994	193,440,078	193,760,654
Effect of common stock equivalents:
Stock options and warrants	4,035,163	1,097,648	4,322,410	1,074,883

Diluted weighted average shares	196,746,771	194,977,642	197,762,488	194,835,537

Net income (loss) per common share:
Basic	$0.68	$0.04	$0.61	$3.09

Diluted	$0.67	$0.04	$0.60	$3.07

(1) -	Includes 4,349,481 and 5,524,396 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the three months ended September 30, 2013 and 2012, respectively. Includes 4,981,970 and 5,442,143 of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents for the nine months ended September 30, 2013 and 2012, respectively.

Note 13: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the nine months ended September 30, 2013:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Total
Balance, January 1, 2013	$43	$13	$56
Other comprehensive income before reclassifications	(91)	(8)	(99)
Amounts reclassified from AOCI	(7)	-	(7)

Net current period other comprehensive income (loss)	(98)	(8)	(106)

Balance, September 30, 2013	$(55)	$5	$(50)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Accumulated Other Comprehensive Income (continued)

The following table presents the details of the reclassifications from AOCI for the nine months ended September 30, 2013:

In millions
Details about AOCI Components	Amounts Reclassified from AOCI	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gain on sale of securities	$15	Net gains (losses) on financial instruments at fair value and foreign exchange
Amortization on securities	(4)	Net investment income

	11	Income (loss) before income taxes
	4	Provision (benefit) for income taxes

Total reclassifications for the period	$7	Net income (loss)

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

MBIA Insurance Corp. v. J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc.); Index No. 64676/2012 (N.Y. Sup. Ct., County of Westchester)

On October 9, 2013, J.P. Morgan Securities LLC filed its motion for summary judgment.

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

On October 23, 2013, the plaintiffs filed a motion for a preliminary injunction seeking to prospectively enjoin National from issuing dividends during the pendency of the litigation. Although the motion referenced the dividend that the Company previously had disclosed that National intended to pay in the fourth quarter of 2013, that dividend was paid prior to the filing of the motion and therefore is not subject to the relief requested by the motion. Refer to “Note 1: Business Developments and Risks and Uncertainties” for information regarding this dividend. National filed its reply to the motion on November 1, 2013, and believes it is not meritorious and should be denied. The court has adjourned oral argument on the motion to November 14, 2013. The court entered a revised Management Plan and Scheduling Order setting a fact discovery deadline of April 4, 2014.

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

Ambac Bond Insurance Coverage Cases, Coordinated Proceeding Case No. JCCP 4555 (Super. Ct. of Cal., County of San Francisco)

The plaintiffs filed a notice of appeal of the March 22, 2013 decision that granted the Bond Insurer defendants’ motion to strike pursuant to California’s Anti-SLAPP statute dismissing the plaintiffs’ claims under California’s Cartwright Act. On October 1, 2013, the Bond Insurer defendants’ filed a notice of cross-appeal.

Tri-City Healthcare District v. Citibank. et al.; Case No. 30-2010-00359692 (Super. Ct. of Cal., County of Orange)

The parties reached an agreement to resolve Tri-City Healthcare District’s claims in this matter.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14: Commitments and Contingencies (continued)

City of Phoenix v. AMBAC et al., Case No. 2:10-cv-00555-TMB (D. Ariz.)

On June 4, 2013, the parties reached an agreement to resolve the City of Phoenix’s claims in this matter.

National Public Finance Guarantee Corp. et al. v City of Detroit, Michigan et al.; Adv. Pro. No 13-05309-swr (Bkcy. E.D. MI)

On November 8, 2013, National (together with Assured Guaranty Municipal Corp.) commenced an adversary proceeding against the City of Detroit and certain individuals employees/managers in the Chapter 9 bankruptcy case titled In re: City of Detroit, Michigan; Case No. 13-53846, pending in the United States Bankruptcy Court for the Eastern District of Michigan. The complaint seeks, among other things, a declaration that the City of Detroit and its employees/managers must comply with Michigan state law in the collection, segregation and use of restricted ad valorem tax proceeds levied and pledged to repay the principal and interest on several series of Detroit’s unlimited tax general obligation bonds.

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

Note 15: Subsequent Events

Refer to “Note 14: Commitments and Contingencies” for information about legal proceedings that occurred after September 30, 2013.

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

The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•

the possibility that the Company will experience severe losses or liquidity needs due to increased deterioration in its insurance portfolios and in particular, due to the performance of insured credit default swaps (“CDS”) that are backed by or reference commercial mortgage-backed securities (“CMBS”) pools and commercial real estate (“CRE”) collateralized debt obligations (“CDOs”), insured residential mortgage-backed securities (“RMBS”) transactions, and insured asset-backed security (“ABS”) CDOs;

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

•

the possibility of impairment of general obligation bonds that we insure as a result of municipal issuers that are experiencing severe financial stress filing for protection under Chapter 9 of the United States Bankruptcy Code and the unpredictable outcome of bankruptcy proceedings;

•	changes in the Company’s or its insurance subsidiaries’ credit ratings;

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

Recent Developments

Operating Cost Reductions

In order to better position the Company for future business opportunities, in the third quarter of 2013, we initiated cost reduction measures focused on our legal, consulting, staffing and head office occupancy costs. As a result, expenses for net compensation costs related to staff reductions totaled $18 million and were recorded primarily during the third quarter of 2013. These expenses are included in “Operating expenses” on our consolidated statements of operations. These staff reductions reduced our worldwide June 30, 2013 headcount by approximately 21%. We estimate that our staff reductions will result in annualized future savings of approximately $24 million, which will be offset by any future staff increases and increases in compensation. In addition, as a result of the potential sale of the office used in our operations, we recorded an impairment charge of $29 million on our Armonk, New York facility. The carrying value of the facility was adjusted to its fair market value, which was determined based on an independent third-party appraisal of the facility. This impairment charge is reflected in the results of our U.S. public finance insurance segment and is included in “Other net realized gains (losses)” on our consolidated statements of operations.

In addition, during the three and nine months ended September 30, 2013, operating expenses included $2 million and $89 million, respectively, related to settlement, consulting and legal expenses associated with the resolution of litigation matters with Bank of America, Societe Generale, and Flagstar Bank.

Bank of America Settlement Agreement

In May of 2013, MBIA Inc., together with its subsidiaries MBIA Corp. and National, entered into a comprehensive settlement agreement and related agreements (the “BofA Settlement Agreement”) with Bank of America Corporation and certain of its subsidiaries (collectively, “Bank of America”). Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a discussion of the BofA Settlement Agreement. As a result of the BofA Settlement Agreement, the repayment of the remaining balance and accrued interest on MBIA Corp.’s secured loan from National (the “National Secured Loan”) and recent credit ratings upgrades, the Company is currently evaluating strategies for re-entry into the U.S. public finance market.

Societe Generale Settlement

In May of 2013, the Company entered into an agreement with Societe Generale pursuant to which MBIA commuted $4.2 billion of gross insured exposure comprising ABS CDOs, structured CMBS pools and CRE CDOs. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a description of the settlement.

Residential Capital LLC Agreement

In May of 2013, the Company, the Consenting Claimants, Residential Capital LLC (“ResCap”) and Ally Financial Inc. (“Ally”), agreed to the terms of a comprehensive plan agreement to support ResCap’s Chapter 11 plan. The confirmation of ResCap’s Chapter 11 plan would resolve MBIA Corp.’s claims against the Residential Funding Company, LLC, GMAC Mortgage LLC and ResCap estates, and Ally. In June of 2013, the bankruptcy court issued a Memorandum Opinion approving the Plan Support Agreement (the “Plan”). The Plan is now subject to voting by creditors as well as a confirmation hearing by the bankruptcy court. All creditor ballots were due back by October 21, 2013 and as of the date of this report, the results had not been tallied. There can be no assurance that the Plan will be confirmed. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

National

As a result of the BofA Settlement Agreement and the Societe Generale settlement, Standard & Poor’s Financial Services LLC (“S&P”) upgraded National’s rating to A with a stable outlook. Also, Moody’s Investors Service, Inc. (“Moody’s”) upgraded National’s rating to Baa1 with a positive outlook. The absence of higher ratings from S&P and Moody’s has adversely impacted our ability to write new insurance business and our ability to write new premiums. The Company is seeking rating upgrades from the rating agencies and believes the current ratings of National do not fully represent the financial strength of National when compared with other companies in its industry. We expect to achieve high stable ratings for National that would be necessary to support writing new business, but there is no assurance that we will be able to achieve such ratings and the timing of such rating upgrades is uncertain. We are also considering obtaining ratings for National from additional rating agencies.

We expect National will gain market acceptance and become a competitive financial guarantor once its ratings are upgraded. We expect that the majority of its new business will be in the general obligation, tax-backed and revenue bond sectors. The Company also believes there are significant amounts of insurable bonds that have been issued on an unwrapped basis in recent years, which the Company believes meet its underwriting criteria and present attractive secondary market opportunities. In addition, we believe the increase in interest rates during 2013 and the continued issuance of new municipal debt will present attractive risk-adjusted business opportunities for National. National maintains underwriting criteria for most municipal risk types and expects opportunities for new business across the spectrum of municipal sectors. National’s underwriting criteria does not limit it to particular sectors.

While there are currently two other bond insurers actively engaged in the market, one of which was recently established, we have observed other new competitors indicating an interest in entering the bond insurance market and continue to consider strategies for launch. We will continue to monitor the impact that new and existing market participants may have on our ability to compete in the U.S. public finance insurance market in the future.

In August of 2013, the novation agreement between Financial Guaranty Insurance Corporation (“FGIC”) and National, whereby FGIC transferred, by novation, to National all the rights and liabilities under each of the policies covered under a reinsurance agreement with FGIC, became effective. This novation agreement included covered policies that previously benefited from the reinsurance agreement and second-to-pay policies entered into by MBIA Insurance Corporation in 2008 that were subsequently assigned to and reinsured by National in 2009. As a result of this novation, National is now the primary insurer under these policies.

While our U.S. public finance insured portfolio in National continued to perform satisfactorily on the whole, we did experience increased stress in this portfolio in the nine months ended September 30, 2013, as a portion of the obligations that we insure were issued by some of the state and local governments that remain under extreme financial and budgetary stress. In addition, several of these local governments have filed for protection under the United States Bankruptcy Code or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of our insured transactions. We continue to monitor and analyze these situations very closely, and the overall extent and duration of this stress is uncertain. National has exposure to the Commonwealth of Puerto Rico (the “Commonwealth”) and certain governmental issuers in the territory. The Commonwealth is experiencing fiscal stress, however it has taken pro-active actions to address its significant economic challenges. We are continuing to monitor the situation closely, but do not expect a default by the Commonwealth. In addition, during the third quarter of 2013, National participated in the restructuring of a gaming revenue transaction, in which National received marketable securities where the fair value of these securities was less than the salvage receivable recorded at the time of the transaction. We expect to recover the full value of the original salvage receivable over time. Refer to the following “Results of Operations - U.S. Public Finance Insurance Loss and Loss Adjustment Expenses” section for additional information about this remedial credit transaction.

MBIA Corp.

As a result of the BofA Settlement Agreement, MBIA Corp.’s liquidity and capital risk profile has substantially improved. MBIA Corp. still has significant risk within its insured portfolio and the amount and timing of potential claims from its second-lien RMBS and remaining insured CMBS pools are uncertain. MBIA Corp.’s strategy for managing its CMBS pool and ABS CDO exposures has been evaluating opportunities to commute exposures and successfully executing such commutations. MBIA Corp.’s ability to commute insured transactions is limited by available liquidity. MBIA Corp. believes that it continues to have sufficient capital and liquidity to meet all of its expected obligations. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a discussion of significant risks and uncertainties that could affect amounts reported in the Company’s financial statements in future periods. MBIA Corp.’s business and financial results have been significantly influenced by a number of factors including, but not limited to, the matters described below:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

•

Our expected liquidity and capital forecasts for MBIA Corp., which include expected availability of draws under a $500 million three-year secured revolving credit agreement with Blue Ridge Investments, L.L.C. (“Blue Ridge”), an affiliate of Bank of America (the “Blue Ridge Secured Loan”), expected recoveries from the ResCap agreement, and projected collections of excess spread and the remaining put-back recoverables, reflect more than adequate resources to pay expected claims. However, there are risks to these forecasts, as the amount and timing of potential claims from our second-lien RMBS and remaining insured CMBS pools are potentially volatile, as are the projected collections of excess spread and the remaining put-back recoverables. Further, the remaining insured portfolio, aside from these exposures, could deteriorate and result in loss reserves and claim payments. While we believe MBIA Corp. will have adequate resources to pay expected claims, if MBIA Corp. experiences higher than expected claim payments or is unable to commute the remaining exposures that represent substantial risk to the Company, MBIA Corp. may ultimately have insufficient resources to continue to pay claims, which could cause the New York State Department of Financial Services (“NYSDFS”) to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding. In addition, if MBIA Corp.’s statutory capital falls below $750 million as a result of an increase in loss reserves, claims payments or for other reasons, Blue Ridge may in its sole discretion terminate its obligations to make loans under the Blue Ridge Secured Loan, or declare all borrowings to be due and immediately payable.

•

For the three and nine months ended September 30, 2013, we estimated additional aggregate losses and loss adjustment expense (“LAE”) of $98 million and $459 million, respectively, related to our insured CMBS exposure. We have recorded additional impairments on our insured CMBS portfolio every quarter since the beginning of 2010 reflecting that actual deterioration has been more than expected. It is possible that we will experience severe losses or near-term liquidity needs due to increased deterioration in our insured CMBS portfolio.

•

During the nine months ended September 30, 2013, MBIA Corp. commuted $19.9 billion of gross insured exposure, primarily comprising structured CMBS pools, investment grade CDOs, ABS CDOs, first-lien subprime RMBS, high yield corporate CDOs, CRE CDOs, structured insurance securities and first-lien alternative A-paper RMBS. In consideration for the commutation of insured transactions, the Company has made and may in the future make payments to the counterparties, the amounts of which, if any, may be less than or greater than any statutory loss reserves established for the respective transactions. The Company enters into commutations in the ordinary course of its business and generally does not intend to make contemporaneous disclosures regarding any such transactions regardless of the amounts paid to effect such commutations in relation to the statutory loss reserves established for the respective transactions. The Company’s ability to commute insured transactions is limited by available liquidity, including the availability of the Blue Ridge Secured Loan, other available financing structures and expected put-back recoveries, and commutations may be subject to regulatory approval by the NYSDFS and/or the United Kingdom’s (“U.K.”) Prudential Regulation Authority. There can be no assurance that the Company will be able to fund further commutations by borrowing or otherwise or that it will be able to obtain required regulatory approvals.

Economic and Financial Market Trends

We believe the first nine months of 2013 continued to show modest improvements in the U.S. economy. For the three months ended September 30, 2013, the U.S. economy expanded slightly aided by stabilization in the housing market and rising home prices. The unemployment rate dropped in the third quarter of 2013 to its lowest levels in over four years. While this continued improvement in the labor market should help to increase personal incomes, the ultimate outcomes on the debt ceiling, the federal budget and the Affordable Care Act will add uncertainty to the business and consumer segments of our economy. In addition, the recent speculation that the Federal Reserve might taper their quantitative easing programs caused concerns over the level of interest rates. Information concerning our interest rate sensitivity appears in Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk”. While Europe begins to display signs of recovering from its recession, such signs remain inconclusive and there continues to be high unemployment rates. Prolonged debt and budget issues and related austerity programs suggest that it may be some time before Europe shows sustained growth and a robust recovery. While we believe confidence in the U.S. economy should continue for the remainder of 2013, sustained job growth and resolution of fiscal policies in Washington are paramount to a complete recovery. MBIA’s business outlook should be viewed against this backdrop since these are some of the key economic conditions which, together with the volatility of gains and losses on our insured credit derivatives, significantly impact our financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Financial Highlights

Our financial results, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been extremely volatile since the fourth quarter of 2007 primarily as a result of unrealized gains and losses from fair valuing our insured credit derivatives. We do not believe that the volatility caused by these unrealized gains and losses on our insured derivatives reflects the underlying economics of our business. We expect that our reported financial results will remain volatile and uncertain during the remainder of 2013 as a result of actual and perceived future performance of our insured credit derivatives and the perception of MBIA’s credit risk. Our economic performance may also be volatile depending on changes in our loss estimates based on changes in macroeconomic conditions in the U.S. and abroad and deviations in collateral performance from our expectations.

For the three months ended September 30, 2013, we recorded consolidated net income of $132 million or $0.67 per diluted share compared with consolidated net income of $7 million, or $0.04 per diluted share for the same period of 2012.

For the nine months ended September 30, 2013, we recorded consolidated net income of $118 million or $0.60 per diluted share compared with consolidated net income of $598 million or $3.07 per diluted share, for the same period of 2012.

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

For the three months ended September 30, 2013, consolidated adjusted pre-tax loss was $188 million compared with an adjusted pre-tax loss of $118 million for the same period of 2012.

For the nine months ended September 30, 2013, consolidated adjusted pre-tax loss was $368 million compared with an adjusted pre-tax loss of $818 million for the same period of 2012.

Our consolidated shareholders’ equity was $3.2 billion as of September 30, 2013 and December 31, 2012. Our consolidated book value per share as of September 30, 2013 was $16.54 compared with $16.22 as of December 31, 2012.

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

As of September 30, 2013, ABV per share was $28.68, down from $30.68 as of December 31, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except for per share amounts	2013	2012	2013	2012
Total revenues	$420	$281	$751	$1,703
Total expenses	249	338	629	944

Pre-tax income (loss)	171	(57)	122	759
Provision (benefit) for income taxes	39	(64)	4	161

Net income (loss)	$132	$7	$118	$598

Net income (loss) per common share:
Basic	$0.68	$0.04	$0.61	$3.09
Diluted	$0.67	$0.04	$0.60	$3.07

For the three months ended September 30, 2013, we recorded consolidated net income of $132 million, or $0.67 per diluted common share, compared with consolidated net income of $7 million, or $0.04 per diluted common share, for the same period of 2012. Weighted average diluted common shares outstanding totaled 197 million and 195 million for the three months ended September 30, 2013 and 2012, respectively. Consolidated total revenues for the three months ended September 30, 2013 included $257 million of net gains on insured derivatives compared with $21 million of net losses for the same period of 2012. The net gains on insured derivatives in 2013 were principally the result of the effects of unfavorable changes in the market perception of MBIA Corp.’s nonperformance risk on its derivative liabilities and changes in spreads and pricing of underlying collateral and the weighted average life on transactions. The net losses on insured derivatives in 2012 were principally due to changes in spreads and pricing of underlying collateral and collateral erosion, partially offset by the effects of unfavorable changes in the market perception of MBIA Corp.’s nonperformance risk on its derivative liabilities. Consolidated total expenses for the three months ended September 30, 2013 included $98 million of net insurance loss and LAE compared with $171 million for the same period of 2012. The decrease in net insurance loss and LAE in 2013 when compared to 2012 was principally the result of lower increases in expected payments related to CMBS and first-lien RMBS transactions, partially offset by an increase in losses related to a gaming revenue transaction.

For the nine months ended September 30, 2013, we recorded consolidated net income of $118 million, or $0.60 per diluted common share, compared with consolidated net income of $598 million, or $3.07 per diluted common share, for the same period of 2012. Weighted average diluted common shares outstanding totaled 198 million and 195 million for the nine months ended September 30, 2013 and 2012, respectively. Consolidated total revenues for the nine months ended September 30, 2013 included $14 million of net gains on insured derivatives compared with $1.1 billion of net gains for the same period of 2012. The net gains on insured derivatives in 2013 were principally the result of commuting derivative liabilities at prices below their fair values and changes in the weighted average life on transactions, partially offset by the effects of favorable changes in the market perception of MBIA Corp.’s nonperformance risk on its derivative liabilities. The net gains on insured derivatives in 2012 were principally the result of commuting derivative liabilities at prices below their fair values and the effects of unfavorable changes in the market perception of MBIA Corp.’s nonperformance risk on its derivative liabilities. Consolidated total expenses for the nine months ended September 30, 2013 included $92 million of net insurance loss and LAE compared with $330 million for the same period of 2012. The decrease in net insurance loss and LAE in 2013 when compared to 2012 was principally related to decreases in actual and expected payments related to insured second-lien RMBS and first-lien RMBS transactions, partially offset by an increase in losses related to an international road transaction and certain U.S. public finance transactions. In addition, consolidated total expenses for the nine months ended September 30, 2013 included operating expenses of approximately $89 million related to settlement, consulting and legal expenses associated with the resolution of litigation matters with Bank of America, Societe Generale and Flagstar Bank.

Included in our consolidated net income for the three months ended September 30, 2013 and 2012 was $18 million and $59 million, respectively, of income before income taxes related to consolidated VIEs, after the elimination of intercompany revenues and expenses. Included in our consolidated net income for the nine months ended September 30, 2013 and 2012 was $130 million and $26 million, respectively, of income before income taxes related to consolidated VIEs, after the elimination of intercompany revenues and expenses. The net effect of consolidated VIEs on our financial results will vary over time as VIEs are consolidated or deconsolidated by the Company, and as the values of consolidated VIE assets and liabilities change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

European Sovereign Debt Exposure

Uncertainties regarding the European sovereign debt crisis have affected the global economy. Outside the U.S., financial guarantee insurance has been used by issuers of sovereign-related and sub-sovereign bonds, structured finance securities, utility debt and financing for public purpose projects, among others. MBIA does not insure any direct European sovereign debt. However, we do insure both structured finance and public finance obligations in select international markets. MBIA’s indirect European sovereign insured debt exposure totaled $8.0 billion as of September 30, 2013 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned entities that are supported by a sovereign state, region or department. Of the $8.0 billion of insured gross par outstanding, $817 million, $491 million, and $258 million related to Spain, Portugal, and Ireland, respectively. The remaining $6.4 billion related to the U.K. We closely monitor our existing insured European portfolios on an ongoing basis. We consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. We also monitor local accounting, regulatory and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. The Company has an immaterial amount of direct and indirect European sovereign debt holdings included in its investment portfolios. A default by one or more sovereign issuers could have an adverse effect on our insured debt exposures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Adjusted Pre-Tax Income

In addition to the above results, we also analyze the operating performance of the Company using adjusted pre-tax income (loss), a non-GAAP measure. We believe adjusted pre-tax income (loss), as used by management, is useful for an understanding of the results of operations of the Company. Adjusted pre-tax income (loss) is not a substitute for pre-tax income (loss) determined in accordance with GAAP, and our definition of adjusted pre-tax income (loss) may differ from that used by other companies.

For the three months ended September 30, 2013, our consolidated adjusted pre-tax loss increased when compared with the same period of 2012 primarily as a result of decreases in premiums earned and net investment income, an increase in impairments on insured credit derivatives, losses and LAE related to a gaming revenue transaction, and an impairment charge related to our Armonk, New York facility. This increase was partially offset by decreases in other insurance losses and LAE as a result of a lower increase in the expected payments related to CMBS and first-lien RMBS transactions.

For the nine months ended September 30, 2013, our consolidated adjusted pre-tax loss decreased when compared with the same period of 2012 primarily as a result of a decrease in insurance losses and LAE, the absence of net investment losses related to other-than-temporary impairments, net gains from the sale of investments and a decrease in interest expense. These changes were partially offset by lower premiums earned and lower net investment income. In addition, our consolidated adjusted pre-tax loss for the nine months ended September 30, 2013 included operating expenses of approximately $89 million related to settlement, consulting and legal expenses associated with the resolution of litigation matters with Bank of America, Societe Generale and Flagstar Bank.

The following table presents our consolidated adjusted pre-tax income (loss) (a non-GAAP measure) and provides a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Adjusted pre-tax income (loss)	$(188)	$(118)	$(368)	$(818)
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	20	29	18	62
Mark-to-market gains (losses) on insured credit derivatives	285	(33)	1,562	1,473
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	(54)	(65)	1,090	(42)

Pre-tax income (loss)	$171	$(57)	$122	$759

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Adjusted Book Value

As of September 30, 2013, ABV per share (a non-GAAP measure) was $28.68, down from $30.68 as of December 31, 2012. The decrease in ABV per share was primarily driven by insurance losses and credit impairments, a decline in future installment premiums related to insured credit derivatives that were commuted during the period and an increase in operating expenses.

The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In millions except share and per share amounts	As of September 30, 2013	As of December 31, 2012
Total shareholders’ equity of MBIA Inc.	$3,180	$3,173
Common shares outstanding	192,252,644	195,671,509
Book value per share	$16.54	$16.22
Adjustments for items included in book value per share (after-tax):
Cumulative net loss from consolidating certain VIEs (1)	0.59	0.59
Cumulative unrealized loss on insured credit derivatives	4.59	9.70
Net unrealized (gains) losses included in other comprehensive income	0.12	(0.47)
Adjustments for items not included in book value per share (after-tax):
Net unearned premium revenue (2)(3)	8.74	9.92
Present value of insured derivative installment revenue (4)	0.25	0.60
Cumulative impairments on insured credit derivatives (4)	(1.22)	(4.85)
Deferred acquisition costs	(0.93)	(1.03)

Total adjustments per share	12.14	14.46

Adjusted book value per share	$28.68	$30.68

(1) -	Represents the impact on book value per share of consolidated VIEs that are not considered a business enterprise of the Company.

(2) -	Consists of financial guarantee premiums and fees.

(3) -	The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

(4) -	The discount rate on insured derivative installment revenue and impairments was 5% as of September 30, 2013 and December 31, 2012.

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

U.S. Public Finance Insurance

Our U.S. public finance insurance business is primarily conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2013	2012	Change	2013	2012	Change
Net premiums earned	$75	$134	-44%	$280	$370	-24%
Net investment income	26	56	-54%	110	167	-34%
Fees and reimbursements	2	2	-%	5	5	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	-	22	-100%	30	43	-30%
Other net realized gains (losses)	(29)	-	n/m	(29)	-	n/m

Total revenues	74	214	-65%	396	585	-32%

Losses and loss adjustment	35	4	n/m	105	15	n/m
Amortization of deferred acquisition costs	16	26	-38%	59	75	-21%
Operating	17	20	-15%	70	128	-45%

Total expenses	68	50	36%	234	218	7%

Pre-tax income	$6	$164	-96%	$162	$367	-56%

n/m - Percent change not meaningful.

For the three and nine months ended September 30, 2013 and 2012, we did not write a meaningful amount of U.S. public finance insurance. The lack of insurance writings in our U.S. public finance segment reflects the insurance financial strength credit ratings assigned to National by major rating agencies and the impact of litigation over the formation of National in 2009. Subsequent to the BofA Settlement Agreement and the Societe Generale settlement, all litigation brought originally by the group of eighteen domestic and international financial institutions relating to the establishment of National has been resolved. In addition, during 2013, the National Secured Loan was repaid in full, S&P upgraded National’s rating twice to the current rating of A with a stable outlook, and Moody’s upgraded National’s rating to Baa1 from Baa2 with a positive outlook. We are seeking ratings upgrades from the rating agencies as we believe the current ratings of National do not fully represent the financial strength of National compared with other companies in its industry. We do not expect to write a material amount of new business prior to an upgrade of our insurance financial strength ratings. The timing of any rating upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation. National maintains underwriting criteria for most municipal risk types and expects opportunities for new business across the spectrum of municipal sectors.

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. For the three months ended September 30, 2013, U.S. public finance net premiums earned were $75 million compared with $134 million for the same period of 2012. The decrease in 2013 resulted from a decrease in refunded premiums earned of $56 million and a decrease of $3 million in scheduled premiums earned. For the nine months ended September 30, 2013, U.S. public finance net premiums earned were $280 million compared with $370 million for the same period of 2012. The decrease in 2013 resulted from a decrease in refunded premiums earned of $79 million and a decrease in scheduled premiums earned of $11 million. Scheduled premium earnings declined due to the maturity of insured issues within our U.S. public finance portfolio with no material new insurance writings. Refundings have experienced a decline when compared to the prior periods due to an overall decrease in municipal market issuance. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of premiums that would have been earned in the current period.

NET INVESTMENT INCOME The decrease in net investment income for the three and nine months ended September 30, 2013 compared with the same periods of 2012 was primarily due to a higher balance in lower yielding short-term assets generated from the repayment of the National Secured Loan in May of 2013. The interest income on the National Secured Loan for the nine months ended September 30, 2013 totaled $41 million compared with $74 million for the same period of 2012. In connection with the BofA Settlement Agreement, MBIA Corp. repaid the remaining outstanding balance and accrued interest on the National Secured Loan in May of 2013. Refer to the “Liquidity” section included herein for additional information about the National Secured Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Investment asset balances at amortized cost as of September 30, 2013 and December 31, 2012 are presented in the following table:

	September 30, 2013		December 31, 2012
In millions	Investments at Amortized Cost	Pre-tax Yield(1)	Investments at Amortized Cost	Pre-tax Yield(1)
Fixed-income securities:
Tax-exempt	$342	3.87%	$417	3.98%
Taxable	3,258	3.43%	2,378	2.98%
Short-term	1,002	0.24%	204	1.17%

Total fixed-income	4,602	2.76%	2,999	2.99%
Secured loan to an affiliate	-		1,652
Other	11		16

Total	$4,613		$4,667

(1) -	Estimated yield-to-maturity.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The decrease in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended September 30, 2013 compared with the same period of 2012 was principally due to a decrease in net realized gains from the sales of securities from the ongoing management of our U.S. public finance insurance investment portfolio. The decrease in net gains (losses) on financial instruments at fair value and foreign exchange for the nine months ended September 30, 2013 compared with the same period of 2012 was primarily driven by losses from fair valuing financial instruments.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for the three and nine months ended September 30, 2013 included an impairment charge of $29 million related to our Armonk, New York facility.

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

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2013	2012	Change	2013	2012	Change
Loss and LAE related to actual and expected payments	$(24)	$(10)	140%	$86	$57	51%
Recoveries of actual and expected payments	59	14	n/m	20	(42)	-148%

Gross losses incurred	35	4	n/m	106	15	n/m
Reinsurance	-	-	-%	(1)	-	n/m

Losses and loss adjustment expenses	$35	$4	n/m	$105	$15	n/m

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Losses and LAE for the three and nine months ended September 30, 2013, included the loss related to the difference in the value of the salvage receivable recorded and the fair market value of the marketable securities received in connection with the restructuring of a gaming revenue transaction. We expect to recover the full value of the original salvage receivable in the future with the securities received as a result of this transaction. Under U.S. STAT, this salvage receivable continues to be reflected as a component of National’s loss reserves. U.S. STAT differs from GAAP in certain respects. Refer to “Note 11: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of National within exhibit 99.1 of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 for an explanation of the differences between U.S. STAT and GAAP. Losses and LAE related to actual and expected payments for the three months ended September 30, 2013 and 2012 are driven by lower expected future payments based on National’s remediation efforts. In addition, losses and LAE for the nine months ended September 30, 2013, included losses primarily related to certain general obligation bonds. For the three and nine months ended September 30, 2012, losses and LAE primarily related to certain general obligation bonds.

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

The following tables present information about our U.S. public finance insurance loss and LAE reserves and recoverables as of September 30, 2013 and December 31, 2012:

In millions	September 30, 2013	December 31, 2012	Percent Change
Gross loss and LAE reserves	$212	$267	-21%
Expected recoveries on unpaid losses	(118)	(108)	9%

Loss and LAE reserves	$94	$159	-41%

Insurance loss recoverable	$17	$256	-93%
Insurance loss recoverable-ceded (1)	$-	$7	-100%
Reinsurance recoverable on paid and unpaid losses (2)	$1	$8	-88%

(1) -	Reported within “Other liabilities” on our consolidated balance sheets.

(2) -	Reported within “Other assets” on our consolidated balance sheets.

Loss and LAE reserves as of September 30, 2013 decreased when compared with December 31, 2012 primarily related to the Allegheny Health, Education and Research Foundation transaction discussed below, partially offset by increases in certain general obligation bonds reserves.

Insurance loss recoverable as of September 30, 2013 decreased when compared with December 31, 2012 primarily related to the receipt of salvage in connection with the restructuring of a gaming revenue transaction.

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. As of September 30, 2013 and 2012, loss and LAE reserves comprised the following:

	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
$ in millions	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Gross of reinsurance:
Issues with defaults	7	9	$81	$141	$732	$749
Issues without defaults	8	9	13	18	102	113

Total gross of reinsurance	15	18	$94	$159	$834	$862

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

On July 9, 2013, the Company and the Pennsylvania Higher Educational Facilities Authority gave direction to the trustee under each of the indentures for the three Allegheny Health, Education and Research Foundation Bond series to exercise the right of optional redemption at par plus accrued interest. These bonds were redeemed during the third quarter of 2013, the insurance policies were returned to National and $118 million of gross insured par was eliminated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and nine months ended September 30, 2013 and 2012 are presented in the following table:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2013	2012	Change	2013	2012	Change
Gross expenses	$17	$20	-15%	$70	$128	-45%

Amortization of deferred acquisition costs	$16	$26	-38%	$59	$75	-21%
Operating	17	20	-15%	70	128	-45%

Total insurance operating expenses	$33	$46	-28%	$129	$203	-36%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three months ended September 30, 2013 compared with the same period of 2012 primarily due to decreases in legal and litigation related costs. Gross expenses decreased for the nine months ended September 30, 2013 compared with the same period of 2012 as a result of decreases in legal and litigation related costs partially offset by an increase in consulting fees. We did not defer a material amount of policy acquisition costs during 2013 or 2012.

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

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of September 30, 2013 and December 31, 2012. Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions Rating	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
AAA	$15,813	5.4%	$18,518	5.5%
AA	140,279	48.1%	162,504	48.2%
A	105,966	36.4%	122,743	36.4%
BBB	24,737	8.5%	30,496	9.0%
Below investment grade	4,643	1.6%	2,853	0.9%

Total	$291,438	100.0%	$337,114	100.0%

The credit quality distribution of our U.S. public finance insurance exposure as of September 30, 2013 remained relatively consistent with December 31, 2012. Total U.S. public finance insurance gross par outstanding rated A or above, before giving effect to National’s guarantee, was approximately 90% and gross par outstanding rated below investment grade, before giving effect to National’s guarantee, was less than 2% as of September 30, 2013 and less than 1% as of December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Structured Finance and International Insurance

Our structured finance and international insurance business is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event MBIA Corp. has the right, at its discretion, to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. Certain guaranteed investment contracts written by MBIA Inc. or its subsidiaries are insured by MBIA Corp. If MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including MBIA Global Funding, LLC (“GFL”) and Meridian Funding Company, LLC (“Meridian”). MBIA Corp. has also written insurance policies guaranteeing the obligations under CDS contracts of an affiliate, LaCrosse Financial Products, LLC, including termination payments that may become due upon certain events including the insolvency or payment default of the financial guarantor or the CDS issuer. MBIA Insurance Corporation also provides reinsurance to its insurance subsidiaries.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our structured finance and international insurance segment results for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2013	2012	Change	2013	2012	Change
Net premiums earned	$40	$38	5%	$111	$143	-22%
Net investment income	3	8	-63%	12	22	-45%
Fees and reimbursements	18	43	-58%	65	109	-40%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(28)	12	n/m	(1,548)	(420)	n/m
Unrealized gains (losses) on insured derivatives	285	(33)	n/m	1,562	1,473	6%

Net change in fair value of insured derivatives	257	(21)	n/m	14	1,053	-99%
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	14	-121%	31	18	72%
Net investment losses related to other-than-temporary impairments	-	(4)	-100%	-	(45)	-100%
Other net realized gains (losses)	-	1	-100%	-	1	-100%
Revenues of consolidated VIEs:
Net investment income	13	13	-%	38	40	-5%
Net gains (losses) on financial instruments at fair value and foreign exchange	15	42	-64%	119	(25)	n/m
Other net realized gains (losses)	-	-	-%	1	-	n/m

Total revenues	343	134	n/m	391	1,316	-70%

Losses and loss adjustment	63	167	-62%	(13)	315	-104%
Amortization of deferred acquisition costs	19	24	-21%	76	81	-6%
Operating	22	30	-27%	83	115	-28%
Interest	30	62	-52%	129	175	-26%
Expenses of consolidated VIEs:
Operating	3	5	-40%	10	16	-38%
Interest	10	10	-%	30	32	-6%

Total expenses	147	298	-51%	315	734	-57%

Pre-tax income (loss)	$196	$(164)	n/m	$76	$582	-87%

n/m - Percent change not meaningful.

For the three and nine months ended September 30, 2013 and 2012, we did not write a meaningful amount of structured finance and international insurance. As of September 30, 2013, MBIA Corp.’s total insured gross par outstanding was $83.9 billion. Since December 31 2007, our total gross par outstanding has decreased approximately 75% from $331.2 billion. The lack of insurance writings in our structured finance and international insurance segment reflects the insurance financial strength credit ratings assigned to MBIA Corp. by the major rating agencies. The Company does not expect to write a material amount of new business prior to an upgrade of the insurance financial strength ratings of MBIA Corp. and market acceptance that such ratings will be stable in the future. The timing of any future upgrades is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation. Pre-tax income (loss) in each of the periods included in the preceding table was primarily driven by changes in the fair value of our insured credit derivatives, which reflects changes in the market perception of MBIA Corp.’s credit risk.

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

Adjusted pre-tax loss for the three months ended September 30, 2013 decreased when compared with the same period of 2012 principally due to decreases in financial guarantee insurance losses and interest expense from the National Secured Loan, which was repaid in full in May of 2013. These changes were partially offset by an increase in impairments on insured credit derivatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Adjusted pre-tax loss for the nine months ended September 30, 2013 decreased when compared with the same period of 2012 principally due to a decrease in financial guarantee insurance losses, an increase in gains on sales of investments, a decrease in interest expense from the National Secured Loan and the absence of net investment losses related to other-than-temporary impairments.

The following table presents the adjusted pre-tax income (loss) of our structured finance and international insurance segment and a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2013	2012	Change	2013	2012	Change
Adjusted pre-tax income (loss)	$(167)	$(224)	-25%	$(357)	$(970)	-63%
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	24	28	-14%	(39)	37	n/m
Mark-to-market gain (loss) on insured credit derivatives	285	(33)	n/m	1,562	1,473	6%
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	(54)	(65)	-17%	1,090	(42)	n/m

Pre-tax income (loss)	$196	$(164)	n/m	$76	$582	-87%

n/m - Percent change not meaningful.

NET PREMIUMS EARNED Our structured finance and international insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts and insured derivative contracts, and certain of those premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned by type of insurance contract for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Net premiums earned:
Financial guarantee contracts	$40	$38	$111	$143
Insured derivative contracts (1)	6	12	28	42
VIEs (eliminated in consolidation)	4	4	11	11

Total net premiums earned	$50	$54	$150	$196

(1) -	Premiums related to insured derivatives are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations.

Net premiums earned on non-derivative financial guarantee contracts for the three and nine months ended September 30, 2013 and 2012 are presented in the following table. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2013	2012	Change	2013	2012	Change
Net premiums earned:
U.S.	$12	$14	-14%	$37	$50	-26%
Non-U.S.	28	24	17%	74	93	-20%

Total net premiums earned	$40	$38	5%	$111	$143	-22%

Structured finance and international net premiums earned decreased for the nine months ended September 30, 2013 when compared with the same period of 2012 primarily due to the maturity and early settlement of insured transactions with no material writings of new insurance policies.

NET INVESTMENT INCOME The decrease in net investment income for the three and nine months ended September 30, 2013 compared with the same periods of 2012 was primarily due to declining average asset balances in 2013 due to sales of investments to fund claim and commutation payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Investment asset balances at amortized cost as of September 30, 2013 and December 31, 2012 are presented in the following table:

	September 30, 2013		December 31, 2012
In millions	Investments at Amortized Cost	Pre-tax Yield(1)	Investments at Amortized Cost	Pre-tax Yield(1)
Fixed-income securities:
Taxable	$316	2.10%	$725	1.60%
Short-term	206	1.16%	160	1.38%

Total fixed-income	522	1.73%	885	1.56%
Other	2		1

Total	$524		$886

(1) -	Estimated yield-to-maturity.

FEES AND REIMBURSEMENTS The decrease in fees and reimbursements for the three and nine months ended September 30, 2013 compared with the same periods of 2012 was primarily due to a decrease in waiver and consent fees related to the ongoing management of our structured finance and international insurance business.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums and fees earned related to derivatives and the components of the net change in fair value of insured derivatives for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2013	2012	Change	2013	2012	Change
Net premiums and fees earned on insured derivatives	$6	$12	-50%	$29	$43	-33%
Realized gains (losses) on insured derivatives	(34)	-	n/m	(1,577)	(463)	n/m

Realized gains (losses) and other settlements on insured derivatives	(28)	12	n/m	(1,548)	(420)	n/m
Unrealized gains (losses) on insured derivatives	285	(33)	n/m	1,562	1,473	6%

Net change in fair value of insured derivatives	$257	$(21)	n/m	$14	$1,053	-99%

n/m - Percent change not meaningful.

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the three months ended September 30, 2013, realized losses on insured derivatives resulted primarily from claim payments on CMBS transactions. For the nine months ended September 30, 2013 and 2012, realized losses on insured derivatives resulted primarily from settlements and claim payments on CMBS and ABS transactions.

For the three months ended September 30, 2013, unrealized gains on insured derivatives were principally associated with the effects of MBIA Corp.’s nonperformance risk on its derivative liabilities, favorable changes in spreads and pricing on the underlying collateral and a decline in the weighted average life on transactions. For the three months ended September 30, 2012, unrealized losses on insured derivatives were principally associated with unfavorable changes in spreads and pricing on the underlying collateral and collateral erosion of transactions, partially offset by a widening of MBIA Corp.’s credit spreads and a reduction in MBIA Corp.’s recovery rate.

For the nine months ended September 30, 2013, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations, a decline in the weighted average life on transactions and favorable changes in spread/prices on the underlying collateral, partially offset by the effects of MBIA Corp.’s nonperformance risk on its derivative liabilities and collateral erosion of transactions. For the nine months ended September 30, 2012, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations, the effects of MBIA Corp.’s nonperformance risk on its derivative liabilities and the result of favorable movements in spreads and pricing on collateral within transactions, partially offset by collateral erosion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of September 30, 2013, MBIA Corp.’s five year CDS cost was 16.38% upfront plus 5% per annum compared with 35.88% upfront plus 5% per annum as of September 30, 2012. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 4.13% upfront plus 5% per annum to 20.63% upfront plus 5% per annum as of September 30, 2013. As of September 30, 2012, those costs ranged from 17.75% upfront plus 5% per annum to 38.25% upfront plus 5% per annum.

As of September 30, 2013, we had $25.8 billion of gross par outstanding on insured credit derivatives compared with $26.9 billion and $47.5 billion as of June 30, 2013 and December 31, 2012, respectively. The decrease in gross par outstanding was primarily due to contractual terminations, amortizations and maturities. During the three months ended September 30, 2013, three insured issues, representing $1.2 billion in gross par outstanding, either matured or were contractually settled. During the nine months ended September 30, 2013, 36 insured issues, representing $21.3 billion in gross par outstanding, either matured, contractually settled or were agreed to be contractually settled prior to maturity.

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles as our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent actual payments plus the present values of our estimates of expected future claim payments, net of expected future recoveries. MBIA Insurance Corporation’s expected future claim payments were discounted using a rate of 5.72%, the same rate used to calculate its statutory loss reserves as of September 30, 2013. We estimated that additional credit impairments on insured derivatives (excluding LAE) for the nine months ended September 30, 2013 were $483 million across 12 insured CDO issues. Beginning with the fourth quarter of 2007 through September 30, 2013, total credit impairments on insured derivatives were estimated at $6.1 billion across 74 insured CDO issues, inclusive of 71 insured issues for which we made settlement and claim payments of $5.8 billion, net of reinsurance and collections. Accordingly, we expect to realize additional net losses of $337 million. Refer to the following “Loss and Loss Adjustment Expenses” section for additional information about credit impairments on insured derivatives.

Our estimate of credit impairments, a non-GAAP measure, may differ from the fair values recorded in our consolidated financial statements. The Company believes its disclosure of credit impairments on insured derivatives provides additional meaningful information about potential realized losses on these contracts. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments. In the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse before or at the maturity of the contracts. Contracts also may be settled prior to maturity at amounts that may be more or less than their recorded fair values. Those settlements can result in realized gains or losses, and will result in the reversal of unrealized gains or losses. The Company is not required to post collateral to counterparties of these contracts. Refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarterly period year ended September 30, 2013 for information on legislative changes that could require collateral posting by MBIA Corp. notwithstanding the contract terms.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The decrease in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended September 30, 2013 when compared with the same period of 2012 was primarily due to an increase in losses from foreign exchange. The increase in net gains (losses) on financial instruments at fair value and foreign exchange for the nine months ended September 30, 2013 when compared with the same period of 2012 was primarily due to net realized gains from the sales of securities.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to other-than-temporary impairments for the three and nine months ended September 30, 2012 were primarily related to one impaired security that was written down to its fair value as it was our intent to sell the security before an expected recovery of fair value to its amortized cost. Refer to the “Liquidity” section included herein for additional information about impaired investments.

REVENUES OF CONSOLIDATED VIEs For the three months ended September 30, 2013, total revenues of consolidated VIEs were $28 million compared with total revenues of $55 million for the same period of 2012. The decrease in revenues of consolidated VIEs for the three months ended September 30, 2013 when compared to the same period of 2012 was primarily related to a decrease in net gains from second-lien RMBS put-back claims on ineligible mortgage loans and a decrease in net gains due to the movements of MBIA Corp.’s nonperformance risk. For the nine months ended September 30, 2013, total revenues of consolidated VIEs were $158 million compared with total revenues of $15 million for the same period of 2012. The increase in revenues of consolidated VIEs for the nine months ended September 30, 2013 when compared to the same period of 2012 was primarily related to an increase in net gains from second-lien RMBS put-back claims on ineligible mortgage loans partially offset by a decrease in net gains due to the movements of MBIA Corp.’s nonperformance risk.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following tables present the aggregate loss and LAE reserves and insurance loss recoverables as of September 30, 2013 and December 31, 2012, and the aggregate change in the discounted values of net payments expected to be made on all insurance contracts for the three and nine months ended September 30, 2013 and 2012:

Aggregate Losses and LAE Roll Forward

In millions	Financial Guarantee Insurance (1)	Financial Guarantee Insurance Related to VIEs (2)	Insurance Credit Derivative Impairments and LAE (3)	Reinsurance (4)	Total (5)
Gross loss and LAE reserves as of December 31, 2012	$694	$293	$1,458	$(7)	$2,438
Gross insurance loss recoverable as of December 31, 2012	(3,392)	(1,338)	(31)	6	(4,755)

Total reserves (recoverable) as of December 31, 2012	(2,698)	(1,045)	1,427	(1)	(2,317)
Ceded reserves	(1)	-	-	1	-

Net reserves as of December 31, 2012	(2,699)	(1,045)	1,427	-	(2,317)
Total aggregate losses and LAE incurred	(13)	(83)	483	-	387
(Payments) collections and other	2,580	53	(1,571)	-	1,062

Net reserves as of September 30, 2013	(132)	(1,075)	339	-	(868)
Ceded reserves	1	-	(1)	-	-

Total reserves (recoverable) as of September 30, 2013	$(131)	$(1,075)	$338	$-	$(868)

Gross loss and LAE reserves as of September 30, 2013	$594	$240	$368	$(6)	$1,196
Gross insurance loss recoverable as of September 30, 2013	(725)	(1,315)	(30)	6	(2,064)

Total reserves (recoverable) as of September 30, 2013	$(131)	$(1,075)	$338	$-	$(868)

(1) -	Included in “Losses and loss adjustment,” “Loss and loss adjustment expense reserves,” and “Insurance loss recoverable” on the Company’s consolidated financial statements.

(2) -	Represents loss expense, reserves and insurance loss recoverable eliminated upon the consolidation of insured VIEs.

(3) -	Represents statutory losses and LAE and recoveries for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations and the fair value of these contracts are recorded in “Derivative liabilities” on the Company’s consolidated balance sheets.

(4) -	Represents “Losses and loss adjustment,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated financial statements and are ceded to third-party reinsurers under insurance contracts. As of December 31, 2012, there was a $1 million receivable related to insured credit derivative impairments and LAE reinsurance.

(5) -	Represents totals after ceding to third-party reinsurers under insurance contracts.

Aggregate Losses and LAE (change in discounted values of net payments)

	For the Three Months Ended September 30, 2013
In millions	Second-lien RMBS (1)	First-lien RMBS	ABS CDO	CMBS	Other (2)	Total
Change in actual and expected payments	$(8)	$14	$(10)	$90	$7	$93
Change in actual and expected salvage	61	(6)	(2)	8	9	70

Total aggregate losses and LAE	$53	$8	$(12)	$98	$16	$163

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction.

	For the Three Months Ended September 30, 2012
In millions	Second-lien RMBS (1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Change in actual and expected payments	$60	$46	$21	$131	$3	$261
Change in actual and expected salvage	(2)	1	5	(8)	(5)	(9)

Total aggregate losses and LAE	$58	$47	$26	$123	$(2)	$252

(1) -	Includes HELOC loans and CES.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Aggregate Losses and LAE (change in discounted values of net payments)

	For the Nine Months Ended September 30, 2013
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other (2)	Total
Change in actual and expected payments	$126	$12	$(90)	$472	$98	$618
Change in actual and expected salvage	(262)	(11)	-	(13)	55	(231)

Total aggregate losses and LAE	$(136)	$1	$(90)	$459	$153	$387

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction and high yield corporate CDOs.

	For the Nine Months Ended September 30, 2012
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Change in actual and expected payments	$266	$101	$(22)	$602	$10	$957
Change in actual and expected salvage	(7)	4	18	(13)	1	3

Total aggregate losses and LAE	$259	$105	$(4)	$589	$11	$960

(1) -	Includes HELOC loans and CES.

The decrease in total aggregate losses and LAE for the three months ended September 30, 2013 compared with the same period of 2012 was primarily due to lower increases in expected future payments on second-lien RMBS, CMBS, first-lien RMBS and ABS CDO exposures. Partially offsetting these decreases were changes in actual and expected salvage primarily related to lower recoveries resulting from ineligible mortgage loans included in insured second-lien RMBS exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans.

The decrease in total aggregate losses and LAE for the nine months ended September 30, 2013 compared with the same period of 2012 was primarily due to lower increases in expected future payments on second-lien RMBS, CMBS, first-lien RMBS and ABS CDO exposures. The Company also recorded increases in actual and expected salvage due to the resolution of the Company’s claims as reflected in a disclosure statement filed in August of 2013. The disclosure statement indicated a revised expected recovery for the Company of approximately $828 million which is an increase over the previously identified recovery amount of $796 million reflected in the Plan. The increased recovery amount is primarily due to the favorable disposition of assets and settlements of claims. Additionally, the Company also increased the amount of recoveries subject to contractual obligations by Credit Suisse to repurchase such ineligible mortgage loans. Partially offsetting this was a decrease in excess spread (the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests) within the RMBS securitizations, reversal of recoveries related to high yield corporate CDOs and deterioration in an international road transaction.

In addition to the information presented above, the following tables present aggregate losses and LAE for the three and nine months ended September 30, 2013 and 2012 by insurance type:

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	For the Three Months Ended September 30, 2013
In millions	Second-lien RMBS (1)	First-lien RMBS	ABS CDO	CMBS	Other (2)	Total
Financial guarantee insurance (3)	$28	$8	$1	$10	$16	$63
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation) (4)	25	-	(13)	-	-	12
Insured credit derivatives (statutory basis) (5)	-	-	-	88	-	88

Total aggregate losses and LAE	$53	$8	$(12)	$98	$16	$163

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	For the Three Months Ended September 30, 2012
In millions	Second-lien RMBS (1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Financial guarantee insurance (2)	$38	$47	$9	$75	$(2)	$167
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation) (3)	20	-	(2)	-	-	18
Insured credit derivatives (statutory basis) (4)	-	-	19	48	-	67

Total aggregate losses and LAE	$58	$47	$26	$123	$(2)	$252

(1) -	Includes HELOC loans and CES.

(2) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(3) -	Represents losses eliminated upon the consolidation of insured VIEs.

(4) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	For the Nine Months Ended September 30, 2013
In millions	Second-lien RMBS (1)	First-lien RMBS	ABS CDO	CMBS	Other (2)	Total
Financial guarantee insurance (3)	$(92)	$1	$(47)	$(28)	$153	$(13)
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation) (4)	(44)	-	(39)	-	-	(83)
Insured credit derivatives (statutory basis) (5)	-	-	(4)	487	-	483

Total aggregate losses and LAE	$(136)	$1	$(90)	$459	$153	$387

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

	For the Nine Months Ended September 30, 2012
In millions	Second-lien RMBS (1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Financial guarantee insurance (2)	$106	$105	$6	$87	$11	$315
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation) (3)	153	-	(18)	-	-	135
Insured credit derivatives (statutory basis) (4)	-	-	8	502	-	510

Total aggregate losses and LAE	$259	$105	$(4)	$589	$11	$960

(1) -	Includes HELOC loans and CES.

(2) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(3) -	Represents losses eliminated upon the consolidation of insured VIEs.

(4) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents information about our loss and LAE incurred for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2013	2012	Change	2013	2012	Change
Loss and LAE related to actual and expected payments	$18	$185	-90%	$119	$396	-70%
Recoveries of actual and expected payments	45	(18)	n/m	(132)	(81)	63%

Gross losses incurred	63	167	-62%	(13)	315	-104%
Reinsurance	-	-	-%	-	-	-%

Losses and loss adjustment expenses	$63	$167	-62%	$(13)	$315	-104%

n/m - Percent change not meaningful.

Losses and LAE incurred in our structured finance and international insurance segment totaled $63 million for the three months ended September 30, 2013. Included in the $63 million were decreases in gross recoveries of actual and expected payments of $45 million and gross losses related to actual and expected future payments of $18 million. The $45 million decrease in recoveries of actual and expected payments includes $42 million of recoveries related to insured second-lien RMBS transactions, primarily driven by a reduction in excess spread within the securitizations. The $18 million of actual and expected payments includes $14 million related to insured first-lien RMBS exposures and $18 million of other loss activity, primarily related to CMBS and an international road transaction, partially offset by a $14 million decrease in actual and expected payments related to insured second-lien RMBS transactions.

Losses and LAE incurred in our structured finance and international insurance segment totaled $167 million for the three months ended September 30, 2012. Included in the $167 million were gross losses related to actual and expected future payments of $185 million, of which $140 million primarily related to CMBS and insured first-lien RMBS transactions and $45 million related to insured second-lien RMBS transactions. Partially offsetting these losses were recoveries of actual and expected payments of $18 million, including $7 million related to insured second-lien RMBS transactions. The $7 million of recoveries related to second-lien RMBS transactions included $44 million of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans, partially offset by a $37 million reduction in excess spread within the securitizations.

Losses and LAE incurred in our structured finance and international insurance segment was a benefit of $13 million for the nine months ended September 30, 2013. Included in the $13 million benefit were increases in recoveries of actual and expected payments of $132 million, of which $177 million related to insured second-lien RMBS transactions, partially offset by $45 million of other activity. The $177 million of recoveries related to insured second-lien RMBS transactions included $316 million of recoveries primarily resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans, partially offset by a $139 million reduction in excess spread within the securitizations. The $45 million of other activity was primarily the result of a reversal of recoveries related to high yield corporate CDOs, partially offset by an increase in recoveries related to an international road transaction. These recoveries were partially offset by gross losses related to actual and expected future payments of $119 million, of which $85 million related to insured second-lien RMBS transactions and $12 million related to first-lien RMBS transactions.

Losses and LAE incurred in our structured finance and international insurance segment totaled $315 million for the nine months ended September 30, 2012. Included in the $315 million were gross losses related to actual and expected future payments of $396 million, of which $216 million primarily related to insured first-lien RMBS transactions and CMBS transactions and $180 million related to insured second-lien RMBS transactions. Partially offsetting these losses were recoveries of actual and expected payments of $81 million, including $74 million related to insured second-lien RMBS transactions. The $74 million of recoveries related to insured second-lien RMBS transactions included $154 million of recoveries resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans, partially offset by an $80 million reduction in excess spread within the securitizations.

For the three and nine months ended September 30, 2013, losses and LAE incurred included the elimination of a $12 million expense and an $83 million benefit, respectively, as a result of the consolidation of VIEs. The $12 million expense elimination included recoveries of actual and expected payments of $18 million, partially offset by gross losses related to actual and expected future payments of $6 million. The $83 million benefit elimination included gross recoveries of actual and expected payments of $85 million, partially offset by gross losses related to actual and expected future payments of $2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three and nine months ended September 30, 2012, losses and LAE incurred included the elimination of $18 million and $135 million of expense, respectively, as a result of the consolidation of VIEs. The $18 million elimination included gross losses related to actual and expected future payments of $11 million and a decrease in recoveries of actual and expected payments of $7 million. The $135 million elimination included gross losses related to actual and expected future payments of $68 million and a decrease in recoveries of actual and expected payments of $67 million.

The following table presents information about our insurance reserves and recoverable as of September 30, 2013 and December 31, 2012. The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date. Our insurance loss recoverable includes expected recoveries related to put-backs of ineligible mortgage loans within second-lien RMBS transactions and other amounts due to MBIA under the terms and conditions of the respective transactional documents (inclusive of subrogation rights).

In millions	September 30, 2013	December 31, 2012	Percent Change
Gross loss and LAE reserves	$802	$918	-13%
Expected recoveries on unpaid losses	(208)	(224)	-7%

Loss and LAE reserves	$594	$694	-14%

Insurance loss recoverable	$725	$3,392	-79%
Insurance loss recoverable-ceded (1)	$5	$6	-17%
Reinsurance recoverable on paid and unpaid losses (2)	$6	$7	-14%

(1) -	Reported within “Other liabilities” on our consolidated balance sheets.

(2) -	Reported within “Other assets” on our consolidated balance sheets.

Included in the Company’s loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves as of September 30, 2013 and December 31, 2012 for four issues that had no expected future claim payments or par outstanding, but for which the Company was obligated to pay LAE incurred in prior periods. As of September 30, 2013 and December 31, 2012, loss and LAE reserves comprised the following:

	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
$ in millions	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Gross of reinsurance:
Issues with defaults	105	97	$403	$448	$6,494	$7,194
Issues without defaults	19	25	191	246	1,004	1,402

Total gross of reinsurance	124	122	$594	$694	$7,498	$8,596

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

MBIA reports expected potential recoveries of certain paid claims within “Insurance loss recoverable” and the corresponding estimated recovery amounts due to reinsurers within “Other liabilities” on the Company’s consolidated balance sheets. As of September 30, 2013 and December 31, 2012, our insurance loss recoverable in our structured finance and international insurance segment was $725 million and $3.4 billion, respectively. The decrease in our insurance loss recoverable primarily resulted from the collections of previously established recoveries related to the BofA Settlement Agreement related to insured second-lien RMBS securitizations. As of September 30, 2013 and December 31, 2012, our insurance loss recoverable also included estimated recoveries of approximately $669 million and $780 million, respectively, primarily from excess spread within insured second-lien RMBS securitizations. Insurance loss recoverables due to reinsurers totaled $5 million and $6 million as of September 30, 2013 and December 31, 2012, respectively. Insurance loss recoverables are only paid to reinsurers upon receipt of such amounts by MBIA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities (“MBS”) backed by residential mortgage loans, including second-lien RMBS transactions (revolving HELOC loans and CES). For the three months ended September 30, 2013, we recorded losses and LAE of $28 million related to insured second-lien RMBS transactions. The $28 million consolidated losses and LAE was due to a decrease in gross recoveries of actual and expected payments of $42 million, partially offset by a decrease in gross losses and LAE related to actual and expected payments of $14 million. For the nine months ended September 30, 2013, we recorded a $92 million benefit related to insured second-lien RMBS transactions. The $92 million benefit was due to gross recoveries of actual and expected payments of $177 million, partially offset by gross losses and LAE related to actual and expected payments of $85 million.

MBIA Corp. also insures MBS backed by first-lien subprime mortgage loans directly through RMBS securitizations. There has been considerable stress and continued deterioration in the subprime mortgage market since 2008 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of September 30, 2013 and December 31, 2012, the Company had $1.1 billion and $2.2 billion, respectively, of gross par outstanding from direct exposure to subprime mortgage loans. While subprime transactions directly guaranteed by MBIA Corp. include collateral comprising mortgage loans that originated during 2005, 2006, and 2007, we currently do not expect ultimate material losses on these transactions given the amount of subordination below MBIA Corp.’s insured portion of such transactions available to absorb losses from collateral defaults. As of September 30, 2013, the Company had $59 million of gross par outstanding in two insured direct subprime mortgage transactions with 2005 or 2006 subprime mortgage collateral appearing on the Company’s Classified or Caution Lists.

The following table presents the gross par outstanding by vintage year of MBIA Corp.’s total direct RMBS insured exposure as of September 30, 2013. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
In millions	Prime First- lien	Alternative A-paper First-lien		Subprime First-lien		HELOC Second- lien	CES Second- lien	Total
2005 - 2007	$15	$1,733		$360		$2,263	$2,684	$7,055
2004 and prior	175	761		763		528	52	2,279

Total gross par	$190	$2,494	(1)	$1,123	(2)	$2,791	$2,736	$9,334

(1) -	Includes international exposure of $662 million.

(2) -	Includes international exposure of $9 million.

During the nine months ended September 30, 2013, we collected approximately $2.7 billion, net of reinsurance and $243 million in payments, on insured second-lien RMBS transactions, or $2.6 billion after eliminating $130 million of collections and $75 million of payments made on behalf of consolidated VIEs. Through September 30, 2013, we paid a cumulative total of $3.9 billion, net of reinsurance and collections, or $1.7 billion after eliminating $2.2 billion of net payments on insured second-lien RMBS transactions that are currently consolidated as VIEs. As of September 30, 2013, we had loss and LAE reserves related to our remaining insured second-lien RMBS exposure of $124 million before eliminating $44 million of loss and LAE reserves related to our consolidated VIEs. The loss and LAE reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the cash receipts we expect from the performing mortgage loans in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” in our consolidated balance sheets. The payments that we make virtually all go to reduce the principal balances of the securitizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table provides information about insured second-lien RMBS transactions included in MBIA Corp.’s insured portfolio “Classified List” as of September 30, 2013. The total payments of consolidated VIEs are not reflected as insurance losses in our consolidated financial statements.

Second-Lien RMBS Transactions with Claim Payments

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Claim Payments and LAE Net of Collections Since Inception
Non-Consolidated VIEs:
HELOC	14	$16,253	$1,830	$762
CES	9	8,198	1,760	956

Total	23	$24,451	$3,590	$1,718

Total net of reinsurance				$1,609

Consolidated VIEs:
HELOC	6	$3,657	$842	$701
CES	6	4,683	956	1,591

Total	12	$8,340	$1,798	$2,292

Total net of reinsurance				$2,220

The preceding table excludes gross and net claim and LAE payments of $35 million for one issue that has been removed from our “Classified List” and has no outstanding exposure.

Non-Consolidated VIEs

The gross par outstanding on insured second-lien RMBS transactions decreased from $4.0 billion as of December 31, 2012 to $3.6 billion as of September 30, 2013. As of September 30, 2013, we expect to pay an additional $167 million (on a present value basis) on these transactions and expect to receive a total of $756 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. Of our expected reimbursement from excess spread, $669 million is included in “Insurance loss recoverable” and $87 million is included in “Loss and loss adjustment expense reserves”. In addition, we expect to receive $18 million (on a present value basis) with respect to amounts contemplated in the ResCap disclosure statement filed in August of 2013, which is included in “Insurance loss recoverable”.

Consolidated VIEs

The gross par outstanding on insured second-lien RMBS transactions decreased from $2.2 billion as of December 31, 2012 to $1.8 billion as of September 30, 2013. The total payments before reinsurance, includes $751 million that was eliminated subsequent to consolidation. As of September 30, 2013, we expect to pay an additional $60 million (on a present value basis) on these transactions and expect to receive a total of $216 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. In addition, we expect to receive $1.1 billion (on a present value basis) as of September 30, 2013 with respect to amounts contemplated in the ResCap disclosure statement filed in August of 2013 as well as Credit Suisse’s obligation to repurchase ineligible mortgage loans, which is reported in “Loan repurchase commitments” under “Assets of consolidated variable interest entities” on the consolidated balance sheets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Structured finance and international insurance segment expenses for the three and nine months ended September 30, 2013 and 2012 are presented in the following table:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2013	2012	Change	2013	2012	Change
Gross expenses	$23	$30	-23%	$88	$118	-25%

Amortization of deferred acquisition costs	$19	$24	-21%	$76	$81	-6%
Operating	22	30	-27%	83	115	-28%

Total insurance operating expenses	$41	$54	-24%	$159	$196	-19%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three months ended September 30, 2013 compared with the same period of 2012 primarily due to decreases in legal and litigation related costs and compensation expenses. The decrease in the amortization of deferred acquisition costs for the three months ended September 30, 2013 compared with the same period of 2012 principally reflects the acceleration of deferred costs into earnings in prior periods as polices were terminated. Gross expenses decreased for the nine months ended September 30, 2013 compared with the same period of 2012 as a result of decreases in legal and litigation related costs and compensation expenses partially offset by an increase in consulting fees.

Operating expenses decreased for the three and nine months ended September 30, 2013 compared with the same periods of 2012 due to decreases in gross expenses. We did not defer a material amount of policy acquisition costs during 2013 or 2012. Policy acquisition costs in these periods were primarily related to ceding commission income and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE Interest expense incurred by our structured finance and international insurance segment decreased for the three and nine months ended September 30, 2013 when compared to the same periods of 2012 primarily due to the repayment of the National Secured Loan in May of 2013. In addition, during 2013, the interest rate on MBIA Corp.’s surplus notes decreased as a result of the conversion to a floating rate.

INSURED PORTFOLIO EXPOSURE The credit quality of our structured finance and international insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of September 30, 2013 and December 31, 2012, 23% and 26%, respectively, of our structured finance and international insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of September 30, 2013, MBIA Corp.’s $31.0 billion CDO portfolio represented 37% of its total insured gross par outstanding of $83.9 billion. As of December 31, 2012, MBIA Corp.’s $51.8 billion CDO portfolio represented 46% of its total insured gross par outstanding of $112.4 billion. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions	Gross Par Outstanding as of
Collateral Type	September 30, 2013	December 31, 2012	Percent Change
Multi-sector CDOs	$1.6	$4.3	-63%
Investment grade CDOs and structured corporate credit pools	16.6	24.1	-31%
High yield corporate CDOs	4.3	5.7	-25%
Commercial real estate pools and CRE CDOs	8.5	17.7	-52%

Total	$31.0	$51.8	-40%

Multi-Sector CDOs

The multi-sector CDO portfolio is comprised of 12 transactions insured in the primary market between 2002 and 2006 and 21 transactions insured in the secondary market between 2000 and 2004. The underlying collateral in MBIA Corp.’s insured multi-sector CDO transactions is comprised of RMBS, other multi-sector CDOs, corporate CDOs, collateralized loan obligations, ABS (e.g., securitizations of auto receivables, credit cards, etc.), CRE CDOs, CMBS and corporate credits. Our remaining insured multi-sector CDO transactions primarily rely on underlying collateral originally rated triple-B.

Generally, we are subject to a claim on a multi-sector CDO when the insured tranche incurs an interest or principal shortfall. Such shortfalls result once the underlying collateral supporting the transaction no longer generates enough cash flow to support the insured notes. MBIA Corp.’s payment obligation after a default insures current interest and ultimate principal. Original subordination levels for transactions insured in the primary market ranged from 10% to 31%. Current subordinations range from 0% to 81%.

The significant erosion of subordination in our multi-sector CDO transactions principally resulted from the underperformance of RMBS and CDO collateral. As discussed above, the erosion of subordination in these transactions increases the likelihood that MBIA Corp. will pay claims. As of September 30, 2013, there were credit impairment estimates for 21 classified multi-sector CDO transactions for which MBIA Corp. expects to incur actual net claims in the future (14 of which are insured in the secondary market), representing 64% of all MBIA Corp.-insured multi-sector CDO transactions (including both CDS and non-CDS contracts). Of the remaining transactions, 15% are on our “Caution List” and 21% continue to perform at or close to our original expectations. In the event of further performance deterioration of the collateral referenced or held in our multi-sector CDO transactions, the amount of credit impairments could increase materially.

Total gross par exposure in our multi-sector CDO portfolio was $37.3 billion as of December 31, 2007. Since the end of 2007 through September 30, 2013, our multi-sector CDO gross par exposure has decreased by approximately $35.7 billion primarily from negotiated commutations of $23.6 billion and contractual terminations without any payment from MBIA Corp. of $5.4 billion. The remaining reduction in gross par was due to the amortization and maturity of transactions. As of September 30, 2013, our gross par exposure to multi-sector CDOs of $1.6 billion represented 5% of MBIA Corp.’s CDO exposure and 2% of MBIA Corp.’s total gross par insured.

Investment Grade Corporate CDOs

Our 12 investment grade corporate CDO exposures insured in 2006 and 2007 reference pools of predominantly investment grade corporate credits. Three of these pools include limited exposure to other asset classes, including structured finance securities (such as RMBS and CDOs). Our investment grade corporate CDO policies guarantee coverage of losses on collateral assets once a deductible has been eroded, and are highly customized structures. Our gross par exposure to investment grade corporate CDOs of $16.6 billion represents 54% of MBIA Corp.’s CDO exposure and 20% of MBIA Corp.’s total gross par insured. The Company’s insured investment grade corporate CDOs have experienced erosion of subordination due to the default of underlying referenced corporate and structured finance securities, but we currently do not expect losses on MBIA Corp.’s insured tranches. As of September 30, 2013, the collateral amount in the portfolio exceeds the gross par outstanding as a result of credit enhancement. Original subordination levels for nine of the investment grade corporate CDO policies ranged from 15% to 30%. Current subordination levels for these nine policies are between 11% and 28%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Our gross par of insured investment grade corporate CDOs includes $7.1 billion across three transactions that were structured to include buckets (typically 30% to 35% of the overall CDO) of references to specific tranches of other investment grade corporate CDOs (monotranches). In such transactions, MBIA Corp.’s insured investment grade corporate CDOs include, among direct corporate or structured credit reference risks, and monotranche or single layer credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The referenced monotranches in such CDOs were typically rated double-A and sized to approximately 3% of the overall reference risk pool. The inner referenced monotranches are not subject to acceleration and do not give control rights to a senior investor. The inner referenced monotranches have also experienced erosion of subordination due to defaults in their referenced corporate assets. These transactions had original subordination of 25% and current subordination ranges from 15% to 18%.

High Yield Corporate CDOs

Our high yield corporate CDO portfolio, totaling $4.3 billion of gross par exposure, largely comprises middle-market/special- opportunity corporate loan transactions. Our gross par exposure to high yield corporate CDOs represents 14% of MBIA Corp.’s CDO exposure and 5% of MBIA Corp.’s total gross par insured as of September 30, 2013. Original subordination for our high yield corporate portfolio ranged from 22% to 33%. Current subordination is between 10% and 30%. Declines in subordination levels result from defaults in underlying collateral, as well as sales of underlying collateral at discounted prices. Subordination within CDOs may decline further over time as a result of additional collateral deterioration. We do not expect insured losses on our high yield corporate CDO portfolio. Accordingly, as of September 30, 2013, there is no loss reserve established for this portfolio. However, there can be no assurance that the Company will not incur losses as a result of further deterioration in subordination.

Commercial Real Estate Pools and CRE CDOs

As of September 30, 2013, we had $8.5 billion of gross par exposure to the CRE sector through insured structured transactions primarily comprising CRE collateral. In addition, MBIA Corp. insures approximately $1.5 billion in CRE loan pools, primarily comprising European assets. These CRE loans are not included in the following “Structured CMBS Pools” and “CRE CDOs” sections. During the nine months ended September 30, 2013, the Company commuted $8.9 billion of gross par exposure related to CRE exposure. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of credit impairments on our CRE pools and CDO exposure, including the methodology used to calculate these impairments.

Structured CMBS Pools

As of September 30, 2013, our gross par exposure to structured CMBS pools totaled $7.2 billion and represented approximately 9% of MBIA Corp.’s total gross par insured. Since the end of 2007 through September 30, 2013, our structured CMBS pools gross par exposure has decreased by approximately $33.5 billion, primarily from negotiated commutations and early settlements. Our structured CMBS pool insured transactions are pools of CMBS bonds, Real Estate Investment Trust (“REIT”) debt and other CRE CDOs structured with first loss deductibles such that MBIA Corp.’s obligation attached at a minimum of a triple-A level when the policies were issued. The deductible sizing was a function of the underlying collateral ratings and certain structural attributes. MBIA Corp.’s guarantees for most structured CMBS pool transactions cover losses on collateral assets once the deductibles have been eroded. These deductibles provide credit enhancement and subordination to MBIA’s insured position.

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

Original deductibles for our structured CMBS pools ranged from 5.0% to 82.3%. As of September 30, 2013, the deductibles for these transactions ranged from 0% to 81.7%. Deductibles are eroded as bonds experience realized losses which are ultimately due to liquidations of underlying loan collateral. During the second and third quarters of 2013, we paid claims on a CMBS pool transaction which experienced deterioration such that all of the remaining deductible was eliminated. We expect to experience additional claims on this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of September 30, 2013, we have significantly reduced our exposure to pools comprised of 2006 and 2007 vintage CMBS collateral originally rated BBB. As of September 30, 2013, we had exposure to four static CMBS pools, having $800 million of gross par outstanding, that were originally insured in 2006 and 2007, and in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower. Additionally, we insure two static CMBS pools, totaling $3.0 billion of gross par outstanding as of September 30, 2013, that were originally insured in 2007, and are comprised of CMBS collateral which was originally rated A. Ultimate loss rates remain uncertain. If the economy does not continue to improve, it is possible that we will experience severe losses, particularly if the underlying loans are unable to pay off at their expected maturity dates. Although we believe MBIA Corp. will have adequate resources to pay expected claims, there can be no assurance that this will be the case. The remaining insured CMBS portfolio primarily consists of transactions backed by collateral originally rated AAA and originated in 2004, 2005, 2006 or 2007.

Delinquencies increased markedly in the CRE market during and immediately after the economic crisis, however they have stabilized over the last twelve months. As of September 30, 2013, 30-day and over delinquencies in the fixed-rate conduit CMBS market were 7.8%, and in MBIA Corp.’s insured static pooled CMBS portfolio were 11.2%. The higher delinquency rate in MBIA Corp.’s portfolio was primarily due to a concentration in the 2006 and early 2007 vintages. Additionally, the market includes newer vintage transactions from 2010 to 2012, which have virtually no material delinquencies. Although we have also seen stabilization in the delinquency rate over the past several months, some of the moderation is attributable to increased liquidations, and loan modifications and extensions granted by the special servicers. The special servicers are responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process with the objective of maximizing proceeds for all bondholders by avoiding or minimizing loan level losses.

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

CRE CDOs

As of September 30, 2013, our gross par exposure to CRE CDOs totaled $1.3 billion and represented approximately 2% of MBIA Corp.’s total gross par insured. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt, and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. These transactions benefit from typical CDO structural features such as cash diversion triggers, collateral quality tests, and manager replacement provisions. MBIA Corp. guarantees timely interest and ultimate principal of these CDOs. As with our other insured CDOs, these transactions were structured with credit protection originally rated triple-A, or a multiple of triple-A, below our guarantee. As of September 30, 2013, our CRE CDO insured portfolio did not contain any CDOs of ABS exposures. Some of the CRE CDO transactions do contain some RMBS collateral, but overall this comprises less than 1% of the collateral in the CRE CDO portfolio. To the extent losses do occur on these transactions, the payments are due at the maturity date, which range from the years 2036 through 2056. Current subordination levels are between 0% and 42%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance and Structured Finance and International Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of September 30, 2013 for our U.S. public finance and structured finance and international insurance operations:

In millions	Standard &			Letters of
Reinsurers	Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Credit/Trust Accounts	Reinsurance Recoverable (1)
Assured Guaranty Re Ltd.	AA- (Stable Outlook)	Baa1 (Stable Outlook)	$4,009	$5	$7
Assured Guaranty Corp.	AA- (Stable Outlook)	A3 (Stable Outlook)	2,773	-	-
Overseas Private Investment Corporation	AA+ (Stable Outlook)	Aaa (Stable Outlook)	337	-	-
Others	A+ or above	A2 or above	132	2	-

Total			$7,251	$7	$7

(1) -	Total reinsurance recoverable of $7 million is primarily recoverables on unpaid losses.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of September 30, 2013, the total amount available under these letters of credit and trust accounts was $7 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of September 30, 2013, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $7.3 billion compared with $3.4 billion as of December 31, 2012. Of the $7.3 billion of ceded par outstanding as of September 30, 2013, $5.8 billion was ceded from our U.S. public finance insurance segment and $1.5 billion was ceded from our structured finance and international insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. As of September 30, 2013, the total amount for which National would be liable in the event that the reinsurers of MBIA Corp. were unable to meet their obligations is $1.6 billion.

In August of 2013, the novation agreement between FGIC and National, whereby FGIC transfers, by novation, to National all the rights and liabilities under each of the policies covered under a reinsurance agreement with FGIC, became effective. This novation agreement includes covered policies that previously benefited from the reinsurance agreement and second-to-pay policies entered into by MBIA Insurance Corporation in 2008 that were subsequently assigned to and reinsured by National in 2009. As a result of this novation, National is now the primary insurer under these policies. The amount of third-party reinsurance available to National via the novation agreement totals $4.2 billion.

Advisory Services

Our asset management and advisory business is primarily conducted through Cutwater and Trifinium Advisors (UK) Limited (“Trifinium”). Cutwater provides advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its other subsidiaries. Trifinium provides certain advisory services primarily in the European Union.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the results and assets under management of our advisory services segment for the three and nine months ended September 30, 2013 and 2012. These results include revenues and expenses from transactions with the Company’s insurance, corporate, and wind-down operations.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2013	2012	Change	2013	2012	Change
Fees	$11	$13	-15%	$33	$42	-21%
Operating expenses	19	15	27%	48	48	-%

Pre-tax income (loss)	$(8)	$(2)	n/m	$(15)	$(6)	150%

Ending assets under management:
Third-party	$15,010	$17,624	-15%	$15,010	$17,624	-15%
Insurance and corporate	6,807	7,530	-10%	6,807	7,530	-10%
Asset/liability products and conduits	4,040	5,061	-20%	4,040	5,061	-20%

Total ending assets under management	$25,857	$30,215	-14%	$25,857	$30,215	-14%

n/m - Percent change not meaningful.

For the three and nine months ended September 30, 2013, the unfavorable changes in pre-tax income (loss) compared with the same periods of 2012 were primarily driven by decreases in fees due to declines in asset balances managed for our other segments and for third parties. Operating expenses for the three months ended September 30, 2013 increased compared with the same period of 2012 due to increases in legal costs, compensation expense related to severance and consulting fees.

Average third-party assets under management for the nine months ended September 30, 2013 and 2012 were $16.9 billion and $19.7 billion, respectively. This decrease was principally due to declines in our pool products and CDO management business.

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

The following table summarizes the consolidated results of our corporate segment for the three and nine months ended September 30, 2013 and 2012. The results include revenues and expenses that arise from general corporate activities and from providing support to our other segments.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2013	2012	Change	2013	2012	Change
Net investment income	$6	$3	100%	$15	$10	50%
Fees	32	54	-41%	76	133	-43%
Net gains (losses) on financial instruments at fair value and foreign exchange	43	11	n/m	19	19	-%
Net investment losses related to other-than-temporary impairments	-	(4)	-100%	-	(4)	-100%
Other net realized gains (losses)	-	-	-%	-	5	-100%
Revenues of consolidated VIEs:
Other net realized gains (losses)	-	-	-%	(10)	-	n/m

Total revenues	81	64	27%	100	163	-39%

Operating	32	27	19%	133	79	68%
Interest	13	15	-13%	36	43	-16%

Total expenses	45	42	7%	169	122	39%

Pre-tax income (loss)	$36	$22	64%	$(69)	$41	n/m

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

FEES Fees are generated from support services provided to business units within the Company on a fee-for-service basis. Fees for the three and nine months ended September 30, 2013 decreased compared with the same periods of 2012 primarily due to decreases in fees paid by our conduit segment for administrative and other services. Such fees may vary significantly from period to period.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The increase in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended September 30, 2013 compared with the same period of 2012 was primarily due to the changes in the fair value of outstanding warrants issued on MBIA Inc. common stock. These changes were attributable to fluctuations in MBIA Inc.’s stock price and volatility, which are used in the valuation of the warrants. Under the terms of the BofA Settlement Agreement, Blue Ridge received a five-year warrant to purchase 9.94 million shares of MBIA common stock in May of 2013. Under the terms of the Investment Agreement with Warburg Pincus Private Equity X, L.P. and certain of its affiliates (“Warburg Pincus”), the Company issued Warburg Pincus a five-year warrant to purchase 1.91 million shares of MBIA common stock in August of 2013.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains and losses for the nine months ended September 30, 2012, consisted of insurance recoveries received from our directors’ and officers’ insurance policy. These insurance recoveries reimbursed the Company for a portion of the expenses incurred by the Company related to private securities litigation.

REVENUES OF CONSOLIDATED VIEs For the nine months ended September 30, 2013, total revenues of consolidated VIEs related to net losses as a result of the deconsolidation of VIEs.

OPERATING EXPENSES Operating expenses for the three months ended September 30, 2013 increased compared with the same period of 2012 due to an increase in compensation expense related to severance. Operating expenses for the nine months ended September 30, 2013 increased compared with the same period of 2012 due to expenses related to the BofA Settlement Agreement.

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

Asset/Liability Products

The following table presents the results of our asset/liability products segment for the three and nine months ended September 30, 2013 and 2012. These results include revenues and expenses from transactions with the Company’s other segments.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2013	2012	Change	2013	2012	Change
Net investment income	$5	$7	-29%	$18	$37	-51%
Net gains (losses) on financial instruments at fair value and foreign exchange	(29)	(39)	-26%	(38)	(168)	-77%
Net investment losses related to other-than-temporary impairments	-	-	-%	-	(56)	-100%
Net gains (losses) on extinguishment of debt	7	-	n/m	11	-	n/m

Total revenues	(17)	(32)	-47%	(9)	(187)	-95%

Operating	2	4	-50%	7	12	-42%
Interest expense	19	22	-14%	59	80	-26%

Total expenses	21	26	-19%	66	92	-28%

Pre-tax income (loss)	$(38)	$(58)	-34%	$(75)	$(279)	-73%

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET INVESTMENT INCOME The decrease in net investment income for the three and nine months ended September 30, 2013 compared with the same periods of 2012 was primarily due to lower average asset balances as investments were sold to generate liquidity and repay liabilities.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended September 30, 2013 compared with the same period of 2012 was primarily the result of derivative gains in 2013 compared with losses in 2012 partially offset by a decline in gains related to the sale of investments. The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the nine months ended September 30, 2013 compared to the same period of 2012 was primarily the result of derivative gains in 2013 compared with losses in 2012 and a decline in losses related to the sale of investments, partially offset by higher losses on medium-term notes (“MTNs”) carried at fair value.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS The Company has an ongoing review process for all securities to assess whether a decline in value is related to a credit loss. The Company utilizes cash flow modeling for purposes of assessing other-than-temporary impairments. Net investment losses related to other-than-temporary impairments for the nine months ended September 30, 2012 related to impairing certain securities to their fair values, as it was our intent to sell these securities before a recovery of their fair values to amortized cost. Refer to the “Liquidity” section included herein for additional information about impaired investments.

NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT For the three and nine months ended September 30, 2013, net gains (losses) on extinguishment of debt was primarily due to gains from terminations of MTNs and investment agreements issued by the Company.

INTEREST EXPENSE The decrease in interest expense for the three and nine months ended September 30, 2013 compared with the same periods of 2012 was primarily due to the continued maturity and repurchases of liabilities by the Company.

Conduits

The following table presents the results of our conduit segment for the three and nine months ended September 30, 2013 and 2012. These results include revenues and expenses from transactions with the Company’s other segments.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2013	2012	Change	2013	2012	Change
Revenues of consolidated VIEs:
Net investment income	$(1)	$4	-125%	$3	$9	-67%
Net gains (losses) on financial instruments at fair value and foreign exchange	-	-	-%	(3)	-	n/m
Net gains (losses) on extinguishment of debt	-	16	-100%	-	49	-100%

Total revenues	(1)	20	-105%	-	58	-100%

Expenses of consolidated VIEs:
Operating	15	37	-59%	26	72	-64%
Interest	-	2	-100%	4	10	-60%

Total expenses	15	39	-62%	30	82	-63%

Pre-tax income (loss)	$(16)	$(19)	-16%	$(30)	$(24)	25%

n/m- Percent change not meaningful.

Our conduit segment is operated through Meridian. Certain of MBIA’s consolidated subsidiaries have received compensation for services provided to Meridian.

For the three and nine months ended September 30, 2013, total revenues decreased compared with the same periods of 2012 primarily due to the absence of net gains from the repurchases of debt issued by Meridian. Total expenses decreased compared with the same periods of 2012, primarily due to a decline in fees paid to our corporate segment for administrative and other services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2013 and 2012 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Pre-tax income (loss)	$171	$(57)	$122	$759
Provision (benefit) for income taxes	$39	$(64)	$4	$161
Effective tax rate	22.8%	112.3%	3.3%	21.2%

For the nine months ended September 30, 2013, our effective tax rate applied to our pre-tax income was lower than the U.S. statutory tax rate of 35% primarily due to a reduction in our valuation allowance against our deferred tax asset.

For the nine months ended September 30, 2012, our effective tax rate applied to our pre-tax income was lower than the U.S. statutory tax rate of 35% as a result of the decrease in the Company’s valuation allowance, the release of a portion of the reserve for uncertain tax benefits and the benefit of tax-exempt interest income from investments.

As of December 31, 2012, the Company’s consolidated net operating loss (“NOL”) carryforward was $1.3 billion which will expire between tax years 2029 through 2032. As a result of commutation activity in the second quarter of 2013, the Company’s NOL has significantly increased from December 31, 2012. As of September 30, 2013, the Company’s NOL is approximately $2.8 billion. As of December 31, 2012, the Company had a capital loss carryforward of $165 million which will expire between tax years 2013 and 2017. However, as of September 30, 2013, the Company has generated year-to-date capital gain income sufficient to fully utilize the 2012 capital loss carryforward.

Refer to “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the Company’s valuation allowance against deferred tax assets and its accounting for tax uncertainties.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Insurance Corporation. Total capital resources were $4.7 billion and $4.8 billion as of September 30, 2013 and December 31, 2012, respectively. MBIA Inc. utilizes its capital resources to support the business activities of its subsidiaries. As of September 30, 2013, MBIA Inc.’s investments in subsidiaries totaled $4.1 billion.

In addition to managing the capital resources of MBIA Inc.’s subsidiaries, we also manage the capital resources of MBIA Inc. supporting our corporate and asset/liability products segments. This includes our corporate unsecured debt issued for general corporate purposes and debt and investment agreements for operating leverage purposes in support of our asset/liability products business. MBIA Inc. seeks to maintain sufficient liquidity and capital resources to meet its general corporate needs as well as the needs of the asset/liability products business. As of September 30, 2013 and December 31, 2012, the combined net debt of MBIA Inc.’s corporate segment and asset/liability products segment, which primarily comprised long-term debt, MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost and a tax receivable from subsidiaries, totaled $1.3 billion and $1.2 billion, respectively. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its net debt and its general corporate needs over time from distributions from its operating subsidiaries. In addition, the Company may also consider raising third-party capital. There can be no assurance that the aforementioned factors will generate sufficient cash to satisfy its net debt. Refer to the following “Liquidity—MBIA Inc. Liquidity” section for additional information about MBIA Inc.’s liquidity.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Debt securities

MBIA Inc. or its subsidiaries may repurchase or redeem their outstanding debt at prices that we deem to be economically advantageous. During the nine months ended September 30, 2013, the Company redeemed $486 million par value outstanding of MTNs issued by the Company’s conduit segment at a cost of 100% of par value. The Company also repurchased approximately $80 million par value outstanding of GFL MTNs issued by the Company’s asset/liability segment at a weighted average cost of approximately 92% of par value.

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

National

Capital and Surplus

National reported total statutory capital of $3.4 billion as of September 30, 2013 compared with $3.2 billion as of December 31, 2012. As of September 30, 2013, statutory capital comprised $1.2 billion of contingency reserves and $2.2 billion of policyholders’ surplus. The increase in National’s statutory capital is primarily due to statutory net income of $153 million for the nine months ended September 30, 2013. Consistent with our plan to transform our insurance business, the Company received approval from the NYSDFS to reset National’s unassigned surplus to zero, which was effective January 1, 2010. As of September 30, 2013, National’s unassigned surplus was $1.6 billion. In October 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the approval of the surplus reset. Subsequent to the BofA Settlement Agreement and the Societe Generale settlement, all litigation brought originally by the group of eighteen domestic and international financial institutions, related to the establishment of National, has been resolved. Refer to “Note 14: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a discussion of this action.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Insurance Corporation—Capital and Surplus” section for additional information about contingency reserves under the New York Insurance Law (“NYIL”). National’s policyholders’ surplus will grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, incurred losses would reduce policyholders’ surplus. As of September 30, 2013 and December 31, 2012, National was not in compliance with its single risk limits requirements but was in compliance with its aggregate risk limits.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National is subject to NYIL with respect to the payment of dividends as described above. National had a positive earned surplus as of September 30, 2013, which provides National with dividend capacity. In connection with the court proceeding challenging the approval of the National surplus reset described above, we agreed that National would not pay dividends while the proceeding was adjourned. This agreement terminated in connection with the resolution of the proceeding. In addition, in connection with the approval of a release of excessive contingency reserves during 2011 for MBIA Insurance Corporation, the Company agreed that National would not pay dividends without the prior regulatory approval of the NYSDFS prior to July 19, 2013. Finally, as a condition to the NYSDFS’ approval of the Asset Swap between MBIA Inc. and National, the NYSDFS requested that, until the notional amount of the Asset Swap has been reduced to 5% or less of National’s admitted assets, each of MBIA Inc., MBIA Insurance Corporation and National provide the NYSDFS with three months prior notice, or such shorter period as the NYSDFS may permit, of its intent to initiate cash dividends on shares of its common stock. National provided the NYSDFS with such notice. Subsequent to September 30, 2013, National declared and paid a dividend of $214 million to its ultimate parent, MBIA Inc.

National’s statutory policyholders’ surplus was lower than its GAAP shareholder’s equity by $1.7 billion as of September 30, 2013. U.S. STAT differs from GAAP in certain respects. Refer to “Note 11: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of National within exhibit 99.1 of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 for an explanation of the differences between U.S. STAT and GAAP.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of September 30, 2013 and December 31, 2012 are presented in the following table:

In millions	As of September 30, 2013	As of December 31, 2012
Policyholders’ surplus	$2,162	$1,999
Contingency reserves	1,203	1,249

Statutory capital	3,365	3,248
Unearned premium reserve	1,772	2,041
Present value of installment premiums (1)	207	217

Premium resources (2)	1,979	2,258
Net loss and LAE reserves (1)	(81)	(109)
Salvage reserves	185	262

Gross loss and LAE reserve	104	153

Total claims-paying resources	$5,448	$5,659

(1) -	Calculated using a discount rate of 4.54% as of September 30, 2013 and December 31, 2012.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $1.0 billion as of September 30, 2013 compared with $1.5 billion as of December 31, 2012. As of September 30, 2013, statutory capital comprised $428 million of contingency reserves and $612 million of policyholders’ surplus. For the nine months ended September 30, 2013, MBIA Insurance Corporation had a statutory net loss of $358 million, primarily due to losses and LAE incurred partially offset by net premiums earned. MBIA Insurance Corporation’s policyholders’ surplus as of September 30, 2013 included a negative unassigned surplus of $1.4 billion. As of September 30, 2013, MBIA Insurance Corporation’s policyholders’ surplus was negatively impacted by $39 million because under NYIL it was not permitted to treat as an admitted asset the portion of its investment in subsidiaries in excess of the greater of 50% of policyholders’ surplus or 60% of surplus. This overage was caused by a decrease in MBIA Insurance Corporation’s policyholders’ surplus due to additional insured losses during the third quarter of 2013. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred and the percentage of its assets invested in subsidiaries continues to increase.

As of September 30, 2013, MBIA Insurance Corporation recognized estimated recoveries of $714 million, net of reinsurance and income taxes at a rate of 35%, on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions. These expected insurance recoveries represented 69% of MBIA Insurance Corporation’s statutory capital as of September 30, 2013. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Executive Overview—MBIA Corp.” included herein for factors that may influence MBIA Corp.’s ability to realize these recoveries.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves, and 50% of its loss reserves and unearned premium reserves, in certain qualifying assets. Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As of September 30, 2013, MBIA Insurance Corporation had a deficit of $321 million of qualifying assets required to support its contingency reserves. The deficit was caused by the failure of certain mortgage originators to honor contractual obligations to repurchase ineligible mortgage loans from securitizations we insured thus requiring MBIA Insurance Corporation to sell liquid assets in order to make claim payments. The deficit may grow due to additional commutation and claim payments until such time as MBIA Corp. collects additional put-back recoveries. MBIA Insurance Corporation has reported the deficit to the NYSDFS. For risks associated with MBIA Insurance Corporation’s failure to meet its contingency reserve requirement, see Part II, Item 1A “Risk Factors—Capital, Liquidity and Market Related Risk Factors—If our insurance companies fail to meet regulatory capital requirements they may become subject to regulatory action” of this Quarterly Report on Form 10-Q.

As of September 30, 2013, MBIA Insurance Corporation exceeded its aggregate risk limits under the NYIL by $61 million. The overage was caused by the decrease in statutory capital described above. MBIA Insurance Corporation plans to notify the NYSDFS of the overage and submit a plan to achieve compliance with the limits in accordance with the NYIL. If MBIA Insurance Corporation is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations. In 2013 and 2012, MBIA Insurance Corporation reported additional overages to the NYSDFS with respect to its single risk limits due to changes in its statutory capital.

In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves in previous periods, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends in the near term.

MBIA Insurance Corporation’s statutory policyholders’ surplus is lower than its GAAP shareholders’ equity by $6 million as of September 30, 2013. U.S. STAT differs from GAAP in certain respects. Refer to “Note 14: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of MBIA Corp. within exhibit 99.2 of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 for an explanation of the differences between U.S. STAT and GAAP.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Insurance Corporation’s CPR and components thereto, as of September 30, 2013 and December 31, 2012 are presented in the following table:

In millions	As of September 30, 2013	As of December 31, 2012
Policyholders’ surplus	$612	$965
Contingency reserves	428	493

Statutory capital	1,040	1,458
Unearned premium reserve	551	600
Present value of installment premiums (1)	841	1,035

Premium resources (2)	1,392	1,635
Net loss and LAE reserves (1)	(843)	(2,448)
Salvage reserves (3)	1,941	4,628

Gross loss and LAE reserve	1,098	2,180

Total claims-paying resources	$3,530	$5,273

(1) -	Calculated using a discount rate of 5.72% as of September 30, 2013 and December 31, 2012.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

(3) -	This amount primarily consists of expected recoveries related to the Company’s put-back claims.

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

The majority of our liquidity management efforts focus on:

•

The liquidity resources of MBIA Inc., which are subject to: uncertainty in the timing and amount of cash inflows from dividends paid by National and MBIA Insurance Corporation; the necessity of having to meet the scheduled principal and interest on its corporate debt and investment agreements issued by the asset/liability products business; payments on derivative contracts related to the asset/liability products business; and ongoing operating expense needs. MBIA Inc. has a net debt, which comprised long-term debt, MTN’s, investment agreements and derivative liabilities net of cash and investments at amortized cost and a tax receivable from subsidiaries, of $1.3 billion as of September 30, 2013. In addition, the liquidity resources of MBIA Inc. are subject to collateralization requirements in connection with the liabilities it has issued to third parties and affiliates and in connection with third-party derivative contracts.

•

The liquidity resources of MBIA Corp., which are subject to: ongoing payments related to second-lien RMBS exposures; payments on its remaining CMBS exposures, due to the deterioration in such exposures; payments to counterparties in consideration for the commutation of insured transactions; payments on insured exposures that in some cases may be large bullet payments; and the availability of borrowing under the Blue Ridge Secured Loan. MBIA Corp. is currently subject to negative cash flow as a result of these payments and delays in collecting recoveries.

We also monitor the liquidity resources of National in order to ensure it maintains sufficient liquidity to pay claims and satisfy its other obligations. We do not believe there is material liquidity risk in National, although there is no assurance that there will not be material liquidity risk in National in the future in the event of material defaults and claims payments in National’s insured portfolio. National’s liquidity resources are subject to loss payments on its insured transactions and negative cash flow, primarily due to tax payments resulting from embedded earnings and investment income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

In order to efficiently manage liquidity across the entire enterprise, certain of our subsidiaries, which are less liquidity constrained have entered into intercompany agreements that provide resources to subsidiaries that are more liquidity constrained. These resources include intercompany agreements described further below between our primary insurance subsidiaries and between these insurance subsidiaries and MBIA Inc., which in each case were approved by the NYSDFS and are subject to ongoing monitoring by the NYSDFS. MBIA Insurance Corporation may also draw on liquidity through the Blue Ridge Secured Loan described below.

Key Lending Agreements

Blue Ridge Secured Loan

In connection with the BofA Settlement Agreement in May of 2013, MBIA Insurance Corporation and Blue Ridge entered into the Blue Ridge Secured Loan, pursuant to which Blue Ridge agreed to make revolving loans to MBIA Insurance Corporation in an aggregate amount of up to $500 million. During the third quarter of 2013, MBIA Insurance Corporation borrowed $50 million under this facility. As of September 30, 2013, the remaining amount available under the Blue Ridge Secured Loan was $450 million. Refer to “Note 9: Debt “ in the Notes to Consolidated Financial Statements for a description of prepayment conditions and other material terms of the Blue Ridge Secured Loan.

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

Asset Swap

National maintains simultaneous repurchase and reverse repurchase agreements, (“Asset Swap”), with MBIA Inc. The Asset Swap provides MBIA Inc. with eligible assets to pledge under investment agreements and derivative contracts in the asset/liability products business. As of September 30, 2013, the notional amount utilized under each of these agreements was $444 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $470 million and $475 million, respectively. The net average interest rate on these transactions was 0.23% and 0.56% for the nine months ended September 30, 2013 and 2012, respectively. The NYSDFS approved the Asset Swap in connection with the re-domestication of National to New York. National has committed to the NYSDFS to use commercially reasonable efforts to reduce the amount of the Asset Swap over time.

MBIA Insurance Corporation Secured Loan

MBIA Insurance Corporation, as lender, maintained a master repurchase agreement, the MBIA Insurance Corporation Secured Loan, with MBIA Inc. for the benefit of MBIA Inc.’s asset/liability products business, which totaled $2.0 billion at inception. This loan was repaid in May of 2012 and there were no further draws. This loan facility expired on May 3, 2013.

Conduit Repurchase Agreement

MBIA Inc. maintains a repurchase agreement with Meridian with a maximum funded amount of $1.0 billion, subject to a pledge of collateral. As of September 30, 2013, there was no balance outstanding under this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

MBIA Inc. Liquidity

MBIA Inc.’s liquidity resources support our corporate and asset/liability products segments. The activities of MBIA Inc. consist of holding and managing investments, servicing outstanding corporate debt instruments, investment agreements and MTNs issued by the asset/liability products and conduit segments, posting collateral under financing and hedging arrangements and investment agreements, making payments and collateral postings related to interest rate and foreign exchange swaps, and paying operating expenses. The primary sources of cash within MBIA Inc. used to meet its liquidity needs include available cash and liquid assets not subject to collateral posting requirements, scheduled principal and interest on assets held in its investment portfolio, dividends from subsidiaries, payments under tax sharing agreements with these subsidiaries (once the payments become unrestricted) and the ability to issue debt and equity. There can be no assurance as to the amount and timing of any such dividends or payments under the tax sharing agreements. MBIA Inc.’s corporate debt, investment agreements, and derivatives and the GFL MTNs may be accelerated by the holders of such instruments upon the occurrence of certain events, such as a breach of covenant or representation, a bankruptcy of MBIA Inc., in the case of the corporate debt, investment agreements and derivatives, the filing of an insolvency proceeding with respect to National, in the case of the corporate debt, a bankruptcy of GFL, in the case of the GFL MTNs, or the filing of an insolvency proceeding with respect to MBIA Insurance Corporation, in the cases of the investment agreements and GFL MTNs. MBIA Inc.’s obligations under its loans from GFL may be accelerated only upon the occurrence of a bankruptcy or liquidation of MBIA Inc. Refer to “Note 11: Business Segments” in the Notes to Consolidated Financial Statements for a description of the GFL loans and MTNs. In the event of any acceleration of all of our obligations, including under our corporate debt, investment agreements, GFL MTNs, or derivatives, we likely would not have sufficient liquid resources to pay amounts due. We provided the NYSDFS with notice of our intention to have National pay a dividend in the fourth quarter of 2013. Subsequent to September 30, 2013, National declared and paid a dividend of $214 million to its ultimate parent, MBIA Inc. Refer to the “Capital Resources – Insurance Statutory Capital” section for additional information on this dividend.

During the nine months ended September 30, 2013, pursuant to the tax sharing agreement, National settled its taxes related to the 2012 tax year of $16 million with MBIA Inc. In addition, National paid to MBIA Inc. estimated 2013 taxes of $81 million. Consistent with the tax sharing agreement, this amount was placed in an escrow account until the expiration of National’s two-year NOL carry-back period under U.S. tax rules. At the expiration of National’s carry-back period, any funds remaining after any reimbursement to National in respect of any NOL carry-backs would be available for general corporate purposes, including to satisfy any other obligations under the tax sharing agreement. During the first nine months of 2013, MBIA Inc. received $115 million that was previously held in escrow under the MBIA group tax sharing agreement. The amount represents National’s liability under the tax sharing agreement for the 2010 tax year, and was released pursuant to the terms of the agreement following the expiration of National’s two-year NOL carry-back period under U.S. tax rules. As of September 30, 2013, $427 million remained in escrow for the 2011 through the 2013 tax years. We expect to release up to $160 million of this escrow related to the 2011 tax year in January 2014 which will increase MBIA Inc.’s liquidity position.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Because most of MBIA Inc.’s assets are pledged against the obligations described above, the widening of credit spreads would have an adverse impact on the market value of these assets and increase collateralization requirements for the portfolio. The following table presents the estimated pre-tax change in the aggregate fair value of the asset/liability products business’ assets as of September 30, 2013 from instantaneous shifts in credit spread curves. This table assumes that all credit spreads move by the same amount; however, it is more likely that the actual changes in credit spreads will vary by investment sector and individual security. The table presents hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads.

	Change in Credit Spreads (Asset/Liability Products Business)
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$96	$31	$(29)	$(107)

During the first nine months of 2013, MBIA Inc. maintained three intercompany financing facilities to provide it with additional resources to meet its liquidity requirements within the asset/liability products business: the Asset Swap, the MBIA Insurance Corporation Secured Loan and the Conduit Repurchase Agreement. The MBIA Insurance Corporation Secured Loan expired in May of 2013. Refer to the preceding “Key Lending Agreements” section for a description of these facilities.

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

As of September 30, 2013, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $282 million and comprised cash and liquid assets of $228 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $54 million not pledged directly as collateral for its asset/liability products activities. As of December 31, 2012, MBIA Inc. had $239 million of cash and liquid assets comprising $170 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $69 million not pledged directly as collateral for its asset/liability products activities. We believe this liquidity position provides MBIA Inc. with sufficient funds to cover expected obligations at least through the next twelve months.

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

We believe the current liquidity position of MBIA Corp. is adequate to make expected future claim payments. MBIA Corp.’s liquidity position has been substantially strengthened as a result of the BofA Settlement Agreement, including the elimination of potential claims on Bank of America/Merrill Lynch CMBS exposures and the execution of the Blue Ridge Secured Loan entered into in May of 2013. The liquidity position of MBIA Corp. has been stressed due to ongoing payments on second-lien RMBS exposures, payments on its remaining CMBS exposures and the payments to counterparties in consideration for the commutation of insured transactions, which have resulted in a substantial reduction of exposure and potential loss volatility. While MBIA Corp. has made and may in the future make payments to counterparties in consideration for the commutation of insured transactions, MBIA Corp.’s ability to commute insured transactions will depend on management’s assessment of available liquidity or ability to secure other sources of financing. Depending on the amounts of claims on policies issued by MBIA Corp., MBIA Corp. may not have sufficient liquid assets to pay such claims when due.

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

Our structured finance and international insurance segment also requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes. Pursuant to Section 1307 of the NYIL and the Fiscal Agency Agreement governing MBIA Corp.’s surplus notes, any payment on the notes may be made only with the prior approval of the Superintendent of the NYSDFS “whenever, in his judgment, the financial condition of [MBIA Corp.] warrants” and payment may be made only out of MBIA Corp.’s “free and divisible surplus”. If these conditions are not met, MBIA Corp. is not permitted to make any applicable interest payment and no default or event of default would occur under the Fiscal Agency Agreement or any of the Company’s other agreements. From the January 15, 2013 interest payment to the present, MBIA Corp.’s requests for approval of the note interest payments have not been approved by the NYSDFS. In accordance with the terms of the Fiscal Agency Agreement, MBIA Corp. is required to provide, and has provided, notice to the Fiscal Agent that it has not made these scheduled interest payments. The deferred interest payments will become due on the first business day on or after which MBIA Corp. obtains approval to make such payments. No interest will accrue on the deferred interest. There can be no assurance that the NYSDFS will approve these or any subsequent interest payments, or that it will approve any principal payments at maturity or any optional redemption payment that MBIA Corp. may seek to make. Subsequent to September 30, 2013, S&P revised their criteria related to the ratings for certain hybrid capital instruments. As a result, S&P lowered the ratings of MBIA Corp.’s surplus notes and MBIA Corp.’s preferred stock to D.

Since the fourth quarter of 2007 through September 30, 2013, MBIA Corp. has made $13.5 billion of cash payments, before reinsurance and collections and excluding LAE (including payments made to debt holders of consolidated VIEs), associated with second-lien RMBS securitizations and with commutations and claim payments primarily relating to CDS contracts. These cash payments include loss payments of $1.0 billion made on behalf of MBIA Corp.’s consolidated VIEs. Of the $13.5 billion, MBIA Corp. has paid $6.9 billion of gross claims (before reinsurance and collections and excluding LAE) on policies insuring second-lien RMBS securitizations, driven primarily by an extensive number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. In addition, MBIA Corp. has paid $6.6 billion of gross settlement and claim payments (before reinsurance and collections and excluding LAE) on insured credit derivatives. Also, since the fourth quarter of 2007 through September 30, 2013, MBIA Corp. has collected $1.8 billion in cash and securities related to put-back recoveries and $224 million of excess spread before reinsurance.

MBIA Corp. is seeking to enforce its rights to have mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from securitizations and has recorded a total of $1.1 billion of related expected recoveries on our consolidated balance sheets as of September 30, 2013, including expected recoveries recorded in our consolidated VIEs. To date, the Company has resolved or agreed to resolve substantially all of its claims related to ineligible loans, with the exception of those loans securitized by Credit Suisse Securities (USA) LLC. However, there can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Such risks are contemplated in the scenarios we utilize to calculate these recoveries, which are recognized on our consolidated balance sheets. We collected our put-back claim against Bank of America in May of 2013, which substantially reduced our remaining consolidated expected recoveries. In May of 2013, MBIA Insurance Corporation also consented to a plan to resolve its claims against ResCap and certain of its affiliates. We anticipate that we will receive an initial distribution of funds from ResCap in late 2013 or early 2014, which will further substantially reduce our remaining consolidated expected recoveries. The Plan is subject to bankruptcy court approval. This anticipated timeline may change due to developments related to the Junior Secured Note litigation which occurred in October of 2013 or other matters that develop in the course of events in the bankruptcy court plan confirmation process. Furthermore, there can be no assurance that the Plan will ultimately be approved in its current form, or that MBIA will receive its expected recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of the claims related to Credit Suisse Securities (USA) LLC and the ResCap agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

A portion of the commutation payments made since the fourth quarter of 2011 were financed through the National Secured Loan, which was paid in full and extinguished in May of 2013 in connection with the BofA Settlement Agreement and the settlement of Flagstar Bank’s put-back obligation. Future commutation payments may be financed through draws on the Blue Ridge Secured Loan subject to its continued availability. MBIA Insurance Corporation’s ability to repay the Blue Ridge Secured Loan and any accrued interest will be largely dependent on MBIA Corp.’s ability to collect on its future receivables, including its ability to successfully enforce its rights to have the mortgage sellers/servicers cure, replace or repurchase ineligible mortgage loans from insured securitizations.

MBIA Corp. also insures third-party holders of our asset/liability products segment’s obligations. MBIA Insurance Corporation, as lender, maintained a master repurchase agreement, the MBIA Insurance Corporation Secured Loan, with MBIA Inc. for the benefit of MBIA Inc.’s asset/liability products business, which totaled $2.0 billion at inception. This loan was repaid in May of 2012 and there were no further draws. This loan facility expired on May 3, 2013.

As of September 30, 2013, MBIA Corp. held cash and available-for-sale investments of $866 million, of which $97 million comprised cash and highly liquid assets that was immediately available to MBIA Insurance Corporation. Included in the $866 million was $634 million of cash and available-for-sale investments held by its subsidiaries and not immediately available to MBIA Insurance Corporation. In connection with the BofA Settlement Agreement, MBIA Insurance Corporation, entered into the Blue Ridge Secured Loan, which provides MBIA Corp. with an additional maximum amount of $500 million in liquidity. During the third quarter of 2013, MBIA Insurance Corporation borrowed $50 million from this facility at 7.76%. As of September 30, 2013, the remaining amount available under the Blue Ridge Secured Loan was $450 million. As of December 31, 2012, MBIA Corp. held cash and available-for-sale investments of $1.3 billion, of which $345 million comprised cash and highly liquid assets that was immediately available to MBIA Insurance Corporation. Included in the $1.3 billion was $659 million of cash and available-for-sale investments held by its subsidiaries and not immediately available to MBIA Insurance Corporation. We believe that MBIA Corp.’s liquidity resources, including expected cash inflows, will adequately provide for anticipated cash outflows. Depending on the amount of actual claims on the policies issued by MBIA Corp., including claims on insured exposures that in some cases may require large bullet payments, MBIA Corp. may not have sufficient liquid assets to pay such claims. In the event of unexpected liquidity requirements, we may have insufficient resources to meet our obligations or insufficient qualifying assets to support our surplus and reserves, and may seek to increase our cash holdings position by drawing on the Blue Ridge Secured Loan or raising external capital, and there can be no assurance that we will be able to draw on these additional sources of liquidity.

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

Liquidity risk arises in our U.S. public finance insurance segment primarily from the following:

•

The insurance policies issued or reinsured by National, the entity from which we conduct our U.S. public finance insurance business, provide unconditional and irrevocable guarantees of payments of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that the insurance company has the right, at its discretion, to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. In the event of a default in payment of principal, interest or other insured amounts by an issuer, National generally promises to make funds available in the insured amount within one to three business days following notification. In some cases, the amount due can be substantial, particularly if the default occurs on a transaction to which National has a large notional exposure or on a transaction structured with large, bullet-type principal maturities. The fact that the U.S. public finance insurance segment’s financial guarantee contracts generally cannot be accelerated by a party other than the insurer helps to mitigate liquidity risk in this segment.

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

National held cash and short-term investments of $1.5 billion as of September 30, 2013, which was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds. As of December 31, 2012, National held cash and short-term investments of $470 million, of which $419 million was highly liquid and consisted predominantly of highly rated municipal, U.S. agency and corporate bonds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Percent Change
In millions	2013	2012
Net cash provided (used) by:
Operating activities	$1,033	$(955)	n/m
Investing activities	297	3,106	-90%
Financing activities	(1,224)	(2,343)	-48%

n/m - Percent change not meaningful.

Operating activities

Net cash provided by operating activities increased for the nine months ended September 30, 2013 when compared with the same period of 2012 primarily due to an increase in financial guarantee recoveries received and decreases in losses and loss adjustment expense and interest expense paid. This is partially offset by a decrease in cash received from investment income.

Investing activities

Net cash provided by investing activities decreased for the nine months ended September 30, 2013 when compared with the same period of 2012 primarily due to declines in proceeds from net sales and redemptions of securities for purposes of funding commutation and loss payments.

Financing activities

Net cash used by financing activities decreased for the nine months ended September 30, 2013 when compared with the same period of 2012 primarily due to decreases in payments for drawdowns of investment agreements, payments to retire debt related to our conduit segment, and payments for securities sold under agreements to repurchase.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Our available-for-sale investments comprise high-quality fixed-income securities and short-term investments. As of September 30, 2013 and December 31, 2012, the fair values of our consolidated available-for-sale investments were $6.2 billion and $5.6 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of September 30, 2013 and December 31, 2012 were $1.1 billion and $814 million, respectively.

In millions	As of September 30, 2013	As of December 31, 2012	Percent Change
Available-for-sale investments:
U.S. public finance insurance
Amortized cost	$4,496	$3,006	50%
Unrealized net gain (loss)	(54)	105	n/m

Fair value	4,442	3,111	43%

Structured finance and international insurance
Amortized cost	524	886	-41%
Unrealized net gain (loss)	16	22	-27%

Fair value	540	908	-41%

Corporate
Amortized cost	468	543	-14%
Unrealized net gain (loss)	(57)	(36)	58%

Fair value	411	507	-19%

Advisory services
Amortized cost	5	11	-55%
Unrealized net gain (loss)	-	-	-%

Fair value	5	11	-55%

Wind-down operations
Amortized cost	794	1,039	-24%
Unrealized net gain (loss)	29	20	45%

Fair value	823	1,059	-22%

Total available-for-sale investments:
Amortized cost	6,287	5,485	15%
Unrealized net gain (loss)	(66)	111	n/m

Total available-for-sale investments at fair value	6,221	5,596	11%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

In millions	As of September 30, 2013	As of December 31, 2012	Percent Change
Investments carried at fair value:
U.S. public finance insurance
Amortized cost	185	190	-3%
Unrealized net gain (loss)	(8)	-	n/m

Fair value	177	190	-7%

Structured finance and international insurance
Amortized cost	27	27	-%
Unrealized net gain (loss)	2	3	-33%

Fair value	29	30	-3%

Corporate
Amortized cost	60	38	58%
Unrealized net gain (loss)	(3)	(10)	-70%

Fair value	57	28	104%

Advisory services
Amortized cost	4	4	-%
Unrealized net gain (loss)	1	-	n/m

Fair value	5	4	25%

Wind-down operations
Amortized cost	-	5	-100%
Unrealized net gain (loss)	-	-	-%

Fair value	-	5	-100%

Total investments carried at fair value:
Amortized cost	276	264	5%
Unrealized net gain (loss)	(8)	(7)	14%

Total investments carried at fair value	268	257	4%

Other investments at amortized cost:
U.S. public finance insurance operations segment	6	9	-33%

Total other investments at amortized cost	6	9	-33%

Consolidated investments at carrying value	$6,495	$5,862	11%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s available-for-sale fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of September 30, 2013 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance		Structured Finance and International		Advisory Services		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Available-for-sale:
Aaa	$1,494	43%	$210	63%	$1	50%	$-	0%	$191	26%	$1,896	40%
Aa	1,118	33%	85	26%	-	0%	2	1%	107	15%	1,312	28%
A	533	16%	11	3%	1	50%	10	5%	208	28%	763	16%
Baa	118	3%	6	2%	-	0%	2	1%	201	27%	327	7%
Below investment grade	27	1%	17	5%	-	0%	157	82%	16	2%	217	5%
Not rated	143	4%	3	1%	-	0%	20	11%	15	2%	181	4%

Total	$3,433	100%	$332	100%	$2	100%	$191	100%	$738	100%	$4,696	100%
Short-term investments	1,003		207		2		221		82		1,515
Investments carried at fair value	177		29		5		57		-		268
Other investments	11		1		1		-		3		16

Consolidated investments at carrying value	$4,624		$569		$10		$469		$823		$6,495

As of September 30, 2013, the weighted average credit quality of the Company’s available-for-sale investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations
Weighted average credit quality ratings	Aa	Aa	Aa	Below investment grade	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of September 30, 2013, Insured Investments at fair value represented $643 million or 10% of consolidated investments, of which $393 million or 7% of consolidated investments were Company-Insured Investments.

As of September 30, 2013, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range, and 3% of the total investment portfolio would be rated below investment grade in the Insured Investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The distribution of our Insured Investments by financial guarantee insurer as of September 30, 2013 is presented in the following table:

	U.S. Public Finance		Structured Finance and International		Corporate		Wind-Down Operations		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$-	0%	$-	0%	$106	2%	$117	2%	$223	4%
National	65	1%	-	0%	-	0%	105	2%	170	3%
Assured Guaranty Municipal Corp.	56	1%	-	0%	-	0%	123	2%	179	3%
Ambac Financial Group, Inc.	9	0%	-	0%	8	0%	24	0%	41	0%
FGIC	3	0%	3	0%	15	0%	6	0%	27	0%
Other	3	0%	-	0%	-	0%	-	0%	3	0%

Total	$136	2%	$3	0%	$129	2%	$375	6%	$643	10%

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

The underlying ratings of the Company-Insured Investments as of September 30, 2013 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance		Wind-down Operations

Underlying Ratings Scale			Corporate		Total
National:
Aa	$30	$-	$-	$14	$44
A	35	-	-	16	51
Baa	-	-	-	75	75

Total National	$65	$-	$-	$105	$170

MBIA Corp.:
Aa	$-	$-	$-	$56	$56
A	-	-	-	12	12
Baa	-	-	3	49	52
Below investment grade	-	-	103	-	103

Total MBIA Corp.	$-	$-	$106	$117	$223

Total MBIA Insured Investments	$65	$-	$106	$222	$393

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of September 30, 2013, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range, the weighted average rating of only the Company-Insured Investments was in the Baa range, and investments rated as below investment grade in the Company-Insured Investments were 2% of the total consolidated investment portfolio.

Impaired Investments

As of September 30, 2013 and December 31, 2012, we held impaired available-for-sale investments (investments for which fair value was less than amortized cost) with a fair value of $2.5 billion and $1.3 billion, respectively.

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

Debt Obligations

Principal payments due under our debt obligations for the three months ending December 31, 2013 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. The repayment of principal on our surplus notes is reflected in 2018, which is the next call date. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of September 30, 2013, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of September 30, 2013
In millions	Three Months Ending December 31, 2013	2014	2015	2016	2017	Thereafter	Total
Structured finance and international insurance segment:
Variable interest entity notes	$97	$333	$439	$324	$387	$4,109	$5,689
Surplus notes	-	-	-	-	-	940	940
Blue Ridge secured loan	50	-	-	-	-	-	50
Corporate segment:
Long-term debt	-	-	-	-	-	583	583
Asset/liability products segment:
Investment agreements	37	136	44	49	57	518	841
Medium-term notes	17	32	239	131	54	1,710	2,183
Conduit segment:
Medium-term notes	-	-	-	-	-	149	149

Total	$201	$501	$722	$504	$498	$8,009	$10,435

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

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2013 from instantaneous shifts in interest rates:

	Change in Interest Rates

In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$(51)	$(12)	$6	$(34)	$(71)	$(111)

Foreign Exchange Sensitivity

Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2013 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(51)	$(26)	$26	$51

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2013 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. National’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$(44)	$35	$(59)	$(259)

Credit Derivatives Sensitivity

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. All these transactions were insured by the Company’s structured finance and international insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, ABS, RMBS and CMBS. These transactions were usually underwritten at or above a triple-A credit rating level. As of September 30, 2013, approximately 29% of the tranches insured by the Company were rated triple-A.

In the first nine months of 2013, MBIA Corp. has observed a tightening of its own credit spreads. As changes in fair value can be caused by factors unrelated to the performance of MBIA Corp.’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting will cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

The following tables reflect sensitivities to changes in credit spreads, collateral prices, rating migrations, recovery rates and MBIA Corp.’s own credit spreads and recovery rates. Each table stands on its own and should be read independently of each other. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s credit derivatives portfolio of instantaneous shifts in credit spreads as of September 30, 2013. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads (Structured Finance and International Insurance)

In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$613	$286	$74	$-	$(76)	$(306)	$(925)
Estimated net fair value	$(750)	$(1,077)	$(1,289)	$(1,363)	$(1,439)	$(1,669)	$(2,288)

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

MBIA Corp. uses collateral prices as an input into the Direct Price Model for certain multi-sector insured CDOs, a sensitivity analysis below shows the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio of a 10% and 20% change in collateral prices as of September 30, 2013.

	Change in Collateral Prices (Structured Finance and International Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$4	$2	$-	$(2)	$(5)
Estimated net fair value	$(1,359)	$(1,361)	$(1,363)	$(1,365)	$(1,368)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio of a one and three notch rating change in the credit quality as of September 30, 2013. A notch represents a one step movement up or down in the credit rating.

	Change in Credit Ratings
	(Structured Finance and International Insurance)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$612	$188	$-	$(192)	$(877)
Estimated net fair value	$(751)	$(1,175)	$(1,363)	$(1,555)	$(2,240)

Recovery rates on defaulted collateral are an input into MBIA Corp.’s valuation model. Sensitivity to changes in the recovery rate assumptions used by MBIA Corp. can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of September 30, 2013.

	Change in Recovery Rates
	(Structured Finance and International Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$142	$67	$-	$(62)	$(120)
Estimated net fair value	$(1,221)	$(1,296)	$(1,363)	$(1,425)	$(1,483)

Accounting principles for fair value measurements require MBIA Corp. to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in MBIA Corp.’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivative portfolio using upfront credit spreads of 0%, an increase of 7 percentage points, and an increase of 15 percentage points. The actual upfront spread used in the valuation as of September 30, 2013 ranged from 4.13% to 20.63% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Corp.’s Upfront Credit Spread
	(Structured Finance and International Insurance)
In millions	Increase by 15 Percentage Points	Increase by 7 Percentage Points	No Change	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$277	$129	$-	$(224)
Estimated net fair value	$(1,086)	$(1,234)	$(1,363)	$(1,587)

With the inclusion of MBIA Corp.’s recovery rate in the calculation of nonperformance risk for MBIA Corp.’s insured credit derivatives portfolio, the following sensitivity table presents the estimated pre-tax change in fair value of insured credit derivatives due to changes in that recovery rate. The values shown below reflect an approximate trading range of MBIA Corp.’s recovery rate.

	MBIA Corp.’s Recovery Rate
	(Structured Finance and International Insurance)
In millions	Decrease to 30 Percentage Points	No Change	Increase to 60 Percentage Points
Estimated pre-tax net gains (losses)	$7	$-	$(10)
Estimated net fair value	$(1,356)	$(1,363)	$(1,373)

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

MBIA Corp. has insured a substantial amount of credit default swaps (“CDS”) contracts that are backed by structured commercial mortgage-backed securities (“CMBS”) pools and commercial real estate (“CRE”) collateralized debt obligations (“CDOs”). Through September 30, 2013 we have recorded impairments and loss adjustment expense (“LAE”) of $4.1 billion (including $487 million of impairments and LAE in the first nine months of 2013) related to CMBS and CRE exposure. MBIA Corp. has experienced ratings erosion in the total CMBS collateral underlying our insured static pools. Whereas approximately 16% of the total CMBS collateral underlying the pools outstanding as of September 30, 2013 was originally rated BBB and below and approximately 49% was originally rated AAA, approximately 68% of the total CMBS collateral underlying these pools as of September 30, 2013 was rated below investment grade.

Currently, we insure four static CMBS pools that were originally insured in 2006 and 2007, and in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower. Total gross par outstanding on these pools was $800 million as of September 30, 2013. Additionally, we insure two static CMBS pools, totaling $3.0 billion of gross par outstanding as of September 30, 2013, that were originally insured in 2007, and are comprised of CMBS collateral which was originally rated A. If the economy does not continue to improve, it is possible that we will experience severe losses on these transactions, particularly if the underlying loans are unable to pay off at their expected maturity dates. Although we believe MBIA Corp. will have adequate resources to pay expected claims, there can be no assurance that this will be the case.

Ultimate loss rates remain uncertain, and we have recorded additional impairments on our insured CMBS portfolio every quarter since the beginning of 2010 as actual deterioration has been more than expected during that time period. It is possible that we will experience severe losses or near-term liquidity needs due to increased deterioration in our insured CMBS portfolio or our failure to commute the policies, primarily on the four static CMBS pools in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower, in particular if the economy does not continue to improve, there is a new recession, increased delinquencies, higher levels of liquidations of delinquent loans, or higher severities of loss upon liquidation. Furthermore, MBIA Corp.’s guarantees of structured CMBS pools generally are in the form of CDS referencing the CMBS bonds in static pooled transactions, and the same CMBS bonds may be referenced in multiple pools. Accordingly, a collateral failure on a small number of CMBS bonds may require MBIA Corp. to make payments on several insured CDS transactions. In the event MBIA Corp. fails to make these payments, MBIA Corp.’s CDS contract obligations could be accelerated, which could materially and adversely affect our financial condition and results of operations.

Item 1A.	Risk Factors (continued)

Continued poor performance of ineligible loans in the transactions that we insured in the residential mortgage sector and any delay or failure in collecting expected recoveries may materially and adversely affect our financial condition, results of operations and future business.

As of September 30, 2013, we recorded expected receipts of $756 million (on a present value basis) from excess spread (the difference between interest inflows on assets and interest outflows on liabilities) in our second-lien residential mortgage-backed securities (“RMBS”) transactions, in reimbursement of our past and future expected claims. Of this amount, $669 million is included in “Insurance loss recoverable” and $87 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. The amount of excess spread depends on future interest rates, borrower refinancing and defaults. There can be no assurance that the $756 million will be received in its entirety or in the expected timeframe.

In addition, we continue to be exposed to risk of losses as a result of poor performance of ineligible loans included in our insured second-lien RMBS transactions, including transactions where we have reached settlements with the sellers/servicers but continue to insure the transaction. Furthermore, Credit Suisse continues to breach its obligations under the relevant contracts to repurchase, replace or cure ineligible mortgage loans. We believe that the inclusion of these ineligible mortgage loans has substantially contributed to the RMBS losses that the Company has incurred to date. Since the fourth quarter of 2007, MBIA Corp. has paid $6.9 billion of claims before reinsurance and collections, excluding LAE and including $1.0 billion of claims made on behalf of consolidated variable interest entities (“VIEs”), on policies insuring second-lien RMBS securitizations. Losses in these transactions and in other transactions due to the inclusion of ineligible loans could continue. In sizing loss reserves relating to these transactions, we take into account expected recoveries from those sellers/servicers arising from our contractual rights of put-back of ineligible loans. As of September 30, 2013, we recorded estimated recoveries of $1.1 billion related to insured transactions. The recovery amount is based upon a number of factors, including an assessment of the financial abilities of the sellers/servicers using external credit ratings. The impact of such factors on cash flows related to expected recoveries is incorporated into the Company’s probability-weighted scenarios.

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

There can be no assurance that we will be successful, or that we will not be delayed, in realizing our remaining estimated loan put-back recoveries of $1.1 billion, or $737 million net of reinsurance and income taxes, which is 23% of the consolidated total shareholders’ equity of MBIA Inc., excluding preferred stock of subsidiary and noncontrolling interest.

As of September 30, 2013, we have recognized remaining estimated loan put-back recoveries of $1.1 billion related to our insured transactions. As of September 30, 2013, the estimated loan put-back recoveries net of reinsurance and income taxes are $737 million, which is 23% of the consolidated total shareholders’ equity of MBIA Inc., excluding preferred stock of subsidiary and noncontrolling interest. If we fail to ultimately realize the expected recoveries, our current loss reserve estimates may not be adequate for MBIA Corp. to cover potential claims, and MBIA Corp. may have insufficient resources to meet its obligations.

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

Item 1A.	Risk Factors (continued)

We have also recorded substantial recoveries related to put-backs against two wholly-owned subsidiaries of Residential Capital, LLC (“ResCap”), GMAC Mortgage, LLC (“GMAC”) and Residential Funding Company, LLC (“RFC”), whose ultimate parent company is Ally Financial Inc. (“Ally”). On May 14, 2012, ResCap, RFC and GMAC each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As of May 23, 2013, Ally, ResCap, RFC, GMAC and the Consenting Claimants (which includes the Company), among other parties, executed a term sheet and supplemental term sheet agreeing to, among other things, a settlement amount of $796 million to be paid to the Company as part of a proposed plan to resolve claims against Ally and RFC, GMAC and ResCap. In August 2013, a disclosure statement filed indicated an increased expected recovery for the Company of approximately $828 million. The increased recovery was primarily due to the favorable disposition of assets and settlements of claims. The settlement and anticipated recoveries are consistent with the put-back recoveries recorded by the Company. In June of 2013, the bankruptcy court issued a Memorandum Opinion approving the Plan Support Agreement (the “Plan”). The Plan is subject to confirmation by the bankruptcy court, with confirmation hearings currently scheduled in November 2013. MBIA anticipates an initial distribution of funds to the Company and other claimants in late 2013 or early 2014. This anticipated timeline may change in the course of events in the bankruptcy court plan confirmation process. Furthermore, there can be no assurance that the Plan will ultimately be confirmed in its current form, or that MBIA will receive its expected recoveries.

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

In the first nine months of 2013, we recorded $312 million of losses and LAE related to insured second-lien RMBS exposures in our structured finance portfolio before the $448 million benefit related to an increase in recoveries of ineligible mortgage loans and before the elimination of a $44 million benefit as a result of consolidating VIEs. Furthermore, since the fourth quarter of 2007, we have recorded losses and LAE of $2.0 billion, before the elimination of a $73 million benefit as a result of consolidating VIEs, (including a benefit of $136 million in the first nine months of 2013 before the elimination of a $44 million benefit as a result of consolidating VIEs) related to insured second-lien RMBS exposures. We have made $6.9 billion of claims payments before reinsurance and collections, excluding LAE and including $1.0 billion of claims on behalf of consolidated VIEs. In addition, to date, we have recorded losses and LAE of $380 million, before the elimination of a $52 million expense as a result of consolidating VIEs (including a $86 million benefit in the first nine months of 2013 before the elimination of a $39 million benefit as a result of consolidating VIEs), on the financial guarantee CDOs of ABS and could continue to experience poor performance in some of the structured finance securities we insure and losses on these portions of our insured portfolio.

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

Item 1A. Risk Factors (continued)

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

Finally, if we do not obtain approvals to draw on intercompany financing, MBIA Inc. may not have sufficient assets to meet its collateral posting requirements and other liquidity needs, as described further under “Adverse developments in the credit markets may materially and adversely affect MBIA Inc.’s ability to meet liquidity needs”. Furthermore, in connection with obtaining required insurance regulatory approvals to enter into certain transactions, MBIA Inc. and its insurance subsidiaries have agreed, and may in the future agree, to comply with certain conditions, including providing notice to the NYSDFS prior to entering into transactions or taking other corporate actions (such as paying dividends when applicable statutory tests are satisfied), that would not otherwise require regulatory approval.

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

Small changes in the assumptions underlying loss reserve estimates could significantly impact loss expectations. For example, our loss reserves are discounted to a net present value reflecting MBIA’s general obligation to pay claims over time and not on an accelerated basis. Risk-free rates are used to discount our loss reserves under GAAP, and the yield-to-maturity of each insurer’s investment portfolio as of year-end is used to discount each insurer’s loss reserves under U.S. STAT. Accordingly, changes in the risk-free rates or the yield in our insurers’ investment portfolios may materially impact loss reserves. Losses on second-lien RMBS caused by the large number of ineligible mortgage loans included in second-lien RMBS securitizations that we insured as well as unprecedented volatility in the credit markets that began in the fourth quarter of 2007 have caused us to increase our loss projections substantially several times especially for second-lien RMBS transactions, where expected losses are significantly greater than originally projected and in many cases exceed the worst historical losses in this category. As a result, historical loss data may have limited value in predicting future second-lien RMBS losses. Moreover, in sizing loss reserves with respect to our insured transactions, we take into account expected recoveries from sellers/servicers of the transactions arising from our contractual rights of put-back of ineligible loans, and these estimated recoveries may differ from realized recoveries due to the outcome of litigation, the cost of litigation, error in determining breach rates, counterparty credit risk, the potential for delay and other sources of uncertainty. Our balance sheet also reflects estimated recoveries in reimbursement of past and future expected claims through excess spread in insured second-lien RMBS transactions. Excess spread is primarily included on our GAAP consolidated balance sheet in “Insurance loss recoverable”. Excess spread is included on MBIA Corp.’s U.S. STAT balance sheets in “Losses”. Excess spread is generated by performing loans within insured RMBS securitizations and is the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests. The amount of excess spread depends on the future delinquency and loss trends, future prime and LIBOR interest rates and borrower refinancing behavior, which results in voluntary prepayments. There can be no assurance that we will collect excess spread recoveries in the amounts we have recorded.

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

Our results of operations are materially affected by general economic conditions, both in the U.S. and elsewhere around the world. While the U.S. economy has consistently grown since the fourth quarter of 2009 and many segments of the global capital markets have recovered from the financial crisis that began in the second half of 2007, markets have continued to experience periods of extreme volatility, and economic activity in Europe remains weak. While we do not insure any direct European sovereign debt, our indirect European sovereign debt exposure totaled $8.0 billion as of September 30, 2013 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned entities that are supported by a sovereign state, region or department. Of the $8.0 billion of insured gross par outstanding, $817 million, $491 million, and $258 million related to Spain, Portugal, and Ireland, respectively. The remaining $6.4 billion related to the United Kingdom. A default by one or more sovereigns, or sovereign-related or sub-sovereign entities that rely on sovereign support, could have an adverse effect on our insured and investment portfolios. Moreover, budget deficits at all levels of government in the U.S., continued concerns over the availability and cost of credit for certain borrowers, austerity measures imposed by certain European governments and slowdowns in certain international economies have contributed to diminished expectations for certain parts of the global economy and certain markets going forward.

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

We have historically experienced low levels of defaults in our U.S. public finance insured portfolio, including during the financial crisis that began in mid-2007. However, many state and local governments that issue some of the obligations we insure have reported unprecedented fiscal stress that has required them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While there has been some support provided by the U.S. federal government designed to provide aid to state and local governments, certain state and local governments remain under extreme financial stress. In particular, certain jurisdictions have significant unfunded pension liabilities which are placing additional stress on their finances and are particularly challenging to restructure either through negotiation or under Chapter 9 of the United States Bankruptcy Code. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, cut spending, or receive federal assistance, we may experience losses or impairments on those obligations, which could materially and adversely affect our business, financial condition and results of operations. In particular, an increasing number of municipalities are experiencing severe financial stress and, as a consequence, more municipal issuers are considering filing for protection under Chapter 9. The outcome of a Chapter 9 proceeding is unpredictable and could result in impairments on a greater number of general obligation bonds and other insured transactions. For example, the City of Detroit has proposed treating certain National insured general obligation bonds as unsecured debt with no right to specific voter-approved revenues, which could result in significant impairments on those bonds if the city’s proposal succeeds. While National intends to vigorously challenge this treatment, there can be no assurance that it will ultimately be successful. Refer to “Note 14: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a description of this litigation.

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

The effects of the credit crisis which began in the subprime segment of the U.S. mortgage-backed securities market and spread to a wide range of financial institutions and markets, asset classes, sectors and countries, have caused the Company to experience material increased liquidity risk pressures. In particular, since the fourth quarter of 2007, MBIA Corp. has paid $6.9 billion of claims before reinsurance and collections, excluding LAE and including $1.0 billion of claims made on behalf of consolidated VIEs, on policies insuring second-lien RMBS securitizations, which we believe were driven by a substantial number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. Furthermore, since the fourth quarter of 2007, total credit impairments on insured derivatives were estimated at $6.1 billion across 74 CDO insured issues, inclusive of 71 insured issues for which we made settlement and claim payments of $5.8 billion, net of reinsurance and collections. Accordingly, we expect to realize additional net losses of $337 million. If current trends worsen and result in substantial defaults and losses on the underlying loans, we could incur substantial additional losses on our insured exposures in the future. In addition, portions of MBIA Corp.’s outstanding insured portfolio have exhibited high degrees of payment volatility and continue to pose material liquidity risk to MBIA Corp.

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

—

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

—

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

Under New York law, National and MBIA Corp. may generally pay stockholder dividends only out of statutory earned surplus and subject to additional limits, as described in “Business—Insurance Regulation” in Part I, Item 1 and “Note 14: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves as of September 30, 2011, December 31, 2011 and March 31, 2012, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends in the near term. In addition, as a condition to the NYSDFS’ approval of the asset swap between MBIA Inc. and National, the NYSDFS requested that, until the notional amount of the Asset Swap has been reduced to 5% or less of National’s admitted assets, each of MBIA Inc., MBIA Insurance Corporation and National provide the NYSDFS with three months prior notice, or such shorter period as the NYSDFS may permit, of its intent to initiate cash dividends on shares of its common stock. National has provided the NYSDFS with such notice.

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

As of September 30, 2013 and December 31, 2012, the combined net debt of MBIA Inc.’s corporate segment and asset/liability products segment, which primarily comprised long-term debt, MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost and a tax receivable from subsidiaries, totaled $1.3 billion and $1.2 billion, respectively. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its net debt over time from distributions from its operating subsidiaries and by raising third-party capital, although there can be no assurance that such factors will generate sufficient cash to satisfy its net debt.

We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of September 30, 2013, we had $1.7 billion of consolidated long-term debt, $1.6 billion of consolidated medium-term note liabilities and $760 million of consolidated investment agreement liabilities. Our substantial indebtedness and other liabilities could have material consequences, including:

—

our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our debt may be impaired in the future;

—	a large portion of MBIA Inc.’s financial resources must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to us for other purposes;

—	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such debt;

—	we may be more vulnerable to general adverse economic and industry conditions;

—	our ability to refinance debt may be limited or the associated costs may increase;

—

our flexibility to adjust to changing market conditions could be limited, or we may be prevented from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins of our businesses; and

—

we are exposed to the risk of fluctuations in interest rates and foreign currency exchange rates because a portion of our liabilities are at variable rates of interest or denominated in foreign currencies.

If our insurance companies fail to meet regulatory capital requirements they may become subject to regulatory action.

Our insurance companies are subject to various statutory and regulatory restrictions that require them to maintain qualifying investments to support their reserves and minimum surplus. Furthermore, our insurance companies may be restricted from making commutation or other payments if doing so would cause them to fail to meet such requirements, and the NYSDFS may impose other remedial actions on us as described further below to the extent the Company does not meet such requirements. While National currently satisfies its statutory capital requirements, as of September 30, 2013, MBIA Corp. had a deficit of $321 million of qualifying assets required to support its contingency reserves. The deficit was caused by MBIA Corp.’s sale of liquid assets in order to make claim payments and the failure of certain RMBS sellers/servicers to honor their contractual obligations to repurchase ineligible mortgage loans from securitizations the Company insured. The deficit is expected to grow due to additional commutation and claim payments until such time as MBIA Corp. collects additional put-back recoveries. The Company has reported the deficit to the NYSDFS. MBIA Corp. previously requested approval from the NYSDFS to release an aggregate of $321 million of contingency reserves, which was disapproved by the NYSDFS. Prior to September 30, 2012, MBIA Corp. released to surplus an aggregate of $1.1 billion of contingency reserves pursuant to approvals granted by the NYSDFS in accordance with the New York Insurance Law during 2011 and 2012. Absent these releases MBIA Corp. would have had deficits of qualifying assets to meet its contingency reserve requirements.

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

National’s and our other insurance companies’ ability to write new business and to compete with other financial guarantors is currently largely dependent on the financial strength ratings assigned to them by the major rating agencies and the financial enhancement rating also assigned by Standard & Poor’s Financial Services LLC (“S&P”), as well as the financial strength of our insurance companies and investors’ perceptions of their financial strength. Many requirements imposed by the rating agencies in order for our insurance companies to achieve and maintain high insurer financial strength ratings are outside of our control, and such requirements may necessitate that we raise additional capital or take other remedial actions in a relatively short time frame in order to achieve or maintain the ratings necessary to attract new business and compete with other financial guarantee insurers and could make the conduct of the business uneconomical. Our inability to raise capital on favorable terms could therefore materially adversely affect the business prospects of our insurance companies. Furthermore, no assurance can be given that we will successfully comply with rating agency requirements, that these requirements or the related models and methodologies will not change or that, even if we comply with these requirements, one or more rating agency will not lower or withdraw its financial strength ratings with respect to any of our insurance companies. The absence of higher ratings from S&P’s and Moody’s Investor Service, Inc. (“Moody’s”), which have typically been required to write financial guarantee insurance, has adversely impacted the premiums our insurers can charge and could diminish the acceptance of our financial guarantee insurance products.

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

While it is not possible to predict if new laws, regulations or interpretations will be enacted or the impact they would have, any changes to such laws and regulations or the NYSDFS’ interpretation thereof could subject MBIA to further restrictions on the type of business that it is authorized to insure, especially in the structured finance area. Any such restrictions could have a material effect on the amount of premiums that MBIA earns in the future. Additionally, any changes to such laws and regulations could subject our insurance companies to increase reserving and capital requirements or more stringent regulation generally, which could materially adversely affect our financial condition, results of operations and future business. Finally, changes to accounting standards and regulations may require modifications to our accounting methodology, both prospectively and for prior periods; and such changes could have an adverse impact on our reported financial results and/or make it more difficult for investors to understand the economics of our business, and may thus influence the types or volume of business that we may choose to pursue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Bank of America Settlement Agreement described in “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements, on May 6, 2013, MBIA Inc. issued Blue Ridge Investments, L.L.C. (“Blue Ridge”), a subsidiary of Bank of America, a warrant to purchase 9,942,458 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share. The warrants were issued in reliance on an exemption from registration under Section 4(a)(2) under the 1933 Act as transactions by an issuer not involving any public offering.

Pursuant to the anti-dilution provisions of warrants that were issued by MBIA Inc. to Warburg Pincus Private Equity X, L.P. and certain of its affiliates (“Warburg Pincus”) under the Investment Agreement by and between MBIA Inc. and Warburg Pincus, dated as of December 10, 2007, as amended and restated as of February 6, 2008, (the “Investment Agreement”), as a result of the issuance of the warrant to Blue Ridge (a) Warburg Pincus’s 21,327,646 warrants exercisable at $30.25 per share were revised to 21,914,446 warrants exercisable at $29.44 per share and (b) Warburg Pincus’s 4,000,000 of warrants exercisable at $16.20 per share were revised to 4,004,945 warrants exercisable at $16.18 per share. In addition, under the Investment Agreement Warburg has certain gross up rights that are triggered in connection with the offering by the Company of any equity securities. As a settlement of any such gross-up rights Warburg Pincus may have had under the Investment Agreement due to the issuance of the warrant to Blue Ridge, on August 5, 2013 MBIA Inc. issued Warburg Pincus a warrant to purchase 1,910,417 shares of MBIA Inc. common stock at an exercise price of $9.59 per share in exchange for Warburg Pincus delivering to the Company 536,375 shares of MBIA Inc. common stock having a value of $7,262,518 based on the closing price of the Company’s stock as of the close of business on July 23, 2013. The warrants issued pursuant to the anti-dilution adjustments and the gross-up rights were issued in reliance on an exemption from registration under Section 4(a)(2) under the 1933 Act as transactions by an issuer not involving any public offering.

The table below presents repurchases made by the Company in each month during the third quarter of 2013:

Month	Total Number of Shares Purchased (1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions) (2)
July	330		$13.54	-	$23
August	649,038	(3)	13.35	-	23
September	85,148		11.40	-	23

	734,516		$13.12	-	$23

(1) -	196,255 shares were repurchased by the Company in open market transactions for settling awards under the Company’s long-term incentive plans and 1,886 shares were purchased in open market transactions as an investment in the Company’s non-qualified deferred compensation plan.

(2) -	On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program.

(3) -	Includes 536,375 shares, having a value of $13.54 per share as of the close of business on July 23, 2013, received from Warburg Pincus in exchange for the issuance to Warburg Pincus of a warrant to purchase 1,910,417 shares of MBIA Inc. common stock at an exercise price of $9.59 per share as a settlement of any gross-up rights Warburg Pincus may have had, as described further above.

Item 5. Other Information

On November 11, 2013 Kewsong Lee resigned from the Board of Directors of MBIA Inc. Mr. Lee was elected to the Board of Directors in January 2008.

Mr. Lee was nominated by Warburg Pincus Private Equity X, L.P. (“Warburg Pincus”) to be elected to the Board of Directors pursuant to the amended and restated Investment Agreement dated as of February 6, 2008 (the “Investment Agreement”) between MBIA Inc. and Warburg Pincus. Under the Investment Agreement, David A. Coulter, Warburg Pincus’s remaining member of the Board of Directors, has the right to designate Mr. Lee’s replacement on the Board of Directors, and the Board of Directors is required to use its reasonable best efforts to take all action required to fill the vacancy resulting from Mr. Lee’s resignation with Mr. Coulter’s designee.

Item 6. Exhibits

4.1.	Warrant Agreement, dated as of August 5, 2013, between MBIA Inc. and Warburg Pincus Private Equity X, L.P., incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.

+31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+99.1.	Additional Exhibits - National Public Finance Guarantee Corporation and Subsidiaries GAAP Consolidated Financial Statements.

+99.2.	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries GAAP Consolidated Financial Statements.

+99.3.	Novation Agreement, dated as of September 14, 2012, between Financial Guaranty Insurance Company and National Public Finance Guarantee Corporation.

+101.

Additional Exhibits - MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL.

+ Filed Herewith

* Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: November 12, 2013	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: November 12, 2013	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)