Form 10-K
period 2013-12-31
MBIA INC
filed 2014-03-03
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2013 was $1,896,614,586.

As of February 21, 2014, 192,259,675 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference:

Portions of the Definitive Proxy Statement of the Registrant for its 2014 Annual Meeting, which will be filed on or before March 31, 2014, are incorporated by reference into Part III of this Form 10-K.

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

The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•

increased credit losses or impairments on public finance obligations we insure issued by state, local and territorial governments and finance authorities that are experiencing unprecedented fiscal stress;

•

the possibility that MBIA Insurance Corporation will have inadequate liquidity to pay expected claims as a result of increased losses on certain structured finance transactions, in particular residential mortgage-backed securities transactions that include a substantial number of ineligible mortgage loans, or a delay or failure in collecting expected recoveries;

•	the possibility that loss reserve estimates are not adequate to cover potential claims;

•

a disruption in the cash flow from our subsidiaries or an inability to access capital and our exposure to significant fluctuations in liquidity and asset values within the global credit markets as a result of collateral posting requirements;

•

our ability to fully implement our strategic plan, including our ability to achieve high stable ratings for National Public Finance Guarantee Corporation and generate investor demand for our financial guarantees;

•

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

Financial Guarantee Business

Our financial guarantee insurance generally provides investors with unconditional and irrevocable guarantees of the payment of the principal, interest or other amounts owing on insured obligations when due or, in the event that we have the right at our discretion to accelerate insured obligations upon default or otherwise, upon our election to accelerate. The principal economic value of our financial guarantee insurance for capital markets issuers has been to lower the interest cost of an insured obligation relative to the interest cost on the same obligation issued on an uninsured basis. In addition, for complex financings and for obligations of issuers that are not well-known by investors, insured obligations have historically received greater market acceptance than uninsured obligations. For investors, our insurance provides not only an additional level of credit protection but also the benefit of our portfolio monitoring and remediation skills throughout the life of the insurance policy.

We conduct our United States (“U.S.”) public finance only financial guarantee business through our subsidiary National Public Finance Guarantee Corporation (“National”), and our global structured finance and non-U.S. public finance financial guarantee insurance business through our subsidiary MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). Related advisory and portfolio services are provided by our subsidiary Optinuity Alliance Resources Corporation (“Optinuity”), a service company established in 2010, which provides support services such as surveillance, risk management, legal, accounting, treasury and information technology, among others, to our businesses on a cost basis. We anticipate that for the foreseeable future virtually all of our new insurance business will be written through National in the U.S. public finance sector.

Until February of 2009, MBIA Corp. was the parent of National, which was a financial guarantee insurance company that had been acquired by MBIA Corp. in 1989. In February of 2009, we restructured our business to position National as a U.S. public finance-only financial guarantee company (the “Transformation”) through several transactions, including the transfer of National (then known as MBIA Insurance Corp. of Illinois) from MBIA Corp. to a newly established holding company, National Public Finance Guarantee Holdings, Inc., that is 100% owned by MBIA Inc., and the reinsurance by National of the U.S. public finance businesses of MBIA Corp. and most of the public finance business of a third-party financial guarantor, Financial Guaranty Insurance Company (“FGIC”). All of the rights and liabilities under each of the policies covered under the FGIC reinsurance agreement entered into by MBIA Insurance Corporation and FGIC in 2008 and subsequently assigned to and reinsured by National in 2009 (the “FGIC Reinsurance Agreement”) were transferred to National pursuant to a novation agreement between National and FGIC that became effective in August of 2013 (the “FGIC Novation Agreement”). As a result of this novation, National is now the primary insurer under these policies.

MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association, which began writing financial guarantees for municipal bonds in 1974. MBIA Corp. also owns MBIA UK Insurance Limited (“MBIA UK”), a financial guarantee insurance company that is authorized by the Prudential Regulation Authority (“PRA”) and regulated by the Financial Conduct Authority (“FCA”) and the PRA in the United Kingdom (“U.K.”) and wrote both structured finance and public finance debt obligations in selected international markets. In addition, MBIA Corp. owns MBIA México, S.A. de C.V. (“MBIA Mexico”), which wrote a limited number of structured finance policies in Mexico. Generally, throughout the text, references to MBIA Corp. include the activities of its subsidiaries.

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

Item 1. Business (continued)

OUR BUSINESS STRATEGY

National Ratings and New Business Opportunities

National is seeking rating upgrades because we believe its current ratings do not fully reflect the financial strength of National when compared with other companies in its industry. We expect to achieve high stable ratings for National that we believe are necessary to support writing new business in accordance with our business plan. We expect National will gain market acceptance and become a competitive financial guarantor once we achieve our ratings targets.

National is the largest municipal-only bond insurer in the market. We believe attractive opportunities exist to write business in both the primary and secondary markets. In particular, an increase in interest rates and the consistent issuance of new municipal debt will present attractive risk-adjusted business opportunities for National. We also believe there are significant amounts of outstanding bonds that have been issued without insurance in recent years, which we believe meet our underwriting guidelines and present attractive secondary market opportunities. Furthermore, we believe that recent stress in the public finance market demonstrates the value of financial guarantee insurance and may result in an increase demand for the product. National maintains underwriting guidelines for most municipal risk types and expects opportunities for new business across the spectrum of municipal sectors.

MBIA Inc. Deleveraging

The Company is seeking over the longer term to reduce financial leverage at MBIA Inc. and intends to use cash flows from its operating subsidiaries to pay down MBIA Inc. debt over time. During the fourth quarter of 2013, National declared and paid a dividend of $214 million to its ultimate parent, MBIA Inc., and during 2013 and the first quarter of 2014, MBIA Inc. received $275 million in releases from an escrow account under the MBIA group’s tax sharing agreement as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—MBIA Inc. Liquidity”. In 2013 we received or repurchased $328 million of debt issued by MBIA Inc. or its subsidiary MBIA Global Funding, LLC and redeemed $506 million of debt issued by MBIA Inc.’s subsidiary, Meridian Funding Company, LLC (“Meridian”).

Operating Cost Reductions

In order to better position the Company for future business opportunities, in the third quarter of 2013, we initiated cost reduction measures focused on our legal, consulting, staffing and head office occupancy costs. These initiatives included reducing worldwide headcount by 21% and seeking to sell our head office property and relocate the Company. In addition, we expect consulting and legal expenses to be substantially reduced in the future as a result of the resolution of litigation matters during 2013 as described below under “––MBIA Corp. Risk Mitigation.” For further details of our operating cost reduction strategy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Operating Costs Reductions.”

MBIA Corp. Risk Mitigation

MBIA Corp. has not written a meaningful amount of new business since 2008 as a result of declining financial capacity and ratings downgrades. In addition, since that time it has experienced considerable stress as a result of unprecedented levels of delinquency and loss in its structured finance business, primarily in its residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) pools, commercial real estate (“CRE”) and collateralized debt obligation (“CDO”) portfolios. As a result, since 2008, MBIA Corp.’s strategy has focused on recovering losses on insured RMBS transactions related to the failure of certain RMBS sellers/servicers to honor their contractual obligations to repurchase ineligible mortgage loans from securitizations MBIA Corp. insured, reducing future expected economic losses in the insured portfolio through commutations and other risk mitigation strategies, and managing liquidity.

During 2013, MBIA Corp. resolved substantially all of its claims related to ineligible mortgage loans, with the exception of claims it is continuing to pursue against Credit Suisse related to ineligible loans. Since 2008, MBIA Corp. has commuted $87.7 billion of insured exposures, and its insured portfolio has decreased from $331.2 billion as of December 31, 2007 to $80.4 billion as of December 31, 2013. Subsequent to December 31, 2013 MBIA Corp. commuted an additional $3.0 billion of gross insured exposure comprising structured CMBS pools. RMBS recoveries and commutation activity are described further under “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K.

Item 1. Business (continued)

In order to fund commutations in 2011 and 2012, MBIA Insurance Corporation borrowed $1.6 billion under a secured loan facility with National (the “National Secured Loan”), and in order to fund operations in 2013, MBIA Insurance Corporation borrowed $70 million under a secured credit facility with Blue Ridge Investments, L.L.C. (the “Blue Ridge Secured Loan”), an affiliate of Bank of America Corporation, which was entered into in connection with the Company’s settlement with Bank of America and certain of its subsidiaries related to ineligible mortgage loans and other matters (the “BofA Settlement Agreement”). The National Secured Loan was repaid in the second quarter of 2013 with the proceeds of the BofA Settlement Agreement, and the Blue Ridge Secured Loan was repaid in the fourth quarter of 2013 with a portion of the proceeds of the sale of claims and certain related rights against the bankruptcy estates of Residential Funding Company, LLC, GMAC Mortgage LLC and Residential Capital LLC and certain related entities (collectively, “ResCap”) related to ineligible mortgage loans. Both of these facilities terminated upon repayment.

Our expected liquidity and capital forecasts for MBIA Corp. and projected collections of the remaining put-back recoverable and excess spread (the difference between interest inflows on assets and interest outflows on liabilities in our insured RMBS transactions) reflect adequate resources to pay expected claims. However, there are risks to these forecasts, as recoveries from the projected collections of excess spread and the remaining put-back recoverable, and the amount and timing of potential claims from our remaining insured CMBS pools and RMBS, are potentially volatile. While we believe MBIA Corp. will have adequate resources to pay expected liabilities, if MBIA Corp. experiences higher than expected claim payments or is unable to collect expected recoveries, MBIA Corp. may ultimately have insufficient resources to continue to pay claims, which could cause the New York State Department of Financial Services (“NYSDFS”) to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding.

OUR INSURANCE OPERATIONS

Our U.S. public finance insurance business is conducted through National, and our structured finance and international insurance operations are conducted through MBIA Insurance Corporation and its subsidiaries. We anticipate that for the foreseeable future virtually all of our new insurance business will be written through National in the U.S. public finance sector. We expect MBIA Corp.’s credit ratings will continue to constrain its ability to write new business in the near term.

We are compensated for our insurance policies by insurance premiums paid upfront or on an installment basis. Our financial guarantee insurance is offered in both the new issue and secondary markets. Transactions in the new issue market may be sold either through negotiated offerings or competitive bidding. In negotiated transactions, either the issuer or the underwriter purchases the insurance policy directly from an insurer. For municipal bond issues involving competitive bidding, the insurance is offered as an option to the underwriters bidding on the transaction. The successful bidder would then have the option to purchase the insurance, or at times the issuer could purchase the insurance. We also issue insurance policies to guarantee the payment of principal and interest on municipal obligations being traded in the secondary market upon the request of a broker or an existing holder of uninsured bonds, where premium is generally paid by the owner of the obligation. In addition, we have provided financial guarantees to debt service reserve funds. The primary risk in our insurance operations is that of adverse credit performance in the insured portfolio. We seek to maintain a diversified insured portfolio and have insured transactions with the aim of managing and diversifying risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic area. Despite this objective, there can be no assurance that we will avoid losses on multiple credits as a result of a single event or series of events.

Because we generally guarantee to the holder of an underlying obligation the timely payment of amounts due on the obligation in accordance with its original payment schedule, in the case of a default or other triggering event on an insured obligation, payments under the insurance policy generally cannot be accelerated against us unless we consent to the acceleration. In the event of a default, however, we may have the right, in our sole discretion, to accelerate the obligations and pay them in full. Otherwise, we are required to pay principal, interest or other amounts only as scheduled payments come due, even if the holders are permitted by the terms of the insured obligations to have the full amount of principal, accrued interest or other amounts due, declared due and payable immediately in the event of a default.

Item 1. Business (continued)

Our payment obligations after a default vary by deal and by insurance type. Our public finance insurance generally insures scheduled interest and principal. Our structured finance policies generally insure (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; or, (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted. With respect to the insurance of credit default swap (“CDS”) contracts written in the structured finance and international insurance segment, in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS contracts, the CDS contracts may be subject to termination by the counterparty, triggering a claim for the fair value of the contract.

In the event of a default in payment of principal, interest or other insured amounts by an issuer, the insurance company promises to make funds available in the insured amount generally within one to three business days following notification. Longer timeframes may apply for international transactions. Generally, our insurance companies provide for this payment upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer or other appropriate documentation.

National Insured Portfolio

National’s insurance portfolio consists of municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. National’s portfolio is comprised of MBIA Corp.’s U.S. public finance financial guarantees policies assumed through reinsurance and FGIC’s U.S. public finance financial guarantees novated to National pursuant to the FGIC Novation Agreement.

MBIA Corp. ceded all of its U.S. public finance business to National by entering into a Quota Share Reinsurance Agreement with National, effective January 1, 2009 (the “MBIA Corp. Reinsurance Agreement”), and by assigning to National pursuant to a separate assignment agreement its rights, interests and obligations under the FGIC Reinsurance Agreement. The MBIA Corp. Reinsurance Agreement is filed as an exhibit to this Form 10-K and any description of it in this Form 10-K is qualified in its entirety by the agreement. The FGIC portfolio assumed by National consisted entirely of U.S. public finance business. The FGIC Novation Agreement is also filed as an exhibit to this Form 10-K and any description of it in this Form 10-K is qualified in its entirety by the agreement.

In connection with the reinsurance and assignment transactions, MBIA Corp. paid to National a premium to reinsure the policies covered by the MBIA Corp. Reinsurance Agreement and the assignment agreement, net of a ceding commission on the unearned premium reserve, and National was further capitalized through a dividend and return of capital paid by MBIA Corp. to MBIA Inc., which was contributed to National. MBIA Corp. and National received the required regulatory approvals from the New York and Illinois insurance departments prior to executing the Transformation. National was previously domiciled in Illinois and redomesticated to New York effective December 1, 2009. The Company has been involved in several litigations challenging Transformation, in a proceeding under Article 78 of New York’s Civil Practice Law & Rules and in plenary suits. All litigation brought originally by the group of eighteen domestic and international financial institutions relating to Transformation has been resolved.

Portfolio Profile

As of December 31, 2013, National had $276.8 billion of insured gross par outstanding on U.S. public finance obligations covering 13,689 policies and diversified among 6,663 “credits,” which we define as any group of issues supported by the same revenue source. Insurance in force, which includes all insured debt service, as of December 31, 2013 was $445.7 billion.

Item 1. Business (continued)

The table below sets forth information with respect to the original gross par amount insured per issue in the National portfolio as of December 31, 2013:

National U.S. Public Finance Original Gross Par Amount Per Issue as of December 31, 2013

Original Gross Par Amount Written Per Issue	Number of Issues Outstanding	% of Total Number of Issues Outstanding	Gross Par Amount Outstanding (in billions)	% of Gross Par Amount Outstanding
Less than $10 million	8,819	64.4%	$26.3	9.5%
$10-25 million	2,394	17.5%	38.2	13.8%
$25-50 million	1,231	9.0%	43.5	15.7%
$50-100 million	699	5.1%	48.4	17.5%
$100-200 million	338	2.5%	47.4	17.1%
$200-300 million	113	0.8%	27.6	10.0%
$300-400 million	41	0.3%	14.2	5.1%
$400-500 million	25	0.2%	11.1	4.0%
Greater than $500 million	29	0.2%	20.1	7.3%

Total	13,689	100.0%	$276.8	100.0%

All of the policies were underwritten on the assumption that the insurance will remain in force until maturity of the insured obligations. National estimates that the average life of its domestic public finance insurance policies in force as of December 31, 2013 was 10.1 years. The average life was determined by applying a weighted average calculation, using the remaining years to contractual maturity and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2013 was $26.3 billion.

The table below shows the diversification by type of U.S. public finance insurance that was outstanding as of December 31, 2013:

National U.S. Public Finance Gross Par Amount Outstanding by Bond Type as of December 31, 2013

In millions	Gross Par Amount
Bond Type
Public finance: United States
General fund obligation	$101,589
General fund obligation—Lease	23,300
Municipal utilities	50,008
Tax backed	39,003
Transportation	24,995
Health care	5,822
Higher education	15,390
Student loans	362
Municipal housing	3,076
Military housing	7,886
Investor-owned utilities	4,131
Other	1,284

Total United States—public finance	$276,846

National’s underwriting guidelines limit the insurance in force for any one insured credit, and for other categories such as geography. In addition, National is subject to regulatory single-risk limits and its ratings are subject to rating agency single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2013, National’s gross par amount outstanding for its ten largest insured U.S. public finance credits totaled $16.7 billion, representing 6.0% of National’s total U.S. public finance gross par amount outstanding.

Item 1. Business (continued)

MBIA Corp. Insured Portfolio

MBIA Corp. has insured and reinsured structured finance and international public finance obligations sold in the new issue and secondary markets, including from time to time:

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

As of December 31, 2013, MBIA Corp. had 726 policies outstanding in its insured portfolio. In addition, MBIA Corp. had 164 insurance policies outstanding relating to asset/liability products liabilities issued by MBIA Inc. and its subsidiaries, which are described further under the section “Our Wind-Down Businesses” below. MBIA Corp.’s total policies are diversified among 484 “credits,” which we define as any group of issues supported by the same revenue source.

MBIA Corp. has not written a meaningful amount of new business since 2008 and it is uncertain how or when it may reengage in the market. In 2008, the Company ceased insuring new credit derivative contracts except in transactions related to the remediation or reduction of existing insured credit derivative exposure.

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

Item 1. Business (continued)

Portfolio Profile

As of December 31, 2013, the gross par amount outstanding of MBIA Corp.’s insured obligations (excluding $2.2 billion of MBIA insured investment agreements and medium-term notes (“MTNs”) for our asset/liability products transactions), was $80.4 billion. Insurance in force for the above portfolio, which includes all insured debt service, as of December 31, 2013 was $108.6 billion.

The table below sets forth information with respect to the original gross par amount insured per issue in MBIA Corp.’s insured obligations as of December 31, 2013:

MBIA Corp. Original Gross Par Amount for the Structured Finance and International

Portfolio Per Issue as of December 31, 2013 (1)

Original Gross Par Amount Written Per Issue	Number of Issues Outstanding	% of Total Number of Issues Outstanding	Gross Par Amount Outstanding (In billions)	% of Gross Par Amount Outstanding
Less than $10 million	251	34.6%	$0.8	1.0%
$10-25 million	143	19.7%	2.4	3.0%
$25-50 million	80	11.0%	2.9	3.6%
$50-100 million	78	10.7%	5.5	6.8%
$100-200 million	66	9.1%	9.1	11.3%
$200-300 million	37	5.1%	8.8	11.0%
$300-400 million	19	2.6%	6.3	7.8%
$400-500 million	13	1.8%	5.7	7.1%
Greater than $500 million	39	5.4%	38.9	48.4%

Total	726	100.0%	$80.4	100.0%

(1)—Excludes $2.2 billion relating to investment agreements and MTNs issued by affiliates of the Company through our asset/liability products and guaranteed by MBIA Corp.

MBIA Corp. underwrites its policies on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life of its structured finance and international insurance policies in force as of December 31, 2013 was 8.4 years. The average life was determined by applying a calculation using the remaining years to contractual maturity for international public finance obligations and estimated maturity for structured finance obligations and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2013 was $8.9 billion.

Item 1. Business (continued)

The table below shows the diversification by type of insurance that was outstanding as of December 31, 2013:

MBIA Corp. Gross Par Amount Outstanding for the Structured Finance and International

Portfolio by Bond Type as of December 31, 2013 (1)

In millions	Gross Par Amount
Bond Type
Public finance: non-United States
Sovereign-related and sub-sovereign	$10,907
International utilities	9,803
Transportation	8,709
Local governments (2)	318
Tax backed	80
Health care	41

Total public finance–non-United States	29,858

Global structured finance:
Collateralized debt obligations (3)	29,651
Mortgage-backed residential	8,788
Mortgage-backed commercial	811
Consumer asset-backed:
Student loans	543
Manufactured housing	1,137
Other consumer asset-backed	5
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	1,660
Secured airline equipment securitizations	1,576
Other operating assets	152
Structured insurance securitizations	3,505
Franchise assets	575
Future flow	123
Other corporate asset-backed	2,015

Total global structured finance	50,541

Total	$80,399

(1)—Excludes $2.2 billion relating to investment agreements and MTNs issued by affiliates of the Company through our asset/liability products and guaranteed by MBIA Corp.

(2)—Includes municipal-owned entities backed by the sponsoring local government.

(3)—Includes transactions (represented by structured pools of primarily investment grade corporate credit risks, CMBS or other CRE assets) that may not include typical CDO structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

MBIA Corp. is subject to regulatory single-risk limits. See the “Insurance Regulation” section below. As of December 31, 2013, MBIA Corp.’s gross par amount outstanding for its ten largest non-U.S. public finance credits insured totaled $13.9 billion, representing 17.3% of MBIA Corp.’s total structured finance and international gross par amount outstanding, and the gross par outstanding for its ten largest structured finance credits (without aggregating issues of common issuers), was $18.3 billion, representing 22.8% of the total.

Risk Management

MBIA’s risk management and remediation functions are comprised of different units that oversee credit, market and operational risks at transaction origination and in ongoing portfolio monitoring, surveillance and remediation. MBIA’s Insured Portfolio Management Division monitors and remediates structured finance and international infrastructure risks while National’s surveillance group performs this function with respect to U.S. public finance transactions.

Item 1. Business (continued)

A Special Situations Group is responsible for certain transactions that require intensive remediation. National, MBIA Insurance Corporation and MBIA UK each have a credit risk committee to review certain prescribed underwriting decisions. On an enterprise-wide basis, several executive committees provide risk oversight. The Risk Oversight Committee reviews transactions not otherwise reviewable by credit risk committees, firm-wide risk review, policies and decisions related to credit, market, operational, legal, financial and business risks; the executive Loss Reserve Committee reviews reserve activity; and the Executive Credit and Investment Committees review specific transactions and portfolios.

The Board of Directors and its Committees oversee different specific risks faced by the Company and its subsidiaries. The Board regularly evaluates and discusses risks associated with strategic initiatives. On an annual basis, the Board also establishes the firm’s risk appetite and evaluates and approves the Company’s risk tolerance guidelines. The purpose of the risk tolerance guidelines is to delineate the types and amounts of risks the Company can face in light of its stated risk appetite. This policy provides the basis upon which risk criteria and procedures are developed and applied consistently across the Company. The Board’s Audit Committee and its Finance and Risk Committee play an important role in overseeing different types of risks.

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

•	U.S. Public Finance: For U.S. public finance, our underwriting at origination and ongoing monitoring focuses on economic and political trends, issuer or project debt and financial management, construction and start up risk, adequacy of historical and anticipated cash flows under stress, satisfactory legal structure and bond security provisions, viable tax and economic bases, including consideration of tax limitations and unemployment trends, adequacy of stressed loss coverage and project feasibility, including satisfactory reports from consulting engineers, traffic advisors and others, if applicable. Depending on the transaction, specialized cash flow analyses may be conducted to understand loss sensitivity. In addition, specialized credit analysts consider the potential event risk of natural disasters or headline events on both single transactions and across a sector, as well as regulatory issues. U.S. public finance transactions are monitored by reviewing trustee, issuer and project financial and operating reports as well as reports provided by technical advisors and counsel. Projects may be periodically visited by National personnel.

Item 1. Business (continued)

•	International Public Finance: International public finance transactions are underwritten, monitored and remediated in a manner consistent with U.S. public finance transactions. In addition, credit analysts consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. Analysts also monitor local accounting and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. Furthermore, counterparty exposures are reviewed periodically and generally when a counterparty is downgraded. MBIA personnel also may periodically visit projects or issuers to meet with management.

•	Structured Finance Transactions: For structured transactions, we focus on the historical and projected cash flows generated by the assets, credit and operational strength of the originator, servicer, manager and/or operator of the assets, and the nature of the transaction’s structure (including the degree of protection from bankruptcy of the originator or servicer). We may use both probability modeling and cash flow sensitivity analysis (both at the transaction and asset specific levels) to test asset performance assumptions and performance covenants, triggers and remedies. In addition, the Insured Portfolio Management Division may use various quantitative tools and qualitative analyses to test for credit quality, correlation, liquidity and capital sensitivity within the insured portfolio.

Key to our ongoing monitoring is early detection of deterioration in either transaction credit quality or macroeconomic or market factors that could adversely impact an insured credit. If deterioration is detected, analysts generally evaluate possible remedial actions and, in the event of significant stress, we may involve a dedicated workout unit, the Special Situations Group, to assess and monitor the credit and, if necessary, help develop and implement a remediation strategy. The nature of any remedial action is based on the type of insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, we work with the issuer, trustee, legal counsel, servicer, other creditors, underwriters or other related parties to reduce chances of default and the potential severity of loss upon a default. In addition, we may seek to improve our security position and obtain concessions from the issuer of the insured bonds, and, from time to time, the issuer of our insured bond may, with our consent (and, in certain circumstances, the consent of noteholders), restructure the insured obligation by extending the term, increasing or decreasing the par amount or decreasing the related interest rate, sometimes with our insuring the restructured obligation.

We use an internal credit rating system to monitor credits, with frequency of review based on risk type, internal rating, performance and credit quality. Credits with performance issues are designated as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” based on the nature and extent of our concerns, but these categories do not require establishment of any case basis reserves. In the event we determine that a claim for payment is expected with respect to an insured issue using probability-weighted expected cash flows based on available information, including market data, we place the issue on the “Classified List” and establish a case basis reserve for that insured issue. See “Losses and Reserves” below for information on our loss reserving process.

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

Operational Risk Assessment

The Operational Risk function assesses potential economic loss or reputational impact arising from processes and controls, systems, or staff actions and seeks to identify vulnerabilities to operational disruptions caused by external events. The Operational Risk framework is generally managed using a self-assessment process across our business units, with controls associated with the execution of key processes monitored through Internal Audit reviews. The Operational Risk group reports periodically to management’s Risk Oversight Committee and the Audit Committee of the Company’s Board of Directors. The Audit Committee reviews the Company’s operational risk profile, risk event activity and ongoing risk mitigation efforts.

Losses and Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our major operating insurance companies (National, MBIA Corp. and MBIA UK) and are reviewed by our executive Loss Reserve Committee, which consists of members of senior management. The Company’s loss and LAE reserves as of December 31, 2013 represent case basis reserves and accruals for LAE incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under an insurance contract, net of potential recoveries and discounted using a current risk-free interest rate, when this amount exceeds unearned premium revenue on the related insurance contract. We record case basis loss reserves on insured obligations which have defaulted or are expected to default.

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

Reinsurance

We currently have third-party reinsurance agreements in place covering 2% of our insured par outstanding. At this time we do not intend to utilize reinsurance to a material degree to decrease the insured exposure in our portfolio or increase our capacity to write new business; however, we may, from time to time, look to enter into transactions to reduce risks embedded in our insured portfolios on an individual and portfolio-wide basis.

Intercompany Reinsurance Arrangements

Under the Transformation, MBIA Corp. and National entered into the MBIA Corp. Reinsurance Agreement as well as an assignment agreement under which MBIA Corp. assigned its rights and obligations under the FGIC Reinsurance Agreement. In addition, National entered into second-to-pay policies covering the policies covered by each of these agreements. The FGIC Reinsurance Agreement was terminated in 2013 in connection with the novation of the policies covered by the FGIC Reinsurance Agreement to National pursuant to the FGIC Novation Agreement. Each of these transactions and the terms of those documents are further described under the “Our Insurance Operations—National Insured Portfolio” section above.

Item 1. Business (continued)

MBIA Corp. has entered into a reinsurance agreement with MBIA UK providing for MBIA Corp.’s reimbursement of the losses incurred by MBIA UK in excess of a specified threshold in each calendar year, subject to certain contract limitations, and a net worth maintenance agreement in which MBIA Corp. agrees to maintain a minimum capital and surplus position at MBIA UK at the greater of a specified amount or the amount required by U.K. regulations, subject to certain New York State regulatory requirements as well as certain contract restrictions. MBIA Corp. has also entered into a reinsurance agreement and net worth maintenance agreement with MBIA Mexico pursuant to which MBIA Corp. reinsures 100% of the business underwritten by MBIA Mexico and agrees to maintain the amount of capital in MBIA Mexico required by applicable law or regulation, subject to certain New York State regulatory requirements as well as certain contract restrictions.

Insurance Regulation

National and MBIA Corp. are incorporated and subject to primary insurance regulation and supervision by the State of New York. MBIA UK and MBIA Mexico are organized and subject to primary regulation and supervision in the U.K. and Mexico, respectively. The Company’s insurance subsidiaries are also licensed to issue financial guarantee policies in multiple jurisdictions as needed to conduct their business activities. During 2013, MBIA UK was placed in run-off and varied its scope of permissions such that it is no longer authorized to write new financial guarantee business. It also filed a related scheme of operations with the PRA and the FCA, which they have approved.

The extent of state insurance regulation and supervision varies by jurisdiction, but New York, the U.K., Mexico and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies, and if our insurance companies fail to meet such requirements our regulators may impose certain remedial actions on us. These laws prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. and National each are required to file detailed annual financial statements with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. MBIA UK makes similar filings with the PRA and the FCA. The operations and accounts of the insurance companies are subject to examination by these regulatory agencies at regular intervals. In addition to being subject to the insurance laws in the jurisdictions in which we operate, as a condition to obtaining required insurance regulatory approvals to enter into certain transactions and take certain other corporate actions, including the release of excessive contingency reserves in MBIA Insurance Corporation described below under “Contingency Reserves” and entry into the asset swap between MBIA Inc. and National described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—MBIA Inc. Liquidity” in Part II, Item 7 of this Form 10-K, MBIA Inc. and its insurance subsidiaries have and may in the future agree to provide notice to the NYSDFS or other applicable regulators prior to entering into transactions or taking other corporate actions (such as paying dividends when applicable statutory tests are satisfied) that would not otherwise require regulatory approval.

New York Insurance Regulation

Our domestic insurance companies are licensed to provide financial guarantee insurance under Article 69 of the New York Insurance Law (the “NYIL”). Article 69 defines financial guarantee insurance to include any guarantee under which loss is payable upon proof of occurrence of financial loss to an insured as a result of certain events. These events include the failure of any obligor or any issuer of any debt instrument or other monetary obligation to pay principal, interest, premium, dividend or purchase price of or on such instrument or obligation when due. Under Article 69, our domestic insurance companies are permitted to transact financial guarantee insurance, surety insurance and credit insurance and such other kinds of business to the extent necessarily or properly incidental to the kinds of insurance which they are authorized to transact. In addition, they are empowered to assume or reinsure the kinds of insurance described above. Since 2009, both the NYSDFS and the New York legislature have proposed enhanced regulation of financial guarantee insurers which would impose limits on the manner and amount of business written by the Company. The timing of any amendments to the statutes or regulations governing financial guarantee insurers is uncertain.

Item 1. Business (continued)

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

National declared and paid a dividend of $214 million to its ultimate parent, MBIA Inc. in the fourth quarter of 2013 following notice to the NYSDFS. As a condition to the NYSDFS’ approval of the Asset Swap between MBIA Inc. and National, the NYSDFS requested that, until the notional amount of the Asset Swap has been reduced to 5% or less of National’s admitted assets, each of MBIA Inc., MBIA Insurance Corporation and National provide the NYSDFS with three months prior notice, or such shorter period as the NYSDFS may permit, of its intent to initiate cash dividends on shares of its common stock. During the second quarter of 2010, National received approval from the NYSDFS to reset its unassigned surplus to zero as of January 1, 2010, which enabled it to begin earning positive earned surplus immediately. In connection with a court proceeding challenging the approval of the National surplus reset described above, we agreed that National would not pay dividends while the proceeding was adjourned. This agreement terminated in connection with the resolution of the proceeding. In addition, in connection with the approval of a release of excessive contingency reserves during 2011 by MBIA Insurance Corporation, the Company agreed that National would not pay dividends without the prior regulatory approval of the NYSDFS prior to July 19, 2013.

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

The foregoing dividend limitations are determined in accordance with statutory accounting principles (“U.S. STAT”), which generally produce statutory earnings in amounts less than earnings computed in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Similarly, policyholders’ surplus, computed on a U.S. STAT basis, will normally be less than net worth computed on a GAAP basis. See “Note 14: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of MBIA Corp. and Subsidiaries and “Note 11: Statutory Accounting Practices” in the Notes to Financial Statements of National filed as Exhibits to this Form 10-K for additional information.

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

Item 1. Business (continued)

Prior to September 30, 2012, MBIA Corp. released to surplus an aggregate of $1.1 billion of contingency reserves pursuant to approvals granted by the NYSDFS in accordance with the NYIL during 2011 and 2012. Absent these releases MBIA Corp. would have had deficits of qualifying assets to meet its contingency reserve requirements. While MBIA Insurance Corporation currently holds adequate assets against its contingency reserve requirement, it had a deficit of qualifying assets required to support its contingency reserves as of September 30, 2013. The deficit was caused by the sale of liquid assets in order to make claim payments and the failure of certain RMBS sellers/servicers to honor their contractual obligations to repurchase ineligible mortgage loans from securitizations the Company insured. The deficit was reversed when MBIA Insurance Corporation sold its ResCap recovery, but may occur again in the future as it depletes qualifying assets to make claims and commutation payments.

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

As a result of the Transformation, National exceeded as of the closing date certain single and aggregate risk limits under the New York laws and regulations, and MBIA Insurance Corporation exceeded as of the closing date certain single risk limits under New York laws and regulations. These insurers obtained waivers from the NYSDFS of those limits. In connection with the waivers, we submitted plans to the applicable insurance departments to achieve compliance with the applicable regulatory limits. Under the plans, we agreed not to write new financial guarantee insurance for certain issuers, and in MBIA Insurance Corporation’s case, in certain categories of business, until we were in compliance with our single risk limits and agreed to take commercially reasonable steps, including considering reinsurance, the addition of capital and other risk mitigation strategies, in order to comply with the regulatory risk limits. As a condition to granting the waiver, the NYSDFS required that, in addition to complying with these plans, upon written notice from the NYSDFS, MBIA Insurance Corporation and National, as applicable, would cease writing new financial guarantee insurance if it were not in compliance with the risk limitation requirements by December 31, 2009. To date, we have not received such a notice from the NYSDFS. National came into compliance with the aggregate risk limits in 2011 and has a de minimis number of single risk limit overages remaining. In 2013 and 2012, MBIA Insurance Corporation reported additional single risk limit overages to the NYSDFS due to changes in its statutory capital. In addition, MBIA Insurance Corporation currently exceeds its aggregate risk limit as of December 31, 2013. MBIA Insurance Corporation notified the NYSDFS of the overages and submitted a plan to achieve compliance with the limits in accordance with the NYIL. If MBIA Insurance Corporation is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

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

Item 1. Business (continued)

Change of Control

Prior approval by the NYSDFS is required for any entity seeking to acquire, directly or indirectly, “control” of National or MBIA Corp. In many states, including New York, “control” is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled, directly or indirectly, by an entity, although the insurance regulator may find that “control” in fact does or does not exist when an entity owns or controls either a lesser or greater amount of securities. The PRA also has a requirement for prior approval of any controlling person. MBIA Corp. would require the prior approval of MBIA Mexico’s regulator in order to transfer the shares it currently holds in MBIA Mexico. To the Company’s knowledge, each MBIA Inc. shareholder which owns 10% or more of MBIA Inc.’s outstanding common stock as of December 31, 2013 has received appropriate approvals or determinations of non-control in connection with its investment.

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

Insured Credit Default Swaps

Certain of our insurance policies guarantee payments due under CDS and other derivatives. In July of 2010, the Dodd-Frank Act was signed into law for the purpose of enacting broad financial industry regulatory reform, including by enhancing regulation of the over-the-counter derivatives markets. Among other reforms, the Dodd-Frank Act requires “swap dealers” and “major swap participants” to register with either or both of the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (“SEC”), and to be subject to enhanced regulation, including capital requirements. The CFTC and SEC have promulgated rules to implement this enhanced regulatory framework, including final rules that require the Company to include its legacy insured derivatives in tests used to determine whether it is a major swap participant. MBIA Insurance Corporation registered with the CFTC as a major swap participant and on an ongoing basis is required to comply with the CFTC’s business conduct rules as applied to portfolios in place prior to the enactment of the Dodd-Frank Act. As further rules are enacted, we expect to seek exemptions from certain of the rules that we do not believe we will be able to comply with, including capital requirements. Because the CFTC has not yet issued final rules establishing capital requirements for major swap participants, the ultimate impact of such requirements on MBIA Insurance Corporation is not yet clear. However, to the extent that MBIA Insurance Corporation becomes subject to significant additional capital requirements, it is unlikely that MBIA Insurance Corporation will be able to meet those standards. We expect MBIA Insurance Corporation will de-register as a major swap participant in 2015 as the notional amount and fair value of its CDS exposures decline below the registration thresholds.

OUR ADVISORY SERVICES

In our asset management advisory services business our registered investment advisers provide fixed-income asset management services for third parties and the investment portfolios of the Company and its affiliates (including the wind-down businesses) on a fee-for-service basis.

The Company has operated its advisory services segment since 1991 and had $23.9 billion in institutional assets under management as of December 31, 2013, including $11.2 billion from the Company and its subsidiaries. The segment has generally produced strong investment performance for its clients and has focused on providing high quality client support. The Company believes there is strong demand for its services given its track record, recent fixed-income market volatility and growth in fixed-income asset classes due to demographic changes and product innovation. In order to develop and grow our third-party advisory business, in 2010 we renamed our advisory services companies under the “Cutwater” name and re-branded them to reflect and communicate their organizational separation from the Company’s insurance operations and the wind-down businesses. In particular, the asset management advisory business now operates under a wholly-owned “Cutwater” branded holding company of MBIA Inc. that is separate from the wind-down businesses.

Item 1. Business (continued)

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

Advisory Services Regulation

Cutwater is subject to various federal and state securities laws, regulations and rules. Cutwater-ISC and Cutwater-AMC are subject to the requirements of the Investment Advisers Act of 1940. In addition, Cutwater-AMC, which is also a FINRA member firm, is subject to FINRA rules and regulations. As an investment adviser to registered investment companies, Cutwater-ISC must also comply with applicable provisions of the Investment Company Act of 1940.

Other Advisory Services

In 2013 we substantially exited the advisory and asset management business in the European Union, and in 2012 we exited the financial advisory services business in Latin America.

OUR WIND-DOWN BUSINESSES

Since the ratings downgrades of MBIA Corp. that began in 2008, we have not issued debt in connection with either the asset/liability products or conduits businesses, and we believe the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate, or are repurchased by the Company.

The asset/liability products business raised funds for investment through the issuance of customized investment agreements by MBIA Inc. and one of its subsidiaries and the issuance of MTNs with varying maturities issued by our subsidiary MBIA Global Funding, LLC (“GFL”). Each of these products was guaranteed by MBIA Corp. In addition, GFL lent the proceeds of its GFL MTN issuances to MBIA Inc. (“GFL Loans”). Ratings downgrades of MBIA Corp. resulted in the collateralization of the remaining investment agreements. GFL services principal and interest payments on its MTNs solely through payments by MBIA Inc. on the GFL Loans.

Our conduit segment is principally operated through Meridian and, formerly, Triple-A One Funding Corporation, which was liquidated in 2012. The conduits were used by banks and other financial institutions to raise funds for their customers through commercial paper and MTN issuances. The proceeds from these issuances were used to either make loans to customers that were secured by certain assets or to purchase assets from customers. The assets of Meridian are expected to be sufficient to service its remaining liabilities.

INVESTMENTS AND INVESTMENT POLICY

Investment objectives, policies and guidelines related to the Company’s insurance operations and the wind-down businesses are generally subject to review and approval by the Finance and Risk Committee of the Board of Directors and the Investment Committee of the Company. Cutwater manages the proprietary investment portfolios of the Company and its subsidiaries in accordance with the guidelines adopted for each such portfolio. Investment objectives, policies and guidelines related to investment activity on behalf of our insurance companies are also subject to review and approval by the respective Investment Committee of their Boards of Directors or similar body.

Item 1. Business (continued)

To continue to optimize capital resources and provide for claims-paying capabilities, the investment objectives and policies of our insurance operations are tailored to reflect their various strategies and operating conditions. The investment objectives of MBIA Corp. and its subsidiaries are primarily to maintain adequate liquidity to meet claims-paying and other corporate needs and secondarily to maximize after-tax income within defined investment risk limits. The investment objectives of National set preservation of capital as the primary objective, subject to an appropriate degree of liquidity, and optimization of after-tax income and total return as secondary objectives. The investment portfolio of each insurance subsidiary is managed by Cutwater under separate investment services agreements.

The investment objectives and policies of the wind-down businesses reflect the characteristics of those programs. The primary investment objective is to provide sufficient liquidity to meet maturing liabilities (including intercompany liquidity agreements) and, in the case of the investment agreement business collateral posting obligations, while maximizing the net residual value of assets to liabilities in each program. The investments of the asset/liability products segment are insufficient to service its liabilities. This segment is now managed together with the corporate segment from a financing and liquidity perspective.

COMPETITION

Our insurance companies compete with other monoline insurance companies, as well as other forms of credit enhancement, in writing financial guarantee business. We anticipate that for the foreseeable future virtually all of our new insurance business will be written through National in the U.S. public finance sector.

Our ability to attract and compete for U.S. public finance financial guarantee business is largely dependent on the financial strength ratings assigned to National by the rating agencies. National is seeking rating upgrades from the rating agencies and believes its current ratings do not fully represent the financial strength of National when compared with other companies in its industry. We expect to achieve high stable ratings for National that would be necessary to support writing new business, but there is no assurance that we will be able to achieve such ratings and the timing of such rating upgrades is uncertain.

There are currently two other bond insurers actively engaged in the U.S. public finance insurance market, one of which was established in 2012. We have observed increased competition for business among the active financial guarantors, and opportunities to write new business with attractive returns may be limited. In addition, the percentage of new public finance issuances with a financial guarantee has decreased significantly since the financial crisis, and the inability of financial guarantee insurers to maintain or achieve high ratings could diminish acceptance of the product and enhance the appeal of other forms of credit enhancement.

Financial guarantee insurance competes with other forms of credit enhancement. Commercial banks provide letters of credit as a means of credit enhancement for municipal securities. In 2013, the use of letters of credit as an alternative to financial guarantee insurance within the U.S. municipal market was far below its peak in 2009; however, letters of credit have remained a presence in the market. Direct lending by banks to municipal issuers also reduces demand for credit enhancement. Other highly rated institutions, including pension funds and government sponsored entities, also offer third-party credit enhancement on municipal obligations. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer’s alternative of foregoing credit enhancement and paying a higher interest rate. If the interest savings from insurance or another form of credit enhancement are not greater than the cost of such credit enhancement, the issuer will generally choose to issue bonds without third-party enhancement. All of these alternative forms of credit enhancement or alternative executions could also affect our ability to write new business with attractive returns.

We expect that MBIA Corp.’s credit ratings will continue to constrain its ability to write new business in the near term. It continues to be uncertain as to how or when the Company may re-engage in the structured finance and international insurance markets.

Item 1. Business (continued)

Cutwater’s advisory services business competes for business with a number of investment managers which provide investment advisory services. Competition varies by product and typically can range from very large asset management firms to very small operations. Cutwater’s ability to compete for new advisory services business and to retain existing accounts is largely dependent on its investment performance for a specific client or in general (typically versus established benchmark indices), the consistency of its performance through market cycles, fee levels charged and the level of client service provided. Cutwater markets itself through its own sales and distribution team as well as through various intermediaries such as investment consultants and financial advisors.

RATING AGENCIES

Rating agencies perform periodic reviews of our insurance companies and other companies providing financial guarantee insurance. In rating financial guarantee companies, rating agencies focus on qualitative and quantitative characteristics in certain key areas, including: (1) franchise value and business strategy; (2) insurance portfolio characteristics; (3) capital adequacy; (4) profitability; (5) financial flexibility; and (6) risk management framework. Each agency has its own ratings criteria for financial guarantors and employs proprietary models to assess our risk adjusted leverage, risk concentrations and financial performance relative to the agency’s standards. The agencies also assess our corporate governance and factor this into their rating assessment. Currently, Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investor Services Inc. (“Moody’s”) rate the Company and its insurance companies.

National is seeking rating upgrades and believes its current ratings do not fully represent the financial strength of National when compared with other companies in its industry. We expect to achieve high stable ratings for National that would be necessary to support writing new business, but there is no assurance that we will be able to achieve such ratings and the timing of such rating upgrades is uncertain. We continue to consider obtaining ratings from additional rating agencies. We also believe that under the rating agencies’ methodologies MBIA Inc. must achieve and maintain an investment grade rating in order for National to meet its ratings objectives. We expect that MBIA Corp.’s credit ratings will continue to constrain its ability to write new business in the near term.

There can be no assurance that National will be able to achieve or maintain higher ratings. The absence of high ratings from S&P, and Moody’s or alternative rating agencies could adversely impact our ability to write new insurance business and the premiums we can charge, and could diminish the future acceptance of our financial guarantee insurance products. See “Risk Factors—Strategic Plan Related Risk Factors—An inability to achieve high stable insurer financial strength ratings for National or to generate investor demand for our financial guarantees may adversely affect our results of operations and business prospects.” in Part I, Item 1A of this Form 10-K.

National’s, MBIA Insurance Corporation’s and MBIA Inc.’s current financial strength ratings from S&P and Moody’s are summarized below:

Agency	Rating / Outlook
	National	MBIA Insurance Corporation	MBIA Inc.
S&P	A / Stable outlook	B / Stable outlook	BBB / Stable outlook
Moody’s	Baa1 / Positive outlook	B3 / Review for possible upgrade	Ba3 / Review for possible upgrade

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

Item 1. Business (continued)

EMPLOYEES

As of December 31, 2013, the Company had 277 employees, including 122 in Optinuity, 34 in National, 22 in MBIA Corp., 85 in Cutwater and 14 in Trifinium Services Limited, our services company in the U.K. None of the Company’s domestic employees are covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their present ages and positions with the Company as of March 3, 2014 are set forth below:

Name	Age	Position and Term of Office
Joseph W. Brown	65	Chief Executive Officer and Director (officer since February 2008)
C. Edward Chaplin	57	President, Chief Financial Officer and Chief Administrative Officer (officer since June 2006)
William C. Fallon	54	President and Chief Operating Officer (officer since July 2005)
Clifford D. Corso	52	Executive Vice President and Chief Investment Officer (officer since September 2004)
Ram D. Wertheim	59	Executive Vice President, Chief Legal Officer and Secretary (officer since January 2000)
Anthony McKiernan	44	Executive Vice President and Chief Portfolio Officer (officer since August 2011)

Joseph W. Brown is Chief Executive Officer and a director of the Company. Mr. Brown assumed the roles of Chairman, CEO and director in February of 2008 after having retired as Executive Chairman of MBIA in May of 2007. In May of 2009, the Company’s Board of Directors accepted Mr. Brown’s recommendation to separate the roles of Chairman and CEO and elected Daniel P. Kearney as Non-Executive Chairman, with Mr. Brown continuing in the roles of CEO and director. Mr. Brown also serves as Chairman of MBIA Insurance Corporation. Until May of 2004, Mr. Brown had served as Chairman and CEO of MBIA and MBIA Corp. Mr. Brown originally joined the Company as CEO in January of 1999 after having been a director since 1986, and became Chairman in May of 1999.

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

Mr. Brown served on the board of Oxford Health Plans from 2000 to 2004 and on the Board of Fireman’s Fund Holdings prior to the sale of its insurance subsidiary to Allianz. He served on the Safeco Corporation board from 2001 to September of 2008 and was elected Non-executive Chairman in January of 2006.

Item 1. Business (continued)

The Board of Directors of MBIA Inc. appointed Messrs. Chaplin, Fallon, Corso and Wertheim to the offices set forth opposite their names above on November 6, 2008 and appointed Mr. McKiernan to the offices set forth opposite his name above on May 1, 2012.

Prior to being named President, Chief Financial Officer and Chief Administrative Officer, C. Edward Chaplin was Vice President and Chief Financial Officer of the Company. Mr. Chaplin also serves as Chief Financial Officer of MBIA Insurance Corporation and President, Chief Executive Officer and Chief Administrative Officer of Optinuity. Prior to becoming an officer of the Company in June of 2006, Mr. Chaplin had served as a director of the Company from December of 2002 to May of 2006 and as Senior Vice President and Treasurer of Prudential Financial Inc. since November of 2000, responsible for Prudential’s capital and liquidity management, corporate finance, and banking and cash management. Mr. Chaplin had been with Prudential since 1983.

Prior to being named President and Chief Operating Officer, William C. Fallon was Vice President of the Company and head of the Global Structured Finance Division. Mr. Fallon also serves as President and Chief Executive Officer of National and President and Chief Operating Officer of MBIA Insurance Corporation. From July of 2005 to March 1, 2007, Mr. Fallon was Vice President of the Company and head of Corporate and Strategic Planning. Prior to joining the Company in 2005, Mr. Fallon was a partner at McKinsey & Company and co-leader of that firm’s Corporate Finance and Strategy Practice.

Prior to being named Executive Vice President and Chief Investment Officer, Clifford D. Corso was Vice President of the Company, the Company’s Chief Investment Officer and the president of Cutwater-AMC. Mr. Corso is the Chief Executive Officer and Chief Investment Officer of Cutwater-AMC. He joined the Company in 1994 and has served as Chief Investment Officer since 2000.

Prior to being named Executive Vice President, Chief Legal Officer and Secretary, Ram D. Wertheim was Vice President, General Counsel and Secretary of the Company. Mr. Wertheim also serves as General Counsel and Secretary of MBIA Insurance Corporation and Optinuity. From February of 1998 until January of 2000, he served in various capacities in the Global Structured Finance Division. Mr. Wertheim was, until February of 1998, the General Counsel of CMAC Holdings Inc.

Prior to being named Executive Vice President and Chief Portfolio Officer on May 1, 2012, Anthony McKiernan was appointed Vice President and Chief Portfolio Officer of the Company on August 3, 2011. Mr. McKiernan is also the Chief Risk Officer of MBIA Insurance Corporation. Mr. McKiernan joined MBIA in 2000 as a vice president in the Credit Analytics Group, and managed the Corporate Insured Portfolio Management Group prior to becoming the Head of the Structured Finance Insured Portfolio Management Group in 2007. Before working at MBIA, Mr. McKiernan was with Fleet Financial Group where he began his career as a Credit Analyst/ Lender in asset-based lending.

Item 1A. Risk Factors

References in the risk factors to the “Company” are to MBIA Inc., together with its domestic and international subsidiaries. References to “we,” “our” and “us” are to MBIA Inc. or the Company, as the context requires. Our risk factors are grouped into categories and are presented in the following order: “Insured Portfolio Loss Related Risk Factors”, “Capital, Liquidity and Market Related Risk Factors”, “Strategic Plan Related Risk Factors” and “General Risk Factors.” Risk factors are listed in order of significance within each category.

Item 1A. Risk Factors (continued)

Insured Portfolio Loss Related Risk Factors

Some of the state, local and territorial governments and finance authorities that issue public finance obligations we insure are experiencing unprecedented fiscal stress that could result in increased credit losses or impairments on those obligations.

We have historically experienced low levels of defaults in our United States (“U.S.”) public finance insured portfolio, including during the financial crisis that began in mid-2007. Although the financial condition of many state, local and territorial governments and finance authorities that issue the obligations we insure has improved since the financial crisis, some issuers continue to report unprecedented fiscal stress that has required them to significantly raise taxes or cut spending in order to satisfy their obligations. In particular, certain jurisdictions have significantly underfunded pension liabilities which are placing additional stress on their finances and are particularly challenging to restructure either through negotiation or under Chapter 9 of the United States Bankruptcy Code. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, cut spending, or receive state or federal assistance, we may experience losses or impairments on those obligations, which could materially and adversely affect our business, financial condition and results of operations. This severe financial stress could result in more Chapter 9 proceedings in states where municipal issuers are permitted to seek bankruptcy protection. In these proceedings, which remain rare, the resolution of bondholder claims (and by extension those of bond insurers) remains uncertain and subject to further litigation in several pending cases. For example, the City of Detroit has filed a plan of adjustment proposing to treat unlimited tax general obligation bonds, including National insured bonds, as unsecured debt with no right to the specific voter-approved revenues that back the bonds. Bond insurers are litigating this treatment, arguing that bonds backed by property tax revenues issued for specific civic projects are secured by those revenues. Further, in the case of unlimited tax bonds, bondholders have noted that their issuance requires the affirmative vote of residents who thereby consent to be taxed on an unlimited basis to repay such debt. If the city prevails in the litigation challenging this treatment, it could result in significant impairments on those bonds and create a precedent for the treatment of other insured general obligation bonds in a Chapter 9 proceeding. While National intends to vigorously challenge this treatment, there can be no assurance that we will ultimately be successful.

MBIA Insurance Corporation insures certain transactions that continue to perform poorly, in particular RMBS transactions that include a substantial number of ineligible mortgage loans, and increased losses or a delay or failure in collecting expected recoveries may materially and adversely affect its financial condition and results of operations.

MBIA Insurance Corporation insures certain structured finance transactions that remain volatile and could result in additional losses, which could be substantial, including residential mortgage-backed securities (“RMBS”), asset-backed security (“ABS”) collateralized debt obligation (“CDOs”), commercial mortgage-backed securities (“CMBS”) pools and commercial real estate (“CRE”) transactions. Furthermore, MBIA Insurance Corporation has recorded expected recoveries on second-lien RMBS, and the timing and amount of those recoveries could change. Increased losses or a delay or failure in collecting expected recoveries may materially and adversely affect MBIA Insurance Corporation’s financial condition and results of operations.

With respect to RMBS transactions, MBIA Insurance Corporation continues to be exposed to risk of losses as a result of poor performance of ineligible loans included in its insured second-lien RMBS transactions, including transactions where it has reached settlements with the sellers/servicers but continues to insure the transactions. Losses in these transactions and in other transactions due to the inclusion of ineligible loans could continue. MBIA Insurance Corporation has also recorded significant loss reserves on its first-lien RMBS and ABS CDO exposures, and there can be no assurance that these reserves will be sufficient, in particular if the economy deteriorates.

With respect to insured credit default swap (“CDS”) contracts that are backed by structured CMBS pools and CRE CDOs, MBIA Insurance Corporation has experienced ratings erosion in the total CMBS collateral underlying its insured static pools. During 2013, MBIA Insurance Corporation paid claims on a CMBS pool transaction which experienced deterioration such that all of the deductible was eliminated, and we expect to experience additional claims on this transaction in the future. Ultimate loss rates on these transactions remain uncertain. It is possible that MBIA Insurance Corporation will experience severe losses or near-term liquidity needs on its insured commercial real estate transactions, in particular if the economy does not continue to improve, there is a new recession, increased delinquencies, higher levels of liquidations of delinquent loans, or higher severities of loss upon liquidation.

Item 1A. Risk Factors (continued)

MBIA Insurance Corporation has also recorded significant recoveries related to its second-lien RMBS losses, and there can be no assurance as to the timing or amount of collections. As of December 31, 2013, we recorded expected receipts of $681 million (on a present value basis) from excess spread (the difference between interest inflows on assets and interest outflows on liabilities) in our second-lien RMBS transactions, in reimbursement of our past and future expected claims. Of this amount, $647 million is included in “Insurance loss recoverable” and $34 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. The amount of excess spread depends on future interest rates, borrower refinancing and defaults. There can be no assurance that this recovery will be received in its entirety or in the expected timeframe. In addition, the Company is also pursuing claims related to ineligible loans securitized by Credit Suisse and included in a home equity mortgage trust securitization. The Company’s assessment of the ineligibility of individual mortgage loans has been challenged by Credit Suisse in litigation and there is no assurance that the Company’s determinations will prevail, or that the Company will be successful in collecting its estimated recoveries. The litigation may take several years to resolve, during which time we will be required to pay losses on the subject transaction.

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

Additionally, we use both internal models as well as models generated by third-party consultants and customized by us to project future paid claims on our insured portfolio and establish loss reserves. Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles to our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and loss and loss adjustment expense for our financial guarantee policies. There can be no assurance that the future loss projections based on these models are accurate.

Small changes in the assumptions underlying these estimates could significantly impact loss expectations. For example, our loss reserves are discounted to a net present value reflecting MBIA’s general obligation to pay claims over time and not on an accelerated basis. Risk-free rates are used to discount our loss reserves under accounting principles generally accepted in the U.S., and the yield-to-maturity of each insurer’s investment portfolio as of year-end is used to discount each insurer’s loss reserves under statutory accounting principles. Accordingly, changes in the risk-free rates or the yield in our insurers’ investment portfolios may materially impact loss reserves.

Economic conditions in the United States, the Eurozone and elsewhere may materially adversely affect our business and results of operations.

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

Item 1A. Risk Factors (continued)

While the U.S. economy has consistently grown since the fourth quarter of 2009 and many segments of the global capital markets have recovered from the financial crisis that began in the second half of 2007, markets have continued to experience periods of extreme volatility, and the performance of certain credits we insure, in particular RMBS, ABS CDOs and CMBS continue to perform poorly and negatively impact our results and financial condition. In addition, there is continued uncertainty in certain parts of the Eurozone. While we do not insure any direct European sovereign debt, our indirect European sovereign debt exposure totaled $8.0 billion as of December 31, 2013 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned entities that are supported by a sovereign state, region or department. Of the $8.0 billion of insured gross par outstanding, $688 million, $500 million, and $261 million related to Spain, Portugal, and Ireland, respectively. The remaining $6.6 billion related to the United Kingdom. A default by one or more sovereigns, or sovereign-related or sub-sovereign entities that rely on sovereign support, could have an adverse effect on our insured and investment portfolios. Moreover, budget deficits at all levels of government in the U.S., continued concerns over the availability and cost of credit for certain borrowers, austerity measures imposed by certain European governments and slowdowns in certain international economies have contributed to diminished expectations for certain parts of the global economy and certain markets going forward.

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

Financial modeling involves uncertainty over ultimate outcomes, which makes it difficult to estimate liquidity, potential paid claims, loss reserves and fair values.

The Company uses third-party and internal financial models to estimate liquidity, potential paid claims, loss reserves and fair values. We use internal financial models to conduct liquidity stress-scenario testing to ensure that we maintain cash and liquid securities in an amount in excess of all stress scenario payment requirements. These measurements are performed on a legal entity and operating segment basis. We also rely on financial models, generated internally and supplemented by models generated by third parties, to estimate factors relating to the highly complex securities we insure, including future credit performance of the underlying assets, and to evaluate structures, rights and our potential obligations over time. We also use internal models for ongoing portfolio monitoring and to estimate case basis loss reserves and, where applicable, to report our obligations under our contracts at fair value. We may supplement such models with third-party models or use third-party experts to consult with our internal modeling specialists. Both internal and external models are subject to model risk and there can be no assurance that these models are accurate or comprehensive in estimating our liquidity, potential future paid claims, related loss reserves and fair values or that they are similar to methodologies employed by our competitors, counterparties or other market participants. Estimates of our future paid claims, in particular, may materially impact our liquidity position. In addition, changes to our paid claims, loss reserve or fair value models have been made recently and may be warranted in the future. These changes could materially impact our financial results.

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

Item 1A. Risk Factors (continued)

Geopolitical conditions may adversely affect our business prospects and insured portfolio.

General global unrest, fraud, terrorism, catastrophic events, natural disasters, pandemics or similar events could disrupt the economy in the U.S. and the other countries where we have insured exposure or operate our businesses and could have a direct material adverse impact on certain industries and on general economic activity. Furthermore, in certain jurisdictions outside the U.S. we face higher risks of governmental intervention through nationalization or expropriation of assets, changes in regulation, an inability to enforce our rights in court or otherwise and corruption, which may cause us to incur losses on the assets we insure or reputational harm. The Company has exposure in certain sectors that could suffer increased delinquencies and defaults as a direct result of these types of events. Moreover, we are exposed to correlation risk as a result of the possibility that multiple credits will experience losses as a result of any such event or series of events, in particular exposures that are backed by revenues from business and personal travel, such as aircraft securitizations and bonds backed by hotel taxes and car rental fleet securitizations.

Capital, Liquidity and Market Related Risk Factors

Continuing elevated loss payments and delay or failure in realizing expected recoveries on insured RMBS transactions as well as certain other factors may materially and adversely affect MBIA Insurance Corporation’s ability to meet liquidity needs and could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding if it is not able to pay expected claims.

As an insurance company MBIA Insurance Corporation is particularly sensitive to the risk that it will not have sufficient resources to meet contractual payment obligations when due or to make settlement payments in order to terminate insured exposures to avoid losses. Management’s expected liquidity and capital forecasts for MBIA Insurance Corporation for 2014 reflect adequate resources to pay expected claims. However, there is risk to the liquidity forecast as the Company’s RMBS and remaining insured CMBS pools are potentially volatile. There are risks to the capital forecast due to those potential liabilities, potential volatility in the collection of excess spread and the remaining put-back recoverable, and potential volatility associated with remaining ABS CDO exposures. Further, the remaining insured portfolio, aside from these exposures, could deteriorate and result in loss reserves and claim payments, including claims on insured exposures that in some cases may require large bullet payments. While management believes MBIA Insurance Corporation will have adequate resources to pay expected claims, if it experiences higher than expected claims payments or is unable collect expected recoveries, it may ultimately have insufficient resources to continue paying claims, which could cause the New York State Department of Financial Services (“NYSDFS”) to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding. An MBIA Insurance Corporation rehabilitation or liquidation proceeding could accelerate certain of the Company’s other obligations and have other adverse consequences, such as the loss of control of MBIA Insurance Corporation and the imposition of unplanned expenses.

We are a holding company and rely to a significant degree on cash flow from our principal operating subsidiaries and access to third party capital. A disruption in the cash flow from our subsidiaries or an inability to access capital could adversely affect our business, operating results and financial condition and ultimately adversely affect liquidity.

As a holding company MBIA Inc. is largely dependent on dividends, payments under our tax sharing agreement and advances in the form of intercompany loans from our insurance companies to pay principal and interest on our indebtedness, make capital investments in our subsidiaries and pay dividends, to the extent payable, on our capital stock, among other items. We expect that for the foreseeable future National will be the predominant source of dividends and tax sharing agreement payments. National is subject to various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that it may pay to us. Under New York law, National and MBIA Insurance Corporation may generally pay stockholder dividends only out of statutory earned surplus and subject to additional limits. In addition, as a condition to the NYSDFS’ approval of the asset swap between MBIA Inc. and National, National is currently required to provide the NYSDFS with three months prior notice, or such shorter period as the NYSDFS may permit, of its intent to initiate cash dividends on shares of its common stock. MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends in the near term.

Item 1A. Risk Factors (continued)

We may also from time to time seek to raise capital from external sources. The Company’s access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including (i) the long-term debt ratings of the Company, (ii) expected dividends from our subsidiaries, (iii) the insurance financial strength ratings, financial condition and long-term business prospects of our insurance companies, (iv) the perceptions of the financial strength of our insurance companies and MBIA Inc. and (v) the outcome of our undertakings to collect excess spread and recoveries in connection with ineligible mortgage loans in our insured RMBS securitizations. Our debt ratings are influenced by numerous factors, either in absolute terms or relative to our peer group, such as financial leverage, balance sheet strength, capital structure and earnings trends. If we cannot obtain adequate capital on favorable terms or at all, our business, future growth, operating results and financial condition could be adversely affected.

To the extent that we are unable to access external capital, our insurance companies may not have sufficient liquidity to meet their obligations, will have less capacity to write business and may not be able to pay dividends to us without experiencing adverse rating agency action. Accordingly, our inability to maintain access to capital on favorable terms could have an adverse impact on our ability to pay losses and debt obligations, to pay dividends on our capital stock, to pay principal and interest on our indebtedness, to pay our operating expenses and to make capital investments in our subsidiaries. In addition, future capital raises for equity or equity-linked securities could also result in dilution to the Company’s shareholders. In addition, some securities that the Company could issue, such as preferred stock or securities issued by the Company’s operating subsidiaries, may have rights, preferences and privileges that are senior to those of its common shares.

We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial condition, and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of December 31, 2013 and 2012, the combined net debt of MBIA Inc.’s corporate segment and asset/liability products segment, which primarily comprised long-term debt, medium-term notes (“MTNs”), investment agreements and derivative liabilities net of cash and investments at amortized cost and a tax receivable from subsidiaries, totaled $1.1 billion and $1.2 billion, respectively. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its net debt over time from distributions from its operating subsidiaries or by raising third-party capital, although there can be no assurance that such factors will generate sufficient cash to satisfy its net debt. Our substantial indebtedness and other liabilities could have material consequences, including:

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

Item 1A. Risk Factors (continued)

Adverse developments in the credit markets may materially and adversely affect MBIA Inc.’s ability to post collateral and meet other liquidity needs.

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

Stressed credit market conditions could cause MBIA Inc. to have insufficient resources to cover collateral and other liquidity requirements. Management has identified certain actions to mitigate this risk. These contingent actions include: (1) accessing the capital markets, which may not be open to us on favorable terms, or at all; (2) additional sales of invested assets exposed to credit spread stress risk, which may occur at losses and increase the deficit of invested assets to liabilities; (3) termination and settlement of interest rate swap agreements; and (4) other available advances from subsidiaries. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk. In the event that we cannot implement the contingent actions identified above to raise liquidity, or eliminate the deficit, we may have insufficient assets to make all payments on our obligations as they come due, which could result in a default by MBIA Inc. on its obligations and the potential for MBIA Corp., as guarantor of the investment agreements and MBIA Global Funding, LLC MTNs, to be called upon to satisfy obligations on those instruments as they come due.

If our insurance companies fail to meet regulatory capital requirements they may become subject to regulatory action.

Our insurance companies are subject to various statutory and regulatory restrictions that require them to maintain qualifying investments to support their reserves and minimum surplus. Furthermore, our insurance companies may be restricted from making commutation or other payments if doing so would cause them to fail to meet such requirements, and the NYSDFS may impose other remedial actions on us as described further below to the extent the Company does not meet such requirements. While National and MBIA Insurance Corporation currently satisfy their statutory capital requirements, MBIA Corp. had a deficit of qualifying assets required to support its contingency reserves as of September 30, 2013. The deficit was caused by MBIA Corp.’s sale of liquid assets in order to make claim payments and the failure of certain RMBS sellers/servicers to honor their contractual obligations to repurchase ineligible mortgage loans from securitizations the Company insured. The deficit was reversed when MBIA Insurance Corporation sold its ResCap recovery, but may occur again in the future as it uses qualifying assets to make claims and commutation payments. Prior to September 30, 2012, MBIA Corp. released to surplus an aggregate of $1.1 billion of contingency reserves pursuant to approvals granted by the NYSDFS in accordance with the New York Insurance Law during 2011 and 2012. Absent these releases MBIA Corp. would have had deficits of qualifying assets to meet its contingency reserve requirements.

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

Credit derivatives are required to be reported at fair value, which subjects our results of operations to volatility and losses, and insured credit derivatives have certain risks that are not applicable to other types of financial guarantees.

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

Item 1A. Risk Factors (continued)

Current accounting standards mandate that we measure the fair value of our insurance policies of CDS. Market prices are generally available for traded securities and market standard CDS but are less available or precise for highly customized CDS. Most of the derivative contracts the Company insures are the latter as they are non-traded structured credit derivative transactions. Moreover, there can be no assurance that our counterparties’ (or any other market participants’) estimates would be the same as our fair values.

Finally, while the structured finance and international segment’s financial guarantee contracts and CDS contracts generally cannot be accelerated, thereby mitigating liquidity risk, in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS contracts, the insured CDS contracts may be subject to termination by the counterparty, triggering a claim for the fair value of the contract. In addition, credit derivative transactions are governed by International Swaps and Derivatives Association documentation and operate differently from financial guarantee insurance policies. For example, the Company’s control rights with respect to a reference obligation under a credit derivative may be more limited than when it issues a financial guarantee insurance policy on a direct primary basis or otherwise.

Strategic Plan Related Risk Factors

An inability to achieve and maintain high stable insurer financial strength ratings for National or to generate investor demand for our financial guarantees may adversely affect our results of operations and business prospects.

National is seeking rating upgrades from the rating agencies and believes its current ratings do not fully represent the financial strength of National when compared with other companies in its industry. There is no assurance that we will be able to achieve or maintain our target ratings, and the timing of any rating upgrades is uncertain. Many requirements imposed by the rating agencies in order for our insurance companies to achieve and maintain high insurer financial strength ratings are outside of our control, and such requirements may necessitate that we raise additional capital or take other remedial actions in a relatively short time frame in order to achieve or maintain the ratings necessary to attract new business and compete with other financial guarantee insurers and could make the conduct of the business uneconomical. Our inability to raise capital on favorable terms could therefore materially adversely affect our business prospects. Furthermore, no assurance can be given that we will successfully comply with rating agency requirements, that these requirements or the related models and methodologies will not change or that, even if we comply with these requirements, one or more rating agency will not lower or withdraw its financial strength ratings with respect to any of our insurance companies.

In addition, no assurance can be given that investor demand for our guarantees will increase regardless of our ratings. Finally, our inability to come into compliance with the rating agency and regulatory single risk limits that National exceeds may also prevent us from writing future new business in the categories of risks that were exceeded, in the case of the regulatory limits, or result in an inability to achieve or maintain our desired ratings, in the case of rating agency limits, and may adversely affect our business prospects, and our failure to come into compliance with these guidelines and rules increases the risk of experiencing a large single loss or series of losses.

Future demand for financial guarantee insurance depends on market and other factors that we do not control.

Under our business plan, we expect National to write new business in the municipal bond insurance market once it achieves higher ratings. The demand for municipal financial guarantee insurance depends upon many factors, some of which are beyond the control of the Company. Our ability to attract and compete for financial guarantee business in the municipal market is largely dependent on the financial strength ratings assigned to National by one or more of the major rating agencies. It is also affected by the overall amount of new municipal bonds issued as well as level of interest rates and the spread between insured and uninsured bonds. In addition, the perceived financial strength of other financial guarantee insurers also affects demand for financial guarantee insurance. The impact of the financial crisis on certain participants in the financial guarantee industry may have eroded investors’ confidence in the benefits of bond insurance. We do not expect the demand for municipal financial guarantee insurance to regain its former levels in the near term, if ever.

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

Our financial guarantee insurers face competition from other financial guarantee insurance companies and other forms of credit enhancement, including senior-subordinated structures, credit derivatives, letters of credit and guarantees (for example, mortgage guarantees where pools of mortgage loans secure debt service payments) provided by banks and other financial institutions. We have observed increased competition for business among the active financial guarantors, and opportunities to write new business with attractive returns may be limited. Increased competition, either in terms of price, alternative structures, or the emergence of new providers of credit enhancement, could have an adverse effect on our insurance companies’ business prospects.

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

In addition, future legislative, regulatory or judicial changes could adversely affect National’s ability to pursue business, materially impacting our financial results. Since 2009, both the NYSDFS and the New York legislature have proposed enhanced regulation of financial guarantee insurers which would impose limits on the manner and amount of business written by the Company. On the U.S. federal level, we could become subject to federal oversight or enhanced capital requirements, including if we are deemed “systemically important” under the Dodd-Frank Reform and Consumer Protection Act (the “Dodd-Frank Act”).

Item 1A. Risk Factors (continued)

While it is not possible to predict if new laws, regulations or interpretations will be enacted or the impact they would have, any changes to such laws and regulations or the NYSDFS’ interpretation thereof could subject us to further restrictions on the type of business that it is authorized to insure, especially in the structured finance area. Any such restrictions could have a material effect on the amount of premiums that we earn in the future. Additionally, any changes to such laws and regulations could subject our insurance companies to increase reserving and capital requirements or more stringent regulation generally, which could materially adversely affect our financial condition, results of operations and future business. Finally, changes to accounting standards and regulations may require modifications to our accounting methodology, both prospectively and for prior periods; and such changes could have an adverse impact on our reported financial results and/or make it more difficult for investors to understand the economics of our business, and may thus influence the types or volume of business that we may choose to pursue.

Developments in the regulation of derivatives may create additional burdens on the Company.

In July of 2010, the Dodd-Frank Act was signed into law for the purpose of enacting broad financial industry regulatory reform, including by enhancing regulation of the over-the-counter derivatives markets. Among other reforms, the Dodd-Frank Act requires “swap dealers” and “major swap participants” to register with either or both of the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (“SEC”), and to be subject to enhanced regulation, including capital requirements. The CFTC and SEC have promulgated rules to implement this enhanced regulatory framework, including final rules that require the Company to include its legacy insured derivatives in tests used to determine whether it is a major swap participant. MBIA Insurance Corporation registered with the CFTC as a major swap participant and on an ongoing basis is required to comply with the CFTC’s business conduct rules as applied to portfolios in place prior to the enactment of the Dodd-Frank Act. As further rules are enacted, we expect to seek exemptions from certain of the rules that we do not believe we will be able to comply with, including capital requirements. Because the CFTC has not yet issued final rules establishing capital requirements for major swap participants, the ultimate impact of such requirements on MBIA Insurance Corporation is not yet clear. However, to the extent that MBIA Insurance Corporation becomes subject to significant additional capital requirements, it is unlikely that MBIA Insurance Corporation will be able to meet those standards.

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

As further set forth in “Note 21: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K, the Company is named as a defendant in certain litigations. In the ordinary course of business, the Company and its subsidiaries may be defendants in or parties to pending and threatened legal actions and proceedings brought on behalf of various classes of claimants, including counterparties in various transactions. Although the Company intends to vigorously defend against the aforementioned actions and against other potential actions, an adverse ultimate outcome in these actions could result in a loss and have a material adverse effect on our reputation, business, results of operations or financial condition.

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

Item 2. Properties

A wholly-owned subsidiary of National owns the office building in Armonk, New York, in which the Company, National, MBIA Corp., Cutwater and Optinuity have their headquarters. The Company also leases office space in New York, New York; San Francisco, California; Paris, France; Mexico City, Mexico; and London, England. Cutwater leases office space in Denver, Colorado. The Company is seeking to sell its headquarters property and relocate in order to reduce operating costs, but otherwise generally believes that these facilities are adequate and suitable for its current needs.

Item 3. Legal Proceedings

For a discussion of the Company’s litigation and related matters, see “Note 21: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8. In the normal course of operating its businesses, MBIA Inc. may be involved in various legal proceedings. As a courtesy, the Company posts on its website under the section “Legal Proceedings,” selected information and documents in reference to selected legal proceedings in which the Company is the plaintiff or the defendant. The Company will not necessarily post all documents for each proceeding and undertakes no obligation to revise or update them to reflect changes in events or expectations. The complete official court docket can be publicly accessed by contacting the clerk’s office of the respective court where each litigation is pending.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 21, 2014 there were 713 shareholders of record of the Company’s common stock. The Company did not pay cash dividends on its common stock during 2013 or 2012. For information on the ability for certain subsidiaries of the Company to transfer funds to the Company in the form of cash dividends or otherwise, see “Item 1. Business—Insurance Regulation” in this annual report.

The high and low sales stock prices with respect to the Company’s common stock for the last two years are presented below:

	2013		2012
	Stock Price		Stock Price
Quarter Ended	High	Low	High	Low
March 31	$13.70	$7.79	$13.50	$9.26
June 30	16.15	8.73	10.83	8.04
September 30	14.10	10.16	12.00	8.67
December 31	13.20	9.58	11.16	6.78

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program.

Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to support our liquidity and maintain the claims-paying ratings of MBIA Corp. and National as well as other business needs. As of December 31, 2013, the Company repurchased 56.7 million shares under the program at an average price of $17.24 per share and $23 million remained available under the $1 billion share buyback program.

The table below presents repurchases made by the Company in each month during the fourth quarter of 2013. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III for a further discussion of securities authorized for issuance under long-term incentive plans.

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)(2)
October	12,870	$10.62	—	$23
November	3,029	12.63	—	23
December	3,451	12.15	—	23

(1)—15,120 shares were repurchased by the Company in open market transactions for settling awards under the Company’s long-term incentive plans and 4,230 shares were purchased in open market transactions as an investment in the Company’s non-qualified deferred compensation plan.

(2)—On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program.

As of December 31, 2013, 277,812,430 shares of Common Stock of the Company, par value $1 per share, were issued and 192,249,884 shares were outstanding.

Stock Performance Graph The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Index (“S&P 500 Index”) and the S&P 500 Financials Sector Index (“S&P Financials Index”) for the last five fiscal years. The graph assumes a $100 investment at the closing price on December 31, 2008 and reinvestment of dividends in the security/index on the respective dividend payment dates without commissions. This graph does not forecast future performance of our common stock.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

	2008	2009	2010	2011	2012	2013
MBIA Inc. Common Stock	100.00	97.79	294.59	284.77	192.87	293.37
S&P 500 Index	100.00	126.45	145.49	148.55	172.30	228.09
S&P Financials Index	100.00	117.15	131.36	108.95	140.26	190.18

Source: Bloomberg Finance L.P.

Item 6. Selected Financial Data

In millions except per share amounts	2013	2012	2011		2010	2009
Summary Statement of Operations Data:
Premiums earned	$457	$605	$605		$594	$746
Net investment income	166	214	383		457	568
Net change in fair value of insured derivatives	232	1,464	(2,812)		(769)	1,484
Net gains (losses) on financial instruments at fair value and foreign exchange	69	55	(99)		88	225
Net investment losses related to other-than- temporary impairments	—	(105)	(101)		(64)	(361)
Revenues of consolidated variable interest entities	233	134	392		364	(19)
Total revenues	1,209	2,435	(1,557)		894	2,954
Losses and loss adjustment	117	50	(80)		232	864
Operating	338	381	308		290	315
Interest	236	284	300		325	374
Expenses of consolidated variable interest entities	56	72	91		83	102
Total expenses	793	837	682		989	1,737
Income (loss) before income taxes	416	1,598	(2,239)		(95)	1,217
Net income (loss)	250	1,234	(1,319)		53	634
Net income (loss) available to common shareholders	250	1,234	(1,319)		53	623
Net income (loss) per common share:
Basic	$1.30	$6.36	$(6.85)	(1)	$0.26	$2.99
Diluted	$1.29	$6.33	$(6.85)	(1)	$0.26	$2.99
Summary Balance Sheet Data:
Fixed-maturity investments	$5,615	$5,172	$7,015		$9,669	$9,888
Short-term investments	1,204	669	1,571		2,070	2,688
Other investments	16	21	107		188	255
Derivative assets	4	4	2		4	866
Total assets of consolidated variable interest entities	5,592	8,334	10,893		14,138	4,312
Total assets	16,953	21,724	26,873		32,279	25,701
Unearned premium revenue	2,441	2,938	3,515		4,145	4,955
Loss and loss adjustment expense reserves	641	853	836		1,129	1,580
Investment agreements	700	944	1,578		2,005	2,726
Medium-term notes	1,427	1,598	1,656		1,740	2,285
Long-term debt	1,702	1,732	1,910		1,924	2,298
Derivative liabilities	1,152	2,934	5,164		4,617	4,594
Total liabilities of consolidated variable interest entities	5,297	7,286	9,883		13,055	3,640
Total equity	3,299	3,194	1,723		2,846	2,607
Book value per share	$17.05	$16.22	$8.80		$14.18	$12.66
Insurance Statistical Data:
Debt service outstanding	$554,296	$679,074	$840,078		$1,025,031	$1,166,193
Gross par amount outstanding	357,246	449,487	551,721		672,878	767,232

(1)—Amounts were revised. Refer to “Note 17: Earnings Per Share” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K for additional information.

Item 6. Selected Financial Data (continued)

Quarterly Financial Information (unaudited):

	2013
In millions except per share amounts	First	Second		Third		Fourth	Full Year(2)
Premiums earned	$120	$124		$104		$109	$457
Net investment income	38	38		42		48	166
Net change in fair value of insured derivatives	(61)	(182)		257		218	232
Net gains (losses) on financial instruments at fair value and foreign exchange	63	(6)		5		7	69
Revenues of consolidated variable interest entities	49	93		30		61	233
Total revenues	219	112		420		458	1,209
Losses and loss adjustment	(194)	188		98		25	117
Operating	106	103		71		58	338
Interest	60	60		59		57	236
Expenses of consolidated variable interest entities	16	14		12		14	56
Total expenses	4	376		249		164	793
Income (loss) before income taxes	215	(264)		171		294	416
Net income (loss)	164	(178)		132		132	250
Net income (loss) per common share:
Basic	$0.84	$(0.94)	(1)	$0.68		$0.69	$1.30
Diluted	$0.84	$(0.94)	(1)	$0.52	(1)	$0.68	$1.29

(1)—Amounts were revised. Refer to “Note: 17 Earnings Per Share” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K for additional information.

(2)—May not cross-foot due to rounding.

	2012
In millions except per share amounts	First	Second	Third	Fourth	Full Year(1)
Premiums earned	$137	$171	$155	$142	$605
Net investment income	62	60	50	42	214
Net change in fair value of insured derivatives	299	775	(21)	411	1,464
Net gains (losses) on financial instruments at fair value and foreign exchange	(19)	(6)	7	73	55
Net investment losses related to other-than-temporary impairments	(94)	(3)	(8)	—	(105)
Revenues of consolidated variable interest entities	(10)	16	77	51	134
Total revenues	383	1,039	281	732	2,435
Losses and loss adjustment	97	62	171	(280)	50
Operating	158	78	72	73	381
Interest	73	71	69	71	284
Expenses of consolidated variable interest entities	21	18	18	15	72
Total expenses	362	244	338	(107)	837
Income (loss) before income taxes	21	795	(57)	839	1,598
Net income (loss)	10	581	7	636	1,234
Net income (loss) per common share:
Basic	$0.05	$2.99	$0.04	$3.27	$6.36
Diluted	$0.05	$2.98	$0.04	$3.26	$6.33

(1)—May not cross-foot due to rounding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

MBIA Inc. (“MBIA”, the “Company”, “we”, “us”, or “our”) operates one of the largest financial guarantee insurance businesses in the industry and is a provider of asset management and advisory services. These activities are managed through three business segments: United States (“U.S.”) public finance insurance; structured finance and international insurance; and advisory services. Our U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation (together with its subsidiaries, “National”), our structured finance and international insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and our asset management and advisory services business is primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). We also manage certain business activities through our corporate, asset/liability products, and conduit segments. Our corporate segment includes revenues and expenses that arise from general corporate activities. Funding programs managed through our asset/liability products and conduit segments are in wind-down.

EXECUTIVE OVERVIEW

National

Our primary strategies are to provide ongoing surveillance to our existing insured portfolio and to write new U.S. public finance business through National. National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by major rating agencies. During 2013, we achieved several strategic initiatives that support the objective of writing new business. In May of 2013, MBIA Inc., together with its subsidiaries MBIA Corp. and National, entered into a comprehensive settlement agreement and related agreements (the “BofA Settlement Agreement”) with Bank of America Corporation and certain of its subsidiaries (collectively, “Bank of America”) and entered into an agreement with Societe Generale. As a result of the BofA Settlement Agreement and the Societe Generale settlement, Standard & Poor’s Financial Services LLC (“S&P”) upgraded National’s rating to A with a stable outlook. Also, Moody’s Investors Service, Inc. (“Moody’s”) upgraded National’s rating to Baa1 with a positive outlook. On February 14, 2014, Moody’s reaffirmed National’s Baa1 rating with a positive outlook. We believe National’s financial strength and competitive position merit higher stable ratings. The absence of higher ratings from S&P and Moody’s has adversely impacted our ability to write new insurance business. We are seeking higher stable ratings for National that would be necessary to support writing new business in accordance with our business plan, but there is no assurance that we will be able to achieve such ratings and the timing of such rating upgrades is uncertain. We continue to consider obtaining ratings from additional rating agencies.

As a result of the BofA Settlement Agreement and the repayment of MBIA Insurance Corporation’s secured loan from National (the “National Secured Loan”), we believe National is better positioned to attract new business in the municipal market. National is the largest U.S. municipal-only bond insurer in the financial guarantee industry, it maintains underwriting criteria for most municipal risk types, and expects opportunities for new business across the spectrum of municipal sectors. We expect that the majority of its new business will be in the general obligation, tax-backed and revenue bond sectors. The Company also believes there are significant amounts of insurable bonds that have been issued on an unwrapped basis in recent years, which the Company believes meet its underwriting criteria and present attractive secondary market opportunities.

National seeks to generate shareholder value through appropriate risk adjusted pricing; however, current market conditions and the competitive landscape may limit National’s new business opportunities and its ability to price and underwrite risk with attractive returns. An increase in interest rates and issuances of new municipal debt in 2014 would present new business opportunities for National in the U.S. public finance market.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

While our U.S. public finance insured portfolio in National continued to perform satisfactorily on the whole, we did experience increased stress in this portfolio, as a portion of the obligations that we insure were issued by some of the state and local governments and territories that remain under extreme financial and budgetary stress. In addition, some of these local governments have filed for protection under Chapter 9 of the United States Bankruptcy Code or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of our insured transactions. We continue to monitor and analyze these situations very closely, and the overall extent and duration of this stress is uncertain. For example, in the City of Detroit, Michigan’s bankruptcy proceeding, the City of Detroit has filed a plan of adjustment proposing to treat unlimited tax general obligation bonds, including National insured bonds, as unsecured debt with no right to the specific voter-approved revenues that back the bonds. Bond insurers are litigating this treatment, arguing that bonds backed by property tax revenues issued for specific civic projects are secured by those revenues. National also has exposure to the Commonwealth of Puerto Rico and certain of its instrumentalities in the territory (“Puerto Rico”). Puerto Rico is experiencing fiscal stress, however it has taken pro-active actions to address its significant economic challenges. We are continuing to monitor the situation closely, and, at this time, we do not expect a default by Puerto Rico. Refer to the “U.S. Public Finance Insurance Selected Portfolio Exposures” section for additional information on our Puerto Rico exposures.

National’s insurance policy protects policyholders from potential defaults and guarantees payment of scheduled principal and interest. We believe the increase in municipal stress will increase the demand for National’s insurance product.

MBIA Inc. Liquidity

As of December 31, 2013 and 2012, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $359 million and $239 million, respectively. MBIA Inc.’s liquidity position has substantially improved since 2012 due to the dividend of $214 million declared and paid by National and the release of $115 million from an escrow account under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”). Subsequent to December 31, 2013, an additional $160 million was released to MBIA Inc. from the Tax Escrow Account. In addition, during 2013, we received or repurchased $328 million of debt issued by MBIA Inc. or its subsidiary MBIA Global Funding, LLC (“GFL”), as our strategy is to bring our leverage down using cash generated from operations. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its debt obligations and its general corporate needs over time from expected subsidiary dividends, additional anticipated releases from the Tax Escrow Account or by raising third-party capital. Refer to the “Liquidity—MBIA Inc. Liquidity” section for additional information on MBIA Inc.’s liquidity position.

Operating Cost Reductions

In order to better position the Company for future business opportunities, in the third quarter of 2013, we initiated cost reduction measures focused on our legal, consulting, staffing and head office occupancy costs. As a result, expenses for net compensation costs related to staff reductions totaled $18 million. These expenses are included in “Operating expenses” on our consolidated statement of operations for the year ended December 31, 2013. These staff reductions reduced our worldwide headcount by approximately 21% compared with our headcount as of June 30, 2013. We estimate that our staff reductions will result in annualized future savings of approximately $24 million, which may be offset by any future staff increases and increases in compensation. In addition, in connection with the anticipated sale of the office used in our operations, we recorded an impairment charge of $29 million on our Armonk, New York facility. This impairment charge is reflected in the results of our U.S. public finance insurance segment and is included in “Other net realized gains (losses)” on our consolidated statement of operations for the year ended December 31, 2013.

In addition to costs related to staffing and occupancy, during 2013, we incurred total expenses of approximately $97 million related to settlement, consulting and legal expenses associated with the resolution of litigation matters and settlements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

MBIA Corp.

During 2013, the Company continued to execute its strategy to mitigate MBIA Corp.’s high risk insurance exposures, primarily through the commutation of insurance policies, and improve the liquidity position of MBIA Corp. During 2013, MBIA Corp. commuted $20.0 billion of gross par exposure, primarily comprising structured commercial mortgage-backed securities (“CMBS”) pools, investment grade collateralized debt obligations (“CDOs”), asset-backed securities (“ABS”) CDOs, first-lien residential mortgage-backed securities (“RMBS”), high yield corporate CDOs, commercial real estate (“CRE”) CDOs and structured insurance securities, including $7.4 billion and $4.2 billion of gross insured exposure commuted with Bank of America and Societe Generale, respectively. Subsequent to December 31, 2013, MBIA Corp. commuted an additional $3.0 billion of gross insured exposure comprising structured CMBS pools in which the reference CMBS were originally rated single-A. The cost of the commutation in excess of the statutory loss reserves on the policies as of September 30, 2013 is reflected in MBIA Corp.’s statutory accounts as of December 31, 2013. The cost reflected in the statutory financial statements includes a fixed cash payment and the recognition of a contingent value that could be delivered in the future. Under accounting principles generally accepted in the United States of America (“GAAP”), the commuted policies are accounted for as derivatives and carried at their fair values as of December 31, 2013. The fair values of the Company’s derivative liabilities for the commuted policies as of December 31, 2013 exceeded the cost of the commutation. The difference between the fair values of the Company’s derivative liabilities for the commuted policies and the estimated/projected aggregate cost of the commutation will be reflected in earnings in the first quarter of 2014, the period in which the commutation occurred. In connection with this commutation, on February 14, 2014, Moody’s placed the current rating of MBIA Insurance Corporation, B3 with a positive outlook, on review for upgrade. We continue to evaluate opportunities to commute additional high risk insurance exposures, although our ability to commute is limited by available liquidity.

Other significant actions, occurring during 2013, included the following:

•	In May of 2013, the Company executed the BofA Settlement Agreement which resulted in MBIA Corp. repaying the remaining balance and accrued interest on the National Secured Loan. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a discussion of the BofA Settlement Agreement.

•	In December of 2013, MBIA Insurance Corporation sold its claims and certain related rights (the “Claims”), as an unsecured creditor, against the bankruptcy estates of Residential Funding Company, LLC, GMAC Mortgage LLC and Residential Capital LLC and certain related entities (collectively, “ResCap”) for an amount that modestly exceeded the recoveries recorded in respect of the Claims on MBIA Corp.’s balance sheet as of September 30, 2013. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a further discussion of ResCap.

•	In May of 2013, the Company entered into an agreement with Societe Generale pursuant to which MBIA commuted insured exposure comprising ABS CDOs, structured CMBS pools and CRE CDOs. As of result of the BofA Settlement Agreement and the Societe Generale settlement, all litigation brought originally by the group of eighteen domestic and international financial institutions, relating to the establishment of National, has been resolved.

•	During 2013, MBIA Corp’s liquidity position has been substantially strengthened as a result of the BofA Settlement Agreement and the sale of the ResCap Claims. MBIA Corp. continues to manage liquidity risk and satisfy all contractual payment obligations. Our expected liquidity and capital forecasts for MBIA Corp. and projected collections of excess spread and the remaining put-back recoverable reflect more than adequate resources to pay expected claims. However, there are risks to these forecasts, as the amount and timing of potential claims from our remaining insured CMBS pools and RMBS exposures are potentially volatile, as are the projected collections of excess spread and the remaining put-back recoverable. If MBIA Corp. experiences higher than expected claim payments or is unable to commute the remaining insurance exposures that represent substantial risk to the Company, MBIA Corp. may ultimately have insufficient resources to continue to pay claims, which could cause the New York State Department of Financial Services (“NYSDFS”) to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding. Refer to the “Liquidity—MBIA Corp. Liquidity” section for additional information on MBIA Corp.’s liquidity position.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

Economic and Financial Market Trends

The U.S. economy steadily improved during 2013 aided by stabilization in the housing and automobile sectors. In addition, the unemployment rate dropped in the fourth quarter of 2013 to its lowest level in five years. On the heels of these improving signs in the U.S. economy, in January of 2014 the Federal Reserve began tapering their quantitative easing programs and reaffirmed their intention to keep short-term interest rates low. Information concerning our interest rate sensitivity appears in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” The continued improvement in the labor market should help to increase personal incomes, and the passing of the federal budget and extension of the debt ceiling by Congress should reduce both the possibility of a government shutdown and any default of its debt until 2015. However, the ultimate outcome on the continued implementation of the Affordable Care Act will add uncertainty to the business and consumer segments of our economy. We believe confidence in the U.S. economy should continue to expand in 2014, however, sustained job growth and resolution of fiscal policies in Washington are paramount to a complete recovery. While Europe continues to display signs of recovering from its recession and enters 2014 with more positive sentiment than a year ago, such signs are still inconclusive and unemployment rates there are still high. Prolonged debt and budget issues and related austerity programs suggest that it may be some time before Europe shows sustained growth and a robust recovery. MBIA’s business outlook should be viewed against this backdrop since these are some of the key economic conditions which, together with the volatility of gains and losses on our insured credit derivatives, significantly impact our financial results.

Financial Highlights

Our financial results, prepared in accordance with GAAP, have been extremely volatile since the fourth quarter of 2007 primarily as a result of unrealized gains and losses from fair valuing our insured credit derivatives, as well as a result of insured losses and recoveries on second-lien RMBS. While we do not believe that the volatility caused by the unrealized gains and losses on our insured derivatives reflects the underlying economics of our business, we expect that our reported financial results will remain volatile during 2014 as a result of actual and perceived future performance of our insured credit derivatives and the perception of MBIA’s credit risk. Our economic performance may also be volatile depending on changes in our loss estimates based on changes in macroeconomic conditions in the U.S. and abroad and deviations in collateral performance from our expectations.

For the year ended December 31, 2013, we recorded consolidated net income of $250 million, or $1.29 per diluted share, compared with consolidated net income of $1.2 billion, or $6.33 per diluted share, for 2012 and a consolidated net loss of $1.3 billion, or $6.85 per diluted share, for 2011.

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

For the year ended December 31, 2013, consolidated adjusted pre-tax loss was $452 million compared with adjusted pre-tax losses of $708 million and $497 million for 2012 and 2011, respectively.

Our consolidated shareholders’ equity increased slightly to $3.3 billion as of December 31, 2013 compared with $3.2 billion as of December 31, 2012. Our consolidated book value per share as of December 31, 2013 was $17.05 compared with $16.22 as of December 31, 2012.

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

As of December 31, 2013, ABV per share was $27.78, down from $30.68 as of December 31, 2012.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

The following table presents the fair values of assets and liabilities measured and reported at fair value on a recurring basis on our consolidated balance sheets that are classified as Level 3 within the fair value hierarchy as of December 31, 2013 and 2012:

	As of December 31,
In millions	2013	2012
Investments:
State and municipal bonds	$19	$103
Foreign governments	12	3
Corporate obligations	48	76
Mortgage-backed securities:
Residential mortgage-backed non-agency	6	4
Commercial mortgage-backed	14	28
Asset-backed securities:
Collateralized debt obligations	82	31
Other asset-backed	58	26
Perpetual debt and equity securities	11	14
Derivative assets:
Interest rate derivatives	—	5
Assets of consolidated VIEs:
Corporate obligations	48	78
Mortgage-backed securities:
Residential mortgage-backed non-agency	4	6
Commercial mortgage-backed	3	7
Asset-backed securities:
Collateralized debt obligations	22	125
Other asset-backed	54	64
Loans receivable	1,612	1,881
Loan repurchase commitments	359	1,086

Total Level 3 assets at fair value	$2,352	$3,537

Medium-term notes	$203	$165
Derivative liabilities:
Credit derivatives	1,147	2,921
Interest rate derivatives	—	4
Currency derivatives	—	1
Liabilities of consolidated VIEs:
Variable interest entity notes	940	1,932
Derivative liabilities:
Currency derivatives	11	21

Total Level 3 liabilities at fair value	$2,301	$5,044

Level 3 assets represented approximately 22% and 29% of total assets measured at fair value on a recurring basis as of December 31, 2013 and 2012, respectively. Level 3 liabilities represented approximately 61% and 73% of total liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

The following table presents the fair values of assets and liabilities that are disclosed at fair value but not reported at fair value on our consolidated balance sheets that are classified as Level 3 within the fair value hierarchy as of December 31, 2013 and 2012:

	As of December 31,
In millions	2013	2012
Assets:
Other investments	$4	$9
Assets of consolidated VIEs:
Investments held-to-maturity	2,651	2,674

Total Level 3 assets disclosed but not reported at fair value	$2,655	$2,683

Liabilities:
Investment agreements	$814	$1,175
Medium-term notes	927	860
Liabilities of consolidated VIEs:
Variable interest entity notes	2,751	3,147

Total Level 3 liabilities disclosed but not reported at fair value	$4,492	$5,182

Deferred Income Taxes

Deferred income taxes are recorded with respect to the temporary differences between the tax bases of assets and liabilities and the reported amounts in our consolidated financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled. Our temporary differences relate principally to premium revenue recognition, deferred acquisition costs, unrealized gains or losses on investments and insured derivatives, asset impairments, deferred cancellation of indebtedness income, and net operating losses.

Valuation allowances are established to reduce deferred tax assets to an amount that more likely than not will be realized. Changes in the amount of a valuation allowance are reflected within our provision for income taxes in our consolidated statements of operations. Determining whether to establish a valuation allowance and, if so, the amount of the valuation allowance requires management to exercise judgment and make assumptions regarding whether such tax benefits will be realized in future periods. All evidence, both positive and negative, needs to be identified and considered in making this determination. Future realization of the existing deferred tax asset ultimately depends on management’s estimate of the future profitability and existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gain) within the carryforward period available under the tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established. As of December 31, 2013, the Company’s valuation allowance was $93 million and relates to impairments of certain assets also characterized as capital losses. As of December 31, 2012, the Company’s valuation allowance was $146 million and relates to realized losses on sales of investments being carried forward as capital losses and impairments of certain assets also characterized as capital losses. Capital losses may only be offset by capital gains and any capital loss not utilized in the year generated can only be carried forward five years. The change in the valuation allowance for the year ended December 31, 2013 was primarily due to the generation of capital gain income against which the 2012 capital loss carryforward was utilized.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
In millions except for per share amounts	2013	2012	2011
Total revenues (losses)	$1,209	$2,435	$(1,557)
Total expenses	793	837	682

Pre-tax income (loss)	416	1,598	(2,239)
Provision (benefit) for income taxes	166	364	(920)

Net income (loss)	$250	$1,234	$(1,319)

Net income (loss) per common share:
Basic	$1.30	$6.36	$(6.85)
Diluted	$1.29	$6.33	$(6.85)

For the year ended December 31, 2013, we recorded consolidated net income of $250 million, or $1.29 per diluted common share, compared with consolidated net income of $1.2 billion, or $6.33 per diluted common share, for 2012. Weighted average diluted common shares outstanding totaled 190 million for the years ended December 31, 2013 and 2012. Consolidated total revenues for the year ended December 31, 2013 included $232 million of net gains on insured derivatives compared with $1.5 billion of net gains for 2012. The net gains on insured derivatives in 2013 were principally the result of changes in the weighted average life on transactions, commuting derivative liabilities at prices below their fair vales and favorable changes in spreads and pricing on collateral, partially offset by the effects of MBIA Corp.’s nonperformance risk on its derivative liabilities. The net gains on insured derivatives in 2012 were principally associated with the effects of MBIA Corp.’s nonperformance risk on its derivative liabilities, commuting derivative liabilities at prices below their fair values and the result of favorable movements in spreads and pricing on collateral. Consolidated total expenses for the year ended December 31, 2013 included $117 million of net insurance loss and LAE compared with $50 million for 2012. The increase in net insurance loss and LAE in 2013 when compared with 2012 was principally related to increases in losses related to certain U.S. public finance transactions. In addition, consolidated total expenses for 2013 included approximately $97 million related to settlement, consulting and legal expenses associated with the resolution of litigation matters and settlements.

For the year ended December 31, 2012, we recorded consolidated net income of $1.2 billion, or $6.33 per diluted common share, compared with a consolidated net loss of $1.3 billion, or $6.85 per diluted common share, for 2011. Weighted average diluted common shares outstanding totaled 190 million and 193 million for the years ended December 31, 2012 and 2011, respectively. Consolidated total revenues for the year ended December 31, 2012 included $1.5 billion of net gains on insured derivatives compared with $2.8 billion of net losses for 2011. The net gains on insured derivatives in 2012 were principally associated with the effects of MBIA Corp.’s nonperformance risk on its derivative liabilities, commuting derivative liabilities at prices below their fair values and the result of favorable movements in spreads and pricing on collateral. The net losses on insured derivatives in 2011 principally resulted from favorable changes in the market perception of MBIA Corp.’s nonperformance risk on its derivative liabilities, reduced collateral pricing and collateral erosion, partially offset by commuting derivative liabilities at prices below their fair values. Consolidated total expenses for the year ended December 31, 2012 included $50 million of net insurance loss and LAE compared with a benefit of $80 million for 2011. The net insurance loss and LAE in 2012 and benefit in 2011 were principally related to our insured RMBS and CMBS exposures.

Included in our consolidated net income for the year ended December 31, 2013 was $177 million of income before income taxes related to consolidated VIEs, after the elimination of intercompany revenues and expenses, compared with income before income taxes of $62 million and $301 million for 2012 and 2011, respectively. The net effect of consolidated VIEs on our financial results will vary over time as VIEs are consolidated or deconsolidated by the Company, and as the values of consolidated VIE assets and liabilities change.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

European Sovereign Debt Exposure

Uncertainties regarding the European sovereign debt crisis have affected the global economy. Outside the U.S., financial guarantee insurance has been used by issuers of sovereign-related and sub-sovereign bonds, structured finance securities, utility debt and financing for public purpose projects, among others. MBIA does not insure any direct European sovereign debt. However, we do insure both structured finance and public finance obligations in select international markets. MBIA’s indirect European sovereign insured debt exposure totaled $8.0 billion as of December 31, 2013 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned entities that are supported by a sovereign state, region or department. Of the $8.0 billion of insured gross par outstanding, $688 million, $500 million, and $261 million related to Spain, Portugal, and Ireland, respectively. The remaining $6.6 billion related to the U.K. We closely monitor our existing insured European portfolios on an ongoing basis. We consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. We also monitor local accounting, regulatory and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. A default by one or more sovereign issuers could have an adverse effect on our insured debt exposures. The Company has an immaterial amount of direct and indirect European sovereign debt holdings included in its investment portfolios.

Adjusted Pre-Tax Income

In addition to our results prepared in accordance with GAAP, we also analyze the operating performance of the Company using adjusted pre-tax income (loss), a non-GAAP measure. We believe adjusted pre-tax income (loss), as used by management, is useful for an understanding of the results of operations of the Company. Adjusted pre-tax income (loss) is not a substitute for pre-tax income (loss) determined in accordance with GAAP, and our definition of adjusted pre-tax income (loss) may differ from that used by other companies.

For the year ended December 31, 2013, our consolidated adjusted pre-tax loss decreased when compared with 2012 primarily as a result of decreases in impairments on insured credit derivatives and insurance losses and LAE, and the absence of net investment losses related to other-than-temporary impairments (“OTTI”). These changes were partially offset by lower premiums earned and lower net investment income. In addition, our consolidated adjusted pre-tax loss for the year ended December 31, 2013 includes expenses of approximately $97 million related to settlement, consulting and legal expenses associated with the resolution of litigation matters and settlements.

For the year ended December 31, 2012, our consolidated adjusted pre-tax loss increased when compared with 2011 primarily as a result of an increase in insurance losses and LAE, lower net investment income and an increase in legal and litigation related costs, partially offset by a decrease in impairments on insured credit derivatives.

The following table presents our consolidated adjusted pre-tax income (loss) (a non-GAAP measure) and provides a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
In millions	2013	2012	2011
Adjusted pre-tax income (loss)	$(452)	$(708)	$(497)
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	73	79	(49)
Mark-to-market gains (losses) on insured credit derivatives	1,777	1,870	(310)
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	982	(357)	1,383

Pre-tax income (loss)	$416	$1,598	$(2,239)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Adjusted Book Value

As of December 31, 2013, ABV per share (a non-GAAP measure) was $27.78, down from $30.68 as of December 31, 2012. The decrease in ABV per share was primarily driven by insurance losses and credit impairments, a decline in future installment premiums related to insured credit derivatives that were commuted during the year and an increase in operating expenses.

The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In millions except share and per share amounts	As of December 31, 2013	As of December 31, 2012
Total shareholders’ equity of MBIA Inc.	$3,278	$3,173
Common shares outstanding	192,249,884	195,671,509
Book value per share	$17.05	$16.22
Adjustments for items included in book value per share (after-tax):
Cumulative net loss from consolidating certain VIEs (1)	0.38	0.59
Cumulative unrealized loss on insured credit derivatives	3.87	9.70
Net unrealized (gains) losses included in other comprehensive income	0.37	(0.47)
Adjustments for items not included in book value per share (after-tax):
Net unearned premium revenue (2)(3)	8.39	9.92
Present value of insured derivative installment revenue (4)	0.21	0.60
Cumulative impairments on insured credit derivatives (4)	(1.59)	(4.85)
Deferred acquisition costs	(0.90)	(1.03)

Total adjustments per share	10.73	14.46

Adjusted book value per share	$27.78	$30.68

(1)—Represents the impact on book value per share of consolidated VIEs that are not considered a business enterprise of the Company.

(2)—Consists of financial guarantee premiums and fees.

(3)—The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

(4)—The discount rate on insured derivative installment revenue and impairments was 5% as of December 31, 2013 and 2012.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,			Percent Change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net premiums earned	$366	$492	$454	-26%	8%
Net investment income	142	218	216	-35%	1%
Fees and reimbursements	7	6	8	17%	-25%
Realized gains (losses) and other settlements on insured derivatives	3	1	2	n/m	-50%
Net gains (losses) on financial instruments at fair value and foreign exchange	29	121	96	-76%	26%
Other net realized gains (losses)	(29)	—	(31)	n/m	-100%

Total revenues	518	838	745	-38%	12%

Losses and loss adjustment	105	21	4	n/m	n/m
Amortization of deferred acquisition costs	78	103	89	-24%	16%
Operating	84	145	77	-42%	88%

Total expenses	267	269	170	—%	58%

Pre-tax income	$251	$569	$575	-56%	-1%

n/m—Percent change not meaningful.

For the years ended December 31, 2013, 2012 and 2011, we did not write a meaningful amount of U.S. public finance insurance as the current ratings of National do not support execution of its risk management and profitability strategy. During 2013, as a result of the BofA Settlement Agreement and the Societe Generale settlement, S&P upgraded National’s rating to A with a stable outlook. Also, Moody’s upgraded National’s rating to Baa1 with a positive outlook. On February 14, 2014, Moody’s reaffirmed National’s Baa1 rating with a positive outlook. We believe National’s financial strength and competitive position merit higher stable ratings. We are seeking ratings upgrades from the ratings agencies and continue to consider obtaining ratings from additional rating agencies. The timing of any rating upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation. National maintains underwriting criteria for most municipal risk types and expects opportunities for new business across the spectrum of municipal sectors. National’s underwriting criteria does not limit it to particular sectors. We expect that the majority of its new business will be in the general obligation, tax-backed and revenue bond sectors.

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the year ended December 31, 2013 compared with 2012 resulted from a decrease in refunded premiums earned of $102 million and a decrease of $24 million in scheduled premiums earned. The increase in net premiums earned for the year ended December 31, 2012 compared with 2011 resulted from an increase in refunded premiums earned of $99 million, partially offset by a decrease in scheduled premiums earned of $61 million. Scheduled premium earnings in 2013 and 2012 declined due to the refunding and maturity of insured issues within our U.S. public finance portfolio with no material new insurance writings. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of scheduled premiums that would have been earned in the current period. Refundings have experienced a decline when compared to the prior periods due to an overall decrease in municipal market issuance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET INVESTMENT INCOME The decrease in net investment income for the year ended December 31, 2013 compared with 2012 was primarily due to a higher balance in lower yielding short-term assets as a result of investing proceeds from the repayment of the National Secured Loan in May of 2013. The increase in net investment income for 2012 compared with 2011 was primarily due to interest on the National Secured Loan. The interest income on the National Secured Loan totaled $41 million, $103 million and $4 million for the years ended December 31, 2013, 2012 and 2011, respectively. In connection with the BofA Settlement Agreement, MBIA Corp. repaid the remaining outstanding balance and accrued interest on the National Secured Loan in May of 2013. Refer to the “Liquidity” section included herein for additional information about the National Secured Loan.

Investment asset balances at amortized cost as of December 31, 2013 and 2012 are presented in the following table:

	December 31, 2013		December 31, 2012
In millions	Investments at Amortized Cost	Pre- tax Yield(1)	Investments at Amortized Cost	Pre- tax Yield(1)
Fixed-income securities:
Tax-exempt	$331	3.83%	$417	3.98%
Taxable	3,797	3.32%	2,378	2.98%
Short-term	617	0.36%	204	1.17%

Total fixed-income	4,745	2.97%	2,999	2.99%
Secured loan to an affiliate	—		1,652
Other	10		16

Total	$4,755		$4,667

(1)—Estimated yield-to-maturity.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The decrease in net gains (losses) on financial instruments at fair value and foreign exchange for the year ended December 31, 2013 compared with 2012 was principally due to a decrease in net realized gains from the sales of securities from the ongoing management of our U.S. public finance insurance investment portfolio. The increase in net gains (losses) on financial instruments at fair value and foreign exchange for the year ended December 31, 2012 compared with 2011 was principally due to realized gains from sales of securities to fund loss payments and from the ongoing management of our U.S. public finance insurance investment portfolio.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for the year ended December 31, 2013 related to an impairment charge of $29 million for our Armonk, New York facility. Other net realized gains (losses) for the year ended December 31, 2011 related to an impairment loss of $31 million, representing the full write-off of goodwill held by National.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,			Percent Change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Loss and LAE related to actual and expected payments	$29	$67	$(93)	-57%	n/m
Recoveries of actual and expected payments	76	(46)	97	n/m	-147%

Gross losses incurred	105	21	4	n/m	n/m
Reinsurance	—	—	—	n/m	n/m

Losses and loss adjustment expenses	$105	$21	$4	n/m	n/m

n/m—Percent change not meaningful.

Losses and LAE for the year ended December 31, 2013 primarily related to certain general obligation bonds and the loss related to the difference in the value of the salvage receivable recorded and the fair market value of the marketable securities received in connection with the restructuring of a gaming revenue transaction. We expect to recover the full value of the original salvage receivable in the future from the securities received as a result of this restructuring. Under U.S. STAT, which differs from GAAP in certain respects, the salvage receivable for the gaming revenue transaction continues to be reflected as a component of National’s loss reserves. Refer to “Note 11: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of National within exhibit 99.1 of this annual report on Form 10-K for an explanation of the differences between U.S. STAT and GAAP. For the year ended December 31, 2012, losses and LAE primarily related to certain general obligation bonds and lease transactions. For the year ended December 31, 2011, losses and LAE primarily related to two tax-backed transactions, a toll road transaction and a housing transaction.

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

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of December 31, 2013 and 2012:

In millions	December 31, 2013	December 31, 2012	Percent Change
Gross loss and LAE reserves	$147	$267	-45%
Expected recoveries on unpaid losses	(60)	(108)	-44%

Loss and LAE reserves	$87	$159	-45%

Insurance loss recoverable	$13	$256	-95%
Insurance loss recoverable—ceded (1)	$—	$7	-100%
Reinsurance recoverable on paid and unpaid losses (2)	$1	$8	-88%

(1)—Reported within “Other liabilities” on our consolidated balance sheets.

(2)—Reported within “Other assets” on our consolidated balance sheets.

Loss and LAE reserves as of December 31, 2013 decreased when compared with December 31, 2012 primarily as a result of the Allegheny Health, Education and Research Foundation transaction discussed below, partially offset by increases in certain general obligation bonds reserves.

Insurance loss recoverable as of December 31, 2013 decreased when compared with December 31, 2012 primarily as a result of the receipt of salvage in connection with the restructuring of a gaming revenue transaction and collections of other recoverables.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves as of December 31, 2013 for one issue that had no expected future claim payments, but for which National was obligated to pay LAE incurred in prior periods. As of December 31, 2013 and 2012, loss and LAE reserves comprised the following:

$ in millions	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
	2013	2012	2013	2012	2013	2012
Gross of reinsurance:
Issues with defaults	7	9	$74	$141	$621	$749
Issues without defaults	7	9	13	18	87	113

Total gross of reinsurance	14	18	$87	$159	$708	$862

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

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the years ended December 31, 2013, 2012 and 2011 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Gross expenses	$84	$145	$77	-42%	88%

Amortization of deferred acquisition costs	$78	$103	$89	-24%	16%
Operating	84	145	77	-42%	88%

Total insurance operating expenses	$162	$248	$166	-35%	49%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the year ended December 31, 2013 compared with 2012 primarily due to a decrease in legal and litigation related costs. Gross expenses increased for the year ended December 31, 2012 compared with 2011 primarily due to an increase in legal and litigation related costs.

Amortization of deferred acquisition costs decreased for the year ended December 31, 2013 compared with 2012 due to higher refunding activity in 2012. Amortization of deferred acquisition costs increased for the year ended December 31, 2012 compared with 2011 due to the amortization of the related unearned premium revenue. We did not defer a material amount of policy acquisition costs during 2013, 2012 or 2011.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of December 31, 2013 and 2012. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used. The credit quality distribution of our U.S. public finance insurance exposure as of December 31, 2013 remained relatively consistent with December 31, 2012.

	Gross Par Outstanding
In millions	December 31, 2013		December 31, 2012
Rating	Amount	%	Amount	%
AAA	$16,293	5.9%	$18,518	5.5%
AA	133,188	48.1%	162,504	48.2%
A	99,631	36.0%	122,743	36.4%
BBB	23,127	8.3%	30,496	9.0%
Below investment grade	4,607	1.7%	2,853	0.9%

Total	$276,846	100.0%	$337,114	100.0%

U.S. Public Finance Insurance Selected Portfolio Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to the Commonwealth of Puerto Rico or certain of its instrumentalities in that territory as of December 31, 2013. S&P ratings are as of February 4, 2014.

In millions	Gross Par Outstanding	S&P Rating
Puerto Rico Electric Power Authority (1)	$1,532	BBB
Puerto Rico Commonwealth GO (1)	1,436	BB+
Puerto Rico Highway and Transportation Authority Transportation Revenue (1)	838	BB+
Puerto Rico Sales Tax Financing Corporation (COFINA) (1)	684	AA-
Puerto Rico Government Development Bank GO	267	BB
Puerto Rico Highway and Transportation Authority Highway Revenue	136	BB+
University of Puerto Rico System Revenue	94	BB+
Inter American University of Puerto Rico Inc.	29	A-
Puerto Rico Industrial Development Company	15	BBB-

Total	$5,031

(1)—Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

The loss of investment grade ratings across certain Puerto Rico issuers could trigger acceleration of principal and interest payments on a portion of its debt including certain derivatives. In addition, these rating actions will constrain traditional market access for Puerto Rico and certain of its instrumentalities, further straining liquidity. While Puerto Rico and certain of its instrumentalities are experiencing fiscal stress that could lead to defaults on its debt obligations, it has taken pro-active actions to address its significant financial challenges including its intention to issue bonds in early 2014. We will be reviewing the execution and resulting application of proceeds from these bond issuances carefully to determine Puerto Rico’s ability to meet its near term obligations while its recently enacted financial reforms take effect. At this time, we do not expect a default by Puerto Rico or certain of its instrumentalities in that territory. All of the insured obligations included in the preceding table are presently current on debt service payments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Structured Finance and International Insurance

Our structured finance and international insurance business is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. or its subsidiaries are insured by MBIA Corp. If MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including GFL and Meridian Funding Company, LLC (“Meridian”), and provides reinsurance to its insurance subsidiaries. MBIA Corp. has also written insurance policies guaranteeing the obligations under credit default swaps (“CDS”) contracts of an affiliate, LaCrosse Financial Products, LLC, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS contracts.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our structured finance and international insurance segment results for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,			Percent Change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net premiums earned	$143	$179	$230	-20%	-22%
Net investment income	16	28	77	-43%	-64%
Fees and reimbursements	85	146	116	-42%	26%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(1,548)	(407)	(2,373)	n/m	-83%
Unrealized gains (losses) on insured derivatives	1,777	1,870	(441)	-5%	n/m

Net change in fair value of insured derivatives	229	1,463	(2,814)	-84%	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	28	38	69	-26%	-45%
Net investment losses related to other-than-temporary impairments	—	(45)	(62)	-100%	-27%
Other net realized gains (losses)	—	1	1	-100%	—%
Revenues of consolidated VIEs:
Net investment income	51	53	52	-4%	2%
Net gains (losses) on financial instruments at fair value and foreign exchange	165	8	30	n/m	-73%
Other net realized gains (losses)	1	—	255	n/m	-100%

Total revenues	718	1,871	(2,046)	-62%	n/m

Losses and loss adjustment	12	29	(84)	-59%	-135%
Amortization of deferred acquisition costs	96	112	136	-14%	-18%
Operating	98	135	145	-27%	-7%
Interest	160	237	138	-32%	72%
Expenses of consolidated VIEs:
Operating	12	20	31	-40%	-35%
Interest	40	42	43	-5%	-2%

Total expenses	418	575	409	-27%	41%

Pre-tax income (loss)	$300	$1,296	$(2,455)	-77%	n/m

n/m—Percent change not meaningful.

For the years ended December 31, 2013, 2012 and 2011, we did not write a meaningful amount of structured finance and international insurance. As of December 31, 2013, MBIA Corp.’s total insured gross par outstanding was $80.4 billion. Since December 31, 2007, our total gross par outstanding has decreased approximately 76% from $331.2 billion. The lack of insurance writings in our structured finance and international insurance segment reflects the insurance financial strength credit ratings assigned to MBIA Corp. by the major rating agencies. The Company does not expect to write a material amount of new business prior to an upgrade of the insurance financial strength ratings of MBIA Corp. and market acceptance that such ratings will be stable in the future. The timing of any future upgrades is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation. Furthermore, MBIA UK is no longer licensed to write new business as a result of being placed in run-off during 2013, and its transaction of new financial guarantee business would require regulatory approval. Pre-tax income (loss) in each of the periods included in the preceding table was primarily driven by changes in the fair value of our insured credit derivatives, which reflects changes in the market perception of MBIA Corp.’s credit risk.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Adjusted pre-tax loss for the year ended December 31, 2013 decreased when compared with 2012 principally due to decreases in impairments on insured credit derivatives and financial guarantee insurance losses, a decrease in interest expense from the National Secured Loan, which was repaid in full in May of 2013, and the absence of net investment losses related to OTTI, partially offset by a decline in net investment income from a lower average asset base resulting from asset sales used to fund claim payments and commutations.

Adjusted pre-tax loss for the year ended December 31, 2012 increased when compared with 2011 principally due to a decrease in premiums earned, an increase in insurance losses and LAE, an increase in interest expense from the National Secured Loan that was established in December of 2011, and a decrease on net gains from asset sales, partially offset by decreased impairments on insured credit derivatives.

The following table presents the adjusted pre-tax income (loss) of our structured finance and international insurance segment, and a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,			Percent Change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Adjusted pre-tax income (loss)	$(516)	$(983)	$(688)	-48%	43%
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	21	52	(74)	-60%	n/m
Mark-to-market gains (losses) on insured credit derivatives	1,777	1,870	(310)	-5%	n/m
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	982	(357)	1,383	n/m	-126%

Pre-tax income (loss)	$300	$1,296	$(2,455)	-77%	n/m

n/m—Percent change not meaningful.

NET PREMIUMS EARNED Our structured finance and international insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts and insured derivative contracts, and certain of those premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned by type of insurance contract for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
In millions	2013	2012	2011
Net premiums earned:
Financial guarantee contracts	$143	$179	$230
Insured derivative contracts (1)	34	55	101
VIEs (eliminated in consolidation)	15	15	17

Total net premiums earned	$192	$249	$348

(1)—Premiums related to insured derivatives are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Net premiums earned on non-derivative financial guarantee contracts for the years ended December 31, 2013, 2012 and 2011 are presented in the following table. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues.

	Years Ended December 31,			Percent Change
In millions	2013	2012	2011	2013 vs.2012	2012 vs. 2011
Net premiums earned:
U.S.	$48	$62	$98	-23%	-37%
Non-U.S.	95	117	132	-19%	-11%

Total net premiums earned	$143	$179	$230	-20%	-22%

Structured finance and international net premiums earned decreased in 2013 and 2012 primarily due to the maturity and early settlement of insured transactions with no material writings of new insurance policies.

NET INVESTMENT INCOME The decreases in net investment income for all years presented were primarily due to declining average asset balances in 2013 and 2012 due to sales of investments to fund claim and commutation payments. Investment asset balances at amortized cost as of December 31, 2013 and 2012 are presented in the following table:

	December 31, 2013		December 31, 2012
In millions	Investments at Amortized Cost	Pre-tax Yield(1)	Investments at Amortized Cost	Pre-tax Yield(1)
Fixed-income securities:
Tax-exempt	$7	6.67%	$—	—
Taxable	329	3.00%	725	1.60%
Short-term	348	0.59%	160	1.38%

Total fixed-income	684	1.81%	885	1.56%
Other	2		1

Total	$686		$886

(1)—Estimated yield-to-maturity.

FEES AND REIMBURSEMENTS The decrease in fees and reimbursements in 2013 compared with 2012 was primarily due to a decrease in waiver and consent fees related to the ongoing management of our structured finance and international insurance business. The increase in fees and reimbursements in 2012 compared with 2011 was primarily due to an increase in waiver and consent fees related to the ongoing management of our structured finance and international insurance business. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums and fees earned related to derivatives and the components of the net change in fair value of insured derivatives for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,			Percent Change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net premiums and fees earned on insured derivatives	$35	$57	$104	-39%	-45%
Realized gains (losses) on insured derivatives	(1,583)	(464)	(2,477)	n/m	-81%

Realized gains (losses) and other settlements on insured derivatives	(1,548)	(407)	(2,373)	n/m	-83%
Unrealized gains (losses) on insured derivatives	1,777	1,870	(441)	-5%	n/m

Net change in fair value of insured derivatives	$229	$1,463	$(2,814)	-84%	n/m

n/m—Percent change not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the years ended December 31, 2013 and 2012, realized losses on insured derivatives resulted primarily from settlements and claim payments on CMBS and ABS transactions. For 2011, realized losses on insured derivatives resulted primarily from settlements and claim payments on multi-sector CDOs and CMBS transactions.

For the year ended December 31, 2013, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations, a decline in the weighted average life on transactions and favorable changes in spreads/prices on the underlying collateral, partially offset by the effects of MBIA Corp.’s nonperformance risk on its derivative liabilities. For the year ended December 31, 2012, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations, the effects of MBIA Corp.’s nonperformance risk on its derivative liabilities and the result of favorable movements in spreads and pricing on collateral within transactions, partially offset by collateral erosion. For the year ended December 31, 2011, unrealized losses on insured derivatives were principally the result of favorable changes in the market perception of MBIA Corp.’s nonperformance risk on its derivative liability, reduced collateral pricing and collateral erosion, partially offset by the reversal of unrealized losses from settlements of contracts prior to maturity and terminations.

As of December 31, 2013, MBIA Corp.’s five year CDS cost was 13.63% upfront plus 5% per annum compared with 48.75% upfront plus 5% per annum and 31.50% upfront plus 5% per annum as of December 31, 2012 and 2011, respectively. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 2.00% upfront plus 5% per annum to 19.25% upfront plus 5% per annum as of December 31, 2013. Those costs ranged from 37.50% upfront plus 5% per annum to 50.50% upfront plus 5% per annum as of December 31, 2012 and 13.50% upfront plus 5% per annum to 33.50% upfront plus 5% per annum as of December 31, 2011.

As of December 31, 2013, we had $24.0 billion of gross par outstanding on insured credit derivatives compared with $47.5 billion as of December 31, 2012. The decrease in gross par outstanding was primarily due to contractual terminations, amortizations and maturities. During the year ended December 31, 2013, 38 insured issues, representing $22.5 billion in gross par outstanding, either matured or contractually settled prior to maturity.

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles as our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent actual payments plus the present values of our estimates of expected future claim payments, net of expected future recoveries. MBIA Insurance Corporation’s expected future claim payments were discounted using a rate of 5.09%, the same rate used to calculate its statutory loss reserves as of December 31, 2013. We estimated that additional credit impairments on insured derivatives (excluding LAE) for the year ended December 31, 2013 were $589 million across 13 insured CDO issues. Beginning with the fourth quarter of 2007 through December 31, 2013, total credit impairments on insured derivatives were estimated at $6.2 billion across 75 insured CDO issues, inclusive of 71 insured issues for which we made settlement and claim payments of $5.8 billion, net of reinsurance and collections. Accordingly, we expect to realize additional net losses of $452 million. Refer to the following “Loss and Loss Adjustment Expenses” section for additional information about credit impairments on insured derivatives.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expense” in our consolidated statements of operations. These costs totaled $5 million, $7 million and $12 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The decreases in net gains (losses) on financial instruments at fair value and foreign exchange in 2013 and 2012 were primarily due to decreases in net realized gains from the sales of securities.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for the years ended December 31, 2012 and 2011 related to impaired securities that were written down to their fair value as it was our intent to sell the securities before an expected recovery of fair value to their amortized cost. Refer to the “Liquidity” section included herein for additional information about impaired investments.

REVENUES OF CONSOLIDATED VIEs For the year ended December 31, 2013, total revenues of consolidated VIEs were $217 million compared with total revenues of $61 million for the year ended December 31, 2012 and $337 million for the year ended December 31, 2011. The increase in revenues of consolidated VIEs for the year ended December 31, 2013 when compared to 2012 was primarily related to an increase in net gains from second-lien RMBS put-back claims on ineligible mortgage loans. The decrease in revenues of consolidated VIEs for the year ended December 31, 2012 when compared to 2011 was primarily related to a decrease in net gains from second-lien RMBS put-back claims on ineligible mortgage loans partially offset by a decrease in net losses due to the movements of MBIA Corp.’s nonperformance risk and an increase in net gains due to changes in fair values of fixed-maturity securities.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following tables present the aggregate loss and LAE reserves and insurance loss recoverables as of December 31, 2013 and 2012, and the aggregate change in the discounted values of net payments expected to be made on all insurance contracts for the years ended December 31, 2013, 2012 and 2011:

Aggregate Losses and LAE Roll Forward

In millions	Financial Guarantee Insurance(1)	Financial Guarantee Insurance Related to Consolidated VIEs(2)	Insured Credit Derivative Impairments and LAE(3)	Reinsurance(4)	Total(5)
Gross loss and LAE reserves as of December 31, 2012	$694	$293	$1,458	$(7)	$2,438
Gross insurance loss recoverable as of December 31, 2012	(3,392)	(1,338)	(31)	6	(4,755)

Total reserves (recoverable) as of December 31, 2012	(2,698)	(1,045)	1,427	(1)	(2,317)
Ceded reserves	(1)	—	—	1	—

Net reserves as of December 31, 2012	(2,699)	(1,045)	1,427	—	(2,317)
Total aggregate losses and LAE incurred	12	(56)	593	—	549
(Payments) collections and other	2,558	832	(1,565)	—	1,825

Net reserves as of December 31, 2013	(129)	(269)	455	—	57
Ceded reserves	2	—	—	(2)	—

Total reserves (recoverable) as of December 31, 2013	$(127)	$(269)	$455	$(2)	$57

Gross loss and LAE reserves as of December 31, 2013	$554	$271	$476	$(7)	$1,294
Gross insurance loss recoverable as of December 31, 2013	(681)	(540)	(21)	5	(1,237)

Total reserves (recoverable) as of December 31, 2013	$(127)	$(269)	$455	$(2)	$57

(1)—Included in “Losses and loss adjustment,” “Loss and loss adjustment expense reserves,” and “Insurance loss recoverable” on the Company’s consolidated financial statements.

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

(4)—Represents “Losses and loss adjustment,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated financial statements that are ceded to third-party reinsurers under insurance contracts. As of December 31, 2013 and 2012, there was a $2 million and $1 million receivable, respectively, related to insured credit derivative impairments and LAE reinsurance.

(5)—Represents totals after ceding to third-party reinsurers under insurance contracts.

Aggregate Losses and LAE (change in discounted values of net payments)

	For the Year Ended December 31, 2013
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Change in actual and expected payments	$154	$(56)	$(34)	$571	$83	$718
Change in actual and expected salvage	(206)	(10)	(8)	(3)	58	(169)

Total aggregate losses and LAE	$(52)	$(66)	$(42)	$568	$141	$549

(1)—Includes HELOC loans and CES.

(2)—Primarily represents high yield corporate CDOs and an international road transaction.

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

(1)—Includes HELOC loans and CES.

The decrease in total aggregate losses and LAE for 2013 compared with 2012 was primarily due to lower increases in expected future payments on CMBS and first and second-lien RMBS exposures. Partially offsetting these decreases were changes in actual and expected salvage primarily related to lower expected recoveries resulting from excess spread (the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests) within the RMBS securitizations.

The increase in total aggregate losses and LAE for 2012 compared with 2011 was primarily due to reduced future expected recoveries on second-lien RMBS exposures. In addition, during the year ended December 31, 2011, commutation settlements of ABS policies below established reserves were partially offset by commutation settlements for CMBS polices in excess of established reserves.

In addition to the information presented above, the following tables present aggregate losses and LAE for the years ended December 31, 2013, 2012 and 2011 by insurance type:

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	For the Year Ended December 31, 2013
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance (3)	$(2)	$(70)	$(24)	$(33)	$141	$12
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation) (4)	(50)	3	(9)	—	—	(56)
Insured credit derivatives (statutory basis) (5)	—	1	(9)	601	—	593

Total aggregate losses and LAE	$(52)	$(66)	$(42)	$568	$141	$549

(1)—Includes HELOC loans and CES.

(2)—Primarily represents high yield corporate CDOs and an international road transaction.

(3)—Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4)—Represents losses eliminated upon the consolidation of insured VIEs.

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

The following table presents information about our loss and LAE incurred for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,			Percent Change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Loss and LAE related to actual and expected payments	$69	$412	$323	-83%	28%
Recoveries of actual and expected payments	(56)	(382)	(405)	-85%	-6%

Gross losses incurred	13	30	(82)	-57%	-137%
Reinsurance	(1)	(1)	(2)	—%	-50%

Losses and loss adjustment expenses	$12	$29	$(84)	-59%	-135%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

For 2013, the loss and LAE related to actual and expected future payments of $69 million included $108 million related to insured second-lien RMBS transactions and $21 million related to other activity. This was partially offset by a $60 million benefit related to insured first-lien RMBS transactions. Included in the recoveries of actual and expected payments of $56 million was $317 million of recoveries primarily resulting from ineligible mortgage loans included in insured exposures and $10 million related to insured first-lien transactions, partially offset by a $207 million reduction in excess spread within the securitizations. In addition, there was a $64 million decrease in other activity that related to a reversal of recoveries related to high yield corporate CDOs, partially offset by an increase in recoveries related to an international road transaction.

For 2012, the loss and LAE related to actual and expected future payments of $412 million included $220 million related to insured second-lien RMBS transactions, $147 million related to insured first-lien RMBS transactions and $45 million related to other activity. Included in the recoveries of actual and expected payments of $382 million was recoveries related to second-lien RMBS transactions, resulting from ineligible mortgage loans included in insured exposures that were subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans of $454 million. This was partially offset by an $83 million reduction in excess spread within the securitizations.

For 2011, the loss and LAE related to actual and expected future payments of $323 million included $163 million related to insured second-lien RMBS transactions, $94 million related to insured first-lien RMBS transactions and $66 million related to other activity. Included in the recoveries of actual and expected future payments of $405 million were recoveries related to second-lien RMBS transactions, resulting from ineligible mortgage loans included in insured exposures that were subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans of $448 million and $25 million related to other recovery activity. This was partially offset by a $68 million reduction in excess spread within the securitizations.

For the years ended December 31, 2013, 2012 and 2011, losses and LAE incurred included the elimination of a $56 million benefit, a $140 million expense and a $90 million benefit, respectively, as a result of the consolidation of VIEs. The $56 million benefit for the year ended December 31, 2013 included gross recoveries of actual and expected payments of $98 million, partially offset by gross losses related to actual and expected future payments of $42 million. The $140 million expense for the year ended December 31, 2012 included gross losses related to actual and expected future payments of $100 million and recoveries of actual and expected payments of $40 million. The $90 million benefit for the year ended December 31, 2011 included recoveries of actual and expected payments of $351 million, partially offset by gross losses related to actual and expected future payments of $261 million.

The following table presents information about our insurance reserves and recoverable as of December 31, 2013 and 2012. The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date.

	December 31, 2013	December 31, 2012
In millions			Percent Change
Gross loss and LAE reserves	$700	$918	-24%
Expected recoveries on unpaid losses	(146)	(224)	-35%

Loss and LAE reserves	$554	$694	-20%

Insurance loss recoverable	$681	$3,392	-80%
Insurance loss recoverable—ceded (1)	$5	$6	-17%
Reinsurance recoverable on paid and unpaid losses (2)	$7	$7	—%

(1)—Reported within “Other liabilities” on our consolidated balance sheets.

(2)—Reported within “Other assets” on our consolidated balance sheets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Included in the Company’s loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves as of December 31, 2013 and 2012 for one and four issues, respectively, that had no expected future claim payments or par outstanding, but for which the Company was obligated to pay LAE incurred in prior periods. As of December 31, 2013 and 2012, loss and LAE reserves comprised the following:

	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
$ in millions	2013	2012	2013	2012	2013	2012
Gross of reinsurance:
Issues with defaults	103	97	$388	$448	$6,124	$7,194
Issues without defaults	20	25	166	246	1,029	1,402

Total gross of reinsurance	123	122	$554	$694	$7,153	$8,596

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

MBIA reports expected potential recoveries of certain paid claims within “Insurance loss recoverable” and the corresponding estimated recovery amounts due to reinsurers within “Other liabilities” on the Company’s consolidated balance sheets. As of December 31, 2013 and 2012, our insurance loss recoverable in our structured finance and international insurance segment was $681 million and $3.4 billion, respectively. The decrease in our insurance loss recoverable primarily resulted from the collections of previously established recoveries related to the BofA Settlement Agreement related to insured second-lien RMBS securitizations. As of December 31, 2013 and 2012, our insurance loss recoverable included estimated recoveries of $647 million and $780 million, respectively, primarily from excess spread within insured second-lien RMBS securitizations. Insurance loss recoverables due to reinsurers totaled $5 million and $6 million as of December 31, 2013 and 2012, respectively, and are only paid to reinsurers upon receipt of such amounts by MBIA.

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities (“MBS”) backed by residential mortgage loans, including second-lien RMBS transactions (revolving HELOC loans and CES). For the year ended December 31, 2013, we recorded a $2 million benefit in losses and LAE related to insured second-lien RMBS transactions. The $2 million benefit was due to gross recoveries of actual and expected payments of $110 million, partially offset by gross losses and LAE of actual and expected payments of $108 million.

MBIA Corp. also insures MBS backed by first-lien subprime mortgage loans directly through RMBS securitizations. There has been considerable stress and continued deterioration in the subprime mortgage market since 2008 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of December 31, 2013 and 2012, the Company had $1.1 billion and $2.2 billion, respectively, of gross par outstanding from direct exposure to subprime mortgage loans. While subprime transactions directly guaranteed by MBIA Corp. include collateral comprising mortgage loans that originated during 2005, 2006, and 2007, we currently do not expect ultimate material losses on these transactions given the amount of subordination below MBIA Corp.’s insured portion of such transactions available to absorb losses from collateral defaults. As of December 31, 2013, the Company had $59 million of gross par outstanding in two insured direct subprime mortgage transactions with 2005 or 2006 subprime mortgage collateral appearing on the Company’s Classified or Caution Lists.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the gross par outstanding by vintage year of MBIA Corp.’s total direct RMBS insured exposure as of December 31, 2013. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding
In millions	Prime First-lien	Alternative A-paper First-lien		Subprime First-lien		HELOC Second-lien	CES Second-lien	Total
2005—2007	$14	$1,564		$358		$2,186	$2,560	$6,682
2004 and prior	167	648		742		500	49	2,106

Total gross par	$181	$2,212	(1)	$1,100	(2)	$2,686	$2,609	$8,788

(1)—Includes international exposure of $589 million.

(2)—Includes international exposure of $8 million.

During the year ended December 31, 2013, we collected approximately $3.5 billion, net of reinsurance and $287 million in payments, on insured second-lien RMBS transactions, or $2.7 billion after eliminating $925 million of collections and $91 million of payments made on behalf of consolidated VIEs. Through December 31, 2013, we paid a cumulative total of $3.1 billion, net of reinsurance and collections, or $1.6 billion after a reduction of $1.5 billion of net payments on insured second-lien RMBS transactions that are currently consolidated as VIEs. The $1.5 billion comprises payments of $2.7 billion, of which $1.0 billion was eliminated subsequent to consolidation, partially offset by $1.2 billion of collections, of which $1.0 billion was eliminated subsequent to consolidation. As of December 31, 2013, we had loss and LAE reserves related to our remaining insured second-lien RMBS exposure of $169 million before eliminating $43 million of loss and LAE reserves related to our consolidated VIEs. The loss and LAE reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the cash receipts we expect from the performing mortgage loans in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” in our consolidated balance sheets. The payments that we make virtually all go to reduce the principal balances of the securitizations.

The following table provides information about insured second-lien RMBS transactions included in MBIA Corp.’s insured portfolio “Classified List” as of December 31, 2013. The total payments of consolidated VIEs are not reflected as insurance losses in our consolidated financial statements.

Second-Lien RMBS Transactions with Claim Payments

$ in millions	Number of Issues	Original Par Insured	Gross Par Outstanding	Claim Payments and LAE Net of Collections Since Inception
Non-Consolidated VIEs:
HELOC	14	$16,253	$1,765	$744
CES	9	8,198	1,675	973

Total	23	$24,451	$3,440	$1,717

Total net of reinsurance				$1,607

Consolidated VIEs:
HELOC	6	$3,657	$815	$420
CES	6	4,683	915	1,097

Total	12	$8,340	$1,730	$1,517

Total net of reinsurance				$1,445

The preceding table excludes gross and net claim and LAE payments of $35 million for one issue that has been removed from our “Classified List” and has no outstanding exposure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Non-Consolidated VIEs

The gross par outstanding on insured second-lien RMBS transactions decreased from $4.0 billion as of December 31, 2012 to $3.4 billion as of December 31, 2013. As of December 31, 2013, we expect to pay an additional $160 million (on a present value basis) on these transactions and expect to receive a total of $681 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. Of our expected reimbursement from excess spread, $647 million is included in “Insurance loss recoverable” and $34 million is included in “Loss and loss adjustment expense reserves.”

Consolidated VIEs

The gross par outstanding on insured second-lien RMBS transactions decreased from $2.2 billion as of December 31, 2012 to $1.7 billion as of December 31, 2013. As of December 31, 2013, we expect to pay an additional $51 million (on a present value basis) on these transactions and expect to receive a total of $189 million (on a present value basis) in reimbursement of past and future expected claims through excess spread in these transactions. In addition, we expect to receive $359 million (on a present value basis) as of December 31, 2013 with respect to Credit Suisse Securities (USA) LLC’s (“Credit Suisse”) obligation to repurchase ineligible mortgage loans, which is reported in “Loan repurchase commitments” under “Assets of consolidated variable interest entities” on the consolidated balance sheets.

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about assumptions used to estimate reserves and recoveries on our RMBS exposure.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Structured finance and international insurance segment expenses for the years ended December 31, 2013, 2012 and 2011 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Gross expenses	$104	$140	$149	-26%	-6%

Amortization of deferred acquisition costs	$96	$112	$136	-14%	-18%
Operating	98	135	145	-27%	-7%

Total insurance operating expenses	$194	$247	$281	-21%	-12%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the year ended December 31, 2013 compared with 2012 primarily due to a decrease in legal and litigation related costs. Gross expenses decreased for the year ended December 31, 2012 compared with 2011 due to reductions in compensation and other administrative expenses.

The decreases in the amortization of deferred acquisition costs for the year ended December 31, 2013 compared with 2012 and 2011 principally reflect the acceleration of deferred costs into earnings in prior periods as polices were terminated. Operating expenses decreased for the year ended December 31, 2013 compared with 2012 and 2011 due to decreases in gross expenses. We did not defer a material amount of policy acquisition costs during 2013, 2012 or 2011. Policy acquisition costs in these periods were primarily related to ceding commission income and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE Interest expense incurred by our structured finance and international insurance segment decreased for the year ended December 31, 2013 when compared with 2012 primarily due to the repayment of the National Secured Loan in May of 2013. In addition, during 2013, the interest rate on MBIA Corp.’s surplus notes decreased as a result of the conversion to a floating rate. Interest expense for the year ended December 31, 2012 increased when compared with 2011 due to the National Secured Loan that was established in December of 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

INSURED PORTFOLIO EXPOSURE The credit quality of our structured finance and international insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of December 31, 2013 and 2012, 23% and 26%, respectively, of our structured finance and international insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

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

As of December 31, 2013, MBIA Corp.’s $29.7 billion CDO portfolio represented 37% of its total insured gross par outstanding of $80.4 billion. As of December 31, 2012, MBIA Corp.’s $51.8 billion CDO portfolio represented 46% of its total insured gross par outstanding of $112.4 billion. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions	Gross Par Outstanding as of
Collateral Type	December 31, 2013	December 31, 2012	Percent Change
Multi-sector CDOs	$1.5	$4.3	-65%
Investment grade corporate CDOs	15.6	24.1	-35%
High yield corporate CDOs	4.3	5.7	-25%
Commercial real estate pools and CRE CDOs	8.3	17.7	-53%

Total	$29.7	$51.8	-43%

Multi-Sector CDOs

The multi-sector CDO portfolio is comprised of 11 transactions insured in the primary market between 2002 and 2006 and 21 transactions insured in the secondary market between 2000 and 2004. The underlying collateral in MBIA Corp.’s insured multi-sector CDO transactions is comprised of RMBS, other multi-sector CDOs, corporate CDOs, collateralized loan obligations, ABS (e.g., securitizations of auto receivables, credit cards, etc.), CRE CDOs, CMBS and corporate credits. Our remaining insured multi-sector CDO transactions primarily rely on underlying collateral originally rated triple-B.

Generally, we are subject to a claim on a multi-sector CDO when the insured tranche incurs an interest or principal shortfall. Such shortfalls result once the underlying collateral supporting the transaction no longer generates enough cash flow to support the insured notes. MBIA Corp.’s payment obligation after a default insures current interest and ultimate principal. Original subordination levels for transactions insured in the primary market ranged from 10% to 31%. Current subordinations range from 0% to 24%.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The significant erosion of subordination in our multi-sector CDO transactions principally resulted from the underperformance of RMBS and CDO collateral. As discussed above, the erosion of subordination in these transactions increases the likelihood that MBIA Corp. will pay claims. As of December 31, 2013, there were credit impairment estimates for 21 classified multi-sector CDO transactions for which MBIA Corp. expects to incur actual net claims in the future (14 of which are insured in the secondary market), representing 66% of all MBIA Corp.-insured multi-sector CDO transactions (including both CDS and non-CDS contracts). Of the remaining transactions, 12% are on our “Caution List” and 22% continue to perform at or close to our original expectations. In the event of further performance deterioration of the collateral referenced or held in our multi-sector CDO transactions, the amount of credit impairments could increase materially.

As of December 31, 2013, our gross par exposure to multi-sector CDOs of $1.5 billion represented 5% of MBIA Corp.’s total gross par insured. Total gross par exposure in our multi-sector CDO portfolio was $37.3 billion as of December 31, 2007. Since the end of 2007 through December 31, 2013, our multi-sector CDO gross par exposure has decreased by approximately $35.8 billion primarily from negotiated commutations of $23.6 billion and contractual terminations without any payment from MBIA Corp. of $5.4 billion. The remaining reduction in gross par was due to the amortization and maturity of transactions.

Investment Grade Corporate CDOs

Our gross par exposure to investment grade CDOs of $15.6 billion represents 53% of MBIA Corp.’s CDO exposure and 19% of MBIA Corp.’s total gross par insured. The portfolio is comprised of 11 investment grade corporate CDO exposures insured in 2006 and 2007 reference pools of predominantly investment grade corporate credits. Three of these pools include limited exposure to other asset classes, including structured finance securities (such as RMBS and CDOs). Our investment grade corporate CDO policies guarantee coverage of losses on collateral assets once a deductible has been eroded, and are highly customized structures. The Company’s insured investment grade corporate CDOs have experienced erosion of subordination due to the default of underlying referenced corporate and structured finance securities, but we currently do not expect losses on MBIA Corp.’s insured tranches. As of December 31, 2013, the collateral amount in the portfolio exceeds the gross par outstanding as a result of credit enhancement. Original subordination levels for eight of the investment grade corporate CDO policies referencing only direct corporate credit ranged from 15% to 30%. Current subordination levels for these eight policies are between 11% and 28%.

Our gross par exposure to insured investment grade corporate CDOs includes $7.3 billion across three transactions that were structured to include buckets (typically 30% to 35% of the overall CDO) of references to specific tranches of other investment grade corporate CDOs (monotranches). In such transactions, MBIA Corp.’s insured investment grade corporate CDOs include direct corporate or structured credit reference risks, and monotranche or single layer credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The referenced monotranches in such CDOs were typically rated double-A and sized to approximately 3% of the overall reference risk pool. The inner referenced monotranches are not subject to acceleration and do not give control rights to a senior investor. The inner referenced monotranches have also experienced erosion of subordination due to defaults in their referenced corporate assets. These transactions had original subordination of 25% and current subordination ranges from 15% to 18%.

High Yield Corporate CDOs

Our high yield corporate CDO portfolio, totaling $4.3 billion of gross par exposure, largely comprises middle-market/special- opportunity corporate loan transactions. Our gross par exposure to high yield corporate CDOs represents 14% of MBIA Corp.’s CDO exposure and 5% of MBIA Corp.’s total gross par insured as of December 31, 2013. Original subordination for our high yield corporate portfolio ranged from 22% to 33%. Current subordination is between 10% and 36%. Declines in subordination levels result from defaults in underlying collateral, as well as sales of underlying collateral at discounted prices. Subordination within CDOs may decline further over time as a result of additional collateral deterioration. We do not expect insured losses on our high yield corporate CDO portfolio. Accordingly, as of December 31, 2013, there is no loss reserve established for this portfolio. However, there can be no assurance that the Company will not incur losses as a result of further deterioration in subordination.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Commercial Real Estate Pools and CRE CDOs

As of December 31, 2013, we had $8.3 billion of gross par exposure to the CRE sector through insured structured transactions primarily comprising CRE collateral. In addition, MBIA Corp. insures approximately $811 million in CRE loan pools, primarily comprising European assets. We do not expect insured losses on our CRE loan pools. These CRE loans are not included in the following “Structured CMBS Pools” and “CRE CDOs” sections. Subsequent to December 31, 2013, MBIA Corp. commuted an additional $3.0 billion of gross par exposure comprising structured CMBS pools in which the reference CMBS were originally rated single-A.

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of credit impairments on our CRE pools and CDO exposure, including the methodology used to calculate these impairments.

Structured CMBS Pools

As of December 31, 2013, our gross par exposure to structured CMBS pools totaled $7.1 billion and represented approximately 9% of MBIA Corp.’s total gross par insured. Since the end of 2007 through December 31, 2013, our structured CMBS pools gross par exposure has decreased by approximately $33.6 billion, primarily from negotiated commutations and early settlements. Our structured CMBS pool insured transactions are pools of CMBS bonds, Real Estate Investment Trust (“REIT”) debt and other CRE CDOs structured with first loss deductibles such that MBIA Corp.’s obligation attached at a minimum of a triple-A level when the policies were issued. The deductible sizing was a function of the underlying collateral ratings and certain structural attributes. MBIA Corp.’s guarantees for most structured CMBS pool transactions cover losses on collateral assets once the deductibles have been eroded. These deductibles provide credit enhancement and subordination to MBIA’s insured position.

MBIA Corp.’s guarantee generally is in the form of a CDS referencing the static pooled transactions. MBIA Corp. would have a payment obligation if the volume of collateral losses exceeds the deductible level in the transaction. Loss payments on these transactions are generally due upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted. Each pool comprising CMBS bonds is ultimately backed by the commercial mortgage loans securitized within each CMBS trust. The same CMBS bonds may be referenced in multiple pools. The Company’s structured CMBS pools are static, meaning that the collateral pool of securitizations cannot be and has not been changed since the origination of the policy. Most transactions comprised similarly rated underlying tranches at inception. The deductible for each transaction varies according to the ratings of the underlying collateral. For example, a transaction which comprised originally BBB rated underlying CMBS bonds would typically include a 30-35% deductible to MBIA Corp.’s position whereas a transaction comprising all originally AAA rated underlying CMBS bonds would typically have required a 5-10% deductible.

Original deductibles for our structured CMBS pools ranged from 5.0% to 82.3%. As of December 31, 2013, the deductibles for these transactions ranged from 0% to 83.1%. Deductibles are eroded as bonds experience realized losses which are ultimately due to liquidations of underlying loan collateral. During the second, third, and fourth quarters of 2013, we paid claims on a CMBS pool transaction which experienced deterioration such that all of the remaining deductible was eliminated. We expect to experience additional claims on this transaction.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As of December 31, 2013, we have significantly reduced our exposure to pools comprised of 2006 and 2007 vintage CMBS collateral originally rated BBB. As of December 31, 2013, we had exposure to four static CMBS pools, having $760 million of gross par outstanding, that were originally insured in 2006 and 2007, and in which substantially all of the underlying collateral comprised CMBS tranches originally rated BBB and lower. We are currently paying claims on one of these pools with an insured gross par exposure of $391 million as of December 31, 2013, that is comprised of 2004, 2005 and 2006 vintage collateral. The three other pools either have collateral originated before the 2006 and 2007 period or have terms under which any claim payments would not be due until at least 2040. Additionally, we insure two static CMBS pools, totaling $3.0 billion of gross par outstanding as of December 31, 2013, that were originally insured in 2007, and are comprised of CMBS collateral which was originally rated A. Subsequent to December 31, 2013, these two CMBS pools were commuted. Ultimate loss rates remain uncertain. If the economy does not continue to improve, it is possible that we will experience severe losses, particularly if the underlying loans are unable to pay off at their expected maturity dates. Although we believe MBIA Corp. will have adequate resources to pay expected claims, there can be no assurance that this will be the case. The remaining insured structured CMBS pools primarily consists of transactions backed by collateral originally rated AAA and originated in 2004, 2005, 2006 or 2007.

Delinquencies increased markedly in the CRE market during and immediately after the economic crisis, however they have stabilized over the last twelve months. As of December 31, 2013, 30-day and over delinquencies in the fixed-rate conduit CMBS market were 7.3%, and in MBIA Corp.’s insured static pooled CMBS portfolio were 10.5%. The higher delinquency rate in MBIA Corp.’s portfolio was primarily due to a concentration in the 2006 and early 2007 vintages. Additionally, the market includes newer vintage transactions from 2010 to 2012, which have virtually no material delinquencies. Although we have also seen stabilization in the delinquency rate over the past several months, some of the moderation is attributable to increased liquidations, and loan modifications and extensions granted by the special servicers. The special servicers are responsible for managing loans that have defaulted and for conducting the remediation and foreclosure process with the objective of maximizing proceeds for all bondholders by avoiding or minimizing loan level losses.

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

CRE CDOs

As of December 31, 2013, our gross par exposure to CRE CDOs totaled $1.2 billion and represented approximately 2% of MBIA Corp.’s total gross par insured. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt, and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. These transactions benefit from typical CDO structural features such as cash diversion triggers, collateral quality tests, and manager replacement provisions. MBIA Corp. guarantees timely interest and ultimate principal of these CDOs. As with our other insured CDOs, these transactions were structured with credit protection originally rated triple-A, or a multiple of triple-A, below our guarantee. As of December 31, 2013, our CRE CDO insured portfolio did not contain any CDOs of ABS exposures. Some of the CRE CDO transactions do contain some RMBS collateral, but overall this comprises less than 1% of the collateral in the CRE CDO portfolio. To the extent losses do occur on these transactions, the payments are due at the maturity date, which range from the years 2036 through 2056. Current subordination levels are between 0% and 61%.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Loss Remediation Transactions

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

U.S. Public Finance and Structured Finance and International Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of December 31, 2013 for our U.S. public finance and structured finance and international insurance operations:

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/ Trust Accounts	Reinsurance Recoverable(1)
Assured Guaranty Re Ltd.	AA- (Stable Outlook)	Baa1 (Stable Outlook)	$4,052	$30	$—
Assured Guaranty Corp.	AA- (Stable Outlook)	A3 (Stable Outlook)	2,630	—	8
Overseas Private Investment Corporation	AA+ (Stable Outlook)	Aaa (Stable Outlook)	324	—	—
Others	A+ or above	A2 or above	126	2	—

Total			$7,132	$32	$8

(1)—Total reinsurance recoverable is primarily recoverables on unpaid losses.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of December 31, 2013, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $7.1 billion compared with $3.4 billion as of December 31, 2012. As of December 31, 2013, $5.7 billion of the ceded par outstanding was ceded from our U.S. public finance insurance segment and $1.4 billion was ceded from our structured finance and international insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. As of December 31, 2013, the total amount for which National would be liable in the event that the reinsurers of MBIA Corp. were unable to meet their obligations was $1.4 billion.

In August of 2013, the novation agreement between FGIC and National, whereby FGIC transfers, by novation, to National all the rights and liabilities under each of the policies covered under a reinsurance agreement with FGIC, became effective. This novation agreement includes covered policies that previously benefited from the reinsurance agreement and second-to-pay policies entered into by MBIA Insurance Corporation in 2008 that were subsequently assigned to and reinsured by National in 2009. As a result of this novation, National is now the primary insurer under these policies. The amount of third-party reinsurance available to National via the novation agreement totals $4.3 billion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Advisory Services

Our asset management advisory business is primarily conducted through Cutwater. Cutwater offers advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its other subsidiaries. In 2013, management substantially exited the advisory and asset management business in the European Union.

The following table summarizes the results and assets under management of our advisory services segment for the years ended December 31, 2013, 2012 and 2011. These results include revenues and expenses from transactions with the Company’s insurance, corporate, and wind-down operations.

	Years Ended December 31,			Percent Change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Fees	$42	$55	$67	-24%	-18%
Net gains (losses) on financial instruments at fair value and foreign exchange	1	(1)	—	n/m	n/m

Total revenues	43	54	67	-20%	-19%
Operating expenses	60	59	64	2%	-8%

Pre-tax income (loss)	$(17)	$(5)	$3	n/m	n/m

Ending assets under management:
Third-party	$12,741	$17,599	$22,284	-28%	-21%
Insurance and corporate	7,410	7,294	7,722	2%	-6%
Asset/liability products and conduits	3,746	4,887	4,454	-23%	10%

Total ending assets under management	$23,897	$29,780	$34,460	-20%	-14%

n/m—Percent change not meaningful.

For the year ended December 31, 2013, the unfavorable change in pre-tax income (loss) compared with 2012 was primarily driven by a decrease in fees due to declines in asset balances managed for third parties and our other segments.

For the year ended December 31, 2012, the decrease in pre-tax income (loss) compared with 2011 was primarily driven by a decrease in fees due to declines in third-party managed asset balances, partially offset by a decrease in operating expenses due to lower legal, auditing and consulting expenses.

Average third-party assets under management for the years ended December 31, 2013, 2012 and 2011 were $15.9 billion, $19.1 billion and $24.9 billion, respectively. These decreases were principally due to declines in our pool products and CDO management business.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the years ended December 31, 2013, 2012 and 2011. These results include revenues and expenses that arise from general corporate activities and from providing support to our other segments.

	Years Ended December 31,			Percent Change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net investment income	$20	$14	$2	43%	n/m
Fees	92	177	154	-48%	15%
Net gains (losses) on financial instruments at fair value and foreign exchange	12	18	23	-33%	-22%
Net investment losses related to other-than-temporary impairments	—	(4)	(8)	-100%	-50%
Net gains (losses) on extinguishment of debt	—	(2)	—	-100%	n/m
Other net realized gains (losses)	—	5	25	-100%	-80%
Revenues of consolidated VIEs:
Other net realized gains (losses)	(10)	—	—	n/m	n/m

Total revenues	114	208	196	-45%	6%

Operating	166	123	114	35%	8%
Interest	48	57	58	-16%	-2%

Total expenses	214	180	172	19%	5%

Pre-tax income (loss)	$(100)	$28	$24	n/m	17%

n/m—Percent change not meaningful.

FEES Fees are generated from support services provided to business units within the Company on a fee-for-service basis. The changes in fees for the periods presented were primarily related to differences in fees paid by our conduit segment for administrative and other services. For the years ended December 31, 2013, 2012, and 2011, these fees were $25 million, $95 million, and $66 million, respectively. Such fees may vary significantly from period to period.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The changes in net gains (losses) on financial instruments at fair value and foreign exchange for the year ended December 31, 2013 compared with 2012 and 2011 were primarily due to the changes in the fair value of outstanding warrants issued on MBIA Inc. common stock. These changes were attributable to fluctuations in MBIA Inc.’s stock price and volatility, which are used in the valuation of the warrants.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains and losses for the years ended December 31, 2012 and 2011, consisted of insurance recoveries received from our directors’ and officers’ insurance policy. These insurance recoveries reimbursed the Company for a portion of the expenses incurred by the Company related to private securities litigation.

REVENUES OF CONSOLIDATED VIEs For the year ended December 31, 2013, total revenues of consolidated VIEs related to net losses as a result of the deconsolidation of VIEs.

OPERATING EXPENSES Operating expenses for the year ended December 31, 2013 increased compared with 2012 due to an increase in compensation expense related to severance and expenses related to the BofA Settlement Agreement.

INTEREST EXPENSE Interest expense for the year ended December 31, 2013 decreased compared with 2012 due to the repurchase of approximately $172 million of our 5.700% Senior Notes due 2034 in November of 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Wind-down Operations

We operate an asset/liability products business in which we historically issued debt and investment agreements insured by MBIA Corp. to capital markets and municipal investors. The proceeds of the debt and investment agreements were used initially to purchase assets that largely matched the duration of those liabilities. We also operate a conduit business in which we historically funded transactions by issuing debt insured by MBIA Corp. The rating downgrades of MBIA Corp. resulted in the termination and collateralization of certain derivatives and investment agreements and, together with the rising cost and declining availability of funding and liquidity within many of the asset classes in which proceeds were invested, caused the Company to begin winding down its asset/liability products and conduit businesses in 2008. Since the downgrade of MBIA Corp., we have not issued debt in connection with either business and, as a result, the outstanding liquidity balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate or are repurchased or redeemed by us.

Asset/Liability Products

The following table presents the results of our asset/liability products segment for the years ended December 31, 2013, 2012 and 2011. These results include revenues and expenses from transactions with the Company’s other segments.

	Years Ended December 31,			Percent Change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net investment income	$24	$43	$85	-44%	-49%
Net gains (losses) on financial instruments at fair value and foreign exchange	(23)	(176)	(284)	-87%	-38%
Net investment losses related to other-than-temporary impairments	—	(56)	(31)	-100%	81%
Net gains (losses) on extinguishment of debt	22	2	24	n/m	-92%
Other net realized gains (losses)	—	1	(36)	-100%	-103%
Revenues of consolidated VIEs:
Net investment income	—	—	(7)	n/m	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	—	—	12	n/m	-100%
Other net realized gains (losses)	—	—	40	n/m	-100%

Total revenues	23	(186)	(197)	-112%	-6%

Operating	8	16	12	-50%	33%
Interest expense	77	103	131	-25%	-21%

Total expenses	85	119	143	-29%	-17%

Pre-tax income (loss)	$(62)	$(305)	$(340)	-80%	-10%

n/m—Percent change not meaningful.

NET INVESTMENT INCOME The decreases in net investment income for the year ended December 31, 2013 compared with 2012 and 2011 were primarily due to lower average asset balances as investments were sold to generate liquidity and repay liabilities.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the year ended December 31, 2013 compared with 2012 was primarily the result of derivative gains in 2013 compared with losses in 2012 and a decline in losses related to the sale of investments, partially offset by higher losses on medium-term notes (“MTNs”) carried at fair value. The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the year ended December 31, 2012 compared with 2011 was primarily due to a decline in losses on derivatives and financial instruments, partially offset by adverse foreign currency exchange rates on the U.S. dollar.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS The Company has an ongoing review process for all securities to assess whether a decline in value is related to a credit loss. The Company utilizes cash flow modeling for purposes of assessing OTTI. Net investment losses related to OTTI for the year ended December 31, 2012 increased from December 31, 2011 primarily due to impairing certain securities to their fair values, as it was our intent to sell these securities before a recovery of their fair values to amortized cost. Refer to the “Liquidity” section included herein for additional information about impaired investments.

NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT For the years ended December 31, 2013, 2012 and 2011, net gains (losses) on extinguishment of debt were primarily due to gains from terminations of MTNs and investment agreements issued by the Company.

INTEREST EXPENSE The decreases in interest expense for the year ended December 31, 2013 compared with 2012 and 2011 were primarily due to the continued maturity and repurchases of liabilities by the Company.

Conduits

The following table presents the results of our conduit segment for the years ended December 31, 2013, 2012 and 2011. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	Years Ended December 31,			Percent Change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues of consolidated VIEs:
Net investment income	$3	$12	$16	-75%	-25%
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	—	—	n/m	n/m
Net gains (losses) on extinguishment of debt	1	49	—	-98%	n/m

Total revenues	1	61	16	-98%	n/m

Expenses of consolidated VIEs:
Operating	27	98	68	-72%	44%
Interest	5	12	17	-58%	-29%

Total expenses	32	110	85	-71%	29%

Pre-tax income (loss)	$(31)	$(49)	$(69)	-37%	-29%

n/m—Percent change not meaningful.

Our conduit segment is operated through Meridian. Certain of MBIA’s consolidated subsidiaries have received compensation for services provided to Meridian.

For the year ended December 31, 2013, total revenues decreased compared with 2012 primarily due to a reduction in net gains from repurchases of debt issued by Meridian. Total expenses decreased compared with 2012 primarily due to a decline in fees paid to our corporate segment for administrative and other services.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the years ended December 31, 2013, 2012 and 2011 are presented in the following table:

	Years Ended December 31,
In millions	2013	2012	2011
Pre-tax income (loss)	$416	$1,598	$(2,239)
Provision (benefit) for income taxes	$166	$364	$(920)
Effective tax rate	39.9%	22.8%	41.1%

For the year ended December 31, 2013, our effective tax rate applied to our pre-tax income was higher than the U.S. statutory tax rate of 35% primarily due to the provision for deferred taxes on a basis difference created by unremitted earnings of certain foreign subsidiaries, non-deductibility of warrants issued by the Company, and other taxes. These items are partially offset by a benefit for the reduction in our valuation allowance against our deferred tax asset.

For the year ended December 31, 2012, our effective tax rate applied to our pre-tax income was lower than the U.S. statutory tax rate of 35% primarily due to a reversal of a portion of the Company’s valuation allowance against its deferred tax asset and a net tax benefit related to an out-of-period adjustment. Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for a discussion of the out-of-period adjustment.

For the year ended December 31, 2011, our effective tax rate applied to our pre-tax loss was higher than the U.S. statutory rate of 35%. Included in the December 31, 2011 effective tax rate were tax benefits resulting from the reversal of a portion of our valuation allowance and tax-exempt interest income from investments.

Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the Company’s valuation allowance against deferred tax assets and its accounting for tax uncertainties.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Insurance Corporation. Total capital resources were $4.8 billion as of December 31, 2013 and 2012. MBIA Inc. utilizes its capital resources to support the business activities of its subsidiaries. As of December 31, 2013, MBIA Inc.’s investments in subsidiaries totaled $3.9 billion.

In addition, MBIA Inc. also supports the MTN and investment agreement obligations originally issued by our asset/liability products segment. MBIA Inc. seeks to maintain sufficient liquidity and capital resources to meet its general corporate needs, including those of its asset/liability products segment, which are in wind-down. As of December 31, 2013 and 2012, the combined net debt of MBIA Inc.’s corporate segment and asset/liability products segment, which primarily comprised long-term debt, MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost and a tax receivable from subsidiaries, totaled $1.1 billion and $1.2 billion, respectively. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its net debt and its general corporate needs over time from distributions from its operating subsidiaries. In addition, the Company may also consider raising third-party capital. There can be no assurance that the aforementioned factors will generate sufficient cash to satisfy its net debt. Refer to the following “Liquidity—MBIA Inc. Liquidity” section for additional information about MBIA Inc.’s liquidity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

Securities Repurchases

Repurchases of debt and common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We may also choose to redeem debt obligations where permitted by the relevant agreements. We believe that debt and share repurchases and redemptions can be an appropriate deployment of capital in excess of amounts needed to support our liquidity while maintaining the CPR of MBIA Insurance Corporation and National as well as other business needs.

Debt securities

MBIA Inc. or its subsidiaries may repurchase or redeem their outstanding debt at prices that we deem to be economically advantageous. During 2013, we redeemed $506 million par value outstanding of MTNs issued by our conduit segment at a cost of approximately 100% of par value. In addition, we also repurchased approximately $192 million par value outstanding of GFL MTNs issued by our asset/liability segment at a weighted average cost of approximately 91% of par value.

In connection with the BofA Settlement Agreement in May of 2013, MBIA Insurance Corporation received $136 million principal amount of the 5.70% Senior Notes due 2034 as partial consideration for the settlement. These notes were subsequently transferred to National. On a consolidated basis, receipt of these notes by the Company reduced its outstanding debt.

During 2012, we repurchased approximately $172 million of our 5.700% Senior Notes due 2034 in privately negotiated reverse inquiry transactions at a weighted average cost of approximately 100% of par value. In addition, we also repurchased $468 million par value outstanding of MTNs issued by our conduit segment at a weighted average cost of approximately 89% of par value.

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by, the State of New York. MBIA UK Insurance Limited is authorized by the Prudential Regulation Authority and regulated by the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of U.S. STAT and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct. U.S. STAT differs from GAAP in a number of ways. Refer to the statutory accounting practices note to consolidated financial statements of National and MBIA Corp. within exhibits 99.1 and 99.2, respectively, of this annual report on Form 10-K for an explanation of the differences between U.S. STAT and GAAP.

National

Capital and Surplus

National reported total statutory capital of $3.3 billion as of December 31, 2013 compared with $3.2 billion as of December 31, 2012. As of December 31, 2013, statutory capital comprised $1.2 billion of contingency reserves and $2.1 billion of policyholders’ surplus. The increase in National’s statutory capital is primarily due to statutory net income of $256 million for the year ended December 31, 2013. Consistent with our plan to transform our insurance business, the Company received approval from the NYSDFS to reset National’s unassigned surplus to zero, which was effective January 1, 2010. As of December 31, 2013, National’s unassigned surplus was $1.5 billion. In October of 2010, the plaintiffs in the litigation challenging the establishment of National initiated a court proceeding challenging the approval of the surplus reset. Subsequent to the BofA Settlement Agreement and the Societe Generale settlement, all litigation brought originally by the group of eighteen domestic and international financial institutions, related to the establishment of National, has been resolved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Insurance Corporation—Capital and Surplus” section for additional information about contingency reserves under the New York Insurance Law (“NYIL”). National’s policyholders’ surplus would grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, dividends and incurred losses would reduce policyholders’ surplus. As of December 31, 2013 and 2012, National was not in compliance with its single risk limits requirements but was in compliance with its aggregate risk limits.

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

National had a positive earned surplus as of December 31, 2013, which provides National with dividend capacity. In connection with the court proceeding challenging the approval of the National surplus reset described above, we agreed that National would not pay dividends while the proceeding was adjourned. This agreement terminated in connection with the resolution of the proceeding. In addition, in connection with the approval of a release of excessive contingency reserves during 2011 for MBIA Insurance Corporation, the Company agreed that National would not pay dividends without the prior regulatory approval of the NYSDFS prior to July 19, 2013. Finally, as a condition to the NYSDFS’ approval of the simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) between MBIA Inc. and National, the NYSDFS requested that, until the notional amount of the Asset Swap has been reduced to 5% or less of National’s admitted assets, each of MBIA Inc., MBIA Insurance Corporation and National provide the NYSDFS with three months prior notice, or such shorter period as the NYSDFS may permit, of its intent to initiate cash dividends on shares of its common stock. National provided the NYSDFS with such notice. In October of 2013, National declared and paid a dividend of $214 million to its ultimate parent, MBIA Inc.

National’s statutory policyholders’ surplus was lower than its GAAP shareholder’s equity by $1.6 billion as of December 31, 2013. U.S. STAT differs from GAAP in certain respects. Refer to “Note 11: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of National within exhibit 99.1 of this annual report on Form 10-K for an explanation of the differences between U.S. STAT and GAAP.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of December 31, 2013 and 2012 are presented in the following table:

In millions	As of December 31, 2013	As of December 31, 2012
Policyholders’ surplus	$2,086	$1,999
Contingency reserves	1,172	1,249

Statutory capital	3,258	3,248

Unearned premium reserve	1,678	2,041
Present value of installment premiums (1)	226	217

Premium resources (2)	1,904	2,258

Net loss and LAE reserves (1)	(87)	(109)
Salvage reserves	177	262

Gross loss and LAE reserve	90	153

Total claims-paying resources	$5,252	$5,659

(1)—Calculated using a discount rate of 3.14% and 4.54% as of December 31, 2013 and 2012, respectively.

(2)—Includes financial guarantee and insured credit derivative related premiums.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $825 million as of December 31, 2013 compared with $1.5 billion as of December 31, 2012. As of December 31, 2013, statutory capital comprised $422 million of contingency reserves and $403 million of policyholders’ surplus. For the year ended December 31, 2013, MBIA Insurance Corporation had a statutory net loss of $494 million, primarily due to losses and LAE incurred partially offset by net premiums earned. MBIA Insurance Corporation’s policyholders’ surplus as of December 31, 2013 included a negative unassigned surplus of $1.6 billion. As of December 31, 2013, MBIA Insurance Corporation’s policyholders’ surplus was negatively impacted by $129 million because under NYIL it was not permitted to treat as an admitted asset the portion of its investment in subsidiaries in excess of the greater of 50% of policyholders’ surplus or 60% of surplus. This overage was caused by a decrease in MBIA Insurance Corporation’s policyholders’ surplus due to additional insured losses during the second half of 2013. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred and the percentage of its assets invested in subsidiaries continues to increase.

As of December 31, 2013, MBIA Insurance Corporation recognized estimated recoveries of $227 million, net of reinsurance and income taxes at a rate of 35%, on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions and $770 million related to excess spread recoveries. These expected insurance recoveries represented 108% of MBIA Insurance Corporation’s statutory capital as of December 31, 2013. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Executive Overview—MBIA Corp.” included herein for factors that may influence MBIA Corp.’s ability to realize these recoveries.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. MBIA Insurance Corporation’s policyholders’ surplus would grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. In addition, MBIA Insurance Corporation’s policyholders’ surplus could be enhanced by the settlement, commutation or repurchase of insured transactions at prices less than its statutory loss reserves for such transactions. Conversely, dividends or incurred losses or an inability to collect on our excess spread recoveries or ineligible mortgage loan put-back claims would reduce policyholders’ surplus.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves, and 50% of its loss reserves and unearned premium reserves, in certain qualifying assets. Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As of December 31, 2013, MBIA Insurance Corporation satisfied its contingency reserve requirements.

As of December 31, 2013, MBIA Insurance Corporation exceeded its aggregate risk limits under the NYIL by $233 million. The overage was caused by the decrease in statutory capital described above. MBIA Insurance Corporation plans to notify the NYSDFS of the overage and submit a plan to achieve compliance with the limits in accordance with the NYIL. If MBIA Insurance Corporation is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations. In 2013 and 2012, MBIA Insurance Corporation reported additional overages to the NYSDFS with respect to its single risk limits due to changes in its statutory capital.

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

MBIA Insurance Corporation’s statutory policyholders’ surplus is lower than its GAAP shareholders’ equity by $319 million as of December 31, 2013. U.S. STAT differs from GAAP in certain respects. Refer to “Note 14: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of MBIA Corp. within exhibit 99.2 of this annual report on Form 10-K for an explanation of the differences between U.S. STAT and GAAP.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

MBIA Insurance Corporation’s CPR and components thereto, as of December 31, 2013 and 2012 are presented in the following table:

In millions	As of December 31, 2013	As of December 31, 2012
Policyholders’ surplus	$403	$965
Contingency reserves	422	493

Statutory capital	825	1,458

Unearned premium reserve	535	600
Present value of installment premiums (1)	850	1,035

Premium resources (2)	1,385	1,635

Net loss and LAE reserves (1)	103	(2,448)
Salvage reserves (3)	1,148	4,628

Gross loss and LAE reserve	1,251	2,180

Total claims-paying resources	$3,461	$5,273

(1)—Calculated using a discount rate of 5.09% and 5.72% as of December 31, 2013 and 2012, respectively.

(2)—Includes financial guarantee and insured credit derivative related premiums.

(3)—This amount primarily consists of expected recoveries related to the Company’s put-back claims.

LIQUIDITY

We have utilized a liquidity risk management framework, the primary objectives of which are to match liquidity resources to needs. We monitor our cash and liquid asset resources using stress-scenario testing. Members of MBIA’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity cushions on an enterprise-wide basis. We evaluate and manage liquidity on a legal-entity basis to take into account the legal, regulatory and other limitations on available liquidity resources within the enterprise. During the financial crisis and recession, the Company used intercompany lending agreements to match liquidity sources with uses. Today, we believe that our resources include capital market access that largely eliminates the need for such intercompany lending agreements.

The majority of our liquidity management efforts focus on:

•	The liquidity resources of MBIA Inc., which must meet the scheduled principal and interest on its corporate debt, investment agreements and GFL MTNs; payments on derivative contracts; and ongoing operating expense needs. In addition, the liquidity resources of MBIA Inc. are subject to collateralization requirements in connection with the liabilities it has issued to third parties and affiliates and in connection with third-party derivative contracts. Refer to the “MBIA Inc. Liquidity” section below for additional information about MBIA Inc. liquidity.

•	The liquidity resources of MBIA Insurance Corporation, which are subject to: ongoing payments related to RMBS exposures; payments on its remaining CMBS exposures, due to the deterioration in such exposures; payments to counterparties in consideration for the commutation of insured transactions; and payments on insured exposures that in some cases may be large bullet payments. Refer to the “MBIA Corp. Liquidity” section below for additional information about MBIA Insurance Corporation liquidity.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Key Lending Agreements

Below is a description of certain intercompany and third-party lending agreements.

Ongoing Intercompany Lending Agreements

Asset Swap

National maintains the Asset Swap with MBIA Inc. which was amended in 2009 to replace MBIA Insurance Corporation with National. The Asset Swap provides MBIA Inc. with eligible assets to pledge under investment agreements and derivative contracts in the asset/liability products business. As of December 31, 2013, the notional amount utilized under each of these agreements was $447 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $465 million and $473 million, respectively. The net average interest rate on these transactions was 0.24%, 0.44% and 0.34% for the years ended December 31, 2013, 2012 and 2011, respectively.

Advances Agreement

MBIA Inc., National, MBIA Insurance Corporation and certain other subsidiaries are party to an intercompany advances agreement that was established in 2001, which permits MBIA Insurance Corporation to make or accept advances from MBIA Inc., National and other MBIA group companies that are party to the agreement at a rate per annum equal to the London Interbank Offered Rate (“LIBOR”) plus .25%, in the case of advances to or from MBIA Insurance Corporation and National, or LIBOR minus .10% in the case of advances from any other MBIA group company. Advances may not exceed 3% of either MBIA Insurance Corporation’s or National’s admitted assets as of the last year end. During 2013 and 2012, there were no amounts drawn under this agreement.

Terminated Lending Agreements

Blue Ridge Secured Loan

The Blue Ridge Secured loan was repaid and terminated in the fourth quarter of 2013. In connection with the BofA Settlement Agreement in May of 2013, MBIA Insurance Corporation and Blue Ridge Investments, L.L.C. (“Blue Ridge”), an affiliate of Bank of America, entered into the Blue Ridge Secured Loan, pursuant to which Blue Ridge agreed to make revolving loans to MBIA Insurance Corporation in an aggregate amount of up to $500 million. During 2013, MBIA Insurance Corporation borrowed $70 million under this facility. MBIA Insurance Corporation used approximately $72 million of the proceeds from the sale of the ResCap Claims to repay all outstanding borrowings plus accrued interest and related expenses under the Blue Ridge Secured Loan. In addition, the Blue Ridge Secured Loan was terminated as a result of the sale of the ResCap Claims since the aggregate proceeds of the sale exceeded the Blue Ridge Secured Loan commitment amount, which was reduced to zero under the terms of the facility. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a discussion of the Blue Ridge Secured Loan and ResCap Claims.

National Secured Loan

The National Secured Loan was repaid and terminated in the second quarter of 2013. In 2011, National provided a $1.1 billion National Secured Loan to MBIA Insurance Corporation in order to enable MBIA Insurance Corporation to fund settlements and commutations of its insurance policies. This loan was approved by the NYSDFS as well as by the boards of directors of MBIA Inc., MBIA Insurance Corporation and National. During 2012, MBIA Insurance Corporation borrowed an additional $443 million under the National Secured Loan with the approval of the NYSDFS at the same terms as the original loan to fund additional commutations of its insurance policies. In connection with the BofA Settlement Agreement, in May of 2013, MBIA Insurance Corporation repaid this loan in full and it was extinguished.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

MBIA Inc. Liquidity

MBIA Inc.’s liquidity resources support our corporate and asset/liability products segments. The activities of MBIA Inc. consist of holding and managing investments, servicing outstanding corporate debt instruments, investment agreements and MTNs issued by the asset/liability products and conduit segments, posting collateral under financing and hedging arrangements and investment agreements, making payments and collateral postings related to interest rate and foreign exchange swaps, and paying operating expenses. The primary sources of cash within MBIA Inc. used to meet its liquidity needs include available cash and liquid assets not subject to collateral posting requirements, scheduled principal and interest on assets held in its investment portfolio, dividends from subsidiaries, payments under tax sharing agreements with these subsidiaries (once the payments become unrestricted) and the ability to issue debt and equity. There can be no assurance as to the amount and timing of any such dividends or payments under the tax sharing agreements. We provided the NYSDFS with notice of our intention to have National pay a dividend and in October of 2013, National declared and paid a dividend of $214 million to its ultimate parent, MBIA Inc. Refer to the “Capital Resources—Insurance Statutory Capital” section for additional information on this dividend.

MBIA Inc.’s corporate debt, investment agreements, derivatives and the GFL MTNs may be accelerated by the holders of such instruments upon the occurrence of certain events, such as a breach of covenant or representation, and in the following circumstances:

•	Corporate debt: bankruptcy of MBIA Inc. or, for certain instruments, the filing of an insolvency proceeding with respect to National;

•	Investment agreements: bankruptcy of MBIA Inc. or the filing of an insolvency proceeding with respect to MBIA Insurance Corporation, and in certain circumstances bankruptcy of MBIA Inc. and the filing of an insolvency proceeding with respect to MBIA Insurance Corporation;

•	Derivatives: bankruptcy of MBIA Inc.;

•	GFL MTNs: bankruptcy of GFL or the filing of an insolvency proceeding with respect to MBIA Insurance Corporation; and

•	GFL Loans to MBIA Inc.: bankruptcy of MBIA Inc.

Refer to “Note 12: Business Segments” in the Notes to Consolidated Financial Statements for a description of the GFL loans and MTNs. In the event of any acceleration of our obligations, including under our corporate debt, investment agreements, GFL MTNs, or derivatives, we likely would have insufficient resources to pay amounts due.

During 2013, pursuant to the tax sharing agreement, National settled its taxes related to the 2012 tax year of $57 million with MBIA Inc. In addition, National paid to MBIA Inc. estimated 2013 taxes of $111 million. Consistent with the tax sharing agreement, this amount was placed in an escrow account until the expiration of National’s two-year net operating loss (“NOL”) carry-back period under U.S. tax rules. At the expiration of National’s carry-back period, any funds remaining after any reimbursement to National in respect of any NOL carry-backs would be available for general corporate purposes, including to satisfy any other obligations under the tax sharing agreement. During 2013, MBIA Inc. received $115 million that was previously held in escrow under the MBIA group tax sharing agreement. The amount represents National’s liability under the tax sharing agreement for the 2010 tax year, and was released pursuant to the terms of the agreement following the expiration of National’s two-year NOL carry-back period under U.S. tax rules. As of December 31, 2013, $498 million remained in escrow for the 2011 through the 2013 tax years. In January of 2014, we released $160 million of this escrow related to the 2011 tax year to MBIA Inc. We expect to release up to $228 million of this escrow related to the 2012 tax year in 2015 which will further increase MBIA Inc.’s liquidity position.

MBIA Inc. is subject to material liquidity risks and uncertainty. To mitigate these risks, we seek to maintain cash and liquidity resources that we believe will be sufficient to make all payments due on our obligations and to meet other financial requirements, such as posting collateral.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Liquidity risk within MBIA Inc. is primarily a result of the following factors:

•	Currently, the majority of the cash and securities of MBIA Inc. is pledged against investment agreement liabilities, intercompany financing arrangements and derivatives, which limit its ability to raise liquidity through asset sales. A significant portion of MBIA Inc.’s assets that are pledged against intercompany financing arrangement liabilities are structured finance securities which have been particularly susceptible to price fluctuations during periods of market volatility. In addition, if the market value or rating eligibility of the assets which are pledged against MBIA Inc.’s obligations were to decline, we would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities.

•	MBIA Inc. has a net debt, which comprised long-term debt, MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost and a tax receivable from subsidiaries, of $1.1 billion as of December 31, 2013. There is uncertainty of the timing and amount of cash inflows from dividends and tax sharing agreement payments paid by MBIA’s principal operating subsidiaries to service these liabilities. Refer to the “Capital Resources-Insurance Statutory Capital” section for a discussion on our insurance subsidiaries’ dividend restrictions.

Because most of MBIA Inc.’s assets are pledged against the obligations described above, the widening of credit spreads would have an adverse impact on the market value of these assets and increase collateralization requirements for the portfolio. The following table presents the estimated pre-tax change in the aggregate fair value of the asset/liability products business’ assets as of December 31, 2013 from instantaneous shifts in credit spread curves. This table assumes that all credit spreads move by the same amount; however, it is more likely that the actual changes in credit spreads will vary by investment sector and individual security. The table presents hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads.

	Change in Credit Spreads (Asset/Liability Products Business)
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$92	$30	$(28)	$(100)

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

As of December 31, 2013, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $359 million and comprised cash and liquid assets of $307 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $52 million not pledged directly as collateral for its asset/liability products activities. As of December 31, 2012, MBIA Inc. had $239 million of cash and liquid assets comprising $170 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $69 million not pledged directly as collateral for its asset/liability products activities. We believe this liquidity position provides MBIA Inc. with sufficient funds to cover expected obligations at least through the next twelve months.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

MBIA Corp. Liquidity

Liquidity available in the structured finance and international insurance segment is affected by our ability to collect on recoveries associated with loss payments, the persistency of installment premiums, investment results, the payment of claims on insured exposures, payments made to commute insured exposures, the repayment of outstanding borrowings, any unanticipated expenses, or the impairment or a significant decline in the fair value of invested assets. We may also experience liquidity constraints as a result of NYIL requirements that we maintain specified, high quality assets to back our reserves and surplus.

MBIA Corp.’s liquidity position has been substantially strengthened as a result of the BofA Settlement Agreement, including the elimination of potential claims on Bank of America/Merrill Lynch CMBS exposures and the sale of the ResCap Claims. Since the fourth quarter of 2007 through December 31, 2013, MBIA Corp. has collected $3.9 billion in cash and securities related to put-back recoveries. To date, the Company has resolved substantially all of its claims related to ineligible loans, with the exception of those loans securitized by Credit Suisse. MBIA Corp. has recorded expected excess spread recoveries of $871 million as of December 31, 2013, associated with insured second-lien RMBS issues, including recoveries related to consolidated VIEs. There can be no assurance that we will be successful or that we will not be delayed in realizing any of these recoveries. Also, since the fourth quarter of 2007 through December 31, 2013, MBIA Corp. has collected $236 million of excess spread before reinsurance related to insured second-lien RMBS issues.

Since the fourth quarter of 2007 through December 31, 2013, MBIA Corp. has made $13.5 billion of cash payments, before reinsurance and collections and excluding LAE (including payments made to debt holders of consolidated VIEs), associated with second-lien RMBS securitizations and with commutations and claim payments relating to CDS contracts. These cash payments include loss payments of $1.0 billion made on behalf of MBIA Corp.’s consolidated VIEs. Of the $13.5 billion, MBIA Corp. has paid $6.9 billion of gross claims (before reinsurance and collections and excluding LAE) on policies insuring second-lien RMBS securitizations, driven primarily by an extensive number of ineligible mortgage loans being placed in the securitizations in breach of the representations and warranties of the sellers/servicers. In addition, MBIA Corp. has paid $6.6 billion of gross settlement and claim payments (before reinsurance and collections and excluding LAE) on insured credit derivatives.

Liquidity needs within MBIA Corp. are primarily a result of the following factors:

•	Payment requirements for the structured finance and international financial guarantee contracts fall into three categories: (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; and (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted, which payments are unscheduled and therefore more difficult to predict, and which category applies to most of the transactions on which we have recorded loss reserves. Insured transactions that require payment in full of the principal insured at maturity could present liquidity risks for MBIA Corp. since payment of the principal is due at maturity but any salvage could be recovered over time after payment of the principal amount. MBIA Corp. has insured transactions with substantial principal amounts due at maturity that are scheduled to mature in the near term. MBIA Corp. expects the transactions to be repaid on or prior to the maturity date. MBIA Corp. is generally required to satisfy claims within one to three business days, and as a result seeks to identify potential claims in advance through our monitoring process. While our financial guarantee policies generally cannot be accelerated, thereby helping to mitigate liquidity risk, the insurance of CDS contracts may, in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS contracts, be subject to termination by the counterparty, triggering a claim for the fair value of the contract. In order to monitor liquidity risk and maintain appropriate liquidity resources, we use the same methodology as we use to monitor credit quality and losses within our insured portfolio, including stress scenarios. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of our loss process.

•	Our structured finance and international insurance segment also requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes. Refer to “Note 10: Debt” in the Notes to Consolidated Financial Statements for a discussion on the denied requests from the NYSDFS to pay interest on its surplus notes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

We believe that MBIA Corp.’s liquidity resources, including expected cash inflows, will adequately provide for anticipated cash outflows, including expected future claim payments. The liquidity position of MBIA Corp. has been stressed due to ongoing payments on second-lien RMBS exposures, payments on its remaining CMBS exposures and the payments to counterparties in consideration for the commutation of insured transactions, which have resulted in a substantial reduction of exposure and potential loss volatility. Depending on the amount of actual claims on the policies issued by MBIA Corp., including claims on insured exposures that in some cases may require large bullet payments, MBIA Corp. may not have sufficient liquid assets to pay such claims. Also, future commutation payments on insured transactions to counterparties will depend on management’s assessment of available liquidity or ability to secure other sources of financing. In addition, in the event of other unexpected liquidity requirements, we may have insufficient resources to meet our obligations or insufficient qualifying assets to support our surplus and reserves, and may seek to increase our cash holdings position through financing transactions, and there can be no assurance that we will be successful in generating sufficient cash to meet our obligations.

As of December 31, 2013, MBIA Corp. held cash and available-for-sale (“AFS”) investments of $1.6 billion, of which $827 million comprised cash and highly liquid assets that were immediately available to MBIA Insurance Corporation. Included in the $1.6 billion was $693 million of cash and AFS investments held by its subsidiaries and not currently available to MBIA Insurance Corporation. As of December 31, 2012, MBIA Corp. held cash and AFS investments of $1.3 billion, of which $345 million comprised cash and highly liquid assets that were immediately available to MBIA Insurance Corporation. Included in the $1.3 billion was $659 million of cash and AFS investments held by its subsidiaries and not currently available to MBIA Insurance Corporation.

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

As of December 31, 2013, National held cash and short-term investments of $665 million, of which $627 million was highly liquid and comprised highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds. As of December 31, 2012, National held cash and short-term investments of $470 million, of which $419 million was highly liquid and comprised commercial paper, money market funds, and highly rated municipal, U.S. agency and corporate bonds.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,			Percent Change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$1,829	$(1,027)	$(2,627)	n/m	-61%
Investing activities	(6)	4,195	4,007	-100%	5%
Financing activities	(1,566)	(2,811)	(1,877)	-44%	50%
Effect of exchange rate changes on cash and cash equivalents	11	—	—	n/m	n/m
Cash and cash equivalents—beginning of year	990	633	1,130	56%	-44%

Cash and cash equivalents—end of year	$1,258	$990	$633	27%	56%

n/m—Percent change not meaningful.

Operating activities

Net cash provided by operating activities increased in 2013 compared with 2012 primarily due to an increase in financial guarantee recoveries received of $2.4 billion as a result of the BofA Settlement and the sale of the ResCap Claims, a decrease in payments for losses and LAE of $452 million primarily due to reductions in payments for second-lien RMBS and a gaming related transaction, and a decrease in interest expense paid of $176 million as a result of the NYSDFS’ denial to approve interest payments on the surplus notes. These changes were partially offset by a decrease in cash received from investment income of $168 million due to sales of investments to fund claim and commutation payments. Net cash used by operating activities decreased in 2012 compared with 2011 primarily from a decrease in commutation and loss payments for insured credit derivative contracts and financial guarantee insurance policies of $2.0 billion. Partially offsetting this decrease was a reduction of $304 million in cash received from net investment income due to lower average asset balances and a decrease of $116 million from lower premiums due to the run-off of our insured portfolio, including from terminations of policies, with no new significant business written.

Investing activities

Net cash used by investing activities decreased in 2013 compared with 2012 primarily due to declines in proceeds from net sales and redemptions of securities and investments of $5.4 billion for purposes of funding commutation and loss payments, partially offset by a decline in purchases of fixed-maturity securities of $614 million and a reduction in collateral posting of $407 million. Net cash provided by investing activities increased in 2012 compared with 2011 primarily due to a decline in cash outflows from deconsolidating VIEs of $381 million. This increase was partially offset by an increase in collateral posting of $285 million.

Financing activities

Net cash used by financing activities decreased in 2013 compared with 2012 primarily due to decreases in payments of long-term debt related to our conduit segment of $537 million, drawdowns of investment agreements of $403 million and securities sold under agreements to repurchase of $287 million. Net cash used by financing activities increased in 2012 compared with 2011 primarily due to increases in the paydown of long-term debt related to our conduit segment of $475 million, drawdowns of investment agreements of $164 million and principal paydowns of debt related to financial guarantee VIEs of $129 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes increased cash and cash equivalents by $11 million during 2013. This increase was primarily driven by the strengthening of the Euro and the British pound sterling against the U.S. dollar from December 31, 2012 to December 31, 2013.

Investments

The following discussion of investments, including references to consolidated investments, excludes cash and investments reported under “Assets of consolidated variable interest entities” on our consolidated balance sheets. Cash and investments of VIEs support the repayment of VIE obligations and are not available to settle obligations of MBIA.

Our AFS investments comprise high-quality fixed-income securities and short-term investments. As of December 31, 2013 and 2012, the fair values of our consolidated AFS investments were $6.6 billion and $5.6 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of December 31, 2013 and 2012 were $1.2 billion and $814 million, respectively.

	As of December 31,	As of December 31,
In millions	2013	2012	Percent Change
Available-for-sale investments:
U.S. public finance insurance
Amortized cost	$4,640	$3,006	54%
Unrealized net gain (loss)	(105)	105	n/m

Fair value	4,535	3,111	46%

Structured finance and international insurance
Amortized cost	686	886	-23%
Unrealized net gain (loss)	10	22	-55%

Fair value	696	908	-23%

Corporate
Amortized cost	577	543	6%
Unrealized net gain (loss)	(56)	(36)	56%

Fair value	521	507	3%

Advisory services
Amortized cost	2	11	-82%
Unrealized net gain (loss)	—	—	—

Fair value	2	11	-82%

Wind-down operations
Amortized cost	783	1,039	-25%
Unrealized net gain (loss)	19	20	-5%

Fair value	802	1,059	-24%

Total available-for-sale investments:
Amortized cost	6,688	5,485	22%
Unrealized net gain (loss)	(132)	111	n/m

Total available-for-sale investments at fair value	6,556	5,596	17%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

	As of December 31,	As of December 31,
In millions	2013	2012	Percent Change
Investments carried at fair value:
U.S. public finance insurance
Amortized cost	136	190	-28%
Unrealized net gain (loss)	(7)	—	n/m

Fair value	129	190	-32%

Structured finance and international insurance
Amortized cost	27	27	—%
Unrealized net gain (loss)	2	3	-33%

Fair value	29	30	-3%

Corporate
Amortized cost	112	38	n/m
Unrealized net gain (loss)	(1)	(10)	-90%

Fair value	111	28	n/m

Advisory services
Amortized cost	5	4	25%
Unrealized net gain (loss)	—	—	n/m

Fair value	5	4	25%

Wind-down operations
Amortized cost	—	5	-100%
Unrealized net gain (loss)	—	—	n/m

Fair value	—	5	-100%

Total investments carried at fair value:
Amortized cost	280	264	6%
Unrealized net gain (loss)	(6)	(7)	-14%

Total investments carried at fair value	274	257	7%

Other investments at amortized cost:
U.S. public finance insurance operations segment	4	9	-56%
Structured finance and international insurance	1	—	n/m

Total other investments at amortized cost	5	9	-44%

Consolidated investments at carrying value	$6,835	$5,862	17%

n/m—Percent change not meaningful.

The fair value of the Company’s investments is based on prices which include quoted prices in active markets and prices based on market-based inputs that are either directly or indirectly observable, as well as prices from dealers in relevant markets. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates and general market credit spreads occurring after a fixed-income security is purchased, although other factors may also influence fair value, including specific credit-related changes, supply and demand forces and other market factors. When the Company holds an AFS investment to maturity, any unrealized gain or loss currently recorded in accumulated other comprehensive income (loss) in the shareholders’ equity section of the balance sheet is reversed. As a result, the Company would realize a value substantially equal to amortized cost. However, when investments are sold prior to maturity, the Company will realize any difference between amortized cost and the sale price of an investment as a realized gain or loss within its consolidated statements of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of December 31, 2013 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance		Structured Finance and International		Advisory Services		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Available-for-sale:
Aaa	$1,829	47%	$132	38%	$1	50%	$—	0%	$181	25%	$2,143	42%
Aa	1,197	31%	161	47%	—	0%	1	1%	108	15%	1,467	28%
A	595	15%	22	6%	—	0%	—	0%	204	28%	821	16%
Baa	139	3%	8	2%	1	50%	2	1%	204	28%	354	7%
Below investment grade	28	1%	18	5%	—	0%	155	83%	16	2%	217	4%
Not rated	123	3%	5	2%	—	0%	29	15%	15	2%	172	3%

Total	$3,911	100%	$346	100%	$2	100%	$187	100%	$728	100%	$5,174	100%
Short-term investments	617		349		—		334		71		1,371
Investments carried at fair value	129		29		5		111		—		274
Other investments	11		2		—		—		3		16

Consolidated investments at carrying value	$4,668		$726		$7		$632		$802		$6,835

As of December 31, 2013, the weighted average credit quality of the Company’s AFS investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations
Weighted average credit quality ratings	Aa	Aa	Aa	Below investment grade	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of December 31, 2013, Insured Investments at fair value represented $638 million or 9% of consolidated investments, of which $388 million or 6% of consolidated investments were Company-Insured Investments.

As of December 31, 2013, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the A range, and 3% of the total investment portfolio would be rated below investment grade in the Insured Investments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

The distribution of our Insured Investments by financial guarantee insurer as of December 31, 2013 is presented in the following table:

	U.S. Public Finance		Structured Finance and International		Corporate		Wind-Down Operations		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$—	0%	$—	0%	$106	2%	$117	2%	$223	4%
National	64	1%	—	0%	—	0%	101	1%	165	2%
Assured Guaranty Municipal Corp.	56	1%	—	0%	—	0%	123	2%	179	3%
Ambac Financial Group, Inc.	8	0%	—	0%	8	0%	24	0%	40	0%
FGIC	4	0%	3	0%	16	0%	6	0%	29	0%
Other	2	0%	—	0%	—	0%	—	0%	2	0%

Total	$134	2%	$3	0%	$130	2%	$371	5%	$638	9%

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

The underlying ratings of the Company-Insured Investments as of December 31, 2013 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions Underlying Ratings Scale	U.S. Public Finance Insurance	Corporate	Wind-down Operations	Total
National:
Aa	$29	$—	$15	$44
A	35	—	16	51
Baa	—	—	70	70

Total National	$64	$—	$101	$165

MBIA Corp.:
Aa	$—	$—	$57	$57
A	—	—	12	12
Baa	—	2	48	50
Below investment grade	—	104	—	104

Total MBIA Corp.	$—	$106	$117	$223

Total MBIA-Insured Investments	$64	$106	$218	$388

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of December 31, 2013, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range, the weighted average rating of only the Company-Insured Investments was in the Baa range, and investments rated as below investment grade in the Company-Insured Investments were 2% of the total consolidated investment portfolio.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Impaired Investments

As of December 31, 2013 and 2012, we held impaired AFS investments (investments for which fair value was less than amortized cost) with a fair value of $3.5 billion and $1.3 billion, respectively.

We analyze impaired investments within our investment portfolio for OTTI on a quarterly basis. Key factors considered when assessing OTTI include but are not limited to: (a) structural and economic factors among security types that represent our largest exposure to credit impairment losses; (b) the duration and severity of the unrealized losses (i.e., a decline in the market value of a security by 20% or more at the time of the review, or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period); and (c) the results of various cash flow modeling techniques. Our cash flow analysis considers all sources of cash, including credit enhancement, that support the payment of amounts owed by an issuer of a security. This includes the consideration of cash expected to be provided by financial guarantors, including MBIA Corp., resulting from an actual or potential insurance policy claim.

Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements for a detailed discussion about impaired investments.

Contractual Obligations

The following table summarizes the Company’s future estimated cash payments relating to contractual obligations as of December 31, 2013. Estimating these payments requires management to make estimates and assumptions regarding these obligations. The estimates and assumptions used by management are described below. Since these estimates and assumptions are subjective, actual payments in future periods may vary from those reported in the following table. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements for information about the Company’s exposure under insurance contracts.

	As of December 31, 2013
In millions	2014	2015	2016	2017	2018	Thereafter	Total
U.S. public finance insurance segment:
Gross insurance claim obligations	$29	$6	$7	$6	$10	$109	$167
Lease liability	1	—	—	—	—	—	1
Structured finance and international insurance segment:
Surplus notes	278	108	108	108	967	—	1,569
Gross insurance claim obligations	679	120	30	13	14	1,236	2,092
Lease liability	1	1	1	—	—	—	3
Advisory segment:
Lease liability	1	—	—	—	—	—	1
Corporate segment:
Long-term debt	38	38	38	38	38	844	1,034
Lease liability	1	1	1	1	1	1	6
Asset/liability products segment:
Investment agreements	155	62	66	74	34	677	1,068
Medium-term notes	54	222	157	78	87	1,603	2,201
Conduit segment:
Medium-term notes	1	2	3	5	6	192	209

Total	$1,238	$560	$411	$323	$1,157	$4,662	$8,351

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Gross insurance claim obligations represent the future value of probability-weighted payments MBIA expects to make (before estimated recoveries, reinsurance and the consolidation of VIEs) under insurance policies for which the Company has recorded loss reserves (financial guarantees) or has estimated credit impairments (insured derivatives). The discounted value of estimated payments included in the table, along with probability-weighted estimated recoveries and estimated negotiated early settlements, on policies accounted for as financial guarantee insurance contracts is reported as case basis reserves within “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. Insured derivatives are recorded at fair value and reported within “Derivative liabilities” on the Company’s consolidated balance sheets. Estimated potential claim payments on obligations issued by VIEs consolidated in our structured finance and international insurance segment are included within “Gross insurance claim obligations” in the preceding table. Obligations of these VIEs are collateralized by assets held by the VIEs, and investors in such obligations do not have recourse to the general credit of MBIA. As of December 31, 2013, VIE notes issued by issuer-sponsored consolidated VIEs totaled $5.6 billion, including $2.4 billion recorded at fair value, and are not considered contractual obligations of MBIA beyond MBIA’s insurance claim obligation. The Company’s involvement with VIEs is continually reassessed as required by consolidation guidance, and may result in consolidation or deconsolidation of VIEs in future periods. As the Company consolidates and deconsolidates VIEs, the amount of VIE debt obligations recorded on its balance sheet may change significantly.

Surplus notes, investment agreements, MTNs, and long-term debt include principal and interest and exclude premiums or discounts. Liabilities issued at discounts reflect principal due at maturity. Interest payments on floating rate obligations are estimated using applicable forward rates. Principal and interest on callable obligations or obligations that allow investors to withdraw funds prior to legal maturity are based on the expected call or withdrawal dates of such obligations. Liabilities denominated in foreign currencies are presented in U.S. dollars using applicable exchange rates as of December 31, 2013.

Included in structured finance and international insurance segment’s surplus notes is interest related to the 2013 interest payments in which MBIA Corp.’s requests for approval to pay was denied by the NYSDFS. This deferred interest payment will be due on the first business day on or after which MBIA Corp. obtains approval to make such payment. No interest will accrue on the deferred interest. There can be no assurance that the NYSDFS will approve any subsequent payments, or that it will approve any payment by the scheduled interest payment date.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2013 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$220	$162	$91	$(110)	$(217)	$(319)

Foreign Exchange Sensitivity

Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2013 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(42)	$(21)	$21	$42

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2013 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. National’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The following table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$(6)	$60	$(72)	$(267)

Credit Derivatives Sensitivity

MBIA Corp. issued insurance policies insuring payments due on structured credit derivative contracts which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, ABS, RMBS and CMBS. These transactions were usually underwritten at or above a triple-A credit rating level. As of December 31, 2013, approximately 31% of the tranches insured by the Company were rated triple-A.

In 2013, MBIA Corp. has observed a tightening of its own credit spreads. As changes in fair value can be caused by factors unrelated to the performance of MBIA Corp.’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting will cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s credit derivatives portfolio of instantaneous shifts in credit spreads as of December 31, 2013. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads
	(Structured Finance and International Insurance)
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$301	$139	$46	$—	$(54)	$(260)	$(893)
Estimated net fair value	$(846)	$(1,008)	$(1,101)	$(1,147)	$(1,201)	$(1,407)	$(2,040)

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

MBIA Corp. uses collateral prices as an input into the Direct Price Model for certain multi-sector insured CDOs. The sensitivity analysis below shows the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio of a 10% and 20% change in collateral prices as of December 31, 2013.

	Change in Collateral Prices
	(Structured Finance and International Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$5	$3	$—	$(2)	$(4)
Estimated net fair value	$(1,142)	$(1,144)	$(1,147)	$(1,149)	$(1,151)

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio of a one and three notch rating change in the credit quality as of December 31, 2013. A notch represents a one step movement up or down in the credit rating.

	Change in Credit Ratings
	(Structured Finance and International Insurance)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$345	$55	$—	$(148)	$(1,042)
Estimated net fair value	$(802)	$(1,092)	$(1,147)	$(1,295)	$(2,189)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

Recovery rates on defaulted collateral are an input into MBIA Corp.’s valuation model. Sensitivity to changes in the recovery rate assumptions used by MBIA Corp. can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of December 31, 2013.

	Change in Recovery Rates
	(Structured Finance and International Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$109	$52	$—	$(48)	$(93)
Estimated net fair value	$(1,038)	$(1,095)	$(1,147)	$(1,195)	$(1,240)

Accounting principles for fair value measurements require MBIA Corp. to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in MBIA Corp.’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivative portfolio using upfront credit spreads of 0%, an increase of 7 percentage points, and an increase of 15 percentage points. The actual upfront spread used in the valuation as of December 31, 2013 ranged from 2.00% to 19.25% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Corp.’s Upfront Credit Spread
	(Structured Finance and International Insurance)
In millions	Increase by 15 Percentage Points	Increase by 7 Percentage Points	No Change	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$220	$103	$—	$(134)
Estimated net fair value	$(927)	$(1,044)	$(1,147)	$(1,281)

With the inclusion of MBIA Corp.’s recovery rate in the calculation of nonperformance risk for MBIA Corp.’s insured credit derivatives portfolio, the following sensitivity table presents the estimated pre-tax change in fair value of insured credit derivatives due to changes in that recovery rate. The values shown below reflect an approximate trading range of MBIA Corp.’s recovery rate.

	MBIA Corp.’s Recovery Rate
	(Structured Finance and International Insurance)
In millions	Decrease to 30 Percentage Points	No Change	Increase to 60 Percentage Points
Estimated pre-tax net gains (losses)	$9	$—	$(11)
Estimated net fair value	$(1,138)	$(1,147)	$(1,158)

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

Warrants Sensitivity

Warrants issued by the Company to purchase shares of MBIA Inc. common stock are recorded at fair value in the Company’s balance sheet and changes in fair value are recorded through earnings. The Company values these warrants using the Black-Scholes model. Refer to “Note 7: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the valuation of warrants issued by the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

While several factors influence the value of the Company’s warrants, including stock price, stock volatility, interest rates and dividends, changes in the value of the Company’s warrants during 2013 were primarily driven by changes in the Company’s stock price. The following table presents the estimated pre-tax change in fair value and the estimated aggregate fair value of the Company’s warrants assuming a hypothetical stock price change of 10% and 25% as of December 31, 2013.

	Change in Stock Price
In millions	25% Increase	10% Increase	No Change	10% Decrease	25% Decrease
Estimated pre-tax net gains (losses)	$(35)	$(13)	$—	$12	$28
Estimated net fair value	$(94)	$(72)	$(59)	$(47)	$(31)

Item 8. Financial Statements and Supplementary Data

MBIA INC. AND SUBSIDIARIES

See “Item 6. Selected Financial Data” for Supplementary Financial Information

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MBIA Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MBIA Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, NY

March 3, 2014

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2013	December 31, 2012
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $5,064 and $4,347)	$4,987	$4,485
Fixed-maturity securities at fair value	204	244
Investments pledged as collateral, at fair value (amortized cost $483 and $489)	424	443
Short-term investments held as available-for-sale, at fair value (amortized cost $1,203 and $662)	1,204	669
Other investments (includes investments at fair value of $11 and $12)	16	21

Total investments	6,835	5,862
Cash and cash equivalents	1,161	814
Premiums receivable	1,051	1,228
Deferred acquisition costs	260	302
Insurance loss recoverable	694	3,648
Property and equipment, at cost (less accumulated depreciation of $88 and $146)	8	69
Assets held for sale	29	—
Deferred income taxes, net	1,109	1,199
Other assets	214	268
Assets of consolidated variable interest entities:
Cash	97	176
Investments held-to-maturity, at amortized cost (fair value $2,651 and $2,674)	2,801	2,829
Investments held as available-for-sale, at fair value (amortized cost $136 and $637)	136	625
Fixed-maturity securities at fair value	587	1,735
Loans receivable at fair value	1,612	1,881
Loan repurchase commitments	359	1,086
Other assets	—	2

Total assets	$16,953	$21,724

Liabilities and Equity
Liabilities:
Unearned premium revenue	$2,441	$2,938
Loss and loss adjustment expense reserves	641	853
Investment agreements	700	944
Medium-term notes (includes financial instruments carried at fair value of $203 and $165)	1,427	1,598
Long-term debt	1,702	1,732
Derivative liabilities	1,152	2,934
Other liabilities	294	245
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $2,356 and $3,659)	5,286	7,124
Derivative liabilities	11	162

Total liabilities	13,654	18,530

Commitments and contingencies (See Note 21)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—277,812,430 and 277,405,039	278	277
Additional paid-in capital	3,115	3,076
Retained earnings	2,289	2,039
Accumulated other comprehensive income (loss), net of tax of $54 and $21	(86)	56
Treasury stock, at cost—85,562,546 and 81,733,530 shares	(2,318)	(2,275)

Total shareholders’ equity of MBIA Inc.	3,278	3,173
Preferred stock of subsidiary and noncontrolling interest	21	21

Total equity	3,299	3,194

Total liabilities and equity	$16,953	$21,724

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Premiums earned:
Scheduled premiums earned	$304	$372	$456
Refunding premiums earned	153	233	149

Premiums earned (net of ceded premiums of $10, $14 and $12)	457	605	605
Net investment income	166	214	383
Fees and reimbursements	21	61	50
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(1,545)	(406)	(2,371)
Unrealized gains (losses) on insured derivatives	1,777	1,870	(441)

Net change in fair value of insured derivatives	232	1,464	(2,812)
Net gains (losses) on financial instruments at fair value and foreign exchange	69	55	(99)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	—	(58)	(125)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	—	(47)	24

Net investment losses related to other-than-temporary impairments	—	(105)	(101)
Net gains (losses) on extinguishment of debt	60	—	26
Other net realized gains (losses)	(29)	7	(1)
Revenues of consolidated variable interest entities:
Net investment income	56	67	70
Net gains (losses) on financial instruments at fair value and foreign exchange	175	18	59
Net gains (losses) on extinguishment of debt	1	49	—
Other net realized gains (losses)	1	—	263

Total revenues	1,209	2,435	(1,557)
Expenses:
Losses and loss adjustment	117	50	(80)
Amortization of deferred acquisition costs	46	50	63
Operating	338	381	308
Interest	236	284	300
Expenses of consolidated variable interest entities:
Operating	11	17	29
Interest	45	55	62

Total expenses	793	837	682

Income (loss) before income taxes	416	1,598	(2,239)
Provision (benefit) for income taxes	166	364	(920)

Net income (loss)	$250	$1,234	$(1,319)

Net income (loss) per common share:
Basic	$1.30	$6.36	$(6.85)
Diluted	$1.29	$6.33	$(6.85)
Weighted average number of common shares outstanding:
Basic	189,071,011	188,834,626	192,505,045
Diluted	190,312,913	189,897,021	192,505,045

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$250	$1,234	$(1,319)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	(213)	176	277
Provision (benefit) for income taxes	(76)	72	93

Total	(137)	104	184
Reclassification adjustments for (gains) losses included in net income (loss)	(13)	39	64
Provision (benefit) for income taxes	(5)	14	22

Total	(8)	25	42
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	15	50	(8)
Provision (benefit) for income taxes	6	18	(3)

Total	9	32	(5)
Reclassification adjustments for (gains) losses included in net income (loss)	(5)	69	34
Provision (benefit) for income taxes	(2)	24	12

Total	(3)	45	22
Foreign currency translation:
Foreign currency translation gains (losses)	3	24	(13)
Provision (benefit) for income taxes	1	(2)	—

Total	2	26	(13)
Reclassification adjustments for (gains) losses included in net income (loss)	(5)	—	—

Total other comprehensive income (loss)	(142)	232	230

Comprehensive income (loss)	$108	$1,466	$(1,089)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended December 31, 2013, 2012 and 2011

(In millions except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary and Noncontrolling Interest		Total Equity
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, January 1, 2011	274,719,578	$275	$3,064	$2,124	$(406)	(74,973,978)	$(2,225)	$2,832	1,426	$14	$2,846
Net income (loss)	—	—	—	(1,319)	—	—	—	(1,319)	—	—	(1,319)
Other comprehensive income	—	—	—	—	230	—	—	230	—	—	230
Share-based compensation, net of tax of $4	176,584	—	8		—	(237,912)	(1)	7	—	—	7
Treasury shares acquired under share repurchase program	—	—	—	—	—	(6,541,076)	(50)	(50)	—	—	(50)
Preferred shares of subsidiary acquired	—	—	—	—	—	—	—	—	(111)	(2)	(2)
Change in noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—	11	11

Balance, December 31, 2011	274,896,162	$275	$3,072	$805	$(176)	(81,752,966)	$(2,276)	$1,700	1,315	$23	$1,723

Net income (loss)	—	—	—	1,234	—	—	—	1,234	—	—	1,234
Other comprehensive income	—	—	—	—	232	—	—	232	—	—	232
Share-based compensation, net of tax of $7	2,508,877	2	4	—	—	19,436	1	7	—	—	7
Change in noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—	(2)	(2)

Balance, December 31, 2012	277,405,039	$277	$3,076	$2,039	$56	(81,733,530)	$(2,275)	$3,173	1,315	$21	$3,194

Net income (loss)	—	—	—	250	—	—	—	250	—	—	250
Other comprehensive income	—	—	—	—	(142)	—	—	(142)	—	—	(142)
Share-based compensation, net of tax of $4	407,391	1	39	—	—	(3,292,641)	(36)	4	—	—	4
Treasury shares received for warrant issuance	—	—	—	—	—	(536,375)	(7)	(7)	—	—	(7)

Balance, December 31, 2013	277,812,430	$278	$3,115	$2,289	$(86)	(85,562,546)	$(2,318)	$3,278	1,315	$21	$3,299

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Premiums, fees and reimbursements received	$185	$281	$397
Investment income received	426	594	898
Insured derivative commutations and losses paid	(458)	(464)	(2,476)
Financial guarantee losses and loss adjustment expenses paid	(443)	(895)	(1,029)
Proceeds from recoveries and reinsurance	2,621	263	300
Operating and employee related expenses paid	(277)	(400)	(312)
Interest paid, net of interest converted to principal	(224)	(400)	(479)
Income taxes (paid) received	(1)	(6)	74

Net cash provided (used) by operating activities	1,829	(1,027)	(2,627)

Cash flows from investing activities:
Purchase of fixed-maturity securities	(3,849)	(4,463)	(7,744)
Sale and redemption of fixed-maturity securities	3,979	6,873	11,321
Proceeds from paydowns on variable interest entity loans	275	276	291
Redemptions of held-to-maturity investments	28	1,014	196
Sale (purchase) of short-term investments, net	(483)	1,012	680
Sale (purchase) of other investments, net	5	114	73
Consolidation (deconsolidation) of variable interest entities, net	(26)	(51)	(432)
(Payments) proceeds for derivative settlements	(54)	(288)	(373)
Collateral (to) from swap counterparty	122	(285)	—
Capital expenditures	(3)	(7)	(5)

Net cash provided (used) by investing activities	(6)	4,195	4,007

Cash flows from financing activities:
Proceeds from investment agreements	31	36	71
Principal paydowns of investment agreements	(285)	(688)	(524)
Principal paydowns of medium-term notes	(197)	(102)	(137)
Principal paydowns of variable interest entity notes	(1,112)	(1,229)	(1,100)
Payments for securities sold under agreements to repurchase	—	(287)	(184)
Net proceeds from issuance of debt	—	—	105
Payments for retirement of debt	(3)	(540)	(65)
Purchase of treasury stock	—	—	(50)
Change in noncontrolling interest and redemption of subsidiary preferred stock, net	—	(2)	9
Restricted stock awards settlements, net	—	1	(2)

Net cash provided (used) by financing activities	(1,566)	(2,811)	(1,877)

Effect of exchange rate changes on cash and cash equivalents	11	—	—
Net increase (decrease) in cash and cash equivalents	268	357	(497)
Cash and cash equivalents—beginning of year	990	633	1,130

Cash and cash equivalents—end of year	$1,258	$990	$633

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$250	$1,234	$(1,319)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	176	152	209
Deferred acquisition costs	43	49	61
Unearned premium revenue	(506)	(600)	(624)
Loss and loss adjustment expense reserves	(216)	17	(293)
Insurance loss recoverable	3,637	(602)	(514)
Accrued interest payable	106	(3)	(11)
Accrued expenses	43	(23)	16
Current income taxes	8	(5)	86
Net investment losses related to other-than-temporary impairments	—	105	101
Unrealized (gains) losses on insured derivatives	(1,777)	(1,870)	441
Net (gains) losses on financial instruments at fair value and foreign exchange	(244)	(73)	40
Other net realized (gains) losses	28	(7)	(262)
Deferred income tax provision (benefit)	157	365	(935)
(Gains) losses on extinguishment of debt	(61)	(49)	(26)
Interest on variable interest entities, net	90	140	253
Other operating	95	143	150

Total adjustments to net income (loss)	1,579	(2,261)	(1,308)

Net cash provided (used) by operating activities	$1,829	$(1,027)	$(2,627)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates one of the largest financial guarantee insurance businesses in the industry and is a provider of asset management and advisory services. These activities are managed through three business segments: United States (“U.S.”) public finance insurance; structured finance and international insurance; and advisory services. The Company’s U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation and its subsidiaries (“National”), its structured finance and international insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and its asset management and advisory services business is primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). MBIA Inc. and certain of its subsidiaries also manage certain other business activities, the results of which are reported in the corporate, asset/liability products, and conduit segments. The corporate segment includes revenues and expenses that arise from general corporate activities. While the asset/liability products and conduit businesses represent separate business segments, they may be referred to collectively as “wind-down operations” as the funding programs managed through those businesses are in wind-down. Refer to “Note 12: Business Segments” for further information about the Company’s reporting segments.

Business Developments

National Ratings and New Business Opportunities

National’s ability to write new business and compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by major rating agencies. As a result of the settlement agreement with Bank of America Corporation and certain of its subsidiaries (collectively, “Bank of America”) described below under “Bank of America Settlement”, the repayment of MBIA Insurance Corporation’s secured loan from National (the “National Secured Loan”), in 2013, National achieved multiple ratings upgrades from Standard & Poor’s Financial Services LLC (“S&P”) ultimately achieving a rating of A with a stable outlook as of December 31, 2013. In addition, Moody’s Investors Service, Inc. (“Moody’s”) upgraded National to Baa1 with a positive outlook. On February 14, 2014, Moody’s reaffirmed National’s rating and outlook. The Company is seeking rating upgrades from the rating agencies and continues to consider obtaining ratings from additional rating agencies.

National seeks to generate shareholder value through appropriate risk adjusted pricing; however, current market conditions and the competitive landscape may limit National’s new business opportunities and its abilities to price and underwrite risk with attractive returns. Refer to “Risks and Uncertainties” below for a discussion of business risks related to National’s strategy.

MBIA Inc. Liquidity

MBIA Inc.’s liquidity resources support the Company’s corporate and asset/liability products segments. The activities of MBIA Inc. consist of holding and managing investments, servicing outstanding corporate debt instruments, servicing investment agreements and medium-term notes (“MTNs”) issued by MBIA Inc. and its subsidiary, MBIA Global Funding, LLC (“GFL”), posting collateral under financing and hedging arrangements and investment agreements, making payments and collateral postings related to interest rate and foreign exchange swaps, and paying operating expenses. The primary sources of cash within MBIA Inc. used to meet its liquidity needs include available cash and liquid assets not subject to collateral posting requirements, scheduled principal and interest on assets held in its investment portfolio, dividends from subsidiaries, payments under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”) from subsidiaries of the Company once the payments become unrestricted, and the ability to raise third-party capital.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

As of December 31, 2013, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products segments, was $359 million and comprised cash and liquid assets of $307 million available for general liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $52 million not pledged directly as collateral for its asset/liability products segment. As of December 31, 2012, MBIA Inc. had $239 million of cash and liquid assets comprising $170 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $69 million not pledged directly as collateral for its asset/liability products segment. MBIA Inc.’s liquidity position has substantially improved during 2013 due to a dividend of $214 million declared and paid by National to MBIA Inc. and the release of $115 million from the Tax Escrow Account. Subsequent to December 31, 2013, an additional $160 million was released to MBIA Inc. from the Tax Escrow Account. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its debt obligations and its general corporate needs over time from expected subsidiary dividends, additional anticipated releases from the Tax Escrow Account and by raising third-party capital.

Operating Cost Reductions

In order to better position the Company for future business opportunities, in the third quarter of 2013, the Company initiated cost reduction measures focused on its legal, consulting, staffing and head office occupancy costs. As a result, expenses for net compensation costs related to staff reductions totaled $18 million. These expenses are included in “Operating expenses” on the Company’s consolidated statement of operations for the year ended December 31, 2013. These staff reductions reduced the Company’s worldwide headcount by approximately 21% compared with its headcount as of June 30, 2013. In addition, in connection with the anticipated sale of the office used in its operations, the Company recorded an impairment charge of $29 million on its Armonk, New York facility. This impairment charge is reflected in the results of the Company’s U.S. public finance insurance segment and is reported within “Other net realized gains (losses)” on the Company’s consolidated statement of operations for the year ended December 31, 2013. Refer to “Note 2: Significant Accounting Policies” for additional information about the Company’s accounting for its office facility.

In addition to costs related to staffing and occupancy, during 2013, the Company incurred total expenses of approximately $97 million related to settlement, consulting, and legal expenses associated with the resolution of the litigation matters and settlements discussed below.

MBIA Corp. Strategic Initiatives

The Company continued to execute its strategy to mitigate MBIA Corp.’s high risk insurance exposure, primarily through the commutation of insurance policies, and to improve the liquidity position of MBIA Corp. During 2013, MBIA Corp. commuted $20.0 billion of gross par exposure, including the $7.4 billion and $4.2 billion commuted with Bank of America and Societe Generale, respectively, described below, primarily comprising structured commercial mortgage-backed securities (“CMBS”) pools, investment grade collateralized debt obligations (“CDOs”), asset-backed securities (“ABS”) CDOs, first-lien residential mortgage-backed securities (“RMBS”), high yield corporate CDOs, commercial real estate (“CRE”) CDOs and structured insurance securities. Subsequent to December 31, 2013, MBIA Corp. commuted an additional $3.0 billion of gross insured exposure comprising structured CMBS pools in which the reference CMBS were originally rated single-A. The cost of the commutation in excess of the statutory loss reserves on the policies as of September 30, 2013 is reflected in MBIA Corp.’s statutory accounts as of December 31, 2013. The cost reflected in the statutory financial statements includes a fixed cash payment and the recognition of a contingent value that could be delivered in the future. Under accounting principles generally accepted in the United States of America (“GAAP”), the commuted policies are accounted for as derivatives and carried at their fair values as of December 31, 2013. The fair values of the Company’s derivative liabilities for the commuted policies as of December 31, 2013 exceeded the cost of the commutation. The difference between the fair values of the Company’s derivative liabilities for the commuted policies and the estimated/projected aggregate cost of the commutation will be reflected in earnings in the first quarter of 2014, the period in which the commutation occurred. In connection with this commutation, on February 14, 2014, Moody’s placed the current rating of MBIA Insurance Corporation, B3 with a positive outlook, on review for upgrade. During 2012, MBIA Corp. commuted $13.4 billion of gross insured exposure, primarily comprising structured CMBS pools, CRE CDOs, investment grade CDOs, ABS CDOs, and subprime RMBS transactions.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

Below is a discussion of significant actions that occurred during 2013 related to MBIA Corp.’s strategic initiatives.

Bank of America Settlement

In May of 2013, MBIA Inc., together with its subsidiaries MBIA Corp. and National, entered into a comprehensive settlement agreement and related agreements (the “BofA Settlement Agreement”) with Bank of America. Under the terms of the BofA Settlement Agreement, MBIA Corp. received a payment of approximately $1.7 billion, consisting of $1.6 billion of cash and $136 million principal amount of MBIA Inc.’s 5.70% Senior Notes due 2034. In exchange for such payment, MBIA Corp. agreed to dismiss the litigation commenced in September of 2008 against Countrywide Home Loans, Inc. (“Countrywide”), among other parties, and later amended to include claims against Bank of America, relating to breaches of representations and warranties on certain MBIA-insured securitizations sponsored by Countrywide. Bank of America and MBIA also agreed to the commutation of all of the MBIA Corp. policies held by Bank of America, which had a notional insured amount of approximately $7.4 billion, of which $6.1 billion were policies insuring credit default swaps (“CDS”) held by Bank of America referencing CRE exposures. MBIA Corp. has no further payment obligations under the commuted policies. The New York State Department of Financial Services (“NYSDFS”) advised MBIA Corp. that the NYSDFS did not object to the BofA Settlement Agreement. The $1.6 billion of cash received in connection with the BofA Settlement Agreement is included in “Proceeds from recoveries and reinsurance” presented under the heading “Cash flows from operating activities” on the Company’s consolidated statements of cash flows.

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

Under the terms of the BofA Settlement Agreement, Blue Ridge Investments, L.L.C. (“Blue Ridge”), an affiliate of Bank of America, received a five-year warrant to purchase 9.94 million shares of MBIA common stock at a price of $9.59 per share. Bank of America also agreed to dismiss the litigation between the parties concerning the restructuring transactions announced by MBIA on February 18, 2009 (the “Transformation”) and the litigation between the parties concerning the senior debt consent solicitation completed by MBIA in the fourth quarter of 2012. In addition, Bank of America agreed to withdraw the purported “notice of default” it sent in connection with such consent solicitation.

Under the terms of the BofA Settlement Agreement, the dismissals of the litigations referenced above were initially filed on a “without prejudice” basis. The parties will refile such dismissals on a “with prejudice” basis provided that, within the one-year period following execution of the BofA Settlement Agreement, none of the claims released pursuant to the BofA Settlement Agreement are reinstated and neither party is required to make a payment on any such released claims. The Company views the likelihood of such an event as remote, and thus expects that the litigation dismissals will be filed on a “with prejudice” basis at the expiration of such one-year period.

MBIA Corp.’s policies insuring the RMBS securitizations originated by Countrywide will continue to be in full force and effect, and MBIA Corp. will continue to make payments of principal and interest if there are shortfalls when due under such policies. Bank of America will have no further representation and warranty liability with respect to the origination of the mortgage loans in the MBIA-insured Countrywide and certain other securitizations. MBIA Corp. also will retain the rights under its insurance policies to any excess spread (the difference between interest inflows on assets and interest outflows on liabilities) collected under these policies.

In addition, MBIA Insurance Corporation entered into a $500 million three-year secured revolving credit agreement with Blue Ridge (the “Blue Ridge Secured Loan”). During 2013, MBIA Insurance Corporation borrowed $70 million under this agreement. MBIA Corp. used a portion of the proceeds from the sale of its claims against Residential Capital LLC and certain related entities (collectively, “ResCap”) to repay all outstanding borrowings plus accrued interest and related expenses under this loan and terminated the loan since the aggregate proceeds from the ResCap claims sale exceeded the Blue Ridge’s commitment amount as per the terms of the Blue Ridge Secured Loan.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

Pursuant to the anti-dilution provisions of warrants that were issued by MBIA to Warburg Pincus Private Equity X, L.P. and certain of its affiliates (“Warburg Pincus”) pursuant to an Investment Agreement, dated as of December 10, 2007, as amended and restated as of February 6, 2008, by and between MBIA and Warburg Pincus, the exercise price under such warrants was decreased and the aggregate number of shares of MBIA common stock to be issued upon exercise of such warrants was increased, in each case as a result of the issuance of the warrant to Blue Ridge. The adjustments to the exercise price and number of such underlying shares did not have a material dilutive effect on the MBIA common stock. In addition, under the Investment Agreement, Warburg Pincus has certain gross up rights that are triggered in connection with the offering by the Company of any equity securities. As a settlement of any such gross up rights Warburg Pincus may have had under the Investment Agreement due to the issuance of the warrants to Blue Ridge, in August of 2013, MBIA issued Warburg Pincus a five-year warrant to purchase 1.91 million shares of MBIA common stock at an exercise price of $9.59 per share in exchange for Warburg Pincus delivering to the Company 0.54 million shares of MBIA Inc. common stock having a value of approximately $7 million based on the closing price of the Company’s stock as of the close of business on July 23, 2013.

Residential Capital LLC Agreement and Claims Sale

In December of 2013, MBIA Insurance Corporation sold its claims and certain related rights (the “Claims”), as an unsecured creditor, against the bankruptcy estates of Residential Funding Company, LLC (“RFC”), GMAC Mortgage LLC (“GMAC”) and ResCap for an amount that modestly exceeds the recoveries recorded in respect to the Claims on MBIA Corp.’s balance sheet as of September 30, 2013. As previously disclosed, MBIA Corp. had asserted contract claims (referred to as “put-back” claims) against RFC, GMAC and ResCap related to mortgage loans whose inclusion in insured securitizations failed to comply with representations and warranties. ResCap and its wholly-owned subsidiary companies, RFC and GMAC, each filed for bankruptcy protection in May of 2012. During the fourth quarter of 2013, ResCap settled litigation with its Junior Secured Noteholders and a reorganization plan was approved in bankruptcy court. MBIA Corp.’s policies insuring the RMBS securitizations originated by ResCap will continue to be in full force and effect, and MBIA Corp. will continue to make payments of principal and interest if there are shortfalls when due under such policies. MBIA Corp. also will retain the rights under its insurance policies to any excess spread collected under these policies.

Societe Generale Settlement

In May of 2013, the Company entered into an agreement with Societe Generale pursuant to which the Company commuted $4.2 billion of gross insured exposure comprising ABS CDOs, structured CMBS pools and CRE CDOs. The amount MBIA paid to Societe Generale in consideration of commuting its insured exposure is consistent with MBIA Corp.’s December 31, 2012 aggregate statutory loss reserves for the exposures commuted. Also, pursuant to the agreement, Societe Generale agreed to dismiss the litigation between the parties concerning the Transformation, which includes any appeals of the decision denying the Article 78 petition and the plenary case.

Transformation Litigation

Subsequent to the BofA Settlement Agreement and the Societe Generale settlement, all litigation brought originally by the group of eighteen domestic and international financial institutions relating to the establishment of National has been resolved.

Risks and Uncertainties

The Company’s financial statements include estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The outcome of certain significant risks and uncertainties could cause the Company to revise its estimates and assumptions or could cause actual results to differ from the Company’s estimates. While the Company believes it continues to have sufficient capital and liquidity to meet all of its expected obligations, if one or more possible adverse outcomes were to be realized, its statutory capital, financial position, results of operations and cash flows could be materially and adversely affected. The discussion below highlights the significant risks and uncertainties that could have a material effect on the Company’s financial statements and business objectives in future periods.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

National Ratings Upgrades

The absence of higher ratings from S&P and Moody’s continues to adversely impact National’s ability to write new insurance business. In order to write new business in the U.S. public finance market, the Company is seeking rating upgrades from the rating agencies because the Company believes the current ratings of National do not fully represent the financial strength of National when compared with other companies in its industry. The Company expects to achieve higher stable ratings for National that it believes are necessary to support writing new business in accordance with its business plan, however, there is no assurance that it will be able to achieve such ratings and the timing of such ratings upgrades is uncertain. The Company is also considering obtaining ratings for National from additional rating agencies. The Company expects National will gain market acceptance and become a competitive financial guarantor once its ratings are further upgraded.

U.S. Public Finance Market Conditions

The majority of National’s new business is expected to be in the general obligation, tax-backed and revenue bond sectors. In recent years there have been significant amounts of insurable bonds that have been issued on an unwrapped basis, which present attractive secondary market opportunities and are within the Company’s underwriting criteria. Nonetheless, as a result of intense competition and the diminished use of financial guarantee insurance in the municipal finance market, among other factors, there can be no assurance that National will be able to write business that generates attractive returns, even if it obtains its target ratings.

National’s insured portfolio continued to perform satisfactorily on the whole, but it did experience increased stress, as a portion of the obligations that the Company insures were issued by some of the state and local governments and territories that remain under extreme financial and budgetary stress. In addition, some of these local governments have filed for protection under the United States Bankruptcy Code or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. The Company monitors and analyzes each situation very closely, and the overall extent and duration of this stress is uncertain.

MBIA Inc. Liquidity

While MBIA Inc.’s liquidity position improved during 2013 and management believes that MBIA Inc. has sufficient liquidity resources to meet all of its obligations for the foreseeable future, MBIA Inc. continues to have liquidity risk. If invested asset performance deteriorates or the flow of dividends from subsidiaries is interrupted and/or access to the capital markets is impaired, its liquidity position could be eroded over time. While the Company expects that MBIA Inc. will generate sufficient cash to satisfy its debt obligations and its general corporate needs over time from distributions from its operating subsidiaries and by raising third-party capital, there can be no assurance that such sources will generate sufficient cash. In addition, a failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

MBIA Corp. Insured Portfolio and Commutations

The amount and timing of potential claims from MBIA Corp.’s second-lien RMBS and remaining insured CMBS pools are potentially volatile, as are the projected collections of excess spread and the remaining timing of the put-back recoverable from Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc. (collectively, “Credit Suisse”). Further, the remaining insured portfolio, aside from these exposures, could deteriorate and result in additional significant loss reserves and claim payments. Management’s expected liquidity and capital forecasts for MBIA Corp., which include expected put-back recoveries from Credit Suisse and excess spread recoveries, reflect adequate resources to pay expected claims. However, if MBIA Corp. experiences higher than expected claim payments or is unable to commute the remaining exposures that represent substantial risk to the Company, MBIA Corp. may ultimately have insufficient resources to continue to pay claims, which could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding. Such a proceeding could have an adverse impact on MBIA Inc. and would result in material adverse consequences for MBIA Insurance Corporation and MBIA UK Insurance Limited, including the termination of insured CDS contracts for which counterparties may assert market-based claims, the acceleration of debt obligations issued by affiliates and insured by MBIA Insurance Corporation and MBIA UK Insurance Limited, the loss of control of MBIA Insurance Corporation to a rehabilitator or liquidator, and unplanned costs. MBIA Corp.’s primary strategy for managing its CMBS pool exposure, as well as its ABS CDO exposure, has been commutations. MBIA Corp.’s ability to commute insured transactions is limited by available liquidity and financing transactions, therefore, there can be no assurance that MBIA Corp. will be able to fund further commutations. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for information about MBIA Corp.’s loss reserves and recoveries.

Changes in Fair Value

Changes in fair value of insured credit derivatives can be caused by general market conditions, volatility in MBIA Corp.’s credit spreads and volatility in the underlying collateral assets of insured credit derivatives. These factors may result in significant unrealized gains and losses in the Company’s reported results of operations. Refer to “Note 7: Fair Value of Financial Instruments” for information about the Company’s valuation of insured credit derivatives.

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

Prior Period Revisions

Prior period basic earnings per share was revised to correct an error in the allocation of net income to participating securities under the two-class method and prior period diluted earnings per share was revised to correct an error in the application of the treasury stock method for certain liability-classified warrants. Refer to “Note 17: Earnings Per Share” for a discussion and impact of this revision.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

The consolidated statements of comprehensive income (loss) for the years ended December 31, 2012 and 2011 were revised to correct an error in the classification of certain foreign currency translation gains included in other comprehensive income. For the year ended December 31, 2012, “Unrealized gains (losses) arising during the period” of $176 million were previously reported as $217 million and “Foreign currency translation gains (losses)” of $24 million were previously reported as ($17 million). For the year ended December 31, 2011, “Unrealized gains (losses) arising during the period” of $277 million were previously reported as $298 million and “Foreign currency translation gains (losses)” of ($13 million) were previously reported as ($34 million). These revisions had no impact on total other comprehensive income, total comprehensive income, total assets, total liabilities, or total equity for the respective periods. As such and in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company evaluated these revisions and concluded that they were immaterial to the affected prior periods individually and in the aggregate.

Consolidation

The consolidated financial statements include the accounts of MBIA Inc., its wholly-owned subsidiaries and all other entities in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether an entity is a voting interest entity or a variable interest entity (“VIE”).

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

Investments

The Company classifies its fixed-maturity investments as available-for-sale (“AFS”), held-to-maturity (“HTM”), or trading. AFS investments are reported in the consolidated balance sheets at fair value with unrealized gains and losses, net of applicable deferred income taxes, reflected in accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity. Bond discounts and premiums are accreted and amortized using the effective yield method over the remaining term of the securities. For mortgage-backed securities (“MBS”) and ABS, discounts and premiums are amortized using the retrospective method. For pre-refunded bonds, the remaining term is determined based on the contractual refunding date. Investment income is recorded as earned. Realized gains and losses represent the difference between the amortized cost value and the sale proceeds. The first-in, first-out method is used to identify the investments sold and the resulting realized gains and losses are included as a separate component of revenues.

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

Other investments include the Company’s investment in equity securities. The Company records its share of the unrealized gains and losses on equity securities, net of applicable deferred income taxes, in AOCI in shareholders’ equity when it does not have a controlling financial interest in or exert significant influence over an entity (generally a voting interest of less than 20%).

Short-term investments include all fixed-maturity securities with a remaining effective term to maturity of less than one year, commercial paper and money market securities.

Fixed-Maturity Securities at Fair Value

Fixed-maturity securities at fair value include all fixed-maturity securities held by the Company for which changes in fair values are reflected in earnings. These include securities designated as trading securities, as well as those fixed-maturity securities for which the Company has elected the fair value option. Changes in fair value and realized gains and losses from the sale of these securities are reflected in earnings as part of “Net gains (losses) on financial instruments at fair value and foreign exchange”. Any interest income is reflected in earnings as part of net investment income. Refer to “Note 7: Fair Value of Financial Instruments” for additional disclosures related to securities for which the Company has elected the fair value option.

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

Other-Than-Temporary Impairments on Investment Securities

The Company’s consolidated statements of operations reflect the full impairment (the difference between a security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For AFS and HTM debt securities that management has no intent to sell and believes that it is more likely than not such securities will not be required to be sold prior to recovery, only the credit loss component of the impairment is recognized in earnings. For AFS securities, the remaining fair value loss is recognized in AOCI, net of applicable deferred income taxes.

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

Property and Equipment

Property and equipment consists of land, buildings, leasehold improvements, furniture, fixtures and equipment and software owned by the Company. All property and equipment held for use is recorded at cost and, except for land, is depreciated over the appropriate useful life of the asset using the straight-line method. Leasehold improvements are amortized over the useful life of the improvement or the remaining term of the lease, whichever is shorter. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the Company’s balance sheet and any gain or loss on disposition is recognized in earnings as a component of “Other net realized gains (losses).” Maintenance and repairs are charged to current earnings as incurred.

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

In the third quarter of 2013, the Company recorded an impairment charge of $29 million on its Armonk, New York facility. The carrying amount of the facility was adjusted to its fair market value, which was estimated based on an independent third-party appraisal. This impairment charge is reflected in the results of the Company’s U.S. public finance insurance segment and is reported within “Other net realized gains (losses)” on the Company’s consolidated statements of operations for the year ended December 31, 2013.

In the fourth quarter of 2013, the Company approved and initiated a plan to actively market the Armonk, New York facility with the expectation that the facility will be sold prior to the end of 2014. As a result, it has been classified as held for sale as of December 31, 2013, and is presented within “Assets held for sale” on the Company’s consolidated balance sheet and measured at the lower of its cost basis or its fair value less cost to sell. The Company no longer recognizes depreciation expense on the facility because it is classified as held for sale.

The Company’s estimated remaining weighted average useful lives of each class of assets held for use as of December 31, 2013 are as follows:

Leasehold improvements	9 years
Furniture and fixtures	6 years
Equipment and software	3 years

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Derivatives

MBIA has entered into derivative transactions as an additional form of financial guarantee and for purposes of hedging risks associated with existing assets and liabilities. All derivative instruments are recognized at fair value on the balance sheet as either assets or liabilities depending on the rights or obligations under the contract, and the gain or loss on the derivative is recognized in the statements of operations as “Net gains (losses) on financial instruments at fair value and foreign exchange” or “Unrealized gains (losses) on insured derivatives” depending on the nature of the derivative.

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

Approximately 94% of the Company’s financial guarantee contracts qualify for the scope exception defined above and, therefore, are accounted for as financial guarantee insurance contracts. The remaining contracts do not meet the scope exception, primarily because the guaranteed party is not exposed to the risk of nonpayment both at inception of the financial guarantee contract and throughout its term. These contracts are accounted for as derivatives and reported on the Company’s balance sheets as either assets or liabilities, depending on the rights or obligations under the contract, at fair value. The Company refers to these contracts as insured CDS contracts. Insured CDS contracts are not designated as hedges and changes in the fair value are reflected in the consolidated statements of operations as “Unrealized gains (losses) on insured derivatives.”

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

Loss and Loss Adjustment Expenses

The Company recognizes loss reserves on a contract-by-contract basis when the present value of expected net cash outflows to be paid under the contract discounted using a risk-free rate as of the measurement date exceeds the unearned premium revenue. A loss reserve is subsequently remeasured each reporting period for expected increases or decreases due to changes in the likelihood of default and potential recoveries. Subsequent changes to the measurement of the loss reserves are recognized as loss expense in the period of change. Measurement and recognition of loss reserves are reported gross of any reinsurance. The Company estimates the likelihood of possible claim payments and possible recoveries using probability-weighted expected cash flows based on information available as of the measurement date, including market information. Accretion of the discount on a loss reserve is included in loss expense.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Long-term Debt

Long-term debt is carried at the principal amount borrowed, plus accrued interest and net of any unamortized discounts.

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

Foreign Currency Translation

Financial statement assets and liabilities denominated in foreign currencies are translated into U.S. dollars generally using rates of exchange prevailing as of the balance sheet date. Operating results are translated at average rates of exchange prevailing during the year. Unrealized gains or losses, net of deferred taxes, resulting from translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity. Foreign currency remeasurement gains and losses resulting from transactions in non-functional currencies are recorded in current earnings. Exchange gains and losses resulting from foreign currency transactions are recorded in current earnings.

Income Taxes

Deferred income taxes are recorded with respect to loss carryforwards and temporary differences between the tax bases of assets and liabilities and the reported amounts in the Company’s financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled. Such temporary differences relate principally to premium revenue recognition, deferred acquisition costs, unrealized gains or losses on investments and insured derivatives, asset impairments, cancellation of indebtedness income, and net operating losses. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates in the period in which changes are approved by the relevant authority.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

MBIA Inc. and its eligible U.S. subsidiaries file a consolidated federal income tax return. The U.S. income taxes, which represent a majority of the taxes paid by the Company, are allocated based on the provisions of the Company’s tax sharing agreement which governs the intercompany settlement of tax obligations and benefits. The method of allocation between the members is generally based upon separate-company calculations as if each member filed a separate tax return on its own. As of December 31, 2013, any member with a net operating loss (“NOL”) has not received any payment with respect to stand-alone tax losses contributed to the consolidated group. Each member with an NOL will receive benefits of its tax losses and credits as it is able to earn them out in the future. However, based on current facts and circumstances, MBIA Inc. has advised its subsidiaries that, its intention is not to allow any member’s NOL, capital loss or tax credit carryforward generated by any subsidiary to expire without compensation, to the extent such carryforward is used in consolidation. Such intention is independent of the tax sharing agreement which does not require any such compensation.

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

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02)

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” that requires an entity to present information about the amounts reclassified out of AOCI by component and to present significant amounts reclassified out of AOCI by the respective line items of net income. The amendment only affects the Company’s disclosures and does not affect the Company’s consolidated balance sheets, results of operations, or cash flows. The Company adopted this standard in the first quarter of 2013.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements (continued)

Recent Accounting Developments

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11)

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires presentation of an UTB as a reduction to a deferred tax asset when a NOL carryforward, a similar tax loss, or a tax credit carryforward exists in the same tax year and jurisdiction as the UTB. ASU 2013-11 does not affect the recognition or measurement of uncertain tax positions under “Income Taxes (Topic 740)” and does not affect any related tax disclosures. ASU 2013-11 is effective for interim and annual periods beginning January 1, 2014 with early adoption permitted. The Company currently presents any UTBs as a reduction to a deferred tax asset in accordance with ASU 2013-11 as all of its UTBs relate to the same tax years and jurisdictions in which NOLs exist, therefore, this standard will not affect the Company’s consolidated balance sheets, results of operations, or cash flows.

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

Nonconsolidated VIEs

Insurance

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of December 31, 2013 and 2012, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of December 31, 2013 and 2012. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

	December 31, 2013
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$12,565	$7,693	$120	$43	$—	$37	$21	$108
Mortgage-backed residential	21,738	9,251	10	53	658	51	327	5
Mortgage-backed commercial	1,367	447	—	1	—	1	—	—
Consumer asset-backed	7,830	2,740	9	19	—	19	13	—
Corporate asset-backed	13,028	7,248	2	80	18	96	—	—

Total global structured finance	56,528	27,379	141	196	676	204	361	113
Global public finance	52,317	20,162	—	206	—	248	5	—

Total insurance	$108,845	$47,541	$141	$402	$676	$452	$366	$113

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

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $5.6 billion and $5.3 billion, respectively, as of December 31, 2013, and $8.3 billion and $7.3 billion, respectively, as of December 31, 2012. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Additional VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. No additional VIEs were consolidated during the years ended December 31, 2013 and 2012. The Company recorded a net realized gain of $1 million related to the deconsolidation of VIEs during the year ended December 31, 2013. There were no net realized gains or losses recorded in the year ended December 31, 2012 related to the deconsolidation of VIEs. Net realized losses related to the initial consolidation of additional VIEs were $16 million and net realized gains related to the deconsolidation of VIEs were $271 million for the year ended December 31, 2011.

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

As of December 31, 2013 and 2012, premiums receivable was $1.1 billion and $1.2 billion, respectively, primarily related to installment policies for which premiums will be collected over the estimated term of the contracts. Premiums receivable for an installment policy is initially measured at the present value of premiums expected to be collected over the expected period or contract period of the policy using a risk-free discount rate. Premiums receivable for policies that use the expected period of risk due to expected prepayments are adjusted in subsequent measurement periods when prepayment assumptions change using the risk-free discount rate as of the remeasurement date. As of December 31, 2013 and 2012, the weighted average risk-free rate used to discount future installment premiums was 2.9% and 2.6%, respectively, and the weighted average expected collection term of the premiums receivable was 9.21 years and 9.13 years, respectively.

The Company evaluates whether any premiums receivable are uncollectible at each balance sheet date. If the Company determines that premiums are uncollectible, it records a write-off of such amounts in current earnings. The majority of the Company’s premiums receivable consists of the present values of future installment premiums that are not yet billed or due primarily from structured finance transactions. Given that premiums due to MBIA typically have priority over most other payment obligations of structured finance transactions, the Company determined that the amount of uncollectible premiums as of December 31, 2013 and 2012 was insignificant.

As of December 31, 2013 and 2012, reinsurance premiums payable was $51 million and $59 million, respectively, and is included in “Other liabilities” in the Company’s consolidated balance sheets. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.

The following tables present a roll forward of the Company’s premiums receivable for the years ended December 31, 2013 and 2012:

In millions			Adjustments
Premiums Receivable as of December 31, 2012	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other(1)	Premiums Receivable as of December 31, 2013
$1,228	$(135)	$—	$(45)	$28	$(25)	$1,051

(1)—Primarily consists of unrealized gains (losses) due to foreign currency exchange rates.

In millions			Adjustments
Premiums Receivable as of December 31, 2011	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other(1)	Premiums Receivable as of December 31, 2012
$1,360	$(182)	$5	$(57)	$32	$70	$1,228

(1)—Primarily consists of unrealized gains (losses) due to foreign currency exchange rates.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Insurance Premiums (continued)

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

In millions	Expected Collection of Premiums
Three months ended:
March 31, 2014	$24
June 30, 2014	37
September 30, 2014	25
December 31, 2014	30

Twelve months ended:
December 31, 2015	109
December 31, 2016	104
December 31, 2017	94
December 31, 2018	83

Five years ended:
December 31, 2023	336
December 31, 2028	243
December 31, 2033 and thereafter	263

Total	$1,348

The following table presents the unearned premium revenue balance and future expected premium earnings as of and for the periods presented:

		Expected Future Premium Earnings
In millions	Unearned Premium Revenue	Upfront	Installments	Accretion	Total Expected Future Premium Earnings
December 31, 2013	$2,441

Three months ended:
March 31, 2014	2,376	$38	$27	$7	$72
June 30, 2014	2,313	37	26	7	70
September 30, 2014	2,253	35	25	7	67
December 31, 2014	2,194	35	24	7	66

Twelve months ended:
December 31, 2015	1,970	129	95	26	250
December 31, 2016	1,764	116	90	24	230
December 31, 2017	1,576	106	82	22	210
December 31, 2018	1,407	97	72	21	190

Five years ended:
December 31, 2023	756	369	282	80	731
December 31, 2028	361	214	181	47	442
December 31, 2033 and thereafter	—	187	174	47	408

Total		$1,363	$1,078	$295	$2,736

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves

Loss and Loss Adjustment Expense Process

The Company’s insured portfolio management groups within its U.S. public finance insurance and structured finance and international insurance businesses (collectively, “IPM”) monitor MBIA’s outstanding insured obligations with the objective of minimizing losses. IPM meets this objective by identifying issuers that, because of deterioration in credit quality or changes in the economic, regulatory or political environment, are at a heightened risk of defaulting on debt service of obligations insured by MBIA. In such cases, IPM works with the issuer, trustee, bond counsel, servicer, underwriter and other interested parties in an attempt to alleviate or remedy the problem and avoid defaults on debt service payments. Once an obligation is insured, MBIA typically requires the issuer, servicer (if applicable) and the trustee to furnish periodic financial and asset-related information, including audited financial statements, to IPM for review. IPM also monitors publicly available information related to insured obligations. Potential problems uncovered through this review, such as poor financial results, low fund balances, covenant or trigger violations and trustee or servicer problems, or other events that could have an adverse impact on the insured obligation, could result in an immediate surveillance review and an evaluation of possible remedial actions. IPM also monitors and evaluates the impact on issuers of general economic conditions, current and proposed legislation and regulations, as well as sovereign, state and municipal finances and budget developments.

The frequency and extent of IPM’s monitoring is based on the criteria and categories described below. Insured obligations that are judged to merit more frequent and extensive monitoring or remediation activities due to a deterioration in the underlying credit quality of the insured obligation or the occurrence of adverse events related to the underlying credit of the issuer are assigned to a surveillance category (“Caution List—Low,” “Caution List—Medium,” “Caution List—High” or “Classified List”) depending on the extent of credit deterioration or the nature of the adverse events. IPM monitors insured obligations assigned to a surveillance category more frequently and, if needed, develops a remediation plan to address any credit deterioration.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

In establishing case basis loss reserves, the Company calculates the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and the weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of the loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. If the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of December 31, 2013. For example, a higher discount rate applied to expected future payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to the potential future recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company.

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

The Company has established loss and LAE reserves and an insurance loss recoverable of $87 million and $13 million, respectively, as of December 31, 2013. For the year ended December 31, 2013, losses and LAE incurred was $105 million, primarily related to certain general obligation bonds and the loss related to the difference in the value of the salvage receivable previously recorded and the fair market value of the marketable securities received in connection with the restructuring of a gaming revenue transaction.

Certain local governments remain under extreme financial and budgetary stress and some have filed for protection under the United States Bankruptcy Code, or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. The Company monitors and analyzes these situations closely, however, the overall extent and duration of such events are uncertain. As of December 31, 2013, the Company had $124.9 billion of gross par outstanding on general obligations, of which $161 million was reflected on the Company’s “Classified List.” Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy.

Structured Finance and International

As of December 31, 2013, the majority of the structured finance and international insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP were related to insured second and first-lien RMBS transactions. These reserves and recoveries do not include estimates for policies insuring credit derivatives or losses and recoveries on financial guarantee VIEs that are eliminated in consolidation. Policies insuring credit derivative contracts are accounted for as derivatives and carried at fair value under GAAP. The fair values of insured derivative contracts are influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policies. In the absence of credit impairments on insured derivative contracts or the early termination of such contracts at a loss, the cumulative unrealized losses recorded from fair valuing these contracts should reverse before or at the maturity of the contracts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Notwithstanding the difference in accounting under GAAP for financial guarantee policies and the Company’s insured derivatives, insured derivatives have similar terms, conditions, risks, and economic profiles to financial guarantee insurance policies, and therefore, are evaluated by the Company for loss (referred to as credit impairment herein) and LAE periodically in a manner similar to the way that loss and LAE reserves are estimated for financial guarantee insurance policies. Credit impairments represent actual payments and collections plus the present value of estimated expected future claim payments, net of recoveries. MBIA Insurance Corporation’s expected future claim payments for insured derivatives were discounted using a rate of 5.09%, the same rate it used to calculate its statutory loss reserves as of December 31, 2013. These credit impairments, calculated in accordance with statutory accounting principles (“U.S. STAT”) differ from the fair values recorded in the Company’s consolidated financial statements. The Company considers its credit impairment estimates as critical information for investors as it provides information about loss payments the Company expects to make on insured derivative contracts. As a result, the following loss and LAE process discussion includes information about loss and LAE activity recorded in accordance with GAAP for financial guarantee insurance policies and credit impairments estimated in accordance with U.S. STAT for insured derivative contracts. Refer to “Note 7: Fair Value of Financial Instruments” included herein for additional information about the Company’s insured credit derivative contracts.

RMBS Case Basis Reserves and Recoveries (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company calculated RMBS case basis reserves as of December 31, 2013 for both second and first-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model, and a commercially available model to estimate expected ultimate cumulative losses on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous three months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case).

In calculating ultimate cumulative losses for RMBS, the Company estimates the amount of loans that are expected to be charged-off (deemed uncollectible by servicers of the transactions) or liquidated in the future. The Company assumes that charged-off loans have zero recovery values.

Second-lien RMBS Reserves

The Company’s second-lien RMBS case basis reserves as of December 31, 2013 relate to RMBS backed by home equity lines of credit (“HELOC”) and closed-end second mortgages (“CES”).

The Roll Rates for 30-59 day delinquent loans and 60-89 day delinquent loans are calculated on a transaction-specific basis. The Company assumes that the Roll Rate for 90+ day delinquent loans, excluding foreclosures and Real Estate Owned (“REO”) is 95%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of November 30, 2013 to estimate future losses from loans that are delinquent as of the current reporting period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Roll Rates for loans that are current as of November 30, 2013 (“Current Roll to Loss”) are also calculated on a transaction-specific basis. A proportion of loans reported current as of November 30, 2013 is assumed to become delinquent every month, at a Current Roll to Loss rate that persists at a high level for a time and subsequently starts to decline. A key assumption in the model is the period of time in which the Company projects high levels of Current Roll to Loss to persist. The Company runs multiple scenarios, each with varying periods of time, for which the high levels of Current Roll to Loss rates persist. Loss reserves are calculated by using a weighted average of these scenarios, with the majority of the probability assigned to stressful scenarios where the high levels of Current Roll to Loss rates persist for six or twenty four months before reverting to historic levels. For example, in the base case scenario, the Company assumes that the Current Roll to Loss begins to decline immediately and continues to decline over the next six months to 25% of their levels as of November 30, 2013. If the amount of current loans which become 30-59 days delinquent is 10%, and recent performance suggests that 30% of those loans will be charged-off, the Current Roll to Loss for the transaction is 3%. In the base case, the Current Roll to Loss will then reduce linearly to 25% of its original value over the next six months (i.e., 3% will linearly reduce to 0.75% over the six months from December 2013 to May 2014). After that six-month period, the Company further reduces the Current Roll to Loss to 0% by mid-2014 with the expectation that the performing seasoned loans will eventually result in loan performance reverting to lower levels of default consistent with history. In developing multiple loss scenarios, stress is applied by elongating the Current Roll to Loss rate for various periods, simulating a slower improvement in the transaction performance.

In addition, in the Company’s loss reserve models for transactions secured by HELOCs, the Company considers borrower draw and prepayment rates and factors that could affect the excess spread generated by current loans, which offsets losses and reduces payments. For HELOCs, the current three-month average draw rate is generally used to project future draws on the line. Prior to the second quarter of 2013, for HELOCs and transactions secured by fixed-rate CES, the three-month average conditional prepayment rate was generally used to start the projection for trends in voluntary principal prepayments. Beginning in the second quarter of 2013, in order to capture the effects of rising interest rates, which impact voluntary prepayments, the Company began using historical average voluntary prepayment rates to model its loss reserves. For HELOCs, projected cash flows are also based on an assumed constant basis spread between floating rate assets and floating rate insured debt obligations (the difference between prime and London Interbank Offered Rate (“LIBOR”) interest rates, minus any applicable fees). For all transactions, cash flow models consider allocations and other structural aspects, including managed amortization periods, rapid amortization periods and claims against MBIA Corp.’s insurance policy consistent with such policy’s terms and conditions. The estimated net claims from the procedure above are then discounted using a risk-free rate to a net present value reflecting MBIA’s general obligation to pay claims over time and not on an accelerated basis. The above assumptions represent MBIA’s probability-weighted estimates of how transactions will perform over time.

As of December 31, 2013, the Company established loss and LAE reserves totaling $126 million related to second-lien RMBS issues after the elimination of $43 million as a result of consolidating VIEs. For the year ended December 31, 2013, the Company had a $2 million benefit of loss and LAE recorded in earnings related to second-lien RMBS issues after the elimination of a $50 million benefit as a result of consolidating VIEs.

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, Roll Rates, and prepayment rates (including voluntary and involuntary). However, loan performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the peak levels for six additional months compared to the probability-weighted outcome currently used by the Company, the addition to the case basis reserves would be approximately $70 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Second-lien RMBS Recoveries

The Company primarily records two types of recoveries related to insured second-lien RMBS exposures: “put-back” claims related to those mortgage loans whose inclusion in insured securitizations failed to comply with representations and warranties (“ineligible loans”), and excess spread that is generated from performing loans in the insured transactions.

Ineligible Mortgage Loans

To date, MBIA has settled the majority of the Company’s put-back claims, with its claims against only Credit Suisse remaining as outstanding. The settlement amounts have been consistent with the put-back recoveries previously included in the Company’s financial statements. Refer to “Note 1: Business Developments and Risks and Uncertainties” included herein for a description of the BofA Settlement Agreement and the Residential Capital LLC Agreement. Additional information on the status of the litigation against Credit Suisse can be found within “Note 21: Commitments and Contingencies.”

The contract claim remaining with Credit Suisse is related to the inclusion of ineligible mortgage loans in the 2007-2 Home Equity Mortgage Trust (“HEMT”) securitization. Credit Suisse has challenged the Company’s assessment of the ineligibility of individual mortgage loans and the dispute is the subject of litigation for which there is no assurance that the Company will prevail.

As of December 31, 2013, the Company recorded estimated recoveries, gross of income taxes, of $359 million related to second-lien RMBS put-back claims on ineligible mortgage loans, reflected in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. As of December 31, 2012, the Company recorded estimated recoveries, gross of income taxes, of $3.6 billion related to second-lien RMBS put-back claims on ineligible mortgage loans, of which, $2.5 billion was included in “Insurance loss recoverable” and $1.1 billion was included in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. As of December 31, 2013 and 2012, the Company’s estimated recoveries after income taxes calculated at the federal statutory rate of 35%, were $233 million and $2.3 billion, respectively, which was 7% and 73% of the consolidated total shareholders’ equity of MBIA, excluding preferred stock of subsidiaries and noncontrolling interests, respectively.

The Company believes that it will prevail in enforcing its contractual put-back rights against Credit Suisse. Based on the Company’s assessment of the strength of these claims, the Company believes it is entitled to collect the full amount of its incurred losses, and interest on amounts paid. However, uncertainty remains with respect to the ultimate outcome of the litigation with Credit Suisse, which is contemplated in the scenario based-modeling the Company utilizes. The Credit Suisse recovery scenarios are based on the amount of incurred losses measured against certain probabilities of ultimate resolution of the dispute with Credit Suisse over the inclusion of ineligible mortgage loans in the HEMT securitization. Most of the probability weight is assigned to partial recovery scenarios and are discounted using the current risk-free discount rates associated with the underlying transaction’s cash flows.

The Company frequently reviews the approach and assumptions it applies to calculate put-back recoveries. The same transactional documents that provide the Company with its put-back rights against Credit Suisse also provide that the Company is entitled to reimbursement of interest on paid claims at a prescribed interest rate. Following Judge Jed Rakoff’s decision on February 7, 2013 in the Assured Guaranty v. Flagstar case (Assured Guaranty Municipal Corp. v. Flagstar Bank, 11-cv-02375, U.S. District Court, Southern District of New York (Manhattan)), in which he confirmed Assured Guaranty’s analogous right to recover contractual interest in addition to claims paid, the Company refined its put-back recovery assumptions against Credit Suisse to increase the probability that it will be reimbursed for contractual interest owed on paid claims. Consistent with the Company’s probability based put-back recovery calculations, it determined the interest owed contemplating litigation risk and repayment risk, as well as the potential value in the context of a settlement. The Company continues to maintain that in the context of its put-back litigation, the Company is entitled to receive interest at the New York State statutory rate. However, the Company currently calculates its put-back recoveries using the contractual interest rate, which is lower than the New York State statutory rate.

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

As of December 31, 2012, the Company utilized five probability-weighted scenarios for its non-GMAC and non-RFC exposures based on the percentage of incurred losses the Company would collect, including full recovery and limited/reduced recoveries due to litigation delays and risks and/or potential financial distress of the sellers/servicers. Probabilities were assigned across these scenarios, with most of the probability weight on partial recovery scenarios. In addition, the Company’s recoveries related to the ResCap exposures were determined by scenario-based recoveries founded upon the strength of claims and range of estimated assets available to unsecured creditors for the ResCap companies.

All of the Company’s policies insuring second-lien RMBS for which litigation has been initiated against sellers/servicers are in the form of financial guarantee insurance contracts. In accordance with GAAP, the Company has not recorded a gain contingency with respect to pending litigation.

Excess Spread

As of December 31, 2013 and 2012, the Company recorded estimated recoveries of $681 million and $906 million, respectively, for the reimbursement of past and future expected claims through excess spread in insured second-lien RMBS transactions. As of December 31, 2013 and 2012, $647 million and $780 million respectively, was included in “Insurance loss recoverable” and $34 million and $126 million, respectively, was included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. Excess spread is generated by performing loans within insured RMBS securitizations and is the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests. The amount of excess spread depends on the future delinquency and loss trends, future prime and LIBOR interest rates and borrower refinancing behavior, which results in voluntary prepayments.

First-lien RMBS Reserves

The Company’s first-lien RMBS case basis reserves as of December 31, 2013, which primarily relate to RMBS backed by Alternative A-paper and subprime mortgage loans, were determined using the Roll Rate Methodology. The Company assumes that the Roll Rate for loans in foreclosure, REO and bankruptcy are 90%, 90% and 75%, respectively. Roll Rates for current, 30-59 day delinquent loans, 60-89 day delinquent loans and 90+ day delinquent loans are calculated on a transaction-specific basis. The Current Roll to Loss rates stay at the November 30, 2013 level for one month before declining to 25% of this level over a 24-month period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The Company estimates future losses by utilizing three different probability-weighted scenarios: base; stress; and additional stress. The three scenarios differ in the roll rates to loss of 90+ day delinquent loans. In the base scenario, the Company uses deal-specific roll rates obtained from historic loan level roll rate data for 90+ day delinquent loans. In the stress scenario, the Company assumes a 90% roll rate for all 90+ day delinquent loans. In the additional stress scenario, the roll rates for each deal are an average of the deal-specific roll rate used in the base scenario and the 90% rate. The Roll Rates are applied to the amounts in each deal’s respective 90+ delinquency bucket based on delinquencies as of November 30, 2013 in order to estimate future losses from loans that are delinquent as of December 31, 2013.

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

As of December 31, 2013, the Company established loss and LAE reserves totaling $241 million related to first-lien RMBS issues after the elimination of $2 million as a result of consolidating VIEs. For the year ended December 31, 2013, the Company had a benefit of $70 million of loss and LAE recorded in earnings related to first-lien RMBS issues after the elimination of a $3 million expense as a result of consolidating VIEs.

ABS CDOs (Financial Guarantees and Insured Derivatives)

MBIA’s insured ABS CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes but are not limited to RMBS related collateral, ABS CDOs, corporate CDOs and collateralized loan obligations). These transactions were insured as either financial guarantee insurance policies or credit derivatives with the majority currently insured in the form of financial guarantees. Since the fourth quarter of 2007, MBIA’s insured par exposure within the ABS CDO portfolio has been substantially reduced through a combination of terminations and commutations. Accordingly, as of December 31, 2013, the insured par exposure of the ABS CDO financial guarantee insurance policies and credit derivatives portfolio has declined by approximately 96% of the insured amount as of December 31, 2007.

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

The primary factor in estimating reserves on insured ABS CDO policies written as financial guarantee insurance policies and in estimating impairments on insured ABS CDO credit derivatives is the losses associated with the underlying collateral in the transactions. MBIA’s approach to establishing reserves or impairments in this portfolio employs a methodology which is similar to other structured finance asset classes insured by MBIA. The Company utilizes up to a total of five probability-weighted scenarios in order to estimate its reserves or impairments for ABS CDOs.

As of December 31, 2013, the Company established loss and LAE reserves totaling $115 million related to ABS CDO financial guarantee insurance policies after the elimination of $226 million as a result of consolidating VIEs. For the year ended December 31, 2013, the Company had a benefit of $24 million of losses and LAE recorded in earnings related to ABS CDO financial guarantee insurance policies after the elimination of a $9 million benefit as a result of consolidating VIEs. In the event of further deteriorating performance of the collateral referenced or held in ABS CDO transactions, the amount of losses estimated by the Company could increase substantially.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Credit Impairments Related to Structured CMBS Pools, CRE CDOs and CRE Loan Pools (Financial Guarantees and Insured Derivatives)

Most of the structured CMBS pools, CRE CDOs and CRE loan pools insured by MBIA are accounted for as insured credit derivatives and are carried at fair value in the Company’s consolidated financial statements. Refer to “Note 9: Derivative Instruments” for a further discussion of the Company’s use of derivatives and their impact on the Company’s consolidated financial statements. Since the Company’s insured credit derivatives have similar terms, conditions, risks, and economic profiles to its financial guarantee insurance policies, the Company evaluates them for impairment in the same way that it estimates loss and LAE for its financial guarantee policies. The following discussion provides information about the Company’s process for estimating credit impairments on these contracts using its statutory loss reserve methodology, determined as the present value of the probability-weighted potential future losses, net of estimated recoveries, across multiple scenarios, plus actual payments and collections.

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

For the year ended December 31, 2013, the Company had a benefit of $33 million of losses and LAE recorded in earnings related to CRE CDO financial guarantee insurance policies. For the year ended December 31, 2013, additional credit impairments and LAE for insured derivatives on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $601 million as a result of additional delinquencies and loan level liquidations, as well as continued refinements of MBIA’s assessment of various commutation possibilities. The cumulative credit impairments and LAE on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $4.2 billion through December 31, 2013. Though the pace of increases in the delinquency rate has slowed, many loans are being modified and liquidations continue to take place. Loan level losses have ranged from 1% to 2%, to near complete losses, and in a few cases severities exceeded 100%. These liquidations led to bond level losses which reduced the level of enhancement to the individual CMBS bonds referenced by the insured structured CMBS pools and in certain cases resulted in deductible erosion. Bond level enhancement and pool level deductibles are structural features intended to mitigate losses to the Company, however, some of the transactions reference similar rated subordinate tranches of CMBS bonds. When there are broad-based declines in property performance, this leverage can result in rapid deterioration in pool performance. Beginning in the second quarter of 2013, the Company paid claims on a CMBS pool transaction that experienced deterioration such that all remaining deductible was eliminated.

Loss and LAE Activity

Financial Guarantee Insurance Losses (Non-Derivative)

The Company’s financial guarantee insurance losses and LAE for the year ended December 31, 2013 are presented in the following table:

Losses and LAE
	Year Ended December 31, 2013
In millions	Second-lien RMBS	First-lien RMBS	Other(1)	Total
Losses and LAE related to actual and expected payments	$108	$(60)	$50	$98
Recoveries of actual and expected payments	(110)	(10)	140	20

Gross losses incurred	(2)	(70)	190	118
Reinsurance	—	—	(1)	(1)

Losses and LAE	$(2)	$(70)	$189	$117

(1)—Includes ABS CDOs, CMBS, U.S. public finance and other issues.

The losses and LAE related to actual and expected payments in the preceding table primarily related to insured second-lien RMBS transactions and other issues, partially offset by a benefit in insured first-lien RMBS transactions related to previously established reserves. The second-lien RMBS losses and LAE related to actual and expected payments comprise net increases of previously established reserves. The $50 million in other issues primarily related to an international road transaction and U.S. public finance transactions, partially offset by decreases in CMBS and ABS CDO transactions.

The recoveries of actual and expected payments primarily related to other issues, partially offset by recoveries related to insured second-lien RMBS transactions. The decrease in other issues of $140 million primarily resulted from the reversal of recoveries related to high yield corporate CDOs and U.S. public finance transactions. Partially offsetting these decreases were increases related to second-lien RMBS recoveries of $110 million, including $317 million in recoveries primarily resulting from ineligible mortgage loans included in insured exposures, partially offset by a $207 million reduction in excess spread.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2013:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	83	19	5	192	299
Number of issues(1)	26	14	4	136	180
Remaining weighted average contract period (in years)	11.0	4.9	11.5	9.5	9.7
Gross insured contractual payments outstanding:(2)
Principal	$5,290	$1,073	$40	$7,861	$14,264
Interest	3,829	253	24	4,526	8,632

Total	$9,119	$1,326	$64	$12,387	$22,896

Gross claim liability	$—	$—	$—	$1,235	$1,235
Less:
Gross potential recoveries	—	—	—	1,085	1,085
Discount, net	—	—	—	205	205

Net claim liability (recoverable)	$—	$—	$—	$(55)	$(55)

Unearned premium revenue	$112	$19	$—	$96	$227

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The gross claim liability in the preceding tables represents the Company’s estimate of undiscounted probability-weighted future claim payments. As of December 31, 2013, the gross claim liability primarily related to insured first and second-lien RMBS issues, ABS CDOs and an international road transaction. As of December 31, 2012, the gross claim liability principally related to insured first and second-lien RMBS and U.S. public finance issues. The gross potential recoveries as of December 31, 2013 and 2012 represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments, and principally related to insured second-lien RMBS and U.S. public finance issues. The Company’s recoveries have been, and remain based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, it is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

The following table presents the components of the Company’s loss and LAE reserves and insurance loss recoverable as reported on the Company’s consolidated balance sheets as of December 31, 2013 and 2012 for insured obligations within MBIA’s “Classified List.” The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

In millions	As of December 31, 2013	As of December 31, 2012
Loss reserves (claim liability)	$580	$790
LAE reserves	61	63

Loss and LAE reserves	$641	$853

Insurance claim loss recoverable	$(694)	$(3,610)
LAE insurance loss recoverable	—	(38)

Insurance loss recoverable	$(694)	$(3,648)

Reinsurance recoverable on unpaid losses	$7	$14
Reinsurance recoverable on unpaid LAE reserves	1	—
Reinsurance recoverable on paid losses	—	1

Reinsurance recoverable on paid and unpaid losses	$8	$15

As of December 31, 2013, loss and LAE reserves include $847 million of reserves for expected future payments offset by expected recoveries of such future payments of $206 million. As of December 31, 2012, loss and LAE reserves included $1.2 billion of reserves for expected future payments offset by expected recoveries of such future payments of $332 million. As of December 31, 2013, the insurance loss recoverable principally related to expected future recoveries on second-lien RMBS transactions resulting from excess spread generated by performing loans in such transactions. As of December 31, 2012, the insurance loss recoverable principally related to estimated recoveries of payments made by the Company resulting from ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans and expected future recoveries on insured second-lien RMBS transactions resulting from expected excess spread generated by performing loans in such transactions.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

For the year ended December 31, 2013, the Company collected approximately $2.9 billion, net of reinsurance, of which $2.8 billion related to insured second-lien RMBS transactions. The Company made payments of $433 million, net of reinsurance, including $196 million related to insured second-lien RMBS transactions and $143 million related to U.S. public finance issues.

For the year ended December 31, 2013, the decrease in insurance loss recoverable related to paid losses totaled $3.0 billion, and primarily resulted from the collections of previously established recoveries related to the settlement with Bank of America on the ineligible mortgage loans related to insured second-lien RMBS transactions.

The following table presents the amounts of the Company’s second-lien RMBS exposure, gross undiscounted claim liability and potential recoveries related to non-consolidated VIEs and consolidated VIEs, included in the Company’s “Classified List,” as of December 31, 2013:

Second-lien RMBS Exposure		Outstanding		Gross Undiscounted
$ in billions	Issues	Gross Principal	Gross Interest	Claim Liability	Potential Recoveries
Non-consolidated VIEs	23	$3.4	$1.3	$0.2	$0.8
Consolidated VIEs	11	$1.7	$0.6	$0.1	$0.6

The following tables present changes in the Company’s loss and LAE reserves for the years ended December 31, 2013 and 2012. Changes in the loss and LAE reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in the timing and amounts of estimated payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of December 31, 2013 and 2012, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 2.37% and 1.38%, respectively. LAE reserves are expected to be settled within a one-year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2013
Gross Loss and LAE Reserves as of December 31, 2012	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(1)	Gross Loss and LAE Reserves as of December 31, 2013
$853	$(337)	$13	$(92)	$141	$12	$(2)	$53	$641

(1)—Primarily	changes in amount and timing of payments.

The decrease in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily due to loss payments on insured first and second-lien RMBS and U.S. public finance issues, partially offset by changes in assumptions.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2012
Gross Loss and LAE Reserves as of December 31, 2011	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(1)	Gross Loss and LAE Reserves as of December 31, 2012

$836	$(395)	$11	$(26)	$319	$2	$8	$98	$853

(1)—Primarily changes in amount and timing of payments.

The increase in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily due to changes in assumptions on insured first and second-lien RMBS issues and changes in amount and timing of payments. These were partially offset by decreases in reserves related to loss payments on insured first and second-lien RMBS issues outstanding as of December 31, 2011.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following tables present changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the years ended December 31, 2013 and 2012. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in the timing and amounts of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

	Gross Reserve as of December 31, 2012	Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Year Ended December 31, 2013						Gross Reserve as of December 31, 2013
In millions		Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)
Insurance loss recoverable	$3,648	$(3,011)	$19	$(33)	$126	$(38)	$(17)	$694
Recoveries on unpaid losses	332	—	6	(38)	(91)	(3)	—	206

Total	$3,980	$(3,011)	$25	$(71)	$35	$(41)	$(17)	$900

(1)	Primarily changes in amount and timing of collections.

The Company’s insurance loss recoverable decreased during 2013 primarily due to recoveries associated with issues outstanding as of December 31, 2012, which related to the settlement with Bank of America on the ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that were subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages. Recoveries on unpaid losses decreased primarily due to changes in assumptions as a result of the reduction of excess spread related to first and second-lien RMBS transactions and changes in discount rates.

	Gross Reserve as of December 31, 2011	Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Year Ended December 31, 2012						Gross Reserve as of December 31, 2012
In millions		Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)
Insurance loss recoverable	$3,046	$(13)	$32	$4	$700	$24	$(145)	$3,648
Recoveries on unpaid losses	562	—	7	12	(238)	(11)	—	332

Total	$3,608	$(13)	$39	$16	$462	$13	$(145)	$3,980

(1)	Primarily changes in amount and timing of collections.

The Company’s insurance loss recoverable increased during 2012 primarily due to changes in assumptions associated with issues outstanding as of December 31, 2011, which related to increases in excess spread and ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that were subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages, partially offset by changes in the amount and timing of collections. Recoveries on unpaid losses decreased primarily due to changes in assumptions as a result of the reduction of excess spread related to first and second-lien RMBS transactions, partially offset by changes in discount rates.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The following table presents the Company’s total estimated recoveries from ineligible mortgage loans included in certain insured second-lien mortgage loan securitizations as of December 31, 2013. The total estimated recoveries from ineligible mortgage loans of $359 million are recorded as “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

In millions
Total Estimated Recoveries from Ineligible Mortgage Loans as of December 31, 2012	Accretion of Future Collections	Changes in Discount Rates	Recoveries (Collections)	Changes in Assumptions	Other(1)	Total Estimated Recoveries from Ineligible Mortgage Loans as of December 31, 2013
$3,583	$24	$(9)	$(3,705)	$443	$23	$359

(1)	Primarily changes in amount and timing of collections.

The decrease in the Company’s total estimated recoveries from ineligible mortgage loans in the preceding table primarily resulted from the collections of previously established recoveries related to the settlement with Bank of America, ResCap and Flagstar Bank on the ineligible mortgage loans related to insured second-lien RMBS securitizations.

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

In millions
Total Estimated Recoveries from Ineligible Mortgage Loans as of December 31, 2011	Accretion of Future Collections	Changes in Discount Rates	Recoveries (Collections)	Changes in Assumptions	Other	Total Estimated Recoveries from Ineligible Mortgage Loans as of December 31, 2012
$3,119	$36	$2	$—	$426	$—	$3,583

The increase in the Company’s total estimated recoveries from ineligible mortgage loans in the preceding table primarily resulted from changes in assumptions related to the probability-weighted scenarios.

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

Costs associated with remediating insured obligations assigned to the Company’s “Caution List—Low,” “Caution List—Medium,” “Caution List—High” and “Classified List” are recorded as LAE. LAE is primarily recorded as part of the Company’s provision for its loss reserves and included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. The following table presents the gross expenses related to remedial actions for insured obligations. Gross expenses related to remediating insured obligations decreased for the year ended December 31, 2013 compared with 2012 due to lower litigation expenses as a result of settlements.

	Years Ended December 31,
In millions	2013	2012	2011
Loss adjustment expense incurred, gross	$57	$137	$120

MBIA Insurance Corporation and Subsidiaries

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

The accounting guidance for fair value measurement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available and reliable. Observable inputs are those the Company believes that market participants would use in pricing an asset or liability based on available market data. Unobservable inputs are those that reflect the Company’s beliefs about the assumptions market participants would use in pricing an asset or liability based on the best information available. The fair value hierarchy is broken down into three levels based on the observability and reliability of inputs, as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company can access. Valuations are based on quoted prices that are readily and regularly available in an active market, with significant trading volumes.

•	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Level 2 assets include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, securities which are priced using observable inputs and derivative contracts whose values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•	Level 3—Valuations based on inputs that are unobservable and supported by little or no market activity and that are significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques where significant inputs are unobservable, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Financial Assets (excluding derivative assets)

Financial assets, excluding derivative assets, held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company believes a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, the Company will obtain a price from another third-party provider, such as a broker, or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of December 31, 2013 or 2012. All challenges to third-party prices are reviewed by staff of the Company with relevant expertise to ensure reasonableness of assumptions.

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

Financial Liabilities (excluding derivative liabilities)

Financial liabilities, excluding derivative liabilities, issued by the Company primarily consist of investment agreements and MTNs within its wind-down operations, debt issued for general corporate purposes, debt in VIEs and warrants. Investment agreements, MTNs, and corporate debt are typically recorded at face value adjusted for premiums or discounts. The majority of the financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for similar products. These valuations include adjustments for expected nonperformance risk of the Company.

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

Internal Review Process

All significant financial assets and liabilities, including derivative assets and liabilities, are reviewed by committees created by the Company to ensure compliance with the Company’s policies and risk procedures in the development of fair values of financial assets and liabilities. These valuation committees review, among other things, key assumptions used for internally developed prices, significant changes in sources and uses of inputs, including changes in model approaches, and any adjustments from third-party inputs or prices to internally developed inputs or prices. The committees also review any significant impairment or improvements in fair values of the financial instruments from prior periods. From time to time, these committees will consult with the Company’s valuation experts to better understand key methods and assumptions used for the determination of fair value, including understanding significant changes in fair values. These committees are comprised of senior finance team members with the relevant experience in the financial instruments their committee is responsible for. For each quarter, these committees document their agreement with the fair values developed by management of the Company as reported in the quarterly and annual financial statements.

Valuation Techniques

Valuation techniques for financial instruments measured at fair value or disclosed at fair value are described below.

Fixed-Maturity Securities (including short-term investments) Held as Available-For-Sale, Fixed-Maturity Securities at Fair Value, Investments Pledged as Collateral, Investments Held-to-Maturity, and Other Investments

Fixed-maturity securities (including short-term investments) held as AFS, fixed-maturity securities at fair value, investments pledged as collateral, HTM investments and other investments include investments in U.S. Treasury and government agencies, foreign governments, corporate obligations, MBS and ABS (including CMBS and CDOs), state and municipal bonds and perpetual debt and equity securities (including money market mutual funds).

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

Loans Receivable at Fair Value

Loans receivable at fair value are comprised of loans held by consolidated VIEs consisting of residential mortgage loans. Fair values of residential mortgage loans are determined using quoted prices for MBS issued by the respective VIE and adjustments for the fair values of the financial guarantees provided by MBIA Corp. on the related MBS. Loans receivable at fair value are categorized in Level 3 of the fair value hierarchy.

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

Investment Agreements

The fair values of investment agreements are determined using discounted cash flow techniques based on contractual cash flows and observable interest rates currently being offered for similar agreements with comparable maturity dates. Investment agreements contain collateralization and termination agreements that substantially mitigate the nonperformance risk of the Company. As the terms of the notes are private, and the timing and amount of contract cash flows are not observable, these investment agreements are categorized as Level 3 of the fair value hierarchy.

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

Variable Interest Entity Derivatives

The VIEs have entered into derivative transactions primarily consisting of cross currency swaps, and interest rate caps. Fair values of OTC derivatives are determined using valuation models based on observable and/or unobservable inputs. These observable and market-based inputs include interest rate and volatilities. These derivatives are categorized in Level 2 or Level 3 of the fair value hierarchy based on the input that is significant to the fair value measurement in its entirety.

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

Derivatives—Asset/Liability Products

The asset/liability products business has entered into derivative transactions primarily consisting of interest rate swaps. Fair values of OTC derivatives are determined using valuation models based on observable inputs, nonperformance risk of the Company’s own credit and nonperformance risk of the counterparties. Observable and market-based inputs include interest rate yields, credit spreads and volatilities. These derivatives are categorized in Level 2 or Level 3 of the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The Company has policies and procedures in place regarding counterparties, including review and approval of the counterparty and the Company’s exposure limit, collateral posting requirements, collateral monitoring and margin calls on collateral. The Company manages counterparty credit risk on an individual counterparty basis through master netting arrangements covering derivative transactions in the asset/liability products segment as of December 31, 2013. These agreements allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either the Company or the counterparty is downgraded below a specified credit rating. The netting agreements minimize the potential for losses related to credit exposure and thus serve to mitigate the Company’s nonperformance risk under these derivatives.

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

Derivatives—Insurance

The derivative contracts insured by the Company cannot be legally traded and generally do not have observable market prices. The Company determines the fair values of insured credit derivatives using valuation models. The valuation models are consistently applied from period to period, with refinements to the fair value estimation approach being applied as and when the information becomes available. Negotiated settlements are also considered when determining fair value to provide the best estimate of how another market participant would evaluate fair value.

Approximately 98% of the balance sheet fair value of insured credit derivatives as of December 31, 2013 was valued based on the Binomial Expansion Technique (“BET”) Model. Approximately 2% of the balance sheet fair value of insured credit derivatives as of December 31, 2013 was valued based on the internally developed Direct Price Model and the Dual Default model. The valuation of insured derivatives includes the impact of its credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as their fair value is derived using significant unobservable inputs.

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

•	Estimates of aggregated collateral losses are calculated by reference to the following (described in further detail under “BET Model Inputs” below):

•	credit spreads of underlying collateral based on actual spreads or spreads on similar collateral with similar ratings, or in some cases, are benchmarked; for collateral pools where the spread distribution is characterized by extremes, each segment of the pool is modeled separately instead of using an overall pool average;

•	diversity score of the collateral pool as an indication of correlation of collateral defaults; and

•	recovery rate for all defaulted collateral.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

•	Allocation of losses to separate tranches of the capital structure according to priority of payments in a transaction.

•	The inception-to-date unrealized gain or loss on a transaction is the difference between the original price of the risk (the original market-implied expected loss) and the current price of the risk based on the assumed market-implied expected losses derived from the model.

Additional structural assumptions of the BET Model are:

•	Default probabilities are determined by three factors: MBIA Corp.’s credit spread, MBIA Corp.’s recovery rate after default, and the time period under risk;

•	Frequencies of defaults are modeled evenly over time;

•	Collateral assets are generally considered on an average basis rather than being modeled on an individual basis; and

•	Collateral asset correlation is modeled using a diversity score which is calculated based on industry or sector concentrations. Recovery rates are based on historical averages and updated based on market evidence.

2. Model Strengths and Weaknesses

The primary strengths of the BET Model:

•	The model takes account of transaction structure and key drivers of fair value. Transaction structure includes par insured, weighted average life, level of deductible or subordination (if any), and composition of collateral.

•	The model is a consistent approach to marking positions that minimizes the level of subjectivity. The Company has also developed a hierarchy for usage of various market-based spread inputs that reduces the level of subjectivity, especially during periods of high illiquidity.

•	The model uses market-based inputs including credit spreads for underlying reference collateral, recovery rates specific to the type and credit rating of reference collateral, diversity score of the entire collateral pool, and MBIA’s CDS and derivative recovery rate level.

The primary weaknesses of the BET Model:

•	As of December 31, 2013, some of the model inputs were either unobservable or derived from illiquid markets which might adversely impact the model’s reliability.

•	The BET Model requires an input for collateral spreads. However, some securities are quoted only in price terms. For securities that trade substantially below par, the calculation of spreads from price to spread can be subjective.

•	Results may be affected by using average spreads and a single diversity factor, rather than using specific spreads for each piece of underlying collateral and collateral-specific correlations.

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

There were some transactions where the Company incorporated multiple levels within the hierarchy, including using actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. As of December 31, 2013, sector-specific spreads were used in 8% of the transactions valued using the BET Model. Corporate spreads were used in 48% of the transactions and spreads benchmarked from the most relevant spread source were used for 44% of the transactions. The spread source can also be identified by whether or not it is based on collateral weighted average rating factor (“WARF”). No collateral-specific spreads are based on WARF. Sector-specific spreads, corporate spreads and some benchmarked spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spreads were used for 78% of the transactions.

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

d. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates MBIA Corp.’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET Model at discount rates which include MBIA Corp.’s CDS spreads as of December 31, 2013. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than MBIA Corp.’s recovery derivative price multiplied by the unadjusted derivative liability.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Overall Model Results

As of December 31, 2013 and 2012, the Company’s net insured derivative liability was $1.2 billion and $2.9 billion, respectively, and was primarily related to the fair values of insured credit derivatives, based on the results of the aforementioned pricing models. A significant driver of changes in fair value is MBIA Corp.’s nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $394 million and $4.4 billion lower than the net liability that would have been estimated if MBIA Corp. excluded nonperformance risk in its valuation as of December 31, 2013 and 2012, respectively. Nonperformance risk is a fair value concept and does not contradict MBIA Corp.’s internal view, based on fundamental credit analysis of MBIA Corp.’s economic condition, that MBIA Corp. will be able to pay all claims when due.

Warrants

Stock warrants issued by the Company are valued using the Black-Scholes model and are recorded at fair value. Inputs into the warrant valuation include the Company’s stock price, a volatility parameter, interest rates, and dividend data. As all significant inputs are market-based and observable, warrants are categorized in Level 2 of the fair value hierarchy.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012. These tables exclude inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations.

In millions	Fair Value as of December 31, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,612	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% – 17%(3%)
Loan repurchase commitments	359	Discounted cash flow	Recovery rates(1)
			Breach rates(1)
Liabilities of consolidated VIEs:
Variable interest entity notes	940	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% – 25%(12%)
Credit derivative liabilities, net:
CMBS	1,050	BET Model	Recovery rates	25% – 90%(60%)
			Nonperformance risk	8% – 57%(25%)
			Weighted average life (in years)	1.1 – 28.0(3.3)
			CMBS spreads	1% – 29%(13%)
Multi-sector CDO	12	Direct Price Model	Nonperformance risk	57% – 57%(57%)
Other	85	BET Model and Dual Default	Recovery rates	42% – 90%(45%)
			Nonperformance risk	13% – 54%(25%)
			Weighted average life (in years)	0.2 – 8.7(2.3)

(1)—Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,881	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% – 14% (3%)
Loan repurchase commitments	1,086	Discounted cash flow	Recovery rates	10% – 75% (47%)
			Breach rates	66% – 94% (78%)
Liabilities of consolidated VIEs:
Variable interest entity notes	1,932	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% – 23% (6%)
Credit derivative liabilities, net:
CMBS	1,590	BET Model	Recovery rates	21% – 90% (51%)
			Nonperformance risk	19% – 59% (58%)
			Weighted average life (in years)	0.1 – 5.6 (4.4)
			CMBS spreads	1% – 23% (13%)
Multi-sector CDO	525	Direct Price Model	Nonperformance risk	59% – 59% (59%)
Other	806	BET Model and Dual Default	Recovery rates	42% – 75% (47%)
			Nonperformance risk	42% – 59% (58%)
			Weighted average life (in years)	0.1 – 19.6 (3.0)

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

The significant unobservable inputs used in the fair value measurement of the Company’s loan repurchase commitments of consolidated VIEs are the recovery rates and breach rates. Recovery rates reflect the estimates of future cash flows reduced for litigation delays and risks and/or potential financial distress of the sellers/servicers. The estimated recoveries of the loan repurchase commitments may differ from the actual recoveries that may be received in the future. Breach rates represent the rate at which mortgages fail to comply with stated representations and warranties of the sellers/servicers. Significant increases or decreases in the recovery rates and the breach rates would result in significantly higher or lower fair values of the loan repurchase commitments, respectively. Additionally, changes in the legal environment and the ability of the counterparties to pay would impact the recovery rate assumptions, which could significantly impact the fair value measurement. Any significant challenges by the counterparties to the Company’s determination of breaches of representations and warranties could significantly adversely impact the fair value measurement. Recovery rates and breach rates are determined independently. Changes in one input will not necessarily have any impact on the other input.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of December 31, 2013 and 2012:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2013
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$397	$156	$—		$—	$553
State and municipal bonds	—	1,765	19	(1)	—	1,784
Foreign governments	112	65	12	(1)	—	189
Corporate obligations	—	1,776	48	(1)	—	1,824
Mortgage-backed securities:
Residential mortgage-backed agency	—	1,173	—		—	1,173
Residential mortgage-backed non-agency	—	86	6	(1)	—	92
Commercial mortgage-backed	—	25	14	(1)	—	39
Asset-backed securities:
Collateralized debt obligations	—	72	82	(1)	—	154
Other asset-backed	—	130	58	(1)	—	188

Total fixed-maturity investments	509	5,248	239		—	5,996
Money market securities	783	—	—		—	783
Perpetual debt and equity securities	27	13	11	(1)	—	51
Cash and cash equivalents	1,161	—	—		—	1,161
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	—	46	—		(42)	4

Total derivative assets	—	46	—		(42)	4

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2013
Assets of consolidated VIEs:
Corporate obligations	—	41	48	(1)	—	89
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	255	4	(1)	—	259
Commercial mortgage-backed	—	102	3	(1)	—	105
Asset-backed securities:
Collateralized debt obligations	—	14	22	(1)	—	36
Other asset-backed	—	44	54	(1)	—	98
Money market securities	136	—	—		—	136
Cash	97	—	—		—	97
Loans receivable	—	—	1,612		—	1,612
Loan repurchase commitments	—	—	359		—	359

Total assets	$2,713	$5,763	$2,352		$(42)	$10,786

Liabilities:
Medium-term notes	$—	$—	$203	(1)	$—	$203
Derivative liabilities:
Insured derivatives:
Credit derivatives	—	5	1,147		—	1,152
Non-insured derivatives:
Interest rate derivatives	—	165	—		(165)	—
Other liabilities:
Warrants	—	59	—		—	59
Liabilities of consolidated VIEs:
Variable interest entity notes	—	1,416	940		—	2,356
Derivative liabilities:
Currency derivatives	—	—	11	(1)	—	11

Total liabilities	$—	$1,645	$2,301		$(165)	$3,781

(1)—Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2012
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$784	$100	$—		$—	$884
State and municipal bonds	—	1,429	103	(1)	—	1,532
Foreign governments	86	107	3	(1)	—	196
Corporate obligations	—	1,140	76	(1)	—	1,216
Mortgage-backed securities:
Residential mortgage-backed agency	—	988	—		—	988
Residential mortgage-backed non-agency	—	94	4	(1)	—	98
Commercial mortgage-backed	—	20	28	(1)	—	48
Asset-backed securities:
Collateralized debt obligations	—	65	31	(1)	—	96
Other asset-backed	—	119	26	(1)	—	145

Total fixed-maturity investments	870	4,062	271		—	5,203
Money market securities	585	8	—		—	593
Perpetual debt and equity securities	23	20	14	(1)	—	57
Cash and cash equivalents	814	—	—		—	814
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	—	89	5	(1)	(90)	4

Total derivative assets	—	89	5		(90)	4

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

Level 3 assets at fair value as of December 31, 2013 and 2012 represented approximately 22% and 29%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of December 31, 2013 and 2012 represented approximately 61% and 73%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of December 31, 2013 and 2012:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2013	Carry Value Balance as of December 31, 2013
Assets:
Other investments	$—	$—	$4	$4	$5
Accrued investment income (1)	—	52	—	52	52
Receivable for investments sold (1)	—	22	—	22	22
Net cash collateral pledged (1)	24	—	—	24	24
Assets of consolidated VIEs:
Investments held-to-maturity	—	—	2,651	2,651	2,801

Total assets	$24	$74	$2,655	$2,753	$2,904

Liabilities:
Investment agreements	$—	$—	$814	$814	$700
Medium-term notes	—	—	927	927	1,224
Long-term debt	—	1,412	—	1,412	1,702
Payable for investments purchased (2)	—	31	—	31	31
Liabilities of consolidated VIEs:
Variable interest entity notes	—	—	2,751	2,751	2,930

Total liabilities	$—	$1,443	$4,492	$5,935	$6,587

Financial Guarantees:
Gross	$—	$—	$2,843	$2,843	$2,388
Ceded	—	—	71	71	76

(1)—Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2)—Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2012	Carry Value Balance as of December 31, 2012
Assets:
Other investments	$—	$—	$9	$9	$9
Accrued investment income (1)	—	43	—	43	43
Receivable for investments sold (1)	—	17	—	17	17
Net cash collateral pledged (1)	66	—	—	66	66
Assets of consolidated VIEs:
Investments held-to-maturity	—	—	2,674	2,674	2,829

Total assets	$66	$60	$2,683	$2,809	$2,964

Liabilities:
Investment agreements	$—	$—	$1,175	$1,175	$944
Medium-term notes	—	—	860	860	1,433
Long-term debt	—	711	—	711	1,732
Payable for investments purchased (2)	—	50	—	50	50
Liabilities of consolidated VIEs:
Variable interest entity notes	—	—	3,147	3,147	3,465

Total liabilities	$—	$761	$5,182	$5,943	$7,624

Financial Guarantees:
Gross	$—	$—	$650	$650	$143
Ceded	—	—	97	97	91

(1)—Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2)—Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2013

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2013
Assets:
Foreign governments	$3	$—	$—	$—	$—	$10	$—	$(16)	$—	$18	$(3)	$12	$—
Corporate obligations	76	(5)	7	13	—	1	—	(16)	(28)	1	(1)	48	7
Residential mortgage-backed agency	—	—	—	—	—	—	—	(1)	—	20	(19)	—	—
Residential mortgage-backed non-agency	4	—	—	—	—	—	—	(2)	—	5	(1)	6	—
Commercial mortgage-backed	28	—	—	4	—	—	—	(1)	(19)	3	(1)	14	—
Collateralized debt obligations	31	(2)	1	12	—	61	—	(17)	(5)	31	(30)	82	1
Other asset-backed	26	—	—	(3)	—	3	—	(10)	—	47	(5)	58	—
State and municipal bonds	103	2	—	(1)	—	—	—	(5)	(13)	42	(109)	19	—
Perpetual debt and equity securities	14	—	—	—	—	—	—	—	—	—	(3)	11	—
Assets of consolidated VIEs:
Corporate obligations	78	(4)	(7)	6	—	—	—	(4)	(24)	3	—	48	—
Residential mortgage-backed non-agency	6	—	6	—	—	—	—	(7)	—	3	(4)	4	—
Commercial mortgage-backed	7	—	—	—	—	—	—	—	(24)	20	—	3	1
Collateralized debt obligations	125	—	(8)	5	—	—	—	(5)	(85)	4	(14)	22	1
Other asset-backed	64	—	(9)	—	—	—	—	(14)	(2)	21	(6)	54	2
Loans receivable	1,881	—	180	—	—	—	—	(275)	(174)	—	—	1,612	166
Loan repurchase commitments	1,086	—	172	—	—	—	—	(899)	—	—	—	359	172

Total assets	$3,532	$(9)	$342	$36	$—	$75	$—	$(1,272)	$(374)	$218	$(196)	$2,352	$350

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales		Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2013
Liabilities:
Medium-term notes	$165	$—	$29	$—	$9	$—	$—	$—	$—		$—	$—	$203	$38
Credit derivatives, net	2,921	1,548	(1,778)	—	—	—	—	(1,548)	—		4	—	1,147	87
Interest rate derivatives, net	(1)	—	2	—	—	—	—	—	—		—	(1)	—	(18)
Currency derivatives, net	1	—	—	—	—	—	—	—	—		—	(1)	—	—
Liabilities of consolidated VIEs:
VIE notes	1,932	—	180	—	—	—	—	(277)	(1,076)		181	—	940	92
Currency derivatives, net	21	—	(10)	—	—	—	—	—	—		—	—	11	(10)

Total liabilities	$5,039	$1,548	$(1,577)	$—	$9	$—	$—	$(1,825)	$(1,076)	(2)	$185	$(2)	$2,301	$189

(1)—Transferred in and out at the end of the period.

(2)—Primarily relates to the deconsolidation of VIEs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2012

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2012
Assets:
Foreign governments	$11	$—	$—	$—	$1	$21	$—	$(29)	$(4)	$3	$—	$3	$—
Corporate obligations	207	(15)	10	27	—	17	—	(29)	(141)	25	(25)	76	9
Residential mortgage- backed agency	—	—	—	—	—	—	—	—	—	4	(4)	—	—
Residential mortgage- backed non-agency	17	(1)	—	—	—	—	—	(13)	(5)	31	(25)	4	—
Commercial mortgage-backed	32	—	—	6	—	1	—	—	—	1	(12)	28	—
Collateralized debt obligations	60	(9)	—	20	—	1	—	(15)	(10)	18	(34)	31	—
Other asset-backed	317	(46)	—	73	—	3	—	(29)	(285)	4	(11)	26	—
State and municipal bonds	28	—	—	(1)	—	—	—	(7)	—	83	—	103	—
Perpetual debt and equity securities	11	—	1	2	—	—	—	—	—	3	(3)	14	—
Assets of consolidated VIEs:
Corporate obligations	69	—	(19)	(6)	—	27	—	(5)	—	15	(3)	78	3
Residential mortgage- backed non-agency	21	—	6	—	—	—	—	(7)	(16)	6	(4)	6	3
Commercial mortgage-backed	22	—	4	—	—	—	—	(4)	(9)	5	(11)	7	1
Collateralized debt obligations	203	—	(25)	2	—	—	—	(12)	(74)	56	(25)	125	5
Other asset-backed	67	—	6	—	—	4	—	(11)	(36)	34	—	64	7
Loans receivable	2,046	—	114	—	—	—	—	(277)	(2)	—	—	1,881	114
Loan repurchase commitments	1,077	—	9	—	—	—	—	—	—	—	—	1,086	9

Total assets	$4,188	$(71)	$106	$123	$1	$74	$—	$(438)	$(582)	$288	$(157)	$3,532	$151

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales		Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2012
Liabilities:
Medium-term notes	$165	$—	$(3)	$—	$3	$—	$—	$—	$—		$—	$—	$165	$(3)
Credit derivatives, net	4,790	407	(1,869)	—	—	—	—	(407)	—		—	—	2,921	(927)
Interest rate derivatives, net	(3)	—	(2)	—	—	—	—	—	—		4	—	(1)	18
Currency derivatives, net	—	—	—	—	—	—	—	—	—		1	—	1	—
Liabilities of consolidated VIEs:
VIE notes	2,889	—	465	—	—	—	—	(439)	(983)		—	—	1,932	409
Credit derivatives, net	80	—	2	—	—	—	—	—	(82)		—	—	—	—
Currency derivatives, net	17	—	4	—	—	—	—	—	—		—	—	21	4

Total liabilities	$7,938	$407	$(1,403)	$—	$3	$—	$—	$(846)	$(1,065)	(2)	$5	$—	$5,039	$(499)

(1)—Transferred in and out at the end of the period.

(2)—Primarily relates to the deconsolidation of VIEs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $403 million and $198 million, respectively, for the year ended December 31, 2013. Transfers into and out of Level 2 were $198 million and $403 million, respectively, for the year ended December 31, 2013. Transfers into Level 3 were principally related to VIE notes, other ABS, state and municipal bonds, CDOs, CMBS and RMBS agency where inputs, which are significant to their valuation, became unobservable during the period. State and municipal bonds, CDOs and RMBS agency comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

Transfers into and out of Level 3 were $293 million and $157 million, respectively, for the year ended December 31, 2012. Transfers into and out of Level 2 were $157 million and $293 million, respectively, for the year ended December 31, 2012. Transfers into Level 3 were principally related to state and municipal bonds, CDOs, other asset backed, RMBS non-agency and corporate obligations where inputs, which are significant to their valuation, became unobservable during the period. CDOs, RMBS non-agency, corporate obligations and other ABS comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the years ended December 31, 2013, 2012 and 2011 are reported on the Company’s consolidated statements of operations as follows:

In millions	Total Gains (Losses) Included in Earnings			Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of December 31,
	2013	2012	2011	2013	2012	2011
Revenues:
Net investment income	$—	$—	$(5)	$—	$—	$—
Unrealized gains (losses) on insured derivatives	1,778	1,869	(440)	(87)	927	(2,702)
Realized gains (losses) and other settlements on insured derivatives	(1,548)	(407)	(2,373)	—	—	—
Net gains (losses) on financial instruments at fair value and foreign exchange	(37)	13	(87)	(12)	(6)	(90)
Net investment losses related to other-than-temporary impairments	—	(68)	(60)	—	—	—
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	160	(376)	230	260	(271)	347

Total	$353	$1,031	$(2,735)	$161	$650	$(2,445)

Fair Value Option

The Company elected to record at fair value certain financial instruments of VIEs that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, for VIE financial instruments for which the fair value option was elected:

	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
In millions	2013	2012	2011
Fixed-maturity securities held at fair value	$(74)	$(55)	$(484)
Loans receivable at fair value:
Residential mortgage loans	(107)	(107)	(143)
Other loans	13	(56)	(19)
Loan repurchase commitments	172	9	242
Variable interest entity notes	155	107	594

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2013 and 2012 for VIE loans and notes for which the fair value option was elected:

	As of December 31, 2013			As of December 31, 2012
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$1,846	$1,562	$284	$2,307	$1,735	$572
Residential mortgage loans (90 days or more past due)	231	50	181	244	54	190
Other loans	—	—	—	22	22	—
Other loans (90 days or more past due)	—	—	—	197	70	127

Total loans receivable at fair value	$2,077	$1,612	$465	$2,770	$1,881	$889
Variable interest entity notes	$3,787	$2,356	$1,431	$9,021	$3,659	$5,362

Substantially all gains and losses included in earnings during the periods ended December 31, 2013 and 2012 on loans receivable and VIE notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the VIE notes, resulting in depressed pricing of the financial instruments.

Note 8: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM. Other invested assets designated as AFS are primarily comprised of money market funds.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and other-than-temporary impairments (“OTTI”) for AFS and HTM investments in the Company’s consolidated investment portfolio as of December 31, 2013 and 2012:

	December 31, 2013
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$528	$16	$(9)	$535	$—
State and municipal bonds	1,831	22	(73)	1,780	—
Foreign governments	184	5	—	189	—
Corporate obligations	1,682	24	(38)	1,668	—
Mortgage-backed securities:
Residential mortgage-backed agency	1,167	10	(31)	1,146	—
Residential mortgage-backed non-agency	79	13	(5)	87	4
Commercial mortgage-backed	34	1	(1)	34	—
Asset-backed securities:
Collateralized debt obligations	205	3	(57)	151	(14)
Other asset-backed	187	2	(15)	174	—

Total fixed-maturity investments	5,897	96	(229)	5,764	(10)
Money market securities	781	—	—	781	—
Perpetual debt and equity securities	10	1	—	11	—
Assets of consolidated VIEs:
Money market securities	136	—	—	136	—

Total AFS investments	$6,824	$97	$(229)	$6,692	$(10)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$2,801	$31	$(181)	$2,651	$—

Total HTM investments	$2,801	$31	$(181)	$2,651	$—

(1)—Represents unrealized gains or losses on other than temporarily impaired securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

	December 31, 2012
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$819	$40	$(1)	$858	$—
State and municipal bonds	1,446	97	(12)	1,531	—
Foreign governments	183	13	—	196	—
Corporate obligations	1,058	54	(20)	1,092	5
Mortgage-backed securities:
Residential mortgage-backed agency	939	19	(1)	957	—
Residential mortgage-backed non-agency	86	11	(8)	89	—
Commercial mortgage-backed	46	—	(4)	42	—
Asset-backed securities:
Collateralized debt obligations	161	1	(71)	91	(25)
Other asset-backed	145	3	(11)	137	—

Total fixed-maturity investments	4,883	238	(128)	4,993	(20)
Money market securities	580	—	—	580	—
Perpetual debt and equity securities	22	1	—	23	—
Assets of consolidated VIEs:
State and municipal bonds	38	3	—	41	—
Corporate obligations	177	9	(6)	180	—
Mortgage-backed securities:
Residential mortgage-backed non-agency	92	—	(10)	82	—
Asset-backed securities:
Collateralized debt obligations	97	—	(8)	89	—
Other asset-backed	23	—	—	23	—
Money market securities	210	—	—	210	—

Total AFS investments	$6,122	$251	$(152)	$6,221	$(20)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$2,829	$2	$(157)	$2,674	$—

Total HTM investments	$2,829	$2	$(157)	$2,674	$—

(1)—Represents unrealized gains or losses on other than temporarily impaired securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of December 31, 2013. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$521	$521	$—	$—
Due after one year through five years	992	1,006	—	—
Due after five years through ten years	1,021	1,006	—	—
Due after ten years	1,691	1,639	2,801	2,651
Mortgage-backed and asset-backed	1,672	1,592	—	—

Total fixed-maturity investments	$5,897	$5,764	$2,801	$2,651

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities was $10 million as of December 31, 2013 and 2012. These deposits are required to comply with state insurance laws.

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

Substantially all of the obligations under investment agreements require the Company to pledge securities as collateral. Securities pledged in connection with investment agreement and derivative activities may not be repledged by the investment agreement or derivative counterparty. As of December 31, 2013 and 2012, the fair value of securities pledged as collateral for these investment agreements and derivative transactions approximated $735 million and $820 million, respectively. The Company’s collateral as of December 31, 2013 consisted principally of RMBS and U.S. Treasury and government agency bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements in the amount of $22 million and $144 million as of December 31, 2013 and 2012, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of December 31, 2013 and 2012:

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$269	$(9)	$1	$—	$270	$(9)
State and municipal bonds	1,112	(65)	49	(8)	1,161	(73)
Foreign governments	36	—	—	—	36	—
Corporate obligations	788	(30)	82	(8)	870	(38)
Mortgage-backed securities:
Residential mortgage-backed agency	713	(23)	144	(8)	857	(31)
Residential mortgage-backed non-agency	17	—	22	(5)	39	(5)
Commercial mortgage-backed	11	(1)	—	—	11	(1)
Asset-backed securities:
Collateralized debt obligations	6	—	124	(57)	130	(57)
Other asset-backed	21	—	57	(15)	78	(15)

Total fixed-maturity investments	2,973	(128)	479	(101)	3,452	(229)
Perpetual debt and equity securities	5	—	—	—	5	—

Total AFS investments	$2,978	$(128)	$479	$(101)	$3,457	$(229)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$—	$—	$1,244	$(181)	$1,244	$(181)

Total HTM investments	$—	$—	$1,244	$(181)	$1,244	$(181)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$234	$(1)	$—	$—	$234	$(1)
State and municipal bonds	69	—	87	(12)	156	(12)
Foreign governments	11	—	1	—	12	—
Corporate obligations	202	(2)	57	(18)	259	(20)
Mortgage-backed securities:
Residential mortgage-backed agency	173	(1)	38	—	211	(1)
Residential mortgage-backed non-agency	4	—	28	(8)	32	(8)
Commercial mortgage-backed	3	—	27	(4)	30	(4)
Asset-backed securities:
Collateralized debt obligations	1	—	80	(71)	81	(71)
Other asset-backed	4	—	65	(11)	69	(11)

Total fixed-maturity investments	701	(4)	383	(124)	1,084	(128)
Perpetual debt and equity securities	1	—	1	—	2	—
Assets of consolidated VIEs:
Corporate obligations	—	—	31	(6)	31	(6)
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	—	82	(10)	82	(10)
Asset-backed securities:
Collateralized debt obligations	—	—	85	(8)	85	(8)

Total AFS investments	$702	$(4)	$582	$(148)	$1,284	$(152)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$297	$(19)	$1,287	$(138)	$1,584	$(157)

Total HTM investments	$297	$(19)	$1,287	$(138)	$1,584	$(157)

Gross unrealized losses on AFS securities increased as of December 31, 2013 compared with December 31, 2012 primarily due to market price depreciation caused by rising interest rates.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of December 31, 2013 and 2012 was 18 and 23 years, respectively. As of December 31, 2013 and 2012, there were 77 and 153 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which the fair values of 50 and 89 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer by percentage of fair value below book value by more than 5% as of December 31, 2013:

	AFS Securities			HTM Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	25	$263	$244	—	$—	$—
> 15% to 25%	9	53	42	—	—	—
> 25% to 50%	8	71	50	1	575	406
> 50%	7	57	11	—	—	—

Total	49	$444	$347	1	$575	$406

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of ABS, MBS and corporate obligations included in the Company’s consolidated AFS investment portfolio as of December 31, 2013 for which fair value was less than amortized cost. The credit ratings are based on ratings from Moody’s as of December 31, 2013 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Asset Type	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS	$16	$—	$62	$(4)	$1	$—	$2	$—	$126	$(68)	$1	$—	$208	$(72)
MBS	868	(31)	7	—	4	—	6	(1)	7	(1)	15	(4)	907	(37)
Corporate obligations	151	(1)	238	(9)	275	(12)	76	(5)	17	(1)	113	(10)	870	(38)

Total	$1,035	$(32)	$307	$(13)	$280	$(12)	$84	$(6)	$150	$(70)	$129	$(14)	$1,985	$(147)

The total ABS, MBS and corporate obligations reported in the preceding table include those which are guaranteed by financial guarantors. In addition, the following table presents information on ABS, MBS and corporate obligations guaranteed by the Company and third-party financial guarantors.

			Insured Securities Rated Below Investment Grade without the Effect of Guarantee
Asset Type	Average Credit Rating with the Effect of Guarantee	Average Credit Rating without the Effect of Guarantee	(in millions)	Percentage
			Fair Value
ABS	Below Investment Grade	Below Investment Grade	$97	63%
MBS	Below Investment Grade	Below Investment Grade	7	81%
Corporate obligations	Baa	Baa	—	—%

Refer to the table in the “Determination of Credit Loss Guaranteed by the Company and Other Third-Party Guarantors” section within the OTTI section of this note for information on the insured securities included in the table above.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of December 31, 2013 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

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

ABS investments are evaluated for OTTI using historical collateral performance, deal waterfall and structural protections, credit ratings, and forward looking projections of collateral performance based on business and economic conditions specific to each collateral type and risk. The underlying collateral is evaluated to identify any specific performance concerns, and stress scenarios are considered in forecasting ultimate returns of principal. Based on this evaluation, if a principal default is projected for a security, estimated future cash flows are discounted at the security’s interest rate used to recognize interest income on the security. For CDO investments, the Company utilizes the same tools as its RMBS investments discussed below, aggregating the bond level cash flows to the CDO investment level. If the present value of cash flows is less than the Company’s amortized cost for the security, the difference is recorded as an OTTI loss.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

For the years ended December 31, 2012 and 2011, the credit losses recognized in earnings were related to RMBS and CDOs. The following table presents a summary of the significant inputs considered in determining the measurement of the credit losses on securities in which a portion of the impairment is included in AOCI:

	Years Ended December 31,
Significant Inputs	2012	2011
Expected size of losses (1):
Range (2)	12.13% to 97.70%	2.48% to 100.00%
Weighted average (3)	87.67%	55.40%
Current subordination levels (4):
Range (2)	0.00% to 0.00%	0.00% to 35.46%
Weighted average (3)	0.00%	1.53%
Prepayment speed (annual CPR) (5):
Range (2)	0.00% to 30.91%	0.00% to 100.00%
Weighted average (3)	11.93%	12.67%

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table provides information about securities held by the Company as of December 31, 2013 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve(2)
Asset-backed:
MBIA (1)	$144	$(55)	$16
Other	9	(4)	—

Total asset-backed	153	(59)	16
Mortgage-backed:
MBIA (1)	5	—	—
Other	4	—	—

Total mortgage-backed	9	—	—
Corporate obligations:
Other	6	(2)	—

Total corporate obligations	6	(2)	—
Other:
MBIA (1)	102	(10)	—
Other	31	(1)	—

Total other	133	(11)	—

Total	$301	$(72)	$16

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

In millions	Years Ended December 31,
Credit Losses Recognized in Earnings Related to OTTI	2013	2012	2011
Beginning balance	$197	$341	$262
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	—	63
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	8	31
Reductions for credit loss impairments previously recognized on securities sold during the period	(16)	(41)	(15)
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—	(111)	—
Reductions for increases in cash flows expected to be collected over the remaining life of the security	(6)	—	—

Ending balance	$175	$197	$341

(1)—Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Sales of Available-For-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and gross realized gains and losses from sales of AFS investments for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Years Ended December 31,
In millions	2013	2012	2011
Proceeds from sales	$3,965	$8,724	$9,866
Gross realized gains	$57	$196	$239
Gross realized losses	$(29)	$(127)	$(104)

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

Variable Interest Entities

VIEs consolidated by the Company have entered into derivative instruments consisting of interest rate swaps, interest rate caps and cross currency swaps. Interest rate swaps and caps are entered into to mitigate the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to hedge the variability in cash flows resulting from fluctuations in foreign currency rates.

Asset/Liability Products

The Company’s asset/liability products business has entered into derivative instruments primarily consisting of interest rate swaps. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts.

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

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of December 31, 2013 and 2012. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of December 31, 2013
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	2.6 Years	$7,406	$1,972	$1,068	$7,552	$5,956	$23,954	$(1,132)
Insured swaps	18.5 Years	—	77	3,282	1,586	—	4,945	(5)
All others	28.0 Years	—	—	—	—	36	36	(15)

Total notional		$7,406	$2,049	$4,350	$9,138	$5,992	$28,935

Total fair value		$(2)	$—	$(3)	$(78)	$(1,069)		$(1,152)

$ in millions	As of December 31, 2012
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	5.1 Years	$10,457	$5,862	$5,253	$11,571	$13,859	$47,002	$(2,858)
Insured swaps	19.4 Years	—	103	3,661	1,982	71	5,817	(8)
All others	1.8 Years	—	—	—	—	195	195	(68)

Total notional		$10,457	$5,965	$8,914	$13,553	$14,125	$53,014

Total fair value		$(7)	$(70)	$(72)	$(732)	$(2,053)		$(2,934)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future payments that MBIA may be required to make under these guarantees as of December 31, 2013 is $24.5 billion. This amount is net of $59 million of insured derivatives ceded under reinsurance agreements in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives and offsetting agreements with a counterparty. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

MBIA may hold recourse provisions with third parties in derivative instruments through both reinsurance and subrogation rights. MBIA’s reinsurance arrangements provide that in the event MBIA pays a claim under a guarantee of a derivative contract, MBIA has the right to collect amounts from any reinsurers that have reinsured the guarantee on either a proportional or non-proportional basis, depending upon the underlying reinsurance agreement. MBIA may also have recourse through subrogation rights whereby if MBIA makes a claim payment, it may be entitled to any rights of the insured counterparty, including the right to any assets held as collateral.

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

Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2013, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $160 million. Of this amount, $123 million is netted within “Derivative liabilities”, $16 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities and an additional $21 million is included in “Other assets” on the Company’s consolidated balance sheets. As of December 31, 2012, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $285 million. Of this amount, $203 million is netted within “Derivative liabilities”, $16 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities and an additional $66 million is included in “Other assets” on the Company’s consolidated balance sheets. As of December 31, 2013, the Company had securities with a fair value of $42 million posted to derivative counterparties and this amount is included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheet. As of December 31, 2012, the Company did not post securities to derivative counterparties.

As of December 31, 2013 and 2012, the fair value on one Credit Support Annex (“CSA”) was $4 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of December 31, 2013 and 2012, the counterparty was rated A2 by Moody’s and A by S&P.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

Financial Statement Presentation

The fair value of amounts recognized for eligible derivative contracts executed with the same counterparty under a master netting agreement, including any cash collateral that may have been received or posted by the Company, is presented on a net basis in accordance with accounting guidance for the offsetting of fair value amounts related to derivative instruments. Insured CDSs and insured swaps are not subject to master netting agreements. VIE derivative assets and liabilities are not presented net of any master netting agreements. Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate swaps” as of December 31, 2013 and “Interest rate swaps” and “Currency swaps” as of December 31, 2012.

As of December 31, 2013, the total fair value of the Company’s derivative assets, after counterparty netting of $42 million, was $13 million, of which $4 million was reported within “Other assets” on the Company’s consolidated balance sheets. Embedded derivatives of $9 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of December 31, 2013, the total fair value of the Company’s derivative liabilities, after counterparty netting of $42 million and cash collateral posted by the Company of $123 million was $1.2 billion, which was reported within “Derivative liabilities” and “Derivative liabilities” presented under “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $19 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of December 31, 2013:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$23,954	Other assets	$—	Derivative liabilities	$(1,132)
Insured swaps	4,945	Other assets	—	Derivative liabilities	(5)
Interest rate swaps	1,495	Other assets	46	Derivative liabilities	(165)
Interest rate swaps-embedded	496	Medium-term notes	9	Medium-term notes	(19)
Currency swaps-VIE	99	Other assets-VIE	—	Derivative liabilities-VIE	(11)
All other	36	Other assets	—	Derivative liabilities	(15)
All other-VIE	280	Other assets-VIE	—	Derivative liabilities-VIE	—
All other-embedded	11	Other investments	—	Other investments	—

Total non-designated derivatives	$31,316		$55		$(1,347)

(1)—In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

As of December 31, 2012, the total fair value of the Company’s derivative assets, after counterparty netting of $90 million, was $12 million, of which $4 million was reported within “Other assets” on the Company’s consolidated balance sheets. Embedded derivatives of $8 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of December 31, 2012:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$47,320	Other assets	$—	Derivative liabilities	$(2,858)
Insured swaps	5,817	Other assets	—	Derivative liabilities	(8)
Non-insured credit default swaps	10	Other assets	—	Derivative liabilities	—
Interest rate swaps	1,637	Other assets	94	Derivative liabilities	(290)
Interest rate swaps-VIE	2,728	Other assets-VIE	—	Derivative liabilities-VIE	(141)
Interest rate swaps-embedded	483	Medium-term notes	8	Medium-term notes	(35)
Currency swaps	40	Other assets	—	Derivative liabilities	(3)
Currency swaps-VIE	110	Other assets-VIE	—	Derivative liabilities-VIE	(21)
All other	195	Other assets	—	Derivative liabilities	(68)
All other-VIE	280	Other assets-VIE	—	Derivative liabilities-VIE	—
All other-embedded	20	Other investments	—	Other investments	(1)

Total non-designated derivatives	$58,640		$102		$(3,425)

(1)—In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

The following table presents the effect of derivative instruments on the consolidated statements of operations for the year ended December 31, 2013:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,725
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(1,545)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	65
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	17
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	1
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	10
All other	Unrealized gains (losses) on insured derivatives	52

Total		$325

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt

Long-Term Debt

The Company’s long-term debt consists of notes and debentures including accrued interest as follows:

	As of December 31,
In millions	2013	2012
6.400% Senior Notes due 2022 (1)	$266	$269
7.000% Debentures due 2025	56	56
7.150% Debentures due 2027	100	100
6.625% Debentures due 2028	141	141
5.700% Senior Notes due 2034 (2)	21	157
Accrued interest	8	9

	592	732
Less unamortized discount	—	1

Subtotal	$592	$731
14% Surplus Notes due 2033 (3)	940	940
Accrued interest	170	61

Total	$1,702	$1,732

(1)—Callable on or after August 15, 2006 at 100.00.

(2)—Callable anytime at the greater of 100.00 or the present value of the remaining scheduled payments of principal and interest.

(3)—Callable on or after January 15, 2018 and every fifth anniversary thereafter at 100.00.

As of December 31, 2013, accrued interest on the Company’s long-term debt was reported within “Long-term debt” on the Company’s consolidated balance sheets. Prior to December 31, 2013, the accrued interest on long-term debt was included in “Other liabilities” on the Company’s consolidated balance sheets. The accrued interest on long-term debt has been reclassified in the prior year’s financial statements to conform to the current presentation. This reclassification had no impact on total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

The Company’s long-term debt presented in the preceding table is subject to certain restrictive covenants, none of which significantly restrict the Company’s operating activities or dividend-paying ability. As of December 31, 2013 and 2012, the Company was in compliance with all debt covenants as there was no occurrence of any event of default with respect to the above securities. Key events of default include: (i) default in the payment of any interest or principal when it becomes due and payable, (ii) default in the performance, or breach, of any covenant or warranty of MBIA, (iii) in the case of certain long-term debt, MBIA Inc.’s failure to make a payment on certain indebtedness in an amount in excess of $10 million, (iv) in the case of certain series of long-term debt, the Company’s default with respect to certain indebtedness that results in the acceleration of certain indebtedness in an amount in excess of $10 million, (v) entry by a court having jurisdiction in the premises of a decree or order for relief in respect of MBIA, or in the case of certain long-term debt, National, in an involuntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law, and (v) commencement by MBIA of a voluntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law.

In connection with the BofA Settlement Agreement in May of 2013, MBIA Insurance Corporation received $136 million principal amount of the 5.70% Senior Notes due 2034 as partial consideration for the settlement. These notes were subsequently transferred to National. On a consolidated basis, receipt of these notes by the Company reduced its outstanding debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt (continued)

On January 16, 2008, MBIA Insurance Corporation issued $1.0 billion of 14% fixed-to-floating rate surplus notes due January 15, 2033. As of December 31, 2013 and 2012, the par amount outstanding was $940 million. The surplus notes had an initial interest rate of 14% until January 15, 2013 and thereafter have an interest rate of three-month LIBOR plus 11.26%. Interest and principal payments on the surplus notes are subject to prior approval by the Superintendent of the NYSDFS. From the January 15, 2013 interest payment to the present, MBIA Insurance Corporation’s requests for approval of the note interest payments have been denied by the NYSDFS. MBIA Insurance Corporation provided notice to the Fiscal Agent that it has not made a scheduled interest payment. The deferred interest payment will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to make such payment. No interest will accrue on the deferred interest. The surplus notes were callable at par at the option of MBIA Insurance Corporation on the fifth anniversary of the date of issuance, and are callable at par on January 15, 2018 and every fifth anniversary thereafter and are callable on any other date at par plus a make-whole amount, subject to prior approval by the Superintendent and other restrictions. The cash received from the issuance of surplus notes was used for general business purposes and the deferred debt issuance costs are being amortized over the term of the surplus notes. As of December 31, 2013, MBIA Inc., through its corporate segment, owned $13 million of MBIA Insurance Corporation surplus notes. To date, MBIA Insurance Corporation has repurchased a total of $47 million par value outstanding of its surplus notes at a weighted average price of $77.08.

Expected principal payments due under corporate debt and surplus notes obligations based on their contractual maturity dates are as follows:

In millions	2014	2015	2016	2017	2018	Thereafter	Total
Corporate debt	$—	$—	$—	$—	$—	$584	$584
14% Surplus Notes due 2033 (1)	—	—	—	—	940	—	940

Total debt obligations due	$—	$—	$—	$—	$940	$584	$1,524

(1)—Callable on or after January 15, 2018 and every fifth anniversary thereafter at 100.00.

Investment Agreement Obligations

Obligations under investment agreement contracts are recorded as liabilities on the Company’s consolidated balance sheets based upon proceeds received plus unpaid accrued interest at the balance sheet date. Upon the occurrence of certain contractually agreed-upon events, some of these funds may be withdrawn by the investor prior to their contractual maturity dates. All of the investment agreements have been collateralized in accordance with the contractual terms. Additionally, certain investment agreements provide for early termination, including, in some cases, with make-whole payments, upon certain other events including the bankruptcy of MBIA Inc. or the commencement of an insolvency proceeding with respect to MBIA Corp.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt (continued)

Investment agreements have been issued with either fixed or floating interest rates in U.S. dollars. As of December 31, 2013, the annual interest rates on these agreements ranged from 0.21% to 7.38% and the weighted average interest rate was 5.10%. As of December 31, 2012, the annual interest rates on these agreements ranged from 0.28% to 7.38% and the weighted average interest rate was 5.04%. Expected principal payments due under these investment agreements in each of the next five years ending December 31 and thereafter, based upon contractual maturity dates, are as follows:

In millions	Principal Amount
Maturity date:
2014	$133
2015	41
2016	46
2017	56
2018	17
Thereafter	484

Total expected principal payments (1)	$777
Less discount and other adjustments (2)	77

Total	$700

(1)—Amounts reflect principal due at maturity for investment agreements issued at a discount.

(2)—Includes discounts of $84 million on investment agreements, net of accrued interest of $7 million.

Medium-Term Note Obligations

MTN obligations are recorded as liabilities on the Company’s balance sheets based upon proceeds received, net of unamortized discounts and premiums, plus unpaid accrued interest at the balance sheet date. Certain MTNs are measured at fair value in accordance with the accounting guidance for hybrid financial instruments, which was adopted on January 1, 2007. MTNs are issued by GFL as part of MBIA’s asset/liability products. MTNs have been issued with either fixed or floating interest rates and GFL has issued MTNs in U.S. dollars and foreign currencies. During the year ended December 31, 2013, the Company redeemed $506 million par value outstanding of MTNs issued by the Company’s conduit segment at a cost of 99.86% of par value. The Company also repurchased approximately $192 million par value outstanding of GFL MTNs issued by the Company’s asset/liability segment at a weighted average cost of approximately 91.35% of par value. As of December 31, 2013, the interest rates of the MTNs ranged from 0% to 8.93% and the weighted average interest rate was 2.67%. As of December 31, 2012, the interest rates of the MTNs ranged from 0% to 8.08% and the weighted average interest rate was 2.89%. Expected principal payments due under MTN obligations based on their contractual maturity dates are as follows:

In millions	Principal Amount
Maturity date:
2014	$30
2015	197
2016	133
2017	54
2018	59
Thereafter	1,435

Total expected principal payments (1)	$1,908
Less discount and other adjustments (2)	481

Total	$1,427

(1)—Amounts reflect principal due at maturity for notes issued at a discount or premium.

(2)—Includes discounts of $417 million, fair value adjustments of $72 million and net of accrued interest of $8 million.

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

Debt of Consolidated Variable Interest Entities

Variable Interest Entity Notes

VIE notes are variable interest rate debt instruments that were issued primarily in U.S. dollars by consolidated VIEs within the Company’s structured finance and international insurance and conduit segments. VIE notes within the structured finance and international insurance segment consist of debt instruments issued by issuer-sponsored consolidated VIEs collateralized by assets held by those consolidated VIEs. VIE notes related to the conduit segment consist of floating rate MTN obligations issued by a Company-sponsored conduit collateralized by assets held by the conduit. As of December 31, 2013, the interest rate of the MTN was 1.02%. As of December 31, 2012, the interest rates of the MTNs ranged from 0.55% to 1.71% and the weighted average interest rate was 1.28%. The maturity of VIE notes, by segment, as of December 31, 2013 is presented in the following table:

In millions	Structured Finance and International Insurance	Conduits	Total (1)
Maturity date:
2014	$344	$—	$344
2015	402	—	402
2016	297	—	297
2017	360	—	360
2018	356	—	356
Thereafter	3,398	129	3,527

Total	$5,157	$129	$5,286

(1)—Includes $2.4 billion of VIE notes accounted for at fair value as of December 31, 2013.

Other Borrowing Arrangements

Blue Ridge Secured Loan

In connection with the BofA Settlement Agreement in May of 2013, MBIA Insurance Corporation and Blue Ridge entered into the Blue Ridge Secured Loan, pursuant to which Blue Ridge agreed to make revolving loans to MBIA Insurance Corporation in an aggregate amount of up to $500 million. During 2013, MBIA Insurance Corporation borrowed $70 million under this facility. MBIA Insurance Corporation used approximately $72 million of the proceeds from the sale of the Claims against the bankruptcy estates of ResCap to repay all outstanding borrowings plus accrued interest and related expenses under the Blue Ridge Secured Loan. In addition, the Blue Ridge Secured Loan was terminated as a result of the sale of the ResCap Claims since the aggregate proceeds of the sale exceeded the Blue Ridge Secured Loan commitment amount, which was reduced to zero under the terms of the facility.

Interest Rate and Fees

Borrowings under the Blue Ridge Secured Loan had a variable interest rate, at MBIA Insurance Corporation’s option based on either: (i) the adjusted LIBOR plus an applicable margin (“LIBOR Loans”), or (ii) the highest between (a) Bank of America’s prime rate and (b) the sum of the federal funds effective rate plus 0.5% and (c) the adjusted LIBOR plus 1.00%, plus an applicable margin (“Base Rate Loans”). The applicable margin for the LIBOR Loans and the Base Rate Loans is 7.50% and 6.50%, respectively. With respect to any available but undrawn amounts under the Blue Ridge Secured Loan, MBIA Insurance Corporation was obligated to pay a commitment fee on such undrawn amounts of 2.00% per annum. The amount of the commitment fee and interest expense for the year ended December 31, 2013 was $7 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes

Income (loss) from operations before provision (benefit) for income taxes consisted of:

	Years Ended December 31,
In millions	2013	2012	2011
Domestic	$435	$1,486	$(2,231)
Foreign	(19)	112	(8)

Income (loss) before income taxes	$416	$1,598	$(2,239)

The Company files a consolidated tax return that includes all of its U.S. subsidiaries and foreign branches. The Company also files tax returns in the United Kingdom (“U.K.”), France, Spain, and various state and local jurisdictions. Income tax expense (benefit) on income (loss) and shareholders’ equity consisted of:

	Years Ended December 31,
In millions	2013	2012	2011
Current taxes:
Federal	$—	$3	$(1)
State	8	2	1
Foreign	1	(6)	15
Deferred taxes:
Federal	165	350	(919)
Foreign	(8)	15	(16)

Provision (benefit) for income taxes	166	364	(920)

Income taxes charged (credited) to shareholders’ equity related to:
Change in unrealized gains and losses on investments	(81)	86	116
Change in other-than-temporary impairment losses	4	42	9
Change in foreign currency translation	1	(2)	(1)
Share-based compensation	4	7	4

Total income taxes charged (credited) to shareholders’ equity	(72)	133	128

Total effect of income taxes	$94	$497	$(792)

A reconciliation of the U.S. federal statutory tax rate of 35% to the Company’s effective income tax rate for the years ended December 31, 2013, 2012 and 2011 is presented in the following table:

	Years Ended December 31,
	2013	2012	2011
Federal income tax computed at the statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(1.1)%	(0.7)%	1.5%
Mark-to-market on warrants	3.8%	(0.7)%	0.3%
Change in valuation allowance	(12.6)%	(5.6)%	6.2%
Change in uncertain tax positions	2.8%	(0.1)%	(1.0)%
State income tax, net of federal benefit	2.0%	0.1%	0.0%
Out-of-period adjustment	0.0%	(3.8)%	0.0%
Foreign taxes	(0.8)%	(1.2)%	0.1%
Basis difference in foreign subsidiary	11.4%	0.0%	0.0%
Other	(0.6)%	(0.2)%	(1.0)%

Effective tax rate	39.9%	22.8%	41.1%

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

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2013 and 2012 are presented in the following table:

	As of December 31,
In millions	2013	2012
Deferred tax liabilities:
Unearned premium revenue	$220	$241
Deferral of cancellation of indebtedness income(1)	114	114
Deferred acquisition costs	87	102
Net unrealized gains in accumulated other comprehensive income	—	32
Other	57	64

Total gross deferred tax liabilities	478	553

Deferred tax assets:
Compensation and employee benefits	31	23
Loss and loss adjustment expense reserves	85	112
Net operating loss and tax credit carryforwards	917	441
Capital loss carryforward and other-than-temporary impairments	93	183
Net unrealized losses on insured derivatives	400	982
Net losses on financial instruments at fair value and foreign exchange	47	98
Net unrealized losses in accumulated other comprehensive income	30	—
Alternative minimum tax credit carryforward	22	19
Net deferred taxes on VIEs	55	40

Total gross deferred tax assets	1,680	1,898

Valuation allowance	93	146

Net deferred tax asset	$1,109	$1,199

(1) Pursuant to Internal Revenue Code Section 108(i), cancellation of indebtedness income will be amortized ratably into taxable income over five years beginning in 2014.

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

As of December 31, 2013, the Company reported a net deferred tax asset of $1.1 billion. The $1.1 billion net deferred tax asset is net of a $93 million valuation allowance. As of December 31, 2013, the Company had a valuation allowance against a portion of the deferred tax asset related to losses from asset impairments. The December 31, 2013 valuation allowance reflects a decrease of $53 million from the December 31, 2012 valuation allowance of $146 million. The decrease in the valuation allowance for the year ended December 31, 2013 was primarily due to the generation of capital gain income against which the 2012 capital carryforward loss was utilized.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

The Company has concluded that it is more likely than not that its net deferred tax asset will be realized. In its conclusion, the Company considered the following evidence (both positive and negative):

•	Due to the long-tail nature of the financial guarantee business, MBIA Inc.’s insurance subsidiaries, without regard to any new business, will have a steady stream of scheduled premium earnings with respect to the existing insured portfolio. Additionally, MBIA Corp.’s announcement in February 2008 of a suspension in writing new structured finance transactions and a permanent cessation with respect to insuring new CDS contracts, except in transactions related to the reduction of existing derivative exposure, would not have an impact on the expected earnings related to the existing insured portfolio.

•	The Company has positive cumulative comprehensive income in recent years.

•	The Company performed taxable income projections over a twenty-year period to determine whether it will have sufficient income to offset its deferred tax asset that will generate future ordinary deductions. In this analysis, the Company concluded that premium earnings, combined with investment income, less deductible expenses, will be sufficient to recover its net deferred tax asset. The Company’s taxable income projections used to assess the recoverability of its deferred tax asset include an estimate of future loss and LAE equal to the present value discount of loss reserves already recognized on the balance sheet and an estimate of LAE which is generally insignificant. The Company does not assume additional losses, with the exception of the accretion of its existing present value loss reserves, because the Company establishes case basis reserves on a present value basis based on an estimate of probable losses on specifically identified credits that have defaulted or are expected to default.

•	While the lack of strong credit ratings assigned by the rating agencies have significantly adversely impacted the Company’s ability to write new insurance business, these ratings did not have a material impact on earnings from the existing insured portfolio, which the Company believes will be sufficient to absorb losses in the event that the cumulative unrealized losses become fully impaired.

•	With respect to installment policies, the Company generally does not have an automatic cancellation provision solely in connection with ratings downgrades. With regard to upfront policies, to the extent that the issuer chooses to terminate a policy, any unearned premium reserve with respect to that policy will be accelerated into earnings (i.e. refundings).

After reviewing all of the evidence available, both positive and negative, the Company believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of December 31, 2013. The Company continues to assess the adequacy of its valuation allowance as additional evidence becomes available. The Company’s recent financial results have been volatile which has impacted management’s ability to accurately project future taxable income. Continued volatility or losses beyond those projected may cause the Company to conclude that certain of the deferred tax assets within the total deferred tax assets of $1.1 billion as of December 31, 2013 may not be realizable. The Company performs an analysis every quarter to review its conclusion as to the ability to realize the deferred tax asset.

Out-of-Period Adjustment

During the fourth quarter of 2012, the Company completed a balance sheet focused analysis to enhance efficiency and accuracy with its deferred income tax balances, and as a result, identified errors to the current and deferred income tax balances. The Company evaluated the materiality of these errors in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that these errors, individually and in the aggregate, were immaterial to the year ended December 31, 2012 and all prior periods to which these errors relate. Accordingly, the Company recorded these adjustments in its consolidated financial statements as of and for the year ended December 31, 2012 by increasing the deferred tax asset by $61 million, decreasing “Accumulated other comprehensive income (loss)” by $5 million, decreasing current tax receivable, included in “Other Assets” by $6 million and increasing “Net income (loss)” by $60 million. For the year ended December 31, 2011, this adjustment would have decreased “Net income (loss)” by $1 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

Treatment of Undistributed Earnings of Certain Foreign Subsidiaries—“Accounting for Income Taxes—Special Areas”

In the fourth quarter of 2013, U.S. deferred income taxes were provided on the differences in the book and tax basis in the Company’s carrying value of MBIA UK Insurance Limited and certain other entities since the Company no longer intends to permanently reinvest these earnings. The impact is reflected in the Company’s 2013 tax provision.

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in UTB and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. The amounts in the table below do not include accrued interest of $2 million. All amounts below are reflected before any applicable tax benefit.

In millions
Unrecognized tax benefit as of January 1, 2011	$26
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During a prior year	21
The amounts of decreases in the UTB as a result of the applicable statute of limitations	—

Unrecognized tax benefit as of December 31, 2011	$47
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During the current year	26
The amounts of decreases in the UTB related to settlements with taxing authorities	(26)

Unrecognized tax benefit as of December 31, 2012	$47
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During the current year	18
The amounts of decreases in the UTB related to settlements with taxing authorities	—

Unrecognized tax benefit as of December 31, 2013	$65

The Company does not anticipate any amount to reverse in the next twelve months based on settling certain issues.

In the fourth quarter of 2013, the Internal Revenue Service contacted the Company to review the 2011 consolidated return on MBIA and its subsidiaries and for the purpose of determining whether to formally examine the tax return. To date no formal examination has been initiated.

The U.K. tax authorities are currently auditing tax years 2005 through 2011. On June 5, 2013, the Company met with the HM Revenue & Customs (“HMRC”). During the third and fourth quarters of 2013, the Company sent HMRC additional information supporting its position. Currently, discussions with HMRC are ongoing and a resolution has not been reached.

During 2013, the Company met with New York State Department of Taxation and Finance to discuss the Company’s respective positions regarding certain issues related to the 2008 tax year. Discussions are ongoing and the Company has presented its technical position in writing to the State.

As of December 31, 2013, the Company’s NOL is approximately $2.8 billion which will expire between tax years 2029 through 2033. As of December 31, 2013, the Company has an alternative minimum tax credit carryforward of $22 million, which does not expire. As a result of the commutation of CMBS exposure that occurred subsequent to December 31, 2013, the Company’s NOL will increase from December 31, 2013.

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

U.S. Public Finance Insurance

The Company’s U.S. public finance insurance segment is principally conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, U.S. public finance insured obligations when due. The obligations are generally not subject to acceleration, except that National may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. National issues financial guarantees for municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. National has not written any meaningful amount of business since its formation in 2009.

Structured Finance and International Insurance

The Company’s structured finance and international insurance segment is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, global structured finance and non-U.S. public finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. are insured by MBIA Corp., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA Corp. also insures debt obligations of the following affiliates:

•	MBIA Inc.;

•	GFL;

•	Meridian Funding Company, LLC;

•	MBIA Investment Management Corp.;

•	LaCrosse Financial Products, LLC, a wholly-owned affiliate, in which MBIA Corp. has written insurance policies guaranteeing the obligations under CDS, including termination payments that may become due upon certain events including the insolvency or payment default of the financial guarantor or the CDS issuer.

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

Advisory Services

The advisory services segment primarily consists of the operations of Cutwater Investor Services Corp. (“Cutwater-ISC”) and Cutwater Asset Management Corp. (“Cutwater-AMC”). Cutwater-ISC and Cutwater-AMC provide advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its subsidiaries, as well as portfolio accounting and reporting services. Cutwater-ISC and Cutwater-AMC are SEC registered investment advisers. Cutwater-AMC is also a Financial Industry Regulatory Authority member firm. In 2013, the Company substantially exited the advisory and asset management services business in the European Union.

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

Wind-down Operations

The Company’s wind-down operations consist of the asset/liability products and conduit segments. The asset/liability products segment principally consists of the activities of MBIA Inc., MBIA Investment Management Corp. (“IMC”) and GFL. IMC, along with MBIA Inc., provided customized investment agreements. It also provided customized products for funds that are invested as part of asset-backed or structured product transactions. GFL raised funds through the issuance of MTNs with varying maturities, which were, in turn, guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc.

The Company’s conduit segment administers one conduit through MBIA Asset Finance, LLC. Assets financed by this conduit are currently funded by MTNs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues (1)	$425	$150	$16	$19	$34	$—		$644
Net change in fair value of insured derivatives	3	229	—	—	—	—		232
Net gains (losses) on financial instruments at fair value and foreign exchange	29	28	1	34	(23)	—		69
Net gains (losses) on extinguishment of debt	—	—	—	—	22	38	(3)	60
Other net realized gains (losses)	(29)	—	—	—	—	—		(29)
Revenues of consolidated VIEs	—	233	—	(10)	10	—		233
Inter-segment revenues (2)	90	78	26	71	(12)	(253)		—

Total revenues	518	718	43	114	31	(215)		1,209
Losses and loss adjustment	105	12	—	—	—	—		117
Operating	66	108	53	155	2	—		384
Interest	—	112	—	48	76	—		236
Expenses of consolidated VIEs	—	50	—	—	6	—		56
Inter-segment expenses (2)	96	136	7	11	33	(283)		—

Total expenses	267	418	60	214	117	(283)		793

Income (loss) before income taxes	$251	$300	$(17)	$(100)	$(86)	$68		$416

Identifiable assets	$6,056	$11,696	$44	$1,265	$1,647	$(3,755)	(4)	$16,953

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

(3)—Represents the gain on the debt received as consideration in connection with the BofA Settlement Agreement.

(4)—Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

	Year Ended December 31, 2012
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues (1)	$548	$243	$21	$15	$53	$—		$880
Net change in fair value of insured derivatives	1	1,463	—	—	—	—		1,464
Net gains (losses) on financial instruments at fair value and foreign exchange	121	93	(1)	18	(176)	—		55
Net investment losses related to other-than-temporary impairments	—	(45)	—	(4)	(56)	—		(105)
Net gains (losses) on extinguishment of debt	—	—	—	(2)	2	—		—
Other net realized gains (losses)	—	1	—	5	1	—		7
Revenues of consolidated VIEs	—	71	—	—	63	—		134
Inter-segment revenues (2)	168	45	34	176	(14)	(409)		—

Total revenues	838	1,871	54	208	(127)	(409)		2,435
Losses and loss adjustment	21	29	—	—	—	—		50
Operating	124	147	46	109	5	—		431
Interest	—	132	—	57	95	—		284
Expenses of consolidated VIEs	—	59	—	—	13	—		72
Inter-segment expenses (2)	124	208	13	14	116	(475)		—

Total expenses	269	575	59	180	229	(475)		837

Income (loss) before income taxes	$569	$1,296	$(5)	$28	$(356)	$66		$1,598

Identifiable assets	$6,887	$17,264	$46	$828	$2,539	$(5,840)	(3)	$21,724

(1)—Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2)—Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables and intercompany loans.

(3)—Consists of intercompany reinsurance balances, repurchase agreements, deferred taxes and loans.

	Year Ended December 31, 2011
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues (1)	$599	$319	$26	$4	$90	$—		$1,038
Net change in fair value of insured derivatives	2	(2,814)	—	—	—	—		(2,812)
Net gains (losses) on financial instruments at fair value and foreign exchange	96	58	—	23	(276)	—		(99)
Net investment losses related to other-than-temporary impairments	—	(62)	—	(8)	(31)	—		(101)
Net gains (losses) on extinguishment of debt	—	—	—	—	24	2		26
Other net realized gains (losses)	(31)	1	—	25	4	—		(1)
Revenues of consolidated VIEs	—	361	—	—	31	—		392
Inter-segment revenues (2)	79	91	41	152	(23)	(340)		—

Total revenues	745	(2,046)	67	196	(181)	(338)		(1,557)
Losses and loss adjustment	4	(84)	—	—	—	—		(80)
Operating	52	166	58	92	3	—		371
Interest	—	133	—	58	109	—		300
Expenses of consolidated VIEs	—	70	—	—	21	—		91
Inter-segment expenses (2)	114	124	6	22	95	(361)		—

Total expenses	170	409	64	172	228	(361)		682

Income (loss) before income taxes	$575	$(2,455)	$3	$24	$(409)	$23		$(2,239)

Identifiable assets	$7,848	$19,985	$53	$829	$5,203	$(7,045)	(3)	$26,873

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
In millions	2013	2012	2011
Total premiums earned:
United States	$391	$530	$545
United Kingdom	34	36	37
Europe (excluding United Kingdom)	11	15	29
Internationally diversified	9	16	33
Central and South America	36	48	36
Asia	4	5	15
Other	9	11	13

Total	$494	$661	$708

The following tables provide the results of the segments within the wind-down operations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues (1)	$34	$—	$—	$34
Net gains (losses) on financial instruments at fair value and foreign exchange	(23)	—	—	(23)
Net gains (losses) on extinguishment of debt	22	—	—	22
Revenues of consolidated VIEs	—	10	—	10
Inter-segment revenues (2)	(10)	(9)	7	(12)

Total revenues	23	1	7	31
Operating	2	—	—	2
Interest	76	—	—	76
Expenses of consolidated VIEs	—	6	—	6
Inter-segment expenses (2)	7	26	—	33

Total expenses	85	32	—	117

Income (loss) before income taxes	$(62)	$(31)	$7	$(86)

Identifiable assets	$1,468	$178	$1	$1,647

(1)—Represents the sum of third-party interest income, investment management services fees and other fees.

(2)—Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

	Year Ended December 31, 2012
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues (1)	$53	$—	$—	$53
Net gains (losses) on financial instruments at fair value and foreign exchange	(176)	—	—	(176)
Net investment losses related to other-than-temporary impairments	(56)	—	—	(56)
Net gains (losses) on extinguishment of debt	2	—	—	2
Other net realized gains (losses)	1	—	—	1
Revenues of consolidated VIEs	—	63	—	63
Inter-segment revenues (2)	(10)	(2)	(2)	(14)

Total revenues	(186)	61	(2)	(127)
Operating	5	—	—	5
Interest	95	—	—	95
Expenses of consolidated VIEs	—	13	—	13
Inter-segment expenses (2)	19	97	—	116

Total expenses	119	110	—	229

Income (loss) before income taxes	$(305)	$(49)	$(2)	$(356)

Identifiable assets	$1,877	$694	$(32)	$2,539

(1)—Represents the sum of third-party interest income, investment management services fees and other fees.

(2)—Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Year Ended December 31, 2011
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues (1)	$90	$—	$—	$90
Net gains (losses) on financial instruments at fair value and foreign exchange	(276)	—	—	(276)
Net investment losses related to other-than-temporary impairments	(31)	—	—	(31)
Net gains (losses) on extinguishment of debt	24	—	—	24
Other net realized gains (losses)	4	—	—	4
Revenues of consolidated VIEs	11	20	—	31
Inter-segment revenues (2)	(19)	(4)	—	(23)

Total revenues	(197)	16	—	(181)
Operating	3	—	—	3
Interest	109	—	—	109
Expenses of consolidated VIEs	2	19	—	21
Inter-segment expenses (2)	29	66	—	95

Total expenses	143	85	—	228

Income (loss) before income taxes	$(340)	$(69)	$—	$(409)

Identifiable assets	$3,752	$1,531	$(80)	$5,203

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

As of December 31, 2013, insurance in force, which represents principal and interest or other amounts owing on insured obligations, had an expected maturity range of 1 to 44 years. The distribution of MBIA Corp.’s and National’s combined insurance in force by geographic location, excluding $3.5 billion and $4.8 billion relating to transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies as of December 31, 2013 and 2012, respectively, is presented in the following table:

	As of December 31,
In billions	2013		2012
Geographic Location	Insurance in Force	% of Insurance in Force	Insurance in Force	% of Insurance in Force
California	$88.7	16.0%	$104.7	15.4%
New York	38.1	6.9%	48.7	7.2%
Illinois	29.6	5.3%	33.3	4.9%
Florida	29.2	5.3%	36.8	5.4%
Texas	28.0	5.0%	33.9	5.0%
New Jersey	20.2	3.6%	24.1	3.6%
Michigan	15.3	2.8%	17.6	2.6%
Pennsylvania	11.8	2.1%	14.5	2.1%
Washington	11.5	2.1%	15.9	2.3%
Puerto Rico	10.9	2.0%	9.1	1.4%

Subtotal	283.3	51.1%	338.6	49.9%
Nationally diversified	53.6	9.7%	80.0	11.8%
Other states	155.8	28.1%	185.7	27.3%

Total United States	492.7	88.9%	604.3	89.0%

Internationally diversified	12.8	2.3%	18.9	2.8%
Country specific	48.8	8.8%	55.9	8.2%

Total non-United States	61.6	11.1%	74.8	11.0%

Total	$554.3	100.0%	$679.1	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

The insurance in force by type of bond, excluding transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies, is presented in the following table:

	As of December 31,
In billions	2013		2012
Bond type	Insurance in Force	% of Insurance in Force	Insurance in Force	% of Insurance in Force
Global public finance—United States:
General obligation	$153.5	27.7%	$187.5	27.6%
General obligation—lease	34.1	6.2%	41.7	6.1%
Municipal utilities	78.0	14.1%	97.1	14.3%
Tax-backed	66.1	11.9%	71.9	10.6%
Transportation	46.2	8.3%	52.1	7.7%
Higher education	24.1	4.3%	30.3	4.5%
Health care	9.5	1.7%	12.1	1.8%
Military housing	19.2	3.5%	19.0	2.8%
Investor-owned utilities (1)	7.2	1.3%	8.7	1.3%
Municipal housing	4.8	0.9%	7.2	1.0%
Student loans	0.6	0.1%	0.7	0.1%
Other (2)	2.4	0.4%	2.6	0.4%

Total United States	445.7	80.4%	530.9	78.2%

Global public finance—non-United States:
International utilities	15.9	2.9%	16.2	2.4%
Sovereign-related and sub-sovereign (3)	17.3	3.1%	18.4	2.7%
Transportation	12.2	2.2%	14.2	2.1%
Local governments (4)	0.4	0.1%	0.5	0.1%
Health care	0.0	0.0%	0.1	0.0%
Tax-backed	0.2	0.0%	0.2	0.0%

Total non-United States	46.0	8.3%	49.6	7.3%

Total global public finance	491.7	88.7%	580.5	85.5%

Global structured finance:
Collateralized debt obligations (5)	31.7	5.7%	57.6	8.5%
Mortgage-backed residential	12.4	2.2%	17.1	2.5%
Mortgage-backed commercial	1.6	0.3%	3.8	0.6%
Consumer asset-backed:
Student loans	1.1	0.2%	1.2	0.2%
Manufactured housing	1.7	0.3%	2.0	0.3%
Other consumer asset-backed	0.0	0.0%	0.1	0.0%
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	1.8	0.3%	2.5	0.4%
Secured airline equipment securitizations	1.8	0.3%	2.4	0.3%
Other operating assets	0.2	0.1%	0.5	0.1%
Structured insurance securitizations	5.5	1.0%	6.1	0.9%
Franchise assets	0.8	0.2%	0.9	0.1%
Future flow	0.1	0.0%	0.2	0.0%
Other corporate asset-backed	3.9	0.7%	4.2	0.6%

Total global structured finance	62.6	11.3%	98.6	14.5%

Total	$554.3	100.0%	$679.1	100.0%

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

The insurance operations have entered into certain guarantees of derivative contracts, included in the preceding tables, which are accounted for as derivative instruments. MBIA generally guarantees the timely payment of principal and interest related to these derivatives upon the occurrence of a credit event with respect to a referenced obligation. The maximum amount of future payments that MBIA may be required to make under these guarantees is $25.1 billion. MBIA’s guarantees of derivative contracts have a legal maximum maturity range of 1 to 69 years. A small number of insured credit derivative contracts have long-dated maturities, which comprise the longest maturity dates of the underlying collateral. However, the expected maturities of such contracts are much shorter due to amortizations and prepayments in the underlying collateral pools. The fair values of these guarantees as of December 31, 2013 and 2012 are recorded on the consolidated balance sheets as derivative liabilities, representing gross losses, of $1.2 billion and $2.9 billion, respectively.

Investment agreement contracts and MTNs issued by the Company’s asset/liability products segment are insured by MBIA Corp. and are not included in the previous tables. If MBIA Inc. or these subsidiaries were to have insufficient assets to pay amounts due, MBIA Corp. would make such payments under its insurance policies. As of December 31, 2013, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees is $3.5 billion. These guarantees, which have a maximum maturity range of 1 to 29 years, were entered into on an arm’s length basis. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.

Reinsured Exposure

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. As of December 31, 2013, the use of reinsurance was immaterial to the insurance operations business and the Company expects that it will continue to be immaterial in the future.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2013, the total amount available under these letters of credit and trust arrangements was $32 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

The aggregate amount of insurance in force ceded by MBIA to reinsurers was $12.7 billion and $6.0 billion as of December 31, 2013 and 2012, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

As of December 31, 2013, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $7.1 billion compared with $3.4 billion as of December 31, 2012. The following table presents information about the Company’s reinsurance agreements as of December 31, 2013 for its U.S. public finance and structured finance and international insurance operations.

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/ Trust Accounts	Reinsurance Recoverable(1)

Assured Guaranty Re Ltd.	AA- (Stable Outlook)	Baa1 (Stable Outlook)	$4,052	$30	$—
Assured Guaranty Corp.	AA- (Stable Outlook)	A3 (Stable Outlook)	2,630	—	8
Overseas Private Investment Corporation	AA+ (Stable Outlook)	Aaa (Stable Outlook)	324	—	—
Others	A+ or above	A2 or above	126	2	—

Total			$7,132	$32	$8

(1)—Total reinsurance recoverable is primarily related to recoverables on unpaid losses.

In August of 2013, the novation agreement between the Financial Guaranty Insurance Company (“FGIC”) and National, whereby FGIC transfers, by novation, to National all the rights and liabilities under each of the policies covered under a reinsurance agreement with FGIC, became effective. This novation agreement includes covered policies that previously benefited from the reinsurance agreement and second-to-pay policies entered into by MBIA Insurance Corporation in 2008 that were subsequently assigned to and reinsured by National in 2009. As a result of this novation, National is now the primary insurer under these policies. The amount of third-party reinsurance available to National via the novation agreement totals $4.3 billion.

Premium Summary

The components of financial guarantee net premiums earned, including premiums assumed from and ceded to other companies, are presented in the following table:

	Years ended December 31,
In millions	2013	2012	2011
Net premiums earned:
Direct	$400	$489	$505
Assumed	67	130	112

Gross	467	619	617
Ceded	(10)	(14)	(12)

Net	$457	$605	$605

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

For the years ended December 31, 2013, 2012 and 2011, recoveries received on claims for financial guarantee policies under reinsurance contracts totaled $4 million, $4 million and $10 million, respectively. Ceding commissions from reinsurance, before deferrals and net of returned ceding commissions, were $2 million, $3 million and $3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 14: Insurance Regulations and Dividends

MBIA Insurance Corporation and National are subject to insurance regulations and supervision of the State of New York (their state of incorporation) and all U.S. and non-U.S. jurisdictions in which they are licensed to conduct insurance business. In order to maintain their New York State financial guarantee insurance license, MBIA Insurance Corporation and National are required to maintain a minimum of $65 million of policyholders’ surplus. MBIA UK Insurance Limited is authorized by the Prudential Regulation Authority and regulated by the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom. The extent of insurance regulation and supervision varies by jurisdiction, but New York and most other jurisdictions have laws and regulations prescribing minimum standards of solvency and business conduct, which must be maintained by insurance companies. Among other things, these laws prescribe permitted classes and concentrations of investments and limit both the aggregate and individual securities risks that MBIA Insurance Corporation and National may insure on a net basis based on the type of obligations insured. In addition, some insurance laws and regulations require the approval or filing of policy forms and rates. MBIA Insurance Corporation and National are required to file detailed annual financial statements with the NYSDFS and similar supervisory agencies in other jurisdictions in which it is licensed. The operations and accounts of MBIA Insurance Corporation and National are subject to examination by regulatory agencies at regular intervals.

The New York Insurance Law (“NYIL”) regulates the payment of dividends by financial guarantee insurance companies and provides that such companies may not declare or distribute dividends except out of statutory earned surplus. Under the NYIL, the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as reported in the latest statutory financial statements and (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the Superintendent of the NYSDFS approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations.

In 2013, MBIA Insurance Corporation did not declare or pay any dividends to MBIA Inc. or the holders of its preferred stock. MBIA Insurance Corporation is currently unable to pay dividends, including those related to its preferred stock, as a result of its earned surplus deficit as of December 31, 2013 and is not expected to have any statutory capacity to pay any dividends in the near term. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves in prior periods, as described below, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS.

During the second quarter of 2010, National received approval from the NYSDFS to reset its unassigned surplus to zero as of January 1, 2010, which enabled it to begin earning positive earned surplus immediately. In connection with a court proceeding challenging the approval of the National surplus reset, the Company agreed that National would not pay dividends while the proceeding was adjourned. This agreement terminated in connection with the resolution of the proceeding. In addition, in connection with the approval of a release of excessive contingency reserves during 2011 for MBIA Insurance Corporation, the Company agreed that National would not pay dividends without the prior regulatory approval of the NYSDFS prior to July 19, 2013. Finally, as a condition to the NYSDFS’ approval of the simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) between MBIA Inc. and National, the NYSDFS requested that, until the notional amount of the Asset Swap has been reduced to 5% or less of National’s admitted assets, each of MBIA Inc., MBIA Insurance Corporation and National provide the NYSDFS with three months prior notice, or such shorter period as the NYSDFS may permit, of its intent to initiate cash dividends on shares of its common stock. National declared and paid a dividend of $214 million to its ultimate parent, MBIA Inc. in the fourth quarter of 2013 following notice to the NYSDFS.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Insurance Regulations and Dividends (continued)

As a result of the establishment of National, National and MBIA Insurance Corporation exceeded as of the closing date certain single and aggregate risk limits under the NYIL. These insurers obtained waivers from the NYSDFS of such limits. In connection with the waivers, they submitted a plan to the NYSDFS to achieve compliance with the applicable regulatory limits. Under the plans, they agreed not to write new financial guarantee insurance for certain issuers, and in MBIA Insurance Corporation’s case, in certain categories of business, until they were in compliance with their single risk limits and agreed to take commercially reasonable steps, including considering reinsurance, the addition of capital and other risk mitigation strategies, in order to comply with the regulatory single and aggregate risk limits. As a condition to granting the waiver, the NYSDFS required that, in addition to complying with these plans, upon written notice from the NYSDFS, MBIA Insurance Corporation and National, as applicable, would cease writing new financial guarantee insurance if it were not in compliance with the risk limitation requirements by December 31, 2009. National came into compliance with its aggregate risk limits in 2011 and has a de minimis number of single risk limits overages remaining.

As of December 31, 2013, MBIA Insurance Corporation exceeded its aggregate risk limits under the NYIL by $233 million. MBIA Insurance Corporation notified the NYSDFS of the overage and submitted a plan to achieve compliance with the limits in accordance with the NYIL. If MBIA Insurance Corporation is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations. During 2012, MBIA Insurance Corporation exceeded its aggregate risk limits. In 2013 and 2012, MBIA Insurance Corporation reported additional overages to the NYSDFS with respect to its single risk limits due to changes in its statutory capital.

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

Prior to September 30, 2012, MBIA Corp. released to surplus an aggregate of $1.1 billion of contingency reserves pursuant to approvals granted by the NYSDFS in accordance with the NYIL during 2011 and 2012. Absent these releases MBIA Corp. would have had deficits of qualifying assets to meet its contingency reserve requirements. While MBIA Insurance Corporation currently satisfies its contingency reserve requirement, it had a deficit of qualifying assets required to support its contingency reserves as of September 30, 2013. The deficit was caused by the sale of liquid assets in order to make claim payments and the failure of certain RMBS sellers/servicers to honor their contractual obligations to repurchase ineligible mortgage loans from securitizations the Company insured. The deficit was reversed when MBIA Insurance Corporation sold its ResCap recovery, but may occur again in the future as it depletes qualifying assets to make claims and commutation payments.

As of December 31, 2013, MBIA Insurance Corporation’s policyholders’ surplus was negatively impacted by $129 million because under NYIL it was not permitted to treat as an admitted asset the portion of its investment in subsidiaries in excess of the greater of 50% of policyholders’ surplus or 60% of surplus. This overage was caused by a decrease in MBIA Insurance Corporation’s policyholders’ surplus due to additional insured losses during 2013. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred and the percentage of its assets invested in subsidiaries continues to increase.

Results of operations for MBIA Insurance Corporation determined in accordance with statutory accounting practices for the years ended December 31, 2013 and 2012 were net losses of $494 million and $843 million, respectively. As of December 31, 2013, MBIA Insurance Corporation’s statutory capital was $825 million, consisting of policyholders’ surplus of $403 million and contingency reserve of $422 million. As of December 31, 2012, MBIA Insurance Corporation had statutory capital of $1.5 billion.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Insurance Regulations and Dividends (continued)

For the years ended December 31, 2013 and 2012, National had statutory net income of $256 million and $416 million, respectively. As of December 31, 2013, National’s statutory capital was $3.3 billion, consisting of policyholders’ surplus of $2.1 billion and contingency reserves of $1.2 billion. As of December 31, 2012, National had statutory capital of $3.2 billion.

Note 15: Pension and Profit Sharing Plans

The Company maintains a qualified non-contributory defined contribution pension plan to which the Company contributes 10% of each eligible employee’s annual compensation. Annual compensation for determining such contributions consists of base salary, bonus and commissions, as applicable. Pension benefits vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. The Company funds the annual pension contribution by the following February of each applicable year. Pension expense related to the Company’s qualified pension plan for the years ended December 31, 2013, 2012 and 2011 was $4 million, $7 million, and $6 million, respectively.

The Company also maintains a qualified profit sharing/401(k) plan. The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute, through payroll deductions, up to 25% of eligible compensation. The Company matches employee contributions up to the first 5% of such compensation. The 401(k) matching contributions are made in the form of cash, whereby participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. Participants who qualify for distribution may receive a single lump sum, transfer the assets to another qualified plan or individual retirement account, or receive a series of specified installment payments. Profit sharing/401(k) expense related to the Company’s qualified plan for the years ended December 31, 2013, 2012 and 2011 was $3 million, $3 million, and $4 million, respectively.

In addition to the above two plans, the Company maintains a non-qualified deferred compensation plan. Contributions to the above qualified plans that exceed limitations established by federal regulations are then contributed to the non-qualified deferred compensation plan. The non-qualified pension expense for the years ended December 31, 2013, 2012 and 2011 was $2 million for each applicable year. The non-qualified profit sharing/401(k) expense for each of the years ended December 31, 2013, 2012 and 2011 was $1 million for each applicable year.

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

Under the restricted stock component of the Omnibus Plan, certain employees are granted restricted shares of the Company’s common stock. These awards have a restriction period lasting three to five years depending on the type of award, after which time the awards fully vest. During the vesting period, these shares may not be sold. Restricted stock may be granted to all employees.

Following the effective date of the Omnibus Plan, no new options or awards were granted under any of the prior plans authorized by the shareholders and all shares authorized but unissued were canceled. All stock awards granted under the prior plans and subsequently canceled or expired after the effective date of the Omnibus Plan, become available for grant under the Omnibus Plan.

There were 9,223,992 shares available for future grants under the Omnibus Plan as of December 31, 2013.

The Board of Directors of the Company approved restricted share grants for certain key employees in December 2012. The vesting schedules of these grants are linked to the Company’s market value performance. For further information regarding performance based awards, please refer to the “Performance Based Awards” section of this note.

In accordance with accounting guidance for share-based payments, the Company expenses the fair value of employee stock options and other forms of stock-based compensation. In addition, the guidance classifies share-based payment awards as either liability awards, which are remeasured at fair value at each balance sheet date, or equity awards, which are measured on the grant date and not subsequently remeasured. Generally, awards with cash-based settlement repurchase features or that are settled at a fixed dollar amount are classified as liability awards, and changes in fair value will be reported in earnings. Awards with net-settlement features or that permit a cashless exercise with third-party brokers are classified as equity awards and changes in fair value are not reported in earnings. The Company’s long-term incentive plans include features which result in both liability and equity awards. For liability awards, the Company remeasures these awards at each balance sheet date. In addition, the guidance requires the use of a forfeiture estimate. The Company uses historical employee termination information to estimate the forfeiture rate applied to current stock-based awards.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Long-term Incentive Plans (continued)

Restricted Stock

The fair value of the restricted shares awarded, determined on the grant date, was $6 million and $21 million, and the fair value of the restricted shares canceled was $1 million and $2 million for 2013 and 2012, respectively. Restricted shares have been recorded as unearned compensation, which is a component of paid-in capital within shareholders’ equity on the Company’s consolidated balance sheets and have been included in “Share-based compensation” on the Company’s consolidated statements of changes in shareholders’ equity. The amount of unearned compensation, net of estimated forfeitures, was $15 million as of December 31, 2013, which is expected to be recognized as expense over a weighted average period of 2.15 years. Unearned compensation is amortized to expense over the appropriate three- to five-year vesting period (except for a minor portion granted to members of the MBIA Inc. Board of Directors which is amortized over a ten-year period).

Compensation expense related to the restricted shares, net of estimated forfeitures, was $11 million, $11 million and $9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The tax benefit related to the restricted share awards during 2013, 2012 and 2011 was $1 million, $1 million and $2 million, respectively. In addition, during 2011 there was a tax charge of $1 million in paid-in capital related to the restricted shares that vested at a lower market value in comparison to the market value on the date of grant.

A summary of the Company’s restricted shares outstanding as of December 31, 2013, 2012 and 2011, and changes during the years ended on those dates, is presented in the following table:

	Restricted Share Activity
	2013		2012		2011
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of year	7,320,110	$6.8017	4,881,782	$6.4134	5,013,890	$6.8377
Granted	449,931	13.0741	2,689,542	7.9299	235,050	10.1159
Vested	(969,396)	9.8408	(70,549)	16.7909	(308,692)	15.9044
Forfeited	(2,968,530)	5.6724	(180,665)	9.2860	(58,466)	7.3353

Outstanding at end of year	3,832,115	$7.6438	7,320,110	$6.8017	4,881,782	$6.4134

The following table presents the total number of restricted share awards granted during the last three years. The proxy officers are disclosed in the Company’s proxy statement.

	Number of Restricted Shares Granted
	2013	2012	2011
Proxy officers	—	2,097,752	—
Other	449,931	591,790	235,050

Total	449,931	2,689,542	235,050

Stock Options

The Company determines the fair value for stock option awards at the date of grant and is estimated using the Black-Scholes option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable, and contain both service and some performance conditions. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Long-term Incentive Plans (continued)

Employee stock option compensation expense, net of estimated forfeitures, for the years ended December 31, 2013, 2012, and 2011 totaled $2 million, $3 million and $4 million, respectively. During 2013, 2012, and 2011, there were no stock option awards granted or exercised. During 2013, 2012, and 2011, the Company expensed deferred tax assets of $5 million, $6 million and $3 million, respectively, related to the cancellation of fully vested stock option awards as a charge to paid-in capital. As of December 31, 2013, there was $1 million of total unrecognized compensation cost related to non-vested stock options. This amount is expected to be recognized as expense over a weighted average period of 1.06 years. A summary of the Company’s stock options outstanding as of December 31, 2013, 2012 and 2011, and changes during the years ended on those dates, is presented in the following tables:

	2013		2012		2011
Options	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of year	5,963,268	$19.0485	6,425,073	$21.3330	6,650,947	$22.1713
Expired or forfeited	(2,247,862)	16.3382	(461,805)	50.8330	(225,874)	46.0164

Outstanding at end of year	3,715,406	$20.6883	5,963,268	$19.0485	6,425,073	$21.3330

Exercisable at end of year	1,752,311	$38.5120	1,751,173	$45.0174	2,211,878	$46.1478

The following table summarizes information about outstanding stock options as of December 31, 2013:

	Stock Options Outstanding				Stock Options Exercisable
Range of Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
$4.02-$36.69	2,653,000	2.53	$4.4840	$20	700,000	2.40	$4.3879	$5
$48.58-$70.86	1,062,406	0.61	61.1530	—	1,052,311	0.61	61.2115	—

Total	3,715,406	1.98	$20.6883	$20	1,752,311	1.33	$38.5120	$5

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Long-term Incentive Plans (continued)

During 2010, the Board of Managers of Cutwater established the Cutwater Asset Management Equity Participation Plan (“the Plan”). The purpose of the Plan is to promote the interests of Cutwater and its equity security holders and is designed to provide compensation tied to the value of Cutwater by the grant of equity participation units. Each unit represents the contractual right to receive cash payments based on the value of Cutwater. These grants have a restriction period lasting five years, after which time the awards fully vest providing the participant is continuously employed by Cutwater or one of its affiliates during that period. The maximum number of units available for grant under the Plan is 350,000. During 2013, no new units were granted and 8,334 units were canceled. As of December 31, 2013, 223,312 units were outstanding and 126,688 units were available for future grants under the Plan. In accordance with the accounting guidance for awards that include a cash-based settlement feature, the Plan is classified as a liability award. The original value of the award was determined on the date of grant and remeasured at each balance sheet date. A liability is accrued over the vesting period of the Plan and reflects the present value of the award as of each balance sheet date. Any change is reflected in earnings. For the year ended December 31, 2013, no compensation cost related to the Plan was recorded. Compensation cost related to the Plan for the years ended December 31, 2012 and 2011 was a benefit of $3 million and $2 million, respectively. The benefits were due to declines in the present value of the award.

Deferred Cash Awards

During 2011, the Company granted deferred cash-based long-term incentive awards. These grants have a vesting period of either three or five years, after which time the award fully vests. Payment is generally contingent on the employee’s continuous employment with the Company through the payment date. The deferred cash awards are granted to employees from the vice-president level up. There were no deferred cash-based long-term incentive awards granted in 2013 or 2012. Compensation expense related to the deferred cash awards was $3 million, $3 million and $9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 17: Earnings Per Share

Earnings per share is calculated using the two-class method in which earnings are allocated to common stock and participating securities based on their rights to receive nonforfeitable dividends or dividend equivalents. The Company grants restricted stock and restricted stock units to certain employees and non-employee directors in accordance with the Company’s long-term incentive programs, which entitle the participants to receive nonforfeitable dividends or dividend equivalents during the vesting period on the same basis as those dividends are paid to common shareholders. These unvested stock awards represent participating securities. During periods of net income, the calculation of earnings per share exclude the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. During periods of net loss, no effect is given to participating securities in the numerator and the denominator excludes the dilutive impact of these securities since they do not share in the losses of the Company.

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options, warrants and unvested restricted stock outstanding during the period that could potentially result in the issuance of common stock. The dilution from stock options, warrants and unvested restricted stock are calculated by applying the two-class method and using the treasury stock method. The treasury stock method assumes the proceeds from the exercise of stock options and warrants or the unrecognized compensation expense from unvested restricted stock will be used to purchase shares of the Company’s common stock at the average market price during the period. For the years ended December 31, 2013, 2012 and 2011, there were 32,206,222, 31,927,315 and 32,628,037, respectively, of stock options, warrants and unvested restricted stock outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Earnings Per Share (continued)

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
$ in millions except share and per share amounts	2013	2012		2011
Basic earnings per share:
Net income (loss)	$250	$1,234		$(1,319)
Less: undistributed earnings allocated to participating securities	5	32		—

Net income (loss) available to common shareholders	245	1,202	(1)	(1,319)

Basic weighted average shares (2)	189,071,011	188,834,626	(1)	192,505,045	(1)

Net income (loss) per basic common share	$1.30	$6.36		$(6.85)	(1)

Diluted earnings per share:
Net income (loss)	250	1,234		(1,319)
Less: undistributed earnings allocated to participating securities	5	32		—

Net income (loss) available to common shareholders	245	1,202	(1)	(1,319)

Basic weighted average shares (2)	189,071,011	188,834,626		192,505,045
Effect of common stock equivalents:
Stock options	1,241,902	1,062,395		—

Diluted weighted average shares	190,312,913	189,897,021	(1)	192,505,045	(1)

Net income (loss) per diluted common share	$1.29	$6.33		$(6.85)	(1)

(1) Amounts shown are revised.

(2) Includes 629,896, 506,714 and 565,819 of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the years ended December 31, 2013, 2012 and 2011, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Earnings Per Share (continued)

Revision of Prior Periods’ Earnings Per Share Calculation

During the fourth quarter of 2013, the Company identified errors in the calculation of its previously reported basic and diluted earnings per share. Basic earnings per share was revised to correct the allocation of net income to participating securities under the two-class method. Diluted earnings per share was revised to correct the application of the treasury stock method to certain liability-classified warrants. The Company evaluated the materiality of these errors in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that these errors, individually and in the aggregate, were immaterial to all prior periods. While the adjustments were immaterial, the Company revised its previously reported basic and diluted earnings per share as shown in the following table:

$ in millions except share and per share amounts	Years Ended December 31,		September 30, 2013 (unaudited)		June 30, 2013 (unaudited)		March 31, 2013 (unaudited)
	2012	2011	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
Numerator:
Net income (loss)—basic and diluted as reported	$1,234	$(1,319)	$132	$118	$(178)	$(14)	$164
Net income (loss)—basic as revised	$1,202	$(1,319)	$129	$115	$(178)	$(14)	$159
Net income (loss)—diluted as revised	$1,202	$(1,319)	$101	$110	$(178)	$(14)	$159

Denominator:
Weighted average shares—basic as reported	193,842,435	197,019,968	192,711,608	193,440,078	193,104,610	193,810,351	194,523,933
Weighted average shares—basic as revised	188,834,626	192,505,045	188,931,800	189,094,678	189,163,527	189,135,587	189,111,170
Weighted average shares—diluted as reported	194,904,830	197,019,968	196,746,771	197,762,488	193,104,610	193,810,351	195,631,960
Weighted average shares—diluted as revised	189,897,021	192,505,045	192,581,064	193,031,189	189,163,527	189,135,587	190,219,197

Net income (loss) per common share:
Basic—as reported	$6.36	$(6.69)	$0.68	$0.61	$(0.92)	$(0.07)	$0.84
Basic—as revised	$6.36	$(6.85)	$0.68	$0.61	$(0.94)	$(0.07)	$0.84
Diluted—as reported	$6.33	$(6.69)	$0.67	$0.60	$(0.92)	$(0.07)	$0.84
Diluted—as revised	$6.33	$(6.85)	$0.52	$0.57	$(0.94)	$(0.07)	$0.84

Note 18: Common and Preferred Stock

Common Stock

Stock Warrants

During 2008, the Company granted Warburg Pincus warrants to purchase 11.5 million shares of MBIA common stock at an exercise price of $30.25 per share, “B” warrant, which, upon obtaining certain approvals, will become exercisable to purchase 9.8 million shares at a price of $30.25 per share, and “B2” warrant to purchase 4 million shares at a price of $16.20 per share.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Common and Preferred Stock (continued)

In August of 2013, pursuant to the anti-dilution provisions of warrants issued by MBIA to Warburg Pincus, the terms of the warrants issued to Warburg Pincus in 2008 were amended, which resulted in (a) Warburg Pincus’ warrant to purchase 11.5 million shares exercisable at $30.25 per share was revised to 11.8 million shares at $29.44 per share; (b) Warburg Pincus’ B warrant to purchase 9.8 million shares exercisable at $30.25 per share was revised to 10.1 million shares at $29.44 per share; and (c) Warburg Pincus’ B2 warrant to purchase 4 million shares exercisable at $16.20 per share was revised to 4,004,945 shares exercisable at $16.18 per share. In addition, under the agreement, Warburg Pincus has certain gross up rights that are triggered in connection with the offering by the Company of any equity securities. As such, MBIA issued Warburg Pincus a five-year warrant to purchase 1.91 million shares of MBIA common stock at an exercise price of $9.59 per share.

In connection with the BofA Settlement Agreement described in “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements, on May 6, 2013, MBIA Inc. issued Blue Ridge a five-year warrant to purchase 9.94 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share.

Warrants granted to Warburg Pincus and Blue Ridge are recorded as liabilities and reported within “Other liabilities” on the consolidated balance sheets due to terms and conditions in the agreements that could require net cash settlement. As of December 31, 2013 and 2012, the fair value of the warrants was $59 million and $6 million, respectively.

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

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. As of December 31, 2013, the Company had repurchased 56.7 million shares of MBIA Inc. under the share repurchase program at a cost of $977 million and an average price of $17.24 per share, and $23 million remained available under the program. MBIA has not repurchased any additional shares since 2011.

During 2013 and 2012, 392,056 and 8,784 shares, respectively, were purchased by the Company for settling awards under the Company’s long-term incentive plans.

Preferred Stock

As of December 31, 2013, MBIA Insurance Corporation had 2,759 shares of preferred stock issued and outstanding with a carrying value of $28 million, including 1,444 shares held by MBIA Inc. that were purchased at a weighted average price of $10,900 per share or 10.9% of face value and 1,315 shares held by unaffiliated investors. During 2013, MBIA Inc. did not repurchase any additional shares.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Common and Preferred Stock (continued)

In accordance with MBIA’s fixed-rate election, the dividend rate on the preferred stock was determined using a fixed-rate equivalent of LIBOR plus 200 basis points. Each share of preferred stock has a par value of $1,000 with a liquidation preference of $100,000. The holders of the preferred stock are generally not entitled to any voting rights. Subject to certain requirements, the preferred stock may be redeemed, in whole or in part, at the option of MBIA Corp. at any time or from time to time for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon at the date of redemption for the then current dividend period and any previously accumulated dividends payable without interest on such unpaid dividends. As of December 31, 2013 and 2012, there were no dividends declared on the preferred stock. Payment of dividends on MBIA Corp.’s preferred stock is subject to the same restrictions that apply to dividends on common stock under NYIL. The terms of the preferred stock provide that if MBIA Corp. fails to pay dividends in full on the preferred stock for 18 consecutive months, the authorized number of members of the MBIA Corp. Board of Directors will automatically be increased by two and the holders of the preferred stock will be entitled to fill the vacancies so created at a special meeting of the preferred shareholders of MBIA Corp. Due to its nonpayment of dividends on the preferred stock for 18 consecutive months, MBIA Corp. held a meeting of preferred stockholders on August 12, 2011 to elect the two new directors. The meeting was adjourned because a quorum was not present.

Note 19: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the years ended December 31, 2013, 2012 and 2011:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Total
Balance, January 1, 2011	$(406)	$—	$(406)
Other comprehensive income (loss) before reclassifications	179	(13)	166
Amounts reclassified from AOCI	64	—	64

Net period other comprehensive income (loss)	243	(13)	230
Balance, December 31, 2011	(163)	(13)	(176)

Other comprehensive income (loss) before reclassifications	136	26	162
Amounts reclassified from AOCI	70	—	70

Net period other comprehensive income (loss)	206	26	232
Balance, December 31, 2012	43	13	56

Other comprehensive income (loss) before reclassifications	(128)	2	(126)
Amounts reclassified from AOCI	(11)	(5)	(16)

Net period other comprehensive income (loss)	(139)	(3)	(142)

Balance, December 31, 2013	$(96)	$10	$(86)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19: Accumulated Other Comprehensive Income (continued)

The following table presents the details of the reclassifications from AOCI for the year ended December 31, 2013:

In millions
Details about AOCI Components	Amounts Reclassified from AOCI	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gain on sale of securities	$23	Net gains (losses) on financial instruments at fair value and foreign exchange
Amortization on securities	(5)	Net investment income

	18	Income (loss) before income taxes
	7	Provision (benefit) for income taxes

	11	Net income (loss)
Foreign currency translation:
Realized gain on liquidation of foreign entity	5	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$16	Net income (loss)

Note 20: Related Party Transactions

Related parties are defined as the following:

•	Affiliates of the Company: An affiliate is a party that directly or indirectly controls, is controlled by or is under common control with the Company. Control is defined as having, either directly or indirectly, the power to direct the management and operating policies of a company through ownership, by contract or otherwise.

•	Entities for which investments are accounted for using the equity method by the Company.

•	Trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management.

•	Principal owners of the Company defined as owners of record or known beneficial owners of more than 10% of the voting interests of the Company.

•	Management of the Company which includes persons who are responsible for achieving the objectives of the Company and who have the authority to establish policies and make decisions by which those objectives are to be pursued. Management normally includes members of the Board of Directors, the Chief Executive Officer, Chief Operating Officer, Vice President in charge of principal business functions and other persons who perform similar policymaking functions.

•	Members of the immediate families of principal owners of the Company and its management. This includes family members whom a principal owner or a member of management might control or influence or by whom they may be controlled or influenced because of the family relationship.

•	Other parties with which the Company may deal if one party controls or can significantly influence the management or policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

•	Other parties that can significantly influence the management or policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to the extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Related Party Transactions (continued)

Since 1989, MBIA Corp. has executed five surety bonds to guarantee the payment obligations of the members of the Municipal Bond Insurance Association (the “Association”), a voluntary unincorporated association of insurers writing municipal bond and note insurance as agents for the member insurance companies that had their S&P claims-paying rating downgraded from AAA on their previously issued Association policies. In the event that the Association does not meet their policy payment obligations, MBIA Corp. will pay the required amounts directly to the paying agent. The aggregate outstanding exposure on these surety bonds as of December 31, 2013 was $340 million.

MBIA, through its subsidiaries, is responsible for providing investment advisory and certain related administrative services to the Managed Duration Investment Grade Municipal Fund (“the Fund”). MBIA earned investment management, accounting, administration and service fees related to the Fund, net of underwriting fees paid to a third party, and are included in “Fees and reimbursements” in the Company’s consolidated statements of operations. These amounts were not significant for the years ended December 31, 2013, 2012 and 2011.

In August of 2013, pursuant to the anti-dilution provisions of warrants issued by MBIA to Warburg Pincus, the terms of the warrants issued to Warburg Pincus in 2008 were amended, which resulted in a decrease in the exercise price and an increase in the aggregate number of shares of MBIA common stock to be issued upon exercise. In addition, under the agreement, Warburg Pincus has certain gross up rights that are triggered in connection with the offering by the Company of any equity securities. As such, MBIA issued Warburg Pincus a five-year warrant to purchase 1.91 million shares of MBIA common stock at an exercise price of $9.59 per share. Refer to “Note 18: Common and Preferred Stock” for information about Warburg Pincus’ warrants.

The Company had no loans outstanding to any executive officers or directors during 2013 and 2012.

Note 21: Commitments and Contingencies

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

On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse. The complaint seeks damages for fraud and breach of contractual obligations in connection with the procurement of financial guarantee insurance on the HEMT securitization. On January 30, 2013, MBIA Corp. filed an amended complaint. The amended complaint alleges, among other claims, that Credit Suisse falsely represented: (i) the attributes of the securitized loans; (ii) that the loans complied with the governing underwriting guidelines; and (iii) that Credit Suisse had conducted extensive due diligence on and quality control reviews of the securitized loans to ensure compliance with the underwriting guidelines. The complaint further alleges that the defendants breached their contractual obligations to cure or repurchase loans found to be in breach of the representations and warranties applicable thereto and denied MBIA the requisite access to all records and documents regarding the securitized loans. On March 8, 2013, the defendants filed their answer to the amended complaint. On April 19, 2013, the court issued an order scheduling fact discovery to close by June 30, 2014.

On September 14, 2012, MBIA Insurance Corp. filed a complaint alleging fraud against J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc.) relating to Bear, Stearns & Co. Inc.’s role as lead securities underwriter on the GMAC Mortgage Corporation Home Equity Loan Trust 2006-HE4. Oral argument on J.P. Morgan Securities LLC’s motion for summary judgment was held on November 22, 2013. A decision is pending.

On September 10, 2012, CQS ABS Master Fund Ltd., CQS Select ABS Master Fund Ltd., and CQS ABS Alpha Master Fund Ltd. as holders of MBIA-insured residential mortgage-backed bonds filed suit against MBIA Inc., MBIA Corp. and National. The complaint alleges that certain of the terms of the transactions entered into by MBIA Corp., which were approved by the New York State Department of Insurance, constituted fraudulent conveyances under §§ 273, 274, 276 and 279(c) of New York Debtor and Creditor Law and a breach of the implied covenant of good faith and fair dealing under New York common law. On October 19, 2012, MBIA filed its answer. On August 13, 2013, the court entered a revised Management Plan and Scheduling Order setting a fact discovery deadline of April 4, 2014.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21: Commitments and Contingencies (continued)

On July 18, 2013, the City of Detroit, Michigan filed a voluntary petition under Chapter 9 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan; Case No. 13-53846-swr. On December 5, 2013, Judge Steven W. Rhodes entered an order finding the City of Detroit eligible to be a debtor under Chapter 9. On November 8, 2013, National, together with Assured Guaranty Municipal Corp. (“Assured”), commenced an adversary proceeding, captioned National Public Finance Guarantee Corp. et al. v City of Detroit, Michigan et al.; Adv. Pro. No 13-05309, against the City of Detroit and certain individuals. On December 23, 2013, National and Assured filed an amended complaint seeking, among other things, a declaratory judgment that the City of Detroit and its employees/managers must comply with Michigan state law in the collection, segregation and use of restricted ad valorem tax proceeds levied and pledged to repay the principal and interest on several series of Detroit’s unlimited tax general obligation bonds, as well as declaratory relief with respect to National’s and Assured’s rights and interests in the ad valorem tax proceeds. On January 17, 2014, the defendants filed a motion to dismiss the amended complaint. Oral argument on the motion was heard on February 19, 2014, and a decision is pending.

On January 30, 2013, National and MBIA Corp. filed a petition in the District Court of Harris County, Texas, 215th Judicial District; Case No. 2013-05829, against the Harris County—Houston Sports Authority (the “Sports Authority”) for damages and declaratory relief arising from the Sports Authority’s failure to raise sufficient revenues and maintain adequate reserves necessary to support bonds issued by the Sports Authority. On March 12, 2013, the court granted the Sports Authority’s motion to dismiss on grounds of governmental immunity. On May 9, 2013, National and MBIA Corp. appealed the dismissal order. Oral argument was heard on February 11, 2014, and an opinion is pending.

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

On July 23, 2008, the City of Los Angeles filed a separate complaint in the Superior Court, County of Los Angeles, naming as defendants MBIA and other financial institutions, and alleging fraud and violations of California’s antitrust laws through bid-rigging in the sale of guaranteed investment contracts and what plaintiffs call “municipal derivatives” to municipal bond issuers. The case was removed to federal court and transferred by order dated November 26, 2008 to the Southern District of New York for inclusion in the multidistrict litigation, Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950. Complaints making the same allegations against MBIA and nearly all of the same co-defendants were then, or subsequently, filed by municipal entities and quasi-municipal entities, mostly in California, and three not-for-profit retirement community operators. These cases have all been added to the multidistrict litigation. The plaintiffs in all of the cases assert federal and either California or New York state antitrust claims. As of May 31, 2011, MBIA has answered all of the existing complaints.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21: Commitments and Contingencies (continued)

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

Note 22: Subsequent Events

Refer to “Note 21: Commitments and Contingencies” for information about legal proceedings that occurred after December 31, 2013.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2013.

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

Management has assessed the effectiveness of MBIA Inc. internal control over financial reporting as of December 31, 2013. In making its assessment, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data.”

Item 9B. Other Information

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, we may be required to disclose in our annual and quarterly reports to the Securities and Exchange Commission (the “SEC”), whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by US economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

The description of the activities below has been provided to the Company by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of the MBIA Inc.’s outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, Endurance International Group (“EIG”) and Santander Asset Management Investment Holdings Limited, (“SAMIH”). EIG and SAMIH may therefore be deemed to be under common “control” with MBIA Inc.; however, this statement is not meant to be an admission that common control exists.

As to EIG:

The disclosure below relates solely to activities conducted by EIG and its affiliates. The disclosure does not relate to any activities conducted by the Company or by WP and does not involve our or WP’s management. Neither the Company nor WP has had any involvement in or control over the disclosed activities of EIG, nor has neither the Company nor WP independently verified or participated in the preparation of the disclosure. Neither the Company nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

The Company understands that EIG intends to disclose in their next annual or quarterly SEC report that:

“Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm. In addition, if our third-party resellers fail to comply with these laws and regulations in their dealings, we could face potential liability or penalties for violations. Furthermore, U.S. export control laws and economic sanctions laws prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities.

Although we take precautions to prevent transactions with U.S. sanctions targets, we have in the past identified limited instances of non-compliance with these rules and believe we have taken appropriate corrective actions in such instances. For example, on May 1, 2013, during a routine compliance scan of our new and existing subscriber accounts, we discovered a new subscriber account that was created on April 6, 2013 with information matching ORT France, identified by OFAC as a Specially Designated National, or SDN, under the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594. We had charged the subscriber $114.10 for web hosting and domain name registration services at the time the account was opened and without knowledge of any SDN issue. Upon discovery of the potential SDN match, we promptly suspended the subscriber account, deactivated the website, and locked the domain name to prevent it from being transferred and ceased providing services to the subscriber. We also promptly reported the potential SDN match to OFAC. To date, we have not received any correspondence from OFAC regarding the matter.

Although we have implemented compliance measures that are designed to prevent transactions with U.S. sanction targets, there is risk that in the future we or our resellers could provide our solutions or services to such targets despite such compliance measures. This could result in negative consequences to us, including government investigations, penalties and reputational harm.

Item 9B. Other Information (continued)

Changes in our solutions or changes in export and import regulations may create delays in the introduction and sale of our solutions in international markets, prevent our subscribers with international operations from deploying our solutions or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions or decreased ability to export or sell our solutions to existing or potential subscribers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions could adversely affect our business, financial condition and operating results.”

As to SAMIH:

The disclosure below relates solely to activities conducted by SAMIH and its non-U.S. affiliates. The disclosure does not relate to any activities conducted by the Company or by WP and does not involve our or WP’s management. Neither the Company nor WP has had any involvement in or control over the disclosed activities of SAMIH, nor has neither the Company nor WP independently verified or participated in the preparation of the disclosure. Neither the Company nor WP is representing to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

The Company understands that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that an Iranian national, resident in the U.K., who is currently designated by the U.S. and the U.K. under the Iran Sanctions regime, holds two investment accounts with Santander Asset Management UK Limited, a subsidiary of SAMIH and part of the Banco Santander group. The accounts have remained frozen throughout 2013. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue in connection with the investment accounts in 2013 was £247 and net profits in 2013 were negligible relative to the overall profits of Banco Santander, S.A.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors will be set forth under “Proposals for Shareholder Approval Recommended by the Board—Proposal 1: Election of Directors” and “Board of Directors Corporate Governance—The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed within 120 days of the end of our fiscal year ended December 31, 2013 (the “Proxy Statement”) and is incorporated by reference.

Information regarding executive officers is set forth under Part I, Item 1, “Business—Executive Officers of the Registrant,” included in this annual report.

Information regarding Section 16(a) beneficial ownership reporting compliance will be set forth in the section “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by reference.

Information regarding the Company’s Audit Committee will be set forth under “Board of Directors Corporate Governance—The Board of Directors and its Committees” in the Proxy Statement and is incorporated by reference.

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

Item 11. Executive Compensation

Information regarding compensation of the Company’s directors and executive officers will be set forth under “Board of Directors Corporate Governance—The Board of Directors and its Committees,” “Compensation and Governance Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” in the Proxy Statement and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the Proxy Statement and is incorporated by reference.

The following table provides information as of December 31, 2013, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans refer to “Note 16: Long-term Incentive Plans” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	3,838,734	$20.69	9,259,665
Equity compensation plans not approved by security holders	—	—	—

Total	3,838,734	$20.69	9,259,665

(1)—Includes 119,770 phantom shares granted under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors and 3,558 restricted stock units awarded to employees granted under the MBIA Inc. 2005 Omnibus Incentive Plan. The weighted average exercise price in column (b) does not take these awards into account.

(2)—Includes 9,223,992 shares of common stock available for future grants under the MBIA Inc. 2005 Omnibus Incentive Plan and 35,673 shares of common stock available for future grants under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions will be set forth under “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated by reference. Information regarding director independence will be set forth under “Proposals for Shareholder Approval Recommended by the Board—Proposal 1: Election of Directors—Director Independence” in the Proxy Statement and is incorporated by reference.

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

(a)	Financial Statements and Financial Statement Schedules and Exhibits

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2013 and 2012.

Consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011.

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011.

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2013, 2012 and 2011.

Consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011.

Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this report.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2013.
II.	Condensed financial information of Registrant for December 31, 2013, 2012 and 2011.
IV.	Reinsurance for the years ended December 31, 2013, 2012 and 2011.

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

Item 15. Exhibits, Financial Statement Schedules (continued)

3.2. By-Laws as Amended as of July 14, 2009, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 16, 2009.

4. Instruments Defining the Rights of Security Holders, including Indentures.

4.1. Indenture, dated as of August 1, 1990, between MBIA Inc. and The First National Bank of Chicago, Trustee, incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 as amended by the First Supplemental Indenture, dated as of August 22, 2002, between MBIA Inc. and Bank One Trust Company, N.A., as Trustee, in connection with the $300,000,000 6.4% senior notes due 2022, incorporated by reference to the Exhibit 4.04 to the Company’s Current Report on Form 8-K filed on August 22, 2002, and the Second Supplemental Indenture, dated as of November 21, 2012, between MBIA Inc. and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 26, 2012.

4.2. Senior Indenture, dated as of November 24, 2004, between MBIA Inc. and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on November 29, 2004 as amended by the First Supplemental Indenture, dated as of November 24, 2004, between MBIA Inc. and The Bank of New York, as Trustee, in connection with the $350,000,000 5.70% senior notes due 2034, incorporated by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K filed on November 29, 2004 as amended by the Second Supplemental Indenture, dated as of November 21, 2012, between MBIA Inc. and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 26, 2012.

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

4.10. Warrant Agreement, dated as of August 5, 2013, between MBIA Inc. and Warburg Pincus Private Equity X, L.P., incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.

10. Material Contracts

10.1. Amended and Restated Investment Agreement, dated February 6, 2008, between MBIA Inc. and Warburg Pincus Private Equity X, L.P., incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2008.

Item 15. Exhibits, Financial Statement Schedules (continued)

Executive Compensation Plans and Arrangements

The following Exhibits identify all existing executive compensation plans and arrangements:

10.2. Amended and Restated Deferred Compensation and Stock Ownership Plan for Non-Employee Directors, effective as of March 21, 2002, incorporated by reference to the MBIA Inc. Form S-8 filed on March 14, 2002 (Reg. No. 333-84300).

+10.3. MBIA Inc. Annual Incentive Plan, effective January 1, 2011, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on March 19, 2010, as amended by the Amendment thereto effective as of May 2, 2013.

+10.4. MBIA Inc. 2005 Omnibus Incentive Plan, as amended through March, 2012, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on March 19, 2012, as amended by the Amendment thereto, effective as of May 2, 2013.

10.5. Key Employee Employment Protection Plan, amended as of February 27, 2007, incorporated by reference to Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as further amended by Amendment No. 2, effective February 22, 2010, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.6. Form of Key Employee Employment Protection Agreement, amended as of February 27, 2007, incorporated by reference to Exhibit 10.81 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.7. MBIA Inc. 2005 Non-Employee Director Deferred Compensation Plan (as amended through August 2012), incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on August 20, 2013 (Reg. No. 333-190728).

10.8. Form of MBIA Inc. 2005 Omnibus Incentive Plan Nonqualified Stock Option Agreement, effective as of May 5, 2005, incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.9. Amended and Restated MBIA Inc. Deferred Compensation and Excess Benefit Plan, effective as of March 22, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

10.10. Cutwater Holdings, LLC Equity Participation Plan effective as of May 7, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

10.11. Cash Retention Award and Restricted Stock Agreement, dated as of December 21, 2012, between MBIA Inc. and C. Edward Chaplin, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.12. Cash Retention Award and Restricted Stock Agreement, dated as of December 21, 2012, between MBIA Inc. and William C. Fallon, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.13. Cash Retention Award and Restricted Stock Agreement, dated as of December 21, 2012, between MBIA Inc. and Anthony McKiernan, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.14. Cash Retention Award and Restricted Stock Agreement, dated as of December 21, 2012, between MBIA Inc. and Ram Wertheim, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

+21. List of Subsidiaries.

+23. Consent of PricewaterhouseCoopers LLP.

Item 15. Exhibits, Financial Statement Schedules (continued)

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

99.4. Novation Agreement, dated as of September 14, 2012, between Financial Guaranty Insurance Company and National Public Finance Guarantee Corporation, incorporated by reference to Exhibit 99.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013.

+101. Additional Exhibits—MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL.

+	Filed Herewith
*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBIA Inc. (Registrant)

Dated: March 3, 2014	By	/s/ Joseph W. Brown
	Name:	Joseph W. Brown
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Brown Joseph W. Brown	Director and Chief Executive Officer	March 3, 2014

/s/ C. Edward Chaplin C. Edward Chaplin	President, Chief Financial Officer and Chief Administrative Officer	March 3, 2014

/s/ Douglas C. Hamilton Douglas C. Hamilton	Assistant Vice President and Controller (chief accounting officer)	March 3, 2014

/s/ Daniel P. Kearney Daniel P. Kearney	Chairman and Director	March 3, 2014

/s/ Maryann Bruce Maryann Bruce	Director	March 3, 2014

/s/ Sean D. Carney Sean D. Carney	Director	March 3, 2014

s/ David A. Coulter David A. Coulter	Director	March 3, 2014

/s/ Steven J. Gilbert Steven J. Gilbert	Director	March 3, 2014

/s/ Charles R. Rinehart Charles R. Rinehart	Director	March 3, 2014

/s/ Theodore Shasta Theodore Shasta	Director	March 3, 2014

/s/ Richard C. Vaughan Richard C. Vaughan	Director	March 3, 2014

SCHEDULE I

MBIA INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2013

(In millions)

	December 31, 2013
Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet
Available-for-sale:
U.S. Treasury and government agency	$472	$479	$479
State and municipal bonds	1,812	1,761	1,761
Foreign governments	114	120	120
Corporate obligations	1,290	1,275	1,275
Mortgage-backed securities:
Residential mortgage-backed agency	1,155	1,134	1,134
Residential mortgage-backed non-agency	70	77	77
Commercial mortgage-backed	33	33	33
Asset-backed securities:
Collateralized debt obligations	205	151	151
Other asset-backed	157	144	144

Total long-term available-for-sale	5,308	5,174	5,174
Short-term available-for-sale	1,370	1,371	1,371
Equity available-for-sale	10	11	11

Total available-for-sale	6,688	6,556	6,556
Investments at fair value	277	274	274
Other investments	5	5	5

Total investments	$6,970	$6,835	$6,835

Assets of consolidated variable interest entities:
Available-for-sale:
Short-term available-for-sale	136	136	136
Investments at fair value	883	587	587
Held-to-maturity:
Corporate obligations	2,801	2,651	2,801

Total investments of consolidated variable interest entities	$3,820	$3,374	$3,524

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2013	December 31, 2012
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $703 and $825)	$728	$843
Fixed-maturity securities at fair value	32	13
Investments pledged as collateral, at fair value (amortized cost $463 and $510)	375	443
Short-term investments held as available-for-sale, at fair value (amortized cost $171 and $235)	171	236
Other investments	3	4

Total investments	1,309	1,539
Cash and cash equivalents	140	92
Investment in wholly-owned subsidiaries	3,890	4,127
Deferred income taxes, net	791	581
Other assets	140	183

Total assets	$6,270	$6,522

Liabilities and Shareholders’ Equity

Liabilities:
Investment agreements	654	893
Securities sold under agreements to repurchase	—	32
Long-term debt	592	731
Affiliate loans payable	1,510	1,681
Other liabilities	236	12

Total liabilities	2,992	3,349

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—277,812,430 and 277,405,039	278	277
Additional paid-in capital	3,115	3,076
Retained earnings	2,289	2,039
Accumulated other comprehensive income (loss), net of tax of $25 and $26	(86)	56
Treasury stock, at cost—85,562,546 and 81,733,530 shares	(2,318)	(2,275)

Total shareholders’ equity of MBIA Inc.	3,278	3,173

Total liabilities and shareholders’ equity	$6,270	$6,522

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2013	2012	2011
Revenues:
Net investment income	$50	$60	$90
Net gains (losses) on financial instruments at fair value and foreign exchange	11	(119)	(278)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	—	(52)	(20)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	—	(7)	(13)

Net investment losses related to other-than-temporary impairments	—	(59)	(33)
Net gains (losses) on extinguishment of debt	43	(2)	—
Other net realized gains (losses)	—	6	(17)

Total revenues	104	(114)	(238)

Expenses:
Operating	69	40	29
Interest	105	155	162

Total expenses	174	195	191

Gain (loss) before income taxes and equity in earnings of subsidiaries	(70)	(309)	(429)
Provision (benefit) for income taxes	(202)	(781)	(286)

Gain (loss) before equity in earnings of subsidiaries	132	472	(143)
Equity in net income (loss) of subsidiaries	118	762	(1,233)

Net income (loss)	$250	$1,234	$(1,376)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2013	2012	2011
Net income (loss)	$250	$1,234	$(1,376)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	(179)	166	287
Provision (benefit) for income taxes	(17)	36	58

Total	(162)	130	229

Reclassification adjustments for (gains) losses included in net income (loss)	23	111	61
Provision (benefit) for income taxes	8	39	21

Total	15	72	40

Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	12	38	41
Provision (benefit) for income taxes	4	13	14

Total	8	25	27

Reclassification adjustments for (gains) losses included in net income (loss)	—	31	29
Provision (benefit) for income taxes	—	11	10

Total	—	20	19

Foreign currency translation:
Foreign currency translation gains (losses)	(3)	(15)	(33)

Total other comprehensive income (loss)	(142)	232	282

Comprehensive income (loss)	$108	$1,466	$(1,094)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Fees and reimbursements received	$—	$5	$31
Investment income received	250	118	89
Operating expenses paid	(35)	(43)	(30)
Interest paid, net of interest converted to principal	(93)	(101)	(107)
Income taxes (paid) received	111	224	353

Net cash provided (used) by operating activities	233	203	336

Cash flows from investing activities:
Purchase of fixed-maturity securities	(1,481)	(1,017)	(3,737)
Sale and redemption of fixed-maturity securities	1,604	2,370	4,651
Sale (purchase) of short-term investments, net	64	375	251
Sale (purchase) of other investments, net	1	107	81
(Payments) proceeds for derivative settlements	(32)	(207)	(85)
Collateral (to) from swap counterparty	122	(285)	—
Contributions to subsidiaries, net	2	(12)	—
Advances to subsidiaries, net	—	1	(19)

Net cash provided (used) by investing activities	280	1,332	1,142

Cash flows from financing activities:
Proceeds from investment agreements	25	31	65
Principal paydowns of investment agreements	(274)	(679)	(500)
Payments for securities sold under agreements to repurchase	(32)	(639)	(835)
Payments for retirement of debt	(3)	(180)	(70)
Payments for affiliate loans	(194)	(109)	(37)
Purchase of treasury stock	—	—	(50)
Restricted stock awards settlements, net	13	1	(2)

Net cash provided (used) by financing activities	(465)	(1,575)	(1,429)

Net increase (decrease) in cash and cash equivalents	48	(40)	49
Cash and cash equivalents—beginning of year	92	132	83

Cash and cash equivalents—end of year	$140	$92	$132

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$250	$1,234	$(1,376)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Intercompany accounts receivable	(14)	(9)	(10)
Current income taxes	116	57	124
Equity in earnings of subsidiaries	(118)	(762)	1,233
Dividends from subsidiaries	219	60	46
Net investment losses related to other-than-temporary impairments	—	59	33
Net (gains) losses on financial instruments at fair value and foreign exchange	(11)	119	278
Other net realized (gains) losses	—	(6)	17
Deferred income tax provision (benefit)	(207)	(613)	(85)
(Gains) losses on extinguishment of debt	(43)	2	—
Other operating	41	62	76

Total adjustments to net income (loss)	(17)	(1,031)	1,712

Net cash provided (used) by operating activities	$233	$203	$336

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

MBIA Inc. is subject to the same liquidity risks and uncertainties as described in footnote 1 to the Company’s consolidated financial statements. As of December 31, 2013, MBIA Inc. had $307 million of cash and highly liquid assets available for general corporate liquidity purposes, and $52 million of cash and liquid assets not pledged directly as collateral in its funding activities.

2. Significant Accounting Policies

MBIA Inc. (the “Parent Company”) carries its investments in subsidiaries under the equity method.

Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. These reclassifications had no impact on total revenues, expenses, assets, liabilities, or shareholders’ equity for all periods presented.

3. Dividends from Subsidiaries

During 2013, National Public Finance Guarantee Holdings, Inc. declared and paid a dividend of $214 million to MBIA Inc., Optinuity Alliance Resources Corporation declared and paid dividends of $2 million to MBIA Inc. and CapMAC Holdings Inc. declared and paid dividends of $3 million to MBIA Inc.

During 2012, Optinuity Alliance Resources Corporation declared and paid dividends of $53 million to MBIA Inc., MBIA Asset Finance, LLC declared and paid dividends of $6 million to MBIA Inc. and Euro Asset Acquisition Limited declared and paid dividends of $1 million to MBIA Inc.

During 2011, Optinuity Alliance Resources Corporation declared and paid dividends of $38 million to MBIA Inc. and Euro Asset Acquisition Limited declared and paid dividends of $8 million to MBIA Inc.

4. Obligations under Investment Agreements

The investment agreement business, as described in footnotes 2 and 10 to the Company’s consolidated financial statements, is conducted by both MBIA Inc. and its wholly owned subsidiary, MBIA Investment Management Corp.

5. Pledged Collateral

Substantially all of the obligations under investment agreements require MBIA Inc. to pledge securities as collateral. As of December 31, 2013 and 2012, the fair value of securities pledged as collateral with respect to these investment agreements approximated $270 million and $318 million, respectively. The Parent Company’s collateral as of December 31, 2013, consisted principally of mortgage-backed securities, corporate obligations, and U.S. Treasury and government agency bonds, and was primarily held with major U.S. banks. Additionally, the Parent Company pledged money market securities as collateral under investment agreements in the amount of $22 million and $144 million as of December 31, 2013 and 2012, respectively.

Under derivative contracts entered into by MBIA Inc., collateral postings are required by either MBIA Inc. or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. As of December 31, 2013, MBIA Inc. pledged securities with a fair value of $42 million to derivative counterparties. As of December 31, 2012, MBIA Inc. did not post securities to derivative counterparties.

6. Affiliate Loans Payable

Affiliate loans payable consists of loans payable to MBIA Global Funding, LLC (“GFL”). GFL raised funds through the issuance of medium-term notes with varying maturities, which were, in turn, guaranteed by MBIA Corp. GFL lent the proceeds of these medium-term note issuances to MBIA Inc.

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

Years Ended December 31, 2013, 2012 and 2011

(In millions)

Column A Insurance Premium Written	Column B Direct Amount	Column C Ceded to Others	Column D Assumed From Other Companies	Column E Net Amount	Column F Percentage of Amount Assumed to Net
2013	$(40)	$2	$1	$(41)	-2%

2012	$17	$2	$2	$17	12%

2011	$(5)	$3	$(2)	$(10)	20%

Securities and Exchange Commission

Washington, D.C. 20549

Exhibits

to

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

Commission File No. 1-9583

MBIA Inc.

Exhibit Index

10.3	Amendment to the Annual Incentive Plan, effective as of May 2, 2013.

10.4	Amendment No. 1 to the MBIA Inc. 2005 Omnibus Incentive Plan, effective as of May 2, 2013.

21.	List of Subsidiaries.

23.	Consent of PricewaterhouseCoopers LLP.

31.1.	Chief Executive Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Chief Executive Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Chief Financial Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1.	Additional Exhibits—National Public Finance Guarantee Corporation and Subsidiaries GAAP Financial Statements.

99.2.	Additional Exhibits—MBIA Insurance Corporation and Subsidiaries GAAP Financial Statements.

101.	Additional Exhibits—MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL.

*	Furnished Herewith