Form 10-Q
period 2014-03-31
MBIA INC
filed 2014-05-12
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 7, 2014, 195,209,782 shares of Common Stock, par value $1 per share, were outstanding.

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

•

the possibility that MBIA Corp. will have inadequate liquidity to pay expected claims as a result of increased losses on certain structured finance transactions, in particular residential mortgage-backed securities transactions that include a substantial number of ineligible mortgage loans, or a delay or failure in collecting expected recoveries;

•	the possibility that loss reserve estimates are not adequate to cover potential claims;

•

a disruption in the cash flow from our subsidiaries or an inability to access capital and our exposure to significant fluctuations in liquidity and asset values within the global credit markets as a result of collateral posting requirements;

•

our ability to fully implement our strategic plan, including our ability to maintain high stable ratings for National Public Finance Guarantee Corporation and generate investor demand for our financial guarantees;

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

The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013. In addition, refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a discussion of certain risks and uncertainties related to our financial statements.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	March 31, 2014	December 31, 2013
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $5,173 and $5,064)	$5,200	$4,987
Investments carried at fair value	212	204
Investments pledged as collateral, at fair value (amortized cost $329 and $483)	278	424
Short-term investments held as available-for-sale, at fair value (amortized cost $1,318 and $1,203)	1,319	1,204
Other investments (includes investments at fair value of $12 and $11)	16	16

Total investments	7,025	6,835
Cash and cash equivalents	679	1,161
Premiums receivable	1,009	1,051
Deferred acquisition costs	250	260
Insurance loss recoverable	671	694
Assets held for sale	29	29
Deferred income taxes, net	917	1,109
Other assets	200	222
Assets of consolidated variable interest entities:
Cash	54	97
Investments held-to-maturity, at amortized cost (fair value $2,695 and $2,651)	2,793	2,801
Investments held as available-for-sale, at fair value (amortized cost $35 and $136)	35	136
Fixed-maturity securities at fair value	504	587
Loans receivable at fair value	1,557	1,612
Loan repurchase commitments	364	359

Total assets	$16,087	$16,953

Liabilities and Equity
Liabilities:
Unearned premium revenue	$2,337	$2,441
Loss and loss adjustment expense reserves	602	641
Investment agreements	689	700
Medium-term notes (includes financial instruments carried at fair value of $215 and $203)	1,418	1,427
Long-term debt	1,731	1,702
Derivative liabilities	381	1,152
Other liabilities	287	294
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $2,194 and $2,356)	5,012	5,286
Derivative liabilities	5	11

Total liabilities	12,462	13,654

Commitments and contingencies (See Note 13)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—281,291,579 and 277,812,430	281	278
Additional paid-in capital	3,115	3,115
Retained earnings	2,545	2,289
Accumulated other comprehensive income (loss), net of tax of $16 and $54	(13)	(86)
Treasury stock, at cost—86,086,648 and 85,562,546 shares	(2,324)	(2,318)

Total shareholders’ equity of MBIA Inc.	3,604	3,278
Preferred stock of subsidiary and noncontrolling interest	21	21

Total equity	3,625	3,299

Total liabilities and equity	$16,087	$16,953

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Premiums earned:
Scheduled premiums earned	$69	$79
Refunding premiums earned	19	41

Premiums earned (net of ceded premiums of $2 and $2)	88	120
Net investment income	50	38
Fees and reimbursements	4	6
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(369)	12
Unrealized gains (losses) on insured derivatives	838	(73)

Net change in fair value of insured derivatives	469	(61)
Net gains (losses) on financial instruments at fair value and foreign exchange	(55)	63
Net gains (losses) on extinguishment of debt	1	4
Other net realized gains (losses)	1	-
Revenues of consolidated variable interest entities:
Net investment income	12	16
Net gains (losses) on financial instruments at fair value and foreign exchange	3	33
Net gains (losses) on extinguishment of debt	4	-

Total revenues	577	219
Expenses:
Losses and loss adjustment	50	(194)
Amortization of deferred acquisition costs	10	16
Operating	46	106
Interest	54	60
Expenses of consolidated variable interest entities:
Operating	3	4
Interest	10	12

Total expenses	173	4

Income (loss) before income taxes	404	215
Provision (benefit) for income taxes	148	51

Net income (loss)	$256	$164

Net income (loss) per common share:
Basic	$1.33	$0.84
Diluted	$1.32	$0.84

Weighted average number of common shares outstanding:
Basic	189,033,982	189,111,170
Diluted	190,263,748	190,219,197

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$256	$164
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	105	13
Provision (benefit) for income taxes	38	4

Total	67	9
Reclassification adjustments for (gains) losses included in net income (loss)	2	(25)
Provision (benefit) for income taxes	1	(9)

Total	1	(16)
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	3	5
Provision (benefit) for income taxes	-	2

Total	3	3
Foreign currency translation:
Foreign currency translation gains (losses)	(2)	(43)
Reclassification adjustments for (gains) losses included in net income (loss)	4	-

Total other comprehensive income (loss)	73	(47)

Comprehensive income (loss)	$329	$117

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Three Months Ended March 31, 2014

(In millions except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary and Noncontrolling Interest		Total Equity

	Common Stock
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, December 31, 2013	277,812,430	$278	$3,115	$2,289	$(86)	(85,562,546)	$(2,318)	$3,278	1,315	$21	$3,299

Net income (loss)	-	-	-	256	-	-	-	256	-	-	256
Other comprehensive income (loss)	-	-	-	-	73	-	-	73	-	-	73
Share-based compensation net of tax of $2	3,479,149	3	-	-	-	(524,102)	(6)	(3)	-	-	(3)

Balance, March 31, 2014	281,291,579	$281	$3,115	$2,545	$(13)	(86,086,648)	$(2,324)	$3,604	1,315	$21	$3,625

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Premiums, fees and reimbursements received	$30	$54
Investment income received	110	115
Insured derivative commutations and losses paid	(343)	-
Financial guarantee losses and loss adjustment expenses paid	(86)	(115)
Proceeds from recoveries and reinsurance	20	13
Operating and employee related expenses paid	(111)	(84)
Interest paid, net of interest converted to principal	(48)	(61)
Income taxes (paid) received	4	-

Net cash provided (used) by operating activities	(424)	(78)

Cash flows from investing activities:
Purchases of available-for-sale investments	(325)	(471)
Sales of available-for-sale investments	16	620
Paydowns and maturities of available-for-sale investments	135	148
Purchases of investments at fair value	(386)	(87)
Sales, paydowns and maturities of investments at fair value	452	151
Sales, paydowns and maturities (purchases) of short-term investments, net	219	(103)
Sales, paydowns and maturities of held-to-maturity investments	8	4
Paydowns and maturities of loans	55	69
Consolidation (deconsolidation) of variable interest entities, net	(1)	-
(Payments) proceeds for derivative settlements	(8)	(31)
Collateral (to) from swap counterparty	46	23
Capital expenditures	(1)	-

Net cash provided (used) by investing activities	210	323

Cash flows from financing activities:
Proceeds from investment agreements	6	8
Principal paydowns of investment agreements	(20)	(39)
Principal paydowns of medium-term notes	(28)	(23)
Principal paydowns of variable interest entity notes	(270)	(246)
Payments for retirement of debt	-	(1)

Net cash provided (used) by financing activities	(312)	(301)

Effect of exchange rate changes on cash and cash equivalents	1	-
Net increase (decrease) in cash and cash equivalents	(525)	(56)
Cash and cash equivalents—beginning of period	1,258	990

Cash and cash equivalents—end of period	$733	$934

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$256	$164
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	41	44
Deferred acquisition costs	10	12
Unearned premium revenue	(107)	(130)
Loss and loss adjustment expense reserves	(39)	(68)
Insurance loss recoverable	23	(229)
Accrued interest payable	27	2
Accrued expenses	(63)	57
Realized (gains) losses and other settlements on insured derivatives	30	-
Unrealized (gains) losses on insured derivatives	(838)	73
Net (gains) losses on financial instruments at fair value and foreign exchange	52	(96)
Deferred income tax provision (benefit)	148	53
Interest on variable interest entities, net	18	24
Other operating	18	16

Total adjustments to net income (loss)	(680)	(242)

Net cash provided (used) by operating activities	$(424)	$(78)

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

Business Developments

National Ratings and New Business Opportunities

National’s ability to write new business and compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by major rating agencies. During the first quarter of 2014, Standard & Poor’s Financial Services LLC (“S&P”) upgraded National to a rating of AA- with a stable outlook and Moody’s Investors Services, Inc. (“Moody’s”) reaffirmed National’s rating of Baa1 with a positive outlook.

National seeks to generate shareholder value through appropriate risk adjusted pricing; however, current market conditions and the competitive landscape may limit National’s new business opportunities and its abilities to price and underwrite risk with attractive returns. Refer to “Risks and Uncertainties” below for a discussion of business risks related to National’s strategy.

MBIA Inc. Liquidity

MBIA Inc.’s liquidity resources support the Company’s corporate and asset/liability products segments. The activities of MBIA Inc. consist of holding and managing investments, servicing outstanding corporate debt instruments, servicing investment agreements and medium-term notes (“MTNs”) issued by MBIA Inc. and its subsidiary, MBIA Global Funding, LLC (“GFL”), posting collateral under financing and hedging arrangements and investment agreements, making payments and collateral postings related to interest rate swaps, and paying operating expenses. The primary sources of cash within MBIA Inc. used to meet its liquidity needs include available cash and liquid assets not subject to collateral posting requirements, scheduled principal and interest on assets held in its investment portfolio, dividends from subsidiaries and payments under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”) from subsidiaries of the Company once the payments become unrestricted.

As of March 31, 2014, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products segments, was $499 million and comprised cash and liquid assets of $443 million available for general liquidity purposes, excluding the amounts held in the Tax Escrow Account, and $56 million not pledged directly as collateral for its asset/liability products segment. As of December 31, 2013, MBIA Inc. had $359 million of cash and liquid assets comprising $307 million available for general corporate liquidity purposes, excluding the amounts held in the Tax Escrow Account, and $52 million not pledged directly as collateral for its asset/liability products segment. MBIA Inc.’s liquidity position has substantially improved during the first quarter of 2014 due to the release of $173 million from the Tax Escrow Account. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its debt obligations and its general corporate needs over time from expected subsidiary dividends and additional anticipated releases from the Tax Escrow Account.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

MBIA Corp. Strategic Initiatives

During the first quarter of 2014, the Company continued to focus on the collection of excess spread and put-back recoveries and the mitigation of MBIA Corp.’s high risk insurance exposure, primarily through terminations of insurance policies. During the three months ended March 31, 2014, MBIA Corp. commuted $3.8 billion of gross par exposure, primarily comprising structured commercial mortgage-backed securities (“CMBS”) pools, in which the referenced CMBS were originally rated single-A, commercial real estate (“CRE”) collateralized debt obligations (“CDOs”), and first-lien residential mortgage-backed securities (“RMBS”). The difference between the fair values of the Company’s derivative liabilities for the commuted policies and the aggregate cost of the commutation was reflected in earnings for the three months ended March 31, 2014. In connection with this commutation, on February 14, 2014, Moody’s placed the current rating of MBIA Corp., B3 with a positive outlook, on review for upgrade.

Risks and Uncertainties

The Company’s financial statements include estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The outcome of certain significant risks and uncertainties could cause the Company to revise its estimates and assumptions or could cause actual results to differ from the Company’s estimates. While the Company believes it continues to have sufficient capital and liquidity to meet all of its expected obligations, if one or more possible adverse outcomes were to be realized, its financial position, results of operations and cash flows, and its insurance companies’ statutory capital, could be materially and adversely affected. The discussion below highlights the significant risks and uncertainties that could have a material effect on the Company’s financial statements and business objectives in future periods.

U.S. Public Finance Market Conditions

The majority of National’s new business is expected to be in the general obligation, tax-backed and revenue bond sectors. In addition to the new issue market, there are attractive opportunities in the secondary market with respect to bonds issued in recent years which were not insured upon issuance and which currently meet National’s underwriting criteria. Nonetheless, as a result of intense competition and the diminished use of financial guarantee insurance in the municipal finance market, among other factors, there can be no assurance that National will be able to write business that generates attractive returns. Financial guarantee insurance competes in nearly all instances with the issuer’s alternative of foregoing insurance and paying a higher interest rate. If the interest savings from insurance are not greater than the cost, the issuer will generally choose to issue bonds without insurance.

Prevailing interest rate levels can affect demand for financial guarantee insurance. Higher interest rates and higher levels of issuance of new municipal debt in 2014 would present new business opportunities for National in the U.S. public finance market. Lower interest rates are typically accompanied by narrower spreads between insured and uninsured obligations. This is, in part, due to the fact that investors may choose to forego insurance to increase the yield on their investment. Therefore, the purchase of insurance during periods of relatively narrower interest rate spreads will generally provide lower cost savings to the issuer than during periods of relatively wider spreads. These lower cost savings could be accompanied by a corresponding decrease in demand for financial guarantee insurance.

National’s insured portfolio continued to perform satisfactorily on the whole, however portions of the obligations that the Company insures were issued by a few of the state and local governments and territories that remain under extreme financial and budgetary stress. In addition, a few of these local governments have filed for protection under the United States Bankruptcy Code or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. The Company monitors and analyzes each situation closely, and the overall extent and duration of this stress is uncertain.

MBIA Inc. Liquidity

While MBIA Inc.’s liquidity position improved during the first quarter of 2014 and management believes that MBIA Inc. has sufficient liquidity resources to meet all of its obligations for the foreseeable future, MBIA Inc. continues to have liquidity risk. If invested asset performance deteriorates or the flow of dividends from subsidiaries is interrupted and/or access to the capital markets is impaired, its liquidity position could be eroded over time. While the Company expects that MBIA Inc. will generate sufficient cash to satisfy its debt obligations and its general corporate needs over time from distributions from its operating subsidiaries and payments under the Tax Escrow Account from subsidiaries of the Company once the payments become unrestricted, there can be no assurance that such sources will generate sufficient cash. In addition, a failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

MBIA Corp. Recoveries and Insured Portfolio

The amount and timing of projected collections of excess spread and put-back recoverable from Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc. (collectively, “Credit Suisse”) and the potential of claims from MBIA Corp.’s remaining insured CMBS pools and second-lien RMBS are uncertain. Further, the remaining insured portfolio, aside from these exposures, could deteriorate and result in additional significant loss reserves and claim payments. Management’s expected liquidity and capital forecasts for MBIA Corp., which include expected excess spread recoveries and put-back recoveries from Credit Suisse, reflect adequate resources to pay claims when due. However, if MBIA Corp. experiences higher than expected claim payments or is unable to terminate the remaining exposures that represent substantial risk to the Company, MBIA Corp. may ultimately have insufficient resources to continue to pay claims, which could cause the New York State Department of Financial Services (“NYSDFS”) to put MBIA Corp. into a rehabilitation or liquidation proceeding. Such a proceeding could have an adverse impact on MBIA Inc. and would result in material adverse consequences for MBIA Corp., including the termination of insured credit default swaps (“CDS”) contracts for which counterparties may assert market-based claims, the acceleration of debt obligations issued by affiliates and insured by MBIA Corp., the loss of control of MBIA Corp. to a rehabilitator or liquidator, and unplanned costs. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about MBIA Corp.’s loss reserves and recoveries. Management does not believe that a rehabilitation or liquidation proceeding of MBIA Corp. by the NYSDFS will result in a rehabilitation or liquidation proceeding of MBIA UK Insurance Limited.

Note 2: Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position and results of operations. All material intercompany balances and transactions have been eliminated.

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

The results of operations for the three months ended March 31, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014. The December 31, 2013 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in the prior year’s financial statements to conform to the current presentation. Such reclassifications had no impact on total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11)

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires presentation of an unrecognized tax benefit (“UTB”) as a reduction to a deferred tax asset when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists in the same tax year and jurisdiction as the UTB. ASU 2013-11 does not affect the recognition or measurement of uncertain tax positions under “Income Taxes (Topic 740)” and does not affect any related tax disclosures. ASU 2013-11 is effective for interim and annual periods beginning January 1, 2014 with early adoption permitted. The Company previously presented any UTBs as a reduction to a deferred tax asset in accordance with ASU 2013-11 as all of its UTBs relate to the same tax years and jurisdictions in which NOLs exist, therefore, this standard did not affect the Company’s consolidated balance sheets, results of operations, or cash flows.

The Company has not adopted any other new accounting pronouncements that had a material impact on its consolidated financial statements. In addition, the Company has reviewed all recently issued, but not yet effective, accounting pronouncements and concluded the future adoption of any such pronouncements will have not have a material impact on the Company’s balance sheets, results of operations, or cash flows.

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

In the conduit segment, the Company manages and administers a conduit that invested primarily in debt securities and was funded through the issuance of VIE notes. MBIA Corp. insures the debt obligations of this conduit, and provides credit protection on certain assets held by the conduit. The conduit is a VIE and is consolidated by the Company as primary beneficiary.

Nonconsolidated VIEs

Insurance

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of March 31, 2014 and December 31, 2013, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of March 31, 2014 and December 31, 2013. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

	March 31, 2014
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$9,371	$6,516	$125	$34	$-	$29	$15	$91
Mortgage-backed residential	16,247	8,537	12	50	639	48	327	5
Mortgage-backed commercial	634	332	-	1	-	1	-	-
Consumer asset-backed	5,486	2,513	-	18	-	17	11	-
Corporate asset-backed	11,481	6,069	1	67	18	82	-	-

Total global structured finance	43,219	23,967	138	170	657	177	353	96
Global public finance	53,364	20,219	-	200	-	242	6	-

Total insurance	$96,583	$44,186	$138	$370	$657	$419	$359	$96

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) -	Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

	December 31, 2013
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$12,565	$7,693	$120	$43	$-	$37	$21	$108
Mortgage-backed residential	21,738	9,251	10	53	658	51	327	5
Mortgage-backed commercial	1,367	447	-	1	-	1	-	-
Consumer asset-backed	7,830	2,740	9	19	-	19	13	-
Corporate asset-backed	13,028	7,248	2	80	18	96	-	-

Total global structured finance	56,528	27,379	141	196	676	204	361	113
Global public finance	52,317	20,162	-	206	-	248	5	-

Total insurance	$108,845	$47,541	$141	$402	$676	$452	$366	$113

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) -	Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest, net of cessions to reinsurers, which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs.

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $5.3 billion and $5.0 billion, respectively, as of March 31, 2014, and $5.6 billion and $5.3 billion, respectively, as of December 31, 2013. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Additional VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. No additional VIEs were consolidated for the three months ended March 31, 2014, and 2013, respectively. There was an immaterial amount of net realized gains recorded for the three months ended March 31, 2014 and no realized gains or losses recorded for the three months ended March 31, 2013 related to the deconsolidation of VIEs.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

As of March 31, 2014 and December 31, 2013, the Company established loss and loss adjustment expense (“LAE”) reserves totaling $62 million and $87 million, respectively and insurance loss recoverable of $9 million and $13 million, respectively. For the three months ended March 31, 2014, losses and LAE incurred was a benefit of $14 million, primarily related to certain general obligation bonds.

Certain local governments remain under extreme financial and budgetary stress and a few have filed for protection under the United States Bankruptcy Code, or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. The Company monitors and analyzes these situations closely, however, the overall extent and duration of such events are uncertain and the filing for protection under the United States Bankruptcy Code or entering state statutory proceedings does not result in a default or indicate that an ultimate loss will occur. As of March 31, 2014 and December 31, 2013, the Company had $120.1 billion and $124.9 billion, respectively, of gross par outstanding on general obligations, of which $161 million was reflected on the Company’s “Classified List.” Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy.

Structured Finance and International

As of March 31, 2014, the majority of the structured finance and international insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP were related to insured second and first-lien RMBS transactions. These reserves and recoveries do not include estimates for policies insuring credit derivatives or losses and recoveries on financial guarantee VIEs that are eliminated in consolidation. Policies insuring credit derivative contracts are accounted for as derivatives and carried at fair value under GAAP. The fair values of insured derivative contracts are influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policies. In the absence of credit impairments on insured derivative contracts or the early termination of such contracts at a loss, the cumulative unrealized losses recorded from fair valuing these contracts should reverse before or at the maturity of the contracts.

Notwithstanding the difference in accounting under GAAP for financial guarantee policies and the Company’s insured derivatives, insured derivatives have similar terms, conditions, risks, and economic profiles to financial guarantee insurance policies, and therefore, are evaluated by the Company for loss (referred to as credit impairment herein) and LAE periodically in a manner similar to the way that loss and LAE reserves are estimated for financial guarantee insurance policies. Credit impairments represent actual payments and collections plus the present value of estimated expected future claim payments, net of recoveries. MBIA Corp.’s expected future claim payments for insured derivatives were discounted using a rate of 5.09%, the same rate it used to calculate its statutory loss reserves as of March 31, 2014. MBIA UK Insurance Limited used a rate of 2.50% to discount its expected future claim payments and statutory loss reserves. These credit impairments, calculated in accordance with statutory accounting principles (“U.S. STAT”) differ from the fair values recorded in the Company’s consolidated financial statements. The Company considers its credit impairment estimates as critical information for investors as it provides information about loss payments the Company expects to make on insured derivative contracts. As a result, the following loss and LAE process discussion includes information about loss and LAE activity recorded in accordance with GAAP for financial guarantee insurance policies and credit impairments estimated in accordance with U.S. STAT for insured derivative contracts. Refer to “Note 6: Fair Value of Financial Instruments” included herein for additional information about the Company’s insured credit derivative contracts.

RMBS Case Basis Reserves and Recoveries (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company calculated RMBS case basis reserves as of March 31, 2014 for both second and first-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model, and a commercially available model to estimate losses on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous three months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case).

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Second-lien RMBS Reserves

The Company’s second-lien RMBS case basis reserves as of March 31, 2014 relate to RMBS backed by home equity lines of credit (“HELOC”) and closed-end second mortgages (“CES”).

The Roll Rates for 30-59 day delinquent loans and 60-89 day delinquent loans are calculated on a transaction-specific basis. The Company assumes that the Roll Rate for 90+ day delinquent loans, excluding foreclosures and Real Estate Owned (“REO”) is 95%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of February 28, 2014 to estimate future losses from loans that are delinquent as of the current reporting period.

Roll Rates for loans that are current as of February 28, 2014 (“Current Roll to Loss”) are also calculated on a transaction-specific basis. A proportion of loans reported current as of February 28, 2014 is assumed to become delinquent every month, at a Current Roll to Loss rate that persists at a high level for a time and subsequently starts to decline. A key assumption in the model is the period of time in which the Company projects high levels of Current Roll to Loss to persist. The Company runs multiple scenarios, each with varying periods of time, for which the high levels of Current Roll to Loss rates persist. Loss reserves are calculated by using a weighted average of these scenarios, with the majority of the probability assigned to stressful scenarios where the high levels of Current Roll to Loss rates persist for six or twenty four months before reverting to historic levels. For example, in the base case scenario, the Company assumes that the Current Roll to Loss begins to decline immediately and continues to decline over the next six months to 25% of their levels as of February 28, 2014. If the amount of current loans which become 30-59 days delinquent is 10%, and recent performance suggests that 30% of those loans will be charged-off, the Current Roll to Loss for the transaction is 3%. In the base case, the Current Roll to Loss will then reduce linearly to 25% of its original value over the next six months (i.e., 3% will linearly reduce to 0.75% over the six months from March 2014 to August 2014). After that six-month period, the Company further reduces the Current Roll to Loss to 0% by late-2014 with the expectation that the performing seasoned loans will eventually result in loan performance reverting to lower levels of default consistent with history. In developing multiple loss scenarios, stress is applied by elongating the Current Roll to Loss rate for various periods, simulating a slower improvement in the transaction performance.

In addition, in the Company’s loss reserve models for transactions secured by HELOCs, the Company considers borrower draw and prepayment rates and factors that could affect the excess spread generated by current loans, which offsets losses and reduces payments. For HELOCs, the current three-month average draw rate is generally used to project future draws on the line. For HELOCs and transactions secured by fixed-rate CES, the Company uses historical average voluntary prepayment rates to model its loss reserves. For HELOCs, projected cash flows are also based on an assumed constant basis spread between floating rate assets and floating rate insured debt obligations (the difference between prime and London Interbank Offered Rate (“LIBOR”) interest rates, minus any applicable fees). For all transactions, cash flow models consider allocations and other structural aspects, including managed amortization periods, rapid amortization periods and claims against MBIA Corp.’s insurance policy consistent with such policy’s terms and conditions. The estimated net claims from the procedure above are then discounted using a risk-free rate to a net present value reflecting MBIA’s general obligation to pay claims over time and not on an accelerated basis. The above assumptions represent MBIA’s probability-weighted estimates of how transactions will perform over time.

As of March 31, 2014 and December 31, 2013, the Company established loss and LAE reserves totaling $109 million and $126 million, respectively, related to second-lien RMBS issues after the elimination of $38 million and $43 million, respectively, as a result of consolidating VIEs. For the three months ended March 31, 2014, the Company incurred $25 million of losses and LAE recorded in earnings related to second-lien RMBS issues after the elimination of a $12 million expense as a result of consolidating VIEs.

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

Second-lien RMBS Recoveries

The Company primarily records two types of recoveries related to insured second-lien RMBS exposures: “put-back” claims related to those mortgage loans whose inclusion in insured securitizations failed to comply with representations and warranties (“ineligible loans”) and excess spread that is generated from performing loans in the insured transactions.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Excess Spread

As of March 31, 2014 and December 31, 2013, the Company recorded estimated recoveries of $651 million and $681 million, respectively, for the reimbursement of past and future expected claims through excess spread in insured second-lien RMBS transactions. As of March 31, 2014 and December 31, 2013, $626 million and $647 million, respectively, was included in “Insurance loss recoverable” and $25 million and $34 million, respectively, was included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets.

Excess spread is generated by performing loans within insured second-lien RMBS securitizations and is the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests. The amount of excess spread depends on the future loss trends (which include future delinquency trends, average time to charge-off delinquent loans, and the availability of pool mortgage insurance), the future spread between prime and LIBOR interest rates; and borrower refinancing behavior which results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments may substantially impact the amounts collected from excess spread and caused the reduction in estimated recoveries during the first quarter of 2014.

Ineligible Mortgage Loans

To date, MBIA has settled the majority of the Company’s put-back claims, with its claims against only Credit Suisse remaining as outstanding. The settlement amounts have been consistent with the put-back recoveries previously included in the Company’s financial statements. Additional information on the status of the litigation against Credit Suisse can be found within “Note 13: Commitments and Contingencies.”

The contract claim remaining with Credit Suisse is related to the inclusion of ineligible mortgage loans in the 2007-2 Home Equity Mortgage Trust (“HEMT”) securitization. Credit Suisse has challenged the Company’s assessment of the ineligibility of individual mortgage loans and the dispute is the subject of litigation for which there is no assurance that the Company will prevail.

As of March 31, 2014 and December 31, 2013, the Company recorded estimated recoveries of $364 million and $359 million, respectively, related to second-lien RMBS put-back claims on ineligible mortgage loans, reflected in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

The Company believes that it will prevail in enforcing its contractual put-back rights against Credit Suisse. Based on the Company’s assessment of the strength of these claims, the Company believes it is entitled to collect the full amount of its incurred losses, which totaled $423 million through March 31, 2014. The Company is entitled to collect interest on amounts paid. However, uncertainty remains with respect to the ultimate outcome of the litigation with Credit Suisse, which is contemplated in the scenario based-modeling the Company utilizes. The Credit Suisse recovery scenarios are based on the amount of incurred losses measured against certain probabilities of ultimate resolution of the dispute with Credit Suisse over the inclusion of ineligible mortgage loans in the HEMT securitization. Most of the probability weight is assigned to partial recovery scenarios and are discounted using the current risk-free discount rates associated with the underlying transaction’s cash flows.

The Company frequently reviews the approach and assumptions it applies to calculate put-back recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for the Company’s assessment of the remaining unsettled recoveries related to insured Credit Suisse second-lien RMBS.

First-lien RMBS Reserves

The Company’s first-lien RMBS case basis reserves as of March 31, 2014, which primarily relate to RMBS backed by Alternative A-paper and subprime mortgage loans, were determined using the Roll Rate Methodology. The Company assumes that the Roll Rate for loans in foreclosure, REO and bankruptcy are 90%, 90% and 75%, respectively. Roll Rates for current, 30-59 day delinquent loans, 60-89 day delinquent loans and 90+ day delinquent loans are calculated on a transaction-specific basis. The Current Roll to Loss rates stay at the February 28, 2014 level for one month before declining to 25% of this level over a 24-month period.

The Company estimates future losses by utilizing three different probability-weighted scenarios: base; stress; and additional stress. The three scenarios differ in the Roll Rates to loss of 90+ day delinquent loans. In the base scenario, the Company uses deal-specific Roll Rates obtained from historic loan level Roll Rate data for 90+ day delinquent loans. In the stress scenario, the Company assumes a 90% Roll Rate for all 90+ day delinquent loans. In the additional stress scenario, the Roll Rates for each deal are an average of the deal-specific Roll Rate used in the base scenario and the 90% rate. The Roll Rates are applied to the amounts in each deal’s respective 90+ delinquency bucket based on delinquencies as of February 28, 2014 in order to estimate future losses from loans that are delinquent as of March 31, 2014.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

In calculating ultimate cumulative losses for first-lien RMBS, the Company estimates the amount of loans that are expected to be liquidated through foreclosure or short sale. The time to liquidation for a defaulted loan is specific to the loan’s delinquency bucket, with the latest three-month average loss severities generally used to start the projection for trends in loss severities at loan liquidation. The loss severities are reduced over time to account for reduction in the amount of foreclosure inventory, anticipated future increases in home prices, principal amortization of the loan and government foreclosure moratoriums.

As of March 31, 2014, the Company established loss and LAE reserves totaling $246 million related to first-lien RMBS issues. As of December 31, 2013, the Company established loss and LAE reserves totaling $241 million related to first-lien RMBS issues after the elimination of $2 million as a result of consolidating VIEs. For the three months ended March 31, 2014, the Company incurred $30 million of losses and LAE recorded in earnings related to first-lien RMBS issues after the elimination of a $2 million benefit as a result of consolidating VIEs.

ABS CDOs (Financial Guarantees and Insured Derivatives)

MBIA’s insured asset-backed securities (“ABS”) CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes but are not limited to RMBS related collateral, ABS CDOs, corporate CDOs and collateralized loan obligations). These transactions were insured as either financial guarantee insurance policies or credit derivatives with the majority currently insured in the form of financial guarantees. Since the fourth quarter of 2007, MBIA’s insured par exposure within the ABS CDO portfolio has been substantially reduced through a combination of terminations and commutations. Accordingly, as of March 31, 2014, the insured par exposure of the ABS CDO financial guarantee insurance policies and credit derivatives portfolio has declined by approximately 96% of the insured amount as of December 31, 2007.

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

As of March 31, 2014 and December 31, 2013, the Company established loss and LAE reserves totaling $120 million and $115 million, respectively, related to ABS CDO financial guarantee insurance policies after the elimination of $236 million and $226 million, respectively, as a result of consolidating VIEs. For the three months ended March 31, 2014, the Company incurred $6 million of losses and LAE recorded in earnings related to ABS CDO financial guarantee insurance policies after the elimination of a $10 million expense as a result of consolidating VIEs. In the event of further deteriorating performance of the collateral referenced or held in ABS CDO transactions, the amount of losses estimated by the Company could increase substantially.

Credit Impairments Related to Structured CMBS Pools, CRE CDOs and CRE Loan Pools (Financial Guarantees and Insured Derivatives)

MBIA’s insured CRE transactions comprise structured CMBS pools, CRE CDOs and CRE loan pools. The majority of this portfolio is accounted for as insured credit derivatives and carried at fair value in the Company’s consolidated financial statements. Refer to “Note 8: Derivative Instruments” for a further discussion of the Company’s use of derivatives and their impact on the Company’s consolidated financial statements. Since the Company’s insured credit derivatives have similar terms, conditions, risks, and economic profiles to its financial guarantee insurance policies, the Company evaluates them for impairment in the same way that it estimates loss and LAE for its financial guarantee policies. The following discussion provides information about the Company’s process for estimating credit impairments on these contracts using its statutory loss reserve methodology, determined as the present value of the probability-weighted potential future losses, net of estimated recoveries, across multiple scenarios, plus actual payments and collections.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The Company has developed the following approaches to consider the range of potential outcomes in the CRE market and their impact on MBIA. These approaches require substantial judgments about the future performance of the underlying loans:

1.	A commutation scenario that is customized by counterparty and considers historical commutation prices, the level of dialogue with the counterparty and the credit quality and payment profile of the underlying exposure.

2.	Utilize current delinquency rates and current and projected net operating income (“NOI”) and capitalization rates (“Cap Rates”) to project losses under two scenarios. These scenarios assume that property performance remains flat for the near term and then improves gradually. Additionally, certain large loans are reviewed individually so that performance and loss severity can be more accurately determined, while other loans are also reviewed for factors that may impact potential performance.

3.	A proprietary model was developed by reviewing performance data on over 80,000 securitized CRE loans originated between 1992 and 2011. The Company found property type and the debt service coverage ratio to be the most significant determinants of a loan’s average annual default probability, and developed a model based on these factors. The Company then ran Monte Carlo simulations to estimate the timing of defaults and losses at the property level by applying property type-based Cap Rates to estimate the property’s NOI.

The loss severities projected by these approaches vary widely. Actual losses will be a function of the proportion of loans in the pools that are foreclosed and liquidated and the loss severities associated with those liquidations.

For the three months ended March 31, 2014, additional credit impairments and LAE for insured derivatives on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $20 million as a result of additional delinquencies and loan level liquidations, as well as continued refinements of MBIA’s assessment of various commutation possibilities. The cumulative credit impairments and LAE on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $4.2 billion through March 31, 2014. Since 2013, the Company has been paying claims on a CMBS pool transaction that had experienced deterioration such that all remaining deductible was eliminated.

Loss and LAE Activity

Financial Guarantee Insurance Losses (Non-Derivative and Non-Consolidated VIEs)

The Company’s financial guarantee insurance losses and LAE for the three months ended March 31, 2014 are presented in the following table:

	Three Months Ended March 31, 2014
In millions	Second-lien RMBS	First-lien RMBS	Other(1)	Total
Losses and LAE related to expected payments	$7	$28	$(12)	$23
Recoveries of expected payments	18	2	8	28

Gross losses incurred	25	30	(4)	51
Reinsurance	-	-	(1)	(1)

Losses and LAE	$25	$30	$(5)	$50

(1) -	Includes ABS CDOs, CMBS, U.S. public finance and other issues.

The losses and LAE related to expected payments in the preceding table primarily related to increases in previously established reserves on insured first-lien RMBS transactions. The recoveries of expected payments primarily related to decreases in excess spread within the insured second-lien RMBS securitizations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of March 31, 2014:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	208	16	5	193	422
Number of issues(1)	30	12	4	140	186
Remaining weighted average contract period (in years)	11.6	4.6	11.3	8.7	9.8
Gross insured contractual payments outstanding:(2)
Principal	$7,585	$1,008	$40	$7,399	$16,032
Interest	5,356	229	23	3,942	9,550

Total	$12,941	$1,237	$63	$11,341	$25,582

Gross Claim Liability	$-	$-	$-	$1,166	$1,166
Less:
Gross Potential Recoveries	-	-	-	1,006	1,006
Discount, net(3)	-	-	-	217	217

Net claim liability (recoverable)	$-	$-	$-	$(57)	$(57)

Unearned premium revenue	$137	$18	$-	$89	$244

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2013:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	83	19	5	192	299
Number of issues(1)	26	14	4	136	180
Remaining weighted average contract period (in years)	11.0	4.9	11.5	9.5	9.7
Gross insured contractual payments outstanding:(2)
Principal	$5,290	$1,073	$40	$7,861	$14,264
Interest	3,829	253	24	4,526	8,632

Total	$9,119	$1,326	$64	$12,387	$22,896

Gross Claim Liability	$-	$-	$-	$1,235	$1,235
Less:
Gross Potential Recoveries	-	-	-	1,085	1,085
Discount, net(3)	-	-	-	205	205

Net claim liability (recoverable)	$-	$-	$-	$(55)	$(55)

Unearned premium revenue	$112	$19	$-	$96	$227

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The gross claim liability in the preceding tables represents the Company’s estimate of undiscounted probability-weighted future claim payments. As of March 31, 2014 and December 31, 2013, the gross claim liability primarily related to insured first and second-lien RMBS issues, ABS CDOs and an international road transaction.

The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments. As of March 31, 2014, the gross potential recoveries principally related to insured second-lien RMBS issues. As of December 31, 2013, the gross potential recoveries principally related to insured second-lien RMBS and U.S. public finance issues. The Company’s recoveries have been, and remain based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, it is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

The following table presents the components of the Company’s loss and LAE reserves and insurance loss recoverable as reported on the Company’s consolidated balance sheets as of March 31, 2014 and December 31, 2013 for insured obligations within MBIA’s “Classified List.” The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

In millions	As of March 31, 2014	As of December 31, 2013
Loss reserves (claim liability)	$555	$580
LAE reserves	47	61

Loss and LAE reserves	$602	$641

Insurance claim loss recoverable	$(671)	$(694)
LAE insurance loss recoverable	-	-

Insurance loss recoverable	$(671)	$(694)

Reinsurance recoverable on unpaid losses	$7	$7
Reinsurance recoverable on unpaid LAE reserves	-	1

Reinsurance recoverable on paid and unpaid losses	$7	$8

As of March 31, 2014, loss and LAE reserves include $784 million of reserves for expected future payments offset by expected recoveries of such future payments of $182 million. As of December 31, 2013, loss and LAE reserves included $847 million of reserves for expected future payments offset by expected recoveries of such future payments of $206 million. As of March 31, 2014 and December 31, 2013, the insurance loss recoverable primarily related to expected future recoveries on second-lien RMBS transactions resulting from excess spread generated by performing loans in such transactions.

The decrease in insurance loss recoverable was primarily due to decreases in excess spread within insured second-lien RMBS securitizations.

The following table presents the amounts of the Company’s second-lien RMBS exposure, gross undiscounted claim liability and potential recoveries related to non-consolidated VIEs and consolidated VIEs, included in the Company’s “Classified List,” as of March 31, 2014:

Second-lien RMBS Exposure		Outstanding		Gross Undiscounted
$ in billions	Issues	Gross Principal	Gross Interest	Claim Liability	Potential Recoveries
Non-consolidated VIEs	24	$3.3	$1.2	$0.1	$0.7
Consolidated VIEs	11	$1.7	$0.6	$0.1	$0.6

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table presents changes in the Company’s loss and LAE reserves for the three months ended March 31, 2014. Changes in the loss and LAE reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of March 31, 2014, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 2.12%. LAE reserves are expected to be settled within a one-year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Three Months Ended March 31, 2014
Gross Loss and LAE Reserves as of December 31, 2013	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(1)	Gross Loss and LAE Reserves as of March 31, 2014
$641	$(66)	$4	$20	$20	$-	$(14)	$(3)	$602

(1) -	Primarily changes in amount and timing of payments.

The decrease in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily related to loss payments and changes in LAE reserves associated with issues outstanding as of December 31, 2013. These were partially offset by increases in reserves due to changes in discount rate and changes in assumptions on insured first and second-lien RMBS issues outstanding as of December 31, 2013.

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following tables present changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the three months ended March 31, 2014. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Three Months Ended March 31, 2014
In millions	As of December 31, 2013	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)	As of March 31, 2014
Insurance loss recoverable	$694	$(17)	$4	$6	$(7)	$-	$(9)	$671
Recoveries on unpaid losses	206	-	1	7	(32)	-	-	182

Total	$900	$(17)	$5	$13	$(39)	$-	$(9)	$853

(1)	Primarily changes in amount and timing of collections.

The decrease in the Company’s insurance loss recoverable and recoveries on unpaid losses during 2014 was primarily due to changes in assumptions associated with insured first and second-lien RMBS and U.S. public finance issues and collections associated with issues outstanding as of December 31, 2013.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Costs associated with remediating insured obligations assigned to the Company’s “Caution List—Low,” “Caution List—Medium,” “Caution List—High” and “Classified List” are recorded as LAE. LAE is primarily recorded as part of the Company’s provision for its loss reserves and included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. The following table presents the gross expenses related to remedial actions for insured obligations. Gross expenses related to remediating insured obligations decreased for the three months ended March 31, 2014 compared with the same period of 2013 due to lower litigation expenses as a result of settlements.

	Three Months Ended March 31,
In millions	2014	2013
Loss adjustment expense incurred, gross	$4	$18

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Financial Assets (excluding derivative assets)

Financial assets, excluding derivative assets, held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company believes a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, the Company will obtain a price from another third-party provider, such as a broker, or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of March 31, 2014 or December 31, 2013. All challenges to third-party prices are reviewed by staff of the Company with relevant expertise to ensure reasonableness of assumptions.

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

Derivative Liabilities

The Company’s derivative liabilities are primarily insured credit derivatives that reference structured pools of cash securities and CDSs. The Company generally insured the most senior liabilities of such transactions, and at the inception of transactions its exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies. The types of collateral underlying its insured derivatives consist of cash securities and CDSs referencing primarily corporate obligations, ABS, RMBS, CMBS, CRE loans, and CDOs.

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

Fixed-Maturity Securities (including short-term investments) Held as Available-For-Sale, Investments Carried at Fair Value, Investments Pledged as Collateral, Investments Held-to-Maturity, and Other Investments

These investments include investments in U.S. Treasury and government agencies, foreign governments, corporate obligations, mortgage-backed securities (“MBS”) and ABS (including CMBS and CDOs), state and municipal bonds and perpetual debt and equity securities (including money market mutual funds).

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

Investments based on quoted market prices of identical investments in active markets are classified as Level 1 of the fair value hierarchy. Level 1 investments generally consist of U.S. Treasury and government agency, foreign government and money market investments. Quoted market prices of investments in less active markets, as well as investments which are valued based on other than quoted prices for which the inputs are observable, such as interest rate yield curves, are categorized in Level 2 of the fair value hierarchy. Investments that contain significant inputs that are not observable are categorized as Level 3.

Cash and Cash Equivalents, Receivable for Investments Sold, Net Cash Collateral Pledged to Swap Counterparties, Payable for Investments Purchased and Accrued Investment Income

The carrying amounts of cash and cash equivalents, receivable for investments sold, net cash collateral pledged to swap counterparties, payable for investments purchased, and accrued investment income approximate fair values due to the short-term nature and credit worthiness of these instruments. These items are categorized in Level 1 or Level 2 of the fair value hierarchy.

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

Variable Interest Entity Derivatives

The VIEs have entered into derivative transactions consisting of cross currency swaps and interest rate caps. Fair values of over-the-counter (“OTC”) derivatives are determined using valuation models based on observable and/or unobservable inputs. These observable and market-based inputs include interest rates and volatilities. These derivatives are categorized in Level 2 or Level 3 of the fair value hierarchy based on the input that is significant to the fair value measurement in its entirety.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The Company has policies and procedures in place regarding counterparties, including review and approval of the counterparty and the Company’s exposure limit, collateral posting requirements, collateral monitoring and margin calls on collateral. The Company manages counterparty credit risk on an individual counterparty basis through master netting arrangements covering derivative transactions in the asset/liability products segment as of March 31, 2014. These agreements allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either the Company or the counterparty is downgraded below a specified credit rating. The netting agreements minimize the potential for losses related to credit exposure and thus serve to mitigate the Company’s nonperformance risk under these derivatives.

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

Approximately 92% of the balance sheet fair value of insured credit derivatives as of March 31, 2014 was valued based on the Binomial Expansion Technique (“BET”) Model. Approximately 8% of the balance sheet fair value of insured credit derivatives as of March 31, 2014 was valued based on the internally developed Direct Price Model and the Dual Default model. The valuation of insured derivatives includes the impact of its credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as their fair value is derived using significant unobservable inputs.

The Company has also entered into a derivative contract as a result of a commutation. The fair value of the derivative is determined using a discounted cash flow model. Key inputs include unobservable cash flows projected over the expected term of the derivative, discounted using observable discount rates and CDS spreads.

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

There were some transactions where the Company incorporated multiple levels within the hierarchy, including using actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. As of March 31, 2014, sector-specific spreads were used in 5% of the transactions valued using the BET Model. Corporate spreads were used in 53% of the transactions and spreads benchmarked from the most relevant spread source were used for 42% of the transactions. The spread source can also be identified by whether or not it is based on collateral weighted average rating factor (“WARF”). No collateral-specific spreads are based on WARF. Sector-specific spreads, corporate spreads and some benchmarked spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spreads were used for 73% of the transactions.

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

d. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates MBIA Corp.’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET Model at discount rates which include MBIA Corp.’s CDS spreads as of March 31, 2014. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than MBIA Corp.’s recovery derivative price multiplied by the unadjusted derivative liability.

Overall Model Results

As of March 31, 2014 and December 31, 2013, the Company’s net insured CDS derivative liability was $309 million and $1.2 billion, respectively, based on the results of the aforementioned models. A significant driver of changes in fair value is MBIA Corp.’s nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $94 million and $394 million lower than the net liability that would have been estimated if MBIA Corp. excluded nonperformance risk in its valuation as of March 31, 2014 and December 31, 2013, respectively. Nonperformance risk is a fair value concept and does not contradict MBIA Corp.’s internal view, based on fundamental credit analysis of MBIA Corp.’s economic condition, that MBIA Corp. will be able to pay all claims when due.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013. These tables exclude inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations.

In millions	Fair Value as of March 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,557	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 14% (3%)
Loan repurchase commitments	364	Discounted cash flow	Recovery rates(1)
			Breach rates(1)
Liabilities of consolidated VIEs:
Variable interest entity notes	812	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 31% (14%)
Credit derivative liabilities, net:
CMBS	282	BET Model	Recovery rates	25% - 90% (74%)
			Nonperformance risk	5% - 23% (20%)
			Weighted average life (in years)	0.9 - 3.3 (2.9)
			CMBS spreads	0% - 32% (10%)
Multi-sector CDO	12	Direct Price Model	Nonperformance risk	55% - 55% (55%)
Other	15	BET Model and Dual Default	Recovery rates	42% - 45% (45%)
			Nonperformance risk	10% - 51% (37%)
			Weighted average life (in years)	0.2 - 8.5 (2.2)
Other derivative liabilities	31	Discounted cash flow	Cash flows	$0 - $83 ($42)(2)

(1) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(2) -	Midpoint of cash flows are used for the weighted average.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,612	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 17% (3%)
Loan repurchase commitments	359	Discounted cash flow	Recovery rates(1)
			Breach rates(1)
Liabilities of consolidated VIEs:
Variable interest entity notes	940	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 25% (12%)
Credit derivative liabilities, net:
CMBS	1,050	BET Model	Recovery rates	25% - 90% (60%)
			Nonperformance risk	8% - 57% (25%)
			Weighted average life (in years)	1.1 - 28.0 (3.3)
			CMBS spreads	1% - 29% (13%)
Multi-sector CDO	12	Direct Price Model	Nonperformance risk	57% - 57% (57%)
Other	85	BET Model and Dual Default	Recovery rates	42% - 90% (45%)
			Nonperformance risk	13% - 54% (25%)
			Weighted average life (in years)	0.2 - 8.7 (2.3)

(1) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

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

The significant unobservable inputs used in the fair value measurement of MBIA Corp.’s other credit derivatives, which are valued using the BET Model and Dual Default, are recovery rates, nonperformance risk and weighted average life. The recovery rate represents the percentage of notional expected to be recovered after an asset defaults, indicating the severity of a potential loss. The nonperformance risk is an assumption of MBIA Corp.’s own ability to pay and whether MBIA Corp. will have the necessary resources to pay the obligations as they come due. Weighted average life is based on MBIA Corp.’s estimate of when the principal of the underlying collateral will be repaid. A significant increase in weighted average life can result in an increase or decrease in the fair value of the derivative liability, depending on the discount rate and the timing of significant losses. Any significant increase or decrease in recovery rates or MBIA Corp.’s nonperformance risk would result in a decrease or increase in the fair value of the derivative liabilities, respectively. Recovery rates, nonperformance risk and weighted average lives are determined independently. Changes in one input will not necessarily have any impact on the other inputs.

The significant unobservable input used in the fair value measurement of MBIA Corp.’s other derivatives, which are valued using a discounted cash flow model, is the estimates of future cash flows discounted using market rates and CDS spreads. Any significant increase or decrease in future cash flows would result in an increase or decrease in the fair value of the derivative liability, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using					Balance as of March 31, 2014
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$462	$109	$-		$-	$571
State and municipal bonds	-	1,821	62	(1)	-	1,883
Foreign governments	187	78	7	(1)	-	272
Corporate obligations	-	1,972	30	(1)	-	2,002
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,125	29	(1)	-	1,154
Residential mortgage-backed non-agency	-	85	-		-	85
Commercial mortgage-backed	-	27	14	(1)	-	41
Asset-backed securities:
Collateralized debt obligations	-	39	115	(1)	-	154
Other asset-backed	-	140	85	(1)	-	225

Total fixed-maturity investments	649	5,396	342		-	6,387
Money market securities	579	-	-		-	579
Perpetual debt and equity securities	29	11	15	(1)	-	55
Cash and cash equivalents	679	-	-		-	679
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	58	-		(54)	4

Total derivative assets	-	58	-		(54)	4

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of March 31, 2014
Assets of consolidated VIEs:
Corporate obligations	-	24	64	(1)	-	88
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	208	5	(1)	-	213
Commercial mortgage-backed	-	94	3	(1)	-	97
Asset-backed securities:
Collateralized debt obligations	-	14	14	(1)	-	28
Other asset-backed	-	36	42	(1)	-	78
Money market securities	35	-	-		-	35
Cash	54	-	-		-	54
Loans receivable	-	-	1,557		-	1,557
Loan repurchase commitments	-	-	364		-	364

Total assets	$2,025	$5,841	$2,406		$(54)	$10,218

Liabilities:
Medium-term notes	$-	$-	$215	(1)	$-	$215
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	4	309		-	313
Non-insured derivatives:
Interest rate derivatives	-	190	-		(153)	37
Other	-	-	31		-	31
Other liabilities:
Warrants	-	76	-		-	76
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,382	812		-	2,194
Derivative liabilities:
Currency derivatives	-	-	5	(1)	-	5

Total liabilities	$-	$1,652	$1,372		$(153)	$2,871

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2013
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$397	$156	$-		$-	$553
State and municipal bonds	-	1,765	19	(1)	-	1,784
Foreign governments	112	65	12	(1)	-	189
Corporate obligations	-	1,776	48	(1)	-	1,824
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,173	-		-	1,173
Residential mortgage-backed non-agency	-	86	6	(1)	-	92
Commercial mortgage-backed	-	25	14	(1)	-	39
Asset-backed securities:
Collateralized debt obligations	-	72	82	(1)	-	154
Other asset-backed	-	130	58	(1)	-	188

Total fixed-maturity investments	509	5,248	239		-	5,996
Money market securities	783	-	-		-	783
Perpetual debt and equity securities	27	13	11	(1)	-	51
Cash and cash equivalents	1,161	-	-		-	1,161
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	46	-		(42)	4

Total derivative assets	-	46	-		(42)	4

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2013
Assets of consolidated VIEs:
Corporate obligations	-	41	48	(1)	-	89
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	255	4	(1)	-	259
Commercial mortgage-backed	-	102	3	(1)	-	105
Asset-backed securities:
Collateralized debt obligations	-	14	22	(1)	-	36
Other asset-backed	-	44	54	(1)	-	98
Money market securities	136	-	-		-	136
Cash	97	-	-		-	97
Loans receivable	-	-	1,612		-	1,612
Loan repurchase commitments	-	-	359		-	359

Total assets	$2,713	$5,763	$2,352		$(42)	$10,786

Liabilities:
Medium-term notes	$-	$-	$203	(1)	$-	$203
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	5	1,147		-	1,152
Non-insured derivatives:
Interest rate derivatives	-	165	-		(165)	-
Other liabilities:
Warrants	-	59	-		-	59
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,416	940		-	2,356
Derivative liabilities:
Currency derivatives	-	-	11	(1)	-	11

Total liabilities	$-	$1,645	$2,301		$(165)	$3,781

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

Level 3 assets at fair value as of March 31, 2014 and December 31, 2013 represented approximately 24% and 22%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of March 31, 2014 and December 31, 2013 represented approximately 48% and 61%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of March 31, 2014	Carry Value Balance as of March 31, 2014
Assets:
Other investments	$-	$-	$4	$4	$4
Accrued investment income(1)	-	49	-	49	49
Receivable for investments sold(1)	-	30	-	30	30
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,695	2,695	2,793

Total assets	$-	$79	$2,699	$2,778	$2,876

Liabilities:
Investment agreements	$-	$-	$821	$821	$689
Medium-term notes	-	-	952	952	1,203
Long-term debt	-	1,530	-	1,530	1,731
Payable for investments purchased(2)	-	62	-	62	62
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	2,719	2,719	2,818

Total liabilities	$-	$1,592	$4,492	$6,084	$6,503

Financial Guarantees:
Gross	$-	$-	$3,739	$3,739	$2,268
Ceded	-	-	95	95	74

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2013	Carry Value Balance as of December 31, 2013
Assets:
Other investments	$-	$-	$4	$4	$5
Accrued investment income(1)	-	52	-	52	52
Receivable for investments sold(1)	-	22	-	22	22
Net cash collateral pledged(1)	24	-	-	24	24
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,651	2,651	2,801

Total assets	$24	$74	$2,655	$2,753	$2,904

Liabilities:
Investment agreements	$-	$-	$814	$814	$700
Medium-term notes	-	-	927	927	1,224
Long-term debt	-	1,412	-	1,412	1,702
Payable for investments purchased(2)	-	31	-	31	31
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	2,751	2,751	2,930

Total liabilities	$-	$1,443	$4,492	$5,935	$6,587

Financial Guarantees:
Gross	$-	$-	$2,843	$2,843	$2,388
Ceded	-	-	71	71	76

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2014 and 2013:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2014

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2014
Assets:
Foreign governments	$12	$-	$-	$-	$-	$-	$-	$(5)	$-	$-	$-	$7	$-
Corporate obligations	48	(1)	1	(1)	-	-	-	(1)	(19)	3	-	30	-
Residential mortgage-backed agency	-	-	-	-	-	-	-	-	-	29	-	29	-
Residential mortgage- backed non-agency	6	-	-	(1)	-	-	-	-	-	-	(5)	-	-
Commercial mortgage-backed	14	-	-	-	-	-	-	(1)	-	1	-	14	-
Collateralized debt obligations	82	-	-	3	-	5	-	(2)	-	33	(6)	115	-
Other asset-backed	58	-	-	5	-	-	-	(2)	-	24	-	85	-
State and municipal bonds	19	-	-	-	-	-	-	(1)	-	44	-	62	-
Perpetual debt and equity securities	11	-	-	-	-	-	-	-	-	4	-	15	-
Assets of consolidated VIEs:
Corporate obligations	48	-	-	-	-	-	-	(1)	-	17	-	64	1
Residential mortgage-backed non-agency	4	-	-	-	-	-	-	-	-	1	-	5	-
Commercial mortgage-backed	3	-	-	-	-	-	-	-	-	-	-	3	-
Collateralized debt obligations	22	-	(3)	-	-	-	-	(2)	-	-	(3)	14	(1)
Other asset-backed	54	-	(12)	-	-	-	-	(4)	-	4	-	42	-
Loans receivable	1,612	-	(1)	-	-	-	-	(54)	-	-	-	1,557	(1)
Loan repurchase commitments	359	-	5	-	-	-	-	-	-	-	-	364	5

Total assets	$2,352	$(1)	$(10)	$6	$-	$5	$-	$(73)	$(19)	$160	$(14)	$2,406	$4

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2014
Liabilities:
Medium-term notes	$203	$-	$12	$-	$-	$-	$-	$-	$-	$-	$-	$215	$12
Credit derivatives, net	1,147	339	(838)	-	-	-	-	(339)	-	-	-	309	(30)
Other derivatives	-	30	1	-	-	-	-	-	-	-	-	31	1
Liabilities of consolidated VIEs:
VIE notes	940	-	18	-	-	-	-	(105)	(41)	-	-	812	16
Currency derivatives, net	11	-	(6)	-	-	-	-	-	-	-	-	5	(6)

Total liabilities	$2,301	$369	$(813)	$-	$-	$-	$-	$(444)	$(41)	$-	$-	$1,372	$(7)

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2013

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2013
Assets:
Foreign governments	$3	$-	$-	$-	$-	$-	$-	$-	$-	$8	$(3)	$8	$-
Corporate obligations	76	2	4	1	(2)	-	-	(1)	(23)	-	-	57	4
Residential mortgage-backed non-agency	4	-	-	-	-	-	-	(3)	-	-	-	1	-
Commercial mortgage-backed	28	-	-	4	-	-	-	-	(19)	1	(1)	13	-
Collateralized debt obligations	31	(1)	-	3	-	-	-	(4)	-	9	(1)	37	-
Other asset-backed	26	-	-	1	-	-	-	(2)	-	42	-	67	-
State and municipal bonds	103	2	-	-	-	-	-	(1)	(13)	-	(68)	23	-
Perpetual debt and equity securities	14	-	-	-	(1)	-	-	-	-	-	(3)	10	-
Assets of consolidated VIEs:
Corporate obligations	78	-	(2)	-	-	-	-	-	-	3	-	79	-
Residential mortgage- backed non-agency	6	-	6	-	-	-	-	(6)	-	1	(1)	6	1
Commercial mortgage-backed	7	-	1	-	-	-	-	-	-	20	-	28	1
Collateralized debt obligations	125	-	(8)	-	-	-	-	-	-	1	(1)	117	(4)
Other asset-backed	64	-	(14)	-	-	-	-	(3)	-	-	-	47	(9)
Loans receivable	1,881	-	8	-	-	-	-	(70)	-	-	-	1,819	8
Loan repurchase commitments	1,086	-	90	-	-	-	-	-	-	-	-	1,176	90

Total assets	$3,532	$3	$85	$9	$(3)	$-	$-	$(90)	$(55)	$85	$(78)	$3,488	$91

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2013
Liabilities:
Medium-term notes	$165	$-	$21	$-	$(5)	$-	$-	$-	$-	$-	$-	$181	$16
Credit derivatives, net	2,921	1	73	-	-	-	-	(1)	-	-	-	2,994	131
Interest rate derivatives, net	(1)	-	1	-	(1)	-	-	-	-	-	-	(1)	-
Currency derivatives, net	1	-	1	-	(1)	-	-	-	-	-	-	1	-
Liabilities of consolidated VIEs:
VIE notes	1,932	-	122	-	-	-	-	(153)	-	-	-	1,901	122
Currency derivatives, net	21	-	(1)	-	3	-	-	-	-	-	-	23	2

Total liabilities	$5,039	$1	$217	$-	$(4)	$-	$-	$(154)	$-	$-	$-	$5,099	$271

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $160 million and $14 million, respectively, for the three months ended March 31, 2014. Transfers into and out of Level 2 were $14 million and $160 million, respectively, for the three months ended March 31, 2014. Transfers into Level 3 were principally related to state and municipal bonds, CDOs, RMBS agency, other ABS and corporate obligations, where inputs, which are significant to their valuation, became unobservable during the quarter. CDOs and RMBS non-agency, comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

Transfers into and out of Level 3 were $85 million and $78 million, respectively, for the three months ended March 31, 2013. Transfers into and out of Level 2 were $78 million and $85 million, respectively, for the three months ended March 31, 2013. Transfers into Level 3 were principally related to other ABS, CMBS and CDOs where inputs, which are significant to their valuation, became unobservable during the quarter. State and municipal bonds comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended March 31, 2014 and 2013 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2014	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2013
Revenues:
Unrealized gains (losses) on insured derivatives	$838	$30	$(73)	$(131)
Realized gains (losses) and other settlements on insured derivatives	(369)	-	(1)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(13)	(13)	(16)	(12)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(23)	(6)	(40)	(37)

Total	$433	$11	$(130)	$(180)

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the three months ended March 31, 2014, and 2013 for financial instruments for which the fair value option was elected:

	Three Months Ended March 31,
In millions	2014		2013
Investments carried at fair value	$1	(1)	$4	(1)
Fixed-maturity securities held at fair value- VIE	(38)	(2)	18	(2)
Loans receivable at fair value:
Residential mortgage loans	(56)	(2)	(74)	(2)
Other loans	-	(2)	13	(2)
Loan repurchase commitments	5	(2)	90	(2)
Medium-term notes	(12)	(1)	(16)	(1)
Variable interest entity notes	121	(2)	81	(2)

(1) -	Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2) -	Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2014 and December 31, 2013 for loans and notes for which the fair value option was elected:

	As of March 31, 2014			As of December 31, 2013
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$1,772	$1,514	$258	$1,846	$1,562	$284
Residential mortgage loans (90 days or more past due)	237	43	194	231	50	181

Total loans receivable at fair value	$2,009	$1,557	$452	$2,077	$1,612	$465
Variable interest entity notes	$2,859	$2,194	$665	$3,787	$2,356	$1,431
Medium-term notes	$275	$215	$60	$276	$203	$73

Substantially all gains and losses included in earnings during the periods ended March 31, 2014 and 2013 on loans receivable and VIE notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the VIE notes, resulting in depressed pricing of the financial instruments.

Note 7: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM. Other invested assets designated as AFS are primarily comprised of money market funds.

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and other-than-temporary impairments (“OTTI”) for AFS and HTM investments in the Company’s consolidated investment portfolio as of March 31, 2014 and December 31, 2013:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	March 31, 2014
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$537	$24	$(7)	$554	$-
State and municipal bonds	1,860	49	(32)	1,877	-
Foreign governments	266	6	-	272	-
Corporate obligations	1,863	33	(34)	1,862	-
Mortgage-backed securities:
Residential mortgage-backed agency	1,138	10	(22)	1,126	-
Residential mortgage-backed non-agency	72	12	(4)	80	4
Commercial mortgage-backed	38	1	(1)	38	-
Asset-backed securities:
Collateralized debt obligations	202	4	(55)	151	(11)
Other asset-backed	217	5	(12)	210	-

Total fixed-maturity investments	6,193	144	(167)	6,170	(7)
Money market securities	576	-	-	576	-
Perpetual debt and equity securities	11	1	-	12	-
Assets of consolidated VIEs:
Money market securities	35	-	-	35	-

Total AFS investments	$6,815	$145	$(167)	$6,793	$(7)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$2,793	$57	$(155)	$2,695	$-

Total HTM investments	$2,793	$57	$(155)	$2,695	$-

(1) -	Represents unrealized gains or losses on other than temporarily impaired securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	December 31, 2013
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$528	$16	$(9)	$535	$-
State and municipal bonds	1,831	22	(73)	1,780	-
Foreign governments	184	5	-	189	-
Corporate obligations	1,682	24	(38)	1,668	-
Mortgage-backed securities:
Residential mortgage-backed agency	1,167	10	(31)	1,146	-
Residential mortgage-backed non-agency	79	13	(5)	87	4
Commercial mortgage-backed	34	1	(1)	34	-
Asset-backed securities:
Collateralized debt obligations	205	3	(57)	151	(14)
Other asset-backed	187	2	(15)	174	-

Total fixed-maturity investments	5,897	96	(229)	5,764	(10)
Money market securities	781	-	-	781	-
Perpetual debt and equity securities	10	1	-	11	-
Assets of consolidated VIEs:
Money market securities	136	-	-	136	-

Total AFS investments	$6,824	$97	$(229)	$6,692	$(10)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$2,801	$31	$(181)	$2,651	$-

Total HTM investments	$2,801	$31	$(181)	$2,651	$-

(1) -	Represents unrealized gains or losses on other than temporarily impaired securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of March 31, 2014. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$664	$665	$-	$-
Due after one year through five years	1,259	1,280	-	-
Due after five years through ten years	919	923	-	-
Due after ten years	1,684	1,697	2,793	2,695
Mortgage-backed and asset-backed	1,667	1,605	-	-

Total fixed-maturity investments	$6,193	$6,170	$2,793	$2,695

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of March 31, 2014 and December 31, 2013 was $11 million and $10 million, respectively. These deposits are required to comply with state insurance laws.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Substantially all of the obligations under investment agreements require the Company to pledge securities as collateral. Securities pledged in connection with investment agreement and derivative activities may not be repledged by the investment agreement or derivative counterparty. As of March 31, 2014 and December 31, 2013, the fair value of securities pledged as collateral for these investment agreements and derivative transactions approximated $757 million and $735 million, respectively. The Company’s collateral as of March 31, 2014 consisted principally of RMBS and U.S. Treasury and government agency bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements in the amount of $12 million and $22 million as of March 31, 2014 and December 31, 2013, respectively.

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$261	$(7)	$1	$-	$262	$(7)
State and municipal bonds	639	(26)	54	(6)	693	(32)
Foreign governments	110	-	-	-	110	-
Corporate obligations	812	(29)	85	(5)	897	(34)
Mortgage-backed securities:
Residential mortgage-backed agency	592	(13)	193	(9)	785	(22)
Residential mortgage-backed non-agency	5	-	22	(4)	27	(4)
Commercial mortgage-backed	14	(1)	2	-	16	(1)
Asset-backed securities:
Collateralized debt obligations	2	-	127	(55)	129	(55)
Other asset-backed	20	-	50	(12)	70	(12)

Total fixed-maturity investments	2,455	(76)	534	(91)	2,989	(167)
Perpetual debt and equity securities	2	-	-	-	2	-

Total AFS investments	$2,457	$(76)	$534	$(91)	$2,991	$(167)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$-	$-	$420	$(155)	$420	$(155)

Total HTM investments	$-	$-	$420	$(155)	$420	$(155)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$269	$(9)	$1	$-	$270	$(9)
State and municipal bonds	1,112	(65)	49	(8)	1,161	(73)
Foreign governments	36	-	-	-	36	-
Corporate obligations	788	(30)	82	(8)	870	(38)
Mortgage-backed securities:
Residential mortgage-backed agency	713	(23)	144	(8)	857	(31)
Residential mortgage-backed non-agency	17	-	22	(5)	39	(5)
Commercial mortgage-backed	11	(1)	-	-	11	(1)
Asset-backed securities:
Collateralized debt obligations	6	-	124	(57)	130	(57)
Other asset-backed	21	-	57	(15)	78	(15)

Total fixed-maturity investments	2,973	(128)	479	(101)	3,452	(229)
Perpetual debt and equity securities	5	-	-	-	5	-

Total AFS investments	$2,978	$(128)	$479	$(101)	$3,457	$(229)

HTM Investments
Assets of consolidated VIEs: Corporate obligations	$-	$-	$1,244	$(181)	$1,244	$(181)

Total HTM investments	$-	$-	$1,244	$(181)	$1,244	$(181)

Gross unrealized losses on AFS securities decreased as of March 31, 2014 compared with December 31, 2013 primarily due to market price appreciation caused by declining interest rates. Gross unrealized losses on HTM securities decreased as of March 31, 2014 compared with December 31, 2013 primarily due to market price appreciation caused by shrinking credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of March 31, 2014 and December 31, 2013 was 16 and 18 years, respectively. As of March 31, 2014 and December 31, 2013, there were 83 and 77 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which the fair values of 48 and 50 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer by percentage of fair value below book value by more than 5% as of March 31, 2014:

	AFS Securities			HTM Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	25	$263	$245	-	$-	$-
> 15% to 25%	11	105	83	-	-	-
> 25% to 50%	4	21	15	1	575	420
> 50%	7	49	8	-	-	-

Total	47	$438	$351	1	$575	$420

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of ABS, MBS and corporate obligations included in the Company’s consolidated AFS investment portfolio as of March 31, 2014 for which fair value was less than amortized cost. The credit ratings are based on ratings from Moody’s as of March 31, 2014 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Asset Type	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS	$16	$-	$61	$(3)	$2	$-	$-	$-	$118	$(63)	$2	$(1)	$199	$(67)
MBS	787	(22)	9	-	2	-	6	-	9	(1)	15	(4)	828	(27)
Corporate obligations	281	-	187	(6)	259	(7)	45	(3)	15	-	110	(18)	897	(34)

Total	$1,084	$(22)	$257	$(9)	$263	$(7)	$51	$(3)	$142	$(64)	$127	$(23)	$1,924	$(128)

The total ABS, MBS and corporate obligations reported in the preceding table include those which are guaranteed by financial guarantors. In addition, the following table presents information on ABS, MBS and corporate obligations guaranteed by the Company and third-party financial guarantors.

			Insured Securities Rated Below Investment Grade without the Effect of Guarantee
	Average Credit Rating with the Effect of Guarantee	Average Credit Rating without the Effect of Guarantee	(in millions)
Asset Type			Fair Value	Percentage
ABS	Below Investment Grade	Below Investment Grade	$90	61%
MBS	Below Investment Grade	Below Investment Grade	7	100%
Corporate obligations	Baa	Baa	-	- %

Refer to the table in the “Determination of Credit Loss Guaranteed by the Company and Other Third-Party Guarantors” section within the OTTI section of this note for information on the insured securities included in the table above.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of March 31, 2014 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

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

Determination of Credit Loss Guaranteed by the Company and Other Third-Party Guarantors

The Company does not record OTTI related to credit concerns about issuers of securities insured by MBIA Corp. and National since investors in these securities, including MBIA, are guaranteed payment of principal and interest when due by MBIA. Securities insured by the Company, whether or not owned by the Company, are evaluated for impairment as part of its insurance surveillance process and, therefore, losses on securities insured by the Company are recorded in accordance with its loss reserving policy. Refer to “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for information about the Company’s loss reserving policy and “Note 5: Loss and Loss Adjustment Expense Reserves” for information about loss reserves.

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

The following table provides information about securities held by the Company as of March 31, 2014 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve(2)
Asset-backed:
MBIA(1)	$139	$(54)	$18
Other	8	(2)	-

Total asset-backed	147	(56)	18
Mortgage-backed:
MBIA(1)	5	-	-
Other	2	-	-

Total mortgage-backed	7	-	-
Corporate obligations:
Other	6	(1)	-

Total corporate obligations	6	(1)	-
Other:
MBIA(1)	64	(6)	-

Total other	64	(6)	-

Total	$224	$(63)	$18

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Credit Loss Rollforward

The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in accumulated other comprehensive income (“AOCI”). For these impairments, the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future discounted cash flows prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts.

In millions	Three Months Ended March 31,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2014	2013
Beginning balance	$175	$197
Reductions for credit loss impairments previously recognized on securities sold during the period	(1)	(2)
Reductions for increases in cash flows expected to be collected over the remaining life of the security	(1)	-

Ending balance	$173	$195

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
In millions	2014	2013
Proceeds from sales	$16	$620
Gross realized gains	$2	$36
Gross realized losses	$-	$(3)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Notes 8: Derivative Instruments

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

The Company has also entered into a derivative contract as a result of a commutation occurring during the three months ended March 31, 2014. Changes in the fair value of the Company’s non-insured derivative are included in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

Variable Interest Entities

VIEs consolidated by the Company have entered into derivative instruments consisting of interest rate caps and cross currency swaps. Interest rate caps are entered into to mitigate the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to hedge the variability in cash flows resulting from fluctuations in foreign currency rates.

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

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of March 31, 2014 and December 31, 2013. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of March 31, 2014
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	2.5 Years	$7,397	$718	$968	$4,736	$2,863	$16,682	$(309)
Insured swaps	17.0 Years	-	77	3,151	1,042	-	4,270	(4)

Total notional		$7,397	$795	$4,119	$5,778	$2,863	$20,952

Total fair value		$(2)	$-	$(3)	$(4)	$(304)		$(313)

$ in millions	As of December 31, 2013
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	2.6 Years	$7,406	$1,972	$1,068	$7,552	$5,956	$23,954	$(1,132)
Insured swaps	18.5 Years	-	77	3,282	1,586	-	4,945	(5)
All others	28.0 Years	-	-	-	-	36	36	(15)

Total notional		$7,406	$2,049	$4,350	$9,138	$5,992	$28,935

Total fair value		$(2)	$-	$(3)	$(78)	$(1,069)		$(1,152)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future payments that MBIA may be required to make under these guarantees as of March 31, 2014 is $17.1 billion. This amount is net of $48 million of insured derivatives ceded under reinsurance agreements in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives and offsetting agreements with a counterparty. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of March 31, 2014, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $115 million. Of this amount, $99 million is netted within “Derivative liabilities” and $16 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of December 31, 2013, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $160 million. Of this amount, $123 million is netted within “Derivative liabilities”, $16 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities and an additional $21 million is included in “Other assets” on the Company’s consolidated balance sheets. As of March 31, 2014, the Company had securities with a fair value of $65 million posted to derivative counterparties and this amount is included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheet. As of December 31, 2013, the Company had securities with a fair value of $42 million posted to derivative counterparties and this amount is included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheet.

As of March 31, 2014 and December 31, 2013, the fair value on one Credit Support Annex (“CSA”) was $4 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of March 31, 2014 and December 31, 2013, the counterparty was rated A2 by Moody’s and A by S&P.

Financial Statement Presentation

The fair value of amounts recognized for eligible derivative contracts executed with the same counterparty under a master netting agreement, including any cash collateral that may have been received or posted by the Company, is presented on a net basis in accordance with accounting guidance for the offsetting of fair value amounts related to derivative instruments. Insured CDSs and insured swaps are not subject to master netting agreements. VIE derivative assets and liabilities are not presented net of any master netting agreements. Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate swaps” as of March 31, 2014 and December 31, 2013.

As of March 31, 2014, the total fair value of the Company’s derivative assets, after counterparty netting of $54 million, was $14 million, of which $4 million was reported within “Other assets” on the Company’s consolidated balance sheets. Embedded derivatives of $10 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of March 31, 2014, the total fair value of the Company’s derivative liabilities, after counterparty netting of $54 million and cash collateral posted by the Company of $99 million was $386 million, which was reported within “Derivative liabilities” and “Derivative liabilities” presented under “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $21 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of March 31, 2014:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$16,682	Other assets	$-	Derivative liabilities	$(309)
Insured swaps	4,270	Other assets	-	Derivative liabilities	(4)
Interest rate swaps	1,487	Other assets	58	Derivative liabilities	(190)
Interest rate swaps-embedded	497	Medium-term notes	10	Medium-term notes	(21)
Currency swaps-VIE	96	Other assets-VIE	-	Derivative liabilities-VIE	(5)
All other	83	Other assets	-	Derivative liabilities	(31)
All other-VIE	263	Other assets-VIE	-	Derivative liabilities-VIE	-
All other-embedded	11	Other investments	-	Other investments	-

Total non-designated derivatives	$23,389		$68		$(560)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

As of December 31, 2013, the total fair value of the Company’s derivative assets, after counterparty netting of $42 million, was $13 million, of which $4 million was reported within “Other assets” on the Company’s consolidated balance sheets. Embedded derivatives of $9 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of December 31, 2013, the total fair value of the Company’s derivative liabilities, after counterparty netting of $42 million and cash collateral posted by the Company of $123 million, was $1.2 billion which was reported within “Derivative liabilities” and “Derivative liabilities” presented under “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $19 million were reported within “Medium-term notes” and “Other investments” on the Company’s consolidated balance sheets.

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of December 31, 2013:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$23,954	Other assets	$-	Derivative liabilities	$(1,132)
Insured swaps	4,945	Other assets	-	Derivative liabilities	(5)
Interest rate swaps	1,495	Other assets	46	Derivative liabilities	(165)
Interest rate swaps-embedded	496	Medium-term notes	9	Medium-term notes	(19)
Currency swaps-VIE	99	Other assets-VIE	-	Derivative liabilities-VIE	(11)
All other	36	Other assets	-	Derivative liabilities	(15)
All other-VIE	280	Other assets-VIE	-	Derivative liabilities-VIE	-
All other-embedded	11	Other investments	-	Other investments	-

Total non-designated derivatives	$31,316		$55		$(1,347)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2014:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$823
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(339)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(23)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	6
All other	Unrealized gains (losses) on insured derivatives	15
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
All other	Realized gains (losses) and other settlements on insured derivatives	(30)

Total		$451

The following tables present the effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2013:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(103)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	12
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	3
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	13
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	2
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)
All other	Unrealized gains (losses) on insured derivatives	30

Total		$(44)

Note 9: Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
In millions	2014	2013
Income (loss) before income taxes	$404	$215
Provision (benefit) for income taxes	$148	$51
Effective tax rate	36.6%	23.7%

For the three months ended March 31, 2014, the Company’s effective tax rate applied to its pre-tax income was higher than the U.S. statutory tax rate primarily as a result of certain non-tax deductible expenses and the increase in the valuation allowance against its deferred tax asset.

For the three months ended March 31, 2013, the Company’s effective tax rate applied to its pre-tax income was lower than the U.S. statutory tax rate primarily as a result of the decrease in the valuation allowance against its deferred tax asset.

The Company’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to the variability in fair value of its credit derivatives, which prevents the Company from projecting a reliable estimated annual effective tax rate and pretax income for the full year of 2014. A discrete calculation of the provision is calculated for each interim period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Income Taxes (continued)

Deferred Tax Asset, Net of Valuation Allowance

The Company establishes a valuation allowance against its deferred tax asset when it is more likely than not that all or a portion of the deferred tax asset will not be realized. All evidence, both positive and negative, needs to be identified and considered in making the determination. Future realization of the existing deferred tax asset ultimately depends, in part, on the generation of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under the tax law.

As of March 31, 2014, the Company reported a net deferred tax asset of $917 million which is net of a $95 million valuation allowance. As of March 31, 2014, the Company had a valuation allowance against a portion of the deferred tax asset related to losses from asset impairments. The valuation allowance as of March 31, 2014 reflects an increase of $2 million from the December 31, 2013 valuation allowance of $93 million. The increase in the valuation allowance for the three months ended March 31, 2014 was primarily due to asset impairments which are characterized as capital.

Tax Sharing Agreement

The Company has a tax sharing agreement among its members effective January 1, 1987. The agreement was amended and restated effective September 8, 2011 to change the method of calculating each domestic insurer’s tax liability to the method permitted by paragraph 3(a) of Department Circular Letter #33 (1979). The agreement was submitted to the NYSDFS for review and non-disapproval pursuant to Section 1505 of the New York Insurance Law. Refer to “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion on the Company’s tax sharing agreement.

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

In millions
Unrecognized tax benefit as of December 31, 2013	$65
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During a prior year	-
During the current year	-
The amounts of decreases in the UTB related to settlements with taxing authorities	-
The reduction in the UTB as a result of the applicable statute of limitations	-

Unrecognized tax benefit as of March 31, 2014	$65

The Company does not anticipate any amount to reverse in the next twelve months based on settling certain issues.

In 2013, the Internal Revenue Service contacted the Company to review the 2011 consolidated return of MBIA Inc. and its subsidiaries, for the purpose of determining whether to formally examine the tax return. To date no formal examination has been initiated.

The U.K. tax authorities are currently auditing tax years 2005 through 2011. On June 5, 2013, the Company met with the HM Revenue & Customs (“HMRC”). During the third and fourth quarters of 2013 the Company sent HMRC additional information supporting its position. On January 24, 2014, the Company provided an independent report to HMRC. On April 8, 2014, HMRC responded with comments. The Company will be responding to HMRC in anticipation of another meeting. As of the first quarter of 2014, there has been no resolution.

During 2013, the Company met with New York State Department of Taxation and Finance to discuss the Company’s respective positions regarding certain issues related to the 2008 tax year. Discussions are ongoing and the Company has presented its technical position in writing to the State.

As of December 31, 2013, the Company’s NOL is approximately $2.8 billion which will expire between tax years 2029 through 2033. As of December 31, 2013, the Company has an alternative minimum tax credit carryforward of $22 million, which does not expire. As a result of the commutation of CMBS exposure that occurred during the three months ended March 31, 2014, the Company’s NOL is approximately $3.1 billion as of March 31, 2014.

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

Structured Finance and International Insurance

The Company’s structured finance and international insurance segment is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, global structured finance and non-U.S. public finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. are insured by MBIA Corp., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA Corp. also insures debt obligations of the following affiliates:

•	MBIA Inc.;

•	GFL;

•	Meridian Funding Company, LLC;

•	MBIA Investment Management Corp. (“IMC”); and

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

Advisory Services

The advisory services segment primarily consists of the operations of Cutwater Investor Services Corp. (“Cutwater-ISC”) and Cutwater Asset Management Corp. (“Cutwater-AMC”). Cutwater-ISC and Cutwater-AMC provide advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its subsidiaries, as well as portfolio accounting and reporting services. Cutwater-ISC and Cutwater-AMC are Securities and Exchange Commission registered investment advisers. Cutwater-AMC is also a Financial Industry Regulatory Authority member firm. As of March 31, 2014, the Company exited the advisory and asset management services business in the European Union.

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

Wind-down Operations

The Company’s wind-down operations consist of the asset/liability products and conduit segments. The asset/liability products segment principally consists of the activities of MBIA Inc., IMC and GFL. IMC, along with MBIA Inc., provided customized investment agreements. It also provided customized products for funds that are invested as part of asset-backed or structured product transactions. GFL raised funds through the issuance of MTNs with varying maturities, which were, in turn, guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc.

The Company’s conduit segment administers one conduit through MBIA Asset Finance, LLC. Assets financed by this conduit are currently funded by MTNs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$88	$34	$3	$8	$9	$-		$142
Net change in fair value of insured derivatives	1	468	-	-	-	-		469
Net gains (losses) on financial instruments at fair value and foreign exchange	4	(3)	(4)	(14)	(38)	-		(55)
Net gains (losses) on extinguishment of debt	-	-	-	-	1	-		1
Other net realized gains (losses)	-	-	-	1	-	-		1
Revenues of consolidated VIEs	-	20	-	(5)	4	-		19
Inter-segment revenues(2)	12	12	6	16	(3)	(43)		-

Total revenues	105	531	5	6	(27)	(43)		577
Losses and loss adjustment	(14)	64	-	-	-	-		50
Operating	9	16	11	20	-	-		56
Interest	-	27	-	9	18	-		54
Expenses of consolidated VIEs	-	13	-	-	-	-		13
Inter-segment expenses(2)	18	19	1	5	2	(45)		-

Total expenses	13	139	12	34	20	(45)		173

Income (loss) before income taxes	$92	$392	$(7)	$(28)	$(47)	$2		$404

Identifiable assets	$6,124	$10,875	$34	$1,233	$1,548	$(3,727)	(3)	$16,087

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

	Three Months Ended March 31, 2013
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$108	$42	$4	$1	$9	$-		$164
Net change in fair value of insured derivatives	-	(61)	-	-	-	-		(61)
Net gains (losses) on financial instruments at fair value and foreign exchange	32	22	-	6	3	-		63
Net gains (losses) on extinguishment of debt	-	-	-	-	4	-		4
Revenues of consolidated VIEs	-	47	-	-	2	-		49
Inter-segment revenues(2)	46	20	7	26	(2)	(97)		-

Total revenues	186	70	11	33	16	(97)		219
Losses and loss adjustment	4	(198)	-	-	-	-		(194)
Operating	14	34	10	64	-	-		122
Interest	-	28	-	12	20	-		60
Expenses of consolidated VIEs	-	14	-	-	2	-		16
Inter-segment expenses(2)	26	56	2	3	13	(100)		-

Total expenses	44	(66)	12	79	35	(100)		4

Income (loss) before income	$142	$136	$(1)	$(46)	$(19)	$3		$215

Identifiable assets	$6,874	$17,149	$34	$861	$2,484	$(5,810)	(3)	$21,592

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and loans.

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
In millions	2014	2013
Total premiums earned:
United States	$67	$106
United Kingdom	9	8
Europe (excluding United Kingdom)	3	3
Internationally diversified	2	3
Central and South America	9	8
Asia	1	1
Other	2	2

Total	$93	$131

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

The following tables provide the results of the segments within the wind-down operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$9	$-	$-	$9
Net gains (losses) on financial instruments at fair value and foreign exchange	(38)	-	-	(38)
Net gains (losses) on extinguishment of debt	1	-	-	1
Revenues of consolidated VIEs	-	4	-	4
Inter-segment revenues(2)	(2)	(1)	-	(3)

Total revenues	(30)	3	-	(27)
Interest	18	-	-	18
Inter-segment expenses(2)	2	-	-	2

Total expenses	20	-	-	20

Income (loss) before income taxes	$(50)	$3	$-	$(47)

Identifiable assets	$1,471	$75	$2	$1,548

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Three Months Ended March 31, 2013
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$9	$-	$-	$9
Net gains (losses) on financial instruments at fair value and foreign exchange	3	-	-	3
Net gains (losses) on extinguishment of debt	4	-	-	4
Revenues of consolidated VIEs	-	2	-	2
Inter-segment revenues(2)	(2)	-	-	(2)

Total revenues	14	2	-	16
Interest	20	-	-	20
Expenses of consolidated VIEs	-	2	-	2
Inter-segment expenses(2)	2	11	-	13

Total expenses	22	13	-	35

Income (loss) before income taxes	$(8)	$(11)	$-	$(19)

Identifiable assets	$1,822	$692	$(30)	$2,484

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

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

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options, warrants and unvested restricted stock outstanding during the period that could potentially result in the issuance of common stock. The dilution from stock options, warrants and unvested restricted stock are calculated by applying the two-class method and using the treasury stock method. The treasury stock method assumes the proceeds from the exercise of stock options and warrants or the unrecognized compensation expense from unvested restricted stock will be used to purchase shares of the Company’s common stock at the average market price during the period. For the three months ended March 31, 2014 and 2013, there were 42,358,006 and 33,786,383, respectively, of stock options, warrants and unvested restricted stock outstanding that were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
$ in millions except share and per share amounts	2014	2013
Basic earnings per share:
Net income (loss)	$256	$164
Less: undistributed earnings allocated to participating securities	5	5

Net income (loss) available to common shareholders	251	159

Basic weighted average shares (1)	189,033,982	189,111,170
Net income (loss) per basic common share	$1.33	$0.84

Diluted earnings per share:
Net income (loss)	256	164
Less: undistributed earnings allocated to participating securities	5	5

Net income (loss) available to common shareholders	251	159

Basic weighted average shares (1)	189,033,982	189,111,170
Effect of common stock equivalents: Stock options	1,229,766	1,108,027

Diluted weighted average shares	190,263,748	190,219,197

Net income (loss) per diluted common share	$1.32	$0.84

(1) -	Includes 405,961 and 712,836 of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended March 31, 2014 and 2013, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the three months ended March 31, 2014:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Total
Balance, December 31, 2013	$(96)	$10	$(86)

Other comprehensive income (loss) before reclassifications	70	(2)	68
Amounts reclassified from AOCI	1	4	5

Total other comprehensive income (loss)	71	2	73

Balance, March 31, 2014	$(25)	$12	$(13)

The following table presents the details of the reclassifications from AOCI for the three months ended March 31, 2014 and 2013:

In millions
	Amounts Reclassified from AOCI
	Three Months Ended March 31,
Details about AOCI Components	2014	2013	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gain (loss) on sale of securities	$(1)	$26	Net gains (losses) on financial instruments at fair value and foreign exchange
Amortization on securities	(1)	(1)	Net investment income

	(2)	25	Income (loss) before income taxes
	(1)	9	Provision (benefit) for income taxes

	(1)	16	Net income (loss)
Foreign currency translation:
Realized gain (loss) on liquidation of foreign entity	(4)	-	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$(5)	$16	Net income (loss)

Note 13: Commitments and Contingencies

The following commitments and contingencies provide an update of those discussed in “Note 21: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.

Litigation

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)

On March 21, 2014, the court issued an order scheduling fact discovery to close by August 1, 2014.

MBIA Insurance Corp. v. J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc.); Index No. 64676/2012 (N.Y. Sup. Ct., County of Westchester)

On May 6, 2014, the court granted J.P. Morgan’s motion for summary judgment and also granted MBIA Corp. leave to file a motion to submit an amended complaint within twenty days of the court’s decision.

CQS ABS Master Fund Ltd., CQS Select ABS Master Fund Ltd., and CQS ABS Alpha Master Fund Ltd. v. MBIA Inc. et al.; Civil Action No. 12-cv-6840 (R.S.) (S.D.N.Y.)

In May of 2014, the CQS plaintiffs and MBIA filed a Stipulation of Dismissal with prejudice resolving the litigation and the case has been closed on the court’s docket. MBIA paid to CQS an immaterial amount to resolve the litigation.

Ambac Bond Insurance Coverage Cases, Coordinated Proceeding Case No. JCCP 4555 (Super. Ct. of Cal., County of San Francisco)

On March 26, 2014, the court granted in part the Bond Insurer defendants’ motions for reimbursement of legal fees incurred in connection with the defendants’ motion to strike pursuant to California’s Anti-SLAPP statute, which dismissed the plaintiffs’ claims under California’s Cartwright Act.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies (continued)

National Public Finance Guarantee Corp. et al. v City of Detroit, Michigan et al.; Adv. Pro. No 13-05309-swr (Bkcy. E.D. MI)

In April of 2014, National reached a settlement with the City of Detroit regarding its enhanced Unlimited Tax General Obligation (“Detroit UTGOs”). Pursuant to the settlement, which remains subject to bankruptcy court approval, the City of Detroit has agreed to “reinstate” $288 million of Detroit UTGOs, of which approximately $70 million will be insured by National. At the time of the bankruptcy filing, there were $369 million of Detroit UTGOs outstanding, of which $88 million were insured by National. If approved, the reinstated Detroit UTGOs will benefit from a court order confirming their secured status. In addition, the Detroit UTGOs will receive additional security in the form of a fourth lien on Distributable State Aid from the State of Michigan.

National Public Finance Guarantee Corp. et al. v. Harris County—Houston Sports Authority et al.; Case No. 2013-05824 (Dist. Ct. of Harris County, 215 Judicial Dist.)

On April 15, 2014, the Texas First District Court of Appeals reversed the decision of the trial court dismissing the case on grounds of governmental immunity. National’s claims against the Sports Authority have been remanded back to the trial court.

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

Headquarter Lease Agreement

In March of 2014, the Company entered into a lease agreement for its new headquarters at a property located in Purchase, New York as part of the Company’s cost reduction measures that included the plan to sell the Armonk, New York facility classified as held for sale. The initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. At the end of the initial lease term, the Company has the option to extend the term of the lease for two additional terms of five years at a fixed annual rent based on the fair market rent at the time of any extension. The total future minimum lease payments over the initial lease term are $42 million. The Company will receive a lease incentive amount of $6 million from the property owner to fund certain leasehold improvements. The total future minimum lease payments include annual rent escalation amounts and a free rent period and exclude the lease incentive amount. The lease agreement has been classified as an operating lease, and operating rent expense will be recognized on a straight-line basis beginning in the second quarter of 2014.

Note 14: Subsequent Events

Refer to “Note 13: Commitments and Contingencies” for information about legal proceedings that occurred after March 31, 2014.

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

EXECUTIVE OVERVIEW

National

Our primary strategy is to insure new issue and secondary market municipal bonds through National while providing ongoing surveillance of National’s existing insured portfolio. National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by major rating agencies. On March 18, 2014, Standard & Poor’s Financial Services LLC (“S&P”) upgraded National to AA- with a stable outlook. With a rating in the AA range, National will turn its attention toward executing its business plan and supporting the credit enhancement needs of municipal debt issuers across the U.S. Also, during the first quarter of 2014, Moody’s Investors Service, Inc. (“Moody’s”) reaffirmed National’s Baa1 rating with a positive outlook. We continue to consider obtaining ratings from additional rating agencies.

National is the largest U.S. municipal-only bond insurer in the financial guarantee industry. National maintains underwriting criteria for most municipal risk types and expects opportunities for new business across the spectrum of municipal sectors. We expect that the majority of its new business will be in the general obligation, tax-backed and revenue bond sectors. In addition to the new issue market, there are attractive opportunities in the secondary market with respect to bonds issued in recent years which were not insured upon issuance and which meet our underwriting criteria.

National seeks to generate shareholder value through appropriate risk adjusted pricing; however, current market conditions and the competitive landscape may limit National’s new business opportunities and its ability to price and underwrite risk with attractive returns. Financial guarantee insurance competes in nearly all instances with the issuer’s alternative of foregoing insurance and paying a higher interest rate. If the interest savings from insurance are not greater than the cost, the issuer will generally choose to issue bonds without insurance.

Prevailing interest rate levels can affect demand for financial guarantee insurance. Higher interest rates and higher levels of issuance of new municipal debt in 2014 would present new business opportunities for National in the U.S. public finance market. Lower interest rates are typically accompanied by narrower spreads between insured and uninsured obligations. This is, in part, due to the fact that investors may choose to forego insurance to increase the yield on their investment. Therefore, the purchase of insurance during periods of relatively narrower interest rate spreads will generally provide lower cost savings to the issuer than during periods of relatively wider spreads. These lower cost savings could be accompanied by a corresponding decrease in demand for financial guarantee insurance.

National’s insurance policies protect policyholders from potential defaults and guarantee payments of scheduled principal and interest. We believe the increase in municipal stress will increase the demand for National’s insurance product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

While our U.S. public finance insured portfolio in National continued to perform satisfactorily on the whole, some of the obligations that we insure were issued by state and local governments and territories that remain under extreme financial and budgetary stress. In addition, a few of these local governments have filed for protection under Chapter 9 of the United States Bankruptcy Code or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of our insured transactions. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.

One extreme example of an issuer in financial distress is the City of Detroit, which filed for Chapter 9 protection in July of 2013. Following the bankruptcy filing, and after months of court-ordered mediation, in April of 2014, National and other financial guarantee insurers reached a settlement with the City of Detroit regarding its insured enhanced Unlimited Tax General Obligation bonds (“Detroit UTGOs”). At the time of the bankruptcy filing, there were $369 million of Detroit UTGOs outstanding, of which $88 million were insured by National. Pursuant to the settlement, which remains subject to bankruptcy court approval, the City of Detroit has agreed to “reinstate” $288 million of Detroit UTGOs, of which approximately $70 million will be insured by National. If approved, the reinstated Detroit UTGOs will benefit from a court order confirming their secured status. In addition, the Detroit UTGOs will receive additional security in the form of a fourth lien on Distributable State Aid from the State of Michigan. National has also insured $1.0 billion of Detroit Water Supply System Revenue Bonds and $1.2 billion of Detroit Sewage Disposal Detroit Sewage Disposal Bonds (together, the “DWSD Bonds”) that are also subject to Detroit’s Chapter 9 proceeding. Detroit’s current plan seeks to impair the DWSD Bonds by eliminating call protection, which would allow an early redemption of the bonds, and, in some cases, resetting interest rates below current levels. If approved by the bankruptcy court, and depending on certain key facts and circumstances, this could result in National incurring a loss on the DWSD Bonds. We do not believe that the City’s current plan is confirmable, and as a result, do not believe a claim is likely to arise in connection with the DWSD Bonds as a result of changed interest rates or early redemption. We do not believe that applicable law permits the City to take actions that would impair “special revenue” bonds, like the DWSD Bonds, which are entitled to additional protections under the bankruptcy code.

National also has exposure to the Commonwealth of Puerto Rico and certain of its instrumentalities in the territory. The Commonwealth of Puerto Rico and certain of its instrumentalities in the territory are experiencing fiscal stress. However it has taken pro-active actions to address its significant economic challenges including the issuance of $3.5 billion of General Obligation bonds in March of 2014, the proceeds of which were used to refinance certain obligations of the Commonwealth of Puerto Rico and certain of its instrumentalities and to provide a liquidity infusion to the Government Development Bank of approximately $1.9 billion. At this time, we do not expect a default by the Commonwealth of Puerto Rico or any of its instrumentalities in the territory that we insure, although we monitor our exposures there closely. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures by bond type.

MBIA Inc. Liquidity

As of March 31, 2014 and December 31, 2013, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $499 million and $359 million, respectively. During the three months ended March 31, 2014, $173 million was released to MBIA Inc. under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”). Also, during the three months ended March 31, 2014, we repurchased $28 million of debt issued by MBIA Inc. or its subsidiary MBIA Global Funding, LLC (“GFL”) in connection with our strategy to bring our leverage down using cash generated from operations. In addition, we repurchased $104 million of medium-term notes (“MTNs”) issued by our conduit segment. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its debt obligations and its general corporate needs over time from expected subsidiary dividends and additional anticipated releases from the Tax Escrow Account. Refer to the “Liquidity—MBIA Inc. Liquidity” section for additional information on MBIA Inc.’s liquidity position.

MBIA Corp.

MBIA Corp.’s primary strategies are focused on maximizing the value of its insured portfolio through the collection of excess spread and put-back recoveries and mitigating MBIA Corp.’s high risk insurance exposures, primarily through the termination of insurance policies. During the three months ended March 31, 2014, MBIA Corp. commuted $3.8 billion of gross par exposure, primarily comprising structured commercial mortgage-backed securities (“CMBS”) pools, in which the reference CMBS were originally rated single-A, commercial real estate (“CRE”) collateralized debt obligations (“CDOs”), and first-lien residential mortgage-backed securities (“RMBS”). In connection with these commutations, on February 14, 2014, Moody’s placed the current rating of MBIA Corp., B3 with a positive outlook, on review for upgrade. We continue to evaluate opportunities to terminate or commute additional high risk insurance exposures, although our ability to commute is limited by available liquidity.

MBIA Corp.’s liquidity position was adequate during the first quarter of 2014. MBIA Corp. continues to manage liquidity risk and satisfy all payment obligations when due. Our expected liquidity and capital forecasts for MBIA Corp. and projected collections of excess spread and the remaining put-back recoverable reflect more than adequate resources to pay expected claims. However, there are risks to these forecasts. If MBIA Corp. experiences higher than expected claim payments or lower collections of excess spread or put-back recoverables, it may ultimately have insufficient resources to continue to pay claims, which could cause the New York State Department of Financial Services (“NYSDFS”) to put MBIA Corp. into a rehabilitation or liquidation proceeding. Management does not believe that a rehabilitation or liquidation proceeding of MBIA Corp. by the NYSDFS will result in a rehabilitation or liquidation proceeding of MBIA UK Insurance Limited. Refer to the “Liquidity—MBIA Corp. Liquidity” section for additional information on MBIA Corp.’s liquidity position.

Other

As part of the Company’s cost reduction measures, the Company will be relocating its headquarters. In March of 2014, the Company entered into a lease agreement for the Company’s headquarters. Refer to “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further discussion of this lease agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Economic and Financial Market Trends

The recovery in the U.S. economy was modest during the three months ended March 31, 2014 with consumer spending and the housing sector impacted by severe weather. The unemployment rate remained relatively unchanged since the end of 2013 when it was at its lowest levels in five years. In March of 2014, the Federal Reserve reaffirmed its plan to continue reducing its monthly asset purchase program and to keep short-term interest rates low through 2014. Information concerning our interest rate sensitivity appears in Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.” We believe consumer confidence and employment prospects should improve throughout 2014. However, to ensure sustained job growth and prosperity, we believe that Washington must exhibit greater fiscal discipline and pursue countercyclical economic policies. While economic growth has returned to much of Europe and unemployment rates have improved, resolution of debt and budget issues remain critical to ensure sustained growth and return to a robust economy in this region. In addition, the economic impact of the tension caused by the Ukraine crisis and the resulting sanctions imposed on Russia by the Western economies is uncertain and growth in the European Union may be impeded.

Economic and financial market trends impact MBIA’s business outlook and its financial results. An ongoing low interest rate environment will adversely impact the demand for municipal bond insurance as well as National’s ability to price risk at levels that meet its underwriting objectives. However, the consistent gradual improvement of economic indicators at the state and local levels will benefit the performance of our insured public finance portfolio and could reduce the amount of National’s incurred losses.

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

For the three months ended March 31, 2014, we recorded consolidated net income of $256 million or $1.32 per diluted share compared with consolidated net income of $164 million, or $0.84 per diluted share for the same period of 2013.

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

For the three months ended March 31, 2014, consolidated adjusted pre-tax loss was $99 million compared with an adjusted pre-tax loss of $20 million for the same period of 2013.

Our consolidated shareholders’ equity increased to $3.6 billion as of March 31, 2014 compared with $3.3 billion as of December 31, 2013. Our consolidated book value per share as of March 31, 2014 was $18.46 compared with $17.05 as of December 31, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

As of March 31, 2014, ABV per share was $26.64, down from $27.78 as of December 31, 2013.

A detailed discussion of our financial results is presented within the “Results of Operations” section included herein. Refer to the “Capital Resources—Insurance Statutory Capital” section for a discussion of National’s and MBIA Corp.’s capital positions under statutory accounting principles (“U.S. STAT”).

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with GAAP, which requires the use of estimates and assumptions. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with the Company’s Audit Committee. Management believes that the most critical accounting estimates, since these estimates require significant judgment, are loss and loss adjustment expense (“LAE”) reserves, valuation of financial instruments, and deferred income taxes. Financial results could be materially different if other methodologies were used or if management modified its assumptions.

For a discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In addition, refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a current description of estimates used in our insurance loss reserving process.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
In millions except share and per share amounts	2014	2013
Total revenues (losses)	$577	$219
Total expenses	173	4

Pre-tax income (loss)	404	215
Provision (benefit) for income taxes	148	51

Net income (loss)	$256	$164

Net income (loss) per common share:
Basic	$1.33	$0.84
Diluted	$1.32	$0.84
Weighted average number of common shares outstanding:
Basic	189,033,982	189,111,170
Diluted	190,263,748	190,219,197

Consolidated total revenues (losses) for the three months ended March 31, 2014 included $469 million of net gains on insured derivatives compared with $61 million of net losses for the same period of 2013. The net gains on insured derivatives in 2014 were principally associated with the reversal of unrealized losses from commutations partially offset by settlements and claim payments. The net losses on insured derivatives in 2013 were principally the result of the effects of MBIA’s nonperformance risk on its derivative liabilities which resulted from a tightening of its own credit spreads and an improvement in the Company’s recovery rate, partially offset by the effects of changes in the weighted average life of the portfolio and favorable movements in spreads and pricing on collateral transactions. Consolidated total expenses for the three months ended March 31, 2014 included $50 million of net insurance loss and LAE compared with a $194 million benefit for the same period of 2013. The net insurance loss in 2014 and LAE benefit in 2013 were principally related to our insured CMBS and RMBS exposure.

Included in our consolidated net income for the three months ended March 31, 2014 and 2013 was $6 million and $33 million, respectively, of income before income taxes related to consolidated VIEs, after the elimination of intercompany revenues and expenses. The net effect of consolidated VIEs on our financial results will vary over time as VIEs are consolidated or deconsolidated by the Company, and as the values of consolidated VIE assets and liabilities change.

European Sovereign Debt Exposure

MBIA does not insure any direct European sovereign debt, but we do have indirect European sovereign insured debt exposure that totaled $8.0 billion as of March 31, 2014 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned entities that are supported by a sovereign state, region or department. Of the $8.0 billion of insured gross par outstanding, $688 million, $500 million, and $261 million were related to Spain, Portugal, and Ireland, respectively. The remaining $6.6 billion was related to the United Kingdom. We closely monitor our existing insured European portfolios on an ongoing basis. We consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. We also monitor local accounting, regulatory and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. A default by one or more sovereign issuers could have an adverse effect on our insured debt exposures. The Company has an immaterial amount of direct and indirect European sovereign debt holdings included in its investment portfolios.

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

For the three months ended March 31, 2014, our consolidated adjusted pre-tax loss increased compared with the same period of 2013 primarily as a result of decreases in net gains (losses) of financial instruments at fair value and foreign exchange and premiums earned, partially offset by decreases in legal and litigation related operating expenses.

The following table presents our consolidated adjusted pre-tax income (loss) (a non-GAAP measure) and provides a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
In millions	2014	2013
Adjusted pre-tax income (loss)	$(99)	$(20)
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	19	18
Mark-to-market gains (losses) on insured credit derivatives	838	(73)
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	354	(290)

Pre-tax income (loss)	$404	$215

Adjusted Book Value

As of March 31, 2014, ABV per share (a non-GAAP measure) was $26.64, down from $27.78 as of December 31, 2013. The decrease in ABV per share was primarily driven by insurance losses and credit impairments and a decline in future installment premiums related to insured credit derivatives that were commuted during the period.

The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In millions except share and per share amounts	As of March 31, 2014	As of December 31, 2013
Total shareholders’ equity of MBIA Inc.	$3,604	$3,278
Common shares outstanding	195,204,931	192,249,884
Book value per share	$18.46	$17.05
Reverse net unrealized (gains) losses included in other comprehensive income (after-tax)	(0.01)	0.37
Add net unearned premium revenue (after-tax)(1)(2)	7.92	8.39
Add present value of insured derivative installment revenue (after-tax)(3)	0.16	0.21
Subtract deferred acquisition costs (after-tax)	(0.85)	(0.90)
Reverse cumulative net loss from consolidating certain VIEs (after-tax)(4)	0.32	0.38
Reverse cumulative unrealized loss on insured credit derivatives (after-tax)	1.02	3.87
Subtract cumulative impairments on insured credit derivatives (after-tax)(3)	(0.38)	(1.59)

Total adjustments per share	8.18	10.73

Adjusted book value per share	$26.64	$27.78

(1) -	Consists of financial guarantee premiums and fees.

(2) -	The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

(3) -	The discount rate on insured derivative installment revenue and impairments was 5% as of March 31, 2014 and December 31, 2013.

(4) -	Represents the impact on book value per share of consolidated VIEs that are not considered business enterprises of the Company.

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

The following table presents our U.S. public finance insurance segment results for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Percent Change
In millions	2014	2013
Net premiums earned	$65	$103	-37%
Net investment income	33	49	-33%
Fees and reimbursements	2	2	-%
Net change in fair value of insured derivatives	1	-	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	4	32	-88%

Total revenues	105	186	-44%

Losses and loss adjustment	(14)	4	n/m
Amortization of deferred acquisition costs	14	22	-36%
Operating	13	18	-28%

Total expenses	13	44	-70%

Pre-tax income (loss)	$92	$142	-35%

n/m - Percent change not meaningful.

For the three months ended March 31, 2014 and 2013, we did not write any U.S. public finance insurance. On March 18, 2014, S&P upgraded National’s rating to AA- with a stable outlook. With a rating in the AA range, National will turn its attention toward executing its business plan and supporting the credit enhancement needs of municipal debt issuers across the U.S. Also during the first quarter of 2014, Moody’s reaffirmed National’s Baa1 rating with a positive outlook. We continue to consider obtaining ratings from additional rating agencies. National maintains underwriting criteria for most municipal risk types and expects opportunities for new business across the spectrum of municipal sectors. National’s underwriting criteria does not limit it to particular sectors. We expect that the majority of its new business will be in the general obligation, tax-backed and revenue bond sectors.

NET PREMIUMS EARNED Net premiums earned on non-derivative financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the three months ended March 31, 2014 compared with the same period of 2013 resulted from a decrease in refunded premiums earned of $24 million and a decrease in scheduled premiums earned of $14 million. Scheduled premium earnings declined due to the refunding and maturity of insured issues within our U.S. public finance portfolio with no new insurance writings. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of scheduled premiums that would have been earned in the current period. Refundings have experienced a decline when compared to the prior period due to an overall decrease in municipal market issuance.

NET INVESTMENT INCOME The decrease in net investment income for the three months ended March 31, 2014 compared with the same period of 2013 was primarily due to a lower yield on investment assets as a result of investing the proceeds from the repayment of the National Secured Loan by MBIA Corp. in May of 2013.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The decrease in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended March 31, 2014 compared with the same period of 2013 was principally due to a decrease in net realized gains from the sales of securities from the ongoing management of our U.S. public finance insurance investment portfolio.

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

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Percent Change
In millions	2014	2013
Loss and LAE related to expected payments	$(25)	$5	n/m
Recoveries of expected payments	11	(1)	n/m

Gross losses incurred	(14)	4	n/m
Reinsurance	-	-	n/m

Losses and loss adjustment expenses (benefit)	$(14)	$4	n/m

n/m - Percent change not meaningful.

The losses and LAE benefit for the three months ended March 31, 2014, related to decreases in reserves from certain general obligation bonds. The losses and LAE for the same period of 2013 related to increases in reserves for certain general obligation bonds.

Certain local governments remain under extreme financial and budgetary stress and a few have filed for protection under the United States Bankruptcy Code, or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of our insured transactions. We continue to monitor and analyze these situations closely, however, the overall extent and duration of these events is uncertain and the filing for protection under the United States Bankruptcy Code or entering state statutory proceedings does not necessarily result in a default or indicate that an ultimate loss will occur.

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of March 31, 2014 and December 31, 2013:

In millions	March 31, 2014	December 31, 2013	Percent Change
Gross loss and LAE reserves	$110	$147	-25%
Expected recoveries on unpaid losses	(48)	(60)	-20%

Loss and LAE reserves	$62	$87	-29%

Insurance loss recoverable	$9	$13	-31%
Reinsurance recoverable on paid and unpaid losses(1)	$1	$1	-%

(1) - Reported within “Other assets” on our consolidated balance sheets.

Loss and LAE reserves as of March 31, 2014 decreased compared with December 31, 2013 primarily as a result of decreases in expected payments on certain general obligation bonds and payments made on a healthcare transaction.

Insurance loss recoverable as of March 31, 2014 decreased compared with December 31, 2013 primarily as a result of collections.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves, but excludes par outstanding, as of March 31, 2014 and December 31, 2013 for one issue that had no expected future claim payments, but for which National was obligated to pay LAE incurred in prior periods. As of March 31, 2014 and December 31, 2013, loss and LAE reserves comprised the following:

$ in millions	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Gross of reinsurance:
Issues with defaults	8	7	$50	$74	$626	$621
Issues without defaults	7	7	12	13	81	87

Total gross of reinsurance	15	14	$62	$87	$707	$708

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three months ended March 31, 2014 and 2013 are presented in the following table:

In millions	Three Months Ended March 31,		Percent Change
	2014	2013
Gross expenses	$13	$18	-28%

Amortization of deferred acquisition costs	$14	$22	-36%
Operating	13	18	-28%

Total insurance operating expenses	$27	$40	-33%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three months ended March 31, 2014 compared with the same period of 2013 primarily due to a decrease in legal and litigation related costs partially offset by an increase in costs associated with support provided by our corporate segment. Amortization of deferred acquisition costs decreased for the three months ended March 31, 2014 compared with the same period of 2013 due to lower refunding activity in 2014. We did not defer a material amount of policy acquisition costs during the first quarters of 2014 or 2013.

INSURED PORTFOLIO EXPOSURE Financial guarantee insurance companies use a variety of approaches to assess the underlying credit risk profile of their insured portfolios. MBIA uses both an internally developed credit rating system as well as third-party rating sources in the analysis of credit quality measures of its insured portfolio. In evaluating credit risk, we obtain, when available, the underlying rating of the insured obligation before the benefit of its insurance policy from nationally recognized rating agencies, Moody’s and S&P. Other companies within the financial guarantee industry may report credit quality information based upon internal ratings that would not be comparable to our presentation. We maintain internal ratings on our entire portfolio, and our ratings may be higher or lower than the ratings assigned by Moody’s or S&P.

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of March 31, 2014 and December 31, 2013. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used. The credit quality distribution of our U.S. public finance insurance exposure as of March 31, 2014 remained relatively consistent with December 31, 2013.

	Gross Par Outstanding
In millions Rating	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
AAA	$15,637	5.9%	$16,293	5.9%
AA	129,454	48.4%	133,188	48.1%
A	95,837	35.8%	99,631	36.0%
BBB	19,258	7.2%	23,127	8.3%
Below investment grade	7,328	2.7%	4,607	1.7%

Total	$267,514	100.0%	$276,846	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to the Commonwealth of Puerto Rico or certain of its instrumentalities in that territory as of March 31, 2014.

In millions	Gross Par Outstanding	National Internal Rating
Puerto Rico Electric Power Authority(1)	$1,532	bb1
Puerto Rico Commonwealth GO(1)	1,238	bbb3
Puerto Rico Highway and Transportation Authority Transportation Revenue(1)	838	bb2
Puerto Rico Sales Tax Financing Corporation (COFINA)(1)	684	a1
Puerto Rico Government Development Bank GO	267	bbb3
Puerto Rico Highway and Transportation Authority Highway Revenue	136	bb1
University of Puerto Rico System Revenue	94	bbb3
Inter American University of Puerto Rico Inc.	29	a3
Puerto Rico Industrial Development Company	15	bbb1

Total	$4,833

(1) -	Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

During the first quarter of 2014, the ratings of certain Puerto Rico issuers were lowered by the rating agencies to below investment grade. The loss of investment grade ratings across certain Puerto Rico issuers triggered acceleration of principal and interest payments on a portion of its debt including certain derivatives. These rating actions have constrained and could continue to constrain traditional market access for Puerto Rico and certain of its instrumentalities, further straining liquidity. While Puerto Rico and certain of its instrumentalities are experiencing fiscal stress that could lead to defaults on its debt obligations, it has taken pro-active actions to address its significant financial challenges, including having a stated goal of reaching a balanced budget in fiscal year 2015, as well as the issuance of $3.5 billion of General Obligation bonds in March of 2014, the proceeds of which were used to refinance certain obligations of the Commonwealth of Puerto Rico and certain of its instrumentalities and to provide a liquidity infusion to the Government Development Bank of approximately $1.9 billion. We are reviewing the resulting application of proceeds from these bond issuances carefully to determine Puerto Rico’s ability to meet its near term obligations while its recently enacted financial reforms take effect. In addition, although we have downgraded our internal rating of certain Puerto Rico issuers to below investment grade, we do not expect a default by Puerto Rico or certain of its instrumentalities in that territory at this time. All of the insured obligations included in the preceding table are presently current on debt service payments.

Structured Finance and International Insurance

Our structured finance and international insurance business is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. or its subsidiaries are insured by MBIA Corp. If MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including GFL, and provides reinsurance to its insurance subsidiaries. MBIA Corp. has also written insurance policies guaranteeing the obligations under credit default swap (“CDS”) contracts of an affiliate, LaCrosse Financial Products, LLC, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS contracts.

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

The following table presents our structured finance and international insurance segment results for the three months ended March 31, 2014 and 2013:

In millions	Three Months Ended March 31,		Percent Change
	2014	2013
Net premiums earned	$33	$36	-8%
Net investment income	5	5	- %
Fees and reimbursements	14	24	-42%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(370)	12	n/m
Unrealized gains (losses) on insured derivatives	838	(73)	n/m

Net change in fair value of insured derivatives	468	(61)	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	22	-114%
Revenues of consolidated VIEs:
Net investment income	12	13	-8%
Net gains (losses) on financial instruments at fair value and foreign exchange	2	31	-94%

Total revenues	531	70	n/m

Losses and loss adjustment	64	(198)	-132%
Amortization of deferred acquisition costs	19	33	-42%
Operating	15	26	-42%
Interest	28	58	-52%
Expenses of consolidated VIEs:
Operating	3	5	-40%
Interest	10	10	-%

Total expenses	139	(66)	n/m

Pre-tax income (loss)	$392	$136	n/m

n/m - Percent change not meaningful.

For the three months ended March 31, 2014 and 2013, we did not have any new structured finance and international insurance writings. As of March 31, 2014, MBIA Corp.’s total insured gross par outstanding was $70.3 billion. The lack of insurance writings in our structured finance and international insurance segment reflects the insurance financial strength credit ratings assigned to MBIA Corp. by the major rating agencies. As a result, the Company does not expect to write a material amount of new business in the near term. During February of 2014, Moody’s placed the current rating of MBIA Corp., B3 with positive outlook, on review for upgrade. Pre-tax income (loss) in each of the periods included in the preceding table was primarily driven by changes in the fair value of our insured credit derivatives, which reflects changes in the market’s perception of MBIA Corp.’s credit risk.

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

Adjusted pre-tax loss for the three months ended March 31, 2014 increased compared with the same period of 2013 principally due to decreases in net gains (losses) on financial instruments at fair value and foreign exchange and net investment income partially offset by decreases in interest expense from the National Secured Loan, which was repaid in full in May of 2013 and legal and litigation related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the adjusted pre-tax income (loss) of our structured finance and international insurance segment and a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three months ended March 31, 2014 and 2013:

In millions	Three Months Ended March 31,		Percent Change
	2014	2013
Adjusted pre-tax income (loss)	$(110)	$(97)	13%
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	18	16	13%
Mark-to-market gain (loss) on insured credit derivatives	838	(73)	n/m
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	354	(290)	n/m

Pre-tax income (loss)	$392	$136	n/m

n/m -	Percent change not meaningful.

NET PREMIUMS EARNED Our structured finance and international insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts and insured derivative contracts, and certain of those premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned by type of insurance contract for the three months ended March 31, 2014 and 2013:

In millions	Three Months Ended March 31,
	2014	2013
Net premiums earned:
Financial guarantee contracts	$33	$36
Insured derivative contracts(1)	4	12
VIEs (eliminated in consolidation)	3	3

Total net premiums earned	$40	$51

(1) -	Premiums related to insured derivatives are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations.

Net premiums earned on non-derivative financial guarantee contracts for the three months ended March 31, 2014 and 2013 are presented in the following table. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues.

In millions	Three Months Ended March 31,		Percent Change
	2014	2013
Net premiums earned:
U.S.	$10	$13	-23%
Non-U.S.	23	23	-%

Total net premiums earned	$33	$36	-8%

Structured finance and international net premiums earned decreased for the three months ended March 31, 2014 compared with the same period of 2013 primarily due to the maturity and early settlement of insured transactions with no material writings of new insurance policies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums and fees earned related to derivatives and the components of the net change in fair value of insured derivatives for the three months ended March 31, 2014 and 2013:

In millions	Three Months Ended March 31,		Percent Change
	2014	2013
Net premiums and fees earned on insured derivatives	$4	$13	-69%
Realized gains (losses) on insured derivatives	(374)	(1)	n/m

Realized gains (losses) and other settlements on insured derivatives	(370)	12	n/m
Unrealized gains (losses) on insured derivatives	838	(73)	n/m

Net change in fair value of insured derivatives	$468	$(61)	n/m

n/m -	Percentage change not meaningful.

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the three months ended March 31, 2014, realized losses on insured derivatives resulted primarily from settlements and claim payments on CMBS transactions.

For the three months ended March 31, 2014, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations. For the three months ended March 31, 2013, unrealized losses on insured derivatives were principally associated with the effects of MBIA’s nonperformance risk on its derivative liabilities and collateral erosion partially offset by shorter weighted average lives on transactions and favorable movements in spreads and pricing on collateral.

As of March 31, 2014, MBIA Corp.’s five year CDS cost was 12.00% upfront plus 5% per annum compared with 38.63% upfront plus 5% per annum as of March 31, 2013. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 0.75% upfront plus 5% per annum to 17.06% upfront plus 5% per annum as of March 31, 2014. Those costs ranged from 32.13% upfront plus 5% per annum to 40.00% upfront plus 5% per annum as of March 31, 2013.

As of March 31, 2014, we had $16.7 billion of gross par outstanding on insured credit derivatives compared with $24.0 billion as of December 31, 2013. The decrease in gross par outstanding was primarily due to contractual terminations, amortizations and maturities. During the three months ended March 31, 2014, six insured issues, representing $7.0 billion in gross par outstanding, either matured or were contractually settled.

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles as our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent actual payments plus the present values of our estimates of expected future claim payments, net of expected future recoveries. MBIA Corp.’s expected future claim payments were discounted using a rate of 5.09%, the same rate used to calculate its statutory loss reserves as of March 31, 2014. MBIA UK Insurance Limited used a rate of 2.50% to discount its expected future claim payments and statutory loss reserves. We estimated that additional credit impairments on insured derivatives (excluding LAE) for the three months ended March 31, 2014 were $20 million across six insured issues. As of March 31, 2014, statutory loss and LAE reserves and credit impairments were $133 million. Refer to the following “Loss and Loss Adjustment Expenses” section for additional information about credit impairments on insured derivatives.

Our estimate of credit impairments, a non-GAAP measure, may differ from the fair values recorded in our consolidated financial statements. The Company believes its disclosure of credit impairments on insured derivatives provides additional meaningful information about potential realized losses on these contracts. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments. In the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse before or at the maturity of the contracts. Contracts also may be settled prior to maturity at amounts that may be more or less than their recorded fair values. Those settlements can result in realized gains or losses, and will result in the reversal of unrealized gains or losses. The Company is not required to post collateral to counterparties of these contracts. Refer to “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 for information on legislative changes that could require collateral posting by MBIA Corp. notwithstanding the contract terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The decrease in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended March 31, 2014 compared with the same period of 2013 was primarily due to the revaluation of non-functional currency cash.

REVENUES OF CONSOLIDATED VIEs For the three months ended March 31, 2014, total revenues of consolidated VIEs were $14 million compared with $44 million for the three months ended March 31, 2013. This decrease was primarily related to a decrease in net gains from second-lien RMBS put-back claims on ineligible mortgage loans partially offset by a decrease in net losses due to the movements of MBIA Corp.’s nonperformance risk.

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

The Company faces significant risks and uncertainties related to potential or actual losses from its second-lien RMBS insured exposure (due to the unpredictable performance of excess spread included in the transactions we insured) backed by home equity lines of credit (“HELOC”) or closed-end second mortgages (“CES”), its first-lien RMBS insured exposure, its ABS CDO insured exposure and its CMBS and CRE CDO insured exposure. Continued significant adverse developments and higher than expected payments on these exposures and/or lower than expected recoveries on the RMBS exposures, could result in a decline in the Company’s liquidity and statutory capital position.

The impact of insured exposures on the Company’s liquidity position is best understood by assessing the ultimate amount of payments and recoveries with respect to these exposures. In this regard, the Company discloses the discounted expected future net cash flows under all insurance contracts, irrespective of the legal form of the guarantee (i.e., financial guarantee insurance policy or insured derivative contract) or the GAAP accounting basis.

All amounts presented in the following aggregate losses and LAE tables are calculated in accordance with GAAP, with the exception of those related to insured credit derivative impairments. The amounts reported in aggregate losses and LAE and adjusted pre-tax income for insured credit derivative impairments are calculated in accordance with U.S. STAT because GAAP does not contain a comparable measurement basis for these contracts. All losses and recoverables reported in the following tables are measured using discounted probability-weighted cash flows. Losses and recoverables on VIEs that are eliminated in consolidation are included because the consolidation of these VIEs does not impact whether or not we will be required to make payments under our insurance contracts. As a result of the different accounting bases of amounts included in the following tables, the total provided in each table represents a non-GAAP measure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following tables present the aggregate loss and LAE reserves and insurance loss recoverables as of March 31, 2014 and December 31, 2013, and the aggregate change in the discounted values of net payments expected to be made on all insurance contracts for the three months ended March 31, 2014 and 2013:

Aggregate Losses and LAE Roll Forward

In millions	Financial Guarantee Insurance(1)	Financial Guarantee Insurance Related to Consolidated VIEs(2)	Insured Credit Derivative Impairments and LAE(3)	Reinsurance(4)	Total(5)
Gross loss and LAE reserves as of December 31, 2013	$554	$271	$476	$(7)	$1,294
Gross insurance loss recoverable as of December 31, 2013	(681)	(540)	(21)	5	(1,237)

Total reserves (recoverable) as of December 31, 2013	(127)	(269)	455	(2)	57
Ceded reserves	(2)	-	-	2	-

Net reserves as of December 31, 2013	(129)	(269)	455	-	57
Total aggregate losses and LAE incurred	64	20	20	-	104
(Payments) collections and other	(58)	(9)	(342)	-	(409)

Net reserves as of March 31, 2014	(123)	(258)	133	-	(248)
Ceded reserves	1	-	-	(1)	-

Total reserves (recoverable) as of March 31, 2014	$(122)	$(258)	$133	$(1)	$(248)

Gross loss and LAE reserves as of March 31, 2014	$540	$273	$154	$(6)	$961
Gross insurance loss recoverable as of March 31, 2014	(662)	(531)	(21)	5	(1,209)

Total reserves (recoverable) as of March 31, 2014	$(122)	$(258)	$133	$(1)	$(248)

(1) -	Included in “Losses and loss adjustment,” “Loss and loss adjustment expense reserves,” and “Insurance loss recoverable” on the Company’s consolidated financial statements.

(2) -	Represents loss expense, reserves and insurance loss recoverable eliminated upon the consolidation of insured VIEs.

(3) -	Represents statutory losses and LAE and recoveries for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations and the fair value of these contracts are recorded in “Derivative liabilities” on the Company’s consolidated balance sheets.

(4) -	Represents “Losses and loss adjustment,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated financial statements that are ceded to third-party reinsurers under insurance contracts. As of March 31, 2014 and December 31, 2013, there was a $1 million and $2 million receivable, respectively.

(5) -	Represents totals after ceding to third-party reinsurers under insurance contracts.

As of March 31, 2014, our aggregate insurance loss recoverable of $1.2 billion includes estimated recoveries of approximately $798 million from excess spread within insured second-lien RMBS securitizations. Excess spread is generated by performing loans within insured second-lien RMBS securitizations and is the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests. The amount of excess spread depends on the future loss trends (which include future delinquency trends, average time to charge-off delinquent loans and the availability of pool mortgage insurance), the future spread between prime and LIBOR interest rates; and borrower refinancing behavior which results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments may substantially impact the amounts we collect from excess spread.

Aggregate Losses and LAE (change in discounted values of net payments)

	Three Months Ended March 31, 2014
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Increase (decrease) in expected payments	$16	$26	$18	$18	$6	$84
(Increase) decrease in expected salvage	21	2	(2)	2	(3)	20

Total aggregate losses and LAE	$37	$28	$16	$20	$3	$104

(1) - Includes HELOC loans and CES.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	Three Months Ended March 31, 2013
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Increase (decrease) in expected payments	$109	$(12)	$(43)	$285	$(10)	$329
(Increase) decrease in expected salvage	(255)	(4)	5	(3)	26	(231)

Total aggregate losses and LAE	$(146)	$(16)	$(38)	$282	$16	$98

(1) - Includes HELOC loans and CES.

The increase in total aggregate losses and LAE for the three months ended March 31, 2014 compared with the same period of 2013 primarily resulted from an increase in recoveries of ineligible mortgage loans included in insured second-lien RMBS exposures in 2013 with no comparable increase in 2014. This decrease in expected salvage is partially offset by decreases in expected future payments, primarily on CMBS and second-lien RMBS exposures.

In addition to the information presented above, the following tables present aggregate losses and LAE for the three months ended March 31, 2014 and 2013 by insurance type:

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	Three Months Ended March 31, 2014
In millions	Second-lien RMBS (1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Financial guarantee insurance(2)	$25	$30	$6	$-	$3	$64
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(3)	12	(2)	10	-	-	20
Insured credit derivatives (statutory basis)(4)	-	-	-	20	-	20

Total aggregate losses and LAE	$37	$28	$16	$20	$3	$104

(1) -	Includes HELOC loans and CES.

(2) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(3) -	Represents losses eliminated upon the consolidation of insured VIEs.

(4) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

	Three Months Ended March 31, 2013
In millions	Second-lien RMBS (1)	First-lien RMBS	ABS CDO	CMBS	Other	Total
Financial guarantee insurance(2)	$(153)	$(16)	$(37)	$(8)	$16	$(198)
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(3)	7	-	(2)	-	-	5
Insured credit derivatives (statutory basis)(4)	-	-	1	290	-	291

Total aggregate losses and LAE	$(146)	$(16)	$(38)	$282	$16	$98

(1) -	Includes HELOC loans and CES.

(2) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(3) -	Represents losses eliminated upon the consolidation of insured VIEs.

(4) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents information about our losses and LAE incurred for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Percent Change
In millions	2014	2013
Losses and LAE related to expected payments	$48	$(1)	n/m
Recoveries of expected payments	17	(197)	-109%

Gross losses incurred	65	(198)	-133%
Reinsurance	(1)	-	n/m

Losses and loss adjustment expenses	$64	$(198)	-132%

n/m - Percent change not meaningful.

For the three months ended March 31, 2014, losses and LAE related to expected payments primarily included $28 million related to insured first-lien RMBS transactions and $7 million related to insured second-lien transactions. The recoveries of expected payments of $17 million primarily related to decreases in excess spread within the insured second-lien RMBS securitizations.

For the three months ended March 31, 2013, recoveries of expected payments of $197 million included $306 million resulting from ineligible mortgage loans included in insured second-lien RMBS exposures that were subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans, partially offset by a reduction in excess spread within these securitizations of $94 million. The losses and LAE related to expected payments of $1 million included decreases of $39 million related to ABS CDO transactions, $12 million related to first-lien RMBS transactions and $17 million of other activity. Partially offsetting these decreases were increases of $67 million related to insured second-lien RMBS transactions.

For the three months ended March 31, 2014, losses and LAE incurred included the elimination of a $20 million expense as a result of the consolidation of VIEs. The $20 million expense included gross losses related to expected future payments of $19 million and gross recoveries of expected payments of $1 million. For the three months ended March 31, 2013, losses and LAE incurred included the elimination of a $5 million expense as a result of the consolidation of VIEs. The $5 million expense included gross losses related to expected payments of $38 million, partially offset by gross recoveries of expected payments of $33 million.

The following table presents information about our insurance reserves and recoverable as of March 31, 2014 and December 31, 2013. The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date.

In millions	March 31, 2014	December 31, 2013	Percent Change
Gross loss and LAE reserves	$674	$700	-4%
Expected recoveries on unpaid losses	(134)	(146)	-8%

Loss and LAE reserves	$540	$554	-3%

Insurance loss recoverable	$662	$681	-3%
Insurance loss recoverable—ceded(1)	$5	$5	- %
Reinsurance recoverable on paid and unpaid losses(2)	$6	$7	-14%

(1) - Reported within “Other liabilities” on our consolidated balance sheets.

(2) - Reported within “Other assets” on our consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Included in the Company’s loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves, but excludes par outstanding, as of March 31, 2014 and December 31, 2013 for two and one issues, respectively, that had no expected future claim payments or par outstanding, but for which the Company was obligated to pay LAE incurred in prior periods. As of March 31, 2014 and December 31, 2013, loss and LAE reserves comprised the following:

	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
$ in millions	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Gross of reinsurance:
Issues with defaults	112	103	$380	$388	$5,798	$6,124
Issues without defaults	16	20	160	166	894	1,029

Total gross of reinsurance	128	123	$540	$554	$6,692	$7,153

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

MBIA reports expected potential recoveries of certain paid claims within “Insurance loss recoverable” and the corresponding estimated recovery amounts due to reinsurers within “Other liabilities” on the Company’s consolidated balance sheets. As of March 31, 2014 and December 31, 2013, our insurance loss recoverable in our structured finance and international insurance segment was $662 million and $681 million, respectively. The decrease in our insurance loss recoverable primarily resulted from decreases in excess spread within insured second-lien RMBS securitizations. Insurance loss recoverables due to reinsurers totaled $5 million as of March 31, 2014 and December 31, 2013, and are only paid to reinsurers upon receipt of such amounts by MBIA.

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities (“MBS”) backed by residential mortgage loans, including second-lien RMBS transactions (revolving HELOC loans and CES). MBIA Corp. also insures MBS backed by first-lien alternative A-paper (“Alt-A”) and subprime mortgage loans directly through RMBS securitizations. There has been considerable stress and continued deterioration in the mortgage market since 2008 reflected by increased delinquencies and losses, particularly related to Alt-A and subprime mortgage loans originated during 2005, 2006 and 2007. We currently do not expect ultimate material losses on Alt-A and subprime mortgage transactions given the amount of subordination below MBIA Corp.’s insured portion of such transactions available to absorb losses from collateral defaults. For the three months ended March 31, 2014, we recorded losses and LAE of $30 million related to insured first-lien RMBS transactions. The $30 million consolidated losses and LAE comprised losses and LAE related to expected payments of $28 million and a decrease in recoveries of expected payments of $2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following tables present the gross par outstanding by vintage year of MBIA Corp.’s total direct RMBS insured exposure as of March 31, 2014 and December 31, 2013. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding as of March 31, 2014
In millions	Prime First-lien	Alt-A First-lien		Subprime First-lien		HELOC Second-lien	CES Second-lien	Total
2005 - 2007	$13	$1,399		$254		$2,119	$2,458	$6,243
2004 and prior	145	627		693		477	45	1,987

Total gross par	$158	$2,026	(1)	$947	(2)	$2,596	$2,503	$8,230

(1) - Includes international exposure of $579 million.

(2) - Includes international exposure of $7 million.

	Gross Par Outstanding as of December 31, 2013
In millions	Prime First-lien	Alt-A First-lien		Subprime First-lien		HELOC Second-lien	CES Second-lien	Total
2005 - 2007	$14	$1,564		$358		$2,186	$2,560	$6,682
2004 and prior	167	648		742		500	49	2,106

Total gross par	$181	$2,212	(1)	$1,100	(2)	$2,686	$2,609	$8,788

(1) - Includes international exposure of $589 million.

(2) - Includes international exposure of $8 million.

During the three months ended March 31, 2014, we paid approximately $29 million of claim payments and LAE, net of reinsurance and collections, on insured second-lien RMBS transactions, or $21 million after eliminating $8 million of net payments made on behalf of consolidated VIEs. Through March 31, 2014, we have made claim payments and LAE for 37 out of 43 insured second-lien RMBS transactions.

As of March 31, 2014, we had loss and LAE reserves related to our remaining insured second-lien RMBS exposure of $147 million before eliminating $38 million of loss and LAE reserves related to our consolidated VIEs. The loss and LAE reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the excess spread we expect from the performing mortgage loans in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” on our consolidated balance sheets. The payments that we make virtually all go to reduce the principal balances of the securitizations.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Structured finance and international insurance segment expenses for the three months ended March 31, 2014 and 2013 are presented in the following table:

	Three Months Ended March 31,		Percent Change
In millions	2014	2013
Gross expenses	$15	$29	-48%

Amortization of deferred acquisition costs	$19	$33	-42%
Operating	15	26	-42%

Total insurance operating expenses	$34	$59	-42%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three months ended March 31, 2014 compared with the same period of 2013 primarily due to decreases in costs associated with support provided by our corporate segment, legal and litigation related costs and compensation expense. The decrease in the amortization of deferred acquisition costs for the three months ended March 31, 2014 compared with the same period of 2013 principally reflects the acceleration of deferred costs into earnings in prior periods as policies were terminated. Operating expenses decreased for the three months ended March 31, 2014 compared with the same period of 2013 due to decreases in gross expenses. We did not defer a material amount of policy acquisition costs during the first quarter of 2014 or 2013. Policy acquisition costs in these periods were primarily related to ceding commission income and premium taxes on installment policies written in prior periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE Interest expense incurred by our structured finance and international insurance segment decreased for the three months ended March 31, 2014 compared with the same period of 2013 primarily due to the repayment of the National Secured Loan in May of 2013.

INSURED PORTFOLIO EXPOSURE The credit quality of our structured finance and international insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of March 31, 2014 and December 31, 2013, 23% of our structured finance and international insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

Structured Finance and International Insurance Selected Portfolio Exposures

The following is a summary of selected significant exposures within the insured portfolio of our structured finance and international insurance segment. Many of these sectors are and have been considered volatile over the past several years. As described below, we may experience considerable incurred losses and future expected payments in certain of these sectors. There can be no assurance that the loss reserves described below will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates.

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

As of March 31, 2014, MBIA Corp.’s $21.8 billion CDO portfolio represented 31% of its total insured gross par outstanding of $70.3 billion. As of December 31, 2013, MBIA Corp.’s $29.7 billion CDO portfolio represented 37% of its total insured gross par outstanding of $80.4 billion. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions	Gross Par Outstanding as of
Collateral Type	March 31, 2014	December 31, 2013	Percent Change
Multi-sector CDOs	$1.4	$1.5	-7%
Investment grade corporate CDOs	11.7	15.6	-25%
High yield corporate CDOs	4.1	4.3	-5%
Commercial real estate pools and CRE CDOs	4.6	8.3	-45%

Total	$21.8	$29.7	-27%

Multi-Sector CDOs

The multi-sector CDO portfolio is comprised of 11 transactions insured in the primary market between 2002 and 2006 and 19 transactions insured in the secondary market between 2000 and 2004. The underlying collateral in MBIA Corp.’s insured multi-sector CDO transactions is comprised of RMBS, other multi-sector CDOs, corporate CDOs, collateralized loan obligations, ABS (e.g., securitizations of auto receivables, credit cards, etc.), CRE CDOs, CMBS and corporate credits.

Generally, we are subject to a claim on a multi-sector CDO when the insured tranche incurs an interest or principal shortfall. Such shortfalls result once the underlying collateral supporting the transaction no longer generates enough cash flow to support the insured notes. MBIA Corp.’s payment obligation after a default insures current interest and ultimate principal. Original subordination levels for transactions insured in the primary market ranged from 10% to 31%. Current subordinations range from 0% to 27%.

The significant erosion of subordination in our multi-sector CDO transactions principally resulted from the underperformance of RMBS and CDO collateral. The erosion of subordination in these transactions increases the likelihood that MBIA Corp. will pay claims. As of March 31, 2014, there were credit impairment estimates for 21 classified multi-sector CDO transactions for which MBIA Corp. expects to incur actual net claims in the future, representing 70% of all MBIA Corp.-insured multi-sector CDO transactions (including both CDS and non-CDS contracts). Of the remaining transactions, 13% are on our “Caution List” and 17% continue to perform at or close to our original expectations. In the event of further performance deterioration of the collateral referenced or held in our multi-sector CDO transactions, the amount of credit impairments could increase materially.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of March 31, 2014, our gross par exposure to multi-sector CDOs of $1.4 billion represented 2% of MBIA Corp.’s total gross par insured.

Investment Grade Corporate CDOs

Our gross par exposure to investment grade CDOs of $11.7 billion represents 54% of MBIA Corp.’s CDO exposure and 17% of MBIA Corp.’s total gross par insured. The portfolio is comprised of nine investment grade corporate CDO exposures insured in 2006 and 2007 referencing pools of predominantly investment grade corporate credits. Two of these pools include limited exposure to other asset classes, including structured finance securities (such as RMBS and CDOs). Our investment grade corporate CDO policies guarantee coverage of losses on collateral assets once a deductible has been eroded, and are highly customized structures. The Company’s insured investment grade corporate CDOs have experienced erosion of subordination due to the default of underlying referenced corporate and structured finance securities, but we currently do not expect losses on MBIA Corp.’s insured tranches. Original subordination levels for seven of the investment grade corporate CDO policies referencing only direct corporate credit ranged from 15% to 30%. Current subordination levels for these seven policies are between 12% and 28%.

Our gross par exposure to insured investment grade corporate CDOs includes $4.5 billion across two transactions that were structured to include buckets (typically 30% to 35% of the overall CDO) of references to specific tranches of other investment grade corporate CDOs (monotranches). In such transactions, MBIA Corp.’s insured investment grade corporate CDOs include direct corporate or structured credit reference risks, and monotranche or single layer credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The referenced monotranches in such CDOs were typically rated double-A and sized to approximately 3% of the overall reference risk pool. The inner referenced monotranches are not subject to acceleration and do not give control rights to a senior investor. The inner referenced monotranches have also experienced erosion of subordination due to defaults in their referenced corporate assets. These transactions had original subordination of 25% and current subordination ranges from 16% to 18%.

High Yield Corporate CDOs

Our high yield corporate CDO portfolio, totaling $4.1 billion of gross par exposure, largely comprises middle-market/special- opportunity corporate loan transactions. Our gross par exposure to high yield corporate CDOs represents 19% of MBIA Corp.’s CDO exposure and 6% of MBIA Corp.’s total gross par insured as of March 31, 2014. Original subordination for our high yield corporate portfolio ranged from 22% to 33%. Current subordination is between 9% and 42%. Declines in subordination levels result from defaults in underlying collateral, as well as sales of underlying collateral at discounted prices. Subordination within CDOs may decline further over time as a result of additional collateral deterioration. We do not expect insured losses on our high yield corporate CDO portfolio. Accordingly, as of March 31, 2014, there is no loss reserve established for this portfolio. However, there can be no assurance that the Company will not incur losses as a result of further deterioration in subordination.

Commercial Real Estate Pools and CRE CDOs

As of March 31, 2014, we had $4.6 billion of gross par exposure to the CRE sector through insured structured transactions primarily comprising CRE collateral. In addition, MBIA Corp. insures approximately $696 million in CRE loan pools, primarily comprising European assets. We do not expect insured losses on our CRE loan pools. These CRE loans are not included in the following “Structured CMBS Pools” and “CRE CDOs” sections. During the first quarter of 2014, MBIA Corp. commuted $3.4 billion of gross par CRE exposure primarily comprising structured CMBS pools in which the reference CMBS were originally rated single-A.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of credit impairments on our CRE pools and CDO exposure, including the methodology used to calculate these impairments.

Structured CMBS Pools

As of March 31, 2014, our gross par exposure to structured CMBS pools totaled $3.7 billion and represented approximately 5% of MBIA Corp.’s total gross par insured. Our structured CMBS pool insured transactions are pools of CMBS bonds, Real Estate Investment Trust (“REIT”) debt and other CRE CDOs structured with first loss deductibles such that MBIA Corp.’s obligation attached at a minimum of a triple-A level when the policies were issued. The deductible sizing was a function of the underlying collateral ratings and certain structural attributes. MBIA Corp.’s guarantees for most structured CMBS pool transactions cover losses on collateral assets once the deductibles have been eroded. These deductibles provide credit enhancement and subordination to MBIA’s insured position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

MBIA Corp.’s guarantee generally is in the form of a CDS referencing the static pooled transactions. MBIA Corp. would have a payment obligation if the volume of collateral losses exceeds the deductible level in the transaction. Loss payments on these transactions are generally due upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted. Each pool comprising CMBS bonds is ultimately backed by the commercial mortgage loans securitized within each CMBS trust. The same CMBS bonds may be referenced in multiple pools. The Company’s structured CMBS pools are static, meaning that the collateral pool of securitizations cannot be and has not been changed since the origination of the policy. Most transactions comprised similarly rated underlying tranches at inception. The deductible for each transaction varies according to the ratings of the underlying collateral. For example, a transaction which comprised originally triple-B rated underlying CMBS bonds would typically include a 30-35% deductible to MBIA Corp.’s position whereas a transaction comprising all originally triple-A rated underlying CMBS bonds would typically have required a 5-10% deductible.

Original deductibles for our structured CMBS pools ranged from 5.0% to 82.3%. As of March 31, 2014, the deductibles for these transactions ranged from 0% to 83.7%. Deductibles are eroded as bonds experience realized losses which are ultimately due to liquidations of underlying loan collateral.

As of March 31, 2014, we had exposure to two static CMBS pools, having $626 million of gross par outstanding, that were originally insured in 2007, and in which substantially all of the underlying collateral comprised CMBS tranches originally rated triple-B and lower. We believe this exposure represents our greatest loss potential within our CMBS portfolio. We are currently paying claims on one of these pools with an insured gross par exposure of $378 million as of March 31, 2014, that is comprised of 2004, 2005 and 2006 vintage collateral. Aside from these original triple-B collateral-backed deals, our $3.1 billion of remaining insured structured CMBS pools primarily consists of transactions backed by collateral originally rated triple-A and originated in 2004, 2005, 2006 or 2007.

Actual losses will be a function of the proportion of loans in the pools that are foreclosed and liquidated and the loss severities associated with those liquidations. If the deductibles in the Company’s insured transactions and underlying referenced CMBS transactions are fully eroded, additional property level losses upon foreclosures and liquidations could result in substantial losses for MBIA. Ultimate loss rates remain uncertain and it is possible that we will experience severe losses or liquidity needs due to increased deterioration in our insured CMBS portfolio or our failure to commute the policies, in particular if macroeconomic stress escalates, there is a new recession, increased delinquencies, higher levels of liquidations of delinquent loans, and/or higher severities of loss upon liquidation. Although we still believe the likelihood of a recession in the near future is low, we do consider the possibility in our estimates for future claims.

CRE CDOs

As of March 31, 2014, our gross par exposure to CRE CDOs was approximately $876 million and represented approximately 1% of MBIA Corp.’s total gross par insured. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt, and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. These transactions benefit from typical CDO structural features such as cash diversion triggers, collateral quality tests, and manager replacement provisions. MBIA Corp. guarantees timely interest and ultimate principal of these CDOs. As with our other insured CDOs, these transactions were structured with credit protection originally rated triple-A, or a multiple of triple-A, below our guarantee. To the extent losses do occur on these transactions, the payments are due at the maturity date, which range from the years 2045 through 2056.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance and Structured Finance and International Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of March 31, 2014 for our U.S. public finance and structured finance and international insurance operations:

In millions	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable(1)
Reinsurers
Assured Guaranty Re Ltd.	AA (Stable Outlook)	Baa1 (Stable Outlook)	$3,926	$30	$-
Assured Guaranty Corp.	AA (Stable Outlook)	A3 (Stable Outlook)	2,540	-	7
Overseas Private Investment Corporation	AA+ (Stable Outlook)	Aaa (Stable Outlook)	312	-	-
Others	A- or above	A2 or above	116	3	-

Total			$6,894	$33	$7

(1) - Total reinsurance recoverable is primarily recoverables on unpaid losses.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of March 31, 2014, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $6.9 billion compared with $7.1 billion as of December 31, 2013. As of March 31, 2014, $5.6 billion of the ceded par outstanding was ceded from our U.S. public finance insurance segment and $1.3 billion was ceded from our structured finance and international insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Advisory Services

Our asset management and advisory business is primarily conducted through Cutwater. Cutwater provides advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its other subsidiaries.

The following table summarizes the results and assets under management of our advisory services segment for the three months ended March 31, 2014 and 2013. These results include revenues and expenses from transactions with the Company’s insurance, corporate, and wind-down operations.

	Three Months Ended March 31,		Percent Change
In millions	2014	2013
Fees	$9	$11	-18%
Net gains (losses) of financial instruments at fair value and foreign exchange	(4)	-	n/m

Total revenues	5	11	-55%
Operating expenses	12	12	-%

Pre-tax income (loss)	$(7)	$(1)	n/m

Ending assets under management:
Third-party	$12,589	$17,494	-28%
Insurance and corporate	7,047	7,224	-2%
Asset/liability products and conduits	3,605	4,717	-24%

Total ending assets under management	$23,241	$29,435	-21%

n/m - Percent change not meaningful.

For the three months ended March 31, 2014, the unfavorable change in pre-tax income (loss) compared with the same period of 2013 was primarily driven by a $4 million loss in foreign exchange from the liquidation of a foreign subsidiary. In addition, during the three months ended March 31, 2014, there was a decrease in fees due to declines in asset balances managed for third parties and our other segments.

Average third-party assets under management for the three months ended March 31, 2014 and 2013 were $12.7 billion and $17.7 billion, respectively. This decrease was principally due to declines in our pool products and CDO management business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the three months ended March 31, 2014 and 2013. The results include revenues and expenses that arise from general corporate activities and from providing support to our other segments.

	Three Months Ended March 31,		Percent Change
In millions	2014	2013
Net investment income	$6	$1	n/m
Fees	18	27	-33%
Net gains (losses) on financial instruments at fair value and foreign exchange	(14)	5	n/m
Other net realized gains (losses)	1	-	n/m
Revenues of consolidated VIEs:
Other net realized gains (losses)	(5)	-	n/m

Total revenues	6	33	-82%

Operating	22	67	-67%
Interest	12	12	-%

Total expenses	34	79	-57%

Pre-tax income (loss)	$(28)	$(46)	-39%

n/m - Percent change not meaningful.

FEES Fees are generated from support services provided to business units within the Company on a fee-for-service basis. Fees for the three months ended March 31, 2014 decreased compared with the same period of 2013 primarily due to a decrease in fees paid by our conduit segment for administrative and other services.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended March 31, 2014 compared with the same period of 2013 was primarily due to the changes in the fair value of outstanding warrants issued on MBIA Inc. common stock. These changes were attributable to an improvement in MBIA Inc.’s stock price and fluctuations in volatility, which are used in the valuation of the warrants.

REVENUES OF CONSOLIDATED VIEs For the three months ended March 31, 2014, total revenues of consolidated VIEs related to net losses as a result of the deconsolidation of a VIE.

OPERATING EXPENSES Operating expenses for the three months ended March 31, 2014 decreased compared with the same period of 2013 due to decreases in compensation and legal and litigation related expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Asset/Liability Products

The following table presents the results of our asset/liability products segment for the three months ended March 31, 2014 and 2013. These results include revenues and expenses from transactions with the Company’s other segments.

	Three Months Ended March 31,		Percent Change
In millions	2014	2013
Net investment income	$7	$7	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	(38)	3	n/m
Net gains (losses) on extinguishment of debt	1	4	-75%

Total revenues	(30)	14	n/m

Operating	2	2	-%
Interest	18	20	-10%

Total expenses	20	22	-9%

Pre-tax income (loss)	$(50)	$(8)	n/m

n/m - Percent change not meaningful.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended March 31, 2014 compared with the same period of 2013 was primarily the result of foreign exchange losses in 2014 compared to foreign exchange gains in 2013 and derivative losses in 2014 compared with gains in 2013, partially offset by a decline in losses on MTNs carried at fair value.

Conduits

Our conduit segment is operated through Meridian Funding Company, LLC (“Meridian”). Certain of MBIA’s consolidated subsidiaries have received fees for services provided to Meridian.

Total revenues increased to $4 million for the three months ended March 31, 2014 compared with $2 million for same period of 2013. This increase was primarily due to net gains on the extinguishment of debt issued by Meridian, partially offset by a decrease in net investment income as a result of a lower average asset balance. Total expenses for the three months ended March 31, 2014 decreased $13 million compared with the same period of 2013. This decrease was primarily due to a decline in fees paid to our corporate segment for administrative and other services.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2014 and 2013 are presented in the following table:

	Three Months Ended March 31,
In millions	2014	2013
Pre-tax income (loss)	$404	$215
Provision (benefit) for income taxes	$148	$51
Effective tax rate	36.6%	23.7%

For the three months ended March 31, 2014, our effective tax rate applied to our pre-tax income was higher than the U.S. statutory tax rate of 35% primarily due to the non-deductibility of certain expenses and an increase in our valuation allowance against our deferred tax asset. For the current quarter, the consolidated tax provision is based on actual results and not on an estimated annual effective tax rate.

For the three months ended March 31, 2013, our effective tax rate applied to our pre-tax income was lower than the U.S. statutory tax rate of 35% primarily due to a reversal of a portion of the Company’s valuation allowance against its deferred tax asset.

The Company is party to a tax allocation agreement with members of its holding company system effective January 1, 1987. The agreement was amended and restated effective September 8, 2011 to change the method of calculating each domestic insurer’s tax liability to the method permitted by paragraph 3(a) of Department Circular Letter #33 (1979). The agreement was submitted to the NYSDFS for review and non-disapproval pursuant to Section 1505 of the New York Insurance Law (“NYIL”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Refer to “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the Company’s valuation allowance against deferred tax assets and its accounting for tax uncertainties.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Corp. Total capital resources was $5.1 billion and $4.8 billion as of March 31, 2014 and December 31, 2013, respectively. MBIA Inc. utilizes its capital resources to support the business activities of its subsidiaries. As of March 31, 2014, MBIA Inc.’s investments in subsidiaries totaled $4.2 billion.

In addition, MBIA Inc. also supports the MTN and investment agreement obligations originally issued by our asset/liability products segment. MBIA Inc. seeks to maintain sufficient liquidity and capital resources to meet its general corporate needs, including those of its asset/liability products segment, which are in wind-down. As of March 31, 2014 and December 31, 2013, the combined net debt of MBIA Inc.’s corporate segment and asset/liability products segment, which primarily comprised long-term debt, MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost and a tax receivable from subsidiaries, totaled $1.1 billion. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its net debt and its general corporate needs over time from distributions from its operating subsidiaries. In addition, the Company may also consider raising third-party capital. There can be no assurance that the aforementioned factors will generate sufficient cash to satisfy its net debt. Refer to the following “Liquidity—MBIA Inc. Liquidity” section for additional information about MBIA Inc.’s liquidity.

As of March 31, 2014 and December 31, 2013, there was $1.4 billion of GFL MTNs outstanding.

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

MBIA Inc. or its subsidiaries may repurchase or redeem their outstanding debt at prices that we deem to be economically advantageous. During the three months ended March 31, 2014, we redeemed $104 million par value outstanding of MTNs issued by our conduit segment at a cost of approximately 96% of par value. In addition, we also repurchased approximately $28 million par value outstanding of GFL MTNs issued by our asset/liability segment at a weighted average cost of approximately 97% of par value.

During the three months ended March 31, 2013, we repurchased approximately $24 million par value outstanding of GFL MTNs issued by our asset/liability segment at a weighted average cost of approximately 94% of par value.

Insurance Statutory Capital

National and MBIA Corp. are incorporated and licensed in, and are subject to primary insurance regulation and supervision by, the State of New York. MBIA UK Insurance Limited is authorized by the Prudential Regulation Authority and regulated by the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom. National and MBIA Corp. each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of U.S. STAT and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct. U.S. STAT differs from GAAP in a number of ways. Refer to the statutory accounting practices note to consolidated financial statements of National and MBIA Corp. within exhibits 99.1 and 99.2, respectively, of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 for an explanation of the differences between U.S. STAT and GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National

Capital and Surplus

National reported total statutory capital of $3.3 billion as of March 31, 2014 and December 31, 2013. As of March 31, 2014, statutory capital comprised $1.2 billion of contingency reserves and $2.1 billion of policyholders’ surplus. National had statutory net income of $72 million for the three months ended March 31, 2014. Consistent with our plan to transform our insurance business, the Company received approval from the NYSDFS to reset National’s unassigned surplus to zero, which was effective January 1, 2010. As of March 31, 2014, National’s unassigned surplus was $1.6 billion.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Corp.—Capital and Surplus” section for additional information about contingency reserves under the NYIL. National’s policyholders’ surplus would grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, dividends and incurred losses would reduce policyholders’ surplus. As of March 31, 2014 and December 31, 2013, National had one single risk limit overage and was in compliance with its aggregate risk limits.

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

National had a positive earned surplus as of March 31, 2014, which provides National with dividend capacity. As a condition to the NYSDFS’ approval of the simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) between MBIA Inc. and National, the NYSDFS requested that, until the notional amount of the Asset Swap has been reduced to 5% or less of National’s admitted assets, each of MBIA Inc., MBIA Corp. and National provide the NYSDFS with three months prior notice, or such shorter period as the NYSDFS may permit, of its intent to initiate cash dividends on shares of its common stock. National provided the NYSDFS with such notice. In October of 2013, National declared and paid a dividend of $214 million to its ultimate parent, MBIA Inc.

National’s statutory policyholders’ surplus was lower than its GAAP shareholder’s equity by $1.6 billion as of March 31, 2014. U.S. STAT differs from GAAP in certain respects. Refer to “Note 11: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of National within exhibit 99.1 of this annual report on Form 10-K for an explanation of the differences between U.S. STAT and GAAP.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of March 31, 2014 and December 31, 2013 are presented in the following table:

In millions	As of March 31, 2014	As of December 31, 2013
Policyholders’ surplus	$2,165	$2,086
Contingency reserves	1,168	1,172

Statutory capital	3,333	3,258
Unearned premium reserve	1,613	1,678
Present value of installment premiums(1)	223	226

Premium resources(2)	1,836	1,904
Net loss and LAE reserves(1)	(101)	(87)
Salvage reserves	167	177

Gross loss and LAE reserve	66	90

Total claims-paying resources	$5,235	$5,252

(1) -	Calculated using a discount rate of 3.14% as of March 31, 2014 and December 31, 2013.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

MBIA Corp.

Capital and Surplus

MBIA Corp. reported total statutory capital of $787 million as of March 31, 2014 compared with $825 million as of December 31, 2013. As of March 31, 2014, statutory capital comprised $386 million of contingency reserves and $401 million of policyholders’ surplus. For the three months ended March 31, 2014, MBIA Corp. had a statutory net loss of $46 million, primarily due to losses and LAE incurred partially offset by net premiums earned. MBIA Corp.’s policyholders’ surplus as of March 31, 2014 included a negative unassigned surplus of $1.6 billion. As of March 31, 2014, MBIA Corp.’s policyholders’ surplus was negatively impacted by $139 million because under NYIL it was not permitted to treat as an admitted asset the portion of its investment in subsidiaries in excess of 60% of surplus. This overage was caused by a decrease in MBIA Corp.’s policyholders’ surplus due to additional insured losses during the first quarter of 2014. MBIA Corp.’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred and the percentage of its assets invested in subsidiaries continues to increase.

As of March 31, 2014, MBIA Corp. recognized estimated recoveries of $231 million, net of reinsurance and income taxes at a rate of 35%, on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions and $473 million related to excess spread recoveries, net of reinsurance and income taxes at a rate of 35%. These expected insurance recoveries represented 60% of MBIA Corp.’s statutory capital as of March 31, 2014. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in The Notes to Consolidated Financial Statements for additional information about these recoveries.

In order to maintain its New York State financial guarantee insurance license, MBIA Corp. is required to maintain a minimum of $65 million of policyholders’ surplus. MBIA Corp.’s policyholders’ surplus would grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. In addition, MBIA Corp.’s policyholders’ surplus could be enhanced by the settlement, commutation or repurchase of insured obligations at prices less than its statutory loss reserves for such transactions. Conversely, dividends or incurred losses or an inability to collect on our excess spread recoveries or ineligible mortgage loan put-back claims would reduce policyholders’ surplus.

Under NYIL, MBIA Corp. is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Under NYIL, MBIA Corp. is required to invest its minimum surplus and contingency reserves, and 50% of its loss reserves and unearned premium reserves, in certain qualifying assets. Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As of March 31, 2014, MBIA Corp. satisfied its contingency reserve requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

As of March 31, 2014, MBIA Corp. exceeded its aggregate risk limits under the NYIL by $122 million. The overage was caused by the decrease in statutory capital described above. MBIA Corp. previously notified the NYSDFS of the overage and submitted a plan to achieve compliance with the limits in accordance with the NYIL. If MBIA Corp. is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Corp. from transacting any new financial guarantee insurance business until it no longer exceeds the limitations. In 2014 and 2013, MBIA Corp. reported additional overages to the NYSDFS with respect to its single risk limits due to changes in its statutory capital.

In connection with MBIA Corp. obtaining approval from the NYSDFS to release excessive contingency reserves in previous periods, MBIA Corp. agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Corp. has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends in the near term.

As of March 31, 2014, the par amount outstanding of MBIA Corp.’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) was $953 million. Section 1307 of the Insurance Law and the Fiscal Agency Agreement governing the surplus notes (the “Fiscal Agency Agreement”), which was approved as it relates to Section 1307 by the NYSDFS in connection with the issuance of the Surplus Notes, each impose restrictions on the payments of principal and interest (or the redemption price or any make-whole premium) on the Surplus Notes (“Surplus Note Payments”). Section 1307 of the Insurance Law provides that any payments on surplus notes issued by an insurer “shall be repaid only out of free and divisible surplus of such insurer with the approval of the superintendent whenever, in his judgment, the financial condition of such insurer warrants.” The Superintendent has broad discretion in determining whether to allow us to make Surplus Note Payments. We are not aware of any guidelines or interpretations that govern the exercise of the Superintendent’s discretion under Section 1307 in determining whether the financial condition of an insurer warrants the making of such payments. The Fiscal Agency Agreement provides that (a) Surplus Note Payments may be made only with the prior approval of the Superintendent, whenever, in his judgment, the financial condition of MBIA Corp. warrants, and (b) any such Surplus Note Payments may only be made to the extent MBIA Corp. has sufficient “Eligible Surplus” to make such payment. The Fiscal Agency Agreement defines “Eligible Surplus” as MBIA Corp. “surplus as regards policyholders,” less the sum of its “common capital stock” and “preferred capital stock”, as shown on its annual and quarterly statements filed with state insurance regulatory authorities. While the insurance law does not explicitly set forth the calculation of “free and divisible surplus”, MBIA believes that the calculation of Eligible Surplus, as set forth in the Fiscal Agency Agreement is the appropriate calculation of “free and divisible surplus” and is the commonly accepted calculation of “free and divisible surplus” used in connection with other surplus notes issued by New York domiciled insurance companies. MBIA Corp.’s “free and divisible surplus”, determined as set forth above, was $110 million as of March 31, 2014. MBIA Corp. is required to seek the Superintendent’s approval to make payments of accrued interest and principal when scheduled on the Surplus Notes. There is no assurance, however, when and if the Superintendent will approve Surplus Note Payments. Notwithstanding the sufficiency of MBIA Corp.’s Eligible Surplus available for the payment of Surplus Note Payments, the NYSDFS may deny approval of any Surplus Note Payments if the Superintendent concludes that MBIA Corp.’s financial condition does not warrant such approval.

The NYSDFS has not approved MBIA Corp.’s requests to make interest payments on the Surplus Notes since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Corp.’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of April 15, 2014, the scheduled interest payment date, there was $204 million of accrued and unpaid interest on the Surplus Notes. The accrued and unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Corp. obtains approval to pay some or all of such accrued and unpaid interest. No interest has been accrued or will accrue on the deferred interest.

MBIA Corp.’s statutory policyholders’ surplus is lower than its GAAP shareholders’ equity by $574 million as of March 31, 2014. U.S. STAT differs from GAAP in certain respects. Refer to “Note 14: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of MBIA Corp. within exhibit 99.2 of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 for an explanation of the differences between U.S. STAT and GAAP.

Claims-Paying Resources (Statutory Basis)

CPR is a key measure of the resources available to MBIA Corp. to pay claims under its insurance policies. CPR consists of total financial resources and reserves calculated on a statutory basis. CPR has been a common measure used by financial guarantee insurance companies to report and compare resources, and continues to be used by MBIA’s management to evaluate changes in such resources. We have provided CPR to allow investors and analysts to evaluate MBIA Corp., using the same measure that MBIA’s management uses to evaluate MBIA Corp.’s resources to pay claims under its insurance policies. There is no directly comparable GAAP measure. Our calculation of CPR may differ from the calculation of CPR reported by other companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Corp.’s CPR and components thereto, as of March 31, 2014 and December 31, 2013 are presented in the following table:

In millions	As of March 31, 2014	As of December 31, 2013
Policyholders’ surplus	$401	$403
Contingency reserves	386	422

Statutory capital	787	825
Unearned premium reserve	523	535
Present value of installment premiums(1)	798	850

Premium resources(2)	1,321	1,385
Net loss and LAE reserves(1)	(239)	103
Salvage reserves(3)	1,121	1,148

Gross loss and LAE reserve	882	1,251

Total claims-paying resources	$2,990	$3,461

(1) -	Calculated using a discount rate of 5.09% as of March 31, 2014 and December 31, 2013.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

(3) -	This amount primarily consists of expected recoveries related to the Company’s put-back claims.

LIQUIDITY

We evaluate and manage liquidity on a legal-entity basis to take into account the legal, regulatory and other limitations on available liquidity resources within the enterprise. We monitor our cash and liquid asset resources using stress-scenario testing. Members of MBIA’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity cushions on an enterprise-wide basis. Below is a discussion of our liquidity resources and requirements for our holding company and our insurance subsidiaries.

MBIA Inc. Liquidity

MBIA Inc.’s liquidity resources support our corporate and asset/liability products segments. The activities of MBIA Inc. consist of:

•	holding and managing investments;

•	servicing outstanding corporate debt instruments, investment agreements and the intercompany loans that support MTNs issued by GFL;

•	posting collateral under hedging arrangements, investment agreements and the Asset Swap;

•	making payments related to interest rate swaps; and

•	payments of operating expenses.

The primary sources of cash within MBIA Inc. used to meet its liquidity needs include:

•	available cash and liquid assets not subject to collateral posting requirements;

•	scheduled principal and interest on assets held in its investment portfolio;

•	dividends from subsidiaries;

•	payments under tax sharing agreements with these subsidiaries (once the payments become unrestricted); and

•	access to capital markets.

We expect that for the foreseeable future National will be the predominant source of dividends and tax sharing agreement payments. There can be no assurance as to the amount and timing of any such dividends or payments under the tax sharing agreements. Refer to the “Capital Resources—Insurance Statutory Capital” section for additional information on payments of dividends. We do not expect that liquidity stress at MBIA Corp. would have any direct impact on MBIA Inc. given that we do not expect MBIA Inc. to receive distributions from MBIA Corp. for the foreseeable future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

During the first quarter of 2014, MBIA Inc. received $173 million under the MBIA group tax sharing agreement and related escrow agreement. Included in this amount was $160 million that represents National’s liability under the tax sharing agreement for the 2011 tax year, and was released from escrow pursuant to the terms of the tax sharing agreement following the expiration of National’s two-year net operating loss carry-back period under U.S. tax rules. As of March 31, 2014, $338 million remained in escrow for the 2012 through the 2013 tax years. We expect to release up to $228 million of this escrow related to the 2012 tax year in 2015 which will further increase MBIA Inc.’s liquidity position.

MBIA Inc.’s corporate debt, investment agreements, derivatives and loans from GFL, and the GFL MTNs may be accelerated by the holders of such instruments upon the occurrence of certain events, such as a breach of covenant or representation or certain instances of bankruptcy or insolvency. In the event of any acceleration of our obligations, including under our corporate debt, investment agreements, GFL MTNs, or derivatives, we likely would have insufficient resources to pay amounts due. Refer to “Liquidity—MBIA Inc. Liquidity” in Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for information on these acceleration events.

MBIA Inc. has a net debt, which comprised long-term debt, GFL loans that support the GFL MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost (excluding investments in subsidiaries) and a tax receivable from subsidiaries, of $1.1 billion as of March 31, 2014. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its net debt and its general corporate needs over time from distributions from its operating subsidiaries, although there can be no assurance that these distributions will generate sufficient cash to satisfy its net debt.

Currently, the majority of the cash and securities of MBIA Inc. is pledged against investment agreement liabilities, derivatives and the Asset Swap, which limit its ability to raise liquidity through asset sales. A significant portion of MBIA Inc.’s assets that are pledged against Asset Swap liabilities are structured finance securities which have been particularly susceptible to price fluctuations during periods of market volatility. In addition, if the market value or rating eligibility of the assets which are pledged against MBIA Inc.’s obligations were to decline, we would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. To mitigate these risks, we seek to maintain cash and liquidity resources that we believe will be sufficient to make all payments due on our obligations and to meet other financial requirements, such as posting collateral. Contingent liquidity resources include: (1) accessing the capital markets; (2) sales of invested assets exposed to credit spread stress risk, which may occur at losses and increase MBIA Inc.’s net debt; (3) termination and settlement of interest rate swap agreements; and (4) advances from subsidiaries. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk.

Because most of MBIA Inc.’s assets are pledged against the obligations described above, the widening of credit spreads would have an adverse impact on the market value of these assets and increase collateralization requirements for the portfolio. The following table presents the estimated pre-tax change in the aggregate fair value of the asset/liability products business’ assets as of March 31, 2014 from instantaneous shifts in credit spread curves. This table assumes that all credit spreads move by the same amount; however, it is more likely that the actual changes in credit spreads will vary by investment sector and individual security. The table presents hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads.

	Change in Credit Spreads (Asset/Liability Products Business)
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$87	$31	$(29)	$(104)

As of March 31, 2014, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $499 million and comprised cash and liquid assets of $443 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $56 million not pledged directly as collateral for its asset/liability products activities. As of December 31, 2013, MBIA Inc. had $359 million of cash and liquid assets comprising $307 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $52 million not pledged directly as collateral for its asset/liability products activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

MBIA Corp. Liquidity

Liquidity available in the structured finance and international insurance segment is affected by:

•	our ability to collect on recoveries associated with loss payments;

•	the persistence of installment premiums;

•	investment results;

•	the payment of claims on insured exposures;

•	payments made to commute insured exposures;

•	the repayment of outstanding borrowings;

•	any unanticipated expenses; or

•	the impairment or a significant decline in the fair value of invested assets.

We may also experience liquidity constraints as a result of NYIL requirements that we maintain specified, high quality assets to back our reserves and surplus.

MBIA Corp. has recorded expected excess spread recoveries of $826 million as of March 31, 2014, associated with insured second-lien RMBS issues, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recoveries related to its claims against Credit Suisse related to ineligible loans included in an MBIA Corp. insured RMBS transaction. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. During the first quarter of 2014, MBIA Corp. collected $17 million of excess spread before reinsurance related to insured second-lien RMBS issues.

Liquidity needs within MBIA Corp. are primarily a result of the following:

•	loss payments on insured transactions;

•	operating expenses; and

•

principal and interest related to its surplus notes, to the extent approved by the NYSDFS. Refer to “Capital Resources—Insurance Statutory Capital” for a discussion on the denied requests from the NYSDFS to pay interest on its surplus notes.

Loss payment requirements for the structured finance and international financial guarantee contracts fall into three categories:

•	timely interest and ultimate principal;

•	ultimate principal only at final maturity; and

•

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

We believe that MBIA Corp.’s liquidity resources, including expected cash inflows, will adequately provide for anticipated cash outflows, including expected future claim payments. The liquidity position of MBIA Corp. has been stressed due to ongoing payments on second-lien RMBS exposures, payments on its remaining CMBS exposures and payments to counterparties in consideration for the commutation of insured transactions, which have resulted in a substantial reduction of exposure and potential loss volatility. Depending on the amount of actual future claims, including claims on insured exposures that in some cases may require large bullet payments, and the amount of future cash inflows, in particular in excess spread and put-back recoverables, MBIA Corp. may not have sufficient liquid assets to pay its claims. Also, future commutation payments on insured transactions to counterparties will depend on management’s assessment of available liquidity or ability to secure other sources of financing. In the event that we experience other unexpected liquidity requirements, we may have insufficient resources to meet our obligations or insufficient qualifying assets to support our surplus and reserves, and may seek to increase liquidity through financing transactions. There can be no assurance that we will be successful in generating sufficient cash to meet our obligations.

As of March 31, 2014, MBIA Corp. held cash and available-for-sale (“AFS”) investments of $1.3 billion, of which $423 million comprised cash and highly liquid assets that were immediately available to MBIA Corp. Included in the $1.3 billion was $799 million of cash and AFS investments held by MBIA Corp.’s subsidiaries. As of December 31, 2013, MBIA Corp. held cash and AFS investments of $1.6 billion, of which $827 million comprised cash and highly liquid assets that were immediately available to MBIA Corp. Included in the $1.6 billion was $693 million of cash and AFS investments held by MBIA Corp.’s subsidiaries.

National Liquidity

We believe that the liquidity position of our U.S. public finance insurance segment is sufficient to meet cash requirements in the ordinary course of business.

Liquidity needs within our U.S. public finance insurance segment are primarily a result of the following:

•	loss payments on insured transactions;

•	operating expenses; and

•	posting collateral under the Asset Swap.

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

National maintains the Asset Swap with MBIA Inc. which was amended in 2009 to replace MBIA Corp. with National. The Asset Swap provides MBIA Inc. with eligible assets to pledge under investment agreements and derivative contracts in the asset/liability products business. As of March 31, 2014, the notional amount utilized under each of these agreements was $470 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $480 million and $494 million, respectively. The net average interest rate on these transactions was 0.28% and 0.10% for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, National held cash and short-term investments of $689 million, of which $615 million was highly liquid and comprised highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds. As of December 31, 2013, National held cash and short-term investments of $665 million, of which $627 million was highly liquid and comprised commercial paper, money market funds, and highly rated municipal, U.S. agency and corporate bonds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Percent Change
In millions	2014	2013
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(424)	$(78)	n/m
Investing activities	210	323	-35%
Financing activities	(312)	(301)	4%
Effect of exchange rate changes on cash and cash equivalents	1	-	n/m
Cash and cash equivalents—beginning of period	1,258	990	27%

Cash and cash equivalents—end of period	$733	$934	-22%

n/m - Percent change not meaningful.

Operating activities

Net cash used by operating activities increased for the three months ended March 31, 2014 compared with the same period of 2013 primarily due to cash paid for insured derivative commutations and losses of $343 million and an increase in compensation expenses paid of $32 million. These changes were partially offset by a decrease in payments for financial guarantee losses and LAE of $29 million primarily due to reductions in payments for second-lien RMBS.

Investing activities

Net cash provided by investing activities decreased for the three months ended March 31, 2014 compared with the same period of 2013 primarily due to a net decrease in proceeds from net sales and redemptions of investments of $143 million partially offset by an increase in cash from derivative settlements and cash pledged as collateral of $46 million.

Financing activities

Net cash used by financing activities increased for the three months ended March 31, 2014 compared with the same period of 2013 primarily due to an increase in the principal paydowns of debt related to financial guarantee VIEs of $24 million, partially offset by a decrease in principal paydowns of investment agreements of $19 million.

Investments

The following discussion of investments, including references to consolidated investments, excludes investments reported under “Assets of consolidated variable interest entities” on our consolidated balance sheets. Investments of VIEs support the repayment of VIE obligations and are not available to settle obligations of MBIA. Our AFS investments comprise high-quality fixed-income securities and short-term investments. The following table presents our investment portfolio as of March 31, 2014 and December 31, 2013:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

In millions	As of March 31, 2014	As of December 31, 2013	Percent Change
Available-for-sale investments:
U.S. public finance insurance
Amortized cost	$4,629	$4,640	-%
Unrealized net gain (loss)	(35)	(105)	-67%

Fair value	4,594	4,535	1%

Structured finance and international insurance
Amortized cost	838	686	22%
Unrealized net gain (loss)	18	10	80%

Fair value	856	696	23%

Corporate
Amortized cost	536	577	-7%
Unrealized net gain (loss)	(51)	(56)	-9%

Fair value	485	521	-7%

Advisory services
Amortized cost	2	2	-%
Unrealized net gain (loss)	-	-	-%

Fair value	2	2	-%

Wind-down operations
Amortized cost	775	783	-1%
Unrealized net gain (loss)	46	19	142%

Fair value	821	802	2%

Total available-for-sale investments:
Amortized cost	6,780	6,688	1%
Unrealized net gain (loss)	(22)	(132)	-83%

Total available-for-sale investments at fair value	6,758	6,556	3%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

In millions	As of March 31, 2014	As of December 31, 2013	Percent Change
Investments carried at fair value:
U.S. public finance insurance
Amortized cost	134	136	-1%
Unrealized net gain (loss)	(2)	(7)	-71%

Fair value	132	129	2%

Structured finance and international insurance
Amortized cost	26	27	-4%
Unrealized net gain (loss)	2	2	-%

Fair value	28	29	-3%

Corporate
Amortized cost	94	112	-16%
Unrealized net gain (loss)	2	(1)	n/m

Fair value	96	111	-14%

Advisory services
Amortized cost	5	5	-%
Unrealized net gain (loss)	1	-	n/m

Fair value	6	5	20%

Total investments carried at fair value:
Amortized cost	259	280	-8%
Unrealized net gain (loss)	3	(6)	-150%

Total investments carried at fair value	262	274	-4%

Other investments at amortized cost:
U.S. public finance insurance operations segment	4	4	-%
Structured finance and international insurance	1	1	-%

Total other investments at amortized cost	5	5	-%

Consolidated investments at carrying value	$7,025	$6,835	3%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of March 31, 2014 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance Insurance		Structured Finance and International Insurance		Advisory Services		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Available-for-sale:
Aaa	$1,733	44%	$165	32%	$1	50%	$-	0%	$184	24%	$2,083	39%
Aa	1,324	34%	235	46%	-	0%	1	1%	119	16%	1,679	31%
A	589	15%	66	13%	-	0%	-	0%	222	30%	877	16%
Baa	138	3%	22	4%	1	50%	-	0%	199	26%	360	7%
Below investment grade	32	1%	18	4%	-	0%	148	82%	17	2%	215	4%
Not rated	116	3%	4	1%	-	0%	31	17%	15	2%	166	3%

Total	$3,932	100%	$510	100%	$2	100%	$180	100%	$756	100%	$5,380	100%
Short-term investments	655		345		-		305		62		1,367
Investments carried at fair value	132		28		6		96		-		262
Other investments	11		2		-		-		3		16

Consolidated investments at carrying value	$4,730		$885		$8		$581		$821		$7,025

As of March 31, 2014, the weighted average credit quality of the Company’s AFS investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations
Weighted average credit quality ratings	Aa	Aa	Aa	Below investment grade	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of March 31, 2014, Insured Investments at fair value represented $637 million or 9% of consolidated investments, of which $386 million or 6% of consolidated investments were Company-Insured Investments.

As of March 31, 2014, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the A range, and 3% of the total investment portfolio would be rated below investment grade in the Insured Investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The distribution of our Insured Investments by financial guarantee insurer as of March 31, 2014 is presented in the following table:

	U.S. Public Finance Insurance		Structured Finance and International Insurance		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$-	0%	$-	0%	$98	1%	$121	2%	$219	3%
National	59	1%	-	0%	-	0%	108	2%	167	3%
Assured Guaranty Municipal Corp.	56	1%	-	0%	-	0%	127	2%	183	3%
Ambac Financial Group, Inc.	8	0%	-	0%	8	0%	24	0%	40	0%
Financial Guaranty Insurance Company	4	0%	1	0%	13	0%	7	0%	25	0%
Other	3	0%	-	0%	-	0%	-	0%	3	0%

Total	$130	2%	$1	0%	$119	1%	$387	6%	$637	9%

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

The underlying ratings of the Company-Insured Investments as of March 31, 2014 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions	U.S. Public Finance Insurance		Wind-down Operations

Underlying Ratings Scale		Corporate		Total
National:
Aa	$29	$-	$16	$45
A	29	-	17	46
Baa	-	-	76	76

Total National	$58	$-	$109	$167

MBIA Corp.:
Aa	$-	$-	$64	$64
A	-	-	20	20
Baa	-	-	37	37
Below investment grade	-	98	-	98

Total MBIA Corp.	$-	$98	$121	$219

Total MBIA-Insured Investments	$58	$98	$230	$386

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of March 31, 2014, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range, the weighted average rating of only the Company-Insured Investments was in the Baa range, and investments rated as below investment grade in the Company-Insured Investments were 2% of the total consolidated investment portfolio.

Impaired Investments

As of March 31, 2014 and December 31, 2013, we held impaired AFS investments (investments for which fair value was less than amortized cost) with a fair value of $3.0 billion and $3.5 billion, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

We analyze impaired investments within our investment portfolio for other-than-temporary impairments (“OTTI”) on a quarterly basis. Key factors considered when assessing OTTI include but are not limited to: (a) structural and economic factors among security types that represent our largest exposure to credit impairment losses; (b) the duration and severity of the unrealized losses (i.e., a decline in the market value of a security by 20% or more at the time of the review, or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period); and (c) the results of various cash flow modeling techniques. Our cash flow analysis considers all sources of cash, including credit enhancement, that support the payment of amounts owed by an issuer of a security. This includes the consideration of cash expected to be provided by financial guarantors, including MBIA Corp., resulting from an actual or potential insurance policy claim.

Refer to “Note 7: Investments” in the Notes to Consolidated Financial Statements for a detailed discussion about impaired investments.

Debt Obligations

Principal payments due under our debt obligations for the nine months ending December 31, 2014 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. The repayment of principal on our surplus notes is reflected in 2018, which is the next call date. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of March 31, 2014, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of March 31, 2014
In millions	Nine Months Ending December 31, 2014	2015	2016	2017	2018	Thereafter	Total
Structured finance and international insurance segment:
Variable interest entity notes	$310	$442	$324	$358	$356	$3,618	$5,408
Surplus notes	-	-	-	-	940	-	940
Corporate segment:
Long-term debt	-	-	-	-	-	719	719
Asset/liability products segment:
Investment agreements	120	42	41	57	17	486	763
Medium-term notes	30	199	133	54	59	1,408	1,883
Conduit segment:
Medium-term notes	-	-	-	-	-	25	25

Total	$460	$683	$498	$469	$1,372	$6,256	$9,738

Other Commitments

Headquarter Lease Agreement

In March 2014, the Company entered into a lease agreement for its new headquarters as part of the Company’s cost reduction measures. The initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. The total future minimum lease payments over the initial lease term are $42 million inclusive of the annual rent escalation amounts and free rent period. Refer to “Note 13: Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for further information about this lease commitment.

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

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2014 from instantaneous shifts in interest rates:

	Change in Interest Rates

In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$264	$195	$108	$(127)	$(252)	$(371)

Foreign Exchange Sensitivity

Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2014 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(28)	$(14)	$14	$28

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2014 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. National’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The following table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$3	$70	$(73)	$(303)

Credit Derivatives Sensitivity

MBIA Corp. issued insurance policies insuring payments due on structured credit derivative contracts which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, ABS, RMBS and CMBS. These transactions were usually underwritten at or above a triple-A credit rating level. As of March 31, 2014, approximately 44% of the tranches insured by the Company were rated triple-A.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

In the first three months of 2014, MBIA Corp. has observed a tightening of its own credit spreads. As changes in fair value can be caused by factors unrelated to the performance of MBIA Corp.’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting will cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

The following tables reflect sensitivities to changes in credit spreads, rating migrations, recovery rates and MBIA Corp.’s own credit spreads. Each table stands on its own and should be read independently of each other. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s credit derivatives portfolio of instantaneous shifts in credit spreads as of March 31, 2014. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads (Structured Finance and International Insurance)

In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$79	$33	$9	$-	$(10)	$(68)	$(409)
Estimated net fair value	$(230)	$(276)	$(300)	$(309)	$(319)	$(377)	$(718)

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

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio of a one and three notch rating change in the credit quality as of March 31, 2014. A notch represents a one step movement up or down in the credit rating.

	Change in Credit Ratings (Structured Finance and International Insurance)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$89	$39	$-	$(76)	$(599)
Estimated net fair value	$(220)	$(270)	$(309)	$(385)	$(908)

Recovery rates on defaulted collateral are an input into MBIA Corp.’s valuation model. Sensitivity to changes in the recovery rate assumptions used by MBIA Corp. can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of March 31, 2014.

	Change in Recovery Rates (Structured Finance and International Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$39	$28	$-	$(36)	$(68)
Estimated net fair value	$(270)	$(281)	$(309)	$(345)	$(377)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

Accounting principles for fair value measurements require MBIA Corp. to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in MBIA Corp.’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivative portfolio using upfront credit spreads of 0%, an increase of 7 percentage points, and an increase of 15 percentage points. The actual upfront spread used in the valuation as of March 31, 2014 ranged from 0.75% to 17.06% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Corp.’s Upfront Credit Spread (Structured Finance and International Insurance)
In millions	Increase by 15 Percentage Points	Increase by 7 Percentage Points	No Change	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$55	$26	$-	$(25)
Estimated net fair value	$(254)	$(283)	$(309)	$(334)

MBIA Corp.’s insurance of structured credit derivatives typically remain in place until the maturity of the derivative. With respect to MBIA Corp.’s insured structured credit derivatives, in the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses should reverse before or at maturity of the contracts. Additionally, in the event of the termination and settlement of a contract prior to maturity, any resulting gain or loss upon settlement will be recorded in our consolidated financial statements. In February of 2008, the Company announced its intention not to insure credit derivatives in the future, except in transactions that are intended to reduce its overall exposure to insured derivatives.

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

While several factors influence the value of the Company’s warrants, including stock price, stock volatility, interest rates and dividends, changes in the value of the Company’s warrants during the first three months of 2014 were primarily driven by changes in the Company’s stock price. The following table presents the estimated pre-tax change in fair value and the estimated aggregate fair value of the Company’s warrants assuming a hypothetical stock price change of 10% and 25% as of March 31, 2014.

	Change in Stock Price
In millions	25% Increase	10% Increase	No Change	10% Decrease	25% Decrease
Estimated pre-tax net gains (losses)	$(46)	$(17)	$-	$16	$36
Estimated net fair value	$(122)	$(93)	$(76)	$(60)	$(40)

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

Item 1A. Risk Factors

The following should be read in conjunction with and supplements the risk factors described under Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Insured Portfolio Loss Related Risk Factors

MBIA Corp. insures certain transactions that continue to perform poorly, in particular RMBS transactions that include a substantial number of ineligible mortgage loans, and increased losses or a delay or failure in collecting expected recoveries may materially and adversely affect its financial condition and results of operations.

MBIA Corp. insures certain structured finance transactions that remain volatile and could result in additional losses, which could be substantial, including residential mortgage-backed securities (“RMBS”), asset-backed security (“ABS”) collateralized debt obligation (“CDOs”), commercial mortgage-backed securities (“CMBS”) pools and commercial real estate (“CRE”) transactions. Furthermore, MBIA Corp. has recorded expected recoveries on second-lien RMBS, and the timing and amount of those recoveries could change. Increased losses or a delay or failure in collecting expected recoveries may materially and adversely affect MBIA Corp.’s financial condition and results of operations.

With respect to RMBS transactions, MBIA Corp. continues to be exposed to risk of losses as a result of poor performance of ineligible loans included in its insured second-lien RMBS transactions, including transactions where it has reached settlements with the sellers/servicers but continues to insure the transactions. Losses in these transactions and in other transactions due to the inclusion of ineligible loans could continue. MBIA Corp. has also recorded significant loss reserves on its first-lien RMBS and ABS CDO exposures, and there can be no assurance that these reserves will be sufficient, in particular if the economy deteriorates.

With respect to insured credit default swap (“CDS”) contracts that are backed by structured CMBS pools and CRE CDOs, MBIA Corp. has experienced ratings erosion in the total CMBS collateral underlying its insured static pools. Since 2013, MBIA Corp. paid claims on a CMBS pool transaction which experienced deterioration such that all of the deductible was eliminated, and we expect to experience additional claims on this transaction in the future. Ultimate loss rates on these transactions remain uncertain. It is possible that MBIA Corp. will experience severe losses and/or near-term liquidity needs on its insured commercial real estate transactions. Such losses and/or liquidity needs are highly sensitive to the trajectory of the U.S. economy, the trends in delinquencies and liquidations, and the severity of loss upon liquidation.

MBIA Corp. has also recorded significant recoveries related to its second-lien RMBS losses, and there can be no assurance as to the timing or amount of collections. As of March 31, 2014, we recorded estimated recoveries of $651 million for the reimbursement of past and future expected claims through excess spread in our insured second-lien RMBS transactions. Of this amount, $626 million is included in “Insurance loss recoverable” and $25 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. Excess spread is generated by performing loans within insured second lien RMBS securitizations. It is the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests. The amount of excess spread depends on the future loss trends (which include future delinquency trends, average time it takes to charge-off delinquent loans, and the availability of pool mortgage insurance), the future trends in PRIME and LIBOR interest rates and borrower refinancing behavior, which results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments can have significant effect on excess spread.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents repurchases made by the Company in each month during the first quarter of 2014:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)(2)
January	668	$10.94	-	$23
February	352,709	12.46	-	23
March	180,415	14.80	-	23

	533,792	$13.25	-	$23

(1) -	529,246 shares were repurchased by the Company in open market transactions for settling awards under the Company’s long-term incentive plans and 4,546 shares were purchased in open market transactions as an investment in the Company’s non-qualified deferred compensation plan.

(2) -	On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program.

Item 6. Exhibits

10.1.	MBIA Inc. 2005 Non-Employee Director Deferred Compensation Plan, as amended through February 2014, incorporated by reference to Exhibit 10.1 to the MBIA Inc. Form S-8 filed on March 5, 2014 (Reg. No. 333-194335).

+10.2.	Restricted Stock Award Agreement between MBIA Inc. and Joseph W. Brown, dated as of March 17, 2014.

+31.1.	Chief Executive Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2.	Chief Financial Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Chief Executive Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Chief Financial Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+99.1.	Additional Exhibits—National Public Finance Guarantee Corporation and Subsidiaries GAAP Consolidated Financial Statements.

+99.2.	Additional Exhibits—MBIA Insurance Corporation and Subsidiaries GAAP Consolidated Financial Statements.

+101.

Additional Exhibits—MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended

March 31, 2014, formatted in XBRL.

+	Filed Herewith
*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: May 12, 2014	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: May 12, 2014	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)